Form 10-K
period 1993-12-31
PEOPLES BANCORP INC
filed 1994-03-31
CIK 318300

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549


FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1993

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from __ to __


Commission file number 0-16772


PEOPLES BANCORP INC.
(Exact name of Registrant as specified in its charter)

OHIO
(State or other jurisdiction of incorporation or organization)

31-0987416
(I.R.S. Employer Identification No.)

138 PUTNAM STREET, P. O. BOX 738, MARIETTA, OHIO
(Address of principal executive offices)

45750
(Zip Code)

Registrant's telephone number, including area code:  (614) 373-3155

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, No Par Value (1,449,470 outstanding at February
28, 1994)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [  ]

Based upon the closing price of the Common Shares of the Registrant on the NASDAQ Stock Market as of February 28, 1994, the aggregate market value of the Common Shares of the Registrant held by nonaffiliates on that date was $ 57,463,700.
For this purpose, certain executive officers and directors are considered affiliates.

Documents Incorporated by Reference:
	1) Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993, are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

	2) Portions of Registrant's Definitive Proxy Statement relating to the annual meeting to be held April 5, 1994 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Exhibit Index Appears on Page 15



/PAGE 1

PART I

ITEM 1.  BUSINESS.

INTRODUCTION
Peoples Bancorp Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 1, 1980. The Company was merged, following Shareholder approval, into the Peoples Bancorp Inc., an Ohio corporation, effective April 6, 1993, pursuant to a reincorporation proceeding. Its principal business is to act as a multi-bank holding company. Its wholly-owned subsidiaries are The Peoples Banking and Trust Company, Marietta, Ohio ("Peoples Bank"), The First National Bank of Southeastern Ohio ("First National Bank") and The Northwest Territory Life Insurance Company, an Arizona corporation ("Northwest Territory").

At December 31, 1993 Peoples Bancorp Inc. (parent company only) had 23 full-time equivalent employees.



PEOPLES BANK
Peoples Bank was chartered as an Ohio banking corporation under its present name in Marietta, Ohio, in 1902. On August 1, 1990, Peoples Bank and The Peoples Bank, Nelsonville and Athens, were combined to provide efficiency in banking operations. On December 30, 1991, an office was opened at The Plains, a growing community in Athens County, Ohio. The Middleport office of Peoples Bank was acquired on January 2, 1992. This is a full-service branch located in Meigs County, Ohio. Peoples Bank acquired some of the assets and some of the liabilities of Liberty Savings Bank, Marietta, Ohio, from the RTC on February 1, 1992. During 1993 Peoples Bank opened a business production office in Newark, Ohio. As of December 31, 1993, Peoples Bank was one of the largest of 13 banks in Washington and Athens Counties, Ohio, and held 29.2% of total assets of all banks in those two counties. At December 31, 1993, it had assets of $400,000,000; deposits of $336,187,000; and net loans of
$277,281,000.

Peoples Bank is a full-service commercial bank. It provides checking accounts, NOW accounts, Super NOW accounts, money market deposit accounts, savings accounts, time certificates of deposit, commercial loans, installment loans, commercial and residential real estate mortgage loans, credit cards, automatic teller machines, banking by phone, lease financing, corporate and personal trust services and safe deposit rental facilities. Peoples Bank also sells travelers checks, money orders and cashier's checks. Services are provided through ordinary walk-in offices, automated teller facilities called "SuperTeller", and automobile drive-in facilities called "Motor Bank". At December 31, 1993, the Trust Department of Peoples Bank held approximately $326 million in trust and custodial accounts apart from the assets of the Bank.

With all of its offices located in Ohio, Peoples Bank serves principally Washington, Athens and Meigs Counties, together with portions of Hocking, Perry and Vinton Counties in Ohio and adjacent parts of Northern West Virginia. The business production office in Newark, Ohio, serves that immediate area in Licking County. Peoples Bank provides services to its customers at its main office in downtown Marietta and through SuperTeller and other banking facilities. Full-service branches and SuperTellers are located at the Frontier Shopping Center and inside a grocery store at Pike and Acme Streets in Marietta.
A full-service branch, two Motor Banks and a Super-


/PAGE 2

Teller are operated in Belpre, Ohio. Full-service branches with Motor Banks are located in Lowell, Reno and Nelsonville, Ohio.
A full-service branch is located at One North Court Street and
at the Athens Mall in Athens, Ohio.   The One North Court Street
office also has a SuperTeller machine. In 1993, Peoples Bank added three SuperTeller machines on the campus of Ohio University in Athens, Ohio. These locations were operated by another local bank prior to Peoples Bank assuming operation of these machines. A full-service bank is located at Middleport, Ohio.

At December 31, 1993, Peoples Bank had 217 full-time equivalent employees.


THE FIRST NATIONAL BANK OF SOUTHEASTERN OHIO
First National Bank is a national banking association chartered in 1900. It provides services and products that are substantially the same as those of Peoples Bank. It operates a commercial bank and motor bank at one location at 415 Main Street, Caldwell, Ohio. It also has a full-service office on Marion Street in Chesterhill, Ohio. On January 2, 1991, it acquired a full-service office on Kennebec Street, McConnelsville, Ohio. Its market area is comprised of Caldwell, Chesterhill, McConnelsville and the surrounding area in Noble and Morgan Counties, Ohio. At December 31, 1993, it had assets of $61,650,000, deposits of $49,723,000 and net loans of $38,089,000. At December 31, 1993, it had 29 full-time equivalent employees.

During 1989, The First National Bank of Caldwell and The First
National Bank of Chesterhill were merged to form The First
National Bank of Southeastern Ohio.


THE NORTHWEST TERRITORY LIFE INSURANCE COMPANY
Northwest Territory was organized under Arizona law in 1983 and was issued a Certificate of Authority to act as a reinsurance company by the State of Arizona on February 8, 1984. Northwest Territory reinsures credit life and disability insurance issued to customers of banking subsidiaries of the Company by another insurance company. At November 30, 1993, Northwest Territory had total assets of $1,137,000 and had gross premium income of $231,000 in 1993, $230,000 in 1992 and $199,000 in 1991.
Northwest Territory reinsures risks (currently not exceeding $15,000 per insured on a present value basis) within limits established by governmental regulations and management policy. Northwest Territory has no employees.


CUSTOMERS AND MARKETS
The Company's service area has a diverse economic structure. Principal industries in the area include metals, plastics and petrochemical manufacturing; oil, gas and coal production and related support industries. In addition, tourism, education and other service-related industries are important and growing industries. Excellent transportation facilities, including highway, river and rail, are available and have helped the area to develop. Consequently, the Company is not dependent upon any one industry segment for its business opportunities.

/PAGE 3

COMPETITION
The banking subsidiaries of the Company experience significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks in the lending areas of the banks and, to a lesser extent, from savings associations, insurance companies, governmental agencies, credit union, brokerage firms and pension funds. The primary factors in competing for loans are interest rate and overall lending services. Competition for deposits comes from other commercial banks, savings and loan associations, money market funds and credit unions as well as from insurance companies and brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience of office location and overall financial condition. The Company believes that its size, overall banking services and financial condition place it in a favorable competitive position.


NORTHWEST TERRITORY LIFE INSURANCE COMPANY
Northwest Territory Life Insurance Company operates in the highly competitive industry of credit life and disability insurance. A large number of stock and mutual insurance companies also operating in this industry have been in existence for longer periods of time and have substantially greater financial resources than does Northwest Territory Life Insurance Company. The principal methods of competition in the credit life and disability insurance industry are the availability of coverages, premium rates and a competitive advantage due to the fact that the business of Northwest Territory Life Insurance Company is limited to the accepting of life and disability reinsurance ceded in part by Northwest Territory Life Insurance Company from the credit life and disability insurance purchased by loan customers of Peoples Bank and First National Bank.



SUPERVISION AND REGULATION
The following is a summary of certain statutes and regulations affecting the Corporation and its subsidiaries. The summary is qualified in its entirety by reference to such statutes and regulations.

The Corporation is a bank holding company under the Bank
Holding Company Act of 1956, as amended, which restricts the activities of the Corporation and the acquisition by the Corporation of voting stock or assets of any bank, savings association or other company. The Corporation is also subject to the reporting requirements of, and examination and regulation by, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of the bank holding company and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to the bank holding companies are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit or provision of property or services.


/PAGE 4

Bank holding companies are also restricted in acquiring shares or substantially all of the assets of any bank located outside the state in which the operations of the holding company's banking subsidiaries are principally conducted. Such an acquisition must be specifically authorized by statute of the state of the bank whose shares or assets are to be acquired. Ohio laws permit interstate banking on a reciprocal basis. Bank holding companies and banks located in Ohio may acquire or organize bank holding companies and banks in other states; conversely, bank holding companies and banks in such states may acquire or organize bank holding companies or acquire or charter banks in Ohio if the other state enacts effective reciprocal legislation granting Ohio bank holding companies and banks the same or greater authority.

As a national bank, The First National Bank of Southeastern
Ohio is supervised and regulated by the Comptroller of the Currency. As Ohio state-chartered banks, The Peoples Banking and Trust Company and The First National Bank of Southeastern Ohio are insured by the Federal Deposit Insurance Corporation ("FDIC") and those entities are subject to the applicable provisions of the Federal Deposit Insurance Act. A subsidiary of a bank holding company can be liable to reimburse the FDIC if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or FDIC assistance provided to such subsidiary in danger of default.

Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of The Peoples Banking and Trust Company and The First National Bank of Southeastern Ohio, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends and limitations on branching.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and for state member banks. The risk-based capital guidelines include both a definition of capital and a framework for calculating weighted-risk assets by assigning assets and off-balance sheet items to risk weights (including certain off-balance sheet items, such as standby letters of credit). The minimum supervisory risk-based capital ratio is 8%. At least half of the total capital is to be comprised of common stockholder's equity (including retained earnings), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries, less goodwill ("Tier 1 capital").
The remainder ("Tier 2 capital") may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 4% for bank holding companies and state member banks that meet certain specified condition, including no operational, financial or supervisory deficiencies and including having the highest regulatory rating. The minimum leverage ratio is 1.0-2.0% higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth.

/PAGE 5

National bank subsidiaries, such as The First National Bank of Southeastern Ohio, are subject to similar capital requirements adopted by the Comptroller of the Currency, and state non-member bank subsidiaries, such as The Peoples Banking and Trust Company, are subject to similar capital requirements adopted by the FDIC.

The Corporation and it subsidiaries currently satisfy all capital requirements. Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.

The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks. The Peoples Banking and Trust Company and The First National Bank of Southeastern Ohio may not pay dividends to the Corporation if, after paying such dividends, they would fail to meet the required minimum levels under the risk-based capital guideline and the minimum leverage ratio requirements. The Peoples Banking and Trust Company and The First National Bank of Southeastern Ohio must have the approval of their respective regulative authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net profits and the retained net profits for the preceding two years, less required transfers to surplus. Payment of dividend by the bank subsidiaries may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting the Corporation's ability to pay dividends on its outstanding common shares.

Northwest Territory Life Insurance Company is chartered by the State of Arizona and is subject to regulation, supervision and examination by the Arizona Department of Insurance. The powers of regulation and supervision of the Arizona Department of Insurance relate generally to such matters a minimum capitalization, the grant and revocation of certificates of authority to transact business, the nature of and limitations on investments, the maintenance of reserves, the form and content of required financial statements, reporting requirements and other matters pertaining to life and disability insurance companies.


MONETARY POLICY AND ECONOMIC CONDITIONS
The commercial banking business is affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies, including the Federal Reserve Board. The Federal Reserve regulates money and credit conditions and interest rates in order to influence general economic conditions primarily through open-market operations in United States Government securities, changes in the discount rate on bank borrowings, and changes in the reserve requirements against bank deposits. These policies and regulations significantly affect the overall growth and distribution of bank loans, investments and deposits, and the interest rates charged on loans, as well as the interest rates paid on deposits and accounts.

The monetary policies of the Federal Reserve Board have had a

/PAGE 6
significant effect on the operating results of commercial banks in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the money markets and the activities of monetary and fiscal authorities, no definitive predictions can be made as to future changes in interest rates, credit availability or deposit levels.


STATISTICAL FINANCIAL INFORMATION REGARDING THE COMPANY
The following listing of statistical financial information, which is included in the Company's Annual Report to Stockholders, provides comparative data for the Company over the past three and five years, as appropriate. These tables should be read in conjunction with "Management's Discussion and Analysis" and the Consolidated Financial Statements of the Company and its subsidiaries found at pages 26 through 30 and 6 through 19, respectively, of the Company's Annual Report to Stockholders.


AVERAGE BALANCES AND ANALYSIS OF NET INTEREST INCOME
Please refer to page 22 of the Company's Annual Report to Stockholders.

RATE VOLUME ANALYSIS
Please refer to page 23 of the Company's Annual Report to Stockholders.

LOAN MATURITIES
Please refer to page 23 of the Company's Annual Report to Stockholders.

AVERAGE DEPOSITS
Please refer to "Average Balances and Analysis of Net Interest
Income" on page 22 of the Company's Annual Report to Stockholders.

MATURITIES SCHEDULE OF LARGE CERTIFICATES OF DEPOSIT
Please refer to page 23 of the Company's Annual Report to Stockholders.

LOAN PORTFOLIO ANALYSIS
Please refer to pages 24 and 25 of the Company's Annual Report to Stockholders.

SECURITIES ANALYSIS
Please refer to page 27 of the Company's Annual Report to Stockholders.


/PAGE 7

RETURN RATIOS
Please refer to page 5 of the Company's Annual Report to Stockholders.


ITEM 2.  PROPERTIES
The principal office of the Company and Peoples Bank is located at 138 Putnam Street, Marietta, Ohio. This location consists of a five-story, stone-block building and one other smaller building attached by interior corridors. Peoples Bank also owns several nearby vacant lots for parking and a nearby Motor Bank. Peoples Bank owns property on which three additional full-service and two additional Motor Banks are located, leases the land on which one full-service branch is located and leases its other full-service branch. Peoples Bank also owns a two-story, block building on the Public Square in Nelsonville, Ohio, an additional office in Nelsonville, together with an office consisting of a two-story concrete structure at One North Court Street, Athens, Ohio, and a brick full-service office in the Athens Mall. The building in the Mall is owned by the Bank on leased real property.

First National Bank owns a three-story office building of brick and stone at 415 Main Street in Caldwell, Ohio, and a one-story masonry and brick building constructed in 1969 located on Marion Street in Chesterhill, Morgan County, Ohio, together with a two-story brick structure in McConnelsville, Morgan County, Ohio, located on Kennebec Street.

In 1993, Peoples Bank completed construction of a five-story addition to its primary facility in downtown Marietta. The Company and its subsidiaries own other real property which, when considered in the aggregate, is not material to their operations. Management believes that these properties are in satisfactory condition and adequate. Due to growth and acquisitions, the Company expanded its space for some customer services and data processing.

Please refer to Note 6 to the Consolidated Financial Statements on page 14 of the Company's Annual Report to Stockholders for a discussion of lease commitments.



ITEM 3.  LEGAL PROCEEDINGS.
There are no pending legal proceedings to which the Company or its subsidiaries are a party or to which any of their property is subject other than ordinary routine litigation incidental to their business, none of which is material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Please refer to this Company's Annual Proxy Statement for a discussion of items submitted to a vote of security holders.


/PAGE 8

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.
Please refer to page 21 of the Company's Annual Report to Stockholders, which is incorporated by reference herein.


ITEM 6.  SELECTED FINANCIAL DATA.
The table of Selected Financial Data on page 5 of the Company's
Annual Report to Stockholders is incorporated herein by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION.
Please refer to Pages 26 through 30 of the Company's Annual
Report to Stockholders, which are incorporated herein by reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Consolidated Financial Statements of Peoples Bancorp Inc. and it subsidiaries, included on pages 6 through 19 of its Annual Report to Stockholders for the fiscal year ended December 31, 1993, and the Report of Coopers & Lybrand included therein are incorporated herein by reference. Following is an index to the financial statements included in the Annual Report to Stockholders for the fiscal year ended December 31, 1993:


FINANCIAL STATEMENTS:
Peoples Bancorp Inc. and Subsidiaries:

Report of Independent Accountants:
Annual Report Page 20

Consolidated Balance Sheet December 31, 1993 and 1992:
Annual Report Page 6

Consolidated Statement of Income for the Three Years Ended
December 31, 1993:
Annual Report Page 7

Consolidated Statement of Stockholders' Equity for the Three
Years Ended December 31, 1993:
Annual Report Page 8

Consolidated Statement of Cash Flows for the Three Years Ended
December 31, 1993:
Annual Report Page 9

Notes to the Consolidated Financial Statements:
Annual Report Pages 10 - 19

Peoples Bancorp Inc.: (Parent Company Only Financial Statements are included in Note 18 to the Financial Statements):
Annual Report Pages 18 - 19

Statistical Financial Information of the Company:
Annual Report Pages 21 - 25


/PAGE 9

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES.
None



PART  III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. Directors and Executive Officers of the Company include those persons enumerated under "Election of Directors" on pages 5 through 10 of the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held April 5, 1994, which section is expressly incorporated by reference. Other Executive Officers are Carol A. Schneeberger (37), Vice President/Operations, John T. Underwood (54) Vice President/Business Development, John (Jack) W. Conlon (48), Chief Financial Officer and Jeffrey D. Welch (39), Treasurer. Ms. Schneeberger became Vice President/Operations of the Company in October, 1988. Prior to her above election she was Auditor of the Company since August, 1987 and Auditor of Peoples Bank from January, 1986. She was Assistant Auditor of Peoples Bank from January, 1979. Mr. Underwood joined Peoples Bancorp Inc. in October, 1993. Mr. Underwood was Executive Vice President/Operations for Peoples Bank and has 31 years of banking experience. Mr. Conlon has been Chief Financial Officer since April, 1991. He is also Chief Financial Officer and Treasurer of Peoples Bank. Mr. Welch has been Treasurer since 1985. He was Assistant Treasurer from 1984 to 1985. Certain other information called for in this Item 10 is incorporated herein by reference to the Company's definitive Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 2 through 5.



ITEM 11.  EXECUTIVE COMPENSATION.
See "Compensation Committee Interlocks and Insider Participation" and "Compensation of Executive Officers and Directors" on pages 13 and 14, and 14 through 18, respectively, of the Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held April 5, 1994, which are expressly incorporated by reference.

Neither the report on executive compensation nor the performance graph included in the Company's definitive Proxy
Statement relating to the Company's Annual Meeting of Stockholders to be held on April 5, 1994, shall be deemed to be incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
See "Security Ownership of Certain Beneficial Owners and Management" on pages 2 through 5 of the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held April 5, 1994, which section is expressly incorporated by reference.


/PAGE 10

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
See "Transactions Involving Management" on page 11 of the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held April 5, 1994, which section is expressly incorporated by reference.





PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

a)    (1)  Financial Statements
For a list of all financial statements incorporated by reference in this Annual Report on Form 10-K, see "Index to Financial
Statements" at Page 13.

b)    (2)  Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

c)     (3)  Exhibits
Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Exhibit Index" at page 15. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.




EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS


EXHIBIT NO        DESCRIPTION                    LOCATION


10(a)             Deferred Compensation          Incorporated herein
                  Agreement dated November       by reference to
                  16, 1976 between Robert        Exhibit 6(g) to the
                  E. Evans and The               Company's Registration
                  Peoples Banking and            Statement No. 2-68524
                  Trust Company as amended       on Form S-14.
                  March 13, 1979.



/PAGE 11


EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS (continued)


EXHIBIT NO	        DESCRIPTION                 LOCATION


10(b)              Peoples Bancorp Inc.        Exhibit 10(b) Pages i
     	             Retirement Savings Plan     through 75.

10(d)              Peoples Bancorp Inc.        Exhibit 10(c) Pages i
                   Retirement Plan and         through 68.
                   Trust.

10(e)              Summary of the              Incorporated herein by
     	             Incentive Bonus Plan        reference to Exhibit
                   of Peoples Bancorp Inc.     10(f) of the Company's
                                               1992 Annual Report on
     	                                         Form 10-K for fiscal
     	                                         year ended December
     	                                         31, 1992 (File No
                                               0-16772).

10(f)              Stock Option Plan           Incorporated herein by
     	                                         reference to Exhibit 4
                                               of the Company's Form
                                               S-8 dated August 25, 1993
                                               (Registration Statement No.
                                               33-67878).



(b) Reports on Form 8-K
During 1993, an Agreement of Merger of Peoples Bancorp
(Delaware) with Peoples Bancorp (Ohio) was filed on Form 8-K, dated May 3, 1993 (File No. 0-16772). There were no current reports on Form 8-K filed during the fiscal quarter ended
December 31, 1993.


(c)	 Exhibits
Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Exhibit
Index" at page 15.


(d)	 Financial Statement Schedules
None


/PAGE 12

PEOPLES BANCORP INC.
INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS:
Peoples Bancorp Inc. and Subsidiaries:

Report of Independent Accountants:
Annual Report Page 20


Consolidated Balance Sheet as of December 31, 1993 and 1992:
Annual Report Page 6


Consolidated Statement of Income for the Three Years Ended
December 31, 1993:
Annual Report Page 7


Consolidated Statement of Stockholders' Equity for the Three
Years Ended December 31, 1993:
Annual Report Page 8


Consolidated Statement of Cash Flows for the Three Years Ended
December 31, 1993:
Annual Report Page 9


Notes to the Consolidated Financial Statements:
Annual Report Pages 10 - 19



Peoples Bancorp Inc.: (Parent Company Only Financial Statements are included in Note 18 to the Financial Statements):
Annual Report Pages 18 - 19



Statistical Financial Information of the Company:
Annual Report Pages 21 - 25


/PAGE 13

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP INC.

Date:  March 24, 1994         By ROBERT E. EVANS
                              Robert E. Evans,
                              President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURES                   TITLE                       DATE


ROBERT E. EVANS              President and Chief         March 24, 1994
Robert E. Evans              Executive Officer and
                             Director

JEWELL BAKER                 Director                    March 24, 1994
Jewell Baker

DENNIS D. BLAUSER            Director                    March 24, 1994
Dennis D. Blauser

CARL L. BROUGHTON            Director                    March 24, 1994
Carl L. Broughton

WILFORD D. DIMIT             Director                    March 24, 1994
Wilford D. Dimit

BARTON S. HOLL               Director                    March 24, 1994
Barton S. Holl

NORMAN J. MURRAY             Director                    March 24, 1994
Norman J. Murray

NO SIGNATURE                 Director
Fred R. Price

JAMES B. STOWE               Director                    March 24, 1994
James B. Stowe

PAUL T. THEISEN              Director                    March 24, 1994
Paul T. Theisen

THOMAS C. VADAKIN            Director                    March 24, 1994
Thomas C. Vadakin

JOSEPH H. WESEL              Chairman of the Board       March 24, 1994
Joseph H. Wesel              and Director

JEFFREY D. WELCH             Treasurer (Principal        March 24, 1994
Jeffrey D. Welch             Accounting Officer)

JOHN W. CONLON               Chief Financial Officer     March 24, 1994
John W. Conlon




/PAGE 14

EXHIBIT LIST AND INDEX

PEOPLES BANCORP INC. FORM 10-K FOR YEAR ENDED DECEMBER 31, 1993



EXHIBIT
NUMBER       DESCRIPTION                     EXHIBIT LOCATION


3 (a)        Certificate of Incorporation    Incorporated herein by
             Amendments thereto of Peoples   reference to Exhibit 2
             Bancorp Inc.                    to the Company's Form 8-K
                                             filed May 3, 1993 (File
                                             No. 0-16772).

3 (b)        Code of Regulations of Peoples  Incorporated herein by
             Bancorp Inc.                    reference to Item 4,
                                             Exhibit C to the Company's
                                             Proxy Statement dated
                                             March 8, 1993 in connection
                                             with Annual Meeting of
                                             Stockholders, April 6,
                                             1993, filed on Form 10-K
                                             for the year ended December
                                             31, 1992 (File No. 0-16772).

10 (a)       Deferred Compensation           Incorporated herein by
             Agreement dated November        reference to Exhibit 6 (g)
             16, 1976, between               to the Company's Registration
             Robert E. Evans and The         Statement No. 2-68524
             Peoples Banking and Trust       on Form S-14.
             Company as amended March
             13, 1979.

10 (b)       Peoples Bancorp Inc.            Exhibit 10 (b) included in
             Retirement Savings Plan.        this filing of Form 10-K.

10(c)        Loan Agreement dated            Incorporated herein by
             September 16, 1992 by and       reference to Exhibit 10 (d)
             between Peoples Bancorp         of the Company's 1992
             Inc. and Fifth Third Bank.      Annual Report on Form 10-K
                                             for fiscal year ended
                                             December 31, 1992
                                             (File No. 0-16772).

10 (d)       Peoples Bancorp Inc.            Exhibit 10 (d) included in
             Retirement Plan and Trust.      this filing of Form 10-K.

10 (e)       Summary of the Incentive        Incorporated herein by
             Bonus Plan of Peoples Bancorp   reference to Exhibit 10 (f)
             Inc., Peoples Banking and       of the Company's 1992 Annual
             Trust Company and First         Report on Form 10-K for
             National Bank of Southeastern   fiscal year ended December
             Ohio.                           31, 1992 (File No. 0-16772).

10 (f)       Stock Option Plan               Incorporated herein by
                                             reference to Exhibit 4
                                             of the Company's Form
                                             S-8 dated August 25, 1993
                                             (Registration No. 33-67878).



/PAGE 15

EXHIBIT LIST AND INDEX
(Continued)

PEOPLES BANCORP INC. FORM 10-K
FOR YEAR ENDED DECEMBER 31, 1993





EXHIBIT
NUMBER           DESCRIPTION                    LOCATION


11               Computation of Earnings        Exhibit 11 included in
                 Per Share.                     this filing of Form 10-K.

13               Peoples Bancorp Inc.           Exhibit 13 included in
                 Annual Report to               this filing of Form 10-K
                 Stockholders for the           (pages 1 to 25).
                 fiscal year ended
                 December 31, 1993.

22               Subsidiaries of Peoples        Exhibit 22 included in
                 Bancorp Inc.                   this filing of Form 10-K.

28               Form 11-K Annual Report        To be filed as an
                 of Peoples Bancorp             amendment to Form 10-K.
                 Retirement Savings Plan.





/PAGE 16




[DESCRIPTION]  ACTUAL PROXY STATEMENT
[TEXT]



NOTICE OF ANNUAL MEETING OF SHAREHOLDERS PEOPLES BANCORP INC.
Marietta, Ohio

March 7, 1994

To the Shareholders of Peoples Bancorp Inc.:

You are cordially invited to attend the Annual Meeting of Shareholders (the "Annual Meeting") of Peoples Bancorp Inc. (the
"Company") to be held at 10:00 a.m., local time, on Tuesday, April 5, 1994, in the Conference Room of The Peoples Banking and
Trust Company, 235 Second Street, Marietta, Ohio, for the following purposes:

1.	To elect the following Directors for terms of three years
each:



Nominee                                              Term Expires In

George W. Broughton	       	(for election)			        1997
Wilford D. Dimit		         	(for re-election)      		1997
Barton S. Holl	             (for re-election)      		1997
James B. Stowe	             (for re-election)	      	1997


2.	To consider and vote upon a proposal to adopt an amendment to
Article FOURTH of the Company's Amended Articles of
Incorporation which would increase the authorized number of shares of the Company from 4,000,000 shares to 6,000,000 shares, all of which will be common shares, without par value.

3.	To transact such other business as may properly come before
the Annual Meeting and any adjournment or adjournments thereof.


Shareholders of record at the close of business on February 15, 1994, will be entitled to notice of and to vote at the Annual
Meeting and any adjournment or adjournments thereof.

You are cordially invited to attend the Annual Meeting. The vote of each shareholder is important, whatever the number of common shares held. Whether or not you plan to attend the Annual Meeting, please sign, date and return your Proxy promptly in the enclosed envelope.

The Company's Annual Report to Shareholders for the fiscal year ended December 31, 1993 accompanies this Notice and Proxy
Statement.

By Order of the Board of Directors

RUTH I. OTTO
Ruth I. Otto
Corporate Secretary




PEOPLES BANCORP INC.
138 Putnam Street Marietta, Ohio 45750
(614) 373-3155


PROXY STATEMENT

This Proxy Statement and the accompanying proxy are being mailed to shareholders of Peoples Bancorp Inc., an Ohio corporation (the "Company"), on or about March 7, 1994, in connection with the solicitation of proxies by the Board of Directors of the Company for use at the Annual Meeting of Shareholders of the Company (the "Annual Meeting") called to be held on Tuesday, April 5, 1994, or at any adjournment or adjournments thereof. The Annual Meeting will be held at 10:00 a.m., local time, in the Conference Room of The Peoples Banking and Trust Company, 235 Second Street, Marietta, Ohio.

The Company has three wholly-owned subsidiaries. They include The Peoples Banking and Trust Company ("Peoples Bank"), The First National Bank of Southeastern Ohio ("First National") and The Northwest Territory Life Insurance Company ("Northwest Territory").

A proxy for use at the Annual Meeting accompanies this Proxy Statement and is solicited by the Board of Directors of the Company. Shareholders of the Company may use their proxies if they are unable to attend the Annual Meeting in person or wish to have their common shares of the Company voted by proxy even if they do attend the Annual Meeting. Without affecting any vote previously taken, any shareholder executing a proxy may revoke it at any time before it is voted by filing with the Secretary of the Company, at the address of the Company set forth on the cover page of this Proxy Statement, written notice of such revocation; by executing a later-dated proxy which is received by the Company prior to the Annual Meeting; or by attending the Annual Meeting and giving notice of such revocation in person. Attendance at the Annual Meeting will not, in and of itself, constitute revocation of a proxy.

Only shareholders of the Company of record at the close of business on February 15, 1994 (the "Record Date"), are entitled to receive notice of and to vote at the Annual Meeting and any adjournment or adjournments thereof. At the close of business on the Record Date, 1,457,432 common shares were outstanding and entitled to vote. Each common share entitles the holder thereof to one vote on each matter to be submitted to shareholders at the Annual Meeting. A quorum for the Annual Meeting is a majority of the common shares outstanding. There is no cumulative voting with respect to the election of directors.

As of the date of this Proxy Statement, the Board of Directors of the Company does not know of any business to be brought before the Annual Meeting except as set forth in this Proxy Statement. However, if any matters other than those referred to in this Proxy Statement should properly come before such Annual Meeting, or any adjournment or adjournments thereof, it is intended that the persons named as proxies in the enclosed proxy may vote the common shares represented by said proxy on such matters in accordance with their best judgment in light of the conditions then prevailing.

The Company will bear the costs of preparing and mailing this Proxy Statement, the accompanying proxy and any other related materials and all other costs incurred in connection with the solicitation of proxies on behalf of the Board of Directors. Proxies will be solicited by mail and may be further solicited, for no additional compensation, by officers, directors, or employees of the Company and its subsidiaries by further mailing, by telephone, or by personal contact. The Company will also pay the standard charges and expenses of brokerage houses, voting trustees, banks, associations and other custodians, nominees, and fiduciaries, who are record holders of common shares not beneficially owned by them, for forwarding such materials to and obtaining proxies from the beneficial owners of common shares entitled to vote at the Annual Meeting.

The Annual Report to the Shareholders of the Company for the fiscal year ended December 31, 1993 (the "1993 fiscal year") is enclosed herewith.



SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

		The following table sets forth, as of the Record Date, certain information concerning the beneficial ownership of common shares by the only person known to the Company to be the beneficial owner of more than 5% of the outstanding common shares:


	                              AMOUNT AND
NAME AND	                      NATURE OF                 PERCENT
ADDRESS OF	                    BENEFICIAL	               OF
BENEFICIAL OWNER	              OWNERSHIP                 CLASS<F1>


Peoples Bank-                  	181,437<F2> 	            12.4%
Trust Department
Trustee
138 Putnam Street
Marietta, Ohio 45750

<F1> 	The percent of class is based on 1,457,432 common shares
outstanding on the Record Date.

<F2> 	Includes 53,138 common shares, 97,465 common shares,
26,455 common shares and 4,379 common shares as to which the
Trust Department of Peoples Bank has shared investment and sole voting power, shared investment and voting power, sole voting and investment power, and sole investment and shared voting
power, respectively.  The officers and directors of Peoples Bank and the Company disclaim beneficial ownership of these common shares by reason of their positions.  Does not include 44,420 common shares held by the Trust Department in its capacity as
Trustee under the Peoples Bancorp Inc.  Retirement Savings Plan with respect to which the Trust Department has neither voting nor investment power.



The following table sets forth, as of the Record Date, certain information with respect to the common shares beneficially owned by each director of the Company, by each nominee for election as a director of the Company, by the executive officer of the Company named in the Summary Compensation Table and by all executive officers and directors of the Company as a group:



          AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP<F1>

                                          COMMON
                                          SHARES
                                          WHICH CAN
                                          BE ACQUIRED
                                          UPON EXERCISE
                         COMMON           OF OPTIONS
                         SHARES           EXERCISABLE
                         PRESENTLY        WITHIN                 PERCENT OF
NAME                     HELD 	           60 DAYS    TOTAL	      CLASS<F2>

Jewell Baker	            4,968         	  110        5,078       <F3>
Dennis D. Blauser	       3,586<F4>        110        3,696       <F3>
Carl L. Broughton<F5>	   48,244<F6>       110        48,354  	   3.3%
George W.Broughton<F7>	  19,136           50         19,186      1.3%
Wilford D. Dimit<F7>	    1,971<F9>        110       	2,081      	<F3>
Robert E. Evans<F10>    	23,006.625<F11>  2,000      25,006.625  1.7%
Barton S. Holl<F7>    	  1,919<F12>       110        2,029       <F3>
Norman J. Murray	        1,863<F13>       110     	  1,973      	<F3>
Fred R. Price         	  1,903            110     	  2,013      	<F3>
James B. Stowe<F7>       6,208<F14>       110     	  6,318       <F3>
Paul T. Theisen       	  4,055            110        4,165      	<F3>
Thomas C. Vadakin  	     767<F15>         110        877         <F3>
Joseph H. Wesel	         14,576<F16>      110        14,686     	1.0%

All directors and
executive officers
as a group
(numbering 17)           136,216.848<F17> 7,260      143,476.848	9.8%



<F1> 	Unless otherwise noted, the beneficial owner has sole
voting and investment power with respect to all of the common shares reflected in the table.

<F2> 	The percent of class is based upon 1,457,432 common shares
outstanding on the Record Date and the number of common shares, if any, as to which the named person has the right to acquire beneficial ownership upon the exercise of exercisable options within 60 days of the Record Date.

<F3> 	Reflects ownership of less than 1% of the outstanding
common shares.

<F4> 	Includes  2,662 common shares held jointly by Mr. Blauser
with his wife as to which he exercises shared voting and investment power and 392 common shares held in an IRA owned by Mr. Blauser. Does not include 1,429 common shares held of record and beneficially owned by Mr. Blauser's wife as to which he has no voting or investment power and disclaims beneficial ownership.

<F5> 	Mr. Broughton has chosen not to stand for reelection as a
director of the Company and will cease to serve on April 5, 1994.

<F6> 	Does not include 6,499 common shares held of record and
owned beneficially by Mr. Broughton's wife and 759 common shares held in the Elizabeth S. Broughton Trust, a revocable inter vivos trust with respect to which Mr. Broughton's wife was the grantor and Peoples Bank is the Trustee, as to which common shares Mr. Broughton has no voting or investment power and disclaims beneficial ownership. Peoples Bank and Mrs. Broughton may be deemed to share voting power with respect to the common shares held in the Elizabeth S. Broughton Trust and said common shares are included in the common shares shown as beneficially owned by People Bank in the preceding table. Also does not include 4,538 common shares held of record by the Broughton Foods Company Pension Trust B, as to which Mr. Broughton disclaims beneficial ownership.

<F7> 	Nominee for election as a director of the Company.

<F8>  Does not include 2,928 common shares held of record and beneficially owned by Mr. Broughton's wife as to which he has no voting or investment power and disclaims beneficial ownership.

<F9> 	Includes 330 common shares held jointly by Mr. Dimit with
his wife as to which he exercises shared voting and investment power.

<F10> 	Executive officer of the Company named in the Summary
Compensation Table.

<F11> 	Includes 3,952.625 common shares allocated to the account
of Mr. Evans in the Peoples Bancorp Inc. Retirement Savings Plan with respect to which Mr. Evans has the power to direct the voting and disposition. Does not include 2,940 common shares held of record and owned beneficially by Mr. Evans' wife and 713 common shares held by Mr. Evans' wife as custodian for their son, as to which common shares Mr. Evans has no voting or investment power and disclaims beneficial ownership.

<F12> 	Includes 371 common shares held jointly by Mr. Holl with
his wife as to which he exercises shared voting and investment power.

<F13> 	Does not include 3,726 common shares held of record and
beneficially owned by Mr. Murray's wife and 800 common shares held of record and beneficially owned by Mr. Murray's daughter. Mr. Murray has no voting or investment power with respect to these common shares and disclaims beneficial ownership thereof.

<F14> 	Includes 2,477 common shares held jointly by Mr. Stowe
with his wife as to which he exercises shared voting and investment power. Does not include 8,999 common shares held of record and beneficially owned by Mr. Stowe's wife as to which he has no voting or investment power and disclaims beneficial ownership.

<F15> 	Does not include 7,069 common shares held of record and
beneficially owned by Mr. Vadakin's wife and 1,089 common shares held by Mr. Vadakin's wife as custodian for her son, as to which common shares Mr. Vadakin has no voting or investment power and disclaims beneficial ownership.

<F16> 	Includes 701 common shares held jointly by Mr. Wesel with
his mother and 1,936 common shares held jointly by Mr. Wesel with his wife. Mr. Wesel exercises shared voting and investment power with respect to these common shares. Does not include 3,012 common shares held of record and beneficially owned by Mr. Wesel's wife as to which he has no voting or investment power and disclaims beneficial ownership. Does not include 60 common shares held of record and beneficially owned by Mr. Wesel's daughter as to which he has no voting or investment power and disclaims beneficial ownership. Does not include 5,143 common shares held of record by the Marietta Ignition, Inc. Pension
Plan as to which Mr. Wesel has no voting or investment power and disclaims beneficial ownership. Mr. Wesel serves as a member of the Administrative Committee for the Marietta Ignition, Inc. Pension Plan. Peoples Bank shares voting power with respect to the common shares held in the Marietta Ignition, Inc. Pension Plan with the Plan Administrator and said common shares are included among the common shares shown as beneficially owned by Peoples Bank in the preceding table.

<F17> 	Includes common shares held jointly by directors and
executive officers and other persons. Also includes 6,416.85 common shares allocated to the respective accounts of executive officers of the Company in the Peoples Bancorp Inc. Retirement Savings Plan. See notes (4), (6), (9) and (11) through (16) above.





To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company and written representations that no other reports were required, during the 1993 fiscal year, all filing requirements applicable to officers, directors and greater than 10% beneficial owners of the Company under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were complied with.





ELECTION OF DIRECTORS
(Item 1 on Proxy)

In accordance with Section 2.02 of the Regulations of the Company, four directors of Class II are to be elected to hold office for terms of three years each, in each case until their respective successors are duly elected and qualified. It is the intention of the persons named in the accompanying proxy to vote the common shares represented by the proxies received pursuant to this solicitation for the nominees named below who have been designated by the Board of Directors, unless otherwise instructed on the proxy.

The following table gives certain information concerning each nominee for election as a director of the Company. Unless otherwise indicated, each person has held his principal occupation for more than five years.



                           POSITION(S) HELD
                           WITH THE COMPANY AND      DIRECTOR   NOMINEE
                           ITS SUBSIDIARIES AND    CONTINUOUSLY FOR TERM
TERM NOMINEE      AGE      PRINCIPAL OCCUPATION(S)    SINCE     EXPIRING IN


George W.
Broughton	        36      	Director and               ---       1997
                           Executive
                          	Vice President/Sales
                           and Marketing,
                           Broughton Foods Co.,
                           a processor
                           and distributor of dairy
                           products; Director of SBR,
                           Inc., maker of
                           replacement windows and
                           owner of "Wood Crafters"
                           catalog and stores.<F1>

Wilford D. Dimit	 60	      President of First	        1993      1997
                         		Settlement, Inc.,
                         		Marietta, Ohio, a
                         		retail clothing store
                         		and restaurant.<F1>

Barton S. Holl   	71      	Chairman of the Board 	    1990	     1997
                         		of Logan Clay Products,
                         		Inc., Logan, Ohio, a
                          	manufacturer of clay
                         		tile products.

James B. Stowe   	73      	Chairman of the Board 	    1980	     1997
                         		of Stowe Truck &
                         		Equipment Co., Marietta,
                          	Ohio, a company which
                         		sells heavy equipment,
                         		riding lawn mowers,
                         		tractor/trailers and
                          	trucks.<F1>


<F1> 	Also a director of Peoples Bank.


While it is contemplated that all nominees will stand for election, if one or more nominees at the time of the Annual Meeting should be unavailable or unable to serve as a candidate for election as a director, the proxies reserve full discretion to vote the common shares represented by the proxies for the election of the remaining nominees and for the election of any substitute nominee or nominees designated by the Board of Directors. The Board of Directors knows of no reason why any of the above-mentioned persons will be unavailable or unable to serve if elected to the Board.

Under Ohio law and the Company's Regulations, the four nominees for election as Class II directors receiving the greatest number of votes will be elected as directors. Common shares as to which the authority to vote is withheld and broker non-votes will be counted for quorum purposes but will not be counted toward the election of directors, or toward the election of the individual nominees specified on the form of proxy.

The following table gives certain information concerning the current directors who will continue to serve after the Annual
Meeting. Unless otherwise indicated, each person has held his or her principal occupation for more than five years.


                          POSITION(S) HELD
                          WITH THE COMPANY AND   DIRECTOR
                          ITS SUBSIDIARIES AND  CONTINUOUSLY TERM
NAME  	           AGE     PRINCIPAL OCCUPATION(S)  SINCE     EXPIRES IN

Robert E. Evans	  53     	President and Chief	     1980	     1995
                        		Executive Officer of
                        		the Company and of
                        		Peoples Bank; Chairman
                        		of the Board of
                        		Northwest Territory.<F1>

Paul T. Theisen	  63     	President and a     	    1980	     1995
                        		Shareholder of Theisen,
                        		Brock, Frye, Erb &
                         	Leeper Co., L.P.A.,
                        		Attorneys at Law,
                        		Marietta, Ohio.<F2>

Thomas C. Vadakin	62      President of Vadakin,	   1989     	1995
                        		Inc., Marietta, Ohio,
                        		a heavy industrial
   		                     cleaning service;
                        		Director (2/94),
                          The Airolite Company,
                          Marietta, Ohio, a
                          manufacturer of
                          ventilating louvers.<F3>

Jewell Baker     	70      Co-Owner of B & N Coal   1990  	   1996
                        		Company, Dexter City,
                         	Ohio, a mining and
                         	energy producer;
                        		Director of First
                        		National Bank of
                        		Caldwell from 1984 to
                        		1989; Director of
                        		First National from
                        		1989 to 1990.

Dennis D. Blauser	68	     President of Blauser     1987	     1996
                        		Energy Corp., Marietta,
               		         Ohio, an oil and gas
                         	producer; President of
                        		Blauser Well Service,
                        		Inc., Marietta, Ohio,
                        		a servicer of oil and
   		                     gas wells; Chairman of
                        		the Board of Marietta
                        		Structures Corp.,
                          Marietta, Ohio, a builder
                        		of bridge beams, pre-
                         	stressed concrete beams
                        		and pre-engineered siding
                        		for buildings.<F2>

Norman J. Murray 	76     	Former Chairman of the    1980     1996
                          Board	(1985-1994) of The
                          Airolite Co., Marietta,
                          Ohio, a manufacturer of
                          ventilating	louvers;
                          Chairman of the Board of
                          Peoples Bank since 1990.<F3>

Fred R. Price	    58	     President and Chief	    1987	    1996
                        		Executive Officer of
                        		Chesterhill Stone Co.,
                          a gravel company located
                        		in Southeastern Ohio;
                        		President and Chief
                        		Executive Officer of
                        		Price Inland Terminal Co.,
   		                     a barge company located
                        		in Southeastern Ohio;
                        		President and Chief
                        		Executive Officer of
                        		Beverly Slag Co., a slag
		                        company located in
                        		Southeastern Ohio.

Joseph H. Wesel	  64	     President and Chief     1980  	  1996
                        		Executive Officer of
                        		Marietta Automotive
                         	Warehouse, Inc.,
                        		Marietta, Ohio,
                        		automotive parts
                        		wholesaler; President
                        		of Auto Paints Works
                        		Inc., Marietta, Ohio,
                        		a wholesaler/retailer
                        		of auto paint and body
                        		shop supplies; President
                        		of W.D.A., Inc.,
                        		Marietta, Ohio, a real
           		             estate holding company;
		                        Director, Marietta
                         	Ignition, Inc., a
                         	wholesaler/retailer of
                        		automotive parts and
                        		industrial supplies;
                        		Chairman of the Board
  		                      of the Company.<F3>



<F1>   Mr. Evans is also a director of Peoples Bank, First
National and Northwest Territory.

<F2>  	Mr. Theisen is also a director of Peoples Bank and First
National.

<F3>  	Also a director of Peoples Bank.




George W. Broughton, a nominee for election as a director of the Company, is the son of Carl L. Broughton who currently serves as a director of the Company. Mr. Broughton has chosen not to stand for reelection and will cease to serve on April 5, 1994.

The Board of Directors of the Company held a total of thirteen (13) meetings during the Company's 1993 fiscal year. Each incumbent director attended 75% or more of the aggregate of the total number of meetings held by the Board of Directors during the period he or she served as a director and the total number of meetings held by all committees of the Board of Directors on which he or she served during the period he or she served except Jewell Baker (50%) and Fred R. Price (35%).

The Board of Directors of the Company has an Audit Committee comprised of Jewell Baker, Dennis D. Blauser, Wilford D. Dimit, Barton S. Holl, Norman J. Murray, Fred R. Price, James B. Stowe and Joseph H. Wesel (Mr. Wesel serves as an ex-officio member). The function of the Audit Committee is to assist the Audit Department of the Company in the annual review of the loan portfolio of each subsidiary bank, to review the work schedule of the Audit Department as to when audits of the subsidiaries are to be conducted and the adequacy of such audits, to review the adequacy of the Company's system of internal controls, to investigate the scope and adequacy of the work of the Company's independent public accountants, and to recommend to the Board of Directors a firm of accountants to serve as the Company's independent public accountants. The Audit Committee met seven
(7) times during the Company's 1993 fiscal year.

The Board of Directors of the Company has a Compensation Committee comprised of Carl L. Broughton, Norman J. Murray, Paul
T. Theisen and Joseph H. Wesel. The function of the Compensation Committee is to review and recommend for approval by the Board of Directors salaries, bonuses, employment agreements and employee benefit plans for officers and employees, to supervise the operation of the Company's compensation plans, to select those eligible employees who may participate in each plan (where selection is required) and to prescribe (where permitted under the terms of the plan) the terms of any stock options granted under any stock option plan of the Company. The Compensation Committee met one (1) time during the Company's 1993 fiscal year.

The Board of Directors does not have a standing nominating committee or committee performing similar functions.



TRANSACTIONS INVOLVING MANAGEMENT

Paul T. Theisen is President and a shareholder in the law firm of Theisen, Brock, Frye, Erb & Leeper Co., L.P.A. which rendered legal services to the Company and its subsidiaries during the Company's 1993 fiscal year and is expected to render legal services to the Company and its subsidiaries during the Company's 1994 fiscal year.

During the Company's 1993 fiscal year, its subsidiaries, Peoples Bank and First National, entered into banking transactions, in the ordinary course of their respective businesses, with certain executive officers and directors of the Company, with members of their immediate families and with corporations for which directors of the Company serve as executive officers. It is expected that similar banking transactions will be entered into in the future. Loans to such persons have been made on substantially the same terms, including the interest rate charged and the collateral required, as those prevailing at the time for comparable transactions with persons not affiliated with the Company or its subsidiaries. These loans have been subject to, and are presently subject to, no more than a normal risk of uncollectibility and present no other unfavorable features. The aggregate amount of loans to directors and executive officers of the Company and their associates as a group at December 31, 1993, was $9,085,162.68. As of the date hereof, all of such loans are performing loans.



REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
ON EXECUTIVE COMPENSATION

Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings, including this Proxy Statement, in whole or in part, this Report and the graph set forth on page 19 shall not be incorporated by reference into any such filings.

In November of 1992, a sub-committee of the Executive
Committee of the Company's Board of Directors was given additional duties by the Board to act as the Board's Compensation Committee (the "Committee"). The members of the Committee are Carl L. Broughton, Norman J. Murray, Paul T. Theisen and Joseph H. Wesel, none of whom are compensated executive officers or employees of the Company or its subsidiaries. Mr. Murray is Chairman of the Board of Peoples Bank. The Committee is to meet periodically to review and recommend for approval by the Board of Directors salaries, bonuses, employment agreements and employee benefits plans for officers and employees, including executive officers of the Company. Prior to the establishment of the Committee, the Board of Directors functioned in the same capacity. The Committee also supervises the operation of the Company's compensation plans, selects those eligible employees who may participate in each plan (where selection is permitted) and prescribes (where permitted under the terms of the plan) the terms of any stock options granted under any stock option plan of the Company.

Section 162(m) of the Internal Revenue Code of 1986, as amended, prohibits a publicly held corporation, such as the Company, from claiming a deduction on its federal income tax return for compensation in excess of $1 million paid for a given fiscal year to the chief executive officer (or person acting in that capacity) at the close of the corporation's fiscal year and the four most highly compensated officers of the corporation, other than the chief executive officer, at the end of the corporation's fiscal year. The $1 million compensation deduction limitation does not apply to "performance-based compensation". The proposed regulations issued by the Internal Revenue Service under Section 162(m) on December 15, 1993 (the "Proposed IRS Regulations") set forth a number of provisions which compensatory plans, such as the Incentive Bonus Plan and the Company's Stock Option Plan, must contain if the compensation paid under such plans is to qualify as performance-based for the purposes of Section 162(m). In order to qualify as "performance-based" under IRS Regulations, the compensation must be paid solely on account of the attainment of one or more performance goals set by a compensation committee comprised solely of two (2) or more outside directors. The performance goals must be approved by a majority of shareholders prior to payment of the remuneration and the compensation committee must certify to the satisfaction of the goals. Due to the fact that all executive officers of the Company receive compensation at levels substantially below the deductibility limit, the Committee does not propose at this time to present for shareholder approval performance goals such as those provided in the Incentive Compensation Plan discussed below. The Committee will rely from time to time upon advice of the Company's General Counsel regarding the appropriateness of presenting the Incentive Bonus Plan, or any similar plan, to Shareholders.

The Committee operates under the principle that the compensation of executive officers should be directly and significantly related to the financial performance of the Company. The compensation philosophy of the Company reflects a commitment to reward executive officers for performance through cash compensation and through plans designed to enhance the long-term commitment of officers and employees to the Company and its subsidiaries. The cash compensation program for executive officers consists of two elements, a base salary component and an incentive component payable under the Incentive Bonus Plan. The combination of base salary and incentive compensation is designed to relate total cash compensation levels to the performance of the Company, its subsidiaries and the individual executive officer. The salaries of executive officers of the Company, including Mr. Evans' salary, have remained without substantial adjustment for a number of years, except for limited increases reflecting cost of living rises and special meritorious increases or adjustments reflecting increased responsibilities and promotions. This philosophy was reflected in Mr. Evans' 1993 salary, which increased only 4.3% from the prior year. This adjustment was designed to reflect cost of living increases. Primary reliance has been placed on the Incentive Bonus Plan for compensation adjustments.

The Incentive Bonus Plan was established in 1988 for certain senior officers of the Company and its subsidiaries, including Mr. Evans and the other executive officers of the Company. The purpose of the Plan is to base, in part, compensation on the profit performance of the Company. Each year, in January, the Committee establishes minimum levels of return on equity and net income which must be met before any incentive bonus is paid. In 1993 the Incentive Bonus Plan required the attainment of a minimum return on equity of 10.00% and income growth based on the highest dollar net income from either the preceding year or any of the four years prior to 1993 increasing such year by a 5% compounding factor. If such minimum levels are met, each officer receives an incentive bonus equal to a predetermined percentage of salary, based on the amount by which net income exceeds the minimum level, up to an approximate maximum of 23% of salary. Consequently, higher net income creates higher incentive bonuses. The goals set for 1993 were exceeded and Mr. Evans' incentive bonus was approximately 20.8% of his salary.

The Company's long-term compensation program consists primarily of stock options granted under the Company's 1993 Stock Option Plan (the "1993 Plan"). The Committee believes that stock ownership by members of the Company's management and stock-based performance compensation arrangements are important in aligning the interests of management with those of shareholders generally in the enhancement of shareholder value. Options are granted under the 1993 Plan with an exercise price equal to the market value of the Company's common shares on the date of grant. If there is no appreciation in the market value of the Company's common shares, the options are valueless. The Committee granted options based upon its subjective determination of the relative current and future contribution each officer has or may contribute to the long-term welfare of the Company.

In order to further enhance Mr. Evans' long-term commitment to the Company, Peoples Bank entered in a Deferred Compensation Agreement with him in 1976. Under this Agreement, Mr. Evans agreed to serve the Bank as an employee until he reaches age 65 or until his earlier retirement, disability or death and agreed not to engage in activities in competition with Peoples Bank. The amount of $5,000 is automatically accrued to Mr. Evans' account upon the completion of each year of service to Peoples Bank until he reaches normal retirement age.

At various times in the past, the Company has adopted certain broad-based employee benefit plans in which the Company's executive officers are permitted to participate on the same terms as non-executive officer employees who meet applicable eligibility criteria, subject to legal limitations on the amounts that may be contributed or the benefits that may be payable under the plans.

To enhance the long-term commitment of the officers and employees of the Company and its subsidiaries, the Company established the Peoples Bancorp Inc. Retirement Savings Plan (the "Peoples 401(k) Plan") on December 31, 1985. Mr. Evans, as well as all officers and employees of the Company and its subsidiaries, may participate in the Peoples 401(k) Plan. Company matching contributions and participant contributions may be invested in common shares providing each participant with motivation toward safe and sound long-term growth of the Company. Company matching contributions may vary at the discretion of the Board of Directors.

Submitted by the Compensation Committee of the Company's Board of Directors:

Carl L. Broughton, Norman J. Murray, Paul T. Theisen and
Joseph H. Wesel.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Carl L. Broughton, who served as Chairman of the Board of the Company from 1988 to 1990, serves as a member of the Compensation Committee. Norman J. Murray, Chairman of the Board of Peoples Bank, also serves as a member of the Compensation Committee. Paul T. Theisen, who is President and a shareholder in the law firm of Theisen, Brock, Frye, Erb & Leeper Co., L.P.A. which rendered legal services to the Company and its subsidiaries during the Company's 1993 fiscal year and is expected to render legal services to the Company and its subsidiaries during the Company's 1994 fiscal year, also serves as a member of the Compensation Committee.



COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Summary of Cash and Certain Other Compensation

The following table shows for the last three fiscal years, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to Robert E. Evans, the Chief Executive Officer of the Company and the only executive officer of the Company whose total annual salary and bonus for the 1993 fiscal year exceeded $100,000.



SUMMARY COMPENSATION TABLE

                                                 LONG-TERM
                                                COMPENSATION
                                                   AWARDS

NAME AND                    ANNUAL COMPENSATION   UNDERLYING     ALL OTHER
PRINCIPAL	                   SALARY    BONUS    OPTIONS/SAR's	 COMPENSATION
POSITION  	        YEAR	     ($)(<F1>  ($)<F2>     (#)<F3>      ($)<F4>

Robert E. Evans, 	 1993	     $170,000  $32,605     2,000        $7,752
President and     	1992	     $162,975  $27,000    	0            $6,324
Executive Officer	 1991      $150,690 	$19,546    	0	           $6,152
of the Company and
of Peoples Bank



<F1>  	"Salary" includes fees received by Mr. Evans for
services rendered during 1993, 1992 and 1991 as a director of the Company and its subsidiaries in the amounts of $13,500, $12,975 and $8,850, respectively.

<F2>  	All bonuses reported were earned by Mr. Evans pursuant to
the Incentive Bonus Plan of Peoples Bank (the "Incentive Bonus
Plan").

<F3>  	Represents options granted under the Peoples Bancorp Inc.
1993 Stock Option Plan.  See the table under "OPTION GRANTS IN
LAST FISCAL YEAR" for more detailed information on such options.

<F4>  	"All Other Compensation" includes contributions of
$2,752, $1,324 and $1,152 to the Peoples Bancorp Inc. Retirement Savings Plan (the "Peoples 401(k) Plan") on behalf of Mr. Evans to match pre-tax elective deferral contributions (included under "Salary") made by him to the Peoples 401(k) Plan in 1993, 1992 and 1991, respectively. "All Other Compensation" also includes the amount of $5,000 for each of 1993, 1992 and 1991 which was accrued for the account of Mr. Evans pursuant to the terms of a Deferred Compensation Agreement between Mr. Evans and the Company. See the discussion in "Deferred Compensation Agreement."




GRANT OF OPTIONS

The following table sets forth information concerning individual grants of options made under the Peoples Bancorp Inc.
1993 Stock Option Plan (the "1993 Plan") during the 1993 fiscal year to the named executive officer. The Company has never granted stock appreciation rights.


OPTION GRANTS IN LAST FISCAL YEAR



                             % OF                         POTENTIAL
                             TOTAL OPTIONS                REALIZABLE VALUE
            NUMBER OF        GRANTED TO                   AT ASSUMED ANNUAL
            SECURITIES       EMPLOYEES                    RATES OF STOCK
            UNDERLYING       IN         EXERCISE   EXPIR- PRICE APPRECIATION
            OPTIONS          FISCAL     PRICE      ATION  FOR OPTION TERM<F2>
NAME        GRANTED(#)<F1>	  YEAR       ($/SHARE)  DATE    5%($)	  10%($)


Robert E. Evans	  2,000	     10.5%	     $35.00	   10/01/03	$44,024 	$111,566




<F1> 	The unexercisable portion of the options is forfeited
upon leaving the employ of the Company and its subsidiaries. If Mr. Evans' employment with the Company and its subsidiaries is terminated by reason of his retirement under the provisions of any retirement plan of the Company or any subsidiary or by reason of permanent disability, the exercisable portion of his options may be exercised for a period of three months, subject to the stated term of the options. If Mr. Evans' employment is terminated by reason of his death while an employee of the Company and/or a subsidiary, the exercisable portion of his options may be exercised for a period of one year, subject to the stated term of the options. If Mr. Evans' employment is terminated for any other reason, his options will be forfeited.

<F2> 	The amounts reflected in this table represent certain
assumed rates of appreciation only. Actual realized values, if any, on option exercises will be dependent on the actual appreciation of the common shares of the Company over the term of the options. There can be no assurances that the Potential Realizable Values reflected in this table will be achieved.



OPTION EXERCISES AND HOLDINGS

The following table sets forth information with respect to unexercised options held as of the end of the 1993 fiscal year by the named executive officer. No options were exercised during the 1993 fiscal year.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
YEAR-END OPTION VALUES



          NUMBER OF                   NUMBER OF                  VALUE
          SECURITIES           SECURITIES UNDERLYING        OF UNEXERCISED
          UNDERLYING  ($)      UNEXERCISED OPTIONS AT    IN-THE-MONEY OPTIONS
          OPTIONS     VALUE          FY- END(#)            AT FY-END<F1><F2>
NAME      EXERCISED   REALIZED EXERCISABLE UNEXERCISABLE  EXERCIS. UNEXERCIS.


Robert E.
Evans	     0	          n/a	     2,000	     0              $13,500  $0



<F1> 	All values as shown are pre-tax.

<F2> 	"Value of Unexercised In-the-Money Options at FY-End" is
based upon the fair market value of the Company's common shares on December 31, 1993 ($41.75) less the exercise price of in-the-money options at the end of the 1993 fiscal year.




PENSION PLAN

The following table shows the estimated annual pension benefits payable upon retirement at age 65 on a lifetime annuity basis under the Peoples Bancorp Inc. Retirement Plan, a funded, noncontributory pension plan (the "Pension Plan"), to a covered participant in specified compensation and years of service classifications.


PENSION PLAN TABLE


                             YEARS OF SERVICE


Compensation  15          20          25          30         35

$125,000	     $33,687    	$44,916	    $56,145     $67,374   	$67,374
150,000 	     40,812	     54,416	     68,020	     81,624	    81,624
175,000      	47,937      63,916      79,895     	95,874     95,874
200,000       55,062     	73,416      91,770     	110,124    110,124
225,000	      62,187     	82,916      103,645     124,374    124,374
250,000       65,276    	 87,035      108,794     130,553    130,553



Benefits listed in the Pension Plan Table are not subject to deduction for Social Security benefits or other amounts and are computed on a lifetime annuity basis.

Monthly benefits upon normal retirement (age 65) are based upon 40% of "average monthly compensation" plus 17% of the excess, if any, of "average monthly compensation" over "covered compensation." For purposes of the Pension Plan, "average monthly compensation" is based upon the monthly compensation (including regular salary and wages, overtime pay, bonuses and commissions) of an employee averaged over the five consecutive credited years of service which produce the highest monthly average within the last ten years preceding retirement and "covered compensation" is the average of the 35 years of social security wage bases prior to social security retirement age ("covered compensation" for Robert E. Evans as of the end of the 1993 fiscal year was $42,000.)

1993 annual compensation, to the extent determinable, for purposes of the Pension Plan for Mr. Evans was $183,500. As of the end of 1993 fiscal year, Mr. Evans had 23 credited years of service.


DEFERRED COMPENSATION AGREEMENTS

On November 18, 1976, Peoples Bank entered into a Deferred Compensation Agreement with Mr. Evans and an executive officer since retired. Under this Deferred Compensation Agreement, Mr. Evans agreed to serve Peoples Bank as an employee until he reaches age 65 or until his earlier retirement, disability or death and agreed not to engage in activities in competition with Peoples Bank. Under this Agreement, Mr. Evans or his beneficiaries are entitled to receive specified amounts upon Mr. Evans' retirement, disability or death, which amounts are payable monthly for ten years (with interest) or in one lump sum at the election of Peoples Bank. The principal amount payable to Mr. Evans is based upon the sum of the amount accrued for his account during his years of employment with Peoples Bank.
During the Company's 1993 fiscal year, the amount of $5,000 was accrued for Mr. Evans' account pursuant to his Deferred Compensation Agreement and as of December 31, 1993, a total of $100,000 had been accrued to his account. The amount of $5,000 will be accrued to Mr. Evans' account upon the completion of each year of service to Peoples Bank until he reaches normal retirement age.



DIRECTORS COMPENSATION

Each director of the Company receives $250 per calendar quarter and $250 for each meeting attended.

Effective January 1, 1991, the Company established the Peoples Bancorp Inc. Deferred Compensation Plan for Directors (the "Directors Deferred Compensation Plan"). Voluntary participation in the Directors Deferred Compensation Plan enables a director of the Company, or of one of its subsidiaries, to defer all or a part of his or her director's fees, including federal income tax thereon. Such deferred fees earn interest as provided in the Directors Deferred Compensation Plan. Distribution of the deferred funds is paid in a lump sum or annual installments beginning in the first year in which the person is no longer a director.

Directors, other than those employed by the Company (the "Non-Employee Directors"), are automatically granted options on the date they are first elected or appointed as a director of the Company to purchase 550 common shares at an option price equal to 100% of the fair market value of the common shares on the date of grant. In addition, every other year at the Board meeting immediately following the annual shareholders meeting, commencing in 1993, all Non-Employee Directors then serving on the Board of Directors, other than a Non-Employee Director who was first elected as a director at such annual shareholders meeting or first appointed as a director at the Board meeting immediately following such annual shareholders meeting will receive an automatic grant of options to purchase 550 common shares; provided that the number of common shares subject to options granted to Non-Employee Directors who have not served a full two years on the Board will be prorated such that those Non-Employee Directors will receive options to purchase only a percentage of 550 common shares commensurate with the actual portion of the two years that such Non-Employee Directors served on the Board. Options granted to Non-Employee Directors have terms of ten years and become exercisable with respect to 20% of the common shares subject thereto on the date of grant and 20% on each of the first, second, third and fourth anniversaries of the date of grant. If a Non-Employee Director ceases to be a director for reasons other than his or her death, the options may be exercised for a period of three months, subject to the term of the options. If a Non-Employee Director ceases to be a director by reason of his or her death, the options may be exercised for a period of one year, subject to the term of the options.



PERFORMANCE GRAPH


The following line graph compares the yearly percentage change in the Company's cumulative total shareholder return (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price of the Company's common shares at the end and the beginning of the measurement period; by (ii) the price of the Company's common shares at the beginning of the measurement period) against the cumulative return for an index for NASDAQ Stock Market (U.S. Companies) comprised of all domestic common shares traded on the NASDAQ National Market System and the NASDAQ Small-Cap Market and an index for NASDAQ Bank Stocks comprised of all depository institutions (SIC Code #602) and depository institutions holding companies (SIC Code #671) that are traded on the NASDAQ National Market System and the NASDAQ Small-Cap Market ("NASDAQ Bank Stocks"), for the five-year period ended December 31, 1993.


PLEASE SEE FORM SE FOR PERFORMANCE GRAPH IN PAPER FORM
DELIVERED TO THE SEC ON MARCH 7, 1994




PROPOSED AMENDMENT OF AMENDED ARTICLES OF
INCORPORATION TO INCREASE AUTHORIZED NUMBER OF COMMON SHARES
(Item 2 on Proxy)

The Amended Articles of Incorporation (the "Amended Articles") of the Company presently authorize 4,000,000 shares, all of which are common shares, without par value. The Company's Board of Directors unanimously adopted a resolution proposing and declaring it advisable that Article FOURTH of the Company's Amended Articles be amended in order to increase the authorized number of shares of the Company to 6,000,000 shares, all of which will be common shares, without par value, and recommending to the shareholders of the Company the approval of the proposed amendment. Of the Company's presently authorized 4,000,000 common shares, 1,457,432 were outstanding as of February 15, 1994, 110,000 common shares were reserved for issuance upon the exercise of options granted and to be granted under the Company's 1993 Plan and 2,432,568 were available for issuance. In addition, common shares may be acquired by participants in the Peoples 401(k) Plan if they direct that their contributions and Company matching contributions under the Peoples 401(k) Plan be invested in the investment fund consisting of common shares.

The proposed increase in the authorized number of common shares of the Company would be accomplished by amending Article
FOURTH of the Company's Amended Articles to read as follows:

FOURTH: The authorized number of shares of the Corporation shall be 6,000,000, all of which shall be common shares, each without par value.

The Board of Directors believes that it is desirable and in the best interests of the Company and its shareholders to increase the number of common shares that the Company is authorized to issue in order to ensure that the Company will have a sufficient number of authorized common shares available in the future to provide it with the desired flexibility to meet its business needs. If this proposal is approved by the shareholders, the additional common shares could be available for a variety of corporate purposes, including, for example, the declaration and payment of share dividends to the Company's shareholders; share splits; use in the financing of expansion or future acquisitions; issuance pursuant to a dividend reinvestment plan; issuance pursuant to the terms of employee stock option plans and other employee benefit plans, including the Peoples 401(k) Plan and the 1993 Plan; and use in other possible future transactions of a currently undetermined nature.

If the proposed amendment is adopted, the Company would be permitted to issue the additional authorized common shares without further shareholder approval, except to the extent otherwise required by the Company's Amended Articles, by law or by NASDAQ or any securities exchange on which the common shares may be listed at the time (the common shares are currently reported on the NASDAQ National Market System). The authorization of additional common shares will enable the Company, as the need may arise, to take timely advantage of market conditions and the availability of favorable opportunities without the delay and expense associated with the holding of a special meeting of its shareholders. It is the belief of the Board of Directors that the delay necessary for shareholder approval of a specific issuance could be to the detriment of the Company and its shareholders. The Board of Directors does not intend to issue any common shares except on terms which the Board deems to be in the best interests of the Company and its shareholders. Existing shareholders of the Company will have no pre-emptive rights to purchase any common shares issued in the future. Depending on the terms thereof, the issuance of the common shares may or may not have a dilutive effect on the Company's then-existing shareholders.

From time to time the Company's Board of Directors has declared a share split with respect to the Company's outstanding common shares. As of the date hereof, the Board has not yet determined to declare such a share split. If the Board of Directors should authorize at a future date such a share split, the issuance of the common shares pursuant to the share split will not have a dilutive effect on the equity interest of the Company's existing shareholders. Shareholders of the Company should understand that they are not being asked to approve or disapprove a proposed share split. A vote in favor of the proposal to adopt the amendment to Article FOURTH of the Amended Articles should not be deemed to be a vote to approve a share split. If the proposed amendment is not approved by the shareholders, the Company anticipates that share splits will still take place from time to time notwithstanding the disapproval.

The Board of Directors of the Company is considering the adoption of a dividend reinvestment plan (a "DRIP") pursuant to which common shares of the Company may be issued; however, the terms under which such a DRIP would be operated have not been determined. The issuance of common shares pursuant to the DRIP may or may not have a dilutive effect on the equity interest of the Company's then-existing shareholders, depending on the terms thereof. Shareholders of the Company should understand that they are not being asked to approve or disapprove the adoption of a DRIP. A vote in favor of the proposal to adopt the amendment to Article FOURTH of the Amended Articles should not be deemed to be a vote to approve the DRIP. If the proposed amendment is not approved by the shareholders, the Company anticipates that the DRIP will still be adopted.

Other than the common shares which would be acquired as a result of a share split, the common shares which may be acquired pursuant to the Peoples 401(k) Plan, the 110,000 common shares which may be issued under the 1993 Plan and the common shares which may be issued if a DRIP is adopted by the Board of Directors, the Company presently has no plans, agreements or understandings to issue any of the newly authorized common shares.

Although the Company has no such intentions, the proposed increase in the authorized and unissued common shares might be considered as having the effect of discouraging an attempt by another person or entity, through the acquisition of a substantial number of common shares, to acquire control of the Company with a view to imposing a merger, sale of all or any part of its assets, or a similar transaction, since the issuance of new common shares, in a public or private sale, merger or similar transaction, could be used to dilute the share ownership of a person or entity seeking to obtain control of the Company. Furthermore, since Article SEVENTH of the Amended Articles requires, if three members of the Board of Directors of the Company votes against the approval of such amendments or transactions, the affirmative vote of holders of shares entitling them to exercise not less than 75% of the voting power of the Company to: (i) adopt amendments to the Amended Articles or the Regulations of the Company (including the provisions of the Amended Articles and the Regulations pertaining to the right of a shareholder to nominate an individual for election as a director of the Company, the number of directors, the right of shareholders to remove directors from office and fill vacancies in the Board of Directors, or the classified Board); (ii) adopt any proposal to fix or change the number of directors of the Company by action of the shareholders; or (iii) adopt mergers, consolidations, a proposal to sell, lease, exchange, transfer or otherwise dispose of all or substantially all of the Company's property or assets, combinations or majority share acquisitions involving the issuance of common shares and requiring shareholder approval, and a proposal to dissolve the Company; the Board could (within the limits imposed by Ohio law) issue new common shares to purchasers who, together with other shareholders of the Company, might block such a 75% vote.

The Board has no present knowledge of any present or past efforts to gain control of the Company and has not received any indication from any party that such party is interested in acquiring the Company. As of February 15, 1994, the Company's executive officers and directors, their respective associates and the Trust Department of Peoples Bank held approximately 22.2% of the Company's common shares and corresponding voting power.

The Company's Amended Articles and Regulations contain other provisions which could potentially make a change of control of the Company more difficult. These include (a) the classification of the Board of Directors of the Company into three classes of directors so that each director serves for three years, with one class being elected each year; (b) the requirement that shareholder nominations for election to the Board of Directors be made in writing and delivered or mailed to the Secretary of the Company within the time frames specified in the Company's Regulations; and (c) the requirement that holders of shares entitling them to exercise not less than 75% of the voting power of the Company vote in favor of the removal of a director from office and that such removal only be for cause.



UNDER ARTICLE SEVENTH OF THE AMENDED ARTICLES, THE AFFIRMATIVE VOTE OF THE HOLDERS OF SHARES ENTITLING THEM TO EXERCISE NOT LESS THAN A MAJORITY OF THE VOTING POWER OF THE COMPANY IS REQUIRED TO ADOPT THE PROPOSED AMENDMENT TO ARTICLE FOURTH OF THE COMPANY'S AMENDED ARTICLES. Under Ohio law and the Company's Regulations, abstentions and broker non-votes are counted as present; the effect of an abstention or a broker non-vote on the proposal is the same as a "no" vote. If the amendment is approved, it will become effective upon the filing of a Certificate of Amendment to the Company's Amended Articles with the Ohio Secretary of State, which is expected to be accomplished as promptly as practicable after such approval is obtained.

The Board of Directors recommends that the shareholders vote
FOR the proposed amendment to Article FOURTH of the Company's
Amended Articles.

Unless otherwise directed, the persons named in the enclosed proxy will vote the common shares represented by all proxies received prior to the Annual Meeting, and not properly revoked, in favor of the proposed amendment to Article FOURTH.



SHAREHOLDER PROPOSALS FOR 1995 ANNUAL MEETING

Any qualified shareholder who desires to present a proposal for consideration at the 1995 Annual Meeting of Shareholders must submit the proposal in writing to the Company. If the proposal is received by the Company on or before November 15, 1994 and otherwise meets the requirements of applicable state and federal law, it will be included in the proxy statement and form of proxy of the Company relating to its 1995 Annual Meeting of Shareholders.



NOTIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors of the Company appointed the accounting firm of Coopers & Lybrand to serve as independent public accountants of the Company for the 1993 fiscal year. The firm has served as independent public accountants for the Company since 1980. Accountants for the 1994 fiscal year have not been selected. The Board of Directors has historically appointed accountants at the meeting held immediately following the Annual Meeting and intends to do so this year.

The Board of Directors expects that representatives of Coopers
& Lybrand will be present at the Annual Meeting, will have the opportunity to make a statement if they desire to do so, and will be available to respond to appropriate questions.



OTHER MATTERS

As of the date of this Proxy Statement, the Board of Directors knows of no other business to be presented for action by the shareholders at the 1994 Annual Meeting of Shareholders other than as set forth in this Proxy Statement. However, if any other matter is properly presented at the Annual Meeting, or at any adjournment or adjournments thereof, it is intended that the persons named in the enclosed proxy may vote the common shares represented by such proxy on such matters in accordance with their best judgment in light of the conditions then prevailing.

It is important that proxies be voted and returned promptly; therefore, shareholders who do not expect to attend the Annual Meeting in person are urged to fill in, sign and return the enclosed proxy in the self-addressed envelope furnished herewith.

						By Order of the Board of Directors

						ROBERT E. EVANS
      Robert E. Evans
      President and Chief Executive Officer

March 7, 1994