Form 10-Q
period 1994-03-31
PEOPLES BANCORP INC
filed 1994-05-13
CIK 318300

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended							                          Commission File
March 31, 1994								                                Number 0-16772



                           PEOPLES BANCORP INC.


Incorporated - Ohio								                           I.R.S. Identification
                                            										No. 31-0987416


                            235 Second Street
                              P. O. Box 738
                          Marietta, Ohio  45750
                       Telephone:  (614) 373-3155



Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	           Yes   X      							No



Indicate the number of shares outstanding of each of the issuer's class of Common Stock, as of May 1, 1994: 1,449,108.






PART I - FINANCIAL INFORMATION

ITEM 1

The following Condensed Consolidated Balance Sheet,
Consolidated Income Statement, and Consolidated Statement of
Cash Flow of Peoples Bancorp Inc., reflect all adjustments
(which include only normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. Changes in accounting are presented in a footnote following the financial information for the first quarter of 1994. Complete audited statements with footnotes are included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.





PEOPLES BANCORP INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEET



                                   March 31, 1994       December 31, 1993

ASSETS


Cash and cash equivalents:
   Cash and due from banks         $15,706,000          $15,275,000
   Interest-bearing deposits
     in other banks                1,991,000            5,998,000
   Federal funds sold              16,200,000           7,050,000
       SUBTOTAL                    33,897,000           28,323,000

Investment securities:
   Securities available-for-sale,
   at fair value (amortized cost
   of $91,926,000 at March 31,
   1994)                           94,391,000

   Securities held-to-maturity,
   at amortized cost (fair value
   approximates $5,679,000 and
   $108,105,000 at March 31,
   1994 and December 31, 1993,
   respectively                    5,582,000            103,349,000
        SUBTOTAL                   99,973,000           103,349,000

Loans, net of unearned interest    323,723,000          321,675,000
Reserve for possible loan losses   (6,567,000)          (6,370,000)
   Net Loans                       317,156,000          315,305,000

Bank premises and equipment,
   net of accumulated
   depreciation                    10,557,000           10,767,000

Other assets                       8,212,000            7,629,000

        Total assets               $469,795,000         $465,373,000


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing             $40,468,000          $45,105,000
  Interest bearing                 346,213,000          340,534,000
     Total deposits                386,681,000          385,639,000

Short-term borrowings              8,839,000            12,260,000
Federal Home Loan Bank
   term advances                   21,463,000           18,251,000
Term debt                          2,080,000            2,080,000
Accrued expenses and
   other liabilities               5,627,000            4,365,000

      Total liabilities            424,690,000          422,595,000

STOCKHOLDERS' EQUITY
Common Stock, no par value,
  4,000,000 shares authorized.
  1,509,540 shares issued and
  1,449,415 shares outstanding
  as of March 31, 1994; and
  1,509,540 shares issued and
  1,454,299 shares outstanding
  as of December 31, 1993          24,290,000           24,290,000
Unrealized holding gain
  on available-for-sale
  securities                       1,627,000
Retained earnings                  20,912,000           20,012,000
       SUBTOTAL                    46,829,000           44,302,000

Treasury stock, 60,125
  shares as of March 31,
  1994 and 55,241 shares
  as of December 31, 1993,
  respectively,                    (1,724,000)          (1,524,000)

       Total Stockholders' Equity  45,105,000           42,778,000

       Total Liabilities and
         Stockholders' Equity      $469,795,000         $465,373,000





PEOPLES BANCORP INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED
STATEMENT OF INCOME

FOR PERIOD ENDED MARCH 31, 1994


                                          Three Months Ended
                                               March 31,
                                          1994          1993


Interest Income                           $8,497,000    $9,092,000
Interest Expense                          3,620,000     3,917,000
   Net interest income                    4,877,000     5,175,000

Provision for Loan Losses                 192,000       450,000

       SUBTOTAL                           4,685,000     4,725,000

Other Income                              1,029,000     1,115,000
Gain (Loss) on Sale of Securities         81,000        0
Other Expenses                            3,911,000     3,692,000

Income before Income Taxes
  and Cumulative Effect of
  Accounting Changes                      1,884,000     2,148,000

Federal Income Taxes (Benefit)            578,000       646,000

       Income before cumulative
         effect of accounting changes     1,306,000     1,502,000

       Cumulative effect of accounting
         changes, net of applicable
         taxes                                          (314,000) <F1>

               Net Income                 1,306,000     1,188,000


Income Before Cumulative Effect of
  Accounting Changes Per Share
  - Primary                               $0.90         $1.08 <F2>
  - Fully Diluted                         $0.90         $1.04 <F2>

Cumulative Effect of Accounting
  Changes (net of applicable taxes)
  Per Share
  - Primary                                             $0.23 <F2>
  - Fully Diluted                                       $0.22 <F2>

Net Income Per Share
  - Primary                               $0.90         $0.85 <F2>
  - Fully Diluted                         $0.90         $0.82 <F2>

Weighted Average Shares Outstanding <F2>
  - Primary                               1,454,769     1,393,504 <F2>
  - Fully Diluted                         1,455,016     1,467,881 <F2>

Cash Dividends Declared                   $406,000      $330,000

Cash Dividend Per Share                   $0.28         $0.24 <F2>



<F1>  Adoption of SFAS Statement No. 106 (Employers' Accounting for
Postretirement Benefits Other Than Pensions) and SFAS Statement No. 109 (Accounting for Income Taxes) during the first quarter of 1993.

<F2>  Previous periods per share information and weighted average shares outstanding adjusted due to 10% stock dividend issued April 15, 1993.







CONSOLIDATED STATEMENT OF CASH FLOWS

Quarter ending March 31, 1994


                                        Three Months     Three Months
                                        Ending           Ending
                                        March 31, 1994   March 31, 1993


Cash flows from operating activities:
Net Income                              $1,306,000       $1,188,000
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
Provision for loan losses               192,000          450,000
Depreciation and amortization           648,000          598,000
Gain on sale of investment securities   81,000
(Increase) decrease in
  interest receivable                   200,000          397,000
Increase (decrease) in
  interest payable                      16,000           (20,000)
Deferred income taxes                                    (32,000)
Deferral of loan origination fees
  and costs                             56,000           89,000
Accrual for postretirement
  benefits (pretax)                                      844,000
Other, net                              (685,000)        326,000

     Net cash provided by
       operating activities             1,814,000        3,840,000


Cash flows from investing activities:
Purchases of held-to-maturity
  securities                                             (8,949,000)
Purchases of available-for-sale
  securities                            (6,242,000)
Proceeds from sales of
  available-for-sale securities         4,016,000
Proceeds from maturities of
  held-to-maturity securities           103,000          8,065,000
Proceeds from maturities of
  available-for-sale securities         7,109,000
Net (increase) decrease in
  credit card receivables               329,000          389,000
Net (increase) decrease in loans        (1,886,000)      (7,141,000)
Expenditures for premises and equipment (82,000)         (1,172,000)
Proceeds from sales of
  other real estate owned               22,000           49,000

     Net cash applied to
       investing activities             3,533,000        (8,759,000)


Cash flows from financing activities:
Net increase (decrease) in demand
  and savings deposits                  1,035,000        (1,922,000)
Net increase (decrease) in
  certificates of deposits              7,000            (8,296,000)
Net increase (decrease) in
  short-term borrowings                 (3,421,000)      (73,000)
Proceeds from long-term debt            5,000,000
Principal repayments of long-term debt  (1,788,000)
Cash dividends paid                     (406,000)        (330,000)
Purchase of Treasury Stock              (200,000)
Other, net

     Net cash provided by
       financing activities             227,000          (10,621,000)


Net increase in cash and
  cash equivalents                      5,574,000        (15,540,000)

Cash and cash equivalents at
  January 1                             28,323,000       48,444,000

Cash and cash equivalents at
  March 31                              33,897,000       32,904,000






MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA
The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows.




                                               Three Months Ended
                                                    March 31,
                                               1994          1993


SIGNIFICANT RATIOS

Net income before cumulative effect
  of accounting changes to:
    Total assets (end of period) <F1>                        1.29%
    Shareholders' equity (end of period) <F1>                15.26%

Net income to:
    Total assets (end of period) <F1>          1.11%         1.02%
    Shareholders' equity (end of period) <F1>  11.58%        12.07%

Net Interest Margin <F1>                       4.19%         4.31%

Shareholders' equity to total
  assets (end of period)                       9.60%         8.48%

Loans net of unearned interest to
  deposits (end of period)                     83.72%        76.52%

Reserve for loan losses to loans net
  of unearned interest                         2.03%         1.88%


Capital ratios:
  Tier 1 capital                               13.56%        12.79%
  Risk-based capital                           14.81%        14.44%
  Leverage ratio                               9.03%         8.18%

Cash dividends to income before the
  cumulative effect of accounting changes                    21.95%

Cash dividends to net income                   31.09%        27.75%



PER SHARE DATA

Book value per share                           $31.12        $28.24 <F2>

Income before cumulative effect
  of accounting changes
    - Primary                                                $1.08 <F2>
    - Fully diluted                                          $1.04 <F2>

Net income per share
    - Primary                                  $0.90         $0.85 <F2>
    - Fully diluted                            $0.90         $0.82 <F2>

Cash dividends per share                       $0.28         $0.24 <F2>



<F1>  Net Income to Total Assets, Net Income to Shareholders' Equity, and
Net Interest Margin are presented on an annualized basis.

<F2>   Please note:  All 1993 per share information has been adjusted due to 10% stock dividend issued April 15, 1993.





1.  CHANGES IN ACCOUNTING

Effective January 1, 1994, the Corporation adopted Statement on Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), which requires investment securities be classified upon acquisition into one of three categories and accounted for as follows:

      		1.  Held-to-maturity securities: debt securities that the
            Corporation has the	positive intent and ability to hold to
            maturity.  These securities are reported at	amortized cost.

      		2.  Trading securities:  debt and equity securities that are
            bought and held	principally for the purpose of selling them
            in the near term.  These securities are	reported at fair
            value, with unrealized losses and gains included in earnings.

       	3.  Available-for-sale securities:  debt and equity securities
            not classified as either	held-to-maturity or trading
            securities.  These securities are reported at fair value,
          		with unrealized gains and losses excluded from earnings and
            reported in a separate	component of stockholders' equity.

On January 1, 1994, the Corporation adopted SFAS No. 115 by classifying substantially all of its investment portfolio as available-for-sale. The remaining investment securities were classified as held-for-maturity. The Corporation held no securities considered to be classified as trading securities.
The effect of this change in accounting principle resulted in an unrealized holding gain, net of tax effect, of approximately
$3,048,000 for the securities classified as available-for-sale. This unrealized holding gain was reflected as a separate component of stockholders' equity. The securities classified as held-to-maturity continued to be reported at amortized cost.
The adoption of this accounting standard had no impact on earnings, and previously issued financial statements were not restated.

At March 31, 1994, the Corporation reported total investment securities of $99,973,000. The securities were classified in two categories: available-for-sale and held-to-maturity. The Corporation did not hold any securities classified as trading
securities.   At March 31, 1994, the Corporation reported
$94,391,000 of investment securities in the available-for-sale category, with an amortized cost of $91,926,000. Securities classified as held-to-maturity totaled $5,582,000, with an amortized cost of $5,679,000. At March 31, 1994, the unrealized holding gain, net of tax effect, was $1,627,000 for the securities classified as available-for-sale.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the attached condensed consolidated financial statements, and with the company's audited financial statements and notes for the fiscal year ended December 31, 1993.


RESULTS OF OPERATIONS

Peoples Bancorp continued growth in earnings for the quarter ended March 31, 1994. Net income for the first three months of 1994 was $1,306,000, a 9.9% increase from $1,188,000 in the first quarter of 1993 (after the cumulative effect of accounting changes adopted during last year's first quarter). Management believes the 1993 figures adjusted for this cumulative effect of accounting changes should be used for quarterly comparative purposes.

Several adjusting items were included in the first quarter 1993 report. During the first three months of 1993, the Corporation adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which provided an after-tax expense of $583,000. Also during the first quarter last year, Peoples Bancorp adopted SFAS No. 109, "Accounting for Income Taxes", which provided $269,000 of after-tax income to the Corporation. First quarter 1993's net interest income included approximately $200,000 in additional investment income, as Peoples Bancorp began reflecting all long-term investments under a constant yield method of income recognition. This change provided a one-time after-tax increase to net income of approximately $132,000.

1993 income before the cumulative effect of accounting changes, the constant yield adjustment of investment income recognition,
and net of applicable taxes, was $1,320,000.   For the first
quarter last year, net income reported before the cumulative effect of accounting changes (SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109, "Accounting for Income Taxes"), net of applicable taxes, was $1,502,000.

First quarter 1994 primary and fully-diluted earnings per share were $0.90, representing a 5.3% increase from $0.85 in primary earnings per share and a 10.0% rise from $0.82 in fully-diluted earnings per share from last year's first quarter. Per share information has been adjusted to reflect a 10% stock dividend issued to shareholders April 15, 1993.

Net interest income decreased from $5,175,000 for the first quarter of 1993 to $4,877,000 in 1994, a decrease of 5.8%. The previously mentioned change to the constant yield method of recognizing investment income increased net interest income in the first quarter of 1993. Peoples Bancorp will continue to focus efforts on managing net interest income, especially in the recently changing interest rate environment. An Asset/Liability Management Committee meets monthly to monitor net interest income and set pricing for the Corporation.

Performance also improved, compared to first quarter 1993, as a result of a lower provision for loan losses. This lower provision, which declined from $450,000 in first quarter 1993 to $192,000 for first quarter 1994, is a result of several issues. Loan charge-offs totaled $388,000 in the first quarter, while loan recoveries were $393,000. This net recovery of $5,000 provided the Corporation with a net loan charge-off ratio of 0.0% as a percentage of average loans. Net charge-offs for the first quarter of 1993 were $159,000. The increased recoveries allowed the Corporation to reduce the allocation of expense to loan loss provision while maintaining adequate reserves for potential loan losses.

Also during the first quarter of 1994, Peoples Bancorp lowered its loan loss reserves by $133,000. This reduction is related directly to loan loss reserves established in first quarter 1992 when a subsidiary of the Corporation purchased approximately $8 million of loans and $3 million of cash and assumed $11 million of deposits and other liabilities from the Resolution Trust Corporation.

Upon assumption of these loans, the Corporation's subsidiary established reserves against future losses. These loans have performed better than originally expected. Management has revised its estimate of the original reserve for loan loss. The reserve was reduced to agree with the future expected performance of these acquired loans. As a direct result, the $133,000 adjustment was included as a decrease in loan loss provision for the first quarter of 1994, lowering the provision to the reported amount of $192,000. Management will continue to monitor the loan portfolio to maintain appropriate reserves for potential losses.

Net interest margin for the first quarter of 1994 was 4.19%, a slight decrease compared to 4.31% for the same period last year. Due to increased pressure on net interest margins, Peoples Bancorp and the entire banking industry has focused on increasing non-interest income and controlling non-interest expense as a method of increasing net income. For the three months ending March 31, 1994, the Corporation recorded $1,029,000 of non-interest income, a 7.7% decrease compared to last year's first quarter amount of $1,115,000. The first quarter of 1993's amount included a $250,000 reduction of certain reserves established for various compliance issues in connection with the previously mentioned acquisition. This reserve reduction increased non-interest income in the first quarter of 1993.

Management believes the comparison of 1994 to 1993 first quarter non-interest income is more meaningful when comparing the major components of non-interest income. For example, the Investment and Trust Division of the Corporation's largest subsidiary recorded $399,000 of income from fiduciary activities, a 7.8% increase from last year first quarter's amount of $370,000. The Investment and Trust Division continues to increase its customer base, as new accounts generated the increased fee income. Service charges on deposit accounts also increased, from $294,000 for the first three months of 1993 to $334,000 for the same period in 1994, an increase of 13.6%. Of the deposit products offered by the Corporation's subsidiaries, customers are selecting more fee-based deposits such as NOW accounts, money market accounts, etc. The current interest rate environment promotes this type of consumer investing, due to the lower interest rates recently offered on investment alternatives.

Non-interest expense increased 5.9% from $3,692,000 for the first quarter of 1993 to $3,911,000 for the quarter ending March 31, 1994. The first full-year's depreciation of a five-story addition to the downtown Marietta banking center is the major reason for the increase. Actual expenses for premises and fixed assets were $553,000 for the first quarter of 1994, compared to $460,000 for the same period in 1993, an increase of $93,000, or 20.2%. The other major categories of non-interest expense experienced typical increases related to normal inflationary costs.

Other increases in non-interest expense included a 5.0% increase in salary and employee benefits, from $2,005,000 in first quarter 1993 to $2,105,000 in 1994. Although the actual number of full-time equivalent employees remains virtually unchanged, the increase in salary and benefit expense can be attributed to normal cost-of-living salary increases provided to employees, as well as the increasing cost to provide insurance benefits to all employees. Peoples Bancorp and its subsidiaries will continue to focus efforts to maintain an acceptable level of non-interest expense, specifically depreciation expense, and salary and employee benefits.

In order to maximize the efficiency of Peoples Bancorp in the future, the Corporation will continue to focus efforts on increasing non-interest income while controlling non-interest expense.

The net income of $1,306,000 provided a return on assets ratio of 1.11%, an increase compared to last year's first quarter ratio of 1.02%. Total assets remained relatively stable, increasing 1.0% from $465,373,000 at December 31, 1993, to $469,795,000 at March 31, 1994.

Return on stockholders' equity decreased from 12.07% for the three months ended March 31, 1993, to 11.58% for the same time period this year. The mandatory adoption of SFAS No. 115 resulted in an increase in stockholders' equity and a resulting decrease in return on equity. The unrealized holding gain on available-for-sale securities, net of deferred tax liability, was $1,627,000 at March 31, 1994, and is included as a separate line in the Company's equity section.

On April 1, 1994, Peoples Bancorp paid a quarterly dividend of $0.28 per share, an increase of $0.04 per share compared to the first quarter of last year. Please note that all per share information has been adjusted due to the 10% stock dividend issued to shareholders of record as of April 1, 1993. The Corporation paid $406,000 in total dividends to shareholders for the first quarter of this year, compared to $330,000 last year.

On April 29, Peoples Bancorp issued a 2 for 1 stock dividend to shareholders of record as of April 15, 1994. This marks the fourth time in the past seven years the Corporation has issued a form of stock dividend to its shareholders. The 2 for 1 stock dividend was intended to facilitate the trading of Peoples Bancorp shares due to the resulting lower share price. The ex-dividend date for the NASDAQ stock market was May 2, 1994. Peoples Bancorp is listed on NASDAQ National Market under the symbol PEBO. The stock traded on May 4, 1994 at a price of $22.50.

The performance of the Corporation during the first quarter slightly exceeded budgeted expectations. Management feels the interest rate environment will play an important role in the future earnings of the entire banking industry. While past results are not a reflection of future performance, management believes the Corporation is positioned to continue to provide strong earnings for the remainder of 1994.




FINANCIAL CONDITION

Total assets increased slightly from $465,373,000 at December
31, 1993 to $469,795,000 at March 31, 1994.  Asset balances
continued to shift towards higher yielding assets such as loans, as the balance of investment securities decreased over $3 million since year end 1993.

Loans net of unearned interest are at some of the highest levels in Peoples Bancorp history, rising from $321,675,000 at December 31, 1993, to $323,723,000 at March 31, 1994, an
increase of $2,048,000. The Corporation's loan officers continue to maintain high lending standards, while managing a well-diversified portfolio. Nonperforming assets at March 31, 1994 are 0.54% of total assets while the reserve for loan loss is 2.03% of total loans, which is considered adequate by management.

Total deposits increased over $1 million to $386,681,000 at March 31, 1994. A shift occurred within the deposit base of the Corporation during the first quarter, as approximately $5 million in deposits were transferred from balances in non-interest bearing deposits to interest-bearing deposit accounts. Total certificates of deposits and IRA's, which have been in a steady decline for several quarters, remained at over
$186 million in deposits at March 31, 1994.   Savings deposits
and Super NOW accounts both increased total balances during the first three months of 1994.

Cash and cash equivalents have increased $5,574,000 to $33,897,000 since December 31, 1993, which strengthens the Corporation's liquidity position. Management feels the liquidity position of Peoples Bancorp is very important to the Corporation's present and future. The combination of cash and cash equivalents along with the management of the loan portfolio that matures within one year ensures the Corporation will be sufficiently able to meet cash obligations and off-balance sheet commitments as they come due.

The Corporation continues to utilize borrowings from the Federal Home Loan Bank to fund the growing loan portfolio. The result of this increased liability allows the Corporation to borrow money at a fixed rate for longer periods of time, providing Peoples Bancorp with the ability to match longer term fixed rate mortgages against a long term funding source. Advances from the Federal Home Loan Bank increased 17.6% from $18,251,000 at December 31, 1993, to $21,463,000 at March 31,
1994. Management will continue to analyze the borrowing situation with the Federal Home Loan Bank as a practicable as well as profitable funding source.

Total capital continues to increase for the Corporation. Total stockholders' equity increased $2,327,000 in the first quarter of 1993, of which $1,627,000 was directly attributable to the adoption of SFAS No. 115. The retention of net income has also contributed to the increase in equity.

The Corporation has met standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative investment (credit) risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.

Peoples Bancorp continues to maintain high levels of capital standards. At March 31, 1994, the Corporation's Tier 1 ratio was 13.56%, well above the regulatory minimum of 4%. The total Risk-Based Capital ratio of 14.81% represents the Corporation's capital adequacy being above the minimum standard of 8%. The Leverage ratio at March 31, 1994, was 9.03%, also above the minimum standard of 3%. These ratios provide quantitative data concerning the strength of Peoples Bancorp's capital base. All of these risk-based ratios have increased compared to the ratios presented as of March 31, 1993. Management will continue to monitor risk-based capital ratios and maintain a strong capital position.




OTHER ISSUES OF IMPORTANCE

On April 5, 1994, the Peoples Bancorp Inc. Annual Meeting of Stockholders was held in the Peoples Banking and Trust Company (Peoples Bank) Conference Room in Marietta, Ohio. The meeting was well-attended and over 80% of the outstanding shares were represented by proxy. No votes were placed in person. For complete information detailing the proposed items for business at the Peoples Bancorp Annual Meeting, please refer to the Proxy Statement filed on the Corporation's behalf in the Form 10-K dated December 31, 1993. All items of business on the agenda were approved by the shareholders and the results are as follows:

   	1) Three Peoples Bancorp Directors were re-elected to serve terms of three years each (expiring in 1997): Wilford D.
        Dimit, Barton S. Holl, and James B. Stowe.



VOTING RESULTS	          FOR		        WITHHELD		    AGAINST	     ABSTAIN


Wilford D. Dimit	        1,169,900	   1,701		       0	           0
Barton S. Holl		         1,169,900    1,701         0           	0
James B. Stowe	          1,169,900   	1,701		       0            0



    2)  One new Peoples Bancorp Director was elected to serve a
        term of three years	(expiring in 1997):  George W.
        Broughton.  Broughton has been a Peoples Bank Director since
        January 1, 1990, and will now serve on both The	Peoples Bank
        and Peoples Bancorp Inc. Board of Directors.



VOTING RESULTS	          FOR		        WITHHELD		    AGAINST	      ABSTAIN


George W. Broughton	     1,169,900    1,701	        0             0



   	3) An amendment to Article FOURTH of the Company's Amended Articles of Incorporation was approved. In this amendment,
        the authorized number of	shares of the Corporation was
        increased from 4,000,000 shares to	6,000,000 shares, all of
        which are common shares, without par value.




VOTING RESULTS		         FOR		        WITHHELD		    AGAINST	      ABSTAIN


Amendment to increase    1,095,629    0             44,499        31,474
  authorized shares
  outstanding from
  4,000,000 shares
  to 6,000,000 shares,
  without par value




In separate action, on March 25, 1994, Peoples Bancorp Inc. announced the implementation of a Dividend Reinvestment Plan which is expected to be operational in June of 1994. The Corporation intends to register 500,000 shares with the Securities and Exchange Commission pursuant to the Plan. The Plan may acquire most shares from the Company, but some may be purchased in the open market from time to time. A Plan Prospectus will be available shortly before the operational date mentioned above by contacting the Corporation.



PART II

ITEM 1
Legal Proceedings

  	None


ITEM 2
Changes in Securities

  	None


ITEM 3
Defaults Upon Senior Securities

  	None


ITEM 4
Submission of Matters to a Vote of Security Holders

	  None


ITEM 5
Other Information

  	None


ITEM 6
Exhibits and Reports of Form 8-K

  	Exhibit 11 - Statement regarding computation of Earnings Per Share




SIGNATURES


Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                 						PEOPLES BANCORP INC.


Date:  May 13, 1994		             By:  ROBERT E. EVANS
                                    			Robert E. Evans
                                							President and Chief Executive Officer


Date:  May 13, 1994		           		By:  JEFFREY D. WELCH
                                 					 Jeffrey D. Welch
                                							Treasurer