Form 10-Q
period 1994-06-30
PEOPLES BANCORP INC
filed 1994-08-12
CIK 318300

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended				                        			Commission File
June 30, 1994									                              Number 0-16772



                         PEOPLES BANCORP INC.


Incorporated - Ohio						                         		I.R.S. Identification
                                      										    No. 31-0987416


                          235 Second Street
                            P. O. Box 738
                        Marietta, Ohio  45750
                     Telephone:  (614) 373-3155


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes    X  						No


Indicate the number of shares outstanding of each of the issuer's class of Common Stock, as of August 1, 1994: 2,898,430.




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


                                     June 30, 1994      December 31, 1993


ASSETS

Cash and cash equivalents:
   Cash and due from banks           $15,614,000        $15,275,000
   Interest-bearing deposits in
     other banks                     1,397,000          5,998,000
   Federal funds sold                8,900,000          7,050,000
       SUBTOTAL                      25,911,000         28,323,000

Investment securities:
Securities available-for-sale,
   at fair value (amortized cost
   of $92,111,000 at June 30, 1994)  92,474,000
Securities held-to-maturity,
   at amortized cost (fair value
   approximates $6,677,000 and
   $108,105,000 at June 30,
   1994 and December 31, 1993,
   respectively)                     6,666,000          103,349,000
       SUBTOTAL                      99,140,000         103,349,000

Loans, net of unearned interest      337,474,000        321,675,000
Reserve for possible loan losses     (6,782,000)        (6,370,000)
       Net loans                     330,692,000        315,305,000

Bank premises and equipment,
   net of accumulated depreciation   10,382,000         10,767,000

Other assets                         8,579,000          7,629,000
         Total assets                $474,704,000       $465,373,000


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing                 $45,145,000        $45,105,000
Interest bearing                     343,237,000        340,534,000
     Total deposits                  388,382,000        385,639,000

Short-term borrowings                11,305,000         12,260,000
Federal Home Loan Bank
   term advances                     23,350,000         18,251,000
Term debt                            1,950,000          2,080,000
Accrued expenses and
   other liabilities                 5,103,000          4,365,000
      Total liabilities              430,090,000        422,595,000

Stockholders' Equity
  Common Stock, no par value,
  6,000,000 shares authorized,
  3,019,300 shares issued and
  2,898,380 shares outstanding
  as of June 30, 1994; and
  3,019,080 shares issued
  and 2,908,598 shares
  outstanding as of December 31,
  1993                               24,294,000         24,290,000
Unrealized holding gain on
  available-for-sale securities      240,000
Retained earnings                    21,818,000         20,012,000
       SUBTOTAL                      46,352,000         44,302,000

Treasury stock, 120,920 shares as
   of June 30, 1994 and 110,482
   shares as of December 31, 1993,
   respectively                      (1,738,000)        (1,524,000)

       Total stockholders' equity    44,614,000         42,778,000

          Total liabilities and
            stockholders' equity     $474,704,000       $465,373,000





PEOPLES BANCORP INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED
STATEMENT OF INCOME

FOR PERIOD ENDED JUNE 30, 1994

                     Three Months Ended              Six Months Ended
                           June 30,                      June 30,
                     1994          1993<F2>         1994          1993<F2>


Interest income      $8,645,000    $8,833,000       $17,142,000   $17,925,000
Interest expense     3,654,000     3,861,000        7,274,000     7,778,000
Net interest income  4,991,000     4,972,000        9,868,000     10,147,000

Provision for loan
  losses             248,000       450,000          440,000       900,000

Net interest income
  after provision
  for loan losses    4,743,000     4,522,000        9,428,000     9,247,000

Other income         951,000       944,000          1,980,000     2,059,000
Gain (Loss) on sale
  of securities      45,000        1,000            126,000       1,000
Other expenses       3,871,000     3,967,000        7,782,000     7,659,000

Income before
  income taxes and
  cumulative effect
  of accounting
  changes            1,868,000     1,500,000        3,752,000     3,648,000

Federal income
  taxes              556,000       364,000          1,134,000     1,010,000

Income before
  cumulative
  effect of
  accounting
  changes            1,312,000     1,136,000        2,618,000     2,638,000

Cumulative effect
  of accounting
  changes, net of
  applicable
  taxes <F1>                                                      (314,000)

     Net Income      $1,312,000    $1,136,000       $2,618,000    $2,324,000



Income Before Cumulative Effect of Accounting Changes Per Share
Primary              $0.45         $0.39            $0.90         $0.94
Fully Diluted        $0.45         $0.39            $0.90         $0.91

Cumulative Effect of Accounting Changes (net of applicable taxes) Per Share
Primary                                                           $0.12
Fully Diluted                                                     $0.11

Net Income Per Share
Primary              $0.45         $0.39            $0.90         $0.82
Fully Diluted        $0.45         $0.39            $0.90         $0.80

Weighted Average Shares Outstanding
Primary              2,907,719     2,880,500        2,908,582     2,818,278
Fully Diluted        2,908,754     2,925,804        2,911,156     2,908,296

Cash Dividends
  Declared           $406,000      $392,000         $812,000      $722,000

Cash Dividend
  Per Share          $0.14         $0.13            $0.28         $0.26




<F1>  Adoption of SFAS Statement No. 106 (Employers' Accounting
for Postretirement Benefits Other Than Pensions) and SFAS
Statement No. 109 (Accounting for Income Taxes) during the first quarter of 1993.

<F2>  Previous periods per share information and
weighted average shares outstanding adjusted due to 2 for 1 stock split issued April 15, 1994.






CONSOLIDATED STATEMENT OF CASH FLOWS
Quarter ending June 30, 1994


                                         Six Months             Six Months
                                         Ending                 Ending
                                         June 30, 1994          June 30, 1993


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                               $2,618,000             $2,324,000
Ajustments to reconcile net income to
  net cash provided by operating
  activities:
    Provision for loan losses            440,000                900,000
    Depreciation and amortization        850,000                1,173,000
    Gain on sale of investment
      securities                         (126,000)              (1,000)
    (Increase) decrease in interest
      receivable                         76,000                 (76,000)
    Increase (decrease) in interest
      payable                            (15,000)               (194,000)
    Deferred income taxes                                       (32,000)
    Deferral of loan origination fees
      and costs                          46,000                 130,000
    Accrual for postretirement
      benefits (pretax)                                         844,000
    Other, net                           (152,000)              926,000

          Net cash provided by
            operating activities         3,737,000              5,994,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities (1,241,000)            (15,380,000)
Purchases of available-for-sale
  securities                             (14,101,000)
Proceeds from sales of
  available-for-sale securities          8,274,000              1,000,000
Proceeds from maturities of
  held-to-maturity securities            252,000                18,409,000
Proceeds from maturities of
  available-for-sale securities          11,203,000
Net (increase) decrease in credit
  card receivables                       (194,000)              408,000
Net (increase) decrease in loans         (15,975,000)           (16,851,000)
Expenditures for premises and equipment  (198,000)              (2,414,000)
Proceeds from sales of other real
  estate owned                           103,000                49,000

         Net cash applied to
           investing activities          (11,877,000)           (14,779,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand
  and savings deposits                    6,983,000             (1,286,000)
Net increase (decrease) in
  certificates of deposits                (4,240,000)           (13,585,000)
Net increase (decrease) in
  short-term borrowings                   (955,000)             (39,000)
Proceeds from long-term debt              7,500,000             3,060,000
Principal repayments of long-term debt    (2,534,000)           (130,000)
Cash dividends paid                       (812,000)             (722,000)
Purchase of treasury stock                (214,000)             (132,000)

          Net cash provided by
             financing activities         5,728,000             (12,834,000)

   Net increase in cash and
     cash equivalents                     (2,412,000)           (21,619,000)

Cash and cash equivalents at January 1    28,323,000            48,444,000

   Cash and cash equivalents at June 30   $25,911,000           $26,825,000





MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

SELECTED FINANCIAL DATA

  The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows.




                                     Three Months Ended     Six Months Ended
                                     June 30,               June 30,
                                     1994        1993<F2>   1994     1993<F2>


SIGNIFICANT RATIOS

Net income before cumulative effect of accounting changes to:
Total assets (end of period) <F1>                0.99%               1.15%
Shareholders' equity
  (end of period) <F1>                           11.03%              12.81%

Net income to:
Total assets (end of period) <F1>    1.11%       0.99%      1.10%    1.02%
Shareholders' equity
  (end of period) <F1>               11.76%      11.03%     11.74%   12.07%

Net Interest Margin <F1>             4.20%       4.11%      4.20%    4.15%

Shareholders' equity to total
  assets (end of period)             9.40%       8.95%      9.40%    8.95%

Loans net of unearned interest to
  deposits (end of period)           86.89%      80.13%     86.89%   80.13%

Reserve for loan losses to loans
  net of unearned interest
  (end of period)                    2.01%       2.01%      2.01%    2.01%

Capital ratios:
Tier 1 capital                       13.18%      13.18%     13.18%   13.18%
Risk-based capital                   14.43%      14.43%     14.43%   14.43%
Leverage ratio                       9.09%       8.64%      9.09%    8.64%

Cash dividends to income before
  the cumulative effect of
  accounting changes                                                  27.36%

Cash dividends to net income         30.95%      34.51%     31.02%   31.06%


PER SHARE DATA

Book value per share                 $15.39      $14.08     $15.39   $14.08

Income before cumulative
  effect of accounting changes
     Primary                                                         $0.94
     Fully diluted                                                   $0.91

Net income per share
     Primary                         $0.45       $0.39      $0.90    $0.82
     Fully diluted                   $0.45       $0.39      $0.90    $0.80

Cash dividends per share             $0.14       $0.13      $0.28    $0.26




<F1>  Net Income to Total Assets, Net Income to Shareholders'
Equity, and Net Interest Margin are presented on an annualized basis.

<F2>  Previous periods per share information has been
adjusted due to a 2 for 1 stock split issued April 15, 1994.





MANAGMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION


	The following should be read in conjunction with the attached condensed consolidated financial statements, and with the company's audited financial statements and notes for the fiscal year ended December 31, 1993. Changes in accounting adopted during the first quarter of 1994 are presented in a note following the financial statements presented in the Form 10-Q filed on Peoples Bancorp's behalf for the period ended March 31, 1994.



RESULTS OF OPERATIONS

	Peoples Bancorp's net income for the second quarter of 1994 was $1,312,000 compared to $1,136,000 for the second quarter of 1993. For the first half of 1994, Peoples Bancorp earned net income of $2,618,000, a 12.7% increase from $2,234,000 in net income for the same period last year.

	Both primary and fully diluted earnings per share increased from $0.39 in 1993's second quarter to $0.45 in 1994. Primary and fully diluted earnings per share for the first six months of 1994 reached $0.90, representing a 9.8% increase from $0.82 in primary earnings per share and a 12.5% rise from $0.80 in fully diluted earnings per share from the first half of 1993. Per share information has been adjusted to reflect a 2 for 1 stock split issued to shareholders of record as of April 15, 1994.

	Net interest income remained strong in the second quarter of 1994 compared to the same period last year. For the second quarter, net interest income increased slightly to $4,991,000. Peoples Bancorp's tax-equivalent net interest margin increased from 4.11% in the second quarter of 1993 to 4.20% in second quarter 1994. For the first six months of 1994, net interest margin increased to 4.20%, up from 4.15% for the same period last year. The combination of an improved net interest spread with increased loan volumes has helped Peoples Bancorp maintain a strong interest margin.

	The changing interest rate environment is addressed, among other financial issues at an Asset/Liability Management
Committee meeting held monthly. This group monitors net interest income and sets pricing policy for the Corporation. Interest rate risk is managed to minimize the impact of fluctuating interest rates on earnings. In addition to the changing interest rate environment, the group also addresses issues concerning liquidity of the Corporation. Management of Peoples Bancorp maintains sufficient liquidity for the Corporation to satisfy depositor requirements and the various credit needs of its customers.

	Performance also improved, compared to the first six months of 1993, as a result of a lower provision for loan losses. For the quarters ended June 30, 1994 and 1993, the provision for loan loss was $248,000 and $450,000 respectively. 1994 year-to-date expense for loan loss provision was $440,000, compared to $900,000 for the same period last year.

	The lower provision is a result of several items. Loan charge-offs totaled $609,000 for the first half of 1994, while loan recoveries were $581,000. Net charge-offs of $28,000 were considerably lower than the $345,000 during the first half of 1993. Included in 1994's recoveries are several charged-off loans which were previously considered uncollectible. Peoples Bancorp is pleased with the quality of its loan portfolio and continues to serve the credit needs of the Corporation's communities. The increased recoveries allowed Peoples Bancorp to reduce the allocation of expense to loan loss provision while maintaining a reserve for potential loan losses of 2.01% of total loans net of unearned interest.

	Also, the Corporation lowered its loan loss reserves by $52,000 during the second quarter and $185,000 for the first half of 1994 as a direct result of the reduction of loan loss reserves established in first quarter 1992, when a subsidiary of Peoples
Bancorp purchased approximately $8 million in loans and $3 million of cash and assumed $11 million of deposits and other liabilities from the Resolution Trust Corporation. Upon assumption of these loans, the Corporation's subsidiary established reserves against future losses. These loans have performed better than originally expected, therefore management has revised its estimate of the original reserve for loan loss.
The reserve was reduced to agree with the future expected performance of these acquired loans. The direct result was a decrease in loan loss provision for the first six months of 1994, lowering the provision to the reported amount of $440,000.
Management will continue to monitor the loan portfolio to maintain appropriate reserves for potential losses.

	Due to increased pressure on net interest margins for the entire banking industry, the Corporation continues to focus on increasing non interest income and controlling non-interest expense as a method of increasing net income. Total non-interest income for Peoples Bancorp for the second quarter of 1994 was $951,000, a slight increase from last year's second quarter amount of $944,000. Non-interest income for the first six months of 1994 reached $1,980,000, a 3.8% decrease from the same period in 1993. However, 1993's first quarter's non-interest income included $250,000 due to a reduction of certain reserves established for various compliance issues in connection with an acquisition.

	When comparing the major components of non-interest income, the performance of Peoples Bancorp becomes more meaningful. For the six months ended June 30, 1994, Investment and Trust Division income increased modestly to $749,000, compared to $744,000 for the same period last year. Service charges on deposits increased from $611,000 for the first half of 1993 to $680,000 in 1994, an increase of 11.3%. Customers continue to select more fee-based deposit products such as NOW accounts, money market accounts, etc. In addition to deposit products generating fee income for the Corporation, an agreement with an unaffiliated annuities and life insurance company has provided increased income through its lease payments. Peoples Bancorp's full-service approach concentrates on providing a full range of financial services to all customers in our communities.

	For the second quarter, non-interest expense decreased 2.4% compared11 to last year to $3,871,000. For the six months ended June 30, 1994, non-interest expense increased 1.6% to $7,782,000. Normal increases in salaries and employee benefits raised the total from $4,014,000 for the first six months of 1993 to $4,171,000 in 1994, an increase of 3.9%. Although the number of full-time equivalent employees remains stable, the increase in salary and benefit expense can be attributed to normal salary increases provided to employees, as well as the increasing cost to provide insurance benefits to all employees. Depreciation expense also increased over the prior year, as 1994 is the first full year of depreciation on a five-story addition to the downtown Marietta banking center. Expenses on premises and fixed assets for the second quarter were $532,000, compared to $553,000 in the first quarter of 1994. The year-to-date expense of $1,085,000 represents an increase of 11.1% or $108,000 compared to the same period in 1993.

	In order to maximize the efficiency of Peoples Bancorp in the future, the Corporation will continue to focus efforts on increasing non-interest income while controlling non-interest expense.

	Income tax expense for the six months ended June 30, 1994 and 1993 was $1,134,000 and $1,010,000 respectively. This increase can be attributed to higher pre-tax income and decreased tax-exempt income.

	The June 30, 1994 net income of $2,618,000 provided a return on assets of 1.10%, compared to the first six months of 1993's ratio of 1.01%. Return on stockholder's equity reached 11.74% for the first half of 1994 compared to 11.28% in 1993. The mandatory adoption of SFAS No. 115, "Accounting for Certain
Investments in Debt and Equity Securities", resulted in a slight increase in stockholders' equity at June 30, 1994. The unrealized holding gain on available-for-sale securities, net of deferred tax liability, was $240,000 at June 30, 1994, and is included as a separate line in the Company's equity section.

	On July 1, 1994, the Corporation paid a quarterly dividend of $0.14 per share, an increase of 7.7% compared to 1993's second quarter dividend of $0.13. Dividends paid per share for the first half of 1994 are $0.28, compared to $0.26 last year.
Please note that all per share information has been adjusted due to the 2 for 1 stock split issued to shareholders of record as of April 15, 1994. Total cash dividends paid were $812,000 for the first six months of 1994, an increase of 12.5% from $722,000 over the comparable period in 1993.

	The performance of the Corporation during the second quarter, as well as the first half of 1994, slightly exceeded budgeted expectations. While past results are not a reflection of future performance, management believes Peoples Bancorp is positioned to continue to provide strong earnings for the remainder of 1994.



FINANCIAL CONDITION


	Total assets increased from $465,373,000 at December 31, 1993 to $474,704,000 at June 30, 1994. Since March 31, 1994, when total assets were $469,795,000, assets have grown $9,331,000 to its current level, a growth of 2.0%.

	Cash and cash equivalents have decreased $5,574,000 to $25,911,000 since December 31, 1993, due mostly to the maturity of interest-bearing deposits in other banks, which have been invested in higher yielding assets. The combination of cash and cash equivalents along with the management of the portion of the loan portfolio that matures within one year ensures the Corporation will be sufficiently able to meet cash obligations and off-balance sheet commitments as they come due.

	Asset balances continue to shift toward higher yielding assets such as loans and away from other interest-earning assets. The amortized cost of investment securities decreased $9,328,000 from $108,105,000 at December 31, 1993 to $98,777,000 at June
30, 1994.  The reported balance of investment securities at June
30, 1994 was $99,140,000, as a result of the $363,000 adjustment related to SFAS No. 115.

	The loan portfolio of Peoples Bancorp is at the highest level in the Corporation's history. Total loans net of unearned interest as of June 30, 1994 reached $337,474,000, up 4.9% compared to December 31, 1993's balance of $321,675,000. The strong loan growth in the first six months of 1994 reflects the impact of Peoples Bancorp's firm position and commitment to serving the credit needs of the communities it serves. The Corporation's loan officers manage the well-diversified portfolio while maintaining high lending standards. As an example, non-performing assets as a percentage of total assets was 0.47% at June 30, 1994, compared to 0.54% at March 31, 1994.
The allowance for loan loss reserve remains at 2.01% of total loans net of unearned interest, the same ratio reported for June
30, 1993. Management considers the allowance for loan loss to be adequate.

	Since December 31, 1993, Peoples Bancorp's deposit base has grown modestly, as total deposits have increased $2,743,000 to $388,382,000 at June 30, 1994, with the majority of growth occurring in interest-bearing deposits. Non-interest bearing deposits remain at the year-end 1993 balance of approximately
$45 million, fluctuating to $40,468,000 at March 31, 1994, before returning to $45,145,000 at June 30, 1994.
Interest-bearing deposits reached a high of $346,213,000 at March 31, 1994, but decreased to the current amount of $343,237,000 at June 30, 1994. Since March 31, 1994, total certificates of deposits and IRA's (Individual Retirement
Accounts) have decreased approximately $4 million to $182 million in deposits at June 30, 1994. The largest quarterly increase in interest-bearing deposits for the Corporation has occurred in NOW accounts, increasing over $1.5 million to $29,822,000 at June 30, 1994.

	At June 30, 1994, Peoples Bancorp's loan to deposit ratio was 86.89%, a slight increase when compared to previous reporting periods. Loan demand continues to be strong in the markets served by the Corporation. In addition to using deposit borrowings to fund these additional loans, Peoples Bancorp continues to utilize borrowings from the Federal Home Loan Bank
(FHLB). These borrowings allow the Corporation to borrow money at a fixed rate for longer periods of time, providing Peoples
Bancorp with the ability to match longer term fixed rate mortgages against a long term funding source. Advances from the FHLB reached $25,850,000 at June 30, 1994, compared to
$21,463,000 at March 31, 1994, a 20.4% increase in the second quarter. Management will continue to analyze the borrowing situation with the FHLB as a practical as well as profitable funding source.

	Total capital continues to provide a strong base for operations in the Corporation. Total shareholders' equity was $42,778,000 at December 31, 1993, increased to $45,105,000 at March 31,
1994, and decreased to $44,614,000 at June 30, 1994. Retention of net income from operations was the major factor in increasing capital. Fluctuations occurring in 1994 can be attributed to the equity adjustment associated with SFAS No. 115 of $1,627,000 and $240,000 at March 31 and June 30, 1994, respectively.

	Since the large majority of investment securities in Peoples Bancorp's portfolio are classified as "avaliable-for-sale", both the investment and equity sections of the Corporation's balance sheet are more sensitive to the changing market values of investments than compared to an entity with most investment securities classified as "held-to-maturity". Based upon the Corporation's history and current market situations, management believes the classifications of the individual investment securities held within the portfolio are appropriate. The stockholders' equity of Peoples Bancorp continues to provide a strong base for the Corporation's diverse operations as well as potential for growth in both new and existing markets.

	Peoples Bancorp has met standards of capital adequacy mandated by the banking industry. Bank regulators have established
"risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative investment (credit) risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.

	The Corporation's risk-based capital ratio of 14.43% at June 30, 1994 was well above the minimum standard of 8%. Peoples Bancorp's Tier 1 capital ratio of 13.18% also exceeded the regulatory minimum of 4%. The Leverage ratio at June 30, 1994 was 9.09%, well above the minimum standard of 3%. These ratios provide quantitative data concerning the strength of Peoples Bancorp's capital base. Management continues to monitor risk-based capital ratios to maintain a strong capital position.

	The Board of Directors approved a plan in early 1994 to continue purchasing treasury shares at prices not to exceed
$20.50. It is management's intention to repurchase these shares whenever it is beneficial to the Corporation.



OTHER ISSUES OF IMPORTANCE

	Peoples Bancorp is traded on the NASDAQ market system and can be found under the symbol PEBO. Market makers for the Corporation's stock include McDonald and Company Securities,
Inc.; Legg Mason Wood Walker Inc.; Sweney Cartwright and
Company; Barron Chase Securities, Inc.; the Ohio Company; and
Herzog, Heine, Geduld, Inc. Since early 1994, the transfer agent for Peoples Bancorp Inc. has been The Registrar and Transfer Company of Cranford, New Jersey.





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



                               PEOPLES BANCORP INC.

Date:  August 11, 1994				By:  ROBERT E. EVANS
                         						Robert E. Evans
                        							President and Chief Executive Officer

Date:  August 11, 1994				By: JOHN CONLON
                       							John W. Conlon
                        						Chief Financial Officer