Form 10-Q
period 1994-09-30
PEOPLES BANCORP INC
filed 1994-11-10
CIK 318300

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended					                     		Commission File
September 30, 1994						                        	Number 0-16772


                           PEOPLES BANCORP INC.



Incorporated - Ohio					                       			I.R.S. Identification
                                         									No. 31-0987416

                             235 Second Street
                               P. O. Box 738
                           Marietta, Ohio  45750
                        Telephone:  (614) 373-3155



Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes       X                             							No
       ---------                                      ----------


Indicate the number of shares outstanding of each of the issuer's class of Common Stock, as of November 1, 1994: 2,908,425.




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

ASSETS
                                September 30, 1994        December 31, 1993
Cash and cash equivalents:
Cash and due from banks                $18,791,000              $15,275,000
Interest-bearing deposits
   in other banks                          693,000                5,998,000
Federal funds sold                       7,800,000                7,050,000
   Total cash and cash equivalents      27,284,000               28,323,000

Investment securities:
Securities available-for-sale,
   at fair value (amortized cost
   of $95,987,000 at September 30,
   1994)                                95,544,000
Securities held-to-maturity, at
   amortized cost (fair value
   approximates $8,264,000
   and $108,105,000 at September 30,
   1994 and December 31, 1993,
   respectively)                         8,322,000              103,349,000
      Total investment securities      103,866,000              103,349,000

Loans, net of unearned interest        348,452,000              321,675,000
Reserve for possible loan losses        (6,775,000)              (6,370,000)
      Net loans                        341,677,000              315,305,000

Bank premises and equipment, net of
   accumulated depreciation             10,215,000               10,767,000
Other assets                             8,495,000                7,629,000

      Total assets                    $491,537,000             $465,373,000


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing                   $45,479,000              $45,105,000
Interest bearing                       357,953,000              340,534,000
      Total deposits                   403,432,000              385,639,000

Short-term borrowings                   13,674,000               12,260,000
Federal Home Loan Bank term advances    22,663,000               18,251,000
Term debt                                1,950,000                2,080,000
Accrued expenses and other liabilities   4,698,000                4,365,000

      Total liabilities                446,417,000              422,595,000

Stockholders' Equity
Common Stock, no par value,
6,000,000 shares authorized.
3,019,350 shares issued and
2,898,380 shares outstanding as of
September 30, 1994; and
3,019,080 shares issued and
2,908,598 shares outstanding as of
December 31, 1993                       24,295,000              24,290,000

Unrealized holding gain (loss) on
   available-for-sale securities          (291,000)

Retained earnings                       22,855,000              20,012,000

                                        46,859,000              44,302,000

Treasury stock, 120,970 shares as of
September 30, 1994 and 110,482 shares
as of December 31, 1993, respectively   (1,739,000)             (1,524,000)

   Total stockholders' equity           45,120,000              42,778,000

   Total liabilities and stockholders'
      equity                          $491,537,000            $465,373,000




PEOPLES BANCORP INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENT OF INCOME FOR PERIOD ENDED SEPTEMBER 30, 1994


                              Three Months Ended         Nine Months Ended
                                 September 30,             September 30,
                              1994          1993         1994          1993

Interest income           $9,146,000    $8,767,000   $26,288,000  $26,692,000
Interest expense           3,930,000     3,794,000    11,204,000   11,572,000
   Net interest income     5,216,000     4,973,000    15,084,000   15,120,000

Provision for loan losses    167,000       375,000       607,000    1,275,000

Net interest income after
   provision for loan loss 5,049,000     4,598,000    14,477,000   13,845,000

Other income                 970,000       972,000     2,950,000    3,031,000
Gain (Loss) on sale
   of securities                            43,000       126,000       44,000
Other expenses             3,919,000     3,657,000    11,701,000   11,316,000

Income before income
   taxes and cumulative
   effect of
   accounting changes*     2,100,000     1,956,000     5,852,000    5,604,000

Federal income taxes         628,000       539,000     1,762,000    1,549,000

Income before cumulative
   effect of accounting
   changes*                1,472,000     1,417,000     4,090,000    4,055,000

Cumulative effect of
   accounting changes,
   net of applicable taxes*                                           (314,000)

Net Income                $1,472,000    $1,417,000    $4,090,000   $3,741,000


Income Before Cumulative Effect of Accounting Changes Per Share
Primary                        $0.51         $0.48         $1.41        $1.42
Fully Diluted                  $0.51         $0.48         $1.41        $1.39

Cumulative Effect of Accounting Changes (net of applicable taxes) Per Share
Primary                                                                 $0.11
Fully Diluted                                                           $0.11

Net Income Per Share
Primary                        $0.51         $0.48         $1.41        $1.31
Fully Diluted                  $0.51         $0.48         $1.41        $1.28

Weighted Average Shares Outstanding
Primary                    2,908,948     2,926,324     2,908,344    2,865,012
Fully Diluted              2,909,180     2,926,324     2,910,767    2,923,094

Cash Dividends Declared     $435,000      $380,000    $1,247,000   $1,102,000

Cash Dividend Per Share        $0.15         $0.13         $0.43        $0.38


Please note: Previous periods per share information and weighted average shares outstanding adjusted due to 2 for 1 stock split issued April 15, 1994.

* Adoption of SFAS Statement No. 106 (Employers' Accounting for Postretirement Benefits Other Than Pensions) and SFAS
Statement No. 109 (Accounting for Income Taxes) during the first quarter of 1993.



CONSOLIDATED STATEMENT OF CASH FLOWS
Quarter ending September 30, 1994


                                        Nine Months         Nine Months
                                           Ending              Ending
                                     September 30, 1994  September 30, 1993

Cash flows from operating activities:
Net Income                               $4,090,000         $3,741,000
Adjustments to reconcile net income to
  net cash provided by operating activities:
Provision for loan losses                   607,000          1,275,000
Depreciation and amortization             1,261,000          1,982,000
Gain on sale of investment securities      (126,000)           (44,000)
(Increase) decrease in interest receivable (310,000)           141,000
Increase (decrease) in interest payable      69,000           (215,000)
Deferred income taxes                                          (32,000)
Deferral of loan origination fees and costs  47,000            142,000
Accrual for postretirement benefits (pretax)                   844,000
Other, net                               (1,167,000)         1,918,000
    Net cash provided by
       operating activities               4,471,000          9,752,000

Cash flows from investing activities:
Purchases of held-to-maturity securities (3,113,000)       (22,839,000)
Purchases of available-for-sale
   securities                           (19,686,000)
Proceeds from sales of
   available-for-sale securities          8,274,000          4,558,000
Proceeds from maturities of
   held-to-maturity securities              506,000         24,688,000
Proceeds from maturities of
   available-for-sale securities         13,502,000
Net (increase) decrease in credit
   card receivables                        (194,000)           244,000
Net (increase) decrease in loans        (26,643,000)       (23,653,000)
Expenditures for premises and equipment    (322,000)        (3,025,000)
Proceeds from sales of other real
   estate owned                             142,000             84,000
      Net cash applied to
         investing activities           (27,534,000)       (19,943,000)

Cash flows from financing activities:
Net increase (decrease) in demand
   and savings deposits                  12,592,000          8,242,000
Net increase (decrease) in
   certificates of deposits               5,201,000        (17,955,000)
Net increase (decrease) in
   short-term borrowings                  1,414,000           (914,000)
Proceeds from long-term debt              7,500,000          5,176,000
Principal repayments of long-term debt   (3,221,000)          (130,000)
Cash dividends paid                      (1,247,000)        (1,102,000)
Purchase of treasury stock                 (215,000)          (203,000)
      Net cash provided by
         financing activities            22,024,000         (6,886,000)

Net increase in cash and
   cash equivalents                      (1,039,000)       (17,077,000)

Cash and cash equivalents at
   January 1                             28,323,000         48,444,000

Cash and cash equivalents at
   September 30                         $27,284,000        $31,367,000





MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Selected Financial Data

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows.

                                         Three Months        Nine Months
                                            Ended               Ended
                                         September 30,      September 30,
                                      1994        1993     1994       1993

SIGNIFICANT RATIOS
Net income before cumulative effect of accounting changes to:
Total assets (end of period)*                     1.21%               1.16%
Shareholders' equity (end of period)*            13.44%              12.82%

Net income to:
Total assets (end of period)*         1.20%       1.21%     1.11%     1.07%
Shareholders' equity (end of period)*13.05%      13.44%    12.09%    11.83%

Net Interest Margin*                  4.32%       4.31%     4.21%     4.44%

Shareholders' equity to total
   assets (end of period)             9.18%       9.02%     9.18%     9.02%

Loans net of unearned interest
   to deposits                       86.37%      80.61%    86.37%    80.61%

Reserve for loan losses to loans
    net of unearned
    interest (end of period)          1.94%       1.99%     1.94%     1.99%

Capital ratios:
Tier 1 capital                       13.07%      13.39%    13.07%    13.39%
Risk-based capital                   14.32%      14.64%    14.32%    14.64%
Leverage ratio                        8.93%       8.73%     8.93%     8.73%

Cash dividends to income before the
  cumulative effect of
  accounting changes                                                 27.18%

Cash dividends to net income         29.55%      26.82%    30.49%    29.46%


PER SHARE DATA
Book value per share                $15.57      $14.43    $15.57    $14.43

Income before cumulative effect of accounting changes
Primary                                                              $1.42
Fully diluted                                                        $1.39

Net income per share
Primary                              $0.51       $0.48     $1.41     $1.31
Fully diluted                        $0.51       $0.48     $1.41     $1.28

Cash dividends per share             $0.15       $0.13     $0.43     $0.38


* Net Income to Total Assets, Net Income to Shareholders'
Equity, and Net Interest Margin are presented on an annualized basis.

Please note: Previous periods per share information has been adjusted due to a 2 for 1 stock split issued April 15, 1994.





MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

	The following should be read in conjunction with the attached condensed consolidated financial statements, and with the company's audited financial statements and notes for the fiscal year ended December 31, 1993. Changes in accounting adopted during the first quarter of 1994 are presented in a note following the financial statements presented in the Form 10-Q filed on behalf of Peoples Bancorp Inc. (the "Corporation") for the period ended March 31, 1994.



RESULTS OF OPERATIONS

	Peoples Bancorp reports net income for the third quarter 1994 of $1,472,000 compared to $1,417,000 for the same period last year. For the first three quarters of 1994, the Corporation earned net income of $4,090,000, a 9.3% increase over the $3,741,000 in net income earned during this period in 1993.

	Both primary and fully diluted third quarter earnings per share increased from $0.48 in 1993 to $0.51 in 1994, an increase of 6.3%. Primary and fully diluted earnings per share for the first nine months of 1994 reached $1.41, a 7.6% increase from $1.31 in primary earnings per share and a 10.2% rise from $1.28 in fully diluted earnings per share from the first three quarters of 1993. Per share information has been adjusted to reflect a 2 for 1 stock split issued to shareholders of record as of April 15, 1994, and a 10% stock dividend issued to shareholders of record as of April 15, 1993. All references to 1993 net income incorporate the effect of accounting changes adopted during the first quarter of 1993.

	Several factors contributed to the increase in net income for the Corporation. Third quarter net interest income reflects an increase from 1993, up $243,000 or 4.9% to $5,216,000. Net interest margin increased from 4.20% in the second quarter of 1994 to 4.32% and compares favorably to the strong 4.31% showing in third quarter 1993. An increase in loan balances contributed to the increased net interest income, as the Corporation expanded efforts to grow higher yielding assets.

	While Peoples Bancorp's third quarter net interest income performance is reflecting the increase in net income, overall performance was also improved as a result of a lower provision for possible loan loss. For the three months ended September
30, 1994 and 1993, the provision for loan loss was $167,000 and $375,000, respectively. The third quarter of 1994 contributed to the year-to-date reduction of loan loss provision, from $1,275,000 for the first three quarters of 1993 to $607,000 in 1994.

	The Corporation was able to reduce its provision for loan loss while maintaining an adequate loan loss reserve. Loan chargeoffs were $903,000 for the first nine months of 1994 and loan recoveries totaled $701,000, providing a net chargeoff of $202,000. For the nine month period ended September 30, 1993, loan chargeoffs were $924,000 for the first nine months of 1994 while loan recoveries totaled $255,000, which provided a net chargeoff of $669,000. Included in 1994's recoveries are several charged-off loans which were previously considered uncollectible. The increased recoveries in 1994 allowed the Corporation to lower the allocation of expense to loan loss provision while maintaining a reserve for possible loan loss of 1.94% of total loans (net of unearned interest).

	Peoples Bancorp continued to decrease its loan loss provision through the reduction of reserves established in 1992 as a direct result of a subsidiary's purchase of approximately $8 million in loans and $3 million in cash and assumption of $11 million in liabilities from the Resolution Trust Corporation.
As a result of these loans performing more favorably than anticipated, the Corporation lowered its provision expense by $52,000 in the third quarter, and $237,000 for the first three quarters of 1994. Management will continue to monitor the loan portfolio to maintain appropriate reserves for all potential loan losses.

	Due to the volatility and uncertainty of the interest rate environment, Peoples Bancorp continues to focus on areas other than net interest margin, as a method of increasing net income. Non-interest income (excluding gains on sales of investment securities) totaled $970,000 for the third quarter and $2,950,000 for the first three quarters of 1994. Modest increases in trust revenue and service charges on deposit accounts provides the foundation for the Corporation's non-interest income. In addition to these areas of income, an agreement with an unaffiliated annuities and life insurance company has provided other income through their lease rental payments.

	Maintaining acceptable levels of non-interest expense is important to the success of the Corporation. For the nine months ended September 30, 1994, non-interest expense totaled $11,701,000, a 3.4% increase compared to the same period last year. Costs for employee wages and benefits have increased primarily due to rising insurance costs. Total salaries and employee benefits amounted to $6,238,000 for the three quarters ended September 30, 1994, compared to $5,914,000 in 1993, an increase of 5.4%.

	As expected, the first full year of depreciation related to the $5 million addition to the downtown Marietta banking center has also contributed to the rise in non-interest expense.
Depreciation expense totaled $1,607,000 for the nine months ended September 30, 1994, compared to $1,421,000 for the same period in 1993, an increase of 13.1%. Peoples Bancorp will continue its efforts to control non-interest expense as a method of enhancing performance.

	Income tax expense for the first three quarters of 1994 totaled $1,762,000, compared to $1,549,000 for the same period last year. This increase can be attributed to higher pre-tax income and the Corporation's decrease in tax-exempt income.

	Year-to date net income of $4,090,000 provided a return on assets of 1.11%, compared to 1.07% in 1993. Return on stockholder's equity modestly increased, rising to 12.09% from 11.83%. The mandatory adoption of Statement on Financial Accounting Standards No. 115, "Accounting for Certain
Investments in Debt and Equity Securities" (SFAS No. 115), resulted in a decrease in total stockholder's equity of $291,000 which represents the unrealized holding loss, net of deferred tax asset, at September 30, 1994.

	On November 1, 1994, the Corporation authorized the purchase of up to 10,000 additional shares of treasury stock at prices not to exceed $23.25. In the first three quarters of 1994, Peoples
Bancorp has purchased 10,488 treasury shares for $215,000.

	On October 1, 1994, Peoples Bancorp paid a quarterly dividend of $0.15 per share, an increase of 7.1% compared to the previous quarter's dividend per share of $0.14. For 1994, dividends paid per share are $0.43 compared to $0.38 last year. All per share information has been adjusted for the 2 for 1 stock split issued to shareholders of record as of April 15, 1994, and a 10% stock dividend issued to shareholders of record as of April 15, 1993.
Total cash dividends paid are $1,247,000 through September 30, 1994, a 13.2% increase compared to last year's amount of $1,102,000.

	The performance of the Corporation through the first three quarters of 1994 has slightly exceeded expectations. Management believes the Corporation is positioned to maintain performance though the remainder of 1994 and into next year.



FINANCIAL CONDITION

	Total assets increased from $465,373,000 at December 31, 1993 to $491,537,000 at September 30, 1994, a growth rate of 5.6%.
The current year has provided steady growth for the Corporation, as assets grew from $469,795,000 at March 31 to $474,704,000 at June 30, before reaching its September 30 level of over $491 million.

	The majority of asset growth has occurred in the area of loans, where gross loans have increased 8.3% to $348,452,000 at September 30, 1994. Cash and cash equivalents have decreased
$1,039,000 to $27,284,000 since December 31, 1993, due mostly to the maturity of interest-bearing deposits in other banks, which have been invested in higher yielding assets. The combination of cash and cash equivalents along with the availability of the portion of the loan portfolio that matures within one year should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

	Continuing a trend that occurred during the first six months of 1994, asset balances continued expanding in higher yielding assets such as loans. During the third quarter, the Corporation also increased investments in securities, from an amortized cost of $98,777,000 at June 30, 1994, to a total amortized cost of $104,309,000 at the end of this reporting period. September 30 available-for-sale securities totaled $95,544,000, an increase of 3.3% from $92,474,000 at June 30, 1994. Securities classified as held-to-maturity totaled $8,322,000 at September
30, up 24.8% compared to the June 30 balance of $6,666,000. The reported balance of investment securities at September 30, 1994 is $103,866,000, as a result of the $443,000 decreasing adjustment related to SFAS No. 115 adopted January 1, 1994.

	At September 30, the loan portfolio of Peoples Bancorp reached its highest level in the Corporation's history. Total loans net of unearned interest as of September 30 are $348,452,000, up
3.3% compared to June 30, 1994's balance of $337,474,000. The strong loan growth in the third quarter reflects the impact of Peoples Bancorp's firm position and commitment to reinvesting in the communities we serve. The Corporation's loan officers consistently monitor the well-diversified portfolio while maintaining high underwriting standards. For example, non-performing assets as a percentage of total assets was 0.48% at September 30, 1994, compared to 0.61% at September 30, 1993.
Management considers the allowance for loan loss of 1.94% of total loans net of unearned interest to be adequate.

	Several funding sources were used to fund asset growth during the third quarter. Since June 30, 1994, Peoples Bancorp's deposit base has grown 3.9% to $403,432,000, with the majority of growth occurring in interest-bearing deposits. Non-interest bearing deposits remain at the year-end 1993 balance of approximately $45 million, fluctuating to $40,468,000 at March
31, returning to $45,145,000 at June 30, and ultimately reaching the September 30, 1994 balance of $45,479,000. Interest-bearing deposits at September 30 total $357,953,000, an increase of 4.3% since June 30, 1994. During the third quarter, Peoples Bancorp began using brokered deposits as an alternative funding source, selling $5 million of certificates of deposits through a brokerage firm. This transaction allowed Peoples Bancorp to access a new source of funding without incurring overhead expenses typically associated with more traditional deposit products.

	Since June 30, 1994, regular certificates of deposits and IRA's (Individual Retirement Accounts) have increased approximately $4 million to $186 million at September 30, 1994. The largest quarterly increase in interest-bearing deposits for the Corporation has occurred in Super NOW accounts, increasing over $6.6 million to $38,000,000 at September 30, 1994. The most significant decrease occurred in savings balances, which dropped
$1.9 million to $75,727,000. Management expects to continue to evaluate cost-effective alternatives to traditional funding sources while continuing to emphasize our current offering of deposit products.

	At September 30, 1994, Peoples Bancorp's loan to deposit ratio was 86.39%, virtually the same level reported June 30, 1994.
Loan demand continues to be strong in the markets served by the Corporation. In addition to using deposit sources to fund these additional loans, Peoples Bancorp continues to utilize borrowings from the Federal Home Loan Bank (FHLB). These borrowings allow the Corporation to obtain funds at a fixed rate for longer periods of time, providing Peoples Bancorp with the ability to match longer term fixed rate mortgages against a long term funding source. Advances from the FHLB were $25,163,000 at September 30, 1994, compared to $25,850,000 at June 30 and
$21,463,000 at March 31. Management plans to maintain access to FHLB borrowings as an appropriate funding source.

	The Peoples Bancorp Asset/Liability Management Committee meets monthly to address liquidity issues facing the Corporation, including the management of the investment securities portfolio.
The group also monitors net interest income and sets pricing policy for the Corporation. The management of Peoples Bancorp maintains sufficient liquidity for the Corporation to satisfy depositor requirements and the various credit needs of its customers.

	Peoples Bancorp's capital continues to provide a strong base for profitable growth. Stockholders' equity reached $45,120,000 at September 30, 1994, a 5.5% increase from year-end 1993's amount of $42,778,000. Retention of net income from operations was the major factor in increasing capital. The equity adjustment as a result of SFAS No. 115 has resulted in fluctuations in total equity throughout 1994. Due to recent market conditions, at September 30, 1994 the market value of the Corporation's available-for-sale investment securities was
$443,000 lower than the securities' amortized cost (book value).
The result is the decrease in stockholder's equity of $291,000 found in the equity section of the Corporation's balance sheet.
The market fluctuations occurring in 1994 can be attributed to the equity adjustments associated with SFAS No. 115 of $(291,000), $240,000, and $1,627,000, at September 30, June 30,
and March 31, 1994, respectively.

	Since the large majority of investment securities in Peoples Bancorp's portfolio are classified as "available-for-sale", both the investment and equity sections of the Corporation's balance sheet are more sensitive to the changing market values of investments than compared to an entity with most investment securities classified as "held-to-maturity". Based upon the Corporation's history and current market situations, management believes the classifications of the individual investment securities held within the portfolio are reasonable. The state of the investment markets do not substantially affect the Corporation's stockholders' equity, as it continues to provide a strong base for diversity of operations as well as potential for growth in both new and existing markets.

	Peoples Bancorp has complied with standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative investment (credit) risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. The Corporation's risk-based capital ratio of 14.32% at September 30, 1994 was well above the minimum standard of 8%. Peoples Bancorp's Tier 1 capital ratio of 13.07% also exceeded the regulatory minimum of 4%. The Leverage ratio at June 30, 1994 was 8.93%, well above the minimum standard of 3%. These ratios provide quantitative data concerning the strength of Peoples Bancorp's capital base.
Management continues to monitor risk-based capital ratios to maintain a strong capital position.



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



                                						PEOPLES BANCORP INC.

Date:  November 10, 1994			          	By:  /s/ ROBERT E. EVANS
                                						Robert E. Evans
                               							President and Chief Executive Officer


Date:  November 10, 1994		 	         	By: /s/ JEFFREY D. WELCH
                                						Jeffrey D. Welch
                                						Treasurer