Form 10-K
PEOPLES BANCORP INC
filed 1995-03-30
CIK 318300

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _____ to _____

Commission file number 0-16772

PEOPLES BANCORP INC.
(Exact name of Registrant as specified in its charter)

Ohio
(State or other jurisdiction of incorporation or organization)

31-0987416
(I.R.S. Employer Identification No.)

138 Putnam Street, P. O. Box 738, Marietta, Ohio
(Address of principal executive offices)

45750
Zip Code)

Registrant's telephone number, including area code:	 (614)  373-3155

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, No Par Value (2,895,746 outstanding at February 28, 1995)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X      No____

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [   ]

Based upon the closing price of the Common Shares of the Registrant on the NASDAQ Stock Market as of February 28, 1995, the aggregate market value of the Common Shares of the Registrant held by nonaffiliates on that date was $62,093,054. For this purpose, certain executive officers and directors are considered affiliates.

Documents Incorporated by Reference:

 1) Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994, are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

 2) Portions of Registrant's Definitive Proxy Statement relating to the annual meeting to be held April 4, 1995 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Exhibit Index Appears on Pages 14 - 15
Page 1 of 68 Pages


PART I

ITEM 1.  BUSINESS.

Introduction

  Peoples Bancorp Inc. ("Peoples Delaware") was incorporated under the laws of the State of Delaware on April 1, 1980. Peoples Delaware was merged, following Stockholder approval, into Peoples Bancorp Inc., an Ohio corporation (the "Company"), effective April 6, 1993, pursuant to a reincorporation proceeding. The Company's principal business is to act as a multi-bank holding company. Its wholly-owned subsidiaries are The Peoples Banking and Trust Company, Marietta, Ohio ("Peoples Bank"), The First National Bank of Southeastern Ohio ("First National Bank") and The Northwest Territory Life Insurance Company, an Arizona corporation ("Northwest Territory").

  At December 31, 1994, Peoples Bancorp Inc. (parent company only) had 21 full-time equivalent employees.

The Peoples Banking and Trust Company

  Peoples Bank was chartered as an Ohio banking corporation under its present name in Marietta, Ohio, in 1902. As of December 31, 1994, Peoples Bank was one of the largest of ____ banks in Washington and Athens Counties, Ohio, and held _______% of total assets of all banks in those two counties. At December 31, 1994, it had assets of $432,476,000; deposits of $355,432,000; and net loans of $313,017,000.

  Peoples Bank is a full-service commercial bank. It provides checking accounts, NOW accounts, Super NOW accounts, money market deposit accounts, savings accounts, time certificates of deposit, commercial loans, installment loans, commercial and residential real estate mortgage loans, credit cards, automatic teller machines, banking by phone, lease financing, corporate and personal trust services and safe deposit rental facilities. Peoples Bank also sells travelers checks, money orders and cashier's checks. Services are provided through ordinary walk-in offices, automated teller facilities called "SuperTeller", and automobile drive-in facilities called "Motor Bank". At December 31, 1994, the Trust Department of Peoples Bank held approximately $330 million in trust and custodial accounts apart from the assets of Peoples Bank.

  With all of its offices located in Ohio, Peoples Bank
serves principally Washington, Athens and Meigs Counties, together with portions of Hocking, Perry and Vinton Counties in Ohio and adjacent parts of Northern West Virginia. The business production office in Newark, Ohio, serves that immediate area in Licking County. Peoples Bank provides services to its customers at its main office in downtown Marietta and through SuperTeller and other banking facilities. Full-service branches and SuperTellers are located at the Frontier Shopping Center and inside a grocery store at Pike and Acme Streets in Marietta.
A full-service branch, two Motor Banks and a Super-Teller are operated in Belpre, Ohio. Full-service branches with Motor Banks are located in Lowell, Reno and Nelsonville, Ohio. A full-service branch is located at One North Court Street and at
the Athens Mall in Athens, Ohio.   The One North Court Street
office also has a SuperTeller machine. In 1993, Peoples Bank added three SuperTeller machines on the campus of Ohio University in Athens, Ohio. These locations were operated by another local bank prior to Peoples Bank assuming operation of these machines. A full-service bank is located at Middleport, Ohio.

  At December 31, 1994, Peoples Bank had 223 full-time equivalent employees.


The First National Bank of Southeastern Ohio

  First National Bank is a national banking association chartered in 1900. It provides services and products that are substantially the same as those of Peoples Bank. It operates a commercial bank and motor bank at one location at 415 Main Street, Caldwell, Ohio. It also has a full-service office on Marion Street in Chesterhill, Ohio. On January 2, 1991, it acquired a full-service office on Kennebec Street, McConnelsville, Ohio. Its market area is comprised of Caldwell, Chesterhill, McConnelsville and the surrounding area in Noble and Morgan Counties, Ohio. At December 31, 1994, it had assets of $61,718,000; deposits of $49,179,000; and net loans of $41,602,000.

  At December 31, 1994, First National Bank had 27 full-time equivalent employees.


The Northwest Territory Life Insurance Company

  Northwest Territory was organized under Arizona law in
1983 and was issued a Certificate of Authority to act as a reinsurance company by the State of Arizona on February 8, 1984. Northwest Territory reinsures credit life and disability insurance issued to customers of the banking subsidiaries of the Company by another insurance company. At its fiscal year end of November 30, 1994, Northwest Territory had total assets of $1,200,000 and had gross premium income of $238,000 in 1994,
$231,000 in 1993 and $230,000 in 1992.   Northwest Territory
reinsures risks (currently not exceeding $15,000 per insured on a present value basis) within limits established by governmental regulations and management policy. Northwest Territory has no employees.


Customers and Markets

 The Company's service area has a diverse economic structure. Principal industries in the area include metals, plastics and petrochemical manufacturing; oil, gas and coal production; and related support industries. In addition, tourism, education and other service-related industries are important and growing industries. Excellent transportation facilities, including highway, river and rail, are available and have helped the area to develop. Consequently, the Company is not dependent upon any one industry segment for its business opportunities.


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

  Northwest Territory operates in the highly competitive industry of credit life and disability insurance. A large number of stock and mutual insurance companies also operating in this industry have been in existence for longer periods of time and have substantially greater financial resources than does Northwest Territory. The principal methods of competition in the credit life and disability insurance industry are the availability of coverages and premium rates. The Company believes Northwest Territory has a competitive advantage due to the fact that the business of Northwest Territory is limited to the accepting of life and disability reinsurance ceded in part to Northwest Territory from the credit life and disability insurance purchased by loan customers of Peoples Bank and First National Bank.


Supervision and Regulation

  The following is a summary of certain statutes and regulations affecting the Company and its subsidiaries. The summary is qualified in its entirety by reference to such statutes and regulations.

  The Company s a bank holding company under the Bank Holding Company Act of 1956, as amended, which restricts the activities of the Company and the acquisition by the Company of voting shares or assets of any bank, savings association or other company. The Company is also subject to the reporting requirements of, and examination and regulation by, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans or extensions of credit to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of the bank holding company and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to the bank holding company and other subsidiaries. A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the bank holding company or its subsidiaries.

	     Bank holding companies are prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal
Reserve Board. In addition, acquisitions across state lines are limited to acquiring banks in those states specifically authorizing such interstate acquisitions. However, in September 1995, federal law will permit interstate acquisitions of banks, if the bank acquired retains its separate charter.

    As a national bank, First National Bank is supervised and regulated by the Comptroller of the Currency. As an Ohio state-chartered bank, Peoples Bank is supervised and regulated by the Ohio Division of Banks and the Federal Deposit Insurance Corporation ("FDIC"). The deposits of First National Bank and Peoples Bank are insured by the FDIC and those entities are subject to the applicable provisions of the Federal Deposit Insurance Act. A subsidiary of a bank holding company can be liable to reimburse the FDIC if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or in connection with FDIC assistance provided to such subsidiary in danger of default. In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies' regulations on prompt corrective action guarantees a portion of the institution's capital shortfall, as discussed below.

  Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of Peoples Bank and First National Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching. Pursuant to recent federal legislation, First National Bank may branch across state lines, if permitted by the law of the other state. In addition, effective June 1997, such interstate branching by First National Bank will be authorized, unless the law of the other state specifically prohibits the interstate branching authority granted by federal law.

  The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and for state member banks, such as Peoples Bank and First National Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating weighted-risk assets by assigning assets and off-balance sheet items broad risk categories. The minimum ratio of total capital to weighted-risk assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least 4.0 percentage points is to be comprised of common stockholder's equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 4% for bank holding companies and state member banks that meet certain specified condition, including no operational, financial or supervisory deficiencies and including having the highest regulatory rating. The minimum leverage ratio is 1.0 -2.0% higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. National bank subsidiaries, such as First National Bank, are subject to similar capital requirements adopted by the Comptroller of the Currency, and state non-member bank subsidiaries, such as Peoples Bank, are subject to similar capital requirements adopted by the FDIC. Under an outstanding proposal of the Comptroller and the FDIC to establish an interest rate component, First National Bank and Peoples Bank may be required to have additional capital if their interest rate risk exposure exceeds acceptable levels provided for in the regulation as adopted.

  The Company and its subsidiaries currently satisfy all capital requirements. Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.

  The federal banking regulators have established regulations governing prompt corrective action to resolve capital deficient banks. Under these regulations, institutions which become undercapitalized become subject to mandatory regulatory scrutiny and limitations, which increase as capital continues to decrease. Such institutions are also required to file capital plans with their primary federal regulator, and their holding companies must guarantee the capital shortfall up to 5% of the assets of the capital deficient institution at the time it becomes undercapitalized.

  The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks and other subsidiaries. However, the Federal Reserve Board expects the Company to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in subsidiaries, rather than for dividends for the shareholder of the Company. Peoples Bank and First National Bank may not pay dividends to the Company if, after paying such dividends, they would fail to meet the required minimum levels under the risk-based capital guideline and the minimum leverage ratio requirements. Peoples Bank and First National Bank must have the approval of their respective regulative authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net profits and the retained net profits for the preceding two years, less required transfers to surplus. First National Bank may not pay a dividend either in an amount greater than its net profits then on hand, after deducting its losses and bad debts, or if less than 1/10th of net profits for the preceding six months, for a quarterly or semi-annual dividend, or the preceding year, for an annual dividend, was transferred to surplus. Payment of dividends by the bank subsidiaries may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting the Company's ability to pay dividends on its outstanding common shares.

  Northwest Territory is chartered by the State of Arizona and is subject to regulation, supervision and examination by the Arizona Department of Insurance. The powers of regulation and supervision of the Arizona Department of Insurance relate generally to such matters as minimum capitalization, the grant and revocation of certificates of authority to transact business, the nature of and limitations on investments, the maintenance of reserves, the form and content of required financial statements, reporting requirements and other matters pertaining to life and disability insurance companies.


Monetary Policy and Economic Conditions

  The commercial banking business is affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies, including the Federal Reserve Board. The Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions primarily through open-market operations in United States Government securities, changes in the discount rate on bank borrowings, and changes in the reserve requirements against bank deposits. These policies and regulations significantly affect the overall growth and distribution of bank loans, investments and deposits, and the interest rates charged on loans, as well as the interest rates paid on deposits and accounts.

  The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the money markets and the activities of monetary and fiscal authorities, no definitive predictions can be made as to future changes in interest rates, credit availability or deposit levels.


Statistical Financial Information Regarding the Company

  The following listing of statistical financial information, which is included in the Company's Annual Report to Shareholders, provides comparative data for the Company over the past three and five years, as appropriate. These tables should be read in conjunction with "Management's Discussion and Analysis" and the Consolidated Financial Statements of the Company and its subsidiaries found at pages 35 through 39 and 12 through 29, respectively, of the Company's Annual Report to Shareholders.

Average Balances and Analysis of Net Interest Income:
  Please refer to page 31 of the Company's Annual Report to Shareholders.

Rate Volume Analysis:
  Please refer to page 32 of the Company's Annual Report to Shareholders.

Loan Maturities:
  Please refer to page 32 of the Company's Annual Report to Shareholders.

Average Deposits:
  Please refer to page 31 of the Company's Annual Report to Shareholders.

Maturities Schedule of Large Certificates of Deposit:
  Please refer to page 32 of the Company's Annual Report to Shareholders.

Loan Portfolio Analysis:
  Please refer to pages 33 and 34 of the Company's Annual Report to Shareholders.

Securities Analysis:
  Please refer to pages 18 through 21 and page 38 of the Company's
     Annual Report to Shareholders.

Return Ratios:
  Please refer to page 9 of the Company's Annual Report to Shareholders.

Short-term Borrowings:
  Please refer to page 22 of the Company's Annual Report to Shareholders.



Effect of Environmental Regulation

  Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Company and its subsidiaries. The Company believes that the nature of the operations of its subsidiaries has little, if any, environmental impact. The Company, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year of for the foreseeable future. The Company's subsidiaries may be required to make capital expenditures for environmental control facilities related to properties which they may acquire through foreclosure proceedings in the future; however, the amount of such capital expenditures, if any, is not currently determinable.



ITEM 2.  PROPERTIES

  The principal office of the Company and Peoples Bank is located at 138 Putnam Street, Marietta, Ohio. This location consists of a five-story, stone-block building and one other smaller building attached by interior corridors. Peoples Bank also owns several nearby vacant lots for parking and a nearby Motor Bank. Peoples Bank owns property on which three additional full-service and two additional Motor Banks are located, leases the land on which one full-service branch is located and leases its other full-service branch. Peoples Bank also owns a two-story, block building on the Public Square in Nelsonville, Ohio, an additional office in Nelsonville, together with an office consisting of a two-story concrete structure at One North Court Street, Athens, Ohio, and a brick full-service office in the Athens Mall. The building in the Mall is owned by Peoples Bank on leased real property.

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

  All of the properties occupied by the Company and its subsidiaries are owned by the Company or its subsidiaries, with the exception of the office located in The Plains, Ohio, which is leased under a lease which expires in June, 2001.


ITEM 3.  LEGAL PROCEEDINGS.

  There are no pending legal proceedings to which the Company or its subsidiaries are a party or to which any of their property is subject other than ordinary routine litigation incidental to their business, none of which is material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.



PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

  Please refer to page 11 of the Company's Annual Report to Shareholders, which is incorporated by reference herein.


ITEM 6.  SELECTED FINANCIAL DATA.

  The table of Selected Financial Data on page 9 of the Company's Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION.

  Please refer to Pages 35 through 39 of the Company's
Annual Report to Shareholders, which are incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Consolidated Financial Statements of Peoples Bancorp
Inc. and it subsidiaries, included on pages 12 through 29 of its Annual Report to Shareholders for the fiscal year ended December 31, 1994, and the Report of Coopers & Lybrand L.L.P. included therein at page 30 are incorporated herein by reference. Following is an index to the financial statements included in the Annual Report to Shareholders for the fiscal year ended December 31, 1994:


                                                                 ANNUAL
FINANCIAL STATEMENTS:                                         REPORT PAGES
Peoples Bancorp Inc. and Subsidiaries:
  Report of Independent Accountants                                 30
  Consolidated Balance Sheet as of December 31, 1994 and 1993       12
  Consolidated Statement of Income for the Three Years Ended
      December 31, 1994                                             13
  Consolidated Statement of Stockholders' Equity for the Three
      Years Ended December 31, 1994                                 14
  Consolidated Statement of Cash Flows for the Three Years
      Ended December 31, 1994                                       15
  Notes to the Consolidated Financial Statements               16 - 29
  Peoples Bancorp Inc.:   (Parent Company Only Financial
      Statements are included in Note 19 to the
      Consolidated Financial Statements)                       28 - 29


  Quarterly financial data set forth at page 10 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994, is incorporated herein be reference.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES.

  None.



PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Directors and Executive Officers of the Company include those persons enumerated under "Election of Directors" on pages
5 through 7 of the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held April 4, 1995, which section is expressly incorporated by reference. Other Executive Officers are Carol A. Schneeberger (38), Vice President/Operations, John T. Underwood (55), Vice President/Business Development, Rolland B. Swart (56), Vice President/Business Development, John (Jack) W. Conlon (49),
Chief Financial Officer and Jeffrey D. Welch (40), Treasurer.
Ms. Schneeberger became Vice President/Operations of the Company in October, 1988. Prior thereto, she was Auditor of the Company from August, 1987 to October, 1988, and Auditor of Peoples Bank from January, 1986 to October, 1988. She was Assistant Auditor of Peoples Bank from January, 1979 to January, 1986. Mr. Underwood joined the Company at his current position in October, 1993. Prior thereto, Mr. Underwood was Executive Vice President/Operations for Peoples Bank for more than five years and has 32 years of banking experience. Mr. Swart joined the Company in October, 1990 at his current position, left this position in August, 1993, to become an executive vice president with Peoples Bank, and then rejoined the Company at his current position in September, 1994. Mr. Conlon has been Chief
Financial Officer of the Company since April, 1991. He has also been Chief Financial Officer and Treasurer of Peoples Bank for more than five years. Mr. Welch has been Treasurer of the Company since 1985. Certain other information called for in this Item 10 is incorporated herein by reference to the Company's definitive Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" at page 5.



ITEM 11.  EXECUTIVE COMPENSATION.

  See "Compensation Committee Interlocks and Insider Participation" and "Compensation of Executive Officers and Directors" on page 10, and pages 11 through 14, respectively, of the Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held April 4, 1995, which are expressly incorporated by reference.

  Neither the report on executive compensation nor the performance graph included in the Company's definitive Proxy
Statement relating to the Company's Annual Meeting of Shareholders to be held on April 4, 1995, shall be deemed to be incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  See "Security Ownership of Certain Beneficial Owners and Management" on pages 2 through 5 of the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held April 4, 1995, which section is expressly incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  See "Transactions Involving Management" on page 8 of the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held April 4, 1995, which section is expressly incorporated by reference.



PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K.
            a)  (1)   Financial Statements
                      For a list of all financial statements
                      incorporated by reference in this Annual Report on Form 10-K, see "Index to Financial Statements" at Page 12.

            a)  (2)   Financial Statement Schedules
                      All schedules for which provision is made in the applicable accounting regulations of the
                      Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

            a)  (3)  Exhibits
                     Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 14. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

Executive Compensation Plans and Arrangements

Exhibit No.  Description                  Location
-----------  -----------                  --------

 	10(a)      Deferred Compensation	       Incorporated herein by reference to
           	 Agreement dated November 16, Exhibit 6(g) to Peoples Delaware's
             1976 between Robert E. Evans Registration Statement No. 2-68524
             The Peoples Banking and      on Form S-14.
             Trust Company as amended
             March 13, 1979.

  10(b)      Peoples BancorpInc.          Incorporated herein by reference to
             Retirement Savings Plan.     Exhibit 10(b) of the Company's
                                          Annual Report on Form 10-K for
                                          fiscal year ended December 31, 1993
                                          (File No. 0-16772).

  10(d)      Peoples BancorpInc.          Incorporated herein by reference to
             Retirement Plan and Trust.   Exhibit 10(d) of the Company's
                                          Annual Report on Form 10-K for
                                          fiscal year ended December 31, 1993
                                          (File No. 0-16772).

  10(e)      Summary of the Incentive     Incorporated herein by reference to
             Bonus Plan of Peoples        Exhibit 10(f) of Peoples Delaware's
             Bancorp Inc.                 Annual Report on Form 10-K for
                                          fiscal year ended December 31, 1992
                                          (File No 0-16772).

  10(f) Peoples Bancorp Inc. Amended Incorporated herein by reference to and Restated 1993 Stock Exhibit 4 of the Company's Form S-8
             Option Plan.                 filed August 25, 1993 (Registration
                                          Statement No. 33-67878).



   	 (b) Reports on Form 8-K

         There were no current reports on Form 8-K filed during the fiscal quarter ended December 31, 1994.

     (c) Exhibits

         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 14.

   	 (d) Financial Statement Schedules

         None.





SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PEOPLES BANCORP INC.

Date:  March 24, 1995                       By:   /s/ ROBERT E. EVANS
                                            Robert E. Evans, President

  Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                            Title                    	  Date
----------                ----------------------------       --------------

/s/ ROBERT E. EVANS       President and ChiefExecutive    	  March 24, 1995
Robert E. Evans           Officer and Director

/s/ JEWELL BAKER          Director       	                   March 24, 1995
Jewell Baker

___________________       Director                        	  March 24, 1995
Dennis D. Blauser

/s/ GEORGE W. BROUGHTON   Director                        	  March 24, 1995
George W. Broughton

/s/ WILFORD D. DIMIT      Director  	                        March 24, 1995
Wilford D. Dimit

/s/ BARTON S. HOLL        Director  	                        March 24, 1995
Barton S. Holl

/s/ NORMAN J. MURRAY      Director	                          March 24, 1995
Norman J. Murray

/s/ JAMES B. STOWE        Director                           March 24, 1995
James B. Stowe

/s/ PAUL T. THEISEN       Director                        	  March 24, 1995
Paul T. Theisen

/s/ THOMAS C. VADAKIN     Director                           March 24, 1995
Thomas C. Vadakin

/s/ JOSEPH H. WESEL       Chairman of the Board              March 24, 1995
Joseph H. Wesel           and Director

/s/ JEFFREY D. WELCH      Treasurer                          March 24, 1995
Jeffrey D. Welch          (Principal Accounting Officer)

/s/ JOHN W. CONLON        Chief Financial Officer            March 24, 1995
John W. Conlon





PEOPLES BANCORP INC.

INDEX TO FINANCIAL STATEMENTS

                                                      Annual
Financial Statements:                              Report Pages
---------------------                              ------------

Peoples Bancorp Inc. and Subsidiaries:

Report of Independent Accountants                       30

Consolidated Balance Sheet as of
  December 31, 1994 and 1993                            12

Consolidated Statement of Income for
  the Three Years Ended December 31, 1994               13

Consolidated Statement of Stockholders' Equity
  for the Three Years Ended December 31, 1994           14

Consolidated Statement of Cash Flows for
  the Three Years Ended December 31, 1994               15

Notes to the Consolidated Financial Statements     16 - 29

Peoples Bancorp Inc.: (Parent Company Only
  Financial Statements are included in
  Note 19 to the Financial Statements)             28 - 29




EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 1994

Exhibit
Number 	 	 Description  		            Exhibit Location
-------    ------------------------   ---------------------------------------
3 (a) 		   Amended Articles of        Incororated herein by reference to
           Incorporation of Peoples   Exhibit 3(a) to the Company's
           BancorpInc.  	 	           Registration Statement on Form 8-B filed
                                      July 20, 1993 (File No. 0-16772).

3 (b)  		  Regulations of Peoples  	 	Incorporated herein by reference to
           Bancorp Inc.               Exhibit 3(b) to the Company's
                                      Registration Statement on Form 8-B
                                      filed July 20, 1993 (File No.
                                      0-16772).

10 (a) 	  	Deferred Compensation      Incorporated herein by reference to
           Agreement dated November   Exhibit 6(g) to Peoples Delaware's
           16, 1976, between Robert   Registration Statement No.2-68524
           E. Evans and The Peoples   on Form S-14.
           Banking and TrustCompany
           as amended March 13, 1979.

10 (b)  	 	Peoples Bancorp Inc.       Incorporated herein by reference to
           Retirement Savings Plan. 	 Exhibit 10(b) of the Company's Annual
                                      Report on Form 10-K for fiscal year
                                      ended December 31, 1993
                                      (File No.0-16772).

10 (c)  		 Amended and Restated Loan  Pages 16 to 19.
           Agreement dated June 30,
           1994,  issued by the
           Company in favor of Fifth
           Third Bank.

10 (d) 		  Peoples Bancorp Inc.       Incorporated herein by reference to
           Retirement Plan and Trust. Exhibit 10(d) of the Compnay's
                                      Annual Report on Form 10-K for fiscal
                                      year ended December 31, 1993
                                      (File No. 0-16772).

10 (e)    	Summary of the Incentive   Incorporated herein by reference
           Bonus Plan Peoples         to Exhibit 10(f) of Peoples Delaware's
           Bancorp Inc.               Annual Report on Form 10-K fiscal year
            	 	                       ended December 31, 1992
                                      (File No. 0-16772).

10 (f)    	Peoples Bancorp Inc.       Incorporated herein by reference
           Amended and Restated 1993  to Exhibit 4 of the Company's Form
           Stock Option Plan 	 	      S-8 filed August 25, 1993
                                      (Registration Statement No. 33-67878).

11 	      	Computation of Earnings    Page 20.
           Per Share.

13 	 	     Peoples Bancorp Inc.       Page 21.
           Annual Report to
           Shareholders for the
           fiscal year ended
           December 31, 1994 (not
           deemed filed except for
           portions thereof which are
           specifically incorporated
           by reference into this
           Annual Report on
           Form 10-K).

21 	 	     Subsidiaries of Peoples     Page 66.
           Bancorp Inc.

23 	 	     Consent of Independent      Page 67.
           Accountants.

27 		      Financial Data Schedule     Page 68.
           (information mandatory as
           SEC EDGAR filer).




THE FOLLOWING INFORMATION IS PRESENTED AS THE PROXY STATEMENT
TO SHAREHOLDERS DATED MARCH 6, 1995.


PEOPLES BANCORP INC.
POST OFFICE BOX 738
MARIETTA, OHIO  45750
(614) 374 - 3155


NOTICE OF ANNUAL MEETING OF SHAREHOLDERS
PEOPLES BANCORP INC.
Marietta, Ohio
March 6, 1995



To the Shareholders of Peoples Bancorp Inc.:

  You are cordially invited to attend the Annual Meeting of Shareholders (the "Annual Meeting") of Peoples Bancorp Inc. (the "Company") to be held at 10:00 a.m., local time, on Tuesday, April 4, 1995, in the Conference Room of The Peoples Banking and Trust Company, 235 Second Street, Marietta, Ohio, for the following purposes:

 	1.	To elect the following Directors for terms of three years each:

	   	Nominee                                       Term Expires In
     -------                                       ---------------
   		Robert E. Evans   	   (for re-election)            	1998
   		Paul T. Theisen      	(for re-election)	            1998
    	Thomas C. Vadakin    	(for re-election)	          		1998

 	2.	To approve the Peoples Bancorp Inc. 1995 Stock Option Plan.

  3.	To transact such other business as may properly come before
     the	Annual Meeting and any adjournment or adjournments thereof.


  Shareholders of record at the close of business on February 1, 1995, will be entitled to notice of and to vote at the Annual
Meeting and any adjournment or adjournments thereof.

 	You are cordially invited to attend the Annual Meeting. The vote of each shareholder is important, whatever the number of common shares held. Whether or not you plan to attend the Annual Meeting, please sign, date and return your Proxy promptly in the enclosed envelope.

 	The Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994, accompanies this Notice and Proxy Statement.

By Order of the Board of Directors,


/s/ RUTH I. OTTO
Ruth I. Otto
Corporate Secretary



PEOPLES BANCORP INC.
138 Putnam Street
Marietta, Ohio  45750
(614) 373-3155

PROXY STATEMENT

 	This Proxy Statement and the accompanying proxy are being mailed to shareholders of Peoples Bancorp Inc., an Ohio corporation (the "Company"), on or about March 6, 1995, in connection with the solicitation of proxies by the Board of Directors of the Company for use at the Annual Meeting of Shareholders of the Company (the "Annual Meeting") called to be held on Tuesday, April 4, 1995, or at any adjournment or adjournments thereof. The Annual Meeting will be held at 10:00 a.m., local time, in the Conference Room of The Peoples Banking and Trust Company, 235 Second Street, Marietta, Ohio.

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

 	Only shareholders of the Company of record at the close of business on February 1, 1995 (the "Record Date"), are entitled to receive notice of and to vote at the Annual Meeting and any adjournment or adjournments thereof. At the close of business on the Record Date, 2,897,846 common shares were outstanding and entitled to vote. Each common share entitles the holder thereof to one vote on each matter to be submitted to shareholders at the Annual Meeting. A quorum for the Annual Meeting is a majority of the common shares outstanding. There is no cumulative voting with respect to the election of directors.

 	Under the rules of the Securities and Exchange Commission (the "SEC"), boxes are provided on the form of proxy for shareholders to mark if they wish either to abstain on a proposal presented for shareholder approval or to withhold authority to vote for one or more nominees for election as a director of the Company.
Common shares as to which the authority vote is withheld will be counted for quorum purposes; however, the effect of an abstention on the proposal to approve the Peoples Bancorp Inc.
1995 Stock Option Plan is the same as a "no" vote.

 	Broker/dealers, who hold their customers' common shares in street name, may, under the applicable rules of the self-regulatory organizations of which the broker/dealers are members, submit and sign proxies for such common shares and may vote such common shares on routine matters, which, under such rules, typically include the election of directors, but broker/dealers may not vote such common shares on other matters, which typically include the approval of compensation plans, without specific instructions from the customer who owns such common shares. Proxies signed and submitted by broker/dealers which have not been voted on certain matters as described in the previous sentence are referred to as broker non-votes. Such proxies count toward the establishment of a quorum. Broker non-votes on the proposal to approve the Peoples Bancorp Inc.
1995 Stock Option Plan will not be considered as votes entitled to be cast in determining the outcome of that proposal.

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

 	The Annual Report to the Shareholders of the Company for the fiscal year ended December 31, 1994 (the "1994 fiscal year") is enclosed herewith.


SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

 	The following table sets forth, as of the Record Date, certain information concerning the beneficial ownership of common shares by the only person known to the Company to be the beneficial owner of more than 5% of the outstanding common shares:


   Name and                 Amount and               Percent
  Address of                Nature of                  of
Beneficial Owner 	       Beneficial Ownership        Class<F1>
----------------         --------------------        ---------
Peoples Bank - Trustee       362,636(F2)               12.5%
138 Putnam Street
Marietta, Ohio 45750


[FN]

<F1>  The percent of class is based on 2,897,846 common sharesoutstanding on the Record Date.

<F2>  Includes 107,159 common shares, 191,914 common shares, 55,843 common shares and 7,720 common shares as to which the Trust Department of Peoples Bank has shared investment and sole voting power, shared investment and voting power, sole voting and investment power, and sole investment and shared voting power, respectively. The officers and directors of Peoples Bank and the Company disclaim beneficial ownership of these common shares by reason of their positions. Does not include 98,935 common shares held by the Trust Department in its capacity as Trustee under the Peoples Bancorp Inc. Retirement Savings Plan with respect to which the Trust Department has neither voting nor investment power.

[/FN]



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


Amount and Nature of Beneficial Ownership<F1>

                                   Common Shares
                     Common     Which Can Be Acquired
 	 	                 Shares       Upon Exercise of
     	              Presently    Options Eercisable               Percent
Name                  Held 	       Within 60 Days   	    Total   of Class<F2>
----               ----------   ---------------------   ------   -----------
Jewell Baker   	      9,936     	        440 	           10,376       <F3>
Dennis D. Blauser     7,213<F4>      	   440 	            7,653       <F3>
George W. Broughton  39,692<F5>          420 	           40,112 	     1.4%
Wilford D. Dimit      3,942<F6>      	   440      	       4,382       <F3>
Robert E. Evans<F7>  47,799<F8>       	4,000       	     51,799       1.8%
Barton S. Holl        3,838<F9>      	   440      	       4,278       <F3>
Norman J. Murray      3,726<F10>     	   440      	       4,166       <F3>
James B. Stowe       12,416<F11>     	   440       	     12,856       <F3>
Paul T. Theisen       8,110          	   440      	       8,550       <F3>
Thomas C. Vadakin     1,534<F12>     	   440      	       1,974       <F3>
Joseph H. Wesel      29,329<F13>     	   440       	     29,769      	1.0%


All directors and
  executive officers
  as a group
  (numbering 16)    178,618<F14>      17,430            196,048       6.8%


[FN]

<F1> Unless otherwise noted, the beneficial owner has sole voting and investment power with respect to all of the common shares reflected in the table. All fractional common shares have been rounded to the nearest whole common share.

<F2> The percent of class is based upon 2,897,846 common shares outstanding on the Record Date and the number of common shares, if any, as to which the named person has the right to acquire beneficial ownership upon the exercise of options exercisable within 60 days of the Record Date.

<F3> Reflects ownership of less than 1% of the outstanding common shares.

<F4> Includes 5,358 common shares held jointly by Mr. Blauser with his wife as to which he exercises shared voting and investment power and 784 common shares held in an IRA owned by Mr. Blauser. Does not include 2,933 common shares held of record and beneficially owned by Mr. Blauser's wife as to which he has no voting or investment power and disclaims beneficial ownership.

<F5> Does not include 5,856 common shares held of record and beneficially owned by Mr. Broughton's wife. Also does not include 8,664 common shares held in the George Broughton's Children's Trust, an irrevocable trust with Peoples Bank as Trustee. Peoples Bank exercises sole voting and investment power with respect to the common shares held in the George Broughton's Children's Trust and said common shares are included among the common shares shown as beneficially owned by Peoples Bank in the preceding table. Also does not include 9,076 common shares held of record by the Broughton Foods Company Pension Trust B, as to which Mr. Broughton has no voting or investment power and disclaims beneficial ownership.

<F6> Includes 660 common shares held jointly by Mr. Dimit with his wife as to which he exercises shared voting and investment power.

<F7> Executive officer of the Company named in the Summary
Compensation Table.

<F8> Includes 8,613 common shares allocated to the account of Mr.
Evans in the Peoples Bancorp Inc. Retirement Savings Plan with respect to which Mr. Evans has the power to direct the voting and disposition. Does not include 5,980 common shares held of record and owned beneficially by Mr. Evans' wife and 1,426 common shares held by Mr. Evans' wife as custodian for their son, as to which common shares Mr. Evans has no voting or investment power and disclaims beneficial ownership.

<F9> Includes 742 common shares held jointly by Mr. Holl with his wife as to which he exercises shared voting and investment power.

<F10> Does not include 7,452 common shares held of record and beneficially owned by Mr. Murray's wife and 1,600 common shares held of record and beneficially owned by Mr. Murray's daughter. Mr. Murray has no voting or investment power with respect to these common shares and disclaims beneficial ownership thereof.

<F11> Includes 4,954 common shares held jointly by Mr. Stowe with his wife as to which he exercises shared voting and investment power. Does not include 17,998 common shares held of record and beneficially owned by Mr. Stowe's wife as to which he has no voting or investment power and disclaims beneficial ownership.

<F12> Does not include 14,138 common shares held of record and beneficially owned by Mr. Vadakin's wife and 2,178 common shares held by Mr. Vadakin's wife as custodian for her son, as to which common shares Mr. Vadakin has no voting or investment power and disclaims beneficial ownership.

<F13> Does not include 6,062 common shares held of record and beneficially owned by Mr. Wesel's wife as to which he has no voting or investment power and disclaims beneficial ownership. Does not include 10,286 common shares held of record by the Marietta Ignition, Inc. Pension Plan as to which Mr. Wesel has no voting or investment power and disclaims beneficial ownership. Mr. Wesel serves as a member of the Administrative Committee for the Marietta Ignition, Inc. Pension Plan. Peoples Bank shares voting power with respect to the common shares held in the Marietta Ignition, Inc. Pension Plan with the Plan Administrator and said common shares are included among the common shares shown as beneficially owned by Peoples Bank in the preceding table.

<F14> Includes common shares held jointly by directors and executive officers and other persons. Also includes 16,112 common shares allocated to the respective accounts of executive officers of the Company in the Peoples Bancorp Inc. Retirement Savings Plan.
See notes (4), (5), and (7) through (13) above.

[/FN]


	To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company and written representations that no other reports were required, during the 1994 fiscal year, all filing requirements applicable to officers, directors and greater than 10% beneficial owners of the Company under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were complied with; except that: 1) the Form 3, dated April 12, 1994, and filed on behalf of George W. Broughton, a director of the Company, inadvertently omitted 760 common shares held in his account with a brokerage firm. The omission was reported as a Form 3 holding on a Form 5, dated February 13, 1995, in which the number of common shares reported was 1,520, reflecting the two for one stock split of April 15, 1994; and 2) Rolland B. Swart, an executive officer of the Company, left the reporting system effective August 1, 1993, when he changed his position with the Company and Peoples Bank, and was reported as such on a Form 5 dated February 10, 1994. Mr. Swart again changed his position with the Company and Peoples Bank, and became subject to the reporting system on September 16, 1994. However, his initial
Form 3 holdings were reported late in a Form 5 dated February
13, 1995.



ELECTION OF DIRECTORS

(Item 1 on Proxy)

 	In accordance with Section 2.02 of the Regulations of the Company, three directors of Class III are to be elected to hold office for terms of three years each, in each case until their respective successors are duly elected and qualified. It is the intention of the persons named in the accompanying proxy to vote the common shares represented by the proxies received pursuant to this solicitation for the nominees named below who have been designated by the Board of Directors, unless otherwise instructed on the proxy.

 	The following table gives certain information concerning each nominee for election as a director of the Company. Unless otherwise indicated, each person has held his principal occupation for more than five years.



                         	Position(s) Held                            For
                        With the Company and            Director      Term
                        its Subsidiaries and         Continuously   Expiring
Nominee          Age   Principal Occupation(s)           Since         In
-------          ---   -----------------------           -----         --

Robert E. Evans 	54 	  President and Chief Executive     1980         1998
                         Officer of the Company and
                         of Peoples Bank; Chairman of
                         the Board of Northwest
                         Territory.<F1>

Paul T. Theisen 	64 	  President and Shareholder of      1980         1998
                         Theisen, Brock, Frye, Erb
                         & Leeper Co., L.P.A.
                         Attorneys at Law, Marietta,
                         Ohio.<F2>


Thomas C.        63 	  President of Vadakin Inc.,        1989         1998
  Vadakin                Marietta, Ohio, a heavy
                         industrial cleaning service;
                         Director, The Airolite
                         Company, Marietta, Ohio,
                         a manufacturer of ventilating
                         louvers.<F3>


[FN]

<F1> Mr. Evans is also a director of Peoples Bank, First National and
Northwest Territory.

<F2> Mr. Theisen is also a director of Peoples Bank and First National.

<F3> Mr. Vadakin is also a director of Peoples Bank.

[/FN]



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

 	Under Ohio law and the Company's Regulations, the three nominees for election as Class III directors receiving the greatest number of votes will be elected as directors.

 	The following table gives certain information concerning the current directors who will continue to serve after the Annual
Meeting. Unless otherwise indicated, each person has held his or her principal occupation for more than five years.



                             Position(s) Held                         For
                           With the Company and         Director      Term
                           its Subsidiaries and      Continuously   Expiring
Name              Age     Principal Occupation(s)        Since         In
----         	 	 	---     -----------------------    ------------   --------

Jewell Baker 	     71 	   Co-Owner of B & N Coal          1990        1996
                            Company, Dexter City,
                            Ohio, a mining and
                            energy producer;
                            Director of First National
                            Bank of Caldwell from 1984
                            to 1989; Director of
                            First National from 1989
                            to 1990.

Dennis D. Blauser 	69 	   President of Blauser Energy     1987        1996
                            Corp., Marietta, Ohio,
                            an oil and gas producer;
                            President of Blauser Well
                            Service, Inc., Marietta, Ohio,
                            a servicer of oil and gas
                            wells; Chairman of the Board
                            of Marietta Structures
                            Corporation, Marietta, Ohio,
                            a builder of bridge beams,
                            prestressed concrete beams and
                            pre-engineered siding for
                            buildings and industrial and
                            farm silos.

George W.        	37 	   Director and Executive Vice    1994        1997
  Broughton                   President/Sales and
                              Marketing, Broughton
                              Foods Co., a processor
                              and distributor of dairy
                              products; Director of
                              SBR, Inc., maker of
                              replacement windows and
                              owner of "Wood Crafters"
                              catalog and stores.<F1>

Wilford D. Dimit 	61 	   President of First              1993        1997
                              Settlement, Inc., Marietta,
                              Ohio, a retail clothing
                              store and restaurant.<F1>

Barton S. Holl   	71     	Chairman of the Board of       1990        1997
                            Logan Clay Products, Inc.,
                            Logan, Ohio, a manufacturer
                            of clay products.

Norman J. Murray 	77 	    Former President and Chairman  1980         1996
                            of the Board of The Airolite
                            Co., Marietta, Ohio, a
                            manufacturer of ventilating
                            louvers, retired in 1994;
                            Chairman of the Board of
                            Peoples Bank since 1990.<F1>

James B. Stowe   	74     	Chairman of the Board of        1980        1997
                            Stowe Truck and Equipment
                            Co., Marietta, Ohio, a
                            company which sells heavy
                            duty trucks and lawn and
                            garden equipment.<F1>

Joseph H. Wesel  	65     	Chairman and Chief Executive    1980         1996
                            Officer of Marietta
                            Automotive Warehouse, Inc.,
                            Marietta, Ohio, an
                            automotive parts wholesaler;
                            President of Auto Paints
                            Works Inc., Marietta, Ohio,
                            a wholesaler/ retailer of
                            auto paint and body shop
                            supplies; President of
                            W.D.A., Inc., Marietta, Ohio,
                            a real estate holding company;
                            Director, Marietta Ignition,
                            Inc., a wholesaler/retailer
                            of automotive parts and
                            industrial supplies;
                            Chairman of the Board of
                            the Company since 1991.<F1>

[FN]

<F1> Also a director of Peoples Bank.

[/FN]


 	There is no family relationship between any director, executive officer, or person nominated or chosen to become a director or executive officer of the Company.

 	The Board of Directors of the Company held a total of thirteen
(13) meetings during the Company's 1994 fiscal year. Each incumbent director attended 75% or more of the aggregate of the total number of meetings held by the Board of Directors during the period he or she served as a director and the total number of meetings held by all committees of the Board of Directors on which he or she served during the period he or she served except
Jewell Baker (54%).

 	The Board of Directors of the Company has an Audit Committee comprised of Jewell Baker, Dennis D. Blauser, George W.
Broughton, Wilford D. Dimit, Barton S. Holl, Norman J. Murray,
James B. Stowe and Joseph H. Wesel (Mr. Wesel serves as an ex-officio member). The function of the Audit Committee is to assist the Audit Department of the Company in the annual review of the loan portfolio of each subsidiary bank, to review the work schedule of the Audit Department as to when audits of the subsidiaries are to be conducted and the adequacy of such audits, to review the adequacy of the Company's system of internal controls, to investigate the scope and adequacy of the work of the Company's independent public accountants, and to recommend to the Board of Directors a firm of accountants to serve as the Company's independent public accountants. The
Audit Committee met five (5) times during the Company's 1994 fiscal year.

 	The Board of Directors of the Company has a Compensation Committee comprised of Norman J. Murray, Paul T. Theisen, Thomas
C. Vadakin and Joseph H. Wesel. The function of the Compensation Committee is to review and recommend for approval by the Board of Directors salaries, bonuses, employment agreements and employee benefit plans for officers and employees, to supervise the operation of the Company's compensation plans, to select those eligible employees who may participate in each plan (where selection is required) and to prescribe (where permitted under the terms of the plan) the terms of any stock options granted under any stock option plan of the Company. The Compensation Committee met two (2) times during the Company's 1994 fiscal year.

 	The Board of Directors does not have a standing nominating committee or committee performing similar functions.



TRANSACTIONS INVOLVING MANAGEMENT

 	Paul T. Theisen is President and a shareholder in the law firm of Theisen, Brock, Frye, Erb & Leeper Co., L.P.A. which rendered legal services to the Company and its subsidiaries during the Company's 1994 fiscal year and is expected to render legal services to the Company and its subsidiaries during the Company's 1995 fiscal year.

 	During the Company's 1994 fiscal year, its subsidiaries, Peoples Bank and First National, entered into banking transactions, in the ordinary course of their respective businesses, with certain executive officers and directors of the Company, with members of their immediate families and with corporations for which directors of the Company serve as executive officers. It is expected that similar banking transactions will be entered into in the future. Loans to such persons have been made on substantially the same terms, including the interest rate charged and the collateral required, as those prevailing at the time for comparable transactions with persons not affiliated with the Company or its subsidiaries. These loans have been subject to, and are presently subject to, no more than a normal risk of uncollectibility and present no other unfavorable features, other than as described in the following paragraph. The aggregate amount of loans to directors and executive officers of the Company and their associates as a group at December 31, 1994, was $5,929,531. As of the date hereof, all of such loans are performing loans.

 	Included in the aggregate amount of loans to directors and executive officers of the Company at December 31, 1994, were $2,695,897 of loans to Dennis D. Blauser, one of the Company's directors, and corporations with which he is associated, which loans are considered by management to be potential problem loans. In the ordinary course of business, Peoples Bank made loans to Mr. Blauser and corporations of which he has direct control. All loans are considered to be performing and current as of the date hereof. The outstanding loan balances as of December 31, 1994, to Mr. Blauser and his associated corporations were as follows: Marietta Structures Corporation, of which Mr. Blauser is Chairman of the Board, an aggregate of $2,073,252 at interest rates ranging from 10.25% to 11.00%; Blauser Well Service Inc., of which Mr. Blauser is President, an aggregate of $51,599 at interest rates ranging from 6.75% to 9.75%; and Marietta Resources Corporation, of which Mr. Blauser is President, $24,442 at an interest rate of 10.25%; and a $476,000 line of credit extended to Mr. Blauser personally at an interest rate of 9.75%. The remaining loan balances were personal loans in the aggregate of $70,604.00 at an interest rate of 9.75%. During the 1994 fiscal year, Mr. Blauser and the above corporations made payments in the aggregate of $262,887 on the outstanding loan balances. The largest aggregate amount of indebtedness by Mr. Blauser and these corporations to Peoples
Bank during the 1994 fiscal year was $2,782,777.


REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
 ON EXECUTIVE COMPENSATION

  Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings, including this Proxy Statement, in whole or in part, this Report and the graph set forth on page 15 shall not be incorporated by reference into any such filings.

 	In November of 1992, a sub-committee of the Executive Committee of the Company's Board of Directors was given additional duties by the Board to act as the Board's Compensation Committee (the
"Committee"). Prior to April 5, 1994, the members of the Committee were Carl L. Broughton, Norman J. Murray, Paul T.
Theisen, and Joseph H. Wesel, none of whom are compensated executive officers or employees of the Company or its subsidiaries. In 1994, Thomas C. Vadakin was appointed to the Committee to replace Carl L. Broughton, who retired April 5,
1994.  Mr. Murray is Chairman of the Board of Peoples Bank and
Mr. Wesel is Chairman of the Board of the Company.  The
Committee is to meet periodically to review and recommend for approval by the Board of Directors salaries, bonuses, employment agreements and employee benefits plans for officers and employees, including executive officers of the Company. The
Committee also supervises the operation of the Company's compensation plans, selects those eligible employees who may participate in each plan (where selection is permitted) and prescribes (where permitted under the terms of the plan) the terms of any stock options granted under any stock option plan of the Company.

 	Section 162(m) of the Internal Revenue Code of 1986, as amended, prohibits a publicly held corporation, such as the Company, from claiming a deduction on its federal income tax return for compensation in excess of $1 million paid for a given fiscal year to the chief executive officer (or person acting in that capacity) at the close of the corporation's fiscal year and the four most highly compensated officers of the corporation, other than the chief executive officer, at the end of the corporation's fiscal year. The $1 million compensation deduction limitation does not apply to "performance-based compensation." The proposed regulations issued by the Internal Revenue Service under Section 162(m) on December 15, 1993, which were amended on December 2, 1994 (the "Proposed IRS Regulations") set forth a number of provisions which compensatory plans, such as the Incentive Bonus Plan, the Peoples Bancorp Inc. 1993 Stock Option Plan, and the proposed Peoples Bancorp Inc. 1995 Stock Option Plan, must contain if the compensation paid under such plans is to qualify as performance-based for the purposes of Section 162(m). In order to qualify as "performance-based" under the proposed IRS Regulations, the compensation must be paid solely on account of the attainment of one or more performance goals set by a compensation committee comprised solely of two (2) or more outside directors. The performance goals must be approved by a majority of shareholders prior to payment of the remuneration and the compensation committee must certify to the satisfaction of the goals. Due to the fact that all executive officers of the Company receive compensation at levels substantially below the $1,000,000 deductibility limit, the Committee does not propose at this time to present for shareholder approval performance goals such as those provided in the Incentive Bonus Plan discussed below. The Company has determined that it is not necessary to modify the Peoples Bancorp Inc. 1993 Stock Option Plan at this time since compensation paid to executive officers under that Plan would be exempted under the transition provisions of Section 162(m) and the proposed IRS Regulations and, therefore, deductible. The Company is seeking shareholder approval of the proposed Peoples Bancorp Inc. 1995 Stock Option Plan in a good faith effort to qualify compensation received thereunder as "performance-based" for purposes of Section 162(m). If the Peoples Bancorp Inc. 1995 Stock Option Plan is not approved by the shareholders, that Plan will be null and void. The Committee will rely from time to time upon advice of the Company's General Counsel regarding the appropriateness of presenting the Incentive Bonus Plan, or any similar plan, to shareholders.

 	The Committee operates under the principle that the compensation of executive officers should be directly and significantly related to the financial performance of the Company. The compensation philosophy of the Company reflects a commitment to reward executive officers for performance through cash compensation and through plans designed to enhance the long-term commitment of officers and employees to the Company and its subsidiaries. The cash compensation program for executive officers consists of two elements, a base salary component and an incentive component payable under the Incentive Bonus Plan. The combination of base salary and incentive compensation is designed to relate total cash compensation levels to the performance of the Company, its subsidiaries and the individual executive officer. The salaries of executive officers of the Company, including Mr. Evans' salary, have remained without substantial adjustment for a number of years, except for limited increases reflecting cost of living rises and special meritorious increases or adjustments reflecting increased responsibilities and promotions. This philosophy was reflected in Mr. Evans' 1994 base salary, which increased only 4.0% from the prior year. This adjustment was designed to reflect cost of living increases. Primary reliance has been placed on the Incentive Bonus Plan for compensation adjustments.

 	The Incentive Bonus Plan was established in 1988 for certain senior officers of the Company and its subsidiaries, including
Mr. Evans and the other executive officers of the Company. The purpose of the Plan is to base compensation, in part, on the profit performance of the Company. Each year, in January, the Committee establishes minimum levels of return on equity and net income which must be met before any incentive bonus is paid. In 1994, the Incentive Bonus Plan required the attainment of a minimum return on equity of 10.00%, a minimum return on assets of 1.05%, and income growth based on the highest dollar net income from either the preceding year or any of the four years prior to 1994 increasing such year by a 5% compounding factor.
If such minimum levels are met, each officer receives an incentive bonus equal to a predetermined percentage of salary, based on the amount by which net income exceeds the minimum level, up to an approximate maximum of 23% of salary.
Consequently, higher net income creates higher incentive bonuses. The goals set for 1994 were exceeded and, based upon the amount by which net income exceeded the minimum level, Mr. Evans' incentive bonus was approximately 13.5% of his base salary.

 	The Company's long-term compensation program consists primarily of stock options granted under the Company's 1993 Stock Option
Plan (the "1993 Plan"). The Committee believes that stock ownership by members of the Company's management and stock-based performance compensation arrangements are important in aligning the interests of management with those of shareholders, generally in the enhancement of shareholder value. Options are granted under the 1993 Plan with an exercise price equal to the fair market value of the Company's common shares on the date of grant. If there is no appreciation in the fair market value of the Company's common shares, the options are valueless. The
Committee granted options based upon its subjective determination of the relative current and future contribution each officer has or may contribute to the long-term welfare of the Company.

 	In addition to the 1993 Plan, on November 10, 1994, the Committee approved a recommendation for the Board to adopt the Peoples Bancorp Inc. 1995 Stock Option Plan (the "1995 Plan"), included in this Proxy Statement as Annex A. The 1995 Plan, which was adopted subject to shareholder approval, is designed to further enhance the long-term compensation for contributions made by employees of the Company. Incentive stock options will be granted under the 1995 Plan with an exercise price equal to the fair market value of the Company's common shares on the date of grant. No determination has been made with respect to which employees will be granted incentive stock options or how many stock options will be granted to any particular employee.

 	In order to further enhance Mr. Evans' long-term commitment to Peoples Bank, Peoples Bank entered in a Deferred Compensation
Agreement with him in 1976. Under this Agreement, Mr. Evans agreed to serve Peoples Bank as an employee until he reaches age
65 or until his earlier retirement, disability or death and agreed not to engage in activities in competition with Peoples
Bank.  The amount of $5,000 is automatically accrued to Mr.
Evans' account upon the completion of each year of service to Peoples Bank until he reaches normal retirement age.

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

Submitted by the Compensation Committee of the Company's Board of Directors:
  Norman J. Murray, Paul T. Theisen, Thomas C. Vadakin, and Joseph H. Wesel.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

 	Carl L. Broughton, who served as Chairman of the Board of the Company from 1988 to 1990, served as a member of the Compensation Committee until his retirement from the Company's
Board of Directors on April 5, 1994. Norman J. Murray, Chairman of the Board of Peoples Bank, also serves as a member of the Compensation Committee. Joseph H. Wesel, Chairman of the Board of the Company, also serves as a member of the Compensation Committee. Paul T. Theisen, who is President and a shareholder in the law firm of Theisen, Brock, Frye, Erb & Leeper Co.,
L.P.A. which rendered legal services to the Company and its subsidiaries during the Company's 1994 fiscal year and is expected to render legal services to the Company and its subsidiaries during the Company's 1995 fiscal year, also serves as a member of the Compensation Committee.



COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Summary of Cash and Certain Other Compensation

 	The following table shows for the last three fiscal years, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to Robert E. Evans, the Chief Executive Officer of the
Company and the only executive officer of the Company whose total annual salary and bonus for the 1994 fiscal year exceeded
$100,000.





SUMMARY COMPENSATION TABLE



                                               				 Long Term
                         			                       Compensation
                                                   ------------
                                               				   Awards
                                                      ------
                                              				  Securities
Name and 		                 Annual Compensation	    Underlying 	  All Other
Principal		                 Salary     	 Bonus	    Options/SARs 	Compensation
Position          	Year	    ($)<F1>   	 ($)<F2>  	   (#)<F3>        ($)<F4>
---------          ----     -------------------    ------------  ------------

Robert E. Evans,	  1994	   $175,680   	 $21,975       14,000      	 $7,931
 President and    	1993	   $170,000	    $32,605        4,000	       $7,752
 Chief Executive  	1992    $162,975     $27,000	           0        $6,324
 Officer of the
 Company and
 of Peoples Bank


[FN]

<F1>	"Salary" includes fees received by Mr. Evans for services
rendered during 1994, 1993 and 1992 as a director of the Company and its subsidiaries in the amounts of $12,900, $13,500 and $12,975, respectively.

<F2>	All bonuses reported were earned by Mr. Evans pursuant to
the Incentive Bonus Plan of the Company (the "Incentive Bonus
Plan").

<F3>	Represents options granted under the Peoples Bancorp Inc.
1993 Stock Option Plan.  See the table under "OPTION GRANTS IN
LAST FISCAL YEAR" for more detailed information on such options.

<F4>	"All Other Compensation" includes contributions of $2,931,
$2,752 and $1,324 to the Peoples Bancorp Inc. Retirement Savings Plan (the "Peoples 401(k) Plan") on behalf of Mr. Evans to match pre-tax elective deferral contributions (included under "Salary") made by him to the Peoples 401(k) Plan in 1994, 1993 and 1992, respectively. "All Other Compensation" also includes the amount of $5,000 for each of 1994, 1993 and 1992 which was accrued for the account of Mr. Evans pursuant to the terms of a Deferred Compensation Agreement between Mr. Evans and the
Company.  See the discussion in "Deferred Compensation
Agreement."

[/FN]



Grant of Options

 	The following table sets forth information concerning individual grants of options made under the Peoples Bancorp Inc. 1993 Stock Option Plan (the "1993 Plan") during the 1994 fiscal year to the named executive officer. The Company has never granted stock appreciation rights.OPTION GRANTS IN LAST FISCAL YEAR


                                                                 Potential
                                                                 Realizable
                                                                  Value at
                                                                Assumed Rates
          	  Number of	      % of			                           of Stock Price
         	  Securities	  Total Options			                       Appreciation
         	  Underlying	   Granted to	  Exercise		                for Option
	            Options	     Employees in	  Price	  Expiration       Term<F2>
Name	     Granted(#)<F1>	 Fiscal Year 	($/Share)	   Date      5%($)    10%($)
----      --------------  -----------  --------- ----------  -------  -------

Robert
  E. Evans    14,000	         10.3%	    $23.375	   11/10/04	$205,806	$521,552


[FN]

<F1>	If Mr. Evans' employment with the Company and its
subsidiaries is terminated by reason of his retirement under the provisions of any retirement plan of the Company or any subsidiary or by reason of permanent disability, the options may be exercised in full for a period of three months following the date of retirement or permanent disability, subject to the stated term of the options. If Mr. Evans' employment is terminated by reason of his death while an employee of the Company and/or a subsidiary, the options may be exercised in full for a period of one year, subject to the stated term of the options. If Mr. Evans' employment is terminated for any other reason, his options will be forfeited.

<F2>	The amounts reflected in this table represent certain
assumed rates of appreciation only. Actual realized values, if any, on option exercises will be dependent on the actual appreciation of the common shares of the Company over the term of the options. There can be no assurances that the Potential Realizable Values reflected in this table will be achieved.

[/FN]



Option Exercises and Holdings

	The following table sets forth information with respect to unexercised options held as of the end of the 1994 fiscal year by the named executive officer. No options were exercised during the 1994 fiscal year.



AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
  YEAR-END OPTION VALUES




               	   Number		                             Number of
                  	of Securities		                Securities Underlying	        Value of Unexercised
                 	 Underlying		                   Unexercised Options at	       In-the-Money Options
                	  Options	      Value	                 FY-End(#)               at FY-End($)<F1><F2>
                                               ---------------------------   ---------------------------
Name	              Exercised    	Realized($)	  Exercisable	  Unexercisable	  Exercisable   Unexercisable
----               ---------     -----------   -----------   -------------   -----------   -------------

Robert E. Evans	   0	            n/a	          4,000	        14,000	         $26,000	      $8,750




<F1>	All values as shown are pre-tax.

<F2>	"Value of Unexercised In-the-Money Options at FY-End" is
based upon the fair market value of the Company's common shares on December 31, 1994 ($24.00) less the exercise price of in-the-money options at the end of the 1994 fiscal year.





Pension Plan

 	The following table shows the estimated annual pension benefits payable upon retirement at age 65 on a lifetime annuity basis under the Peoples Bancorp Inc. Retirement Plan, a funded, noncontributory pension plan (the "Pension Plan"), to a covered participant in specified compensation and years of service classifications.


PENSION PLAN TABLE

                                 Years of Service
                   ---------------------------------------------------
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

 	Monthly benefits upon normal retirement (age 65) are based upon 40% of "average monthly compensation" plus 17% of the excess, if any, of "average monthly compensation" over "covered compensation." For purposes of the Pension Plan, "average monthly compensation" is based upon the monthly compensation
(including regular salary and wages, overtime pay, bonuses and commissions) of an employee averaged over the five consecutive credited years of service which produce the highest monthly average within the last ten years preceding retirement and "covered compensation" is the average of the 35 years of social security wage bases prior to social security retirement age
("covered compensation" for Robert E. Evans as of the end of the 1994 fiscal year was $42,996.)

 	1994 annual compensation, to the extent determinable, for purposes of the Pension Plan for Mr. Evans was $175,680. As of the end of 1994 fiscal year, Mr. Evans had 24 credited years of service.


Deferred Compensation Agreements

 	On November 18, 1976, Peoples Bank entered into a Deferred Compensation Agreement with Mr. Evans and an executive officer since retired. Under this Deferred Compensation Agreement, Mr. Evans agreed to serve Peoples Bank as an employee until he reaches age 65 or until his earlier retirement, disability or death and agreed not to engage in activities in competition with Peoples Bank. Under this Agreement, Mr. Evans or his beneficiaries are entitled to receive specified amounts upon Mr. Evans' retirement, disability or death, which amounts are payable monthly for ten years (with interest) or in one lump sum at the election of Peoples Bank. The principal amount payable to Mr. Evans is based upon the sum of the amount accrued for his account during his years of employment with Peoples Bank.
During the Company's 1994 fiscal year, the amount of $5,000 was accrued for Mr. Evans' account pursuant to his Deferred Compensation Agreement and as of December 31, 1994, a total of $105,000 had been accrued to his account. The amount of $5,000 will be accrued to Mr. Evans' account upon the completion of each year of service to Peoples Bank until he reaches normal retirement age.


Directors' Compensation

 	Each director of the Company receives $400 per calendar quarter and $250 for each meeting attended.

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

 	Directors, other than those employed by the Company (the "Non-Employee Directors"), are automatically granted options under the 1993 Plan on the date they are first elected or appointed as a director of the Company to purchase 1,100 common shares at an option price equal to 100% of the fair market value of the common shares on the date of grant. In addition, every other year at the Board meeting immediately following the annual shareholders meeting, commencing in 1993, all Non-Employee Directors then serving on the Board of Directors, other than a Non-Employee Director who was first elected as a director at such annual shareholders meeting or first appointed as a director at the Board meeting immediately following such annual shareholders meeting will receive an automatic grant of options to purchase 1,100 common shares; provided that the number of common shares subject to options granted to Non-Employee Directors who have not served a full two years on the Board will be prorated such that those Non-Employee Directors will receive options to purchase only a percentage of 1,100 common shares commensurate with the actual portion of the two years that such Non-Employee Directors served on the Board. Options granted to Non-Employee Directors have terms of ten years and become exercisable with respect to 20% of the common shares subject thereto on the date of grant and 20% on each of the first, second, third and fourth anniversaries of the date of grant. If a Non-Employee Director ceases to be a director for reasons other than his or her death, the options may be exercised for a period of three months, subject to the stated term of the options. If a Non-Employee Director ceases to be a director by reason of his or her death, the options may be exercised for a period of one year, subject to the stated term of the options.

 	If the Peoples Bancorp Inc. 1995 Stock Option Plan is approved by the shareholders, Non-employee Directors will be automatically granted options in accordance with the terms of that Plan. See the discussion in "PROPOSAL TO APPROVE THE
PEOPLES BANCORP INC. 1995 STOCK OPTION PLAN."



PERFORMANCE GRAPH

 	The following line graph compares the yearly percentage change in the Company's cumulative total shareholder return (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price of the Company's common shares at the end and the beginning of the measurement period; by (ii) the price of the Company's common shares at the beginning of the measurement period) against the cumulative return for an index for NASDAQ Stock Market (U.S. Companies) comprised of all domestic common shares traded on the NASDAQ National Market System and the NASDAQ Small-Cap Market and an index for NASDAQ Bank Stocks comprised of all depository institutions (SIC Code #602) and depository institutions holding companies (SIC Code #671) that are traded on the NASDAQ National Market System and the NASDAQ Small-Cap Market ("NASDAQ Bank
Stocks"), for the five-year period ended December 31, 1994.


	THE FOLLOWING FIGURES REPRESENT THE NUMBERS GRAPHED IN THE
PERFORMANCE GRAPH INCLUDED IN THE PRINTED VERSION OF THE PEOPLES
BANCORP INC. PROXY STATMENT.  UNDER EDGAR RULES, PEOPLES BANCORP
INC. INCORPORATES THIS GRAPH AS THE TABLE OF NUMBERS PRESENTED
BELOW:
                      Dec. 31   Dec. 31   Dec. 31   Dec. 31   Dec. 31  Dec. 31
                        1989      1990      1991      1992      1993     1994

Peoples Bancorp Inc. $100.00    $97.73   $122.73   $169.36   $215.27  $253.86
NASDAQ Bank Stocks   $100.00    $73.23   $120.17   $174.87   $199.29  $198.69
NASDAQ (U.S.
   Companies)        $100.00    $84.92   $136.28   $158.58   $180.93  $176.92



Notes: 	1.  Total return assumes reinvestment of dividends.
       	2.  Fiscal Year Ending December 31.
       	3. Return based on $100 dollars invested on December 31, 1989 in Peoples Bancorp common stock, an index for NASDAQ Stock Market (U. S. Companies), and NASDAQ Bank Stocks.




PROPOSAL TO APPROVE THE PEOPLES BANCORP INC. 1995 STOCK OPTION PLAN (Item 2 on Proxy)

 	On November 10, 1994, the Stock Option and Compensation Committee of the Company adopted, subject to the approval by the Board of Directors and the shareholders, the Peoples Bancorp Inc. 1995 Stock Option Plan (the "1995 Plan"). The Board of Directors of the Company subsequently adopted the 1995 Plan on January 16, 1995, subject to approval by the shareholders. The text of the 1995 Plan is set forth in Annex A to this Proxy Statement. THE BOARD RECOMMENDS THAT THE STOCKHOLDERS VOTE FOR THE APPROVAL OF THE 1995 PLAN.

 	The Company also maintains the Peoples Bancorp Inc. 1993 Stock Option Plan (the "1993 Plan") under which non-qualified stock options ("Non-qualified Options") and incentive stock options
("ISOs") (ISOs and Non-qualified Options are referred to collectively as "Options") may be granted to Non-employee
Directors and key employees of the Company and its subsidiaries.
As of February 21, 1995, a total of 32,000 common shares remained available for the grant of Options. The Board believes that the number of common shares remaining available for the grant of new ISOs under the 1993 Plan is not sufficient to enable the Company to issue stock option grants, which the Company expects to make over the next several years. The Board also believes that the Company should have the flexibility to grant Options to meet competitive conditions and the particular circumstances of the individuals who may be eligible to receive
Options. For these reasons, the Board is recommending the adoption of the 1995 Plan which will make an additional 100,000 common shares available to be reserved for issuance of Options.

 	The purpose of the 1995 Plan is to advance the interests of the Company (a) by providing material incentive for the continued services of those key employees of the Company and its subsidiaries and the directors of the Company and its subsidiaries who make significant contributions toward the Company's success and development by encouraging those key employees and directors to increase their proprietary interest in the Company and (b) by attracting new able executives to employment with the Company and its subsidiaries or to serve as directors of the Company, or one or more of the subsidiaries of the Company. To accomplish the purpose, the 1995 Plan authorizes the grant of ISOs as defined by Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and
Non-qualified Options.

 	The 1995 Plan authorizes the granting of Options with respect to 100,000 common shares. If there is any change in the common shares resulting from a stock split, stock dividend, combination or exchange of shares or other similar capital adjustment, the number of common shares available for the grant of Options under the 1995 Plan, the number of common shares subject to outstanding Options and the option price of outstanding Options will be proportionately adjusted to reflect the same. The
100,000 common shares reserved for issuance under the 1995 Plan represent approximately 3.45% of the outstanding common shares as of the Record Date. On February 21, 1995, the last reported sales price of the common shares on the NASDAQ National Market
System was $23.125.

 	The common shares covered by the 1995 Plan may be either authorized but unissued shares or treasury shares. If any outstanding Option under the 1995 Plan for any reason expires or is terminated without having been exercised in full, the Common Shares allocable to the unexercised portion of such Option will (unless the 1995 Plan has been terminated) become available for subsequent grants of Options under the 1995 Plan.

 	The following summary of certain provisions of the 1995 Plan is qualified in its entirety by reference to the copy of the 1995
Plan attached hereto as Annex A.


Administration

 	The 1995 Plan will be administered by a Stock Option and Compensation Committee (the "Stock Option Committee") consisting of not less than three directors of the Company appointed from time to time by the Board of Directors. Each Stock Option committee member must be a "disinterested person" within the meaning of Rule 16b-3 under the Exchange Act and must qualify as an "outside director" within the meaning of Section 162(m) of the Code. The Stock Option Committee will grant Options under the 1995 Plan, interpret the 1995 Plan and make all determinations necessary for the administration of the 1995 Plan. The Stock Option Committee will have no discretion to determine who will be eligible for the grant of Non-qualified Options to Non-employee Directors, Subsidiary Directors (i.e., directors of one or more of the Company's subsidiaries who are neither a director of the Company nor an employee of the Company or any of its subsidiaries), or Acquisition Subsidiary Directors (i.e., directors of a corporation which is acquired directly by the Company and, thereafter, becomes a subsidiary of the Company), to set the number of Non-qualified Options granted to any Non-employee Director, Subsidiary Director, or Acquisition Subsidiary Director, to set the number of common shares subject to Non-qualified Options granted to any Non-employee Director, Subsidiary Director, or Acquisition Subsidiary Director, or to set the date and circumstances of grant of Non-qualified Options to Non-employee Directors, Subsidiary Directors, or Acquisition Subsidiary Directors, the term of such Non-qualified Options, the period within such Non-qualified Options may be exercised or the exercise price of such Non-qualified Options.


Eligibility

	 Officers and other key employees of the Company and its subsidiaries (including the executive officer named in the Summary Compensation Table) selected by the Stock Option Committee will be eligible to receive ISOs under the 1995 Plan. Non-employee Directors, Subsidiary Directors, or Acquisition Subsidiary Directors will also be participants in the 1995 Plan solely for the purposes of receiving certain Non-qualified Options (see discussion on page 22). There are currently ten Non-employee Directors of the Company, ten Subsidiary Directors who do not also serve on the Board of the Company, and no Acquisition Subsidiary Directors.

 	In addition to the limits imposed on common shares covered by Non-qualified Options granted to Non-employee Directors,
Subsidiary Directors, and Acquisition Subsidiary Directors (see discussion beginning on page 19), no key employee may be granted
ISOs covering, in the aggregate, more than 25,000 common shares during the period in which the 1995 Plan remains in effect. The
1995 Plan also provides that the aggregate fair market value (determined as of the time an ISO is granted) of the common shares with respect to which ISOs may become exercisable for the first time by any individual during any calendar year (under all option plans of the Company and its subsidiaries) may not exceed $100,000. It is currently estimated that the group of employees eligible to receive ISOs under the 1995 Plan will approximate twenty-five persons, with appropriate adjustments for any significant change in the size or operations of the Company and its subsidiaries in the future.

  Of the 100,000 common shares which may be issued under the 1995 Plan, an aggregate of 30,000 common shares will be issuable to Non-employee Directors, Subsidiary Directors, and Acquisition Subsidiary Directors. The remaining 70,000 common shares will be issuable to key employees as ISOs under the terms of the 1995 Plan. In the event the entire 30,000 common shares have not been issued to Non-employee Directors, Subsidiary Directors, and Acquisition Subsidiary Directors, prior to the date of the 1999 Annual Meeting, that portion of the 30,000 common shares not covered by the Non-qualified Options so granted may be the subject of ISOs to be granted to key employees under the terms of the 1995 Plan.

 	Other than Non-qualified Options to be granted to Non-employee Directors and Subsidiary Directors, no determination has been made under the 1995 Plan regarding the individual identity of the persons to whom Options may be granted or the number of common shares which may be allocated to any specific person or persons.



Duration

 	Any grant of an Option under the 1995 Plan must be made before January 19, 2005.



Terms of Options

 	The exercise price of any Option granted under the 1995 Plan may not be less than 100% of the fair market value of the common shares on the date of grant. Fair market value is defined for purposes of the 1995 Plan to mean the last reported sales price of a common share on the NASDAQ National Market System or on any securities exchange on which the common shares may be listed.
No ISO or Non-qualified Option may be exercised after the expiration of ten years from the date it is granted.

 	Under the 1995 Plan, no employee will be eligible to receive an ISO if, at the time of grant, such employee owns of record and beneficially more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company unless the exercise price is at least 110% of the fair market value of the common shares covered by the ISO on the date of grant and the option term does not exceed five years.

 	Payment of the exercise price may be made in cash, in common shares already owned by the participant having a fair market value on the exercise date equal to the exercise price of the common shares covered by the Option, or a combination of common shares and cash, equal in the aggregate to the exercise price for the common shares covered by the Option. No Option may be exercised until a period of at least six months has elapsed since the date of grant.

 	No Option granted under the 1995 Plan will be assignable or transferable except, in the event of the death of a participant, by his will or by laws of descent and distribution. Options are generally exercisable only by the participant. ISOs awarded to key employees under the Plan will be exercisable at such times and will be subject to such restrictions and conditions including the performance of a minimum period of service as the Committee may impose at the time of grant of such ISOs;
provided, however, that if the Committee does not specify another vesting schedule at the time of grant, each ISO will become exercisable as follows: (i) with respect to 25% of the common shares covered thereby after 24 months of continuous employment by the Company and/or one or more subsidiaries; (ii) with respect to an additional 25% of the common shares covered thereby after 36 months of continuous employment by the Company and/or one or more subsidiaries; (iii) with respect to an additional 25% of the common shares covered thereby after 48 months of continuous employment by the Company and/or one or more subsidiaries; and (iv) with respect to an additional 25% of the common shares covered thereby after 60 months of continuous employment by the Company and/or one or more subsidiaries. If a key employee does not purchase in any one year the full number of common shares which may be purchased with his then exercisable ISOs, such key employee may purchase those common shares in any subsequent year during the term of the ISOs.

 	If a key employee's employment with the Company and its Subsidiaries terminates for any reason other than (i) death of the key employee, (ii) the disability of the key employee within the meaning of Section 22(e)(3) of the Code, (iii) the retirement of the key employee under the provisions of any retirement plan of the Company or any Subsidiary, or (iv) any reason (other than for Cause, as defined in the 1995 Plan) after the key employee has been employed by the Company and/or one or more Subsidiaries for at least 10 consecutive years prior to the key employee's termination of employment, the portion of all ISOs granted under the 1995 Plan to such key employee which are not otherwise exercisable will terminate effective immediately upon termination of employment. If the termination of employment of the key employee was due to retirement under the provisions of any retirement plan of the Company or any Subsidiary or if the termination of employment was due to a reason other than for Cause and the key employee had been employed by the Company and/or one or more Subsidiaries for at least 10 consecutive years prior to the key employee's termination of employment, all of such key employee's ISOs may be exercised in full, whether or not then exercisable, and the right of the key employee to exercise the ISOs will terminate upon the earlier to occur of the expiration of the term of the ISOs or three months after the date of termination of employment. If the termination of employment was due to the death of a key employee who was an employee of the Company and/or any Subsidiary at the time of his death, such ISOs may be exercised in full, whether or not then exercisable as defined by the 1995 Plan, `and the right of the representative or representatives of the key employee's estate (or the person or persons who acquire (by bequest or inheritance) the right to exercise the key employee's ISOs) to exercise the ISOs will terminate upon the earlier to occur of the expiration of the term of the ISOs or one year after the date of death of the key employee. If the termination of employment was due to the disability of the key employee within the meaning of Section 22(e)(3) of the Code, such ISOs may be exercised in full, whether or not then exercisable, and the right of the key employee to exercise the ISOs will terminate upon the earlier to occur of the expiration of the term of the ISOs or one year after the date of termination of employment. If the termination of employment of the key employee was due to reasons other than for Cause and the key employee had not been employed by the Company and/or one or more Subsidiaries for at least 10 consecutive years prior to the key employee's termination of employment, the key employee's ISOs may be exercised only to the extent then exercisable on the date of termination of employment, and the right of the key employee to exercise the ISOs will terminate upon the earlier to occur of the expiration of the term of the ISOs or three months after the date of termination of employment. If the termination of employment of the key employee was for Cause, all ISOs which have not been exercised as of the date of termination of employment will terminate immediately as of the date of termination of employment.

 	Each Non-employee Director then serving on the Company's Board and who has served on the Board and/or the Board's of a Subsidiary of the Company (a "Subsidiary Board") for all or a portion of at least the five calendar years immediately preceding the January 1 immediately prior to the date of grant, will automatically be granted a Non-qualified Option for 750 common shares effective on the date of the 1995 Annual Meeting in accordance with the Regulations of the Company (the "1995
Annual Meeting") and for 750 common shares effective on the date on which the annual meeting of the Company's shareholders is held in 1997 in accordance with the Regulations of the Company
(the "1997 Annual Meeting"). Each Non-Employee Director then serving on the Company's Board and who has served on the Board and/or a Subsidiary Board for fewer than the five calendar years (including all or any portion of any such year) immediately preceding the January 1 immediately prior to the date of grant, will automatically be granted a Non-qualified Option for 150 common shares plus 150 common shares for all or any portion of each calendar year preceding the date of grant during which such Non-Employee Director has served on the Board and/or a Subsidiary Board as of such January 1 effective on the date of each of the 1995 Annual Meeting and the 1997 Annual Meeting.
Any individual who was not a member of the Company's Board on the date of the 1995 Annual Meeting, (i) who is subsequently appointed or elected to the Board at least six months prior to the date on which the annual meeting of the Company's shareholders is to be held in 1996 in accordance with the Regulations of the Company (the "1996 Annual Meeting") will automatically be granted a Non-qualified Option on the date of such appointment or election for the same number of common shares as such individual would have received if he had been a member of the Board on the date of the 1995 Annual Meeting; (ii) who is subsequently appointed or elected to the Board less than six months prior to the date of the 1996 Annual Meeting but prior to such 1996 Annual Meeting will automatically be granted a Non-qualified Option on the date of such appointment or election for 75% of the number of common shares which such individual would have received if he had been a member of the Board on the date of the 1995 Annual Meeting; (iii) who is subsequently appointed or elected to the Board on or after the date of the 1996 Annual Meeting but at least six months prior to the date of the 1997 Annual Meeting will automatically be granted a Non-qualified Option on the date of such appointment or election for 50% of the number of common shares which such individual would have received if he had been a member of the Board on the date of the 1995 Annual Meeting; and (iv) who is subsequently appointed or elected to the Board less than six months prior to the 1997 Annual Meeting but prior to such 1997
Annual Meeting will automatically be granted a Non-qualified
Option on the date of such appointment or election for 25% of the common shares which such individual would have received if he had been a member of the Board on the date of the 1995 Annual Meeting. Any individual who was not a member of the Board on the date of the 1997 Annual Meeting and who is subsequently appointed or elected to the Board prior to the date on which the annual meeting of the Company's shareholders is to be held in 1999 in accordance with the Regulations of the Company (the
"1999 Annual Meeting") will automatically be granted a Non-qualified Option on the same basis as described in the immediately preceding sentence. Any individual who was serving as a Subsidiary Director or as an Acquisition Subsidiary
Director and is subsequently appointed or elected as a Non-employee Director after the date of the 1995 Annual Meeting but prior to the date of the 1997 Annual Meeting, or after the date of the 1997 Annual Meeting but prior to the date of the 1999 Annual Meeting, as the case may be, and who is to be granted a Non-qualified Option pursuant to either of the two immediately preceding sentences, will have deducted from the number of common shares to be covered by the Non-qualified
Option granted to him as a Non-employee Director, the number of common shares covered by any Non-qualified Option which he received as a Subsidiary Director or an Acquisition Subsidiary Director. Each Non-qualified Option granted to a Non-employee Director shall have an exercise price equal to 100% of the fair market value of the common shares on the date of the grant of such Non-qualified Option. If a Non-employee Director ceases to be a director of the Company for any reason other than his death or for Cause (as defined in the 1995 Plan), the Non-qualified
Options granted to him under the 1995 Plan may be exercised in full, whether or not then exercisable by their terms, on or before the expiration of the term of the Non-qualified Options; provided, however, that if the former Non-employee Director shall die prior to the expiration of the term of the Non-qualified Options, such Non-qualified Options may only be exercised on or before the earlier of the expiration of such term or two years following the date of death. If a Non-employee Director ceases to be a director of the Company because of his death, such Non-qualified Options may be exercised in full, whether or not then exercisable by their terms, only on or before the earlier of the expiration of the term of the Non-qualified Options or two years following the date of death. If a Non-employee Director ceases to be a director of the Company and/or any subsidiary for Cause, all of his then unexercised Non-qualified Options shall immediately terminate.

 	Each Subsidiary Director then serving on a Subsidiary Board and who has served on a Subsidiary Board and/or the Company's Board for all or a portion of at least the five calendar years immediately preceding the January l immediately prior to the date of grant, shall automatically be granted a Non-qualified
Option for 375 common shares effective on the date of the 1995
Annual Meeting and for 375 common shares effective on the date of the 1997 Annual Meeting. Each Subsidiary Director then serving on a Subsidiary Board and who has served on a Subsidiary
Board and/or the Company's Board for fewer than the five calendar years (including all or any portion of any such year) immediately preceding the January 1 immediately prior to the date of grant shall automatically be granted a Non-qualified
Option for 75 common shares plus 75 common shares for all or any portion of each calendar year preceding the date of grant during which such Subsidiary Director has served on a Subsidiary Board and/or the Company's Board as of such January 1, effective on the date of each of the 1995 Annual Meeting and the 1997 Annual
Meeting.  Any individual who was not a member of a Subsidiary
Board on the date of the 1995 Annual Meeting, (i) who is subsequently appointed or elected to a Subsidiary Board at least six months prior to the date of the 1996 Annual Meeting will automatically be granted a Non-qualified Option on the date of such appointment or election for the same number of common shares as such individual would have received if he had been a member of the Subsidiary Board on the date of the 1995 Annual
Meeting; (ii) who is subsequently appointed or elected to a Subsidiary Board less than six months prior to the date of the 1996 Annual Meeting but prior to such 1996 Annual Meeting will automatically be granted a Non-qualified Option on the date of such appointment or election for 75% of the number of common shares which such individual would have received if he had been a member of the Subsidiary Board on the date of the 1995 Annual
Meeting; (iii) who is subsequently appointed or elected to a Subsidiary Board on or after the date of the 1996 Annual Meeting but at least six months prior to the date of the 1997 Annual
Meeting will automatically be granted a Non-qualified Option on the date of such appointment or election for 50% of the number of common shares which such individual would have received if he had been a member of the Subsidiary Board on the date of the 1995 Annual Meeting; and (iv) who is subsequently appointed or elected to a Subsidiary Board less than six months prior to the 1997 Annual Meeting but prior to such 1997 Annual Meeting will automatically be granted a Non-qualified Option on the date of such appointment or election for 25% of the common shares which such individual would have received if he had been a member of the Subsidiary Board on the date of the 1995 Annual Meeting.
Any individual who was not a member of a Subsidiary Board on the date of the 1997 Annual Meeting and who is subsequently appointed or elected to a Subsidiary Board prior to the date of the 1999 Annual Meeting will automatically be granted a Non-qualified Option on the same basis as described in the immediately preceding sentence. Each Non-qualified Option granted to a Subsidiary Director shall have an exercise price equal to 100% of the fair market value of the common shares on the date of the grant of such Non-qualified Option. If a Subsidiary Director ceases to be a director of a Subsidiary and/or the Company for any reason other than his death or for Cause, the Non-qualified Options granted to him under the 1995
Plan may be exercised in full, whether or not then exercisable by their terms, on or before the expiration of the term of the Non-qualified Options; provided, however, that if the former
Subsidiary Director shall die prior to the expiration of the term of the Non-qualified Options, such Non-qualified Options may be exercised only on or before the earlier of the expiration of such term or two years following the date of death. If a Subsidiary Director ceases to be a director of a Subsidiary and/or the Company because of his death, such Non-qualified
Options may be exercised in full, whether or not then exercisable by their terms, only on or before the earlier of the expiration of the term of the Non-qualified Options or two years following the date of death. If a Subsidiary Director ceases to be a director of a Subsidiary and/or the Company for Cause, all of his then unexercised Non-qualified Options shall immediately terminate.

 	If the Company directly acquires a corporation such that such corporation then becomes a subsidiary of the Company (an
"Acquisition Subsidiary"), each Acquisition Subsidiary Director then serving on the board of directors of the Acquisition
Subsidiary (the "Acquisition Board") and who has served on the Acquisition Board for all or a portion of at least the five calendar years immediately preceding the January 1 immediately prior to the date of grant will automatically be granted a Non-qualified Option for 375 common shares on the effective date of the acquisition of the Acquisition Subsidiary by the Company
(the "Acquisition Date")  and each Acquisition Subsidiary
Director then serving on the Acquisition Board and who has served on the Acquisition Board for all or a portion of at least the five calendar years immediately preceding the January 1 immediately prior to the date of grant will automatically be granted a Non-qualified Option for 375 common shares effective on the second anniversary of the Acquisition Date (the
"Acquisition Second Anniversary"). Each Acquisition Subsidiary Director then serving on the Acquisition Board and who has served on the Acquisition Board for fewer than the five calendar years (including all or any portion of any such year) immediately preceding the January 1 immediately prior to the date of grant will automatically be granted a Non-qualified
Option for 75 common shares plus 75 common shares for all or any portion of each calendar year preceding the date of grant during which such Acquisition Subsidiary Director has served on the Acquisition Board as of such January 1, effective on the Acquisition Date and on the Acquisition Second Anniversary, respectively. Any individual who is not a member of the Acquisition Board on the Acquisition Date (i) who is subsequently appointed or elected to the Acquisition Board at least six months prior to the first anniversary of the Acquisition Date (the "Acquisition First Anniversary"), will automatically be granted a Non-qualified Option on the date of such appointment or election for the same number of common shares as such individual would have received if he had been a member of the Acquisition Board on the Acquisition Date; (ii) who is subsequently elected or appointed to the Acquisition
Board less than six months prior to the Acquisition First
Anniversary but prior to the Acquisition First Anniversary will automatically be granted a Non-qualified Option on the date of such appointment or election for 75% of the number of common shares which such individual would have received if he had been a member of the Acquisition Board on the Acquisition Date; (iii) who is subsequently appointed or elected to the Acquisition
Board on or after the date of the Acquisition First Anniversary but at least six months prior to the Acquisition Second
Anniversary will automatically be granted a Non-qualified Option on the date of such appointment or election for 50% of the number of common shares which such individual would have received if he had been a member of the Acquisition Board on the Acquisition Date; and (iv) who is subsequently appointed or elected to the Acquisition Board less than six months prior to the Acquisition Second Anniversary but prior to the Acquisition Second Anniversary will automatically be granted a Non-qualified Option on the date of such appointment or election for 25% of the common shares which such individual would have received if he had been a member of the Acquisition Board on the Acquisition Date. Any individual who was not a member of the Acquisition
Board on the Acquisition Second Anniversary and who is subsequently appointed or elected to the Acquisition Board prior to the date of the fourth anniversary of the Acquisition Date will automatically be granted a Non-qualified Option on the same basis as described in the immediately preceding sentence. Each Non-qualified Option granted to an Acquisition Subsidiary
Director shall have an exercise price equal to 100% of the fair market value of the common shares on the date of the grant of such Non-qualified Option. If an Acquisition Subsidiary
Director ceases to be a director of an Acquisition Subsidiary and/or the Company for any reason other than his death or for Cause, the Non-qualified Options granted to him under the 1995
Plan may be exercised in full, whether or not then exercisable by their terms, on or before the expiration of the term of the Non-qualified Options; provided, however, that if the former Acquisition Subsidiary Director shall die prior to the expiration of the term of the Non-qualified Options, such Non-qualified Options may be exercised only on or before the earlier of the expiration of such term or two years following the date of death. If an Acquisition Subsidiary Director ceases to be a director of the Acquisition Subsidiary because of his death, such Non-qualified Options may be exercised in full, whether or not then exercisable by their terms, only on or before the earlier of the expiration of the term of the Non-qualified Options or two years following the date of death.
If an Acquisition Subsidiary Director ceases to be a director of an Acquisition Subsidiary for Cause, all of his then unexercised Non-qualified Options shall immediately terminate.



Amendments and Termination

 	The Stock Option Committee, with the approval of the Board of Directors, may terminate the 1995 Plan at any time, and may amend the 1995 Plan from time to time, without obtaining the approval of the shareholders of the Company except as such shareholder approval may be required (a) to satisfy the requirements of Rule 16b-3 under the Exchange Act, as amended, or any successor provision, (b) to satisfy applicable requirements of the Code or (c) to satisfy applicable requirements of any securities exchange on which are listed any of the Company's equity securities or any requirements applicable to issuers whose securities are traded in the NASDAQ National Market System. No such action to amend or terminate the 1995 Plan shall reduce the then existing number of any participant's Options or adversely change the term or conditions thereof without the participant's consent. No amendment of the 1995 Plan shall result in any Committee member's losing his status as a Disinterested Person under Rule 16b-3 of the Exchange Act, with respect to any employee benefit plan of the Company or result in the 1995 Plan losing its status as a plan satisfying the requirements of Rule 16b-3 under the Exchange
Act, as amended, or any successor provision. In no event may the provision of the 1995 Plan governing the grant of Non-qualified Options to Non-employee Directors, Subsidiary Directors, or Acquisition Subsidiary Directors be amended, with or without shareholder approval, more than once every six months, other than to comport with changes in the Code. If the 1995 Plan is terminated, any unexercised Option shall continue to be exercisable in accordance with its terms.



Federal Income Tax Consequences

 	Based on current provisions of the Code and the existing regulations thereunder, the anticipated federal income tax consequences in respect of Options under the 1995 Plan are as described below. The following discussion is not intended to be a complete statement of applicable law and is based upon the federal income tax laws in effect on the date hereof.



ISOs

	 In general, a participant who is granted an ISO does not recognize taxable income either on the date of grant or the date of exercise. However, upon the exercise of the ISO, the difference between the fair market value of the common shares received and the option price is a tax preference item potentially subject to the alternative minimum tax. However, on the later sale or other disposition of the common shares, generally only the difference between the fair market value of the common shares on the exercise date and the amount realized on the sale or disposition is includable in alternative minimum taxable income.

 	Upon disposition of common shares acquired from exercise of an ISO, long-term capital gain or loss is generally recognized in an amount equal to the difference between the amount realized on the sale or disposition and the exercise price. However, if the participant disposes of the common shares within two years from the date of grant or within one year from the date of the issuing of the common shares to the participant (a
"Disqualifying Disposition"), then the participant will recognize ordinary income, as opposed to capital gain, at the time of disposition in an amount generally equal to the lesser of (i) the amount of gain realized on the disposition, or (ii) the difference between the fair market value of the common shares received on the date of exercise and the exercise price.
Any remaining gain or loss is treated as a short-term or long-term capital gain or loss depending upon the period of time the common shares have been held.

 	The Company is not entitled to a tax deduction upon either exercise of an ISO or disposition of common shares acquired pursuant to such exercise, except to the extent that the participant recognizes ordinary income in a Disqualifying
Disposition.

 	If the holder of an ISO pays the exercise price, in whole or in part, with previously acquired common shares, the exchange should not effect the ISO tax treatment of the exercise. Upon such exchange, and except for Disqualifying Dispositions, no gain or loss is recognized by the participant upon delivering previously acquired common shares to the Company for the payment of the exercise price. The common shares received by the participant, equal in number to the previously acquired common shares exchanged therefor, will have the same basis and holding period for long-term capital gain purposes as the previously acquired common shares. (The participant, however, will not be able to utilize the prior holding period for the purpose of satisfying the ISO statutory holding period requirements.)
Common shares received by the participant in excess of the number of previously acquired common shares will have a basis of zero and a holding period which commences as of the date the common shares are transferred to the participant upon exercise of the ISO. If the exercise of an ISO is effected using common shares previously acquired through the exercise of an ISO, the exchange of such previously acquired common shares will be considered a disposition of such common shares for the purpose of determining whether a Disqualifying Disposition has occurred.



Non-qualified Options

 	A participant receiving a Non-qualified Option does not recognize taxable income on the date of grant of the Non-qualified Option, provided that the Non-qualified Option does not have a readily ascertainable fair market value at the time it is granted. In general, the participant must recognize ordinary income at the time of exercise of the Non-qualified Option in the amount of the difference between the fair market value of the common shares on the date of exercise and the option price. The ordinary income received will constitute compensation for which tax withholding generally will be required. The amount of ordinary income recognized by a participant will be deductible by the Company in the year that the participant recognizes the income if the Company complies with the applicable withholding requirements.

 	Common shares acquired upon exercise of a Non-qualified Option will have a tax basis equal to their fair market value on the exercise date or other relevant date on which ordinary income is recognized, and the holding period for the common shares generally will begin on the date of exercise or such other relevant date. Upon subsequent disposition of the common shares, the participant will recognize long-term capital gain or loss if the participant has held the common shares for more than one year prior to disposition, or short-term capital gain or loss if the participant has held the common shares for one year or less.

 	If a holder of a Non-qualified Option pays the exercise price, in whole or in part, with previously acquired common shares, the participant will recognize ordinary income in the amount by which the fair market value of the common shares received exceeds the exercise price. The participant will not recognize gain or loss upon delivering such previously acquired common shares to the Company. The common shares received by a participant, equal in number to the previously acquired common shares exchanged therefor, will have the same basis and holding period as such previously acquired common shares. Common shares received by a participant in excess of the number of such previously acquired common shares will have a basis equal to the fair market value of such additional common shares as of the date ordinary income is recognized. The holding period for such additional common shares will commence as of the date of exercise or such other relevant date.



Other Matters

 	The 1995 Plan is intended to comply with Section 162(m) of the Code which was enacted as part of the Omnibus Budget
Reconciliation Act of 1993. Section 162(m) of the Code prohibits a publicly held corporation, such as the Company, from claiming a deduction on its federal income tax return for compensation in excess of $1 million paid for a fiscal year to the chief executive officer (or person acting in that capacity) at the close of the corporation's fiscal year and the four most highly compensated officers of the corporation, other than the chief executive officer, at the end of the corporation's fiscal year (collectively, the "Section 162(m) Officers"). The $1 million compensation deduction limitation does not apply to "performance-based compensation." The proposed regulations issued by the Internal Revenue Service under Section 162(m) on December 15, 1993, which were amended on December 2, 1994, (the
"Proposed IRS Regulations") set forth a number of provisions which compensatory plans must contain if the compensation paid thereunder is to qualify as "performance-based" for purposes of
Section 162(m).

 	The 1995 Plan is intended to satisfy the requirements of the Proposed IRS Regulations. The final regulations under Section 162(m) are not expected to be issued until at least later this year and the Company cannot predict what requirements the final regulations under Section 162(m) will contain. The Company is seeking shareholder approval of the 1995 Plan in a good faith effort to qualify compensation received thereunder as "performance-based" for purposes of 162(m). If such shareholder approval is not obtained, the 1995 Plan will be null and void.



Vote Required

 	Shareholder approval of the 1995 Plan will require the affirmative vote of the holders of a majority of the common shares outstanding and entitled to vote on the proposal to approve the 1995 Plan. As of the Record Date, the current executive officers and directors of the Company, their representative associates and the Trust Department of Peoples Bank held approximately 22.1% of the common shares of the Company and corresponding voting power.

 	The Board of Directors of the Company unanimously recommends that the shareholders vote for the proposal to approve the 1995
Plan. Unless otherwise directed, the persons named in the enclosed proxy will vote the common shares represented by all proxies received prior to the Annual Meeting and not properly revoked, in favor of the proposal to approve the 1995 Plan.



SHAREHOLDER PROPOSALS FOR 1996 ANNUAL MEETING

 	Any qualified shareholder who desires to present a proposal for consideration at the 1996 Annual Meeting of Shareholders must submit the proposal in writing to the Company. If the proposal is received by the Company on or before November 6, 1995 and otherwise meets the requirements of applicable state and federal law, it will be included in the proxy statement and form of proxy of the Company relating to its 1996 Annual Meeting of Shareholders.


NOTIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANTS

 	The Board of Directors of the Company appointed the accounting firm of Coopers & Lybrand to serve as independent public accountants of the Company for the 1994 fiscal year. That firm has served as independent public accountants for the Company since 1980. Accountants for the 1995 fiscal year have not been selected. The Board of Directors has historically appointed accountants at the meeting held immediately following the Annual
Meeting and intends to do so this year.

 	The Board of Directors expects that representatives of Coopers & Lybrand will be present at the Annual Meeting, will have the opportunity to make a statement if they desire to do so, and will be available to respond to appropriate questions.


OTHER MATTERS

 	As of the date of this Proxy Statement, the Board of Directors knows of no other business to be presented for action by the shareholders at the 1995 Annual Meeting of Shareholders other than as set forth in this Proxy Statement. However, if any other matter is properly presented at the Annual Meeting, or at any adjournment or adjournments thereof, it is intended that the persons named in the enclosed proxy may vote the common shares represented by such proxy on such matters in accordance with their best judgment in light of the conditions then prevailing.

 	It is important that proxies be voted and returned promptly; therefore, shareholders who do not expect to attend the Annual
Meeting in person are urged to fill in, sign and return the enclosed proxy in the self-addressed envelope furnished herewith.



						By Order of the Board of Directors


      /s/ ROBERT E. EVANS
						Robert E. Evans, President and Chief Executive Officer

March 6,  1995




BEGINNING OF ANNEX A:

PEOPLES BANCORP INC. 1995 STOCK OPTION PLAN



PEOPLES BANCORP INC. 1995 STOCK OPTION PLAN


	l.	Name and Purpose.  The purpose of this Plan, which shall be
known as the "Peoples Bancorp Inc. 1995 Stock Option Plan"
(hereinafter referred to as the "Plan") is to advance the interests of Peoples Bancorp Inc. (the "Company") (i) by providing material incentive for the continued services of those key employees of the Company and its Subsidiaries and the directors of the Company or of one or more of its Subsidiaries who make significant contributions toward the Company's success and development by encouraging those key employees and directors to increase their proprietary interest in the Company; and (ii) by attracting new able executives to employment with the Company and its Subsidiaries or to serve as directors of the Company or of one or more of its Subsidiaries.


	2.	Definitions.  For purposes of this Plan, the following terms when capitalized shall have the meanings designated herein unless a different meaning is plainly required by the context.
Where applicable, the masculine pronoun shall mean or include the feminine and the singular shall include the plural.

		(a)	"Acquisition Subsidiary" shall mean a corporation which is
acquired directly by the Company and, thereafter, becomes a Subsidiary.

		(b)	"Acquisition Subsidiary Director" shall mean a person who
is a director of an Acquisition Subsidiary.

		(c)	"Board" shall mean the Board of Directors of the Company.

		(d)	"Cause" shall mean that an act of (i) fraud or intentional
misrepresentation or (ii) embezzlement, misappropriation or conversion of assets or opportunities of the Company or any Subsidiary, has occurred.

		(e)	"Code" shall mean the Internal Revenue Code of 1986, as
amended, and the regulations and rulings thereunder. References to a particular section of the Code shall include references to successor provisions.

		(f)	"Committee" shall mean the Stock Option Committee whose
membership shall be determined under Subsection 3(a) below.

		(g)	"Common Shares" shall mean the common shares of Peoples
Bancorp Inc.

		(h)	"Company" shall mean Peoples Bancorp Inc.

		(i)	"Disinterested Person" shall have the meaning assigned to
such term in Rule 16b-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or any successor provision.

		(j)	"Effective Date" shall mean the date on which this Plan
shall become effective, as provided in Section 15 below.

		(k)	"Employee Director" shall mean a director of the Company
who is also an employee of the Company.

		(l)	The "Fair Market Value" of a Common Share on any relevant
date for purposes of any provision of this Plan shall mean the last reported sales price of a Common Share of the Company on the NASDAQ National Market System or on any securities exchange on which the Common Shares may be listed on such date or, if there are no reported sales on such date, then the last reported sales price on the next preceding day on which such a sale was transacted.

		(m)	"Incentive Option" shall mean an option granted under this
Plan which is an incentive stock option under the provisions of
Section 422 of the Code; and any provisions elsewhere in this Plan or in any such Incentive Option which would prevent such option from being an incentive stock option may be deleted and/or voided retroactively to the date of the granting of such option, by action of the Committee; and the Committee may retroactively add provisions to this Plan or to any Incentive
Option if necessary to qualify such an option as an incentive stock option.

		(n)	"Key Employee" shall mean any employee of the Company
and/or its Subsidiaries (as defined in Subsection 2(s) below) who in the opinion of the Committee has demonstrated a capacity for contributing in a substantial measure to the success of the Company and its Subsidiaries.

		(o)	"Non-employee Director" shall mean a director of the
Company who is not also an employee of the Company.

		(p)	"Non-qualified Option" shall mean an option granted under
this Plan which is not an Incentive Option.  Such Non-qualified
Option shall not be affected by any actions taken retroactively as provided in Subsection 2(m) above with respect to Incentive
Options.

		(q)	"Participant" shall mean a Key Employee selected by the
Committee (under Subsection 3(b) below) to receive Incentive
Options granted under this Plan, a Non-employee Director receiving Non-qualified Options pursuant to Subsection 5(j) below, a Subsidiary Director receiving Non-qualified Options pursuant to Subsection 5(k) below or an Acquisition Subsidiary
Director receiving Non-qualified Options pursuant to Subsection
5(l) below.

		(r)	"Plan" shall mean the Peoples Bancorp Inc. 1995 Stock
Option Plan.

		(s)	"Subsidiary" shall mean a corporation which is a
subsidiary corporation of the Company as that term is defined in Subsection 424(f) of the Code. For purposes of Subsection 5(k) of this Plan, "Subsidiary" shall not include an Acquisition
Subsidiary.

		(t)	"Subsidiary Board" shall mean the board of directors of a
Subsidiary.

		(u)	"Subsidiary Director" shall mean a director of one or more
of the Subsidiaries of the Company who is neither a director of the Company nor an employee of the Company or of any of its Subsidiaries.



	3.  	Administration:  Selection of Participants.

		(a)	The Plan shall be administered by the Committee which
shall consist of three or more members of the Board who are Disinterested Persons to be appointed by the Board from time to time and to serve at the pleasure of the Board. No person shall serve as a member of the Committee unless such person also qualifies as an "outside director" within the meaning of Section
162(m) of the Code. Except as provided in Subsection 5(j) below, members of the Committee shall not be eligible to participate in this Plan, or to receive options under it, while serving on the Committee or during the one year prior to serving on the Committee.

		(b)	The Committee shall select the Participants to receive
Incentive Options from among the Key Employees and shall grant to such Participants Incentive Options under, and in accordance with, the provisions of the Plan. The Non-employee Directors shall receive non-discretionary Non-qualified Options in accordance with Subsection 5(j) below. The Subsidiary Directors shall receive non-discretionary Non-qualified Options in accordance with Subsection 5(k) below. The Acquisition
Subsidiary Directors shall receive non-discretionary
Non-qualified Options in accordance with Subsection 5(l) below.

		(c)	Subject to the express provisions of this Plan, the
Committee shall have authority to adopt administrative regulations and procedures which are consistent with the terms of this Plan; to adopt and amend such option agreements as it deems advisable; to determine the terms and provisions of such option agreements (including the number of Common Shares with respect to which Incentive Options are granted to a Participant who is a Key Employee, the option price for Common Shares and the date or dates when the option or parts of it may be exercised) -- which terms shall comply with the requirements of
Section 5 below; to construe and interpret such option agreements; to impose such limitations and restrictions as are deemed necessary or advisable by counsel for the Company so that compliance with the Federal securities laws and with the securities laws of the various states may be assured; and to make all other determinations necessary or advisable for administering this Plan. Notwithstanding the preceding sentence, the Committee shall have no discretion to determine who will be eligible for the grant of Non-qualified Options under Subsections 5(j), 5(k) and 5(l) of the Plan, to set the number of Non-qualified Options granted to any Non-employee
Director, Subsidiary Director or Acquisition Subsidiary
Director, to set the number of Common Shares subject to Non-qualified Options granted to any Non-employee Director,
Subsidiary Director or Acquisition Subsidiary Director or to set the date and circumstances of grants of Non-qualified Options to Non-employee Directors under Subsection 5(j), to Subsidiary
Directors under Subsection 5(k) or to Acquisition Subsidiary
Directors under Subsection 5(l), the term of such Non-qualified
Options, the period within which such Non-qualified Options may be exercised or the exercise price of such Non-qualified
Options. Decisions by the Committee may be made either by a majority of its members at a meeting of the Committee duly called and held or without a meeting by a writing signed by all of the members of the Committee. All decisions and interpretations made by the Committee shall be binding and conclusive on all Participants, their legal representatives and beneficiaries.

		(d)	At least once each calendar year, the Committee shall
report to the Board describing the action which it has taken in administering the Plan and making such recommendations for amendments or otherwise as it may deem necessary. The Board shall have no authority to amend, alter or otherwise change any terms or conditions of any options granted by the Committee pursuant to Subsection (b) of this Section or any Non-qualified
Options granted pursuant to Subsection 5(j), Subsection 5(k) or
Subsection 5(l) of this Plan prior to the adoption of such amendments in accordance with the provisions of Section 14 of this Plan.

		(e)	The Committee may designate any officers or employees of
the Company or its Subsidiaries to assist the Committee in the administration of this Plan but the Committee may not delegate to them duties imposed on the Committee under this Plan.



	4.  	Shares Subject to the Plan.

		(a)	The shares to be issued and delivered by the Company upon
exercise of options granted under this Plan are Common Shares which may be either authorized but unissued shares or treasury shares, in the discretion of the Committee.

		(b)	The aggregate number of Common Shares which may be issued
under this Plan shall not exceed 100,000 Common Shares; subject, however, to the adjustment provided in Section 10 of this Plan in the event of stock splits, stock dividends, combinations or exchanges of shares or other similar capital adjustments occurring after the Effective Date. If any outstanding option under the Plan for any reason expires or is terminated without having been exercised in full, the Common Shares allocable to the unexercised portion of such option shall (unless the Plan shall have been terminated) become available for subsequent grants of options under the Plan. No option may be granted under this Plan which could cause the maximum limit to be exceeded.

		(c)	Of the 100,000 Common Shares which may be issued under the
Plan, an aggregate of 30,000 Common Shares shall be issuable to Non-employee Directors, Subsidiary Directors and Acquisition
Subsidiary Directors upon the exercise of Non-qualified Options to be granted to them under the terms of the Plan and an aggregate of 70,000 Common Shares shall be issuable to Key
Employees upon the exercise of Incentive Options to be granted to them under the terms of the Plan; provided, however, that if Non-qualified Options covering an aggregate of 30,000 Common
Shares have not been granted to Non-employee Directors, Subsidiary Directors and Acquisition Subsidiary Directors prior to the date of the 1999 Annual Meeting, that portion of the 30,000 Common Shares not covered by Non-qualified Options so granted may be the subject of Incentive Options to be granted to Key Employees under the terms of the Plan.

		(d)	During the period in which this Plan remains in effect, no
Non-employee Director may be granted Non-qualified Options covering, in the aggregate, more than 1,500 Common Shares; no Subsidiary Director or Acquisition Subsidiary Director may be granted Non-qualified Options covering, in the aggregate, more than 750 Common Shares; and no Key Employee may be granted
Incentive Options covering, in the aggregate, more than 25,000
Common Shares (in each case, subject to adjustment as provided in Section 10 of this Plan).



	5.	Terms of Options.  Options granted under this Plan shall
contain such terms as the Committee shall determine subject to the following limitations and requirements:

		(a)	Option price:  Subject to the limitations of Subsection
5(h) below, the option price per Common Share shall be not less than 100% of the Fair Market Value of the Company's Common
Shares on the date of the grant of such option.

		(b)	Period within which option may be exercised:  Subject to
the limitations of Subsections 5(c), 5(h), 5(j), 5(k) and 5(l) below, each Incentive Option granted under this Plan shall terminate (become non-exercisable) after the expiration of not more than ten years from the date of the grant of such Incentive
Option and each Non-qualified Option granted under this Plan shall terminate (become non-exercisable) after the expiration of ten years from the date of the grant of such Non-qualified
Option.

		(c)	Termination of Incentive Options by reason of termination
of employment: If a Participant's employment with the Company and its Subsidiaries terminates for any reason other than (i) death of the Participant, (ii) the disability of the Participant within the meaning of Section 22(e)(3) of the Code, (iii) the retirement of the Participant under the provisions of any retirement plan of the Company or any Subsidiary, or (iv) any reason (other than for Cause) after the Participant has been employed by the Company and/or one or more Subsidiaries for at least 10 consecutive years prior to the Participant's termination of employment, the portion of all Incentive Options granted under this Plan to such Participant which are not otherwise exercisable under Subsection 5(i) of this Plan shall terminate effective immediately upon termination of employment.
If the termination of employment of the Participant was due to retirement under the provisions of any retirement plan of the Company or any Subsidiary or if the termination of employment was due to a reason other than for Cause and the Participant had been employed by the Company and/or one or more Subsidiaries for at least 10 consecutive years prior to the Participant's termination of employment, all of such Participant's Incentive
Options may be exercised in full, whether or not then exercisable under Subsection 5(i) of this Plan, and the right of the Participant to exercise the Incentive Options shall terminate upon the earlier to occur of the expiration of the term of the Incentive Options or three months after the date of termination of employment. If the termination of employment was due to the death of a Participant who was an employee of the Company and/or any Subsidiary at the time of his death, such Incentive Options may be exercised in full, whether or not then exercisable under Subsection 5(i) of this Plan, `and the right of the representative or representatives of the Participant's estate (or the person or persons who acquire (by bequest or inheritance) the right to exercise the Participant's Incentive
Options) to exercise the Incentive Options shall terminate upon the earlier to occur of the expiration of the term of the Incentive Options or one year after the date of death of the Participant. If the termination of employment was due to the disability of the Participant within the meaning of Section
22(e)(3) of the Code, such Incentive Options may be exercised in full, whether or not then exercisable under Subsection 5(i) of this Plan, and the right of the Participant to exercise the Incentive Options shall terminate upon the earlier to occur of the expiration of the term of the Incentive Options or one year after the date of termination of employment. If the termination of employment of the Participant was due to reasons other than for Cause and the Participant had not been employed by the Company and/or one or more Subsidiaries for at least 10 consecutive years prior to the Participant's termination of employment, the Participant's Incentive Options may be exercised only to the extent then exercisable under Subsection
5(i) of this Plan on the date of termination of employment, and the right of the Participant to exercise the Incentive Options shall terminate upon the earlier to occur of the expiration of the term of the Incentive Options or three months after the date of termination of employment. If the termination of employment of the Participant was for Cause, all Incentive Options which have not been exercised as of the date of termination of employment shall terminate immediately as of the date of termination of employment.

		(d)	Non-transferability:  No option granted under this Plan
shall be assignable or transferable except, in the event of the death of a Participant, by his will or by the laws of descent and distribution. An option granted under this Plan shall be exercisable, during the Participant's lifetime, only by him. In the event the death of a Participant occurs, the representative or representatives of his estate, or the person or persons who acquired (by bequest or inheritance) the right to exercise his options granted under this Plan, may exercise any of the unexercised options or parts thereof prior to the expiration of the applicable exercise period, as specified in Subsections
5(b), 5(c), 5(h), 5(j), 5(k) and 5(l) of this Plan.

		(e)	More than one option granted to a Participant: More than
one option may be granted to a Participant under this Plan.

		(f)	Aggregate annual limit on Incentive Options:  The
aggregate Fair Market Value (determined at the time of the grant of the option) of the Common Shares with respect to which Incentive Options are first exercisable by any Key Employee in any calendar year under this Plan and any other plans of the Company and its Subsidiaries shall not exceed $100,000.

		(g)	Partial exercise: Unless otherwise provided in the option
agreement, any exercise of an option granted under this Plan may be made in whole or in part.

		(h)	10% Shareholder:  If a Participant owns (including
constructive ownership pursuant to Section 424(d) of the Code) more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any of its Subsidiaries, then each Incentive Option granted under this Plan to such Participant shall by its terms fix the option price per Common Share to be at least 110% of the Fair Market Value of the Common Shares on the date of the grant of such Incentive Option and such Incentive Option shall terminate (become non-exercisable) after the expiration of five years from the date of the grant of such Incentive Option.

		(i)	Exercisability:  Incentive Options awarded to Key
Employees under the Plan shall be exercisable at such times and shall be subject to such restrictions and conditions including the performance of a minimum period of service as the Committee may impose at the time of grant of such Incentive Options;
provided, however, that if the Committee does not specify another vesting schedule at the time of grant, each Incentive
Option shall become exercisable as follows: (i) with respect to 25% of the Common Shares covered thereby after 24 months of continuous employment by the Company and/or one or more
Subsidiaries; (ii) with respect to an additional 25% of the Common Shares covered thereby after 36 months of continuous employment by the Company and/or one or more Subsidiaries; (iii) with respect to an additional 25% of the Common Shares covered thereby after 48 months of continuous employment by the Company and/or one or more Subsidiaries; and (iv) with respect to an additional 25% of the Common Shares covered thereby after 60 months of continuous employment by the Company and/or one or more Subsidiaries. If a Key Employee does not purchase in any one year the full number of Common Shares which may be purchased with his then exercisable Incentive Options, such Key Employee may purchase those Common Shares in any subsequent year during the term of the Incentive Options.

		In no event shall any Incentive Option or any Non-qualified Option granted under this Plan be exercisable until a period of at least six months has elapsed from the date of the option grant.

		(j)	Non-employee Directors:  Each Non-employee Director then
serving on the Board and who has served on the Board and/or a Subsidiary Board for all or a portion of at least the five calendar years immediately preceding the January 1 immediately prior to the date of grant, shall automatically be granted a Non-qualified Option for 750 Common Shares effective on the date on which the annual meeting of the Company's shareholders is held in 1995 in accordance with the Regulations of the Company
(the "1995 Annual Meeting") and for 750 Common Shares effective on the date on which the annual meeting of the Company's shareholders is held in 1997 in accordance with the Regulations of the Company (the "1997 Annual Meeting"). Each Non-Employee
Director then serving on the Board and who has served on the Board and/or a Subsidiary Board for fewer than the five calendar years (including all or any portion of any such year) immediately preceding the January 1 immediately prior to the date of grant, shall automatically be granted a Non-qualified
Option for 150 Common Shares plus 150 Common Shares for all or any portion of each calendar year preceding the date of grant during which such Non-Employee Director has served on the Board and/or a Subsidiary Board as of such January 1 effective on the date of each of the 1995 Annual Meeting and the 1997 Annual
Meeting. Any individual who was not a member of the Board on the date of the 1995 Annual Meeting, (i) who is subsequently appointed or elected to the Board at least six months prior to the date on which the annual meeting of the Company's shareholders is to be held in 1996 in accordance with the Regulations of the Company (the "1996 Annual Meeting") shall automatically be granted a Non-qualified Option on the date of such appointment or election for the same number of Common
Shares as such individual would have received if he had been a member of the Board on the date of the 1995 Annual Meeting; (ii) who is subsequently appointed or elected to the Board less than six months prior to the date of the 1996 Annual Meeting but prior to such 1996 Annual Meeting shall automatically be granted a Non-qualified Option on the date of such appointment or election for 75% of the number of Common Shares which such individual would have received if he had been a member of the Board on the date of the 1995 Annual Meeting; (iii) who is subsequently appointed or elected to the Board on or after the date of the 1996 Annual Meeting but at least six months prior to the date of the 1997 Annual Meeting shall automatically be granted a Non-qualified Option on the date of such appointment or election for 50% of the number of Common Shares which such individual would have received if he had been a member of the Board on the date of the 1995 Annual Meeting; and (iv) who is subsequently appointed or elected to the Board less than six months prior to the 1997 Annual Meeting but prior to such 1997
Annual Meeting shall automatically be granted a Non-qualified
Option on the date of such appointment or election for 25% of the Common Shares which such individual would have received if he had been a member of the Board on the date of the 1995 Annual
Meeting. Any individual who was not a member of the Board on the date of the 1997 Annual Meeting and who is subsequently appointed or elected to the Board prior to the date on which the annual meeting of the Company's shareholders is to be held in 1999 in accordance with the Regulations of the Company (the
"1999 Annual Meeting") shall automatically be granted a Non-qualified Option on the same basis as described in the immediately preceding sentence. Notwithstanding anything to the contrary in this Section 5(j), any individual who was serving as a Subsidiary Director or as an Acquisition Subsidiary Director and is subsequently appointed or elected as a Non-employee
Director after the date of the 1995 Annual Meeting but prior to the date of the 1997 Annual Meeting, or after the date of the 1997 Annual Meeting but prior to the date of the 1999 Annual
Meeting, as the case may be, and who is to be granted a Non-qualified Option pursuant to either of the two immediately preceding sentences, shall have deducted from the number of Common Shares to be covered by the Non-qualified Option granted to him under this Subsection 5(j), the number of Common Shares covered by any Non-qualified Option which he received pursuant to Subsection 5(k) or Subsection 5(l) of this Plan.

		Each Non-qualified Option granted to a Non-employee Director shall have an exercise price equal to 100% of the Fair Market
Value of the Common Shares on the date of the grant of such Non-qualified Option.

		If a Non-employee Director does not purchase in any one year the full number of Common Shares which may be purchased with his then exercisable Non-qualified Options, such Non-employee
Director may purchase those Common Shares in any subsequent year during the term of the Non-qualified Options.

		If a Non-employee Director ceases to be a director of the Company for any reason other than his death or for Cause, the Non-qualified Options granted to him under this Plan may be exercised in full, whether or not then exercisable by their terms, on or before the expiration of the term of the Non-qualified Options; provided, however, that if the former
Non-employee Director shall die prior to the expiration of the term of the Non-qualified Options, such Non-qualified Options may only be exercised on or before the earlier of the expiration of such term or two years following the date of death. If a Non-employee Director ceases to be a director of the Company because of his death, such Non-qualified Options may be exercised in full, whether or not then exercisable by their terms, only on or before the earlier of the expiration of the term of the Non-qualified Options or two years following the date of death. If a Non-employee Director ceases to be a director of the Company and/or any Subsidiary for Cause, all of his then unexercised Non-qualified Options shall immediately terminate.

		Non-employee Directors shall not be eligible to receive any options under the Plan other than pursuant to this Subsection
5(j).

		(k)	Subsidiary Directors: Each Subsidiary Director then
serving on a Subsidiary Board and who has served on a Subsidiary
Board and/or the Board for all or a portion of at least the five calendar years immediately preceding the January l immediately prior to the date of grant, shall automatically be granted a Non-qualified Option for 375 Common Shares effective on the date of the 1995 Annual Meeting and for 375 Common Shares effective on the date of the 1997 Annual Meeting. Each Subsidiary
Director then serving on a Subsidiary Board and who has served on a Subsidiary Board and/or the Board for fewer than the five calendar years (including all or any portion of any such year) immediately preceding the January 1 immediately prior to the date of grant shall automatically be granted a Non-qualified
Option for 75 Common Shares plus 75 Common Shares for all or any portion of each calendar year preceding the date of grant during which such Subsidiary Director has served on a Subsidiary Board and/or the Board as of such January 1, effective on the date of each of the 1995 Annual Meeting and the 1997 Annual Meeting.
Any individual who was not a member of a Subsidiary Board on the date of the 1995 Annual Meeting, (i) who is subsequently appointed or elected to a Subsidiary Board at least six months prior to the date of the 1996 Annual Meeting shall automatically be granted a Non-qualified Option on the date of such appointment or election for the same number of Common Shares as such individual would have received if he had been a member of the Subsidiary Board on the date of the 1995 Annual Meeting;
(ii) who is subsequently appointed or elected to a Subsidiary
Board less than six months prior to the date of the 1996 Annual
Meeting but prior to such 1996 Annual Meeting shall automatically be granted a Non-qualified Option on the date of such appointment or election for 75% of the number of Common
Shares which such individual would have received if he had been a member of the Subsidiary Board on the date of the 1995 Annual
Meeting; (iii) who is subsequently appointed or elected to a Subsidiary Board on or after the date of the 1996 Annual Meeting but at least six months prior to the date of the 1997 Annual
Meeting shall automatically be granted a Non-qualified Option on the date of such appointment or election for 50% of the number of Common Shares which such individual would have received if he had been a member of the Subsidiary Board on the date of the 1995 Annual Meeting; and (iv) who is subsequently appointed or elected to a Subsidiary Board less than six months prior to the 1997 Annual Meeting but prior to such 1997 Annual Meeting shall automatically be granted a Non-qualified Option on the date of such appointment or election for 25% of the Common Shares which such individual would have received if he had been a member of the Subsidiary Board on the date of the 1995 Annual Meeting.
Any individual who was not a member of a Subsidiary Board on the date of the 1997 Annual Meeting and who is subsequently appointed or elected to a Subsidiary Board prior to the date of the 1999 Annual Meeting shall automatically be granted a Non-qualified Option on the same basis as described in the immediately preceding sentence.

		Each Non-qualified Option granted to a Subsidiary Director shall have an exercise price equal to 100% of the Fair Market
Value of the Common Shares on the date of the grant of such Non-qualified Option.

		If a Subsidiary Director does not purchase in any one year the full number of Common Shares which may be purchased with his then exercisable Non-qualified Options, such Subsidiary Director may purchase those Common Shares in any subsequent year during the term of the Non-qualified Options.

		If a Subsidiary Director ceases to be a director of a Subsidiary and/or the Company for any reason other than his death or for Cause, the Non-qualified Options granted to him under this Plan may be exercised in full, whether or not then exercisable by their terms, on or before the expiration of the term of the Non-qualified Options; provided, however, that if the former Subsidiary Director shall die prior to the expiration of the term of the Non-qualified Options, such Non-qualified
Options may be exercised only on or before the earlier of the expiration of such term or two years following the date of death. If a Subsidiary Director ceases to be a director of a Subsidiary and/or the Company because of his death, such Non-qualified Options may be exercised in full, whether or not then exercisable by their terms, only on or before the earlier of the expiration of the term of the Non-qualified Options or two years following the date of death. If a Subsidiary Director ceases to be a director of a Subsidiary and/or the Company for Cause, all of his then unexercised Non-qualified Options shall immediately terminate.

		Subsidiary Directors shall not be eligible to receive any options under the Plan other than pursuant to this Subsection
5(k).

		(l)	Acquisition Subsidiary Directors:  If the Company directly
acquires a corporation such that such corporation then becomes an Acquisition Subsidiary, each Acquisition Subsidiary Director then serving on the board of directors of the Acquisition
Subsidiary (the "Acquisition Board") and who has served on the Acquisition Board for all or a portion of at least the five calendar years immediately preceding the January 1 immediately prior to the date of grant shall automatically be granted a Non-qualified Option for 375 Common Shares on the effective date of the acquisition of the Acquisition Subsidiary by the Company
(the "Acquisition Date")  and each Acquisition Subsidiary
Director then serving on the Acquisition Board and who has served on the Acquisition Board for all or a portion of at least the five calendar years immediately preceding the January 1 immediately prior to the date of grant shall automatically be granted a Non-qualified Option for 375 Common Shares effective on the second anniversary of the Acquisition Date (the
"Acquisition Second Anniversary").  Each Acquisition Subsidiary
Director then serving on the Acquisition Board and who has served on the Acquisition Board for fewer than the five calendar years (including all or any portion of any such year) immediately preceding the January 1 immediately prior to the date of grant shall automatically be granted a Non-qualified
Option for 75 Common Shares plus 75 Common Shares for all or any portion of each calendar year preceding the date of grant during which such Acquisition Subsidiary Director has served on the Acquisition Board as of such January 1, effective on the Acquisition Date and on the Acquisition Second Anniversary, respectively. Any individual who is not a member of the Acquisition Board on the Acquisition Date (i) who is subsequently appointed or elected to the Acquisition Board at least six months prior to the first anniversary of the Acquisition Date (the "Acquisition First Anniversary"), shall automatically be granted a Non-qualified Option on the date of such appointment or election for the same number of Common
Shares as such individual would have received if he had been a member of the Acquisition Board on the Acquisition Date; (ii) who is subsequently elected or appointed to the Acquisition
Board less than six months prior to the Acquisition First
Anniversary but prior to the Acquisition First Anniversary shall automatically be granted a Non-qualified Option on the date of such appointment or election for 75% of the number of Common
Shares which such individual would have received if he had been a member of the Acquisition Board on the Acquisition Date; (iii) who is subsequently appointed or elected to the Acquisition
Board on or after the date of the Acquisition First Anniversary but at least six months prior to the Acquisition Second
Anniversary shall automatically be granted a Non-qualified
Option on the date of such appointment or election for 50% of the number of Common Shares which such individual would have received if he had been a member of the Acquisition Board on the Acquisition Date; and (iv) who is subsequently appointed or elected to the Acquisition Board less than six months prior to the Acquisition Second Anniversary but prior to the Acquisition
Second Anniversary shall automatically be granted a Non-qualified Option on the date of such appointment or election for 25% of the Common Shares which such individual would have received if he had been a member of the Acquisition Board on the Acquisition Date. Any individual who was not a member of the Acquisition Board on the Acquisition Second Anniversary and who is subsequently appointed or elected to the Acquisition Board prior to the date of the fourth anniversary of the Acquisition
Date shall automatically be granted a Non-qualified Option on the same basis as described in the immediately preceding sentence.

		Each Non-qualified Option granted to an Acquisition Subsidiary Director shall have an exercise price equal to 100% of the Fair
Market Value of the Common Shares on the date of the grant of such Non-qualified Option.

		If an Acquisition Subsidiary Director does not purchase in any one year the full number of Common Shares which may be purchased with his then exercisable Non-qualified Options, such Acquisition Subsidiary Director may purchase those Common Shares in any subsequent year during the term of the Non-qualified
Options.

		If an Acquisition Subsidiary Director ceases to be a director of an Acquisition Subsidiary and/or the Company for any reason other than his death or for Cause, the Non-qualified Options granted to him under this Plan may be exercised in full, whether or not then exercisable by their terms, on or before the expiration of the term of the Non-qualified Options; provided, however, that if the former Acquisition Subsidiary Director shall die prior to the expiration of the term of the Non-qualified Options, such Non-qualified Options may be exercised only on or before the earlier of the expiration of such term or two years following the date of death. If an Acquisition Subsidiary Director ceases to be a director of the Acquisition Subsidiary because of his death, such Non-qualified
Options may be exercised in full, whether or not then exercisable by their terms, only on or before the earlier of the expiration of the term of the Non-qualified Options or two years following the date of death. If an Acquisition Subsidiary
Director ceases to be a director of an Acquisition Subsidiary for Cause, all of his then unexercised Non-qualified Options shall immediately terminate.

		Acquisition Subsidiary Directors shall not be eligible to receive any options under the Plan other than pursuant to this Subsection 5(l).



	6.	Period For Granting Options. No options shall be granted
under this Plan subsequent to the tenth anniversary of the earlier of (a) the day prior to the date on which this Plan is adopted by the Board or (b) the day prior to the date on which this Plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of the Company.



	7.	No Effect Upon Employment Status.  The fact that an employee has been designated a Key Employee or selected as a Participant shall not limit or otherwise qualify the right of his employer to terminate his employment at any time.



	8.	Method of Exercise.  An option granted under this Plan may
be exercised only by written notice to the Committee, signed by the Participant, or in the event of his death, by such other person as is entitled to exercise such option. The notice of exercise shall state the number of Common Shares in respect of which the option is being exercised, and shall either be accompanied by the payment of the full option price of such Common Shares, or shall fix a date (not more than 10 business days from the date of such notice) for the payment of the full option price of the Common Shares being purchased. The option price may be paid in cash, or by the transfer by the Participant to the Company of Common Shares, free and clear of any liens, security interests or other encumbrances, already owned by the Participant which shall be valued at the Fair Market Value of such Common Shares on the date of such transfer, or by a combination of cash and such Common Shares, all in accordance with such regulations, procedures and determinations as may be adopted by the Committee pursuant to Subsection 3(c) above.
During the option period, no person entitled to exercise any option granted under this Plan shall have any of the rights or privileges of a shareholder with respect to any Common Shares issuable upon exercise of such option until the books of the Company evidence that such person has become the record owner of such Common Shares.



	9.	Implied Consent of Participants.  Every Participant, by his
acceptance of an option under this Plan, shall be deemed to have consented to be bound, on his own behalf and on behalf of his heirs, permitted assigns and legal representatives, by all of the terms and conditions of this Plan.



	10.	Share Adjustments.  In the event there is any change in the
Common Shares resulting from stock splits, stock dividends, combinations or exchanges of shares, or other similar capital adjustments, equitable proportionate adjustments shall be made by the Committee in (a) the number of Common Shares available for the grant of options under this Plan, (b) the number of Common Shares subject to options granted under this Plan, and
(c) the exercise price of outstanding options.



	11.	Merger, Consolidation, or Sale of Assets.  In the event the
Company shall consolidate with, merge into, or transfer all or substantially all of its assets (an "Acquisition Transaction") to another corporation or corporations (herein referred to as "successor employer corporation"), then each Incentive Option and each Non-Qualified Option outstanding under the Plan shall become exercisable in full, whether or not then exercisable by its terms, immediately upon consummation of the Acquisition
Transaction.  As a condition of any such Acquisition
Transaction, the Company shall require that the successor employer corporation obligate itself to continue this Plan and to assume all obligations under the Plan in a manner consistent with the provisions of Section 424(a) of the Code. In the event that such successor employer corporation terminates for any reason the employment of any Participant who is a Key Employee within the one year period immediately following the consummation of the Acquisition Transaction, such Participant shall have the right to exercise his then unexercised Incentive
Options during the period ending on the earlier of the expiration of the term of the Incentive Options or three months following the date of the Participant's termination of employment.



	12.	Company Responsibility.  All expenses of this Plan,
including the cost of maintaining records, shall be borne by the Company. The Company shall have no responsibility or liability (other than under applicable securities laws) for any act or thing done or left undone with respect to the price, time, quantity or other conditions and circumstances of the purchase of Common Shares under the terms of the Plan, so long as the Company acts in good faith.



	13.	Securities Laws.  The Committee shall take all necessary or
appropriate action to ensure that all option grants and all exercises thereof under this Plan are in full compliance with all Federal and state securities laws. No option granted under this Plan shall be exercised before the Common Shares subject to the Plan have been registered or qualified for sale under appropriate Federal and state securities laws.



	14.	Amendment and Termination of the Plan.  The Committee, with
the approval of the Board, may amend the Plan from time to time or terminate the Plan at any time without the approval of the shareholders of the Company except as such shareholder approval may be required (a) to satisfy the requirements of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, or any successor provision, (b) to satisfy applicable requirements of the Code or (c) to satisfy applicable requirements of any securities exchange on which are listed any of the Company's equity securities or any requirements applicable to issuers whose securities are traded in the NASDAQ National Market
System. No such action to amend or terminate the Plan shall reduce the then existing number of any Participant's options or adversely change the term or conditions thereof without the Participant's consent. No amendment of the Plan shall result in any Committee member's losing his status as a Disinterested
Person with respect to any employee benefit plan of the Company or result in the Plan losing its status as a plan satisfying the requirements of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, or any successor provision. In no event shall Subsection 5(j) of the Plan be amended, with or without shareholder approval, more than once every six months, other than to comport with changes in the Code. If the Plan is terminated, any unexercised option shall continue to be exercisable in accordance with its terms.



	15.	Effective Date.  The Plan was adopted by the Board on
January 19, 1995. The Plan shall become effective as of the date it is approved by the affirmative vote of the holders of a majority of the outstanding shares of the Company. The Plan shall be null and void if shareholder approval is not obtained within twelve (12) months of the adoption of the Plan by the Board.




END OF ANNEX A