Form 10-Q
period 1995-03-31
PEOPLES BANCORP INC
filed 1995-05-15
CIK 318300

FORM 10-Q



SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                   Commission File
March 31, 1995                                          Number 0-16772

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

Yes     X                           No
     -------                            -------

Indicate the number of shares outstanding of each of the issuer's class of Common Stock, as of May 1, 1995: 2,887,493.






PART I - FINANCIAL INFORMATION

ITEM 1

The following Condensed Consolidated Balance Sheets, Consolidated Income Statements, and Consolidated Statements of Cash Flow of Peoples Bancorp Inc. (the "Corporation") and subsidiaries, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. Complete audited consolidated financial statements with footnotes thereto are included in the Corporation's Annual
Report on Form 10-K for the year ended December 31, 1994.




PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS


                                   					 March 31, 1995     Dec. 31, 1994
                                   					 --------------     -------------
ASSETS
Cash and cash equivalents:
  Cash and due from banks                   $20,387,000       $19,551,000
  Interest-bearing deposits in other banks    1,659,000           650,000
  Federal funds sold                         10,275,000         4,500,000
					                                      ------------      ------------
    Total cash and cash equivalents          32,321,000        24,701,000

Securities:
  Available-for-sale, at estimated fair value
   (amortized cost of $97,506,000 and
   $91,783,000 at March 31, 1995 and
   December 31, 1994)                        97,793,000        90,172,000
  Held-to-maturity, at amortized cost (fair
   value approximates $10,251,000 and
   $9,089,000 at March 31, 1995
   and December 31, 1994, respectively)      10,229,000         9,247,000
                                   					    -----------       -----------
      Total securities                      108,022,000        99,419,000

Loans, net of unearned interest             365,304,000       361,353,000
Reserve for possible loan losses             (6,752,000)       (6,783,000)
                                   					    -----------       -----------
     Net loans                              358,552,000       354,570,000

Bank premises and equipment, net             10,613,000        10,807,000
Other assets                                  7,454,000         8,509,000
                                   					   ------------      ------------
     Total assets                          $516,962,000      $498,006,000
                                   					   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                     $46,057,000         $48,121,000
  Interest bearing                         381,839,000         355,698,000
                                   					  ------------       -------------
      Total deposits                       427,896,000         403,819,000

Short-term borrowings:
  Federal funds purchased and securities
   sold under repurchase agreements          9,613,000           9,267,000
  Federal Home Loan Bank term advances       4,216,000          10,500,000
                                   					    ----------          ----------
      Total short-term borrowings           13,829,000          19,767,000

Long-term borrowings                        23,081,000          23,787,000
Accrued expenses and other liabilities       4,499,000           4,998,000
                                   					   -----------         -----------
      Total liabilities                    469,305,000         452,371,000

STOCKHOLDERS' EQUITY
Common stock, no par value, 6,000,000
  shares authorized. 3,022,361 shares
  issued and 2,890,461 shares outstanding
  as of March 31, 1995; and 3,020,908
  shares issued and 2,899,938 shares
  outstanding as of December 31, 1994       24,360,000          24,326,000
Net unrealized holding gain (loss) on
  available-for-sale securities, net of
  deferred taxes                               189,000          (1,030,000)
Retained earnings                           25,101,000          24,078,000
                                   					    ----------          ----------
					                                       49,650,000          47,374,000
Treasury stock, at cost, 131,900 shares
  as of March 31, 1995 and 120,970 shares
  as of December 31, 1994                   (1,993,000)         (1,739,000)
                                   					   -----------         -----------
      Total stockholders' equity            47,657,000          45,635,000
					                                      -----------         -----------
      Total liabilities and
       	stockholders' equity              $516,962,000        $498,006,000
                                   					  ============        ============




PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


                                         						   Three Months Ended
                                                							March 31,
                                          						   1995            1994
                                   					       -----------      ----------
Interest income                                $10,099,000      $8,497,000
Interest expense                                 4,616,000       3,620,000
                                   					       -----------      ----------
  Net interest income                            5,483,000       4,877,000
Provision for loan losses                          285,000         192,000
                                   					       -----------      ----------
  Net interest income after provision
   for loan losses                               5,198,000       4,685,000

Other income                                     1,006,000       1,029,000
Gain on sale of securities                          ---             81,000
Other expenses                                   4,067,000       3,911,000

Income before income taxes                       2,137,000       1,884,000
Federal income taxes                               651,000         578,000
                                   					       -----------      ----------
   Net income                                   $1,486,000      $1,306,000
                                   					       ===========      ==========

Net income per share                                 $0.51           $0.45
                                   					       ===========      ==========

Weighted average shares outstanding (primary)    2,907,013       2,909,538
                                   					       ===========      ==========

Cash dividends declared                           $463,000        $406,000
                                   					       ===========      ==========

Cash dividend per share                              $0.16           $0.14
					                                          ===========      ==========




PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                          						    Three Months Ended
                                                							 March 31,
                                        						    1995            1994
                                         						----------      -----------
Cash flows from operating activities:
Net income                                      $1,486,000      $1,306,000
Adjustments to reconcile net income to net
cash provided by operating activities:
   Provision for loan losses                       285,000         192,000
   Gain on sale of investment securities             ---           (81,000)
   Depreciation and amortization                   425,000         648,000
   (Increase) decrease in interest receivable     (209,000)        200,000
   Increase in interest payable                     95,000          16,000
   Deferred income taxes                           (25,000)          ---
   Deferral of net loan origination (fees) costs   (22,000)         56,000
   Other, net                                      466,000)       (359,000)
                                         						 ----------      ----------
    Net cash provided by operating activities    1,569,000       1,978,000


Cash flows from investing activities:
Purchases of available-for-sale securities      (8,696,000)     (6,242,000)
Purchases of held-to-maturity securities        (1,230,000)          ---
Proceeds from sales of available-for-sale
 securities                                          ---          4,016,000
Proceeds from maturities of available-
 for-sale securities                             2,997,000        7,109,000
Proceeds from maturities of held-to-maturity
 securities                                        283,000          103,000
Net decrease in credit card receivables            216,000          329,000
Net increase in loans                           (3,822,000)      (1,886,000)
Expenditures for premises and equipment           (133,000)         (82,000)
Proceeds from sales of other real estate owned       ---             22,000
                                         						-----------      -----------
     Net cash (used in) provided by
       investing activities                    (10,385,000)       3,369,000


Cash flows from financing activities:
Net increase (decrease) in non-interest
 bearing deposits                               (2,064,000)      (4,637,000)
Net increase (decrease) in interest-bearing
 deposits                                       26,141,000        5,679,000
Net decrease in short-term borrowings           (6,284,000)      (3,421,000)
Proceeds from long-term borrowings                   ---          5,000,000
Payments on long-term borrowings                  (706,000)      (1,788,000)
Cash dividends paid                               (431,000)        (406,000)
Purchase of treasury stock                        (254,000)        (200,000)
Proceeds from issuance of common stock              34,000            ---
                                   					      -------------      ----------
   Net cash provided by financing activities    16,436,000          227,000

Net increase in cash and cash equivalents        7,620,000        5,574,000
Cash and cash equivalents at beginning of year  24,701,000       28,323,000
                                   					      ------------      -----------
Cash and cash equivalents at end of period     $32,321,000      $33,897,000
                                   					      ============      ===========




MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION


SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows.

                                        						    Three Months Ended
                                                 							March 31,
                                          						   1995            1994
SIGNIFICANT RATIOS                              ---------       ---------
Net income to:
  Total assets (end of period)*                    1.15%           1.11%
  Shareholders' equity (end of period)*           12.47%          11.58%

Net interest margin*                               4.25%           4.19%

Shareholders' equity to total assets
  (end of period)                                  9.22%           9.60%

Loans net of unearned interest to deposits
  (end of period)                                 85.37%          83.72%

Reserve for loan losses to loans net of
  unearned interest (end of period)                1.85%           2.03%

Capital ratios:
  Tier I capital ratio                            13.13%          13.56%
  Risk-based capital ratio                        14.38%          14.81%
  Leverage ratio                                   9.00%           9.03%

Cash dividends to net income                      31.16%          31.09%


PER SHARE DATA
Book value per share                              $16.49          $15.56
                                          						 =======         =======
Net income per share:
  Primary                                          $0.51           $0.45
                                          						 =======         =======
  Fully diluted                                    $0.51           $0.45
                                          						 =======         =======

Cash dividends per share                           $0.16           $0.14
                                          						 =======         =======

* Net income to total assets, net income to shareholders' equity, and net interest margin are presented on an annualized basis.





1.  CHANGES IN ACCOUNTING

Effective January 1, 1995, the Corporation adopted Statement on Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114), which establishes new rules for all creditors for measuring for the impairment of certain loans. The effect of adopting SFAS No. 114 was not material to the Corporation's financial statements. Impaired loans at March 31, 1995 approximated $1,700,000.


2.  LOANS

Loans are comprised of the following categories:

                          				  March 31, 1995        December 31, 1994
                             	  Carrying Value           Carrying Value
                           				 --------------         ----------------
Commercial                         $46,001,000               $46,880,000
Real estate, construction            3,887,000                 3,231,000
Real estate, mortgage              220,638,000               217,512,000
Consumer                            94,778,000                93,730,000
                            				  ------------              ------------
     Total                        $365,304,000              $361,353,000
				                              ============              ============

Activity in the reserve for loan losses is summarized as follows:

                                  					     Three             Twelve
                                  					  Months Ended      Months Ended
                                  					 March 31, 1995     Dec. 31, 1994
                                  					 --------------    ---------------
Balance at January 1                        $6,783,000         $6,370,000
  Provision for loan losses                    285,000            765,000
  Chargeoffs                                  (389,000)        (1,124,000)
  Recoveries                                    73,000            772,000
                                   					   ------------       -----------
Balance at end of period                    $6,752,000         $6,783,000
                                  					   ============       ============

  At March 31, 1995, the Corporation had nonaccrual loans of $581,000, of which all are considered impaired under SFAS No.
114) and restructured loans of $630,000. The Corporation recorded $30,000 of interest income on these loans in the first quarter of 1995. Interest income in the amount of $47,000 would have been recorded on these loans according to their original terms.





MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION


  The following should be read in conjunction with the attached condensed consolidated financial statements and with the company's audited consolidated financial statements and notes thereto for the year ended December 31, 1994.


RESULTS OF OPERATIONS

  Peoples Bancorp continued growth in earnings for the quarter ended March 31, 1995. Net income for the first three months of 1995 was $1,486,000, a 13.8% increase from $1,306,000 in the first quarter of 1994. As a result of the increased income, earnings per share increased from $0.45 in 1994 to $0.51 in 1995, or 13.3%.

  The increase in net income can be attributed primarily to increased net interest income. First quarter net interest income totaled $5,483,000 in 1995 compared to $4,877,000 in 1994, a 12.4% rise. Net interest margin increased from 4.19% in last year's first quarter to 4.25% in 1995. An increase in loan balances contributed to the increased net interest income, as the Corporation expanded efforts to grow higher-yielding assets.

  The first quarter provision for loan loss totaled $285,000, compared to $192,000 for the same period in 1994. The quality of the Corporation's loans continues to directly impact the provision for loan losses, as nonperforming assets totaled just 0.35% of total assets at March 31, 1995. During the first quarter, loan chargeoffs totaled $389,000 while recoveries on loans were $73,000, which resulted in a net chargeoffs of $316,000. Management will continue to monitor the loan portfolio to maintain appropriate reserves for all potential loan losses.

  Due to the volatility and uncertainty of the interest rate environment, the Corporation continues to focus on areas other than net interest income as methods for increasing net income. Non-interest income totaled $1,006,000 for the first quarter of 1995, a modest decline of $23,000 from last year's first quarter. Several areas continue to enhance income, as both trust revenue and cost recovery-based service charges on deposit accounts provide the foundation for the Corporation's non-interest income. Since 1993, the Corporation has generated non-interest income through the receipt of lease payments from an unaffiliated annuities and life insurance company. In first quarter 1995, the Corporation entered an agreement with a different unaffiliated company to provide the same types of service. As a result of this transition, the Corporation recorded a total of $30,000 of non-interest income from the different unaffiliated companies, compared to $49,000 for the first quarter of 1994. The Corporation expects this source of revenue to produce level or slightly increased revenues through the remainder of 1995 and beyond.

  Maintaining acceptable levels of non-interest expense is important to the success of the Corporation. For the three months ended March 31, 1995, total non-interest expense was $4,067,000, a 4.0% increase from the prior year's first quarter. Costs for employee wages and benefits totaled $2,136,000, which reflects a modest increase of 1.5% compared to 1994's first quarter. Recently the Corporation has focused on controlling salaries and benefit expense while raising the level of assets managed by its employees. Due to improvements in technology and other efficiencies, the Corporation has reduced full-time equivalent employees to 266 at March 31, 1995, compared to 270 full-time equivalent employees at December 31, 1994.

  Depreciation expense for the first quarter of 1995 totaled $563,000 compared to $553,000 last year, reflecting the scheduled depreciation of assets acquired during the construction of a $5 million addition to the downtown Marietta banking facility in 1993 and the significant investment in technology in 1994. The Corporation and its subsidiaries will continue to focus on opportunities for operational efficiencies.

  Income tax expense for the first quarter of 1995 reached $651,000, compared to $578,000 for the same period last year. This increase can be attributed to higher pre-tax income and the Corporation's decrease in tax-exempt income from $392,000 in first quarter 1994 to $359,000 this year.

  Several ratios reflect the strong first quarter performance of the Corporation. Return on average assets for the first quarter of 1995 reached 1.18%, a rise of six basis points from 1994's first quarter. Return on average stockholders' equity increased from 12.10% to 12.78%. The net unrealized holding gain on available-for-sale securities, net of deferred taxes, was $189,000 at March 31, 1995, an increase of $1,219,000 since
December 31, 1994, reflecting a solid increase in the fair value of these securities.

  On March 16, 1995, the Board of Directors of the Corporation authorized the additional purchase of up to $250,000 of treasury stock at prices not to exceed $23.25. In the first quarter, the Corporation purchased 10,930 treasury shares for $254,000. From January 1 to May 1, 1995, 15,530 treasury shares had been purchased for $361,000.

  On April 1, 1995, the Corporation paid a quarterly dividend of $0.16 per share, an increase of 6.7% compared to 1994's fourth quarter per share dividend of $0.15. Total cash dividends declared were $463,000 at March 31, 1995, compared to $406,000 for the same period last year.

  The performance of the Corporation through March 31, 1995 has slightly exceeded expectations. The interest rate environment will play an important role in the future earnings of the entire financial services industry and pressures on net interest income and margin are expected to intensify throughout 1995. The first quarter experience of the Corporation reflects aggressive pricing of funding products, such as certificates of deposit, to reflect the changing interest rate environment and more competitive market for customer deposits. Successful management of the effect of these increased interest rates will be vital to the overall performance of the Corporation in 1995 and beyond. While past results are not an indication of future earnings, management feels the Corporation is positioned to maintain performance through the remainder of 1995 and into next year.



FINANCIAL CONDITION

  Total assets increased from $498,006,000 at December 31, 1994 to $516,962,000 at March 31, 1995, a growth rate of 3.8%. Cash and cash equivalents reached $32,321,000 by the end of the first quarter, an increase of $7,620,000 since year-end 1994. Management feels the liquidity of the Corporation is satisfied by the increased balance of cash and cash equivalents, readily available access to non-traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of liquid funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

  The most significant area of asset growth during the first quarter occurred in securities, which grew 8.7% to $108,022,000. Securities classified as held-to-maturity totaled $10,229,000 at March 31, compared to $9,247,000 at December 31, 1994. Available-for-sale securities totaled $97,793,000 at March 31, 1995, an increase of $7,621,000 since year-end. The fair values of these securities also grew as the available-for-sale balance was increased by $287,000 at March 31, 1995, compared to December 31, 1994's unrealized losses of $1,611,000. This change in position is a result of more favorable interest rates in various investment markets as well as actions by the Corporation taken during the fourth quarter of 1994, when Peoples Bancorp repositioned its investment portfolio to take advantage of other investment opportunities.

  Continuing a trend that occurred throughout 1994, total loan balances grew to meet the expanding needs of the markets served by the Corporation. Total loans net of unearned interest at March 31, 1995 increased nearly $4 million in the first three months of 1995 to $365,304,000, reflecting the Corporation's commitment to reinvesting in the communities and markets it serves. The Corporation's loan officers consistently monitor the well-diversified portfolio while maintaining high underwriting standards. Non-performing assets as a percentage of total assets were 0.35% at March 31, 1995, compared to 0.42% at December 31, 1994. Non-accrual loans decreased from $902,000 at year-end to $581,000 at March 31, 1995.

  On January 1, 1995, the Corporation adopted Statement on Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114), which establishes new rules for all creditors when accounting for the impairment of certain loans. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows, discounted at the effective interest rate of the loan, or, as a practical expedient, the loan may be valued at the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 does not apply to large groups of smaller-balance homogeneous loans, such as mortgage and consumer loans, which are evaluated collectively for impairment. Because over 86% of the Corporation's loan portfolio is comprised of these types of homogeneous loans, adoption of SFAS No. 114 was not material to the Corporation's financial statements. The Corporation will continue to monitor the status of any impaired loans, as well as performing loans, in order to determine the appropriate reserve for potential loan loss. Management considers the allowance for loan loss of 1.85% of total loans at March 31, 1995 to be adequate.

  Asset growth during the first quarter was funded primarily through the expanded deposit base of the Corporation. Total deposits grew over $24 million to $427,896,000. The majority of growth was experienced in interest bearing deposit products, where balances increased 7.3% to $381,839,000. Total certificates of deposits and Individual Retirement Accounts (IRA's) increased 13.7% to over $214 million at the end of the first quarter. This balance includes $10 million in brokered certificates of deposit. The Corporation experienced a change in the mix of its deposit base, as many customers found the higher interest rates offered for certificates of deposits to be favorable. Customers shifted their deposits from non-interest bearing deposits and lower interest bearing deposits (such as saving deposits) to higher interest bearing deposits. As a result, non-interest deposits experienced a 4.3% decline to $46,057,000 at March 31, 1995.

  At March 31, 1995, the Corporation's loan to deposit ratio was 85.37%, down from December 31, 1994's ratio of 89.48%. Although loan demand continued to grow, this ratio decreased due to the significant increase in deposits experienced by the Corporation during the first quarter. In addition to traditional deposits, the Corporation continues to use borrowings from the Federal Home Loan Bank (FHLB), which allows Peoples Bancorp to obtain funds at fixed and indexed rates for longer periods of time than other traditional deposit products, creating the opportunity to match longer term fixed rate mortgages and other extended-maturity asset commitments against a long term funding source. Long term advances from the FHLB at March 31, 1995, totaled $21,261,000, a 3.2% decrease from December 31, 1994. Management plans to maintain access to FHLB borrowings as an appropriate funding source.

  The Corporation's Asset/Liability Management (ALM) Committee meets monthly to address liquidity issues, including the management of the investment securities portfolio. The group also monitors net interest income, sets pricing guidelines, and manages interest rate risk for the Corporation. Through this ALM Committee, the Corporation maintains sufficient liquidity to satisfy depositor requirements and the various credit needs of its customers.

  The Corporation's capital continues to provide a strong base for profitable growth. Stockholders' equity reached $47,657,000 at March 31, 1995, a 4.4% increase in the first quarter. The primary reason for the increase in stockholders' equity during the first quarter was the adjustment for net unrealized holding gain on available-for-sale securities, net of deferred taxes, which totaled $189,000. The fair value of available-for-sale securities increased during the first three months of 1995, providing the $1,219,000 rise in equity from December 31, 1994 to March 31, 1995. Since the majority of securities in the Corporation's portfolio are classified as available-for-sale, both the investment and equity sections of the Corporation's balance sheet are more sensitive to the changing fair values of investments, as experienced in the first quarter of 1995. Management feels the status of the investment markets do not substantially affect the Corporation's equity, as it continues to provide a strong base for diversity of operations as well as potential for growth in both new and existing markets.

  The Corporation has complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. The Corporation's risk-based capital ratio of 14.38% at March 31, 1995 was well above the minimum standard of 8%. The Corporation's Tier 1 capital ratio of 13.13% also exceeded the regulatory minimum of 4%. The Leverage ratio at March 31, 1995 was 9.00%, well above the minimum standard of 3%. All of these ratios have improved slightly since December 31, 1994. These ratios provide quantitative data demonstrating the strength of the Corporation's capital base.




PART II

ITEM 1:  Legal Proceedings.
       	 None.

ITEM 2:  Changes in Securities.
       	 None.

ITEM 3:  Defaults upon Senior Securities.
       	 None.

ITEM 4:  Submission of Matters to a Vote of Security Holders.

       	 On April 4, 1995, the Peoples Bancorp Inc. Annual Meeting of Stockholders was held in The Peoples Banking and Trust Company Conference Room in Marietta, Ohio. The meeting was well-attended and over 85% of the outstanding shares were represented by proxy. No votes were placed in person. For detailed information concerning the proposed items for business at the Peoples Bancorp 1995 Annual Meeting, please refer to the Proxy Statement filed on the Corporation's behalf on Form 10-K for the year ended December 31, 1994. All items of business on the agenda were approved by the shareholders and the results are as follows:

	 1) Three Peoples Bancorp Directors were re-elected to serve terms of three years each (expiring in 1998): Robert E. Evans, Paul T. Theisen, and Thomas C. Vadakin.

	 2) The Peoples Bancorp Inc. 1995 Stock Option Plan (the "Plan") was approved by the shareholders. The adoption of the Plan made available an additional 100,000 common shares available for issuance.

                      SHAREHOLDER VOTING RESULTS
                  				==========================

		    ISSUE                  FOR      WITHHELD    AGAINST    ABSTAIN
	     ------------------  ---------   --------    -------    -------
	     Robert E. Evans     2,472,344       0          996         0
	     Paul T. Theisen     2,472,506       0          834         0
	     Thomas C. Vadakin   2,471,599       0        1,741         0
	     Peoples Bancorp
	       Inc. 1995 Stock
	       Option Plan       2,365,627       0       88,848    18,865


ITEM 5:  Other Information.
       	 None.

ITEM 6:  Exhibits and Reports of Form 8-K.

         Exhibit 11 - Statement regarding computation of Earnings Per Share.

         (b)  Reports on Form 8-K filed April 11, 1995.
            		Change in certifying accountants.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                        				    PEOPLES BANCORP INC.



Date:  May 12, 1995             By: /s/ ROBERT E. EVANS
                            				    Robert E. Evans
                            				    President and Chief Executive Officer


Date:  May 12, 1995             By: /s/ JEFFREY D. WELCH
                            				    Jeffrey D. Welch
                            				    Treasurer