Form 10-Q
period 1995-06-30
PEOPLES BANCORP INC
filed 1995-08-14
CIK 318300

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                            Commission File
June 30, 1995                                    Number 0-16772


PEOPLES BANCORP INC.


Incorporated - Ohio                              I.R.S. Identification
                                          						 No. 31-0987416


138 Putnam Street
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


Yes       X                       No
     -----------                       -----------


Indicate the number of shares outstanding of each of the issuer's class of Common Stock, as of August 1, 1995: 2,873,876.



Page 1 of 13 Pages

Exhibit Index Appears on Page 11



PART I - FINANCIAL INFORMATION

ITEM 1

  The following Condensed Consolidated Balance Sheets, Consolidated Income Statements, and Consolidated Statements of Cash Flow of Peoples Bancorp Inc. (the "Company") and subsidiaries, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. Changes in accounting adopted during 1995 can be found in footnotes accompanying the financial statements in the Form 10-Q filed for the period ended March 31, 1995. Complete audited consolidated financial statements with footnotes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.



PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS



                                       June 30, 1995       Dec. 31, 1994
ASSETS                                 -------------       -------------

Cash and cash equivalents:
 Cash and due from banks                 $16,412,000        $19,551,000
 Interest-bearing deposits in
   other banks                               266,000            650,000
 Federal funds sold                       18,400,000          4,500,000
                                         -----------        -----------
     Total cash and cash equivalents      35,078,000         24,701,000

Securities:
 Available-for-sale, at estimated
   fair value (amortized cost
   of $104,592,000 and $91,783,000
   at June 30, 1995 and
   December 31, 1994, respectively)      107,025,000         90,172,000
 Held-to-maturity, at amortized cost
   (fair value of $10,206,000 and
   estimated $9,089,000 at June 30,
   1995 and December 31, 1994,
   respectively)                          10,018,000          9,247,000
                                         -----------        -----------
      Total securities                   117,043,000         99,419,000

Loans, net of unearned interest          366,201,000        361,353,000
Reserve for possible loan losses          (6,681,000)        (6,783,000)
                                         -----------        -----------
      Net loans                          359,520,000        354,570,000

Bank premises and equipment, net          10,703,000         10,807,000
Other assets                               8,150,000          8,509,000
                                        ------------       ------------
      Total assets                      $530,494,000       $498,006,000
                                        ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Non-interest bearing                    $46,079,000        $48,121,000
 Interest bearing                        391,324,000        355,698,000
                                         -----------        -----------
   Total deposits                        437,403,000        403,819,000

Short-term borrowings:
 Federal funds purchased and
   securities sold under
   repurchase agreements                  10,423,000          9,267,000
 Federal Home Loan Bank term advances      4,716,000         10,500,000
                                         -----------        -----------
   Total short-term borrowings            15,139,000         19,767,000

Long-term borrowings                      22,450,000         23,787,000
Accrued expenses and other liabilities     5,567,000          4,998,000
                                         -----------        -----------
     Total liabilities                   480,559,000        452,371,000

STOCKHOLDERS' EQUITY
Common stock, no par value,
 6,000,000 shares authorized.
 3,023,998 shares issued and
 2,881,456 shares outstanding as of
 June 30, 1995; and 3,020,908 shares
 issued and 2,899,938 shares
 outstanding as of December 31, 1994      24,397,000        24,326,000
Net unrealized holding gain (loss)
 on available-for-sale securities,
 net of deferred taxes                     1,606,000        (1,030,000)
Retained earnings                         26,173,000        24,078,000
                                         -----------       -----------
                                   					  52,176,000        47,374,000
Treasury stock, at cost,
 142,542 shares as of June 30, 1995
 and 120,970 shares as of
 December 31, 1994                        (2,241,000)       (1,739,000)
                                         -----------       -----------
     Total stockholders' equity           49,935,000        45,635,000
                                        ------------      ------------
     Total liabilities and
       stockholders' equity             $530,494,000      $498,006,000
                                        ============      ============


PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME



                           Three Months Ended            Six Months Ended
		                              June 30,                      June 30,
                       		   1995         1994            1995         1994
                        ------------------------     -------------------------
Interest income         $10,780,000   $8,645,000     $20,879,000   $17,142,000
Interest expense          5,228,000    3,654,000       9,844,000     7,274,000
                        -----------  -----------     -----------   -----------
  Net interest income     5,552,000    4,991,000      11,035,000     9,868,000

Provision for loan losses   310,000      248,000         595,000       440,000

Net interest income
  after provision for   -----------  -----------     -----------   -----------
  loan losses             5,242,000    4,743,000      10,440,000     9,428,000


Other income              1,028,000      951,000       2,034,000     1,980,000
Gain on sale
  of securities                 ---       45,000             ---       126,000
Other expenses            4,082,000    3,871,000       8,149,000     7,782,000
                        -----------  -----------     -----------   -----------
Income before
  income taxes            2,188,000    1,868,000       4,325,000     3,752,000
Federal income taxes        654,000      556,000       1,305,000     1,134,000
                        -----------  -----------     -----------   -----------
     Net income          $1,534,000   $1,312,000      $3,020,000    $2,618,000
                        ===========  ===========     ===========   ===========


Net income per share          $0.53        $0.45           $1.04         $0.90
                         ==========   ==========      ==========    ==========
Weighted average shares
  outstanding (primary)   2,897,662    2,907,719       2,902,297     2,908,582
                         ==========   ==========      ==========    ==========

Cash dividends declared    $462,000     $406,000        $925,000      $812,000
                         ==========   ==========      ==========     =========

Cash dividend per share       $0.16        $0.14           $0.32         $0.28
                         ==========   ==========      ==========     =========



PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             			      Six Months Ended
                                                    		 	   June 30,
                                              			    1995           1994
                                                 -----------    ------------
Cash flows from operating activities:
Net income                                        $3,020,000     $2,618,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                        595,000        440,000
    Gain on sale of investment securities                ---       (126,000)
    Depreciation and amortization                    862,000        850,000
    Decrease in interest receivable                  216,000         76,000
    Increase (decrease) in interest payable          372,000        (15,000)
    Deferred income taxes                            (50,000)           ---
    Deferral of net loan origination (fees) costs    (29,000)        46,000
    Other, net                                      (327,000)      (152,000)
                                                 -----------    -----------
      Net cash provided by operating activities    4,659,000      3,737,000
                                                 ===========    ===========

Cash flows from investing activities:
Purchases of available-for-sale securities       (20,807,000)   (14,101,000)
Purchases of held-to-maturity securities          (1,230,000)    (1,241,000)
Proceeds from sales of
  available-for-sale securities                          ---      8,274,000
Proceeds from maturities of
  available-for-sale securities                    6,537,000     11,203,000
Proceeds from maturities of
  held-to-maturity securities                        485,000        252,000
Net decrease (increase) in credit
  card receivables                                   (69,000)      (194,000)
Net increase in loans                             (5,035,000)   (15,975,000)
Expenditures for premises and equipment             (552,000)      (198,000)
Proceeds from sales of other real estate owned        30,000        103,000
                                                ------------    -----------
      Net cash used in investing activities      (20,641,000)   (11,877,000)
                                                ============    ===========

Cash flows from financing activities:
Net (decrease) increase in non-interest
  bearing deposits                                (2,042,000)        40,000
Net increase in interest-bearing deposits         35,626,000      2,703,000
Net decrease in short-term borrowings             (4,628,000)      (955,000)
Proceeds from long-term borrowings                       ---      7,500,000
Payments on long-term borrowings                  (1,337,000)    (2,534,000)
Cash dividends paid                                 (829,000)      (812,000)
Purchase of treasury stock                          (502,000)      (214,000)
Proceeds from issuance of common stock                71,000            ---
                                                 -----------     ----------
      Net cash provided by financing activities   26,359,000      5,728,000
                                                 ===========     ==========

Net increase (decrease) in cash and
  cash equivalents                                10,377,000     (2,412,000)
Cash and cash equivalents at beginning of year    24,701,000     28,323,000
                                                 -----------    -----------
Cash and cash equivalents at end of period       $35,078,000    $25,911,000
                                                 ===========    ===========



MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


SELECTED FINANCIAL DATA

  The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows.


                                 			Three Months Ended      Six Months Ended
                             			         June 30,               June 30,
                                 			  1995      1994         1995      1994
                                    ------------------     ------------------
SIGNIFICANT RATIOS

Net income to:
  Average assets*                     1.17%     1.11%        1.18%     1.11%
  Average shareholders' equity*      12.63%    11.71%       12.70%    11.90%

Net interest margin*                  4.03%     4.20%        4.13%     4.20%

Average shareholders' equity
  to average assets                   9.29%     9.50%        9.27%     9.37%

Loans net of unearned interest
  to deposits (end of period)        83.72%    86.89%       83.72%    86.89%

Reserve for loan losses to
  loans net of unearned
  interest (end of period)            1.82%     2.01%        1.82%     2.01%

Capital ratios:
  Tier 1 capital ratio               13.24%    13.18%       13.24%    13.18%
  Risk-based capital ratio           14.49%    14.43%       14.49%    14.43%
  Leverage ratio                      8.92%     9.09%        8.92%     9.09%

Cash dividends to net income         30.12%    30.95%       30.63%    31.02%



PER SHARE DATA

Book value per share                 $17.33    $15.39       $17.33    $15.39
Net income per share                  $0.53     $0.45        $1.04     $0.90
Cash dividends per share              $0.16     $0.14        $0.32     $0.28



* Net income to average assets, net income to average shareholders' equity, and net interest margin are presented on an annualized basis.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


  The following should be read in conjunction with the attached condensed consolidated financial statements and with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1994.


RESULTS OF OPERATIONS

  Peoples Bancorp's growth in earnings continued for the quarter ended June 30, 1995. Net income for the second quarter of 1995 reached $1,534,000, a 16.9% increase from $1,312,000 in the second quarter of 1994. As a result of the increased income, quarterly earnings per share increased from $0.45 in 1994 to $0.53 in 1995, or 17.8%. For the six months ended June 30, 1995, net income totaled $3,020,000, or $1.04 per share, up from net income of $2,618,000 and earnings per share of $0.90 for the same period last year.

  The increase in net income can be attributed primarily to increased net interest income. Second quarter net interest income totaled $5,552,000 in 1995 compared to $4,991,000 in 1994, an 11.2% rise. Although net interest income increased, net interest margin dropped to 4.03%, as interest rate pressures remain a challenge to the financial services industry. The Company continues to expand efforts to grow higher-yielding assets such as loans, but aggressive pricing of the Company's interest-bearing deposits during the first half of 1995 caused modest narrowing of net interest margin. Management will continue to monitor net interest margin and the effects it has on the performance of the Company.

  Due to the volatility and uncertainty of the interest rate environment, the Company continues to focus on asset growth and areas other than net interest income as methods for increasing net income. Non-interest income totaled $1,028,000 for the second quarter of 1995, an increase of $77,000 or 8.1% from the same period last year. Several areas continue to enhance income, as both trust revenue and cost recovery-based service charges on deposit accounts provide the foundation for the Company's non-interest income. In addition to deposit products generating fee income for the Company, an agreement with an unaffiliated annuities and life insurance company has also generated non-interest income through the receipt of lease payments. The Company expects this non-traditional source of income to produce growth in revenue streams through the remainder of 1995 and beyond.

  The second quarter provision for loan loss totaled $310,000, compared to $248,000 for the same period in 1994. Nonperforming assets totaled just 0.29% of total assets at June 30, 1995, a modest decrease from 0.35% at March 31, 1995, demonstrating the high quality of the Company's loan portfolio at June 30, 1995. In the second quarter of 1995, loan chargeoffs totaled $527,000 and recoveries were $146,000, which resulted in net chargeoffs in the second quarter of $381,000, or 0.10% of average loans. Management feels the quality of the Company's loan portfolio is important and considers the net chargeoff ratio to be acceptable. Included in 1994's recoveries were several charged-off loans which were previously treated as uncollectible, thereby not providing an accurate comparison of chargeoff ratios. Management will continue to monitor the loan portfolio to maintain appropriate reserves for all potential loan losses.

  Maintaining acceptable levels of non-interest expense is important to the success of the Company. For the quarter ended June 30, 1995, total non-interest expense was $4,082,000, a 5.5% increase from last year's second quarter, but only a 0.4% increase from first quarter 1995. The largest component of non-interest expense remains employee wages and benefits, which totaled $2,098,000 in the second quarter, an increase of 1.5% compared to 1994's second quarter. The Company has focused on controlling salaries and benefit expense while raising the level of assets managed by its employees, particularly through the increased use of enhanced technology.

  Depreciation expense for the second quarter of 1995 totaled $568,000 compared to $532,000 last year, reflecting the scheduled depreciation of assets acquired during 1993 construction and rehabilitation of the downtown Marietta banking facility and significant investment in technology. Management will continue to focus on opportunities for operational efficiencies while maintaining the highest quality service to customers.

  Income tax expense for the second quarter of 1995 totaled $654,000, compared to $556,000 for the same period last year. This increase can be attributed to higher pre-tax income and the Company's decrease in tax-exempt income from $392,000 in second quarter 1994 to $323,000 this year, a 17.6% decline.

  Several ratios confirm the continued strong performance of the Company. Return on average assets for the second quarter of 1995 totaled 1.17%, a rise of six basis points from the prior year's same period. Return on average stockholders' equity increased from 11.71% in second quarter 1994 to 12.63% in 1995. The net unrealized holding gain on available-for-sale securities, net of deferred taxes, was $1,606,000 at June 30, 1995, up significantly from $189,000 at March 31, 1995. Since December 31, 1994, the net unrealized holding gain or loss on available-for-sale securities has increased $2,636,000, reflecting a solid increase in the fair value of these securities.

  On July 20, 1995, the Board of Directors of the Company authorized the additional purchase of up to 10,000 shares for the Company's treasury at prices not to exceed $23.50. In the second quarter, the Company purchased 19,925 treasury shares for a reduction in equity of $465,000. From January 1 to August 1, 1995, 30,855 treasury shares had been purchased for $719,000, continuing a commitment to improve shareholder value. On July 1, 1995, the Company paid a quarterly dividend of $0.16 per share, an increase of 14.3% compared to 1994's second quarter per share dividend of $0.14. Total cash dividends declared in the second quarter were $462,000, up 13.8% from last year's second quarter amount of $406,000. For the six months ended June 30, 1995, per share dividends totaled $0.32, an increase of 14.3% over last year. Total cash dividends declared were $925,000 for the first half of 1995 compared to $812,000 last year, 13.9% rise.

  In recent news affecting the financial services industry, the Federal Deposit Insurance Corporation (FDIC) on August 8, 1995 adopted a rule for reducing by 80% the premiums banks pay on deposit insurance. Although not scheduled to recapitalize until 2007 at 1.25% of the industry's insured deposits, it has been determined the Bank Insurance Fund (BIF) reached the designated reserve ratio during the first half of 1995. The date of full recapitalization will be determined by the FDIC later this year.
 Although no final rulings have been made, the Company is aware of this situation. If there are any refunds of excess FDIC premiums paid or reduction in future premiums, the Company's financial data will reflect any adjustments as appropriate.

  The performance of the Company in 1995's second quarter has slightly exceeded expectations. The interest rate environment will play an important role in the future earnings of the entire financial services industry and pressures on net interest income and margin are expected to intensify throughout 1995.
Aggressive pricing of funding products, such as certificates of deposits, in the first half of 1995 reflected the changing interest rate environment and more competitive market for customer deposits. Pressures on net interest margin constantly challenge the entire banking industry, and management realizes that successful management of the effect of these increased interest rates will be vital to the overall performance of the Company in 1995 and beyond. An asset/liability management team meets on a periodic basis to review net interest income and actively manages the risk associated with fluctuating interest rates.

  Enhanced non-interest income and controlled non-interest expense are vital contributions to the success of the Company. Second quarter results support the methods of maximizing the performance and efficiency of the Company. Peoples Bancorp has enhanced profits through larger dollar volume obtained by the expansion of interest bearing deposits and the ensuing asset growth. Although net interest margin has narrowed in 1995, growth through increased volume activity in the first six months has provided the Company increased earnings, and thus remains an integral part of management's operating plan. When compared to peer groups of financial institutions, management continues to concentrate on return on equity and earnings per share as a means to measure and direct the performance of the Company. While past results are not an indication of future earnings, management feels the Company is positioned to maintain performance through the remainder of 1995 and into next year.



FINANCIAL CONDITION

 Total assets increased from $516,962,000 at March 31, 1995 to $530,494,000 at the end of the second quarter, a growth rate of 2.6%. Cash and cash equivalents reached $35,078,000 by June 30, 1995, a quarterly increase of $2,757,000. Management feels the liquidity needs of the Company are satisfied by the increased balance of cash and cash equivalents, readily available access to non-traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of liquid funds should enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

  The most significant area of asset growth in 1995 continues to be investment securities, which have grown 8.4% since March 31, 1995 to $117,043,000. Total securities have increased 17.7% since December 31, 1994. Securities classified as held-to-maturity totaled $10,018,000 at June 30, down slightly from March 31, 1995's balance of $10,229,000. Securities growth occurred primarily in the available-for-sale classification, which totaled $107,025,000 at June 30, 1995, a quarterly increase of $9,232,000. Some of this increase can be attributed to the recovery of market value of the available-for-sale portfolio, which had a net unrealized gain of $2,433,000 at June 30, 1995, an increase of $2,146,000 since March 31, 1995. This change in position is a result of a more favorable interest rate environment as well as actions by the Company taken during the fourth quarter of 1994, when Peoples Bancorp repositioned the investment portfolio to take advantage of other investment opportunities.

  Continuing a trend that occurred throughout 1994 and early 1995, total loan balances grew to meet the expanding needs of the markets served by the Company. Total loans net of unearned interest at June 30, 1995 were $366,201,000, up from the prior quarter-end balance of $365,304,000. The Company continues its commitment to reinvest in the communities and markets it serves. Recently a subsidiary of the Company, The First National Bank of Southeastern Ohio, was awarded the highest rating possible of "Outstanding" from federal regulators for successful efforts to support community needs and comply with the Community Reinvestment Act.

  The Company consistently monitors the well-diversified loan portfolio to maintain and emphasize high underwriting standards. Non-performing assets as a percentage of total assets were 0.29% at June 30, 1995, a modest improvement from the prior quarter's ratio of 0.35%, and continuing improvement from 0.42% at December 31, 1994. Non-accrual loans decreased from $581,000 at March 31, 1995 to $382,000 at the end of the second quarter, while loans 90 days or more past due totaled $1,024,000 at June 30, 1995, a quarterly decrease of $110,000.

  On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114), which established new reporting criteria for all creditors when accounting for the impairment of certain loans. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows, discounted at the effective interest rate of the loan, or, as a practical expedient, the loan may be valued at the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 does not apply to large groups of smaller-balance homogeneous loans, such as mortgage and consumer loans, which are evaluated collectively for impairment. Because the majority of the Company's loan portfolio is comprised of these types of homogeneous loans, adoption of SFAS No. 114 was not material to the Company's financial statements. The Company will continue to monitor the status of any impaired loans, as well as performing loans, in order to determine the appropriate reserve for potential loan loss. Management considers the allowance for loan loss of 1.82% of total loans at June 30, 1995 to be adequate.

  In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122). SFAS No. 122 amends SFAS No. 65 and requires financial institutions to recognize as separate assets rights to service mortgage loans for others, whether those rights were acquired through purchase or through the origination and subsequent sale of loans with servicing rights retained. SFAS No. 122 is to be applied prospectively for years beginning after December 15, 1995, with earlier application encouraged. Historically the Company has experienced minimal secondary market action, therefore management anticipates this adoption will be immaterial to the Company's financial statements.

  Asset growth during the second quarter as well as the first half of 1995 was funded primarily through the expanded deposit base of the Company. In the second quarter, total deposits grew $9,507,000 or 2.2% to $437,403,000. The majority of growth was generated from interest bearing deposit products, where balances increased 2.5% to $391,324,000. In the second quarter, total certificates of deposits and Individual Retirement Accounts (IRA's) increased 2.6% to over $230 million (including $10 million in brokered certificates of deposit). The Company experienced a change in the mix of its deposit base, as many customers found the higher interest rates offered for certificates of deposits to be attractive. In the first six months of 1995, customers have moved some funds from non-interest bearing and lower interest bearing products (such as savings) to higher interest bearing deposits. As a result, balances in non-interest deposits totaled $46,079,000 at June 30, 1995, a 4.2% decrease since December 31, 1994.

  Throughout 1995, the Company's loan to deposit ratio has modestly declined, due mostly to the expansion of the deposit base during the first six months. At June 30, 1995, loan to deposit ratio was 83.72%, down slightly from March 31's ratio of 85.37%, compared to 89.48% at December 31, 1994. Management feels an acceptable loan to deposit ratio can be maintained because loan demand continued to be strong in the first six months of 1995.

  In addition to traditional deposits, the Company continues to access borrowings from the Federal Home Loan Bank (FHLB). This allows the Company to obtain reliable funds at fixed and indexed rates for longer periods of time than other traditional deposit products, creating the opportunity to match longer term fixed rate mortgages and other extended-maturity asset commitments against a similar funding source. Principal paydowns on long term advances from the FHLB during the second quarter resulted in total long term FHLB borrowings of $20,760,000, a 2.4% decrease from March 31, 1995. In addition to long term FHLB advances, the Company currently holds $4,716,000 in short-term advances from the FHLB. Management plans to maintain access to FHLB borrowings as an appropriate funding source.

  The Company's Asset/Liability Management (ALM) Committee meets periodically to address liquidity issues, including the management of the investment securities portfolio. The group also monitors net interest income, sets pricing guidelines, and manages interest rate risk for the Company. Through active balance sheet management, the Company maintains sufficient liquidity to satisfy depositor requirements and the various credit needs of its customers.

  The Company's capital continues to provide a strong base for profitable growth. Stockholders' equity reached $49,935,000 at June 30, 1995, a 4.8% increase from March 31, 1995, and a 9.4% increase from year-end 1994. The primary reason for the increase in stockholders' equity during the first half of 1995 was the adjustment for net unrealized holding gain on available-for-sale securities, net of deferred taxes, which had increased from a net unrealized holding loss (adjustment to equity) of $1,030,000 at December 31, 1994, to a net unrealized holding gain of $1,606,000 at the end of 1995's second quarter, an increase of $2,636,000. Since the majority of securities in the Company's portfolio are classified as available-for-sale, both the investment and equity sections of the Company's balance sheet are more sensitive to the changing fair values of investments, as experienced in the first half of 1995. Management feels the status of the investment markets do not substantially affect the Company's equity, as it continues to provide a strong base for expansion of operations as well as potential for growth in both new and existing markets.

  The Company has complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios.
 A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. The Company's risk-based capital ratio of 14.49% at the end of the second quarter represents a modest increase from the prior quarter's ratio of 14.38%, and well above the minimum standard of 8%. The Company's Tier 1 capital ratio of 13.24% also exceeded the regulatory minimum of 4%, and surpassed first quarter 1995's ratio of 13.13%. The Leverage ratio at June 30, 1995 was 8.92%, a modest decrease from March 31, 1995's ratio of 9.00%, but still well above the minimum standard of 3%. These ratios provide quantitative data demonstrating the strength and future opportunities for use of the Company's capital base. Management evaluates risk-based capital ratios and the capital position of the Company as part of its strategic decision process.




PART II


ITEM 1:  Legal Proceedings.
          	 None.


ITEM 2:  Changes in Securities.
          	 None.


ITEM 3:  Defaults upon Senior Securities.
          	 None.


ITEM 4:  Submission of Matters to a Vote of Security Holders.
          	 None.


ITEM 5:  Other Information.
          	 None.


ITEM 6:  Exhibits and Reports on Form 8-K.
          	 a)  Exhibits.
	                  11.  Computation of Earnings Per Share.
	                  27.  Financial Data Schedule (electronic filing only).
          	 b)  Reports on Form 8-K.
	                  None.



SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                            				    PEOPLES BANCORP INC.


Date:  August 11, 1995              By: /s/ ROBERT E. EVANS
                            				    Robert E. Evans
                            				    President and Chief Executive Officer



Date:  August 11, 1995              By: /s/ JOHN W. CONLON
	                            			    John W. Conlon
                            				    Chief Financial Officer

