Form 10-Q
period 1995-09-30
PEOPLES BANCORP INC
filed 1995-11-14
CIK 318300

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION Washington, DC.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                        Commission File
September 30, 1995                           Number 0-16772

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

Yes       X                No
      ----------                 ----------

Indicate the number of shares outstanding of each of the issuer's class of Common Stock, as of November 1, 1995: 3,143,309.


Page 1 of 18 Pages

Exhibit Index Appears on Page 18


PART I - FINANCIAL INFORMATION

ITEM 1
   The following Condensed Consolidated Balance Sheets, Consolidated Income Statements, and Consolidated Statements of Cash Flow of Peoples Bancorp Inc. (the "Company") and subsidiaries, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. Operating results for the nine months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. Complete audited consolidated financial statements with footnotes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.



PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS


                                  				      Sept. 30, 1995    Dec. 31, 1994
                                  				      --------------    -------------
ASSETS
Cash and cash equivalents:
Cash and due from banks                        $18,202,000      $19,551,000
Interest-bearing deposits in other banks           277,000          650,000
Federal funds sold                              13,650,000        4,500,000
                                  				      --------------    -------------
  Total cash and cash equivalents               32,129,000       24,701,000

Securities:
Available-for-sale, at estimated fair
 value (amortized cost of $124,532,000
 and $91,783,000  at September 30, 1995
 and December  31, 1994, respectively)         126,612,000       90,172,000
Held-to-maturity, at amortized cost
 (fair value of $10,044,000 and estimated
 $9,089,000 at September 30, 1995 and
 December 31, 1994, respectively)                9,807,000        9,247,000
                                  				       -------------     ------------
  Total securities                             136,419,000       99,419,000

Loans, net of unearned interest                370,259,000      361,353,000
Allowance for loan losses                       (6,781,000)      (6,783,000)
                                  				       -------------     ------------
  Net loans                                    363,478,000      354,570,000

Bank premises and equipment, net                10,536,000       10,807,000
Other assets                                     8,096,000        8,509,000
                                  				       -------------     ------------
    Total assets                              $550,658,000     $498,006,000
                                  				       =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing                       		  $46,905,000      $48,121,000
Interest bearing                           				394,498,000      355,698,000
                                  				       -------------    -------------
  Total deposits                               441,403,000      403,819,000

Short-term borrowings:
Federal funds purchased and securities
 sold under repurchase agreements               12,437,000        9,267,000
Federal Home Loan Bank term advances            19,216,000       10,500,000
                                  				       -------------    -------------
  Total short-term borrowings                   31,653,000       19,767,000

Long-term borrowings                            21,508,000       23,787,000
Accrued expenses and other liabilities           5,494,000        4,998,000
                                  				       -------------    -------------
  Total liabilities                            500,058,000      452,371,000
                                  				       =============    =============

Stockholders' Equity
Common stock, no par value,
 6,000,000 shares authorized.
 3,328,271 shares issued and  3,159,064
 shares outstanding as of September 30,
 1995; and 3,020,908  shares issued and
 2,899,938 shares outstanding as of
 December 31, 1994                              30,830,000       24,326,000
Net unrealized holding gain (loss) on
 available-for-sale securities, net
 of deferred taxes                               1,374,000       (1,030,000)
Retained earnings                               20,900,000       24,078,000
                                  				       -------------     ------------
                                         					  53,104,000       47,374,000
Treasury stock, at cost, 169,207 shares
 as of September 30, 1995, and 120,970
 shares as of December 31, 1994                 (2,504,000)      (1,739,000)
                                  				       -------------     ------------
   Total stockholders' equity                   50,600,000       45,635,000
                                  				       -------------     ------------
   Total liabilities and
      stockholders' equity                    $550,658,000     $498,006,000
                                  				       =============     ============



PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


                         		  Three Months Ended          Nine Months Ended
                        		     September 30,               September 30,
                         	   1995         1994           1995          1994
                 	       ------------------------    ------------------------
Interest income          $11,086,000   $9,146,000    $31,965,000  $26,288,000
Interest expense           5,476,000    3,930,000     15,320,000   11,204,000
                 	       -----------  -----------    -----------  -----------
 Net interest income       5,610,000    5,216,000     16,645,000   15,084,000

Provision for loan losses    360,000      167,000        955,000      607,000
                 	       -----------  -----------    -----------   ----------
Net interest income
 after provision for
 loan losses               5,250,000    5,049,000     15,690,000   14,477,000
Other income               1,103,000      970,000      3,137,000    2,950,000
Gain on sale
  of securities               17,000          ---         17,000      126,000
Other expenses             4,038,000    3,919,000     12,187,000   11,701,000
                 	       -----------  -----------    -----------   ----------
Income before
 income taxes              2,332,000    2,100,000      6,657,000    5,852,000
Federal income taxes         722,000      628,000      2,027,000    1,762,000
                 	       -----------  -----------    -----------  -----------
   Net income             $1,610,000   $1,472,000     $4,630,000   $4,090,000
                 	       ===========  ===========    ===========  ===========

Earnings per share             $0.51        $0.46          $1.45        $1.28
                        		==========   ==========     ==========   ==========

Weighted average shares
 outstanding (primary)     3,172,341    3,199,843      3,185,711    3,199,178
                        		==========   ==========     ==========   ==========

Cash dividends declared     $488,000     $435,000     $1,413,000   $1,247,000
                        		==========   ==========     ==========   ==========

Cash dividend per share        $0.15        $0.14          $0.45        $0.39
                        		==========   ==========     ==========   ==========




PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         						       Nine Months Ended
                                                 						 September 30,
                                           					     1995           1994
                                          					  -----------     ----------
Cash flows from operating activities:
 Net income                                       $4,630,000     $4,090,000
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Provision for loan losses                  		   955,000        607,000
     Gain on sale of investment securities           (17,000)      (126,000)
     Depreciation and amortization                 1,145,000      1,261,000
     Decrease (increase) in interest receivable      711,000       (310,000)
     Increase in interest payable                     80,000         69,000
     Deferred income taxes                           (75,000)           ---
     Deferral of net loan origination (fees) costs   (37,000)        47,000
     Other, net                                     (597,000)    (1,167,000)
                                           					 -----------    -----------
     Net cash provided by operating activities     6,795,000      4,471,000

Cash flows from investing activities:
Purchases of available-for-sale securities       (48,633,000)   (19,686,000)
Purchases of held-to-maturity securities          (1,230,000)    (3,113,000)
Proceeds from sales of
  available-for-sale securities                    1,066,000      8,274,000
Proceeds from maturities of
  available-for-sale securities                   14,351,000     13,502,000
Proceeds from maturities of
  held-to-maturity securities                        651,000        506,000
Net increase in loans                            (10,209,000)   (26,837,000)
Expenditures for premises and equipment             (716,000)      (322,000)
Proceeds from sales of other real estate owned        69,000        142,000
                                           					 -----------     ----------
     Net cash used in investing activities       (44,651,000)   (27,534,000)

Cash flows from financing activities:
Net (decrease) increase in
 non-interest bearing deposits                    (1,216,000)       374,000
Net increase in interest-bearing deposits         38,800,000     17,419,000
Net increase in short-term borrowings             11,886,000      1,414,000
Proceeds from long-term borrowings                       ---      7,500,000
Payments on long-term borrowings                  (2,279,000)    (3,221,000)
Cash dividends paid                              	(1,252,000)    (1,247,000)
Purchase of treasury stock                          (765,000)      (215,000)
Proceeds from issuance of common stock               110,000           	---
                                           					------------    -----------
     Net cash provided by financing activities    45,284,000     22,024,000

Net increase (decrease) in cash
 and cash equivalents                              7,428,000     (1,039,000)
Cash and cash equivalents at beginning of year    24,701,000     28,323,000
                                           					 -----------    -----------
Cash and cash equivalents at end of period       $32,129,000    $27,284,000
                                           					 ===========    ===========




NOTES TO FINANCIAL STATEMENTS
  	The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.
  	On August 22, 1995, the Board of Directors of the Company announced the declaration of a 10% stock dividend to be issued
October 25, 1995, to shareholders of record as of October 10, 1995. This stock dividend has been given retroactive effect to the financial statements and per share information as if it occurred on or before September 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA
   The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows.

                        			     Three Months Ended       Nine Months Ended
                           		      September 30,            September 30,
                              	 	 1995     1994            1995      1994
                                 ---------------          ----------------
SIGNIFCANT RATIOS
Net income to:
 Average assets*                 1.20%     1.22%          1.18%     1.15%
 Average shareholders' equity*  12.85%    13.06%         12.75%    12.29%
 Net interest margin*            4.61%     4.82%          4.71%     4.75%

Efficiency ratio*               60.15%    63.35%         61.61%    64.88%

Average shareholders' equity
 to average assets               9.31%     9.31%          9.29%     9.35%

Loans net of unearned interest
 to deposits (end of period)    83.88%    86.37%         83.88%    86.37%

Allowance for loan losses to
 loans net of unearned
 interest (end of period)        1.83%     1.94%          1.83%     1.94%

Capital ratios:
	 Tier I capital ratio          12.88%    13.07%         12.88%    13.07%
  Risk-based capital ratio      14.13%    14.32%         14.13%    14.32%
  Leverage ratio                 8.75%     8.93%          8.75%     8.93%

Cash dividends to net income    30.31%    29.55%         30.52%    30.49%

PER SHARE DATA
Book value per share            $16.02    $14.15         $16.02    $14.15

Net income per share             $0.51     $0.46          $1.45     $1.28

Cash dividends per share         $0.15     $0.14          $0.45     $0.39



* Net income to average assets, net income to average shareholders' equity, net interest margin, and efficiency ratio are presented on an annualized basis.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

   The following discussion and analysis of the consolidated financial statements of the Company is presented to provide insight into management's assessment of the financial results. The Company's subsidiaries, The Peoples Banking and Trust Company ("Peoples Bank"), The First National Bank of Southeastern Ohio ("First National Bank"), and The Northwest Territory Life Insurance Company ("Northwest Territory"), provide financial services to individuals and businesses within the Company's market area. Peoples Bank is chartered by the state of Ohio and subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation ("FDIC") and the Ohio Division of Banks. First National is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency.



RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT
  	For the quarter ended September 30, 1995, the Company earned $1,610,000 in net income, a 9.4% increase from $1,472,000 in third quarter 1994. Third quarter earnings per share increased 10.9% from $0.46 in 1994 to $0.51 in 1995. For the nine months ended September 30, 1995, net income reached $4,630,000, or $1.45 per share, compared to net income of $4,090,000 and earnings per share of $1.28 for the same period last year. All references to per share amounts have been adjusted to reflect a 10% stock dividend issued to shareholders of record on October
10, 1995, and a 2 for 1 stock split issued to shareholders of record on April 29, 1994.
  	Net income increased in the third quarter due to enhanced performance in several key areas. Third quarter fully-tax equivalent net interest income increased $387,000, or 7.1% compared to 1994's third quarter, due to increased earning asset volume. Comparing the same time periods, net interest margin
(net yield on interest-earning assets) decreased 21 basis points to 4.61%. Excluding gains from sales of investment securities, third quarter non-interest income reached $1,103,000, a 13.7% increase compared to the same period last year. Third quarter non-interest expense was $4,038,000 compared to $3,919,000 in the same period last year, an increase of 3.0%.

INTEREST INCOME AND EXPENSE
  	Net interest income continued to provide strong earnings for the Company, as third quarter net interest income totaled
$5,610,000 in 1995 compared to $5,216,000 last year, up 7.6%.
Net interest margin totaled 4.61% in the third quarter, a modest decline compared to the previous quarter's ratio of 4.69%.
Interest rate pressures remain a challenge for the entire financial services industry. The Company's aggressive pricing of interest-bearing deposits in the first nine months of 1995 caused the narrowing of net interest margin. Management expects net interest margin to stabilize in the near term and will continue to monitor the effects it has on the performance of the Company.
  	Please refer to the "Average Balance Sheet and Analysis of Net Interest Income" table included on page 13 for a complete quantitative evaluation of interest yields and costs for the Company.
  	The Company recorded a provision for loan loss of $360,000 in the third quarter, up from $167,000 reported for the same period last year. In 1994, the Company recognized a reduction in the allowance established in 1992 for certain loans from acquired Resolution Trust Corporation ("RTC") loans. The allowance was decreased in 1994 due to the future expected performance of the RTC loans, and as a result, reduced the 1994 third quarter provision for loan loss by approximately $51,000. Management believes third quarter loan loss provision to be appropriate.

NON-INTEREST INCOME
  	Several categories of non-interest income reflect increases compared to 1994. Income generated from fiduciary activities totaled $468,000 for the quarter ended September 30, 1995, up
23.5% compared to the same period last year. The Investment and Trust Division of Peoples Bank manages over $350 million in assets (market value) and continues to be a leader in fiduciary services for the Company's market area.
  	Third quarter service charge income increased 7.9% to $530,000 compared to third quarter 1994. The Company's fee income generated from deposits is based on cost recoveries associated with services provided. In addition to traditional deposit products generating non-interest income for the Company, an agreement with an unaffiliated annuities and life insurance agency has also generated non-interest income through the receipt of lease payments. In the third quarter of 1995, approximately $41,000 of non-interest income was recorded compared to $26,000 in third quarter 1994. The Company expects this non-traditional source of income to produce growth in revenue streams through the remainder of 1995 and beyond.

NON-INTEREST EXPENSE
  	Maintaining acceptable levels of non-interest expense is important to the profitability of the Company. In the third quarter of 1995, non-interest expense totaled $4,038,000, a 3.0% rise compared to last year's third quarter. Third quarter non-interest expense reflects the Company's receipt of a refund of $260,000 from previously paid insurance premiums to the Bank Insurance Fund ("BIF"). In connection with the refund, the Company's annual premium rate charged per $100 of BIF deposits has been decreased from $0.23 to $0.04. Management anticipates lower future BIF premiums, which will improve the Company's efficiency ratios in the future.
  	The largest component of non-interest expense remains employee wages and benefits, which totaled $2,284,000, an increase of 10.5% compared to third quarter 1994. This increase can be attributed to additional accruals in the third quarter, which reflect anticipated cost increases in incentive and medical benefits for 1995. Management does not consider third quarter employee wage and benefit expense to be representative of future expectations. The Company's management will continue to focus on controlling employee wages and benefits as a method for enhancing performance.
  	On September 29, 1995, the Company announced a voluntary early retirement program to certain qualifying employees representing approximately 7% of the Company's employee base. The plan is designed to position the Company to manage the future challenges facing the banking industry. The Company will recognize a charge to earnings when the employees accept the offer and the amount of benefits to be awarded can be reasonably estimated. Twenty-one employees are eligible for early retirement. If all who qualify for the program accept, the Company would recognize an after-tax charge of no more than approximately $525,000 in the fourth quarter of 1995. All eligible employees must make their decisions for election for early retirement by December of 1995. The Company anticipates future benefits in terms of reduced non-interest expense and increased efficiencies.
Current estimates indicate a payback within the next three years.
  	In October 1995, the Financial Accounting Standards Board ("FASB") approved a one-time holiday from Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument or allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion No. 25"). SFAS No. 123 is effective for transactions entered into in fiscal that begin after December 15, 1995.
  	Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The
Company maintains fixed stock option plans and such options have no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized for them.
  	As permitted by SFAS No. 123, the Company has elected to continue accounting for stock-based compensation under Opinion
No. 25, and accordingly, will make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

RETURN ON ASSETS
  	For the nine months ended September 30, 1995, return on average assets ("ROA") reached 1.18%, up three basis points from the same period last year. The Company's third quarter ROA of 1.20% has decreased slightly from 1.22% reported for the third quarter of 1994. The decline in ROA for the third quarter can be attributed to asset growth strategies implemented by the Company in 1995 designed to produce incremental net income dollars for increased return on stockholders' equity. Management anticipates ROA levels to remain steady for the remainder of 1995 and through early 1996.

RETURN ON EQUITY
  	The Company's return on average equity ("ROE") has remained steady through the first three quarters of 1995. In the third quarter, ROE was reported at 12.85%, a modest decline compared to third quarter 1994's ratio of 13.06%. This decrease can be attributed to equity fluctuations from 1994 to 1995 relative to the equity adjustment on available-for-sale investment securities. Last year's third quarter average equity balance was affected minimally by the net unrealized gain on available-for-sale securities, net of deferred taxes. In 1995's third quarter, the net unrealized gain increased average equity by nearly $1.4 million.
  	The Company's management expects modest improvement in ROE through the remainder of 1995 and into 1996. During the third quarter, the Company's Board of Directors authorized the Company to repurchase of up to $1 million in treasury shares at market prices, thereby slowing the growth of equity experienced by the Company in recent periods. Management believes ROE is an important measure of an organization's financial strength and continues to monitor the performance of the Company in relation to shareholders' equity.

FEDERAL INCOME TAX EXPENSE
  	Federal income taxes increased from $628,000 in third quarter 1994 to $722,000 in 1995. This increase can be attributed to the Company's higher pre-tax income and decrease in tax-exempt income from $388,000 in third quarter 1994 to $374,000 in 1995, a 3.6% decline.



FINANCIAL CONDITION

OVERVIEW OF BALANCE SHEET
  	Total assets increased from $530,494,000 at June 30, 1995 to $550,658,000 at the end of the third quarter, a growth rate of 3.8%. Since December 31, 1994, the Company's total assets have grown 10.6% through deposit growth and borrowings. In 1995's third quarter, asset growth occurred primarily in investment securities, which increased 16.6% to $136,419,000. Total loans increased in the third quarter by over $4 million to $370,259,000. Since June 30, 1995, total deposits have grown $4 million, short-term borrowings more than doubled to over $31.6 million, and long-term borrowings declined 4.2% to $21,508,000.

CASH AND CASH EQUIVALENTS
  	Cash and cash equivalents totaled $32,129,000 at September 30, 1995, a quarterly decrease of 8.4%. In the third quarter, federal funds sold decreased over $4.7 million to $13,650,000 as the Company directed liquid funds into higher interest-earning assets such as investment securities and loans. Management feels the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds should enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

INVESTMENT SECURITIES
  	The most significant area of asset growth in 1995 and particularly in the third quarter was investment securities, which have grown $37.0 million since December 31, 1994, and over $19.3 million in the third quarter.
   The majority of growth has occurred in the available-for-sale classification of the portfolio. In the third quarter, the Company initiated a growth strategy designed to position the portfolio for future earnings while maintaining adequate liquidity. As a result, quarterly investments in U. S.
government agencies grew $16,629,000 to a September 30, 1995 balance of $48,129,000. Tax-exempt securities also increased during the third quarter, reaching $21,891,000 at the end of the quarter, a rise of 8.4% or $1,688,000.
  	Since the majority of the Company's investment securities are classified as available-for-sale, the investments are more susceptible to market fluctuations than investments classified as held-to-maturity. At September 30, 1995, the Company was carrying a markup of $2,080,000 on its available-for-sale securities, compared to June 30's markup of $2,433,000.
Management expects market fluctuations to have minimal effect on the Company's balance sheet. Available-for-sale securities also provide greater flexibility in meeting liquidity needs as they come due. The Company will continue to classify investment securities, as appropriate, in the available-for-sale category.
  	Management monitors the earnings performance and the effectiveness of the liquidity of the investment portfolio on a regular basis through Asset/Liability Committee ("ALCO") meetings. The group also monitors net interest income, sets pricing guidelines, and manages interest rate risk for the Company. Through active balance sheet management and analysis of the investment securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and the various credit needs of its customers.
  	In October 1995, FASB approved a one-time holiday from SFAS No. 115, "Accounting for Certain Investments in Debt and Equity
Securities", preventing restrictions over held-to-maturity securities. Entities will have a one time opportunity to restructure their portfolios from approximately November 1 to December 31, 1995. Specifically, the FASB decided that entities may sell or transfer securities from their held-to-maturity portfolio without calling into question their intent to hold other debt securities to maturity in the future or their past financial reporting. The Company has not yet completed its analysis of the potential impact of the SFAS No. 115 "holiday".
However, the Company intends to take advantage of the "holiday" if it will favorably impact its liquidity and interest rate risk management strategy.

LOANS
  	The Company's loan volume continues to grow reflecting the additional credit opportunities provided by the markets served.
In the third quarter, average consumer loan balances increased 3.2% to $99,263,000, as a result of growing consumer credit demand in the Company's market area as well as the entire financial services industry. Average real estate loans grew by a modest 0.5% in the third quarter but still comprise over 60% of the entire loan portfolio of the Company. Average balances in commercial loans decreased by over $4.0 million in the third quarter, as the Company experienced softening of commercial loan demand in the markets served, fluctuations in automobile floor plan balances due to timing of inventory shipments, as well as normal attrition of commercial loans as they mature. Management feels the fluctuating needs of operating lines of credit for commercial customers also caused this decline in total commercial credit outstanding for the third quarter. The Company's management feels commercial loan balances will remain stable thorough the remainder of 1995 and modestly increase in the future as the Company's markets present opportunities for quality commercial loans.
   In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 amends SFAS No. 65 and requires financial institutions to recognize as separate assets rights to service mortgage loans for others, whether those rights were acquired through purchase or through the origination and subsequent sale of loans with servicing rights retained.
SFAS No. 122 is to be applied prospectively for years beginning after December 15, 1995, with earlier application encouraged. Historically the Company has experienced minimal secondary market action, therefore management anticipates this adoption will be immaterial to the Company's financial statements.

LOAN CONCENTRATION
  	The Company does not have a concentration of its loan portfolio in any one industry. Real estate lending continues to be the largest component of the loan portfolio.


ALLOWANCE FOR LOAN LOSSES
  	The allowance for loan losses as a percentage of loans modestly increased from 1.82% at June 30, 1995, to 1.83% at the end of the third quarter. The total dollar amount of the reserve increased $100,000. The Company's third quarter provision for loan losses on the income statement totaled $360,000, while gross charge-offs were $369,000, and recoveries amounted to $109,000.
  	A significant portion of the Company's charge-offs through September 30, 1995 occurred in the consumer loan category.
Recent industry reports indicate outstanding consumer credit is on the rise. Consequently, consumer credit delinquency has increased. Management continues to monitor the entire loan portfolio to determine the adequacy of the allowance.
  	Nonaccrual loans and those loans 90 days past due totaled $509,000 and $1,195,000 respectively at the end of 1995's third quarter. Nonperforming loans as a percentage of outstanding loans was 0.47% at September 30, 1995, compared to 0.68% at September 30, 1994.
  	On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for
Impairment of a Loan" ("SFAS No. 114"), which established new reporting criteria for all creditors when accounting for the impairment of certain loans. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows, discounted at the effective interest rate of the loan, or, as a practical expedient, the loan may be valued at the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 does not apply to large groups of smaller-balance homogeneous loans, such as mortgage and consumer loans, which are evaluated collectively for impairment. Because the majority of the Company's loan portfolio is comprised of these types of homogeneous loans, adoption of SFAS No. 114 was not material to the Company's financial statements concerning accounting policies, revenue recognition, and reporting of nonperforming assets. The Company will continue to monitor the status of any impaired loans, as well as performing loans, in order to determine the appropriate reserve for potential loan loss. Management considers the allowance for loan loss of 1.83% of total loans at September 30, 1995 to be adequate.

FUNDING SOURCES
  	The Company considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the
Company and the expansion of the deposit base has sustained the asset growth of the Company during 1995.  For the nine months ended September 30, 1995, total deposits have grown 9.3%, with the majority of the growth occurring in time deposits.  In the third quarter, total deposits grew $4.0 million to $441,403,000.
  	During the first six months of 1995, the Company experienced a change in the mix of its deposit base, as many customers found the higher interest rates offered for certificates of deposits to be attractive.  Late in the third quarter, the Company
adjusted its time deposit rates to be closer to average of the market area.  The result was a 1.6% quarterly decrease in time deposits to $226,358,000 (including $10 million in brokered certificates of deposit) at September 30, 1995. Other interest-bearing deposit balances such as NOW accounts, savings deposits, etc., did not significantly change during the third quarter.  Non-interest bearing deposits increased 1.8% to the
September 30, 1995 balance of $46,905,000.
  	In addition to traditional deposits, the Company continues to access borrowings from the Federal Home Loan Bank ("FHLB").
This allows the Company to obtain reliable funds at fixed and indexed rates for longer periods of time than other traditional deposit products, creating the opportunity to match longer term fixed rate mortgages and other extended-maturity asset
commitments against a similar funding source.  Principal
paydowns on long-term advances from the FHLB during the third quarter resulted in total long-term FHLB borrowings of
$19,818,000, a quarterly decrease of 4.5%.
  	The most significant change to the Company's funding sources in the third quarter occurred through increased balances in
short-term borrowings.   In the third quarter, the Company
implemented a growth strategy designed to enhance net interest income and other performance ratios in future periods.
Short-term borrowings increased $16,514,000 in the third quarter to $31,653,000 at September 30, due primarily to a $15 million, 90-day borrowing from the FHLB. Management plans to maintain access to FHLB borrowings as an appropriate funding source. In the third quarter, other short-term borrowings such as overnight repurchase agreements increased over $2 million to $11,279,000 due mostly to fluctuating customer needs. A modest volume increase can be attributed to new business customers using the Company's cash management services. The Company continues to explore new methods of providing cash management services for its business customers through enhanced systems and products.

CAPITAL/STOCKHOLDERS' EQUITY
  	The Company's capital continues to provide a strong base for profitable growth. Stockholders' equity reached $50,600,000 at September 30, 1995, a quarterly increase of 1.3%, and a 10.9% increase from year-end 1994. Third quarter growth was a result of retention of net income as the Company earned $1,610,000 and paid dividends of $488,000, a dividend payout ratio of 30.31% of net income. Management feels this is an acceptable payout ratio for the Company and anticipates similar payout ratios in future periods.
  	Equity growth was slowed in the third quarter by the adjustment for net unrealized holding gain on available-for-sale securities, net of deferred taxes, which decreased $232,000 to $1,374,000 at September 30, 1995. Since the majority of securities in the Company's portfolio are classified as available-for-sale, both the investment and equity sections of the Company's balance sheet are more sensitive to the changing fair values of investments experienced during the third quarter.
The Company's management feels the status of the investment markets do not substantially affect the Company's equity, as it continues to provide a strong base for expansion of operations as well as potential for growth in both new and existing markets.
  	The Company has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios.
A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. The Company's risk-based capital ratio of 14.13% at September 30, 1995 is well above the minimum standard of 8%.
The Company's Tier 1 capital ratio of 12.88% also exceeded the regulatory minimum of 4%. The Leverage ratio at September 30, 1995 was 8.75% and also above the minimum standard of 3%. These ratios provide quantitative data demonstrating the strength and future opportunities for use of the Company's capital base.
Management continues to evaluate risk-based capital ratios and the capital position of the Company as part of its strategic decision process.

LIQUIDITY AND INTEREST RATE SENSITIVITY
  	Liquidity measures an organization's ability to meet cash obligations as they come due. The Consolidated Statement of Cash Flows presented on page 5 of the accompanying financial statements provide analysis of the Company's cash and cash equivalents. Additionally, management considers that portion of the loan portfolio that matures within one year and the maturities within one year in the investment portfolio as part of the Company's liquid assets. The Company's liquidity is monitored by the ALCO, which establishes and monitors ranges of acceptable liquidity measurement. Management feels the Company's current liquidity position is adequate.
  	The interest rate sensitivity position at September 30, 1995 indicated the Company was liability sensitive in the short-term and asset sensitive for periods longer than one year. In the long-term, the Company is in a net asset sensitive position, which means if interest rates increase, the Company's net interest income will increase over time. If interest rates decline, net interest income will also decrease. Management monitors the asset and liability sensitivity through the ALCO and uses this data to make appropriate strategic decisions.

EFFECTS OF INFLATION ON FINANCIAL STATEMENTS
  	Substantially all of the Company's assets relate to banking and are monetary in nature. Therefore they are not impacted by inflation to the same degree as companies in capital intensive industries. During a period of rising prices, a net monetary asset position results in loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the banking industry, typically monetary assets exceed monetary liabilities.
Therefore as prices have recently increased, financial institutions experienced a decline in the purchasing power of their net assets.

FUTURE OUTLOOK
  	The performance of the Company in 1995's third quarter has slightly exceeded expectations. Management feels the consistent earnings record has positioned the Company to achieve established goals and enhance investor return. Management continues to challenge its workforce to identify critical banking processes and re-engineer services to provide the customer with exceedingly high quality products and services. Investments in technology allow the workforce the opportunity to compete at higher levels than other financial institutions of similar size. Management feels the current combination of human resources and technology has positioned the Company for the future.
  	The interest rate environment will play an important role in the future earnings of the entire financial services industry and pressures on net interest income and margin are expected to intensify throughout 1995 and into next year. Aggressive pricing of funding products, such as certificates of deposits, in the first nine months of 1995 reflected the changing interest rate environment and more competitive market for customer deposits. Recently, interest rates were adjusted in several time deposit categories to bring deposit pricing closer to the average of the markets served. Management realizes that successful management of the effect of the customer deposit interest rates will be vital to the overall performance of the Company in 1995 and beyond.
  	The Company's asset growth continues to be a focus of management. Several strategies, including additional purchases of investment securities, have been implemented during 1995. Management will continue to analyze a wide variety of methods as means of maximizing customer service, as well as enhancing profitability and return to shareholders.
  	Enhanced non-interest income and controlled non-interest expense are critical to the success of the Company. Third quarter results reflect successful enhancements of the Company's performance and efficiency. The third quarter efficiency ratio shows the Company's results to be improved compared to the prior quarter, from 62.04% in the second quarter of 1995 to 60.15% for the quarter ended September 30, 1995. The efficiency ratio, which measures non-interest expense as a percentage of net interest income and non-interest income, was improved primarily through the refund received from previously paid BIF premiums.
An improved efficiency ratio will help enable the Company to enhance profitability and return on equity.
  	Other methods of reducing non-interest expense include a Company focus to decrease normal costs of business such as paper and supplies expense. The Company has increased its investment in technology in preparation for a business environment based more on electronic services, which will provide the customer with faster, more efficient service. Salaries and wages are analyzed on a regular basis to identify greater possible efficiencies. The early retirement program offered to select employees will also have an effect on future performance and the ability of the Company to meet expected performance goals.
  	Throughout 1995, the Company's loan to deposit ratio has modestly declined, due mostly to the expansion of the deposit base during the first nine months. At September 30, 1995, loan to deposit ratio was 83.88%, compared to 89.48% at December 31, 1994. Management is comfortable with the current loan to deposit ratio and feels an acceptable ratio can be maintained due to strong loan demand experienced through the first nine months of 1995.
  	Although net interest margin has narrowed in 1995, growth through increased volume activity in the third quarter has provided the Company increased earnings, and thus remains an integral part of management's operating plan. The Company continues to enhance profits through larger dollar volume obtained by the expansion of interest bearing deposits and the ensuing asset growth. Management concentrates on return on equity and earnings per share, among other methods, as techniques to measure and direct the performance of the Company and in comparison with peer groups of financial institutions.
While past results are not an indication of future earnings, management feels the Company is positioned to maintain performance of normal operations through the remainder of 1995 and into next year.




PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME




                           					  Three Months Ended                       Nine Months Ended
                           				      September 30,                           September 30,
                          				  1995              1994                  1995                 1994
                          ---------------   ---------------        ---------------     ---------------
                          Average  Yield/   Average  Yield/        Average  Yield/     Average  Yield/
                          Balance   Rate    Balance   Rate         Balance   Rate      Balance   Rate
                          -------  ------   -------  ------        -------  ------     -------  ------


ASSETS
Securities:
 Taxable                  $98,878   6.99%    $77,666	  6.75%       $90,255    7.06%	   $77,308   6.76%
 Tax-exempt                24,915   8.76%     24,569   9.10%        23,415    8.98%    	23,995   9.32%
                          -------   -----    -------   -----       -------    -----    -------   -----
   Total                  123,793   7.35%    102,235   7.32%       113,670    7.46%    101,303   7.36%

Loans:
  Commercial               43,727  10.78%     50,523   9.49%        45,917  	10.47%     48,032   8.93%
  Real estate             222,922   8.75%    207,556 	 7.91%       222,607   	8.61%    202,399   7.80%
  Consumer (net)           99,263  10.67%     84,840   9.66%        96,191  	10.44%     81,202   9.59%
                          -------  ------    -------   -----       -------   ------    -------   -----
   Total                  365,912   9.52%    342,919   8.57%       364,716    9.33%	   331,633   8.40%
Less: Allowance for
 loan losses               (6,726)            (6,753)               (6,723)             (6,645)
                          -------  ------    -------   -----       -------    -----    -------   -----
   Net loans              359,186   9.69%    336,166   8.75%       357,993   	9.50%    324,988   8.58%

Interest-bearing deposits     339   4.72%      1,328   4.22%           610    5.68%      2,094   3.37%
Federal funds sold         20,179   5.87%      9,757   4.59%        14,608    5.78%     11,923   3.78%
                          -------   -----    -------   -----       -------    -----    -------   -----
   Total earning assets   503,497   8.96%    449,486   8.32%       486,881    8.91%    440,308   8.14%
Other assets               34,899             35,427                34,496              34,946
                         --------           --------              --------            --------
    Total assets         $538,396           $484,913              $521,377            $475,254
                         ========           ========              ========            ========

LIABILITIES AND EQUITY
Interest-bearing deposits:
 Savings                 $69,013    3.42%    $76,267   2.86%       $69,289     3.36%	  $76,140   2.72%
 Interest-bearing
   demand deposits        96,105    3.69%     87,290   2.70%        91,080     3.47%    84,385   2.51%
 Time                    229,014    5.93%    186,504   4.97%       222,731     5.73%   185,380   4.87%
                         -------    -----    -------   -----       -------     -----   -------   -----
    Total                394,132    4.95%    350,061   3.95%       383,100     4.76%   345,905   3.82%

Borrowed funds:
 Short-term               20,282    5.25%      9,940   2.82%        14,681     5.00%     8,921   2.48%
 Long-term                22,309    6.04%     27,561   5.88%        24,125   	 6.01%    25,595   5.91%
                         -------    -----    -------   -----        ------     -----    ------   -----
    Total                 42,591    5.66%     37,501   5.07%        38,806     5.63%    34,516   5.03%
                         -------    -----    -------   -----        ------     -----    ------   -----
    Total interest
     bearing liabilities 436,723    5.02%    387,562   4.06%       421,906     4.84%   380,421   3.93%

Non-interest
  bearing deposits        46,602              47,128                46,439			           45,403
Other liabilities          4,951               5,126        		       4,617               5,059
                         -------             -------               -------             -------
    Total liabilities    488,276             439,816               472,962             430,883
                         -------             -------               -------             -------
Stockholders' equity      50,120              45,097  	     	       48,415              44,371
                         -------             -------               -------             -------
  Total liabilities
    and equity          $538,396            $484,913              $521,377            $475,254
                        ========            ========              ========				        ========

Interest income to earning assets   8.96%              8.32%                   8.91%             8.14%
Interest expense to earning assets  4.35%     		       3.50%                 		4.20%             3.39%
                                    -----              -----                   -----             -----
     	 Net interest margin          4.61%             	4.82%                   4.71%             4.75%
                                    =====              =====                   =====             =====


Interest income and yields presented on a fully tax-equivalent basis using a 34% tax rate.



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


                                  PEOPLES BANCORP INC.


Date:  November 10, 1995          By: /s/ ROBERT E. EVANS
                           							Robert E. Evans
                           							President and Chief Executive Officer


Date:  November 10, 1995          By: /s/ JOHN W. CONLON
                           							John W. Conlon
                           							Chief Financial Officer



