Form 10-K
period 1995-12-31
PEOPLES BANCORP INC
filed 1996-04-01
CIK 318300

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549


                           FORM 10-K


(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended December 31, 1995

                             		OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from ____ to ____


               			Commission file number 0-16772

                         PEOPLES BANCORP INC.
        ------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

           Ohio                                          31-0987416
- ------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S Employer
incorporation or organization)                      Identification No.)

138 Putnam Street, P. O. Box 738, Marietta, Ohio            45750
- --------------------------------------------------        ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (614) 373-3155
                                          						        --------------

Securities registered pursuant to
 Section 12(b) of the Act:                                   None
                                           						         -----------

Securities registered pursuant to
 Section 12(g) of the Act:                  Common Shares, No Par Value
	                                        			   (3,118,334 outstanding
                                       					    at February 29, 1996)
                                      					 ----------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes    X         No
       	   ------           ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ X ]

Based upon the closing price of the Common Shares of the Registrant on the The NASDAQ National Market as of February 29, 1996, the aggregate market value of the Common Shares of the Registrant held by nonaffiliates on that date was $69,057,264. For this purpose, certain executive officers and directors are considered affiliates.

Documents Incorporated by Reference:

   1) Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995, are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

   2) Portions of Registrant's Definitive Proxy Statement relating to the annual meeting to be held April 9, 1996 are incorporated by reference into Part III of this Annual Report on Form 10-K.


            Exhibit Index Appears on Pages 14 through 16
                      Page 1 of 228 Pages




PART I

ITEM 1.  BUSINESS.
- ------------------

Introduction
- ------------
   Peoples Bancorp Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 1, 1980. The Company was merged, following Shareholder approval, into the Peoples Bancorp Inc., an Ohio corporation, effective April 6, 1993, pursuant to a reincorporation proceeding. Its principal business is to act as a multi-bank holding company. Its wholly-owned subsidiaries are The Peoples Banking and Trust Company, Marietta, Ohio ("Peoples Bank"), The First National Bank of Southeastern Ohio ("First National Bank") and The Northwest Territory Life
Insurance Company, an Arizona corporation ("Northwest
Territory").

   At December 31, 1995, Peoples Bancorp Inc. (parent company only) had 31 full-time equivalent employees.


The Peoples Banking and Trust Company
- -------------------------------------
   Peoples Bank was chartered as an Ohio banking corporation under its present name in Marietta, Ohio, in 1902. At December 31,
1995, it had assets of $468,804,000; deposits of $375,643,000;
and net loans of $326,811,000.

   Peoples Bank is a full-service commercial bank. It provides checking accounts, NOW accounts, Super NOW accounts, money market deposit accounts, savings accounts, time certificates of deposit, commercial loans, installment loans, commercial and residential real estate mortgage loans, credit cards, automatic teller machines, banking by phone, lease financing, corporate and personal trust services and safe deposit rental facilities. Peoples Bank also sells travelers checks, money orders and cashier's checks. Services are provided through ordinary walk-in offices, automated teller facilities called "SuperTeller", and automobile drive-in facilities called "Motor Bank". At December 31, 1995, the Trust Department of Peoples Bank held approximately $390 million (market value) in trust and custodial accounts apart from the assets of the Bank.

   With all of its offices located in Ohio, Peoples Bank serves principally Washington, Athens and Meigs Counties, together with portions of Hocking, Perry and Vinton Counties in Ohio and adjacent parts of Northern West Virginia. The business production office in Newark-Granville, Ohio, serves that immediate area in Licking County. Peoples Bank provides services to its customers at its principal banking office in downtown Marietta and through SuperTeller and other banking facilities. A full-service office, Motor Bank and SuperTeller are located at the Frontier Shopping Center in Marietta. Also, a full-service office and SuperTeller are located inside a grocery store at Pike and Acme Streets in Marietta. A full-service office, two Motor Banks and a SuperTeller are operated in Belpre, Ohio. Full-service offices with Motor Banks are located in Lowell, Reno and Nelsonville, Ohio. A full-service branch and SuperTeller are located at One North Court Street in downtown Athens, Ohio. A full-service office, Motor Bank and SuperTeller are located at the Athens Mall.
Also, three SuperTeller machines are located on the campus of Ohio University in Athens, Ohio. A full-service bank is located at Middleport, Ohio.

   On December 18, 1995, the Company announced that Peoples Bank had reached a definitive agreement to purchase three full-service banking offices from an unrelated financial institution. In the transaction, Peoples Bank will assume approximately $75 million in deposits. The offices are located in Gallipolis, Pomeroy, and Rutland, Ohio. The Gallipolis office is located downtown in Gallipolis and currently operates a full-service office, Motor Bank, and an automated teller machine. A full-service office and separate Motor Bank are located in downtown Pomeroy. An automated teller machine is also located in Pomeroy outside a local convenience store. The Rutland office is a full-service and Motor Bank facility.

   At December 31, 1995, Peoples Bank had 190 full-time equivalent employees.


The First National Bank of Southeastern Ohio
- --------------------------------------------
   First National Bank is a national banking association chartered in 1900. It provides banking services and products that are substantially the same as those of Peoples Bank. First National Bank operates a commercial bank and Motor Bank at one location at 415 Main Street, Caldwell, Ohio. It also has a full-service office and Motor Bank on Marion Street in Chesterhill, Ohio. It also operates a full-service office on Kennebec Street, McConnelsville, Ohio. First National Bank's market area is comprised of Caldwell, Chesterhill, McConnelsville and the surrounding area in Noble and Morgan Counties, Ohio. At
December 31, 1995, it had assets of $70,004,000, deposits of $54,077,000 and net loans of $45,993,000.

   At December 31, 1995, First National Bank had 29 full-time equivalent employees.

   First National Bank also operates two insurance agency subsidiaries, Northwest Territory Life Insurance Agency, Inc. and Northwest Territory Property & Casualty Insurance Agency, Inc. (the "Agencies"). The Agencies were created in compliance with federal regulations allowing insurance powers to national banks in communities with populations of 5,000 people or less. On December 22, 1995, each Agency received a Certificate of Qualification (license) to operate the Agency from the Ohio Department of Insurance, thereby allowing the Agencies the ability to engage in the insurance agency business, subject to the regulations of the Ohio Department of Insurance and the Comptroller of the Currency. These are the first insurance agencies in Ohio associated with a financial institution to receive licenses to conduct a broad-based insurance business. At December 31, 1995, the Agencies had 4 full-time equivalent employees.


The Northwest Territory Life Insurance Company
- ----------------------------------------------
   Northwest Territory was organized under Arizona law in 1983 and was issued a Certificate of Authority to act as a reinsurance company by the State of Arizona on February 8, 1984. Northwest Territory reinsures credit life and disability insurance issued to customers of banking subsidiaries of the Company by the
issuing insurance company. At November 30, 1995, Northwest Territory had total assets of $1,327,000 and had gross premium income of $244,000 in 1995, $238,000 in 1994 and $231,000 in
1993.   Northwest Territory reinsures risks (currently not
exceeding $15,000 per insured on a present value basis) within limits established by governmental regulations and management policy. Northwest Territory has no employees.


Customers and Markets
- ---------------------
   The Company's service area has a diverse economic structure. Principal industries in the area include metals, plastics and petrochemical manufacturing; oil, gas and coal production and related support industries. In addition, tourism, education and other service-related industries are important and growing industries. Consequently, the Company is not dependent upon any one industry segment for its business opportunities.


Competition
- -----------
   The banking subsidiaries of the Company experience significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks in the lending areas of the banks and, to a lesser extent, from savings associations, insurance companies, governmental agencies, credit unions, brokerage firms and pension funds. The primary factors in competing for loans are interest rate and overall lending services. Competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions as well as from insurance companies and brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience of office location and overall financial condition. The Company believes that its size, overall banking services and financial condition place it in a favorable competitive position.

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

   The Agencies operate in the extremely competitive life insurance and property and casualty insurance industries, due mostly to the large number of companies and agents located within the southeastern Ohio market. The Agencies intend to provide several insurance product options to consumers, including traditional life insurance and property and casualty insurance, as well as investments in mutual funds, variable and fixed annuities and securities. The Agencies' future competitive advantage will be based on their ability to provide products to consumers efficiently with sensitivity to customer service and cost price issues.


Supervision and Regulation
- --------------------------
   The following is a summary of certain statutes and regulations affecting the Company and its subsidiaries. The summary is qualified in its entirety by reference to such statutes and regulations.

   The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended, which restricts the activities of the Company and the acquisition by the Company of voting stock or assets of any bank, savings association or other company. The Company is also subject to the reporting requirements of, and examination and regulation by, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of the bank holding company and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to the bank holding company and other subsidiaries. A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the bank holding company or its subsidiaries.

   Bank holding companies are prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board. In addition, acquisitions across state lines are limited to acquiring banks in those states specifically authorizing such interstate acquisitions. However, since September 1995, federal law has permitted interstate acquisitions of banks, if the bank acquired retains its separate charter.

   As a national bank, First National Bank is supervised and regulated by the Comptroller of the Currency. As an Ohio state-chartered bank, Peoples Bank is supervised and regulated by the Ohio Division of Banks and the Federal Deposit Insurance Corporation ("FDIC"). The deposits of First National Bank and Peoples Bank are insured by the FDIC and those entities are subject to the applicable provisions of the Federal Deposit Insurance Act. A subsidiary of a bank holding company can be liable to reimburse the FDIC if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or in connection with FDIC assistance provided to such subsidiary in danger of default. In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies' regulations on prompt corrective action, guarantees a portion of the institution's capital shortfall, as discussed below.

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

   The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and for state member banks, such as Peoples Bank and First National Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating weighted-risk assets by assigning assets and off-balance sheet items to broad risk categories. The minimum ratio of total capital to weighted-risk assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least 4.0 percentage points is to be comprised of common stockholder's equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 4% for bank holding companies and state member banks that meet certain specified conditions, including no operational, financial or supervisory deficiencies and including having the highest regulatory rating. The minimum leverage ratio is 1.0 - 2.0% higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. National bank subsidiaries, such as First National Bank, are subject to similar capital requirements adopted by the Comptroller of the Currency, and state non-member bank subsidiaries, such as Peoples Bank, are subject to similar capital requirements adopted by the FDIC. Under an outstanding proposal of the Comptroller and the FDIC to establish an interest rate risk component, First National Bank and Peoples Bank may be required to have additional capital if their interest rate risk exposure exceeds acceptable levels provided for in the regulation as when adopted.

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

   The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks and other subsidiaries. However, the Federal Reserve Board expects the Company to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in subsidiaries, rather than for dividends for shareholders of the Company. Peoples Bank and First National Bank may not pay dividends to the Company if, after paying such dividends, they would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Peoples Bank and First National Bank must have the approval of their respective regulative authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net profits and the retained net profits for the preceding two years, less required transfers to surplus. First National Bank may not pay a dividend either in an amount greater than its net profits then on hand, after deducting its losses and bad debts, or if less than 1/10th of net profits for the preceding six months, for a quarterly or semi-annual dividend, or the preceding year, for an annual dividend, was transferred to surplus. Payment of dividends by the bank subsidiaries may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting the Company's ability to pay dividends on its outstanding common shares.

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

   The Agencies are incorporated in the State of Ohio and licensed by the Ohio Department of Insurance, which regulates, supervises and has authority to examine the Agencies.


Monetary Policy and Economic Conditions
- ---------------------------------------
   The commercial banking business is affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies, including the Federal Reserve Board. The Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions primarily through open market operations in U.S. Government securities, changes in the discount rate on bank borrowings, and changes in the reserve requirements against bank deposits. These policies and regulations significantly affect the overall growth and distribution of bank loans, investments and deposits, and the interest rates charged on loans, as well as the interest rates paid on deposits and accounts.

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


Statistical Financial Information Regarding the Company
- -------------------------------------------------------
  The following listing of statistical financial information, which is included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995 (the "Company's 1995 Annual Report") and incorporated herein by reference, provides comparative data for the Company over the past three and five years, as appropriate. These tables should be read in conjunction with "Management's Discussion and Analysis" and the Consolidated Financial Statements of the Company and its subsidiaries found at pages 35 through 43 and 14 through 29, respectively, of the Company's 1995 Annual Report.

Average Balances and Analysis of Net Interest Income:
   Please refer to page 31 of the Company's 1995 Annual Report.

Rate Volume Analysis:
   Please refer to page 32 of the Company's 1995 Annual Report.

Loan Maturities:
   Please refer to page 32 of the Company's 1995 Annual Report.

Average Deposits:
   Please refer to page 31 of the Company's 1995 Annual Report.

Maturities Schedule of Large Certificates of Deposit:
   Please refer to page 32 of the Company's 1995 Annual Report.

Loan Portfolio Analysis:
   Please refer to pages 33 and 34 of the Company's 1995 Annual Report.

Securities Analysis:
   Please refer to pages 20 through 22 and page 41 of the Company's 1995 Annual Report.

Return Ratios:
   Please refer to page 11 of the Company's 1995 Annual Report.


Effect of Environmental Regulation
- ----------------------------------
   Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Company and its subsidiaries. The Company believes that the nature of the operations of its subsidiaries has little, if any, environmental impact. The Company, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the foreseeable future. The Company's subsidiaries may be required to make capital expenditures for environmental control facilities related to properties which they may acquire through foreclosure proceedings in the future; however, the amount of such capital expenditures, if any, is not currently determinable.



ITEM 2.  PROPERTIES
- -------------------

   The principal office of the Company and Peoples Bank is located at 138 Putnam Street, Marietta, Ohio. This location consists of a five-story, stone-block building and one other smaller building attached by interior corridors. In 1993, Peoples Bank completed construction of a five-story addition to its primary facility in downtown Marietta. Peoples Bank also owns several nearby vacant lots for parking and a nearby Motor Bank. Peoples Bank owns property on which three additional full-service and two additional Motor Banks are located, leases the land on which one full-service branch is located and leases its other full-service branch. Peoples Bank's business production office in Newark-Granville is also leased. Peoples Bank also owns a two-story, block building on the Public Square in Nelsonville, Ohio, an additional office in Nelsonville, together with an office consisting of a two-story concrete structure at One North Court Street, Athens, Ohio, and a brick full-service office in the Athens Mall. The building in the Mall is owned by Peoples Bank on leased real property. The office located in The Plains is operated under a lease which expires in June, 2001.

   First National Bank owns a three-story office building of brick and stone at 415 Main Street in Caldwell, Ohio, and a one-story masonry and brick building located on Marion Street in Chesterhill, Morgan County, Ohio, together with a two-story brick structure in McConnelsville, Morgan County, Ohio, located on Kennebec Street. The Agencies headquarters are also located in the Caldwell office of First National Bank.

   All other properties occupied by the Company and its subsidiaries are owned by the Company or its subsidiaries. The
Company and its subsidiaries own other real property which, when considered in the aggregate, is not material to their operations.

   Management believes that all of the properties described above are in satisfactory condition for their intended use.



ITEM 3.  LEGAL PROCEEDINGS.
- ---------------------------

   There are no pending legal proceedings to which the Company or its subsidiaries are a party or to which any of their property is subject other than ordinary routine litigation incidental to their business, none of which is material.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- -------------------------------------------------------------

   Not applicable.



PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       	 STOCKHOLDER MATTERS.
- ----------------------------------------------------------

   Please refer to pages 12 and 13 of the Company's 1995 Annual
Report, which are incorporated by reference herein.


ITEM 6.  SELECTED FINANCIAL DATA.
- ---------------------------------

   The table of Selected Financial Data on page 11 of the Company's 1995 Annual Report is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       	 CONDITION AND RESULTS OF OPERATION.
- ----------------------------------------------------------

   Please refer to pages 35 through 43 of the Company's 1995 Annual Report, which are incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
- -----------------------------------------------------

   The Consolidated Financial Statements of Peoples Bancorp Inc. and it subsidiaries, included on pages 14 through 29 of the Company's 1995 Annual Report, and the Report of Ernst & Young LLP included therein at page 30 are incorporated herein by reference. Following is an index to the financial statements included in the Company's 1995 Annual Report:

                                                        								1995
                                                 							       Annual
                                                 							       Report
Financial Statements:                                           Pages
- ---------------------------------------------------------    -----------
Peoples Bancorp Inc. and Subsidiaries:
   Report of Independent Auditors                                 30
   Consolidated Balance Sheets as of December 31, 1995
     and 1994                                                     14
   Consolidated Statements of Income for the Three Years
     Ended December 31, 1995                                      15
   Consolidated Statements of Stockholders' Equity for
     the Three Years Ended December 31, 1995                      16
   Consolidated Statements of Cash Flows for the
     Three Years Ended December 31, 1995                          17
   Notes to the Consolidated Financial Statements               18-29
   Peoples Bancorp Inc.:   (Parent Company Only Financial
     Statements are included in Note 15 of the Notes to
     the Consolidated Financial Statements)                     28-29

   Quarterly financial data set forth at page 29 of the Company's
1995 Annual Report are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       	 ACCOUNTING AND FINANCIAL DISCLOSURE.
- ---------------------------------------------------------

   No response required.



PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
- -------------------------------------------------------------

   Directors and Executive Officers of the Company include those persons enumerated under "Election of Directors" on pages 5 and 6 of the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held April 9, 1996, which section is expressly incorporated by reference. Other Executive Officers are Carol A. Schneeberger (39), Vice President/Operations; Rolland B. Swart (57), Vice President/Business Development; John (Jack) W. Conlon (50), Chief Financial Officer; Jeffrey D. Welch (41), Treasurer; and RobRoy Walters (37), Controller. Ms. Schneeberger became Vice President/Operations of the Company in October, 1988. Prior thereto, she was Auditor of the Company from August, 1987 to October, 1988, and Auditor of Peoples Bank from January, 1986 to October, 1988. She was Assistant Auditor of Peoples Bank from January, 1979 to January, 1986. Mr. Swart joined the Company in October, 1990 at his current position, left this position in August, 1993, to become an executive vice president with Peoples Bank, and then rejoined the Company at his current position in September, 1994. Mr. Conlon has been Chief Financial Officer of the Company since April, 1991. He has also been Chief Financial Officer and Treasurer of Peoples Bank for more than five years. Mr. Welch has been Treasurer of the Company since 1985. Mr. Walters joined the Company in July, 1995. Mr. Walters has been Controller for Peoples Bank since January, 1993. Prior thereto, Mr. Walters was Assistant Controller from April, 1991 to December, 1992, and Accounting Manager from February, 1989 to March, 1991.

   No disclosure is required to be made by the Company under Item
405 of Regulation S-K.


ITEM 11.  EXECUTIVE COMPENSATION.
- ---------------------------------

   See "Compensation Committee Interlocks and Insider
Participation" and "Compensation of Executive Officers and
Directors" on page 10, and pages 10 through 13, respectively, of the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held April 9,
1996, which are expressly incorporated by reference.

   Neither the report on executive compensation nor the performance graph included in the Company's definitive Proxy
Statement relating to the Company's Annual Meeting of Shareholders to be held on April 9, 1996, shall be deemed to be incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       	  MANAGEMENT.
- -------------------------------------------------------------

   See "Security Ownership of Certain Beneficial Owners and Management" on pages 2 through 4 of the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held April 9, 1996, which section is expressly incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- ---------------------------------------------------------

   See "Transactions Involving Management" on pages 7 and
8 of the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held April 9, 1996, which section is expressly incorporated by reference.



PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
       	  ON FORM 8-K.
- --------------------------------------------------------------

   (a) (1) Financial Statements
           --------------------
       	   For a list of all financial statements included in this Annual Report on Form 10-K, see "Index to Financial
       	   Statements" at Page 13.

   (a) (2) Financial Statement Schedules
           -----------------------------
       	   All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

   (a) (3) Exhibits
           --------
       	   Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Exhibit
       	   Index" beginning at page 14. The following table provides certain information concerning executive compensation plans and
	          arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

	   Executive Compensation Plans and Arrangements
    ---------------------------------------------
	   Exhibit No.  Description                   Location
	   -----------  ----------------------------  -------------------
	   10(a)        Deferred Compensation         Incorporated herein
              			Agreement dated November 16,  by reference to
              			1976 between Robert E. Evans  Exhibit 6(g) to
              			and The Peoples Banking and   Registration Statement
              			Trust Company, as amended     No. 2-68524 on Form
              			March 13, 1979.               S-14 of Peoples
                                   						      Bancorp Inc., a
                                   						      Delaware corporation
                                   						      and the Company's
                                   						      predecessor
                                   						      ("Peoples Delaware").

	   10(b)        Peoples Bancorp Inc.          Pages 60 through 89.
              			Retirement Savings Plan.
              			(Amended and Restated
              			Effective January 1, 1996.)

	   10(d)        Peoples Bancorp Inc.          Pages 90 through 149.
              			Retirement Plan and Trust.
              			(Amended and Restated
              			Effective January 1, 1989.)


	   10(e)        Summary of the Incentive      Incorporated herein
              			Bonus Plan of Peoples         by reference to
              			Bancorp Inc.                  Exhibit 10(f) of
                                   						      Peoples Delaware's
                                   						      Annual Report on
                              					     	      Form 10-K for fiscal
                                   						      year ended December
                                   						      31, 1992 (File No.
                              					     	      0-16772).

	   10(f)        Peoples Bancorp Inc. Amended  Incorporated herein by
              			and Restated 1993 Stock       reference to Exhibit 4
              			Option Plan.                  of the Company's
						                                         Registration
                                   						      Statement on Form S-8
                                   						      filed August 25, 1993
                                   						      (Registration
                                   						      Statement No.
                                   						      33-67878).

	   10(g)        Form of Stock Option          Pages 150 thorugh 154.
              			Agreement used in connection
              			with grant of non-qualified
              			stock options under Peoples
              			Bancorp Inc. Amended and
	              		Restated 1993 Stock Option
              			Plan.

	   10(h)        Form of Stock Option          Pages 155 through 159.
              			Agreement dated May 20, 1993,
              			used in connection with grant
              			of incentive stock options
              			under Peoples Bancorp Inc.
              			Amended and Restated 1993
              			Stock Option Plan.

	   10(i)        Form of Stock Option          Pages 160 through 164.
              			Agreement dated November 10,
              			1994, used in connection
              			with grant of incentive
              			stock options under Peoples
              			Bancorp Inc. Amended and
              			Restated 1993 Stock Option
              			Plan.

	   10(j)        Peoples Bancorp Inc. 1995     Incorporated herein by
              			Stock Option Plan.            reference to Exhibit
                                   						      4 of the Company's
                                   						      Form S-8 filed May 24,
                                   						      1995 (Registration
                                   						      Statement No.
                                   						      33-59569).

	   10(k)        Form of Stock Option          Pages 165 through 169.
              			Agreement used in connection
              			with grant of non-qualified
              			stock options to non-employee
              			directors of the Company under
              			Peoples Bancorp Inc. 1995
              			Stock Option Plan.

	   10(l)        Form of Stock Option          Pages 170 through 174.
              			Agreement used in connection
              			with grant of non-qualified
              			stock options to non-employee
              			directors of the Company's
              			subsidiaries under Peoples
              			Bancorp Inc. 1995 Stock
              			Option Plan.

   (b) Reports on Form 8-K
       -------------------
       There were no current reports on Form 8-K filed during the quarter ended December 31, 1995.

   (c) Exhibits
       --------
       Exhibits filed with Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 14.

   (d) Financial Statement Schedules
       -----------------------------
       None.



SIGNATURES
- ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      				      PEOPLES BANCORP INC.

Date:  March 25, 1996           By:  /s/ ROBERT E. EVANS
					                                Robert E. Evans, President

   Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



       Signatures                      Title                    Date
- ---------------------------   -------------------------    --------------
/s/ ROBERT E. EVANS           President and Chief          March 25, 1996
Robert E. Evans               Executive Officer and
                     			      Director

                     			      Director                     March 25, 1996
Jewell Baker

/s/ DENNIS D. BLAUSER         Director                     March 25, 1996
Dennis D. Blauser

/s/ GEORGE W. BROUGHTON       Director                     March 25, 1996
George W. Broughton

/s/ WILFORD D. DIMIT          Director                     March 25, 1996
Wilford D. Dimit

                     			      Director                     March 25, 1996
Barton S. Holl

/s/ NORMAN J. MURRAY          Director                     March 25, 1996
Norman J. Murray

/s/ JAMES B. STOWE            Director                     March 25, 1996
James B. Stowe

/s/ PAUL T. THEISEN           Director                     March 25, 1996
Paul T. Theisen

/S/ THOMAS C. VADAKIN         Director                     March 25, 1996
Thomas C. Vadakin

/S/ JOSEPH H. WESEL           Chairman of the Board        March 25, 1996
Joseph H. Wesel               and Director

/s/ JEFFREY D. WELCH          Treasurer (Principal         March 25, 1996
Jeffrey D. Welch              Accounting Officer)

/s/ JOHN W. CONLON            Chief Financial Officer      March 25, 1996
John W. Conlon




PEOPLES BANCORP INC.

INDEX TO FINANCIAL STATEMENTS

                                                        								1995
                                                 							       Annual
                                                 							       Report
Financial Statements:                                           Pages
- ---------------------------------------------------------    -----------
Peoples Bancorp Inc. and Subsidiaries:
   Report of Independent Auditors (Ernst & Young LLP)             30
   Consolidated Balance Sheets as of December 31, 1995
     and 1994                                                     14
   Consolidated Statements of Income for the Three Years
     Ended December 31, 1995                                      15
   Consolidated Statements of Stockholders' Equity for
     the Three Years Ended December 31, 1995                      16
   Consolidated Statements of Cash Flows for the
     Three Years Ended December 31, 1995                          17
   Notes to the Consolidated Financial Statements               18-29
   Peoples Bancorp Inc.:  (Parent Company Only Financial
     Statements are included in Note 15 of Notes to
     the Consolidated Financial Statements)                     28-29


The report of Coopers & Lybrand L.L.P. is included at Exhibit 99 and is incorporated herein by reference.



EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 1995


Exhibit
Number           Description                         Exhibit Location
- -------  -----------------------------------  -----------------------------
   2     Office Purchase and Assumption       Pages 17 to 59.
       	 Agreement between Peoples Bank
       	 and Bank One, Athens, N.A.,
       	 dated December 14, 1995.

3 (a)    Amended Articles of                  Incorporated herein by
       	 Incorporation of Peoples             reference to Exhibit 3(a) to
       	 Bancorp Inc.                         the Company's Registration
					                                         Statement on Form 8-B filed
                                   					      July 20, 1993 (File No.
                                   					      0-16772).

3 (b)    Regulations of Peoples Bancorp Inc.  Incorporated herein by
                                   					      reference to Exhibit 3(b)
                                   					      to the Company's
                                   					      Registration Statement on
                                   					      Form 8-B filed July 20,
                                   					      1993 (File No. 0-16772).

10 (a)   Deferred Compensation Agreement      Incorporated herein by
       	 dated November 16, 1976 between      reference to Exhibit 6(g)
       	 Robert E. Evans and The Peoples      to Registration Statement
       	 Banking and Trust Company, as        No. 2-68524 on Form S-14
       	 amended March 13, 1979.              of Peoples Bancorp Inc.,
					                                         a Delaware corporation and
                                   					      the Company's predecessor
                                   					      ("Peoples Delaware").

10 (b)   Peoples Bancorp Inc. Retirement      Pages 60 through 89.
       	 Savings Plan. (Amended and
       	 Restated Effective January 1,
       	 1996.)

10 (c)   Amended and Restated Loan Agreement  Incorporated herein by
       	 dated June 30, 1994 between the      reference to Exhibit 10(c)
       	 Company and Fifth Third Bank.        of the Company's Annual
					                                         Report on Form 10-K for
                                   					      fiscal year ended December
                                   					      31, 1994 (File No. 0-16772).

10 (d)   Peoples Bancorp Inc. Retirement      Pages 90 through 149.
       	 Plan and Trust. (Amended and
       	 Restated Effective January 1,
       	 1989.)

10 (e)   Summary of the Incentive Bonus       Incorporated herein by
       	 Plan of Peoples Bancorp Inc.         reference to Exhibit 10(f)
					                                         of Peoples Delaware's
                                   					      Annual Report on Form 10-K
                                   					      for fiscal year ended
                                   					      December 31, 1992 (File
                                   					      No. 0-16772).

10 (f)   Peoples Bancorp Inc. Amended         Incorporated herein by
       	 and Restated 1993 Stock Option       reference to Exhibit 4 of
       	 Plan.                                the Company's Registration
                                   					      Statement on Form S-8 filed
                                   					      August 25, 1993
                                   					      (Registration Statement
                                   					      No. 33-67878).

10 (g)   Form of Stock Option Agreement       Pages 150 through 154.
       	 used in connection with grant of
       	 non-qualified stock options under
       	 Peoples Bancorp Inc. Amended and
       	 Restated 1993 Stock Option Plan.

10 (h)   Form of Stock Option Agreement       Pages 155 through 159.
       	 dated May 20, 1993, used in
       	 connection with grant of incentive
       	 stock options under Peoples Bancorp
       	 Inc. Amended and Restated 1993
       	 Stock Option Plan.

10 (i)   Form of Stock Option Agreement       Pages 160 through 164.
       	 dated November 10, 1994, used in
       	 connection with grant of incentive
       	 stock options under Peoples Bancorp
       	 Inc. Amended and Restated 1993 Stock
       	 Option Plan.

10 (j)   Peoples Bancorp Inc. 1995 Stock      Incorporated herein by
       	 Option Plan.                         reference to Exhibit 4 of
					                                         the Company's Form S-8
                                   					      filed May 24, 1995
                                   					      (Registration Statement No.
                                   					      33-59569).

10 (k)   Form of Stock Option Agreement       Pages 165 through 169.
       	 used in connection with grant of
       	 non-qualified stock options to
       	 non-employee directors of the
       	 Company under Peoples Bancorp Inc.
       	 1995 Stock Option Plan.

10 (l)   Form of Stock Option Agreement       Pages 170 through 174.
       	 used in connection with grant of
       	 non-qualified stock options to
	        non-employee directors of the
       	 Company's subsidiaries under
       	 Peoples Bancorp Inc. 1995 Stock
       	 Option Plan.

  11     Computation of Earnings Per Share.   Page 175.

  12     Statements of Computation of         Page 176.
       	 Ratios.

  13     Peoples Bancorp Inc. Annual Report   Page 177 through 223.
	        to Shareholders for the fiscal year
       	 ended December 31, 1995 (not deemed
       	 filed except for portions thereof
       	 which are specifically incorporated
       	 by reference into this Annual Report
       	 on Form 10-K).

  21     Subsidiaries of Peoples Bancorp      Page 224.
       	 Inc.

23 (a)   Consent of Independent Auditors      Page 225.
	        - Ernst & Young LLP.

23 (b)   Consent of Independent Accountants   Page 226.
	        - Coopers & Lybrand L.L.P.

  27     Financial Data Schedule.             Page 227.

  99     Report of Independent Accountants    Page 228.
       	 - Coopers & Lybrand L.L.P.