Form 10-Q
period 1996-03-31
PEOPLES BANCORP INC
filed 1996-05-15
CIK 318300

FORM 10-Q

	                	      SECURITIES AND EXCHANGE COMMISSION
                      			    Washington, DC  20549


(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       	SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
       	For the quarterly period ended March 31, 1996

                      				  OR

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       	THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       	For the transition period from ____ to ____



              		      Commission file number 0-16772


                    			    PEOPLES BANCORP INC.
       	  ------------------------------------------------------
       	  (Exact name of Registrant as specified in its charter)



	     Ohio                                   31-0987416
- -------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


138 Putnam Street, P. O. Box 738, Marietta, Ohio                 45750
- ------------------------------------------------           ----------------
    (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:         (614) 373-3155
                                                 							   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		 Yes  [ X ]         No  [   ]


Indicate the number of shares outstanding of each of the issuer's class of Common Stock, as of May 1, 1996: 3,128,610.



                 		     PART I - FINANCIAL INFORMATION
                 		     ------------------------------

                               				ITEM 1

  The following Condensed Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flow of Peoples Bancorp Inc. (the "Company") and subsidiaries, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Complete audited consolidated financial statements with footnotes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.



               		   PEOPLES BANCORP INC. AND SUBSIDIARIES
               		   CONSOLIDATED CONDENSED BALANCE SHEETS
               		   -------------------------------------


                                  					   March 31, 1996  December 31, 1995
ASSETS
- ------
Cash and cash equivalents:
  Cash and due from banks                   $ 17,680,000      $ 17,251,000
  Interest-bearing deposits in other banks     1,479,000           243,000
  Federal funds sold                          11,800,000         3,500,000
					                                       ------------      ------------
    Total cash and cash equivalents           30,959,000        20,994,000

Investment securities (all classified as
 available-for-sale, amortized cost of
 $155,161,000 at March 31, 1996 and
 $128,021,000 at December 31, 1995)          156,559,000       131,762,000
Loans, net of unearned interest              383,696,000       379,526,000
Allowance for loan losses                     (6,743,000)       (6,726,000)
                                   					    ------------      ------------
    Net loans                                376,953,000       372,800,000

Bank premises and equipment, net              10,421,000        10,575,000
Other assets                                   7,991,000         7,299,000
                                   					    ------------      ------------
      Total assets                          $582,883,000      $543,430,000
                                   					    ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Deposits:
  Non-interest bearing                      $ 51,983,000      $ 50,067,000
  Interest bearing                           383,856,000       379,010,000
                                   					    ------------      ------------
    Total deposits                           435,839,000       429,077,000

Short-term borrowings:
  Federal funds purchased and securities
   sold under repurchase agreements           29,673,000        12,060,000
  Federal Home Loan Bank term advances        37,850,000        21,216,000
                                   					    ------------      ------------
    Total short-term borrowings               67,523,000        33,276,000

Long-term borrowings                          22,395,000        23,142,000
Accrued expenses and other liabilities         5,703,000         6,461,000
                                   					    ------------      ------------
      Total liabilities                      531,460,000       491,956,000
					                                       ------------      ------------

Stockholders' Equity

Common stock, no par value, 12,000,000
 shares authorized - 3,342,590 shares
 issued at March 31, 1996 and 3,332,598
 issued at December 31, 1995, including
 shares in treasury                           31,100,000        30,898,000
Net unrealized holding gain on
 available-for-sale securities,
 net of deferred income taxes                    923,000         2,469,000
Retained earnings                             23,137,000        21,786,000
                                   					    ------------      ------------
                                   					      55,159,000        55,153,000

Treasury stock, at cost, 222,906 shares at
 March 31, 1996 and 220,406 shares at
 December 31, 1995                            (3,737,000)       (3,679,000)
                                   					    ------------      ------------
    Total stockholders' equity                51,423,000        51,474,000
                                   					    ------------      ------------
      Total liabilities and
       stockholders' equity                 $582,883,000      $543,430,000
                                   					    ============      ============




            		     PEOPLES BANCORP INC. AND SUBSIDIARIES
        		      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            		  -------------------------------------------

                                         						 Three Months Ended
                                      	  					      March 31,
                                   					      1996               1995

Interest income                          $ 11,398,000        $ 10,099,000
Interest expense                            5,367,000           4,616,000
                                   					 ------------        ------------
  Net interest income                       6,031,000           5,483,000
Provision for loan losses                     360,000             285,000
                                   					 ------------        ------------
    Net interest income after
     provision for loan losses              5,671,000           5,198,000

Other income                                1,080,000           1,006,000
Gain on sale of securities                     26,000                   0
Other expenses                              4,013,000           4,067,000
                                   					 ------------        ------------
Income before income taxes                  2,764,000           2,137,000
Federal income taxes                          883,000             651,000
                                   					 ------------        ------------
      Net income                         $  1,881,000        $  1,486,000
                                         ============        ============



Earnings per share                              $0.60               $0.46
                                   					 ------------        ------------

Weighted average shares outstanding
 (primary)                                  3,146,414           3,197,714
					                                    ------------        ------------

Cash dividends declared                      $530,000            $463,000
					                                    ------------        ------------

Cash dividend per share                         $0.17               $0.15
					                                    ------------        ------------



             		      PEOPLES BANCORP INC. AND SUBSIDIARIES
             		      CONSOLIDATED STATEMENTS OF CASH FLOWS
             		      -------------------------------------

                                          						  Three Months Ended
                                           						       March 31,
                                          						 1996              1995

Cash flows from operating activities:
- -------------------------------------
Net income                                    $ 1,881,000      $ 1,486,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for loan losses                       360,000          285,000
  Gain on sale of investment securities           (26,000)               0
  Depreciation, amortization, and accretion       440,000          425,000
  Increase in interest receivable                (171,000)        (209,000)
  (Decrease) increase in interest payable        (239,000)          95,000
  Deferred income taxes                           (40,000)         (25,000)
  Deferral of loan origination fees and costs      33,000          (22,000)
  Other, net                                     (223,000)        (466,000)
                                   					      -----------      -----------
    Net cash provided by operating activities   2,015,000        1,569,000
					                                         -----------      -----------

Cash flows from investing activities:
- -------------------------------------
Purchases of available-for-sale securities    (37,099,000)      (8,696,000)
Purchases of held-to-maturity securities                0       (1,230,000)
Proceeds from sales of available-for-sale
 securities                                     4,528,000                0
Proceeds from maturities of available-for-sale
 securities                                     5,432,000        2,997,000
Proceeds from maturities of held-to-maturity
 securities                                             0          283,000
Net increase in loans                          (4,546,000)      (3,606,000)
Expenditures for premises and equipment          (242,000)        (133,000)
					                                         -----------      -----------
    Net cash used in investing activities     (31,927,000)     (10,385,000)
                                   					      -----------      -----------

Cash flows from financing activities:
- -------------------------------------
Net increase (decrease) in non-interest
 bearing deposits                               1,916,000       (2,064,000)
Net increase in interest-bearing deposits       4,846,000       26,141,000
Net increase (decrease) in short-term
 borrowings                                    34,247,000       (6,284,000)
Payments on long-term borrowings                 (747,000)        (706,000)
Cash dividends paid                              (481,000)        (431,000)
Purchase of treasury stock                        (58,000)        (254,000)
Proceeds from issuance of common stock            154,000           34,000
                                   					      -----------      -----------
    Net cash provided by financing activities  39,877,000       16,436,000
                                   					      -----------      -----------

Net increase in cash and cash equivalents       9,965,000        7,620,000
Cash and cash equivalents at beginning of year 20,994,000       24,701,000
                                   					      -----------      -----------
Cash and cash equivalents at end of period    $30,959,000      $32,321,000
                                   					      ===========      ===========



NOTES TO FINANCIAL STATEMENTS

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

1.  CHANGES IN ACCOUNTING

  Effective January 1, 1996, the Company adopted Statement on Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122), which amends SFAS No. 65 and requires financial institutions to recognize as separate assets rights to service mortgage loans for others, whether those rights were acquired through purchase or through the origination and subsequent sale of loans with servicing rights retained.

  The effect of adopting SFAS No. 122 was not material to the Company's financial statements due to the minimal secondary market activity by the Company. Management anticipates this adoption will be immaterial to the Company's 1996 financial statements.

  In November, 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation", which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires companies to estimate a fair value for stock options at the date of grant and recognize the related expense over the applicable service period. SFAS No. 123 provides companies with the option of continuing to account for stock based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees", or applying the provisions of SFAS No. 123. The Company has decided to continue to apply the provisions of APB No. 25 to account for stock based compensation. The Company will provide required disclosure in its Annual Report on Form 10-K for the year ending December 31, 1996.


2.  BRANCH ACQUISITIONS

  On April 26, 1996, The Peoples Banking and Trust Company
("Peoples Bank"), one of the Company's subsidiaries, acquired three full-service banking offices and assumed approximately $73.9 million in deposits from an unaffiliated institution (referred hereafter as "Acquisition") for a total consideration of $5.4 million.

  The offices are located in southeastern Ohio in the cities of Gallipolis, Pomeroy, and Rutland, Ohio, and serve the counties of Meigs (Ohio), Gallia (Ohio) and Mason (West Virginia). The Gallipolis office is located downtown in Gallipolis and currently operates a full-service office, Motor Bank, and an automated teller machine. A full-service office and separate Motor Bank are located in downtown Pomeroy. An automated teller machine is also located in Pomeroy outside a local convenience store. The Rutland office is a full-service and Motor Bank facility.



                          				     ITEM 2


          		   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
	                 		OF OPERATIONS AND FINANCIAL CONDITION
          		   -----------------------------------------------

                  			     SELECTED FINANCIAL DATA


  The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows.

                                   					     For the Three Months Ended
                                           						     March 31,
                                          						 1996         1995
SIGNIFICANT RATIOS
- ------------------

Net income to:
- --------------
  Average assets*                                1.34%         1.18%
                                   					       -------       -------
  Average shareholders' equity*                 14.44%        12.78%
                                   					       -------       -------

Net interest margin*                             4.72%         4.87%
                                   					       -------       -------
Efficiency ratio*                               60.23%        64.36%
                                   					       -------       -------
Average shareholders' equity to average assets   9.27%         9.24%
                                   					       -------       -------
Loans net of unearned interest to deposits
  (end of period)                               88.04%        88.45%
                                   					       -------       -------
Allowance for loan losses to loans net of
  unearned interest (end of period)              1.76%         1.77%
                                   					       -------       -------
Capital ratios:
- ---------------
  Tier I capital ratio                          12.62%        13.13%
                                   					       -------       -------
  Risk-based capital ratio                      13.87%        14.38%
                                   					       -------       -------
  Leverage ratio                                 8.48%         9.00%
                                   					       -------       -------

Cash dividends to net income                    28.18%        31.16%
                                   					       -------       -------

PER SHARE DATA

Book value per share                            $16.48        $14.99
                                   					       -------       -------

Earnings per share                               $0.60         $0.46
	                                   				       -------       -------

Cash dividends per share                         $0.17         $0.15
			                                   		       -------       -------


* Net income to average assets, net income to average shareholders' equity, net interest margin, and efficiency ratio are presented on an annualized basis.

Net interest margin is caluclated using fully tax equivalent net interest income as a percentage of average earning assets.

Efficiency ratio is a ratio of non-interest expense as a percentage of fully tax equivalent net interest income plus non-interest income.


  The following discussion and analysis of the consolidated financial statements of the Company is presented to provide insight into management's assessment of the financial results. The Company's subsidiaries, The Peoples Banking and Trust Company ("Peoples Bank"), The First National Bank of Southeastern Ohio ("First National Bank"), and The Northwest Territory Life Insurance Company ("Northwest Territory"), provide financial services to individuals and businesses within the Company's market area. Peoples Bank is chartered by the state of Ohio and subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation ("FDIC") and the Ohio Division of Banks. First National is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency ("OCC").


                   			    RESULTS OF OPERATIONS
                   			    ---------------------

Overview of the Income Statement
- --------------------------------
  For the quarter ended March 31, 1996, the Company earned $1,881,000 in net income, a 26.6% increase from $1,486,000 in first quarter 1995. Earnings per share increased 30.4% from $0.46 in 1995 to $0.60 in 1996. All references to per share amounts have been adjusted to reflect a 10% stock dividend distributed on October 25, 1995, to shareholders of record on October 10, 1995.

  Net income increased in the first quarter due to enhanced performance in several key areas. Net interest income increased $515,000, or 9.3% compared to 1995's first quarter, due to increased earning asset volume. Comparing the same time periods, net interest margin (net yield on interest-earning assets) decreased slightly from 4.87% in 1995 to 4.72% in 1996. Excluding gains from sales of investment securities, first quarter non-interest income reached $1,080,000, an 8.0% increase compared to the same period last year. Non-interest expense totaled $4,013,000 compared to $4,094,000 in first quarter 1995, a decrease of 2.0%.


Interest Income and Expense
- ---------------------------
  Increased profits in the first quarter can be attributed primarily to net interest income growth, as first quarter net interest income totaled $6,031,000 in 1996 compared to $5,516,000 last year, up 9.3%. In anticipation of the acquired deposits related to the Acquisition, the Company invested approximately $20 million in mortgage-backed securities. The incremental net interest income realized as a result of these investments resulted in increased net interest income dollars.

  Net interest margin totaled 4.72% in first quarter 1996, a modest decline compared to 1995's fourth quarter ratio of 4.87%. Interest rate pressures continue to challenge the entire financial services industry. Management also expects to aggressively offer special time deposit prices over the next several months. The Company's management expects net interest margin to stabilize in the near term and will continue to monitor the effects it has on the performance of the Company.

  Please refer to the "Consolidated Average Balance Sheet and
Analysis of Net Interest Income" table included on page 16 for a complete quantitative evaluation of interest yields and costs for the Company.

  The Company recorded a provision for loan losses of $360,000 in the first quarter, up from $285,000 reported for the same period last year. Due primarily to increased charge-off activity in the consumer loan portfolio, management expects to slightly increase the provision for loan losses over the next several months.


Non-Interest Income
- -------------------
  Several categories of non-interest income reflect increases compared to 1995. Income generated from fiduciary activities totaled $472,000 for the quarter ended March 31, 1996, up 12.6% compared to the same period last year. The Investment and Trust Division of Peoples Bank manages over $390 million in assets (market value) and continues to be a leader in fiduciary services for the Company's market area.

  First quarter account service charge income increased 2.3% to $394,000 compared to last year. The Company's fee income generated from deposits is based on cost recoveries associated with services provided. In addition to traditional deposit products generating non-interest income for the Company, an agreement with an unaffiliated annuities and life insurance agency has also generated non-interest income through the receipt of lease payments. Management expects this non-traditional revenue source to continue to provide incremental earnings for the Company in the future.

  In late 1995, subsidiaries of First National Bank, Northwest Territory Life Insurance Agency, Inc. and Northwest Territory Property and Casualty Insurance Agency, Inc. (the "Agencies"), were awarded insurance agency powers in the State of Ohio. The Agencies received Certificates of Qualification to provide full life and property product lines to consumers in Ohio. These Agencies were the first in Ohio to be affiliated with a financial institution. Although the Agencies' results of operations did not have a material impact on first quarter results, they are anticipated to produce income growth and long-term value to the Company through internal development as well as external affiliation and acquisition.


Non-Interest Expense
- --------------------
  Maintaining acceptable levels of non-interest expense is vital to the profitability of the Company. In the first three months of 1996, non-interest expense totaled $4,013,000, a 2.0% decrease compared to last year's first quarter.

  Several recent developments contributed to this modest decrease. The Company incurred Bank Insurance Fund ("BIF") expense of $4,000, representing a significant decrease of $222,000 compared to first quarter 1995. BIF expense is the annual premium financial institutions pay for deposit insurance. Lower BIF premiums in the future should improve the Company's efficiency ratios as well.

  Also contributing to a reduction in non-interest expense was a modest decrease in salaries and benefits expense. In fourth quarter 1995, twenty-one of the Company's employees (7% of the Company's workforce) accepted voluntary early retirement. As a result, salaries and benefits expense was reduced in the first quarter of 1996 by 1.7%, or $30,000, compared to the same period
last year.   Management expects salaries and benefits expense to
remain at these levels throughout the remainder of 1996.

  Future non-interest expense will be impacted by the amortization of intangibles related to the Acquisition. Management does not expect this amortization to materially impact the future profitability of the Company and is pleased with the enhanced customer service potential of the acquired offices.


Return on Assets
- ----------------
  For the quarter ended March 31, 1996, return on average assets ("ROA") reached 1.34%, up from 1.18% recorded in first quarter 1995. The increase in ROA for the first quarter can be attributed to asset growth strategies implemented by the Company in late 1995 designed to produce incremental net income dollars for increased return on equity, as well as increased efficiencies achieved in the areas of non-interest expense. Management anticipates ROA levels to remain relatively steady for the remainder of 1996.


Return on Equity
- ----------------
  Management believes return on average stockholders' equity ("ROE") is an important indicator of an organization's financial strength and continues to monitor the performance of the Company relative to this ratio. The Company's ROE for the first quarter of 1996 was 14.44%, compared to 12.78% for the same period last year. This increase can be attributed primarily to increased first quarter net income as well as a reduction in total equity due to significant treasury share purchases in 1995.

  The Company's management expects improvement in ROE through the remainder of 1996 and into 1997. The Acquisition and its $73.7 million in deposits provide increased revenue potential without increasing stockholder's equity. The Company's capital is adequate under regulatory and industry standards.

  During the first quarter, the Company's Board of Directors authorized the Company to repurchase up to 10,000 treasury shares at prices not to exceed $23.50. The newly purchased treasury shares will be used in the Company's stock option programs.


Federal Income Tax Expense
- --------------------------
  Federal income taxes increased from $651,000 in first quarter
1995 to $883,000 in 1996. This increase can be attributed to the Company's higher pre-tax income and a modest decrease in tax-exempt income.




                   			      FINANCIAL CONDITION
                   			      -------------------

Overview of Balance Sheet
- -------------------------
  Total assets increased from $543,430,000 at December 31, 1995 to $582,883,000 at the end of the first quarter, a growth rate of 7.3%. The increase in assets can be attributed primarily to increased investment in mortgage-backed securities, part of a strategy implemented by management prior to completing the April 26 Acquisition. To fund the additional investments, the Company utilized short-term borrowings, including Federal Home Loan Bank ("FHLB") advances and repurchase agreements. Short-term borrowings increased from $33,276,000 at year-end 1995 to $67,523,000 at March 31, 1996. Management expects to replace the majority of short-term borrowings with the acquired deposits assumed in the branch acquisition.

  Loan demand continues to grow in the markets served by the Company. Total loans increased in the first quarter by over $4 million (or 1.1%) to $383,696,000. Since year-end 1995, total deposits have grown 1.6% to nearly $436 million while long-term borrowings declined 3.2% to $22,395,000.

  Stockholders' equity decreased $51,000 (or 0.1%) to $51,423,000 in the three months ended March 31, 1996. Although retained earnings and other factors increased stockholders' equity in the first quarter, total stockholders' equity remained relatively unchanged due to the decrease in market value of the Company's investment securities portfolio (all of which are classified as available-for-sale).


Cash and Cash Equivalents
- -------------------------
  Cash and cash equivalents totaled $31,074,000 at March 31, 1996. In the first quarter, federal funds sold increased $8.3 million to $11,800,000. This increase in federal funds reflects several balance fluctuations in a sizable public fund SuperNow account.

  Management believes the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portion of the investment and loan portfolios that matures within one year. These sources of funds should enable the Company to meet cash obligations and off-balance sheet commitments as they come due.


Investment Securities
- ---------------------
  The most significant area of asset growth in 1996 occurred in investment securities, which increased $24.7 million in the first quarter to $156,444,000. All of the Company's investment securities are classified as available-for-sale.

  In anticipation of the Acquisition (and its associated deposits), the Company's management initiated a pre-Acquisition investment program. As a result, quarterly investments in U. S.
government agencies grew $26,224,000 to March 31, 1996's balance of $79,447,000. This pre-Acquisition investment strategy was also designed to position the portfolio for future earnings while maintaining adequate liquidity.

  Balances in other investment categories remain relatively unchanged in the first quarter. Since all of the Company's investment securities are classified as available-for-sale, the carrying value of the investments are more susceptible to market fluctuations compared to investments classified as held-to-maturity. At December 31, 1995, the Company was carrying a markup of $2,469,000 on its investment portfolio, compared to March 31's markup of $923,000. Management believes securities classified as available-for-sale provide greater flexibility in meeting liquidity needs as they come due and feels market fluctuations to have minimal impact to the Company's balance sheet.

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


Loans
- -----
  The Company's loan volume continues to grow, and reflects the additional credit opportunities provided by the markets served. At March 31, 1996, the Company had mortgage real estate loan balances of $156,999,000, up $2,530,000 (or 1.6%) from year-end
1995. Consumer loan balances remained stable in the first quarter, reaching $101,976,000 at March 31, 1996, up $144,000 since year-end 1995. The Company's lending is primarily focused in the local southeastern Ohio market and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending.

  Recently the Company has expanded its lending focus to commercial, financial, and agricultural loans. These balances rose $1,690,000 (or 1.4%) to $118,996,000 at March 31, 1996.
The respective economies in the Company's markets continue to provide quality credit opportunities, in particular, through the business production office located in the Newark-Granville area of central Ohio. Since its inception in mid-1993, this office has continued its growth and contribution to the Company's loan portfolio. At March 31, 1996, the Newark-Granville office had nearly $17 million in total loans, of which over $14 million were commercial loans. Management is pleased with the performance and growth of this office and will continue to focus efforts on enhancement and growth of the loan portfolio while maintaining underwriting quality.

  Also in the first quarter, the Company launched a special home equity credit line ("Equiline") program in response to the growing credit needs of the communities it serves. The special program offers 5-year, fixed rate Equilines at a competitive interest rates. Since the program's inception in early February, the Company has written over 100 new Equilines with available credit lines of up to approximately $2.5 million. At March 31, 1996, over $750,000 of the available Equiline balances were outstanding. Included in these totals are new Equilines extended by First National Bank, which began offering Equilines to their customers in the first quarter of 1996. Management is pleased with the response to the special Equiline programs and will continue to monitor the progress of the credit line portfolio.


Loan Concentration
- ------------------
  The Company does not have a concentration of its loan portfolio in any one industry. Real estate lending continues to be the largest component of the loan portfolio, representing $162,723,000 (or 42.2%) of total loans, while commercial, financial, and agricultural loans totaled $118,996,000 (or 31.0%). The Company's lending is primarily focused in the local southeastern Ohio market and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending. The Company's largest group of commercial loans consists of automobile dealer floor plans, which totaled $15,501,000 at March 31, 1996. It is the Company's policy to obtain the pledge of the underlying inventory as collateral on these loans.

  The Company does not extend credit to any single borrower in excess of the combined legal lending limits of its subsidiary banks.


Allowance for Loan Losses
- -------------------------
  The allowance for loan losses as a percentage of loans modestly decreased from 1.77% at year-end 1995 to 1.76% at the end of the first quarter. The total dollar amount of the reserve increased $17,000. The Company's first quarter provision for loan losses on the income statement totaled $360,000, while gross chargeoffs were $431,000, and recoveries amounted to $88,000.

  A significant portion of the Company's recent chargeoffs have occurred in the consumer loan category and in particular, indirect lending, which has experienced increased loan activity in recent reporting periods. Industry reports indicate outstanding consumer credit has been on the rise. Consequently, consumer credit delinquency has increased. In the first quarter, the Company had gross chargeoffs in the consumer loan category of $402,000 and recoveries of $71,000. Although 1996 consumer loan chargeoffs through the first quarter have been higher than anticipated, management expects the chargeoffs to stabilize in the future. Net chargeoffs in both the real estate and commercial loan categories were lower than expected and demonstrate the quality of the loan portfolio. Management will continue to monitor the entire loan portfolio to determine the adequacy of the allowance.

  Nonaccrual loans and those loans 90 days past due totaled $939,000 and $1,441,000 respectively at the end of 1996's first quarter. Other real estate owned remained at $45,000, unchanged from year-end 1995. As a result, nonperforming loans (those loans classified as nonaccrual, 90 days or more past due, and other real estate owned) as a percentage of outstanding loans were 0.63% at March 31, 1996. Management believes this is an acceptable ratio in relation to the overall quality of the Company's loan portfolio.

  At March 31, 1996, the recorded investment in loans that were considered to be impaired under Statement of Financial Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by SFAS No. 118, was $1,618,000 (of which $165,000 were on a nonaccrual basis). Included in this amount is $106,000 of impaired loans for which the related allowance for loan losses is $31,000. The remaining impaired loan balances of $1,511,000 do not have a related allocation of the allowance for loan losses as a result of write-downs, being well-secured, or possessing characteristics demonstrating ability to repay the loan. The average recorded investment in impaired loans during the quarter ended March 31, 1996 was approximately $1,560,000. For the quarter ended March 31, 1996, the Company recognized interest income on impaired loans of $49,000, which included $1,000 of interest income recognized on a cash basis.

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

  The Company will continue to monitor the status of any impaired loans, as well as performing loans, in order to determine the appropriate reserve for potential loan loss. Management believes the allowance for loan loss of 1.76% of total loans at March 31, 1996, to be adequate to absorb inherent losses in the portfolio.


Funding Sources
- ---------------
  The Company considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Company, reaching $435,839,000 at March 31, 1996, an increase of 1.6% since year-end 1995. Deposit growth occurred primarily in transaction-based accounts such as SuperNow balances.

  Non-interest bearing demand deposits at March 31, 1996 totaled $51,983,000, up from year-end 1995's balance of $50,067,000.
Management feels the March 31 balance was a temporary fluctuation and that average balances in non-interest-bearing deposits are more meaningful and should be used for comparative purposes. Compared to fourth quarter 1995, average non-interest bearing deposit balances increased $697,000 (or 1.4%) to $48,873,000. Management will continue to focus efforts to maintain the non-interest bearing deposit base of the Company and anticipates growth in this funding category through the Acquisition and new markets.

  Short-term borrowings fueled the majority of growth for the Company in the first quarter. Management feels most of these short-term funds will be replaced by the acquired deposits from the Acquisition. The Company utilizes several forms of short-term borrowings, including FHLB advances and repurchase agreements (from both local business customers as well as national markets). At March 31, 1996, the largest component of short-term borrowings was FHLB borrowings, which totaled $37,850,000. Management believes these borrowings will be repaid upon consummation of the Acquisition and the Company will continue to access short-term FHLB borrowings as necessary.

  During the first three months of 1996, the Company experienced a change in the mix of its deposit base. In January, a $5 million brokered certificate of deposit ("CD") matured. The Company has another brokered CD in the amount of $5 million scheduled to mature in July 1996.

  As a result of the maturity of the brokered CD and other short-term, aggressively priced CD's offered in 1995, total CD's decreased $10,836,000 (or 4.9%) to $208,122,000 at March 31,
1996. Management expects existing CD balances to remain level or increase slightly in 1996. In the Acquisition, the Company assumed approximately $40 million of CD's, with maturities ranging from six months to 5 years. In addition, a special 11-month CD offering was initiated in April to remain competitive in the markets served by the Company.

  In the first quarter, the largest growth in deposits occurred in SuperNow accounts, an increase of nearly $12 million (or 35.3%) since year-end 1995. This increase was due primarily to seasonal growth in a special account relationship using the SuperNow deposit product. Due to this account's cyclical nature, management expects this customer's SuperNow balances to return to normal levels over the next three month period.

  Other deposit account balances showed minor changes in average aggregate account balances for the three months ended March 31, 1996. Average total balances in savings accounts increased $2,240,000 (or 3.3%) to nearly $70 million, as consumers shifted their investments to these types of deposits. Average non-interest bearing demand deposits increased $691,000 (or 1.4%) to $48,689,000.

  In addition to traditional deposits, the Company continues to maintain long-term borrowings from the FHLB. This allows the Company to obtain reliable funds at fixed and indexed rates for longer periods of time than other traditional deposit products, creating the opportunity to match longer term fixed rate mortgages and other extended-maturity asset commitments against a similar funding source. Principal paydowns on long-term advances from the FHLB during the first quarter resulted in total long-term FHLB borrowings at March 31 of $20,835,000, a quarterly decrease of 3.5%. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.


Capital/Stockholders' Equity
- ----------------------------
  The Company's capital continues to provide a strong base for profitable growth. Total stockholders' equity was $51,423,000 at March 31, 1996 compared to $51,474,000 at year-end 1995, a modest decrease. Equity growth was slowed in the first quarter by the adjustment for net unrealized holding gain on available-for-sale securities, net of deferred taxes, which decreased $1,546,000 to $923,000 by the end of the first quarter. Tangible equity (stockholders' equity less adjustment for net unrealized holding gain on available-for-sale securities) totaled $50,500,000 at March 31, 1996, up nearly $1.5 million (or 3.1%) since December 31, 1995.

  Since all of the investment securities in the Company's portfolio are classified as available-for-sale, both the investment and equity sections of the Company's balance sheet are more sensitive to the changing fair values of investments. In the first quarter, interest rates slightly increased, causing a corresponding decrease in the market value of the investment portfolio. The Company's management feels the status of the investment markets do not substantially affect the Company's equity, as it continues to provide a strong base for expansion of operations as well as potential for growth in both new and existing markets.

  In the first quarter, the Company earned $1,881,000 and declared dividends of $530,000, a dividend payout ratio of 28.18% of net income. Management feels this is an acceptable payout ratio for the Company and anticipates similar payout ratios in future periods.

  The Company has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. The Company's risk-based capital ratio of 13.87% at March 31, 1996 is well above the minimum standard of 8%. The Company's Tier 1 capital ratio of 12.62% also exceeded the regulatory minimum of 4%. The Leverage ratio at March 31, 1996 was 8.48% and also above the minimum standard of 3%. These ratios provide quantitative data demonstrating the strength and future opportunities for use of the Company's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Company as part of its strategic decision process.


Liquidity and Interest Rate Sensitivity
- ---------------------------------------
  Liquidity measures an organization's ability to meet cash obligations as they come due. The Consolidated Statement of Cash Flows presented on page 5 of the accompanying financial statements provide analysis of the Company's cash and cash equivalents. Additionally, management considers that portion of the loan portfolio that matures within one year and the maturities within one year in the investment portfolio as part of the Company's liquid assets. The Company's liquidity is monitored by the ALCO, which establishes and monitors ranges of acceptable liquidity measurement. Management feels the Company's current liquidity position is adequate.

  The interest rate sensitivity position at March 31, 1996 indicated the Company was liability sensitive in the short-term and asset sensitive for periods longer than one year. In the long-term, the Company is in a net asset sensitive position, which means if interest rates increase, the Company's net interest income will increase over time. If interest rates decline, net interest income will also decrease. Management monitors the asset and liability sensitivity through the ALCO and uses this data to make appropriate strategic decisions.

  Management does not expect the Acquisition to negatively impact either the Company's liquidity situation or interest rate sensitivity position.


Effects of Inflation on Financial Statements
- --------------------------------------------
  Substantially all of the Company's assets relate to banking and are monetary in nature. Therefore they are not impacted by inflation to the same degree as companies in capital intensive industries. During a period of rising prices, a net monetary asset position results in loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the banking industry, typically monetary assets exceed monetary liabilities.
Therefore as prices have recently increased, financial institutions experienced a decline in the purchasing power of their net assets.


Future Outlook
- --------------
  Management is pleased with the Company's performance in the first three months of 1996 and feels the consistent earnings record has positioned the Company to achieve established goals and enhance investor return. Management continues to challenge its workforce to identify critical banking processes and re-engineer services to provide the customer with exceedingly high quality products and services. Investments in technology allow the workforce the opportunity to compete at higher levels than other financial institutions of similar size. Management feels the current combination of human resources and technology has positioned the Company for the future.

  Product enhancement in customer service will be implemented in second quarter 1996. The Peoples "Connect" Card, a debit card, will be unveiled to customers in May. The Peoples Connect Card looks like a credit card, but acts like a traditional check. Payment for purchases comes directly from the customer's bank account, and therefore no interest charges are incurred. The Peoples Connect Card will be accepted anywhere MasterCard is accepted. Benefits to our customers include increased security, alternative to writing checks, and improved money management. Management believes the introduction of the Peoples Connect Card will enhance the customer's range of choices in selecting their financial services and represents the Company's strong commitment to provide continued full-service banking products.

  Technological advances will be achieved in second quarter 1996 through investment in a broad, PC-based system for the Company's customer service representatives ("CSR's"). In this system, each CSR will be connected to the Company-wide electronic network that provides a faster, more efficient method of serving our customers. The new system represents another phase in the integration of the Company's financial information. When finished, the system will enhance customer service as product information will be more readily available to all CSR's. Electronic communication is the future of a competitive business, and through increased investment in technology, the Company anticipates a virtual electronic financial institution in the future. Costs will be reduced via decreased paper usage and other efficiencies. The project is progressing as expected and is scheduled to begin operation by June 30, 1996.

  The interest rate environment will play an important role in the future earnings of the Company. Pressures on net interest income and margin are expected to intensify throughout 1996. Management has implemented several pricing strategies to effectively include the new deposits assumed through the branch acquisition. Interest rates on CD's continue to be highly competitive, and in response, management began offering a special 11-month CD in early second quarter at rates slightly higher than the average comparable CD rates in the markets we serve. Management expects this product to generate additional funding sources for the Company as well as provide additional financial service opportunities to customers.

  The Company's balance sheet growth continues to be a focus of management. Several strategies, including branch acquisition of deposits as well as growth strategies through borrowings and additional purchases of investment securities, have been implemented during 1995 and first quarter 1996. Management will continue to analyze a wide variety of methods as means of maximizing customer service, as well as enhancing profitability and return to shareholders.

  Enhanced non-interest income and controlled non-interest expense are critical to the success of the Company. First quarter results reflect successful enhancements of the Company's performance and efficiency. The first quarter efficiency ratio shows the Company's results to be improved compared to the same period last year, from 64.36% in first quarter 1995 to 60.23% for the quarter ended March 31, 1996. The efficiency ratio, which measures non-interest expense as a percentage of fully tax equivalent net interest income and non-interest income, was improved primarily through decreased non-interest expense, via reduced BIF premium expense as well as decreased salaries and benefits achieved through the early retirement plan of 1995. Salaries and wages are analyzed on a regular basis to identify
greater possible efficiencies.   Management has recently
directed its focus to an improved efficiency ratio as a method of enhancing profitability and return on equity.

  The Company's loan to deposit ratio has remained relatively constant through the first quarter of 1996 at 88.04%, compared to 88.45% at December 31, 1995. This ratio is expected to decrease during the second quarter as a result of the deposits acquired in the Acquisition. Due primarily to the demand for new loans experienced in the markets we serve, management expects the Company's loan to deposit ratio to decrease slightly and stabilize as the acquired deposits are used to fund these new loans. Management is comfortable with the current loan to deposit ratio and feels an acceptable ratio can be maintained due to the strong loan demand.

  Although net interest margin has narrowed in 1996, increased volume in the first quarter has provided the Company increased earnings. As non-interest expense from the three full-service banking offices is realized in the remainder of 1996, the Company must continue to recognize new methods of improving operating efficiencies. This goal remains an integral part of management's operating plan and the Company's business definition.

  The Company continues to enhance profits through the expansion of interest bearing deposits and the ensuing asset growth. Management concentrates on return on equity and earnings per share evaluations, plus other methods, to measure and direct the performance of the Company. While past results are not an indication of future earnings, management feels the Company is positioned to maintain performance of normal operations through the remainder of 1996.


"Safe Harbor" Statement under the Private Securities Litigation
Reform Act of 1995
- ---------------------------------------------------------------
  The statements in this Form 10-Q which are not historical fact are forward looking statements that involve risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of economic conditions, the impact of competitive products and pricing, and other risks detailed in the Company's Securities and Exchange Commission filings.




             		      PEOPLES BANCORP INC. AND SUBSIDIARIES
             		      CONSOLIDATED AVERAGE BALANCE SHEET AND
                   			  ANALYSIS OF NET INTEREST INCOME
             		      --------------------------------------

                            				       For the Three Months Ended March 31,
                                   					     1996                 1995
                                       Average   Yield/    Average   Yield/
                                  					Balance    Rate     Balance    Rate
ASSETS
- ------
Securities:
  Taxable                              $120,522    6.71%   $ 80,151    7.20%
  Tax-exempt                             23,363    7.95%     22,343    8.86%
				                                   --------   ------   --------   ------
    Total                               143,885    6.92%    102,494    7.56%

Loans:
  Commercial                            119,200    9.70%    114,804    9.35%
  Real estate                           160,475    8.67%    154,040    8.59%
  Consumer (net)                        101,759   10.23%     94,459    9.74%
                            				       --------   ------   --------   ------
    Total                               381,434    9.41%    363,303    9.13%
  Less: Allowance for loan losses        (6,750)             (6,755)
                            				       --------   ------   --------   ------
    Net loans                           374,684    9.62%    356,548    9.30%

Interest-bearing deposits                   966    4.96%      1,220    5.79%
Federal funds sold                        5,947    5.40%      7,458    5.97%
                            				       --------   ------   --------   ------
    Total earning assets                525,482    8.81%    467,720    8.87%

Other assets                             36,501              35,421
                            				       --------            --------
      Total assets                     $561,983            $503,141
                            				       ========            ========

LIABILITIES AND EQUITY
- ----------------------
Interest-bearing deposits:
  Savings                              $ 69,856    3.05%   $ 70,228    3.32%
  Interest-bearing demand deposits       96,804    3.43%     88,125    3.12%
  Time                                  212,495    5.62%    210,834    5.50%
				                                   --------   ------   --------   ------
    Total                               379,155    4.58%    369,187    4.51%

Borrowed funds:
  Short-term                             51,097    5.31%     12,899    4.63%
  Long-term                              22,880    6.05%     23,476    6.11%
                            				       --------   ------   --------   ------
    Total                                73,977    5.53%     36,375    5.58%
                            				       --------   ------   --------   ------
    Total interest bearing liabilities  453,132    4.74%    405,562    4.61%

Non-interest bearing deposits            48,873              46,261
Other liabilities                         7,872               4,806
                            				       --------            --------
    Total liabilities                   509,877             456,629
                            				       --------            --------

Stockholders' equity                     52,106              46,512
                            				       --------            --------
      Total liabilities and equity     $561,983            $503,141
				                                   ========            ========


Interest income to earning assets                  8.81%               8.87%
Interest expense to earning assets                 4.09%               4.00%
                                          						  ------              ------
      Net interest margin                          4.72%               4.87%
						                                            ======              ======

Interest income and yields presented on a fully tax-equivalent basis using a 34% tax rate.



                            				   PART II
                            				   -------

ITEM 1:  Legal Proceedings.
       	 None.

ITEM 2:  Changes in Securities.
       	 None.

ITEM 3:  Defaults upon Senior Securities.
       	 None.

ITEM 4:  Submission of Matters to a Vote of Security Holders.

  On April 9, 1996, the Peoples Bancorp Inc. Annual Meeting of Shareholders was held in The Peoples Banking and Trust Company Conference Room in Marietta, Ohio. The meeting was well-attended and over 83% of the outstanding common shares were represented by proxy. No votes were placed in person. All items of business on the agenda were approved by the shareholders and the results are as follows:

    1) Three Directors of the Company were re-elected to serve terms of three years each (expiring in 1999): Dennis D. Blauser, Norman J. Murray, and Joseph H. Wesel. In addition, a new Director of the Company was elected: Rex E. Maiden, who has served on the Board of Directors of Peoples Bank for several years. Directors of the Company who continue to serve after the 1996 Annual Meeting include George W. Broughton, Wilford D. Dimit, Robert E. Evans, Barton S. Holl, James B. Stowe, Paul T. Theisen and Thomas C. Vadakin.

    2)  A proposal was approved to adopt an amendment to Article
       	FOURTH of the Company's Amended Articles of Incorporation to increase the authorized number of common shares, without par value, of the Company from 6,000,000 to 12,000,000 common shares.



                    			 SHAREHOLDER VOTING RESULTS

                                                        								    BROKER
                                                       								      NON-
ISSUE                          FOR      WITHHELD  AGAINST  ABSTAIN   VOTES
- --------------------------  ---------   --------  -------  -------  ------
Dennis D. Blauser           2,469,668    119,927        0        0     N/A
Norman J. Murray            2,506,073     83,522        0        0     N/A
Joseph H. Wesel             2,545,309     44,286        0        0     N/A
Rex E. Maiden               2,520,795     68,800        0        0     N/A
Amendment to increase the
  authorized number of
  common shares of the
  Company from 6,000,000
  to 12,000,000 common
  shares                    2,509,901          0   33,173   46,521       0



ITEM 5:  Other Information.
       	 None.


ITEM 6:  Exhibits and Reports on Form 8-K.
       	 a)  Exhibits:

                          				 EXHIBIT INDEX

Exhibit
Number                    Description                    Exhibit Location
- -------  --------------------------------------------  --------------------
 3 (a)   Certificate of Amendment to the Amended       Pages 20 to 22.
       	 Articles of Incorporation of
       	 Peoples Bancorp Inc.

 3 (b)   Amended Articles of Incorporation of          Pages 23 to 25.
       	 Peoples Bancorp Inc. (as amended).

  11     Computation of Earnings Per Share.            Page 26.

  27     Financial Data Schedule.                      EDGAR electronic
                                          						       filing only.


       	 b)  Reports on Form 8-K.
       	     None.





                          				  SIGNATURES
                          				  ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                         				      PEOPLES BANCORP INC.

Date:  May 13, 1996                By: /s/ ROBERT E. EVANS
    				                               Robert E. Evans
                             				      President and Chief Executive Officer


Date:  May 13, 1996                By:  /s/ JOHN W. CONLON
                              				      John W. Conlon
                            				        Chief Financial Officer



                            				EXHIBIT INDEX


    	       PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
		                  FOR PERIOD ENDED MARCH 31, 1996
    	       --------------------------------------------------


Exhibit
Number                    Description                    Exhibit Location
- -------  --------------------------------------------  --------------------
 3 (a)   Certificate of Amendment to the Amended       Pages 21 to 23.
       	 Articles of Incorporation of
       	 Peoples Bancorp Inc.

 3 (b)   Amended Articles of Incorporation of          Pages 24 to 26.
       	 Peoples Bancorp Inc. (as amended).

  11     Computation of Earnings Per Share.            Page 27.

  27     Financial Data Schedule.                      EDGAR electronic
                                          						       filing only.