Form 10-Q
period 1996-06-30
PEOPLES BANCORP INC
filed 1996-08-13
CIK 318300

FORM 10-Q
                          				  ---------
           		      SECURITIES AND EXCHANGE COMMISSION
                 			    Washington, DC  20549


(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       	SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       	For the quarterly period ended June 30, 1996

                          				OR

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       	THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       	For the transition period from ____ to ____



                     			 Commission file number 0-16772


             			      PEOPLES BANCORP INC.
- ---------------------------------------------------------------------------
     	    (Exact name of Registrant as specified in its charter)

     	       Ohio                                31-0987416
- ----------------------------------     ------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

138 Putnam Street, P. O. Box 738, Marietta, Ohio             45750
- ------------------------------------------------     ----------------------
    (Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code:      (614) 373-3155
                                          						     ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	    Yes       X              No
       		  ---------              ---------

Indicate the number of shares outstanding of each of the issuer's class of Common Stock, as of August 2, 1996: 3,438,934.


                           Page 1 of 21 Pages

                    Exhibit Index Appears on Page 20




                  			 PART I - FINANCIAL INFORMATION
                  			 ------------------------------

                         				    ITEM 1
                         				    ------

  The following Condensed Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flow of Peoples Bancorp Inc. (the "Company") and subsidiaries, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Complete audited consolidated financial statements with footnotes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.



            		     PEOPLES BANCORP INC. AND SUBSIDIARIES
            		     -------------------------------------
            		     CONDENSED CONSOLIDATED BALANCE SHEETS
            		     -------------------------------------



                                          						June 30,       December 31,
                                          						  1996             1995
ASSETS                                        ------------     ------------
- ------
Cash and cash equivalents:
  Cash and due from banks                     $ 25,647,000     $ 17,251,000
  Interest-bearing deposits in other banks         247,000          243,000
  Federal funds sold                                     0        3,500,000
					                                         ------------     ------------
    Total cash and cash equivalents             25,894,000       20,994,000
                                   					      ------------     ------------

Investment securities (all classified as
  available-for-sale, amortized cost
  of $152,300,000 at June 30, 1996 and
  $128,021,000 at December 31, 1995)           152,079,000      131,762,000

Loans, net of unearned interest                398,823,000      379,526,000
Allowance for loan losses                       (6,723,000)      (6,726,000)
                                   					      ------------     ------------
    Net loans                                  392,100,000      372,800,000
                                   					      ------------     ------------

Bank premises and equipment, net                11,294,000       10,575,000
Other assets                                    15,139,000        7,299,000
                                   					      ------------     ------------
      Total assets                            $596,506,000     $543,430,000
                                   					      ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Deposits:
  Non-interest bearing                        $ 56,286,000     $ 50,067,000
  Interest bearing                             437,678,000      379,010,000
                                   					      ------------     ------------
    Total deposits                             493,964,000      429,077,000
                                   					      ------------     ------------
Short-term borrowings:
  Federal funds purchased and securities
    sold under repurchase agreements            12,614,000       12,060,000
  Federal Home Loan Bank term advances          10,000,000       21,216,000
                                   					      ------------     ------------
    Total short-term borrowings                 22,614,000       33,276,000
                                   					      ------------     ------------

Long-term borrowings                            21,508,000       23,142,000
Accrued expenses and other liabilities           6,575,000        6,461,000
                                   					      ------------     ------------
      Total liabilities                        544,661,000      491,956,000
                                   					      ------------     ------------

Stockholders' Equity
- --------------------
Common stock, no par value, 12,000,000
  shares authorized - 3,440,934 shares
  issued at June 30, 1996 and 3,332,598
  issued at December 31, 1995, including
  shares in treasury                            34,139,000       30,898,000
Net unrealized holding (loss) gain on
  available-for-sale securities, net
  of deferred income taxes                        (146,000)       2,469,000
Retained earnings                               17,852,000       21,786,000
                                   					      ------------     ------------
                                          						51,845,000       55,153,000

Treasury stock, at cost, no shares at
  June 30, 1996 and 220,406 shares at
  December 31, 1995                                      0       (3,679,000)
                                   					      ------------     ------------
      Total stockholders' equity                51,845,000       51,474,000
                                   					      ------------     ------------
      Total liabilities and
       	stockholders' equity                  $596,506,000     $543,430,000
					                                         ============     ============



                    PEOPLES BANCORP INC. AND SUBSIDIARIES
            		      -------------------------------------
            		   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            		   -------------------------------------------

                     			    Three Months Ended        Six Months Ended
				                              June 30,                  June 30,
			                          1996          1995        1996         1995
                     			 -----------  -----------  -----------  -----------
Interest income          $11,812,000  $10,780,000  $23,210,000  $20,879,000
Interest expense           5,416,000    5,228,000   10,783,000    9,844,000
                     			 -----------  -----------  -----------  -----------
  Net interest income      6,396,000    5,552,000   12,427,000   11,035,000

Provision for loan losses    435,000      310,000      795,000      595,000
                     			 -----------  -----------  -----------  -----------
  Net interest income
    after provision
    for loan losses        5,961,000    5,242,000   11,632,000   10,440,000


Other income               1,184,000    1,028,000    2,264,000    2,034,000
Gain on sale of securities         0            0       26,000            0
Other expenses             4,299,000    4,082,000    8,312,000    8,149,000
                     			 -----------  -----------  -----------  -----------
Income before income
  taxes                    2,846,000    2,188,000    5,610,000    4,325,000

Federal income taxes         875,000      654,000    1,758,000    1,305,000
                     			 -----------  -----------  -----------  -----------
      Net income         $ 1,971,000  $ 1,534,000  $ 3,852,000  $ 3,020,000
                     			 ===========  ===========  ===========  ===========


Earnings per share             $0.57        $0.44        $1.11        $0.86
                     			 -----------  -----------  -----------  -----------
Weighted average shares
  outstanding (primary)    3,471,802    3,506,171    3,465,881    3,511,779
                     			 -----------  -----------  -----------  -----------

Cash dividends declared     $531,000     $462,000   $1,061,000     $925,000
                     			 -----------  -----------  -----------  -----------

Cash dividend per share        $0.15        $0.13        $0.31        $0.26
	                     		 -----------  -----------  -----------  -----------



              		    PEOPLES BANCORP INC. AND SUBSIDIARIES
              		    -------------------------------------
              		    CONSOLIDATED STATEMENTS OF CASH FLOWS
              		    -------------------------------------

                                         						       Six Months Ended
                                                 							   June 30,
                                          						      1996          1995
                                          						  -----------   -----------
Cash flows from operating activities:
- -------------------------------------
Net income                                        $ 3,852,000   $ 3,020,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                         795,000       595,000
    Gain on sale of investment securities             (26,000)            0
    Depreciation, amortization, and accretion       1,397,000       862,000
    (Decrease) increase in interest receivable       (344,000)      216,000
    Increase in interest payable                      382,000       372,000
    Deferred income tax benefit                      (100,000)      (50,000)
    Deferral of loan origination fees and costs        50,000       (29,000)
    Other, net                                     (1,290,000)     (327,000)
                                          						  -----------   -----------
      Net cash provided by operating activities     4,716,000     4,659,000
                                          						  -----------   -----------

Cash flows from investing activities:
- -------------------------------------
Purchases of available-for-sale securities        (39,028,000)  (20,807,000)
Purchases of held-to-maturity securities                    0    (1,230,000)
Proceeds from sales of available-for-sale
  securities                                        4,528,000             0
Proceeds from maturities of
  available-for-sale securities                    10,176,000     6,537,000
Proceeds from maturities of
  held-to-maturity securities                               0       485,000
Net increase in loans                             (20,145,000)   (5,104,000)
Expenditures for premises and equipment            (1,718,000)     (552,000)
Proceeds from sales of other real estate owned              0        30,000
Acquisition of branches, net of cash received      (5,354,000)            0
                                          						  -----------   -----------
      Net cash used in investing activities       (51,541,000)  (20,641,000)
                                          						  -----------   -----------

Cash flows from financing activities:
- -------------------------------------
Net increase (decrease) in non-interest
  bearing deposits                                  6,219,000    (2,042,000)
Net increase in interest-bearing deposits          58,668,000    35,626,000
Net decrease in short-term borrowings             (10,662,000)   (4,628,000)
Payments on long-term borrowings                   (1,634,000)   (1,337,000)
Cash dividends paid                                  (960,000)     (829,000)
Purchase of treasury stock                           (235,000)     (502,000)
Proceeds from issuance of common stock                329,000        71,000
                                          						  -----------   -----------
      Net cash provided by financing activities    51,725,000    26,359,000
                                          						  -----------   -----------

Net increase in cash and cash equivalents           4,900,000    10,377,000
Cash and cash equivalents at beginning of year     20,994,000    24,701,000
                                          						  -----------   -----------
Cash and cash equivalents at end of period        $25,894,000   $35,078,000
                                          						  ===========   ===========

NOTES TO FINANCIAL STATEMENTS

 	The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.


1.  Branch Acquisitions
- -----------------------
 	On April 26, 1996, The Peoples Banking and Trust Company ("Peoples Bank"), one of the Company's subsidiaries, acquired three full-service banking offices and assumed approximately $73.9 million in deposits from an unaffiliated institution (referred hereafter as "Acquisition") for a total consideration of $5.4 million.

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



2.  Stock Dividend
- ------------------
 	On August 1, 1996, the Company issued a 10% stock dividend to shareholders of record on July 15, 1996. This stock dividend has been given retroactive effect in the June 30, 1996, balance sheet.



3.  New Accounting Pronouncements
- ---------------------------------
 	In June 1996, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125") that provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities. SFAS No. 125 will significantly change the accounting rules for determining whether a transfer represents a sale and, if so, the calculation of the gain or loss resulting from the sale. Management does not expect SFAS No. 125 to have a material effect on the Company's future financial statements. SFAS No. 125 is effective for the transfer of assets after December 31, 1996.


                           				   ITEM 2
                           				   ------

            		MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            		-----------------------------------------------
             	     OF OPERATIONS AND FINANCIAL CONDITION
            		     -------------------------------------

                   			   SELECTED FINANCIAL DATA
                   			   -----------------------

  The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows.

                          				     For the Three          For the Six
                          				     Months Ended           Months Ended
                           				       June 30,               June 30,
                           				    1996      1995         1996      1995
                           				  --------  --------     --------  --------
SIGNIFICANT RATIOS
- ------------------
Net income to:
- --------------
  Average assets*                   1.34%     1.17%        1.34%     1.18%
  Average shareholders' equity*    15.20%    12.63%       14.82%    12.70%

Net interest margin*                4.80%     4.69%        4.77%     4.77%

Efficiency ratio*                  53.16%    59.62%       53.76%    59.90%

Average shareholders' equity
 to average assets                  8.80%     9.27%        9.03%     9.26%

Loans net of unearned interest
 to deposits (end of period)       80.74%    83.72%       80.74%    83.72%

Allowance for loan losses
 to loans net of unearned
 interest (end of period)           1.69%     1.82%        1.69%     1.82%


Capital ratios:
- ---------------
  Tier I capital ratio             11.47%    13.24%       11.47%    13.24%
  Risk-based capital ratio         12.73%    14.49%       12.73%    14.49%
  Leverage ratio                    7.76%     8.92%        7.76%     8.92%

Cash dividends to net income       26.94%    30.96%       27.54%    30.63%



PER SHARE DATA
- --------------
Book value per share              $15.07    $14.32       $15.07    $14.32

Earnings per share                $ 0.57    $ 0.44       $ 1.11    $ 0.86

Cash dividends per share          $ 0.15    $ 0.13       $ 0.31    $ 0.26





* Net income to average assets, net income to average shareholders' equity, net interest margin, and efficiency ratio are presented on an annualized basis.

Net interest margin is calculated using fully tax equivalent net interest income as a percentage of average earning assets.

Efficiency ratio is a ratio of non-interest expense (less amortization of intangibles) as a percentage of fully tax equivalent net interest income plus non-interest income
(excluding gains).




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

 	On April 26, 1996, Peoples Bank acquired three full-service banking offices and assumed approximately $73.9 million in deposits from an unaffiliated institution (referred hereafter as "Acquisition"). The offices are located in southeastern Ohio in the cities of Gallipolis, Pomeroy, and Rutland, Ohio, and serve the counties of Meigs (Ohio), Gallia (Ohio) and Mason (West Virginia).



                          RESULTS OF OPERATIONS
                          ---------------------

Overview of the Income Statement
- --------------------------------
 	For the six months ended June 30, 1996, the Company earned $3,852,000 in net income, a 27.5% increase from $3,020,000 in the same period last year. For the quarter ended June 30, 1996, the Company recorded net income of $1,971,000, a 28.5% increase from $1,534,000 in second quarter 1995.

 	In the second quarter, earnings per share increased 29.5% from $0.44 last year to $0.57 in 1996. All references to per share amounts have been adjusted to reflect a 10% stock dividend issued to shareholders of record on July 15, 1996, as well as a 10% stock dividend issued to shareholders of record on October
10, 1995.

 	Net income increased in the second quarter due to the growth of the Company. In anticipation of the Acquisition (and its associated deposits), the Company's management initiated a
pre-Acquisition investment program.   As a result, the Company's
second quarter net income grew via the Acquisition, which provided an increased earning asset base and opportunity for net interest income growth. Compared to the prior year's second quarter, net interest income increased $844,000 (or 15.2%) to $6,396,000, due to increased earning asset volumes and improved net interest margin.

 	Non-interest income and non-interest expense also increased as a result of the Acquisition. Second quarter non-interest income reached $1,184,000, a 14.4% increase compared to the same period last year. Non-interest expense totaled $4,299,000 compared to $4,082,000 in second quarter 1995, an increase of 5.3%.


Interest Income and Expense
- ---------------------------
 	Increased second quarter profits can be attributed primarily to the growth in net interest income, as second quarter net interest income totaled $6,396,000 in 1996 compared to $5,552,000 last year, up 15.2%. Continued growth in investments in higher-yielding assets such as loans provided the Company increased interest income, while the Acquisition provided a lower cost of funds compared to the borrowings recently utilized by the Company. For the six months ended June 30, 1996, net interest income totaled $11,632,000, up $1,192,000 (or 11.4%)
compared to the same period one year earlier.

 	Due to the investment in higher-yielding assets, net interest margin on a fully-tax equivalent basis reached 4.80% in second quarter 1996, up from 4.69% in second quarter 1995. Interest rate pressures will continue to challenge the Company for the remainder of 1996, as management plans to continue to aggressively offer special time deposit prices over the next several months. As a result, management expects net interest margin to decrease slightly in the near term and then remain relatively stable for the remainder of 1996. Management will continue to monitor the effects of net interest margin on the performance of the Company.

 	Please refer to the "Consolidated Average Balance Sheet and Analysis of Net Interest Income" table included on page 17 for a complete quantitative evaluation of the Company's net interest margin.

 	In the second quarter, the Company recorded a provision for loan losses of $435,000, up from $310,000 in second quarter
1995. Due to increased loan volumes and the potential for increased chargeoffs from recent growth in consumer loan delinquencies, management intends to increase the loan loss provision in the third quarter to approximately $585,000. If these trends continue in the second half of 1996, additional provisions will be considered.

 	Over the past several years, the Company has been very active in indirect lending. Recently, due to marginal results, management has taken initiatives to refocus the indirect lending goals of the Company, including tighter underwriting standards and more aggressive collection of past due accounts. Management will continue to monitor the entire loan portfolio to maintain loan quality and high underwriting standards.


Non-Interest Income
- -------------------
 	Several categories of non-interest income reflect increases compared to 1995. Income generated from fiduciary activities increased $99,000 (or 11.8%) to $941,000, due primarily to increased volume of assets managed by the Investment and Trust Division of Peoples Bank. Income from fiduciary activities totaled $469,000 for the quarter ended June 30, 1996, an increase of $46,000 (or 10.9%) compared to the same period last year. The Investment and Trust Division of Peoples Bank manages over $430 million in assets (market value) and continues to be a leader in fiduciary services for the Company's market area.

 	For the six months ended June 30, 1996, account service charge income increased $102,000 (or 13.2%) to $876,000. This increase in fee income was based primarily on the growth in number of customers and related deposit accounts assumed in the Acquisition. The Company's fee income generated from deposits is based on cost recoveries associated with services provided.
Revenues were also enhanced through an increase in certain fees effective in April, 1996.

 	In late 1995, First National Bank's subsidiaries, Northwest Territory Life Insurance Agency, Inc. and Northwest Territory Property and Casualty Insurance Agency, Inc. (the "Agencies"), were awarded insurance agency powers in the State of Ohio. The Agencies received Certificates of Qualification to provide full life and property insurance product lines to consumers in Ohio. These Agencies were the first in Ohio to be affiliated with a financial institution. Although the Agencies' results of operations did not have a material impact on results of operations through the first half of 1996, they are anticipated to produce income growth and long-term value to the Company through internal development as well as external affiliation and acquisition.

 	In addition to traditional deposit products generating non-interest income for the Company, an agreement with an unaffiliated securities dealer has also generated non-interest income through the receipt of lease payments. Management expects this non-traditional revenue source to continue to provide incremental earnings for the Company in the future.


Non-Interest Expense
- --------------------
 	Maintaining acceptable levels of non-interest expense is important to the profitability of the Company. For the six months ended June 30, 1996, non-interest expense was $8,312,000, an increase of $163,000 (or 2.0%) compared to the first half of 1995. In 1996's second quarter, non-interest expense totaled $4,299,000, up $217,000 (or 5.3%) compared to the same period a year earlier.

 	For the three months ended June 30, 1996, salaries and benefits expense increased $18,000 (or 1.0%) to $1,834,000 compared to last year's second quarter. Management expects salaries and benefits expense to increase slightly through the remainder of 1996 due to the additional employees assumed in the Acquisition.

 	Compared to second quarter 1995, non-interest expense was positively affected by the recent lowering of costs related to the Bank Insurance Fund ("BIF") expense. BIF expense is the annual premium financial institutions pay for deposit insurance. In 1996, second quarter BIF expense totaled $7,000, compared to $228,000 of expense incurred in second quarter 1995. Lower BIF premiums in the future should improve the Company's efficiency ratios.

 	The amortization of intangibles related to the Acquisition approximated $100,000 in the second quarter and for the six months ended June 30, 1996. Future non-interest expense will be impacted by the amortization of intangibles related to the Acquisition. Management does not expect this amortization to materially impact the future profitability of the Company and is pleased with the enhanced customer service potential of the acquired offices.


Return on Assets
- ----------------
 	For the quarter ended June 30, 1996, return on average assets ("ROA") totaled 1.34%, up from 1.17% recorded in the same period a year earlier. For the six months ended June 30, 1996, ROA reached 1.34% compared to 1.18% in 1996.

 	Increased ROA can be attributed to improved net interest margin as well as increased efficiencies achieved in the areas of non-interest expense. Management anticipates ROA levels to remain relatively steady for the remainder of 1996.


Return on Equity
- ----------------
 	Management believes return on average stockholders' equity ("ROE") is an important indicator of an organization's financial strength and continues to monitor the performance of the Company relative to this ratio. The Company's ROE in the second quarter was 15.20%, compared to 12.63% for the same period last year.
This increase can be attributed primarily to increased net income as well as a reduction in total equity due to the adjustment in the net unrealized holding gain (loss), net of deferred income taxes, on available-for-sale securities. Total equity was also reduced in 1995 through the Company's significant purchases of treasury shares.

 	Management expects continuous improvement in ROE through the remainder of 1996 and into 1997. The Acquisition and its $73.7 million in deposits provided increased revenue potential without increasing stockholder's equity. The Company's capital is adequate under regulatory and industry standards.

 	On June 13, 1996, the Company's Board of Directors authorized the Company to repurchase up to 10,000 treasury shares at market price. The newly purchased treasury shares will be used in the Company's stock option programs.


Federal Income Tax Expense
- --------------------------
 	Federal income taxes increased from $654,000 in second quarter 1995 to $875,000 in 1996. For the six months ended June 30, 1996, federal income taxes totaled $1,758,000, an increase of $453,000 (or 34.7%) compared to the same period a year earlier.
This increase can be attributed to the Company's higher pre-tax income and a modest decrease in tax-exempt income.




                            FINANCIAL CONDITION
                            -------------------

Overview of Balance Sheet
- -------------------------
 	Total assets increased from $543,430,000 at December 31, 1995 to $596,506,000 at June 30, 1996, a growth rate of 9.8%. The increase in assets can be attributed primarily to the assumption of approximately $74 million in deposits related to the second quarter Acquisition. The Company invested the Acquisition funds in two primary categories: investment securities, up
$20,317,000 (or 15.4%) since year-end 1995, and loans, which increased $19,296,000 (or 5.1%) in the same time period. Total deposits increased $64,887,000 (or 15.1%) in the six months ended June 30, 1996, while total borrowings decreased
$12,296,000 (or 21.8%) to $42,692,000.

 	For the six months ended June 30, 1996, stockholders' equity increased $371,000 (or 0.7%) to $51,845,000. Although retained earnings and other factors increased stockholders' equity in the first six months of 1996, growth in total stockholders' equity remained modest due to the decrease in market value of the Company's investment securities portfolio (all of which are classified as available-for-sale) and purchases of treasury shares.


Cash and Cash Equivalents
- -------------------------
 	Cash and cash equivalents totaled $25,894,000 at June 30, 1996. Fluctuations in a sizable public fund deposit account and increased loan activity caused cash equivalents such as federal funds sold to decrease near the end of the second quarter.

 	Management believes the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portion of the investment and loan portfolios that matures within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.


Investment Securities
- ---------------------
 	Significant asset growth in 1996 has occurred in investment securities, which increased $20,317,000 (or 15.4%) to $152,079,000. All of the Company's investment securities are classified as available-for-sale.

 	As a result of the second quarter Acquisition (and its associated deposits), management initiated a program designed to increase investment in the securities portfolio. Since December 31, 1995, investments in US government agencies grew $23,239,000 to June 30, 1996's balance of $76,462,000. The additional purchases of investment securities were designed to position the portfolio for future earnings while maintaining adequate liquidity.

 	Balances in other investment categories have remained relatively unchanged in 1996. Since all of the Company's investment securities are classified as available-for-sale, the carrying value of the investments are more susceptible to market fluctuations compared to investments classified as held-to-maturity. At December 31, 1995, the Company was carrying a markup of $2,469,000 on its investment portfolio, compared to the June 30, 1996 markdown of $146,000. Management believes securities classified as available-for-sale provide greater flexibility in meeting liquidity needs as they come due.

 	Management monitors the earnings performance and the effectiveness of the liquidity of the investment portfolio on a regular basis through Asset/Liability Committee ("ALCO") meetings. The ALCO also monitors net interest income, sets pricing guidelines, and manages interest rate risk for the Company. Through active balance sheet management and analysis of the investment securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and the various credit needs of its customers.


Loans
- -----
 	The Company's loan volume continues to grow, and reflects the additional credit opportunities in the markets served. The
Company's lending is primarily focused in the local southeastern
Ohio market and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending. The Company's lending market's geographic size grew in the second quarter via the Acquisition, but did not have a significant effect on total loan balances at June 30, 1996. Management expects the new markets to provide loan growth over the next several quarters.

 	The following table details total outstanding loans at the
specified dates:
                                   					      June 30,        December 31,
                                          						1996              1995
	                                   				    ------------      ------------
Commercial, financial, and agricultural     $125,807,000      $117,306,000
Real estate, construction                      6,082,000         5,919,000
Real estate, mortgage                        164,100,000       154,469,000
Consumer                                     102,834,000       101,832,000
                                   					    ------------      ------------
    Total loans                             $398,822,000      $379,526,000
                                   					    ============      ============

 	At June 30, 1996, the Company had mortgage real estate loan balances of $164,100,000, up $9,631,000 (or 6.2%) from year-end
1995. Real estate loan activity continued to be strong in the second quarter due to the Company's special home equity credit line ("Equiline") program, designed to respond to the growing credit needs of the Company's markets. The special program offered 5-year, fixed rate Equilines at competitive interest rates and no loan closing costs. Since the program's inception in early February, the Company has generated over 300 new
Equilines with available credit lines of up to approximately
$8.5 million. At June 30, 1996, over $4.1 million of the special program's available balances were outstanding. Included in these totals are new Equilines extended by First National
Bank, which began offering Equilines to their customers in the first quarter of 1996. The program reached its intended goals near the end of the second quarter and management is pleased with the response to the special Equiline programs. Total
Equiline balances outstanding at June 30, 1996, were $11,897,000, up $1,623,000 (or 15.8%) since year-end 1995.

 	Commercial, financial, and agricultural loans activity continues to be strong through the second quarter of 1996. The respective economies in the Company's markets continue to provide quality credit opportunities, in particular, through the business production office located in Licking County, Ohio.
This office is designed to meet the growing credit needs of central Ohio and has provided strong loan growth since its inception in mid-1993. Management is pleased with the performance and growth of this office and will continue to focus on the enhancement and growth of the loan portfolio while maintaining underwriting quality.


Loan Concentration
- ------------------
 	The Company does not have a concentration of its loan portfolio in any one industry. Real estate lending continues to be the largest component of the loan portfolio, representing
$164,100,000 (or 41.1%) of total loans, while commercial, financial, and agricultural loans totaled $125,807,000 (or
31.5%). The Company's lending is primarily focused in the local southeastern Ohio market and consists principally of retail lending, which includes single-family residential mortgages and other consumer loan products. The Company's largest group of commercial loans consists of automobile dealer floor plans, which totaled $15,355,000 at June 30, 1996. It is the Company's policy to obtain the underlying inventory as collateral on these loans.

 	The Company does not extend credit to any single borrower in excess of the combined legal lending limits of its subsidiary banks.


Allowance for Loan Losses
- -------------------------
 	The allowance for loan losses as a percentage of loans modestly decreased from 1.77% at year-end 1995 to 1.69% at June 30, 1996.
The total dollar amount of the reserve decreased $4,000. For the six months ended June 30, 1996, provision for loan losses totaled $795,000, while gross chargeoffs were $1,009,000 and recoveries amounted to $211,000. In the second quarter, the Company's provision for loan losses totaled $435,000, up $75,000 compared to first quarter 1996. Second quarter gross chargeoffs totaled $578,000, while recoveries were $123,000. Due to the combination of recent loan growth and chargeoff activity, management expects to increase the provision for loan losses in the third quarter.

 	This year's loan chargeoffs outpaced 1995's first six months. Consumer credit problems have recently increased credit concerns of the financial services industry. The following table presents the Company's changes in allowance for loan losses for the period ended June 30, 1996, and 1995, respectively:

                     			       Three Months Ended       Six Months Ended
                             				    June 30,                June 30,
                            				1996        1995        1996        1995
                     			     ----------  ----------  ----------  ----------
Balance, beginning of period $6,743,000  $6,752,000  $6,726,000  $6,783,000
Chargeoffs                     (578,000)   (527,000) (1,009,000)   (916,000)
Recoveries                      123,000     146,000     211,000     219,000
                     			     ----------  ----------  ----------  ----------
  Net chargeoffs               (455,000)   (381,000)   (798,000)   (697,000)
                     			     ----------  ----------  ----------  ----------
Provision for loan losses       435,000     310,000     795,000     595,000
                     			     ----------  ----------  ----------  ----------
Balance, end of period       $6,723,000  $6,681,000  $6,723,000  $6,681,000
                     			     ==========  ==========  ==========  ==========

 	Industry reports indicate outstanding consumer credit has been on the rise, and consequently, consumer credit delinquencies have increased. Unlike many other financial institutions, where consumer credit problems have occurred in the credit card segment, a significant portion of the Company's recent chargeoffs have occurred in the consumer loan category and in particular, indirect lending, which has experienced increased loan activity in recent reporting periods. In the first half of 1996, the Company had gross chargeoffs in the consumer loan category of $910,000 and recoveries of $166,000. Consumer loan delinquencies and chargeoffs through the first six months of 1996 were higher than anticipated.

 	Net chargeoffs in both the real estate and commercial loan categories were lower than expected and demonstrate the quality
of these segments of the loan portfolio.   Management will
continue to monitor the entire loan portfolio to determine the adequacy of the allowance.

 	Nonperforming loans (those loans classified as nonaccrual, 90 days or more past due, and other real estate owned) as a percentage of outstanding loans was 0.42% at June 30, 1996. Nonaccrual loans and those loans 90 days past due totaled
$652,000 and $972,000 respectively at June 30, 1996. Other real estate owned totaled $38,000. Nonperforming loans have decreased since year-end 1995 while total loans grew as a result of increased loan activity. Management believes the current nonperforming loan ratio is acceptable and reflects the overall quality of the Company's loan portfolio.

 	At June 30, 1996, the recorded investment in loans that were considered to be impaired under Statement of Financial Standards
No. 114, "Accounting by Creditors for Impairment of a Loan"
("SFAS No. 114"), as amended by SFAS No. 118, was $875,000, all of which were accruing interest. Included in this amount is $299,000 of impaired loans for which the related allowance for loan losses is $137,000. The remaining impaired loan balances of $576,000 do not have a related allocation of the allowance for loan losses as a result of write-downs, being well-secured, or possessing characteristics demonstrating ability to repay the loan. The average recorded investment in impaired loans during the six months ended June 30, 1996, was approximately
$1,250,000. For the six months ended June 30, 1996, the Company recognized interest income on impaired loans of $79,000.

 	The Company will continue to monitor the status of any impaired loans, as well as performing loans, in order to determine the appropriate level of the allowance for loan losses. Management believes the allowance for loan loss of 1.69% of total loans at June 30, 1996, to be adequate to absorb inherent losses in the portfolio.


Funding Sources
- ---------------
 	The Company considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Company, reaching $493,964,000 at June 30, 1996, an increase of 15.2% since year-end 1995. Deposit growth occurred primarily through the Acquisition.

 	Non-interest bearing demand deposits at June 30, 1996 totaled $56,286,000, up 12.4% from year-end 1995's balance of $50,067,000. Anticipated growth in this funding source was recognized in the second quarter, as the addition of the Acquisition's new markets and increased customer base provided the Company with growth in non-interest bearing deposits.
Management will continue to focus efforts to maintain the non-interest bearing deposit base of the Company.

 	After utilizing short-term borrowings to fund first quarter growth in anticipation of the Acquisition, the Company decreased total borrowings in the second quarter to below those at
year-end 1995.   At the end of the first quarter, the Company
had over $67 million in short-term borrowings, but repaid the majority of these borrowings upon consummation of the Acquisition. At June 30, 1996, short-term borrowings,
(including FHLB advances and repurchase agreements - from both local business customers as well as national markets) totaled $22,614,000, down 32.0% since December 31, 1995. The Company will continue to access short-term FHLB borrowings as necessary.

 	In 1996, the Company has experienced a change in the mix of its deposit base. In January, 1996, a $5 million brokered certificate of deposit ("CD") matured. The Company had an additional brokered CD in the amount of $5 million which matured in July, 1996. The Company replaced the $5 million brokered CD maturing in July with a combination of lower cost short-term and long-term FHLB borrowings.

 	Second quarter growth in deposits was achieved primarily through the Acquisition. The Company assumed $73,874,000 in core deposits from the Acquisition and has experienced minimal runoff of those deposit balances in the second quarter. The following table details the core deposits assumed in the
Acquisition:

	  Non-interest bearing demand deposits      $ 5,553,000
	  Interest-bearing demand deposits            6,015,000
	  Savings accounts                           10,113,000
	  NOW and SuperNOW accounts                  11,423,000
	  CD's and IRA's                             40,770,000
                                   						    -----------
	      Total acquired deposits               $73,874,000
                                   						    ===========

 	Total CD's reached $243,381,000 at June 30, 1996, an increase of $24,423,000 since year-end 1995. The second quarter
Acquisition provided the Company with nearly $41 million in additional CD's, with maturities ranging from six months to 5 years. Aggressively priced short-term CD's have also contributed to increased CD balances. Currently the Company is offering special CD's for 11-month and 27-month terms to remain competitive in its market area. Management expects existing CD balances to remain level or increase slightly in 1996.

 	For the six months ended June 30, 1996, the largest percentage growth in deposits occurred in NOW accounts, which increased
$10,739,000 (or 37.3%) to $39,551,000.  Many interest-bearing transaction accounts acquired through the Acquisition were NOW accounts.

 	Other deposit account balances showed increases due primarily to the Acquisition. Other interest-bearing transaction accounts increased $9,253,000 (or 32.2%) since year-end 1995 to $37,971,000 at June 30, 1996. Traditional savings accounts increased $11,230,000 (or 16.3%) since December 31, 1995 to
$79,945,000. Management expects deposit balances to remain at these post-Acquisition levels for the remainder of 1996 and could increase depending on possible growth strategies management may implement.

 	In addition to traditional deposits, the Company continues to maintain long-term borrowings from the FHLB. This allows the Company to obtain reliable funds at fixed and indexed rates for longer periods of time than other traditional deposit products, creating the opportunity to match longer term fixed rate mortgages and other extended-maturity asset commitments against a similar funding source. Principal paydowns on long-term advances from the FHLB during the first half of 1996 resulted in total long-term FHLB borrowings at June 30 of $20,078,000, a decrease of $1,504,000 (or 7.0%). In July, the Company replaced brokered CD's with a combination of long-term and short-term borrowings. In total, the Company borrowed $10.5 million in long-term advances from the FHLB in July. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.


Capital/Stockholders' Equity
- ----------------------------
 	The Company's capital continues to provide a strong base for profitable growth. Total stockholders' equity was $51,845,000 at June 30, 1996 compared to $51,474,000 at year-end 1995, an increase of $371,000 (or 0.7%). Equity growth was slowed in the first half of 1996 by the adjustment for net unrealized holding gain on available-for-sale securities, net of deferred income taxes, which decreased $2,615,000 to a net loss of $146,000 at June 30, 1996. Stockholders' equity less adjustment for net unrealized holding gain (loss) on available-for-sale securities totaled $51,991,000 at June 30, 1996, up nearly $3.0 million (or 6.1%) since December 31, 1995.

 	Since all of the investment securities in the Company's portfolio are classified as available-for-sale, both the investment and equity sections of the Company's balance sheet are more sensitive to the changing market values of investments. In the first six months of 1996, interest rates increased approximately 1%, causing a corresponding decrease in the market value of the investment portfolio. Management feels the status of the investment markets do not substantially affect the Company's equity.

 	In the first six months of 1996, the Company earned $3,852,000 and declared dividends of $1,061,000, a dividend payout ratio of 27.54% of net income. In the second quarter, net income and dividends declared totaled $1,971,000 and $531,000, respectively, a dividend payout ratio of 26.94%. Management feels this is an acceptable payout ratio for the Company and anticipates similar payout ratios in future periods.

 	The Company has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios.
A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. The Company's risk-based capital ratio of 12.73% at June 30, 1996 is well above the minimum standard of 8%. The Company's Tier 1 capital ratio of 11.47% also exceeded the regulatory minimum of 4%. The Leverage ratio at June 30, 1996 was 7.76% and also above the minimum standard of 3%. These ratios provide quantitative data demonstrating the strength and future opportunities for use of the Company's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Company as part of its strategic decision process.

 	On August 1, 1996, the Company issued a 10% stock dividend to shareholders of record at July 15, 1996. This marks the third time in the last four years that the Company has issued a 10% stock dividend. The Company also declared a stock split in 1994. The Company also retired all treasury shares as part of the issuance of the 10% stock dividend in August.

 	In June, the Board of Directors of the Company authorized the Company to purchase up to 10,000 additional treasury shares at market prices. These shares will be used in conjunction with employee benefit plans.


Liquidity and Interest Rate Sensitivity
- ---------------------------------------
 	Liquidity measures an organization's ability to meet cash obligations as they come due. The Consolidated Statement of Cash Flows presented on page 5 of the accompanying financial statements provide analysis of the Company's cash and cash equivalents. Additionally, management considers that portion of the loan portfolio that matures within one year and the maturities within one year in the investment portfolio as part of the Company's liquid assets. The Company's liquidity is monitored by the ALCO, which establishes and monitors ranges of acceptable liquidity. Management feels the Company's current liquidity position is acceptable.

 	The interest rate sensitivity position at June 30, 1996 indicated the Company was liability sensitive in the short-term and asset sensitive for periods longer than one year. In the long-term, the Company is in a net asset sensitive position, which means if interest rates increase, the Company's net interest income will increase over time. If interest rates decline, net interest income will correspondingly decrease. As expected, the Acquisition did not negatively impact the Company's liquidity or interest rate sensitivity positions. The Company's liquidity position has remained relatively unchanged since year-end 1995. Management continues to monitor the interest rate sensitivity through the ALCO and uses this data to make appropriate strategic decisions.


Effects of Inflation on Financial Statements
- --------------------------------------------
 	Substantially all of the Company's assets relate to banking and are monetary in nature. Therefore they are not impacted by inflation to the same degree as companies in capital intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the banking industry, typically monetary assets exceed monetary liabilities. Therefore as prices have recently increased, financial institutions experienced a decline in the purchasing power of their net assets.


Future Outlook
- --------------
 	Second quarter results represent management's commitment to improved financial performance. The consistent earnings record has positioned the Company to achieve established goals and enhance investor return. Management continues to challenge its workforce to identify critical banking processes and re-engineer services to provide the customer with the highest quality products and services. Investments in technology allow the workforce the opportunity to compete at higher levels than most other financial institutions of similar size. Management feels the current combination of human resources and technology has positioned the Company for future customer service challenges.

 	The Acquisition of three full-service offices and associated deposits has provided the Company with a new opportunity for the second half of 1996. As expected, the transition of combining the new offices with existing offices went smoothly and customers in the new markets responded favorably to the change. An aggressive marketing program was unveiled to capture the attention of the new customers as well. Management looks forward to continuing the development of the Acquisition markets and is confident the performance of the new offices will ultimately enhance the performance of the Company.

 	Customer service was enhanced in the second quarter with the inception of Peoples "Connect" Card, a debit card that enables payment for purchases to be debited directly from the customer's bank account. Over 10,000 Connect Cards were mailed to customers in the second quarter. The Connect Card is accepted anywhere MasterCard is accepted, benefiting customers through increased security, convenience and improved money management.
The Company's management believes the introduction of the Connect Card has enhanced the customer's range of choices in selecting their financial services.

 	Technological advances were implemented in the second quarter 1996 through investment in a PC-based system for the Company's customer service representatives ("CSR's"). The former CSR system was quickly becoming outdated and potentially unable to meet the growing customer needs. The new system allows each CSR to be connected to the Company-wide electronic network that provides a faster, more efficient method of serving our customers.

 	By mid-August, the new system had been installed in nearly half of the Company's offices and was successful in its first stages of operation. By the end of the third quarter, the entire system will be installed, providing all CSR's an integrated system that enhances customer service through readily available product information. The new system represents another phase in the integration of the Company's financial information.
Management believes electronic communication is the future of a competitive business, and through recent investments in technology, the Company anticipates a virtual electronic financial institution in the future. Costs will be reduced via decreased paper usage and other efficiencies.

 	The Company's balance sheet growth continues to be a focus of management. Second quarter growth occurred primarily through the Acquisition. Other strategies management will consider for the remainder of 1996 include additional borrowings and purchases of investment securities. A similar strategy for growth was implemented in 1995. Management will continue to analyze a wide variety of methods as means of leveraging capital, as well as enhance profitability and return to shareholders.

 	The Company's loan to deposit ratio decreased in the second quarter due to the Acquisition (which provided an insignificant amount of loans and approximately $74 million in deposits). At June 30, 1996, the Company's loan to deposit ratio totaled
80.74%, compared to 88.04% at the end of the first quarter.
Lending activity in the Acquisition markets has been quite strong and should continue to provide a source for quality loans. Management also expects commercial loan activity to provide additional income sources for the Company for the remainder of 1996. Due to strong loan demand, management expects the loan to deposit ratio to increase slightly over the next six months.

 	Consumer loan chargeoffs in the second quarter continued to comprise the majority of the Company's recent chargeoffs. In the second quarter, total net chargeoffs were $455,000, of which consumer net chargeoffs totaled $413,000. The Company's management expects to increase the loan loss provision in the third quarter. Future provision for loan loss will be affected by the chargeoff activity in all loan categories. Management feels the current reserve for loan loss is adequate to cover potential chargeoffs as they occur.

 	Enhanced non-interest income and controlled non-interest expense are critical to the success of the Company and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less goodwill amortization) as a percentage of fully tax equivalent net interest income and non-interest income (less any gains or non-recurring income). For the six months ended June 30, 1996, the Company's efficiency ratio was 53.76%, compared to 59.90% for the same period last year.

 	The efficiency ratio was improved through a combination of increased net interest income and a reduction in non-interest expense. Net interest income grew due to increased volumes of interest-earning assets. Comparing 1996 to 1995, non-interest expense has been favorably affected through reduced Bank
Insurance Fund premium expense and a slight increase in salaries and benefits (due primarily to an early retirement program initiated in late 1995). Management analyzes salaries and benefits expense on a regular basis to identify greater possible efficiencies and continues to focus on its efficiency ratio as a method of enhancing profitability and return on equity.

	 The interest rate environment will play an important role in the future earnings of the Company. Management is pleased with the improvement in net interest margin in the second quarter but expects pressures on net interest income and margin to intensify throughout 1996. Management has implemented several pricing strategies to effectively include the new deposits assumed through the Acquisition.

 	Interest rates on CD's continue to be highly competitive, and in response, management began offering special 11-month CD's in the second quarter and a 27-month CD in early third quarter.
These special CD rates were designed to price the Company's products at rates slightly higher than the average comparable CD rates in the markets served by the Company. Management expects these products to generate additional funding sources for the Company as well as provide additional financial service opportunities to customers. As a result of the higher competitive CD rates, net interest margin should stabilize or slightly decrease over the next several months. Increased volumes in interest-earning assets has provided the opportunity for the Company to add incremental net interest income dollars to the profitability of the Company.

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



             		     PEOPLES BANCORP INC. AND SUBSIDIARIES
             		     -------------------------------------
   CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME
   ----------------------------------------------------------------------

              			          For the Three Months                For the Six Months
           			                Ended June 30,                      Ended June 30,
                     			  1996              1995              1996              1995
		                  Average  Yield/   Average  Yield/   Average  Yield/   Average  Yield/
		                  Balance   Rate    Balance   Rate    Balance   Rate    Balance   Rate
		                 --------  ------  --------  ------  --------  ------  --------  ------
ASSETS
- ------
Securities:
 Taxable           $131,884   6.78%  $ 90,626   7.11%  $126,198   6.77%  $ 85,418   7.15%
 Tax-exempt          22,365   8.05%    22,960   8.40%    22,864   7.95%    22,653   8.57%
		                 --------  ------  --------  ------  --------  ------  --------  ------
  Total             154,249   6.97%   113,586   7.37%   149,062   6.95%   108,071   7.45%

Loans:
 Commercial         121,763   9.78%   115,125   9.62%   120,175   9.52%   114,965   9.42%
 Real estate        166,289   8.32%   155,013   8.52%   163,686   8.55%   154,529   8.59%
 Consumer           101,489  10.78%    95,715  10.67%   101,636  10.75%    95,090  10.21%
              		   --------  ------  --------  ------  --------  ------  --------  ------
  Total loans       389,537   9.42%   365,853   9.43%   385,485   9.43%   364,585   9.28%
Less: Allowance
 for loan loss       (6,700)           (6,682)           (6,725)           (6,718)
              		   --------  ------  --------  ------  --------  ------  --------  ------
  Net loans         382,837   9.58%   359,171   9.60%   378,760   9.60%   357,867   9.46%

Interest-bearing
 deposits             1,093   4.80%     1,185   5.79%     1,030   4.87%     1,202   5.79%
Federal funds sold    9,667   5.29%    15,089   6.06%     7,807   5.33%    11,295   6.03%
              		   --------  ------  --------  ------  --------  ------  --------  ------
 Total earning
  assets            547,846   8.77%   489,031   8.98%   536,659   8.81%   478,435   8.92%

Other assets         41,693            34,674            39,098            35,044
              		   --------          --------          --------          --------
  Total assets     $589,539          $523,705          $575,757          $513,479
              		   ========          ========          ========          ========

LIABILITIES AND EQUITY
- ----------------------
Interest-bearing
 deposits:
  Savings          $ 77,817   3.02%  $ 68,638   3.41%  $ 73,836   3.04%  $ 69,428   3.36%
  Interest-bearing
   demand deposits  112,342   3.22%    88,924   3.63%   104,573   3.32%    88,527   3.38%
  Time              234,285   5.54%   228,144   5.82%   223,390   5.60%   219,537   5.67%
              		   --------  ------  --------  ------  --------  ------  --------  ------
   Total            424,444   4.47%   385,706   4.89%   401,799   4.53%   377,492   4.71%

Borrowed funds:
 Short-term          30,368   4.86%    14,229   4.90%    40,735   5.15%    13,766   4.81%
 Long-term           22,125   6.05%    23,157   6.15%    22,503   6.05%    23,117   6.12%
              		   --------  ------  --------  ------  --------  ------  --------  ------
  Total              52,493   5.35%    37,386   5.67%    63,238   5.47%    36,883   5.63%

  Total interest
   bearing
   liabilities      476,937   4.57%   423,092   4.96%   465,037   4.66%   414,375   4.79%

Non-interest
 bearing deposits    54,733            46,449            51,803            46,355
Other liabilities     5,986             5,590             6,925             5,201
              		   --------          --------          --------          --------
  Total
   liabilities      537,656           475,131           523,765           465,931

Stockholders'
 equity              51,883            48,574            51,992            47,548
              		   --------          --------          --------          --------
  Total
   liabilities
   and equity      $589,539          $523,705          $575,757          $513,479
		                 ========          ========          ========          ========


Interest income
 to earning assets            8.77%             8.98%             8.81%             8.92%
Interest expense
 to earning assets            3.97%             4.29%             4.04%             4.15%
                     			     ------            ------            ------            ------
  Net interest margin         4.80%             4.69%             4.77%             4.77%
                     			     ======            ======            ======            ======

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

ITEM 3:  Defaults upon Senior Securities.
       	   None.

ITEM 4:  Submission of Matters to a Vote of Security Holders.
	         None.

ITEM 5:  Other Information.
      	   None.

ITEM 6:  Exhibits and Reports on Form 8-K.
       	   a) Exhibits:




                             				EXHIBIT INDEX
                             				-------------


Exhibit
Number               Description                     Exhibit Location
- -------   ----------------------------------   ----------------------------
  11      Computation of Earnings Per Share.   Page 21.

  27      Financial Data Schedule.             EDGAR electronic filing only.



	 b)  Reports on Form 8-K:  Filed April 26, 1996 - Acquisition of Branches.




                             				 SIGNATURES
                             				 ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                            				      PEOPLES BANCORP INC.

Date:  August 12, 1996           By:  /s/ ROBERT E. EVANS
                            				      Robert E. Evans
                            				      President and Chief Executive Officer


Date:  August 12, 1996           By:  /s/ JOHN W. CONLON
                            				      John W. Conlon
                            				      Chief Financial Officer






                            				EXHIBIT INDEX
                            				-------------

             		PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
             		--------------------------------------------------
                    			 FOR PERIOD ENDED JUNE 30, 1996
                    			 ------------------------------


Exhibit
Number               Description                     Exhibit Location
- -------   ----------------------------------   ----------------------------
  11      Computation of Earnings Per Share.   Page 21.

  27      Financial Data Schedule.             EDGAR electronic filing only.