Form 10-Q
period 1996-09-30
PEOPLES BANCORP INC
filed 1996-11-14
CIK 318300

FORM 10-Q
                        				 ---------

          		    SECURITIES AND EXCHANGE COMMISSION
                			  Washington, DC  20549

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       	SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
        For the quarterly period ended September 30, 1996

                          				  OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       	THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     	  For the transition period from ____ to ____



            		      Commission file number 0-16772


                   			    PEOPLES BANCORP INC.
------------------------------------------------------------------------
	(Exact name of Registrant as specified in its charter)


          		Ohio                                31-0987416
-------------------------------     ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)


138 Putnam Street, P. O. Box 738, Marietta, Ohio            45750
------------------------------------------------     -------------------
    (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:  (614) 373-3155
                                          						     -------------------


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            	   Yes      X            No
                   		---------            ---------


Indicate the number of shares outstanding of each of the issuer's class of Common Stock, as of November 2, 1996: 3,443,465.




PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1
------

  The following Condensed Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flow of Peoples Bancorp Inc. (the "Company") and subsidiaries, reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Complete audited consolidated financial statements with footnotes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.




PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

                                    					     September 30,   December 31,
	                                          					  1996           1995
ASSETS
------
Cash and cash equivalents:
  Cash and due from banks                     $ 27,315,000   $ 17,251,000
  Interest-bearing deposits in other banks         193,000        243,000
  Federal funds sold                                     0      3,500,000
					                                         ------------   ------------
    Total cash and cash equivalents             27,508,000     20,994,000

Investment securities (all classified as
  available-for-sale, amortized cost of
  $153,102,000 at September 30, 1996 and
  $128,021,000 at December 31, 1995)           153,709,000    131,762,000

Loans, net of unearned interest                417,072,000    379,526,000
Allowance for loan losses                       (6,906,000)    (6,726,000)
                                   					      ------------   ------------
    Net loans                                  410,166,000    372,800,000

Bank premises and equipment, net                11,132,000     10,575,000
Other assets                                    14,726,000      7,299,000
                                   					      ------------   ------------
      Total assets                            $617,241,000   $543,430,000
                                   					      ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Non-interest bearing                        $ 59,374,000   $ 50,067,000
  Interest bearing                             447,429,000    379,010,000
                                   					      ------------   ------------
    Total deposits                             506,803,000    429,077,000

Short-term borrowings:
  Federal funds purchased and securities
    sold under repurchase agreements            14,978,000     12,060,000
  Federal Home Loan Bank term advances           3,500,000     21,216,000
                                   					      ------------   ------------
    Total short-term borrowings                 18,478,000     33,276,000

Long-term borrowings                            31,455,000     23,142,000
Accrued expenses and other liabilities           6,797,000      6,461,000
                                   					      ------------   ------------
      Total liabilities                        563,533,000    491,956,000
                                   					      ------------   ------------

Stockholders' Equity
--------------------
Common stock, no par value, 12,000,000
  shares authorized - 3,438,934 shares
  issued at September 30, 1996 and 3,332,598
  issued at December 31, 1995, including
  shares in treasury                            34,263,000     30,898,000
Net unrealized holding gain on
  available-for-sale securities, net of
  deferred income taxes                            401,000      2,469,000
Retained earnings                               19,088,000     21,786,000
                                   					      ------------   ------------
                                          						53,752,000     55,153,000
Treasury stock, at cost,
  2,000 shares at September 30, 1996
  and 220,406 shares at December 31, 1995          (44,000)    (3,679,000)
                                   					      ------------   ------------
    Total stockholders' equity                  53,708,000     51,474,000
                                   					      ------------   ------------
    Total liabilities and
     stockholders' equity                     $617,241,000   $543,430,000
                                   					      ============   ============



PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------

                      			    Three Months Ended         Nine Months Ended
                      			       September 30,              September 30,
                     			     1996        1995          1996         1995

Interest income          $12,155,000  $11,086,000   $35,365,000  $31,965,000
Interest expense           5,539,000    5,476,000    16,322,000   15,320,000
                     			 -----------  -----------   -----------  -----------
  Net interest income      6,616,000    5,610,000    19,043,000   16,645,000
Provision for loan losses    585,000      360,000     1,380,000      955,000
                     			 -----------  -----------   -----------  -----------
Net interest income
  after provision for
  loan losses              6,031,000    5,250,000    17,663,000   15,690,000

Other income               1,195,000    1,103,000     3,459,000    3,137,000
Gain on sale of securities         0       17,000        26,000       17,000
Other expenses             4,578,000    4,038,000    12,890,000   12,187,000
                     			 -----------  -----------   -----------  -----------
Income before income
  taxes                    2,648,000    2,332,000     8,258,000    6,657,000
Federal income taxes         818,000      722,000     2,576,000    2,027,000
                     			 -----------  -----------   -----------  -----------
    Net income           $ 1,830,000  $ 1,610,000   $ 5,682,000  $ 4,630,000
                     			 ===========  ===========   ===========  ===========


Earnings per share             $0.53        $0.46         $1.64        $1.32
                     			 -----------  -----------   -----------  -----------
Weighted average shares
  outstanding (primary)    3,430,840    3,489,575     3,469,541    3,504,282
                     			 -----------  -----------   -----------  -----------

Cash dividends declared     $593,000     $488,000    $1,654,000   $1,413,000
                     			 -----------  -----------   -----------  -----------

Cash dividend per share        $0.17        $0.14         $0.48        $0.41
                     			 -----------  -----------   -----------  -----------




PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------

                                          						    Nine Months Ended
                                          						       September 30,
                                           						    1996          1995
Cash flows from operating activities:
-------------------------------------
Net income                                       $ 5,682,000   $ 4,630,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                      1,380,000       955,000
    Gain on sale of investment securities            (26,000)      (17,000)
    Depreciation, amortization, and accretion      2,241,000     1,145,000
    (Increase) decrease in interest receivable      (228,000)      711,000
    Increase in interest payable                     406,000        80,000
    Deferred income tax benefit                     (140,000)      (75,000)
    Deferral of loan origination fees and costs      123,000       (37,000)
    Other, net                                    (1,139,000)     (597,000)
                                          						 -----------   -----------
      Net cash provided by operating activities    8,299,000     6,795,000
                                          						 -----------   -----------
Cash flows from investing activities:
-------------------------------------
Purchases of available-for-sale securities       (43,786,000)  (48,633,000)
Purchases of held-to-maturity securities                   0    (1,230,000)
Proceeds from sales of available-for-sale
  securities                                       4,528,000     1,066,000
Proceeds from maturities of available-for-sale
  securities                                      14,091,000    14,351,000
Proceeds from maturities of held-to-maturity
  securities                                               0       651,000
Net increase in loans                            (38,869,000)  (10,209,000)
Expenditures for premises and equipment           (2,311,000)     (716,000)
Proceeds from sales of other real estate owned             0        69,000
Acquisition of branches, net of cash received     (5,354,000)            0
                                          						 -----------   -----------
    Net cash used in investing activities        (71,701,000)  (44,651,000)
                                          						 -----------   -----------
Cash flows from financing activities:
-------------------------------------
Net increase (decrease) in non-interest
  bearing deposits                                 9,307,000    (1,216,000)
Net increase in interest-bearing deposits         68,419,000    38,800,000
Net (decrease) increase in short-term
  borrowings                                     (14,798,000)   11,886,000
Proceeds from long-term borrowings                10,500,000             0
Payments on long-term borrowings                  (2,187,000)   (2,279,000)
Cash dividends paid                               (1,429,000)   (1,252,000)
Purchase of treasury stock                          (278,000)     (765,000)
Proceeds from issuance of common stock               382,000       110,000
                                          						 -----------   -----------
     Net cash provided by financing activities    69,916,000    45,284,000
                                          						 -----------   -----------

Net increase in cash and cash equivalents          6,514,000     7,428,000
Cash and cash equivalents at beginning of period  20,994,000    24,701,000
                                          						 -----------   -----------
Cash and cash equivalents at end of period       $27,508,000   $32,129,000
                                          						 ===========   ===========



NOTES TO FINANCIAL STATEMENTS
-----------------------------

BASIS OF PRESENTATION

	The accounting and reporting policies of Peoples Bancorp Inc. and Subsidiaries (the "Company") conform to generally accepted accounting principles and to general practices within the banking industry. The Company considers all of its principal activities to be banking related. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
	The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.



1.  ACQUISITIONS
	 On August 19, 1996, the Company announced the signing of a definitive agreement with the Russell Federal Savings Bank (OTC Bulletin Board: "RLSF"). In the proposed transaction, the
Company will acquire the Russell Federal Savings Bank ("Russell Federal") for approximately $9.25 million in cash. The Company plans to continue to operate Russell Federal as a federal savings bank subsidiary with continuity of management, officers
and directors.   The transaction is subject to the approval of
shareholders of Russell Federal and regulatory approval.

  Russell Federal, with one full service office located in Russell, Kentucky, had total assets of $28.5 million, deposits of $19.8 million and shareholders' equity of $8.2 million at June 30, 1996. The acquisition is expected to be completed in the first quarter of 1997.

  On April 26, 1996, The Peoples Banking and Trust Company ("Peoples Bank"), one of the Company's subsidiaries, acquired three full-service banking offices and assumed approximately $73.9 million in deposits from an unaffiliated institution (referred hereafter as "Acquisition") for a total cash consideration of $5.4 million.

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


2.  STOCK DIVIDEND
	 On August 1, 1996, the Company issued a 10% stock dividend to shareholders of record on July 15, 1996. All references to per share amounts included in the consolidated financial statements have been adjusted to reflect this stock dividend.


3.  NEW ACCOUNTING PRONOUNCEMENTS
	 In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125") that provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities. SFAS No. 125 will significantly change the accounting rules for determining whether a transfer represents a sale and, if so, the calculation of the gain or loss resulting from the sale. Management does not expect SFAS No. 125 to have a material effect on the Company's future financial statements.

  On October 30, 1996, the FASB agreed to defer the effective date for one year for the following transactions: securities lending, repurchase agreements, dollar rolls, and other similar secured transactions. In general, these are the transactions addressed by SFAS No. 125 that apply specifically to the Company's current operations but will not be effective for transfers of assets until beginning after December 31, 1997.

  In October 1995, the FASB approved SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument or allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion No. 25"). SFAS No. 123 is effective for transactions entered into in fiscal years that begin after December 15, 1995.

  As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation under Opinion No. 25, and accordingly, will disclose in the future pro forma net income and earnings per share as if the fair value based method of accounting, as defined in SFAS No. 123, had been applied.




ITEM 2
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
-----------------------------------------------

SELECTED FINANCIAL DATA

  The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows.


                                   					For the Three      For the Nine
                                   					Months Ended       Months Ended
                                   					September 30,      September 30,
                            				       1996      1995     1996      1995
SIGNIFICANT RATIOS
------------------
Net income to:
--------------
  Average assets*                      1.21%     1.20%    1.29%     1.18%
  Average shareholders' equity*       13.84%    12.85%   14.49%    12.75%

Net interest margin*                   4.88%     4.64%    4.81%     4.73%

Efficiency ratio*                     54.23%    61.84%   54.04%    60.85%

Average shareholders' equity to
  average assets                       8.74%     9.31%    8.93%     9.29%

Loans net of unearned interest to
  deposits (end of period)            82.29%    83.88%   82.29%    83.88%

Allowance for loan losses to loans
  net of unearned interest (end
  of period)                           1.66%     1.83%    1.66%     1.83%

Capital ratios:
---------------
  Tier I capital ratio                11.27%    12.88%   11.27%    12.88%
  Risk-based capital ratio            12.52%    14.13%   12.52%    14.13%
  Leverage ratio                       7.80%     8.75%    7.80%     8.75%

Cash dividends to net income          32.40%    30.31%   29.11%    30.52%


PER SHARE DATA
--------------
Book value per share                  $15.62    $14.56   $15.62    $14.56

Earnings per share                    $ 0.53    $ 0.46   $ 1.64    $ 1.32

Cash dividends per share              $ 0.17    $ 0.14   $ 0.48    $ 0.41


* Net income to average assets, net income to average shareholders' equity, net interest margin, and efficiency ratio are presented on an annualized basis.

Net interest margin is calculated using fully tax equivalent net interest income as a percentage of average earning assets.

Efficiency ratio is a ratio of non-interest expense (less amortization of intangibles) as a percentage of fully tax equivalent net interest income plus non-interest income
(excluding gains). Non-recurring tiems are excluded from this calculation.



RESULTS OF OPERATIONS
---------------------

Overview of the Income Statement
--------------------------------
  For the nine months ended September 30, 1996, the Company earned $5,682,000 in net income, a 22.7% increase from $4,630,000 in the same period last year. For the quarter ended September 30, 1996, the Company recorded net income of $1,830,000, a 13.7% increase from $1,610,000 in third quarter 1995. In the third quarter, earnings per share increased 15.2% from $0.46 last year to $0.53 in 1996. All references to per share amounts have been adjusted to reflect a 10% stock dividend issued to shareholders of record on July 15, 1996.

  Net income increased in the third quarter for several reasons. Net interest income totaled $6,616,000, up $1,006,000 (or 17.9%) compared to last year. The increase is due primarily to growth in the Company's earning asset base and enhanced net interest margin. Third quarter provision for loan losses reached $585,000 compared to $360,000 in 1995's third quarter, in response to loan growth.

  Non-interest income increased $92,000 (or 8.3%) to $1,195,000. Non-interest expense totaled $4,578,000, up $540,000 (or 13.4%) from last year. Included in third quarter non-interest expense is an estimated non-recurring expense of $42,000 (pre-tax) related to the special BIF-SAIF bill passed into law on September 30, 1996 (due to the "Oakar" deposits held by the Company). Also, 1995 third quarter non-interest expense was reduced by $260,000, due to the Company's receipt of a refund of $260,000 from previously paid insurance premiums to the Bank Insurance Fund ("BIF").


Interest Income and Expense
---------------------------
  Interest rates in 1996 have modestly fluctuated. Long-term interest rates have increased approximately 1% while short-term interest rates have remained relatively stable. The Company's interest earning assets and interest-bearing liabilities were positioned to generate strong third quarter net interest income streams.

  As a result, net interest income continued its 1996 growth in the third quarter, reaching $6,616,000 compared to $5,610,000 last year, up $1,006,000 or 17.9%. Continued growth in higher-yielding assets such as loans provided increased interest income, while the Acquisition provided a lower cost of funds compared to the borrowings recently utilized by the Company.
For the nine months ended September 30, 1996, net interest income totaled $19,043,000, up $2,398,000 (or 14.4%) compared to the same period one year earlier.

  Due to the investment in higher-yielding assets, net interest margin on a fully-tax equivalent basis reached 4.88% in third quarter 1996, up from 4.64% in third quarter 1995. Increased balances in higher-yielding assets such as loans have caused net interest margin to increase throughout 1996. Opportunities to satisfy loan demand continue in many of the markets the Company serves, and as a result, management expects to continue to aggressively offer special time deposit prices over the next several months to fund the growth in loans. As a result, management anticipates net interest margin will remain relatively stable for the remainder of 1996. Management will continue to monitor the effects of net interest margin on the performance of the Company.

  Please refer to the "Consolidated Average Balance Sheet and
Analysis of Net Interest Income" table included on page 18 for a complete quantitative evaluation of the Company's net interest margin.


Provision for Loan Losses
-------------------------
  In the third quarter, the Company recorded a provision for loan losses of $585,000, up from $360,000 in third quarter 1995. Increased loan volume and continued high volume in consumer loan delinquencies prompted the increase in the provision for loan losses in the third quarter. Management intends to continue the current provision for loan losses through the remainder of 1996 and into early next year. Additional provisions will be considered if delinquencies increase.

  Over the past several years, the Company has been very active in indirect lending. At September 30, 1996, indirect loans comprised approximately 16.8% of the Company's total loan portfolio. Due to unsatisfactory results, management has taken initiatives to refocus the indirect lending goals of the Company, including tighter underwriting standards and more aggressive collection of past due accounts. Management will continue to monitor the entire loan portfolio to maintain loan quality and high underwriting standards.


Non-Interest Income
-------------------
  Several categories of non-interest income reflect increases compared to 1995. Income generated from fiduciary activities increased $80,000 (or 6.1%) to $1,390,000, due primarily to increased volume of assets managed by the Investment and Trust Division of Peoples Bank. Third quarter fiduciary fee income totaled $449,000. The Investment and Trust Division of Peoples Bank manages over $410 million in assets (market value) and continues to be a leader in fiduciary services for the Company's market area.

  Deposit account service charge income has also increased in 1996. The Company's fee income generated from deposits is based on cost recoveries associated with services provided. In the third quarter, account service charge income reached $520,000, up $128,000 (or 32.7%) over last year's third quarter. For the nine months ended September 30, 1996, account service charge income totaled $1,396,000, an increase of $231,000 (or 19.8%) over 1995. These increases in fee income were based primarily on the growth in number of customers and related deposit accounts assumed in the Acquisition. Revenues were also enhanced through an increase in certain fees effective in early 1996.

  In late 1995, First National Bank's subsidiaries, Northwest Territory Life Insurance Agency, Inc. and Northwest Territory Property and Casualty Insurance Agency, Inc. (the "Agencies"), were awarded insurance agency powers in the State of Ohio. The Agencies received Certificates of Qualification to provide full life and property insurance product lines to consumers in Ohio. These Agencies were the first in Ohio to be affiliated with a financial institution. Although the Agencies' results of operations did not have a material impact on results of third quarter or year-to-date operations, they are anticipated to produce income growth and long-term value to the Company through internal development as well as external affiliation and acquisition. Currently the Agencies are generating fee income on sales of annuities, mutual funds, and other similar investment products, as well as life insurance policies. Management intends to develop the Agencies' property and casualty insurance product lines through both internal development and acquisition of existing independent agencies.

  In addition to traditional deposit products generating non-interest income for the Company, an agreement with an unaffiliated securities dealer has also generated non-interest income through the receipt of lease payments. Management expects this non-traditional revenue source to continue to provide incremental earnings for the Company in the future.


Non-Interest Expense
--------------------
  Maintaining acceptable levels of non-interest expense is vital to the Company's operating performance. For the nine months ended September 30, 1996, non-interest expense was $12,890,000, an increase of $703,000 (or 5.8%) compared to the same period last year. In 1996's third quarter, non-interest expense totaled $4,578,000, up $540,000 (or 13.4%) compared to the same period a year earlier.

  When comparing 1996 to 1995, several non-operational items contributed to the increase in third quarter non-interest expense. Amortization of intangibles totaled $211,000 in third quarter 1996, compared to $53,000 in 1995, an increase of $158,000. This increased expense can be attributed directly to the amortization of intangibles associated with the Acquisition.

  Also in last year's third quarter, non-interest expense was reduced by the Company's receipt of a refund of $260,000 from previously paid insurance premiums to the Bank Insurance Fund ("BIF"). BIF expense is the annual premium financial institutions pay for deposit insurance. In addition, BIF premiums were substantially lower in the fourth quarter of 1995 and for the first three quarters of 1996, improving the Company's efficiency ratios.

  Recently legislators have been under pressure to combine the BIF and the Savings Association Insurance Fund ("SAIF"), the fund established to insure the deposits of thrift institutions. On September 30, 1996, legislation was passed to recapitalize the SAIF fund, which affects the Company due to small balances of "Oakar" deposits held at Peoples Bank. As mandated by the regulations to recapitalize the SAIF fund, the Company recognized an expense of $42,000 in the third quarter as an accrual for the special one-time assessment to be paid in fourth quarter 1996.

  The legislation also mandated future assessments for insurance premiums. In years 1997 to 1999, the Company must pay an annual rate of 1.29 cents for every $100 of domestic deposits. In addition, the Company will also pay 6.44 basis points annually for its balance of "Oakar" deposits. For the years 2000 to 2017, both banks and thrifts will pay 2.43 basis points. Although future expense to insure the Company's deposit base will increase, management does not expect the BIF-SAIF combination to have a material impact on the Company's future results of operations.

  For the quarter ended September 30, 1996, salaries and benefits expense decreased $63,000 (or 3.2%) to $1,924,000 compared to last year's third quarter. On a year-to-date basis, salaries and benefits expense total $5,544,000, down $60,000 (or 1.1%) compared to 1995. At September 30, 1996, the Company had 289 full-time equivalent employees, up from 272 employees (an increase of 6%) one year ago. Twenty-one associates retired in the fourth quarter 1995 early retirement plan, while in 1996 several employees were added in the Acquisition. Management will continue to strive to find new ways of increasing efficiencies.

  Depreciation expense for the quarter ended September 30, 1996, totaled $365,000, up $34,000 (or 10.3%) from last year's third quarter. This increase can be attributed primarily to the depreciation of the assets purchased in the Acquisition as well as increased depreciation of additional computer technology acquired in 1996.


Return on Assets
----------------
  For the quarter ended September 30, 1996, return on average assets ("ROA") totaled 1.21%, up from 1.20% in the same period a year earlier. For the nine months ended September 30, 1996, ROA reached 1.29% compared to 1.18% in 1995.

  Increased ROA can be attributed to improved net interest margin. Management anticipates that ROA levels will remain relatively steady for the remainder of 1996.


Return on Equity
----------------
  Management believes return on average stockholders' equity ("ROE") is an important indicator of an organization's financial strength and continues to monitor the performance of the Company relative to this ratio. The Company's ROE in the third quarter was 13.84%, compared to 12.85% for the same period last year.
On a year-to-date basis, ROE was 14.49% in 1996 compared to 12.75% in 1995.

  This increase in ROE compared to 1995 can be attributed primarily to increased net income as well as a reduction in total equity due to the adjustment in the net unrealized holding gain, net of deferred income taxes, on available-for-sale securities. The adjustment of equity related to the net unrealized holding gain on investment securities decreased from $2,469,000 at year-end 1995 to $401,000 at September 30, 1996.
This decrease is the result of an increase in long-term interest rates since December 31, 1995. Total equity was also reduced in 1995 through the Company's significant purchases of treasury shares.

  Management will emphasize improvement in ROE through the remainder of 1996 and into 1997. The Acquisition and its $73.9 million in deposits provided increased revenue potential without increasing stockholder's equity. The Company's capital is adequate under regulatory and industry standards.

  The Company is currently authorized to purchase treasury shares at market price. The newly purchased treasury shares will be used in the Company's stock option programs.


Federal Income Tax Expense
--------------------------
  Federal income taxes increased from $722,000 in third quarter 1995 to $818,000 in 1996. For the nine months ended September 30, 1996, federal income taxes totaled $2,576,000, an increase of $549,000 (or 27.1%) compared to the same period a year earlier. This increase can be attributed to the Company's higher pre-tax income and a modest decrease in tax-exempt income. The Company's effective tax rate remained at approximately 31%.




FINANCIAL CONDITION
-------------------

Overview of Balance Sheet
-------------------------
  Total assets increased from $543,430,000 at December 31, 1995 to $617,241,000 at September 30, 1996, a growth rate of 13.6%. The increase in assets can be attributed primarily to the assumption of approximately $74 million in deposits related to the second quarter Acquisition. The Company invested the Acquisition funds in two primary categories: investment securities, up $21,947,000 (or 16.7%) since year-end 1995, and loans, which increased $37,546,000 (or 9.9%) in the same time period. Total deposits increased $77,726,000 (or 18.1%) in the nine months ended September 30, 1996, while total borrowings
decreased $6,485,000 (or 11.5%) to $49,933,000.   For the nine
months ended September 30, stockholders' equity increased $2,234,000 (or 4.3%) to $53,708,000.


Cash and Cash Equivalents
-------------------------
  Cash and cash equivalents totaled $27,508,000 at September 30, 1996, as increased loan activity caused cash equivalents such as federal funds sold to decrease near the end of the third quarter. Management believes the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portion of the investment and loan portfolios that matures within one year. These sources will enable the Company to meet funding obligations and off-balance sheet commitments as they come due.


Investment Securities
---------------------
  Significant asset growth in 1996 has occurred in investment securities, which increased $21,947,000 (or 16.7%) to $153,709,000 since year-end 1995. All of the Company's investment securities are classified as available-for-sale.

  As a result of the second quarter Acquisition (and its associated deposits), management initiated a program designed to increase investment in the securities portfolio. Since December 31, 1995, investments in US government agencies grew $25,198,000 to September 30, 1996's balance of $78,421,000. The additional purchases of investment securities were designed to position the portfolio for future earnings while maintaining adequate liquidity.

  Balances in other investment categories have remained relatively unchanged in 1996. Since all of the Company's investment securities are classified as available-for-sale, the carrying value of the investments is more susceptible to market fluctuations. At December 31, 1995, the Company had appreciation of $2,469,000 on its investment portfolio, compared to appreciation of $607,000 at September 30, 1996. Management believes securities classified as available-for-sale provide greater flexibility in meeting liquidity needs and other funding obligations as they arise.

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


Loans
-----
  The Company's loan volume continues to grow and reflects the additional credit opportunities in the markets served. The Company's lending is primarily focused in the southeastern Ohio and northern West Virginia markets, and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending. Since 1993, the Company has generated additional loans in central Ohio (Licking County) through its loan production office. The Company's market area grew in the second quarter through the Acquisition and at September 30, 1996, nearly $8 million of new loans were attributable to the offices purchased in the Acquisition. Management expects the new markets to continue to provide future loan growth.

  The following table details total outstanding loans at the specified dates:

                                 					      September 30,     December 31,
                                    					        1996             1995
					                                       -------------     ------------
Commercial, financial, and agricultural      $128,286,000     $117,306,000
Real estate, construction                       8,681,000        5,919,000
Real estate, mortgage                         176,118,000      154,469,000
Consumer                                      103,987,000      101,832,000
                                   					    -------------    -------------
     Total loans                             $417,072,000     $379,526,000
                                   					    =============    =============

  In the third quarter, mortgage loan balances grew 7.3% from $164,100,000 to $176,118,000. Significant growth occurred in 1 to 4 family residential loans. Also, real estate loan activity continued to be strong in the third quarter due to the Company's special home equity credit line ("Equiline") program, designed to respond to the growing credit needs of the Company's markets during the first half of 1996. The special program offered 5-year, fixed rate Equilines at competitive interest rates and no loan closing costs.

  As a direct result of the special program, the Company increased Equiline balances to $14,585,000 at September 30, 1996, up $4,311,000 (or 42.0%) since year-end 1995. The program reached its intended goals near the end of the second quarter and, as expected, outstanding balances have increased in the third quarter. Management is pleased with the response to the special Equiline promotion and will continue to strive for quality loan programs designed to meet the needs of the Company's markets.

  Commercial, financial, and agricultural loan activity also increased in the third quarter of 1996. The respective economies in the Company's markets have provided quality credit opportunities, in particular, through the business production office located in Licking County, Ohio. This office is designed to meet the growing credit needs of central Ohio and had loans totaling over $20 million at September 30, 1996. Management is pleased with the performance and growth of this office and will continue to focus on the enhancement and growth of the loan portfolio while maintaining high underwriting standards.


Loan Concentration
------------------
  The Company does not have a concentration of its loan portfolio in any one industry. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $184,799,000 (or 44.3%) of total loans, while commercial, financial, and agricultural loans totaled $128,286,000 (or 30.8%). The Company's lending is primarily focused in the local southeastern Ohio market and consists principally of retail lending, which includes single-family residential mortgages and other consumer loan products. One of the Company's largest group of commercial loans consists of automobile dealer floor plans, which totaled $12,194,000 at September 30, 1996. It is the Company's policy to obtain the underlying inventory as collateral on these loans.

  The Company does not extend credit to any single borrower in excess of the combined legal lending limits of its subsidiary banks.


Allowance for Loan Losses
-------------------------
  The allowance for loan losses as a percentage of loans modestly decreased from 1.69% at June 30, 1996, to 1.66% at September 30, 1996. The total dollar amount of the reserve increased $183,000 while total loans grew over $18 million in the third quarter, causing a decrease in the loan loss ratio as a percentage of total loans. In the third quarter, the provision for loan losses totaled $585,000, while gross chargeoffs were $569,000 and recoveries amounted to $167,000. The Company's provision for loan losses has increased steadily through the first three quarters of 1996 due to the combination of loan growth, loan delinquencies, and chargeoff activity in the consumer loans portfolio. Management expects the fourth quarter loan loss provision to be comparable to third quarter's expense, due mostly to anticipated loan growth.

  Chargeoffs in the first three quarters of 1996 continue to outpace 1995's first three quarters. Consumer credit problems have recently increased credit concerns of the financial services industry and the Company has experienced the majority of its chargeoffs in the consumer loan portfolio. The following table presents changes in the Company's allowance for loan losses for the period ended September 30, 1996, and 1995, respectively:

                      			  Three Months Ended            Nine Months Ended
                     			      September 30,                September 30,
                      			  1996          1995            1996         1995
                     			-----------------------     -------------------------
Balance, beginning
   of period            $6,723,000   $6,681,000      $6,726,000   $6,783,000
Chargeoffs                (569,000)    (369,000)     (1,578,000)  (1,285,000)
Recoveries                 167,000      109,000         378,000      328,000
                     			----------   ----------      ----------   ----------
     Net chargeoffs       (402,000)    (260,000)     (1,200,000)    (957,000)
Provision for
   loan losses             585,000      360,000       1,380,000      955,000
                     			----------   ----------      ----------   ----------
Balance, end of period  $6,906,000   $6,781,000      $6,906,000   $6,781,000
                     			==========   ==========      ==========   ==========


  Industry reports indicate outstanding consumer credit has been on the rise, and consequently, consumer credit delinquencies have increased. Unlike many other financial institutions, where consumer credit problems have occurred in the credit card segment, a significant portion of the Company's recent chargeoffs have occurred in the consumer loan category and in particular, indirect lending, which experienced increased loan activity in prior years. In the third quarter, the Company had gross chargeoffs in the consumer loan category of $555,000 and recoveries of $153,000. Consumer loan delinquencies and chargeoffs through the first nine months of 1996 were higher than anticipated. Management expects consumer net chargeoffs to stabilize in the near future.

  Net chargeoffs in both the real estate and commercial loan categories were lower than expected and demonstrate the quality
of these segments of the loan portfolio.   Management will
continue to monitor the entire loan portfolio to determine the adequacy of the allowance.

  Nonperforming loans (those loans classified as nonaccrual, 90 days or more past due, and other real estate owned) as a percentage of outstanding loans were 0.40% at September 30, 1996. Nonaccrual loans and those loans 90 days past due totaled $644,000 and $1,008,000 at September 30, 1996, compared to
$482,000 and $1,236,000, respectively, at December 31, 1995.
Other real estate owned totaled $28,000 at September 30, 1996, down from year-end 1995's amount of $45,000. Nonperforming loans have decreased since year-end 1995 while total loans grew as a result of increased loan activity. Management believes the current nonperforming loan ratio is acceptable and reflects the overall quality of the Company's loan portfolio.

  At September 30, 1996, the recorded investment in loans that were considered to be impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by SFAS No. 118, was $3,076,000, all of which were accruing interest. Included in this amount is $516,000 of impaired loans for which the related allowance for loan losses is $263,000. The remaining impaired loan balances of $2,560,000 do not have a related allocation of the allowance for loan losses as a result of write-downs, being well-secured, or possessing characteristics demonstrating ability to repay the loan. The average recorded investment in impaired loans during the nine months ended September 30, 1996, was approximately $2,250,000. For the nine months ended September 30, 1996, the Company recognized interest income on impaired loans of approximately $93,000.

  The Company will continue to monitor the status of impaired loans, as well as performing loans, in order to determine the appropriate level of the allowance for loan losses. Management believes the allowance for loan losses of 1.66% of total loans at September 30, 1996, to be adequate to absorb inherent losses in the portfolio.


Funding Sources
---------------
  The Company considers deposits, short-term borrowings, and term debt when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Company, reaching $506,803,000 at September 30, 1996, a quarterly increase of 2.6% and growth of 15.2% since year-end 1995. Deposit growth in 1996 occurred primarily through the Acquisition.

  Growth occurred in all major categories of traditional deposits in 1996's third quarter. Quarterly growth in average interest bearing deposits totaled $14,012,000 (or 3.3%) rising to an average of $438,456,000 for the third quarter. Average time deposits in the third quarter totaled $241,540,000, up
$7,255,000 (or 3.1%) over the prior quarter 's average.
Compared to second quarter 1996, average non-interest bearing deposit account balances increased $1,767,000 (or 3.2%) to $56,500,0000, representing management's focus on increasing non-interest bearing balances. Management feels the deposit base remains the most significant funding source for the Company and will continue to concentrate on deposit growth and maintaining adequate net interest margin to meet the Company's strategic goals.

  After utilizing short-term borrowings in early 1996 in anticipation of the Acquisition, the Company has decreased total
short-term borrowings to below those at year-end 1995.   At
September 30, 1996, the Company had $18,478,000 in total short-term borrowings, down $4,136,000 since June 30, 1996. The Company will continue to access short-term FHLB borrowings as necessary.

  Second quarter growth in deposits was achieved primarily through external growth, specifically the Acquisition. Internal growth occurred in the third quarter in all major deposit categories, particularly certificates of deposit ("CD's"), which totaled nearly $246 million at September 30, 1996, up 3.1% since June 30, 1996. The Company continues to offer special CD's for 11-month and 27-month terms to remain competitive in its market area. Management expects existing CD balances to remain level or increase slightly through the remainder of 1996. In the third quarter, the Company also replaced a matured $5 million brokered CD with a combination of lower cost short-term and long-term Federal Home Loan Bank ("FHLB") borrowings.
Management expects deposit balances to remain at current levels for the remainder of 1996.

  In addition to traditional deposits, the Company continues to maintain long-term borrowings from the FHLB. This allows the Company to obtain reliable funds at fixed and indexed rates for longer periods of time than other traditional deposit products, creating the opportunity to match longer term fixed rate mortgages and other extended-maturity asset commitments against a similar funding source. Total long-term FHLB advances were $30,025,000 at September 30, 1996, a net increase of $9,947,000 since June 30, 1996 (new advances totaled $10.5 million and scheduled principal paydowns were $553,000). Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.

  Regarding the acquisition of the Russell Federal Savings Bank ("Russell Federal") in the first quarter of 1997, management expects to primarily fund the purchase with internally generated sources. The Company also has additional borrowing capacity with the FHLB.


Capital/Stockholders' Equity
----------------------------
  The Company's capital continues to provide a strong base for profitable growth. Total stockholders' equity was $53,708,000 at September 30, 1996, compared to $51,474,000 at year-end 1995, an increase of $2,234,000 (or 4.3%). Equity growth was tempered in the first nine months of 1996 by the adjustment for the net unrealized holding gain on available-for-sale securities, net of deferred income taxes, which decreased $2,068,000 to a net gain of $401,000 at September 30, 1996.

  Since all of the investment securities in the Company's portfolio are classified as available-for-sale, both the investment and equity sections of the Company's balance sheet are more sensitive to the changing market values of investments.
 In the first nine months of 1996, interest rates modestly increased, causing a corresponding decrease in the market value of the investment portfolio.

  In the first nine months of 1996, the Company earned $5,682,000 and declared dividends of $1,654,000, a dividend payout ratio of 29.11% of net income. In the third quarter, net income and dividends declared totaled $1,830,000 and $593,000, respectively, a dividend payout ratio of 32.40%. Management feels this is an acceptable payout ratio for the Company and anticipates similar payout ratios in future periods.

  The Company has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios.
 A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. The Company's risk-based capital ratio of 12.52% at September 30, 1996 is well above the minimum standard of 8%. The Company's Tier 1 capital ratio of 11.27% also exceeded the regulatory minimum of 4%. The Leverage ratio at September 30, 1996 was 7.80% and also above the minimum standard of 3%. These ratios provide quantitative data demonstrating the strength and future opportunities for use of the Company's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Company as part of its strategic decision process.

  On August 1, 1996, the Company issued a 10% stock dividend to shareholders of record at July 15, 1996. This marks the third time in the last four years that the Company has issued a 10% stock dividend. The Company also declared a two-for-one stock split in 1994. The Company retired all treasury shares as part of the issuance of the 10% stock dividend in August.

  Subsequently, the Board of Directors of the Company authorized the Company to purchase up to 10,000 additional treasury shares at market prices for use in conjunction with employee benefit plans. During the third quarter, the Company purchased 2,000 of the treasury shares allowed under the Board of Director's authorization.


Liquidity and Interest Rate Sensitivity
---------------------------------------
  Liquidity measures an organization's ability to meet cash obligations as they come due. The Consolidated Statement of Cash Flows presented on page 5 of the accompanying financial statements provide analysis of the Company's cash and cash equivalents. Additionally, management considers that portion of the loan portfolio that matures within one year and the maturities within one year in the investment portfolio as part of the Company's liquid assets. The Company's liquidity is monitored by the ALCO, which establishes and monitors ranges of acceptable liquidity. Management feels the Company's current liquidity position is acceptable.

  At September 30, 1996, the Company's interest rate sensitivity position, based on static gap analysis, was liability sensitive in the short-term and asset sensitive for periods longer than one year. The Company's liability sensitivity has slightly decreased since June 30, 1996. Management uses simulation modeling and forecasting to determine the impact of a changing interest rate environment. Management believes the Company's current mix of assets and liabilities provides a reasonable level of insulation to significant fluctuations in net interest income and the resulting volatility of the Company's earnings base.

  In the long-term, the Company is in a moderately asset sensitive position, which means if interest rates increase, the Company's net interest income will increase over time. If interest rates decline, net interest income will correspondingly decrease. As expected, the Acquisition did not negatively impact the Company's liquidity or interest rate sensitivity positions. The Company's liquidity position has remained relatively unchanged since year-end 1995. Management continues to monitor the Company's interest rate sensitivity and liquidity through the ALCO and uses this data to make appropriate strategic decisions.

  In the future, management intends to analyze interest rate risk utilizing a complete risk management model. Currently interest rate risk parameters are being reviewed for implementation in early 1997. Management reviews interest rate risk in relation to its effect on net interest income, net interest margin, and the volatility of the earnings base of the Company.


Effects of Inflation on Financial Statements
--------------------------------------------
  Substantially all of the Company's assets relate to banking and are monetary in nature. Therefore they are not impacted by inflation to the same degree as companies in capital intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the banking industry, typically monetary assets exceed monetary liabilities. Therefore as prices have recently increased, financial institutions experienced a decline in the purchasing power of their net assets.


Future Outlook
--------------
  Third quarter results represent management's commitment to improved financial performance. The consistent earnings record has positioned the Company to achieve established goals and enhance investor return. Management feels the current combination of people and technology has positioned the Company for future customer service challenges. The Company's workforce is consistently challenged to identify and re-engineer critical banking processes to provide the customer with the highest quality products and services. Investments in technology provide the opportunity to compete at higher levels than other financial institutions of similar size.

  The Acquisition of three full-service offices and associated deposits provided increased funding sources and new markets for the Company. As expected, the transition of combining the new offices with existing offices went smoothly and customers in these markets responded favorably to the change. Although virtually no loans were assumed, the Acquisition markets have produced nearly $8 million in new loans. In addition, the Company has retained nearly all of the deposits purchased in the Acquisition, one of the main strategic goals of the purchase. Management looks forward to continuing the development of the Acquisition markets and is confident the performance of the new offices is an enhancement to the performance of the Company.

  The final phase of an investment in a PC-based system for the Company's customer service representatives ("CSR's") was completed late in the third quarter. These technological advances represent the Company's commitment to technology and allows each CSR to be connected to the Company-wide electronic network that provides a faster, more efficient method of serving our customers. The system expands the integration of the Company's financial information and enhances customer service through readily available product information. Management believes electronic communication is necessary to be a competitive business, and through recent investments in technology, the Company is prepared for an electronic distribution system.

  The Company's balance sheet growth continues to be a focus of management. The Acquisition fueled the majority of balance sheet growth in the first half of 1996 and contributed to management's intent to add higher-yielding assets such as loans. Loan growth in the third quarter represents the Company's ability to serve both the Company's markets and selected customers outside those traditional geographic markets. Third quarter loan demand was highlighted by growth in all major categories, including the origination of new construction loans in the Company's markets through low-income housing projects in southeastern Ohio. An expanded opportunity to provide loans for construction of model homes outside of the Company's geographical markets occurred in the third quarter and should provide strong future revenue streams. Also, lending activity in the Acquisition markets has been quite strong and should continue to provide a source for quality loans. Management also expects commercial loan activity to provide additional income sources for the Company for the remainder of 1996. Management is comfortable with the current loan to deposit ratio of 82.29% and expects the loan to deposit ratio to increase slightly in the future due to anticipated loan growth.

  Consumer loan chargeoffs in the third quarter continued to comprise the majority of the Company's recent chargeoffs, but reflect a decline from second quarter 1996. In the third quarter, total net chargeoffs were $402,000, down 11.6% compared to prior quarter's total chargeoffs of $455,000. Consumer net chargeoffs decreased 2.7% compared to prior quarter's consumer net chargeoffs. Management believes consumer net chargeoffs have stabilized. Delinquencies in other loans such as commercial loans have increased modestly in the past quarter and as a result, future net chargeoffs in this category may increase. However, management feels the current allowance for loan losses is adequate to cover potential chargeoffs as they occur. Future provision for loan losses will remain at third quarter levels for the near term and may be affected by the delinquencies in all loan categories.

  Enhanced non-interest income and controlled non-interest expense are critical to the success of the Company and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less goodwill amortization) as a percentage of fully tax equivalent net interest income and non-interest income (less any gains or non-recurring income). All non-recurring items are removed from the efficiency ratio calculation. For the nine months ended September 30, 1996, the Company's efficiency ratio was 54.04%, compared to 60.85% for the same period last year. Management analyzes salaries and benefits expense on a regular basis to identify greater possible efficiencies and continues to focus on its efficiency ratio as a method of enhancing profitability and return on equity. Management will continue to strive to increase future efficiencies through income growth and leveraging of technology and existing delivery resources.

  The interest rate environment will play an important role in the future earnings of the Company. Management is pleased with the improvement in net interest margin in the third quarter but expects pressures on net interest income and margin to intensify in the future. Management has implemented several pricing strategies to generate new deposits and effectively retain the new deposits assumed through the Acquisition, including offering special 11-month and 27-month CD's. These special CD rates were designed to price the Company's products at rates slightly higher than the average comparable CD rates in the markets served by the Company. These products have generated additional funding sources for the Company as well as additional financial service opportunities to customers.

  Management will continue to evaluate a wide variety of alternative methods as means of leveraging capital, enhancing profitability, and increasing return to shareholders. Growth strategies designed to add incremental net interest income revenue streams are reviewed on a periodic basis. Similar strategies were implemented in 1995 and have increased net interest income in 1996.

  Management continues to strive for both traditional and non-traditional methods to increase the Company's earnings. In the third quarter, Peoples Bank entered into an agreement to fund a low-income housing project in a historic district of Marietta, Ohio. As a part of the agreement, Peoples Bank agreed to fund the construction of the project (expected to be completed in mid-1997) and participate as an equity contributor to the project. In general terms, the Company can anticipate historic tax credits in 1997 once the structure is certified as a historically rehabilitated building (estimated mid-1997 if construction occurs as planned). In addition, low-income housing tax credits can be expected over future periods. This project will significantly lower the Company's effective tax rate in 1997.

  External acquisitions continue to play a major role in the Company's strategic plans. In August, the Company announced the execution of a definitive agreement with the Directors of Russell Federal Savings Bank ("Russell Federal") to acquire all of Russell Federal's outstanding shares for a cash consideration of approximately $9.25 million. The Company plans to continue to operate Russell Federal as a federal savings bank subsidiary with continuity of management, officers and directors. Russell Federal has over $28 million in assets and deposits exceeding $20 million, and operates one full-service office in northeastern Kentucky along the Ohio River.

  The transaction is subject to the approval of shareholders of Russell Federal and regulators and is expected to be completed in early 1997. Russell Federal represents the first thrift-chartered subsidiary of the Company. As a recently converted mutual savings bank, Russell Federal has a substantial capital base. The Company's management anticipates leveraging this substantial capital base to increase Russell Federal's earnings potential.

  Russell Federal represents the Company's intention to continue to expand its geographic customer service area in the Ohio Valley. Future acquisitions, if they occur, may not be limited to geographic location or proximity to current markets, rather they will depend upon financial service opportunities that strengthen the core competencies developed by the Company. Management considers mergers and acquisitions to be a viable method of enhancing the Company's earnings potential and will continue to pursue appropriate business opportunities as they develop.

  Management concentrates on return on equity and earnings per share objectives, plus other methods, to measure and direct the performance of the Company. While past results are not an indication of future earnings, management feels the Company is positioned to maintain performance of normal operations through the remainder of 1996 and into 1997.


"Safe Harbor" Statement under the Private Securities Litigation
Reform Act of 1995
---------------------------------------------------------------
  The statements in this Form 10-Q which are not historical fact are forward looking statements that involve risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of economic conditions, the impact of competitive products and pricing, and other risks detailed in the Company's Securities and Exchange Commission filings.




PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------

CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME
----------------------------------------------------------------------



                         				 For the Three                        For the Nine
                          				 Months Ended                         Months Ended
                          				 September 30,                        September 30,
			                        1996              1995               1996              1995
		                   Average  Yield/   Average  Yield/    Average  Yield/   Average  Yield/
             		      Balance   Rate    Balance   Rate     Balance   Rate    Balance   Rate

                                                                     <C.               <C

ASSETS
------
Securities:
 Taxable             $131,156   6.82%  $ 97,765   7.00%   $127,866   6.76%  $ 89,579   7.08%
 Tax-exempt            22,514   8.49%    24,915   8.78%     22,747   8.46%    23,415   8.98%
              		     --------  ------  --------  ------   --------  ------  --------  ------
  Total               153,670   7.04%   122,680   7.35%    150,613   7.02%   112,994   7.47%

Loans:
 Commercial           126,879   9.60%   110,330   9.65%    122,426   9.55%   113,403   9.50%
 Real estate          178,202   8.35%   157,612   8.67%    168,553   8.47%   155,568   8.61%
 Consumer             102,145  10.90%    97,970  10.71%    101,807  10.80%    96,061  10.38%
              		     --------  ------  --------  ------   --------  ------  --------  ------
  Total loans         407,226   9.38%   365,912   9.51%    392,785   9.41%   365,032   9.35%

Less: Allowance
 for loan loss         (6,726)           (6,725)            (6,726)           (6,720)
              		     --------  ------  --------  ------   --------  ------  --------  ------
  Net loans           400,500   9.54%   359,187   9.69%    386,059   9.58%   358,312   9.53%

Interest-bearing
 deposits                 241   4.25%     1,452   5.75%        765   4.81%     1,286   5.78%
Federal funds sold      2,961   5.35%    20,179   5.82%      6,180   5.34%    14,289   5.93%
              		     --------  ------  --------  ------   --------  ------  --------  ------
  Total earning
   assets             557,372   8.84%   503,498   8.96%    543,617   8.82%   486,881   8.94%

Other assets           47,583            35,987             41,946            35,362
              		     --------          --------           --------          --------
   Total assets      $604,955          $539,485           $585,563          $522,243
              		     ========          ========           ========          ========

LIABILITIES AND EQUITY
----------------------
Interest-bearing
 deposits:
 Savings             $ 78,869   3.03%  $ 69,014   3.39%   $ 75,526   3.03%  $ 69,289   3.37%
 Interest-bearing
  demand deposits     118,047   3.25%    96,104   3.66%    109,097   3.29%    91,080   3.48%
 Time                 241,540   5.42%   229,014   5.88%    229,484   5.54%   222,731   5.74%
              		     --------  ------  --------  ------   --------  ------  --------  ------
  Total               438,456   4.41%   394,132   4.91%    414,107   4.49%   383,100   4.78%

Borrowed funds:
 Short-term            19,184   4.25%    20,575   5.18%     33,499   4.97%    16,060   4.97%
 Long-term             30,754   6.20%    22,016   6.04%     25,274   6.11%    22,746   6.09%
              		     --------  ------  --------  ------   --------  ------  --------  ------
  Total                49,938   5.45%    42,591   5.64%     58,773   5.46%    38,806   5.63%
              		     --------  ------  --------  ------   --------  ------  --------  ------
  Total interest
   bearing
   liabilities        488,394   4.51%   436,723   4.98%    472,880   4.61%   421,906   4.85%

Non-interest
 bearing deposits      56,500            46,602             53,380            46,438
Other liabilities       7,185             6,039              7,012             5,484
              		     --------          --------           --------          --------
  Total liabilities   552,079           489,364            533,272           473,828
Stockholders' equity   52,876            50,121             52,291            48,415
              		     --------          --------           --------          --------
   Total liabilities
    and equity       $604,955          $539,485           $585,563          $522,243
              		     ========          ========           ========          ========

Interest income to
 earning assets         8.84%             8.96%              8.82%             8.94%

Interest expense to
 earning assets         3.96%             4.32%              4.01%             4.21%
	             	      --------          --------           --------          --------
  Net interest margin   4.88%             4.64%              4.81%             4.73%
              		     ========          ========           ========          ========


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


ITEM 3:  Defaults upon Senior Securities.
	   None.


ITEM 4:  Submission of Matters to a Vote of Security Holders.
	   None.


ITEM 5:  Other Information.
	   None.


ITEM 6:  Exhibits and Reports on Form 8-K.
	   a)  Exhibits:

                   			      EXHIBIT INDEX

Exhibit Number               Description                Exhibit Location
--------------   ------------------------------------   ----------------
     11          Computation of Earnings Per Share.     Page 22.

     27          Financial Data Schedule.               EDGAR electronic
                                                 							filing only.


	   b)  Reports on Form 8-K:  None.






SIGNATURES
----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                            				    PEOPLES BANCORP INC.


Date:  November 8, 1996        By:  /s/ ROBERT E. EVANS
                            				    Robert E. Evans
                            				    President and Chief Executive Officer



Date:  November 8, 1996        By:  /s/ JOHN W. CONLON
                            				    John W. Conlon
                            				    Chief Financial Officer




                           EXHIBIT INDEX
                           -------------

     	      PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
	           		     FOR PERIOD ENDED SEPTEMBER 30, 1996
		          -------------- -----------------------------------


Exhibit Number               Description                Exhibit Location
--------------   ------------------------------------   ----------------
     11          Computation of Earnings Per Share.     Page 22.

     27          Financial Data Schedule.               EDGAR electronic
	                                                 						filing only.