Form 10-K
period 1996-12-31
PEOPLES BANCORP INC
filed 1997-03-31
CIK 318300

SECURITIES AND EXCHANGE COMMISSION
                        			WASHINGTON, D. C.  20549

                             				 FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1996

           			    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ to ____


                 		     Commission file number 0-16772

                      			  PEOPLES BANCORP INC.
          	 ------------------------------------------------------
          	 (Exact name of Registrant as specified in its charter)


       	  Ohio                                         31-0987416
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

138 Putnam Street, P. O. Box 738, Marietta, Ohio          45750
------------------------------------------------       ----------
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number,
 including area code:                           (614) 373-3155
                             				     --------------------------------------

Securities registered pursuant to
 Section 12(b) of the Act:                           None
                             				     --------------------------------------

Securities registered pursuant to
 Section 12(g) of the Act:           Common Shares, No Par Value (3,445,675
				                                 outstanding at February 28, 1997)
                            				     --------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes    X         No
	              -----           -----

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ X ]

Based upon the closing price of the Common Shares of the Registrant on the The NASDAQ National Market as of February 28, 1997, the aggregate market value of the Common Shares of the Registrant held by nonaffiliates on that date was $91,241,518. For this purpose, certain executive officers and directors are considered affiliates.

Documents Incorporated by Reference:
    1) Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

    2) Portions of Registrant's Definitive Proxy Statement relating to the annual meeting to be held April 10, 1997, are incorporated by reference into Part III of this
	       Annual Report on Form 10-K.


          	       Exhibit Index Appears on Pages 17 through 19
                       			   Page 1 of 130 Pages


                             				PART I

ITEM 1.  BUSINESS.
------------------

Introduction
------------
  Peoples Bancorp Inc. ("Peoples Delaware") was incorporated under the laws of the State of Delaware on April 1, 1980. Peoples Delaware was merged, following shareholder approval, into Peoples Bancorp Inc., an Ohio corporation (the "Company"), effective April 6, 1993, pursuant to a reincorporation proceeding. The Company's principal business is to act as a multi-bank holding company. Its wholly-owned subsidiaries are The Peoples Banking and Trust Company, Marietta, Ohio ("Peoples Bank"), The First National Bank of Southeastern Ohio ("First National Bank"), Russell Federal Savings Bank ("Russell
Federal"), and The Northwest Territory Life Insurance Company, an Arizona corporation ("Northwest Territory").

  At December 31, 1996, Peoples Bancorp Inc. (parent company only) had 27 full-time equivalent employees.


The Peoples Banking and Trust Company
-------------------------------------
  Peoples Bank was chartered as an Ohio banking corporation under its present name in Marietta, Ohio, in 1902. At December 31,
1996, it had assets of $534.8 million, deposits of $446.5 million, and net loans of $364.7 million.

  Peoples Bank is a full-service commercial bank. It provides the following products to its customers: checking accounts, NOW accounts, Super NOW accounts, money market deposit accounts, savings accounts, time certificates of deposit, commercial loans, installment loans, commercial and residential real estate mortgage loans, credit cards, lease financing, corporate and personal trust services and safe deposit rental facilities. Peoples Bank also sells travelers checks, money orders and cashier's checks. Services are provided through ordinary walk-in offices, automated teller machines ("ATMs"), automobile drive-in facilities called "Motor Banks", and banking by phone.
At December 31, 1996, the Trust Department of Peoples Bank held approximately $430 million of assets (market value) in trust and custodial accounts apart from the assets of the Bank.

  With all of its offices located in Ohio, Peoples Bank serves principally Washington, Athens, Meigs, and Gallia Counties, together with portions of Hocking, Perry, and Vinton Counties in Ohio and adjacent parts of Northern West Virginia. On April 26, 1996, Peoples Bank acquired three full-service banking centers with approximately $75 million in associated deposits from Bank One, Athens, N.A. These three banking branches are located in the cities of Pomeroy, Gallipolis, and Rutland, Ohio, serving Meigs and Gallia counties and portions of Lawrence County. The Gallipolis office is located in downtown Gallipolis and operates a full-service office, Motor Bank, and an ATM. A full-service office and separate Motor Bank are located in downtown Pomeroy. An ATM is also located in Pomeroy outside a local convenience store. The Rutland office is a full-service office and Motor Bank facility.

  In addition to the offices acquired in 1996, Peoples Bank provides services to its customers at its principal banking office in downtown Marietta and through ATMs and other banking facilities. A full-service office, Motor Bank and ATM are located at the Frontier Shopping Center in Marietta. Also, a full-service office and ATM are located inside a grocery store at Pike and Acme Streets in Marietta. A full-service office, two Motor Banks and a ATM are operated in Belpre, Ohio. Full-service offices with Motor Banks are located in Lowell, Reno and Nelsonville, Ohio. A full-service branch and ATM are located at One North Court Street in downtown Athens, Ohio. A full-service office, Motor Bank and ATM are located at the Athens Mall. Also, three ATMs are located on the campus of Ohio University in Athens, Ohio. A full-service bank is located at Middleport, Ohio. A loan production office in Newark-Granville, Ohio, serves that immediate area in Licking County. At December 31, 1996, Peoples Bank had 226 full-time equivalent employees.

  Effective at the close of business on February 28, 1997, Peoples Bank completed the purchase of one full-service banking office located in Baltimore, Ohio, from National City Bank of Columbus. In the transaction, Peoples Bank assumed approximately $12.5 million in deposits. This office is located in Fairfield
County, complementing the aforementioned loan production office located in Newark-Granville, Ohio. The Baltimore office currently operates a full-service banking office and an ATM.


The First National Bank of Southeastern Ohio
--------------------------------------------
  First National Bank is a national banking association chartered in 1900. It provides banking services and products that are substantially the same as those of Peoples Bank. First National Bank operates a commercial bank and Motor Bank at one location at 415 Main Street, Caldwell, Ohio. It also has a full-service office and Motor Bank on Marion Street in Chesterhill, Ohio. It also operates a full-service office on Kennebec Street, McConnelsville, Ohio. First National Bank's market area is comprised of Caldwell, Chesterhill, McConnelsville and the surrounding area in Noble and Morgan Counties, Ohio. At
December 31, 1996, it had assets of $77.0 million, deposits of $58.6 million, and net loans of $50.8 million. At December 31, 1996, First National Bank had 29 full-time equivalent employees.

  First National Bank also operates two insurance agency subsidiaries, Northwest Territory Life Insurance Agency, Inc. and Northwest Territory Property & Casualty Insurance Agency, Inc. (the "Agencies"). The Agencies were created in compliance with federal regulations allowing insurance powers to national banks in communities with populations of 5,000 people or less. On December 22, 1995, each Agency received a Certificate of Qualification (license) to operate the Agency from the Ohio Department of Insurance, thereby allowing the Agencies to engage in the insurance agency business, subject to the regulations of the Ohio Department of Insurance and the Comptroller of the Currency. These were the first insurance agencies in Ohio associated with a financial institution to receive licenses to conduct a broad-based insurance business. At December 31, 1996, the Agencies had 5 full-time equivalent employees.


Russell Federal Savings Bank
----------------------------
  Effective January 1, 1997, the Company completed the purchase of Russell Federal Savings Bank ("Russell Federal") in Russell, Kentucky, for approximately $9.25 million in cash. The Company has continued Russell Federal's operations as a federal savings bank subsidiary with continuity of management, officers, and directors. At December 31, 1996, Russell Federal had total assets of $28.0 million, deposits of $19.5 million, and shareholders' equity of $8.0 million.

  Russell Federal was originally chartered as a mutual association in 1914. On October 6, 1994, Russell Federal converted from a mutual association to a stock corporation. Russell Federal serves the financial needs of customers in Greenup and Boyd Counties, its primary market area. Its principal products include savings accounts, time certificates of deposit and commercial and residential real estate loans. Russell Federal has one full-service office located on Ferry Street in the city of Russell and serves its customers by this walk-in office and attached Motor Bank. At December 31, 1996, Russell Federal had
6 full-time equivalent employees.


The Northwest Territory Life Insurance Company
----------------------------------------------
  Northwest Territory was organized under Arizona law in 1983 and was issued a Certificate of Authority to act as a reinsurance company by the State of Arizona on February 8, 1984. Northwest Territory reinsures credit life and disability insurance issued to customers of banking subsidiaries of the Company by the issuing insurance company. At November 30, 1996, Northwest Territory had total assets of $1.4 million and had gross premium income of $201,000 in 1996, $244,000 in 1995 and $238,000 in
1994. Northwest Territory reinsures risks (currently not exceeding $15,000 per insured on a present value basis) within limits established by governmental regulations and management policy. Northwest Territory has no employees.


Customers and Markets
---------------------
  The Company's service area has a diverse economic structure. Principal industries in the area include metals, plastics and petrochemical manufacturing; oil, gas and coal production and related support industries. In addition, tourism, education and other service-related industries are important and growing industries. Consequently, the Company is not dependent upon any one industry segment for its business opportunities.

  Each of the Company's subsidiaries originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (including loans to individuals, credit card loans, and indirect loans). In general, the Company retains most of its originated loans and, therefore, secondary market activity has been minimal. The loans of each of the Company's subsidiaries are spread over a broad range of industrial classifications. The Company believes that its subsidiaries have no significant concentrations of loans to borrowers engaged in the same or similar industries and such subsidiaries do not have any loans to foreign entities.
The lending market areas served by the Company's subsidiaries are primarily concentrated in southeastern Ohio and neighboring areas of Kentucky and West Virginia. In addition, a loan production office in central Ohio provides opportunities to serve customers in that economic region.

  Commercial lending entails significant additional risks as compared with consumer lending, i.e. single-family residential mortgage lending, installment lending, credit card loans and indirect lending. In addition, the payment experience on commercial loans is typically dependent on adequate cash flow of a business and thus may be subject, to a greater extent, to adverse conditions in the economy generally or adverse conditions in a specific industry.

  At December 31, 1996, the Company had outstanding approximately $127.9 million in commercial loans (including commercial, financial and agricultural loans), representing approximately 30.3% of the total aggregate loan portfolio as of that date. At December 31, 1996, the Company's subsidiaries had not extended credit to any one borrower in excess of its respective legal lending limits (approximately $7.2 million, $1.5 million, and $717,000, for Peoples Bank, First National, and Russell Federal respectively). Loan terms include amortization schedules commensurate with the purpose of each loan, the source of repayment and the risk involved. Board of Director approval is required for loans whose aggregate total debt, including the principal amount of the proposed loan, exceeds $1 million, $300,000, and $275,000, for Peoples Bank, Russell Federal, and First National, respectively. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows in order to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. In addition, collateral is reviewed to determine its value in relation to the loan.

  Each of the Company's subsidiaries regularly evaluates all commercial loans greater in amount than $100,000 so that effective and prompt action can be taken where deterioration occurs. Upon detection of a reduced ability of a borrower to meet cash flow obligations, the loan is considered an impaired loan and reviewed for possible downgrading or placement on non-accrual status.

  At December 31, 1996, the Company's had outstanding consumer loans (including indirect loans and credit cards) in an aggregate amount of approximately $109 million (approximately 25.8% of the aggregate total loan portfolio). Credit approval for consumer loans requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the Company's policy to adhere strictly to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring the Company's performance in this area and for advising and updating loan personnel. The Company's subsidiaries make credit life insurance and health and accident insurance available to all qualified buyers, thus reducing their risk of loss when a borrower's income is terminated or interrupted. It is the policy of each of the Company's subsidiaries to review its consumer loan portfolio monthly and to charge off loans that do not meet that subsidiary's standards. Each subsidiary also offers its customers credit card access through the consumer lending department of Peoples Bank.

  Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower's continued financial stability, and thus are more likely to be adversely affected by employment loss, personal bankruptcy, or by adverse economic conditions.

  At December 31, 1996, there were approximately $185.4 million in residential real estate, home equity lines of credit and construction mortgages outstanding, representing 43.9% of total loans outstanding. The Company's subsidiaries require that the loan amount with respect to residential real estate loans be no more than 90% of the purchase price or the appraisal value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower with respect to the percentage exceeding such 90%. Loans made for each subsidiary's portfolio in this lending category are generally one year adjustable rate, fully amortized mortgages. The Company's subsidiaries also generate fixed rate real estate loans and generally retains these loans. All real estate loans are secured by first mortgages with evidence of title in favor of the subsidiary in the form of an attorney's opinion of the title or a title insurance policy. The Company's subsidiaries also require proof of hazard insurance with the appropriate subsidiary named as the mortgagee and as the loss payee.
Licensed appraisals are required in the case of loans in excess of $150,000.

  Home equity lines of credit are generally made as second mortgages by the Company's subsidiaries. The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage. The home equity lines of credit are written with ten year terms but are subject to review. A variable interest rate is generally charged on the home equity lines of credit.

  Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the Company's subsidiary making the loan may be required to advance funds beyond the amount originally committed to permit completion of the project. At December 31, 1996, the Company had approximately $9.9 million in real estate construction loans, representing approximately 2.3% of the Company's total loan portfolio.


Competition
-----------
  The banking subsidiaries of the Company experience significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks in the lending areas of the banks and, to a lesser extent, from savings associations, insurance companies, governmental agencies, credit unions, brokerage firms and pension funds. The primary factors in competing for loans are interest rate and overall lending services. Competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions as well as from insurance companies and brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience of office location and overall financial condition. The Company believes that its size, overall banking services and financial condition place it in a favorable competitive position.

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

  The Agencies operate in the extremely competitive life insurance and property and casualty insurance industries, due mostly to the large number of companies and agents located within the southeastern Ohio market. The Agencies provide several insurance product options to consumers, including traditional life insurance, as well as investments in mutual funds, variable and fixed annuities and securities. The Company intends to provide property and casualty insurance products through Northwest Territory Property & Casualty Insurance Agency, Inc.
The Agencies' future competitive advantage will be based on their ability to provide products to consumers efficiently with sensitivity to customer service and cost price issues.


Supervision and Regulation
--------------------------
  The following is a summary of certain statutes and regulations affecting the Company and its subsidiaries. The summary is qualified in its entirety by reference to such statutes and regulations.

  The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended, which restricts the activities of the Company and the acquisition by the Company of voting stock or assets of any bank, savings association or other company. The Company is also subject to the reporting requirements of, and examination and regulation by, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of the bank holding company and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to the bank holding company and other subsidiaries. Bank holding companies are prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board. A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the bank holding company or its subsidiaries. In addition, any savings association acquired by a bank holding company must conform its activities to those permissible for a bank holding company under the Bank Holding Company Act.

  The Company is also a savings and loan holding company due to its ownership of Russell Federal. However, since the Company is a bank holding company regulated by the Federal Reserve Board, it is not subject to any separate regulation as a savings and loan holding company. Transactions between a savings association subsidiary of a savings and loan holding company and an affiliate thereof are subject to the same restrictions imposed by the Federal Reserve Act on subsidiary banks of a bank holding company.

  As a national bank, First National Bank is supervised and regulated by the Comptroller of the Currency. As an Ohio state-chartered bank, Peoples Bank is supervised and regulated by the Ohio Division of Banks and the Federal Deposit Insurance Corporation ("FDIC"). The deposits of First National Bank and Peoples Bank are insured by the FDIC and those entities are subject to the applicable provisions of the Federal Deposit Insurance Act. A subsidiary of a bank holding company or savings and loan holding company can be liable to reimburse the FDIC if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or savings and loan holding company or in connection with FDIC assistance provided to such subsidiary in danger of default. In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies' regulations on prompt corrective action, guarantees a portion of the institution's capital shortfall, as discussed below.

  As a federally chartered savings bank, Russell Federal is subject to broad federal regulation and oversight extending to all its operations. As member of the FHLB of Cincinnati, it is subject to certain limited regulation by the Federal Reserve Board. Russell Federal's deposits are insured by the FDIC, which exercises regulatory and examination authority. Russell Federal is also subject to regulation, supervision, and examination by the Office of Thrift Supervision ("OTS"). The enforcement authority of the OTS includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist of removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading of untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

  Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of Peoples Bank, First National Bank, and Russell Federal, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching. Pursuant to recent federal legislation, First National Bank may branch across state lines, if permitted by the law of the other state. In addition, effective June 1997, such interstate branching by First National Bank will be authorized, unless the law of the other state specifically prohibits the interstate branching authority granted by federal law.

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

  The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and risk-based capital requirement applicable to savings associations such as Russell Federal. The framework provided by the OTS to define capital and calculate risk-weighted assets is much the same as the framework provided by the Federal Reserve Board for bank holding companies and for state member banks, such as Peoples Bank and First National
Bank. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income and certain noncumulative perpetual preferred stock and related income. The capital standards also require core capital equal at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. The OTS risk-based requirement requires saving associations to have total capital of at least
8% of risk-weighted assets. Total capital consists of core capital and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

  The Company and its subsidiaries currently satisfy all capital requirements. Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.

  The federal banking regulators have established regulations governing prompt corrective action to resolve capital deficient banks and savings associations. Under these regulations, institutions which become undercapitalized become subject to mandatory regulatory scrutiny and limitations, which increase as capital continues to decrease. Such institutions are also required to file capital plans with their primary federal regulator, and their holding companies must guarantee the capital shortfall up to 5% of the assets of the capital deficient institution at the time it becomes undercapitalized.

  The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks and other subsidiaries. However, the Federal Reserve Board expects the Company to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in subsidiaries, rather than for dividends for shareholders of the Company. Peoples Bank, First National Bank and Russell Federal may not pay dividends to the Company if, after paying such dividends, they would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Peoples Bank and First National Bank must have the approval of their respective regulative authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net profits and the retained net profits for the preceding two years, less required transfers to surplus. Russell Federal may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the bank's tangible, core of risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. If the current minimum capital requirements following a proposed capital distribution are not met, Russell Federal must obtain prior approval from the OTS. Payment of dividends by the bank subsidiaries may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting the Company's ability to pay dividends on its outstanding common shares.

  Prior to the enactment of the Small Business Jobs Protection Act (the "1996 Act") which was signed into law on August 21, 1996, earnings appropriated to bad debt reserves and deducted for federal income tax purposes could not be used by Russell Federal to pay cash dividends to the Company without the payment of federal income taxes by the Company at the then current income tax rate on the amount deemed distributed, which would include the amount of any federal income taxes attributable to the distribution. As a result of modifications enacted in the 1996 Act, pre-1988 bad debt reserves which are not otherwise recaptured as discussed below, may be recaptured if they are used for payment of cash dividends or other distributions to a shareholder. Thus, any dividends to the Company that would reduce amounts appropriated to Russell Federal's pre-1988 bad debt reserves and deducted for federal income tax purposes could create a significant tax liability for Russell Federal. The impact of this regulation is insignificant to the Company. However, the Company intends to make full use of the favorable tax treatment afforded to Russell Federal and the Company does not contemplate any distribution by Russell Federal in a manner which would create the above-mentioned federal tax liabilities.

  The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the Bank Insurance Fund ("BIF") and of the Savings Association Insurance Fund ("SAIF"). Peoples Bank and First National Bank are members of the BIF. Russell Federal is a member of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both BIF and SAIF members. Under this system, assessments may vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

  Because BIF has become fully funded, BIF assessments for well-capitalized commercial banks were reduced to, in effect, $2,000 per year, during 1996. Federal legislation, which became effective September 30, 1996, provides, among other things, for the costs of prior thrift failures to be shared by both the BIF and the SAIF. As a result of such cost sharing, BIF assessments for well-capitalized banks during 1997 will be $.013 per $100 in deposits. SAIF assessments for well-capitalized institutions in 1997 will be $.064 per $100 in deposits. Based upon their respective level of deposits at December 31, 1996, the projected BIF assessment for the Company's banking subsidiaries would aggregate approximately $67,000 in 1997. The projected SAIF assessment for Russell Federal would total approximately $12,000 in 1997.

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


Monetary Policy and Economic Conditions
---------------------------------------
  The business of commercial banks and savings associations is affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies, including the Federal Reserve Board. The Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions primarily through open market operations in U.S. Government securities, changes in the discount rate on bank borrowings, and changes in the reserve requirements against bank and savings association deposits. These policies and regulations significantly affect the overall growth and distribution of bank and savings association loans, investments and deposits, and the interest rates charged on loans, as well as the interest rates paid on deposits and accounts.

  The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks and savings associations in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the money markets and the activities of monetary and fiscal authorities, no definitive predictions can be made as to future changes in interest rates, credit availability or deposit levels.


Statistical Financial Information Regarding the Company
-------------------------------------------------------
  The following listing of statistical financial information, which is included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 (the "Company's 1996 Annual Report") and incorporated herein by reference, provides comparative data for the Company over the past three and five years, as appropriate. These tables should be read in conjunction with "Management's Discussion and Analysis" and the Consolidated Financial Statements of the Company and its subsidiaries found at pages 39 through 51 and 16 through 33, respectively, of the Company's 1996 Annual Report.

Average Balances and Analysis of Net Interest Income:
    Please refer to page 35 of the Company's 1996 Annual Report.

Rate Volume Analysis:
    Please refer to page 36 of the Company's 1996 Annual Report.

Loan Maturities:
    Please refer to page 36 of the Company's 1996 Annual Report.

Average Deposits:
    Please refer to page 35 of the Company's 1996 Annual Report.

Maturities Schedule of Large Certificates of Deposit:
    Please refer to page 36 of the Company's 1996 Annual Report.

Loan Portfolio Analysis:
    Please refer to pages 37 and 38 of the Company's 1996 Annual Report.

Securities Analysis:
    Please refer to pages 22 through 24 and page 48 of the Company's 1996 Annual Report.

Return Ratios:
    Please refer to page 13 of the Company's 1996 Annual Report.


Effect of Environmental Regulation
----------------------------------
  Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Company and its subsidiaries. The Company believes that the nature of the operations of its subsidiaries has little, if any, environmental impact. The Company, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the foreseeable future. The Company's subsidiaries may be required to make capital expenditures for environmental control facilities related to properties which they may acquire through foreclosure proceedings in the future; however, the amount of such capital expenditures, if any, is not currently determinable.


ITEM 2.  PROPERTIES
-------------------

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

  Other Washington County offices for Peoples Bank include property owned at Second and Scammel Streets in downtown Marietta on which an additional Motor Bank exists. Peoples Bank also leases land in the Frontier Shopping Center near downtown Marietta on which a full-service branch is located. In addition, Peoples Bank leases its other full-service branch located inside a supermarket in Washington Center near downtown Marietta. In Belpre, Peoples Bank owns a full-service branch at 1902 Washington Boulevard and a nearby Motor Bank. Peoples Bank also owns a full-service branch in Lowell, Ohio, and a Motor Bank in Reno, Ohio.

  In Athens County, Peoples Bank also owns a two-story, block building on the Public Square in Nelsonville, Ohio, and an additional Motor Bank in Nelsonville. In addition, Peoples Bank owns an office consisting of a two-story concrete structure at One North Court Street, Athens, Ohio, and a brick full-service office in the Athens Mall. The building in the Mall is owned by Peoples Bank on leased real property. The branch office located in The Plains is operated under a lease which expires in June, 2001.

  In Meigs County, Peoples Bank owns full-service offices in
Middleport and Rutland, Ohio. Peoples Bank also owns full-service and nearby Motor Banks in Gallipolis and Pomeroy, Ohio.

  Peoples Bank's loan production office in Newark-Granville is also leased. The Company owns the land and building on which the newly acquired Baltimore branch (as of March 1, 1997) is located.

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

  Russell Federal owns a two-story brick office building with adjoining land and parking lot at 404 Ferry Street in Russell, Kentucky, as well as adjacent property located at 408 Ferry
Street.

  All other properties occupied by the Company and its subsidiaries are owned by the Company or its subsidiaries. The
Company and its subsidiaries own other real property which, when considered in the aggregate, is not material to their operations.

  Management believes all of the properties described above are in satisfactory condition for their intended use.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

  Not applicable.



                          				 PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       	 STOCKHOLDER MATTERS.
----------------------------------------------------------

  Please refer to pages 14 and 15 of the Company's 1996 Annual
Report, which are incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

  The table of Selected Financial Data on page 13 of the Company's 1996 Annual Report is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       	 CONDITION AND RESULTS OF OPERATION.
----------------------------------------------------------

  Please refer to pages 39 through 51 of the Company's 1996 Annual Report, which are incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

  The Consolidated Financial Statements of Peoples Bancorp Inc. and it subsidiaries, included on pages 16 through 33 of the Company's 1996 Annual Report, and the Report of Ernst & Young LLP included therein at page 34 are incorporated herein by reference. Following is an index to the financial statements included in the Company's 1996 Annual Report:

                                                        								 1996
                                                        								Annual
                                                        								Report
Financial Statements:                                           Pages
---------------------                                           ------
Peoples Bancorp Inc. and Subsidiaries:
  Report of Independent Auditors (Ernst & Young L.L.P.)           34
  Consolidated Balance Sheets as of December 31, 1996 and 1995    16
  Consolidated Statements of Income for each of the
   Three Years Ended December 31, 1996                            17
  Consolidated Statements of Stockholders' Equity for each
   of the Three Years Ended December 31, 1996                     18
  Consolidated Statements of Cash Flows for each of the
   Three Years Ended December 31, 1996                            19
  Notes to the Consolidated Financial Statements                20-33
  Peoples Bancorp Inc.:  (Parent Company Only Financial
   Statements are included in Note 16 of the Notes to the
   Consolidated Financial Statements)                           32-33



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.
---------------------------------------------------------

  No response required.



                             				PART  III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

  Directors and Executive Officers of the Company include those persons enumerated under "Election of Directors" on pages 5 and 6 of the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held April 10, 1997, which section is expressly incorporated by reference. Other Executive Officers are Carol A. Schneeberger (40), Vice President/Operations; Rolland B. Swart (58), Vice President/Business Development; John (Jack) W. Conlon (51), Chief Financial Officer; Jeffrey D. Welch (42), Treasurer; and RobRoy Walters (38), Controller.

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

  Mr. Walters joined the Company as Controller in July, 1995. In January, 1997, Mr. Walters was named President and Chief Executive Officer of Russell Federal and effective March 31, 1997, resigned as Controller for Peoples Bank, a position he had held since January, 1993. Prior thereto, Mr. Walters was Assistant Controller for Peoples Bank from April, 1991 to December, 1992, and Accounting Manager from February, 1989 to March, 1991.

  No disclosure is required to be made by the Company under Item
405 of Regulation S-K.


ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

  See "Compensation Committee Interlocks and Insider Participation" and "Compensation of Executive Officers and Directors" on page 10, and pages 10 through 14, respectively, of the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held April 10, 1997, which are expressly incorporated herein by reference.

  Neither the report on executive compensation nor the performance graph included in the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on April 10, 1997, shall be deemed to be incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       	  MANAGEMENT.
-------------------------------------------------------------

  See "Security Ownership of Certain Beneficial Owners and Management" on pages 2 through 4 of the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held April 10, 1997, which section is expressly incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------
  See "Transactions Involving Management" on pages 7 and
8 of the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held April 10, 1997, which section is expressly incorporated herein by reference.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
       	  ON FORM 8-K.
--------------------------------------------------------------

(a)  (1)  Financial Statements
       	  --------------------
	  For a list of all financial statements included in this Annual Report on Form 10-K, see "Index to Financial Statements" at Page 17.

(a)  (2)  Financial Statement Schedules
          -----------------------------
	  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)  (3)  Exhibits
       	  --------
	  Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 17. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

	  Executive Compensation Plans and Arrangements
	  ---------------------------------------------
	  Exhibit No.  Description                   Location
	  -----------  ----------------------------  ----------------------
	  10(a)        Deferred Compensation         Incorporated herein by
       		       Agreement dated November 16,  reference to Exhibit
		              1976 between Robert E. Evans  6(g) to Registration
        	       and The Peoples Banking and   Statement No. 2-68524
       		       Trust Company, as amended     on Form S-14 of
        	       March 13, 1979.               of Peoples Delaware,
						                                        the Company's
                                    					     predecessor.

	  10(b)        Peoples Bancorp Inc.          Incorporated herein by
       		       Retirement Savings Plan.      reference to Exhibit
		              (Amended and Restated         10(b) of the Company's
       		       Effective January 1, 1996.)   Annual Report on Form
                                   						     10-K for fiscal year
                                   						     ended December 31, 1995
                                   						     (File No. 0-16772)

	  10(d)        Peoples Bancorp Inc.          Incorporated herein by
		              Retirement Plan and Trust.    reference to Exhibit
		              (Amended and Restated         10(d) of the Company's
       		       Effective January 1, 1989.)   Annual Report on Form
                              						          10-K for fiscal year
                                   						     ended December 31, 1995
                              					     	     (File No. 0-16772)

	  10(e)        Summary of the Incentive      Incorporated herein by
        	       Bonus Plan of Peoples         reference to Exhibit
		              Bancorp Inc. effective for    10(f) of Peoples
       		       calendar year ended           Delaware's Annual Report
		              December 31, 1996.            on Form 10-K for fiscal
                                   						     year ended December 31,
                                   						     1992 (File No. 0-16772).

	  10(f)        Summary of the Performance    Page 64.
       		       Compensation Plan of
       		       Peoples Bancorp Inc.
        	       effective for calendar
		              year beginning
       		       January 1, 1997.

	  10(g)        Peoples Bancorp Inc.          Incorporated herein by
       		       Amended and Restated          reference to Exhibit 4
		              1993 Stock Option Plan.       of the Company's
                                   						     Registration Statement
                                   						     on Form S-8 filed
                                    					     August 25, 1993
                                   						     (Registration Statement
                               	    					     No. 33-67878).

	  10(h)        Form of Stock Option          Incorporated herein by
       		       Agreement used in             reference to Exhibit
       		       connection with grant of      10(g) of the Company's
       		       non-qualified stock options   Annual Report on Form
		              under Peoples Bancorp Inc.    10-K for fiscal year
       		       Amended and Restated 1993     ended December 31, 1995.
		              Stock Option Plan.            (File No. 0-16772)

 	 10(i)        Form of Stock Option          Incorporated herein by
       		       Agreement dated May 20,       reference to Exhibit
		              1993, used in connection      10(h) of the Company's
        	       with grant of incentive       Annual Report on Form
        	       stock options under           10-K for fiscal year
		              Peoples Bancorp Inc.          ended December 31, 1995.
       		       Amended and Restated          (File No. 0-16772)
		              1993 Stock Option Plan.

	  10(j)        Form of Stock Option          Incorporated herein by
       		       Agreement dated November      reference to Exhibit
		              10, 1994, used in             10(i) of the Company's
       		       connection with grant of      Annual Report on Form
       		       incentive stock options       10-K for fiscal year
		              under Peoples Bancorp         ended December 31, 1995.
       		       Inc. Amended and Restated     (File No. 0-16772)
		              1993 Stock Option Plan.

	  10(k)        Peoples Bancorp Inc.          Incorporated herein by
       		       1995 Stock Option Plan.       reference to Exhibit 4
						                                        of the Company's Form
			                                   			     S-8 filed May 24, 1995
                                   						     (Registration
                                   						     Statement No. 33-59569).

	  10(l)        Form of Stock Option          Incorporated herein by
       		       agreement used in             reference to Exhibit
		              connection with grant of      10(k) of the Company's
       		       non-qualified stock           Annual Report on Form
       		       options to non-employee       10-K for fiscal year
       		       directors of the Company      ended December 31, 1995.
        	       under Peoples Bancorp Inc.    (File No. 0-16772)
		              1995 Stock Option Plan.

	  10(m)        Form of Stock Option          Incorporated herein by
       		       agreement used in             reference to Exhibit
		              connection with grant of      10(l) of the Company's
       		       non-qualified stock           Annual Report on Form
		              options to non-employee       10-K for fiscal year
       		       directors of the Company's    ended December 31, 1995.
       		       subsidiaries under            (File No. 0-16772)
		              Peoples Bancorp Inc.
       		       1995 Stock Option Plan.

(b)       Reports on Form 8-K
       	  -------------------
	  There were no current reports on Form 8-K filed during the quarter ended December 31, 1996.

(c)       Exhibits
       	  --------
	  Exhibits filed with Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 17.

(d)       Financial Statement Schedules
          -----------------------------
	  None.



                             				SIGNATURES
                             				----------

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            				PEOPLES BANCORP INC.

Date:  March 27, 1997           By:  /s/ ROBERT E. EVANS
                            				     Robert E. Evans, President

  Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                  Title                          Date
--------------------------  -----------------------------  ----------------
/s/ ROBERT E. EVANS         President and Chief Executive  March 27, 1997
Robert E. Evans             Officer and Director

                            Director                       March 27, 1997
Dennis D. Blauser

/s/ GEORGE W. BROUGHTON     Director                       March 27, 1997
George W. Broughton

/s/ WILFORD D. DIMIT        Director                       March 27, 1997
Wilford D. Dimit

/s/ BARTON S. HOLL          Director                       March 27, 1997
Barton S. Holl

                            Director                       March 27, 1997
Rex E. Maiden

/s/ NORMAN J. MURRAY        Director                       March 27, 1997
Norman J. Murray

/s/ JAMES B. STOWE          Director                       March 27, 1997
James B. Stowe

/s/ PAUL T. THEISEN         Director                       March 27, 1997
Paul T. Theisen

/S/ THOMAS C. VADAKIN       Director                       March 27, 1997
Thomas C. Vadakin

/S/ JOSEPH H. WESEL         Chairman of the Board          March 27, 1997
Joseph H. Wesel             and Director

/s/ JEFFREY D. WELCH        Treasurer (Principal           March 27, 1997
Jeffrey D. Welch            Accounting Officer)

/s/ JOHN W. CONLON          Chief Financial Officer        March 27, 1997
John W. Conlon



                    			     PEOPLES BANCORP INC.

                   			INDEX TO FINANCIAL STATEMENTS

                                                        								 1996
                                                        								Annual
                                                        								Report
Financial Statements:                                           Pages
---------------------                                           ------
Peoples Bancorp Inc. and Subsidiaries:
  Report of Independent Auditors (Ernst & Young L.L.P.)           34
  Consolidated Balance Sheets as of December 31, 1996 and 1995    16
  Consolidated Statements of Income for each of the
   Three Years Ended December 31, 1996                            17
  Consolidated Statements of Stockholders' Equity for each
   of the Three Years Ended December 31, 1996                     18
  Consolidated Statements of Cash Flows for each of the
   Three Years Ended December 31, 1996                            19
  Notes to the Consolidated Financial Statements                20-33
  Peoples Bancorp Inc.:  (Parent Company Only Financial
   Statements are included in Note 16 of the Notes to the
   Consolidated Financial Statements)                           32-33


  The report of Coopers & Lybrand L.L.P. is included at Exhibit 99 and is incorporated herein by reference.


                          				 EXHIBIT INDEX

          		 PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
          		     FOR FISCAL YEAR ENDED DECEMBER 31, 1996


Exhibit No.  Description                   Exhibit Location
-----------  ----------------------------  -------------------------------
2 (a)        Office Purchase and           Incorporated herein by
       	     Assumption Agreement between  reference to Exhibit 2
             Peoples Bank and Bank One,    of the Company's Annual
             Athens, N.A., dated           Report on Form 10-K for
       	     December 14, 1995.            fiscal year ended December
                                   					   31, 1995 (File No. 0-16772).

2 (b)        Agreement and Plan of Merger  Pages 20 to 55.
       	     and Reorganization by
	            Peoples Bancorp Inc. and
       	     Russell Federal Savings Bank,
       	     dated August 19, 1996.

3 (a)        Amended Articles of           Incorporated herein by
       	     Incorporation of Peoples      reference to Exhibit 3(a)
	            Bancorp Inc.                  to the Company's
                                   					   Registration Statement on
                                   					   Form 8-B filed July 20, 1993
                                   					   (File No. 0-16772).

3 (b)        Regulations of Peoples        Incorporated herein by
             Bancorp Inc.                  reference to Exhibit 3(b)
					                                      to the Company's
                                   					   Registration Statement on
                                   					   Form 8-B filed July 20, 1993
                                   					   (File No. 0-16772).

10(a)        Deferred Compensation         Incorporated herein by
       	     Agreement dated November 16,  reference to Exhibit
	            1976 between Robert E. Evans  6(g) to Registration
       	     and The Peoples Banking and   Statement No. 2-68524
	            Trust Company, as amended     on Form S-14 of
             March 13, 1979.               of Peoples Delaware,
					                                      the Company's
                                   					   predecessor.

10(b)        Peoples Bancorp Inc.          Incorporated herein by
	            Retirement Savings Plan.      reference to Exhibit
 	           (Amended and Restated         10(b) of the Company's
       	     Effective January 1, 1996.)   Annual Report on Form
                                    				   10-K for fiscal year
                                   					   ended December 31, 1995
                                   					   (File No. 0-16772)

10 (c)       Original Term Note dated      Pages 56 to 63.
       	     January 2, 1997, Addendum to
	            Term Note dated January 7,
       	     1997, and revised Addendum
       	     to Term Note dated February
             7, 1997, between the Company
       	     and Fifth Third Bank.

10(d)        Peoples Bancorp Inc.          Incorporated herein by
       	     Retirement Plan and Trust.    reference to Exhibit
	            (Amended and Restated         10(d) of the Company's
       	     Effective January 1, 1989.)   Annual Report on Form
                              					        10-K for fiscal year
                                    				   ended December 31, 1995
                              					        (File No. 0-16772)

10(e)        Summary of the Incentive      Incorporated herein by
       	     Bonus Plan of Peoples         reference to Exhibit
       	     Bancorp Inc. effective for    10(f) of Peoples
       	     calendar year ended           Delaware's Annual Report
       	     December 31, 1996.            on Form 10-K for fiscal
                                   					   year ended December 31,
                                   					   1992 (File No. 0-16772).

10(f)        Summary of the Performance    Page 64.
       	     Compensation Plan of
	            Peoples Bancorp Inc.
       	     effective for calendar
       	     year beginning
       	     January 1, 1997.

10(g)        Peoples Bancorp Inc.          Incorporated herein by
       	     Amended and Restated          reference to Exhibit 4
       	     1993 Stock Option Plan.       of the Company's
                                   					   Registration Statement
                                   					   on Form S-8 filed
                                   					   August 25, 1993
                                   					   (Registration Statement
                                   					   No. 33-67878).

10(h)        Form of Stock Option          Incorporated herein by
       	     Agreement used in             reference to Exhibit
       	     connection with grant of      10(g) of the Company's
             non-qualified stock options   Annual Report on Form
       	     under Peoples Bancorp Inc.    10-K for fiscal year
	            Amended and Restated 1993     ended December 31, 1995.
       	     Stock Option Plan.            (File No. 0-16772)

10(i)        Form of Stock Option          Incorporated herein by
	            Agreement dated May 20,       reference to Exhibit
       	     1993, used in connection      10(h) of the Company's
             with grant of incentive       Annual Report on Form
       	     stock options under           10-K for fiscal year
       	     Peoples Bancorp Inc.          ended December 31, 1995.
       	     Amended and Restated          (File No. 0-16772)
       	     1993 Stock Option Plan.

10(j)        Form of Stock Option          Incorporated herein by
       	     Agreement dated November      reference to Exhibit
       	     10, 1994, used in             10(i) of the Company's
       	     connection with grant of      Annual Report on Form
       	     incentive stock options       10-K for fiscal year
       	     under Peoples Bancorp         ended December 31, 1995.
       	     Inc. Amended and Restated     (File No. 0-16772)
       	     1993 Stock Option Plan.

10(k)        Peoples Bancorp Inc.          Incorporated herein by
       	     1995 Stock Option Plan.       reference to Exhibit 4
                                     			   of the Company's Form
                                   					   S-8 filed May 24, 1995
                                   					   (Registration
                                   					   Statement No. 33-59569).

10(l)        Form of Stock Option          Incorporated herein by
             agreement used in             reference to Exhibit
       	     connection with grant of      10(k) of the Company's
       	     non-qualified stock           Annual Report on Form
       	     options to non-employee       10-K for fiscal year
       	     directors of the Company      ended December 31, 1995.
       	     under Peoples Bancorp Inc.    (File No. 0-16772)
       	     1995 Stock Option Plan.

10(m)        Form of Stock Option          Incorporated herein by
       	     agreement used in             reference to Exhibit
       	     connection with grant of      10(l) of the Company's
       	     non-qualified stock           Annual Report on Form
       	     options to non-employee       10-K for fiscal year
             directors of the Company's    ended December 31, 1995.
       	     subsidiaries under            (File No. 0-16772)
       	     Peoples Bancorp Inc.
	            1995 Stock Option Plan.

11           Computation of Earnings       Page 65.
       	     Per Share.

12           Statements of Computation     Page 66.
	            of Ratios.

13           Peoples Bancorp Inc. Annual   Page 67 through 125
       	     Report to Shareholders for
	            the fiscal year ended
       	     December 31, 1996 (not
       	     deemed filed except for
       	     portions thereof which are
       	     specifically incorporated by
       	     reference into this Annual
       	     Report on Form 10-K).

21           Subsidiaries of Peoples       Page 126.
       	     Bancorp Inc.

23 (a)       Consent of Independent        Page 127.
       	     Auditors - Ernst & Young LLP.

23 (b)       Consent of Independent        Page 128.
       	     Accountants - Coopers &
	            Lybrand L.L.P.

27           Financial Data Schedule.      Page 129.

99           Report of Independent         Page 130.
       	     Accountants - Coopers &
	            Lybrand L.L.P.