Form 10-Q
period 1997-03-31
PEOPLES BANCORP INC
filed 1997-05-15
CIK 318300

FORM 10-Q
                                  ---------


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the quarterly period ended March 31, 1997

                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from ____ to ____


                      Commission file number 0-16772

                           PEOPLES BANCORP INC.
-------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

            Ohio                                  31-0987416
-------------------------------      ------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

138 Putnam Street, P. O. Box 738, Marietta, Ohio             45750
------------------------------------------------     --------------------
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:     (614) 373-3155
                                                     --------------------

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

Indicate the number of shares outstanding of each of the issuer's class of Common Stock, as of May 1, 1997: 3,451,709.



                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                                   ITEM 1
                                   ------

  The following Condensed Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows of Peoples Bancorp Inc. (the "Company") and subsidiaries, reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Complete audited consolidated financial statements with footnotes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.



                    PEOPLES BANCORP INC. AND SUBSIDIARIES
                    -------------------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------

                                              March 31,       December 31,
                                                1997              1996
ASSETS
------
Cash and cash equivalents:
  Cash and due from banks                   $ 23,329,000      $ 26,200,000
  Interest-bearing deposits in other banks     1,200,000           217,000
  Federal funds sold                          15,000,000         2,100,000
                                            ------------      ------------
    Total cash and cash equivalents           39,529,000        28,517,000
                                            ------------      ------------
Available-for-sale investment securities,
 at estimated fair value (amortized cost
 of $146,584,000 and $145,619,000 at
 March 31, 1997 and December 31, 1996,
 respectively)                               146,912,000       147,783,000

Loans, net of unearned interest              448,860,000       422,413,000
Allowance for loan losses                     (7,152,000)       (6,873,000)
                                            ------------      ------------
    Net loans                                441,708,000       415,540,000
                                            ------------      ------------

Bank premises and equipment, net              11,530,000        11,508,000
Other assets                                  15,474,000        13,287,000
                                            ------------      ------------
      Total assets                          $655,153,000      $616,635,000
                                            ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Non-interest bearing                      $ 62,498,000      $ 63,410,000
  Interest bearing                           480,186,000       441,282,000
                                            ------------      ------------
    Total deposits                           542,684,000       504,692,000
                                            ------------      ------------
Short-term borrowings:
  Federal funds purchased and securities
  sold under repurchase agreements            17,959,000        17,022,000
  Federal Home Loan Bank term advances                 0         2,500,000
                                            ------------      ------------
    Total short-term borrowings               17,959,000        19,522,000
                                            ------------      ------------

Long-term borrowings                          31,363,000        29,200,000
Accrued expenses and other liabilities         6,688,000         7,028,000
                                            ------------      ------------
      Total liabilities                      598,694,000       560,442,000
                                            ------------      ------------
Stockholders' Equity
--------------------
Common stock, no par value, 12,000,000
 shares authorized - 3,448,425 shares
 issued at March 31, 1997 and 3,445,075
 issued at December 31, 1996, including
 shares in treasury                           34,438,000        34,349,000
Net unrealized holding gain on
 available-for-sale securities, net of
 deferred income taxes                           206,000         1,428,000
Retained earnings                             21,853,000        20,470,000
                                            ------------      ------------
                                              56,497,000        56,247,000
Treasury stock, at cost, 607 shares
 at March 31, 1997 and 2,000 shares
 at December 31, 1996                            (38,000)          (54,000)
                                            ------------      ------------
      Total stockholders' equity              56,459,000        56,193,000
                                            ------------      ------------
      Total liabilities and
       stockholders' equity                 $655,153,000      $616,635,000
                                            ============      ============



                    PEOPLES BANCORP INC. AND SUBSIDIARIES
                    -------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 -------------------------------------------


                                                 Three Months Ended
                                                      March 31,
                                             1997                1996

Interest income                           $12,762,000         $11,316,000
Interest expense                            5,918,000           5,367,000
                                          -----------         -----------
  Net interest income                       6,844,000           5,949,000
Provision for loan losses                     588,000             360,000
                                          -----------         -----------
  Net interest income after provision
   for loan losses                          6,256,000           5,589,000
Other income                                1,418,000           1,162,000
Gain (loss) on sale of securities             (29,000)             26,000
Other expenses                              4,705,000           4,013,000
                                          -----------         -----------
Income before income taxes                  2,940,000           2,764,000
Federal income taxes                          938,000             883,000
                                          -----------         -----------
    Net income                            $ 2,002,000         $ 1,881,000
                                          ===========         ===========


Earnings per share                              $0.57               $0.54
                                          -----------         -----------
Weighted average shares
 outstanding (primary)                      3,522,650           3,461,055
                                          -----------         -----------

Cash dividends declared                      $620,000            $530,000
                                          -----------         -----------

Cash dividend per share                         $0.18               $0.15
                                          -----------         -----------



                  PEOPLES BANCORP INC. AND SUBSIDIARIES
                  -------------------------------------
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------

                                                     Three Months Ended
                                                          March 31,
                                                     1997          1996
Cash flows from operating activities:
-------------------------------------
Net income                                       $ 2,002,000    $ 1,881,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for loan losses                          588,000        360,000
  Loss (gain) on sale of investment securities        29,000        (26,000)
  Depreciation, amortization, and accretion          651,000        440,000
  Increase in interest receivable                   (113,000)      (171,000)
  Decrease in interest payable                       (13,000)      (239,000)
  Deferred income tax benefit                        209,000        (40,000)
  Deferral of loan origination fees and costs         24,000         33,000
  Other, net                                         (97,000)      (223,000)
                                                 -----------    -----------
    Net cash provided by operating activities      3,280,000      2,015,000
                                                 -----------    -----------

Cash flows from investing activities:
-------------------------------------
Purchases of available-for-sale securities        (4,591,000)   (37,099,000)
Proceeds from sales of available-for-sale
  securities                                       2,995,000      4,528,000
Proceeds from maturities of available-for-sale
 securities                                        3,921,000      5,432,000
Net increase in loans                             (5,245,000)    (4,546,000)
Expenditures for premises and equipment             (146,000)      (242,000)
Proceeds from sales of other real estate owned        28,000              0
Business acquisitions, net of cash received        4,679,000              0
                                                 -----------    -----------
    Net cash provided by (used in) investing
     activities                                    1,641,000    (31,927,000)
                                                 -----------    -----------

Cash flows from financing activities:
-------------------------------------
Net (decrease) increase in non-interest
 bearing deposits                                 (3,480,000)     1,916,000
Net increase in interest-bearing deposits          9,451,000      4,846,000
Net (decrease) increase in short-term borrowings  (1,563,000)    34,247,000
Proceeds from long-term borrowings                 3,000,000              0
Payments on long-term borrowings                    (837,000)      (747,000)
Cash dividends paid                                 (496,000)      (481,000)
Purchase of treasury stock                           (31,000)       (58,000)
Proceeds from issuance of common stock                47,000        154,000
                                                 -----------    -----------
   Net cash provided by financing activities       6,091,000     39,877,000
                                                 -----------    -----------

Net increase in cash and cash equivalents         11,012,000      9,965,000
Cash and cash equivalents at beginning of period  28,517,000     20,994,000
                                                 -----------    -----------
Cash and cash equivalents at end of period       $39,529,000    $30,959,000
                                                 ===========    ===========


NOTES TO FINANCIAL STATEMENTS
-----------------------------

Basis of Presentation
---------------------
  The accounting and reporting policies of Peoples Bancorp Inc. and Subsidiaries (the "Company") conform to generally accepted accounting principles and to general practices within the banking industry. The Company considers all of its principal activities to be banking related. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.


1.  Acquisitions
----------------
  On February 28, 1997, The Peoples Banking and Trust Company ("Peoples Bank"), one of the Company's subsidiaries, acquired one full-service banking office located in Baltimore, Ohio from an unrelated financial institution. In the transaction, Peoples Bank assumed approximately $12.5 million in deposits. This office is located in Fairfield County in central Ohio and currently operates a full-service banking office with an ATM.

  On January 1, 1997, the Company purchased Russell Federal Savings Bank ("Russell Federal") in Russell, Kentucky for approximately $9.25 million in cash. At December 31, 1996, Russell Federal had total assets of $28.0 million, loans of $21.5 million (primarily real estate loans), deposits of $19.5 million (interest bearing deposits including savings accounts and certificates of deposit), and shareholders' equity of $8.0 million. Management plans to continue Russell Federal's operations as a federal savings bank subsidiary of the Company with continuity of management, officers, and directors.

  Russell Federal serves the financial needs of customers in northeast Kentucky, in particular Greenup and Boyd Counties, its primary market area. Its principal products include savings accounts, time certificates of deposit and commercial and residential real estate loans. With one office located on Ferry Street in the city of Russell, services are provided by a walk-in office and a Motor Bank.

  On April 26, 1996, Peoples Bank acquired three full-service banking offices and assumed approximately $73.9 million in deposits from an unaffiliated institution. The offices are located in southeastern Ohio in the cities of Gallipolis, Pomeroy, and Rutland, Ohio, and serve the counties of Meigs
(Ohio), Gallia (Ohio) and Mason (West Virginia). The Gallipolis office is located downtown in Gallipolis and currently operates a full-service office, Motor Bank, and an automated teller machine. A full-service office and separate Motor Bank are located in downtown Pomeroy. An automated teller machine is also located in Pomeroy outside a local convenience store. The Rutland office is a full-service and Motor Bank facility.


2.  New Accounting Pronouncements
---------------------------------
  In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125") that provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities. SFAS No. 125 significantly changes the accounting rules for determining whether a transfer represents a sale or secured borrowing transaction. Portions of SFAS No. 125 were applicable for the Company effective January 1, 1997 and did not have a material impact on the Company's financial statements.

  In December 1996, the FASB agreed to defer the effective date for one year for the following transactions: securities lending, repurchase agreements, dollar rolls and other similar
secured transactions.   In general, these are the transactions
addressed by SFAS No. 125 that apply specifically to the Company's current operations but will not be effective for transfers of assets until beginning after December 31, 1997. The adoption of Statement No. 125 as it relates to securities lending, repurchase agreements, dollar rolls, and other similar transactions is not expected to have a material effect on the Company's future financial statements.



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


                                             For the Three Months Ended
                                                     March 31,
SIGNIFICANT RATIOS                             1997            1996
------------------
Net income to:
--------------
  Average assets*                              1.24%           1.34%
  Average shareholders' equity*               14.12%          14.44%

Net interest margin*                           4.72%           4.67%

Efficiency ratio*                             52.94%          54.41%

Average shareholders' equity to
  average assets                               8.80%           9.27%

Loans net of unearned interest to
  deposits (end of period)                    82.71%          88.04%

Allowance for loan losses to loans
  net of unearned interest (end
  of period)                                   1.59%           1.76%

Capital ratios:
---------------
  Tier I capital ratio                        11.20%          12.62%
  Risk-based capital ratio                    12.45%          13.87%
  Leverage ratio                               7.53%           8.48%

Cash dividends to net income                  30.97%          28.18%

PER SHARE DATA
--------------
Book value per share                          $16.38          $14.84

Earnings per share                             $0.57           $0.54

Cash dividends per share                       $0.18           $0.15


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



Introduction
------------
  The following discussion and analysis of the consolidated financial statements of the Company is presented to provide insight into management's assessment of the financial results. The Company's subsidiaries, The Peoples Banking and Trust Company ("Peoples Bank"), The First National Bank of Southeastern Ohio ("First National Bank"), Russell Federal Savings Bank ("Russell Federal"), and The Northwest Territory Life Insurance Company ("Northwest Territory"), provide financial services to individuals and businesses within the Company's market area.

  Peoples Bank is chartered by the state of Ohio and subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation ("FDIC") and the Ohio Division of Banks. First National is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency ("OCC"). Russell Federal is a member of the Federal Home Loan Bank, and is subject to the regulation, supervision, and examination by the Office of Thrift Supervision, and is also subject to limited regulation by the Board of Governors of the Federal Reserve System.

  References will be found in this Form 10-Q to three separate acquisition transactions that have impacted the Company's results of operations. In April 1996, Peoples Bank completed the acquisition of three full-service banking centers and approximately $73.9 million in deposits from an unaffiliated financial institution. The three full-service branches are located in the cities of Pomeroy, Gallipolis, and Rutland, Ohio (referred hereafter as "Banking Center Acquisition"). On January 1, 1997, the Company purchased Russell Federal Savings Bank ("Russell Federal") in Russell, Kentucky, for $9.25 million in cash (referred hereafter as "Russell Federal Acquisition"). At December 31, 1996, Russell Federal had total assets of $28.0 million, loans of $21.5 million (primarily real estate loans), deposits of $19.5 million (interest bearing deposits including savings accounts and certificates of deposit), and shareholders' equity of $8.0 million. On February 28, 1997, Peoples Bank acquired one full-service banking office located in Baltimore, Ohio, from an unaffiliated financial institution (referred hereafter as "Baltimore Banking Center Acquisition"). In the transaction, Peoples Bank assumed approximately $12 million in deposits. This office is located in Fairfield County in central Ohio and currently operates a full-service banking office with an ATM.

  The Banking Center Acquisition, the Russell Federal
Acquisition, and the Baltimore Banking Center Acquisition will be referred to hereafter in the aggregate as "Acquisitions".


                           RESULTS OF OPERATIONS
                           ---------------------

Overview of the Income Statement
--------------------------------
  For the quarter ended March 31, 1997, the Company earned $2,002,000 in net income, a 6.4% increase from $1,881,000 in first quarter 1996. First quarter earnings per share increased 5.6% from $0.54 last year to $0.57 in first quarter 1997. All references to per share amounts have been adjusted to reflect a 10% stock dividend issued to shareholders of record on July 15, 1996.

  Net income increased in the first three months for several reasons. Net interest income totaled $6,844,000, up $895,000 (or 15.0%) compared to last year. The increase is due primarily to growth in the Company's earning asset base through the Acquisitions and enhanced net interest margin. First quarter provision for loan losses totaled $588,000 compared to $360,000 in 1995's first quarter, due primarily to strong loan growth in the Company's markets.

  Non-interest income increased $256,000 (or 22.0%) to $1,418,000. Non-interest expense for the first quarter totaled $4,705,000, up $692,000 (or 17.2%) from last year. Increases in non-interest income and non-interest expense are related to the Company's Acquisitions in second quarter 1996 and first quarter 1997.


Interest Income and Expense
---------------------------
  When compared to prior year, increased profits in first quarter 1997 can be attributed primarily to growth of the Company's net interest income and enhanced net interest margin. The Company's interest earning assets and interest-bearing liabilities were positioned to generate strong first quarter net interest income streams. In addition the Acquisitions provided additional earning assets to the Company, generating increased incremental net interest income.

  As a result, net interest income continued its growth in first quarter 1997, reaching $6,844,000 compared to $5,949,000 last year, up $895,000 or 15.0%. Continued growth in higher-yielding assets, such as loans, boosted interest income. Loan growth was achieved through internal demand as well as in the Russell Acquisition, where the Company acquired approximately $21 million of primarily real estate loans. In general, the Banking Center Acquisition and Baltimore Banking Center Acquisition provided the Company with a source of funds having lower interest costs than current deposits and borrowings. The Company will continue to focus on placing the funds acquired in the Baltimore Banking Center Acquisition in higher-yielding assets such as loans in the near future, emphasizing enhancement of net interest margin and increasing the Company's revenue streams.

  Net interest margin is calculated by dividing fully-tax equivalent ("FTE") net interest income by average interest-earning assets and serves as a performance measurement of the net interest revenue stream generated by the Company's balance sheet. Due to the continued investment in higher-yielding assets, net interest margin reached 4.72% in first quarter 1997, up from 4.67% for the same period last year.

  Average loan balances grew nearly $64 million from first quarter 1996 to first quarter 1997 and is the largest earning asset component on the Company's balance sheet. Yield on earning assets totaled 8.73% in 1997, compared to 8.78% in first quarter 1996. Cost of earning assets decreased 10 basis points in first quarter 1997 to 4.01%. This combination provided the Company with increased incremental net interest income and improved net interest margin in first quarter 1997.

  Please refer to the "Consolidated Average Balance Sheet and
Analysis of Net Interest Income" table included on page 19 for a complete quantitative evaluation of the Company's net interest margin.

  Opportunities to satisfy loan demand continue in many of the markets the Company serves, and as a result, management will continue to analyze several funding sources to finance the demand, including the deposits acquired in the Baltimore Banking Center Acquisition and borrowings from the Federal Home Loan Bank.

  The Federal Reserve discount rate increased slightly in early 1997 due to actions by the Federal Reserve Board. As a result, the national prime rate moved up 25 basis points. During the first and second quarters of 1997, the Company adjusted its base loan rates to reflect the increase in the national prime rate. This adjustment may have a positive impact on future net interest income and net interest margin, although deposit pricing in the Company's markets remains competitive.
Management has established internal deposit growth as one of its key performance indicators for 1997 and future years. The combination of loan growth and expected continued pricing pressures on deposits contributes to management's opinion that net interest margin will remain relatively stable for the remainder of 1997. Management will continue to monitor the effects of net interest margin on the performance of the Company.


Provision for Loan Losses
-------------------------
  In the first quarter, the Company recorded a provision for loan losses of $588,000, up from $360,000 in first quarter 1995. Average loan growth in the first quarter of 1997 compared to the first quarter of 1996 (excluding the loans acquired in the Russell Federal Acquisition) totaled approximately $43 million. Increased loan volume and continued pressure from consumer loan delinquencies prompted the increase in the provision for loan losses in recent quarters.

  Management may modestly increase the Company's provision for loan losses in future periods due to anticipated loan growth and related levels of loan delinquencies.


Non-Interest Income
-------------------
  The Company's non-interest income is generated from four primary areas of concentration: income derived from fiduciary activities, cost-recovery fees related to deposit accounts, electronic banking revenues, and income generated by the Company's insurance agency subsidiaries. In the first quarter of 1997, all of the Company's major sources of non-interest income increased compared to the first quarter of 1996, exemplifying management's commitment to continual improvement of the Company's operating performance through strong non-interest income sources.

  The Company's Investment and Trust Division of Peoples Bank significantly contributes to the Company's non-interest income streams and continued its strong earnings trend in 1997. The fee structure for fiduciary activities is based primarily on the fair value of assets being managed, which totaled approximately $450 million at March 31, 1997. As a result of growth in market values and in the number of accounts served, first quarter income generated from fiduciary activities increased $32,000 (or 6.8%) to $504,000. The Investment and Trust Division continues to be a leader in fiduciary services for the Company's market area.

  Deposit account service charge income has also increased in the first quarter of 1997, due primarily to the additional deposits acquired in the Banking Center Acquisition in the second quarter of 1996. The Company's fee income generated from deposits is based on cost recoveries associated with services provided. In the first three months of 1997 account service charge income reached $512,000, up $118,000 (or 30.0%) over the same period last year.

  Electronic banking has been a service offered to the Company's customer's for several years, including ATM cards, direct deposit services, and debit card services. The cost-recovery fees associated with these products and services are beginning to significantly impact the Company's non-interest income. In first quarter 1997, total fees related to electronic banking reached $107,000, up $34,000 (or 46.7%) compared to last year's first quarter. This increase is due primarily to revenues related to the debit card program launched in late 1996. Future electronic banking revenues will be positively impacted by an increase in the cost-recovery fee associated with foreign transactions (i.e. non-customers) in the Company's ATM machines.

  In late 1995, First National Bank's subsidiaries, Northwest Territory Life Insurance Agency, Inc. and Northwest Territory Property and Casualty Insurance Agency, Inc. (the "Agencies"), were awarded insurance agency powers in the State of Ohio. The Agencies received Certificates of Qualification to provide full life and property insurance product lines to consumers in Ohio. Although the Agencies' results of operations did not have a material impact on results of first quarter, they are anticipated to produce income growth and long-term value to the Company through internal development as well as external affiliation and acquisition. Currently the Agencies are generating fee income on sales of annuities, mutual funds, and other similar investment products, as well as life insurance policies. Management intends to develop the Agencies' property and casualty insurance product lines through both internal development and acquisition of existing independent agencies.

  In addition to traditional deposit products generating non-interest income for the Company, an agreement with an unaffiliated securities dealer has also generated non-interest income through the receipt of lease payments. Management expects this non-traditional revenue source to continue to provide incremental earnings for the Company in the future.


Non-Interest Expense
--------------------
  Maintaining acceptable levels of non-interest expense and operating efficiency are important performance objectives for the Company. For the three months ended March 31, 1997, non-interest expense was $4,705,000, an increase of $692,000 (or 17.2%) compared to the same period last year. Management expected this increase and has initiated steps to leverage non-interest expense.

  When comparing 1997 to 1996, it is important to note the changes to the Company's non-interest expense levels related to the Acquisitions. Non-operational items contributed to the increase in first quarter non-interest expense. In particular, amortization of intangibles totaled $240,000 in first quarter 1997, compared to $44,000 for the same period last year, an increase of $196,000. Amortization expense related to the Acquisitions should remain at first quarter levels for the remainder of 1997.

  The aggregate impact of the Company's recent acquisitions also impacted non-interest expense in other areas. For the quarter ended March 31, 1997, salaries and benefits expense increased $343,000 (or 19.2%) to $2,129,000 compared to 1996's first quarter. The Acquisitions increased the number of employees due to the retention of many customer service associates. At March 31, 1997, the Company had 304 full-time equivalent employees, up from 288 employees at year-end 1996. At March 31, 1996, the Company had 261 employees. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources while concentrating on maximizing customer service.

  The Acquisitions also impacted net occupancy expenses, in particular depreciation expense. For the quarter ended March 31, 1997, furniture and equipment expenses totaled $418,000, up $114,000 (or 37.5%) from last year's first quarter. This increase can be attributed primarily to the depreciation of the assets purchased in the Acquisitions as well as increased depreciation of additional expenditures on technology acquired in 1996. The Company's increased investment in technology and other customer-service enhancements will also impact depreciation expense in the future.

  Several categories within non-interest expense remained at levels comparable to last year's first quarter. Management believes that non-interest expense was leveraged in first quarter 1997 and will continue to focus on the Company's efficiency ratio as a key indicator of performance. In the first quarter of 1997, the efficiency ratio was 52.94% compared to 54.41% for the same period in 1996. Management expects the efficiency ratio to continue to modestly improve throughout the remainder of 1997.


Return on Assets
----------------
  For the quarter ended March 31, 1997, return on average assets ("ROA") totaled 1.24%, down from 1.34% in the same period a year earlier. Decreased ROA in 1997 can be attributed to the Acquisitions, which impacted average assets by approximately $83 million (a 14.7% growth rate), without a corresponding increase in earnings.

  In addition, the Company's Russell Federal Acquisition (a thrift subsidiary) caused ROA to decrease slightly in first quarter 1997. In general, the thrift industry has historically performed at lower ROA levels than commercial banks due to the core competencies usually associated with the thrift industry. Management anticipates that ROA levels will remain relatively stable for the remainder of 1997.


Return on Equity
----------------
  Management believes return on average stockholders' equity ("ROE") is an important indicator of an organization's financial strength and continues to monitor the performance of the Company relative to this ratio. The Company's ROE in the first quarter was 14.12%, down modestly from 14.44% for the same period last year.

  The Company's capital is adequate under regulatory and industry standards and has experienced growth through retention of increased earnings over the last several quarters, increasing over $4.6 million since first quarter 1996. As a result, the Company's ROE has been tempered in first quarter 1997.
Management will emphasize improvement in ROE through the remainder of 1997 and into 1998.


Federal Income Tax Expense
--------------------------
  Federal income taxes increased from $938,000 in first quarter 1997 to $883,000 in 1996, an increase of $55,000 (or 6.2%)
compared to the same period a year earlier. This increase can be attributed to the Company's higher pre-tax income and a modest decrease in tax-exempt income. The Company's effective tax rate is approximately 31.9%.




                            FINANCIAL CONDITION
                            -------------------

Overview of Balance Sheet
-------------------------
  The Company continued to leverage its capital base through acquisition. Total assets increased from $616,635,000 at December 31, 1996 to $655,153,000 at March 31, 1997, a growth rate of 6.2%. The increase in assets can be attributed primarily to the assets acquired in the Russell Federal Acquisition and the Baltimore Banking Center Acquisition.

  The Russell Federal Acquisition boosted the Company's loan balances by $21.5 million at March 31, 1997. Internal loan growth also continued its upward trend in the first quarter as the Company employed more assets into higher-yielding products.

  Total deposits increased $37,992,000 (or 7.5%) in the first three months of 1997. The Russell Federal Acquisition and the Baltimore Banking Center Acquisition comprised the majority of deposit growth for the Company, totaling nearly $33 million in total deposits at March 31, 1997.

  In the first quarter, total borrowings increased $600,000 (or 1.2%) to $49,322,000, while stockholders' equity increased $266,000 (or 0.5%) to $56,459,000. The Company purchased
$31,000 of treasury shares in the first quarter of 1997 and also reissued treasury shares through exercised stock options, resulting in a total balance of treasury stock of $38,000 at March 31, 1997.


Cash and Cash Equivalents
-------------------------
  Cash and cash equivalents totaled $39,529,000 at March 31, 1997, up $11,012,000 from year-end 1996, a direct result of the funds acquired in the Baltimore Banking Center Acquisition. Federal funds sold were up nearly $13 million for the three months ended March 31, 1997, reflecting the additional funds acquired late in the first quarter. Management expects cash and cash equivalent balances (in particular, federal funds sold) to decrease in the near future as the acquired funds are shifted into loan products designed to satisfy the strong loan demand in the Company's markets.

  The Company's balance sheet growth essentially dictated the need for increased Federal Reserve deposit requirements. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs. Management believes the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portion of the investment and loan portfolios that matures within one year. These sources will enable the Company to meet funding obligations and off-balance sheet commitments as they come due.


Investment Securities
---------------------
  Total investment securities decreased $887,000 since year-end 1996, as the increase in the Federal Reserve discount rates caused the market value of the Company's investment securities to decrease compared to year-end levels. The majority of the Company's investment portfolio is classified as
available-for-sale for liquidity purposes.   As a result,
changes in interest rates have more impact to the total balance of investment securities. However, management believes securities classified as available-for-sale provide greater flexibility in meeting liquidity needs, management of this portfolio, and other funding obligations as they arise.

  The Company's balances in investment categories remained relatively unchanged from year-end 1996. The majority of the volume in the investment portfolio is comprised of $74,394,000 investment in US. Agencies and other mortgage-backed securities, a decrease of approximately $2.8 million since December 31, 1996. The Company continues its strong investment in US. Treasuries, which totaled $29,301,000 at March 31, 1997, up nearly $3.3 million since December 31, 1996. Tax-exempt investments totaled $21,924,000 at the end of the first quarter, a decrease of $711,000 since year-end 1996.

  The Russell Federal Acquisition provided the Company with additional investment securities of $3,266,000 at March 31, 1997. Upon consummation of the Russell Federal Acquisition, the Company reclassified all of Russell Federal's investment portfolio to available-for-sale securities to conform to the Company's classification policy for the consolidated investment portfolio. The majority of Russell Federal's portfolio is invested in US Treasury securities and US Agencies.

  Several maturities of investment securities occurred during the first three months of 1997. The funds from certain maturing securities were not reinvested in the investment portfolio but shifted to higher-yielding assets such as loans.

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

  In the first quarter of 1997, management also implemented a strategy designed to reposition a sector of the investment portfolio for enhanced future yields. Management repositioned $2 million of the portfolio into higher-yielding US. Agencies by selling $2 million of collateralized mortgage obligations. A $29,000 loss on the sale of securities was generated which is expected to be recovered in 1997 through an enhanced income stream. Management will continue to review opportunities for repositioning of the portfolio.


Loans
-----
  The Company's loan volume grew in early 1997 from existing market demand and through the Russell Federal Acquisition. In the first quarter of 1997, the Company's loans increased $26,447,000 to $448,860,000 at March 31, 1997. The Russell
Federal Acquisition added approximately $20.5 million in real estate loans and $1 million in consumer loans. The remainder of the Company's loan growth occurred through existing channels and reflects the additional credit opportunities in the markets served.

  The Company's lending is primarily focused in the southeastern Ohio and northern West Virginia markets, and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending. Since 1993, the Company has generated additional loans in central Ohio
(Licking County) through its loan production office.   In 1997,
the Company expanded its loan markets to northeastern Kentucky through the Russell Federal Acquisition. Management expects the new market to continue to provide future loan growth.

  The following table details total outstanding loans at the specified dates:

                                            March 31,        December 31,
                                              1997               1996

Commercial, financial, and agricultural   $128,268,000       $127,927,000
Real estate, construction                   10,311,000          9,944,000
Real estate, mortgage                      199,732,000        175,505,000
Consumer                                   110,549,000        109,037,000
                                          ------------       ------------
    Total loans                           $448,860,000       $422,413,000
                                          ============       ============


  In the first quarter, mortgage loan balances grew 13.8% from $175,505,000 at December 31, 1996 to $199,732,000. The Russell
Federal Acquisition boosted loan volume while other markets also experienced increased loan activity. Significant growth occurred in 1 to 4 family residential loans. Home equity credit line ("Equiline") balances increased $257,000 to a total balance of $15,710,000 at March 31, 1997, and continue to be a strong product that demonstrates the Company's commitment for quality loan programs designed to meet the needs of the customer.

  Commercial, financial, and agricultural loan balances remained relatively stable in the first quarter of 1997. The respective economies in the Company's markets have provided quality credit opportunities and, in particular, through the business
production office located in Licking County, Ohio.   The recent
Baltimore Banking Acquisition should complement the existing Licking County office for future loan growth in this growing sector of central Ohio. Management will continue to focus on the enhancement and growth of the loan portfolio while maintaining high underwriting standards.

  The financial services industry continues to experience growth in consumer debt. In the first quarter of 1997, the Company's total consumer loans increased $1,512,000 (or 1.4%) to $110,549,000. The majority of the Company's consumer loans are in the indirect lending area. At March 31, 1997, the Company had indirect loan balances of $69,093,000, up $760,000 (or 1.1%) since year-end 1996. Management is pleased with the recent performance and growth of the indirect segment of the Company's loan portfolio. Lenders use a tiered pricing system that enables the Company to apply an interest rate commensurate with the inherent risk of a loan. Management's recent actions to reinforce the use of this tiered system has tempered chargeoffs and overall growth of the portfolio. Management expects the indirect lending portfolio to remain an integral part of the Company's loan portfolio in future quarters.


Loan Concentration
------------------
  The Company does not have a concentration of its loan portfolio in any one industry. The Russell Acquisition bolstered the Company's already strong loan balances in real estate lending (both mortgage and construction loans), which continues to be the largest component of the loan portfolio. At March 31, 1997, real estate lending represented $210,043,000 (or 46.8%) of total loans, while commercial, financial, and agricultural loans totaled $128,268,000 (or 28.6%). The remaining loans are comprised of loans to individuals totaling $110,549,000 at March 31, 1997, or 24.6% of the loan portfolio.

  The Company's lending is primarily focused in the local southeastern Ohio market and consists principally of retail lending, which includes single-family residential mortgages and other consumer loan products. Recent market penetrations occurred in the northeast Kentucky real estate market in the form of the Russell Federal Acquisition. One of the Company's largest group of commercial loans consists of automobile dealer
floor plans, which totaled $15,072,000 at March 31, 1997.   It
is the Company's policy to obtain the underlying inventory as collateral on these loans.

  The Company does not extend credit to any single borrower in excess of the combined legal lending limits of its subsidiary banks.


Allowance for Loan Losses
-------------------------
  The allowance for loan losses as a percentage of loans modestly decreased from 1.63% at December 31, 1996, to 1.59% at the end of the first quarter of 1997. The total dollar amount of the allowance for loan losses increased $279,000 while total loans grew over $26 million in the first three months of 1997, causing a decrease in the allowance as a percentage of total loans.

  In the first quarter of 1997, the provision for loan losses totaled $588,000 compared to $360,000 for the same period last year. The Company's provision for loan losses has increased steadily through recent quarters due to the combination of overall loan growth and loan delinquencies (particularly in the consumer loan portfolio).

  Over the past several years, the Company has been very active in indirect lending and other personal loans. In late 1996 and early 1997, management implemented initiatives designed to refocus the indirect lending goals of the Company, including tighter underwriting standards and more aggressive collection of past due accounts, and as a result, the Company's consumer loan delinquencies have modestly decreased. Management will continue to monitor the entire loan portfolio to maintain loan quality and high underwriting standards and expects future quarterly provisions to modestly increase due mostly to anticipated loan growth.

  Chargeoffs in the first quarters of 1997 outpaced the same period last year. Consumer credit problems have recently increased credit concerns of the financial services industry and the Company has experienced the majority of its chargeoffs in the consumer loan portfolio. The following table presents changes in the Company's allowance for loan losses for the three months ended March 31, 1997, and 1996, respectively:


                                              Three Months Ended
                                                   March 31,
                                             1997             1996
                                          ----------       ----------
Allowance for loan losses, January 1      $6,873,000       $6,726,000
Allowance for loan losses acquired in
 Russell Federal Acquisition                 120,000
Chargeoffs                                   511,000          431,000
Recoveries                                    82,000           88,000
                                          ----------       ----------
  Net chargeoffs                             429,000          343,000
                                          ----------       ----------
Provision for loan losses                    588,000          360,000
                                          ----------       ----------
    Allowance for loan losses             $7,152,000       $6,743,000
                                          ==========       ==========


  Recent industry reports indicate outstanding consumer credit has increased, and consequently, consumer credit delinquencies are on the rise. Unlike many other financial institutions, where consumer credit problems have occurred in the credit card segment, a significant portion of the Company's recent chargeoffs have occurred in the consumer loan category and in particular, indirect lending. In the first quarter of 1997, the Company had gross chargeoffs in the consumer loan category of $493,000 and recoveries of $53,000. Management expects consumer net chargeoffs to stabilize in the second quarter due to improved underwriting standards and quality of the consumer loan portfolio, as well as recent changes in the Company's collection process of personal loans.

  Net chargeoffs in both the real estate and commercial loan categories were lower than expected and demonstrate the quality of these segments of the loan portfolio. Management will continue to monitor the entire loan portfolio to determine the adequacy of the allowance.

  Nonperforming loans (those loans classified as nonaccrual, 90 days or more past due, and other real estate owned) as a percentage of outstanding loans were 0.44% at March 31, 1997, compared to 0.39% at year-end 1996 and 0.63% at March 31, 1996. Nonaccrual loans and those loans 90 days past due totaled $1,204,000 and $776,000 at the end of the first quarter, compared to $999,000 and $621,000, respectively, at December 31, 1996. The Company had no balance in other real estate owned at March 31, 1997, down from year-end's total of $28,000. Management believes the current nonperforming loan ratio is acceptable and reflects the overall quality of the Company's loan portfolio.

  At March 31, 1997, the Company had an insignificant amount of loans that were considered impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by SFAS No.
118. Management will continue to monitor the status of impaired loans, as well as performing loans, in order to determine the appropriate level of the allowance for loan losses. Management believes the allowance for loan losses of 1.59% of total loans at March 31, 1997, to be adequate to absorb inherent losses in the portfolio.


Funding Sources
---------------
  The Company considers deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Company, reaching $542,684,000 at March 31, 1997, a quarterly increase of nearly $38 million (or 7.5%).

  Deposit growth in 1997 occurred primarily through the Russell Federal Acquisition and the Baltimore Banking Center Acquisition. At March 31, 1997, the Company's total deposits were impacted by the deposits assumed in the Russell Federal Acquisition, which totaled $21.1 million (approximately $5.0 million in savings deposits and $16.1 million in balances of certificates of deposit).

  The Baltimore Banking Center Acquisition contributed $11.7 million to deposit growth at March 31, 1997. The majority of the deposits are interest-bearing certificates of deposits ("CD's") and Individual Retirement Accounts ("IRA's"). Non-interest bearing transaction account balances assumed in the Baltimore Banking Center Acquisition totaled approximately $1.3 million at March 31, 1997. On the date the definitive agreement was signed, the Baltimore Banking Center had approximately $17 million in deposits. On the date of consummation, deposits totaled approximately $12.5 million. Management has indications that the majority of the runoff that occurred prior to the date of consummation was a result of customers transferring balances to other financial institutions more conveniently located near their home or work. The premium paid for the deposits included in the Baltimore Banking Center Acquisition was based on the average total deposits of the 30 days prior to consummation.

  In addition to funds acquired in the Russell Federal Acquisition and the Baltimore Banking Center Acquisition, the Company also experienced internal deposit growth in interest-bearing transaction accounts and savings accounts. Balances in non-interst bearing deposit accounts dropped slightly as many customers shifted deposits into interest-bearing products. The Company promoted several "relationship accounts" during the first quarter that provided incentives for new and existing customers to open deposit accounts (both non-interest bearing and interest-bearing) if they had deposits in other products such as CD's or IRA's. The program was successful and as a result, management intends to promote other products in a similar manner. Management feels the deposit base remains the most significant funding source for the Company and will continue to concentrate on deposit growth and maintaining adequate net interest margin to meet the Company's strategic goals.

  Short-term borrowings remained relatively unchanged for the three months ended March 31, 1997. Total short-term borrowings were $17,959,000, a decrease of $1,563,000 for the first quarter. The funding sources acquired in the Baltimore Banking Acquisition provided adequate funding sources to reduce the amount of short-term borrowings previously held. The Company will continue to access short-term FHLB borrowings as necessary.

  In addition to traditional deposits, the Company continues to maintain long-term borrowings from the FHLB. This allows the Company to obtain reliable funds at fixed and indexed rates for longer periods of time than other traditional deposit products, creating the opportunity to match longer term fixed rate mortgages and other extended-maturity asset commitments against a similar funding source. Total long-term FHLB advances were $28,363,000 at March 31, 1997, a net decrease of $837,000 since year-end 1996 as a result of scheduled principal paydowns. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.

  In order to finance the purchase of the Russell Federal
Acquisition, the Company obtained a $3 million capital note from an unaffiliated financial institution. The remaining funds for the Russell Federal Acquisition were generated from internal sources.


Capital/Stockholders' Equity
----------------------------
  The Company's capital continues to provide a strong base for profitable growth. Total stockholders' equity was $56,459,000 at March 31, 1997, compared to $56,193,000 at year-end 1996, an increase of $266,000 (or 0.5%).

  Since the Company's investment portfolio is classified as available-for-sale, both the investment and equity sections of the Company's balance sheet are more sensitive to the changing market values of investments. As a result of the increase in the Federal Reserve discount rate, equity growth was tempered in the first quarter of 1997 by the adjustment for the net unrealized holding gain on available-for-sale securities, net of deferred income taxes, which decreased $1,222,000 to a net gain of $206,000 at March 31, 1997.

  In the first quarter of 1997, the Company earned $2,002,000 and declared dividends of $620,000, a dividend payout ratio of 30.97% of net income, compared to first quarter 1996's ratio of 28.18%. Management feels this is an acceptable payout ratio for the Company and anticipates similar payout ratios in future periods.

  The Company has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios.
 A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. The Company's risk-based capital ratio of 12.45% at March 31, 1997 is well above the minimum standard of 8%. The Company's Tier 1 capital ratio of 11.20% also exceeded the regulatory minimum of 4%. The Leverage ratio at March 31, 1997 was 7.53% and also above the minimum standard of 3%. These ratios provide quantitative data demonstrating the strength and future opportunities for use of the Company's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Company as part of its strategic decision process.

  On December 12, 1996, the Company's Board of Directors authorized the purchase of 10,000 treasury shares at market prices for use in conjunction with employee benefit plans. During the first quarter, the Company purchased 1,150 treasury shares and at March 31, 1997, had 607 shares remaining in treasury for use in its employee benefit plans. At May 1, 1997, 6,850 shares were available to be purchased as treasury shares under the Board's December 12, 1996 authorization.


Liquidity
---------
  Liquidity measures an organization's ability to meet cash obligations as they come due. During the quarter ended March 31, 1997, the Company generated cash from operating and investing activities of $3,280,000 and investing activities of $1,641,000. The Company also generated cash flows of $6,091,000 from financing activities. The major cash inflow was the net cash received in the Baltimore Banking Center Acquisition. The net cash received from the Acquisitions during the first quarter of 1997 was $4,679,000. Major outlays of cash in the first quarter included $5,245,000 in loans. The Consolidated Statements of Cash Flows presented on page 5 of the Company's Consolidated Financial Statements provides analysis of cash flow activity.

  Additionally, management considers that portion of the loan portfolio that matures within one year and the maturities within one year in the investment portfolio as part of the Company's liquid assets. The Company's liquidity is monitored by the ALCO, which establishes and monitors ranges of acceptable liquidity. Management feels the Company's current liquidity position is acceptable.


Interest Rate Sensitivity
-------------------------
  At March 31, 1997, the Company's interest rate sensitivity position, based on static gap analysis, was liability sensitive in the short-term and asset sensitive for periods longer than one year. In general, the Company is in a net asset sensitive position and in theory, this means if interest rates increase, the Company's net interest income will increase over time. Management uses simulation modeling and forecasting to determine the impact of a changing interest rate environment. These tools provide dynamic information concerning the Company's balance sheet structure in different rate environments. Management believes the Company's current mix of assets and liabilities provides a reasonable level of insulation to significant fluctuations in net interest income and the resulting volatility of the Company's earnings base.

  In the future, management intends to analyze interest rate risk utilizing a complete risk management model. Currently the ALCO reviews interest rate risk parameters using in-house technology, which provides simulation modeling and assists the ALCO in terms of balance sheet structure and interest rate risk management. Management considers various hedging products as a method of minimizing the interest rate risk of the Company's balance sheet. The Company's management reviews interest rate risk in relation to its effect on net interest income, net interest margin, and the volatility of the earnings base of the Company.


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


Future Outlook
--------------
  First quarter results represent management's commitment to improved financial performance through a combination of enhanced core competencies in combination with external acquisitions.
The consistent earnings record should enable the Company to achieve established goals and enhance investor return. Management feels the current combination of people and technology has positioned the Company to meet future customer service challenges. Investments in technology provide the opportunity to compete at higher levels than other financial institutions of similar size.

  The Acquisitions in 1996 and 1997 have provided increased funding sources as well as new markets for the Company. As expected, the transition of combining the new offices purchased in the Baltimore Banking Center Acquisition went smoothly and customers in these markets responded favorably to the change. The Company assumed approximately $12 million in deposits. Management looks forward to continuing the development of the Baltimore office as it complements the existing Licking County loan production office, establishing a deposit source for many of the Company's customers in central Ohio. Management is confident the performance of the new offices is an enhancement to the performance of the Company.

  The Russell Federal Acquisition during the first quarter provides the Company with its first thrift subsidiary and an exciting entry into the Kentucky market. Russell Federal has retained nearly all of its deposits and has exceeded early management expectations. Russell Federal has initiated strategic steps to leverage its substantial capital base (as a recently converted mutual savings bank) and increase earnings potential. The tri-state markets of southern Ohio, northeastern Kentucky, and western West Virginia offer many growth opportunities.

  As discussed in detail in Part II of this Form 10-Q, Item 5, on April 25, 1997, the Company announced the signing of a non-binding letter of intent with Gateway Bancorp, Inc. ("Gateway"), a Kentucky corporation headquartered in Catlettsburg, Kentucky, providing for the acquisition of Gateway. On May 2, 1997, the Company received approval from the Office of Thrift Supervision permitting the execution of a definitive agreement between the two companies. Terms of the acquisition will be more fully detailed in the definitive agreement being negotiated. The aggregate purchase price will approximate $20.2 million, or $18.75 per share. The acquisition is subject to approval of Gateway shareholders, the signing of a definitive agreement by and between the Company and Gateway, and appropriate Federal regulators. This purchase would represent the second acquisition of a thrift subsidiary for the Company, and would expand the Company's presence in northeastern
Kentucky. As of March 31, 1997, Gateway had approximately $66 million in total assets.

  Management continues to view a combination of external growth and internal development as strategic goals in enhancing shareholder return. First quarter results show that the Company's earning assets were positioned to provide strong net interest income, and the interest rate environment will play an important role in the future earnings of the Company.
Management is pleased with the improvement in net interest margin in the first quarter of 1997 but expects pressures on net interest income and net interest margin to intensify in the future. Management is considering implementation of several pricing strategies to generate new deposits and effectively retain the new deposits assumed through the Acquisitions. These special CD's will be designed to price the Company's products at competitive rates in the markets served by the Company.

  Management continues to use simulation data in its analysis of the earnings potential of the Company and how it relates to changes in interest rates. Simulation data indicates the Company is asset sensitive and therefore net interest income and net interest margin should increase in the near future. Management believes the balance sheet is well-insulated from adverse interest rate movements due to the mix in earning assets and interest-bearing liabilities.

  The Company's balance sheet growth continues to be a focus of management. In addition to the Acquisitions, internal loan growth in the first quarter reflects the Company's ability to serve both the Company's markets and selected customers outside those traditional geographic areas. Management also expects commercial loan activity to provide additional income sources for the Company for the remainder of 1997. Management is comfortable with the current loan to deposit ratio of 82.71% and expects the loan to deposit ratio to increase slightly in the future due to continued loan demand.

  The recent increase in loan balances has also spurred increases in the provision for loan losses and credit delinquencies. Consumer loan chargeoffs in the first quarter of 1997 continued to comprise the majority of the Company's recent chargeoffs, but management believes consumer chargeoffs have stabilized. Management feels the current allowance for loan losses is adequate to absorb losses inherent in the loan portfolio at March 31, 1997. Future provision for loan losses are affected by the delinquencies in all loan categories, and as a result, may increase in future quarters as anticipated loan growth occurs.

  Enhanced non-interest income and controlled non-interest expense are critical to the success of the Company and is primarily measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less goodwill amortization) as a percentage of fully tax equivalent net interest income and non-interest income (less any gains or non-recurring income). The efficiency ratio is one of the key performance indicators for the Company and totaled 52.94% for the first three months of 1997, compared to 54.41% for the same period last year. Management analyzes salaries and benefits expense on a regular basis to identify greater possible efficiencies and concentrates on how these expenses impact the efficiency ratio, as well as profitability and return on equity. Management is pleased with the Company's recent improvement in its operating efficiency ratio and will continue to strive to increase future efficiencies through income growth and leveraging of technology and existing delivery resources.

  Judging on the recent success of the Company's debit cards, the Company's recent forays into electronic banking services have been well-received by many customers. In 1997, the Company plans to make an investment into a cash management product that will be offered for both consumer and commercial customers. Management recognizes the importance of electronic banking to its customer base and continues to focus efforts designed to enhance this process and allow customers unlimited banking products and services at their convenience.

  Management will continue to evaluate a wide variety of alternative methods as means of leveraging capital, enhancing profitability, and increasing return to shareholders.
Management continues to strive for both traditional and non-traditional methods to increase the Company's earnings. In recent quarters, Peoples Bank has entered into an agreement to fund a low-income housing project in a historic district of Marietta, Ohio. As a part of the agreement, Peoples Bank agreed to fund the construction of the project (expected to be completed in late 1997) and participate as an equity contributor to the project. In general terms, the Company can anticipate historic tax credits in 1997 once the structure is certified as a historically rehabilitated building. In addition, low-income housing tax credits can be expected over future periods. This project may significantly lower the Company's effective tax rate in 1997. Management will continue to evaluate tax credit opportunities as a source of enhanced profitability.

  A strong customer focus has been identified as a key to the continued future growth, and the Company continues to build a "Sales and Service" delivery process in 1997, representing a renewed commitment to emphasizing our existing strength in serving our customers. The new emphasis is designed to provide the Company's staff of associates with the ability to serve the changing needs of our customers over their lifetimes. In order to reward employees for enhanced performance of the Company and increased shareholder return, management has adopted a performance-based compensation program designed to focus all associates on the earnings potential of the Company and increasing shareholder wealth based on several growth and efficiency measurements. In theory, the program creates an environment where each employee has a personal stake in the overall performance of the Company. Management is excited with the unlimited potential of the new incentive program and the corresponding benefits to the shareholders and employees.

  Management concentrates on return on equity and earnings per share objectives, plus other methods, to measure and direct the performance of the Company. While past results are not an indication of future earnings, management feels the Company is positioned to maintain current levels of performance through the remainder of 1997.


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




                    PEOPLES BANCORP INC. AND SUBSIDIARIES
                    -------------------------------------
   CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME
   ----------------------------------------------------------------------

                                      For the Three Months Ended March 31,
                                            1997                  1996
                                     Average    Yield/     Average    Yield/
                                     Balance     Rate      Balance     Rate
ASSETS
------
Securities:
  Taxable                           $125,898     6.82%    $120,522     6.71%
  Tax-exempt                          22,499     8.35%      23,363     8.34%
                                    --------    ------    --------    ------
    Total                            148,397     7.06%     143,885     6.98%

Loans:
  Commercial                         134,726     9.52%     119,200     9.68%
  Real estate                        201,395     8.40%     160,475     8.66%
  Consumer (net)                     109,199    10.43%     101,759    10.11%
                                    --------    ------    --------    ------
    Total                            445,320     9.23%     381,434     9.36%
  Less: Allowance for loan losses     (7,119)               (6,750)
                                    --------    ------    --------    ------
    Net loans                        438,201     9.39%     374,684     9.53%

Interest-bearing deposits              2,081     4.56%         966     4.96%
Federal funds sold                     8,127     5.35%       5,947     5.40%
                                    --------    ------    --------    ------
    Total earning assets             596,806     8.73%     525,482     8.78%
Other assets                          47,868                36,501
                                    --------              --------
      Total assets                  $644,674              $561,983
                                    ========              ========
LIABILITIES AND EQUITY
----------------------
Interest-bearing deposits:
  Savings                           $ 83,022     3.05%    $ 69,856     3.05%
  Interest-bearing demand deposits   119,609     3.43%      96,804     3.43%
  Time                               266,720     5.62%     212,495     5.66%
                                    --------    ------    --------    ------
    Total                            469,351     4.58%     379,155     4.61%

Borrowed funds:
  Short-term                          19,572     5.31%      51,097     5.31%
  Long-term                           31,421     6.05%      22,880     6.05%
                                    --------    ------    --------    ------
    Total                             50,993     5.53%      73,977     5.53%
    Total interest bearing
     liabilities                     520,344     4.74%     453,132     4.76%
Non-interest bearing deposits         59,343                48,873
Other liabilities                      8,270                 7,872
                                    --------              --------
    Total liabilities                587,957               509,877
Stockholders' equity                  56,717                52,106
                                    --------              --------
    Total liabilities and equity    $644,674              $561,983
                                    ========              ========

Interest income to earning assets                8.73%                 8.78%
Interest expense to earning assets               4.01%                 4.11%
                                                ------                ------
    Net interest margin                          4.72%                 4.67%
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

ITEM 1:  Legal Proceedings.
           None.


ITEM 2:  Changes in Securities.
           None.


ITEM 3:  Defaults upon Senior Securities.
           None.


ITEM 4:  Submission of Matters to a Vote of Security Holders.

  On April 10, 1997, the Peoples Bancorp Inc. Annual Meeting of Shareholders was held in The Peoples Banking and Trust Company Conference Room in Marietta, Ohio. The meeting was well-attended and over 84% of the outstanding common shares were represented by proxy. No votes were placed in person. All items of business on the agenda were approved by the shareholders and the results are as follows:

  Three Directors of the Company were re-elected to serve terms of three years each (expiring in 2000): George W. Broughton, Wilford D. Dimit, and Barton S. Holl. In addition, James B. Stowe retired as a Director of the Company after serving for 17 years and as a Director of Peoples Bank for over 26 years. Directors of the Company who continue to serve after the 1997 Annual Meeting include Dennis D. Blauser, Robert E. Evans, Rex
E. Maiden, Norman J. Murray, Paul T. Theisen, Thomas C. Vadakin, and Joseph H. Wesel (Chairman of the Board).


                           SHAREHOLDER VOTING RESULTS
                           --------------------------
                                                                  BROKER
                                                                   NON-
       ISSUE              FOR      WITHHELD   AGAINST   ABSTAIN   VOTES
--------------------   ---------   --------   -------   -------   ------
George W. Broughton    2,891,367    14,055      287        0        N/A
Wilford D. Dimit       2,902,912     2,684      113        0        N/A
Barton S. Holl         2,903,025     2,684        0        0        N/A



ITEM 5:  Other Information.

  On April 25, 1997, Peoples Bancorp Inc. (the "Company") and Gateway Bancorp, Inc. ("Gateway"), a Kentucky corporation headquartered in Catlettsburg, Kentucky, signed a non-binding letter of intent ("Letter of Intent") providing for the acquisition of Gateway by the Company. Gateway is a savings and loan holding company with one thrift subsidiary, Catlettsburg Federal Savings Bank (Catlettsburg Federal"), a federally chartered stock savings bank with its main office in Catlettsburg, Kentucky. On May 2, 1997, pursuant to 12 CFR 563b.3(i)(3), the Company received approval from the Office of Thrift Supervision to enter into a definitive agreement with Gateway and thereby acquire Catlettsburg Federal. Terms of the acquisition will be more fully detailed in the definitive agreement being negotiated.

  In the proposed transaction, the Company will form an Ohio corporation, a wholly-owned subsidiary of the Company, to acquire 100% of the issued and outstanding common stock of Gateway, and Gateway will be merged with and into the subsidiary. The name of the resulting corporation, which will be an Ohio Corporation, will be Gateway Bancorp, Inc.

  The Letter of Intent anticipates that consideration will consist of approximately 32% cash and 68% in shares of Company stock, resulting in an aggregate purchase price of $20,170,388, or $18.75 per share. All outstanding options to purchase Gateway common stock will be extinguished at the closing of the proposed transaction, with the consideration paid to the optionee (based on the difference between the Purchase Price per share of Gateway common stock and the applicable exercise price thereof) be paid by Peoples to each optionee 32% in cash and 68% in Peoples common stock. The aggregate Purchase Price for payment of the consideration of the Gateway stock options is approximately $383,250.

  The acquisition is subject to approval of Gateway shareholders;
the signing of a definitive agreement by and between the Company and Gateway; and appropriate Federal regulators.

  As of March 31, 1997, Gateway had approximately $66 million in assets.


ITEM 6:  Exhibits and Reports on Form 8-K.
           a)  Exhibits:


                               EXHIBIT INDEX
                               -------------

Exhibit Number           Description                 Exhibit Location
--------------  ----------------------------------   ----------------
     11         Computation of Earnings Per Share.   Page 24.

     27         Financial Data Schedule.             EDGAR electronic
                                                     filing only.


           b)  Reports on Form 8-K:  None.




SIGNATURES
----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                PEOPLES BANCORP INC.

Date:  May 14, 1997             By:  /s/  ROBERT E. EVANS
                                     Robert E. Evans
                                     President and Chief Executive Officer



Date:  May 14, 1997             By:  /s/  JOHN W. CONLON
                                     John W. Conlon
                                     Chief Financial Officer




                                EXHIBIT INDEX
                                -------------

               PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
               --------------------------------------------------
                        FOR PERIOD ENDED MARCH 31, 1997
                        -------------------------------


Exhibit Number           Description                 Exhibit Location
--------------  ----------------------------------   ----------------
     11         Computation of Earnings Per Share.   Page 24.

     27         Financial Data Schedule.             EDGAR electronic
                                                     filing only.