Form 10-Q
period 1997-06-30
PEOPLES BANCORP INC
filed 1997-08-14
CIK 318300

FORM 10-Q
                                   =========

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the quarterly period ended June 30, 1997

                          OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ____ to ____


                       Commission file number 0-16772


                            PEOPLES BANCORP INC.
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

             Ohio                                   31-0987416
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


138 Putnam Street, P. O. Box 738, Marietta, Ohio          45750
------------------------------------------------     --------------
    (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:  (614) 373-3155
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

Indicate the number of shares outstanding of each of the issuer's class of Common Stock, as of August 1, 1997: 3,451,835.




PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1
------

  The following Condensed Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flow of Peoples Bancorp Inc. (the "Company") and subsidiaries, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Complete audited consolidated financial statements with footnotes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.




PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

                                                June 30,     December 31,
                                                  1997          1996
ASSETS
------
Cash and cash equivalents:
  Cash and due from banks                    $ 22,389,000   $ 26,200,000
  Interest-bearing deposits in other banks        836,000        217,000
  Federal funds sold                            3,300,000      2,100,000
                                             ------------   ------------
    Total cash and cash equivalents            26,525,000     28,517,000
                                             ------------   ------------
Investment securities (all classified as
  available-for-sale, amortized cost of
  $145,879,000 at June 30, 1997 and
  $145,619,000 at December 31, 1996)          147,856,000    147,783,000

Loans, net of unearned interest               467,445,000    422,413,000
Allowance for loan losses                      (7,298,000)    (6,873,000)
                                             ------------   ------------
    Net loans                                 460,147,000    415,540,000
                                             ------------   ------------

Bank premises and equipment, net               11,321,000     11,508,000
Other assets                                   15,668,000     13,287,000
                                             ------------   ------------
      Total assets                           $661,517,000   $616,635,000
                                             ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Non-interest bearing                       $ 58,678,000   $ 63,410,000
  Interest bearing                            486,652,000    441,282,000
                                             ------------   ------------
    Total deposits                            545,330,000    504,692,000
                                             ------------   ------------
Short-term borrowings:
  Federal funds purchased and securities
    sold under repurchase agreements           19,175,000     17,022,000
  Federal Home Loan Bank term advances            600,000      2,500,000
                                             ------------   ------------
    Total short-term borrowings                19,775,000     19,522,000
                                             ------------   ------------
Long-term borrowings                           30,601,000     29,200,000
Accrued expenses and other liabilities          6,896,000      7,028,000
                                             ------------   ------------
      Total liabilities                       602,602,000    560,442,000
                                             ------------   ------------

Stockholders' Equity
--------------------
Common stock, no par value, 12,000,000
  shares authorized - 3,451,708 shares
  issued at June 30, 1997 and 3,445,075
  issued at December 31, 1996, including
  shares in treasury                           34,442,000     34,349,000
Net unrealized holding gain on
  available-for-sale securities, net of
  deferred income taxes                         1,305,000      1,428,000
Retained earnings                              23,355,000     20,470,000
                                             ------------   ------------
                                               59,102,000     56,247,000

Treasury stock, at cost, 5,640 shares
  at June 30, 1997 and 2,000 shares
  at December 31, 1996                           (187,000)       (54,000)
                                             ------------   ------------
      Total stockholders' equity               58,915,000     56,193,000
                                             ------------   ------------
      Total liabilities and
        stockholders' equity                 $661,517,000   $616,635,000
                                             ============   ============



PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------


                              Three Months Ended         Six Months Ended
                                   June 30,                   June 30,
                              1997         1996          1997         1996

Interest income           $13,122,000  $11,725,000   $25,884,000  $23,041,000
Interest expense            6,106,000    5,416,000    12,024,000   10,783,000
                          -----------  -----------   -----------  -----------
  Net interest income       7,016,000    6,309,000    13,860,000   12,258,000
Provision for loan losses     641,000      435,000     1,229,000      795,000
                          -----------  -----------   -----------  -----------
  Net interest income
   after provision for
   loan losses              6,375,000    5,874,000    12,631,000   11,463,000

Other income                1,462,000    1,271,000     2,880,000    2,433,000
(Loss) gain on sale of
 securities                    (2,000)           0       (31,000)      26,000
Other expenses              4,721,000    4,299,000     9,426,000    8,312,000
                          -----------  -----------   -----------  -----------
Income before income
 taxes                      3,114,000    2,846,000     6,054,000    5,610,000
Federal income taxes          989,000      875,000     1,927,000    1,758,000
                          -----------  -----------   -----------  -----------
    Net income            $ 2,125,000  $ 1,971,000   $ 4,127,000  $ 3,852,000
                          ===========  ===========   ===========  ===========


Earnings per share              $0.59        $0.57         $1.16        $1.11
                          -----------  -----------   -----------  -----------
Weighted average shares
 outstanding (primary)      3,553,482    3,471,082     3,540,317    3,465,881
                          -----------  -----------   -----------  -----------

Cash dividends declared      $621,000     $531,000    $1,241,000   $1,061,000
                          -----------  -----------   -----------  -----------

Cash dividend per share         $0.18        $0.15         $0.36        $0.31
                          -----------  -----------   -----------  -----------



PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------

                                                      Six Months Ended
                                                          June 30,
                                                     1997          1996
Cash flows from operating activities:
-------------------------------------
Net income                                       $ 4,127,000   $ 3,852,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                      1,229,000       795,000
    Loss (gain) on sale of investment securities      31,000       (26,000)
    Depreciation, amortization, and accretion      1,294,000     1,397,000
    Increase in interest receivable                 (216,000)     (344,000)
    (Decrease) increase in interest payable          (72,000)      382,000
    Deferred income tax benefit                      174,000      (100,000)
    Deferral of loan origination fees and costs       32,000        50,000
    Other, net                                      (696,000)   (1,381,000)
                                                 -----------   -----------
      Net cash provided by operating activities    5,903,000     4,625,000
                                                 -----------   -----------

Cash flows from investing activities:
-------------------------------------
Purchases of available-for-sale securities        (9,774,000)  (39,028,000)
Proceeds from sales of available-for-sale
  securities                                       4,204,000     4,528,000
Proceeds from maturities of available-for-sale
  securities                                       8,589,000    10,176,000
Net increase in loans                            (24,333,000)  (19,871,000)
Expenditures for premises and equipment             (354,000)     (904,000)
Proceeds from sales of other real estate owned        28,000             0
Business acquisitions, net of cash received        4,679,000    68,004,000
                                                 -----------   -----------
      Net cash used in investing activities      (16,961,000)   22,905,000
                                                 -----------   -----------

Cash flows from financing activities:
-------------------------------------
Net (decrease) increase in non-interest bearing
  deposits                                        (7,300,000)    1,269,000
Net increase in interest-bearing deposits         15,959,000   (10,737,000)
Net increase (decrease) in short-term borrowings     253,000   (10,662,000)
Proceeds from long-term borrowings                 3,000,000             0
Payments on long-term borrowings                  (1,599,000)   (1,634,000)
Cash dividends paid                               (1,031,000)     (960,000)
Purchase of treasury stock                          (289,000)     (235,000)
Proceeds from issuance of common stock                73,000       329,000
                                                 -----------   -----------
      Net cash provided by financing activities    9,066,000   (22,630,000)
                                                 -----------   -----------

Net (decrease) increase in cash and cash
  equivalents                                     (1,992,000)    4,900,000
Cash and cash equivalents at beginning of year    28,517,000    20,994,000
                                                 -----------   -----------
Cash and cash equivalents at end of period       $26,525,000   $25,894,000
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


1.  Acquisitions
----------------
  On June 17, 1997, the Company and Gateway Bancorp, Inc. ("Gateway"), a Kentucky corporation headquartered in Catlettsburg, Kentucky, entered into a definitive agreement providing for the acquisition of Gateway by the Company, for a n aggregate purchase price of $20,554,000 in stock and cash. Gateway is a savings and loan holding company with one thrift subsidiary, Catlettsburg Federal Savings Bank, a federally chartered stock savings bank with its main office in Catlettsburg, Kentucky. At June 30, 1997, Gateway had total assets of $63.8 million, total deposits of $46.3 million, and total shareholders equity of $17.3 million.

  The Gateway acquisition will be accounted for using the purchase method of accounting. Accordingly, Gateway's assets and liabilities will be adjusted to their estimated fair values at the date of consummation and its results of operations will be included in the Company's consolidated results of operations from the date of consummation. The transaction is expected to close in the fourth quarter of 1997 and is not expected to materially impact the Company's financial position or results of operations.

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

  In February 1997, the FASB issued Statement on Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which simplifies the computation of earnings per share by replacing primary earnings per share with basic earnings per share. Under the new standard, basic earnings per share and diluted earnings per share will be presented on the face of the income statements. The provision of SFAS No. 128 will be effective for periods ending after December 15, 1997. The Company does not expect the application of SFAS No. 128 to produce earnings per share amounts different from those presented under existing standards.



ITEM 2
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
-----------------------------------------------


SELECTED FINANCIAL DATA

  The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows.


                                         For the Three        For the Six
                                         Months Ended         Months Ended
                                           June 30,             June 30,
                                        1997      1996       1997      1996
SIGNIFICANT RATIOS
------------------
Net income to:
--------------
  Average assets*                       1.30%     1.34%      1.27%     1.34%
  Average shareholders' equity*        14.80%    15.20%     14.46%    14.82%

Net interest margin*                    4.75%     4.80%      4.73%     4.77%

Efficiency ratio*                      51.80%    53.16%     52.44%    53.76%

Average shareholders' equity to
  average assets                        8.78%     8.80%      8.78%     9.03%

Loans net of unearned interest to
  deposits (end of period)             85.72%    80.74%     85.72%    80.74%

Allowance for loan losses to loans
  net unearned interest (end
  of period)                            1.56%     1.69%      1.56%     1.69%

Capital ratios:
---------------
  Tier I capital ratio                 11.10%    11.47%     11.10%    11.47%
  Risk-based capital ratio             12.36%    12.73%     12.36%    12.73%
  Leverage ratio                        7.68%     7.76%      7.68%     7.76%

Cash dividends to net income           29.23%    26.94%     30.07%    27.54%

PER SHARE DATA
--------------
  Book value per share                 $17.10    $15.07     $17.10    $15.07

  Earnings per share                   $ 0.59    $ 0.57     $ 1.16    $ 1.11

  Cash dividends per share             $ 0.18    $ 0.15     $ 0.36    $ 0.31


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


Introduction
------------
  The following discussion and analysis of the consolidated financial statements of the Company is presented to provide insight into management's assessment of the financial results. The Company's subsidiaries, The Peoples Banking and Trust Company ("Peoples Bank"), The First National Bank of Southeastern Ohio ("First National Bank"), Russell Federal Savings Bank ("Russell Federal"), and The Northwest Territory Life Insurance Company ("Northwest Territory"), provide financial services to individuals and businesses primarily within the Company's market area.

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

  References will be found in this Form 10-Q to three separate acquisition transactions that have impacted the Company's results of operations. In April 1996, Peoples Bank completed the acquisition of three full-service banking centers and approximately $73.9 million in deposits of an unaffiliated financial institution. Referred hereafter as "Banking Center Acquisition", the three full-service branches are located in the cities of Pomeroy, Gallipolis, and Rutland, Ohio. On January 1, 1997, the Company purchased Russell Federal in Russell, Kentucky (referred hereafter as "Russell Federal Acquisition"), for $9.25 million in cash. At December 31, 1996, Russell Federal had total assets of $28.0 million, loans of $21.5 million (primarily real estate loans), deposits of $19.5 million (interest bearing deposits including savings accounts and certificates of deposit), and shareholders' equity of $8.0 million. On February 28, 1997, Peoples Bank acquired one full-service banking office located in Baltimore, Ohio (referred to hereafter as "Baltimore Banking Center Acquisition"), from an unaffiliated financial institution. In the transaction, Peoples Bank assumed approximately $12 million in deposits. This office is located in Fairfield County in central Ohio and currently operates a full-service banking office with an ATM.

  The Banking Center Acquisition, the Russell Federal
Acquisition, and the Baltimore Banking Center Acquisition will be referred to hereafter in the aggregate as "Acquisitions".

  In addition to the Acquisitions, on June 17, 1997, the Company and Gateway Bancorp, Inc. ("Gateway"), a Kentucky corporation headquartered in Catlettsburg, Kentucky, entered into a definitive agreement providing for the acquisition of Gateway by the Company, for an aggregate purchase price of $20,554,000 in stock and cash. Gateway is a savings and loan holding company with one thrift subsidiary, Catlettsburg Federal Savings Bank, a federally chartered stock savings bank with its main office in Catlettsburg, Kentucky. At June 30, 1997, Gateway had total assets of $63.8 million, total deposits of $46.3 million, and total shareholders equity of $17.3 million. The transaction is expected to close in the fourth quarter of 1997 and is not expected to materially impact the Company's financial position or results of operations.


RESULTS OF OPERATIONS
---------------------

Overview of the Income Statement
--------------------------------
  For the six months ended June 30, 1997, the Company earned $4,127,000, a 7.1% increase from $3,852,000 in net income for the same period last year. For the quarter ended June 30, 1997, the Company recorded net income of $2,125,000, a 7.8% increase from $1,971,000 in second quarter 1996. In the second quarter, earnings per share increased $0.02 from $0.57 last year to $0.59 in 1997. For the first half of 1997, earnings per share reached $1.16, up $0.05 from $1.11 for the same period last year.

  Second quarter net income increased for several reasons, however most of the increase is due to the growth of the Company's earning asset base through the Acquisitions and the Company's ability to maintain consistent net interest margin. Net interest income totaled $7,016,000, up $707,000 (or 11.2%) compared to last year's second quarter. The Company's net interest margin was 4.75% in the second quarter, down from 1996's second quarter ratio of 4.80%. This decrease is due to the impact of the Russell Acquisition as well as increased competition for loans and deposits.

  For the six months ended June 30, 1997, provision for loan losses totaled $1,229,000, up 54.6% compared to the same period last year. Second quarter provision for loan losses totaled $641,000 compared to $435,000 in 1996's second quarter. Management has provided increased provision for loan losses in recognition of strong loan growth as described in later sections.

  Non-interest income increased $447,000 (or 18.4%) to $2,880,000 compared to the same quarter last year. For the second quarter, non-interest income totaled $1,462,000, up $191,000 (or 15.0%) compared to last year's second quarter. Non-interest expense totaled $4,721,000 in the second quarter, up $422,000 (or 9.8%) compared to the same period last year. For the first six months of 1997, non-interest expense amounted to $9,426,000, up $1,114,000 (or 13.4%) compared to 1996. Increases in non-interest income and non-interest expense relate primarily to the Company's Acquisitions.

  Management believes that a comparative approach to financial reporting should include the discussion of results using a "cash earnings" method, which removes the after-tax impact of the amortization of intangibles on the Company's results of operations and facilitates comparison of the Company with competitors that make acquisitions using pooling of interest accounting. For the quarter and six months ended June 30, 1997, intangible amortization expense totaled $240,000 ($158,000 after taxes) and $481,000 ($317,000 after taxes), respectively, compared to $174,000 ($115,000 after taxes) and $219,000
($145,000 after taxes) for the same periods a year earlier. As a result, cash earnings per share for the quarter ended June 30, 1997, totaled $0.64, up $0.04 compared to the second quarter of 1996's calculation of cash earnings per share. For the first half of 1997, cash earnings per share reached $1.25, an increase of $0.10 compared to 1996.

  Increased amortization of intangibles in 1997 has had an impact on the representation of tangible return on assets and equity. Recent acquisitions have increased the Company's amortization expense related to goodwill and other intangibles and as a result, the purchase method of accounting has resulted in a decrease in earnings per share and other ratios. In order to provide comparative earnings per share information, management will supplement future financial analysis with discussion concerning cash earnings per share, as previously defined.


Interest Income and Expense
---------------------------
  The Federal Reserve Board increased the discount rate slightly in early 1997. As a result, the national prime rate moved up 25 basis points and the Company adjusted its base loan rates to reflect the increase in the national prime rate. These rate adjustments increased net interest income and made significant contributions to the Company's revenue streams.

  Growth in net interest income continued to fuel the Company's income growth in recent quarters. Second quarter net interest income totaled $7,016,000 in 1997 compared to $6,309,000 the same period one year earlier, up 11.2%. In the second quarter, interest income totaled $13,122,000 (up $1,397,000 or 11.9%
compared to prior year) and interest expense totaled $6,106,000 (up $690,000 or 12.7% compared to prior year). Continued growth in higher-yielding loans provided the Company increased net interest income.

  Asset growth and corresponding net interest revenue growth occurred in the first quarter from the Russell Federal Acquisition and the Baltimore Banking Center Acquisition. Second quarter increases in net interest income occurred as a result of continuing to shift the mix of the Company's earning assets to higher-yielding assets such as loans.

  Average loan balances grew nearly $69 million from second quarter 1996 to second quarter 1997 and continues to be the largest earning asset component of the Company's balance sheet. The yield on earning assets was 8.80% in the second quarter of 1997, compared to 8.77% in the same quarter a year earlier. Although the cost of funds increased 9 basis points in the second quarter of 1997 to 4.04%, net interest income grew through increases in volume.

  Net interest margin is calculated by dividing fully-tax equivalent ("FTE") net interest income by average interest-earning assets and serves as a performance measurement of the net interest revenue stream from the Company's balance
sheet.   In second quarter 1997, the Company's net interest
margin was 4.75%, compared to 4.80% in second quarter 1996.
This modest decrease compared to prior year net interest margin can be attributed to increased market competition. Net interest margin remained stable compared to the first quarter of 1997 total of 4.72%.

  During the second quarter, the Company began aggressively marketing special short-term time deposits to fund loan demand. The 5-month and 10-month time deposits were priced competitively in the Company's markets and generated significant funding for recent asset growth. The 5-month and 10-month specials reached volume goals in early third quarter 1997, and as a result, the interest rates on those products were lowered. Management expects interest rate pressures will continue to challenge the Company for the remainder of 1997.

  Please refer to the "Consolidated Average Balance Sheet and
Analysis of Net Interest Income" table included on page 21 for a complete quantitative evaluation of the Company's net interest margin.

  In the second quarter, the Company recorded a provision for loan losses of $641,000, up from $435,000 in second quarter 1996, due to the combination of increased loan volumes and higher than anticipated consumer loan delinquencies. In recent months, the Company has experienced decreased consumer credit delinquencies as a percent of total consumer loans outstanding. Therefore management expects to maintain the current level of loan loss provision in the third quarter.


Non-Interest Income
-------------------
  The Company's non-interest income is generated from four primary sources: income derived from fiduciary activities, cost-recovery fees related to deposit accounts, electronic banking revenues, and income generated by the Company's insurance agency subsidiaries. In the first half and second quarter of 1997, all of the Company's major sources of non-interest income increased compared to the same periods a year earlier. These increases illustrate management's commitment to continual improvement of the Company's operating performance through revenue growth associated with a variety of non-interest income generating activities.

  The Company's Investment and Trust Division of Peoples Bank had a strong quarter for the three months ended June 30, 1997. The fee structure for fiduciary activities is based primarily on the fair value of assets under management. Since year-end 1996, total assets managed have increased nearly $20 million to approximately $450 million at June 30, 1997. As a result of growth in market values and in the number of accounts served, second quarter income generated from fiduciary activities totaled $528,000, up 4.8% compared to $504,000 of revenue in second quarter 1996. The Investment and Trust Division continues to be a leader in fiduciary services for the Company's market area and a significant contributor to the Company's increased revenue related to cost-recovery services. Through six months, revenue from fiduciary activities totaled
$1,032,000, up 9.7% compared to last year's income through June 30.

  Deposit account service charge income has also increased in 1997 compared to prior periods, due primarily to the full-year effect of additional cost-recovery fees from deposits acquired in the Banking Center Acquisition in the second quarter of 1996. The Company's fee income generated from deposits is based on cost recoveries associated with services provided. In the second quarter of 1997, total account service charge income reached $509,000, compared to $483,000 for the same period last year, an increase of 5.4%. In the first six months of 1997, account service charge income reached $1,052,000, up $176,000 (or 20.1%) over 1996.

  Electronic banking has been a service offered to the Company's customer's for several years, including ATM cards, direct deposit services, and debit card services. Recently the financial services industry has increased its focus on electronic banking products as a method to enhance relationships with the customer. In the first six months of 1997, the cost-recovery fees associated with these products and services have started to impact the Company's non-interest income. In second quarter 1997, total electronic banking revenue reached $113,000, up $32,000 (or 39.5%) compared to the same period a year earlier. For the six months ended June 30, 1997, electronic banking revenues totaled $223,000, up 44.8% from $154,000 for the same period in 1996. Increases are due primarily to revenues related to the debit card program launched in late 1996.

  In late 1995, First National Bank's subsidiaries, Northwest Territory Life Insurance Agency, Inc. and Northwest Territory Property and Casualty Insurance Agency, Inc. (the "Agencies"), were awarded insurance agency powers in the State of Ohio. The Agencies received Certificates of Qualification to provide full life and property insurance product lines to consumers in Ohio. Although the Agencies' results of operations did not have a material impact on results of the first half of 1997, they are anticipated to produce income growth and long-term value to the Company through internal development as well as external affiliation and acquisition. Currently the Agencies are generating fee income on sales of annuities, mutual funds, and other similar investment products, as well as life insurance policies. Management intends to develop the Agencies' property and casualty insurance product lines through both internal development and acquisition of existing independent agencies.

  In addition to traditional deposit products generating non-interest income for the Company, an agreement with an unaffiliated securities dealer has also generated non-interest income through the receipt of lease payments. Management expects this non-traditional revenue source to continue to provide incremental earnings for the Company in the future.


Non-Interest Expense
--------------------
  Maintaining acceptable levels of non-interest expense and operating efficiency continue to be vital performance objectives for the Company. For the quarter ended June 30, 1997, non-interest expense was $4,721,000, an increase of $422,000 (or 9.8%) compared to the same period last year. This increase relates to the Banking Center Acquisition and management has initiated steps to leverage non-interest expense associated with market expansion, and believes non-interest expense levels have stabilized when compared to first quarter 1997's expense of $4,705,000.

  When comparing 1997 to 1996, it is important to note the changes to the Company's non-interest expense levels related to the Acquisitions. The impact of the Acquisitions, including salaries and employee benefits and amortization of intangibles, represent the majority of the increase in non-interest expense for the second quarter. Non-operational items significantly contributed to the increase in the second quarter and first half
of 1997's non-interest expense.   In particular, amortization of
intangibles totaled $240,000 in second quarter 1997, compared to $174,000 for the same period last year, an increase of $66,000.

  Expenses for human resources also increased through the Acquisitions and expansion of the Company's services and geographic area. For the quarter ended June 30, 1997, salaries and benefits expense increased $182,000 (or 9.9%) to $2,016,000 compared to 1996's second quarter. The Acquisitions increased the number of employees due to the retention of many customer service associates. At June 30, 1997, the Company had 303 full-time equivalent employees, up from 288 employees at year-end 1996. Before the combined impact of the Acquisitions, at March 31, 1996, the Company had 261 employees. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources while concentrating on maximizing customer service.

  The Acquisitions also impacted net occupancy expenses, in particular depreciation expense. For the quarter ended June 30, 1997, furniture and equipment expenses totaled $375,000, up $67,000 (or 21.8%) from the same period a year earlier. This increase can be attributed primarily to the depreciation of the assets purchased in the Acquisitions as well as increased depreciation of additional expenditures on technology acquired in 1996. The Company's increased investment in technology and other customer-service enhancements will also impact depreciation expense in the future.

  Many categories within non-interest expense remained at levels comparable to last year's second quarter and first six months. Management believes that non-interest expense was leveraged through the first six months and will continue to focus on the Company's efficiency ratio as a key indicator of performance. The Company's efficiency ratio totaled 51.80% and 53.16% in the recent quarter and six months, compared to 52.44% and 53.76% for the same periods last year. Management expects the efficiency ratio to continue to modestly improve throughout the remainder of 1997.


Return on Assets
----------------
  For the quarter ended June 30, 1997, return on average assets ("ROA") totaled 1.30%, a modest decrease compared to 1.34% recorded in the same period a year earlier. For the six months ended June 30, 1997, ROA totaled 1.27% compared to 1.34% in 1996. Decreased ROA in 1997 can be attributed primarily to the additional amortization expenses related to the Acquisitions.

  Also, the Company's Russell Federal Acquisition (a thrift subsidiary) has caused ROA to decrease slightly in 1997. In general, the thrift industry has historically performed at lower ROA levels than commercial banks due to the core competencies usually associated with the thrift industry. Management plans to implement changes to the asset mix of Russell Federal to enhance future ROA. Management anticipates that ROA levels will remain relatively stable for the remainder of 1997.


Return on Equity
----------------
  Management believes return on average stockholders' equity ("ROE") is an important indicator of an organization's financial strength and continues to monitor the performance of the Company relative to this ratio. The Company's ROE in the second quarter was 14.80%, down from 15.20% for the same period last year.

  The Company's capital is adequate under regulatory and industry standards and has grown through retention of higher earnings over the last several quarters, increasing over $5.5 million since second quarter 1996. As a result, the Company's ROE has been tempered in the second quarter and first half of 1997. Management will focus efforts on enhancing ROE through the remainder of 1997 and into 1998.

  On June 12, 1997, the Company's Board of Directors authorized the Company to repurchase up to 10,000 treasury shares at market prices. The newly purchased treasury shares will be used in the Company's stock option programs.


Federal Income Tax Expense
--------------------------
  Federal income taxes increased from $875,000 in second quarter 1996 to $989,000 in 1997's second quarter, a change of $114,000 (or 13.0%) compared to the same period a year earlier. For the six months ended June 30, 1997, federal income taxes totaled $1,927,000, an increase of $169,000 (or 9.6%) compared to the same period a year earlier. These increases can be attributed to the Company's higher pre-tax income and a modest decrease in tax-exempt revenue. The Company's effective tax rate is approximately 32%.


FINANCIAL CONDITION
-------------------

Overview of Balance Sheet
-------------------------
  Total assets increased from $616.6 million at December 31, 1996 to $661.5 million at June 30, 1997, a growth rate of 7.3%, as the Company leveraged its capital base through the first quarter Acquisitions. The increase in assets can be attributed primarily to the assets acquired in the Russell Federal Acquisition and the Baltimore Banking Center Acquisition. The Russell Federal Acquisition boosted the Company's loan balances by $21.7 million at June 30, 1997. Internal loan growth also continued its upward trend in the first half of 1997 as the Company employed more assets into higher-yielding products. Average loans totaled $458.1 million in second quarter 1997, up $12.8 million (or 2.9%) compared to the previous quarter.

  Total deposits increased $40.6 million (or 8.0%) in the first half of 1997. The Russell Federal Acquisition and the Baltimore Banking Center Acquisition comprised the majority of deposit growth for the Company, totaling nearly $33 million in deposits at June 30, 1997. In general, the Company has been successful maintaining the deposit balances purchased in the Acquisitions. Additional deposit growth occurred in interest-bearing demand deposits and in particular, certificates of deposits ("CD's"), which increased over $8 million in the second quarter to $276.4 million at June 30, 1997. In addition to retaining many maturing CD's, an aggressively priced short-term CD offering contributed approximately $10 million of new deposits to second quarter growth.

  Since December 31, 1996, total borrowings increased $1.7 million (or 3.5%) to $50.4 million, while stockholders' equity increased $2.0 million (or 3.6%) to $58.9 million. The Company purchased $289,000 of treasury shares in the first six months of 1997 and also reissued treasury shares through exercised stock options, resulting in a total balance of treasury stock of $187,000 at June 30, 1997.


Cash and Cash Equivalents
-------------------------
  Cash and cash equivalents totaled $26.5 million at June 30, 1997, down significantly from $39.5 million in cash balances at the end of the first quarter. As expected, balances at March 31, 1997, were higher than normal due directly to the funds acquired in the Baltimore Banking Center Acquisition. Management considers cash balances at June 30, 1997, to be normal and reflect the shifting of balances to other higher-yielding assets such as loans.

  Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity factors. Management believes the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portion of the investment and loan portfolios that matures within one year. These sources will enable the Company to meet funding obligations and off-balance sheet commitments as they come due.


Investment Securities
---------------------
  Investments in securities did not significantly fluctuate during the second quarter of 1997 and were relatively unchanged from year-end 1996. At June 30, 1997, investment securities totaled $147.9 million, up $1.0 million since March 31, 1997.

  The Company's entire investment portfolio is classified as available-for-sale and as a result, changes in interest rates have more impact to the total valuation of investment securities. At December 31, 1996, the markup on investment securities totaled $2.2 million, dropped to $328,000 at March 31, 1997 (due primarily to an increase in the Federal Reserve discount rate in late first quarter), and increased to $1.3 million at June 30, 1997. However, management believes securities classified as available-for-sale provide greater flexibility in management of this portfolio to meet liquidity needs and other funding obligations as they arise.

  The Company's balances in specific investment categories remained relatively unchanged from year-end 1996. The investment portfolio primarily is comprised of $74.5 million invested in US Agencies and mortgage-backed securities. The Company continues a significant investment in US Treasuries, which totaled $30.0 million at June 30, 1997, up nearly $4 million since year-end 1996. Tax-exempt investments totaled $21.8 million at the end of the second quarter compared to $$22.6 million at year-end 1996.

  The impact of the Russell Federal Acquisition increased the Company's total investment securities by $4.0 million at June 30, 1997. Upon consummation of the Russell Federal Acquisition, the Company reclassified all of Russell Federal's investment portfolio to available-for-sale securities to conform to the Company's investment policy. The majority of Russell Federal's portfolio is invested in US Treasury and US Agencies securities.

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


Loans
-----
  The Company's lending is primarily focused in the southeastern Ohio, northern West Virginia, and northeastern Kentucky markets, and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending. Since 1993, the Company has generated additional loans in central Ohio (Licking County) through its loan production office.

  The Company's loan volume grew in early 1997 due primarily to the Russell Federal Acquisition. At June 30, 1997, Russell
Federal had $21.7 million in loans, up $0.2 million since March
31, 1997.

  In the second quarter of 1997, loan originations occurred primarily in the southeastern and central Ohio markets, reflecting additional credit opportunities in the markets served. Average loans in the second quarter totaled $458.1 million, up $12.8 million (or 2.9%) from 1997's first quarter average of $445.3 million.

  The following table details total outstanding loans at the specified dates:

                                          June 30, 1997   December 31, 1996
                                          -------------   -----------------
Commercial, financial, and agricultural    $135,799,000      $127,927,000
Real estate, construction                    11,938,000         9,944,000
Real estate, mortgage                       205,348,000       175,505,000
Consumer                                    114,360,000       109,037,000
                                           ------------      ------------
    Total loans                            $467,445,000      $422,413,000
                                           ============      ============


  Real estate loans (excluding construction loans) continue to comprise the largest portion of the Company's loan portfolio, totaling over $205.3 million at June 30, 1997, up nearly $30 million since year-end 1996. The Russell Federal Acquisition boosted loan volume while other markets also experienced increased loan activity, particularly in the second quarter. Significant growth also occurred in 1 to 4 family residential loans. Average balances in all real estate loans (including construction loans) totaled $206.2 million for the second quarter, up $4.8 million compared to first quarter 1997. The majority of real estate loan growth in the second quarter of 1997 occurred primarily in the established markets of southeastern Ohio.

  Since March 31, 1997, home equity credit line ("Equiline") balances increased $0.8 million to $16.5 million at the end of the second quarter. Equiline growth demonstrates the Company's commitment for quality loan programs designed to meet the needs of the customer.

  In the second quarter, average balances in commercial, financial, and agricultural loans ("commercial loans") increased $4.5 million (or 3.3%) compared to the previous quarter, to a balance of $139.2 million. The economies in the Company's markets have provided quality credit opportunities, in particular, in southeastern Ohio and central Ohio. Management will continue to focus on the enhancement and growth of the loan portfolio while maintaining appropriate underwriting standards.

  Consumer lending continues to be a vital part of the core lending facilities of the Company. In the second quarter, the Company's average consumer loans increased $3.5 million to $112.7 million. The majority of the Company's consumer loans are in the indirect lending area. At June 30, 1997, the Company had indirect loan balances of $71.9 million, an increase of $2.8 million since March 31, 1997. Management is pleased with the recent combination of performance and growth of the indirect segment of the Company's loan portfolio. Lenders use a tiered pricing system that enables the Company to apply an interest rate based on the corresponding risk of a loan. Although consumer debt delinquency is on the rise in the financial services industry (due mostly to credit card debt), management's recent actions to reinforce the Company's pricing system have tempered delinquencies and overall growth of the portfolio. Management expects the indirect lending portfolio to remain an integral part of the Company's loan portfolio in future quarters.


Loan Concentration
------------------
  The Company does not have a concentration of its loan portfolio in any one industry. In the first quarter, the Russell Acquisition increased the Company's loan balances in real estate lending (both mortgage and construction loans), and this component continues to comprise the largest balance of the loan portfolio. Growth in real estate loans continued in the second quarter, reaching $217.3 million (or 46.5%) of total loans at June 30, 1997, while commercial, financial, and agricultural loans totaled $135.8 million, or 29.1% of the loan portfolio.
The remaining loans are comprised of loans to individuals totaling $114.4 million at June 30, 1997, or 24.6% of the loan portfolio.

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

  The Company does not extend credit to any single borrower in excess of the combined legal lending limits of its subsidiary banks, which approximate $9.8 million.


Allowance for Loan Losses
-------------------------
  The allowance for loan losses as a percentage of loans decreased modestly from 1.59% at March 31, 1997, to 1.56% at the end of the second quarter of 1997. Since March 31, 1997, the total dollar amount of the allowance for loan losses increased $146,000 while total loans grew $18.6 million in the second quarter, causing a modest decrease in the allowance as a percentage of total loans.

  In the second quarter of 1997, the provision for loan losses totaled $641,000 compared to $435,000 for the same period last year. For the six months ended June 30, 1997, the provision for loan losses totaled $1,229,000 compared to $795,000 for the same period a year earlier. The Company's provision for loan losses has increased steadily since the second quarter of 1996 due to the combination of overall loan growth and consumer loan delinquencies.

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

  The following table presents changes in the Company's allowance for loan losses:

                            Three Months Ended        Six Months Ended
                                 June 30,                  June 30,
                            1997         1996         1997         1996
                         ----------   ----------   ----------   ----------
Balance, beginning
  of period              $7,152,000   $6,743,000   $6,873,000   $6,726,000
Allowance for loan
  losses acquire in
  Russell Federal
  Acquisition                     0            0      120,000            0
Chargeoffs                 (642,000)    (578,000)  (1,153,000)  (1,009,000)
Recoveries                  147,000      123,000      229,000      211,000
                         ----------   ----------   ----------   ----------
    Net chargeoffs         (495,000)    (455,000)    (924,000)    (798,000)
                         ----------   ----------   ----------   ----------
Provision for
  loan losses               641,000      435,000    1,229,000      795,000
                         ----------   ----------   ----------   ----------
Balance, end of period   $7,298,000   $6,723,000   $7,298,000   $6,723,000
                         ==========   ==========   ==========   ==========


  Chargeoffs in the second quarter of 1997 slightly increased compared to 1996's second quarter. Net chargeoffs in the commercial loan category were higher than normal due to chargeoffs of multiple delinquent commercial loans, none of which was individually significant. Commercial loan chargeoffs and recoveries were $308,000 and $17,000, respectively, in second quarter 1997 and represent the largest single component of the Company's net chargeoffs for the three months ended June 30, 1997. Net chargeoffs for commercial loans were immaterial in the second quarter of 1996.

  Second quarter consumer loan chargeoffs and recoveries totaled $328,000 and $126,000, respectively, down from second quarter 1996's totals of gross chargeoffs of $488,000 and recoveries of
$85,000.   Unlike many other financial institutions, where
consumer credit problems have occurred in the credit card segment, a significant portion of the Company's recent chargeoffs have occurred in the consumer loan category and in particular, indirect lending, which has experienced increased loan activity in recent reporting periods. Management is confident that the recent positive trends experienced in the indirect loan portfolio will continue through the remainder of 1997.

  Net chargeoffs in the real estate loan category were lower than expected and demonstrate the quality of that segment of the loan portfolio. Management will continue to monitor the entire loan portfolio to determine the adequacy of the allowance.

  Nonperforming loans (those loans classified as nonaccrual, 90 days or more past due, and other real estate owned) as a percentage of outstanding loans were 0.31% at June 30, 1997, compared to 0.44% at March 31, 1997, and 0.39% at year-end 1996. Nonaccrual loans and those loans 90 days past due totaled $808,000 and $875,000 at June 30, 1997, compared to $1,204,000 and $776,000, respectively, at March 31, 1997. Other real estate owned totaled $67,000 at June 30, 1997, and had no balance in that category at March 31, 1997. Management believes the current nonperforming loan ratio is acceptable and reflects the overall quality of the Company's loan portfolio.

  At June 30, 1997, the Company had an insignificant amount of loans that were considered impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by SFAS No.
118. Management will continue to monitor the status of impaired loans, as well as performing and non-performing loans, in order to determine the appropriate level of the allowance for loan losses. Management believes the allowance for loan losses of 1.56% of total loans at June 30, 1997, to be adequate to absorb inherent losses in the portfolio.


Funding Sources
---------------
  The Company considers deposits, short-term borrowings, and long-term borrowings when evaluating funding sources.
Traditional deposits continue to be the most significant source of funds for the Company, reaching $545.3 million at June 30, 1997, an increase of $2.6 million since March 31, 1997.

  Deposit growth in 1997 occurred primarily in the first quarter through the Russell Federal Acquisition and the Baltimore Banking Center Acquisition. At March 31, 1997, the Company's total deposits were impacted by the deposits assumed in the Russell Federal Acquisition, which totaled $21 million (approximately $4.7 million in savings deposits and $16.3 million in balances of certificates of deposit). At the end of the second quarter, the Baltimore Banking Center Acquisition contributed approximately $12 million to 1997's deposit growth. The majority of those deposits are interest-bearing certificates of deposits ("CD's") and Individual Retirement Accounts ("IRA's").

  In addition to funds acquired in the Russell Federal Acquisition and the Baltimore Banking Center Acquisition, the Company also experienced internal deposit growth in interest-bearing transaction accounts and savings accounts. In early 1997, the Company introduced several "relationship accounts" that provided incentives for new and existing customers to open deposit accounts (both non-interest bearing and interest-bearing) if they had deposits in other products such as CD's or IRA's. The program was successful and as a result, management intends to promote other products in a similar manner.

  In the second quarter of 1997, management introduced aggressively priced 5-month and 10-month CD's. These "specials" were well-received in the Company's markets and produced approximately $10 million in additional deposits for the Company to fund recent loan growth. The CD specials also allowed the Company to retain many maturing deposits as competition for deposits continued to increase in the second quarter of 1997.
In early third quarter, the specials reached volume goals and as a result, management discontinued offering the specials. As a result of the CD specials, total CD's reached $276.4 million at June 30, 1997, an increase of $8.0 million in the second quarter. Management expects CD's to continue to be a vital funding source for the Company in the future.

  Average balances in non-interest bearing demand deposits maintained levels similar to those experienced in the first quarter of 1997. Second quarter average non-interest bearing deposits totaled $60.2 million, compared to $59.3 million in the previous quarter. Management will continue to focus efforts to maintain the non-interest bearing deposit base of the Company.

  Compared to the previous quarter, the largest percentage of average deposit growth occurred in interest-bearing demand deposits. For the quarter ended June 30, 1997, average balances in interest-bearing demand deposits reached $125.0 million, up $5.4 million (or 4.5%) compared to the previous quarter. Many customers shifted deposits into certain interest-bearing checking accounts during the second quarter due to favorable rates being offered on those deposits.

  Management feels the deposit base remains the most significant funding source for the Company and will continue to concentrate on deposit growth and maintaining adequate net interest margin to meet the Company's strategic goals.

  Short-term borrowings increased during the second quarter to $19.8 million at June 30, 1997, up from March 31, 1997's total of $18.0 million, due primarily to increases in the account balances of corporate customers with overnight repurchase agreements. At June 30, 1997, the Company had $0.6 million short-term Federal Home Loan Bank borrowings. In general, the Company accesses this funding source at various times to meet liquidity needs as they come due. The Company will continue to access short-term FHLB borrowings as necessary.

  In addition to traditional deposits, the Company continues to maintain long-term borrowings from the FHLB. This allows the Company to obtain reliable funds at fixed and indexed rates for longer periods of time than other traditional deposit products, creating the opportunity to match longer term fixed rate mortgages and other extended-maturity asset commitments against a similar funding source. Total long-term FHLB advances were $27.6 million at June 30, 1997, a net decrease of $763,000 during the second quarter as a result of scheduled principal paydowns. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.

  In order to finance the purchase of the Russell Federal
Acquisition, the Company obtained a $3 million loan from an unaffiliated financial institution. The remaining funds for the Russell Federal Acquisition were generated from internal sources. Principal paydowns are scheduled to begin on the $3 million note in the first quarter of 1998.

  On June 17, 1997, the Company and Gateway Bancorp, Inc. ("Gateway"), a Kentucky corporation headquartered in Catlettsburg, Kentucky, entered into a definitive agreement providing for the acquisition of Gateway by the Company. The definitive agreement states the terms of consideration to be 32% cash and 68% in shares of Company stock, resulting in an aggregate purchase price of $20,554,000, or $18.75 per share (including $383,000 in Gateway stock options). The Company plans to finance the cash portion of the purchase with sources currently existing at Gateway.


Capital/Stockholders' Equity
----------------------------
  The Company's capital provides a strong base for profitable growth. Total stockholders' equity was $58.9 million at June
30, 1997, compared to $56.5 million at March 31, 1997, and $56.2 million at year-end 1996.

  Since the Company's investment portfolio is classified as available-for-sale, both the investment and equity sections of the Company's balance sheet are more sensitive to the changing market values of investments. As a result of first quarter increases in interest rates, equity growth was slowed at March 31, 1997, by the adjustment for the net unrealized holding gain on available-for-sale securities, net of deferred income taxes, which decreased to a net gain of $206,000 at March 31, 1997. At June 30, 1997, the impact to equity had increased $1.1 million to $1.3 million due to favorable changes in interest rates relative to the Company's investment portfolio yields.

  In the second quarter of 1997, the Company earned $2.1 million and declared dividends of $621,000, a dividend payout ratio of 29.22%, compared to 26.94% in second quarter 1996. For the six months ended June 30, 1997, the Company had net income of $4.1 million and declared dividends of $1.2 million, a dividend payout ratio of 30.07%, compared to 27.54% for the same period last year. Management feels this is an acceptable payout ratio for the Company and anticipates similar payout ratios in future periods.

  The Company has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios.
 A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. The Company's risk-based capital ratio of 12.36% at June 30, 1997, is well above the minimum standard of 8%. The Company's Tier 1 capital ratio of 11.10% also exceeded the regulatory minimum of 4%. The Leverage ratio at March 31, 1997 was 7.68% and also above the minimum standard of 3%. These ratios did not significantly change during the second quarter and provide quantitative data demonstrating the strength and future opportunities for use of the Company's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Company as part of its strategic decision process.

  On December 12, 1996, the Company's Board of Directors authorized the purchase of 10,000 treasury shares at market prices for use in conjunction with employee benefit plans. In early June, the Company had purchased 9,150 treasury shares. On June 12, 1997, the Board of Directors authorized the purchase of an additional 10,000 treasury shares and subsequently, the Company purchased 1,000 treasury shares. At June 30, 1997, the Company had 5,640 shares in its treasury for use in its employee benefit plans. Due to stock option exercises, the Company had no treasury shares at August 1 for use in its employee benefit plans. Future exercises will be issued from authorized and unissued common shares, unless additional treasury shares are purchased. At August 1, 1997, the Company had 9,000 shares available to be purchased as treasury shares under the Board's June 12, 1997 authorization.


Liquidity
---------
  Liquidity measures an organization's ability to meet cash obligations. During the six months ended June 30, 1997, the Company generated cash from operating and financing investing activities of $5.9 million and $9.1 million, respectively. The Company used cash flows of $17.0 million in investing activities, primarily through lending activities.

  The major cash inflow in the first half of 1997 was the $16.0 million increase in interest-bearing deposits. The CD specials offered during the second quarter generated significant cash flow and retained many existing deposits. Also, the net cash received from the Acquisitions during the first quarter of 1997 was $4.7 million. Major outlays of cash for the six months ended June 30, 1997, included $24.3 million in loans. The Consolidated Statements of Cash Flows presented on page 5 of the Company's Consolidated Financial Statements provides analysis of cash flow activity.

  Additionally, management considers that portion of the loan portfolio that matures within one year and the maturities within one year in the investment portfolio as part of the Company's liquid assets. The Company's liquidity is monitored by the ALCO, which establishes and monitors ranges of acceptable liquidity. Management feels the Company's current liquidity position is acceptable.


Interest Rate Sensitivity
-------------------------
  At June 30, 1997, the Company's interest rate sensitivity position, based on static gap analysis, did not significantly shift from the previous quarter-end and 1996 year-end:
liability sensitive in the short-term and asset sensitive for periods longer than one year. In general, static gap information reflects that the Company is in a net asset sensitive position for periods beyond three months and in theory, this means if interest rates increase, the Company's net interest income will increase over time. Management uses simulation modeling and forecasting to determine the impact of a changing interest rate environment. These tools provide dynamic information concerning the Company's balance sheet structure in different rate environments. Management believes the Company's current mix of assets and liabilities provides a reasonable level of insulation to significant fluctuations in net interest income and the resulting volatility of the Company's earnings base.

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


Future Outlook
--------------
  Second quarter results of operations represent improved financial performance through a combination of external growth and enhanced core competencies. Management continues to challenge its workforce to identify critical banking processes and re-engineer services to provide the customer with the highest quality products and services. Investments in technology provide the opportunity to compete at higher levels than most other financial institutions of similar size and enable the Company to meet future customer service challenges.

  The Acquisitions in 1996 and 1997 have provided increased funding sources as well as new markets for the Company. As expected, the transition of combining the new offices with existing full-service banking centers went smoothly and customers in these markets responded favorably to the change. Management is satisfied with the retention of the acquired deposits and looks forward to continuing the development of Russell Federal and the Baltimore office.

  The Russell Federal Acquisition in early 1997 established the Company's first presence in Kentucky as well as in the thrift industry. In the first half of 1996, Russell Federal initiated strategic steps to leverage its substantial capital base (as a recently converted mutual savings bank) and increase earnings potential. The tri-state markets of southern Ohio, northeastern Kentucky, and western West Virginia offer many future growth opportunities. By late 1997, the Company intends to offer its complete program of deposit and loan products to the customers of northeastern Kentucky through Russell Federal.

  As discussed in detail in Part II of this Form 10-Q, Item 5, on April 25, 1997, the Company announced the signing of a non-binding letter of intent with Gateway Bancorp, Inc.
("Gateway"), a Kentucky corporation headquartered in Catlettsburg, Kentucky, providing for the acquisition of Gateway. The aggregate purchase price will approximate $20.6 million, or $18.75 per share.

  On May 2, 1997, the Company received approval from the Office of Thrift Supervision permitting the execution of a definitive agreement (signed by both companies on June 17, 1997). On August 8, 1997, the Company received notification of approval from the Federal Reserve Bank to purchase Gateway. The acquisition is subject to approval of Gateway shareholders and a vote is expected near the end of the third quarter of 1997. Completion of the purchase is expected to occur in the fourth quarter of 1997. This purchase would represent the Company's second acquisition of a thrift subsidiary, and would expand the Company's presence in northeastern Kentucky. As of June 30, 1997, Gateway had approximately $64 million in total assets and $46 million in deposits.

  After the consummation of the Gateway acquisition, management intends to expand Gateway's current product offerings and focus on leveraging existing resources as well as additional technological and strategic resources that will enhance customer service and increase market penetration.

  Management continues to view a combination of external growth and internal development as strategic goals to enhance shareholder return. While first half results show that the Company's earning assets were positioned to provide strong net interest income, the interest rate environment will play an important role in the future earnings of the Company. Although management is satisfied with second quarter 1997's net interest margin, continuing pressures on net interest margin is likely to intensify in the future.

  In addition to the special short-term CD's that were introduced during the second quarter, management has implemented new pricing strategies to generate deposits and effectively retain the new deposits assumed through the Acquisitions. This strategy includes a tiered CD pricing structure in which the customer earns a higher interest rate by investing more money in a CD product.

  Also in the third quarter, the Company introduced its new "Bank at Work" CD, a deposit product designed to provide customers with ease of opportunity to increase their investment through electronic transfers. Deposits can be added electronically to this account on a weekly, bi-weekly, semi-monthly, or monthly basis for any amount over $25. The interest rate will also be tiered on the Bank at Work CD and is offered at a 2-year term. Management believes the new CD products will offer customers an excellent vehicle for periodic savings with higher rates than available in a typical savings account. The Company will continue to pursue new, innovative products designed to satisfy customer preferences.

  The Company's balance sheet growth continues to be a focus of management. The recent CD specials boosted the Company's funding sources and provided opportunity for asset growth through increased loan activity. Management expects commercial loan demand to provide additional income opportunities for the Company during the remainder of 1997. At June 30, 1997, the loan to deposit ratio totaled 85.72%, which is an increase from the previous quarter-end ratio of 82.71%. Management is comfortable with the current loan to deposit ratio and expects the ratio to stabilize or increase slightly in the future due to continued loan activity.

  The recent increase in loan balances has also spurred increases in the provision for loan losses. Consumer loan chargeoffs slowed in the second quarter and management expects future consumer loan chargeoffs to be consistent with second quarter results. Management feels the current allowance for loan losses is adequate to absorb losses inherent in the loan portfolio at June 30, 1997. However, future provision for loan losses are affected by the delinquencies in all loan categories, and as a result, may increase in future quarters as anticipated loan growth occurs.

  Management is in the process of using simulation data in its analysis of the earnings potential of the Company and how it relates to changes in interest rates. Simulation data indicates the Company is asset sensitive. Management believes the balance sheet is adequately positioned to avoid significant earnings volatility.

  The Company continues to research methods to provide electronic banking services to its customers. The Company's successful debit card has been well-received by many customers and should continue to generate increasing revenue streams. In late 1997, the Company plans to introduce a cash management product that will be offered for both consumer and commercial customers. Management believes that "home banking" and "PC banking" are future services that must be part of the Company's core delivery of services. Management recognizes the importance of electronic banking to its customer base and continues to focus efforts designed to enhance this process and allow customers unlimited banking products and services at their convenience.

  In September, management intends to file an application to the FDIC and the Ohio Division of Financial Institutions on behalf of Peoples Bank to locate a full-service banking facility in Athens, Ohio, near the Ohio University campus. The facility would be a full-service center, including an ATM, a drive-through facility, and will have loans and investment services. Currently Peoples Bank operates two offices in Athens, plus offices in nearby The Plains and Nelsonville. Management believes expanding Peoples Bank's presence in Athens (in southeastern Ohio) represents a strategic initiative designed to capture increased market share in this area. The new office is expected to open in early 1998.

  In addition to the new full-service facility in Athens, Peoples Bank plans to refurbish its office in Baltimore, adding drive-through customer service areas. First National Bank is in initial stages of rehabilitating its downtown Caldwell office to enhance customer service. Also, First National Bank has added an ATM location near a major highway, providing improved customer service and cost-recovery opportunities through convenient access by non-customers. Enhancements to the Company's existing facilities will improve customer service and emphasize the Company's existing strengths in serving our customers.

  Management concentrates on return on equity and earnings per share objectives, plus other methods, to measure and direct the performance of the Company. New products and services are consistently being evaluated for consumer acceptance and potential return on the Company's investment. While past results are not an indication of future earnings, management feels the Company is positioned to maintain current levels of performance through the remainder of 1997.


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




PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------

CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME
----------------------------------------------------------------------


                             For the Three Months                 For the Six Months
                                Ended June 30,                      Ended June 30,
                            1997              1996              1997              1996
                      Average  Yield/   Average  Yield/   Average  Yield/   Average  Yield/
                      Balance   Rate    Balance   Rate    Balance   Rate    Balance   Rate
ASSETS
Securities:
 Taxable             $125,614   6.87%  $131,884   6.77%  $125,755   6.85%  $126,201   6.75%
 Tax-exempt            21,640   8.32%    22,365   8.56%    22,067   8.34%    22,864   8.23%
                     --------  ------  --------  ------  --------  ------  --------  ------
  Total               147,254   7.08%   154,249   7.03%   147,822   7.07%   149,065   7.01%

Loans:
 Commercial           139,199   9.54%   121,763   9.78%   136,975   9.53%   120,175   9.52%
 Real estate          206,211   8.49%   166,285   8.32%   203,817   8.44%   163,676   8.55%
 Consumer             112,674  10.34%   101,489  10.78%   110,946  10.38%   101,636  10.75%
                     --------  ------  --------  ------  --------  ------  --------  ------
  Total loans         458,084   9.26%   389,537   9.42%   451,738   9.25%   385,487   9.43%
Less: Allowance
 for loan loss         (7,269)           (6,700)           (7,194)           (6,725)
                     --------  ------  --------  ------  --------  ------  --------  ------
  Net loans           450,815   9.41%   382,837   9.58%   444,544   9.40%   378,762   9.60%

Interest-bearing
 deposits                 681   3.48%     1,093   4.78%     1,377   4.29%     1,030   4.86%
Federal funds sold      6,273   5.53%     9,667   5.29%     7,195   5.43%     7,807   5.33%
                     --------  ------  --------  ------  --------  ------  --------  ------
  Total earning
   assets             605,023   8.80%   547,846   8.77%   600,938   8.76%   536,664   8.81%

Other assets           48,451            40,889            48,097            37,801
                     --------          --------          --------          --------
   Total assets      $653,474          $588,735          $649,035          $574,465
                     ========          ========          ========          ========

LIABILITIES AND EQUITY
----------------------
Interest-bearing
 deposits:
 Savings             $ 85,203   3.03%  $ 77,817    3.02% $ 84,118   3.04%  $ 73,836   3.04%
 Interest-bearing
  demand deposits     124,962   3.43%   112,342    3.22%  122,301   3.38%   104,573   3.32%
 Time                 268,207   5.53%   234,285    5.54%  267,468   5.52%   223,390   5.60%
                     --------  ------  --------  ------  --------  ------  --------  ------
  Total               478,372   4.54%   424,444   4.47%   473,887   4.53%   401,799   4.53%

Borrowed funds:
 Short-term            19,647   4.35%    30,368   4.86%    19,610   4.19%    40,735   5.14%
 Long-term             30,851   6.26%    22,125   6.05%    31,133   6.28%    22,503   6.05%
                     --------  ------  --------  ------  --------  ------  --------  ------
  Total                50,498   5.52%    52,493   5.35%    50,743   5.47%    63,238   5.45%
  Total interest
   bearing
   liabilities        528,870   4.63%   476,937   4.57%   524,630   4.62%   465,037   4.66%
Non-interest
 bearing deposits      60,189            54,733            59,768            51,803
Other liabilities       6,987             5,182             7,562             5,630
                     --------          --------          --------          --------
  Total liabilities   596,046           536,852           591,960           522,470

Stockholders' equity   57,428            51,883            57,075            51,995
                     --------          --------          --------          --------
   Total liabilities
    and equity       $653,474          $588,735          $649,035          $574,465
                     ========          ========          ========          ========


Interest income to
 earning assets                 8.80%             8.77%             8.76%             8.81%
Interest expense to
 earning assets                 4.05%             3.97%             4.03%             4.04%
                               ------            ------            ------            ------
  Net interest margin           4.75%             4.80%             4.73%             4.77%
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


ITEM 1:  Legal Proceedings.
           None.


ITEM 2:  Changes in Securities.
           None.


ITEM 3:  Defaults upon Senior Securities.
           None.


ITEM 4:  Submission of Matters to a Vote of Security Holders.
           None.


ITEM 5:  Other Information.

  On June 17, 1997, Peoples Bancorp Inc. (the "Company") and Gateway Bancorp, Inc. ("Gateway"), a Kentucky corporation headquartered in Catlettsburg, Kentucky, entered into a Definitive Agreement ("Agreement") providing for the acquisition of Gateway by the Company. Gateway is a savings and loan holding company with one thrift subsidiary, Catlettsburg Federal Savings Bank, a federally chartered stock savings bank with its main office in Catlettsburg, Kentucky.

  On June 27, 1997, the Company filed notice with the Federal Reserve Bank of Cleveland regarding the pending acquisition. In the proposed transaction, the Company will form an Ohio corporation, Peoples Acquisition Corp., a wholly-owned subsidiary of the Company, to acquire 100% of the issued and outstanding common stock of Gateway, and Gateway will be merged with and into the subsidiary. The name of the resulting Ohio corporation will be Gateway Bancorp, Inc.

  On August 8, 1997, the Company received notification of approval from the Federal Reserve Bank to purchase Gateway.

  The Agreement states the terms of consideration to be 32% cash and 68% in shares of Company stock, resulting in an aggregate purchase price of $20,554,000, or $18.75 per share (including $383,000 in Gateway stock options). Further, all outstanding options to purchase Gateway common stock will be extinguished upon consummation of the proposed transaction. Consideration paid to the optionee will be 32% in cash and 68% in Peoples common stock (based on the difference between the Purchase Price per share of Gateway common stock and the applicable exercise price thereof). The aggregate Purchase Price for payment of the consideration of the Gateway stock options is approximately $383,000, or $5.25 per option share.

  The acquisition is subject to approval of Gateway shareholders at a special meeting expected to be held near the end of the third quarter of 1997. Completion of the purchase is expected in the fourth quarter of 1997.

  At June 30, 1997, Gateway had total deposits of $63.8 million, total deposits of $46.3 million, and total stockholders' equity of $17.3 million. The Gateway acquisition will be accounted for using the purchase method of accounting. Accordingly, Gateway's assets and liabilities will be adjusted to their estimated fair values at the date of consummation and its results of operations will be included in the Company's consolidated results of operations from the date of consummation. The transaction is expected to close in the fourth quarter of 1997 and is not expected to materially impact the Company's financial position or results of operations.


ITEM 6:  Exhibits and Reports on Form 8-K.
           a)  Exhibits:

                            EXHIBIT INDEX
                            -------------

Exhibit Number               Description               Exhibit Location
--------------   -----------------------------------   ----------------
      11         Computation of Earnings Per Share.    Page 25.

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




                                  PEOPLES BANCORP INC.


Date:  August 14, 1997            By:  /s/ ROBERT E. EVANS
                                       Robert E. Evans
                                       President and Chief Executive Officer



Date:  August 14, 1997            By:  /s/ JOHN W. CONLON
                                       John W. Conlon
                                       Chief Financial Officer



                             EXHIBIT INDEX
                             -------------

          PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                   FOR PERIOD ENDED JUNE 30, 1997
          --------------------------------------------------


Exhibit Number               Description               Exhibit Location
--------------   -----------------------------------   ----------------
      11         Computation of Earnings Per Share.    Page 25.

      27         Financial Data Schedule.              EDGAR electronic
                                                       filing only.