Form 10-Q
period 1997-09-30
PEOPLES BANCORP INC
filed 1997-11-05
CIK 318300

FORM 10-Q
                                  =========

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the quarterly period ended September 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's class of Common Stock, as of October 26, 1997:
3,458,783.



PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1
------

  The following Condensed Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flow of Peoples Bancorp Inc. (the "Company") and subsidiaries, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Complete audited consolidated financial statements with footnotes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.


PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------


                                             September 30,     December 31,
                                                 1997             1996
ASSETS
------
Cash and cash equivalents:
  Cash and due from banks                    $ 27,072,000      $ 26,200,000
  Interest-bearing deposits in other banks        583,000           217,000
  Federal funds sold                                    0         2,100,000
                                             ------------      ------------
    Total cash and cash equivalents            27,655,000        28,517,000
                                             ------------      ------------

Investment securities (all classified as
  available-for-sale, amortized cost of
  $145,977,000 at September 30, 1997 and $
  145,619,000 at December 31, 1996)           149,209,000       147,783,000

Loans, net of unearned interest               484,183,000       422,413,000
Allowance for loan losses                      (7,763,000)       (6,873,000)
                                             ------------      ------------
    Net loans                                 476,420,000       415,540,000
                                             ------------      ------------

Bank premises and equipment, net               11,555,000        11,508,000
Other assets                                   15,108,000        13,287,000
                                             ------------      ------------
      Total assets                           $679,947,000      $616,635,000
                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Non-interest bearing                       $ 60,697,000      $ 63,410,000
  Interest bearing                            495,082,000       441,282,000
                                             ------------      ------------
    Total deposits                            555,779,000       504,692,000
                                             ------------      ------------

Short-term borrowings:
  Federal funds purchased and securities
    sold under repurchase agreements           20,579,000        17,022,000
  Federal Home Loan Bank term advances          4,000,000         2,500,000
                                             ------------      ------------
    Total short-term borrowings                24,579,000        19,522,000
                                             ------------      ------------
Long-term borrowings                           31,593,000        29,200,000
Accrued expenses and other liabilities          6,605,000         7,028,000
                                             ------------      ------------
  Total liabilities                           618,556,000       560,442,000
                                             ------------      ------------

Stockholders' Equity
--------------------
Common stock, no par value, 12,000,000
  shares authorized - 3,455,601 shares
  issued at September 30, 1997 and 3,445,075
  issued at December 31, 1996, including
  shares in treasury                           34,399,000        34,349,000
Net unrealized holding gain on
  available-for-sale securities, net of
  deferred income taxes                         2,133,000         1,428,000
Retained earnings                              24,859,000        20,470,000
                                             ------------      ------------
                                               61,391,000        56,247,000
                                             ------------      ------------
Treasury stock, at cost, no shares
  at September 30, 1997 and 2,000
  shares at December 31, 1996                           0           (54,000)
                                             ------------      ------------
    Total stockholders' equity                 61,391,000        56,193,000
                                             ------------      ------------
    Total liabilities and
      stockholders' equity                   $679,947,000      $616,635,000
                                             ============      ============


PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------


                              Three Months Ended         Nine Months Ended
                                September 30,              September 30,
                              1997         1996          1997         1996

Interest income           $13,639,000  $12,046,000   $39,523,000  $35,087,000
Interest expense            6,443,000    5,539,000    18,467,000   16,322,000
                          -----------  -----------   -----------  -----------
  Net interest income       7,196,000    6,507,000    21,056,000   18,765,000
Provision for loan losses     676,000      585,000     1,905,000    1,380,000
                          -----------  -----------   -----------  -----------
  Net interest income
   after provision for
   loan losses              6,520,000    5,922,000    19,151,000   17,385,000

Other income                1,528,000    1,304,000     4,408,000    3,737,000
(Loss) gain on sale of
 securities                         0            0       (31,000)      26,000
Other expenses              4,851,000    4,578,000    14,277,000   12,890,000
                          -----------  -----------   -----------  -----------
Income before income
 taxes                      3,197,000    2,648,000     9,251,000    8,258,000
Federal income taxes        1,039,000      818,000     2,966,000    2,576,000
                          -----------  -----------   -----------  -----------
    Net income            $ 2,158,000  $ 1,830,000   $ 6,285,000  $ 5,682,000
                          ===========  ===========   ===========  ===========


Primary earnings per share      $0.60        $0.53         $1.77        $1.64
                          -----------  -----------   -----------  -----------
Fully diluted earnings
 per share                      $0.60        $0.53         $1.76        $1.63
                          -----------  -----------   -----------  -----------
Weighted average shares
 outstanding (primary)      3,574,266    3,430,840     3,550,300    3,469,541
                          -----------  -----------   -----------  -----------
Weighted average shares
 outstanding (fully
 diluted)                   3,582,915    3,443,147     3,576,740    3,487,275
                          -----------  -----------   -----------  -----------

Cash dividends declared      $657,000     $593,000    $1,898,000   $1,654,000
                          -----------  -----------   -----------  -----------

Cash dividend per share         $0.19        $0.17         $0.55        $0.48
                          -----------  -----------   -----------  -----------



PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------


                                                     Nine Months Ended
                                                        September 30,
                                                     1997          1996

Cash flows from operating activities:
-------------------------------------
Net income                                       $ 6,285,000   $ 5,682,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                      1,905,000     1,380,000
    Loss (gain) on sale of investment securities      31,000       (26,000)
    Depreciation, amortization, and accretion      1,941,000     2,241,000
    Increase in interest receivable                 (203,000)     (228,000)
    (Decrease) increase in interest payable         (228,000)      406,000
    Deferred income tax benefit                      174,000      (140,000)
    Deferral of loan origination fees and costs      (23,000)      123,000
    Other, net                                    (1,414,000)   (1,230,000)
                                                 -----------   -----------
      Net cash provided by operating activities    8,468,000     8,208,000
                                                 -----------   -----------

Cash flows from investing activities:
-------------------------------------
Purchases of available-for-sale securities       (16,923,000)  (43,786,000)
Proceeds from sales of available-for-sale
  securities                                       5,204,000     4,528,000
Proceeds from maturities of available-for-sale
  securities                                      15,005,000    14,091,000
Net increase in loans                            (41,227,000)  (38,595,000)
Expenditures for premises and equipment             (975,000)   (1,497,000)
Proceeds from sales of other real estate owned        28,000             0
Business acquisitions, net of cash received        4,679,000    68,004,000
                                                 -----------   -----------
    Net cash (used in) provided by investing
      activities                                 (34,209,000)    2,745,000
                                                 -----------   -----------

Cash flows from financing activities:
-------------------------------------
Net (decrease) increase in non-interest bearing
  deposits                                        (5,281,000)    4,357,000
Net increase (decrease) in interest-bearing
  deposits                                        24,431,000      (986,000)
Net increase (decrease) in short-term borrowings   5,057,000   (14,798,000)
Proceeds from long-term borrowings                 5,000,000    10,500,000
Payments on long-term borrowings                  (2,607,000)   (2,187,000)
Cash dividends paid                               (1,557,000)   (1,429,000)
Purchase of treasury stock                          (327,000)     (278,000)
Proceeds from issuance of common stock               163,000       382,000
                                                 -----------   -----------
    Net cash provided by (used in) financing
      activities                                  24,879,000    (4,439,000)
                                                 -----------   -----------
Net (decrease) increase in cash and cash
  equivalents                                       (862,000)    6,514,000
Cash and cash equivalents at beginning of year    28,517,000    20,994,000
                                                 -----------   -----------
Cash and cash equivalents at end of period       $27,655,000   $27,508,000
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

  Gateway shareholders have the right, subject to an allocation formula, to receive (i) $18.75 in cash, (ii) a number of shares of Peoples Bancorp common stock ("Peoples Bancorp Stock") based on an exchange ratio which ranges from a minimum of .4978 shares to a maximum of .6736 shares of Peoples Bancorp Stock for each share of common stock of Gateway ("Gateway Stock"), or (iii) a combination of cash and Peoples Bancorp Stock. As more fully described in the Agreement, the exchange ratio and total merger consideration varies based upon the market value of Peoples Bancorp Stock. The Agreement provides that 68% of the Gateway Stock will be converted into the right to receive Peoples Bancorp Stock and 32% of the Gateway Stock will be converted into the right to receive cash.

  Based on the average of the closing high bid and low ask price of Peoples Bancorp Stock on October 31, 1997, of $44.00, the aggregate purchase price of the transaction would have approximated $21.9 million ($6.3 million in cash and $15.6 million - or approximately 354,000 shares - in Peoples Bancorp Stock) (the "Merger Consideration").

  The Gateway shareholders are scheduled to meet December 4, 1997, to vote on the proposed transaction. If the shareholders approve the merger, closing of the proposed transaction is expected on or around December 12, 1997.

  At September 30, 1997, Gateway had total assets of $62.6 million, total deposits of $44.9 million, and total stockholders' equity of $17.4 million. The Gateway acquisition will be accounted for using the purchase method of accounting. Accordingly, Gateway's assets and liabilities will be adjusted to their estimated fair values at the date of consummation and its results of operations will be included in the Company's consolidated results of operations from the date of consummation. Based on an estimated aggregate Merger Consideration of $21.9 million, management's preliminary estimate is that the aggregate Merger Consideration will exceed net identifiable assets by approximately $4.5 million (annual amortization is estimated to approximate $300,000 after taxes).

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

  On January 1, 1997, the Company purchased Russell Federal Savings Bank ("Russell Federal") in Russell, Kentucky for approximately $9.25 million in cash. At December 31, 1996, Russell Federal had total assets of $28.0 million, loans of $21.5 million (primarily real estate loans), deposits of $19.5 million (interest bearing deposits including savings accounts and certificates of deposit), and shareholders' equity of $8.0 million. The Company has continued Russell Federal's operations as a federal savings bank subsidiary of Peoples Bancorp.

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

  In February 1997, the FASB issued Statement on Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which simplifies the computation of earnings per share by replacing primary earnings per share with basic earnings per share. Under the new standard, basic earnings per share and diluted earnings per share will be presented on the face of the income statements. The provision of SFAS No. 128 will be effective for periods ending after December 15, 1997. The Company does not expect the application of SFAS No. 128 to produce earnings per share amounts that are materially different from those presented under existing standards.



ITEM 2
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
-----------------------------------------------


SELECTED FINANCIAL DATA

  The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows.

                                          For the Three     For the Nine
                                          Months Ended      Months Ended
                                          September 30,     September 30,
                                          1997     1996     1997     1996
SIGNIFICANT RATIOS
------------------
Net income to:
--------------
  Average assets*                         1.29%    1.21%    1.28%    1.29%
  Average stockholders'' equity*         14.33%   13.84%   14.42%   14.49%

Net interest margin*                      4.73%    4.88%    4.73%    4.81%

Efficiency ratio*                        51.48%   54.02%   52.02%   53.81%

Average stockholders'' equity to
  average assets                          8.97%    8.74%    8.85%    8.93%

Loans net of unearned interest to
  deposits (end of period)               87.12%   82.29%   87.12%   82.29%

Allowance for loan losses to loans
  net of unearned interest (end
  of period)                              1.60%    1.66%    1.60%    1.66%

Capital ratios:
---------------
  Tier I capital ratio                   11.27%   11.27%   11.27%   11.27%
  Risk-based capital ratio               12.53%   12.52%   12.53%   12.52%
  Leverage ratio                          7.80%    7.80%    7.80%    7.80%

Cash dividends to net income             30.42%   32.40%   30.19%   29.11%

PER SHARE DATA
--------------
Book value per share (end of period)     $17.77   $15.62   $17.77   $15.62

Primary earnings per share               $ 0.60   $ 0.53   $ 1.77   $ 1.64

Fully diluted earnings per share         $ 0.60   $ 0.53   $ 1.76   $ 1.63

Cash dividends per share                 $ 0.19   $ 0.17   $ 0.55   $ 0.48


* Net income to average assets, net income to average stockholders' equity, net interest margin, and efficiency ratio are presented on an annualized basis.

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


RESULTS OF OPERATIONS
---------------------

Overview of the Income Statement
--------------------------------
  For the nine months ended September 30, 1997, the Company earned $6,285,000, a 10.6% increase from $5,682,000 in net income for the same period last year. For the quarter ended September 30, 1997, the Company recorded net income of $2,158,000, a 17.9% increase from $1,830,000 in third quarter 1996. In the third quarter, earnings per share increased $0.07 from $0.53 last year to $0.60 in 1997. For the first nine months of 1997, earnings per share reached $1.76, up $0.13 from $1.63 for the same period in 1996.

  The increase in third quarter net income is due primarily to growth of the Company's earning asset base through the Acquisitions and the Company's ability to maintain consistent net interest margin. Net interest income totaled $7,196,000, up $689,000 (or 10.6%) compared to the same period one year ago. The Company's net interest margin was 4.73% in the third quarter, a modest decrease compared to the previous quarter's ratio of 4.75%. Net interest margin in the third quarter of 1996 totaled 4.81%. Recent decreases in the Company's net interest margin are due to increased competition for loans and deposits and the impact of the Russell Acquisition (earning assets are primarily placed in typically lower-yielding earning assets such as real estate loans).

  For the nine months ended September 30, 1997, the Company's provision for loan losses totaled $1,905,000, up $525,000 (or 38.0%) compared to the same period last year. Third quarter provision for loan losses totaled $676,000 compared to $585,000 in 1996's third quarter. Management has provided increased provision for loan losses in recognition of significant loan growth as described in later sections.

  On a year-to-date basis through September 30, 1997, non-interest income increased $671,000 (or 18.0%) to $4,408,000 compared to the same period one year earlier. For the third quarter, non-interest income totaled $1,528,000, up $224,000 (or 17.2%) compared to last year's third quarter. Non-interest expense totaled $4,851,000 in the third quarter, up $273,000 (or 6.0%) compared to the same period last year. For the first nine months of 1997, non-interest expense approximated $14,277,000, up $1,387,000 (or 10.8%) compared to 1996. Increases in non-interest income and non-interest expense relate primarily to the Company's Acquisitions. The Company's efficiency ratio improved to 52.02% for the nine months ended September 30, 1997 compared to 53.81% for the same period a year earlier.

  Management believes that a comparative approach to financial reporting should include the discussion of results using a "cash earnings" method, which removes the after-tax impact of the amortization of intangibles on the Company's results of operations and facilitates comparison of the Company with competitors that make acquisitions using pooling of interest accounting. For the quarter and nine months ended September 30, 1997, intangible amortization expense totaled $274,000 ($181,000 after taxes) and $754,000 ($498,000 after taxes), respectively, compared to $211,000 ($139,000 after taxes) and $429,000
($283,000 after taxes) for the same periods a year earlier. As a result, cash earnings per share for the quarter ended September 30, 1997, totaled $0.65, up $0.08 compared to the third quarter of 1996's calculation of cash earnings per share. For the first nine months of 1997, cash earnings per share totaled $1.90, an increase of $0.19 compared to 1996.

  Management uses cash earnings to evaluate the impact of recent Acquisitions on cash earnings. Increased amortization of intangibles in 1997 has had an impact on the representation of tangible return on assets and equity. Recent acquisitions have increased the Company's amortization expense related to goodwill and other intangibles and as a result, the purchase method of accounting has affected earnings per share and other ratios. In order to provide comparative earnings per share information, management will supplement future financial analysis with discussion concerning cash earnings per share, as previously defined.


Interest Income and Expense
---------------------------
  The Federal Reserve Board increased the discount rate slightly in early 1997 and as a result, the national prime rate moved up 25 basis points. The Company adjusted its base loan rates in the second quarter of 1997 to reflect the increase in the national prime rate. These rate adjustments increased net interest income and made significant contributions to the Company's revenue streams in the second and third quarters of 1997.

  Growth in net interest income continued to fuel the Company's income growth in recent quarters. Third quarter net interest income totaled $7,196,000 in 1997 compared to $6,507,000 in the same period one year earlier, up 10.6%. In the third quarter, interest income totaled $13,639,000 (up $1,593,000 or 13.2%
compared to prior year) and interest expense totaled $6,443,000 (up $904,000 or 16.3% compared to prior year). While interest expense increased in response to market pressures to provide higher interest-bearing products to deposit customers, continued growth in higher-yielding assets such as loans provided the Company increased net interest income.

  Asset growth and corresponding net interest revenue growth occurred as a result of the Russell Federal Acquisition and the Baltimore Banking Center Acquisition. Third quarter increases in net interest income occurred as a result of continuing to shift the mix of the Company's earning assets to higher-yielding assets such as loans.

  Average loan balances increased over $66 million from third quarter 1996 to third quarter 1997 and continues to be the largest earning asset component of the Company's balance sheet. Loans as a percentage of deposits totaled 87.12% at September 30, 1997, compared to 82.29% a year earlier. This ratio reflects the Company's strategic initiatives to increase its higher-yielding asset base and satisfy the strong loan demand experienced it its markets.

  The yield on earning assets was 8.85% in the third quarter of 1997, compared to 8.83% in the same quarter a year earlier. The cost of the Company's funding sources increased 17 basis points in the third quarter of 1997 to 4.15% due to growth in volume of the Company's time deposits, the Company's highest-priced deposits.

  Net interest margin is calculated by dividing fully-tax equivalent ("FTE") net interest income by average interest-earning assets and serves as a performance measurement of the net interest revenue stream from the Company's balance
sheet.   In third quarter 1997, the Company's net interest
margin was 4.73% and matched 1997's year-to-date ratio of 4.73%. For the nine months ended September 30, 1996, net interest margin totaled 4.81%. The first nine months of 1997's decrease compared to prior year net interest margin can be attributed to increased market competition for both loans and deposits.

  During 1997, the Company has aggressively marketed several special short-term time deposits to fund loan demand. In the first half of 1997, special 5-month and 10-month time deposits were priced competitively in the Company's markets and generated significant funding for recent asset growth. The 5-month and 10-month specials were discontinued in the second quarter. In the third quarter, the Company began offering a special 7-month time deposit designed to retain previously written short-term time deposits as well as provide opportunities for new customers to use the many products and services offered by the Company. The 7-month special continues to be a popular product in the Company's markets and will be continued until volume goals are reached. Management expects interest rate pressures will continue to challenge the Company for the remainder of 1997 and into 1998 as financial institutions and other competitors continue to search for new methods and products to satisfy increasing customer demand for higher yielding interest-bearing deposits.

  Please refer to the "Consolidated Average Balance Sheet and
Analysis of Net Interest Income" table included on page 22 for a complete quantitative evaluation of the Company's net interest margin.

  In the third quarter, the Company recorded a provision for loan losses of $676,000, up from $585,000 in third quarter 1996, due primarily to increased loan volumes. In the third quarter, the Company experienced decreased consumer credit delinquencies as a percent of total consumer loans outstanding. However, due to increased commercial loan activity and the inherent risk associated with commercial loans and possible future loan demand, management expects to maintain the current level of loan loss provision in the fourth quarter and similar levels into early 1998.


Non-Interest Income
-------------------
  The Company's non-interest income is generated from four primary sources: income derived from fiduciary activities, cost-recovery fees related to deposit accounts, electronic banking revenues, and income generated by the Company's insurance agency subsidiaries. In the first nine months and third quarter of 1997, all of the Company's major sources of non-interest income grew compared to the same periods a year earlier. These increases illustrate management's commitment to continual improvement of the Company's operating performance through revenue growth associated with a variety of non-interest income generating activities.

  The Company's Investment and Trust Division of Peoples Bank had a strong third quarter. The fee structure for fiduciary activities is based primarily on the fair value of assets under management and since year-end 1996, total assets managed have increased nearly $20 million to over $450 million at September 30, 1997. As a result of growth in market values and in the number of accounts served, third quarter income generated from fiduciary activities totaled $559,000, up 24.5% compared to $449,000 of revenue in third quarter 1996. The Investment and Trust Division continues to be a leader in fiduciary services for the Company's market area and a significant contributor to the Company's increased revenue related to cost-recovery services. On a year-to-date basis through September 30, 1997, revenue from fiduciary activities totaled $1,592,000, up 14.5% compared to last year's income for the first nine months.

  Deposit account service charge income has also increased in 1997 compared to prior periods, due primarily to the full-year effect of additional cost-recovery fees from deposits acquired in the Banking Center Acquisition in the second quarter of 1996. The Company's fee income generated from deposits is based on cost recoveries associated with services provided. In addition, non-customer activity in the Company's network of ATM's has increased and caused a corresponding increase in ATM-related fees. In the third quarter of 1997, total account service charge income reached $557,000, compared to $520,000 for the same period last year, an increase of 7.1%. In the first nine months of 1997, account service charge income reached $1,609,000, up $213,000 (or 15.3%) over 1996.

  Electronic banking has been a service offered to the Company's customer's for several years, including ATM cards, direct deposit services, and debit card services. Recently the financial services industry has increased its focus on electronic banking products as a method to enhance relationships with the customer. In 1997, the cost-recovery fees associated with these products and services have started to impact the Company's non-interest income. In the third quarter, total electronic banking revenue reached $124,000, up $19,000 (or 18.1%) compared to the same period a year earlier. For the nine months ended September 30, 1997, electronic banking revenues totaled $345,000, up 33.2% from $259,000 for the same period in 1996. Increases are due primarily to revenues related to the debit card program launched in late 1996.

  In late 1995, First National Bank's subsidiaries, Northwest Territory Life Insurance Agency, Inc. and Northwest Territory Property and Casualty Insurance Agency, Inc. (the "Agencies"), were awarded insurance agency powers in the State of Ohio. The Agencies received Certificates of Qualification to provide full life and property insurance product lines to consumers in Ohio. Although the Agencies' results of operations did not have a material impact on results of the first nine months or quarter ended September 30, 1997, they are anticipated to produce income growth and long-term value to the Company through internal development as well as external affiliation and acquisition. Currently the Agencies are generating fee income on sales of annuities, mutual funds, and other similar investment products, as well as life insurance policies. Management intends to develop the Agencies' property and casualty insurance product lines through both internal development and acquisition of existing independent agencies.

  In addition to traditional deposit products generating non-interest income for the Company, an agreement with an unaffiliated securities dealer has also generated non-interest income through the receipt of lease payments. Management expects this non-traditional revenue source to continue to provide incremental earnings for the Company in the future.


Non-Interest Expense
--------------------
  Maintaining acceptable levels of non-interest expense and operating efficiency continue to be important performance objectives for the Company. For the quarter ended September 30, 1997, non-interest expense was $4,851,000, an increase of $273,000 (or 6.0%) compared to the same period last year. This increase relates primarily to the Acquisitions and related increased levels of non-interest expense such as salaries and benefits, intangible amortization, etc. Management has initiated steps to leverage non-interest expense associated with market expansion, and believes non-interest expense levels have stabilized when compared to the previous quarter totals of non-interest expense.

  When comparing year-to-date and quarterly information from 1997 to 1996, it is important to note the changes to the Company's non-interest expense levels related to the Acquisitions. The impact of the Acquisitions, including salaries and employee benefits and amortization of intangibles, represent the majority of the increase in non-interest expense for the third quarter. Non-operational items have resulted in significant increases in the third quarter and first nine months of 1997's non-interest expense compared to the same periods a year earlier. In particular, amortization of intangibles totaled $274,000 in third quarter 1997, compared to $211,000 for the same period last year, an increase of $63,000 (or 29.9%).

  Expenses for human resources also increased through the Acquisitions and corresponding expansion of the Company's services and geographic area. For the quarter ended September 30, 1997, salaries and benefits expense increased $189,000 (or 9.8%) to $2,113,000 compared to 1996's third quarter. The Acquisitions increased the number of employees due to the retention of many customer service associates. At September 30, 1997, the Company had 304 full-time equivalent employees, up from 288 employees at December 31, 1996. The Company had
261 employees at March 31, 1996, before the combined impact of the Acquisitions. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources while concentrating on maximizing customer service.

  Compared to the third quarter of 1996, software support and maintenance costs increased $68,000 to $233,000 in the third quarter of 1997. These costs are related to upgrades of existing software products as well as expense for maintenance agreements for many of the software systems used for product delivery and enhanced customer service. Management believes technology is a key factor for the Company's delivery methods and plans to continue investment in technology to enhance customer service and improve operating efficiencies.

  Many categories within non-interest expense remained at levels comparable to last year's third quarter and first nine months. Management believes that non-interest expense was leveraged through September 30, 1997, and will continue to focus on the Company's efficiency ratio as a key indicator of performance. The Company's efficiency ratio totaled 51.48% and 52.02% in the recent quarter and nine months, compared to 54.02% and 53.81% for the same periods last year. Management expects the efficiency ratio to continue to modestly improve throughout the remainder of 1997 due to continued leveraging of the Company's non-interest expense to generate net interest income and other revenue streams.


Return on Assets
----------------
  For the quarter ended September 30, 1997, return on average assets ("ROA") totaled 1.29%, up from 1.21% recorded in the same period a year earlier. Third quarter 1996 ratio's were impacted by costs incurred related to the Banking Center Acquisition.

  For the nine months ended September 30, 1997, ROA totaled 1.28% compared to 1.29% in 1996. This decrease is a primary result of the additional amortization expenses related to the Acquisitions. Also, the Company's Russell Federal Acquisition
(a thrift subsidiary) has caused ROA to decrease slightly in 1997. In general, the thrift industry has historically performed at lower ROA levels than commercial banks due to the core competencies usually associated with the thrift industry. Management anticipates that ROA levels will remain relatively stable for the remainder of 1997.


Return on Equity
----------------
  Management believes return on average stockholders' equity ("ROE") is an important indicator of an organization's financial strength and continues to monitor the performance of the Company relative to this ratio. The Company's ROE in the third quarter was 14.33% compared to 13.84% for the same period a year earlier. On a year-to-date basis, ROE totaled 14.42% for the nine months ended September 30, 1997, compared to 14.49% last year.

  The Company's capital is adequate under regulatory and industry standards and has grown through retention of higher earnings over the last several quarters and the recent growth in the markup of the Company's equity due to net unrealized holding gains on the Company's investment portfolio. Total equity for the Company has increased nearly $5.2 million since December 31, 1996. As a result, the Company's ROE has been tempered in the third quarter and first nine months of 1997.

  Management will focus efforts on enhancing ROE through the remainder of 1997. Fourth quarter 1997 and 1998 ROE will be impacted by the Gateway Acquisition and the approximately $15.6 million in equity the Company will issue as a result of the purchase. Management expects ROE to drop below recent ROE performance due to the increased equity base of the Company and will continue to strive to find ways to leverage the capital of the Company in 1998.

  On September 12, 1997, the Company's Board of Directors authorized the Company to repurchase up to 10,000 treasury shares at market prices. Newly purchased treasury shares will be used in the Company's stock option programs. At September 30, 1997, the Company owned no treasury shares and has been using authorized, unissued shares for recently exercised stock options.


Federal Income Tax Expense
--------------------------
  Federal income taxes increased from $818,000 in third quarter of 1996 to $1,039,000 in 1997's third quarter, a change of $221,000 (or 27.0%) compared to the same period a year earlier. For the six months ended September 30, 1997, federal income taxes totaled $2,966,000, an increase of $390,000 (or 15.1%) compared to the same period a year earlier. These increases can be attributed to the Company's higher pre-tax income and a modest decrease in tax-exempt revenue. The Company's effective tax rate is approximately 32%.


FINANCIAL CONDITION
-------------------

Overview of Balance Sheet
-------------------------
  Total assets increased from $616.6 million at December 31, 1996 to $679.9 million at September 30, 1997, a growth rate of 10.3%. The Company continued to leverage its capital base through the first quarter Acquisitions and strong loan growth in the third quarter.

  The increase in assets can be attributed to the assets acquired in the Russell Federal Acquisition and the Baltimore Banking Center Acquisition. The Russell Federal Acquisition boosted the Company's loan balances by $22.4 million at September 30, 1997.

  Internal loan growth also continued its upward trend in the first nine months of 1997 and particularly the third quarter as the Company employed more assets into higher-yielding products. Total loans reached $484.2 million at September 30, compared to $422.4 million at December 31, 1996. Loan growth has been steady throughout most of 1997, but third quarter growth was quite strong, as average loans totaled $473.4 million in third quarter 1997, up $15.3 million (or 3.3%) compared to the previous quarter's average.

  Total deposits increased $51.1 million (or 10.1%) for the nine months ended September 30, 1997. External sources provided most of the growth, as the Russell Federal Acquisition and the Baltimore Banking Center Acquisition contributed nearly $34 million in deposit growth at September 30, 1997, compared to the Company's year-end balances. In general, the Company has been successful maintaining the deposit balances purchased in the Acquisitions.

  Additional deposit growth occurred in interest-bearing demand deposits and in particular, certificates of deposits ("CD's"). For the three months ended September 30, 1997, average CD balances increased $9.9 million to $278.1 million. In addition to retaining many maturing CD's, an aggressively priced short-term CD offering contributed significant new deposits to third quarter growth.

  Since December 31, 1996, total borrowings increased $7.5 million (or 15.3%) to $56.2 million, while stockholders' equity increased $5.2 million (or 9.3%) to $61.4 million. The Company purchased $328,000 of treasury shares in the first nine months of 1997 and also reissued treasury shares through exercised stock options, resulting in a zero balance of treasury stock at September 30, 1997.


Cash and Cash Equivalents
-------------------------
  Cash and cash equivalents totaled $27.7 million at September 30, 1997, down modestly from year-end 1996's balance of $28.5 million. Balances in cash and cash equivalents have fluctuated significantly in the first nine months of 1997 due to funds available from the Baltimore Banking Center Acquisition. In the third quarter, these balances stabilized. Management considers cash balances at September 30, 1997, to be normal and reflect the shifting of balances to other higher-yielding assets such as loans.

  Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity factors. Management believes the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portion of the investment and loan portfolios that matures within one year. These sources will enable the Company to meet funding obligations and off-balance sheet commitments as they mature.


Investment Securities
---------------------
  Investments in securities did not significantly fluctuate during the third quarter of 1997, increasing $1.4 million to $149.2 million at September 30, 1997. In the third quarter, the Company purchased $7.2 million of available-for-sale securities and recorded proceeds from sales or maturities of available-for-sale securities of $7.4 million.

  The increase in the value of the investment portfolio was due primarily to growth in the market value of the Company's securities held within the portfolio. The Company's entire investment portfolio is classified as available-for-sale and as a result, changes in interest rates have more impact to the total valuation of investment securities. At September 30, 1997, the Company's markup on investment securities totaled $3.2 million, up $1.2 million since June 30, 1997. Management believes securities classified as available-for-sale provide greater flexibility in management of this portfolio to meet liquidity needs and other funding obligations as they arise.

  The Company's balances in specific investment categories remained relatively unchanged from year-end 1996. The investment portfolio primarily is comprised of $75.6 million invested in US Agencies and mortgage-backed securities. The Company continues a significant investment in US Treasuries, which totaled $29.3 million at September 30, 1997, up approximately $4 million since year-end 1996. Tax-exempt investments totaled $22.8 million at the end of the third quarter compared to $22.6 million at year-end 1996.

  The impact of the Russell Federal Acquisition increased the Company's total investment securities by $6.2 million at September 30, 1997. Upon consummation of the Russell Federal Acquisition, the Company reclassified all of Russell Federal's investment portfolio to available-for-sale securities to conform to the Company's investment policy. The majority of Russell Federal's portfolio is invested in US Treasury and US Agencies securities.

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


Loans
-----
  The Company's lending is primarily focused in central and southeastern Ohio, northern West Virginia, and northeastern Kentucky markets, and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending. The Company's loan volume grew in early 1997 due primarily to the Russell Federal Acquisition. At September 30, 1997, Russell Federal had $22.4 million in loans (primarily real estate loans).

  In the third quarter of 1997, loan originations occurred primarily in the southeastern and central Ohio markets, reflecting additional credit opportunities in the markets served. Average loans in the third quarter totaled $473.4 million, up $15.3 million (or 3.3%) from 1997's first quarter average of $458.1 million.

  The following table details total outstanding loans at the specified dates:

                                         September 30,    December 31,
                                             1997            1996
                                         -------------    ------------
Commercial, financial, and agricultural   $143,172,000    $127,927,000
Real estate, construction                   15,649,000       9,944,000
Real estate, mortgage                      209,750,000     175,505,000
Consumer                                   115,612,000     109,037,000
                                          ------------    ------------
    Total loans                           $484,183,000    $422,413,000
                                          ============    ============


  Real estate loans (excluding construction loans) continue to comprise the largest portion of the Company's loan portfolio, totaling over $209 million at September 30, 1997, an increase of over $34 million since year-end 1996. The Russell Federal Acquisition boosted loan volume while other markets also experienced increased loan activity, particularly in the third quarter. Significant growth continues to occur in 1 to 4 family residential loans. Average balances in all real estate loans (including construction loans) totaled $211.5 million for the third quarter, up $5.3 million compared to the previous quarter. The majority of real estate loan growth in the third quarter of 1997 occurred primarily in the established markets of southeastern Ohio.

  Since year-end 1996, home equity credit line ("Equiline") balances increased $1.5 million to $17.0 million at September 30, 1997, reflecting consumer demand in the markets served by the Company. Equiline growth demonstrates the Company's commitment for quality loan programs designed to meet the needs of the customer and management expects the Equiline program to continue to be an integral part of the Company's array of loan products.

  The largest growth in the third quarter occurred in commercial, financial, and agricultural loans ("commercial loans"). Average commercial loan balances increased $7.5 million (or 5.4%) compared to the previous quarter, to a balance of $146.7 million. Economic conditions in the Company's markets have provided quality credit opportunities, in particular, in southeastern Ohio and central Ohio. Management will continue to focus on the enhancement and growth of the loan portfolio while maintaining appropriate underwriting standards.

  Consumer lending continues to be a vital part of the core lending facilities of the Company. In the third quarter, the Company's average consumer loans increased $2.5 million to $115.2 million. The majority of the Company's consumer loans are in the indirect lending area. At September 30, 1997, the Company had indirect loan balances of $72.5 million, up $4.2 million since year-end 1996. Management is pleased with the recent combination of performance and growth of the indirect segment of the Company's loan portfolio. Lenders use a tiered pricing system that enables the Company to apply an interest rate based on the corresponding risk of a loan. Although consumer debt delinquency is on the rise in the financial services industry (due mostly to credit card debt), management's recent actions to reinforce the Company's pricing system and underwriting criteria have tempered delinquencies and overall growth of the portfolio. Management expects the indirect lending portfolio to remain an integral part of the Company's loan portfolio in future quarters.


Loan Concentration
------------------
  The Company does not have a concentration of its loan portfolio in any one industry. In the first quarter of 1997, the Russell Acquisition increased the Company's loan balances in real estate lending (both mortgage and construction loans), and this component continues to comprise the largest balance of the loan portfolio. Growth in real estate loans continued in the third quarter, reaching $225.4 million, or 46.6% of total loans at September 30, 1997, while commercial, financial, and agricultural loans totaled $143.2 million, or 29.6% of the loan portfolio. The remaining loans are comprised of loans to individuals totaling $115.6 million at September 30, 1997, or 23.8% of the loan portfolio.

  One of the Company's largest group of commercial loans consists of automobile dealer floor plans, which totaled $16.1 million at September 30, 1997. It is the Company's policy to obtain the underlying inventory as collateral on these loans.

  The Company does not extend credit to any single borrower in excess of the combined legal lending limits of its subsidiary banks, which approximated $10.2 million at September 30, 1997.


Allowance for Loan Losses
-------------------------
  Despite strong loan growth in recent quarters, the Company's allowance for loan losses as a percentage of loans increased modestly from 1.56% at June 30, 1997, to 1.60% at the end of the third quarter of 1997. Since June 30, 1997, the total dollar amount of the allowance for loan losses increased $465,000 while total loans grew $16.7 million in the third quarter. Since year-end 1996, the total dollar amount of the allowance for loan losses increased $890,000 while total loans have increased $61.8 million in the nine months ended September 30, 1997.

  In the third quarter of 1997, the provision for loan losses totaled $676,000 compared to $585,000 for the same period last year. For the nine months ended September 30, 1997, the provision for loan losses totaled $1,905,000 compared to $1,380,000 for the same period a year earlier. The Company's provision for loan losses has increased steadily since the third quarter of 1996 due to the combination of overall loan growth and consumer loan delinquencies.

  Over the past several years, the Company has been very active in indirect lending and other personal loans. In late 1996 and early 1997, management implemented additional measurements of the Company's indirect lending performance, including a review of underwriting standards and more aggressive collection of past due accounts, and as a result, the Company's consumer loan delinquencies have decreased. Management will continue to monitor the entire loan portfolio to maintain loan quality and effective underwriting standards. Anticipated loan growth in future quarters could impact the provision for loan losses.

  The following table presents changes in the Company's allowance for loan losses:

                              Three Months Ended        Nine Months Ended
                                September 30,             September 30,
                              1997         1996         1997         1996
                           ----------   ----------   ----------   ----------
Balance, beginning
  of period                $7,298,000   $6,723,000   $6,873,000   $6,726,000
Allowance for loan losses
  acquired in Russell
  Federal Acquisition                                   120,000
Chargeoffs                   (376,000)    (569,000)  (1,529,000)  (1,578,000)
Recoveries                    165,000      167,000      394,000      378,000
                           ----------   ----------   ----------   ----------
    Net chargeoffs           (211,000)    (402,000)  (1,135,000)  (1,200,000)
                           ----------   ----------   ----------   ----------
Provision for loan losses     676,000      585,000    1,905,000    1,380,000
                           ----------   ----------   ----------   ----------
Balance, end of period     $7,763,000   $6,906,000   $7,763,000   $6,906,000
                           ==========   ==========   ==========   ==========


  Chargeoffs in the third quarter of 1997 significantly decreased compared to the same quarter a year earlier, reflecting management's commitment to reducing delinquencies and resulting chargeoffs in the personal loan portfolio. Compared to the second quarter of 1997, net chargeoffs were down $284,000 (chargeoffs decreased $266,000 and recoveries increased
$18,000). Net chargeoffs in the second quarter of 1997 were impacted by chargeoffs of several commercial loans. In the third quarter of 1997, the commercial loan category recorded a net recovery of approximately $22,000.

  Third quarter consumer loan chargeoffs and recoveries totaled $343,000 and $111,000, respectively, down significantly from third quarter 1996's totals of gross chargeoffs of $555,000 and
recoveries of $153,000.   Unlike many other financial
institutions, where consumer credit problems have occurred in the credit card segment, a significant portion of the Company's chargeoffs in 1996 occurred in the consumer loan category and in particular, indirect lending, which has experienced increased loan activity in recent reporting periods. Management is confident that the recent positive trends experienced in the indirect loan portfolio will continue through the remainder of 1997.

  Net chargeoffs in the real estate loan category were lower than expected and demonstrate the quality of that segment of the loan portfolio. Management will continue to monitor the entire loan portfolio to determine the adequacy of the allowance.

  Nonperforming loans (those loans classified as nonaccrual, 90 days or more past due, and other real estate owned) as a percentage of outstanding loans were 0.27% at September 30, 1997, compared to 0.31% at June 30, 1997, and 0.39% at year-end 1996. Nonaccrual loans and those loans 90 days past due totaled $746,000 and $428,000 at September 30, 1997, compared to $808,000 and $580,000, respectively, at June 30, 1997. Other real estate owned totaled $147,000 at September 30, 1997, compared to $67,000 at June 30, 1997. Management believes the current nonperforming loan ratio is acceptable and reflects the overall quality of the Company's loan portfolio.

  At September 30, 1997, the Company had an insignificant amount of loans that were considered impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by SFAS No. 118. Management will continue to monitor the status of impaired loans, as well as performing and non-performing loans, in order to determine the appropriate level of the allowance for loan losses. Management believes the allowance for loan losses of 1.60% of total loans at September 30, 1997, to be adequate to absorb inherent losses in the portfolio.


Funding Sources
---------------
  The Company considers deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Company, reaching $555.8 million at September 30, 1997, an increase of $10.5 million since June 30, 1997.

  Deposit growth in 1997 occurred primarily in the first quarter through the Russell Federal Acquisition and the Baltimore Banking Center Acquisition. At September 30, 1997, the impact of the Russell Federal Acquisition to the Company's total deposits was $21.0 million (approximately $4.7 million in savings deposits and $16.3 million in balances of certificates of deposit). At September 30, 1997, the Baltimore Banking Center Acquisition contributed approximately $12 million to 1997's deposit growth. The majority of those deposits are interest-bearing certificates of deposits ("CD's") and Individual Retirement Accounts ("IRA's").

  In addition to funds acquired in the Russell Federal Acquisition and the Baltimore Banking Center Acquisition, the Company also experienced internal deposit growth in the third quarter of 1997 in interest-bearing transaction accounts and savings accounts. In early 1997, the Company introduced several "relationship accounts" that provided incentives for new and existing customers to open deposit accounts (both non-interest bearing and interest-bearing) based on deposits in other products such as CD's or IRA's. The program was successful and as a result, management intends to promote other products in a similar manner. Total interest-bearing transaction deposits averaged $130.0 million in the third quarter of 1997, up $5.1 million (or 4.1%) compared to the previous quarter. Total time deposit balances averaged $278.1 million for the three months ended September 30, 1997, an increase of $9.9 million (or 3.7%) compared to the previous quarter.

  In the second quarter of 1997, management introduced aggressively priced 5-month and 10-month CD's. These "specials" were well-received in the Company's markets and produced approximately $10 million in additional deposits for the Company to fund loan growth. The CD specials also allowed the Company to retain many maturing deposits as competition for deposits continued to increase in the third quarter of 1997. In early third quarter, the specials reached volume goals and as a result, management discontinued offering the specials.

  Late in the third quarter of 1997, management introduced a 7-month special designed to retain maturing short-term CD's as well as provide a competitive product in many of the markets served by the Company. The 7-month special has been successful and volume continues to increase in this product. As a result of the CD specials, total CD balances reached $283.9 million at September 30, 1997, an increase of $7.5 million in the third quarter. Management expects CD's to continue to be a vital funding source for the Company in the future.

  Average balances in non-interest bearing demand deposits decreased $2.1 million to $58.1 million for the three months ended September 30, 1997. Many customers continue to shift deposit balances into interest-bearing deposit accounts and other time deposits in effort to maximize returns. Customers also shifted deposits into certain interest-bearing checking accounts during the third quarter due to favorable rates being offered on those deposits. Management will continue to focus efforts to maintain the non-interest bearing deposit base of the Company.

  Management feels the deposit base remains the most significant funding source for the Company and will continue to concentrate on deposit growth and maintaining adequate net interest margin to meet the Company's strategic goals.

  Short-term borrowings increased during the third quarter to $24.6 million at September 30, 1997, up from the previous quarter end balance of $19.8 million, due primarily to increases in short-term Federal Home Loan Bank ("FHLB") borrowings. At September 30, 1997, the Company had $4.0 million in short-term borrowings at the FHLB, compared to $0.6 million at June 30, 1997. In general, the Company accesses this funding source at various times to meet liquidity needs as they arise. The Company will continue to access short-term FHLB borrowings as necessary.

  In addition to traditional deposits, the Company continues to maintain long-term borrowings from the FHLB. This allows the Company to obtain reliable funds at fixed and indexed rates for longer periods of time than other traditional deposit products, creating the opportunity to match longer term fixed rate mortgages and other extended-maturity asset commitments against a similar funding source. Total long-term FHLB advances were $28.6 million at September 30, 1997, a net increase of $1.0 million during the third quarter as a result of a combination of advances and scheduled principal paydowns. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.

  In order to finance the purchase of the Russell Federal
Acquisition, the Company obtained a $3 million loan from an unaffiliated financial institution. The remaining funds for the Russell Federal Acquisition were generated from internal sources. Principal paydowns are scheduled to begin on the $3 million note in the first quarter of 1998.

   On June 17, 1997, the Company and Gateway Bancorp, Inc. ("Gateway"), a Kentucky corporation headquartered in Catlettsburg, Kentucky, entered into a definitive agreement providing for the acquisition of Gateway by the Company. The definitive agreement states the terms of consideration to be approximately 32% cash and 68% in shares of Company stock, resulting in an aggregate purchase price of approximately $21.9 million ($6.3 million in cash and $15.6 million in the Company's stock). Due to the timing of the consummation of the Gateway transaction, the Company may have to obtain a short-term loan from an unaffiliated financial institution. Management intends to ultimately finance the cash portion of the Gateway purchase with internally generated sources.


Capital/Stockholders' Equity
----------------------------
  The Company's capital provides a strong base for profitable growth. Total stockholders' equity was $61.4 million at September 30, 1997, compared to $58.9 million at June 30, 1997, and $56.2 million at year-end 1996.

  Since the Company's investment portfolio is classified as available-for-sale, both the investment and equity sections of the Company's balance sheet are more sensitive to the changing market values of investments. As a result of first quarter increases in interest rates, equity growth was slowed in the first quarter. At September 30, 1997, the impact to equity had increased $0.7 million since year-end 1996 to $2.1 million, due to favorable changes in interest rates relative to the Company's investment portfolio yields.

  In the third quarter of 1997, the Company earned $2.2 million and declared dividends of $657,000 (or $0.19 per share), a dividend payout ratio of 30.42%, compared to 32.40% in third quarter 1996. For the nine months ended September 30, 1997, the Company had net income of $6.3 million and declared dividends of $1.9 million, a dividend payout ratio of 30.19%, compared to 29.11% for the same period last year. Management feels this is an acceptable payout ratio and anticipates similar payout ratios in future periods.

  The Company has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. The Company's risk-based capital ratio of 12.53% at September 30, 1997, is well above the minimum standard of 8%. The Company's Tier 1 capital ratio of 11.27% also exceeded the regulatory minimum of 4%. The Leverage ratio at September 30, 1997 was 7.80% and also above the minimum standard of 3%. These ratios increased slightly during the third quarter and provide quantitative data demonstrating the strength and future opportunities for use of the Company's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Company as part of its strategic decision process.

  On December 12, 1996, the Company's Board of Directors authorized the purchase of 10,000 treasury shares at market prices for use in conjunction with employee benefit plans. In early September, the Company had purchased 9,150 treasury shares. On September 12, 1997, the Board of Directors authorized the purchase of an additional 10,000 treasury shares and subsequently, the Company purchased 1,000 treasury shares. Due to stock option exercises, the Company had no treasury shares at September 30 for use in its employee benefit plans. Future exercises will be issued from authorized and unissued common shares, unless additional treasury shares are purchased. At November 1, 1997, the Company had 9,000 shares available to be purchased as treasury shares under the Board's September 12, 1997 authorization.

  On or about December 12, 1997, the Company expects to issue approximately $15.6 million of Peoples Bancorp equity (or approximately 354,000 shares) to the shareholders of Gateway, in relation to the transaction described in other sections of this Form 10-Q. The definitive agreement states the terms of consideration to be approximately 32% cash and 68% in shares of Company stock, resulting in an aggregate purchase price of approximately $21.9 million ($6.3 million in cash and $15.6 million of the Company's stock).


Liquidity
---------
  Liquidity measures an organization's ability to meet cash obligations. During the nine months ended September 30, 1997, the Company generated cash from operating and financing activities of $8.5 million and $24.9 million, respectively. The
Company used cash flows of $34.2 million in investing activities, primarily through lending activities.

  The major cash inflow in the first nine months of 1997 was the $24.4 million increase in interest-bearing deposits. The CD specials offered during the third quarter generated significant cash flow and retained many existing deposits. Also, the net cash received from the Acquisitions during the first quarter of 1997 was $4.7 million. Major outlays of cash for the nine months ended September 30, 1997, included $41.2 million in loans, of which $16.9 million occurred in the third quarter as the Company responded to strong loan demand in many of its markets. The Consolidated Statements of Cash Flows presented on page 5 of the Company's Consolidated Financial Statements provides analysis of cash flow activity.

  Additionally, management considers that portion of the loan portfolio that matures within one year and the maturities within one year in the investment portfolio as part of the Company's liquid assets. The Company's liquidity is monitored by the ALCO, which establishes and monitors ranges of acceptable liquidity. Management feels the Company's current liquidity position is acceptable.


Interest Rate Sensitivity
-------------------------
  At September 30, 1997, the Company's interest rate sensitivity position, based on static gap analysis, did not significantly shift from the previous quarter-end and 1996 year-end:
liability sensitive in the short-term and asset sensitive for periods longer than one year. In general, static gap information reflects that the Company is in a net asset sensitive position for periods beyond three months and in theory, this means if interest rates increase, the Company's net interest income will increase over time. Management uses simulation modeling and forecasting to determine the impact of a changing interest rate environment. These tools provide dynamic information concerning the Company's balance sheet structure in different rate environments. Management believes the Company's current mix of assets and liabilities provides a reasonable level of insulation to significant fluctuations in net interest income and the resulting volatility of the Company's earnings base.

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


Future Outlook
--------------
  Third quarter results of operations represent improved financial performance through a combination of external growth and enhanced core competencies. Management continues to challenge its employees to identify critical banking processes and re-engineer services to provide the customer with the highest quality products and services. Investments in technology provide the opportunity to compete at higher levels than most other financial institutions of similar size and enable the Company to meet future customer service challenges.

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

  The Russell Federal Acquisition in early 1997 established the Company's first presence in Kentucky as well as in the thrift industry. In the first nine months of 1997, Russell Federal initiated strategic steps to leverage its substantial capital base (as a recently converted mutual savings bank) and increase earnings potential. The tri-state markets of southern Ohio, northeastern Kentucky, and western West Virginia offer many future growth opportunities. By late 1997, the Company intends to offer its complete program of deposit and loan products to the customers of northeastern Kentucky through Russell Federal.

  As discussed in detail in earlier sections of this Form 10-Q, on April 25, 1997, the Company announced the signing of a non-binding letter of intent with Gateway Bancorp, Inc. ("Gateway"), a Kentucky corporation headquartered in Catlettsburg, Kentucky, providing for the acquisition of Gateway. A definitive agreement was signed on June 17, 1997. The aggregate purchase price will approximate $21.9 million ($6.3 million in cash and $15.6 million of the Company's stock) based on the assumption that the Company's market value of common stock is $44.00 (the average of the closing high bid and low asked price of the Company's common stock per the Nasdaq National Market on October 31, 1997).

  Necessary regulatory approval has been obtained and the acquisition is subject to approval of Gateway shareholders at a special meeting to be held December 4, 1997. Pending Gateway shareholder approval, completion of the purchase is expected to occur on or about December 12, 1997, and would represent the Company's second acquisition of a thrift subsidiary and subsequent expansion of the Company's presence in northeastern Kentucky. As of September 30, 1997, Gateway had approximately $62.6 million in total assets, $44.9 million in deposits, and $17.4 million in stockholder's equity.

  Currently neither Russell Federal nor Gateway offer non-interest bearing deposit accounts to their markets. After the consummation of the Gateway acquisition, management intends to expand Russell Federal's and Gateway's current product offerings and focus on leveraging existing resources as well as additional technological and strategic resources that will enhance customer service and increase market penetration. These strategic actions are designed to enhance the product offerings at the Company's thrifts to maximize the relationship with current customers as well as increase the potential to attract new customers in those markets.

  Management is excited by the opportunity to expand the Company's presence in northeastern Kentucky and contiguous metropolitan areas in West Virginia. The nearby Ashland, Kentucky - Huntington, West Virginia metropolitan market represents an opportunity to provide the Company's array of financial products to many commercial and consumer customers through Gateway's network of offices and customer service resources. Management intends to leverage the significant capital bases of Gateway and Russell Federal through expansion of product offerings and increased market penetration as well as a focus on customer retention.

  Management continues to view a combination of external growth and internal development as strategic goals to enhance shareholder return. While results through September 30, 1997, reflect that the Company's earning assets were positioned to provide strong net interest income, the interest rate environment will play an important role in the future earnings of the Company. Although management is satisfied with third quarter 1997's net interest margin, continuing pressures on net interest margin are likely to intensify in the future.

  In addition to the special short-term CD's that were introduced during the third quarter, management has implemented new pricing strategies to generate deposits and effectively retain the new deposits assumed through the Acquisitions. This strategy includes a tiered CD pricing structure in which the customer earns a higher interest rate by investing more money in a CD product. This product has been well-accepted by many customers in the markets served by the Company and has provided additional deposit growth in the third and fourth quarters of 1997. Management expects this new CD product to be an integral part of the Company's deposit product offerings in the future.

  The Company's balance sheet growth continues to be a focus of management. The recent CD specials boosted the Company's funding sources and provided opportunity for asset growth through increased loan activity. Management expects commercial loan demand to provide additional income opportunities for the Company during the remainder of 1997. At September 30, 1997, the loan to deposit ratio totaled 87.12%, up from 85.72% at June 30, 1997. Management is comfortable with the current loan to deposit ratio and expects the ratio to stabilize or increase slightly in the future due to anticipated loan demand.

  The recent increase in loan balances has also spurred increases in the provision for loan losses. Management is pleased with a slowdown of consumer loan chargeoffs in the third quarter and expects future consumer loan chargeoffs to be consistent with third quarter results. Management feels the current allowance for loan losses is adequate to absorb losses inherent in the loan portfolio at September 30, 1997. However, future provision for loan losses are affected by the delinquencies in all loan categories, and as a result, may increase in future quarters as anticipated loan growth occurs.

  Management is in the process of using simulation data in its analysis of the earnings potential of the Company and how it relates to changes in interest rates. Simulation data indicates the Company is asset sensitive. Management believes the balance sheet is adequately positioned to avoid significant earnings volatility and analyzes the use of off-balance sheet instruments to temper interest rate risk. The Company's ALCO Committee holds regular meetings to discuss and analyze earnings potential in relation to the Company's balance sheet composition.

  The Company continues to research methods to provide electronic banking services to its customers. The Company's successful debit card has been well-received by many customers and should continue to generate increasing revenue streams. In early 1998, the Company plans to introduce a PC-based cash management product that will be offered for both consumer and commercial customers. In the fourth quarter of 1997, management intends to begin testing the cash management product at several "beta" sites. Management believes that "home banking" and "PC banking" are future services that must be part of the Company's core delivery of services. The Company is aware of changing consumer preferences related to financial product delivery systems and believes that PC banking will emerge as a major financial product delivery system for many of the Company's customers. Management recognizes the importance of electronic banking to its customer base and continues to focus efforts designed to enhance this process and allow customers unlimited banking products and services at their convenience.

  In addition to increased market penetration in Kentucky, the Company intends to increase its market presence in southeastern Ohio with the opening of a new full-service office in Athens, Ohio. In early 1998, Peoples Bank will open a full-service banking facility in the newly renovated HDL Center at 152 Union Street in downtown Athens, near the Ohio University campus. The facility will be a full-service center, including an ATM, a drive-through facility, and will have loans and investment services. The Company has received regulatory approval from the FDIC for the opening of the Union Street office.

  The Union Street office will complement two existing full-service offices in Athens as well as offices in nearby Nelsonville and The Plains. The expansion of Peoples Bank's presence in Athens (in southeastern Ohio) represents a strategic initiative designed to capture increased market share in this area.

  In addition to the new full-service facility in Athens, Peoples Bank continues plans to refurbish its office in Baltimore, adding drive-through customer service areas. First National
Bank is in initial stages of rehabilitating its downtown
Caldwell office to enhance customer service. Also, First National Bank has added an ATM location near a major highway, providing improved customer service and cost-recovery opportunities through convenient access by non-customers. Enhancements to the Company's existing facilities will improve customer service and emphasize the Company's existing strengths in serving our customers.

  Management concentrates on return on equity and earnings per share objectives, plus other methods, to measure and direct the performance of the Company. New products and services are consistently being evaluated for consumer acceptance and potential return on the Company's investment. While past results are not an indication of future earnings, management feels the Company is positioned to maintain current levels of performance through the remainder of 1997 and into 1998.


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



PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------

CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME
----------------------------------------------------------------------


                                 For the Three Months                For the Nine Months
                                  Ended September 30,                Ended September 30,
                                1997              1996             1997              1996
                         Average  Yield/   Average  Yield/   Average  Yield/   Average  Yield/
                         Balance   Rate    Balance   Rate    Balance   Rate    Balance   Rate
ASSETS
Securities:
 Taxable                $125,136   6.78%  $131,156   6.80%  $125,547   6.83%  $127,866   6.76%
 Tax-exempt               21,937   8.26%    22,514   8.49%    22,023   8.31%    22,747   8.46%
                        --------  ------  --------  ------  --------  ------  --------  ------
  Total                  147,073   7.00%   153,670   7.04%   147,570   7.05%   150,613   7.02%

Loans:
 Commercial              146,666   9.63%   126,879   9.60%   140,240   9.56%   122,426   9.55%
 Real estate             211,509   8.54%   178,202   8.36%   206,409   8.48%   168,553   8.48%
 Consumer                115,190  10.43%   102,145  10.90%   112,376  10.40%   101,807  10.80%
                        --------  ------  --------  ------  --------  ------  --------  ------
  Total loans            473,365   9.34%   407,226   9.38%   459,025   9.28%   392,786   9.42%
Less: Allowance
 for loan loss            (7,816)           (6,726)           (7,404)           (6,726)
                        --------  ------  --------  ------  --------  ------  --------  ------
  Net loans              465,549   9.50%   400,500   9.54%   451,621   9.43%   386,060   9.58%

Interest-bearing
 deposits                    733   3.68%       241   4.25%     1,160   4.17%       765   4.80%
Federal funds sold         8,353   5.60%     2,961   5.35%     7,585   5.49%     6,180   5.34%
                        --------  ------  --------  ------  --------  ------  --------  ------
  Total earning assets   621,708   8.85%   557,372   8.83%   607,936   8.79%   543,618   8.82%

Other assets              48,425            47,198            48,272            40,954
                        --------          --------          --------          --------
    Total assets        $670,133          $604,570          $656,208          $584,572
                        ========          ========          ========          ========

LIABILITIES AND EQUITY
Interest-bearing
deposits:
 Savings                $ 82,674   3.03%  $ 78,869   3.03%  $ 83,631   3.04%  $ 75,526   3.03%
 Interest-bearing
  demand deposits        130,049   3.53%   118,047   3.25%   124,913   3.43%   109,097   3.29%
 Time                    278,057   5.55%   241,540   5.42%   271,036   5.53%   229,484   5.54%
                        --------  ------  --------  ------  --------  ------  --------  ------
  Total                  490,780   4.59%   438,456   4.41%   479,580   4.55%   414,107   4.49%

Borrowed funds:
 Short-term               23,756   4.78%    19,184   4.25%    21,007   4.41%    33,499   4.97%
 Long-term                30,384   6.26%    30,754   6.20%    30,881   6.27%    25,274   6.11%
                        --------  ------  --------  ------  --------  ------  --------  ------
  Total                   54,140   5.61%    49,938   5.45%    51,888   5.52%    58,773   5.46%
                        --------  ------  --------  ------  --------  ------  --------  ------
  Total interest
   bearing liabilities   544,920   4.69%   488,394   4.51%   531,468   4.64%   472,880   4.61%
Non-interest
 bearing deposits         58,108            56,500            59,209            53,380
Other liabilities          6,880             6,800             7,395             6,021
                        --------          --------          --------          --------
  Total liabilities      609,908           551,694           598,072           532,281

Stockholders' equity      60,225            52,876            58,136            52,291
                        --------          --------          --------          --------
   Total liabilities
    and equity          $670,133          $604,570          $656,208          $584,572
                        ========          ========          ========          ========

Interest income to
 earning assets                    8.85%             8.83%             8.79%             8.82%
Interest expense to
 earning assets                    4.12%             3.95%             4.06%             4.01%
                                  ------            ------            ------            ------
  Net interest margin              4.73%             4.88%             4.73%             4.81%
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

ITEM 5:  Other Information.
           None

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


           b)  Reports on Form 8-K:  None




SIGNATURES
----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                               PEOPLES BANCORP INC.


Date:  November 4, 1997        By:  /s/ ROBERT E. EVANS
                                    Robert E. Evans
                                    President and Chief Executive Officer


Date:  November 4, 1997        By:  /s/ JOHN W. CONLON
                                    John W. Conlon
                                    Chief Financial Officer




                              EXHIBIT INDEX
                              -------------

            PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                    FOR PERIOD ENDED SEPTEMBER 30, 1997
            --------------------------------------------------


Exhibit Number              Description               Exhibit Location
--------------   ----------------------------------   ----------------
     11          Computation of Earnings Per Share.   Page 26.

     27          Financial Data Schedule.             EDGAR electronic
                                                      filing only.