Form 10-K
period 1997-12-31
PEOPLES BANCORP INC
filed 1998-03-31
CIK 318300

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549


                                FORM 10-K

(Mark One)
 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1997

                                   OR

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ____ to ____


                    Commission file number 0-16772


                         PEOPLES BANCORP INC.
        -----------------------------------------------------
        (Exact name of Registrant as specified in its charter)


              Ohio                                 31-0987416
-------------------------------               -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification No.)


138 Putnam Street, P. O. Box 738, Marietta, Ohio          45750
------------------------------------------------       ----------
    (Address of principal executive offices)           (Zip Code)

Registrant's telephone number,
 including area code:                (740) 373-3155
                                     --------------------------------------

Securities registered pursuant to
 Section 12(b) of the Act:           None
                                     --------------------------------------

Securities registered pursuant to
 Section 12(g) of the Act:           Common Shares, No Par Value (3,841,449
                                        outstanding at February 28, 1998)
                                     --------------------------------------


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

Based upon the closing price of the Common Shares of the Registrant on the The NASDAQ National Market as of February 28, 1998, the aggregate market value of the Common Shares of the Registrant held by nonaffiliates on that date was $137,414,318. For this purpose, certain executive officers and directors are considered affiliates.

Documents Incorporated by Reference:
     1) Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997, are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.
     2) Portions of Registrant's Definitive Proxy Statement relating to the Annual Meeting to be held April 9, 1998, are incorporated by reference into Part III of this Annual Report on Form 10-K.



                               PART I
                               ------

ITEM 1.  BUSINESS.
==================

Introduction
------------
  Peoples Bancorp Inc. ("Peoples Delaware") was incorporated under the laws of the State of Delaware on April 1, 1980. Peoples Delaware was merged, following shareholder approval, into Peoples Bancorp Inc., an Ohio corporation (the "Company"), effective April 6, 1993, pursuant to a reincorporation proceeding. The Company's principal business is to act as a multi-bank holding company. Its wholly-owned subsidiaries are The Peoples Banking and Trust Company ("Peoples Bank"), The
First National Bank of Southeastern Ohio ("First National
Bank"), Gateway Bancorp, Inc. ("Gateway Bancorp"), a multiple saving and loan holding company with two wholly-owned subsidiaries which include Russell Federal Savings Bank
("Russell Federal") and Catlettsburg Federal Savings Bank ("Catlettsburg Federal"), and The Northwest Territory Life Insurance Company, an Arizona corporation ("Northwest
Territory").

  At December 31, 1997, Peoples Bancorp Inc. (parent company only) had 31 full-time equivalent employees.


The Peoples Banking and Trust Company
-------------------------------------
  Peoples Bank was chartered as an Ohio banking corporation under its present name in Marietta, Ohio, in 1902. At December 31,
1997, it had assets of $577.0 million, deposits of $480.6 million, and net loans of $412.4 million.

  Peoples Bank is a full-service commercial bank. It provides the following products to its customers: checking accounts, NOW accounts, Super NOW accounts, money market deposit accounts, savings accounts, time certificates of deposit, commercial loans, installment loans, commercial and residential real estate mortgage loans, credit cards, debit cards, lease financing, corporate and personal trust services and safe deposit rental facilities. Peoples Bank also sells travelers checks, money orders and cashier's checks. Services are provided through ordinary walk-in offices, automated teller machines ("ATMs"), automobile drive-in facilities called "Motor Banks", banking by phone, and limited cash management services through computer banking. At December 31, 1997, the Trust Department of Peoples Bank held approximately $503 million of assets (market value) in trust and custodial accounts apart from the assets of the Bank.

  With all of its offices currently located in Ohio, Peoples Bank serves principally Washington, Athens, Meigs, and Gallia Counties, together with portions of Hocking, Perry, Lawrence and Vinton Counties in Ohio and adjacent parts of Northern West Virginia. Effective at the close of business on February 28, 1997, Peoples Bank completed the purchase of one full-service banking office located in Baltimore, Ohio, from National City Bank of Columbus. In the transaction, Peoples Bank assumed approximately $12.5 million in deposits. The Baltimore office, located in Fairfield County, currently operates a full-service banking office and an ATM.

  In addition to the office acquired in 1997, Peoples Bank provides services to its customers at its principal banking office in downtown Marietta and through ATMs and other banking facilities. A full-service office, Motor Bank and ATM are located at the Frontier Shopping Center in Marietta. Also, a full-service office and ATM are located inside a grocery store at Pike and Acme Streets in Marietta. A full-service office, two Motor Banks and a ATM are operated in Belpre, Ohio. Full-service offices with Motor Banks are located in Lowell, Reno, Gallipolis, Rutland and Nelsonville, Ohio. A full-service branch and ATM are located at One North Court Street in downtown Athens, Ohio. A full-service office, Motor Bank and ATM are located at the Athens Mall. Also, three ATMs are located on the campus of Ohio University in Athens, Ohio. A full-service office and separate Motor Bank are located in downtown Pomeroy, together with an ATM located outside a local convenience store. A full-service bank is located at Middleport, Ohio. A loan production office in Newark-Granville, Ohio, serves that immediate area in Licking County. At December 31, 1997, Peoples Bank had 234 full-time equivalent employees.

  On March 4, 1998, a new banking facility was opened in the recently renovated HDL Center at 152 Union Street in Athens,
Ohio. The facility, located near the Ohio University campus, is a full-service office, offering an ATM and drive-through facility, with loan and investment services.


The First National Bank of Southeastern Ohio
--------------------------------------------
  First National Bank is a national banking association chartered in 1900. It provides banking services and products that are substantially the same as those of Peoples Bank. First National Bank operates a commercial bank and Motor Bank at one location at 415 Main Street, Caldwell, Ohio. It also has a full-service office and Motor Bank on Marion Street in Chesterhill, Ohio. It also operates a full-service office on Kennebec Street, McConnelsville, Ohio. First National Bank's market area is comprised of Caldwell, Chesterhill, McConnelsville and the surrounding area in Noble and Morgan Counties, Ohio. At
December 31, 1997, it had assets of $86.3 million, deposits of $65.3 million, and net loans of $59.0 million. At December 31, 1997, First National Bank had 34 full-time equivalent employees.

  First National Bank also operates two insurance agency subsidiaries, Northwest Territory Life Insurance Agency, Inc. and Northwest Territory Property & Casualty Insurance Agency, Inc. (the "Agencies"). The Agencies were created in compliance with federal regulations allowing insurance powers to national banks in communities with populations of 5,000 people or less. On December 22, 1995, each Agency received a Certificate of Qualification (license) to operate the Agency from the Ohio Department of Insurance, thereby allowing the Agencies to engage in the insurance agency business, subject to the regulations of the Ohio Department of Insurance and the Comptroller of the Currency. These were the first insurance agencies in Ohio associated with a financial institution to receive licenses to conduct a broad-based insurance business. At December 31, 1997, the Agencies had 5 full-time equivalent employees.


Gateway Bancorp, Inc.
---------------------
  On December 12, 1997, the Company completed the acquisition of Gateway Bancorp, Inc. and its subsidiary, Catlettsburg Federal, of Catlettsburg, Kentucky, for approximately $21.6 million in a combination of cash of $6.2 million and 365,472 Common Shares of the Company ("Gateway Bancorp Acquisition" or "Catlettsburg Federal Acquisition"). Management has continued to operate Catlettsburg Federal as a federal savings bank subsidiary.

  Gateway Bancorp, Inc. was incorporated under Kentucky law in October 1994 in connection with the conversion of Catlettsburg Federal from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank. In this conversion, Gateway Bancorp, Inc. became the sole shareholder of Catlettsburg Federal.

  Effective December 12, 1997, Gateway Bancorp, Inc. merged with and into Peoples Acquisition Corporation, an Ohio corporation, formed as a wholly-owned subsidiary of the Company for purposes of effecting the transaction. Pursuant to the terms and conditions of the Gateway Bancorp Acquisition, the separate corporate existence of Gateway Bancorp, Inc. terminated upon consummation of the merger. With the filing of the Certificate of Merger with the Secretary of the State of Ohio, the name of the surviving corporation "Peoples Acquisition Corporation" was changed to "Gateway Bancorp, Inc." On January 1, 1998, Russell Federal became a subsidiary of Gateway Bancorp to align the Company's business units in northeast Kentucky.


Catlettsburg Federal Savings Bank
---------------------------------
  Catlettsburg Federal was originally chartered as a mutual savings and loan association in 1935. As mentioned above, Catlettsburg Federal converted to a federally-charted stock savings bank in 1994 with Gateway Bancorp, Inc. as sole shareholder of Catlettsburg Federal common stock. The Company acquired Catlettsburg Federal and its parent company Gateway Bancorp, Inc. on December 12, 1997. At December 31, 1997, Catlettsburg Federal had total assets of $59.2 million, deposits of $44.0 million and shareholders' equity of $14.8 million.

  Catlettsburg Federal serves the financial needs of customers in Carter and Boyd Counties, Kentucky its primary market area, together with portions of Greenup County. Its principal products include savings accounts, time certificates of deposit and commercial and residential real estate loans. Catlettsburg Federal operates two branches located in Catlettsburg and Grayson, Kentucky. The Catlettsburg branch, located on Louisa Street, offers services via a walk-in office while the Grayson branch, located on Carol Malone Boulevard, is a walk-in office and Motor Bank. In February 1998, Catlettsburg Federal Savings Bank completed construction of a full-service office in Ashland, Kentucky. Located on Eagle Drive, this branch will offer services through a walk-in office. At December 31, 1997, Catlettsburg Federal had 10 full-time equivalent employees.


Russell Federal Savings Bank
----------------------------
  Effective January 1, 1997, Russell Federal in Russell, Kentucky was purchased by the Company for approximately $9.25 million in cash. Management has continued Russell Federal's operations as a federal savings bank. At December 31, 1997, Russell Federal had total assets of $31.3 million, deposits of $21.3 million and shareholders' equity of $5.9 million.

  Russell Federal was originally chartered as a mutual association in 1914. On October 6, 1994, Russell Federal converted from a mutual association to a stock corporation. Russell Federal serves the financial needs of customers in Greenup and Boyd Counties, Kentucky its primary market area. Its principal products include savings accounts, time certificates of deposit and commercial and residential real estate loans. Russell
Federal has one full-service office located on Ferry Street in the city of Russell and serves its customers by this walk-in office and attached Motor Bank. At December 31, 1997, Russell Federal had 7 full-time equivalent employees.


The Northwest Territory Life Insurance Company
----------------------------------------------
  Northwest Territory was organized under Arizona law in 1983 and was issued a Certificate of Authority to act as a reinsurance company by the State of Arizona on February 8, 1984. Northwest Territory reinsures credit life and disability insurance issued to customers of banking subsidiaries of the Company by the issuing insurance company. At fiscal year end November 30, 1997, Northwest Territory had total assets of $1.4 million and had gross premium income of $218,000 in 1997, $201,000 in 1996 and $244,000 in 1995. Northwest Territory reinsures risks (currently not exceeding $15,000 per insured on a present value basis) within limits established by governmental regulations and management policy. Northwest Territory has no employees.


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

  Each of the Company's banking subsidiaries originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (including loans to individuals, credit card loans, and indirect loans). In general, the Company retains most of its originated loans and, therefore, secondary market activity has been minimal. The loans of each of the Company's subsidiaries are spread over a broad range of industrial classifications. The Company believes that its subsidiaries have no significant concentrations of loans to borrowers engaged in the same or similar industries and such subsidiaries do not have any loans to foreign entities. The lending market areas served by the Company's subsidiaries are primarily concentrated in southeastern Ohio and neighboring areas of Kentucky and West Virginia. In addition, a loan production office in central Ohio provides opportunities to serve customers in that economic region.

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

  At December 31, 1997, the Company's subsidiaries had outstanding approximately $159.0 million in commercial loans (including commercial, financial and agricultural loans), representing approximately 30.5% of the total aggregate loan portfolio as of that date. At December 31, 1997, none of the Company's subsidiaries had extended credit to any one borrower in excess of its respective legal lending limits (approximately $7.8 million, $1.6 million, $2.2 million and $0.9 million, for Peoples Bank, First National, Catlettsburg Federal and Russell Federal, respectively). Loan terms include amortization schedules commensurate with the purpose of each loan, the source of repayment and the risk involved. Board of Director approval is required for loans whose aggregate total debt, including the principal amount of the proposed loan, exceeds $2 million, $300,000, $275,000 and $750,000 for Peoples Bank, Russell
Federal, First National and Catlettsburg Federal, respectively. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows in order to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. In addition, collateral is reviewed to determine its value in relation to the loan.

  Each of the Company's subsidiaries regularly evaluates all commercial loans greater in amount than $100,000. If it is determined that deterioration has occurred, effective and prompt action is taken by the responsible subsidiary. Upon detection of a reduced ability of a borrower to meet cash flow obligations, the loan is considered an impaired loan and reviewed for possible downgrading or placement on non-accrual status.

  At December 31, 1997, the Company's subsidiaries had outstanding consumer loans (including indirect loans and credit cards) in an aggregate amount of approximately $114.3 million (approximately 21.9% of the aggregate total loan portfolio). Credit approval for consumer loans requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the Company's policy to adhere strictly to all laws and regulations governing consumer lending.
 A qualified compliance officer is responsible for monitoring the Company's performance in this area and for advising and updating loan personnel. The Company's subsidiaries make credit life insurance and health and accident insurance available to all qualified buyers, thus reducing their risk of loss when a borrower's income is terminated or interrupted. It is the policy of each of the Company's subsidiaries to review its consumer loan portfolio monthly and to charge off loans that do not meet that subsidiary's standards. Each subsidiary also offers its customers credit card access through the consumer lending department of Peoples Bank.

  Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower's continued financial stability, and thus are more likely to be adversely affected by employment loss, personal bankruptcy, or adverse economic conditions.

  At December 31, 1997, there were approximately $248.2 million in residential real estate, home equity lines of credit and construction mortgages outstanding, representing 47.6% of total loans outstanding. The Company's subsidiaries require that the loan amount with respect to residential real estate loans be no more than 90% of the purchase price or the appraisal value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower with respect to the percentage exceeding such 90%. On occasion, the Company's subsidiaries may lend up to 100% of the appraised value of the real estate. The risk conditions of such loans are considered during underwriting for the purposes of establishing an interest rate compatible with the risks inherent in such home equity loans. Loans made for each subsidiary's portfolio in this lending category are generally one to five year adjustable rate, fully amortized mortgages. The Company's subsidiaries also generate fixed rate real estate loans and generally retain these loans. All real estate loans are secured by first mortgages with evidence of title in favor of the subsidiary in the form of an attorney's opinion of the title or a title insurance policy. The Company's subsidiaries also require proof of hazard insurance with the appropriate subsidiary named as the mortgagee and as the loss payee. Licensed appraisals are required in the case of loans in excess of $250,000.

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

  Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the Company's subsidiary making the loan may be required to advance funds beyond the amount originally committed to permit completion of the project. At December 31, 1997, the Company had approximately $19.5 million in real estate construction loans, representing approximately 3.7% of the Company's total loan portfolio.


Competition
-----------
  The banking subsidiaries of the Company experience significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms and pension funds. The primary factors in competing for loans are interest rate and overall lending services. Competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions as well as from insurance companies and brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience of office location and overall financial condition. The Company believes that its size, overall banking services and financial condition place it in a favorable competitive position.

  Northwest Territory operates in the highly competitive industry of credit life and disability insurance. The principal methods of competition in the credit life and disability insurance industry are the availability of coverages and premium rates.
The Company believes Northwest Territory has a competitive advantage due to the fact that the business of Northwest Territory is limited to the accepting of life and disability reinsurance ceded in part to Northwest Territory from the credit life and disability insurance purchased by loan customers of primarily Peoples Bank and First National Bank.

  The Agencies operate in the extremely competitive life insurance and property and casualty insurance industries, due mostly to the large number of companies and agents located within the Company's markets. The Agencies provide several insurance product options to consumers, including traditional life insurance, as well as investments in mutual funds, variable and fixed annuities and securities. The Company intends to provide property and casualty insurance products through Northwest Territory Property & Casualty Insurance Agency, Inc. The Agencies' future competitive advantage will be based on their ability to provide products to consumers efficiently with sensitivity to customer service and cost price issues.


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

  The Company is also a savings and loan holding company due to its ownership of Russell Federal and Catlettsburg Federal. However, since the Company is a bank holding company regulated by the Federal Reserve Board, it is not subject to any separate regulation as a savings and loan holding company. Transactions between a savings association subsidiary of a savings and loan holding company and an affiliate thereof are subject to the same restrictions imposed by the Federal Reserve Act on subsidiary banks of a bank holding company.

  Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulations of savings and loan associations. Although such legislation may change the activities in which Catlettsburg Federal and Russell Federal may engage, it is not anticipated that the current activities of either the Company or the Bank will be materially affected by those activity limits.

  As a national bank, First National Bank is supervised and regulated by the Comptroller of the Currency. As an Ohio state-chartered bank, Peoples Bank is supervised and regulated by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The deposits of First National Bank and Peoples Bank are insured by the FDIC and those entities are subject to the applicable provisions of the Federal Deposit Insurance Act. A subsidiary of a bank holding company or savings and loan holding company can be liable to reimburse the FDIC if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or savings and loan holding company or in connection with FDIC assistance provided to such subsidiary in danger of default. In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies' regulations on prompt corrective action, guarantees a portion of the institution's capital shortfall, as discussed below.

  Russell Federal and Catlettsburg Federal are federally-chartered savings bank and are subject to regulation, supervision, and examination by the Office of Thrift Supervision ("OTS"). As members of the FHLB of Cincinnati, they are subject to certain limited regulation by the Federal Reserve Board. Russell
Federal and Catlettsburg Federal deposits are insured by the FDIC, which exercises regulatory and examination authority. The enforcement authority of the OTS includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

  The FHLBs provide credit to their members in the form of advances. The Company's savings bank subsidiaries are members of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of their respective residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Company's savings bank subsidiaries are in compliance with this requirement with an aggregate investment in stock of the FHLB of Cincinnati of $8.0 million at December 31, 1997.

  Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of Peoples Bank, First National Bank, Russell Federal and Catlettsburg Federal including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching. Since June 1997, pursuant to federal legislation, First National Bank has been authorized to branch across state lines, unless the law of the other state specifically prohibits the interstate branching authority granted by federal law.

  The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and for state member banks, such as Peoples Bank and First National Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating weighted-risk assets by assigning assets and off-balance sheet items to broad risk categories. The minimum ratio of total capital to weighted-risk assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least 4.0 percentage points is to be comprised of common stockholder's equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 3% for bank holding companies and state member banks that meet certain specified conditions, including no operational, financial or supervisory deficiencies and including having the highest regulatory rating. The minimum leverage ratio is 100 - 200 basis points higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. National bank subsidiaries, such as First National Bank, are subject to similar capital requirements adopted by the Comptroller of the Currency.

  The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and risk-based capital requirement applicable to savings associations such as Russell Federal and Catlettsburg Federal. The framework provided by the OTS to define capital and calculate risk-weighted assets is much the same as the framework provided by the Federal Reserve Board for bank holding companies and for state member banks, such as Peoples Bank.
These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income and certain noncumulative perpetual preferred stock and related income. The capital standards also require core capital equal at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. The OTS risk-based requirement requires saving associations to have total capital of at least
8% of risk-weighted assets. Total capital consists of core capital and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

  The Company and its subsidiaries currently satisfy all capital requirements. Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.

  Federal regulation requires prompt corrective action to resolve capital deficient banks and savings associations. Under these regulations, institutions which become undercapitalized become subject to mandatory regulatory scrutiny and limitations, which increase as capital continues to decrease. Such institutions are also required to file capital plans with their primary federal regulator, and their holding companies must guarantee the capital shortfall up to 5% of the assets of the capital deficient institution at the time it becomes undercapitalized.

  The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to that requirement, a savings association would have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio, as determined under the methodology established by the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of that excess exposure from its total capital when determining its level of risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio of greater than 12% will not be subject to the interest rate risk component. (Catlettsburg Federal and Russell Federal currently qualify for such exemption.) Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the rick-based capital requirement on an individual basis for any association to take into account risks due to concentrations of credit and non-traditional activities.

  The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks and other subsidiaries. However, the Federal Reserve Board expects the Company to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in subsidiaries, rather than for dividends for shareholders of the Company. Peoples Bank, First National Bank, Russell Federal and Catlettsburg Federal may not pay dividends to the Company if, after paying such dividends, they would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Peoples Bank and First National Bank must have the approval of their respective regulative authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net profits and the retained net profits for the preceding two years, less required transfers to surplus. Russell Federal and Catlettsburg Federal may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the savings bank's tangible, core of risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for
the most recent four-quarter period.   If the current minimum
capital requirements following a proposed capital distribution are not met, Russell Federal and Catlettsburg Federal must obtain prior approval from the OTS. Payment of dividends by the Company's subsidiaries may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting the Company's ability to pay dividends on its outstanding common shares.

  The Company's financial institution subsidiaries are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity , fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of a financial institution to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas. First National, Russell Federal and Catlettsburg Federal have received a "satisfactory" examination rating under those regulations while Peoples Bank has received an "outstanding" examination rating.

  Prior to the enactment of the Small Business Jobs Protection Act (the "1996 Act") which was signed into law on August 21, 1996, earnings appropriated to bad debt reserves and deducted for federal income tax purposes could not be used by Russell Federal or Catlettsburg Federal to pay cash dividends to the Company without the payment of federal income taxes by the Company at the then current income tax rate on the amount deemed distributed, which would include the amount of any federal income taxes attributable to the distribution. The Company does not contemplate any distribution by Russell Federal or Catlettsburg Federal in a manner which would create the above-mentioned federal tax liabilities.

  The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the Bank Insurance Fund ("BIF") and of the Savings Association Insurance Fund ("SAIF"). Peoples Bank and First National Bank are members of the BIF. Russell Federal and Catlettsburg Federal are members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both BIF and SAIF members. Under this system, assessments may vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

  Because BIF has become fully funded, BIF assessments for well-capitalized commercial banks were reduced to, in effect, $2,000 per year, during 1996. Federal legislation, which became effective September 30, 1996, provides, among other things, for the costs of prior thrift failures to be shared by both the BIF and the SAIF. As a result of such cost sharing, BIF assessments for well-capitalized banks during 1998 will be $.013 per $100 in deposits. SAIF assessments for well-capitalized institutions in 1998 will be $.063 per $100 in deposits. Based upon their respective level of deposits at December 31, 1997, the projected BIF assessment for the Company's banking subsidiaries would aggregate approximately $71,000 in 1998. The projected SAIF assessment for Russell Federal and Catlettsburg Federal would total approximately $41,000 in 1998.

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


Statistical Financial Information Regarding the Company
-------------------------------------------------------
  The following listing of statistical financial information, which is included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 (the "Company's 1997 Annual Report") and incorporated herein by reference, provides comparative data for the Company over the past three and five years, as appropriate. These tables should be read in conjunction with "Management's Discussion and Analysis" and the Consolidated Financial Statements of the Company and its subsidiaries found at pages 32 through 49 and 8 through 26, respectively, of the Company's 1997 Annual Report.

Average Balances and Analysis of Net Interest Income:
    Please refer to page 28 of the Company's 1997 Annual Report.

Rate Volume Analysis:
    Please refer to page 29 of the Company's 1997 Annual Report.

Loan Maturities:
    Please refer to page 29 of the Company's 1997 Annual Report.

Average Deposits:
    Please refer to page 28 of the Company's 1997 Annual Report.

Maturities Schedule of Large Certificates of Deposit:
    Please refer to page 29 of the Company's 1997 Annual Report.

Loan Portfolio Analysis:
    Please refer to pages 30 and 31 of the Company's 1997 Annual Report.

Securities Analysis:
    Please refer to pages 14 and 15, page 43 and page 45 of the Company's 1997 Annual Report.

Return Ratios:
    Please refer to page 5 of the Company's 1997 Annual Report.


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


ITEM 2.  PROPERTIES
===================

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

  In Athens County, Peoples Bank owns a two-story, block building on the Public Square in Nelsonville, Ohio, and an additional Motor Bank in Nelsonville. In addition, Peoples Bank owns an office consisting of a two-story concrete structure at One North Court Street, Athens, Ohio, and a brick full-service office in the Athens Mall. The building in the Mall is owned by Peoples Bank on leased real property. The branch office located in The Plains is operated under a lease which expires in June, 2001.
The newly opened brick full-service office located on Union Street in Athens is operated under a lease which expires in March, 2008.

  In Meigs County, Peoples Bank owns full-service offices in
Middleport and Rutland, Ohio. Peoples Bank also owns full-service and nearby Motor Banks in Gallipolis and Pomeroy, Ohio.

  Peoples Bank's loan production office in Newark-Granville is also leased. The Company owns the land and building on which the newly acquired Baltimore branch is located.
First National Bank owns a three-story office building of brick and stone at 415 Main Street in Caldwell, Ohio, and a one-story masonry and brick building located on Marion Street in Chesterhill, Morgan County, Ohio, together with a two-story brick structure in McConnelsville, Morgan County, Ohio, located on Kennebec Street. The Agencies headquarters are also located in the Caldwell office of First National Bank.

  Catlettsburg Federal owns a two-story block and brick building located on Louisa Street in Catlettsburg, Kentucky, and a single-story block and brick located on Carol Malone Boulevard in Grayson, Kentucky. An additional one-story brick building was renovated and opened on Eagle Drive in Ashland, Kentucky by Catlettsburg Federal in March, 1998.

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


ITEM 3.  LEGAL PROCEEDINGS.
===========================

  There are no pending legal proceedings to which the Company or its subsidiaries are a party or to which any of their property is subject other than ordinary routine litigation incidental to their business, none of which is material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
=============================================================

  Not applicable.


                                PART II
                                -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.
==========================================================

  Please refer to pages 6 and 7 of the Company's 1997 Annual
Report, which are incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.
=================================

  The table of Selected Financial Data on page 5 of the Company's
1997 Annual Report is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.
==========================================================

  Please refer to pages 32 through 49 of the Company's 1997 Annual Report, which are incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
=====================================================================

  Please refer to page 45 of the Company's 1997 Annual Report, which is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
=====================================================

  The Consolidated Financial Statements of Peoples Bancorp Inc. and it subsidiaries, included on pages 8 through 26 of the Company's 1997 Annual Report, and the Report of Ernst & Young LLP included therein at page 27 are incorporated herein by reference. Following is an index to the financial statements included in the Company's 1997 Annual Report:

                                                                    1997
                                                                   Annual
                                                                   Report
Financial Statements:                                              Pages
--------------------------------------------------------------     ------
Peoples Bancorp Inc. and Subsidiaries:
  Report of Independent Auditors (Ernst & Young LLP)                 27
  Consolidated Balance Sheets as of December 31, 1997 and 1996        8
  Consolidated Statements of Income for each of the
   Three Years Ended December 31, 1997                                9
  Consolidated Statements of Stockholders' Equity for each
   of the Three Years Ended December 31, 1997                        10
  Consolidated Statements of Cash Flows for each of the
   Three Years Ended December 31, 1997                               11
  Notes to the Consolidated Financial Statements                   12-26
  Peoples Bancorp Inc.:   (Parent Company Only Financial
   Statements are included in Note 15 of the Notes to the
   Consolidated Financial Statements)                              24-25



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.
=========================================================

  No response required.



                              PART  III
                              ---------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
=============================================================

  Directors and Executive Officers of the Company include those persons enumerated under "Election of Directors" on pages 5 through 7 of the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held April 9, 1998, which section is expressly incorporated by reference. Other Executive Officers are Carol A. Schneeberger (41), Vice President/Operations; John (Jack) W. Conlon (52), Chief Financial Officer; Jeffrey D. Welch (43), Treasurer; and Mark F. Bradley (28), Controller.

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

  Mr. Bradley became Controller of the Company in January, 1998. Prior thereto, he was Manager of Accounting and External Reporting for the Company from February, 1995 to January, 1998. Has has been Controller for Peoples Bank since March, 1997. He was Manager of Accounting and External Reporting for Peoples Bank from February, 1995 to January, 1997. Prior to February 1995, Mr. Bradley served as a staff accountant of the Company beginning in 1991.

  The information required to be disclosed under Item 405 of Regulation S-K is included under the caption "Section 16(a)
Beneficial Ownership Report Compliance" on pages 4 and 5 of the
Company's definitive Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION.
=================================

  See "Compensation Committee Interlocks and Insider Participation" and "Compensation of Executive Officers and Directors" on page 11, and pages 11 through 15, respectively, of the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held April 9, 1998, which are expressly incorporated herein by reference.

  Neither the report on executive compensation nor the performance graph included in the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on April 9, 1998, shall be deemed to be incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
=========================================================================

  See "Security Ownership of Certain Beneficial Owners and Management" on pages 2 through 4 of the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held April 9, 1998, which section is expressly incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
=========================================================

  See "Transactions Involving Management" on page 8 of the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held April 9, 1998, which section is expressly incorporated herein by reference.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.
==============================================================
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
          --------
          Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 18. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

          Executive Compensation Plans and Arrangements
          ---------------------------------------------
          Exhibit No.  Description                   Location
          -----------  ----------------------------  -----------------------
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

          10(c)        Peoples Bancorp Inc.          Incorporated herein by
                       Deferred Compensation Plan    reference to Exhibit
                       for Directors of Peoples      10(a) of Registrant's
                       Bancorp Inc. and              Registration Statement
                       Subsidiaries (Amended and     on Form S-8 December
                       Restated Effective January    31, 1997 (Registration
                       2, 1998.)                     No. 333-43629)

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

          10(e)        Summary of the Performance    Incorporated herein by
                       Compensation Plan of          reference to Exhibit
                       Peoples Bancorp Inc.          10(f) of the Company's
                       effective for calendar year   Annual Report on Form
                       beginning January 1, 1997.    10-K for fiscal year
                                                     ended December 31, 1996
                                                     (File No. 0-16772).

          10(f)        Peoples Bancorp Inc. Amended  Incorporated herein by
                       and Restated 1993 Stock       reference to Exhibit
                       Option Plan.                  4 of the Company's
                                                     Registration Statement
                                                     on Form S-8 filed
                                                     August 25, 1993
                                                     (Registration Statement
                                                     No. 33-67878).

          10(g)        Form of Stock Option          Incorporated herein by
                       Agreement used in connection  reference to Exhibit
                       with grant of non-qualified   10(g) of the Company's
                       stock options under Peoples   Annual Report on Form
                       Bancorp Inc. Amended and      10-K for fiscal year
                       Restated 1993 Stock Option    ended December 31, 1995
                       Plan.                         (File No. 0-16772)

          10(h)        Form of Stock Option          Incorporated herein by
                       Agreement dated May 20,       reference to Exhibit
                       1993, used in connection      10(h) of the Company's
                       with grant of incentive       Annual Report on Form
                       stock options under Peoples   10-K for fiscal year
                       Bancorp Inc. Amended and      ended December 31, 1995
                       Restated 1993 Stock Option    (File No. 0-16772)
                       Plan.

          10(i)        Form of Stock Option          Incorporated herein by
                       Agreement dated November 10,  reference to Exhibit
                       1994, used in connection      10(i) of the Company's
                       with grant of incentive       Annual Report on Form
                       stock options under Peoples   10-K for fiscal year
                       Bancorp Inc. Amended and      ended December 31, 1995
                       Restated 1993 Stock Option    (File No. 0-16772)
                       Plan.

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

          10(k)        Form of Stock Option          Incorporated herein by
                       Agreement used in connection  reference to Exhibit
                       with grant of non-qualified   10(k) of the Company's
                       stock options to              Annual Report on Form
                       non-employee directors of     10-K for fiscal year
                       the Company under Peoples     ended December 31, 1995
                       Bancorp Inc. 1995 Stock       (File No. 0-16772)
                       Option Plan.

          10(l)        Form of Stock Option          Incorporated herein by
                       Agreement used in connection  reference to Exhibit
                       with grant of non-qualified   10(l) of the Company's
                       stock options to              Annual Report on Form
                       non-employee directors of     10-K for fiscal year
                       the Company's subsidiaries    ended December 31, 1995
                       under Peoples Bancorp Inc.    (File No. 0-16772)
                       1995 Stock Option Plan.

(b)       Reports on Form 8-K
          -------------------
          The Company filed a Current Report on Form 8-K on December
          24, 1997 relating to the acquisition on December 12, 1997 of all of the outstanding shares of common stock of Gateway Bancorp, Inc., a Kentucky corporation, pursuant to an Agreement and Plan of Merger, dated June 17, 1997, as amended as of September 2, 1997, between the Company and Gateway Bancorp, Inc. This acquisition was report under Item 5 - Other Events. No financial statement of pro forma financial information was required to be filed therein.

(c)       Exhibits
          --------
          Exhibits filed with Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 18.

(d)       Financial Statement Schedules
          -----------------------------
          None.

                                SIGNATURES
                                ==========

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PEOPLES BANCORP INC.


Date:  March 26, 1998                By:  /s/ ROBERT E. EVANS
                                              Robert E. Evans, President

  Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signatures                     Title                     Date
--------------------------   -----------------------------   --------------
/s/ ROBERT E. EVANS          President and Chief Executive   March 30, 1998
    Robert E. Evans          Officer and Director

/s/ GEORGE W. BROUGHTON      Director                        March 26, 1998
    George W. Broughton

/s/ WILFORD D. DIMIT         Director                        March 26, 1998
    Wilford D. Dimit

/s/ BARTON S. HOLL           Director                        March 26, 1998
    Barton S. Holl

/s/ REX E. MAIDEN            Director                        March 26, 1998
    Rex E. Maiden

/s/ NORMAN J. MURRAY         Director                        March 26, 1998
    Norman J. Murray

/s/ PAUL T. THEISEN          Director                        March 26, 1998
    Paul T. Theisen

/S/ THOMAS C. VADAKIN        Director                        March 26, 1998
    Thomas C. Vadakin

/S/ JOSEPH H. WESEL          Chairman of the Board           March 26, 1998
    Joseph H. Wesel          and Director

/s/ JEFFREY D. WELCH         Treasurer (Principal            March 30, 1998
    Jeffrey D. Welch         Accounting Officer)

/s/ JOHN W. CONLON           Chief Financial Officer         March 30, 1998
    John W. Conlon

                           PEOPLES BANCORP INC.

                      INDEX TO FINANCIAL STATEMENTS

                                                                    1997
                                                                   Annual
                                                                   Report
Financial Statements:                                              Pages
--------------------------------------------------------------     ------
Peoples Bancorp Inc. and Subsidiaries:
  Report of Independent Auditors (Ernst & Young LLP)                 27
  Consolidated Balance Sheets as of December 31, 1997 and 1996        8
  Consolidated Statements of Income for each of the
   Three Years Ended December 31, 1997                                9
  Consolidated Statements of Stockholders' Equity for each
   of the Three Years Ended December 31, 1997                        10
  Consolidated Statements of Cash Flows for each of the
   Three Years Ended December 31, 1997                               11
  Notes to the Consolidated Financial Statements                   12-26
  Peoples Bancorp Inc.:   (Parent Company Only Financial
   Statements are included in Note 15 of the Notes to the
   Consolidated Financial Statements)                              24-25

                             EXHIBIT INDEX

               PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
                   FOR FISCAL YEAR ENDED DECEMBER 31, 1997


  Exhibit
  Number             Description              Exhibit Location
-----------  ----------------------------  -----------------------
2 (a)        Agreement and Plan of Merger  Incorporated herein by
             and Reorganization by and     reference to Exhibit
             between Peoples Bancorp Inc.  2(b) of the Company's
             and Russell Federal Savings   Annual Report on Form
             Bank, dated August 19, 1996.  10-K for fiscal year
                                           ended December 31, 1996
                                           (File No. 0-16772).

2 (b)        Agreement and Plan of         Incorporated herein by
             Merger, dated June 17, 1997,  reference to Exhibit
             as amended by and between     2(a) of Registrant's
             Peoples Bancorp Inc. and      Registration Statement
             Gateway Bancorp, Inc.         on Form S-4 (File No.
                                           333-37261) effective
                                           October 2, 1997.

3 (a)(1)     Amended Articles of           Incorporated herein by
             Incorporation of Peoples      reference to Exhibit
             Bancorp Inc. (as filed with   3(a) to the Company's
             the Ohio Secretary of State   Registration Statement
             on May 3, 1993)               on Form 8-B filed
                                           July 20, 1993
                                           (File No. 0-16772).

3(a)(2)      Certificate of Amendment to   *
             the Amended Articles of
             Peoples Bancorp Inc. (as
             filed with the Ohio
             Secretary of State on
             April 22, 1994)

3(a)(3)      Certificate of Amendment to   *
             the Amended Articles of
             Peoples Bancorp Inc. (as
             filed with the Ohio
             Secretary of State on
             April 9, 1996)

3(a)(4)      Amended Articles of           *
             Incorporation Peoples
             Bancorp Inc. (reflecting
             amendments through April 9,
             1996) [ For SEC reporting
             compliance purposes only --
             not filed with Ohio
             Secretary of State]

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

4            Pledge Agreement, dated       Incorporated herein by
             March 18, 1997, between       reference to Exhibit
             Peoples Bancorp Inc. and      4 of Registrant's
             Fountain Square Commercial    Registration Statement
             Funding Corp.                 on Form S-4 (File No.
                                           333-37261) effective
                                           October 2, 1997.

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

10(c)        Peoples Bancorp Inc.          Incorporated herein by
             Deferred Compensation Plan    reference to Exhibit
             for Directors of Peoples      10(a) of Registrant's
             Bancorp Inc. and              Registration Statement
             Subsidiaries (Amended and     on Form S-8 December
             Restated Effective January    31, 1997 (Registration
             2, 1998.)                     No. 333-43629)

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

10(e)        Summary of the Performance    Incorporated herein by
             Compensation Plan of          reference to Exhibit
             Peoples Bancorp Inc.          10(f) of the Company's
             effective for calendar year   Annual Report on Form
             beginning January 1, 1997.    10-K for fiscal year
                                           ended December 31, 1996
                                           (File No. 0-16772).

10(f)        Peoples Bancorp Inc. Amended  Incorporated herein by
             and Restated 1993 Stock       reference to Exhibit
             Option Plan.                  4 of the Company's
                                           Registration Statement
                                           on Form S-8 filed
                                           August 25, 1993
                                           (Registration Statement
                                           No. 33-67878).

10(g)        Form of Stock Option          Incorporated herein by
             Agreement used in connection  reference to Exhibit
             with grant of non-qualified   10(g) of the Company's
             stock options under Peoples   Annual Report on Form
             Bancorp Inc. Amended and      10-K for fiscal year
             Restated 1993 Stock Option    ended December 31, 1995
             Plan.                         (File No. 0-16772)

10(h)        Form of Stock Option          Incorporated herein by
             Agreement dated May 20,       reference to Exhibit
             1993, used in connection      10(h) of the Company's
             with grant of incentive       Annual Report on Form
             stock options under Peoples   10-K for fiscal year
             Bancorp Inc. Amended and      ended December 31, 1995
             Restated 1993 Stock Option    (File No. 0-16772)
             Plan.

10(i)        Form of Stock Option          Incorporated herein by
             Agreement dated November 10,  reference to Exhibit
             1994, used in connection      10(i) of the Company's
             with grant of incentive       Annual Report on Form
             stock options under Peoples   10-K for fiscal year
             Bancorp Inc. Amended and      ended December 31, 1995
             Restated 1993 Stock Option    (File No. 0-16772)
             Plan.

10(j)        Peoples Bancorp Inc. 1995     Incorporated herein by
             Stock Option Plan.            reference to Exhibit 4
                                           of the Company's Form
                                           S-8 filed May 24, 1995
                                           (Registration Statement
                                           No. 33-59569).

10(k)        Form of Stock Option          Incorporated herein by
             Agreement used in connection  reference to Exhibit
             with grant of non-qualified   10(k) of the Company's
             stock options to              Annual Report on Form
             non-employee directors of     10-K for fiscal year
             the Company under Peoples     ended December 31, 1995
             Bancorp Inc. 1995 Stock       (File No. 0-16772)
             Option Plan.

10(l)        Form of Stock Option          Incorporated herein by
             Agreement used in connection  reference to Exhibit
             with grant of non-qualified   10(l) of the Company's
             stock options to              Annual Report on Form
             non-employee directors of     10-K for fiscal year
             the Company's subsidiaries    ended December 31, 1995
             under Peoples Bancorp Inc.    (File No. 0-16772)
             1995 Stock Option Plan.

11           Computation of Earnings Per   Page 29.
             Share.

12           Statements of Computation     Page 30.
             of Ratios.

13           Peoples Bancorp Inc. Annual   Page 31 through 88.
             Report to Stockholders for
             the fiscal year ended
             December 31, 1997 (not
             deemed filed except for
             portions thereof which are
             specifically incorporated by
             reference into this Annual
             Report on Form 10-K).

21           Subsidiaries of Peoples       Page 89.
             Bancorp Inc.

23           Consent of Independent        Page 90.
             Auditors - Ernst & Young
             LLP.

27.1         Financial Data Schedule.      Page 91.

27.2         Financial Data Schedule.      Page 92 through 93.

27.3         Financial Data Schedule.      Page 94 through 95.

27.4         Financial Data Schedule.      Page 96 through 97.



*Filed herewith.