Form 10-Q
period 1998-03-31
PEOPLES BANCORP INC
filed 1998-05-15
CIK 318300

FORM 10-Q
                                 =========


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the quarterly period ended March 31, 1998

                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ____ to ____


                       Commission file number 0-16772


                            PEOPLES BANCORP INC.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

            Ohio                                   31-0987416
-------------------------------       ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

138 Putnam Street, P. O. Box 738, Marietta, Ohio           45750
------------------------------------------------      --------------
    (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   (740) 373-3155
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

Indicate the number of shares outstanding of each of the issuer's class of Common Stock, as of May 1, 1998: 5,758,225.

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1
------

The following Condensed Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Shareholders' Equity, and Consolidated Statements of Cash Flows of Peoples Bancorp Inc. (the "Company") and subsidiaries, reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Complete audited consolidated financial statements with footnotes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
=====================================


(Dollars in thousands)                        March 31,      December 31,
                                                1998            1997
ASSETS
------
Cash and cash equivalents:
  Cash and due from banks                     $ 28,038         $ 21,473
  Interest-bearing deposits in other banks       3,122            7,008
  Federal funds sold                             1,100           10,350
-------------------------------------------------------------------------
    Total cash and cash equivalents             32,260           38,831
-------------------------------------------------------------------------
Available-for-sale investment securities,
 at estimated fair value (amortized cost
 of $218,062 and $170,702 at March 31,
 1998 and December 31, 1997, respectively)     221,317          174,291
-------------------------------------------------------------------------
Loans, net of unearned interest                518,834          521,570
Allowance for loan losses                       (8,825)          (8,356)
-------------------------------------------------------------------------
    Net loans                                  510,009          513,214
-------------------------------------------------------------------------
Bank premises and equipment, net                12,642           11,971
Other assets                                    21,265           19,851
-------------------------------------------------------------------------
      Total assets                            $797,493         $758,158
=========================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Non-interest bearing                        $ 65,525         $ 64,229
  Interest bearing                             550,306          546,878
-------------------------------------------------------------------------
    Total deposits                             615,831          611,107
-------------------------------------------------------------------------
Short-term borrowings:
  Federal funds purchased and securities
   sold under repurchase agreements             31,739           30,811
  Federal Home Loan Bank term advances          17,500            1,750
-------------------------------------------------------------------------
    Total short-term borrowings                 49,239           32,561
-------------------------------------------------------------------------
Long-term borrowings                            44,387           28,577
Accrued expenses and other liabilities           8,132            7,095
-------------------------------------------------------------------------
      Total liabilities                        717,589          679,340
-------------------------------------------------------------------------

Stockholders' Equity
--------------------
Common stock, no par value, 12,000,000
 shares authorized - 5,764,286 shares
 issued at March 31, 1998 and 3,831,206
 issued at December 31, 1997, including
 shares in treasury                             50,283           50,001
Accumulated comprehensive income,
 net of deferred income taxes                    2,116            2,369
Retained earnings                               28,094           26,448
-------------------------------------------------------------------------
                                                80,493           78,818
Treasury stock, at cost, 20,961 shares
 at March 31, 1998 and no shares at
 December 31, 1997                                (589)               0
-------------------------------------------------------------------------
      Total stockholders' equity                79,904           78,818
-------------------------------------------------------------------------
      Total liabilities and
       stockholders' equity                   $797,493         $758,158
=========================================================================

PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
===========================================


(Dollars in thousands, except per share data)       Three Months Ended
                                                         March 31,
                                                    1998          1997

Interest income                                   $15,364       $12,762
Interest expense                                    7,320         5,918
-------------------------------------------------------------------------
  Net interest income                               8,044         6,844
Provision for loan losses                             696           588
-------------------------------------------------------------------------
  Net interest income after
   provision for loan losses                        7,348         6,256
Other income                                        1,618         1,418
Gain (loss) on sale of securities                       4           (29)
Other expenses                                      5,414         4,705
-------------------------------------------------------------------------
Income before income taxes                          3,556         2,940
Federal income taxes                                1,180           938
-------------------------------------------------------------------------
    Net income                                    $ 2,376       $ 2,002
=========================================================================


Basic earnings per share                            $0.41         $0.39
-------------------------------------------------------------------------

Diluted earnings per share                          $0.40         $0.38
-------------------------------------------------------------------------

Weighted average shares outstanding (basic)     5,746,684     5,168,804
-------------------------------------------------------------------------

Weighted average shares outstanding (diluted)   5,937,144     5,292,567
-------------------------------------------------------------------------

Cash dividends declared                              $730          $620
-------------------------------------------------------------------------

Cash dividend per share                             $0.13         $0.12
-------------------------------------------------------------------------


PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
==============================================


(Dollars in thousands, except share amounts)
                                                                                Accumulated
                                                                                Other
                                         Common Stock       Retained  Treasury  Comprehensive
                                      Shares      Amount    Earnings  Stock     Income         Total
--------------------------------------------------------------------------------------------------------
Balance, December 31, 1997            3,831,206   $50,001   $26,448   $     0   $ 2,369        $78,818
--------------------------------------------------------------------------------------------------------
Adjustment for the effect of 3-for-2
 common stock split                   1,915,603
--------------------------------------------------------------------------------------------------------
Balance, December 31, 1997 restated   5,746,809
--------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                                  2,376                              2,376
  Other comprehensive income,
   net of tax:
    Unrealized losses on available-
     for-sale securities, net of
     reclassification adjustment                                                   (253)          (253)
--------------------------------------------------------------------------------------------------------
   Other comprehensive income                                                                     (253)
--------------------------------------------------------------------------------------------------------
     Comprehensive income                                                                        2,123
Exercise of common stock options         14,009       182                                          182
Cash dividends declared                                        (730)                              (730)
Common stock issued under dividend
 reinvestment plan                        3,468       100                                          100
Purchase of treasury stock,
 20,961 shares                                                           (589)                    (589)
--------------------------------------------------------------------------------------------------------
Balance, March 31, 1998               5,764,286   $50,283   $28,094   $  (589)  $ 2,116        $79,904
========================================================================================================


Comprehensive Income:
---------------------
Unrealized holding losses on
 available-for-sale securities
 arising during the period,
 net of income taxes                                                               (256)
Less: reclassification adjustment
 for gains realized in net income,
 net of income taxes                                                                  3
--------------------------------------------------------------------------------------------------------
Net unrealized losses on
 available-for-sale securities,
 net of tax                                                                        (253)
========================================================================================================



PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
=====================================


(Dollars in thousands)                              Three Months Ended
                                                         March 31,
                                                    1998          1997

Cash flows from operating activities:
-------------------------------------
Net income                                        $ 2,376       $ 2,002
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                           696           588
  (Gain) loss on sale of investment securities         (4)           29
  Depreciation, amortization, and accretion         1,006           651
  Increase in interest receivable                    (152)         (113)
  Increase (decrease) in interest payable             164           (13)
  Deferred income taxes                               522           209
  Deferral of loan origination fees and costs          21            24
  Other, net                                       (1,711)          (97)
-------------------------------------------------------------------------
    Net cash provided by
     operating activities                           2,918         3,280
-------------------------------------------------------------------------

Cash flows from investing activities:
-------------------------------------
  Purchases of available-for-sale securities      (65,733)       (4,591)
  Proceeds from sales of available-for-sale
   securities                                       4,026         2,995
  Proceeds from maturities of available-for-sale
   securities                                      14,527         3,921
  Net decrease (increase) in loans                  2,488        (5,245)
  Expenditures for premises and equipment          (1,093)         (146)
  Proceeds from sales of other real estate owned       79            28
  Business acquisitions, net of cash received                     4,679
-------------------------------------------------------------------------
    Net cash (used in) provided by
     investing activities                         (45,706)        1,641
-------------------------------------------------------------------------

Cash flows from financing activities:
-------------------------------------
  Net increase (decrease) in non-interest
   bearing deposits                                 1,296        (3,480)
  Net increase in interest-bearing deposits         3,470         9,451
  Net increase (decrease) in short-term
   borrowings                                      16,678        (1,563)
  Proceeds from long-term borrowings               16,500         3,000
  Payments on long-term borrowings                   (690)         (837)
  Cash dividends paid                                (630)         (496)
  Purchase of treasury stock                         (589)          (31)
  Proceeds from issuance of common stock              182            47
-------------------------------------------------------------------------
    Net cash provided by
     financing activities                          36,217         6,091
-------------------------------------------------------------------------

Net increase in cash and cash equivalents          (6,571)       11,012
Cash and cash equivalents at beginning
 of period                                         38,831        28,517
-------------------------------------------------------------------------
Cash and cash equivalents at end of period        $32,260       $39,529
=========================================================================

NOTES TO FINANCIAL STATEMENTS
=============================


Basis of Presentation
---------------------
The accounting and reporting policies of Peoples Bancorp Inc. and Subsidiaries (the "Company") conform to generally accepted accounting principles and to general practices within the banking industry. The Company considers all of its principal activities to be banking related. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. On April 13, 1998, the Company declared a 3-for-2 stock split effective April 30, 1998. Accordingly, all per share data have been restated to reflect the dividend.


1.  Acquisitions
----------------
The following text will include references to several acquisition transactions that have affected and/or will affect the Company's results of operations.

On December 12, 1997, the Company completed the purchase of Gateway Bancorp, Inc. and its subsidiary, Catlettsburg Federal Savings Bank ("Catlettsburg Federal"), of Catlettsburg, Kentucky, for approximately $21.6 million in a combination of cash of $6.2 million and 365,472 shares (before the 3-for-2 stock split issued in April 1998) of Company stock ("Gateway Bancorp Acquisition" or "Catlettsburg Federal Acquisition"). Management has continued to operate Catlettsburg Federal as a federal savings bank subsidiary of the Company. Catlettsburg Federal had total assets of $64.3 million and deposits of $43.8 million at December 12, 1997.

In January, 1998, the Company reincorporated Russell Federal as a subsidiary of Gateway Bancorp to align the Company's business units in northeast Kentucky. Russell Federal and Catlettsburg Federal serve the financial needs of customers in northeast Kentucky, in particular Greenup and Boyd Counties, its primary market areas. Its principal products include savings accounts, time certificates of deposit and commercial and residential real estate loans. Russell Federal provides services from a walk-in office and Motor Bank located on Ferry Street in the city of Russell. Catlettsburg Federal has three full-service locations in the communities of Catlettsburg, Grayson, and a recently completed office near Ashland, Kentucky.

On January 20, 1998, the Company announced the signing by one of its subsidiaries, The Peoples Banking and Trust Company ("Peoples Bank") of an agreement to acquire multiple full-service banking offices located in the communities of Point Pleasant (two offices), New Martinsville, and Steelton, West Virginia ("West Virginia Banking Center Acquisition") from an unaffiliated institution. In the transaction, Peoples Bank will assume approximately $125 million in deposits and purchase $10 million in loans. The acquisition is contingent upon regulatory approval and other conditions and is expected to be completed on or about June 26, 1998.


2.  New Accounting Pronouncements
---------------------------------
In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125") that provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities. SFAS No. 125 significantly changes the accounting rules for determining whether a transfer represents a sale or secured borrowing transaction. Portions of SFAS No. 125 were applicable for the Company effective January 1, 1997 and did not have a material impact on the Company's financial statements.

On January 1, 1998, the Company adopted the provisions of SFAS No. 125 for securities lending, repurchase agreements, dollar rolls and other similar secured transactions which had been delayed until after December 31, 1997. The adoption of Statement No. 125 as it relates to securities lending, repurchase agreements, dollar rolls, and other similar transactions did not have a material effect on the Company's financial statements.

On January 1, 1998, the Company also adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires that certain items of comprehensive income that are reported directly within a separate component of stockholders' equity be displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 had no impact on the financial position, results of operations, stockholders' equity, or cash flows of the Company.

ITEM 2
------


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
===============================================


SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows.

                                             For the Three Months Ended
                                                      March 31,
                                                 1998          1997
SIGNIFICANT RATIOS
==================
Net income to:
--------------
  Average assets*                                1.22%         1.24%
-------------------------------------------------------------------------
  Average shareholders' equity*                 11.94%        14.12%
-------------------------------------------------------------------------

Net interest margin*                             4.60%         4.72%
-------------------------------------------------------------------------

Efficiency ratio*                               52.06%        52.80%
-------------------------------------------------------------------------

Average shareholders' equity to average assets  10.25%         8.80%
-------------------------------------------------------------------------

Loans net of unearned interest to deposits
 (end of period)                                84.25%        82.71%
-------------------------------------------------------------------------

Allowance for loan losses to loans net of
 unearned interest (end of period)               1.70%         1.59%
-------------------------------------------------------------------------

Capital ratios:
---------------
  Tier I capital ratio                          12.87%        11.20%
-------------------------------------------------------------------------
  Risk-based capital ratio                      14.13%        12.45%
-------------------------------------------------------------------------
  Leverage ratio                                 8.60%         7.53%
-------------------------------------------------------------------------

Cash dividends to net income                    30.72%        30.97%
-------------------------------------------------------------------------


PER SHARE DATA
==============
Book value per share                           $13.91        $10.92
-------------------------------------------------------------------------

Market value per share at end of period
 (closing price)                               $32.17        $20.17
-------------------------------------------------------------------------

Diluted earnings per share                      $0.40         $0.38
-------------------------------------------------------------------------

Cash dividends per share                        $0.13         $0.12
-------------------------------------------------------------------------

* Net income to average assets, net income to average shareholders' equity, net interest margin, and efficiency ratio are presented on an annualized basis.

Net interest margin is calculated using fully tax equivalent net interest income as a percentage of average earning assets.

Efficiency ratio is a ratio of non-interest expense (less intangible amortization and non-direct operational expenses) as a percentage of fully tax equivalent net interest income plus non-interest income. All non-recurring items are removed from the calculation of the Company's efficiency ratio.

Introduction
------------
The following discussion and analysis of the consolidated financial statements of the Company is presented to provide insight into management's assessment of the financial results. The Company's subsidiaries, The Peoples Banking and Trust Company ("Peoples Bank"); The First National Bank of Southeastern Ohio ("First National Bank"); Gateway Bancorp, Inc. and its subsidiaries, Catlettsburg Federal Savings Bank ("Catlettsburg Federal") and Russell Federal Savings Bank ("Russell Federal"); and The Northwest Territory Life Insurance Company ("Northwest Territory"), provide financial services to individuals and businesses within the Company's market area.

Peoples Bank is chartered by the state of Ohio and subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation ("FDIC") and the Ohio Division of Banks. First National is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency ("OCC"). Catlettsburg Federal and Russell Federal are members of the Federal Home Loan Bank, and are subject to the regulation, supervision, and examination by the Office of Thrift Supervision ("OTS"), and are also subject to limited regulation by the Board of Governors of the Federal Reserve System. The discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements and footnotes thereto and the ratios, statistics, and discussions contained elsewhere in this Form 10-Q.

References will be found in this Form 10-Q to several acquisition transactions that have affected and/or will affect the Company's results of operations. In January 1997, the Company completed the purchase of Russell Federal in Russell, Kentucky, for approximately $9.25 million in cash ("Russell Federal Acquisition"). Management has continued Russell Federal's operations as a federal savings bank subsidiary of the Company. Russell Federal had total assets of $28.0 million and deposits of $19.5 million at December 31, 1996. On February 28, 1997, Peoples Bank acquired one full-service banking office located in Baltimore, Ohio, ("Baltimore Banking Center Acquisition"), by assuming approximately $12.5 million in deposits from an unrelated financial institution. This full-service banking office is located in Fairfield County in central Ohio. On December 12, 1997, the Company completed the purchase of Gateway Bancorp, Inc. and its subsidiary, Catlettsburg Federal, of Catlettsburg, Kentucky, for approximately $21.6 million in a combination of cash of $6.2 million and 365,472 shares of Company stock ("Gateway Bancorp Acquisition" or "Catlettsburg Federal Acquisition"). Management has continued to operate Catlettsburg Federal as a federal savings bank subsidiary of the Company. Catlettsburg Federal had total assets of $64.3 million and deposits of $43.8 million at December 12, 1997. In January, 1998, the Company reincorporated Russell Federal as a subsidiary of Gateway Bancorp to align the Company's business units in northeast Kentucky. On January 20, 1998, the Company announced the signing by Peoples Bank of an agreement to acquire multiple full-service banking offices located in the communities of Point Pleasant (two offices), New Martinsville, and Steelton, West Virginia ("West Virginia Banking Center Acquisition") from an unaffiliated institution. In the agreement, Peoples Bank will assume approximately $125 million in deposits and purchase $10 million in loans. The acquisition is contingent upon regulatory approval and other conditions and is expected to be completed on or around June 26, 1998.


RESULTS OF OPERATIONS
=====================


Overview of the Income Statement
--------------------------------
For the quarter ended March 31, 1998, the Company earned $2,376,000, an 18.7% increase from $2,002,000 in first quarter 1997. Net income increased in the first three months of 1998 due primarily to stronger earnings in existing business units and additional revenue streams associated with recent acquisitions. Net interest income totaled $8,044,000, up $1,200,000 (or 17.5%) compared to the same period last year. First quarter provision for loan losses totaled $696,000 in the first quarter of 1998 compared to $588,000 in 1997's first quarter.

Non-interest income increased $200,000 (or 14.1%) to
$1,618,000, due primarily to increased fiduciary fees from the Company's Investment and Trust Division, deposit service charges, and electronic banking fees. Non-interest expense for the first quarter totaled $5,414,000, up $709,000 (or 15.1%) from last year. The growth in non-interest expense was due primarily to the Company's recent acquisitions and related expenses, such as salaries and benefits expense and amortization of intangibles. The Company's efficiency ratio improved to 52.06% in the first quarter of 1998 compared to 52.80% for the same period a year earlier.

First quarter diluted earnings per share increased 5.3% from $0.38 last year to $0.40 in the first quarter of 1998. All references to per share amounts have been adjusted to reflect a 3-for-2 stock split issued to shareholders on April 30, 1998 (to shareholders of record as of April 13, 1998).

Management believes that a comparative approach to financial reporting should include the discussion of results using a "cash earnings" method, which removes the after-tax impact of the amortization of intangibles on the Company's results of operations and facilitates comparison of the Company with competitors that make acquisitions using pooling of interests accounting. In the first quarter of 1998, intangible amortization expense totaled $370,000 ($272,000 after taxes) compared to $240,000 ($156,000 after taxes) for the same period a year earlier. After adjusting for the after-tax effect of the amortization of intangibles, diluted cash earnings per share for the quarter ended March 31, 1998 was $0.45, up $0.04 from $0.41 in diluted cash earnings per share in the first quarter of 1997.

Management uses cash earnings as one of several ways to evaluate the impact of acquisitions to profitability and the Company's return on its investment. Increased amortization of intangibles in 1998 also impacted tangible return on assets and equity. Recent acquisitions have increased the Company's amortization expense related to goodwill and other intangibles and as a result, the purchase method of accounting has affected earnings per share and other ratios. In order to provide comparative earnings per share information, management will continue to supplement future financial analysis with discussion concerning cash earnings per share, as previously defined.


Interest Income and Expense
---------------------------
Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest-bearing liabilities. Interest earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits and borrowed funds. Net interest income remains the primary source of revenue for the Company. Changes in market interest rates, as well as changes in the mix and volume of interest-earning assets and interest-bearing liabilities, impact net interest income.

When compared to prior year, increased earnings in the first quarter of 1998 can be attributed primarily to growth of the Company's net interest income. The Company's interest earning assets and interest-bearing liabilities were positioned to generate strong first quarter net interest income streams.
Also, the recent acquisitions provided additional earning assets to the Company, generating increased incremental net interest income.

As a result, net interest income continued to grow in the first quarter of 1998, reaching $8,044,000 compared to $6,844,000 last year, up $1,200,000 or 17.5%. In the first quarter of 1998, total interest income reached $15,364,000 while interest expense totaled $7,320,00. Included in interest income is $385,000 of tax-exempt income from investments issued by states and political subdivisions. Since these revenues are not taxed, it is more meaningful to analyze net interest income on a fully-tax equivalent ("FTE") basis.

Net interest margin is calculated by dividing FTE net interest income by average interest-earning assets and serves as a performance measurement of the net interest revenue stream generated by the Company's balance sheet. In the first quarter of 1998, net interest margin (on an FTE basis) totaled 4.60%, a somewhat modest decrease compared to 4.72% in 1997's first quarter. Net interest margin has compressed in the first three months of 1998 due to competitive pressures experienced in the Company's markets. In addition, the recent thrift acquisitions have modestly changed the Company's earning asset mix and lowered margins for comparative purposes, due to the fact the Company's thrifts have primarily invested in real estate loans, which typically do not generate return on investment like other loan products such as commercial and personal loans.

In the first quarter, the Company implemented a pre-acquisition investment strategy to take advantage of reasonably favorable asset yields on selected investment securities (such as mortgage-backed securities and other corporate investments).
The pre-investment program totaled approximately $49 million. While management expects to retain the investment securities for long-term contribution to net interest income, the amount of retention will depend on future loan demand and corresponding activity in the Company's markets.

The $49 million purchase of investment securities was funded by short-term borrowings, which are expected to be replaced late in the second quarter of 1998 with deposits being assumed in the West Virginia Banking Center Acquisition. The growth strategy resulted in compression of the Company's net interest margin in the first quarter of 1998 and will continue to impact net interest margin in the second quarter of 1998 until the short-term borrowings can be replaced with the acquired deposits. Management expects some improvement in the Company's net interest margin in the second half of 1998.

During 1997, the Company offered short-term certificate of deposit ("CD") specials that were aggressively priced in the Company's markets to meet specific funding targets. The discontinuance of these special offerings should also have a positive impact on the Company's current interest costs and enhance future net interest margin.

Average loan balances grew $75.4 million (or 16.9%) from first quarter 1997 to first quarter 1998 and comprises the largest earning asset component on the Company's balance sheet. Yield on earning assets totaled 8.72% in 1998, compared to 8.73% in first quarter 1997. Compared to the first quarter of 1997, cost of interest-bearing liabilities increased 14 basis points in first quarter 1998 to 4.75%. Volume increases through acquisitions and internal loan growth provided the Company with increased incremental net interest income, but the combination of stable asset yields and increased costs of funding sources caused a decrease in net interest margin in the first quarter of 1998. Management will continue to monitor the effects of net interest margin on the performance of the Company.

Please refer to the "Consolidated Average Balance Sheet and
Analysis of Net Interest Income" table included on page 21 for a complete quantitative evaluation of the Company's net interest margin.


Provision for Loan Losses
-------------------------
In the first quarter of 1998, the Company recorded a provision for loan losses of $696,000, up $108,000 (or 18.4%) from
$588,000 in the first quarter of 1997. Significant loan growth in late 1997 was the primary reason for this increase and the provision reported in recent quarters.

Management expects tempered internal loan growth for the remainder of 1998. Due to this anticipated slowdown, combined with improvement in delinquencies and net loan losses, management believes that provision expense may be decreased for the last three quarters of 1998. The duration of this decrease will be dependent on acceptable loan delinquencies, portfolio risk, and general economic conditions in our markets.


Non-Interest Income
-------------------
The Company's non-interest income is generated from four primary sources: income derived from fiduciary activities, cost-recovery fees related to deposit accounts, electronic banking revenues, and income generated by the Company's insurance agency subsidiaries. In the first quarter of 1998, all of the Company's major sources of non-interest income increased compared to the same period a year earlier, representing management's commitment to continual improvement of the Company's operating performance. Total non-interest income reached $1,618,000 in the first three months of 1998, compared to $1,418,000 in the first quarter of 1997, an increase of $200,000 (or 14.1%).

The Investment and Trust Division of Peoples Bank, which significantly contributes to the Company's non-interest income, continued its strong earnings growth in 1998. The fee structure for fiduciary activities is based primarily on the fair value of assets being managed, which totaled over $500 million at March 31, 1998. As a result of growth in market values and in the number of accounts served, first quarter income generated from fiduciary activities increased $112,000 (or 22.2%) to $616,000. The Investment and Trust Division continues to be a leader in fiduciary services in the Company's lead market area.

Deposit account service charge income has also increased in the first quarter of 1998, reaching $550,000, compared to $512,000 for the quarter ended March 31, 1997, an increase of $38,000 (or 7.4%). The Company's fee income generated from deposits is based on cost recoveries associated with services provided.

Electronic banking has been a service offered to the Company's customer's for several years, including ATM cards, direct deposit services, and debit card services. The cost-recovery fees associated with these products and services are beginning to significantly impact the Company's non-interest income. In the first quarter of 1998, total fees related to electronic banking reached $126,000, up $19,000 (or 17.8%) compared to last year's first quarter. This increase is due primarily to revenues related to the debit card program launched in 1996, as well as non-customer activity in the Company's network of ATM's, which has caused a corresponding increase in ATM-related revenues.

Management will continue to explore new methods of enhancing non-interest income. Both traditional and non-traditional financial service products are being analyzed for inclusion in the Company's product mix.


Non-Interest Expense
--------------------
For the three months ended March 31, 1998, non-interest expense totaled $5,414,000, an increase of $709,000 (or 15.1%) compared to the same period last year. When comparing non-interest expense information from 1997 to 1998, it is important to note the changes to the Company's non-interest expense levels related
to recent acquisitions.   Acquisitions, and the related salaries
and employee benefits and increased depreciation expense, comprise the majority of the increase in non-interest expense in 1998. Non-operational items also contributed to the increase in non-interest expense during the first quarter of 1998. In particular, amortization of intangibles totaled $370,000 in first quarter 1998, compared to $240,000 for the same period last year, an increase of $130,000 (or 54.2%). Future amortization expense will remain consistent with first quarter results until the completion of the West Virginia Banking Center Acquisition, which will result in increased intangible amortization expense in future reporting periods.

The aggregate impact of the Company's recent acquisitions also impacted non-interest expense in other areas, as the Company expanded its services and geographic area. Compared to 1997's first quarter, salaries and benefits expense increased $315,000 (or 14.8%) to $2,444,000 in the first quarter of 1998. Recent acquisitions increased the number of employees due to the retention of many customer service associates in the acquired
offices.   At year-end 1996, the Company had 288 full-time
equivalent employees. At March 31, 1998, the Company had 315 full-time equivalent employees. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources while concentrating on maximizing customer service.

Recent acquisitions also impacted net occupancy expenses, in particular depreciation expense. For the quarter ended March 31, 1998, furniture and equipment expenses totaled $444,000, up $26,000 (or 6.2%) from last year's first quarter. Net occupancy expense totaled $343,000 in the first quarter of 1998, an increase of $39,000 (or 12.8%) compared to the same period a year earlier. These increases can be attributed primarily to the depreciation of the assets purchased in recent acquisitions, completion of construction projects to full-service offices in Athens, Ohio, and Ashland, Kentucky, as well as increased depreciation of additional expenditures on technology. The Company's increased investment in technology and other customer-service enhancements will also impact depreciation expense in the future.

Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for the Company. The financial services industry uses the efficiency ratio (total non-interest expense less amortization of intangibles and non-recurring items as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. Gains and losses on sales of investment securities are not included in the calculation of the Company's efficiency ratio. In the first quarter of 1998, the Company's efficiency ratio was 52.06% compared to 52.80% for the same period last year. Management expects the efficiency ratio to modestly improve through the remainder of 1998.


Return on Assets
----------------
For the quarter ended March 31, 1998, return on average assets ("ROA") totaled 1.22%, compared to 1.24% in the same period a year earlier. Recent acquisitions have increased average assets faster than corresponding revenue streams. As management is successful in transitioning the recently acquired thrifts to core competencies usually associated with commercial banks, the thrifts will produce greater returns and have a positive impact on ROA.

In addition to the recent thrift acquisitions, the Company's
ROA will be constrained in 1998 and future periods by the West Virginia Banking Center Acquisition and its related approximately $125 million in deposits. The Company will be challenged to employ these new funds in a manner that will produce acceptable returns on investment in a short period of time. Since the Company's asset base will increase more rapidly than earnings streams, management anticipates that ROA will continue to modestly decrease in 1998.


Return on Equity
----------------
The Company's return on average equity ("ROE") in the first quarter of 1998 was 11.94%, compared to 14.12% for the same period last year, as a result of issuance of approximately $15.35 million of capital stock for the purchase of Gateway Bancorp, Inc. in late 1997. As a result, the increase in total equity had a significant impact on 1998's first quarter ROE. Management expects ROE in 1998 to continue to be below prior year levels and will continue to strive to find ways to leverage the capital of the Company in future periods.

The Company is considered well-capitalized under regulatory and industry standards of risk-based capital and has experienced growth through retention of increased earnings over the last several quarters.


Federal Income Tax Expense
--------------------------
Federal income taxes increased from $938,000 in first quarter 1997 to $1,180,000 in 1998, an increase of $242,000 (or 25.8%)
compared to the same period a year earlier. This increase can be attributed to several factors, including the Company's higher pre-tax income, recognition of non-tax deductible intangible amortization expense related to the purchase of Gateway Bancorp, Inc., and a modest decrease in tax-exempt income. The Company's effective tax rate is approximately 33.2% for the first quarter of 1998, compared to 31.9% for the same period last year.


FINANCIAL CONDITION
===================

Overview of Balance Sheet
-------------------------
Total assets increased from $758.2 million at December 31, 1997 to $797.5 million at March 31, 1998. In the first quarter of 1998, the Company grew its balance sheet primarily in preparation of the pending West Virginia Banking Center Acquisition and its associated approximate $125 million in deposits and $10 million in loans. Russell Federal and Catlettsburg Federal also adopted balance sheet growth strategies designed to leverage their strong capital position and enhance incremental interest income.

As a result, total investment securities increased over $47 million to $221.3 million at March 31, 1998, an increase of 27.0% since year-end 1997. These purchases were funded primarily by a combination of short-term and long-term FHLB borrowings at each banking subsidiary. Peoples Bank funded its growth with short-term FHLB borrowings in anticipation of paying off such advances upon receipt of the deposits to be acquired in the West Virginia Banking Center Acquisition. Russell Federal and Catlettsburg Federal borrowed longer-term funds as a part of their growth strategy.

As a result of the increased investment in securities, the Company leveraged its recently expanded capital base (through the issuance of stock in the Gateway Bancorp, Inc. acquisition in late 1997). Further leveraging will occur late in the second quarter of 1998 with the completion of the West Virginia Banking Center Acquisition.

The Company's total loans and deposits did not fluctuate significantly in the first quarter of 1998. Total equity increased $1.1 million to $79.9 million (an increase of 1.4%).


Cash and Cash Equivalents
-------------------------
Cash and cash equivalents totaled $32.3 million at March 31, 1998, down $6.5 million from year-end 1997. Management expected this decrease in the first quarter of 1998 due to temporary increases in the Company's balances of cash and cash equivalents in late 1997 related to the acquisition of Catlettsburg Federal, which maintained significant balances in short-term investments. The Company has shifted such assets into higher-yielding assets to enhance profitability.

Also, the Company's balances in federal funds sold decreased in the first quarter of 1998 as the Company transferred these assets to higher-yielding, longer-term assets in conjunction with the pre-acquisition strategy in anticipation of the West Virginia Banking Center Acquisition. In future reporting periods, the Company's balances in cash and cash equivalents (in particular, federal funds sold) are expected to significantly increase due to the deposits associated with the West Virginia Banking Center Acquisition. These balances are then expected to decrease over time through expected migration of those funding sources into higher yielding assets such as loans or investment securities, depending on loan activity in the Company's markets and other variables in the second half of 1998 and beyond.

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


Investment Securities
---------------------
Investment securities totaled $221.3 million at March 31, 1998, up $47.0 million (or 27.0%) compared to year-end 1997. All of the Company's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the Company in terms of selling securities as well as interest rate risk management opportunities. At March 31, 1998, the amortized cost of the Company's investment securities totaled $218.1 million.

The significant growth that occurred in the first three months of 1998 was due primarily to the aforementioned pre-acquisition investment strategy implemented by the Company in anticipation of approximately $125 million in deposits associated with the West Virginia Banking Center Acquisition expected to be completed June 26, 1998. The strategy was intended to take advantage of reasonably favorable asset yields on selected investment securities (such as mortgage-backed securities and other corporate investments). The pre-investment program totaled nearly $49 million and directly caused the Company's investment securities portfolio to grow to its current level. The Company purchased approximately $5.0 million of US Agencies securities, $27.6 million of mortgage-backed securities, $5.0 million of tax-exempt securities, and $11.1 million of corporate and other securities. The securities were purchased in late first quarter of 1998 and have an estimated maturity of approximately 10 years. Management expects to retain the approximate $49 million purchase of investment securities for long-term enhancement to net interest income. Depending on loan activity, management expects current balances of investment securities to slowly shrink due to targeted loan demand and the shifting of maturing investments to higher-yielding assets.

As a direct result of the pre-acquisition investment strategy and other growth strategies implemented by the Company, several categories of investments within the investment portfolio had significant growth. At March 31, 1998, investments in US Treasury securities and obligations of US government agencies and corporations totaled $50.1 million, down $1.9 million (or 3.7%) since year-end 1997. In the first quarter of 1998, investments in mortgage-backed securities increased $32.3 million (or 42.2%) to $108.6 million at March 31, 1998. The Company's balances in investment obligations of states and political subdivisions totaled $32.5 million at March 31, 1998, a quarterly increase of $6.8 million (or 26.5%). Corporate investments at March 31, 1998, totaled $30.1 million, an increase of $9.9 million (or 49.0%) for the quarter ended March 31, 1998.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee (" ALCO") meetings. The group also monitors net interest income, sets pricing guidelines, and manages interest rate risk for the Company. Through active balance sheet management and analysis of the investment securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and the various credit needs
of its customers.   Management believes the risk characteristics
inherent in the investment portfolio are acceptable based on these parameters.


Loans
-----
The Company's lending is primarily focused in central and southeastern Ohio, northern West Virginia, and northeastern Kentucky markets, and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending.

Loans totaled $518.8 million at March 31, 1998, a decrease of $2.7 million (or 0.5%) compared to year-end 1997's total of $521.6 million. At December 31, 1997, the Company had $6 million of term federal funds sold invested with unaffiliated financial institutions. These investments were classified as loans for purposes of financial statement reporting and generate interest income streams similar to federal funds sold. Such investments were made in late 1997 to enhance the Company's short-term net interest income at a fixed rate. Of the $6 million of term federal funds held by the Company at year-end 1997, $5 million matured in the first quarter of 1998. Reinvestment of these assets occurred in the investment portfolio as part of the pre-acquisition strategy as previously discussed. As a result, the Company's loan portfolio did not significantly grow in the first quarter of 1998.

The following table details total outstanding loans at the specified dates:


(dollars in thousands)                      March 31,        December 31,
                                              1998               1997
                                            ---------        ------------
Commercial, financial, and agricultural     $163,293           $159,035
Real estate, construction                     16,724             19,513
Real estate, mortgage                        227,358            228,689
Consumer                                     111,459            114,333
-------------------------------------------------------------------------
      Total loans                           $518,834           $521,570
=========================================================================


Real estate loans to the Company's retail customers (including real estate construction loans) continue to be the largest portion of the loan portfolio, comprising 47.1% of the total loan portfolio. Real estate loans totaled $244.1 million at March 31, 1998, down $4.1 million (or 1.7%) in the first quarter. Included in real estate loans are home equity credit lines ("Equilines"), which totaled $17.1 million at March 31, 1998. The Company is currently offering special fixed Equiline rates and anticipates these balances will grow from new customers and increased market penetration. Residential real estate lending continues to represent a major focus of the lending portfolio due to the lower risk factors associated with these types of loans and the opportunity to provide additional products and services to these consumers at reasonable yields to the Company.

Lending activity in the Russell Federal and Catlettsburg Federal markets has historically centered on real estate loans. Management expects to continue to penetrate those local markets in 1998. Mortgage lending will remain a vital part of the Company's lending operations due to the programs offered to customers, who continue to seek quality real estate loan products in a competitive environment.

Loan growth occurred in the first quarter for the Company in commercial, financial, and agricultural loans ("commercial loans"), which increased $4.3 million (or 2.7%) to $163.3 million. Economic conditions in the Company's markets have provided quality credit opportunities. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards. Management expects commercial loan demand to continue to be strong in several of the Company's markets for the remainder of 1998 as local economic conditions appear to be consistent with recent positive trends.

The Company's team of Personal Bankers is dedicated to serving consumer needs for loans, and as a result, consumer lending continues to be a vital part of the Company's core lending. In the first quarter of 1998, consumer loan balances (excluding credit card loans) decreased $2.1 million (or 2.0%) to $105.0 million. The majority of the Company's consumer loans are in the indirect lending area. At March 31, 1998, the Company had indirect loan balances of $69.3 million, compared to $70.5 million at year-end 1997. Management is pleased with the recent performance of the Company's consumer loan portfolio, which can be attributed to the Company's commitment to quality customer service and the continued demand for indirect loans in the markets served by the Company. Lenders use a tiered pricing system that enables the Company to apply interest rates based on the corresponding risk associated with the indirect loan. Although consumer debt delinquency is increasing in the financial services industry (due mostly to credit card debt), management's recent actions to reinforce the Company's pricing system and underwriting criteria have tempered indirect lending delinquencies and recently tempered the overall growth of the indirect loan portfolio. Management plans to continue its focus on the use of this tiered pricing system combined with controlled growth of the indirect lending portfolio in 1998.

The Company's credit card balances at March 31, 1998, totaled $6.4 million, down $0.8 million (or 11.1%) since year-end 1997. Typically the Company experiences a decrease in credit card balances in the first quarter of each year as the Company's customers reduce seasonal debt. In the past, the Company has offered several new products to better serve the credit needs of its customers, including a no-fee credit card and increased credit limits to qualified customers. Management will continue to evaluate new opportunities to serve credit card customers.

In the second quarter, the Company will purchase approximately $10 million of commercial and consumer loans associated with the West Virginia Banking Center Acquisition. In addition, management will continue to research and analyze various methods to satisfy the loan demand of the customers in its various markets. Management also continues to research the possibility of purchasing loans in packages or outside of the Company's core markets as a means of providing increased returns on its funding sources.


Loan Concentration
------------------
The Company does not have a concentration of its loan portfolio in any one industry. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $244.1 million (or 47.0%) of total loans. At year-end 1997, these loans comprised 47.6% of outstanding loans. At March 31, 1998, commercial, financial, and agricultural loans totaled $163.3 million (or 31.5%) of outstanding loans, compared to 30.5% of outstanding loans at December 31, 1997.

The Company's lending is primarily focused in the local southeastern Ohio market and consists principally of retail lending, which includes single-family residential mortgages and other consumer loan products. One of the Company's largest groups of commercial loans consists of automobile dealer floor plans, which totaled $20.8 million at March 31, 1998. It is the Company's policy to secure these loans with the underlying inventory as collateral.


Allowance for Loan Losses
-------------------------
The allowance for loan losses as a percentage of loans increased from 1.60% at December 31, 1997, to 1.70% at the end of the first quarter of 1998. The total dollar amount of the allowance for loan losses increased $469,000 while net chargeoffs declined and total loan balances remained relatively unchanged, causing an increase in the allowance as a percentage of total loans in the first quarter of 1998.

The following table presents changes in the Company's allowance for loan losses for the three months ended March 31, 19987, and 1997, respectively:



(dollars in thousands)                           Three Months Ended
                                                     March 31,
                                                 ------------------
                                                  1998        1997
                                                 ------      ------
Allowance for loan losses, January 1             $8,356      $6,873
Allowance for loan loss acquired
 in Russell Federal Acquisition                                 120
Chargeoffs                                          364         511
Recoveries                                          137          82
---------------------------------------------------------------------
    Net chargeoffs                                  227         429
---------------------------------------------------------------------
Provision for loan losses                           696         588
---------------------------------------------------------------------
      Allowance for loan losses                  $8,825      $7,152
=====================================================================


For the three months ended March 31, 1998, the provision for loan losses totaled $696,000, while gross chargeoffs were $365,000 and recoveries amounted to $137,000. In the first quarter of 1997, the provision for loan losses totaled $588,000, while gross chargeoffs were $511,000 and recoveries amounted to $82,000. The Company's provision for loan losses was increased steadily through recent quarters due to overall loan growth.

A significant portion of the Company's recent chargeoffs occurred in the consumer loan portfolio. In the first quarter of 1998, consumer loan chargeoffs tempered due to continued focus of measurements of the Company's indirect lending portfolio performance, including a review of underwriting standards and more aggressive collection of past due accounts. Management will continue to monitor the performance of the consumer loan portfolio and focus efforts to continue recent positive trends. Real estate and commercial loan chargeoffs and recoveries were insignificant in the first quarter of 1998, demonstrating the quality of these portfolios.

Nonperforming loans (those loans classified as nonaccrual, 90 days or more past due, and other real estate owned) as a percentage of outstanding loans were 0.24% at March 31, 1998, compared to 0.33% at December 31, 1997. Nonaccrual loans and those loans 90 days past due totaled $911,000 and $297,000, respectively, at March 31, 1998, compared to $1,220,000 and $462,000, respectively, at year-end 1997. Management believes the current level of nonperforming loans is acceptable and reflects the overall quality of the Company's loan portfolio.

At March 31, 1998 the Company had an insignificant amount of loans that were considered impaired. Management will continue to monitor the status of impaired loans, including performing and non-performing loans, in order to determine the appropriate level of the allowance for loan losses.

Management continually monitors the loan portfolio through its Loan Review Department and Loan Loss Reserve Committee to determine the adequacy of the allowance for loan losses and considers it to be adequate at March 31, 1998. Management expects future loan loss provision in 1998 to be less than first quarter 1998 expense, due to slower than expected loan growth and a reduction in delinquencies in the loan portfolio in general. Management believes the current allowance for loan losses of 1.70% of total loans at March 31, 1998 to be adequate to absorb inherent losses in the portfolio.


Funding Sources
---------------
The Company considers deposits, short-term borrowings, and long-term borrowings when evaluating funding sources.
Traditional deposits continue to be the most significant source of funds for the Company, reaching $615.8 million at March 31, 1998, a quarterly increase of $4.7 million (or 0.8%).

Non-interest bearing demand deposits grew $1.3 million (or
2.0%) to $65.5 million for the quarter ended March 31, 1998. In general, the Company's mix of interest-bearing deposits modestly shifted in the first quarter of 1998 to interest-bearing transaction accounts from time deposit balances. In addition, the Company experienced modest attrition in late first quarter of maturing, short-term time deposits. Management expects similar attrition in the second quarter of 1998 as rate sensitive customers strive to maximize their investments by comparing rates offered by the Company's competitors.
Management will continue to emphasize deposit-gathering methods in 1998 through special "relationship accounts" (both non-interest bearing and interest-bearing) based on deposits in other products such as CD's or IRA's.

In 1998's second quarter, deposit growth will occur through the West Virginia Banking Center Acquisition and its associated approximately $125 million in deposits. The West Virginia Banking Center Acquisition is expected to provide approximately $50 million in time deposits, as well as approximately $75 million in other interest bearing and non-interest bearing deposits, for the Company's use as a funding source for future asset growth or replacement of current funding sources, depending on the Company's asset/liability position and interest rate risk factors at the time.

Management believes that the deposit base remains the most significant funding source for the Company and will continue to concentrate on deposit growth and maintaining adequate net interest margin to meet the Company's strategic goals.

In addition to traditional deposits, the Company accesses both short-term and long-term borrowings to fund its operations and investments. The Company's short-term borrowings consist of federal funds purchased, corporate deposits held in overnight repurchase agreements, and various FHLB borrowings. Short-term borrowings totaled $49.2 million at March 31, 1998, a quarterly increase of $16.7 million (or 51.2%).

The largest component of short-term borrowings consisted of balances in corporate repurchase agreements, which totaled $30.2 million at March 31, 1998, compared to $30.7 million at year-end 1997. In late 1997, growth occurred due primarily to increases in overnight repurchase agreement balances from a significant commercial customer. Management expects current balances to modestly decrease throughout 1998 and, as a result, overnight repurchase agreement balances will correspondingly decrease to somewhat lower levels.

An expected increase in borrowings for the three months ended March 31, 1998, occurred in short-term FHLB advances, which were accessed to fund the aforementioned pre-investment growth strategy of the Company. At March 31, 1998, the Company had $17.5 million in short-term FHLB advances, an increase of $15.8 million since year-end 1997. The Company financed a portion of the pre-investment strategy with short-term FHLB borrowings, and plans to ultimately replace such borrowings with the deposits acquired in the West Virginia Banking Center Acquisition. Since the West Virginia Banking Center Acquisition is not expected to be completed until June 26, 1998, management expects balances in short-term borrowings will increase significantly throughout the second quarter of 1998 due to maturity and attrition of aggressively priced short-term time deposits. Ultimately, the Company's investment in short-term borrowings will decrease after completion of the West Virginia Banking Center Acquisition. In general, the Company will continue to access short-term FHLB borrowings at various times to meet liquidity needs as they arise.

In addition to traditional deposits and short-term borrowings, the Company continues to maintain long-term borrowings from the FHLB. This allows the Company to obtain reliable funds at fixed and indexed rates for longer periods of time than other traditional deposit products, creating the opportunity to match longer term fixed rate mortgages and other extended-maturity asset commitments against a similar funding source.

Long-term FHLB advances totaled $41.5 million at March 31,
1998, a net quarterly increase of $15.9 million (or 62.1%) since December 31, 1997. Increases occurred at Russell Federal and Catlettsburg Federal to fund growth strategies designed to leverage the respective equity bases of those entities. The $15.9 million increase was net of scheduled principal paydowns of $0.6 million. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.

In order to finance a portion of the total purchase price of the Russell Federal Acquisition, the Company obtained a $3 million loan from an unaffiliated financial institution. The remaining funds for the Russell Federal Acquisition were generated from internal sources. Principal paydowns began on the $3 million note in the first quarter of 1998 and will continue semi-annually over the next several years. At March 31, 1998, the Company had $2.9 million in long-term debt related to the Russell Federal Acquisition.


Capital/Stockholders' Equity
----------------------------
For the quarter ended March 31, 1998, the capital position of the Company grew approximately $1.1 million (or 1.4%) to $79.9 million at year-end. In late 1997, the Company issued common shares with a value of $15.35 million in the acquisition of Gateway Bancorp.

In the first quarter of 1998, the Company had net income of $2.4 million and paid dividends of $0.7 million, a dividend payout ratio of 30.72% of earnings, compared to 30.97% in the first quarter of the prior year. Management believes recent dividends represent an acceptable payout ratio for the Company and anticipates similar payout ratios in future periods through quarterly dividends.

At March 31, 1998, the adjustment for the net unrealized holding gain on available-for-sale securities, net of deferred income taxes, totaled $2.1 million, a decrease of $0.3 million since year-end 1997. Since all of the investment securities in the Company's portfolio are classified as available-for-sale, both the investment and equity sections of the Company's balance sheet are more sensitive to the changing market values of investments.

The Company has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios.
 A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet and to certain off-balance sheet commitments.

At March 31, 1998, the Company's and each of its banking subsidiaries' risk-based capital ratios were above the minimum standards for a well-capitalized institution. The Company's risk-based capital ratio was 14.13%, well above the minimum standard of 8%. The Company's Tier 1 capital ratio of 12.87% also exceeded the regulatory minimum of 4%. The Leverage ratio at the end of the first quarter was 8.60% and also above the minimum standard of 4%. The Company's capital ratios provide quantitative data demonstrating the strength and future opportunities for use of the Company's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Company and each of its banking subsidiaries as part of its strategic decision process.

As a result of the pending West Virginia Banking Center Acquisition, Peoples Bank's capital position required additional capital injection to maintain its well-capitalized risk-based capital ratios. Management used internally generated sources to fund this increase in required equity, ensuring that adequate capital ratios were maintained at each of the Company's banking subsidiaries and optimizing internally available sources of equity

During the first quarter of 1998, the Company initiated the Peoples Bancorp Inc. Deferred Compensation Plan ("Plan") for the directors of the Company and its subsidiaries, which is designed to recognize the value to the Company of the past and present service of its directors and encourage their continued service through implementation of a deferred compensation plan. The Plan allows directors to defer the fees earned for their service as Company and subsidiary directors into deferred accounts that are either invested in the Company's common stock or a time deposit, at the specific director's discretion at the time of entering the Plan. As a result and in accordance with accounting regulations, the balances invested in Company stock in such accounts are reported as treasury stock in the Company's financial statements. At March 31, 1998, the Plan and its participants owned $0.6 million of Company stock, which is a reduction to the equity balance of the Company. Management does not expect the Plan to have a material impact on future financial statements or results of operations for the Company.

For the three months ended March 31, 1998, the Company purchased no treasury shares. In the past, the Company has from time to time purchased treasury shares for use in conjunction with its employee benefit plans. Due to recent stock option exercises, the Company has not had a balance of treasury shares for use in its employee benefit plans and therefore future exercises will be issued from authorized and unissued common shares, unless additional treasury shares are purchased. At March 31, 1998, the Company had 9,000 shares available to be purchased as treasury shares under the Board of Director's September 12, 1997 authorization to purchase up to 10,000 shares at market value.


Liquidity
---------
Liquidity measures an organization's ability to meet cash obligations as they come due. During the quarter ended March
31, 1998, the Company generated cash from operating and investing activities of $2.9 million. The Company also generated cash flows of $36.2 million from financing activities.
The major cash inflow was the net increase in short-term borrowings of $16.7 million and proceeds from additional long-term borrowings of $16.5 million.

The Company used cash flows of $45.7 million in investing activities. The major outflow of cash for the Company in the first quarter of 1998 was its purchase of $65.7 million of investment securities. Also, the Company had $18.6 million in sales or maturities of investment securities in the first quarter of 1998.

The Consolidated Statements of Cash Flows presented on page 6 of the Company's Consolidated Financial Statements provides analysis of cash flow activity.

Additionally, management considers that portion of the loan portfolio that matures within one year and the maturities within one year in the investment portfolio as part of the Company's liquid assets. The Company's liquidity is monitored by the ALCO, which establishes and monitors ranges of acceptable liquidity. Management feels the Company's current liquidity position is acceptable.


Interest Rate Sensitivity
-------------------------
Static gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities which reprice within a specified time period.

At March 31, 1998, the Company's interest rate sensitivity position, based on static gap analysis, was liability sensitive in the short-term, decreasing in sensitivity for periods over one year and up to five years. Up to one year, the Company is liability sensitive due primarily to increases in funding sources which are short-term, such as the FHLB borrowings and CD specials previously mentioned. Management believes the Company's balance sheet is theoretically insulated from significant increases or decreases in interest rates due to the various variable rate assets and liabilities. Management monitors the asset and liability sensitivity through the ALCO and uses available dynamic data to make appropriate strategic decisions.

In addition to the interest rate sensitivity schedule and asset/liability repricing schedules, management also uses simulation modeling and forecasting to determine the impact of a changing rate environment and interest rate risk. This combination provides dynamic information concerning the Company's balance sheet structure in different interest rate environments. When using simulation modeling, assumptions based on anticipated market pricing are applied to interest-earning assets and interest-bearing liabilities. These adjustments more accurately indicate the interest rate risk of the Company. Management believes the Company's current mix of assets and liabilities provides a reasonable level of insulation from significant fluctuations in net interest income and the resulting volatility of the Company's earning base. Management also considers various hedging products as a method of minimizing the interest rate risk of the Company's balance sheet. The Company's management reviews interest rate risk in relation to its effect on net interest income, net interest margin, and the volatility of the earnings base of the Company.


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


Future Outlook
--------------
Results of operations in the first quarter of 1998 represent enhanced financial performance through a combination of external growth and enhanced core competencies. Management continues to challenge its employees to identify critical banking processes and re-engineer services to provide the customer with the highest quality products and services. In addition, management has identified and will continue to analyze key performance areas which quantitatively measure the relative performance of the Company compared to prior year results.

Recent external acquisitions have provided balance sheet growth and expansion of the Company's geographic service areas in the tri-state (Kentucky, Ohio, and West Virginia) in northeastern Kentucky. Future challenges for the Company include increasing market penetration in these areas and enhancing established banking relationships with a full array of products and services currently not offered to those customers by Russell Federal or Catlettsburg Federal.

Management is satisfied with the retention of the acquired core deposit base and looks forward to continuing the development of Russell Federal and Catlettsburg Federal in 1998. Many goals have been established for future operations, most of which target customer service enhancement as a means of increasing shareholder value. In the second quarter of 1998, Russell Federal and Catlettsburg Federal began offering checking accounts and electronic banking services to its customer base, providing opportunities for increased customer service and leveraging of the strong capital base and human resources of the Company in those areas. These strategies are designed to complement the current product offerings at the Company's thrifts to maximize the relationship with current customers, increase the potential to attract new customers in those markets, and solidify the Company's recent emphasis on gathering non-interest expense funding sources in 1998.

In January 1998, Catlettsburg Federal expanded its presence in northeast Kentucky through the opening of a new full-service office on Route 60 near Interstate 64 in the Ashland, Kentucky, area. The nearby Ashland, Kentucky - Huntington, West Virginia metropolitan market represents an opportunity to provide the Company's array of financial products to many commercial and consumer customers through the Company's network of offices and customer service resources.

Recent acquisitions have provided increased funding sources and new markets for the Company. In addition to providing superior customer service, management believes growth into new markets, as well as further penetration of existing markets, is a priority of the Company. One of the Company's top priorities in 1998 will be the addition of the West Virginia Banking Center Acquisition offices with existing full-service banking centers to create a united financial service provider for the customers of Mason and Wetzel Counties in West Virginia and surrounding areas of West Virginia and Ohio. Management expects enhancements to non-interest income streams in the second half of 1998 and beyond due to the acquired deposits and associated cost-recovery fees of those deposits.

The West Virginia Banking Center Acquisition is expected to be completed on June 26, 1998. Due to the large inflow of cash associated with the acquisition, the Company will be challenged in the third and fourth quarters of 1998 to employ these funding sources in assets that provide acceptable return on investment without compromising the Company's risk-weighted assets and other capital ratios. Management intends to invest a portion of the acquired deposits in loans in the new markets as well as established markets, although overall loan activity in the Company's markets has tempered in the recent periods.
Management is currently analyzing the possibility of purchasing loan packages from unaffiliated financial institutions due to slower than expected loan growth in the first quarter of 1998.

Due to recent decreases in loan delinquencies and revised projected loan growth, management expects future loan provision to be reduced in the second quarter of 1998. Future loan loss provisions in 1998 will be based on loan delinquency trends, economic conditions, and anticipated loan growth. Management believes the Company's reserve for loan losses is adequate for the risks inherent in the portfolio and believes the reduction in loan loss provision is a reflection of the overall quality of the Company's loan portfolio and market conditions.

Managing the delicate balance between expansion into new markets and developing new products and services will also challenge the Company in 1998 and beyond. The financial services environment remains dynamic as merger and consolidation continues to change traditional banking services and the competitors the Company must face. Customers continue to strive for better, faster, more efficient methods in which to do their banking, and as a result, the Company has invested in technology and dedicated resources that provides the opportunity for those customers to perform banking functions through their computers 24 hours a day.

In the first quarter of 1998, the Company introduced a PC-based cash management/home banking product that was offered to both consumer and commercial customers. The results were successful
and well-received by the users.   Management believes that "PC
banking" is a future service that must be an integral part of the Company's core service delivery process. Changing consumer preferences related to financial product delivery systems dictate that PC banking will emerge as a significant financial product delivery system for many of the Company's existing and prospective customers in the future. The Company will continue to strive to meet future customer service challenges through its wide array of delivery channels, using technology and traditional methods in the manner that best fits each customer. Management recognizes the importance of electronic banking to its customer base and continues to focus efforts designed to enhance this process and allow customers almost unlimited banking products and services at their convenience.

In the first half of 1998, the Company will complete refurbishments of several of its offices, including the Baltimore, Ohio full-service office, as well as First National Bank's Caldwell and McConnelsville offices. The Company also recently completed the aforementioned construction of a new full-service office near Ashland, Kentucky, and expanded its delivery area in the southeastern Ohio market of Athens, Ohio, with the first quarter 1998 opening of a new full-service facility at 152 Union Street near the Ohio University campus. The expansion and refurbishment of the Company's physical locations represent the Company's commitment to quality service through top quality banking offices, as well as strategic intentions to capture increased market share in those areas.

The combined effect of recent acquisitions for the Company have impacted financial performance in the first quarter of 1998. To the extent the Company can integrate into current operations and redeploy acquired assets from the West Virginia Banking Center Acquisition into the Company's current asset mix (which has produced higher levels of ROA, ROE, and earnings per share in periods prior to the first quarter of 1998), financial performance in the future will depend directly on the timing of anticipated loan growth and other factors. Future operating results will be determined by the ability of the Company to capture lending opportunities in expanded market areas or make similar investments with acceptable risk and return on investment indicators.

Many companies across various industries have dedicated efforts to analyze the much-publicized "Year 2000" issue, which arises because many existing computer programs only recognize the last two digits to identify the year in the date information field. Management has implemented plans to address Year 2000 issues and the impact to its business, operations, and relationships with customers, suppliers, and other third parties. Management has completed its assessment phase, which addresses the extent to which its operations are vulnerable should its software fail to be Year 2000 compliant. The majority of the Company's software is supplied by third-party vendors. The Company has been assured by third-party vendors who provide its core software applications that such applications are or will be Year 2000 compliant without additional significant costs to the Company. Management began testing such applications in the first quarter of 1998 and preliminary results indicate that the Year 2000 issue does not appear to be a significant problem for the Company or its operations. During the second quarter of 1998, the Company plans to forward a self-assessment to its commercial customers designed to increase their awareness of the Year 2000 issue and potential impact to their operations. While the Company believes its planning efforts are adequate to address Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect. The cost of Year 2000 issues are not expected to be material to the Company's results of operations or financial position.

Management is comfortable with the current loan to deposit ratio of 84.2% and anticipates the loan to deposit ratio will decrease by June 30, 1998, due to the West Virginia Banking Center Acquisition. The Company's balance sheet growth and future leveraging of equity is a management focus for the remainder of 1998. Future loan growth will reflect the Company's ability to serve existing markets, markets to be penetrated via acquisition, and selected customers outside traditional geographic markets.

Mergers and acquisitions remain a viable strategic alternative for the continued growth of the Company's operations and scope of customer service. Future acquisitions, if they occur, may not be limited to specific geographic location or proximity to current markets. Acquisitions will depend upon financial service opportunities that strengthen the core competencies developed by the Company. Management considers mergers and acquisitions to be a viable method of enhancing the Company's earnings potential and will continue to pursue appropriate business opportunities as they develop. Management concentrates on several key performance indicators to measure and direct the performance of the Company. While past results are not an indication of future earnings, management feels the Company is positioned to leverage its recent equity growth and maintain current levels of performance through the remainder of 1998.


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

PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------

CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME
======================================================================


(dollars in thousands)                      For the Three Months Ended
                                                     March 31,
                                            1998                  1997
                                     Average    Yield/     Average    Yield/
                                     Balance     Rate      Balance     Rate
ASSETS
======
Securities:
  Taxable                           $166,030     6.58%     $125,899    6.82%
  Tax-exempt                          25,601     8.04%       22,499    8.35%
----------------------------------------------------------------------------
    Total                            191,631     6.77%      148,398    7.06%
Loans:
  Commercial                         175,664     9.52%      134,726    9.52%
  Real estate                        232,553     8.70%      201,395    8.40%
  Consumer (net)                     112,486    10.53%      109,199   10.43%
----------------------------------------------------------------------------
    Total                            520,703     9.37%      445,320    9.23%
Less: Allowance for loan losses       (8,670)                (7,119)
----------------------------------------------------------------------------
    Net loans                        512,033     9.53%      438,201    9.39%
Interest-bearing deposits              6,578     6.72%        2,081    4.56%
Federal funds sold                     9,090     5.49%        8,127    5.35%
----------------------------------------------------------------------------
    Total earning assets             719,332     8.72%      596,807    8.73%
Other assets                          55,623                 47,740
----------------------------------------------------------------------------
    Total assets                    $774,955               $644,547
============================================================================

LIABILITIES AND EQUITY
======================
Interest-bearing deposits:
  Savings                           $ 91,101     3.07%     $ 83,022    3.04%
  Interest-bearing demand deposits   137,769     3.63%      119,609    3.32%
  Time                               322,604     5.53%      266,721    5.52%
----------------------------------------------------------------------------
    Total                            551,474     4.65%      469,352    4.52%
Borrowed funds:
  Short-term                          43,138     5.08%       19,572    4.02%
  Long-term                           30,153     6.09%       31,421    6.29%
----------------------------------------------------------------------------
    Total                             73,291     5.48%       50,993    5.42%
    Total interest-
     bearing liabilities             624,765     4.75%      520,345    4.61%
Non-interest bearing deposits         62,724                 59,343
Other liabilities                      7,873                  8,142
----------------------------------------------------------------------------
    Total liabilities                695,362                587,830
Stockholders' equity                  79,593                 56,717
----------------------------------------------------------------------------
    Total liabilities and equity    $774,955               $644,547
============================================================================

Interest income to earning assets                8.72%                 8.73%
Interest expense to earning assets               4.12%                 4.01%
----------------------------------------------------------------------------
      Net interest margin                        4.60%                 4.72%
============================================================================


Interest income and yields presented on a fully tax-equivalent basis using a 35% tax rate in 1998 and a 34% tax rate in 1997.

PART II
-------

ITEM 1:  Legal Proceedings.
           None.

ITEM 2:  Changes in Securities.
           None.

ITEM 3:  Defaults upon Senior Securities.
           None.

ITEM 4:  Submission of Matters to a Vote of Security Holders.

On April 9, 1998, the Peoples Bancorp Inc. Annual Meeting of Shareholders was held in The Peoples Banking and Trust Company Conference Room in Marietta, Ohio. The meeting was well-attended and over 83% of the outstanding common shares were represented by proxy. No votes were placed in person. All items of business on the agenda were approved by the shareholders and the results are as follows:

1) Three Directors of the Company were re-elected to serve terms of three years each (expiring in 2001): Robert E. Evans, Paul T. Theisen, and Thomas C. Vadakin. Directors of the Company who continue to serve after the 1998 Annual Meeting include George W. Broughton, Wilford D. Dimit, Barton S. Holl, Rex E. Maiden, Norman J. Murray, and Joseph H. Wesel (Chairman of the Board).

2) The Peoples Bancorp Inc. 1998 Stock Option Plan was approved by the shareholders. The adoption of the plan made available an additional 100,000 common shares (prior to the 3-for-2 stock split effective April 30, 1998) available for issuance.

3) The Peoples Bancorp Inc. Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries was approved by the shareholders. The adopted plan sets forth provisions which allow the Directors of the Company and Directors of its subsidiaries to invest their deferred compensation in common shares of the Company and/or certificates of deposit.


                          SHAREHOLDER VOTING RESULTS
-----------------------------------------------------------------------------

                                                                      BROKER
                                                                        NON-
           ISSUE                  FOR     WITHHELD  AGAINST  ABSTAIN   VOTES
-----------------------------  ---------  --------  -------  -------  -------
Robert E. Evans                3,224,451     3,111      N/A      N/A        0
Paul T. Theisen                3,218,679     8,883      N/A      N/A        0
Thomas C. Vadakin              3,184,604    42,958      N/A      N/A        0
Peoples Bancorp Inc. 1998
 Stock Option Plan             3,128,105       N/A   51,926   47,531        0
Peoples Bancorp Inc. Deferred
 Compensation Plan             3,080,983       N/A   88,232   58,347        0


ITEM 5:  Other Information.
           None.

ITEM 6:  Exhibits and Reports on Form 8-K.
           a)  Exhibits:


                                EXHIBIT INDEX
                                -------------


Exhibit Number               Description               Exhibit Location
--------------    ---------------------------------    ----------------
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


                                      PEOPLES BANCORP INC.

Date:  May 14, 1998              By:  /s/  ROBERT E. EVANS
                                      Robert E. Evans
                                      President and Chief Executive Officer


Date:  May 14, 1998              By:  /s/  JOHN W. CONLON
                                      John W. Conlon
                                      Chief Financial Officer

                                EXHIBIT INDEX
                                -------------

              PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                       FOR PERIOD ENDED MARCH 31, 1998
              ==================================================


Exhibit Number               Description               Exhibit Location
--------------    ---------------------------------    ----------------
     11           Computation of Earnings Per Share.   Page 26.

     27           Financial Data Schedule.             EDGAR electronic
                                                       filing only.