Form 10-Q
period 1998-06-30
PEOPLES BANCORP INC
filed 1998-08-14
CIK 318300

FORM 10-Q
                                =========

                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the quarterly period ended June 30, 1998

                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ____ to ____

                   Commission file number 0-16772



                           PEOPLES BANCORP INC.
         ------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

             Ohio                                    31-0987416
-------------------------------        -----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

138 Putnam Street, P. O. Box 738, Marietta, Ohio          45750
------------------------------------------------        ----------
(Address of principal executive offices) 	 	(Zip Code)

Registrant's telephone number, including area code:   (740) 373-3155
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

Indicate the number of shares outstanding of each of the issuer's class of Common Stock, as of July 1, 1998: 5,748,170.

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1
------

   The following Condensed Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Shareholders' Equity, and Consolidated Statements of Cash Flows of Peoples Bancorp Inc. (the "Company") and subsidiaries, reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Complete audited consolidated financial statements with footnotes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

(Dollars in thousands)                       June 30,        December 31,
                                               1998              1997
ASSETS
------
Cash and cash equivalents:
  Cash and due from banks                   $  28,621         $  21,473
  Interest-bearing deposits in other banks      3,382             7,008
  Federal funds sold                           52,750            10,350
-------------------------------------------------------------------------
    Total cash and cash equivalents            84,753            38,831
-------------------------------------------------------------------------

Available-for-sale investment securities,
  at estimated fair value (amortized cost
  of $205,277 and $170,702 at June 30,
  1998 and December 31, 1997, respectively)   208,962           174,291

Loans, net of unearned interest               533,264           521,570
Allowance for loan losses                      (9,171)           (8,356)
-------------------------------------------------------------------------
    Net loans                                 524,093           513,214
-------------------------------------------------------------------------

Bank premises and equipment, net               15,155            11,971
Other assets                                   33,381            19,851
-------------------------------------------------------------------------
       Total assets                         $ 866,344         $ 758,158
=========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Non-interest bearing                     $  74,473          $  64,229
  Interest bearing                           623,629            546,878
-------------------------------------------------------------------------
    Total deposits                           698,102            611,107
-------------------------------------------------------------------------

Short-term borrowings:
  Federal funds purchased and securities
    sold under repurchase agreements          31,370             30,811
  Federal Home Loan Bank term advances         3,050              1,750
-------------------------------------------------------------------------
    Total short-term borrowings               34,420             32,561
-------------------------------------------------------------------------

Long-term borrowings                          44,121             28,577
Accrued expenses and other liabilities         7,712              7,095
-------------------------------------------------------------------------
      Total liabilities                    $ 784,355          $ 679,340
=========================================================================

Stockholders' Equity
--------------------
Common stock, no par value, 12,000,000
  shares authorized - 5,782,091 shares
  issued at June 30, 1998 and 3,831,206
  issued at December 31, 1997, including
  shares in treasury                          50,578             50,001
Accumulated comprehensive income, net of
  deferred income taxes                        2,395              2,369
Retained earnings                             30,129             26,448
-------------------------------------------------------------------------
                                              83,102             78,818
Treasury stock, at cost, 37,460 shares
  at June 30, 1998 and no shares at
  December 31, 1997                           (1,113)                 0
-------------------------------------------------------------------------
  Total stockholders' equity                  81,989             78,818
-------------------------------------------------------------------------
  Total liabilities and stockholders'
    equity                                $  866,344          $ 758,158
=========================================================================

PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------

(Dollars in thousands, except per share data)

                               Three Months Ended         Six Months Ended
                                    June 30,                  June 30,
                               1998          1997         1998       1997

Interest income             $  15,735     $  13,122    $  31,099    $  25,884
Interest expense                7,531         6,106       14,851       12,024
------------------------------------------------------------------------------
  Net interest income           8,204         7,016       16,248       13,860
Provision for loan losses         546           641        1,242        1,229
------------------------------------------------------------------------------
  Net interest income
   after provision for
   loan losses                  7,658         6,375       15,006       12,631

Other income                    1,590         1,462        3,208        2,880
  (Gain) loss on securities
   transactions                   427            (2)         431          (31)
Other expenses                  5,444         4,721       10,858        9,426
------------------------------------------------------------------------------
Income before income  taxes     4,231         3,114        7,787        6,054
Federal income taxes            1,431           989        2,611        1,927
------------------------------------------------------------------------------
  Net income                $   2,800     $   2,125    $   5,176    $   4,127
=============================================================================


Basic earnings per share        $0.49         $0.41        $0.90        $0.80
------------------------------------------------------------------------------

Diluted earnings per share      $0.47         $0.40        $0.87        $0.78
------------------------------------------------------------------------------

Weighted average shares
 outstanding (basic)        5,754,541     5,174,951    5,750,750    5,171,895
------------------------------------------------------------------------------

Weighted average shares
  outstanding (diluted)     5,957,274     5,329,832    5,947,359    5,311,217
------------------------------------------------------------------------------

Cash dividends declared     $     765     $     621    $   1,495    $   1,241

Cash dividend per share         $0.13         $0.12        $0.26        $0.24

PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------

 (Dollars in thousands, except share amounts)
                                                           Accumulated
                                                              Other
                     Common Stock     Retained  Treasury  Comprehensive
                   Shares    Amount   Earnings   Stock       Income     Total
------------------------------------------------------------------------------
Balance,
December 31,
1997             3,831,206  $ 50,001  $ 26,448  $      0   $  2,369  $ 78,818
------------------------------------------------------------------------------
Adjustment for
 the effect of
 3-for-2 common
 stock split     1,915,603
------------------------------------------------------------------------------
Balance,
December 31,
1997 restated    5,746,809
------------------------------------------------------------------------------
Comprehensive income:
  Net income                             5,176                          5,176
  Other omprehensive income,
   net of tax:
  Unrealized losses on available-
   for-sale securities, net of
   reclassification adjustment                                   26        26
------------------------------------------------------------------------------
  Other comprehensive income                                               26
------------------------------------------------------------------------------
    Comprehensive income                                                5,202

Exercise of
  common stock
  options           28,451       370                                      370
Cash dividends
  declared                              (1,495)                        (1,495)
Common stock
  issued under
  dividend
  reinvestment plan  6,831       207                                      207
Purchase of treasury
  stock, 37,460
  shares                                          (1,113)              (1,113)
------------------------------------------------------------------------------
Balance, June
30, 1998         5,782,091  $ 50,578  $ 30,129   $(1,113)   $ 2,395  $ 81,989
==============================================================================


Comprehensive Income:
---------------------
Unrealized holding losses on available-for-sale
 securities arising during the period, net of income taxes     (494)
Less: reclassification adjustment for gains
 realized in net income, net of income taxes                    520
------------------------------------------------------------------------------
Net unrealized losses on available-for-sale securities,
 net oftax                                                       26
==============================================================================

PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------

(Dollars in thousands)
                                                        Six Months Ended
                                                            June 30,
                                                      1998           1997
Cash flows from operating activities:
-------------------------------------
Net income                                        $   5,176      $   4,127
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                         1,242          1,229
    (Gain) loss on sale of investment securities       (431)            31
    Depreciation, amortization, and accretion         1,227          1,294
    Increase in interest receivable                    (378)          (216)
    Increase (decrease) in interest payable             452            (72)
    Deferred income taxes                               697            174
    Deferral of loan origination fees and costs          90             32
    Other, net                                       (2,633)          (696)
----------------------------------------------------------------------------
      Net cash provided by operating activities       5,442          5,903
----------------------------------------------------------------------------

Cash flows from investing activities:
-------------------------------------
Purchases of available-for-sale securities          (84,788)        (9,774)
Proceeds from sales of available-for-sale
  securities                                         19,698          4,204
Proceeds from maturities of available-for-sale
  securities                                         31,248          8,589
Net increase in loans                                (3,889)       (24,333)
Expenditures for premises and equipment              (2,298)          (354)
Proceeds from sales of other real estate owned           79             28
Business acquisitions, net of cash received          99,053          4,679
----------------------------------------------------------------------------
   Net cash provided by (used in) investing
     activities                                      59,103        (16,961)
----------------------------------------------------------------------------

Cash flows from financing activities:
-------------------------------------
Net decrease in non-interest bearing deposits        (1,177)        (7,300)
Net (decrease) increase in interest-bearing
  deposits                                          (29,290)        15,959
Net (decrease) increase in short-term borrowings     (1,690)           253
Proceeds from long-term borrowings                   16,782          3,000
Payments on long-term borrowings                     (1,238)        (1,599)
Cash dividends paid                                  (1,268)        (1,031)
Purchase of treasury stock                           (1,113)          (289)
Proceeds from issuance of common stock                  371             73
----------------------------------------------------------------------------
   Net cash (used in) provided by financing
     activities                                     (18,623)         9,066
----------------------------------------------------------------------------

Net increase in cash and cash equivalents            45,922         (1,992)
Cash and cash equivalents at beginning of period     38,831         28,517
----------------------------------------------------------------------------
Cash and cash equivalents at end of period        $  84,753      $  26,525
============================================================================

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

   On June 26, 1998, one of the Company's subsidiaries, The Peoples Banking and Trust Company ("Peoples Bank") completed the purchase of full-service banking offices located in the communities of Point Pleasant (two offices), New Martinsville, and Steelton, West Virginia ("West Virginia Banking Center Acquisition") from an unaffiliated institution. In the transaction, Peoples Bank assumed approximately $121.0 million of deposits and purchased $8.3 million in loans.


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
                                           For the Three     For the Six
                                           Months Ended      Months Ended
                                             June 30,          June 30,
                                           1998     1997     1998    1997
SIGNIFICANT RATIOS
------------------
Net income to:
--------------
  Average assets*                          1.39%    1.30%    1.31%   1.27%
----------------------------------------------------------------------------
  Average shareholders' equity*           13.82%   14.80%   12.89%  14.46%
----------------------------------------------------------------------------

Net interest margin*                       4.55%    4.75%    4.58%   4.73%
----------------------------------------------------------------------------

Efficiency ratio*                         51.24%   51.80%   51.24%  52.44%
----------------------------------------------------------------------------

Average shareholders' equity
  to average assets                       10.11%    8.79%   10.20%   8.79%
----------------------------------------------------------------------------

Loans net of unearned interest
  to deposits (end of period)             76.39%   85.35%   76.39%  85.35%
----------------------------------------------------------------------------

Allowance for loan losses to
  loans net of unearned interest
  (end of period)                          1.72%    1.56%    1.72%   1.56%
----------------------------------------------------------------------------

Capital ratios:
---------------
  Tier I capital ratio                    10.58%   11.10%   10.58%  11.10%
----------------------------------------------------------------------------
  Risk-based capital ratio                11.83%   12.36%   11.83%  12.36%
----------------------------------------------------------------------------
  Leverage ratio                           7.38%    7.68%    7.38%   7.68%
----------------------------------------------------------------------------

Cash dividends to net income              27.32%   29.22%   28.88%  30.07%
----------------------------------------------------------------------------

PER SHARE DATA
--------------
Book value per share                     $14.27   $11.40   $14.27  $11.40
----------------------------------------------------------------------------

Diluted earnings per share                $0.47    $0.40    $0.87   $0.78
----------------------------------------------------------------------------

Cash dividends per share                  $0.13    $0.12    $0.26   $0.24
----------------------------------------------------------------------------

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

    On June 26, 1998, Peoples Bank completed the purchase of full-service banking offices located in the communities of Point Pleasant (two offices), New Martinsville, and Steelton, West Virginia ("West Virginia Banking Center Acquisition") from an unaffiliated institution. In the transaction, Peoples Bank assumed approximately $121.0 million of deposits and purchased $8.3 million in loans.


RESULTS OF OPERATIONS
---------------------

Overview of the Income Statement
--------------------------------
   For the six months ended June 30, 1998, the Company earned $5,176,000, a 25.4% increase from $4,127,000 in net income for the same period last year. For the quarter ended June 30, 1998, the Company earned $2,800,000, a 31.8% increase from $2,125,000 in the second quarter of 1997. In the second quarter, diluted earnings per share increased $0.07 from $0.40 last year to $0.47 in 1998. For the first half of 1998, diluted earnings per share reached $0.87, up $0.09 from $0.78 for the same period a year earlier.

   Second quarter net income was positively impacted by a net gain of $427,000 ($278,000 after taxes, or $0.05 per diluted share) on investment activity, primarily the exchange of certain domestic equity securities, as well as losses from repositioning of the investment portfolio. The Company's core earnings also increased due to stronger earnings in existing business units and additional revenue streams associated with recent acquisitions. Due to earning asset growth, second quarter net interest income totaled $8,204,000, up $1,188,000 (or 16.9%)
compared to the same period last year. For the six months ended June 30, 1998, net interest income reached $16,248,000, an increase of $2,388,000 (or 17.2%) compared to the same period a year earlier.

   In the first half of 1998, provision for loan losses totaled $1,242,000 compared to $1,229,000 in 1997's first six months. For the three months ended June 30, 1998, provision for loan losses totaled $546,000, a decrease of $95,000 (or 14.8%) compared to last year's second quarter. Reduction in loan loss provision reflects the quality of the Company's loan portfolio and recent stabilization of loan delinquencies.

   Second quarter non-interest income increased $128,000 (or 8.8%) to $1,590,000, due primarily to increased fiduciary fees from the Company's Investment and Trust Division, deposit service charges, and electronic banking fees. For the six months ended June 30, 1998, non-interest income totaled $3,208,000, up
$328,000 (or 11.4%) compared to the same period in 1997.

   Non-interest expense for the second quarter of 1998 totaled $5,444,000, up $723,000 (or 15.3%) from last year. For the first half of 1998, non-interest expense reached $10,858,000, an increase of $1,432,000 (or 15.2%) compared to the first six months of 1997. Recent growth in non-interest expense is due primarily to the Company's recent acquisitions and related expenses, such as salaries and benefits expense and amortization of intangibles. In the second quarter of 1998, the Company's efficiency ratio improved to 50.44% compared to 51.80% for the same period last year. For the six months ended June 30, 1998, efficiency ratio reached 51.24% compared to 52.44% for the same period in 1997.

   Management believes that a comparative approach to financial reporting should include the discussion of "cash earnings", which removes the after-tax impact of the amortization of intangibles on the Company's results of operations and facilitates comparison of the Company with competitors that make acquisitions using pooling of interests accounting.

   In the second quarter of 1998, intangible amortization expense totaled $372,000 ($273,000 after taxes) compared to $240,000 ($156,000 after taxes) for the same period a year earlier.
After adjusting for the after-tax effect of the amortization of intangibles, diluted cash earnings per share for the quarter ended June 30, 1998 was $0.52, up $0.09 from $0.43 in diluted cash earnings per share in the second quarter of 1998.

   For the six months ended June 30, 1998, intangible amortization expense totaled $741,000 ($544,000 after taxes) compared to $481,000 ($313,000 after taxes) for the same period a year earlier. After adjusting for the after-tax effect of the amortization of intangibles, diluted cash earnings per share for the six months ended June 30, 1998 was $0.96, up $0.12 from $0.84 in diluted cash earnings per share for the same period a year earlier.

   Management uses cash earnings as one of several ways to evaluate the impact of acquisitions to profitability and the Company's return on its investment. Increased amortization of intangibles for the three months and six months ended June 30, 1998, also impacted tangible return on assets and equity. Recent acquisitions have increased and will increase the Company's amortization expense related to goodwill and other intangibles and as a result, the purchase method of accounting has affected earnings per share and other ratios. In order to provide comparative earnings per share information, management will continue to supplement future financial analysis with discussion concerning cash earnings per share, as previously defined.


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

   When compared to prior year, increased operating earnings for the quarter and six months ended June 30, 1998 can be attributed primarily to growth of the Company's net interest income. The Company's interest earning assets and interest-bearing liabilities were positioned to generate increased net interest income streams in the second quarter. Also, the recent acquisitions provided additional earning assets to the Company, generating increased incremental net interest income. Earning asset growth strategies implemented in the second quarter of 1998 (in anticipation of the deposits acquired in the West Virginia Banking Center Acquisition) also contributed to incremental increases in net interest income.

   As a result, net interest income continued to grow in the second quarter of 1998, reaching $8,204,000 compared to $7,016,000 in last year's second quarter, an increase of $1,188,000 (or 16.9%). In the second quarter of 1998, total interest income reached $15,735,000 while interest expense totaled $7,531,00. Included in second quarter 1998 interest income is $466,000 of tax-exempt income from investments issued by states and political subdivisions. Since these revenues are not taxed, it is more meaningful to analyze net interest income on a fully-tax equivalent ("FTE") basis.

   Net interest margin is calculated by dividing FTE net interest income by average interest-earning assets and serves as a performance measurement of the net interest revenue stream generated by the Company's balance sheet. For the three months ended June 30, 1998, net interest margin (on an FTE basis) totaled 4.55% compared to 4.75% in the second quarter of 1997.
On a year-to-date basis through June 30, net interest margin in 1998 totaled 4.58% compared to 4.73% for the same period last year.

   Several factors have contributed to net interest margin compression. The deposits acquired in the West Virginia Banking Center Acquisition significantly increased the Company's earning asset base in lower-yielding assets such as federal funds sold. Management continues to analyze methods to redeploy the acquired funds in an earning asset mix that is similar to that of the Company's ratios before the West Virginia Banking Center Acquisition.

   Net interest margin also decreased due to competitive pressures for loans and deposits in the Company's markets. In addition, the recent thrift acquisitions have modestly changed the Company's earning asset mix and lowered margins for comparative purposes, due to the fact the Company's thrifts have primarily invested in real estate loans, which typically do not generate return on investment like other loan products such as commercial and personal loans.

   In the first quarter of 1998, the Company implemented a pre-acquisition investment strategy to take advantage of reasonably favorable asset yields on selected investment securities (such as mortgage-backed securities and other corporate investments). The pre-investment program totaled approximately $49 million and was funded by short-term borrowings, which were replaced late in the second quarter of 1998 with deposits assumed in the West Virginia Banking Center Acquisition. The growth strategy resulted in modest compression of the Company's net interest margin in the second quarter of 1998, due to yields on investment that are modestly lower than typical loan yields.

   The sudden growth of the Company's earning asset base will continue to impact net interest margin in the second half of 1998 until the asset mix can be returned to a more appropriate balance of profitability and risk. Due to the replacement of short-term borrowings with the acquired deposits, management expects net interest margin to stabilize at current levels for the remainder of 1998.

   Average loans grew $65.3 million (or 14.2%) from second quarter 1997 to second quarter 1998 which comprise the largest earning asset component on the Company's balance sheet. Yield on earning assets totaled 8.61% in the second quarter of 1998, compared to 8.80% for the same period a year earlier. Although loan yields are consistent from 1997 to 1998, the Company's investment portfolio yield has dropped 34 basis points to 6.74% in the second quarter of 1998, reflecting the replacement of higher-yielding, maturing investments with lower-yielding investments. In addition, the average balance of investment securities has increased $73.4 million to $220.9 million due to recent growth strategies and acquisitions.

   Compared to the second quarter of 1997, cost of interest-bearing liabilities increased five basis points to 4.68% in the second quarter of 1998. Costs increased due to increases in the Company's use of short-term, higher-costing funding sources used to fund the previously described pre-acquisition strategy (in anticipation of the deposits acquired in the West Virginia Banking Center Acquisition). Management expects future interest costs to modestly decline in future reporting periods due to the acquisition of lower interest cost funding sources from the West Virginia Banking Center Acquisition. Management will continue to monitor the effects of net interest margin on the performance of the Company.

   Please refer to the "Consolidated Average Balance Sheet and
Analysis of Net Interest Income" table included on page ____ for a complete quantitative evaluation of the Company's net interest margin.


Provision for Loan Losses
-------------------------
   In the second quarter of 1998, the Company's loan loss provision decreased due to improvement in loan delinquencies and net loan losses. For the three months ended June 30, 1998, the Company recorded a provision for loan losses of $546,000, a decrease of $95,000 (or 14.8%) from $641,000 in the second quarter of 1997. On a year-to-date basis through June 30, loan loss provision totaled $1,242,000 in 1998 compared to $1,229,000 last year. Loan growth in late 1997 and early 1998 was the primary reason for higher provisions for loan losses in quarters the first quarter of 1998.

   Management expects modest internal loan growth for the remainder of 1998. Due to this anticipated slowdown in loan growth, combined with stabilized levels of delinquencies and net loan losses, management believes that future 1998 provision expense will remain approximately level with the provision recorded in the second quarter of 1998. The duration of current provision levels will be dependent on acceptable loan delinquencies, portfolio risk, and general economic conditions in our markets.


Non-Interest Income
-------------------
   The Company's non-interest income is generated from four primary sources: income derived from fiduciary activities, cost-recovery fees related to deposit accounts, electronic banking revenues, and income generated by the Company's insurance agency subsidiaries. For the quarter and six months ended June 30, 1998, all of the Company's major sources of non-interest income increased compared to the same period a year earlier, representing management's commitment to continual improvement of the Company's operating performance.

   Second quarter non-interest income reached $1,590,000 in 1998, an increase of $128,000 (or 8.8%) compared to the same period in 1997. For the six months ended June 30, 1998, non-interest income totaled $3,208,000, up $328,000 (or 11.4%) compared to last year.

   The Investment and Trust Division of Peoples Bank continued its strong earnings growth in 1998. The fee structure for fiduciary activities is based primarily on the fair value of assets being managed, which totaled over $500 million at June 30, 1998. As a result of growth in market values and in the number of accounts served, second quarter income generated from fiduciary activities increased $38,000 (or 7.2%) to $566,000. On a year-to-date basis through June 30, fiduciary activities revenue increased $150,000 (or 14.5%) to $1,182,000 in 1998 compared to the same period a year earlier.  The Investment and Trust
Division continues to be a leader in fiduciary services in the Company's lead market area.

   Deposit account service charge income also increased in the second quarter of 1998, reaching $597,000, compared to $540,000 for the quarter ended June 30, 1997, an increase of $57,000 (or 10.6%). On a year-to-date basis for the six months ended June 30, 1998, deposit account service charge income increased $95,000 (or 9.0%) compared to 1997. The Company's fee income generated from deposits is based on cost recoveries associated with relevant services provided.

   Electronic banking, including ATM cards, direct deposit services, and debit card services, is one of the many services offered by the Company. The recovery of costs through fees associated with these products and services are beginning to significantly impact the Company's non-interest income. For the quarter ended June 30, 1998, total fees related to electronic banking reached $158,000, up $113,000 (or 39.8%) compared to the same period last year. For the six months ended June 30, 1998, electronic banking revenues totaled $284,000, an increase of $66,000 (or 30.3%) compared to the same period a year earlier. These increases are due primarily to revenues related to the Company's growing debit card program as well as non-customer activity in the Company's network of ATM's, which has caused a corresponding increase in ATM-related revenues.

   Management will continue to explore new methods of enhancing non-interest income. Both traditional and non-traditional financial service products are being analyzed for inclusion in the Company's product mix.


Net Gain on Securities
----------------------
   In the second quarter of 1998, the Company recognized net gains on securities of $427,000 ($278,000 after taxes, or $0.05 per diluted share), compared to minimal net losses in the second quarter of 1997. The Company had a net gain of $516,000
($336,000 after taxes) from an equity investment in a company that was acquired in a merger transaction. In addition, the Company recognized losses of $89,000 ($58,000 after taxes) from sales of investment securities due to repositioning of the investment portfolio. Management does not expect similar gains or losses to occur during the remainder of 1998.


Non-Interest Expense
--------------------
   For the three months ended June 30, 1998, non-interest expense totaled $5,444,000, an increase of $723,000 (or 15.1%) compared to the same period last year. For the first half of 1998, total non-interest expense reached $10,858,000, up $1,432,000 (or 15.2%) compared to 1997's first six months.

   When comparing 1998 non-interest expense information to 1997, it is important to consider the non-interest expense related to
recent acquisitions.   Acquisitions, and the related salaries
and employee benefits and increased depreciation expense, comprise the majority of the increase in non-interest expense in 1998. Non-operational items also contributed to the increase in non-interest expense for the quarter and six months ended June 30, 1998. In particular, amortization of intangibles totaled $372,000 (up 55.0%) and $741,000 (an increase of 54.1%) for the quarter and six months ended June 30, 1998, respectively, compared to $240,000 and $481,000 for the identical periods a year earlier. Future amortization expense will increase due to the completion of the West Virginia Banking Center Acquisition. The Company considers the impact of intangible amortization when evaluating potential acquisitions.

   The Company's recent acquisitions also impacted non-interest expense in other areas, as the Company continues to expand its services and geographic area. Compared to 1997's second quarter, salaries and benefits expense increased $233,000 (or 11.6%) to $2,249,000 in the second quarter of 1998. For the six months ended June 30, salaries and benefits expense increased $546,000 (or 13.2%) to $4,691,000 in 1998 compared to 1997's first half of the year.

   Recent acquisitions have increased the number of Company employees, primarily customer service associates in the acquired offices. At June 30, 1998, the Company had 363 full-time equivalent employees, compared to 314 full-time equivalent employees at December 31, 1997, and 304 full-time equivalent employees at year-end 1996. While future salaries and benefit expense will increase on a gross comparison basis due to the associates retained in the West Virginia Banking Center acquisition, management will continue to strive to find new ways of increasing efficiencies and leveraging its resources while concentrating on maximizing customer service.

   Recent acquisitions also impacted net occupancy expenses, in particular depreciation expense. For the quarter and six months ended June 30, 1998, furniture and equipment expenses totaled $446,000 and $891,000, respectively, up $70,000 (or 18.7%) and
$98,000 (or 12.4%) compared to 1997's identical reporting periods. Net occupancy expense totaled $389,000 in the second quarter of 1998, an increase of $83,000 (or 27.1%) compared to the same period a year earlier. On a year-to-date basis through June 30 and compared to last year, net occupancy expense increased $123,000 (or 15.5%) to $891,000 in 1998. These increases can be attributed primarily to the depreciation of the assets purchased in recent acquisitions, completion of construction projects to full-service offices in Athens and Caldwell, Ohio, as well as Ashland, Kentucky. Increases are also due to growth in depreciation of additional expenditures on technology. The Company's increased investment in technology and other customer-service enhancements will also impact depreciation expense in the future.

   Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for the Company. The Company and financial services industry use the efficiency ratio (total non-interest expense less amortization of intangibles and non-recurring items as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. Gains and losses on sales of investment securities are not included in the calculation of the Company's efficiency ratio. In the second quarter of 1998, the Company's efficiency ratio was 50.44% compared to 51.80% for the same period last year. For the six months ended June 30, 1998, efficiency ratio improved to 51.24% compared to 52.44% for the same period in 1997. Management expects the efficiency ratio to continue to modestly improve throughout the remainder of 1998 and into 1999.


Return on Assets
----------------
   For the quarter ended June 30, 1998, return on average assets ("ROA") reached 1.39% compared to 1.30% for the same period a year earlier. The Company's increased operating income and net gain on securities grew income more in the second quarter of 1998 than in recent reporting periods. For the six months ended June 30, 1998, the Company's ROA totaled 1.31%, up modestly from 1.27% for the same period a year earlier.

   The West Virginia Banking Center Acquisition significantly increased the asset base of the Company near the end of the second quarter of 1998. The effect of the West Virginia Banking Center Acquisition on average assets will not fully impact the Company until the third quarter of 1998, when average assets are estimated to grow approximately $70 million to nearly $870 million.

   The Company will be challenged to employ these new funds in a manner that will produce acceptable returns on investment in a short period of time. Management anticipates that ROA will continue to modestly decrease in 1998. As management is successful in transitioning the recently acquired funds sources to an asset mix similar to that held by the Company in previous reporting periods, ROA should return to pre-acquisition levels.


Return on Equity
----------------
   The Company's return on average equity ("ROE") in the second quarter of 1998 was 13.82%, compared to 14.80% for the same period last year. For the first half of 1998, ROE totaled
12.89% compared to 14.46% in the first half of 1997.

   ROE decreased in 1998 due primarily to issuance of approximately $15.35 million of capital stock for the purchase of Gateway Bancorp, Inc. in late 1997. As a result, the increase in total equity had a significant impact on 1998's ROE for the quarter and six months ended June 30, 1998. Management expects ROE in 1998 to continue to be below prior year levels until the Company leverages the capital of the Company to the extent that capital was leveraged prior to the Gateway Bancorp Acquisition.

   The Company is considered well-capitalized under regulatory and industry standards of risk-based capital and has experienced growth through retention of increased earnings over the last several quarters.


Federal Income Tax Expense
--------------------------
   Federal income taxes increased from $989,000 in the second quarter of 1997 to $1,431,000 for the same period this year, an increase of $442,000 (or 44.7%). On a year-to-date basis through six months, the Company's income tax expense totaled $2,611,000 in 1998, an increase of $684,000 (or 35.5%) compared to 1997's first half. These increases are comparable to growth in pre-tax income.

   The Company's effective tax rate is approximately 33.8% for the second quarter of 1998, compared to 31.8% for the same period last year, primarily due to non-deductible expenses from the Gateway Bancorp Acquisition.



FINANCIAL CONDITION
-------------------

Overview of Balance Sheet
-------------------------
   Total assets have increased steadily from $758.2 million at December 31, 1997 to $797.5 million at March 31, 1998, and to $866.3 million at June 30, 1998. First quarter 1998 asset growth occurred primarily due to pre-acquisition strategies implemented in anticipation of the West Virginia Banking Center Acquisition's associated $121.0 million in deposits and $8.3 million in loans. Strategies for managing asset growth were implemented in the first quarter of 1998 within the Company's thrift subsidiaries to leverage their strong capital positions and enhance incremental interest income. On June 26, 1998, the Company completed the West Virginia Banking Center Acquisition, increasing assets approximately $70 million (or 8.7%) to $866.3 million at June 30, 1998.

   Net cash received in the West Virginia Banking Center Acquisition was redeployed into investment securities, which increased nearly $35 million (or 19.9%) from year-end 1997 to $209.0 million at June 30, 1998. Near the end of the second quarter of 1998, the Company sold approximately $8 million of investment securities to reposition the portfolio for enhanced future earnings. Proceeds from these sales were reinvested shortly thereafter in similar investment securities.

   Since March 31, 1998, total loans increased $14.4 million (or 2.8%) to over $533 million, due primarily to the loans purchased in the West Virginia Banking Center Acquisition. During the same period, total deposits increased $82.3 million (or 13.4%), due primarily to the net increase of deposits acquired in the West Virginia Banking Center Acquisition combined with maturities of short-term, higher interest rate time deposits.

   At June 30, 1998, the Company had short-term borrowings of $34.4 million compared to $49.2 million at March 31, 1998. Purchases of certain investment securities were funded by short-term Federal Home Loan Bank (FHLB) borrowings in anticipation of paying off such advances upon receipt of the deposits acquired in the West Virginia Banking Center Acquisition.

   As a result of the second quarter asset growth, the Company leveraged its recently expanded capital base (through the issuance of stock in the Gateway Bancorp, Inc. acquisition in late 1997). Total equity reached $83.1 million at June 30, 1998, compared to $80.5 million at March 31, 1998, an increase of $2.6 million (or 3.2%).


Cash and Cash Equivalents
-------------------------
   Cash and cash equivalents totaled $84.8 million at June 30, 1998, up $52.5 million from March 31, 1998, due to funds received in the West Virginia Banking Center Acquisition. Funds from the West Virginia Banking Center Acquisition were also temporarily invested in federal funds sold, which grew to $52.8 million at June 30, 1998. These balances will decrease over time through redeployment of those funding sources into higher yielding assets such as loans or investment securities.

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


Investment Securities
---------------------
   All of the Company's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the Company in terms of selling securities as well as interest rate risk management opportunities. At June 30, 1998, the amortized cost of the Company's investment securities totaled $205.3 million.

   At year-end 1997, investment securities totaled $174.3 million and increased to $221.3 million at March 31, 1998 as a result of previously described growth strategies implemented in the first quarter of 1998. Investment securities totaled $209.0 million at June 30, 1998, a decrease of $12.4 million (or 5.6%) for the three months ended June 30, 1998. Near the end of the second quarter of 1998, the Company sold approximately $8 million of investment securities to reposition the portfolio for enhanced future income streams. These securities were reinvested in early third quarter.

   As a direct result of the pre-acquisition investment strategy and other growth strategies implemented by the Company, several categories of investments within the investment portfolio had significant growth. Variances since March 31, 1998 were caused by the sales of securities late in the second quarter of 1998; therefore comparisons between year-end 1997 and June 30, 1998 provide more meaningful information. At June 30, 1998, investments in US Treasury securities and obligations of US government agencies and corporations totaled $48.0 million, down $4.0 million (or 7.7%) since year-end 1997. In the first half of 1998, investments in mortgage-backed securities increased $17.7 million (or 23.2%) to $94.0 million at June 30, 1998. The Company's balances in investment obligations of states and political subdivisions totaled $36.3 million at June 30, 1998, an increase of $10.6 million (or 41.2%) since year-end 1997. Corporate investments at June 30, 1998 totaled $30.7 million, an increase of $10.5 million (or 52.0%) for the six months ended June 30, 1998.

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


Loans
-----
   The Company's lending is primarily focused in the mid-Ohio Valley areas of southeastern Ohio, northern and western West Virginia, as well as central Ohio and northeastern Kentucky markets. The Company's lending consists principally of retail lending, which includes single-family residential mortgages and other consumer lending.

   Loans totaled $533.3 million at June 30, 1998, an increase of $14.4 million (or 2.8%) since March 31, 1998, and up $11.7 million (or 2.2%) since year-end 1997. At December 31, 1997, the Company had $6 million of term federal funds sold invested with unaffiliated financial institutions. These investments were classified as loans for purposes of financial statement reporting and generate interest income streams similar to federal funds sold. Such investments were made in late 1997 to enhance the Company's short-term net interest income at a fixed rate. Of the $6 million of term federal funds held by the Company at year-end 1997, $5 million matured in the first quarter of 1998 and the remaining $1 million matured in the second quarter of 1998.

   The Company's loan portfolio grew in the second quarter due primarily to loans purchased in the West Virginia banking Center Acquisition. The Company purchased $8.3 million of commercial and consumer loans in the June, 1998 acquisition. The following table details total outstanding loans at the specified dates:


(dollars in thousands)
                            June 30,         March 31,       December 31,
                              1998             1998              1997
Commercial, financial,
  and agricultural         $  179,666       $  163,293        $  159,035
Real estate, construction      12,709           16,724            19,513
Real estate, mortgage         228,661          227,358           228,689
Consumer                      112,228          111,459           114,333
--------------------------------------------------------------------------
     Total loans           $  533,264       $  518,834        $  521,570
==========================================================================


   Real estate loans to the Company's retail customers (including real estate construction loans) continue to be the largest portion of the loan portfolio, comprising 47.1% of the total loan portfolio. Real estate loans totaled $241.4 million at June 30, 1998, down $2.7 million (or 1.1%) since March 31, 1998.
 Included in real estate loans are home equity credit lines ("Equilines"), which totaled $19.1 million at June 30, 1998, a quarterly increase of $2.0 million (or 11.7%). The Company continues to offer special fixed Equiline rates in its markets and specially priced Equiline products in its new West Virginia markets. Management believes the Equiline product is a competitive product that has an acceptable return on investment, after risk considerations, and anticipates these balances will continue to grow from new customers and increased market penetration. Residential real estate lending will continue to represent a major focus of the Company due to the lower risk factors associated with these types of loans and the opportunity to provide additional products and services to these consumers at attractive combined returns.

   Strong growth in commercial, financial, and agricultural loans ("commercial loans") occurred in the second quarter of 1998, as commercial loans increased $16.4 million (or 10.0%) to $179.7 million. Nearly half of this second quarter growth can be directly attributed to commercial loans purchased in the West Virginia Banking Center Acquisition. Economic conditions in the Company's markets have provided quality credit opportunities. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards. Management expects commercial loan demand to continue to be strong in several of the Company's markets for the remainder of 1998 due to positive economic conditions in those markets.

   Consumer lending continues to be a vital part of the Company's core lending. For the three months ended June 30, 1998, consumer loan balances (excluding credit card loans) grew modestly to $105.8 million, a quarterly increase of $0.7 million. The majority of the Company's consumer loan focus continues to be in the indirect lending area. At June 30, 1998, the Company had indirect loan balances of $69.5 million, compared to $70.5 million at year-end 1997. Management is pleased with the recent performance of the Company's consumer loan portfolio, which can be attributed to the Company's commitment to quality customer service and the continued demand for indirect loans in the markets served by the Company.
Lenders use a tiered pricing system that enables the Company to apply interest rates based on the corresponding risk associated with the indirect loan. Although consumer debt delinquency is increasing in the financial services industry (due mostly to credit card debt), management's recent actions to reinforce the Company's pricing system and underwriting criteria have tempered indirect lending delinquencies and recently tempered the overall growth of the indirect loan portfolio. Management plans to continue its focus on the use of this tiered pricing system combined with controlled growth of the indirect lending portfolio in 1998, particularly in the new markets recently entered by the Company.

   Credit card balances remained relatively unchanged since year-end 1997, totaling $6.5 million at June 30, 1998. In the past, the Company has offered several new products to better serve the credit needs of its customers, including a no-fee credit card and increased credit limits to qualified customers. Management will continue to evaluate new opportunities to serve credit card customers.

   Management anticipates loan growth in the remainder of 1998 to be consistent with the first half of 1998. Projected loan growth is expected in the recently entered West Virginia markets as well, as management focuses on employing the acquired funding sources in higher-yielding assets such as loans.

   In addition, management will continue to research and analyze various methods to satisfy the loan demand of the customers in its various markets. Management also continues to research the possibility of purchasing loans in packages or outside of the Company's core markets as a means of providing increased returns on its funding sources.


Loan Concentration
------------------
   The Company does not have a concentration of its loan portfolio in any one industry. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $241.4 million (or 45.3%) of total loans. At year-end 1997, these loans comprised 47.6% of outstanding loans. At June 30, 1998, commercial, financial, and agricultural loans totaled $179.7 million (or 33.7%) of outstanding loans, compared to 30.5% of outstanding loans at December 31, 1997.

   The Company's lending is primarily focused in the local southeastern Ohio market and contiguous mid-Ohio Valley areas. The Company's loan mix consists principally of retail lending, which includes single-family residential mortgages and other consumer loan products. Approximately 10% of the Company's commercial loans are to lodging and lodging related companies. These lending opportunities have arisen because of the recent growth in the lodging industry and the need for additional travel related services in certain areas in or contiguous to the Company's markets, as well as the Company's ability to respond to the needs of customers in this segment of the economy. The credits have been subjected to the Company's normal commercial loan underwriting standards and do not present more than the normal amount of risk assumed in other lending areas.


Allowance for Loan Losses
-------------------------
   The allowance for loan losses as a percentage of loans increased from 1.60% at December 31, 1997, to 1.72% at June 30, 1998. For the quarter and six months ended June 30, 1998, the total dollar amount of the allowance for loan losses increased $346,000 and $469,000, respectively, due to decreased net chargeoffs. Total loan balances remained relatively unchanged due to slower than expected internal loan growth, causing an increase in the allowance as a percentage of total loans through the first half of 1998. The following table presents changes in the Company's allowance for loan losses for the three months and six months ended June 30, 1998, and 1997, respectively:


                                 Three Months Ended        Six Months Ended
(in thousands)                        June 30,                 June 30,
                                 1998          1997       1998          1997
                                 ------------------       ------------------
Balance, beginning
 of period                       $ 8,825    $ 7,152       $ 8,356    $ 6,873
Allowance for loan
 losses acquired in
 Russell Federal Acquisition                                             120
Chargeoffs                          (342)      (642)         (706)    (1,153)
Recoveries                           142        147           279        229
------------------------------------------------------------------------------
     Net chargeoffs                 (200)      (495)         (427)      (924)
------------------------------------------------------------------------------
Provision for loan losses            546        641         1,242      1,229
------------------------------------------------------------------------------
     Balance, end of period      $ 9,171    $ 7,298       $ 9,171    $ 7,298
==============================================================================


   For the three months ended June 30, 1998, provision for loan losses totaled $546,000, while gross chargeoffs were $342,000 and recoveries amounted to $142,000. In the first half of 1998, provision for loan losses totaled $1,242,000, while gross chargeoffs were $706,000 and recoveries amounted to $279,000. For the period ended June 30, 1998, net chargeoff activity was down compared to both the quarter and six months for the same periods a year earlier.

   A significant portion of the Company's prior quarter's chargeoffs occurred in the consumer loan portfolio. In the first half of 1998, consumer loan chargeoffs tempered due to continued focus of measurements of the Company's indirect lending portfolio performance, including a review of underwriting standards and more aggressive collection of past due accounts. Management will continue to monitor the performance of the consumer loan portfolio and focus efforts to continue recent positive trends. Real estate and commercial loan chargeoffs and recoveries were insignificant for the first six months of 1998, demonstrating the quality of these portfolios.

   Nonperforming loans (those loans classified as nonaccrual, 90 days or more past due, and other real estate owned) as a percentage of outstanding loans were 0.29% at June 30, 1998, compared to 0.33% at December 31, 1997. Nonaccrual loans and those loans 90 days past due totaled $1,103,000 and $478,000, respectively, at June 30, 1998, compared to $1,220,000 and $462,000, respectively, at year-end 1997. Management believes the current level of nonperforming loans is acceptable and reflects the overall quality of the Company's loan portfolio.

   At June 30, 1998 the Company had an insignificant amount of loans that were considered impaired. Management will continue to monitor the status of impaired loans, including performing and non-performing loans, in order to determine the appropriate level of the allowance for loan losses.

   Management continually monitors the loan portfolio through its Loan Review Department and Loan Loss Reserve Committee to determine the adequacy of the allowance for loan losses and considers it to be adequate at June 30, 1998. Management expects future loan loss provision in 1998 to be consistent with second quarter 1998 expense, due to slower than expected loan growth and a reduction in delinquencies in the loan portfolio compared to 1997. Management believes the current allowance for loan losses of 1.72% of total loans at June 30, 1998 to be adequate to absorb inherent losses in the portfolio.


Funding Sources
---------------
   The Company considers deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Company, reaching $698.1 million at June 30, 1998, a quarterly increase of $82.3 million (or 13.4%). The West Virginia Banking Center Acquisition provided the Company with significant additional funding sources, as detailed in the following table (in thousands):

Non-interest bearing demand deposits    $  11,300
Interest-bearing transaction accounts      61,000
Time deposits (CD's and IRA's)             48,700
---------------------------------------------------
        Total acquired deposits         $ 121,080
===================================================

   The Company assumed $121.0 million in core deposits from the West Virginia Acquisition and has experienced minimal runoff of those deposit balances in the months following the completion of the acquisition. Management is pleased with the efforts of the Company's associates to maintain these acquired deposit accounts and look forward to expanding new customers' product and service relationships.

   In the second quarter of 1998, non-interest bearing deposit balances grew nearly $9 million (or 13.7%) to $74.5 million, due primarily to the deposits acquired in the West Virginia Banking Center Acquisition. Management intends to continue its focus of maintaining its recently enlarged base of lower-costing funding sources.

   During the first half of 1998, the Company's mix of interest-bearing deposits modestly shifted to interest-bearing transaction accounts from time deposit balances. In addition, the Company experienced modest attrition in late first quarter and in the second quarter of 1998 of maturing, short-term time deposits, as rate sensitive customers strive to maximize their investments by comparing rates offered by the Company's competitors. The Company will continue to offer special "relationship accounts" (both non-interest bearing and interest-bearing) based on deposits in other products such as CD's or IRA's.

   Management believes that the deposit base remains the most significant funding source for the Company and will continue to concentrate on deposit growth and maintaining adequate net interest margin to meet the Company's strategic goals.

   In addition to traditional deposits, the Company accesses both short-term and long-term borrowings to fund its operations and investments. The Company's short-term borrowings consist of federal funds purchased, corporate deposits held in overnight repurchase agreements, and various FHLB borrowings. After utilizing short-term FHLB borrowings to fund first quarter 1998 growth in anticipation of the West Virginia banking Center Acquisition, the Company decreased total borrowings to $34.4 million, compared to $49.2 million at March 31, 1998.

   The largest component of short-term borrowings consisted of balances in corporate repurchase agreements, which totaled $29.8 million at June 30, 1998, compared to $30.7 million at year-end 1997. In late 1997, growth occurred due primarily to increases in overnight repurchase agreement balances from a significant commercial customer. Management expects current balances to continue to modestly decrease throughout 1998 and, as a result, overnight repurchase agreement balances will correspondingly decrease to lower levels. In general, the Company will continue to access short-term FHLB borrowings at various times to meet liquidity needs as they arise.

   In addition to traditional deposits and short-term borrowings, the Company maintains long-term borrowing capacity with the FHLB. This allows the Company to obtain reliable funds at fixed and indexed rates for longer periods of time than other traditional deposit products, creating the opportunity to match longer term fixed rate mortgages and other extended-maturity asset commitments against a similar funding source.

   Long-term FHLB advances totaled $41.3 million at June 30, 1998, a net quarterly decrease of $0.2 million since the previous quarter-end. Since December 31, 1997, the Company increased
FHLB long-term advances approximately $15.7 million to fund growth strategies designed to leverage the respective equity bases of Russell Federal and Catlettsburg Federal.

   In order to finance a portion of the total purchase price of the Russell Federal Acquisition, the Company obtained a $3 million loan from an unaffiliated financial institution. The remaining funds for the Russell Federal Acquisition were generated from internal sources. Principal paydowns began on the $3 million note in the first quarter of 1998 and will continue semi-annually over the next several years. At June 30, 1998, the Company had $2.9 million in long-term debt related to the Russell Federal Acquisition.


Capital/Stockholders' Equity
----------------------------
   The Company's capital increased $3.2 million (or 4.0%) to $82.0 million at June 30, 1998.. In the second quarter of 1998, the capital position of the Company grew approximately $2.1 million (or 2.6%). For the three months ended June 30, 1998, the
Company had net income of $2.8 million and paid dividends of $0.8 million, a dividend payout ratio of 27.32% of earnings.
For the first half of 1998, net income totaled $5.2 million and dividends paid reached $1.5 million, a dividend payout ratio of 28.88% of net income, compared to 30.07% for the same period last year. Management believes recent dividends represent a balanced payout ratio for the Company and anticipates similar payout ratios in future periods through quarterly dividends.

   At June 30, 1998, the adjustment for the net unrealized holding gain on available-for-sale securities, net of deferred income taxes, totaled $2.4 million, unchanged for the six months ended June 30, 1998. Since all of the investment securities in the Company's portfolio are classified as available-for-sale, both the investment and equity sections of the Company's balance sheet are more sensitive to the changing market values of investments. The combination of stable market interest rates and recent purchases of investment securities (when the difference between amortized cost and estimated fair value is insignificant), have caused the equity adjustment to remain relatively unchanged.

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

   At June 30, 1998, the Company's and each of its banking subsidiaries' risk-based capital ratios were above the minimum standards for a well-capitalized institution. The Company's risk-based capital ratio was 11.83%, above the minimum standard of 8%. The Company's Tier 1 capital ratio of 10.58% also exceeded the regulatory minimum of 4%. The Leverage ratio at the end of the first quarter was 7.38% and also above the minimum standard of 4%. The Company's capital ratios provide quantitative data demonstrating the strength and future opportunities for use of the Company's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Company and each of its banking subsidiaries as part of its strategic decision process.

   On June 15, 1998, the Company's Board of Directors announced approval and implementation of a formal plan to purchase treasury shares for use in its stock option plans. The announcement superseded a previously announced stock repurchase plan and serves as the basis for treasury purchases in anticipation of the Company's projected stock option exercises.

   The stock repurchase plan is based upon specific criteria related to market prices and the number of shares expected to be issued under the Company's stock option plans. Subsequent to the announcement of the formal plan, the Company purchased 15,000 shares in the amount of $0.5 million near the end of the second quarter of 1998. Management expects to purchase similar share amounts in future quarters for use in its stock option plans. Future changes, if any, to the Company's systematic share repurchase program may be necessary to respond to the number of shares expected to be reissued in the Company's stock option plans. The Company intends to fund future treasury share purchases with internally generated sources.

   During early 1998, the Company initiated the Peoples Bancorp Inc. Deferred Compensation Plan ("DCP") for the directors of the Company and its subsidiaries, which is designed to recognize the value to the Company of the past and present service of its directors and encourage their continued service through implementation of a deferred compensation plan. The DCP allows directors to defer the fees earned for their service as Company and subsidiary directors into deferred accounts that are either invested in the Company's common stock or a time deposit, at the specific director's discretion at the time of entering the DCP. As a result and in accordance with accounting regulations, the balances invested in Company stock in such accounts are reported as treasury stock in the Company's financial statements. At June 30, 1998, the DCP and its participants owned $0.6 million of Company stock, which is a reduction to the equity balance of the Company. Management does not expect the DCP to have a material impact on future financial statements or results of operations for the Company.

   As a result of treasury stock purchases and DCP activity, the Company had a treasury stock balance of $1.1 million at June 30, 1998. Due primarily to DCP activity, management expects the Company's treasury stock balance to continue to modestly increase in the future.


Liquidity
---------
   Liquidity measures an organization's ability to meet cash obligations as they come due. During the six months ended June 30, 1998, the Company generated cash from operating activities and investing activities of $5.4 million and $59.1 million, respectively. The major cash inflow was $99.0 million generated from the West Virginia Banking Center Acquisition, which offset cash used for purchase of investment securities of $84.8 million. Proceeds from maturities and ales of investment securities totaled $31.2 million and $19.7 million , respectively, for the six months ended June 30, 1998.

   The Company used cash flows of $18.6 million from financing activities in the first half of 1998. The major outflow of cash in the first six months of 1998 was $29.3 million decrease in interest bearing deposits, mostly short-term, rate sensitive time deposits. The Consolidated Statements of Cash Flows presented on page 6 of the Company's Consolidated Financial Statements provides analysis of cash flow activity.

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

   At June 30, 1998, the Company's interest rate sensitivity position, based on static gap analysis, was liability sensitive in the short-term, decreasing in sensitivity for periods over one year and up to five years. Up to one year, the Company is liability sensitive due primarily to increases in funding sources which are short-term, such as the FHLB borrowings and CD specials previously mentioned. the funding sources acquired in the West Virginia Banking Center Acquisition caused the Company's balance sheet to become less liability sensitive due to significant increases in federal funds sold, a highly liquid and rate sensitive asset that reprices daily.

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


Future Outlook
--------------
   Results of operations for the quarter and six months ended June 30, 1998 represent enhanced financial performance through a combination of external growth and enhanced core competencies based on customer service and community presence. Management continues to challenge its employees to improve critical banking processes to provide the customer with the highest quality products and services in the most efficient manner. In addition, management has identified and will continue to analyze key performance areas which quantitatively measure the relative performance of the Company compared to prior year results.

   Management is pleased with recent efforts to transition the offices and associates acquired in the West Virginia Banking Center Acquisition. The geographic expansion is a natural extension of the Company's presence in the mid-Ohio Valley. The Company will be challenged in the third and fourth quarters of 1998 to employ the large inflow of cash associated with the acquisition in assets that provide acceptable return on investment without compromising the Company's performance and capital ratios.

   Management intends to invest a portion of the acquired funds in loans in the new geographic markets as well as in the Company's established markets, although overall loan activity has tempered in recent periods. Management will continue to analyze the viability of purchasing loans to enhance revenues of the
Company.   Future loan growth will depend on the Company's
ability to serve existing markets, penetrate new markets through acquisition, and serve selected customers outside traditional geographic markets.

   Management is satisfied with the retention of the acquired core deposit base and looks forward to continuing the development of the markets in Point Pleasant, New Martinsville, and Steelton, West Virginia. These markets represent additional opportunities to provide superior customer service and strengthen the Company's position in those markets. One of the Company's top priorities for the remainder of 1998 will be the management and direction of the West Virginia Banking Center Acquisition offices with existing full-service banking centers to create a united financial service provider for the customers of Mason and Wetzel Counties in West Virginia and surrounding areas of West Virginia and Ohio. Management expects to enhance non-interest income streams in the second half of 1998 and beyond due to the acquired deposits and associated cost-recovery fees of those deposits.

   In August, 1998, the Company will open a full-service banking center in Parkersburg, West Virginia. For years, the Company has provided financial products and services to the customers of Wood County (across the Ohio River from Washington County in
Ohio). Management is excited by the opportunity to enhance these customer relationships through its first physical presence in south Parkersburg of Wood County. The Parkersburg office will offer traditional banking services such as loans and deposits, investment and trust services, and insurance products, and is expected to provide strong opportunities to penetrate the Parkersburg, West Virginia, market.

   Managing the delicate balance between expansion into new markets and development of new products and services will also challenge the Company in 1998 and beyond. The financial services environment remains dynamic as merger and consolidation continues to change traditional banking services and the competitors the Company must face. Customers continue to strive for better, faster, more efficient methods of banking, and as a result, the Company has invested in technology and dedicated resources that provide the means for those customers to perform banking functions through their personal computers 24 hours a day. "PC banking" continues to be an integral part of the Company's core service delivery process.

   Loan loss provisions in 1998 will be based on loan delinquency trends, economic conditions, and anticipated loan growth. Based on the most recent analysis, management expects future loan provisions to approximate that recorded in the second quarter of 1998. Management believes the Company's reserve for loan losses is adequate for the risks inherent in the portfolio and believes the reduction in loan loss provision is a reflection of the overall quality of the Company's loan portfolio and market conditions. Future financial performance will depend directly on the timing of anticipated loan growth and other factors. Future operating results will be determined by the ability of the Company to capture lending opportunities in expanded market areas or make similar investments with acceptable risk and return on investment indicators.

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



Impact of the Year 2000 Issue
-----------------------------
   Many companies across various industries have dedicated efforts to analyze the much-publicized "Year 2000" issue, which is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date of "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, the inability to process transactions or engage in similar normal business activities.

   Management has implemented plans to address Year 2000 issues and their impact to its business, operations, and relationships with customers, suppliers, and other third parties. The Company primarily relies on third party vendors for all critical processing systems software. Based on recent assessments, the Company determined that it will be required to modify or replace portions of its software and work with software vendors so that those systems will properly utilize dates beyond December 31, 1999. Management presently believes that with modifications and replacement of existing hardware and software, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

   The Company is also assessing the credit, liquidity and counterparty trading risks that may be posed by customers who encounter Year 2000-related problems. These problems may result from the failure of a customer to properly remediate its own systems and from Year 2000 problems that are not addressed by the customer's suppliers and clients. The Company has amended credit policies to include an assessment of Year 2000-related risks for material new customers and plans to complete the initial assessment of customer-related risks for material customers by September 30, 1998.

   Management plans to resolve the Year 2000 issue in five phases as follows: awareness, assessment, renovation, validation, and implementation. To date, the Company has completed its assessment of all material systems that could be affected by the Year 2000 issue and addressed the extent to which its operations are vulnerable should its software fail to be Year 2000 compliant. The completed assessment indicated that most of the Company's significant information technology systems could be affected. Banking regulators have issued guidelines and deadlines detailing what they expect banks to do in order to insure Year 2000 preparedness. The Company is following these guidelines and expects to meet the deadlines defined by the regulators. As a part of this process, the Company is also developing contingency plans for all mission-critical systems, which it will implement in the event any of these systems fail to function. Contingency plans include a combination of manual processes and utilization of systems (which have already been Year 2000 validated and implemented) that are completely independent from the Company's core information systems.

   Management estimates that half of its potential Year 2000 issues originate in the Company's core banking system (software provided by a third-party vendor). The Company's core banking system supports approximately 50% of the information processing for the Company. This single system software provides accounting for the Company, as well as loan and deposit products. This core banking system has been certified as Year 2000 compliant by the vendor and the Information Technology Association of America. To date, the Company has not completed its due diligence of the core banking system and expects to perform a complete review by December 31, 1998. Since the software has essentially been Year 2000 compliant for several years, management is confident that validation and implementation will occur by year-end 1998 due to the fact the system currently supports calculations beyond the Year 2000.

   The remaining information technology systems such as the automated teller machine (ATM) network software, document processing and retrieval system, the accounting system for the Investment and Trust Division software, etc., are expected to fully validated and implemented by June 30, 1999. The ATM network software and the Investment and Trust Division software system have also been certified compliant by their respective vendors. Year 2000 compliant versions of other vendor-supported software are scheduled for release to the Company during the third and fourth quarters of 1998.

   Management expects to replace the Company's internal operating systems (on existing hardware) in the third quarter of 1998. No additional replacement costs are estimated since the Company's annual maintenance contracts cover upgrades such as those related to Year 2000. Immediately following the core operating system's replacement, management intends to begin renovation of material internal systems and expects to complete such renovation by year-end 1998. Management does not consider internal software systems to be significant to the overall operations of the Company.

   In general, for its information technology exposures, to date the Company is 70% complete on the renovation phase for all material systems and expects to complete software reprogramming and replacement no later than December, 1998. After completing the reprogramming and replacement of these systems, the Company's plans call for testing and implementing its information technology systems. To date, the Company approximates that it has completed 20% of its testing and has not implemented any renovated systems. As soon as management completes its due diligence of the core banking system in the second half of 1998, the Company will have implemented approximately 50% of renovated systems. Completion of the testing phase is expected by year-end 1998, with all renovated systems fully implemented by June 30, 1999.

   The Company's systems interface with systems supported and maintained by other third-party providers, such as ATM and Automated Clearing House (ACH) networks. The Company has scheduled testing of significant interfaces during the second half of 1998.

   The Company has queried its important suppliers, such as utility companies, that do not involve system interface. To date, the Company is not aware of any problems that would materially impact operations, although the Company has no means of ensuring that these organizations will be Year 2000 ready. The inability of these parties to complete their Year 2000 resolution process could materially impact the Company, as well as other businesses and consumers.

   The Company expenses Year 2000 project costs as incurred. The total out-of-pocket cost of the Year 2000 compliance project is not expected to be greater than $200,000 and, therefore, is immaterial to the Company's results of operations or financial position. This estimate includes human resource expense which are approximated between $75,000 to $100,000 (and estimated to be 25% complete to date).

   The Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability of vendors to deliver Year 2000 compliant software as planned, the ability to locate and correct all relevant computer codes, and similar uncertainties.

"Safe Harbor" Statement under the Private Securities Litigation
Reform Act of 1995
---------------------------------------------------------------
   The statements in this Form 10-Q which are not historical fact are forward looking statements that involve risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of technological changes, the effect of third party or Company failures to achieve timely remediation of Year 2000 issues, the effect of economic conditions, the impact of competitive products and pricing, and other risks detailed in the Company's Securities and Exchange Commission filings.

PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------
CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME
----------------------------------------------------------------------

                                 For the Three Months                  For the Six Months
                                    Ended June 30,                        Ended June 30,
                                1998             1997                1998               1997
                         Average   Yield/  Average   Yield/   Average   Yield/   Average   Yield/
                         Balance     Rate  Balance     Rate   Balance     Rate   Balance    Rate
ASSETS
------
Securities:
  Taxable               $188,561   6.55%  $125,614   6.87%   $177,358   6.56%   $125,755   6.85%
  Tax-exempt              32,362   7.85%    21,640   8.32%     29,000   7.93%     22,067   8.34%
--------------------------------------------------------------------------------------------------
    Total                220,923   6.74%   147,254   7.08%    206,358   6.75%    147,822   7.07%
--------------------------------------------------------------------------------------------------
Loans:
  Commercial             179,631   9.37%   139,199   9.54%    177,172   9.45%    136,975   9.53%
  Real estate            232,808   8.68%   206,211   8.49%    232,681   8.69%    203,817   8.44%
  Consumer               110,908  10.50%   112,674  10.34%    111,693  10.51%    110,946  10.38%
--------------------------------------------------------------------------------------------------
    Total loans          523,347   9.30%   458,084   9.26%    521,546   9.34%    451,738   9.25%
Less: Allowance
 for loan loss            (9,047)           (7,269)            (8,860)            (7,194)
--------------------------------------------------------------------------------------------------
    Net loans            514,300   9.47%   450,815   9.41%    512,686   9.50%    444,544   9.40%
Interest-bearing
 deposits                  4,440   5.03%       681   3.48%      5,482   6.06%      1,377   4.29%
Federal funds sold         3,554   5.69%     6,273   5.53%      6,307   5.55%      7,195   5.43%
--------------------------------------------------------------------------------------------------
    Total earning
    assets               743,217   8.61%    605,023  8.80%    730,833    8.67%   600,938   8.76%
Other assets              58,510             48,451            56,926             48,097
--------------------------------------------------------------------------------------------------
    Total assets        $801,727           $653,474          $787,759           $649,035
==================================================================================================

LIABILITIES AND EQUITY
----------------------
Interest-bearing
 deposits:
  Savings               $ 91,989   2.99%   $ 85,203  3.03%   $ 91,547    3.03%  $ 84,118   3.04%
  Interest-bearing
   demand deposits       140,887   3.52%    124,962  3.43%    139,337    3.57%    122,301  3.38%
  Time                   299,806   5.43%    268,207  5.53%    311,142    5.48%    267,468  5.52%
--------------------------------------------------------------------------------------------------
    Total                532,682   4.50%    478,372  4.54%    542,026    4.58%    473,887  4.53%
Borrowed funds:
  Short-term              68,161   5.30%     19,647  4.35%     55,233    5.21%     19,610  4.19%
  Long-term               44,025   5.85%     30,851  6.26%     37,128    5.94%     31,133  6.28%
--------------------------------------------------------------------------------------------------
  Total                  112,186   5.51%     50,498  5.52%     92,361    5.49%     50,743  5.47%
  Total interest
   bearing liabilities   644,868   4.68%    528,870  4.63%    634,387    4.71%    524,630  4.62%
Non-interest bearing
 deposits                 65,243             60,189            63,990              59,768
Other liabilities         10,561              6,987             9,054               7,562
--------------------------------------------------------------------------------------------------
  Total liabilities      720,672            596,046           707,431             591,960
Stockholders' equity      81,055             57,428            80,328              57,075
--------------------------------------------------------------------------------------------------
  Total liabilities
   and equity           $801,727           $653,474          $787,759            $649,035
==================================================================================================

Interest income to
 earning assets                    8.61%             8.80%               8.67%             8.76%
Interest expense to
 earning assets                    4.06%             4.05%               4.09%             4.03%
--------------------------------------------------------------------------------------------------
    Net interest margin            4.55%             4.75%               4.58%             4.73%
==================================================================================================

Interest income and yields presented on a fully tax-equivalent basis using a 35% tax rate in 1998 and a 34% tax rate in 1997.


PART II
-------

ITEM 1:  Legal Proceedings.
           None.

ITEM 2:  Changes in Securities.
           None.

ITEM 3:  Defaults upon Senior Securities.
           None.

ITEM 4:  Submission of Matters to a Vote of Security Holders.
           None.

ITEM 5:  Other Information.

   As discussed in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, any qualified shareholder of the Company who intends to submit a proposal to the Company at the 1999 Annual Meeting of Shareholders must submit such proposal to the Company not later than November 6, 1998 to be considered for inclusion in the Company's Proxy Statement and form of Proxy (the "Proxy Materials") relating to that Meeting. If a shareholder intends to present a proposal at the 1999 Annual Meeting of Shareholders, but has not sought the inclusion of such proposal in the Company's Proxy Materials, such proposal must be received by the Company prior to January 20, 1999 or the Company's management proxies for the 1999 Annual Meeting will be entitled to use their discretionary voting authority should such proposal then be raised, without any discussion of the matter in the Company's Proxy Materials.

ITEM 6:  Exhibits and Reports on Form 8-K.
           a)  Exhibits:

                                EXHIBIT INDEX
                                -------------

Exhibit Number               Description                 Exhibit Location
--------------     --------------------------------      ----------------
      2            Office Purchase and Assumption        *
                   between Peoples Bank and Community
                   Trust Bancorp, Inc., dated January
                   26, 1998; and Letter Agreement
                   between Peoples Bank and Community
                   Trust Bancorp, Inc., dated June 4,
                   1998.

     11            Computation of Earnings Per Share.    *

     27            Financial Data Schedule.              EDGAR electronic
                                                         filing only.

*Filed herewith

               b)  Reports on Form 8-K:  None.

SIGNATURES
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                   PEOPLES BANCORP INC.

Date:  August 14, 1998             By:  /s/  ROBERT E. EVANS
                                        Robert E. Evans
                                        President and Chief Executive Officer

Date:  August 14, 1998             By:  /s/  JOHN W. CONLON
                                        John W. Conlon
                                        Chief Financial Officer


                             EXHIBIT INDEX
                             -------------

         PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                     FOR PERIOD ENDED JUNE 30, 1998
         --------------------------------------------------

Exhibit Number              Description                 Exhibit Location
--------------    ---------------------------------     ----------------
      2           Office Purchase and Assumption        *
                  between Peoples Bank and Community
                  Trust Bancorp, Inc., dated January
                  26, 1998; and Letter Agreement
                  between Peoples Bank and Community
                  Trust Bancorp, Inc., dated June 4,
                  1998.

     11           Computation of Earnings Per Share.    *

     27           Financial Data Schedule.              EDGAR electronic
                                                        filing only.

*Filed herewith