Form 10-K/A
period 1997-12-31
PEOPLES BANCORP INC
filed 1998-08-19
CIK 318300

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                FORM 10-K/A

(Mark One)

  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1997

                                   OR

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ____ to ____

                      Commission file number 0-16772

                         PEOPLES BANCORP INC.
----------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)



                                Ohio
     --------------------------------------------------------------
     (State or other jurisdiction of incorporation or organization)

                             31-0987416
                ------------------------------------
                (I.R.S. Employer Identification No.)


138 Putnam Street, P. O. Box 738, Marietta, Ohio           45750
------------------------------------------------        ----------
(Address of principal executive offices) 	 	(Zip Code)


Registrant's telephone number, including area code: (740)373-3155

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

                                PART IV
                                -------

(a)(3) Exhibits

Exhibits filed with this Annual Report on Form 10-K/A are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 5. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to the Annual Report on Form 10-K.

  Executive Compensation Plans and Arrangements
  ---------------------------------------------
  Exhibit No.  Description                         Location
  -----------  -----------                         --------
  10(a)        Deferred Compensation Agreement     Incorporated herein by
               dated November 16,1976 between      reference to Exhibit 6(g)
               Robert E. Evans and The Peoples     to Registration Statement
               Banking and Trust Company, as       No. 2-68524 on Form S-14
               amended March 13, 1979.             of Peoples Delaware, the
                                                   Company's predecessor.

  10(b)        Peoples Bancorp Inc. Retirement     Incorporated herein by
               Savings Plan.(Amended and Restated  reference to Exhibit 10(b)
               Effective January 1, 1996.)         of the Company's Annual
                                                   Report on Form 10-K for
                                                   fiscal year ended December
                                                   31, 1995(File No. 0-16772)

  10(c)        Peoples Bancorp Inc. Deferred       Incorporated herein by
               Compensation Plan for Directors     reference to Exhibit 10(a)
               of Peoples Bancorp Inc. and         of Registrant's
               Subsidiaries (Amended and Restated  Registration Statement on
               Effective January 2, 1998.)         Form S-8 filed December
                                                   31, 1997 (Registration No.
                                                   333-43629)

  10(d)        Peoples Bancorp Inc. Retirement     Incorporated herein by
               Plan and Trust. (Amended and        reference to Exhibit 10(d)
               Restated Effective January 1,       of the Company's Annual
               1989.)                              Report on Form 10-K for
                                                   fiscal year ended December
                                                   31, 1995 (File No. 0-16772)

  10(e)        Summary of the Performance          Incorporated herein by
               Compensation Plan of Peoples        reference to Exhibit
               Bancorp Inc. effective for          10(f) of the Company's
               calendar year beginning January     Annual Report on Form
               1, 1997.                            10-K for fiscal year ended
                                                   December 31, 1996 (File No.
                                                   0-16772).

  10(f)        Peoples Bancorp Inc. Amended and    Incorporated herein by
               Restated 1993 Stock Option Plan.    reference to Exhibit 4 of
                                                   the Company's Registration
                                                   Statement on Form S-8
                                                   filed August 25, 1993
                                                   (Registration Statement No.
                                                   33-67878)

  10(g)        Form of Stock Option Agreement      Incorporated herein by
               used in connection with grant of    reference to Exhibit 10(g)
               non-qualified stock options under   of the Company's Annual
               Peoples Bancorp Inc. Amended and    Report on Form 10-K for
               Restated 1993 Stock Option Plan.    fiscal year ended December
                                                   31, 1995 (File No. 0-16772)

  10(h)        Form of Stock Option Agreement      Incorporated herein by
               dated May 20, 1993, used in         reference to Exhibit 10(h)
               connection with grant of            of the Company's Annual
               incentive stock options under       Report on Form 10-K for
               Peoples Bancorp Inc. Amended        fiscal year ended December
               and Restated 1993 Stock Option      31, 1995 (File No. 0-16772)
               Plan.

  10(i)        Form of Stock Option Agreement      Incorporated herein by
               dated November 10, 1994, used       reference to Exhibit 10(i)
               in connection with grant of         of the Company's Annual
               incentive stock options under       Report on Form 10-K for
               Peoples Bancorp Inc. Amended and    fiscal year ended December
               Restated 1993 Stock Option Plan.    31, 1995 (File No. 0-16772)

  10(j)        Peoples Bancorp Inc. 1995 Stock     Incorporated herein by
               Option Plan.                        reference to Exhibit 4 of
                                                   the Company's Form S-8 filed
                                                   May 24, 1995 (Registration
                                                   Statement No. 33-59569).

  10(k)        Form of Stock Option Agreement      Incorporated herein by
               used in connection with grant of    reference to Exhibit 10(k)
               non-qualified stock options to      of the Company's Annual
               non-employee directors of the       Report on Form 10-K for
               Company under Peoples Bancorp       fiscal year ended December
               Inc. 1995 Stock Option Plan.        31, 1995 (File No. 0-16772)

  10(l)        Form of Stock Option Agreement      Incorporated herein by
               used in connection with grant of    reference to Exhibit 10(l)
               non-qualified stock options to      of the Company's Annual
               non-employee directors of the       Report on Form 10-K for
               Company's subsidiaries under        fiscal year ended December
               Peoples Bancorp Inc. 1995           31, 1995 (File No. 0-16772)
               Stock Option Plan.

(c) Exhibits

Exhibits filed with this Annual Report on Form 10-K/A are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 5.

                              SIGNATURES
                              ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunder duly authorized.


                                    PEOPLES BANCORP INC.


Date:  August 18, 1998              By: /s/  ROBERT E. EVANS
                                        Robert E. Evans
                                        President and Chief Executive Officer


                             EXHIBIT INDEX

           PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K/A
                 FOR FISCAL YEAR ENDED DECEMBER 31, 1997

Exhibit
Number               Description                      Exhibit Location
-------    ------------------------------       ----------------------------
2 (a)      Agreement and Plan of Merger         Incorporated herein by
           and Reorganization by and            reference to exhibit 2(b) of
           between Peoples Bancorp Inc.         the Company's Annual Report
           and Russell Federal Savings Bank,    on Form 10-K for fiscal year
           dated August 19, 1996.               ended December 31, 1996 (File
                                                No. 0-16772).

2 (b)      Agreement and Plan of Merger,        Incorporated herein by
           dated June 17, 1997, as amended      reference to Exhibit 2(a) of
           by and between Peoples Bancorp       the Company's Registration
           Inc. and Gateway Bancorp,Inc.        Statement on Form S-4 (File
                                                No. 333-37261) effective
                                                October 2, 1997.

3 (a)(1)   Amended Articles of Incorporation    Incorporated herein by
           of Peoples Bancorp Inc. (as          reference to Exhibit 3(a) to
           filed with the Ohio Secretary of     the Company's Registration
           State on May 3, 1993)                Statement on Form 8-B filed
                                                July 20, 1993 (File No.
                                                0-16772).

3(a)(2)    Certificate of Amendment to the      Incorporated herein by
           Amended Articles of Peoples          reference to Exhibit 3(a)(2)
           Bancorp Inc. (as filed with the      to the Company's Annual Report
           Ohio Secretary of State on April     on Form 10-K for the fiscal
           22, 1994)                            year ended December 31, 1997
                                                (File No. 0-16772) (the "1997
                                                Form 10-K").

3(a)(3)    Certificate of Amendment to the      Incorporated herein by
           Amended Articles of Peoples          refrence to Exhibit 3(a)(3)
           Bancorp Inc. (as filed with the      to the Company's 1997 Form
           Ohio Secretary of State on April     10-K.
           9, 1996)


3(a)(4)    Amended Articles of Incorporation    Incorporated herein by
           Peoples Bancorp Inc.(reflecting      reference to Exhibit 3(a)(4)
           amendments through April 9, 1996)    to the Company's 1997 Form
           [ For SEC reporting compliance       10-K.
           purposes only -- not filed with
           Ohio Secretary of State]

3 (b)      Regulations of Peoples Bancorp       Incorporated herein by
           Inc.                                 reference to Exhibit 3(b)
                                                to the Company's Registration
                                                Statement on Form 8-B filed
                                                July 20, 1993 (File No.
                                                0-16772).

4          Pledge Agreement, dated March 18,    Incorporated herein by
           1997, between Peoples Bancorp Inc.   Reference to Exhibit 4 of
           and Fountain Square Commercial       the Company's Registration
           Funding Corp.                        Statement on Form S-4 (File
                                                No. 333-37261) effective
                                                October 2, 1997.

10 (a)     Deferred Compensation Agreement      Incorporated herein by
           dated November 16, 1976 between      reference to Exhibit 6(g)
           Robert E. Evans and The Peoples      to Registration Statement
           Banking and Trust Company, as        No. 2-68524 on Form S-14 of
           amended March 13, 1979.              Peoples Delaware, the
                                                Company's predecessor.

10 (b)     Peoples Bancorp Inc. Retirement      Incorporated herein by
           Savings Plan. (Amended and           reference to Exhibit 10(b) of
           Restated Effective January 1,        the Company's Annual Report
           1996).                               on Form 10-K for fiscal year
                                                ended December 31, 1995 (File
                                                No. 0-16772).

10 (c)     Peoples Bancorp Inc. Deferred        Incorporated herein by
           Compensation Plan for Directors      reference to Exhibit 10(a) of
           of Peoples Bancorp Inc. and          the Company's Registration
           Subsidiaries (Amended and            Statement on Form S-8 filed
           Restated Effective January 2,        December 31, 1997
           1998).                               (Registration No. 333-43629)

10 (d)     Peoples Bancorp Inc. Retirement      Incorporated herein by
           Plan and Trust.(Amended and          reference to Exhibit 10(d) of
           Restated Effective January 1,        the Company's Annual Report
           1989).                               on Form 10-K for fiscal year
                                                ended December 31, 1995
                                                (File No. 0-16772).

10 (e)     Summary of the Performance           Incorporated herein by
           Compensation Plan for Peoples        reference to Exhibit 10(f)
           Bancorp Inc. effective for           of the Company's Annual
           calendar year beginning January      Report on Form 10-K for
           1, 1997.                             fiscal year ended December
                                                31, 1996 (File No. 0-16772).

10 (f)     Peoples Bancorp Inc. Amended and     Incorporated herein by
           Restated 1993 Stock Option Plan.     reference to Exhibit 4 of
                                                the Company's Registration
                                                Statement on Form S-8 filed
                                                August 25, 1993 (Registration
                                                Statement No. 33-67878).

10 (g)     Form of Stock Option Agreement       Incorporated herein by
           used in connection with grant        reference to Exhibit 10(g) of
           of non-qualified stock options       the Company's Annual Report
           under Peoples Bancorp Inc.           on Form 10-K for fiscal year
           amended and Restated 1993 Stock      ended December 31, 1995
           Option Plan.                         (File No. 0-16772)

10 (h)     Form of Stock Option Agreement       Incorporated herein by
           dated May 20, 1993, used in          reference to Exhibit 10(h)
           connection with grant of             of the Company's Annual
           incentive stock options under        Report on Form 10-K for
           Peoples Bancorp Inc. Amended and     fiscal year ended December
           Restated 1993 Stock Option Plan.     31, 1995 (File No. 0-16772)

10 (i)     Form of Stock Option Agreement       Incorporated herein by
           dated November 10, 1994, used in     reference to Exhibit
           connection with grant of incentive   10(i) of the Company's
           stock options under Peoples          Annual Report on Form 10-K
           Bancorp Inc. Amended and Restated    for fiscal year ended
           1993 Stock Option Plan.              December 31, 1995 (File No.
                                                0-16772)

10 (j)     Peoples Bancorp Inc. 1995 Stock      Incorporated herein by
           Option Plan.                         reference to Exhibit 4 of
                                                the Company's Form S-8 filed
                                                May 24, 1995 (Registration
                                                Statement No.33-59569).

10 (k)     Form of Stock Option Agreement       Incorporated herein by
           used in connection with grant of     reference to Exhibit 10(k)
           non-qualified stock options to       of the Company's Annual
           non-employee directors of the        Report on Form 10-K for
           Company under Peoples Bancorp        fiscal year ended December
           Inc. 1995 Stock Option Plan.         31, 1995 (File No. 0-16772)

10 (l)     Form of Stock Option Agreement       Incorporated herein by
           used in connection with grant of     reference to Exhibit 10(l)
           non-qualified stock options to       of the Company's Annual
           non-employee directors of the        Report on Form 10-K for
           Company's subsidiaries under         fiscal year ended December
           Peoples Bancorp Inc. 1995 Stock      31, 1995 (File No. 0-16772)
           Option Plan.

11         Computation of Earnings Per          Incorporated herein by
           Share.                               reference to Exhibit 11 of
                                                the Company's 1997 Form 10-K.

12         Statements of Computation of         Incorporated herein by
           Ratios.                              reference to Exhibit 12 of
                                                the Company's 1997 Form 10-K.

13         Peoples Bancorp Inc. Annual          Incorporated herein by
           Report to Stockholders for the       reference to Exhibit 13 of
           fiscal year ended December 31,       the Company's 1997 Form 10-K.
           1997 (not deemed filed except
           for portions thereof which are
           specifically incorporated by
           reference into this Annual
           Report on Form 10-K).

21         Subsidiaries of Peoples Bancorp      Incorporated herein by
           Inc.                                 reference to Exhibit 21 of
                                                the Company's 1997 Form 10-K.

23         Consent of Independent Auditors      *
           - Ernst & Young LLP.

27.1       Financial Data Schedule.             Incorporated herein by
                                                reference to Exhibit 27.1 of
                                                the Company's 1997 Form 10-K.

27.2       Financial Data Schedule.             Incorporated herein by
                                                reference to Exhibit 27.2 of
                                                the Company's 1997 Form 10-K.

27.3       Financial Data Schedule.             Incorporated herein by
                                                reference to Exhibit 27.3 of
                                                the Company's 1997 Form 10-K.

27.4       Financial Data Schedule.             Incorporated herein by
                                                reference to Exhibit 27.4 of
                                                the Company's 1997 Form 10-K.
-------------------------------------
* Filed herewith.