Form 10-Q
period 1998-09-30
PEOPLES BANCORP INC
filed 1998-11-16
CIK 318300

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the quarterly period ended September 30, 1998

                                OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from ____ to ____

                    Commission file number 0-16772

                         PEOPLES BANCORP INC.
------------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)


            Ohio                                   31-0987416
------------------------------      ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

138 Putnam Street, P. O. Box 738, Marietta, Ohio             45750
------------------------------------------------        ---------------
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:      (740) 373-3155
                                                       -----------------

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

Indicate the number of shares outstanding of each of the issuer's class of Common Stock, as of November 1, 1998: 5,731,800.





                      PART I - FINANCIAL INFORMATION

                                 ITEM 1

	The following Condensed Consolidated Balance Sheets, Statements of Income, Statements of Shareholders' Equity, and Statements of Cash Flows of Peoples Bancorp Inc. (the "Company") and subsidiaries, reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results which may be expected for the year ending December 31, 1998. Complete audited consolidated financial statements with footnotes thereto are included in the Company's Annual Report to Shareholders incorporated by reference into its filing on Form 10-K for the year ended December 31, 1997.

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.



PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

(Dollars in thousands)

ASSETS
                                         September 30        December 31
                                            1998                1997
Cash and cash equivalents:
   Cash and due from banks          $       29,502         $   21,473
   Interest-bearing deposits                 2,025              7,008
     in other banks
   Federal funds sold                       26,950             10,350
----------------------------------------------------------------------------
Total cash and cash equivalents             58,477             38,831
----------------------------------------------------------------------------
Available-for-sale investment
   securities, at estimated fair value
   (amortized cost of $231,062 and
   $170,702 at September 30, 1998 and
   December 31, 1997, respectively)       237,355             174,291

Loans, net of unearned interest           542,447             521,570
Allowance for loan losses                  (9,357)             (8,356)
----------------------------------------------------------------------------
   Net loans                              533,090             513,214
----------------------------------------------------------------------------

Bank premises and equipment, net           15,051              11,971
Other assets                               31,774              19,851
----------------------------------------------------------------------------
   Total assets                   $       875,747       $     758,158
============================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
   Non-interest bearing            $       76,820       $       64,229
   Interest bearing                       629,716              546,878
----------------------------------------------------------------------------
   Total deposits                         706,536              611,107
----------------------------------------------------------------------------

Short-term borrowings:
   Federal funds purchased and
     securities sold under repurchase
     agreements                            34,107               30,811
Federal Home Loan Bank term advances          700                1,750
----------------------------------------------------------------------------
   Total short-term borrowings             34,807               32,561
----------------------------------------------------------------------------

Long-term borrowings                       41,191               28,577
Accrued expenses and other liabilities      8,373                7,095
----------------------------------------------------------------------------
   Total liabilities                      790,907              679,340
============================================================================

Stockholders' Equity
--------------------
Common stock, no par value, 12,000,000
   shares authorized - 5,785,630 shares
   issued at September 30, 1998 and
   3,831,206 issued at December 31,
   1997, including shares in treasury     50,688                50,001
Accumulated comprehensive income, net
   of deferred income taxes                4,090                 2,369
Retained earnings                         31,476                26,448
---------------------------------------------------------------------------
                                          86,254                78,818
Treasury stock, at cost, 38,303
   shares at September 30, 1998 and
   no shares at December 31, 1997         (1,414)                    0
---------------------------------------------------------------------------
   Total stockholders' equity             84,840                78,818
---------------------------------------------------------------------------
   Total liabilities and
    stockholders'equity            $     875,747        $      758,158
===========================================================================



PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------

(Dollars in thousands, except per share data)

                                Three Months Ended      Nine Months Ended
                                    September 30          September 30
                                 1998         1997      1998         1997

Interest income             $  16,307   $  13,639   $  47,406    $  39,523
Interest expense                7,921       6,443      22,772       18,467
---------------------------------------------------------------------------
   Net interest income          8,386       7,196      24,634       21,056
Provision for loan losses         546         676       1,788        1,905
---------------------------------------------------------------------------
   Net interest income after
     provision for loan losses  7,840       6,520      22,846       19,151

Other income                    1,647       1,528       4,855        4,408
   (Loss) gain on securities
     transactions                 (13)          0         418          (31)
Other expenses                  6,043       4,851      16,901       14,277
---------------------------------------------------------------------------
Income before income taxes      3,431       3,197      11,218        9,251
Income taxes                    1,103       1,039       3,714        2,966
---------------------------------------------------------------------------
Income before extraordinary
   charges                      2,328       2,158       7,504        6,285

Extraordinary charge for
  early debt extinguishment,
  net of tax benefit of $ 125     232           0         232            0
---------------------------------------------------------------------------
     Net Income             $   2,096   $   2,158   $   7,272    $   6,285
===========================================================================

Basic earnings per share
   Income before
     extraordinary charges      $0.40       $0.42       $1.30        $1.21
---------------------------------------------------------------------------
Net income                      $0.36       $0.42       $1.26        $1.21
===========================================================================

Diluted earnings per share
   Income before
     extraordinary charges      $0.39       $0.40       $1.26        $1.18
---------------------------------------------------------------------------
       Net income               $0.35       $0.40       $1.22        $1.18
===========================================================================

Weighted average shares
   outstanding (basic)      5,828,842   5,180,915   5,767,048    5,174,934
---------------------------------------------------------------------------
Weighted average shares
   outstanding (diluted)    5,990,938   5,361,400   5,951,043    5,327,977
---------------------------------------------------------------------------
Cash dividends declared          $750        $657      $2,245       $1,898
---------------------------------------------------------------------------
Cash dividend per share         $0.13       $0.13       $0.39        $0.37
---------------------------------------------------------------------------



PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------

(Dollars in thousands, except share amounts)

                                                         Accumulated
                                                           Other
                  Common Stock     Retained   Treasury  Comprehensive
                Shares    Amount   Earnings    Stock       Income      Total
-----------------------------------------------------------------------------
Balance,
December 31,
1997            3,831,206  $ 50,001 $ 26,448  $     0     $ 2,369    $ 78,818
-----------------------------------------------------------------------------
Adjustment for
 the effect of
 3-for-2 common
 stock split    1,915,603

Balance,
 December 31,
 1997 restated  5,746,809
-----------------------------------------------------------------------------
Comprehensive income:
   Net income                          7,272                           7,272
   Other comprehensive income,
     net of tax:

   Unrealized gains on available-
     for-sale securities, net of
     reclassification adjustment       1,721                           1,721
-----------------------------------------------------------------------------
   Other comprehensive income                                          1,721
-----------------------------------------------------------------------------
     Comprehensive income                                              8,993

Exercise of
 common stock
 options           28,451       370               195                    565
Cash dividends
 declared                             (2,244)                         (2,244)
Common stock
 issued under
 dividend
 reinvestment
 plan              10,370       317                                      317

Purchase of
  treasury stock,
  38,303 shares                                (1,609)                (1,609)
------------------------------------------------------------------------------
Balance,
September 30,
1998            5,785,630  $ 50,688 $ 31,476 $ (1,414)    $ 4,090   $ 84,840
==============================================================================

Comprehensive Income:
Unrealized holding gains on available-for-sale
 securities arising during the period, net of income taxes  1,993
Less: reclassification adjust
 realized in net income, net of income taxes                  272
------------------------------------------------------------------------------
Net unrealized gains on available-for-sale securities,
net of tax                                                  1,721
==============================================================================



PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


(Dollars in thousands)                                  Nine Months Ended
                                                           September 30
                                                        1998        1997
Cash flows from operating activities:
Net income                                            $ 7,272      $ 6,285
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Extraordinary charge for early debt extinguishment     357            0
   Provision for loan losses                            1,788        1,905
   (Gain) loss on sale of investment securities          (418)          31
   Depreciation, amortization, and accretion            3,964        1,941
   Increase in interest receivable                       (324)        (203)
   Increase (decrease) in interest payable                507         (228)
   Deferred income taxes                                  644          174
   Deferral of loan origination fees and costs            107          (23)
   Other, net                                          (4,873)      (1,414)
------------------------------------------------------------------------------
  Net cash provided by operating activities             9,024        8,468
------------------------------------------------------------------------------

Cash flows from investing activities:
Purchases of available-for-sale securities           (125,557)     (16,923)
Proceeds from sales of available-for-sale securities   20,267        5,204
Proceeds from maturities of available-for-sale
 securities                                            45,464       15,005
Net increase in loans                                 (13,449)     (41,227)
Expenditures for premises and equipment                (2,734)        (975)
Proceeds from sales of other real estate owned             94           28
Business acquisitions, net of cash received           100,170        4,679
------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities  24,255      (34,209)
------------------------------------------------------------------------------

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing
 deposits                                              1,170        (5,281)
Net (decrease) increase in interest-bearing
 deposits                                            (23,164)       24,431
Net (decrease) increase in short-term borrowings      (1,303)        5,057
Proceeds from long-term borrowings                    17,972         5,000
Payments on long-term borrowings                      (5,358)       (2,607)
Cash dividends paid                                   (1,906)       (1,557)
Purchase of treasury stock                            (1,609)         (327)
Proceeds from issuance of common stock                   565           163
------------------------------------------------------------------------------
  Net cash (used in) provided by financing
   activities                                        (13,633)       24,879
------------------------------------------------------------------------------

Net increase in cash and cash equivalents             19,646          (862)
Cash and cash equivalents at beginning of period      38,831        28,517
------------------------------------------------------------------------------
Cash and cash equivalents at end of period         $  58,477     $  27,655
==============================================================================



NOTES TO FINANCIAL STATEMENTS
-----------------------------


Basis of Presentation
---------------------
	The accounting and reporting policies of Peoples Bancorp Inc.
(the "Company") and subsidiaries conform to generally accepted accounting principles and to general practices within the banking industry. The
Company considers all of its principal activities to be banking related and manages them accordingly. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. On April 13, 1998, the Company declared a 3-for-2 stock split effective April 30, 1998. Accordingly, all per share data has been restated to reflect the dividend.


1.  ACQUISITIONS

	The following text includes references to several acquisition transactions which have impacted the Company's results of operations.
        On June 26, 1998, one of the Company's subsidiaries, The Peoples Banking and Trust Company ("Peoples Bank") completed the purchase of full-service banking offices located in the communities of Point Pleasant (two offices), New Martinsville, and Steelton, West Virginia ("West Virginia Banking Center Acquisition") from an unaffiliated institution. In the transaction, Peoples Bank assumed approximately $121.0 million of deposits and purchased $8.3 million in loans.
        On December 12, 1997, the Company completed the purchase of Gateway Bancorp, Inc. and its subsidiary, Catlettsburg Federal Savings Bank ("Catlettsburg Federal"), of Catlettsburg, Kentucky, for approximately $21.6 million in a combination of cash of $6.2 million and 365,472 shares (before the 3-for-2 stock split issued in April 1998) of Company stock ("Gateway Bancorp Acquisition" or "Catlettsburg Federal Acquisition"). Catlettsburg Federal had total assets of $64.3 million and deposits of $43.8 million at December 12, 1997. Management has continued to operate Catlettsburg Federal as a federal savings bank subsidiary of the Company.


2.  NEW ACCOUNTING PRONOUNCEMENTS

	In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125") which provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities. SFAS No. 125 significantly changes the accounting rules for determining whether a transfer represents a sale or secured borrowing transaction. Portions of SFAS No. 125 were applicable for the Company effective January 1, 1997, and did not have a material impact on the Company's financial statements.
	On January 1, 1998, the Company adopted the provisions of SFAS
No. 125 for securities lending, repurchase agreements, dollar rolls and other similar secured transactions which had been delayed until after December 31, 1997. The adoption of Statement No. 125 as it relates to securities lending, repurchase agreements, dollar rolls, and other similar transactions did not have a material effect on the Company's financial statements.
        On January 1, 1998, the Company also adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires certain items of comprehensive income which are reported directly within a separate component of stockholders' equity be displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 had no impact on the financial position, results of operations, stockholders' equity, or cash flows of the Company.



ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
-----------------------------------------------


SELECTED FINANCIAL DATA
-----------------------

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows.

                                      Three Months Ended    Nine Months Ended
                                         September 30         September 30
                                        1998      1997       1998      1997


SIGNIFICANT RATIOS:

Income before extraordinary charge to:
        Average assets*                 1.07%     1.29%      1.22%     1.28%
        Average equity*                11.21%    14.33%     12.31%    14.49%
------------------------------------------------------------------------------

Net income to:
        Average assets*                 0.96%     1.29%      1.22%     1.28%
        Average equity*                10.09%    14.33%     11.93%    14.49%
------------------------------------------------------------------------------

Net interest margin*                    4.37%     4.73%      4.50%     4.73%
------------------------------------------------------------------------------

Efficiency ratio*                      50.21%    51.48%     50.89%    52.02%
------------------------------------------------------------------------------

Average shareholders' equity to
 average assets                         9.54%     8.97%      9.94%     8.85%
------------------------------------------------------------------------------

Loans net of unearned interest to
 deposits (end of period)              76.78%    87.12%     76.78%    87.12%
------------------------------------------------------------------------------

Allowance for loan losses to loans
 net of unearned interest
 (end of period)                        1.72%     1.60%      1.72%     1.60%
------------------------------------------------------------------------------

Capital ratios:
  Tier I capital ratio                 10.58%    11.27%      10.58%   11.27%
------------------------------------------------------------------------------
  Risk-based capital ratio             11.98%    12.53%      11.98%   12.53%
------------------------------------------------------------------------------
  Leverage ratio                        6.87%     7.80%       6.87%    7.80%
------------------------------------------------------------------------------

Cash dividends to:
  Income before extraordinary charge   32.23%    30.42%      29.92%   30.19%
  Net Income                           35.78%    30.42%      30.87%   30.19%
------------------------------------------------------------------------------
Book value per share                  $14.76    $11.84      $14.76   $11.84
------------------------------------------------------------------------------

Diluted earnings per share
  Income before extraordinary charge   $0.39     $0.40       $1.26    $1.18
  Net income                           $0.35     $0.40       $1.22    $1.18
------------------------------------------------------------------------------

Cash dividends per share               $0.13     $0.13       $0.39    $0.37
------------------------------------------------------------------------------


* Net income to average assets, net income to average shareholders' equity, net interest margin, and efficiency ratio are presented on an annualized basis.

Net interest margin is calculated using fully tax equivalent net interest income as a percentage of average earning assets.

Efficiency ratio is a ratio of non-interest expense (less intangible amortization and non-direct operational expenses) as a percentage of fully tax equivalent net interest income plus non-interest income. All nonrecurring items are removed from the calculation of the Company's efficiency ratio.





INTRODUCTION
------------
        The following discussion and analysis of the consolidated financial statements of the Company is presented to provide insight into management's assessment of the financial results. The Company's subsidiaries, The Peoples Banking and Trust Company ("Peoples Bank"); The First National Bank of Southeastern Ohio ("First National Bank"); Gateway Bancorp, Inc. and its subsidiaries, Catlettsburg Federal Savings Bank ("Catlettsburg Federal") and Russell Federal Savings Bank ("Russell Federal"); and Northwest Territory Life Insurance Company ("Northwest Territory"), provide financial services to individuals and businesses within the Company's market area.

        Peoples Bank is chartered by the state of Ohio and subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation ("FDIC") and the Ohio Division of Financial Institutions. First National is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency ("OCC"). Catlettsburg Federal and Russell Federal are members of the Federal Home Loan Bank, and are subject to the regulation, supervision, and examination by the Office of Thrift Supervision ("OTS"), and are also subject to limited regulation by the Board of Governors of the Federal Reserve System. The discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements and footnotes thereto and the ratios, statistics, and discussions contained elsewhere in this Form 10-Q.

        References will be found in this Form 10-Q to various acquisition transactions which have impacted the Company's results of operations. On June 26, 1998, Peoples Bank completed the purchase of full-service banking offices located in the communities of Point Pleasant (two offices), New Martinsville, and Steelton, West Virginia ("West Virginia Banking Center Acquisition") from an unaffiliated institution. In the transaction, Peoples Bank assumed approximately $121.0 million of deposits and purchased $8.3 million in loans.

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



RESULTS OF OPERATIONS
---------------------

Overview of the Income Statement
--------------------------------
        For the nine months ended September 30, 1998, the Company reported income before extraordinary charges of $7,504,000, an increase of $1,219,000 (or 19.4%) compared to $6,285,000 for the same period in 1997. For the quarter ended September 30, 1998, the Company's income before extraordinary charges totaled $2,328,000, up $170,000 (or 7.9%) from $2,158,000 in the third quarter of 1997.

        The Company incurred an extraordinary pre-tax charge in the third quarter of 1998 of $357,000 ($232,000 after taxes, or $0.04 per share) related to prepayment penalties on $15.8 million of the Company's long-term borrowings. The prepayments of such long-term borrowings, which had a weighted average maturity of approximately eight years, were made in response to declining interest rates and will reduce the future cost of the Company's long-term borrowings.

        On a diluted basis, earnings before extraordinary charges for the quarter and nine months ended September 30, 1998, were $0.39 and $1.26, compared to $0.40 and $1.18, respectively, for the same period a year earlier.

        The Company's core earnings increased due to stronger earnings in existing business units and additional revenue streams associated with recent acquisitions. Due to earning asset growth, third quarter net interest income totaled $8,386,000, up $1,190,000 (or 16.5%) compared to the same period last year. For the nine months ended September 30, 1998, net interest income reached $24,634,000, an increase of $3,578,000 (or 17.0%) compared to the same period a year earlier.

        For the three months ended September 30, 1998, provision for loan losses totaled $546,000, a decrease of $130,000 (or 19.2%) compared to last year's third quarter. In the first nine months of 1998, provision for loan losses totaled $1,788,000 compared to $1,905,000 in 1997's first nine months, a decrease of $117,000 (or 6.1%). Reduction in loan loss provision reflects the improving quality of the Company's loan portfolio and recent stabilization of loan delinquencies.

        Third quarter non-interest income increased $119,000 (or 7.8%) to $1,647,000, primarily due to incremental income generated from service charges from the deposits acquired in the West Virginia Banking Center acquisition. For the nine months ended September 30, 1998, non-interest income totaled $4,855,000, up $447,000 (or 10.1%) compared to the same period in 1997.

        Non-interest expense for the third quarter of 1998 totaled $6,043,000, up $1,192,000 (or 24.6%) from last year's third quarter. For the first nine months of 1998, non-interest expense reached $16,901,000, an increase of $2,624,000 (or 18.4%) compared to the same period last year. Included in non-interest expense in the third quarter of 1998 was $169,000 ($110,000 after taxes, or $0.02 per diluted share) of nonrecurring expense related primarily to the conversion of the West Virginia Banking Center offices acquired and other market expansion costs.

        Growth in operating expense in 1998 is due primarily to the Company's recent acquisitions and related expenses, such as salaries and benefits expense and amortization of intangibles. In the third quarter of 1998, the Company's efficiency ratio (which excludes extraordinary charges and nonrecurring items) improved to 50.21% compared to 51.47% for the same period last year. For the nine months ended September 30, 1998, the efficiency ratio was 50.89% compared to 52.02% for the same period in 1997.

        Management believes a comparative approach to financial reporting should include the discussion of "cash earnings", which removes the after-tax impact of the amortization of intangibles on the Company's results of operations and facilitates comparison of the Company with competitors making acquisitions using pooling of interests accounting. The Company has and will continue to supplement the discussion of its results of operations with an analysis of cash earnings.

        In the third quarter of 1998, intangible amortization expense totaled $682,000 ($474,000 after taxes) compared to $273,000 ($177,000 after taxes)
for the same period a year earlier. After adjusting for the after-tax effect of the amortization of intangibles, diluted cash earnings per share before extraordinary charges for the quarter ended September 30, 1998 was $0.47, up $0.03 (or 6.8%) from $0.44 in diluted cash earnings per share in the third quarter of 1997.

        For the nine months ended September 30, 1998, intangible amortization expense totaled $1,424,000 ($1,019,000 after taxes) compared to $754,000 ($490,000 after taxes) for the same period a year earlier. After adjusting for the after-tax effect of the amortization of intangibles, diluted cash earnings per share before extraordinary charges for the nine months ended September 30, 1998 was $1.43, up $0.16 (or 12.6%) from $1.27 for the same period a year earlier.

        Management uses cash earnings as one of several ways to evaluate the impact of acquisitions to profitability and the Company's return on its investment. Increased amortization of intangibles for the three months and nine months ended September 30, 1998, also impacted tangible return on assets and equity. Recent acquisitions have increased and modestly will increase the Company's amortization expense related to goodwill and other intangibles and as a result, the purchase method of accounting has affected earnings per share and other ratios.


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

        When compared to prior year, increased operating earnings for the quarter and nine months ended September 30, 1998, can be primarily attributed to growth of the Company's net interest income. The Company's interest earning assets and interest-bearing liabilities were positioned to generate increased net interest income streams in the third quarter. Also, the West Virginia Banking Center Acquisition provided additional funding sources to the Company, generating increased incremental net interest income through growth in earning assets.

	As a result, net interest income continued to grow in the third quarter of 1998, reaching $8,386,000 compared to $7,196,000 in last year's third quarter, an increase of $1,190,000 (or 16.5%). In the third quarter of 1998, total interest income reached $16,307,000 while interest expense totaled $7,921,00. Included in third quarter 1998 interest income is $539,000 of tax-exempt income from investments issued by states and political subdivisions. Since these revenues are not taxed, it is more meaningful to analyze net interest income on a fully-tax equivalent ("FTE") basis.

        Net interest margin is calculated by dividing FTE net interest income by average interest-earning assets and serves as a performance measurement of the net interest revenue stream generated by the Company's balance sheet. For the three months ended September 30, 1998, net interest margin (on an FTE basis) totaled 4.37% compared to 4.74% in the third quarter of 1997. On a year-to-date basis through September 30, net interest margin in 1998 totaled 4.50% compared to 4.73% for the same period last year.

        Several factors have contributed to net interest margin compression. The deposits acquired in the West Virginia Banking Center Acquisition significantly increased the Company's earning asset base in lower-yielding assets such as federal funds sold. Management continues to analyze methods to redeploy the acquired funds in an earning asset mix which will result in a net interest margin similar to the Company's ratios before the West Virginia Banking Center Acquisition. Internal loan growth has tempered in recent periods, resulting in more earning assets being invested in other, comparatively lower yielding, assets such as investment securities.

        Net interest margin also decreased due to competitive pressures for loans and deposits in the Company's markets. In addition, the recent thrift acquisitions modestly changed the Company's earning asset mix and lowered margins due to the fact the Company's thrifts have primarily invested in real estate loans, which typically do not generate return on investment like other loan products such as commercial and personal loans.

	       Recently the Company initiated actions designed to enhance net interest income, margin and other performance ratios. The Company prepaid $17.3 million of its Federal Home Loan Bank ("FHLB") borrowings, of which $15.8 million were subject to prepayment penalties in the aggregate of $357,000. The average rate on these advances was 6.09% with a weighted average maturity of approximately 8 years. The Company replaced such borrowings with a $17 million FHLB advance with a one year fixed rate of 4.28%. At the discretion of the FHLB, the new advance could reprice after one year, although the Company retains the right to pay off the advance, if it is repriced, without penalty after the initial year. The product would reprice based on 3 month LIBOR ("London Interbank Offer Rate"). Management estimates that, absent other changes, the prepayment penalties will be recovered in approximately two years.

	       The growth of the Company's earning asset base through recent acquisitions will continue to impact net interest margin in the fourth quarter of 1998 and into early 1999. Management continues its focus on returning the Company's balance sheet mix to a more appropriate balance of profitability and risk. Management expects net interest margin to stabilize at current levels in the fourth quarter of 1998. Recent declines in interest rates will decrease the yields on the Company's variable rate assets such as federal funds sold, as well as the rates on deposit products offered by the Company. The aforementioned prepayment of certain long-term Federal Home Loan Bank borrowings should partially offset the recent decreases in discount rates being paid by the Federal Reserve.

        Average loans grew $60.4 million (or 12.8%) from third quarter 1997 to third quarter 1998 and comprise the largest earning asset component on the Company's balance sheet. Due to recent acquisitions and resulting increases in funding sources, the Company's average balances of investment securities increased $76.9 million from $147.1 million in the third quarter of 1997 to $224.0 million in the third quarter of 1998.

        Yield on earning assets totaled 8.33% in the third quarter of 1998, compared to 8.85% for the same period a year earlier. Loan yields decreased to 9.20% in third quarter 1998 compared to 9.34% in third quarter 1997. The Company's investment portfolio yield dropped 52 basis points to 6.48% in the third quarter of 1998, reflecting the reinvestment of higher-yielding, maturing investments with lower-yielding instruments.

	      Compared to the third quarter of 1997, cost of interest-bearing liabilities decreased 22 basis points to 4.47% in the third quarter of 1998. Deposit costs decreased due to a combination of lowering time deposit rates, the acquisition of lower interest cost funding sources from the West Virginia Banking Center Acquisition, and the implementation of regional pricing in selected markets served by the Company. Long-term borrowing costs have decreased since the third quarter of 1997 as the yield curve flattened in 1998.

	      Management will continue to monitor the effects of net interest margin on the performance of the Company. Please refer to the "Consolidated Average Balance Sheet and Analysis of Net Interest Income" table included on page 24 for a complete quantitative evaluation of the Company's net interest margin.


Provision for Loan Losses
-------------------------
	       Continued improvement in loan delinquencies and net loan losses enabled the Company to decrease its loan loss provision to $546,000 for the three months ended September 30, 1998, compared to $676,000 in the same period a year earlier. On a year-to-date basis through September 30, 1998, the Company's loan loss provision totaled $1,788,000 compared to $1,905,000 last year, a decrease of $117,000 (or 6.1%).

        Management expects modest internal loan growth for the remainder of 1998 and into early 1999. Due to this anticipated slowdown in loan balances compared 1997's strong growth, combined with stabilized levels of delinquencies and net loan losses, management believes that 1998's fourth quarter provision expense will remain approximately level with the provision recorded in the third quarter of 1998. The duration of current provision levels will be dependent on loan delinquencies, portfolio risk, overall loan growth, and general economic conditions in the Company's markets.

Non-Interest Income
-------------------
        The Company's non-interest income is generated from four primary sources: fiduciary activities, cost-recovery fees related to deposit accounts, electronic banking, and the Company's insurance agency subsidiaries. For the quarter and nine months ended September 30, 1998, all of the Company's major sources of non-interest income increased compared to the same period a year earlier, as a result of management's commitment to continual improvement of the Company's operating performance from fee based revenue sources.

        Third quarter non-interest income reached $1,647,000 in 1998, an increase of $119,000 (or 7.8%) compared to the same period in 1997. For the nine months ended September 30, 1998, non-interest income totaled $4,855,000, up $447,000 (or 10.1%) compared to last year.

        The West Virginia Banking Center and its associated $121 million in deposits provided the base for increased fee income in the third quarter of 1998. Deposit account service charge income totaled $680,000 in the third quarter of 1998, an increase of $123,000 (or 22.1%) compared the same period a year earlier. Approximately $100,000 (or 81.3%) of the increase can be directly attributed to the deposits acquired in the West Virginia Banking Center Acquisition. On a year-to-date basis for the nine months ended September 30, 1998, deposit account service charge income increased $219,000 (or 13.6%) compared to 1997. The Company's fee income generated from deposits is based on cost recoveries associated with relevant services provided.

        The Investment and Trust Division of Peoples Bank continues its earnings momentum in 1998. The fee structure for fiduciary activities is based primarily on the fair value of assets being managed, which totaled over $525 million at September 30, 1998. In the third quarter of 1998, income generated from fiduciary activities totaled $550,000 compared to $560,000 in revenues in the third quarter of 1997. The modest decrease can be attributed primarily to a significant one-time fee earned in the third quarter of 1997 as well as recent market declines in fair values of assets being managed. On a year-to-date basis through September 30, fiduciary activities revenue increased $141,000 (or 8.9%) to $1,733,000 in 1998 compared to the same period a year earlier. The Investment and Trust Division continues to be a leader in fiduciary services in the Company's market area.

        Electronic banking, including ATM cards, direct deposit services, and debit card services, is one of the many product lines offered by the Company. The recovery of costs through fees associated with these products and services is beginning to significantly impact the Company's non-interest income. For the quarter ended September 30, 1998, total fees related to electronic banking reached $140,000, up $16,000 (or 12.9%) compared to the same period last year. For the nine months ended September 30, 1998, electronic banking revenues totaled $431,000, an increase of $86,000 (or 24.9%) compared to the same period a year earlier. These increases are primarily due to revenues related to the Company's growing debit card program as well as non-customer activity in the Company's network of ATM's, which has caused a corresponding increase in ATM-related revenues.

	      First National Bank's subsidiaries, Northwest Territory Life Insurance Agency, Inc. and Northwest Territory Property and Casualty Insurance Agency, Inc. (the "Agencies"), are licensed by the State of Ohio to provide full life and property insurance product lines to consumers in Ohio. In August 1998, these agencies were licensed by Ohio-based Motorists Mutual Insurance Company, MICO Insurance Company, and Motorists Life Insurance Company ("Motorists"). The Agencies offer a complete line of life and property and casualty products through Motorists, as well as investment products through Marketing One Securities, Inc. The Agencies' insurance and securities related operations generated revenues of $289,000 for the nine months ended September 30, 1998, down $15,000 compared to the same period a year earlier. Although the Agencies' results of operations did not have a material impact on the Company's consolidated results for the first nine months of 1998, they are anticipated to produce income growth and long-term value to the Company through internal development as well as external affiliation and acquisition.

	      Management will continue to explore new methods of enhancing non-interest income. Both traditional and non-traditional financial service products are continually being analyzed for inclusion in the Company's product offerings.


Gain (Loss) on Securities Transactions
--------------------------------------
	      Through the nine month period ended September 30, 1998, the Company recognized net gains on securities of $418,000 ($272,000 after taxes, or $0.05 per share), compared to minimal net losses in the same period a year earlier. In the second quarter of 1998, the Company had a net gain of $516,000 from an equity investment in a company that was acquired in a merger transaction. In addition, the Company has recognized additional gains on securities of $7,000 and losses of $105,000 from repositioning of the investment portfolio. Management does not expect similar gains or losses to occur in future periods.


Non-Interest Expense
--------------------
        For the three months ended September 30, 1998, non-interest expense totaled $6,043,000, an increase of $1,192,000 (or 24.6%) compared to the same period last year. For the first half of 1998, total non-interest expense reached $16,901,000, up $2,624,000 (or 18.4%) compared to 1997's first nine months.

        When comparing 1998 non-interest expense to 1997, it is important to consider the non-interest expense related to recent acquisitions. Acquisitions, and the related salaries and employee benefits and increased depreciation expense, comprise the majority of the increase in non-interest expense in 1998. Non-operational items also contributed to the increase in non-interest expense for the quarter and nine months ended June 30, 1998. In particular, amortization of intangibles totaled $682,000 (up $409,000) and $1,424,000 (an increase of $670,000) for the quarter and nine months ended September 30, 1998, respectively, compared to $273,000 and $754,000 for the identical periods a year earlier. Third quarter 1998's amortization expense increased primarily due to the completion of the West Virginia Banking Center Acquisition as well as amortization expense related to December 1997's Gateway Bancorp Acquisition. The Company considers the impact of intangible amortization when evaluating potential acquisitions.

        The Company's recent acquisitions also impacted non-interest expense in other areas, as the Company continues to expand its services and geographic area. Compared to 1997's third quarter, salaries and benefits expense increased $245,000 (or 11.6%) to $2,361,000 in the third quarter of 1998. For the nine months ended September 30, salaries and benefits expense increased $788,000 (or 12.6%) to $7,051,000 in 1998 compared to the same period a year earlier.

        Recent acquisitions have increased the number of Company employees, primarily customer service associates in the acquired offices. At September 30, 1998, the Company had 370 full-time equivalent employees, compared to 314 full-time equivalent employees at December 31, 1997, and 304 full-time equivalent employees at year-end 1996. While future salaries and benefit expense have increased on a gross comparison basis due to the many customer service associates retained in the West Virginia Banking Center acquisition and other recent acquisitions, management believes the human resources obtained in recent acquisitions will enable the Company to further penetrate its new markets, thereby optimizing customer service and return to shareholders.

       	Recent acquisitions also impacted net occupancy expenses, in particular depreciation expense. For the quarter and nine months ended September 30, 1998, furniture and equipment expenses totaled $390,000 and $1,281,000, respectively, up $68,000 (or 21.1%) and $166,000 (or 14.9%)
compared to 1997's identical reporting periods. Net occupancy expense totaled $445,000 in the third quarter of 1998, an increase of $117,000
(or 35.7%) compared to the same period a year earlier. On a year-to-date basis through September 30, 1998, and compared to last year, net occupancy expense increased $240,000 (or 25.6%) to $1,178,000. These increases can be attributed primarily to the depreciation of the assets purchased in recent acquisitions (in particular the West Virginia Banking Center Acquisition), and completion of construction projects to full-service offices in Athens and Caldwell, Ohio, as well as Ashland, Kentucky. Increases are also due to growth in depreciation of additional expenditures on technology. The Company's increased investment in technology and other customer-service enhancements will also impact depreciation expense in the future.

        Included in non-interest expense for the three months ended September 30, 1998, was $169,000 ($110,000 after taxes, or $0.02 per share) of nonrecurring expense primarily related to the conversion of the West Virginia Banking Centers. Expenses included purchase of new checks for the customers assumed in the West Virginia Banking Center Acquisitions, education of new associates, operational costs related to clearing items, telephone expense, etc. Also included in the $169,000 of nonrecurring expense were one-time costs related to market expansion in Parkersburg, West Virginia.

        Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for the Company. The Company and financial services industry use the efficiency ratio (total non-interest expense less amortization of intangibles and nonrecurring items as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. Gains and losses on sales of investment securities and other nonrecurring items are not included in the calculation of the Company's efficiency ratio.

        In the third quarter of 1998, the Company's efficiency ratio was 50.21% compared to 51.47% for the same period last year. For the nine months ended September 30, 1998, the Company's efficiency ratio improved to 50.89% compared to 52.02% for the same period in 1997. Management expects the efficiency ratio to continue to improve modestly throughout the remainder of 1998 and into 1999.


Return on Assets
----------------
       	Excluding extraordinary charges and nonrecurring expense, the Company's operating return on average assets ("ROA") totaled 1.12% for the three months ended September 30, 1998, compared to 1.29% for the same period a year earlier. For the nine months ended September 30, 1998, the Company's operating ROA totaled 1.24%, down modestly from 1.28% for the same period a year earlier.

       	The West Virginia Banking Center Acquisition significantly increased the asset base of the Company near the end of the second quarter of 1998, and had a significant impact on average assets in the third quarter of 1998. Third quarter 1998 average assets increased $69.1 million compared to the second quarter of 1997, while operating income streams remained stable.

       	The Company will be challenged to employ the acquired assets in a manner which will produce acceptable returns on investment in a short period of time. Management anticipates ROA will stabilize at third quarter levels in the near future. As management is successful in transitioning the recently acquired funds sources to an asset mix similar to that held by the Company in previous reporting periods, ROA should return to pre-acquisition levels.


Return on Equity
----------------
        Excluding extraordinary charges and nonrecurring expense, the Company's operating return on average equity in the third quarter of 1998 was 11.73% compared to 14.33% for the same period a year earlier. On a year-to-date basis through September 30, 1998's operating ROE totaled 12.49% compared to 14.42% in 1997.

        ROE decreased in 1998 primarily due to issuance of approximately $15.35 million of capital stock for the purchase of Gateway Bancorp, Inc. in late 1997. As a result, the increase in total equity had a significant impact on 1998's ROE for the quarter and nine months ended September 30, 1998. Management expects ROE in 1998 to continue to be below prior year levels until the Company fully leverages the additional capital issued in the Gateway Bancorp Acquisition.

       	The Company is considered well-capitalized under regulatory and industry standards of risk-based capital and has experienced growth through retention of increased earnings over the last several quarters.


Income Tax Expense
------------------
        The Company's effective tax rate is approximately 32.1% for the third quarter of 1998 compared to 32.5% for the same period last year, and 33.1% and 32.1% for the nine months ended September 30, 1998 and 1997, respectively. Management continues to explore new methods of reducing the Company's overall tax burden.



FINANCIAL CONDITION
-------------------

Overview of Balance Sheet
-------------------------
        Total assets have increased steadily from $758.2 million at December 31, 1997, to $875.7 million at September 30, 1998. Asset growth can be attributed primarily to the assets and liabilities acquired in the West Virginia Banking Center Acquisition.

        Net cash received in the West Virginia Banking Center Acquisition was redeployed primarily into investment securities, which increased $63.1 million (or 36.2%) from year-end 1997 to $237.4 million at September 30, 1998. Since June 30, 1998, investment securities have grown $28.4 million as the Company continued to invest cash proceeds from the West Virginia Banking Center Acquisition, as well as reinvestment of approximately $8 million of proceeds from sales of investment securities sold near the end of the second quarter of 1998. Those securities were sold to reposition the portfolio for enhanced future earnings.

        Since June 30, 1998, total loans increased $9.2 million (or 1.7%) to over $542 million, with growth occurring primarily in the commercial loan area. During the same period, total deposits increased $8.4 million
(or 1.2%). Deposit growth occurred primarily in short-term, higher interest rate time deposits.

        At September 30, 1998, the Company had short-term borrowings of $34.8 million compared to $34.4 million at March 31, 1998. Long-term borrowings decreased $2.9 million in the third quarter to $41.2 million at September 30, 1998. Total equity reached $84.8 million at September 30, 1998, compared to $82.0 million at June 30, 1998, an increase of $2.8 million (or 3.5%). Stockholders' equity as a percent of total assets was 9.69% at September 30, 1998, down from 10.40% at year-end 1997, as the Company continued to leverage its capital base.


Cash and Cash Equivalents
-------------------------
        Cash and cash equivalents totaled $58.5 million at September 30, 1998, a decrease of $26.3 million since June 30, 1998. Balances at the end of 1998's second quarter were higher than normal due to temporary investment of acquired funds in federal funds sold, which had a quarterly decrease of $25.8 million to $27.0 million at September 30, 1998. Management expects to slowly decrease the Company's investment in federal funds sold over time through redeployment of those funding sources into higher yielding assets such as loans or investment securities.

        Management believes the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portion of the investment and loan portfolios which mature within one year. These sources of funds should enable the Company to meet cash obligations and off-balance sheet commitments as they come due.


Investment Securities
---------------------
       	All of the Company's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the Company in terms of selling securities for liquidity needs as well as interest rate risk management opportunities.

        At year-end 1997, investment securities totaled $174.3 million and increased to $209.0 million at June 30, 1998. This growth was funded primarily by the deposits acquired in the West Virginia Banking Center Acquisition. At September 30, 1998, investment securities totaled $237.4 million, up $28.4 million in the third quarter. This growth can be attributed primarily to additional investments of proceeds from the West Virginia Banking Center Acquisition as well as reinvestment of approximately $8 million of securities sold near the end of the second quarter of 1998 to reposition the portfolio for enhanced future income streams.

        As a direct result of growth in funding sources in recent periods, several categories of investments within the portfolio have experienced significant growth. At September 30, 1998, investments in US Treasury securities and obligations of US government agencies and corporations totaled $52.0 million, unchanged since year-end 1997. In the first nine months of 1998, investments in mortgage-backed securities increased $29.1 million (or 38.1%) to $105.5 million at September 30, 1998. The Company's balances in investment obligations of states and political subdivisions totaled $45.0 million at September 30, 1998, an increase of $19.3 million
(or 75.0%) since year-end 1997. Corporate investments at September 30, 1998 totaled $34.9 million, an increase of $14.7 million (or 72.8%) since December 31, 1997.

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


Loans
-----
        The Company's lending is primarily focused in the mid-Ohio Valley areas of southeastern Ohio, northern and western West Virginia, as well as central Ohio and northeastern Kentucky markets. The Company's lending is retail in nature and consists principally of single-family residential mortgages and other consumer loans.

        Loans totaled $542.4 million at September 30, 1998, an increase of $9.2 million (or 1.7%) since June 30, 1998, and up $20.9 million (or 4.0%) since year-end 1997. In the second quarter of 1998, the Company purchased $8.3 million of primarily commercial loans in the West Virginia Banking Center Acquisition. The following table details total outstanding loans at the specified dates:

(dollars in thousands)      September 30   June 30    March 31    December 31
                               1998          1998      1998          1998
                            ------------   -------    --------    -----------
Commercial, financial,
 and agricultural           $ 177,168    $  179,666  $ 163,293    $  159,035
Real estate, construction      20,449        12,709     16,724        19,513
Real estate, mortgage         232,387       228,661    227,358       228,689
Consumer                      112,443       112,228    111,459       114,333
------------------------------------------------------------------------------
     Total loans            $ 542,447    $  533,264  $ 518,834    $  521,570
==============================================================================

        Real estate loans to the Company's retail customers (including real estate construction loans) continue to be the largest portion of the loan portfolio, comprising 46.6% of the total. Real estate loans totaled $252.8 million at September 30, 1998, an increase of $11.4 million (or 4.7%) since June 30, 1998. The Company's investment in real estate construction loans increased in the third quarter of 1998 due to financing of construction projects outside of the Company's primary market area.

       	Included in real estate loans are home equity credit lines ("Equilines"), which totaled $20.4 million at September 30, 1998, an increase of $1.3 million (or 6.8%) since June 30, 1998. The Company continues to offer special fixed Equiline rates in its markets and specially priced Equiline products in its new West Virginia markets. Management believes the Equiline product is a competitive product with an acceptable return on investment, after risk considerations, and anticipates these balances will continue to grow from new customers and increased market penetration. Residential real estate lending will continue to represent a major focus of the Company due to the lower risk factors associated with these types of loans and the opportunity to provide additional products and services to these consumers at attractive combined returns.

        Management expects commercial loan demand to continue in several of the Company's markets in the short-term future due to strong economic conditions in those markets. The Company continues to focus on commercial loans as a growth area while maintaining appropriate underwriting standards. The markets served by the Company have not suffered due to the world economic crisis and therefore management will continue to focus on the enhancement and growth of the commercial loan portfolio as a method of serving customer needs.

        Consumer lending continues to be a vital part of the Company's core lending. For the three months ended September 30, 1998, consumer loan balances (excluding credit card loans) remained stable at $105.9 million. The majority of the Company's consumer loan focus continues to be in the indirect lending area. At September 30, 1998, the Company had indirect loan balances of $68.0 million, compared to $70.5 million at year-end 1997.

         Management is pleased with the recent performance of the Company's consumer loan portfolio, which can be attributed to the Company's commitment to quality customer service and the relatively stable demand for indirect loans in the markets served by the Company. Lenders use a tiered pricing system that enables the Company to apply interest rates based on the corresponding risk associated with the indirect loan.

        Although consumer debt delinquency is increasing in the financial services industry (mostly due to credit card debt), management's recent actions to reinforce the Company's pricing system and underwriting criteria have tempered indirect lending delinquencies and recently tempered the overall growth of the indirect loan portfolio. Management plans to continue its focus on the use of the tiered pricing system combined with controlled growth of the indirect lending portfolio in 1998.

        Credit card balances remained relatively unchanged since year-end 1997, totaling $6.5 million at September 30, 1998. In the past, the Company has offered several new products to better serve the credit needs of its customers, including a no-fee credit card and increased credit limits to qualified customers. Management will continue to evaluate new opportunities to serve credit card customers.

        The offices acquired in the West Virginia Banking Center Acquisition have generated nearly $3 million in additional loans since the end of the second quarter of 1998. Management is pleased with this early loan growth and anticipates loan demand to continue to be strong in those markets in the near future as management focuses on employing the acquired funding sources in higher-yielding assets such as loans.

       	Management anticipates moderate total loan growth in the fourth quarter of 1998. Loan demand continues to be strong in the markets served by the Company, but management expects loan growth to be tempered by competitive refinancing opportunities in both the commercial and consumer loan portfolios. Management will also consider the possibility of purchasing loans in packages or outside of the Company's core markets as a means of providing increased returns on its funding sources.


Loan Concentrations
-------------------
        The Company does not have a concentration of its loan portfolio in any one industry. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $252.8 million (or 46.6%) of total loans. At year-end 1997, these loans comprised 47.6% of outstanding loans. At September 30, 1998, commercial, financial, and agricultural loans totaled $177.2 million (or 32.7%) of outstanding loans, compared to 30.5% of outstanding loans at December 31, 1997.

        The Company's lending is focused primarily in the local southeastern Ohio market and contiguous mid-Ohio Valley areas. The Company's loan mix principally consists of retail lending, which includes single-family residential mortgages and other consumer loan products.

        The Company's largest concentration of commercial loans are credits to lodging and lodging related companies, which comprise approximately 10% of the Company's outstanding commercial loans at September 30, 1998. These lending opportunities have arisen because of the recent growth in the lodging industry and the need for additional travel related services in certain areas in or contiguous to the Company's markets, as well as the Company's ability to respond to the needs of customers in this segment of the economy. The credits have been subjected to the Company's normal commercial loan underwriting standards and do not present more than the normal amount of risk assumed in other lending areas.


Allowance for Loan Losses
-------------------------
        The allowance for loan losses as a percentage of loans increased from 1.60% at December 31, 1997, to 1.72% at September 30, 1998. For the quarter and nine months ended September 30, 1998, the total dollar amount of the allowance for loan losses increased $186,000 and $1,001,000, respectively, due to decreased net chargeoffs compared to the same periods a year earlier.

       	Loan balances have increased modestly in recent periods due to acquisition and internal loan growth. The following table presents changes in the Company's allowance for loan losses for the three months and six months ended June 30, 1998, and 1997, respectively:

                                   Three Months Ended      Nine Months Ended
(in thousands)                        September 30            September 30
                                   ------------------     ------------------
                                    1998        1997       1998        1997
                                   ------      ------     ------      ------
Balance, beginning of period      $ 9,171     $ 7,298    $ 8,356     $ 6,873
Allowance for loan losses acquired
 in Russell Federal Acquisition                                          120
Chargeoffs                           (475)       (376)    (1,180)     (1,529)
Recoveries                            115         165        393         394
------------------------------------------------------------------------------
   Net chargeoffs                    (360)       (211)      (787)     (1,135)
------------------------------------------------------------------------------
Provision for loan losses             546         676      1,788       1,905
------------------------------------------------------------------------------
     Balance, end of period       $ 9,357     $ 7,763    $ 9,357     $ 7,763
==============================================================================

        When comparing the third quarter of 1998 to the third quarter of 1997, net chargeoffs increased in indirect consumer lending and the commercial loan portfolio. Management will continue to monitor the performance of the consumer loan portfolio and focus efforts to continue trends established in the first half of 1998. Real estate chargeoffs and recoveries were insignificant for the first nine months of 1998, demonstrating the quality of this portfolio.

        Nonperforming loans (those loans classified as nonaccrual, 90 days or more past due, and other real estate owned) as a percentage of outstanding loans were 0.31% at September 30, 1998, compared to 0.33% at December 31, 1997. Nonaccrual loans and those loans 90 days past due totaled $1,173,000 and $508,000, respectively, at September 30, 1998, compared to $1,220,000 and $462,000, respectively, at year-end 1997. Management believes the current level of nonperforming loans is below peer group levels and is a reflection of the overall quality of the Company's loan portfolio.

        At September 30, 1998, the Company had an insignificant amount of loans that were considered impaired. Management will continue to monitor the status of impaired loans, including performing and non-performing loans, in order to determine the appropriate level of the allowance for loan losses.

        Management continually monitors the loan portfolio through its Loan Review Department and Loan Loss Reserve Committee to determine the adequacy of the allowance for loan losses. Management expects fourth quarter 1998 loan loss provision to be consistent with third quarter 1998 expense. Management believes the current allowance for loan losses of 1.72% of total loans at September 30, 1998, to be adequate to absorb inherent losses in the portfolio.


Funding Sources
---------------
        The Company considers deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Company, reaching $706.5 million at September 30, 1998, a quarterly increase of $8.4 million (or 1.2%). The West Virginia Banking Center Acquisition provided the Company with additional funding sources of $121.0 million ($11.3 million in non-interest bearing demand deposit balances) with minimal runoff of those deposit balances in the months following the completion of the acquisition. Management looks forward to expanding product and service relationships with these new customers.

        In the third quarter of 1998, non-interest bearing deposit balances grew nearly $2.3 million (or 3.2%) to $76.8 million. Average balances of non-interest bearing deposits increased $9.9 million, primarily due to the deposits acquired in the West Virginia Banking Center Acquisition. Management intends to continue its focus of maintaining its recently enlarged base of lower-costing funding sources.

       	In the third quarter of 1998, the Company experienced growth of $5 million in interest bearing transaction accounts and savings deposits. The Company's time deposit balances remained relatively unchanged for the quarter ended September 30, 1998. The Company continues to offer special "relationship accounts" both non-interest bearing and interest-bearing) based on deposits in other products such as CD's or IRA's. Management believes that the deposit base remains the most significant funding source for the Company and will continue to concentrate on non-interest bearing deposit growth and maintaining adequate net interest margin to meet the Company's strategic goals.

       	In addition to traditional deposits, the Company accesses both short-term and long-term borrowings to fund its operations and investments. The Company's short-term borrowings consist of federal funds purchased, corporate deposits held in overnight repurchase agreements, and various FHLB borrowings. The Company's short-term borrowings at September 30, 1998, totaled $34.8 million compared to $32.6 million at December 31, 1997.

        The largest component of short-term borrowings consisted of balances in corporate repurchase agreements, which totaled $34.1 million at September 30, 1998, compared to $30.8 million at year-end 1997. Average balances in corporate repurchase agreements increased $2.8 million (or 9.4%) to $32.5 million for the three months ended September 30, 1998, primarily due to funds acquired in the West Virginia Banking Center Acquisition.

        Short-term FHLB borrowings decreased from $3.1 million at June 30, 1998 to $0.7 million at the end of the third quarter. In general, the Company will continue to access short-term FHLB borrowings at various times to meet liquidity needs as they arise.

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

        Long-term FHLB advances totaled $38.5 million at September 30, 1998, a net quarterly decrease of $2.8 million (or 6.7%) since the previous quarter-end. In order to finance a portion of the total purchase price of the Russell Federal Acquisition, the Company obtained a $3 million loan from an unaffiliated financial institution. The remaining funds for the Russell Federal Acquisition were generated from internal sources. At September 30, 1998, the Company had $2.7 million in long-term debt related to the Russell Federal Acquisition.


Capital/Stockholders' Equity
----------------------------
        For the three months ended September 30, 1998, the Company's capital increased $2.9 million (or 3.5%) to $84.8 million. Since year-end 1997, the Company's total capital has grown $6.0 million (or 7.6%) from $78.8 million.

        For the quarter ended September 30, 1998, the Company had net income of $2.1 million and paid dividends of $0.8 million, a dividend payout ratio of 35.78% of earnings. Excluding extraordinary charges, the Company's dividend payout ratio was 32.22% of operating earnings. For the nine months ended September 30, 1998, net income totaled $7.3 million and dividends paid reached $2.2 million, a dividend payout ratio of 30.87% of net income, compared to 30.20% for the same period last year. Management believes recent dividends represent a balanced payout ratio for the Company and anticipates similar payout ratios in future periods through quarterly dividends.

        At September 30, 1998, the adjustment for the net unrealized holding gain on available-for-sale securities, net of deferred income taxes, totaled $4.1 million, compared to $2.4 million at June 30, 1998. Since all of the investment securities in the Company's portfolio are classified as available-for-sale, both the investment and equity sections of the Company's balance sheet are more sensitive to the changing market values of investments. The recent decreases in interest rates, combined with increased purchases of investment securities, have caused the gap to grow between the amortized cost and estimated fair value of the Company's investment portfolio, with a corresponding increase to the Company's equity.

        The Company also has complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet and to certain off-balance sheet commitments.

        At September 30, 1998, the Company's and each of its banking subsidiaries' risk-based capital ratios were above the minimum standards for a well-capitalized institution. The Company's risk-based capital ratio was 11.98%, above the minimum standard of 8%. The Company's Tier 1 capital ratio of 10.58% also exceeded the regulatory minimum of 4%. The Leverage ratio at the end of the first quarter was 6.87% and also above the minimum standard of 4%. The Company's capital ratios provide quantitative data demonstrating the strength and future opportunities for use of the Company's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Company and each of its banking subsidiaries as part of its strategic decision process.

        On June 15, 1998, the Company's Board of Directors announced approval and implementation of a formal plan to purchase treasury shares for use in its stock option plans. The announcement superseded a previously announced stock repurchase plan and serves as the basis for treasury purchases in anticipation of the Company's projected stock option exercises.

        The stock repurchase plan is based upon specific criteria related to market prices and the number of shares expected to be issued under the Company's stock option plans. Subsequent to the announcement of the formal plan, the Company has purchased 30,000 shares in the amount of $0.8 million through September 30, 1998. In addition, the Company purchased 15,000 shares in the amount of $0.4 million in early fourth quarter 1998.

        Management expects to purchase similar share amounts in future quarters for use in its stock option plans. Future changes, if any, to the Company's systematic share repurchase program may be necessary to respond to the number of shares expected to be reissued in the Company's stock option plans. The Company intends to fund future treasury share purchases in the short-term with internally generated sources.

        During early 1998, the Company initiated the Peoples Bancorp Inc. Deferred Compensation Plan ("DCP") for the directors of the Company and its subsidiaries, which is designed to recognize the value to the Company of the past and present service of its directors and encourage their continued service through implementation of a deferred compensation plan. The DCP allows directors to defer the fees earned for their service as Company and subsidiary directors into deferred accounts which are either invested in the Company's common stock or a time deposit, at the specific director's discretion at the time of entering the DCP. As a result and in accordance with accounting regulations, the balances invested in Company stock in such accounts are reported as treasury stock in the Company's financial statements. At September 30, 1998, the DCP and its participants owned $0.7 million of Company stock, which is a reduction to the equity balance of the Company. Management does not expect the DCP to have a material impact on future financial statements or results of operations for the Company.

        As a result of treasury stock purchases and reissuances, as well as DCP activity, the Company had a treasury stock balance of $1.4 million at September 30, 1998, up $0.3 million in the third quarter of 1998. Primarily due to DCP activity, management expects the Company's treasury stock balance to continue to modestly increase in the future.


Liquidity
---------
        Liquidity measures an organization's ability to meet cash obligations as they come due. During the nine months ended September 30, 1998, the Company generated cash from operating activities and investing activities of $9.0 million and $24.3 million, respectively. The major cash inflow was $100.2 million generated from the West Virginia Banking Center Acquisition in the second quarter of 1998, which offset cash used for purchase of investment securities of $125.6 million. Proceeds from maturities and sales of investment securities totaled $45.5 million and $20.3 million, respectively, for the nine months ended September 30, 1998.

        The Company used cash flows of $13.4 million from financing activities in the first nine months of 1998. The major outflow of cash in the first nine months of 1998 was $23.2 million decrease in interest bearing deposits, mostly short-term, rate sensitive time deposits. The Consolidated Statements of Cash Flows presented on page 6 of the Company's Consolidated Financial Statements provides analysis of cash flow activity.

        Additionally, management considers that portion of the loan portfolio which matures within one year and the maturities within one year in the investment portfolio as part of the Company's liquid assets. The Company's liquidity is monitored by the ALCO, which establishes and monitors ranges of acceptable liquidity. Management feels the Company's current liquidity position is acceptable.


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

         At September 30, 1998, the Company's interest rate sensitivity position, based on static gap analysis, was liability sensitive in the short-term, decreasing in sensitivity for periods over one year and up to five years. Up to one year, the Company is liability sensitive primarily due to increases in funding sources which are short-term, such as the FHLB borrowings and CD specials previously mentioned. The funding sources acquired in the West Virginia Banking Center Acquisition caused the Company's balance sheet to become less liability sensitive due to significant increases in federal funds sold, a highly liquid and rate sensitive asset which reprices daily.

        Management believes the Company's balance sheet theoretically is insulated from significant increases or decreases in interest rates due to the various variable rate assets and liabilities. Management monitors the asset and liability sensitivity through the ALCO and uses available dynamic data to make appropriate strategic decisions.

        In addition to the interest rate sensitivity schedule and asset/ liability repricing schedules, management also uses simulation modeling and forecasting to determine the impact of a changing rate environment and interest rate risk. This combination provides dynamic information concerning the Company's balance sheet structure in different interest rate environments. When using simulation modeling, assumptions based on anticipated market pricing are applied to interest-earning assets and interest-bearing liabilities. These adjustments more accurately indicate the interest rate risk of the Company.

       	Management also considers various hedging products as a method of minimizing the interest rate risk of the Company's balance sheet. In August 1997, the Company entered into agreements to purchase interest rate floors with a notional amount of $20 million. The premium paid totaled $46,500 for these contracts. Through September 30, 1998, due to interest rates being above the indexed "strike" rate on the new interest rate floors, the Company has not recognized income streams related to these floors. Due to rates declining in recent periods, management anticipates that these floors will replace lost income streams on interest-earning assets (prime rate based commercial loans) which have repriced to lower rates. These agreements, which expire in August 1999 and August 2000, are not expected to materially affect net income or other performance ratios.

       	Management believes the Company's current mix of assets and liabilities provides a reasonable level of insulation from significant fluctuations in net interest income and the resulting volatility of the Company's earning base. The Company's management reviews interest rate risk in relation to its effect on net interest income, net interest margin, equity at risk, and the volatility of the earnings base of the Company.


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


Future Outlook
--------------
      	Results of operations for the quarter and nine months ended September 30, 1998 represent enhanced financial performance through a combination of external growth and enhanced core competencies based on customer service and community presence. In addition, management has identified and will continue to analyze key performance areas which quantitatively measure the relative performance of the Company compared to prior year results.

      	Loan loss provisions in 1998 will be based on loan delinquency trends, economic conditions, and anticipated loan growth. Based on the most recent analysis, management expects loan loss provisions in the short-term future to approximate that recorded in the third quarter of 1998. Management believes the Company's reserve for loan losses is adequate for the risks inherent in the portfolio and believes the reduction in loan loss provision is a reflection of the overall quality of the Company's loan portfolio and market conditions. Future financial performance will depend directly on the timing of anticipated loan growth and other factors.

      	Management is pleased with the recent conversion of the offices acquired in the West Virginia Banking Center Acquisition. The geographic expansion is a natural extension of the Company's presence in the mid-Ohio Valley. The Company will be challenged in future periods to employ the large inflow of cash associated with the acquisition in assets which provide acceptable return on investment without compromising the Company's performance and capital ratios.

        The Company expects to continue its investment in the new geographic markets through loans and other community reinvestment activities. Future loan growth is also anticipated as the Company continues to expand its relationship with selected customers outside traditional geographic markets.

        Management plans to continue recent momentum of non-interest income growth from various sources. The retention of the deposits acquired in the West Virginia Banking Center Acquisition represent additional opportunities to provide superior customer service and strengthen the Company's position in those markets. One of the Company's top priorities for the remainder of 1998 will be the management and direction of the West Virginia Banking Center Acquisition offices with existing full-service banking centers to create a united financial service provider for the customers of Mason and Wetzel Counties in West Virginia and surrounding areas of West Virginia and Ohio. Management expects to enhance non-interest income streams in the fourth quarter of 1998 and into 1999 related to the acquired deposits and associated cost-recovery fees of those deposits.

        In the third quarter of 1998, the Company opened its first full-service banking center in Parkersburg, West Virginia. For years, the Company has provided financial products and services to the customers of Wood County (across the Ohio River from Washington County in Ohio). The Parkersburg office offers traditional banking services such as loans and deposits, investment and trust services, and insurance products, and is expected to provide strong opportunities to penetrate the Parkersburg, West Virginia, market.

        Mergers and acquisitions remain a viable strategic option for the continued growth of the Company's operations and scope of customer service. Future acquisitions, if they occur, may not be limited to specific geographic location or proximity to current markets. Acquisitions will depend upon financial service opportunities that compliment the core competencies developed by the Company. Management considers mergers and acquisitions to be a viable method of enhancing the Company's earnings potential and will continue to pursue appropriate business opportunities as they develop.

      	In conjunction with recent acquisitions and market expansion, management continues to focus on efficiency ratio improvement as a method of increasing shareholder value. As a means of increasing the Company's operating efficiency and leverage available resources, the Company intends to merge its federal savings banks into a single unit by January 1, 1999.
Russell Federal will be merged into Catlettsburg Federal as a full-service banking entity with nearly $100 million in total assets. The resulting company will be named Peoples Bank FSB and operate four banking centers in Catlettsburg, Russell, Ashland, and Grayson, Kentucky. This merger provides an opportunity to unite the Company's Kentucky operations and optimize the operating efficiency, profit potential, and capital positions of the resulting entity.

        In addition to operating efficiency, management focuses on increasing future non-interest revenue streams to lessen the Company's dependency on net interest income as the primary driver of increased future net income. Management views the insurance capabilities of the Company as an integral part of future earnings streams of the Company and anticipates that the insurance operations of the Company will reach break-even levels in 2000, and gradually increase profitability thereafter. Management will continue to research alternative methods of enhancing income streams, such as electronic banking revenues, low income housing tax credits, and other investments.

        Management concentrates on several key performance indicators to measure and direct the performance of the Company. While past results are not an indication of future earnings, management feels the Company is positioned to leverage its recent equity growth and maintain current levels of performance in the fourth quarter of 1998 and into 1999.

Impact of the Year 2000 Issue
-----------------------------
       	Many companies across various industries have dedicated efforts to analyze the much-publicized "Year 2000" issue, which is the result of computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware which have date-sensitive software or embedded chips may recognize a date of "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, the inability to process transactions or engage in similar normal business activities.

        Management has implemented plans to address Year 2000 issues and the impact to its business, operations, and relationships with customers, suppliers, and other third parties. The Company primarily relies on third party vendors for all critical processing systems software. Based on recent assessments, the Company determined it will be required to modify or replace portions of its software and work with software vendors so that those systems will properly utilize dates beyond December 31, 1999. Management presently believes with modifications and replacement of existing hardware and software, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

        Management plans to resolve the Year 2000 issue in five phases as follows: awareness, assessment, renovation, validation, and implementation. To date, the Company has completed its assessment of all material systems which could be affected by the Year 2000 issue and addressed the extent to which its operations are vulnerable should its software fail to be Year
2000 compliant. The completed assessment indicates most of the Company's significant information technology systems could be affected. Banking regulators have issued guidelines and deadlines detailing what they expect banks to do in order to insure Year 2000 preparedness. The Company is following these guidelines and expects to meet the deadlines defined by the regulators. As a part of this process, the Company is also developing contingency plans for all mission-critical systems, which it will implement in the event any of these systems fail to function. Contingency plans for both IT and non-IT systems include a combination of manual processes and utilization of systems (which have already been Year 2000 validated and implemented) that are completely independent from the Company's core information systems.

        The Company continues to assess the credit, liquidity and counterparty trading risks which may be posed by customers who encounter Year 2000-related problems. These problems may result from the failure of a customer to properly remediate its own systems and from Year 2000 problems that are not addressed by the customer's suppliers and clients. The Company has amended credit policies to include an assessment of Year 2000-related risks for material new customers. The initial assessment of customer-related risks for material customers has been completed and management does not anticipate material losses or a significant negative impact to the Company's future results of operations or financial position. The Company will continue to monitor these risks.

        The Company's assessment process included information technology systems ("IT") and non-information technology systems ("non-IT"). The IT systems identified included personal computers, mainframes, local area networks and servers, wide area network, automated teller machines ("ATM's"), printers, copy machines, facsimile machines, telephones, and the operating systems and softwares for these systems. Management considers these IT systems to be compliant with Year 2000, except approximately half of the Company's ATM's require hardware and/or software upgrades which will be completed in the first quarter of 1999.

        Non-IT systems identified included heating, air conditioning, vault controls, alarm systems, surveillance systems, and postage meters. Contact has been made with all outside servicers and major vendors to determine their individual levels of Year 2000 compliance. Based on vendor responses and/or certification of Year 2000 compliance, the Company has determined that the Company should not be significantly impacted by the Year 2000 from the these systems.

        As of November 13, 1998, the following chart shows the current and projected status of the Bank's Year 2000 compliance efforts relative to IT systems:

   PHASE         11/13/98      12/31/98      3/31/99     6/30/99
   ---------------------------------------------------------------
   Awareness       100%           ---          ---         ---
   Assessment      100%           ---          ---         ---
   Renovation       80%           80%         100%         ---
   Validation       20%           70%          80%        100%
   Implementation   20%           70%          80%        100%

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

       	The remaining IT such as the ATM network software, document processing and retrieval system, the accounting system for the Investment and Trust Division software, etc., are expected to be fully validated and implemented by June 30, 1999. The ATM network software and the Investment and Trust Division software system have also been certified compliant by their respective vendors. Year 2000 compliant versions of other vendor-supported software are scheduled for release to the Company during the fourth quarter of 1998 and the first quarter of 1999. Management is working closely with the Company's third party vendors to ensure Year 2000 compliance in a timely manner.

        As planned, management has replaced the Company's internal operating systems (on existing hardware) during the third quarter of 1998. The Company has also completed the renovation phase for all internally developed software applications. Management does not consider internal software systems to be significant to the overall operations of the Company.

        In general, for its information technology exposures, to date the Company is 80% complete on the renovation phase for all material systems and expects to complete software replacement no later than March, 1999. The vendor that supplies the Company's document processing and retrieval system postponed delivery of its Year 2000 compliant version, and therefore installation will be delayed until the first quarter of 1999. All other mission critical applications that were not Year 2000 compliant have been upgraded. All reprogramming of internal software was completed in the third quarter of 1998.

        After completing the replacement of these systems, the Company's plans call for testing and implementing its information technology systems. To date, the Company approximates it has completed 20% of its testing and has not implemented any renovated systems. As soon as management completes its due diligence of the core banking system and the testing of the accounting system for the Company's Investment and Trust Division in the first quarter of 1998, the Company will have implemented approximately 80% of renovated systems. Completion of the testing phase is expected by the end of the first quarter of 1999, with all renovated systems fully implemented by June 30, 1999.

        The Company's systems interface with systems supported and maintained by other third-party providers, such as ATM and Automated Clearing House (ACH) networks. The Company has scheduled testing of significant interfaces in November, 1998.

        The Company has queried, through written and verbal communication, its important suppliers (such as utility companies) which do not involve system interface. To date, the Company is not aware of any problems which would materially impact operations, although the Company has no means of ensuring that these organizations will be Year 2000 ready. The inability of these parties to complete their Year 2000 resolution process could materially impact the Company, as well as other businesses and consumers.

        The Company expenses Year 2000 project costs as incurred. The total out-of-pocket cost of the Year 2000 compliance project is not expected to be greater than $200,000 and, therefore, is immaterial to the Company's results of operations or financial position. As of November 13, 1998, management estimates that 48% of the Company's costs have been incurred. Included in the cost estimate is internal human resource expense which is estimated to approximate between $75,000 to $100,000 (and estimated to be 45% complete to date). In addition, the Company has no pending material legal proceedings related to Y2K.

        The Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors which might cause such material differences include, but are not limited to, the availability and cost of personnel trained in the specialized area of Year 2000 compliance, the ability of vendors to deliver Year 2000 compliant software as planned, the ability to locate and correct all relevant computer codes, and similar uncertainties.


"Safe Harbor" Statement under the Private Securities Litigation
Reform Act of 1995
---------------------------------------------------------------

        The statements in this Form 10-Q which are not historical fact are forward looking statements involving risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of technological changes, the effect of third party or Company failures to achieve timely remediation of Year 2000 issues, the effect of economic conditions, the impact of competitive products and pricing, and other risks detailed in the Company's Securities and Exchange Commission filings.




                    PEOPLES BANCORP INC. AND SUBSIDIARIES
   CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME


                         For the Three Months Ended                        For the Nine Months Ended
                                September 30                                     September 30
                          1998                  1997                       1998                  1997
                  ------------------------------------------       -----------------------------------------
                  Average     Yield/    Average      Yield/        Average      Yield/    Average     Yield/
                  Balance     Rate      Balance      Rate          Balance      Rate      Balance     Rate


ASSETS
Securities:
 Taxable          $186,057    6.23%     $125,136     6.78%         $180,290     6.45%     $125,547    6.83%
 Tax-exempt <F1>    37,922    7.68%       21,937     8.26%           32,007     7.82%       22,023    8.31%
------------------------------------------------------------------------------------------------------------
    Total          223,979    6.48%      147,073     7.00%          212,297     6.65       147,570    7.05%

Loans:
 Commercial        187,473    9.20%      146,666     9.63%          181,120     9.35%      140,240    9.56%
 Real estate       234,532    8.60%      211,509     8.54%          233,305     8.66%      206,409    8.48%
 Consumer          111,764   10.45%      115,190    10.43%          111,716    10.49%      112,376   10.40%
------------------------------------------------------------------------------------------------------------
Total loans        533,769    9.20%      473,365     9.34%          526,141     9.29%      459,025    9.28%
============================================================================================================
Less:
 Allowance
 for loan
 loss               (9,333)               (7,816)                    (9,019)                 (7,404)
------------------------------------------------------------------------------------------------------------
  Net loans        524,436    9.36%      465,549     9.50%          517,122     9.45%       451,621    9.43%
Interest-
 bearing
 deposits            2,070    4.89%          733     3.68%            4,332     5.87%         1,160    4.17%
Federal funds
 sold               43,648    5.55%        8,353     5.60%           18,891     5.55%         7,585    5.49%
------------------------------------------------------------------------------------------------------------
Total
  earning
  assets           794,133    8.33%      621,708      8.85%         752,642     8.54%       607,936    8.79%
Other assets        74,939                48,425                     63,216                  48,272
-------------------------------------------------------------------------------------------------------------

Total
  assets         $ 869,072             $ 670,133                  $ 815,858               $ 656,208
==============================================================================================================

LIABILITIES AND EQUITY
Interest-bearing deposits:

 Savings         $ 105,496     2.84%    $ 82,674       3.03%       $ 96,248     2.96%     $ 83,631     3.04%
 Interest-
 bearing
  demand
  deposits         192,784     3.63%     130,049       3.53%        157,349     3.60%      124,913     3.43%
 Time              328,917     5.29%     278,057       5.55%        317,132     5.41%      271,036     5.53%
-------------------------------------------------------------------------------------------------------------
    Total          627,197     4.37%     490,780       4.59%        570,729     4.58%      479,580     4.55%

Borrowed funds:
  Short-term        34,436     4.79%      23,756       4.78%         48,700     5.11%       21,007     4.41%
  Long-term         41,506     5.79%      30,384       6.26%         38,603     5.89%       30,881     6.27%
----------------------------------------------------------------------------------------------------------------
    Total           75,942     5.34%      54,140       5.61%         87,303     5.45%       51,888     5.52%
Total interest
 bearing
 liabilities       703,139     4.47%     544,920       4.69%        658,032     4.63%      531,468     4.64%
Non-interest
 bearing
 deposits           75,187                58,108                     67,764                 59,209
Other
 liabilities         7,641                 6,880                      8,798                  7,395
-----------------------------------------------------------------------------------------------------------------
Total
 liabilities       785,967               609,908                    734,594                598,072
Stockholders'
 equity             83,105                60,225                     81,264                 58,136
------------------------------------------------------------------------------------------------------------------
Total
 liabilities
 and equity      $ 869,072             $ 670,133                  $ 815,858              $ 656,208
===================================================================================================================

Interest income to
  earning assets              8.33%                    8.85%                    8.54%                      8.79%
Interest expense to
  earning assets              3.96%                    4.12%                    4.04%                      4.06%
--------------------------------------------------------------------------------------------------------------------
 Net interest margin          4.37%                    4.73%                    4.50%                      4.73%
====================================================================================================================

<F1>  Interest income and yields presented on a fully tax-equivalent basis using a
35% tax rate in 1998 and a 34% tax rate in 1997.



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


ITEM 6:  Exhibits and Reports on Form 8-K.

	a)  Exhibits:

                                EXHIBIT INDEX
                                -------------

Exhibit                                              Exhibit
Number       Description                            Location
---------  -----------------------------------   ----------------
   11      Computation of Earnings Per Share.            *
   27      Financial Data Schedule.              EDGAR electronic filing only.

* Filed herewith.

     b)  Reports on Form 8-K:  None.




SIGNATURES
----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly has caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                        PEOPLES BANCORP INC.

Date:  November 13, 1998       By:   /s/ROBERT E. EVANS
                                        Robert E. Evans
                                        President and Chief Executive Officer


Date:  November 13, 1998        By:  /s/JOHN W. CONLON
                                        John W. Conlon
                                        Chief Financial Officer





                             EXHIBIT INDEX
                             -------------
          PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                   FOR PERIOD ENDED SEPTEMBER 30, 1998

Exhibit                                               Exhibit
Number          Description                           Location
--------------  ---------------------------------     ----------------
     11         Computation of Earnings Per Share.            *
     27         Financial Data Schedule.              EDGAR electronic filing
                                                      only.
* Filed herewith.