Form 10-K
period 1998-12-31
PEOPLES BANCORP INC
filed 1999-03-30
CIK 318300

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                FORM 10-K

(Mark One)
  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1998
                                OR
  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from ____ to ____


                      Commission file number 0-16772


                          PEOPLES BANCORP INC.
         ------------------------------------------------------
         (Exact name of Registrant as specified in its charter)


               Ohio                                   31-0987416
-------------------------------         -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

138 Putnam Street, P. O. Box 738, Marietta, Ohio          45750
-------------------------------------------------       ----------
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number,
  including area code:                                (740) 373-3155
                                                      ---------------

Securities registered pursuant
  to Section 12(b) of the Act:                        None
                                                      ---------------

Securities registered pursuant to
  Section 12(g) of the Act:          Common Shares, No Par Value (5,7333,617
                                     outstanding at March 4, 1999)
                                     ---------------------------------------


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

Based upon the closing price of the Common Shares of the Registrant on The NASDAQ National Market as of March 4, 1999, the aggregate market value of the Common Shares of the Registrant held by nonaffiliates on that date was $123,520,116. For this purpose, certain executive officers and directors are considered affiliates.

Documents Incorporated by Reference:
     1) Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998, are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.
     2) Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting to be held April 15, 1999, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Exhibit Index Appears on Pages 21 through 24



                                PART I
                                ------

ITEM 1.  BUSINESS.
==================

Introduction
------------
Peoples Bancorp Inc. ("Peoples Delaware") was incorporated under the laws of the State of Delaware on April 1, 1980. Effective April 6, 1993, Peoples Delaware was merged into Peoples Bancorp Inc., an Ohio corporation (the "Company"), for the purpose of changing the Company's state of incorporation from Delaware to Ohio. The Company's principal business is to act as a multi-bank holding company. Its wholly-owned subsidiaries are The Peoples Banking and Trust Company ("Peoples Bank"), The First National Bank of Southeastern Ohio ("First National Bank"), Peoples Bank FSB and The Northwest Territory Life Insurance Company, an Arizona corporation ("Northwest Territory").

The Company's subsidiaries provide an array of financial products and services to their customers, including traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. The Company's insurance agency subsidiaries also offer investment and insurance products. The Company's banking subsidiaries provide services through ordinary walk-in offices, automated teller machines, and automobile drive-in facilities, banking by phone, and also provide limited cash management services through computer banking.

The Company's subsidiaries operate 34 sales offices in the states of Ohio, West Virginia, and Kentucky. At December 31, 1998, the Company had total assets of $880.3 million, total loans of $567.9 million, total deposits of $714.2 million, and total shareholders' equity of $86.0 million. For the year ended December 31, 1998, the Company's return on average assets was 1.20% and return on average stockholders' equity was 12.21%.

At December 31, 1998, the Company and its subsidiaries had 362 full-time equivalent employees (including 27 full-time equivalent employees at the parent company level). The principal executive office of the Company is located at 138 Putnam Street, Marietta, Ohio 45750, and its telephone number is (740) 374-6136.

Over the past several years, the Company has experienced significant growth in assets and shareholders' equity, primarily through acquisitions as well as banking center purchases. For the five-year period ended December 31, 1998, the Company's assets grew at a 12.1% compound annual growth rate, while stockholders' equity grew at a compound annual growth rate of 13.5%. The Company has also had a history of consistent earnings growth, as net income per share grew at a compound rate of 9.9% for the five-year period ended December 31, 1998. Over that same period, the Company's annual return on average assets and equity were 1.23% and 13.24%, respectively.

The Company routinely explores opportunities for additional growth and expansion of its core financial service businesses, including the acquisition of companies engaged in similar activities. Management also focuses on internal growth as a method for reaching performance goals and reviews key performance indicators on a regular basis to measure the Company's success. There can be no assurance, however, that the Company will be able to grow, or if it does, that any such growth or expansions will result in an increase in the Company's earnings, dividends, book value, or market value of its common stock.


The Peoples Banking and Trust Company
-------------------------------------
General
-------
Peoples Bank, a full-service commercial bank, was chartered as an Ohio banking corporation under its present name in Marietta, Ohio, in 1902. It provides the following products to its customers: checking accounts; NOW and Super NOW accounts; money market deposit accounts; savings accounts; time certificates of deposit; commercial, installment, and commercial and residential real estate mortgage loans; credit and debit cards; lease financing; corporate and personal trust services; and safe deposit rental facilities. Peoples Bank also sells travelers checks, money orders and cashier's checks. Peoples Bank provides services through ordinary walk-in offices, automated teller machines ("ATMs"), automobile drive-in facilities called "Motor Banks," and banking by phone, and provides limited cash management services through computer banking.

With offices located in Ohio and West Virginia, Peoples Bank serves principally Washington, Athens, Meigs, Fairfield, and Gallia Counties in Ohio and Wood, Wetzel, and Mason Counties in West Virginia, together with portions of Hocking, Perry, Lawrence, Licking, and Vinton Counties in Ohio and Tyler, Pleasants, and Jackson Counties in West Virginia. At December 31, 1998, Peoples Bank had assets of $694.0 million, deposits of $582.3 million, net loans of $455.7 million and 279 full-time equivalent employees. Also at December 31, 1998, the Investment and Trust Division of Peoples Bank held approximately $535 million of assets (market value) in trust and custodial accounts apart from the assets of the Bank.

Recent Acquisitions and Additions
---------------------------------
Effective at the close of business on June 26, 1998, Peoples Bank completed the purchase of four full-service banking offices located in the communities of Point Pleasant (two offices), New Martinsville, and Steelton, West Virginia, from an unaffiliated financial institution. In the transaction, Peoples Bank assumed approximately $121.0 million in deposits and purchased $8.3 million in loans. The Point Pleasant offices, located in Mason County, and the New Martinsville office, located in Wetzel County, currently operate full-service banking offices and Motor Banks while the Steelton office, also located in Wetzel County, operates a full-service banking office, Motor Bank, and an ATM.

On August 17, 1998, a new banking facility was opened at 2107 Pike Street in Parkersburg, West Virginia. The facility, located in the South Gate Shopping Center, is a full-service office with an attached Motor Bank, and offers loan, insurance, investment, and trust services along with traditional deposit products.

In addition, Peoples Bank will operate a new ATM on leased property in Nelsonville, Ohio. The lease expires four years from the ATM's delivery date, which is expected to be in late March, 1999.

Banking Facilities
------------------
Peoples Bank provides services to its customers through the various banking facilities and ATMs throughout Ohio. In Marietta, Peoples Bank has four facilities and ATMs: its principal banking office and ATM in downtown Marietta; a full-service office, Motor Bank and ATM located at the Frontier Shopping Center and at Second and Scammel Streets; and a full-service office and ATM located inside a grocery store at Pike and Acme Streets. In Belpre, Peoples Bank operates a full-service office, two Motor Banks and an ATM. Other offices in Washington County include full-service offices with Motor Banks located in Lowell and Reno. Peoples Bank provides services to its Athens County customers through a full-service office and ATM located at One North Court Street in downtown Athens, Ohio; a full-service office, Motor Bank and ATM located at the Athens Mall on East State Street and at the HDL Center on West Union Street in Athens; three ATMs located on the campus of Ohio University, also in Athens; and a full service office with a Motor Bank in Nelsonville, Ohio. In Meigs County, a full-service office and separate Motor Bank are located in downtown Pomeroy, together with an ATM located outside a local convenience store; and full-service offices located at Middleport, and Rutland, Ohio. A full-service office and Motor Bank in Gallipolis, Ohio, serve customers in neighboring Gallia County. A full-service office in Baltimore, Ohio, complements a loan production office in Granville, Ohio, both serving parts of Licking and Fairfield Counties.

Future Sales Offices
--------------------
In January 1999, Peoples Bank announced its intention to open three sales offices in Wal-Mart stores located in the communities of New Martinsville, Vienna, and Parkersburg, West Virginia. These sales offices will be located in the front of each Wal-Mart store near the customer service area and will offer new deposit accounts, loans, insurance products, investment services, Internet access, ATM access, and more. Peoples Bank anticipates opening its New Martinsville Wal-Mart sales office on April 1, 1999. The Vienna Wal-Mart and Parkersburg (south) Wal-Mart sales offices are scheduled to open in the third quarter and late fourth quarter of 1999, respectively, coinciding with the grand opening of each store.


The First National Bank of Southeastern Ohio
--------------------------------------------
General
-------
First National Bank is a national banking association chartered in 1900. It provides banking services and products that are substantially the same as those of Peoples Bank. First National Bank's market area is comprised of Caldwell, Chesterhill, McConnelsville and the surrounding area in Noble and Morgan Counties, Ohio. At December 31, 1998, it had assets of $87.8 million, deposits of $65.4 million, net loans of $58.0 million and 27 full-time equivalent employees.

First National Bank also owns two insurance agency subsidiaries, Northwest Territory Life Insurance Agency, Inc. and Northwest Territory Property and Casualty Insurance Agency, Inc. (the "Agencies"). The Agencies were created in compliance with federal regulations allowing insurance powers to national banks in communities with populations of 5,000 people or less. On December 22, 1995, each Agency received a Certificate of Qualification (license) to operate the Agency from the Ohio Department of Insurance, thereby allowing the Agencies to engage in the insurance agency business, subject to the regulations of the Ohio Department of Insurance and the Comptroller of the Currency. These were the first insurance agencies in Ohio associated with a financial institution to receive licenses to conduct a broad-based insurance business. In August 1998, these agencies were licensed by Ohio-based Motorists Mutual Insurance Company, MICO Insurance Company and Motorists Life Insurance Company ("Motorists"). The Agencies offer a complete line of life and property and casualty products through Motorists. At December 31, 1998, the Agencies had 8 full-time employees.

In addition, a full line of investment products are offered at the Company through Marketing One Securities, Inc., a unaffiliated registered broker dealer, member NASD and SIPC. The Company has 16 registered representatives and one registered principal.

Banking Facilities
------------------
First National Bank operates a full-service office and Motor Bank at one location at 415 Main Street, Caldwell, Ohio. It also operates a full-service office and Motor Bank on Marion Street in Chesterhill, Ohio, as well as a full-service office on Kennebec Street, McConnelsville, Ohio.

The Agencies' principal office is located within the First National Bank office at 415 Main Street in Caldwell, Ohio. The Agencies also use office space within the various offices of Peoples Bank and First National Bank as necessary to serve their customers.


Peoples Bank FSB
----------------
General
-------
On January 1, 1997, the Company acquired Russell Federal Savings Bank ("Russell Federal"), and continued its operation as a federal savings bank. Russell Federal was originally chartered as a mutual association in 1914, but later converted to a stock corporation on October 6, 1994.

On December 12, 1997, the Company acquired Gateway Bancorp, Inc. ("Gateway") and its subsidiary, Catlettsburg Federal Savings Bank ("Catlettsburg Federal"). Catlettsburg Federal was originally chartered as a mutual savings and loan association in 1935, and converted to a federally-chartered stock savings bank in 1994 with Gateway as its sole shareholder.

On January 1, 1998, Russell Federal became a subsidiary of Gateway to begin the process of aligning the Company's business units in northeast Kentucky.

Effective January 1, 1999, the Company merged Russell Federal and Catlettsburg Federal to form a single thrift and renamed it "Peoples Bank FSB". In addition, the Company dissolved Gateway. These actions were designed to align the Company's Kentucky operations and optimize its focus on sales and service in its markets. At January 1, 1999, Peoples Bank FSB had total assets of $97.5 million, deposits of $66.8 million, net loans of $44.7 million and 20 full-time equivalent employees.

Peoples Bank FSB's principal products include savings accounts, time certificates of deposit and commercial and residential real estate loans. Peoples Bank FSB's primary market area consists of Catlettsburg, Ashland, Grayson, Russell and the contiguous areas of Greenup, Carter, and Boyd Counties in Kentucky.

Recent Additions
----------------
In 1998, Peoples Bank FSB expanded its products and services to include non-interest bearing transaction accounts; NOW and Super NOW accounts; commercial and consumer loans; debit cards; and ATM services. It also completed the renovation of a new walk-in office and attached Motor Bank located in Boyd County at 1410 Eagle Drive in Ashland, Kentucky in March, 1998. Peoples Bank FSB added its first ATM as part of the renovation.

Banking Facilities
------------------
In addition to the Ashland office, Peoples Bank FSB serves the financial needs of customers through a walk-in office located at 2717 Louisa Street in Catlettsburg, Kentucky. Peoples Bank FSB also has a full-service, walk-in office and adjacent Motor Bank at 380 South Carol Malone Boulevard in Grayson, Kentucky and a full-service, walk-in office and Motor Bank on Ferry Street in Russell, Kentucky.


The Northwest Territory Life Insurance Company
----------------------------------------------
Northwest Territory was organized under Arizona law in 1983 and was issued a Certificate of Authority to act as a reinsurance company by the State of Arizona on February 8, 1984. Northwest Territory reinsures credit life and disability insurance issued to customers of banking subsidiaries of the Company by the issuing insurance company. At fiscal year end November 30, 1998, Northwest Territory had total assets of $1.5 million and had gross premium income of $208,000 in 1998, $218,000 in 1997 and $201,000 in 1996.
Northwest Territory reinsures risks (currently not exceeding $15,000 per insured on a present value basis) within limits established by governmental regulations and management policy. Northwest Territory has no employees.


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

Each of the Company's banking subsidiaries originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (including loans to individuals, credit card loans, and indirect loans). In general, the Company retains most of its originated loans and, therefore, secondary market activity has been minimal. The loans of each of the Company's subsidiaries are spread over a broad range of industrial classifications. The Company believes that its subsidiaries have no significant concentrations of loans to borrowers engaged in the same or similar industries and its subsidiaries have no loans to foreign entities. The lending market areas served by the Company's subsidiaries are primarily concentrated in southeastern Ohio and neighboring areas of Kentucky and West Virginia. In addition, a loan production office in central Ohio provides opportunities to serve customers in that economic region.

Commercial Loans
----------------
At December 31, 1998, the Company's subsidiaries had outstanding approximately $212.5 million in commercial loans (including commercial, financial and agricultural loans), representing approximately 37.4% of the total aggregate loan portfolio as of that date.

Legal Lending Limit. At December 31, 1998, none of the Company's subsidiaries had extended credit to any one borrower in excess of its respective legal lending limit (approximately $10.4 million, $1.2 million and 1.1 million for Peoples Bank, First National and Peoples Bank FSB, respectively) at the time the loan was closed.

Lending Practices. Commercial lending entails significant additional risks as compared with consumer lending (i.e., single-family residential mortgage lending, installment lending, credit card loans and indirect lending). In addition, the payment experience on commercial loans typically depends on adequate cash flow of a business and thus may be subject to a greater extent, to adverse conditions in the general economy or in a specific industry.
Loan terms include amortization schedules commensurate with the purpose of each loan, the source of repayment and the risk involved. Approval is required from each respective banking subsidiary's Board of Directors for loans to borrowers whose aggregate total debt, including the principal amount of the proposed loan, exceeds $2 million, $275,000 and $1 million for Peoples Bank, First National and Peoples Bank FSB, respectively. However, the Company's Loan Committee approval is required for loans by Peoples Bank FSB to borrowers whose aggregate total debt exceeds $300,000. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. In addition, collateral is reviewed to determine its value in relation to the loan.

Peoples Bank periodically evaluates all new commercial loans greater in amount than $250,000 and on an annual basis, all loans greater in amount than $500,000. First National and Peoples Bank FSB periodically evaluate all commercial loans greater in amount than $100,000. If deterioration has occurred, the lender subsidiary takes effective and prompt action designed to assure repayment of the loan. Upon detection of the reduced ability of a borrower to meet cash flow obligations, the loan is considered an impaired loan and reviewed for possible downgrading or placement on non-accrual status.

Consumer Loans
--------------
At December 31, 1998, the Company's subsidiaries had outstanding consumer loans (including indirect loans and credit cards) in an aggregate amount of approximately $111.5 million (approximately 19.6% of the aggregate total loan portfolio).

Lending Practices. Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower's continued financial stability, and thus are more likely to be adversely affected by employment loss, personal bankruptcy, or adverse economic conditions. Credit approval for consumer loans requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of each of the Company's subsidiaries to review its consumer loan portfolio monthly and to charge off loans that do not meet that subsidiary's standards and to adhere strictly to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring the Company's performance in this area and for advising and updating loan personnel.

The Company's subsidiaries make credit life insurance and health and accident insurance available to all qualified buyers, thus reducing their risk of loss when a borrower's income is terminated or interrupted. Each subsidiary also offers its customers credit card access through the consumer lending department of Peoples Bank.

Real Estate Loans
-----------------
At December 31, 1998, there were approximately $243.9 million ($213.3 million, $20.3 million, and $10.3 million, respectively) in residential real estate, home equity lines of credit and construction mortgages outstanding, representing 43.0% of total loans outstanding.

Lending Practices. The Company's subsidiaries require that the residential real estate loan amount be no more than 90% of the purchase price or the appraisal value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower with respect to the percentage exceeding such 90%. On occasion, the subsidiaries may lend up to 100% of the appraised value of the real estate. The risk conditions of these loans are considered during underwriting for the purposes of establishing an interest rate compatible with the risks inherent in such home equity loans. Loans made for each subsidiary's portfolio in this lending category are generally one to five year adjustable rate, fully amortized mortgages. The subsidiaries also generate fixed rate real estate loans and generally retain these loans. All real estate loans are secured by first mortgages with evidence of title in favor of the subsidiary in the form of an attorney's opinion of the title or a title insurance policy. The subsidiaries also require proof of hazard insurance with the subsidiary named as the mortgagee and as the loss payee. Licensed appraisals are required in the case of loans in excess of $250,000 for Peoples Banks and $75,000 for First National and Peoples Bank FSB.

Home Equity Loans. Home equity lines of credit are generally made as second mortgages by the Company's subsidiaries. The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage. The Company's subsidiaries will lend up to 100% of the appraised value to the property at higher interest rates which are considered compatible with the additional risk assumed in these types of equilines. The home equity lines of credit are written with ten-year terms but are subject to review upon request for renewal. For the past two years, the Company's subsidiaries have generally charged a fixed rate on their home equity loans for the first five years.
At the end of the five-year period, the equiline reverts to a variable interest rate product.

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the subsidiary making the loan may be required to advance funds beyond the amount originally committed to permit completion of the project.


Competition
-----------
The banking subsidiaries of the Company experience significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms and pension funds. The primary factors in competing for loans are interest rate and overall lending services. Competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions as well as from insurance companies and brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience of office location and overall financial condition. The Company believes that its size provides flexibility, which enables the Company to offer an array of banking products and services. The Company's financial condition also contributes to a favorable competitive position in the markets it serves.

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

The Agencies operate in the extremely competitive life insurance and property and casualty insurance industries, due mostly to the large number of companies and agents located within the Company's markets. The Agencies provide several insurance product options to consumers including traditional life insurance as well as property and casualty insurance products. The Agencies' future competitive advantage will be based on their ability to provide products to consumers efficiently with sensitivity to customer service and cost price issues.

The Company primarily focuses on non-major metropolitan markets in which to provide products and services. Management believes the Company has developed a niche and certain level of expertise in serving these communities.

The Company historically has operated under a "needs-based" selling approach that management believes has proven successful in serving the financial needs of many customers. Management anticipates that in future periods, the Company will increase its investment in sales training and education to assist in the development of the Company's associates and their identification of customer service opportunities.

It is not the Company's strategy to compete solely on the basis of interest rate. Management believes that a focus on customer relationships and incentives that promote customers' continued use of the Company's financial products and services will lead to enhanced revenue opportunities.
Management believes the integration of traditional financial products with the recent entry into insurance product offerings will lead to enhanced revenues through complementary product offerings that satisfy customer demands for high quality, "one-stop shopping".

Supervision and Regulation
--------------------------
The following is a summary of certain statutes and regulations affecting the Company and its subsidiaries and is qualified in its entirety by reference to such statutes and regulations:

General
-------
Bank Holding Company. The Company is a bank holding company under the Bank Holding Company Act of 1956, which restricts the activities of the Company and the acquisition by the Company of voting stock or assets of any bank, savings association or other company. The Company is also subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. The Company's subsidiary banks are subject to restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to the Company or its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of the Company and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to the Company and other subsidiaries. The Company is prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board. The Company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the Company or its subsidiaries. In addition, any savings association acquired by the Company must conform its activities to those permissible for a bank holding company under the Bank Holding Company Act.

Savings and Loan Holding Company. The Company is also a savings and loan holding company due to its ownership of Peoples Bank FSB. However, since the Company is a bank holding company regulated by the Federal Reserve Board, it is not subject to any separate regulation as a savings and loan holding company. Transactions between a savings association subsidiary of a savings and loan holding company and an affiliate thereof are subject to the same restrictions imposed by the Federal Reserve Act on subsidiary banks of a bank holding company.

Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulations of savings associations. Pursuant to this legislation, Congress may eliminate the Office of Thrift Supervision (the "OTS") and Peoples Bank FSB may be regulated under federal law as a bank or be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Peoples Bank FSB may engage and would probably subject Peoples Bank FSB to more regulation by the Federal Deposit Insurance Corporation ("FDIC"). At this time, the Company cannot predict when or whether Congress may actually pass legislation regarding the Company's and Peoples Bank FSB's regulatory requirements or charter. Although such legislation, if enacted, may change the activities in which Peoples Bank FSB may engage, it is not anticipated that the current activities of either the Company or Peoples Bank FSB will be materially affected by those activity limits.

Banking Subsidiaries. Peoples Bank is an Ohio state-chartered bank supervised and regulated by the Ohio Division of Financial Institutions and the FDIC. First National Bank is a national bank, supervised and regulated by the Comptroller of the Currency. Peoples Bank FSB is a federally-chartered savings bank subject to regulation, supervision, and examination by the OTS and as a member of the Federal Home Loan Bank ("FHLB") of Cincinnati subject to limited regulation by the Federal Reserve Board.

Insurance Subsidiaries. Northwest Territory is chartered by the State of Arizona and is subject to regulation, supervision and examination by the Arizona Department of Insurance. The powers of regulation and supervision of the Arizona Department of Insurance relate generally to such matters as minimum capitalization, the grant and revocation of certificates of authority to transact business, the nature of and limitations on investments, the maintenance of reserves, the form and content of required financial statements, reporting requirements and other matters pertaining to life and disability insurance companies. The Agencies are incorporated in the State of Ohio and licensed by the Ohio Department of Insurance, which regulates, supervises and has authority to examine the Agencies.

Federal Deposit Insurance Corporation
-------------------------------------
The FDIC insures the deposits of Peoples Bank, First National Bank, and Peoples Bank FSB and those entities are subject to the applicable provisions of the Federal Deposit Insurance Act. A subsidiary of a bank holding company or savings and loan holding company can be liable to reimburse the FDIC if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or savings and loan holding company or in connection with FDIC assistance provided to the subsidiary in danger of default. In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies' regulations on prompt corrective action is required to guarantee a portion of the institution's capital shortfall.

The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the Bank Insurance Fund ("BIF") and of the Savings Association Insurance Fund ("SAIF"). Peoples Bank and First National Bank are BIF members. Peoples Bank FSB is a SAIF member. Insurance premiums for BIF and SAIF members are determined during each semi-annual assessment period based upon the members' respective categorization as (1) well capitalized, (2) adequately capitalized or (3) under capitalized. An institution is also assigned by the FDIC to one of these supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC be the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor).
An institution's assessment rate depends on the capital category and supervisory category to which it is assigned.

Office of Thrift Supervision
----------------------------
Peoples Bank FSB must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by the OTS to determine whether Peoples Bank FSB is in compliance with various regulatory requirements and is operating in a safe and sound manner. The enforcement authority of the OTS includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under specific circumstances, public disclosure of final enforcement actions by the OTS is required.

Federal Home Loan Bank
----------------------
The FHLBs provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, Peoples Bank FSB must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of its respective residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Peoples Bank FSB is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $1.4 million at December 31, 1998. In addition, Peoples Bank and First National Bank also hold an investment in FHLB of Cincinnati stock of $6.7 million and $0.6 million, respectively, at December 31, 1998.


Capital Requirements
--------------------
Federal Reserve Board. The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and for state member banks. The risk-based capital guidelines include both a definition of capital and a framework for calculating weighted-risk assets by assigning assets and off-balance sheet items to broad risk categories. The minimum ratio of total capital to weighted-risk assets (including off-balance sheet items, such as standby letters of credit) is 8%. At least 4% must be comprised of common stockholders' equity (including retained earnings but excluding treasury stock), qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 3% for bank holding companies and state member banks that meet specified conditions, including no operational, financial or supervisory deficiencies, and having the highest regulatory rating. The minimum leverage ratio is 4% to 5% for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth.

Office of the Comptroller of Currency. National bank subsidiaries, such as First National Bank, are subject to similar capital requirements adopted by the Comptroller of the Currency.

Office of Thrift Supervision. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to savings associations such as Peoples Bank FSB. The framework provided by the OTS to define capital and calculate risk-weighted assets is much the same as the framework provided by the Federal Reserve Board for bank holding companies and for state member banks. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital is defined in OTS regulations as core capital minus any intangible assets. The capital standards also require core capital of at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. The OTS risk-based requirement requires saving associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to that requirement, a savings association would have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio, as determined under the methodology established by the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of that excess exposure from its total capital when determining its level of risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio of greater than 12% will not be subject to the interest rate risk component. (Peoples Bank FSB currently qualifies for such exemption.) Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individual basis for any association to take into account risks due to concentrations of credit and nontraditional activities.

Compliance. The Company and its subsidiaries currently satisfy all capital requirements. Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC. Federal regulations require prompt corrective action to resolve capital deficient banks and savings associations. Under these regulations, institutions which become undercapitalized become subject to mandatory regulatory scrutiny and limitations, which increase as capital continues to decrease. Such institutions are also required to file capital plans with their primary federal regulator, and their holding companies must guarantee the capital shortfall up to 5% of the assets of the capital deficient institution at the time it becomes undercapitalized. As of December 31, 1998, the most recent notification from the banking regulatory agencies categorized the Company and each of its banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action.

The Company's ability to obtain funds for the payment of dividends and for other cash requirements largely depends on the amount of dividends declared by its subsidiary banks and other subsidiaries. However, the Federal Reserve Board expects the Company to serve as a source of strength to its subsidiary banks. The Federal Reserve Board may require the Company to retain capital for further investment in its subsidiaries, rather than for dividends for shareholders. Peoples Bank, First National Bank, and Peoples Bank FSB may not pay dividends to the Company if, after paying such dividends, they would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Peoples Bank and First National Bank must have the approval of their respective regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net earnings and the retained earnings for the preceding two years, less required transfers to surplus. Peoples Bank FSB may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of its tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four-quarter period. If the current minimum capital requirements following a proposed capital distribution are not met, Peoples Bank FSB must obtain prior approval from the OTS. Payment of dividends by a banking subsidiary may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and/or unsound banking practice or necessary to maintain adequate capital. These provisions could limit the Company's ability to pay dividends on its outstanding common shares.

Federal and State Laws
----------------------
Various requirements and restrictions under the laws of the United States and the States of Ohio, West Virginia and Kentucky affect the operations of Peoples Bank, First National Bank and Peoples Bank FSB. Included are requirements to maintain reserves against deposits, restrictions on the nature and amount of loans made and the interest charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching. Since June 1997, pursuant to federal legislation, First National Bank and Peoples Bank have been authorized to branch across state lines. Peoples Bank, as an Ohio chartered banking corporation, has done so in West Virginia, operating branches in that State under West Virginia consumer banking law. Peoples Bank FSB has had unlimited branching authority across state lines for some time but has not chosen, as yet, to do so.

The Company's financial institution subsidiaries are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of a financial institution to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas. First National has received a "satisfactory" examination rating under those regulations while Peoples Bank has received an "outstanding" examination rating. Peoples Bank FSB has not received a rating since its creation in January; however, Catlettsburg Federal and Russell Federal both had "satisfactory" ratings prior to merging.

Prior to the enactment of the Small Business Jobs Protection Act (the "1996 Act") which was signed into law on August 21, 1996, earnings appropriated to bad debt reserves and deducted for federal income tax purposes could not be used by Peoples Bank FSB to pay cash dividends to the Company without the payment of federal income taxes by the Company at the then current income tax rate on the amount deemed distributed, which would include the amount of any federal income taxes attributable to the distribution. The Company does not contemplate any distribution by Peoples Bank FSB in a manner which would create the above-mentioned federal tax liabilities.

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

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks and savings associations in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the money markets and the activities of monetary and fiscal authorities, the Company can make no definitive predictions as to future changes in interest rates, credit availability or deposit levels.

Statistical Financial Information Regarding the Company
-------------------------------------------------------
The following listing of statistical financial information, which is included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, (the "Company's 1998 Annual Report") and incorporated herein by reference, provides comparative data for the Company over the past three and five years, as appropriate. These tables should be read in conjunction with "Management's Discussion and Analysis" and the Consolidated Financial Statements of the Company and its subsidiaries found at pages 38 through 58 and 12 through 33, respectively, of the Company's 1998 Annual Report.

Average Balances and Analysis of Net Interest Income:
      Please refer to page 34 of the Company's 1998 Annual Report.

Rate Volume Analysis:
      Please refer to page 35 of the Company's 1998 Annual Report.

Loan Maturities:
      Please refer to page 35 of the Company's 1998 Annual Report.

Average Deposits:
      Please refer to page 34 of the Company's 1998 Annual Report.

Maturities Schedule of Large Certificates of Deposit:
     Please refer to page 35 of the Company's 1998 Annual Report.

Loan Portfolio Analysis:
     Please refer to pages 36 and 37 of the Company's 1998 Annual Report.

Securities Analysis:
     Please refer to pages 19 and 20 and page 51 and 52 of the Company's 1998 Annual Report.

Return Ratios:
     Please refer to page 9 of the Company's 1998 Annual Report.


Effect of Environmental Regulation
----------------------------------
Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Company and its subsidiaries. The Company believes that the nature of the operations of its subsidiaries has little, if any, environmental impact. The Company, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the foreseeable future. The Company's subsidiaries may be required to make capital expenditures for environmental control facilities related to properties they acquire in the future through foreclosure proceedings; however, the amount of such capital expenditures, if any, is not currently determinable.


ITEM 2.  PROPERTIES
===================

Peoples Bancorp Inc.
--------------------
The Company's principal office is located at 138 Putnam Street, Marietta, Ohio. This location is also the principal location for the Company's largest subsidiary, Peoples Bank.

The Peoples Banking and Trust Company
-------------------------------------
The principal office of Peoples Bank is located in Washington County at 138 Putnam Street, Marietta, Ohio. This location consists of a five-story building and another smaller building attached by interior corridors. In 1993, Peoples Bank completed construction of a five-story addition to the primary facility in downtown Marietta that was originally constructed in 1924. Peoples Bank also owns several nearby vacant lots for parking.

Other Washington County offices operated by Peoples Bank include property owned at Second and Scammel Streets in downtown Marietta on which an additional Motor Bank exists, and leases property in the Frontier Shopping Center near downtown Marietta on which a full-service branch is located.
In addition, Peoples Bank leases another full-service branch located inside a supermarket in Washington Center near downtown Marietta. In Belpre, Peoples Bank owns a full-service branch at 1902 Washington Boulevard and a nearby Motor Bank. Peoples Bank also owns a full-service branch in Lowell, Ohio, and a Motor Bank in Reno, Ohio.

In Athens County, Peoples Bank owns a two-story building on the Public
Square in Nelsonville, Ohio, along with a nearby Motor Bank. Peoples Bank owns an office consisting of a two-story structure at One North Court Street, Athens, Ohio. Also in Athens, Peoples Bank owns a full-service office on real property it leases in the Athens Mall on East State Street and leases a full-service office located in the HDL Center on West Union Street. The leases for the East State Street and the West Union Street offices expire in June, 2002 and March, 2008, respectively. Peoples Bank also leases a full-service office in The Plains, Ohio, which lease expires in June, 2001.

In Meigs County, Peoples Bank owns full-service offices in Middleport and Rutland along with a full service office and Motor Bank in Pomeroy, Ohio. In nearby Gallia County, Peoples Bank also owns a full-service office, currently under renovation, and Motor Bank in Gallipolis, Ohio.

In Fairfield County, the Company owns a recently renovated full-service office located in Baltimore, Ohio. In adjacent Licking County, Peoples Bank leases a loan production office in the Newark-Granville area, which lease expires in September, 2000.

In Mason County, West Virginia, Peoples Bank owns a two-story, full-service office and nearby Motor Bank located on Main Street in Point Pleasant and leases a two-story, full-service office and nearby Motor Bank on Jackson Avenue also in Point Pleasant. The Jackson Avenue office lease expires September, 2000.

In Wood County, Peoples Bank leases a two-story, full-service office located in the South Gate Shopping Center in Parkersburg, West Virginia, which lease expires in April, 2004.

In Wetzel County, Peoples Bank owns a two-story full-service office located on Main Street in New Martinsville, West Virginia, along with a full-service office located in the nearby community of Steelton in New Martinsville, West Virginia.

The First National Bank of Southeastern Ohio
--------------------------------------------
First National Bank owns a three-story office building located in Noble County at 415 Main Street in Caldwell, Ohio. The Agencies headquarters are also located in the Caldwell office on Main Street. In Morgan County, First National Bank owns a one-story located on Marion Street in Chesterhill, Ohio, together with a two-story structure located on Kennebec Street in McConnelsville, Ohio.

Peoples Bank FSB
----------------
Peoples Bank FSB owns a two-story building located in Boyd County on Louisa Street in Catlettsburg, Kentucky. An additional one-story building was renovated and opened on Eagle Drive in Ashland, Kentucky in March, 1998. In Carter County, Peoples Bank FSB owns a single-story building located on Carol Malone Boulevard in Grayson, Kentucky. In Greenup County, Peoples Bank FSB also owns a two-story office building with adjoining land and parking lot at 404 Ferry Street as well as adjacent property located at 408 Ferry Street in Russell, Kentucky.


Other Properties
----------------
All other properties occupied by the Company and its subsidiaries are owned by the Company or its subsidiaries, including a two-story building at 223 Second Street in Marietta, Ohio. This location is used as general office space for certain operating units within the Company. The Company and its subsidiaries own other real property which, when considered in the aggregate, is not material to their operations.

Property Condition
------------------
Management believes all of the properties described above are in satisfactory condition for their intended use.


ITEM 3.  LEGAL PROCEEDINGS.
===========================

There are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject other than ordinary routine litigation to which the Company's subsidiaries are parties incidental to their respective banking businesses. The Company considers none of such proceedings to be material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
=============================================================

Not applicable.


                                PART II
                                -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.
======================================================================

Please refer to pages 10 and 11 of the Company's 1998 Annual Report, which are incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.
=================================

The table of Selected Financial Data on page 9 of the Company's 1998 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
========================================================================

Please refer to pages 38 through 58 of the Company's 1998 Annual Report, which are incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
=====================================================================

Please refer to pages 51 through 53 of the Company's 1998 Annual Report, which is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
=====================================================

The Consolidated Financial Statements of Peoples Bancorp Inc. and it subsidiaries, included on pages 12 through 32 of the Company's 1998 Annual Report, and the Report of Ernst & Young LLP included therein at page 33 are incorporated herein by reference. Following is an index to the financial statements included in the Company's 1998 Annual Report:


                                                                       1998
                                                                      Annual
                                                                      Report
                                                                       Pages
Peoples Bancorp Inc. and Subsidiaries:                                ------

     Report of Independent Auditors (Ernst & Young LLP)                 33
     Consolidated Balance Sheets as of December 31, 1998 and 1997       12
     Consolidated Statements of Income for each of the three years
        ended December 31, 1998                                         13
     Consolidated Statements of Stockholders' Equity for each of the
        three years ended December 31, 1998                             14
     Consolidated Statements of Cash Flows for each of the three years
        ended December 31, 1998                                         15
     Notes to the Consolidated Financial Statements                   16-32
     Peoples Bancorp Inc.:   (Parent Company Only Financial
        Statements are included in Note 16 of the Notes to the
        Consolidated Financial Statements)                            30-31

Quarterly Financial Data on page 32 of the Company's 1998 Annual Report are also incorporated herein be reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
=========================================================================

No response required.


                                PART  III
                                ---------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
=============================================================

Directors and Executive Officers of the Company include those persons identified under "Election of Directors" on pages 5 through 8 of the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held April 15, 1999, which section is expressly incorporated by reference. Other Executive Officers are David B. Baker (52), Vice President; John (Jack) W. Conlon (53), Chief Financial Officer; Larry E. Holdren (51), Vice President; Carol A. Schneeberger (42), Vice President/Operations; Jeffrey D. Welch (44), Treasurer; and Mark F. Bradley (29), Controller.

Mr. Baker became Vice President in February, 1999. In January, 1998, Mr. Baker was named President of Peoples Bank's Investment and Business Division and he is also President of the Investment and Trust Division of Peoples Bank, a position he has held since 1991. Mr. Baker has held various positions in the Investment and Trust Division for Peoples Bank since 1974. Mr. Conlon has been Chief Financial Officer of the Company since April, 1991. He has also been Chief Financial Officer and Treasurer of Peoples Bank for more than five years.

Mr. Holdren became Vice President in February, 1999. He has been President of the Retail and Banking Division for Peoples Bank since January, 1998. Prior thereto, he was Executive Vice President of Human Resources for Peoples Bank since 1987.

Ms. Schneeberger became Vice President/Operations of the Company in October, 1988. Prior thereto, she was Auditor of the Company from August, 1987 to October, 1988, and Auditor of Peoples Bank from January, 1986 to October, 1988. She was Assistant Auditor of Peoples Bank from January, 1979 to January, 1986.

Mr. Welch has been Treasurer of the Company since 1985. Mr. Welch also serves as a Vice President of Peoples Bank's Investment and Trust Division.

Mr. Bradley became Controller of the Company in January, 1997. Prior thereto, he was Manager of Accounting and External Reporting for the Company from February, 1995 to January, 1997. He has been Controller for Peoples Bank since March, 1997. He was Manager of Accounting and External Reporting for Peoples Bank from February, 1995 to January, 1997. Prior to February 1995, Mr. Bradley served as a staff accountant of the Company beginning in 1991.

There was no disclosure required under Item 405 of Regulation S-K for the year ended December 31, 1998.


ITEM 11.  EXECUTIVE COMPENSATION.
=================================

See "Compensation of Executive Officers and Directors" on pages 11 through 15 of the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held April 15, 1999, which is incorporated by reference.

Neither the report on executive compensation nor the performance graph included in the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on April 15, 1999, shall be deemed to be incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
=========================================================================

See "Security Ownership of Certain Beneficial Owners and Management" on pages 2 through 4 of the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held April 15, 1999, which section is incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
=========================================================

See "Transactions Involving Management" on page 8 of the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held April 15, 1999, which section is incorporated by reference.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
===========================================================================

(a)  (1)  Financial Statements
          --------------------
          For a list of all financial statements included in this Annual Report on Form 10-K, see "Index to Financial Statements" at Page 20.

(a)  (2)  Financial Statement Schedules
          -----------------------------
          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)  (3)  Exhibits
          --------
          Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 21. The following table provides information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

          Executive Compensation Plans and Arrangements
          ---------------------------------------------
          Exhibit
          Number     Description                      Location
          -------    -----------                      --------

          10(a)      Deferred Compensation            Incorporated herein
                     Agreement dated November 16,     by reference to
                     1976 between Robert E. Evans     Exhibit 6(g) to
                     and The Peoples Banking and      Registration Statement
                     Trust Company, as amended        No. 2-68524 on Form
                     March 13, 1979.                  S-14 of Peoples
                                                      Delaware, the Company's
                                                      predecessor.

          10(b)      Peoples Bancorp Inc.             Incorporated herein by
                     Retirement Savings Plan.         reference to Exhibit
                     (Amended and Restated            10(b) of the Company's
                     Effective January 1, 1996).      Annual Report on Form
                                                      10-K for fiscal year
                                                      ended December 31, 1995
                                                      (File No. 0-16772)
                                                      ("the 1995 Form 10-K").

          10(c)(1)   Peoples Bancorp Inc. Deferred    Incorporated herein by
                     Compensation Plan for Directors  reference to Exhibit
                     of Peoples Bancorp Inc. and      10(a) of the Company's
                     Subsidiaries (Amended and        Registration Statement
                     Restated Effective January 2,    on Form S-8 filed
                     1998.)                           December 31, 1997
                                                      (Registration No.
                                                      333-43629)

          10(c)(2)   Amendment No. 1 to Peoples       Incorporated herein by
                     Bancorp Inc. Deferred            reference to Exhibit
                     Compensation Plan for Directors  10(b) of the Company's
                     of Peoples Bancorp Inc. and      Post-Effective
                     Subsidiaries effective January   Amendment No. 1
                     2, 1998.                         to Form S-8 filed
                                                      September 4, 1998
                                                      (Registration No.
                                                      333-43629)

          10(d)      Peoples Bancorp Inc.             Incorporated herein by
                     Retirement Plan and Trust.       reference to Exhibit
                     (Amended and Restated            10(d) of the Company's
                     Effective January 1, 1989.)      1995 Form 10-K.

          10(e)      Summary of the Performance       Incorporated herein by
                     Compensation Plan of Peoples     reference to Exhibit
                     Bancorp Inc. effective for       10(f) of the Company's
                     calendar year beginning          Annual Report on Form
                     January 1, 1997.                 10-K for fiscal year
                                                      ended December 31, 1996
                                                      (File No. 0-16772).


          10(f)      Peoples Bancorp Inc. Amended     Incorporated herein by
                     and Restated 1993 Stock Option   refrence to Exhibit 4
                     Plan.                            of the Company's
                                                      Registration Statement
                                                      on Form S-8 filed
                                                      August 25, 1993
                                                      (Registration Statement
                                                      No. 33-67878).

          10(g)      Form of Stock Option Agreement   Incorporated herein by
                     used in connection with grant    reference to Exhibit
                     of non-qualified stock options   10(g) of the Company's
                     under Peoples Bancorp Inc.       1995 Form 10-K.
                     Amended and Restated 1993
                     Stock Option Plan.

          10(h)      Form of Stock Option Agreement    Incorporated herein by
                     dated May 20, 1993, used in       reference to Exhibit
                     connection with grant of          10(h) of the Company's
                     incentive stock options under     1995 Form 10-K.
                     Peoples Bancorp Inc. Amended
                     and Restated 1993 Stock Option
                     Plan.

          10(i)      Form of Stock Option Agreement    Incorporated herein by
                     dated November 10, 1994, used     reference to Exhibit
                     in connection with grant of       10(i) of the Company's
                     incentive stock options under     1995 Form 10-K.
                     Peoples Bancorp Inc. Amended and
                     Restated 1993 Stock Option Plan.

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

          10(k)      Form of Stock Option Agreement    Incorporated herein by
                     used in connection with grant     reference to Exhibit
                     of non-qualified stock options    10(k) of the Company's
                     to non-employee directors of      1995 Form 10-K.
                     the Company under Peoples Bancorp
                     Inc. 1995 Stock Option Plan.

          10(l)      Form of Stock Option Agreement    Incorporated herein by
                     used in connection with grant     reference to Exhibit
                     of non-qualified stock options    10(l) of the Company's
                     to non-employee directors of      1995 Form 10-K.
                     the Company's subsidiaries under
                     Peoples Bancorp Inc. 1995 Stock
                     Option Plan.

          10(m)      Form of Stock Option Agreement    *
                     dated used in connection with
                     grant of incentive stock options
                     under Peoples Bancorp Inc. 1995
                     Stock Option Plan.

          10(n)      Peoples Bancorp Inc. 1998 Stock   Incorporated herein by
                     Option Plan.                      reference to Exhibit
                                                       10 of the Company's
                                                       Form S-8 filed
                                                       September 4, 1998
                                                       (Registration Statement
                                                       No. 333-62935).


          10(o)      Form of Stock Option Agreement    *
                     used in connection with grant
                     of non-qualified stock options
                     to non-employee directors of
                     the Company under Peoples
                     Bancorp Inc. 1998 Stock Option
                     Plan.

          10(p)      Form of Stock Option Agreement    *
                     used in connection with grant
                     of non-qualified stock options
                     to consultants/advisors of the
                     Company under Peoples Bancorp
                     Inc. 1998 Stock Option Plan.

        (b)   Reports on Form 8-K
              -------------------
              There were no current reports on Form 8-K filed during the fiscal quarter ended December 31, 1998.

	(c)	Exhibits
                --------
                Exhibits filed with Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 21.

	(d)	Financial Statement Schedules
                -----------------------------
                None.

* Filed herewith


                                SIGNATURES
                                ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PEOPLES BANCORP INC.

Date:  March 25, 1999           By:  /s/ ROBERT E. EVANS
                                         Robert E. Evans, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                Title                                Date
----------                -----                                ----
/s/ ROBERT E. EVANS       President and Chief Executive        March 25, 1999
Robert E. Evans           Officer and Director

/s/ GEORGE W. BROUGHTON   Director                             March 25, 1999
George W. Broughton

                          Director                             March 25, 1999
---------------------
Frank L. Christy

/s/ WILFORD D. DIMIT      Director                             March 25, 1999
Wilford D. Dimit

                          Director                             March 25, 1999
---------------------
Barton S. Holl

/s/ REX E. MAIDEN         Director                             March 25, 1999
Rex E. Maiden

/s/ NORMAN J. MURRAY      Director                             March 25, 1999
Norman J. Murray

/s/ PAUL T. THEISEN       Director                             March 25, 1999
Paul T. Theisen

/S/ THOMAS C. VADAKIN     Director                             March 25, 1999
Thomas C. Vadakin

/S/ JOSEPH H. WESEL       Chairman of the Board and Director   March 25, 1999
Joseph H. Wesel

/s/ JOHN W. CONLON        Chief Financial Officer              March 25, 1999
John W. Conlon            (Principal Accounting Officer)

/s/ MARK F. BRADLEY       Controller                           March 25, 1999
Mark F. Bradley




                                PEOPLES BANCORP INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                       1998
                                                                      Annual
                                                                      Report
Financial Statements:                                                  Pages
---------------------                                                 ------
Peoples Bancorp Inc. and Subsidiaries:
  Report of Independent Auditors (Ernst & Young LLP)                    33
  Consolidated Balance Sheets as of December 31, 1998 and 1997          12
  Consolidated Statements of Income for each of the three years
    ended December 31, 1998                                             13
  Consolidated Statements of Stockholders' Equity for each of the
    three years ended December 31, 1998                                 14
  Consolidated Statements of Cash Flows for each of the three years
    ended December 31, 1998                                             15
  Notes to the Consolidated Financial Statements                       16-32
  Peoples Bancorp Inc.:   (Parent Company Only Financial Statements
    are included in Note 16 of the Notes to the Consolidated
    Financial Statements)                                              30-31



                                EXHIBIT INDEX


            PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
                 FOR FISCAL YEAR ENDED DECEMBER 31, 1998


Exhibit
Number      Description                                Exhibit Location
-------     -----------                                ----------------

2(a)        Office Purchase and Assumption Agreement   Incorporated herein
            between The Peoples Banking and Trust      by reference to
            Company and Community Trust Bank of West   Exhibit 2 to the
            Virginia, NA dated January 26, 1998; and   Company's Quarterly
            Letter Agreement between The Peoples       Report on Form 10-Q
            Banking and Trust Company and Community    filed August 14, 1998
            Trust Bank of West Virginia, NA dated      (File No. 0-16772).
            June 4, 1998.

2(b)        Agreement of Merger, dated October 13,     *
            1998, between Russell Federal Savings
            Bank and Catlettsburg Federal Savings
            Bank.

3(a)(1)     Amended Articles of Incorporation of       Incorporatd herein by
            Peoples Bancorp Inc. (as filed with the    reference to Exhibit
            Ohio Secretary of State on May 3, 1993)    3(a) to the Company's
                                                       Registration Statement
                                                       on Form 8-B filed July
                                                       20, 1993 (File No.
                                                       0-16772).

3(a)(2)     Certificate of Amendment to the Amended    Incorporated herein by
            Articles of Peoples Bancorp Inc. (as       reference to Exhibit
            filed with the Ohio Secretary of State     3(a)(2) to the
            on April 22, 1994)                         Company's Annual
                                                       Report on Form 10-K
                                                       for fiscal year ended
                                                       December 31, 1997
                                                       (File No. 0-16772)
                                                       (the "1997 Form 10-K).

3(a)(3)     Certificate of Amendment to the Amended    Incorporated herein by
            Articles of Peoples Bancorp Inc. (as       reference to Exhibit
            filed with the Ohio Secretary of State     3(a)(3) to the Company's
            on April 9, 1996)                          1997 Form 10-K.

3(a)(4)     Amended Articles of Incorporation of       Incorporated herein by
            Peoples Bancorp Inc. (reflecting           reference to Exhibit
            amendments through April 9, 1996)          3(a)(4) to the Company's
            [For SEC reporting compliance purposes     Company's 1997 Form
            only -- not filed with Ohio Secretary      10-K.
            of State]

3(b)        Regulations of Peoples Bancorp Inc.        Incorporated herein by
                                                       reference to Exhibit
                                                       3(b) to the Company's
                                                       Registration Statement
                                                       on Form 8-B filed July
                                                       20, 1993 (File No.
                                                       0-16772).

4(a)        Pledge Agreement, dated March 18, 1997,    Incorporated herein by
            between Peoples Bancorp Inc. and           reference to Exhibit 4
            Fountain Square Commercial Funding Corp.   of the Company's
                                                       Registration Statement
                                                       on Form S-4 (File No.
                                                       333-37261) effective
                                                       October 2, 1997.

4(b)        Master Note Agreement, dated May 11,       *
            1998, between Peoples Bancorp Inc. and
            The Fifth Third Bank.

10(a)       Deferred Compensation Agreement dated      Incorporated herein by
            November 16, 1976 between Robert E. Evans  reference to Exhibit
            and The Peoples Banking and Trust          6(g) to the Company's
            Company, as amended March 13, 1979.        Registration Statement
                                                       No. 2-68524 on Form
                                                       S-14 of Peoples
                                                       Delaware, the
                                                       Company's predecessor.

10(b)       Peoples Bancorp Inc. Retirement Savings    Incorporated herein by
            Plan.  (Amended and Restated Effective     reference to Exhibit
            January 1, 1996.)                          10(b) of the Company's
                                                       Annual Report on Form
                                                       10-K for fiscal year
                                                       ended December 31,
                                                       1995 (File No.
                                                       0-16772).

10(c)(1)    Peoples Bancorp Inc. Deferred              Incorporated herein by
            Compensation Plan for Directors of         reference to Exhibit
            Peoples Bancorp Inc. and Subsidiaries      10(a) of the Company's
            (Amended and Restated Effective January    Registration Statement
            2, 1998.)                                  on Form S-8 filed
                                                       December 31, 1997
                                                       (Registration No.
                                                       333-43629)

10(c)(2)    Amendment No. 1 to Peoples Bancorp Inc.    Incorporated herein by
            Deferred Compensation Plan for Directors   referene to Exhibit
            of Peoples Bancorp Inc. and Subsidiaries   10(b) of the Company's
            effective January 2, 1998.                 Post-Effective
                                                       Amendment No. 1 to
                                                       Form S-8 filed
                                                       September 4, 1998
                                                       (Registration No.
                                                       333-43629)

10(d)       Peoples Bancorp Inc. Retirement Plan       Incorporated herein by
            and Trust.  (Amended and Restated          reference to Exhibit
            Effective January 1, 1989.)                10(d) of the Company's
                                                       Annual Report on Form
                                                       10-K for fiscal year
                                                       ended December 31,
                                                       1995 (File No.
                                                       0-16772).

10(e)       Summary of the Performance Compensation    Incorporated herein by
            Plan for Peoples Bancorp Inc. effective    reference to Exhibit
            for calendar year beginning January 1,     10(f) of the Company's
            1997.                                      Annual Report on Form
                                                       10-K for fiscal year
                                                       ended December 31,
                                                       1996 (File No.
                                                       0-16772).

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

10(g)       Form of Stock Option Agreement used in     Incorporated herein by
            connection with grant of non-qualified     reference to Exhibit
            stock options under Peoples Bancorp Inc.   10(g) of the Company's
            Amended and Restated 1993 Stock Option     Annual Report on Form
            Plan.                                      10-K for fiscal year
                                                       ended December 31, 1995
                                                       (File No. 0-16772).

10(h)       Form of Stock Option Agreement dated       Incorporated herein by
            May 20, 1993, used in connection with      reference to Exhibit
            grant of incentive stock options under     10(h) of the Company's
            Peoples Bancorp Inc. Amended and           Annual Report on Form
            Restated 1993 Stock Option Plan.           10-K for fiscal year
                                                       ended December 31, 1995
                                                       (File No. 0-16772)

10(i)       Form of Stock Option Agreement dated       Incorporated herein by
            November 10, 1994, used in connection      reference to Exhibits
            with grant of incentive stock options      10(i) of the Company's
            under Peoples Bancorp Inc. Amended and     Annual Report on Form
            Restated 1993 Stock Option Plan.           10-K for fiscal year
                                                       ended December 31, 1995
                                                       (File No. 0-16772).

10(j)       Peoples Bancorp Inc. 1995 Stock Option     Incorporated herein by
            Plan.                                      reference to Exhibit
                                                       4 of the Company's
                                                       Form S-8 filed May 24,
                                                       1995 (Registration
                                                       Statement No.
                                                       33-59569).

10(k)       Form of Stock Option Agreement used in     Incorporated herein by
            connection with grant of non-qualified     reference to Exhibit
            stock options to non-employee directors    10(k) of the Company's
            of the Company under Peoples Bancorp Inc.  Annual Report on Form
            1995 Stock Option Plan.                    10-K for fiscal year
                                                       ended December 31,
                                                       1995 (File No.
                                                       0-16772).

10(l)       Form of Stock Option Agreement used in     Incorporated herein by
            connection with grant of non-qualified     reference to Exhibit
            stock options to non-employee directors    10(l) of the Company's
            of the Company's subsidiaries under        Annual Report on Form
            Peoples Bancorp Inc. 1995 Stock Option     10-K for fiscal year
            Plan.                                      ended December 31,
                                                       1995 (File No.
                                                       0-16772).

10(m)       Form of Stock Option Agreement dated       *
            used in connection with grant of
            incentive stock options under Peoples
            Bancorp Inc. 1995 Stock Option Plan.

10(n)       Peoples Bancorp Inc. 1998 Stock Option     Incorporated herein by
            Plan.                                      reference to Exhibit
                                                       10 of the Company's
                                                       Form S-8 filed
                                                       September 4, 1998
                                                       (Registration
                                                       Statement No.
                                                       333-62935).

10(o)       Form of Stock Option Agreement used in     *
            connection with grant of non-qualified
            stock options to non-employee directors
            of the Company under Peoples Bancorp
            Inc. 1998 Stock Option Plan.

10(p)       Form of Stock Option Agreement used in     *
            connection with grant of non-qualified
            stock options to consultants/advisors
            of the Company under Peoples Bancorp
            Inc. 1998 Stock Option Plan.


11          Computation of Earnings Per Share.         *

12          Statements of Computation of Ratios.       *

13          Peoples Bancorp Inc. Annual Report to      Pages 59 through 119.
            Shareholders for the fiscal year ended
            December 31, 1998 (not deemed filed
            except for portions thereof which are
            specifically incorporated by reference
            into this Annual Report on Form 10-K).

21          Subsidiaries of Peoples Bancorp Inc.       *


23          Consent of Independent Auditors -          *
            Ernst & Young LLP.

27         Financial Data Schedule.                    *

* Filed herewith