Form 10-K/A
period 1998-12-31
PEOPLES BANCORP INC
filed 1999-04-09
CIK 318300

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

Securities registered pursuant to Section 12(g) of the Act:
    Common Shares, No Par Value (5,733,617 outstanding at March 4, 1999)


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



The Company's banking subsidiaries provide an array of financial products and services to their customers, including traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. The Company's insurance agency subsidiaries also offer investment and insurance products. The Company's banking subsidiaries provide services through ordinary walk-in offices, automated teller machines, and automobile drive-in facilities, banking by phone, and also provide limited cash management services through computer banking.

The Company's banking subsidiaries operate 34 sales offices in the states of Ohio, West Virginia, and Kentucky. At December 31, 1998, the Company had total assets of $880.3 million, total loans of $567.9 million, total deposits of $714.2 million, and total stockholders' equity of $86.0 million. For the year ended December 31, 1998, the Company's return on average assets was 1.20% and return on average stockholders' equity was 12.21%.



At December 31, 1998, the Company and its subsidiaries had 362 full-time equivalent employees (including 27 full-time equivalent employees at the parent company level). The principal executive office of the Company is located at 138 Putnam Street, Marietta, Ohio 45750, and its telephone number is (740) 374-6136.



Over the past several years, the Company has experienced significant growth in assets and stockholders' equity, primarily through acquisitions as well as banking center purchases. For the five-year period ended December 31, 1998, the Company's assets grew at a 12.1% compound annual growth rate, while stockholders' equity grew at a compound annual growth rate of 13.5%. The Company has also had a history of consistent earnings growth, as net income per share grew at a compound rate of 9.9% for the five-year period ended December 31, 1998. Over that same period, the Company's annual return on average assets and stockholders' equity averaged 1.23% and 13.24%, respectively.



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



With offices located in Ohio and West Virginia, Peoples Bank serves principally Washington, Athens, Meigs, Fairfield, and Gallia Counties in Ohio and Wood, Wetzel, and Mason Counties in West Virginia, together with portions of Hocking, Perry, Lawrence, Licking, and Vinton Counties in Ohio and Tyler, Pleasants, and Jackson Counties in West Virginia. At December 31, 1998, Peoples Bank had assets of $694.0 million, deposits of $582.3 million, net loans of $455.7 million and 279 full-time equivalent employees. Also at December 31, 1998, the Investment and Trust Division of Peoples Bank held approximately $551 million of assets (market value) in trust and custodial accounts apart from the assets of the Bank.



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



First National Bank also owns through its subsidiary Northwest Territory Insurance Agencies, Inc., two insurance agency subsidiaries, Northwest Territory Life Insurance Agency, Inc. and Northwest Territory Property and Casualty Insurance Agency, Inc. (the "Agencies"). The Agencies were created in compliance with federal regulations allowing insurance powers to national banks in communities with populations of 5,000 people or less. On December 22, 1995, each Agency received a Certificate of Qualification (license) to operate the Agency from the Ohio Department of Insurance, thereby allowing the Agencies to engage in the insurance agency business, subject to the regulations of the Ohio Department of Insurance and the Comptroller of the Currency. These were the first insurance agencies in Ohio associated with a financial institution to receive licenses to conduct a broad-based insurance business. In August 1998, these agencies were licensed by Ohio-based Motorists Mutual Insurance Company, MICO Insurance Company and Motorists Life Insurance Company ("Motorists"). The Agencies offer a complete line of life and property and casualty products through Motorists. At December 31, 1998, the Agencies had 8 full-time employees.



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



The Northwest Territory Life Insurance Company

Northwest Territory was organized under Arizona law in 1983 and was issued a Certificate of Authority to act as a reinsurance company by the State of Arizona on February 8, 1984. Northwest Territory reinsures credit life and disability insurance issued to customers of banking subsidiaries of the Company by the issuing insurance company. At fiscal year end November 30, 1998, Northwest Territory had total assets of $1.5 million and had gross premium income of $208,000 in 1998, $217,000 in 1997 and $186,000 in 1996.
Northwest Territory reinsures risks (currently not exceeding $15,000 per insured on a present value basis) within limits established by governmental regulations and management policy. Northwest Territory has no employees.



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



Legal Lending Limit. At December 31, 1998, none of the Company's subsidiaries had extended credit to any one borrower in excess of its respective legal lending limit (approximately $10.4 million, $1.2 million and $1.4 million for Peoples Bank, First National and Peoples Bank FSB, respectively) at the time the loan was closed.



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

Monetary Policy and Economic Conditions
The business of commercial banks and savings associations is affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies, including the Federal Reserve Board. The Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions primarily through open market operations in U.S. Government securities, changes in the discount rate on bank borrowings, and changes in the reserve requirements against bank and savings association deposits. These policies and regulations significantly affect the overall growth and distribution of bank and savings association loans, investments and deposits, and the interest rates charged on loans, as well as the interest rates paid on deposits and accounts.

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



Statistical Financial Information Regarding the Company
The following listing of statistical financial information, which is included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, (the "Company's 1998 Annual Report") and incorporated herein by reference (except the Average Balances and Analysis of Net Interest Income and Maturity Schedule of Large Certificates of Deposit tables which are included below), provides comparative data for the Company over the past three and five years, as appropriate. These tables should be read in conjunction with Item 7 of this Form 10-K/A ("Management's Discussion and Analysis of Financial Condition and Results of Operation") and the Consolidated Financial Statements of the Company and its subsidiaries found at pages 12 through 33 of the Company's 1998 Annual Report.




Average Balances and Analysis of Net Interest Income:




(Dollars in Thousands)
                                     1998                             1997                    1996
                                                Average                           Average                            Average
                          Average   Income/      Yield/   Average     Income/     Yield/     Average    Income/      Yield/
                          Balance   Expense      Rate     Balance     Expense     Rate       Balance    Expense      Rate
Securities (1):
---------------
Taxable                   $183,372   $11,671     6.36%    $126,632    $ 8,636     6.82%      $127,815   $ 8,655      6.77%
Nontaxable (2)              34,653     2,677     7.72%      22,271      1,819     8.17%        22,621     1,906      8.42%
     Total                 218,025    14,348     6.58%     148,903     10,455     7.02%       150,436    10,561      7.02%
Loans (3) (4):
Commercial                 186,746    17,156     9.19%     145,971     13,939     9.55%       125,138    11,944      9.54%
Real estate                234,141    20,176     8.62%     209,330     17,863     8.53%       172,367    14,322      8.31%
Consumer                   111,824    11,684    10.45%     112,928     11,739    10.40%       102,759    10,949     10.66%
Valuation reserve           (9,134)                         (7,521)                            (6,799)
--------------------------------------------------------------------------------------------------------------------------
  Total                     523,577   49,016     9.20%     460,708     43,541     9.30%       393,465    37,215      9.30%
--------------------------------------------------------------------------------------------------------------------------

Short-term Investments:
-----------------------
Interest-bearing deposits     3,967      222     5.60%       1,713         93     5.41%           622        29      4.64%
Federal funds sold           20,671    1,104     5.34%       7,915        437     5.52%         5,900       315      5.35%
--------------------------------------------------------------------------------------------------------------------------
  Total                      24,638    1,326     5.38%       9,628        530     5.50%         6,522       344      5.28%
--------------------------------------------------------------------------------------------------------------------------
  Total earning assets      766,240   64,690     8.45%     619,239     54,526     8.81%       550,423    48,120      8.74%
Other assets                 65,056                         48,260                             42,021
                           --------                       --------                           --------
  Total assets             $831,296                       $667,499                           $592,444
                           --------                       --------                           --------

Deposits:
---------
Savings                    $ 97,262  $ 2,764     2.84%    $ 83,342    $ 2,552     3.06%      $ 75,805   $ 2,302      3.04%
Interest-bearing demand     168,035    6,002     3.57%     126,462      4,372     3.46%       111,376     3,656      3.28%
Time                        321,920   17,284     5.37%     277,559     15,358     5.53%       234,550    12,922      5.51%
--------------------------------------------------------------------------------------------------------------------------
  Total                     587,217   26,050     4.44%     487,363     22,282     4.57%       421,731    18,880      4.48%
--------------------------------------------------------------------------------------------------------------------------

Borrowed Funds:
---------------
Short-term                   44,959    2,242     4.99%      22,463      1,023     4.55%        29,965     1,449      4.84%
Long-term                    38,885    2,205     5.67%      30,495      1,911     6.27%        26,692     1,637      6.13%
--------------------------------------------------------------------------------------------------------------------------
  Total                      83,844    4,447     5.30%      52,958      2,934     5.54%        56,657     3,086      5.45%
--------------------------------------------------------------------------------------------------------------------------
Total interest-
     bearing liabilities    671,061   30,497     4.54%     540,321     25,216     4.67%       478,388    21,966      4.59%
--------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing
   demand deposits         70,064                         59,860                               54,923
Other liabilities           7,904                          7,248                                6,114
                          -------                        -------                              -------
  Total liabilities       749,029                        607,429                              539,425
  Stockholders' equity     82,267                         60,070                               53,019
                          -------                        -------                              -------
  Total liabilities and
  stockholders' equity   $831,296                       $667,499                             $592,444
                          -------                        -------                              -------
Interest rate spread                 $34,193     3.91%                $29,310     4.14%                  $26,154     4.15%
                                     -------     -----                -------     -----                  -------     -----
Interest income/earning assets                   8.45%                            8.81%                              8.74%
Interest expense/earning assets                  3.98%                            4.07%                              3.99%
                                                 -----                            -----                              -----
Net yield on earning assets
 (net interest margin)                           4.47%                            4.74%                              4.75%
                                                 =====                            =====                              =====

(F1)  Average balances of investment securities based on carrying value.
(F2) Computed on a fully tax equivalent basis using a tax rate of 35% in 1998 and 1997 and 34% in 1996. Interest income was increased by $1,045,000, $690,000 and $723,000 for 1998, 1997, and 1996, respectively.
(F3) Nonaccrual and impaired loans are included in the average balances listed. Related interest income on nonaccrual loans prior to the loan being put on nonaccrual is included in loan interest income.
(F4) Loan fees included in interest income for 1998, 1997 and 1996 were $551,000, $542,000 and $532,000, respectively.





Rate Volume Analysis:
      Please refer to page 35 of the Company's 1998 Annual Report.

Loan Maturities:
      Please refer to page 35 of the Company's 1998 Annual Report.

Average Deposits:
      Please refer to page 34 of the Company's 1998 Annual Report.



Maturities Schedule of Large Certificates of Deposit:

                       1998         1997         1996        1995

Under 3 months    $  19,121    $  13,302    $  16,437    $  18,662
3 to 6 months        14,335       24,069        8,279        9,319
6 to 12 months        9,189        9,520       10,309        5,140
Over 12 months        9,262       10,698        8,356        8,266
------------------------------------------------------------------
        Total     $  51,907    $  57,589    $  43,381    $  41,387
==================================================================



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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Introduction
The following discussion and analysis of the consolidated financial statements is presented to provide insight into management's assessment of the financial results of Peoples Bancorp Inc. (the "Company"). It also recaps the significant events that led to the results. The Company's business activities are currently confined to one operating segment which is community banking. The Company's subsidiaries, The Peoples Banking and Trust Company ("Peoples Bank"), The First National Bank of Southeastern Ohio ("First National"), Peoples Bank FSB, and The Northwest Territory Life Insurance Company, provide financial services to individuals and businesses within the Company's market area.

Peoples Bank is chartered by the State of Ohio and subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation ("FDIC") and the Ohio Division of Banks. First National is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency. Peoples Bank FSB is a member of the Federal Home Loan Bank, and is subject to regulation, supervision, and examination by the Office of Thrift Supervision, and is also subject to limited regulation by the Board of Governors of the Federal Reserve System.

This discussion and analysis should be read in conjunction with the audited consolidated financial statements and footnotes and the ratios, statistics, and discussions contained elsewhere in this Annual Report.

The following text will include references to several acquisition transactions that have affected or will affect the Company's results of operations. On December 12, 1997, the Company completed the purchase of Gateway Bancorp, Inc. and its subsidiary, Catlettsburg Federal Savings Bank ("Catlettsburg Federal"), of Catlettsburg, Kentucky, for approximately
$21.6 million in a combination of cash of $6.2 million and 548,208 shares of
Company stock ("Gateway Bancorp Acquisition").   Catlettsburg Federal had
total assets of $64.3 million and deposits of $43.8 million at December 12, 1997. Management operated Catlettsburg Federal as a federal savings bank subsidiary of the Company until December 31, 1998, when it merged Catlettsburg Federal and Russell Federal Savings Bank ("Russell Federal") into a single thrift and renamed the company "Peoples Bank FSB".

On June 26, 1998, Peoples Bank completed the purchase of four full-service banking offices located in the communities of Point Pleasant (two offices), New Martinsville, and Steelton, West Virginia ("West Virginia Banking Center Acquisition") from an unaffiliated institution. In the transaction, Peoples Bank assumed approximately $121.0 million of deposits and purchased $8.3 million in loans.

Overview of the Income Statement
The Company had increased net income of $1,440,000 or 16.7%, to $10,045,000 in 1998 from $8,605,000 in 1997. On a diluted basis, earnings per share reached $1.70 in 1998, up $0.10 (or 6.3%) compared to the previous year. The Company's core earnings increased due to stronger earnings in existing business units and additional revenue streams associated with recent acquisitions. Return on average equity in 1998 totaled 12.21% compared to 14.33% in 1997. Return on average assets was 1.20% in 1998 compared to 1.29% the previous year.

Due primarily to earning asset growth, net interest income in 1998 increased $4,528,000 (or 15.8%) to $33,148,000. The provision for loan losses in 1998 was comparable to the 1997 amount and reflective of the quality of the portfolio and management of the inherent credit risks therein. Bolstered by strong fourth quarter performance, non-interest income increased $854,000 (or 14.3%) to $6,820,000. In 1998, the Company reported net gains on securities transactions of $418,000 compared to nominal losses in 1997. Non-interest expense increased $4,011,000 (or 20.8%) to $23,276,000 due to a combination of costs related to market expansion and acquisition, as well as expenses related to refinancing of long-term debt. After considering one-time charges, the Company's efficiency ratio improved to 50.38% for the year ended December 31, 1998, compared to 51.06% in 1997.

The Company continues to grow through purchase acquisitions. While acquisitions using stock are continually evaluated, management is cognizant of not diluting shareholder ownership merely for the sake of growth. Management believes a comparative approach to financial reporting should include the discussion of "cash earnings", which removes the after-tax impact of the amortization of intangibles on the Company's results of operations and facilitates comparison of the Company with competitors making acquisitions using pooling of interests accounting. The Company has supplemented and will continue to supplement the discussion of its results of operations with an analysis of cash earnings. Management uses cash earnings as one of several ways to evaluate the impact of acquisitions on profitability and the Company's return on its investment. Recent acquisitions have increased and will modestly increase the Company's amortization expense related to goodwill and other intangibles and as a result, the purchase method of accounting has affected earnings per share and other ratios.

In 1998, intangible amortization expense totaled $2,093,000 ($1,360,000 after taxes) compared to $1,138,000 ($740,000 after taxes) last year. After adjusting for the after-tax effect of the amortization of intangibles, diluted cash earnings per share for the year ended December 31, 1998 was $1.95, up $0.21 (or 12.1%) from $1.74 in diluted cash earnings per share in 1997. Return on tangible assets was 1.41% in 1998 compared to 1.42% in 1997. Return on tangible equity dropped to 17.82% in 1998 compared to 18.00% last year.

Interest Income and Expense
Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest-bearing liabilities. Interest earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits and borrowed funds such as Federal Home Loan Bank ("FHLB") borrowings. Net interest income remains the primary source of revenue for the Company. Changes in market interest rates, as well as adjustments in the mix of interest-earning assets and interest-bearing liabilities, impact net interest income.

When compared to the previous year, increased operating earnings in 1998 can be attributed primarily to growth of the Company's net interest income.
The West Virginia Banking Center Acquisition and the Gateway Bancorp Acquisition provided increased funding sources for the Company to grow its earning asset base, generating incremental interest income streams.

As a result, net interest income grew significantly in 1998, up $4,528,000 (or 15.8%) to $33,148,000 compared to 1997. Total interest income reached $63,645,000 while interest expense totaled $30,497,000. Included in interest income is $1,967,000 of tax-exempt income from investments issued by and loans made to states and political subdivisions. Since these revenues are not taxed, it is more meaningful to analyze net interest income on a fully-tax equivalent ("FTE") basis.

Net interest margin is calculated by dividing FTE net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by the Company's balance sheet. In 1998, net interest margin was 4.47% compared to 1997's ratio of 4.74%. The FTE yield on earning assets was 8.45% in 1998, compared to 8.81% in 1997. The cost of earning assets decreased 9 basis points to 3.98% in 1998.

In late 1998, the Federal Reserve Board modestly decreased the discount rate and, as a result, the national prime rate decreased 25 basis points. The Company adjusted its loan and deposit rates downward to reflect the decrease in the national prime rate. This rate adjustment, combined with the "flat" yield curve (i.e. little or no difference in short-term and long-term interest rates) in effect for interest rates in general, combined to produce decreased net interest margins for the Company in 1998.

Several other factors also contributed to net interest margin compression. The deposits acquired in the West Virginia Banking Center Acquisition significantly increased the Company's earning asset base in comparatively lower-yielding assets such as federal funds sold. In 1998, average balances in federal funds sold were $20.7 million, up $12.8 million compared to 1997. By the end of 1998, the Company had redeployed recently acquired funds to an earning asset mix that had a more appropriate balance of profitability, risk, and characteristics similar in nature to the Company's allocation before the West Virginia Banking Center Acquisition.

Net interest margin also decreased due to competitive pressures for loans and deposits in the Company's markets. In addition, the recent thrift acquisitions modestly changed the Company's earning asset mix and lowered margins, due to the fact the Company's thrifts have primarily invested in real estate loans, which typically do not generate return on investment like other loan products such as commercial and personal loans.

In late 1998, the Company initiated actions designed to enhance net interest income, margin and other performance ratios. The Company prepaid $20.3 million of its long-term FHLB borrowings at a one time cost of $402,000 ($261,000 after tax). The average rate on these advances was 6.13% with a weighted average maturity of approximately 7 years. The Company replaced these borrowings with $20 million of FHLB advances with a one year weighted average cost of 4.28%. At the FHLB's option, the product may reprice to a LIBOR-based ("London Interbank Offer Rate") rate. Management estimates that, absent other changes, the one time cost of refinancing will be recovered in approximately two years. Recent declines in interest rates decreased yields on the Company's variable rate assets such as federal funds sold, as well as the rates on deposit products offered by the Company. The prepayment of certain long-term FHLB borrowings should partially offset the recent decreases in discount rates being paid by the Federal Reserve.

Average loans grew $62.8 million (or 13.7%) in 1998 and comprise the largest earning asset component on the Company's balance sheet. Due to recent acquisitions and resulting increases in funding sources, the Company's average balances of investment securities increased $69.1 million from $148.9 million in 1997 to $218.0 million in 1998. Management is continuously evaluating alternative investment and loan products to maximize return at an appropriate level of risk.

Yield on earning assets totaled 8.45% in 1998, compared to 8.81% the prior year. Loan yields decreased to 9.21% in 1998 compared to 9.30% in 1997. Net interest margin was negatively impacted by decreases in the Company's investment portfolio yield, which dropped 44 basis points to 6.58% in 1998, reflecting the reinvestment of higher-yielding, maturing investments into lower-yielding instruments.

Compared to 1997, cost of interest-bearing liabilities decreased 13 basis points to 4.54% in 1998. Deposit costs decreased due to a combination of lowering time deposit rates, the acquisition of lower interest cost funding sources from the West Virginia Banking Center Acquisition, and the implementation of regional pricing in selected markets served by the Company.



Interest costs on the Company's array of traditional interest-bearing deposit products decreased 13 basis points to 4.44% in 1998 compared to the previous year. The most significant component of interest expense in 1998 was interest paid on time deposits (i.e. Certificates of Deposits and Individual Retirement Accounts). In 1998, the Company paid interest of $17,285,000, or 5.37%, on average time deposit balances of $321.9 million. In 1997, the average rate paid was 5.53% on average time deposit balances of $277.6 million. Growth in this type of funding source was generated primarily from acquisitions. This combination increased interest expense costs by $1,926,000. Management expects deposit pricing to be increasingly competitive in 1999 and will continue to focus its efforts to increase balances in non-interest bearing demand deposits, which grew $10.2 million to $70.1 million in average balances in 1998.



In 1998, the Company continued to use a combination of short-term and long-term borrowings as a funding source. The Company's cash management services (offered to a variety of business customers) have provided short-term funding, specifically overnight repurchase agreements. In 1998, the Company's average balances of overnight repurchase agreements increased $11.4 million to $31.4 million, due primarily to growth in balances from existing customers and increased market penetration. Due to product redesign of the Company's overnight repurchase agreements, the average rate paid in 1998 on overnight repurchase agreements totaled 4.70%, up 29 basis points from the prior year's average rate of 4.40%.

In 1998, the Company used short-term FHLB advances as a funding source for a pre-investment strategy related to the West Virginia Banking Center Acquisition. As a direct result, average short-term FHLB balances increased to $12.5 million in 1998, compared to $2.0 million in 1997, causing interest costs to increase to $712,000 (up from $117,000 last year). In 1998, the average interest rate on short-term FHLB advances was 5.68% compared to 5.78% in 1997. Management plans to maintain access to short-term FHLB borrowings as an appropriate funding source.

Long-term borrowing costs decreased compared to last year due to flattening of the yield curve. The rate paid on average long-term borrowings totaled 5.67% in 1998, down 60 basis points compared to 6.27% in 1997. The majority of the Company's long-term borrowings are fixed rate FHLB borrowings.

The growth of the Company's earning asset base through recent acquisitions will continue to impact net interest margin in 1999. Although net interest margin compression has recently stabilized, management expects interest rate pressures will continue to challenge the Company in 1999 as financial institutions and other competitors continue to search for new methods and products to satisfy increasing customer demand for higher yielding interest-bearing deposits. Management will continue to monitor the effects of net interest margin on the performance of the Company. Please refer to the "Consolidated Average Balance Sheet and Analysis of Net Interest Income" table included in Item 1 of this Form 10-K/A for a complete quantitative evaluation of the Company's net interest margin.


Provision for Loan Losses
In 1998, the Company recorded a provision for loan losses of $2,325,000, compared to 1997's expense of $2,589,000. The provision is based upon management's continuing evaluation of the adequacy of the allowance for loan losses and is reflective of the quality of the portfolio and overall management of the inherit credit risk. Management expects modest internal loan growth in 1999 and believes that 1999's provision expense will remain
approximately level with the 1998 provision.   The duration of current
provision levels will be dependent on loan delinquencies, portfolio risk, overall loan growth, and general economic conditions in the Company's markets.

Non-Interest Income
The Company's non-interest income is generated from four primary sources: cost-recovery fees related to deposit accounts, income derived from fiduciary activities, electronic banking revenues, and insurance commissions. Non-interest income (excluding securities transactions) from operations reached record levels in 1998, totaling $6,820,000, an increase of 14.3% compared to 1997. All non-interest income categories had strong growth compared to last year. Management continues to focus on non-interest income as a primary source of cost-recovery.

In 1998, account service charge income related to deposits increased
$351,000 (or 15.9%) to $2,553,000. Several factors contributed to this growth, including the West Virginia Banking Center Acquisition and its associated $121 million in deposits, which provided the base for increased fee income in the last six months of 1998. Approximately $255,000 (or 72.6%) of the Company's increase can be directly attributed to the deposits acquired in the West Virginia Banking Center Acquisition. The Company's fee income generated from deposits is based on the cost associated with relevant services provided.



The fee structure for investment and fiduciary activities is based primarily on the market value of assets being managed, which totaled approximately $551 million at year-end 1998, up approximately $30 million from the previous year-end. Income from fiduciary activities totaled $2,325,000, an increase of 6.8% compared to 1997. The Company continues to build on its leadership position in its markets and investment and fiduciary services will be a significant contributor to the Company's non-interest income streams.



Electronic banking, including ATM cards, direct deposit services, and debit card services, is one of the many product lines offered by the Company.
The recovery of costs through fees associated with these products and services is beginning to significantly impact the Company's non-interest income. For the year ended December 31, 1998, total fees related to electronic banking reached $596,000, up $120,000 (or 25.3%) compared to the same period last year. These increases are primarily due to revenues related to the Company's growing debit card program as well as non-customer activity in the Company's network of ATM's, which has caused a corresponding increase in ATM-related revenues.

In addition to traditional sources of non-interest income, the Company also has the capability to provide customer service through a complete line of insurance products. The Company's insurance subsidiaries, Northwest Territory Life Insurance Agency, Inc. and Northwest Territory Property and Casualty Insurance Agency, Inc. (the "Agencies"), which are part of First National Bank, provide full life and property insurance product lines to consumers in Ohio. In August 1998, these agencies were licensed by Ohio-based Motorists Mutual Insurance Company, MICO Insurance Company, and Motorists Life Insurance Company ("Motorists"). The Agencies offer a complete line of life and property and casualty products through Motorists, as well as investment products through Marketing One Securities, Inc. Commissions on insurance and securities operations generated revenues of $430,000 in 1998, up $91,000 (or 27.0%) compared to 1997, representing the
Company's largest percentage non-interest income increase.

Management will continue to explore new methods of enhancing non-interest income in the future. Both traditional and nontraditional financial service products are being analyzed for inclusion in the product mix currently being offered by the Company.

Gains (Losses) on Securities Transactions
In 1998, the Company recognized net gains on securities activity of $418,000 ($272,000 after taxes, or $0.05 per share), compared to a net loss on securities transactions of $28,000 a year earlier. For the year ended December 31, 1998, the Company had gains of $523,000, of which $516,000 related to an equity investment in a company that was acquired in a merger transaction. The Company reported losses on sales of securities of $105,000 from repositioning of the investment portfolio. Management does not expect similar gains or losses in 1999.


Non-Interest Expense
Several categories within non-interest expense were directly impacted by recent acquisitions and the related growth of non-interest expenses such as salaries and benefits, depreciation expense, intangible amortization, etc. Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for the Company in its strategic initiatives. For the year ended December 31, 1998, non-interest expense totaled $23,276,000, up $4,011,000 (or 20.8%) compared to 1997.

When comparing 1998 non-interest expense to 1997, it is important to consider the non-interest expense related to recent acquisitions. Acquisitions, and the related salaries and employee benefits and increased depreciation expense, comprise the majority of the increase in non-interest expense in 1998. Non-operational items also contributed to the increase in non-interest expense. In particular, amortization of intangibles totaled $2,093,000 (up $955,000) compared to $1,138,000 in 1997. This increase is due to completion in 1998 of the West Virginia Banking Center Acquisition as well as amortization expense related to December 1997's Gateway Bancorp Acquisition. The Company considers the impact of intangible amortization when evaluating potential acquisitions.

The Company's recent acquisitions also impacted non-interest expense in other areas, as the Company continues to expand its services and geographic areas served. Compared to 1997, salaries and benefits expense increased $957,000 (or 11.4%) to $9,315,000 in 1998. Recent acquisitions have increased the number of Company employees, primarily customer service associates in the acquired offices. At December 31, 1998, the Company had 362 full-time equivalent employees, compared to 314 full-time equivalent employees at year-end 1997. While salaries and benefit expense has increased on a gross comparison basis due to the many customer service associates retained in the West Virginia Banking Center acquisition and other recent acquisitions, management believes the human resources obtained in recent acquisitions will enable the Company to further penetrate its new markets, thereby optimizing customer service and return to shareholders.

Net occupancy expense, depreciation in particular, was impacted by recent acquisitions. In 1998, furniture and equipment expenses totaled $1,728,000, up $227,000 (or 15.1%) compared to 1997. Net occupancy expense totaled $1,597,000 in 1998, an increase of $300,000 (or 23.1%) compared to the previous year. These increases can be attributed primarily to the depreciation of the assets purchased in recent acquisitions (in particular the West Virginia Banking Center Acquisition), and completion of construction projects to full-service offices in Athens and Caldwell, Ohio; Ashland,
Kentucky; and Parkersburg, West Virginia.   Management believes the
increased investment in these offices enhances customer service capabilities in those markets, and will provide additional opportunities for increased market penetration. Increases are also due to growth in depreciation of additional expenditures on technology. The Company's increased investment in technology and other customer-service enhancements will also impact depreciation expense in the future.

Included in non-interest expense for year ended December 31, 1998, were one time expenses that management excludes from its assessment of operational efficiency. In late 1998, the Company prepaid approximately $20.3 million of FHLB borrowings to enhance net interest income, margin and other performance ratios, at a cost of $402,000 ($261,000 after taxes). In addition, the Company incurred $169,000 ($110,000 after taxes) of one time expense related to the conversion of the West Virginia Banking Centers. Expenses included purchase of new checks for the customers assumed in the West Virginia Banking Center Acquisitions, education of new associates, operational costs related to clearing items, telecommunications expense, etc. Also included in the $169,000 of nonrecurring expense were one-time costs related to market expansion in Parkersburg, West Virginia.

The Company and financial services industry use the efficiency ratio
(total non-interest expense less amortization of intangibles and nonrecurring items as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. Gains and losses on sales of investment securities and other nonrecurring and/or one-time charges are not included in the calculation of the Company's efficiency ratio. In 1998, the Company reported an efficiency ratio of 50.38%, an improvement of 68 basis points compared to 1997's 51.06%. Management expects the efficiency ratio to continue to improve modestly in 1999 due to recent strategic initiatives to leverage non-interest expense associated with market expansion.


Return on Assets
For the year ended December 31, 1998, return on average assets ("ROA") was 1.20%, compared to 1.29% in 1997. Increased income streams from recent acquisitions were offset by amortization of intangibles assumed in such purchases, resulting in lower ROA levels compared to previous periods. The Company's recent thrift acquisitions also affected ROA. In general, the thrift industry has historically performed at lower ROA levels than commercial banks.

The Company's ROA was challenged in 1998 due to the West Virginia Banking Center Acquisition and the Gateway Bancorp Acquisition, and its corresponding impact to the Company's balance sheet. Due primarily to recent acquisitions, the Company's average assets grew approximately $164 million to over $830 million for the year ended December 31, 1998, while net income did not proportionately increase.

In late 1998, the Company successfully employed recently acquired funds to an asset mix similar to the Company's mix before the West Virginia Banking Center Acquisition, in a manner consistent with acceptable return on investment. Management anticipates ROA will stabilize in 1999 and could be enhanced as the Company continues to shift the acquired funds into higher-yielding assets such as loans.


Return on Equity
The Company's return on average stockholders' equity ("ROE") was 12.21% in 1998 compared to 14.33% in 1997. ROE decreased in 1998 primarily due to issuance of approximately $15.35 million of capital stock (548,208 shares) for the purchase of Gateway Bancorp, Inc. in December, 1997. As a result, the increase in total equity had a significant impact on ROE for the year ended December 31, 1998. Management expects ROE in 1999 to improve as the Company continues to leverage the additional capital issued in the Gateway Bancorp Acquisition.

The Company and its banking subsidiaries are considered well-capitalized under regulatory and industry standards of risk-based capital (as discussed in Note 12 of the Notes to the Company's Consolidated Financial Statements) and has experienced growth through retention of increased earnings over the last several quarters.


Income Tax Expense
Federal income taxes increased from $4,099,000 in 1997 to $4,740,000 in 1998. The Company's effective tax rate for 1998 was 32.1%, compared to 32.3% in 1997. The modest decrease can be attributed to increases in tax-exempt income compared to the prior year. Management continues to explore new methods of reducing the Company's overall tax burden and has finalized an investment that should help manage the Company's tax burden.



Overview of the Balance Sheet
Total assets reached $880.3 million at December 31, 1998, up $122.1 million compared to year-end 1997. Asset growth can be attributed primarily to the assets and liabilities acquired in the West Virginia Banking Center Acquisition. Net cash received in the West Virginia Banking Center Acquisition was redeployed primarily into investment securities, which increased $61.3 million (or 35.2%) from year-end 1997 to $235.6 million at December 31, 1998. Loan demand in the Company's established markets, loans acquired through the West Virginia Banking Center Acquisition, and loans purchased from external sources combined to increase loan balances $45.2 million (or 8.8%) to $558.4 million at year-end 1998. Loan growth occurred primarily in the commercial loan area.

Total liabilities increased $114.9 million (or 16.9%) to $794.3 million at December 31, 1998. The majority of this growth occurred in the Company's total deposits, which increased $103.1 million (or 16.9%) to $714.2 million at December 31, 1998. Growth of the Company's funding sources occurred primarily due to funds acquired in the West Virginia Banking Center Acquisition. Increases in deposits for the Company occurred primarily in interest-bearing deposits, while non-interest bearing deposit balances grew $16.7 million (or 25.9%) to $80.9 million. Short-term borrowings totaled $32.5 million at December 31, 1998, a modest decrease from the previous year-end. Long-term borrowings, comprised primarily of FHLB borrowings with maturities greater than one year, increased $12.1 million (or 42.3%) to $40.7 million at December 31, 1998, due to strategic initiatives designed to leverage Peoples Bank FSB's strong equity position.

Stockholders' equity increased $7.2 million (or 9.1%) to $86.0 million at December 31, 1998. Equity growth occurred primarily through retention of earnings, as well as increases in the Company's net unrealized gain on available for sale securities. At December 31, 1998, the Company had a treasury stock balance of 52,031 shares, or $1.8 million, due to purchases in 1998 and the adoption of a deferred compensation plan that permits the Company's directors to purchase the Company's stock through an established trust. At December 31, 1997, the Company had no treasury shares. Stockholders' equity as a percent of total assets was 9.77% at year-end
1998, down from 10.40% at December 31, 1997, as the Company leveraged its capital base through the West Virginia Banking Center Acquisition. Please see the Consolidated Statements of Stockholders' Equity found on page 14 in this Report for additional information regarding the changes in stockholders' equity.


Cash and Cash Equivalents
The Company's cash and cash equivalents totaled $40.1 million at December
31, 1998, an increase of $1.3 million compared to year-end 1997.   The
Company's balances of cash and cash equivalents, particularly federal funds sold, were higher than normal during the last six months of 1998 due to excess funds acquired in the West Virginia Banking Center Acquisition. By year-end 1998, the Company had successfully employed those excess funds into higher-yielding assets such as loans and investments.

Management believes the current balance of cash and cash equivalents adequately serves the Company's liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs. Management believes the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable the Company to meet cash obligations and off-balance sheet commitments as they come due.


Investment Securities
Investment securities totaled $235.6 million at year-end 1998, up $61.3 million (or 35.2%) compared to December 31, 1997. Growth was funded in 1998 primarily by the deposits acquired in the West Virginia Banking Center Acquisition.

All of the Company's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the Company in terms of selling securities as well as interest rate risk management opportunities. At December 31, 1998, the amortized cost of the Company's investment securities totaled $230.0 million, resulting in unrealized appreciation in the investment portfolio of $5.5 million and a corresponding increase in the Company's equity of $3.6 million.

As a direct result of growth in funding sources in recent periods, several categories of investments within the portfolio have experienced significant growth. Investments in mortgage-backed securities increased $28.4 million
(or 37.1%) to $104.8 million at December 31, 1998.   Due primarily to
investments in trust preferred securities with attractive yields, investments in corporate and other securities totaled $35.0 million, up $14.8 million (or 73.4%) since December 31, 1997. Investments in obligations of states and political subdivisions totaled $45.5 million at year-end 1998, an increase of $19.8 million (or 77.1%) since year-end 1997. The Company's balances in US Treasury securities and obligations of US government agencies and corporations remained relatively unchanged since year-end 1997. Management expects current balances of investment securities to modestly shrink in 1999 due to anticipated loan demand and the shifting of maturing investments to higher-yielding assets.

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


Loans
The Company's lending is primarily focused in central and southeastern Ohio, northern West Virginia, and northeastern Kentucky markets, and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending.

Loans totaled $567.9 million at December 31, 1998, an increase of $46.3 million (or 8.9%) compared to year-end 1997. Growth occurred internally in the Company's existing markets and also from other sources, such as $8.3 million of loans purchased in the West Virginia Banking Center Acquisition and $11.8 million of commercial loans purchased from an unrelated financial institution in the fourth quarter of 1998.

Real estate loans to the Company's retail customers continue to be the largest portion of the loan portfolio, comprising 41.1% of the Company's total loan portfolio. Real estate mortgage loans totaled $233.6 million at December 31, 1998, up $4.9 million (or 2.1%) since year-end 1997. As the Company blends its recent acquisitions into its core operations, certain changes in loan mix will naturally occur. The Company experienced growth in the home equity credit lines ("Equilines"). At December 31, 1998, Equiline balances totaled $20.3 million, up $3.2 million (or 18.7%) since year-end 1997. The Company's Equiline growth was due primarily to special fixed Equiline rate offers in its markets. Management believes the Equiline product is a competitive product with an acceptable return on investment, after risk considerations. Residential real estate lending continues to represent a significant focus of the lending activities due to the lower risk factors associated with these types of loans and the opportunity to provide additional products and services to these consumers at attractive combined returns.

Lending activity in the Company's northeastern Kentucky markets has historically centered on real estate loans. Management expects to continue to penetrate those local markets in 1999, seeking opportunities to sell additional lending and deposit products. Mortgage lending will remain a vital part of the Company's lending operation due to the programs offered to customers, who continue to seek quality real estate loan products in a competitive environment.

The largest loan growth category for the Company in 1998 was commercial, financial, and agricultural loans ("commercial loans"), which increased $53.5 million (or 33.6%) to $212.5 million. Economic conditions in the Company's markets have provided quality credit opportunities, in particular, southeastern Ohio and central Ohio. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards. Management expects commercial loan demand to continue to be strong in several of the Company's markets throughout 1999.

In an effort to redeploy acquired funding sources and reallocate the Company's mix of earning assets to an allocation similar to previous reporting periods, the Company purchased $11.8 million of commercial loans in the fourth quarter of 1998. The majority of these loans are collateralized by real estate and are outside of the Company's geographic markets.

Consumer lending also continues to be a vital part of the core lending of the Company. In 1998, consumer loan balances decreased $2.8 million
(or 2.5%) to $111.5 million. The majority of the Company's consumer loans are indirect loans to consumers who purchase vehicles and similar items at sales locations in the Company's market areas. At December 31, 1998, the Company had indirect loan balances of $65.3 million, a decrease of $5.0 million since year-end 1997, as pressures to grow this segment of the business continue to increase in the highly competitive market for indirect lending. Management is pleased with the recent performance of the Company's indirect loan portfolio, which can be attributed to the Company's commitment to quality customer service and a tiered pricing system that enables the Company to apply interest rates based on the corresponding risk associated with the indirect loan. Although consumer debt delinquency is increasing in the financial services industry (due mostly to credit card debt), management's recent actions to reinforce the Company's pricing system and underwriting criteria have tempered delinquencies and caused a modest decrease in new indirect loan generation. Management plans to continue its focus on usage of this tiered system combined with controlled growth of the indirect lending portfolio in 1999.

The Company's credit card balances at year-end 1998 were $6.8 million, a
decrease of $0.4 million compared to December 31, 1997.   The credit card
industry is highly competitive, which has caused modest declines in the Company's credit card balances. Management will continue to evaluate new opportunities to serve our credit card customers, but will not assume additional unnecessary risk for the sake of growth.

The offices acquired in the West Virginia Banking Center have generated nearly $6 million in additional loan balances since the end of the second quarter of 1998. Management is pleased with the loan growth momentum in these new offices and expects loan activity to continue to be strong in those markets in 1999.


Loan Concentration
The Company does not have a concentration of its loan portfolio in any one industry. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $243.9 million (or 42.9%) of total loans, compared to $248.2 million at year-end 1997. At December 31, 1998, commercial, financial, and agricultural loans totaled $212.5 million (or 37.4%) of outstanding loans, up from $159.0 million (or 30.5% of loans) at year-end 1997.

The Company's lending is primarily focused in the local southeastern Ohio market and contiguous mid-Ohio valley areas. The Company's loan mix principally consists of retail lending, which includes single-family residential mortgages and other consumer loan products.

The Company's largest concentration of commercial loans are credits to lodging and lodging related companies, which comprise approximately 10% of the Company's outstanding commercial loans at December 31, 1998 and 8% at December 31, 1997. These lending opportunities have arisen because of the recent growth in the lodging industry and the need for additional travel related services in certain areas in or contiguous to the Company's markets, as well as the Company's ability to respond to the needs of customers in this segment of the economy. The credits have been subjected to the Company's normal commercial loan underwriting standards and do not present more than the normal amount of risk assumed in other types of lending.
In addition to loans to lodging and lodging related companies, one of the Company's largest groups of commercial loans consists of automobile dealer floor plans, which totaled 7% of the Company's outstanding commercial loans at December 31, 1998 and 12% at December 31, 1997.


Allowance for Loan Losses
The loan portfolio analysis on pages 36 and 37 presents in detail an analysis of the Company's loan portfolio, the allowance for loan losses, loan chargeoffs and recoveries by type of loan, and an allocation of the allowance for loan losses by major loan type.

Management continually monitors the loan portfolio through its Loan Review Department and Loan Loss Committee to determine the adequacy of the allowance for loan losses. This formal analysis determines the appropriate level of the allowance for loan losses, allocation of the allowance among loan types and the adequacy of the unallocated component of the allowance. The portion of the allowance allocated among the various loan types represents management's estimate of expected losses based upon specific allocations for individual lending relationships and historical loss experience for each category of loans. The individual loan reviews are based upon specific qualitative and quantitative criteria, including the size of the loan and loan grades below a predetermined level. The historical experience factor is based upon historical loss experience, trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets.

Allowances for homogeneous loans (such as residential mortgage loans, credit cards, personal loans, etc.) are collectively evaluated upon historical loss experience, trends in losses and delinquencies, the growth of loans in particular markets, and known changes in economic conditions in the particular lending markets.

The unallocated portion of the allowance is based upon management's assessment of qualitative risk factors that may not be evident in the Company's historical experience, such as, but not limited to, changes in specific markets in both competition for loans and local economies. This assessment involves a high degree of management judgment as well as higher amounts of uncertainty. Assessment of the adequacy of the allowance is a dynamic process that requires management to continually refine the process as markets, economic conditions, and the Company change. Differences between actual loss experiences and estimated events are compared on a quarterly basis, allowing management to regularly modify loss provisions as deemed appropriate based on market conditions and other factors previously described.

The results of this analysis at December 31, 1998 indicate allocations to specific lending categories that are not significantly different from the prior year. The increase in the amount allocated to the commercial category results from recent increases in the Company's commercial loans outstanding. The amount allocated to the remaining categories and the unallocated portion reflect the growth in the portfolios and changes in economic conditions. Management expects 1999's quarterly loan loss provision to be consistent with recent quarters.

The Company's consumer loan chargeoffs decreased $0.2 million (or 1.5%) to $1.6 million in 1998 due to decreased credit card chargeoffs and direct personal loan chargeoffs. Management will continue to monitor the performance of the consumer loan portfolio and focus efforts on improving experience and reducing losses. Real estate and commercial loan net chargeoffs were insignificant in 1998, demonstrating the quality of the portfolios.

Nonperforming loans (those loans classified as nonaccrual, 90 days or more past due, and other real estate owned) as a percentage of outstanding loans were 0.28% at December 31, 1998, compared to 0.33% at December 31, 1997. Nonaccrual loans and those loans 90 days past due totaled $687,000 and $495,000, respectively, at year-end 1998, compared to $1,220,000 and $462,000, respectively, at year-end 1997. Other real estate owned totaled $396,000 at year-end 1998 compared to $19,000 at December 31, 1997. Management believes the current level of nonperforming loans is below peer group levels and is a reflection of the overall quality of the Company's loan portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of potential impaired loan losses is generally based on the present value of expected future cash flows discounted at the loan's historical effective interest rate, or the fair value of the collateral if the loan is collateral dependent. If foreclosure is probable, impairment loss is measured based on the fair value of the collateral. At December 31, 1998, the Company had an insignificant amount of loans that were considered impaired. Management will continue to monitor the status of impaired loans, including performing and non-performing loans. The allowance for loan losses is deemed to be adequate to absorb losses inherent in the portfolio at December 31, 1998.


Funding Sources
The Company considers deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Company and the expansion of the deposit base through acquisition in 1998 sustained the asset growth of the Company. In 1998, total deposits grew $103.1 million (or 16.9%) to $714.2 million, with the majority of the growth occurring in interest-bearing deposits. The West Virginia Banking Center Acquisition provided the Company with additional funding sources of $121.0 million ($11.3 million in non-interest bearing demand deposit balances) and experienced minimal runoff of those deposit balances following the completion of the acquisition.

In 1998, the Company implemented regional pricing among its Peoples Bank banking centers, which permitted management to maintain interest cost structures in the markets entered via the West Virginia Banking Center Acquisition. Management believes regional pricing has provided the opportunity to maintain and improve results of operations.

In 1998, the Company's average time deposit balances increased $44.4 million (or 16.0%) to $321.9 million. The Company continues to offer time deposit "specials" to customers in its established markets. In 1998, a 7-month time deposit special was offered to retain maturing short-term time deposits as well as provide a competitive product in the Company's markets. In late 1998 and early 1999, the Company began offering a 15-month time deposit special. Management expects CD's to continue to be a vital funding source for the Company in the future.

On a percentage basis, the largest growth component for the Company in 1998 occurred in interest-bearing transaction accounts, which increased $41.6 million (or 32.9%) to $168.0 million. The Company continues to offer special "relationship accounts" (both non-interest bearing and interest-bearing) based on deposits in other products such as CD's or IRA's. Management believes that the deposit base remains the most significant funding source for the Company and will continue to concentrate on non-interest bearing deposit growth and maintaining adequate net interest margin to meet the Company's strategic goals.

In addition to traditional deposits, the Company accesses both short-term and long-term borrowings to fund its operations and investments. The Company's short-term borrowings consist of federal funds purchased, corporate deposits held in overnight repurchase agreements, and various
FHLB borrowings. Short-term borrowings at December 31, 1998, totaled $32.5 million compared to $32.6 million at year-end 1997. The largest component of short term borrowings at year-end 1998 was balances in corporate deposits in repurchase agreements, which totaled $31.7 million compared to $30.7 million at year-end 1997.

At December 31, 1998, the Company had a balance of $0.7 million in short-term FHLB borrowings, down $1.0 million compared to prior year-end. In general, the Company accesses this funding source at various times to meet liquidity needs as they arise, and will continue to access short-term FHLB borrowings as necessary in the future.

In addition to traditional deposits and short-term borrowings, the Company continues to maintain long-term borrowings from the FHLB. This allows the Company to obtain reliable funds at fixed and indexed rates for longer periods of time than other traditional deposit products, creating the opportunity to match longer term fixed rate mortgages and other extended-maturity asset commitments against a similar funding source.
Total long-term FHLB advances were $38.0 million at year-end 1998, a net increase of $12.4 million (or 48.4%) since year-end 1997. The increase in funds was used primarily to fund growth strategies designed to leverage the strong capital position of Peoples Bank FSB. In the second half of 1998, the Company prepaid $20.3 million of its long-term FHLB borrowings, of which $18.8 million were subject to prepayment penalties. The Company replaced $20 million of the prepaid FHLB advances with borrowings designed to enhance future performance. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.

The Company also has a long-term borrowing with an unaffiliated financial institution. The original borrowing was $3.0 million and was used to finance an acquisition in early 1997. At December 31, 1998, the balance was $2.7 million. Principal payments began in 1998 and continue semi-annually over the next three years.


Capital/Stockholders' Equity
During the year-ended December 31, 1998, the capital position of the Company grew approximately $7.2 million (or 9.1%) to $86.0 million. In 1998, the Company had net income of $10.0 million and paid dividends of $3.1 million, a dividend payout ratio of 30.38% of earnings, compared to a ratio of 30.53% in 1997. Management believes recent dividends represent an acceptable payout ratio for the Company and anticipates similar payout ratios in future periods through quarterly dividends.

Equity growth was affected in 1998 by the adjustment for the net unrealized holding gain on available-for-sale securities which increased $1.2 million, net of deferred income taxes, (or 51.5%) to a net gain of $3.6 million at year-end 1998. Recent decreases in interest rates, combined with increased purchases of investment securities in early 1998, have combined to cause the gap to grow between the amortized cost and estimated fair value of the Company's investment portfolio, resulting in a corresponding increase to the Company's equity. Since all of the investment securities in the Company's portfolio are classified as available-for-sale, both the investment and equity sections of the Company's balance sheet are more sensitive to the changing market values of investments.

The Company has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning the Company's risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements. At December 31, 1998, the Company's and each of its banking subsidiaries' risk-based capital ratios were above the minimum standards for a well-capitalized institution. The Company's risk-based capital ratio of 11.95% at December 31, 1998, is well above the well-capitalized standard of 10%. The Company's Tier 1 capital ratio of 10.54% also exceeded the well-capitalized minimum of 6%. The Leverage ratio at year-end 1998 was 7.08% and was also above the well-capitalized standard of 5%.

In 1998, the Company's risk-based capital ratios dipped slightly due to strategic leveraging of the Company's equity base, which increased significantly in late 1997 related to the Gateway Bancorp Acquisition. The Company's capital ratios provide quantitative data demonstrating the strength and future opportunities for use of the Company's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Company and each of its banking subsidiaries as part of its strategic decision process.

In June, 1998, the Company implemented a formal plan to purchase treasury shares for use in its stock option plans. The announcement superseded a previously announced stock repurchase plan and serves as the basis for treasury purchases in anticipation of the Company's projected stock option exercises.

The stock repurchase plan is based upon specific criteria related to market prices and the number of shares expected to be issued under the Company's stock option plans. In each of the second, third, and fourth quarters of 1998, the Company purchased 15,000 treasury shares at an average price of $29.50 per share. Purchases totaled $1.3 million in 1998.

Management expects to purchase similar share amounts in future quarters for use in its stock option plans. Future changes, if any, to the Company's systematic share repurchase program may be necessary to respond to the number of shares expected to be reissued for the Company's stock option plans. The Company intends to fund future treasury share purchases with internally generated sources in the short-term or external borrowings as needed.

In early 1998, the Company initiated the Peoples Bancorp Inc. Deferred Compensation Plan ("DCP") for the directors of the Company and its subsidiaries, which is designed to recognize the value to the Company of the past and present service of its directors and encourage their continued service through implementation of a deferred compensation plan. The DCP allows directors to defer the fees earned for their service as Company and subsidiary directors into deferred accounts which are either invested in the Company's common stock or a time deposit, at the specific director's discretion at the time of entering the DCP. As a result and in accordance with accounting regulations, the balances invested in Company stock in such accounts are reported as treasury stock in the Company's financial statements. At December 31, 1998, the Company owned $0.7 million of
Company stock related to the DCP, which reduces the equity balance of the Company. Management does not expect the DCP to have a material impact on future financial statements or results of operations for the Company.

As a result of treasury stock purchases net of reissuances, as well as DCP activity, the Company had a treasury stock balance of $1.8 million at year-end 1998. At December 31, 1997, the Company owned no treasury shares. Primarily due to DCP activity, management expects the Company's treasury stock balance to continue to modestly increase in the future.


Liquidity and Interest Rate Sensitivity
The objective of the Company's Asset/Liability Management function is to maintain consistent growth in net interest income within the Company's policy guidelines. This objective is accomplished through management of the Company's balance sheet liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels, and customer preferences.

The goal of liquidity management is to provide adequate funds to meet changes in loan demand, normal deposit balance fluctuations, or any potential unexpected deposit withdrawals. This goal is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities along with consistent core deposit growth, and the availability of unused capacity to purchase funds in the national money markets. At December 31, 1998, the Company had $45 million in securities and other short-term investments maturing within one year compared to $57 million at year-end 1997. Additional asset liquidity is provided by the remainder of the securities portfolio and securitizable loan assets. Cash provided by operating activities of $13.3 million during the year ended December 31, 1998 was offset by outflows from net investing activity of $2.2 million and
from financing activity of $9.8 million.   The Company employs a practice of
maintaining core deposits as the primary means of funding interest-earning assets. This emphasis results in the majority of interest earning assets being funded by core deposit liabilities. As a matter of strategy rather than policy, the Company prefers to maintain a position of excess funds to sell in the open market.

As a supplement to deposit funding, the Company has access to a variety of other short-term and long-term funding sources. The Company utilizes the Federal Home Loan Bank as a funding source, taking advantage of the attractive funding alternatives offered when appropriate. The Company maintains relationships with other correspondent institutions that can serve as a funding source as well.

The Company has a strategic plan to address the contingency for extraordinary demands on liquidity due to the Year 2000 ("Y2K") phenomena. The essence of the plan will be to ensure the adequacy and availability of a variety of sources of liquidity. Securing the availability of the Federal Reserve Bank Discount Borrowings for the subsidiaries of the Company will be a primary part of the plan. Also, the Company plans, as much as is reasonably possible, to accumulate cash and near cash assets to meet or exceed the potential need of additional liquidity. Additionally, the Company intends to review current correspondent relationships, as well as seek additional such relationships to provide diverse sources of liquidity. A proactive campaign to allay concerns customers may have for potential problems arising from the century date change will complement the Y2K liquidity contingency plan.

The Company manages interest rate risk to minimize the impact of fluctuating interest rates on earnings. The Company uses simulation techniques which attempt to measure the volatility of changes in the level of interest rates, basic banking interest rate spreads, the shape of the yield curve, and the impact of changing product growth patterns. The primary method of measuring the sensitivity of earnings to changing market interest rates is to simulate expected cash flows using varying assumed interest rates while also adjusting the timing and magnitude of non-contractual deposit repricing to more accurately reflect anticipated pricing behavior. These simulations include adjustments for the lag in prime loan repricing and the spread and volume elasticity of interest-bearing deposit accounts, regular savings, and money market deposit accounts. The principal function of interest rate risk management is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates. The Company closely monitors the sensitivity of its assets and liabilities on an on-going basis and projects the effect of various interest rate changes on its net interest margin. Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or reprice within a designated time-frame. The difference between rate sensitive assets and rate sensitive liabilities for a specified period of time is known as "gap".

To aid in interest rate management, the Company uses FHLB advances as a low risk means of matching maturities of earning assets with interest bearing funds to achieve a desired interest rate spread over the life of the earning assets. Additionally, the Company considers the use of certain off-balance sheet instruments such as interest rate caps, floors, and swaps, to further aid interest rate risk management. As shown in the table, the Company currently has two such off-balance sheet instruments. These instruments, known as interest rate floors, will provide income to the Company should a selected market interest rate decline below a preset level specified in the transaction agreement. The intent of this type of instrument is to provide additional income stability to the Company should there be a dramatic decline in interest rate. Off-balance sheet instruments are an important tool for effective interest rate risk management. The Company continuously evaluates the current off-balance sheet positions and the need for additional interest rate management tools. As demonstrated in the past, the Company will use these instruments whenever appropriate.

In addition to gap analysis, management also analyzes the impact of maturing assets and liabilities relative to the interest rates on those products.
The following table provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For loans, investment securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted average interest rates by contractual maturities as well as estimated prepayments of residential mortgages and mortgage-backed securities. For core deposits (non-interest bearing demand deposits, interest-bearing checking accounts, and savings accounts) that have no contractual maturity, the following table presents principal cash flows, and, as applicable, related weighted average interest rates based on the Company's historical experience and statistical analysis. For interest rate floors, the table presents notional amounts (as described in previous sections) and weighted average interest rates by contractual maturity date.
A fundamental difference between the following table and traditional
"static gap" analysis is that the following table presents the financial instruments based on the date of expected cash flows while a static gap analysis only focuses on the repricing characteristics of the financial instruments.


Principal/Notional Amount Maturities at December 31, 1998:


                                                                                                                 Fair
                        (Dollars in Thousands)                                           There-                 Value
                                    1999       2000        2001     2002        2003     after       Total     12/31/98
Rate sensitive assets:
----------------------
Fixed interest rate loans         $ 71,030   $ 49,379   $ 32,824   $ 20,529   $ 13,119   $ 53,647   $240,528   $247,431
    Average interest rate            9.66%      9.64%      9.45%      9.99%      9.92%      9.26%      9.58%
Variable interest rate loans      $ 96,747   $ 35,737   $ 30,532   $ 25,379   $ 22,876   $116,118   $327,389   $327,389
    Average interest rate            9.03%      8.07%      8.10%      8.13%      8.15%      8.11%      8.38%
Total loans                                                                                         $567,917
Fixed interest rate securities    $ 28,446   $ 12,893   $ 14,211   $ 16,248   $ 13,847   $121,538   $207,183   $207,183
    Average interest rate            6.04%      6.07%      5.90%      6.05%      6.01%      5.95%      5.98%
Variable interest rate securities $  2,937   $  5,478   $  3,890   $    370   $  1,198   $ 14,513   $ 28,386   $ 28,386
    Average interest rate            6.34%      6.06%      6.68%      7.04%      6.73%      7.08%      6.74%
Total securities                                                                         $235,569
Other interest-bearing assets     $ 14,050                                               $ 14,050   $ 14,050
    Average interest rate            3.83%                                                  3.83%
-----------------------------------------------------------------------------------------------------------------------

Rate sensitive liabilities:
---------------------------
Non-interest bearing checking     $ 22,648   $ 12,941   $  9,706   $  3,235   $  8,655   $ 23,699   $ 80,884   $ 80,884
    Average interest rate
Savings                           $ 15,847   $  7,924   $  7,924   $ 11,885   $  5,943   $ 49,521   $ 99,044   $ 99,044
    Average interest rate            2.42%      2.42%      2.42%      2.42%      2.42%      2.42%      2.42%
Interest bearing checking         $ 24,049   $ 51,960   $ 24,050   $  8,017   $ 19,641   $ 72,702   $200,419   $200,419
    Average interest rate            3.45%      4.22%      3.45%      3.45%      3.45%      3.45%     3.65%
Time deposits                     $265,487   $ 44,962   $ 14,331   $  3,923   $  3,881   $  1,237   $333,821   $334,803
    Average interest rate            5.26%      5.29%      5.51%      5.49%      5.23%      4.51%      5.27%
Total deposits
                                                        $714,168
Fixed interest rate borrowings    $    159   $     27   $     28   $     29   $     31   $ 37,821   $ 38,095   $ 36,686
    Average interest rate            4.70%      4.06%      4.06%      4.06%      4.06%      4.86%      4.86%
Variable interest rate borrowings $ 35,083                                                          $ 35,083   $ 35,083
    Average interest rate            4.77%                                                             4.77%
Total borrowings                                                                                    $ 73,178
-----------------------------------------------------------------------------------------------------------------------

Rate sensitivity liabilities:
-----------------------------
Interest rate floors purchased    $ 10,000   $ 10,000                                                $ 20,000  $    104
    Average strike rate              5.50%      5.25%
    Forward rate                     5.06%      5.06%
========================================================================================================================



Principal/Notional Amount Maturities at December 31, 1997:




                                                                                                                Fair
                                                                                         There-                 Value
 (Dollars in Thousands)             1998       1999        2000     2001        2002     after      Total      12/31/97

Rate sensitive assets:
----------------------
Fixed interest rate loans         $ 68,336   $ 39,449   $ 27,989   $ 18,117   $ 11,045   $ 41,245   $206,181   $208,504
    Average interest rate            9.35%      9.78%      9.49%      9.87%      9.76%      9.23%      9.48%
Variable interest rate loans      $104,969   $ 31,063   $ 25,710   $ 21,797   $ 18,660   $113,190   $315,389   $315,389
    Average interest rate           10.11%      8.43%      8.39%      8.44%      8.39%      8.59%      9.04%
   Total loans                                                                                      $521,570
Fixed interest rate securities    $ 39,252   $ 13,407   $ 14,471   $  6,292   $ 12,213   $ 74,683   $160,318   $160,318
    Average interest rate            6.12%      6.61%      6.28%      6.30%      6.56%      6.62%      6.45%
Variable interest rate securities $    202   $  2,412   $    590   $  5,861   $    505   $  4,403   $ 13,973   $ 13,973
    Average interest rate            6.31%      7.65%      7.76%      6.94%      7.34%      7.07%      7.14%
Total securities                                                                                    $174,291
Other interest-bearing assets     $ 17,358                                                          $ 17,358   $ 17,358
    Average interest rate            6.50%                                                             6.50%
-----------------------------------------------------------------------------------------------------------------------

Rate sensitive liabilities:
---------------------------
Non-interest bearing checking     $ 17,984   $ 10,277    $  7,707   $  7,129  $  5,010   $ 16,122   $ 64,229   $ 64,229
    Average interest rate
Savings $14,489 $7,244  $7,244    $  7,878   $  6,339    $ 47,360   $ 90,554  $ 90,554
    Average interest rate            3.10%      3.10%       3.10%      3.10%     3.10%      3.10%      3.10%
Interest bearing checking         $ 15,829   $ 37,395    $ 15,829   $ 12,003  $ 10,684   $ 40,166   $131,906   $131,906
    Average interest rate            3.38%      4.29%       3.38%      3.38%     3.38%      3.38%      3.54%
Time deposits   $224,715          $ 78,199   $ 10,638    $  6,496   $  3,740  $    630   $324,418   $325,086
    Average interest rate            5.49%      5.81%       5.62%      6.00%     5.46%      4.60%      5.58%
Total deposits                                                                                      $611,107
Fixed interest rate borrowings    $  9,886   $  3,681    $  3,752   $  2,837  $  2,818   $  4,185   $ 27,159   $ 27,259
    Average interest rate            6.04%      6.14%       6.17%      6.05%     6.05%      6.46%      6.14%
Variable interest rate borrowings $ 33,979                                                          $ 33,979   $ 33,979
    Average interest rate            5.05%                                                             5.05%
Total borrowings                                                                                    $ 61,138
-----------------------------------------------------------------------------------------------------------------------

Rate sensitive derivative financial instruments:
------------------------------------------------
Interest rate floors purchased    $ 20,000   $ 10,000    $ 10,000                         $40,000 $101
    Average strike rate              7.00%      5.50%       5.25%
    Forward rate                     5.81%      5.81%       5.81%
=======================================================================================================================




The preceding tables represent the Company's best estimates of future cash flows from rate sensitive assets and liabilities. While this table represents several significant changes in cash flow estimates for assets and liabilities in maturity periods exceeding five years, the increases in fixed rate loan and fixed rate investment securities maturing in 2004 and beyond reflect investment decisions that were driven by simulation modeling which indicated an asset sensitive balance sheet. Consequently, additional emphasis was placed on adding fixed rate assets, which also resulted in extended cash flow cycles to reduce the potential earnings impact of a declining rate environment. In addition, several fixed rate liability categories also reflect increases in extended cash flow characteristics. While the underlying instruments have longer contractual maturities, certain repricing options, if exercised by the creditor, would result in a corresponding option to the Company to repay the borrowing. Management intends to actively manage the corresponding impact of these extended cash flow characteristics as a part of the regular review and actions of the ALCO.

The Company employs a variety of measurement techniques to identify and manage its interest rate risk exposure. Evaluation and review of the techniques, tools, and assumptions used in assessing the Company's interest rate risk is an ongoing process.

Effects of Inflation on Financial Statements
Substantially all of the Company's assets relate to banking and are monetary in nature. Therefore, they are not impacted by inflation in the same manner as companies in capital intensive industries. During a period of rising prices, a net monetary asset position results in loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In banks, monetary assets typically exceed monetary liabilities and therefore, as prices have increased over the past year, financial institutions experienced a modest decline in the purchasing power of their assets.


Outlook for 1999
Recent financial data reflects enhanced operational results achieved through a combination of external growth and optimization of core competencies of customer service and community presence. In addition, management has identified and will continue to analyze key performance areas which quantitatively measure the relative performance of the Company compared to prior year results.

Management is pleased with the recent conversion of the offices acquired in the West Virginia Banking Center Acquisition. The successful transition of these offices bolstered loan activity with minimal loss of deposits. The new offices are a natural extension of the Company's presence in the mid-Ohio Valley and leverage the Company's equity position for 1999 and beyond. The Company expects to continue its investment in the new geographic markets through loans and other community reinvestment activities. Future loan growth is also anticipated as the Company continues to expand its relationship with selected customers outside traditional geographic markets.

Management plans to continue recent momentum of non-interest income growth from various sources. The retention of the deposits acquired in the West Virginia Banking Center Acquisition represents an additional opportunity to provide superior customer service and strengthen the Company's position in those markets. One of the Company's priorities in 1999 will be the management and direction of the West Virginia Banking Center Acquisition offices with existing full-service banking centers to create a united financial service provider for the customers of Mason and Wetzel Counties in West Virginia and surrounding areas of West Virginia and Ohio. Management expects to enhance non-interest income streams in 1999 related to the acquired deposits and associated cost-recovery fees of those deposits.

In January 1999, Peoples Bank announced intentions to open three sales offices in Wal-Mart stores located in West Virginia (in the communities of New Martinsville, Vienna, and Parkersburg). The Peoples Bank sales offices will be located in the front of each Wal-Mart store near the customer service area and will offer new deposit accounts, loans, insurance products, investment services, Internet access, ATM access, and more. Peoples Bank will open its New Martinsville Wal-Mart sales office in April, 1999; the Vienna (near Parkersburg) Wal-Mart is scheduled to open in the third quarter of 1999; and the south Parkersburg Wal-Mart is scheduled to be completed near the end of 1999. It is anticipated that the Peoples Bank sales office openings in the Vienna and Parkersburg Wal-Marts will coincide with the grand opening of each store.

The three new offices will increase Peoples Bank's visibility in its West Virginia markets and give the Company's team of personal bankers better access to an increased number of shoppers compared to a traditional banking center. The new Wal-Mart locations will complement the Company's existing full-service banking centers in New Martinsville and Parkersburg, as well as provide additional locations to Peoples Bank's customers in the greater Parkersburg area, particularly through the Vienna store. Management believes these new sales centers will be catalysts for 1999's sales and customer service efforts and a focal point for future banking centers. Rather than traditional banking offices, the Wal-Mart locations will be full-service 'electronic' sales centers, with an emphasis on selling products that meet the customers' financial needs combined with electronic transaction capabilities and access to customer accounts.

Mergers and acquisitions remain a viable strategic option for the continued growth of the Company's operations and scope of customer service. Future acquisitions, if they occur, may not be limited to specific geographic location or proximity to current markets. Management will focus its energies on review and research of possible mergers, consolidations, or banking center purchases as a means of acquiring sales centers that complement existing Peoples Bancorp locations and sales strategies. Ultimately, acquisitions will depend upon financial service opportunities that complement the Company's core competencies and strategic intent. Management considers mergers and acquisitions to be a viable method of enhancing the Company's earnings potential and will continue to pursue appropriate business opportunities as they develop.

In conjunction with recent acquisitions and market expansion, management continues to focus on operational efficiency as a method of increasing shareholder value. As a means of increasing the Company's operating efficiency and leverage available resources, the Company merged its federal savings banks into a single unit effective January 1, 1999. The merger provided an opportunity to unite the Company's Kentucky operations and optimize the operating efficiency, profit potential, and capital positions of the resulting entity. In 1999, management will continue to focus efforts to enhance profitability of its southernmost operations through increased product offerings, commitment to development of a non-interest bearing deposit base, and other customer service possibilities.

In addition to operating efficiency, management focuses on increasing future non-interest revenue streams to lessen the Company's dependency on net interest income as the primary driver of future net income. In 1998, net interest income increased as a percentage of total revenues due to the West Virginia Banking Center Acquisition. In future periods, management will focus on methods to enhance earnings potential through optimization of customer relationships through an integrated sales process.

Integration of the Company's many sales processes, products, and services will be the cornerstone of 1999's focus. Management will concentrate on a marketing program based on establishing brand awareness of the Company in its markets. The Company's insurance capabilities are an integral part of future earnings streams and should reach break-even levels in 2000, and gradually increase profitability thereafter. Management will continue to research alternative methods of enhancing non-interest income streams, such as electronic banking revenues, low income housing tax credits, and other investments.

Management concentrates on several key performance indicators to measure and direct the performance of the Company. While past results are not an indication of future earnings, management believes the Company is positioned to capitalize on its recent growth and enhance future performance levels through integrated sales techniques and commitment to strategic initiatives designed to increase shareholder value.


Impact of the Year 2000 Issue
The Company intends this information to constitute notice under the Year 2000 Information and Readiness Disclosure Act as a "Year 2000 Readiness Disclosure".

Many companies across various industries have dedicated efforts to analyze the much-publicized "Year 2000" issue (or "Y2K"), which is the result of computer programs written using two digits rather than four to define the applicable year. Computer programs or hardware which have date-sensitive software or embedded chips may recognize a date of "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, the inability to process transactions or engage in similar normal business activities.

As discussed further below and based on assessments completed by the Company, portions of the Company's software and hardware systems have been modified, updated, or replaced so that those systems will properly utilize dates beyond December 31, 1999. Management believes its assessment and resulting remediation measures have mitigated the Y2K issue and ensured Y2K compliance in regards to mission-critical applications, including customer service related hardware and software systems (except certain ATM's, which are to be updated in April, 1999).

Management has implemented plans to address Y2K issues and the impact to the Company's business, operations, and relationships with customers, suppliers, and other third parties. The Company primarily relies on third party vendors for all critical processing systems software. Based on management's assessments, the Company replaced certain portions of its software and worked with software vendors so that those systems would properly utilize dates beyond December 31, 1999. Management presently believes with these recent modifications, combined with replacement of certain existing ATM hardware and software, the Y2K issue will be mitigated.

Since the Company offers fiduciary services, management has conducted a review of these services to identify potential liabilities. Management continues to take appropriate action to manage identified exposure in order to fulfill its responsibilities to fiduciary clients and to observe the standards of prudence set forth in applicable laws and regulations.

Management plans to resolve the Y2K issue in five phases as follows: awareness, assessment, renovation, validation, and implementation. To date, the Company has completed its assessment of all material systems which could be affected by the Y2K issue and addressed the extent to which its operations are vulnerable should its software fail to be Y2K compliant. The completed assessment indicates most of the Company's significant information technology systems could be affected. Banking regulators have issued guidelines and deadlines detailing what they expect financial institutions to do in order to insure Y2K preparedness. The Company is following these guidelines and expects to meet the deadlines defined by the regulators. As a part of this process, the Company is also developing contingency plans for all mission-critical systems, which it will implement in the event any of these systems fail to function. Contingency plans for both information technology systems ("IT") and non-information technology systems ("non-IT") include a combination of manual processes and utilization of systems (which have already been Y2K validated and implemented) that are completely independent from the Company's core information systems.

The Company continues to assess the credit, liquidity and counterparty trading risks which may be posed by customers who encounter Year 2000-related problems. These problems may result from the failure of a customer to properly remediate its own systems and from Y2K problems that are not addressed by the customer's suppliers and clients. The Company has amended credit policies to include an assessment of Year 2000-related risks for material new customers. The initial assessment of customer-related risks for material customers has been completed and management does not anticipate material losses or a significant negative impact to the Company's future results of operations or financial position. The Company will continue to monitor these risks.

The Company's assessment process included IT and non-IT systems. The IT systems identified included personal computers, mainframes, local area networks and servers, wide area network, automated teller machines ("ATM's"), printers, copy machines, facsimile machines, telephones, and the operating systems and softwares for these systems. Based on the results of its assessment process, management considers these IT systems to be compliant with Y2K, except approximately half of the Company's ATM's require hardware and/or software upgrades which will be completed in the second quarter of 1999. The remaining ATM's have been certified compliant by the vendors.

Non-IT systems identified included heating, air conditioning, vault controls, alarm systems, surveillance systems, and postage meters. Contact has been made with all outside servicers and major vendors to determine their individual levels of Y2K compliance. Based on vendor responses and/or certification of Y2K compliance, the Company has determined that it should not be significantly impacted by Y2K from these systems.

As of February 12, 1999, the following chart shows the current and projected status of the Company's Y2K compliance efforts relative to IT systems:

                      Nov. 13     Dec. 31    Feb. 12    March 31   June 30
 PHASE                  1998       1998       1999       1999       1999

Awareness               100%       ---         ---        ---       ---
Assessment              100%       ---         ---        ---       ---
Renovation              80%        80%         100%       ---       ---
Validation              20%        70%         75%        80%       100%
Implementation          20%        70%         75%        80%       100%


Management estimates that half of its potential Y2K issues originate in the Company's core banking system (software provided by a third-party vendor). The Company's core banking system supports approximately 50% of the information processing for the Company. This single system software provides accounting for the Company, as well as loan and deposit products. This core banking system has been certified as Y2K compliant by the vendor and the Information Technology Association of America. This software has essentially been Y2K compliant for several years, as it was designed with a four digit year field, and supports calculations beyond the year 2000. The Company has completed 100% of its due diligence review of the proxy testing of the core banking system. Additionally, the Company has conducted testing in its own environment and plans to complete the validation of the proxy tests through testing of mission critical interfaces into its core banking system. Approximately 25% of the interface testing has been successfully completed and the Company plans to complete the testing of the remaining critical interfaces by the end of the first quarter of 1999.

The Company has replaced the central processing unit (hardware) that supports the accounting system for Investment and Trust. The Company has also upgraded the accounting system software, which has been certified compliant by its vendor. These replacements and upgrades enabled the Company to test the software and the related network and computer hardware, in its own environment. This testing has been completed and management believes the results were successful.

The ATM network software has also been certified compliant by its vendor and has been tested in the Company's environment. The remaining mission critical IT system, the Company's document processing and retrieval system, is expected to be fully validated and implemented by June 30, 1999. The vendor has supplied its Y2K certified version of its software and it has been installed in the Company's current environment. Management is working closely with the Company's third party vendors to ensure Y2K compliance in a timely manner.

As planned, management replaced the Company's internal operating systems
(on existing hardware) during the second half of 1998. The internal operating system for the mainframe computer has been successfully tested and proven to be Y2K compliant. The Company has also completed the renovation phase for all internally developed software applications. Management does not consider internal software systems to be significant to the overall operations of the Company.

All mission critical applications that were not Y2K compliant have been upgraded. All reprogramming of internal software was completed in the third quarter of 1998.

After completing the replacement of certain systems in January, 1999, the Company's plans include testing and implementing its information technology systems. As of February 12, 1999, the Company approximates it has completed 75% of its testing and has implemented all of the renovated systems that have been tested. Completion of the testing phase is expected by the end of the first quarter of 1999, with all renovated systems fully implemented by June 30, 1999.

The Company has queried, through written and verbal communication, its important suppliers (such as utility companies) which do not involve system interface. To date, the Company is not aware of any problems which would materially impact operations, although the Company has no means of ensuring that these organizations will be Y2K ready. The inability of these parties to complete their Year 2000 resolution process could materially impact the Company, as well as other businesses and consumers.

The Company expenses Y2K project costs as incurred. The total out-of-pocket cost of the Y2K compliance project is not expected to be greater than $200,000 and, therefore, is immaterial to the Company's results of operations or financial position. As of February 12, 1999, management estimates that 60% of the Company's costs have been incurred. Included in the cost estimate is internal human resource expense which is estimated to approximate between $100,000 to $150,000. Actual out-of-pocket expenses have been less than anticipated, however, management has increased the amount of internal human resource expected to be consumed by this project, offsetting the costs saved relative to purchases of hardware, software, and/or consulting fees. In addition, the Company has no pending material legal proceedings related to Y2K.

Due to the positive progress of the Company relative to remediation of the Y2K issue, management recently launched a comprehensive marketing program to its customers designed to communicate the Company's preparedness regarding Y2K. Throughout 1999, the Company plans to increase its efforts to communicate its preparedness in the market area it serves.

The foregoing discussion of the Company's plans to complete the Y2K modifications contains forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995 and is based on management's best estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors which might cause such material differences include, but are not limited to, the availability and cost of personnel trained in the specialized area of Y2K compliance, the ability of vendors to deliver Y2K compliant software as planned, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Comparison of 1997 to 1996
The Company reported an increase in net income of 12.5%, to $8,605,000 in 1997 from $7,651,000 in 1996. This increase in earnings provided basic and diluted earnings per share of $1.65 and $1.60, respectively, for the year ended December 31, 1997, compared to $1.48 and $1.46 in 1996. Strong internal loan growth and loans acquired in the Russell Federal acquisition, coupled with enhanced operational efficiencies, were the driving forces behind the increase in net income.

For the year ended December 31, 1997, return on average assets was unchanged from 1996's ratio of 1.29%. In 1997, return on stockholders' equity declined slightly to 14.33% compared to 14.43% in 1996, a decline of 10 basis points. Asset growth also contributed to incremental increases in net income in 1997 compared to 1996. In 1997, the Company grew its balance sheet through a combination of acquisition and internal growth. Total assets increased $141.5 million (or 23.0%) to $758.2 million at year-end 1997. For the year ended December 31, 1997, the Company's asset growth primarily occurred in earning assets such as loans and investments securities. Loans grew $99.2 million (or 23.5%) to $521.6 million and investment securities grew $26.5 million (or 17.9%) to $174.3 million.



The Company recorded net interest income of $28,620,000 in 1997, an increase of 12.5% compared to 1996, as total interest income reached $53,836,000 and interest expense totaled $25,216,000. Net interest margin modestly decreased in 1997 to 4.74% from 4.75% in 1996. The interest cost on the Company's array of traditional interest-bearing deposit products (demand and time deposit accounts) increased nine basis points, with the most significant cost being interest paid on time deposits (CDs and IRAs). The largest rate increase occurred in average interest-bearing demand deposits, which increased 18 basis points to 3.46% on average deposit balances of $126.5 million. The increases in interest expense were offset by increased interest income, as the Company experienced average loan growth in 1997 of approximately $67 million compared to the prior year, which produced an additional incremental interest income of over $6 million.



Loans continued to be the largest earning asset component for the Company. Loans averaged 84.0% of deposits in 1997, up from 82.3% at year-end 1996. The fully-tax equivalent (FTE) yield on earnings assets increased slightly, from 8.74% in 1996 to 8.81% in 1997. Interest costs as a percentage of earning assets increased 8 basis points to 4.07% in 1997 due primarily to the competitive rates paid on interest bearing deposits and minimal growth in non-interest bearing deposits.

The Company's loan loss provision totaled $2,589,000 in 1997, up $624,000 compared to 1996, an increase of 31.8%. The growth was due primarily to loan growth and a rise in loan delinquencies in 1997. At December 31, 1997, the Company's allowance for loan losses as a percentage of total loans was 1.60%, compared to a year-end 1996 ratio of 1.63%.

Non-interest income (excluding securities transactions) continued its positive growth trend in 1997, reaching $5,966,000, an increase of 16.3% compared to 1996. Several categories had strong growth compared to 1996, including income from fiduciary activities, which reported $2,176,000 in revenues in 1997, an increase of 14.7% compared to 1996. Income related to account service charges increased $265,000 (or 13.7%) to $2,202,000 in 1997, due primarily to the full-year impact of increased deposit base acquired in the acquisition of the Pomeroy, Rutland and Gallipolis offices in April, 1996. In 1997, electronic banking fee income increased $357,000 (or 33.4%) compared to prior year due to increased revenues from the Company's growing debit card program.

In 1997, non-interest expense totaled $19,265,000, an increase of 9.9% over the prior year, due primarily to the Company's 1996 acquisitions and the associated increased levels of non-interest expense such as salaries and benefits, depreciation expense, and intangible amortization. Even though salaries and employee benefits continued to be the largest source of non-interest expense for the Company, totaling $8,358,000 in 1997, an increase of $844,000 (or 11.2%) from 1996, increase in expense for non-operational items also caused 1997's non-interest expense levels to rise. Amortization of intangibles totaled $1,138,000 in 1997 compared to $625,000 for the same period in the prior year, an increase of $513,000
(or 82.1%). Despite significant increases in major non-interest expense areas, the Company leveraged its increased operational expenses due to market share growth and enhanced revenue streams, causing the Company's efficiency ratio to improve to 51.06% in 1997 compared to 53.76% in 1996.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

The statements in this Annual Report which are not historical fact are forward looking statements that involve risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of economic conditions, the Company's ability to execute its plan to address the Y2K issue and the ability of third parties to effectively address their Y2K issues, the impact of competitive products and pricing, and other risks detailed in the Company's Securities and Exchange Commission filings.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
---------------------------------------------------------------------

Please refer to pages 24 through 27 in Item 7 of this Form 10-K/A.




                                SIGNATURES
                                ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PEOPLES BANCORP INC.


Date:  April 8, 1999          By:  /s/ ROBERT E. EVANS
                                       Robert E. Evans
                                       President and Chief Executive Officer