Form 10-Q
period 1999-03-31
PEOPLES BANCORP INC
filed 1999-05-17
CIK 318300

FORM 10-Q
                                =========

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's class of Common Stock, as of May 1, 1999: 5,723,900.


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1
------

The following Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Consolidated Statement of Shareholders' Equity, and Consolidated Statements of Cash Flows of Peoples Bancorp Inc. (the "Company") nd subsidiaries, reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for annual financial statements in conformity with generally accepted accounting principles. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Complete audited consolidated financial statements with footnotes thereto are included in the Company's Annual
Report on Form 10-K for the year ended December 31, 1998.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.


PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
=====================================

(Dollars in thousands)
ASSETS                                           March 31,       December 31,
------                                             1998             1998
Cash and cash equivalents:
     Cash and due from banks                     $ 31,180        $ 27,048
     Interest-bearing deposits in other banks       1,459           3,373
     Federal funds sold                             6,150           9,700
-----------------------------------------------------------------------------
       Total cash and cash equivalents             38,789          40,121
-----------------------------------------------------------------------------
Available-for-sale investment securities,
  at estimated fair value (amortized cost
  of $218,914 and $230,049 at March 31,
  1999 and December 31, 1998, respectively)       223,118         235,569
-----------------------------------------------------------------------------
Loans, net of unearned interest                   574,560         567,917
Allowance for loan losses                          (9,855)         (9,509)
-----------------------------------------------------------------------------
       Net loans                                  564,705         558,408
-----------------------------------------------------------------------------
Bank premises and equipment, net                   14,783          14,826
Other assets                                       30,515          31,360
-----------------------------------------------------------------------------
       Total assets                              $871,910        $880,284
=============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Non-interest bearing                           $ 75,894        $ 80,884
     Interest bearing                             631,100         633,284
-----------------------------------------------------------------------------
       Total deposits                             706,994         714,168
-----------------------------------------------------------------------------

Short-term borrowings:
Federal funds purchased and securities
 sold under repurchase agreements                  31,296          31,814
Federal Home Loan Bank term advances                                  700
-----------------------------------------------------------------------------
       Total short-term borrowings                 31,296          32,514
-----------------------------------------------------------------------------

Long-term borrowings                               40,507          40,664
Accrued expenses and other liabilities              6,353           6,924
-----------------------------------------------------------------------------
       Total liabilities                          785,150         794,270
-----------------------------------------------------------------------------

Stockholders' Equity
Common stock, no par value, 12,000,000
 shares authorized - 6,375,164 shares
 issued at March 31, 1999 and 5,790,148
 issued at December 31, 1998, including
 shares in treasury                                50,814          50,807
Accumulated comprehensive income,
 net of deferred income taxes                       2,732           3,588
Retained earnings                                  35,262          33,441
-----------------------------------------------------------------------------
                                                   88,808          87,836

Treasury stock, at cost, 67,786 shares
 at March 31, 1999 and 52,031 shares at
 December 31, 1998                                 (2,048)         (1,822)
-----------------------------------------------------------------------------
       Total stockholders' equity                  86,760          86,014
-----------------------------------------------------------------------------
       Total liabilities and
        stockholders' equity                     $871,910        $880,284
=============================================================================


PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
===========================================



(Dollars in thousands, except per share data)       Three Months Ended
                                                           March 31,
                                                  1999                 1998

Interest income                                 $ 15,985            $ 15,364
Interest expense                                   7,242               7,320
-----------------------------------------------------------------------------
  Net interest income                              8,743               8,044
Provision for loan losses                            537                 696
-----------------------------------------------------------------------------
  Net interest income after
   provision for loan losses                        8,20               7,348
Other income                                       1,844               1,618
Gain on securities transactions                      ---                   4
Other expenses                                     6,236               5,414
-----------------------------------------------------------------------------
Income before income taxes                         3,814               3,556
Income taxes                                       1,184               1,180
-----------------------------------------------------------------------------
       Net income                               $  2,630            $  2,376
=============================================================================

Basic earnings per share                           $0.42               $0.38
-----------------------------------------------------------------------------

Diluted earnings per share                         $0.41               $0.36
-----------------------------------------------------------------------------

Weighted average shares outstanding (basic)    6,315,613           6,321,352
-----------------------------------------------------------------------------

Weighted average shares outstanding (diluted)  6,463,929           6,529,108
-----------------------------------------------------------------------------

Cash dividends declared                             $809                $730
-----------------------------------------------------------------------------

Cash dividend per share                            $0.13               $0.12
-----------------------------------------------------------------------------

Note: All per share references adjusted for 10% stock dividend to be issued June 15, 1999, to shareholders of record at May 28, 1999.



PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
==============================================


(Dollars in thousands, except share amounts)

                                                                                         Accumulated
                                                                                           Other
                                                Common Stock      Retained    Treasury   Comprehensive
                                             Shares     Amount    Earnings     Stock       Income      Total
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                5,790,148   $ 50,807    $ 33,441   $ (1,822)    $ 3,588     $ 86,014
--------------------------------------------------------------------------------------------------------------
Adjustment for the effect of 10%
  common stock dividend                     579,015
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998 restated       6,369,163
--------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                                         2,630                               2,630
  Other comprehensive income,
    net of tax:
     Unrealized losses on available-
      for-sale securities                                                                    (856)        (856)
                                                                                                       -------
        Comprehensive income                                                                             1,774

Exercise of common stock options
  (reissued 7,345 treasury shares)                        (121)                   181                       60
Cash dividends declared                                               (809)                               (809)
Common stock issued under dividend
  reinvestment plan                           6,001        128                                             128
Purchase of treasury stock, 17,897 shares                                        (407)                    (407)
--------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                   6,375,164   $ 50,814    $ 35,262    $(2,048)   $  2,732     $ 86,760
==============================================================================================================



PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
=====================================
(Dollars in thousands)                                  Three Months Ended
                                                             March 31,
                                                       1999            1998
Cash flows from operating activities:
-------------------------------------
Net income                                           $ 2,630         $ 2,376
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                             537             696
   Gain on securities transactions                       ---              (4)
   Depreciation, amortization, and accretion           1,267           1,006
   Decrease (increase) in interest receivable            264            (152)
   (Decrease) increase in interest payable              (157)            164
   Deferred income taxes                                (515)            522
   Deferral of loan origination fees and costs           (85)             21
   Other, net                                            297          (1,711)
-----------------------------------------------------------------------------
      Net cash provided by operating activities        4,238           2,918
-----------------------------------------------------------------------------

Cash flows from investing activities:
Purchases of available-for-sale securities              (558)        (65,733)
Proceeds from sales of available-for-sale
 securities                                              ---           4,026
Proceeds from maturities of available-for-sale
 securities                                           11,660          14,527
Net (increase) decrease in loans                      (6,644)          2,488
Expenditures for premises and equipment                 (528)         (1,093)
Proceeds from sales of other real estate owned            53              79
-----------------------------------------------------------------------------
      Net cash provided by (used in)
       investing activities                            3,983         (45,706)
-----------------------------------------------------------------------------

Cash flows from financing activities:
Net (decrease) increase in non-interest
  bearing deposits                                    (4,990)          1,296
Net (decrease) increase in interest-bearing
  deposits                                            (2,162)          3,470
Net (decrease) increase in short-term borrowings      (1,218)         16,678
Proceeds from long-term borrowings                       ---          16,500
Payments on long-term borrowings                        (157)           (690)
Cash dividends paid                                     (679)           (630)
Purchase of treasury stock                              (407)           (589)
Proceeds from issuance of common stock                    60             182
-----------------------------------------------------------------------------
      Net cash (used in) provided by financing
       activities                                     (9,553)         36,217
-----------------------------------------------------------------------------
Net (decrease) increase in cash and cash
  equivalents                                         (1,332)         (6,571)
Cash and cash equivalents at beginning of period      40,121          38,831
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period           $38,789         $32,260
=============================================================================


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

On May 13, 1999, the Company declared a 10% stock dividend to be issued June 15, 1999, to shareholders of record at May 28, 1999. Accordingly, all per share data has been restated to reflect the dividend.


1.  Acquisition
---------------
The following text will include references to several acquisition transactions that have affected the Company's results of operations.

On June 26, 1998, The Peoples Banking and Trust Company ("Peoples Bank") completed the purchase of four full-service banking offices located in the communities of Point Pleasant (two offices), New Martinsville, and Steelton, West Virginia ("West Virginia Banking Center Acquisition") from an unaffiliated institution. In the transaction, Peoples Bank assumed approximately $121.0 million of deposits and purchased $8.3 million in loans.


2.  Accounting Pronouncements
-----------------------------

In June, 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement requires disclosure about an enterprise's operating segments in annual and interim financial reports issued to shareholders. The Statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, and the operating results of which are reviewed by the chief operating decision maker in the determination of resource allocation and performance. The Company's business activities are currently confined to one segment which is community banking.


3.  Subsequent Events
---------------------

On April 20, 1999, the Company sold, through PEBO Capital Trust I (a newly formed subsidiary) $30.0 million of 8.62% Capital Securities ("Trust Preferred Securities"). The proceeds were used by the Trust to purchase, from the Company, Junior Subordinated Debentures due May 1, 2029.
Management plans to use the proceeds for general corporate purposes, including additional investments in its subsidiary banks and the repurchase of a portion of its outstanding common shares. The effect of the Trust Preferred Securities offering will impact several key performance indicators of the Company's future financial results.


ITEM 2
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
===============================================

SELECTED FINANCIAL DATA
-----------------------

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows.

                                                   For the Three Months Ended
                                                             March 31,
SIGNIFICANT RATIOS                                    1999            1998
==================
Net income to:
--------------
     Average assets                                  1.21%           1.22%
-----------------------------------------------------------------------------
     Average shareholders' equity                   12.12%          11.94%
-----------------------------------------------------------------------------

Net interest margin*                                 4.54%           4.60%
-----------------------------------------------------------------------------

Efficiency ratio*                                   51.16%          52.06%
-----------------------------------------------------------------------------

Average shareholders' equity to average assets       9.95%          10.25%
-----------------------------------------------------------------------------

Loans net of unearned interest to deposits
 (end of period)                                    81.27%          84.25%
-----------------------------------------------------------------------------

Allowance for loan losses to loans net of
  unearned interest (end of period)                  1.72%           1.70%
-----------------------------------------------------------------------------

Capital ratios:
---------------
     Tier I capital ratio                           10.83%          12.87%
-----------------------------------------------------------------------------
     Risk-based capital ratio                       12.27%          14.13%
-----------------------------------------------------------------------------
     Leverage ratio                                  7.41%           8.60%
-----------------------------------------------------------------------------

Cash dividends as a percentage of net income        30.76%          30.72%
-----------------------------------------------------------------------------

PER SHARE DATA
==============
Book value per share                               $13.76          $12.65
-----------------------------------------------------------------------------

Market value per share at end of period
 (closing price)                                   $20.11          $29.24
-----------------------------------------------------------------------------

Diluted earnings per share                          $0.41           $0.36
-----------------------------------------------------------------------------

Cash dividends per share                            $0.13           $0.12
-----------------------------------------------------------------------------

All per share data adjusted for 10% stock dividend to be issued June 15, 1999, to shareholders of record at May 28, 1999, and a 3-for-2 stock split issued April 30, 1998, to shareholders of record at April 13, 1998.

Net interest margin is calculated using fully tax equivalent net interest income as a percentage of average earning assets.

Efficiency ratio is a ratio of non-interest expense (less intangible amortization and indirect operational expenses) as a percentage of fully tax equivalent net interest income plus non-interest income. All non-recurring items are removed from the calculation of the Company's efficiency ratio.



Introduction
------------
The following discussion and analysis of the consolidated financial statements of the Company is presented to provide insight into management's assessment of the financial results. The Company's wholly-owned subsidiaries are The Peoples Banking and Trust Company ("Peoples Bank"); The First National Bank of Southeastern Ohio ("First National Bank"); Peoples Bank
FSB; and The Northwest Territory Life Insurance Company ("Northwest
Territory").

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

Peoples Bank is chartered by the state of Ohio and subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation ("FDIC") and the Ohio Division of Financial Institutions. First National is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency ("OCC"). Peoples Bank FSB is a member of the Federal Home Loan Bank, and is subject to the regulation, supervision, and examination by the Office of Thrift Supervision ("OTS"), and is also subject to limited regulation by the Board of Governors of the Federal Reserve System. The discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements and footnotes thereto and the ratios, statistics, and discussions contained elsewhere in this Form 10-Q.

References will be found in this Form 10-Q to several acquisition transactions that have affected or will affect the Company's results of operations. On December 12, 1997, the Company completed the purchase of Gateway Bancorp, Inc. and its subsidiary, Catlettsburg Federal Savings
Bank ("Catlettsburg Federal"), of Catlettsburg, Kentucky, for approximately $21.6 million in a combination of cash of $6.2 million and 603,029 shares of Company stock ("Gateway Bancorp Acquisition"). Management operated Catlettsburg Federal as a federal savings bank subsidiary of the Company until December 31, 1998, when it merged Catlettsburg Federal and Russell Federal Savings Bank ("Russell Federal") into a single thrift and renamed the thrift Peoples Bank FSB.

On June 26, 1998, Peoples Bank completed the purchase of four full-service banking offices located in the communities of Point Pleasant (two offices), New Martinsville, and Steelton, West Virginia ("West Virginia Banking Center Acquisition") from an unaffiliated institution. In the transaction, Peoples Bank assumed approximately $121.0 million of deposits and purchased $8.3 million in loans.

On April 20, 1999, the Company sold, through PEBO Capital Trust I (a newly formed subsidiary) $30.0 million of 8.62% Capital Securities ("Trust Preferred Securities"). The proceeds were used by the Trust to purchase, from the Company, Junior Subordinated Debentures due May 1, 2029.
Management plans to use the proceeds for general corporate purposes, including additional investments in its subsidiary banks and the repurchase of a portion of its outstanding common shares. On April 22, 1999, the Company announced intentions to repurchase up to 319,000 shares (or approximately 5% of the Company's outstanding common shares) from time to time in open market or privately negotiated transactions ("Stock Repurchase Program"). The timing of the purchases and the actual number of common shares purchased will depend on market conditions. The Stock Repurchase Program will continue through December 31, 1999. The combined effect of the Trust Preferred Securities offering and the Stock Repurchase Program will impact several key performance indicators of the Company's future financial results. The impact, where significant, is discussed in the applicable sections of Management's Discussion and Analysis.


RESULTS OF OPERATIONS
=====================

Overview of the Income Statement
--------------------------------
For the quarter ended March 31, 1999, the Company earned $2,630,000, a 10.7% increase over the $2,376,000 earned in the first quarter of 1998. The increase resulted from growth in net interest income and non-interest income revenue streams. The West Virginia Banking Center Acquisition , acquired in mid-1998, provided the Company with additional funding sources and increased the Company's earning asset base.

Net interest income totaled $8,743,000, up $699,000 (or 8.7%) compared to the same period last year. First quarter provision for loan losses totaled $537,000 in the first quarter of 1999, down $159,000 (or 22.8%) compared to $696,000 in 1998's first quarter. The provision for loan losses, which is a product of management's formal quarterly analysis, is reflective of the quality of the loan portfolio and management of the inherent credit risks therein.

Non-interest income increased $226,000 (or 14.0%) to $1,844,000, due primarily to growth of deposit service charges (generated from volume increases related to the West Virginia Banking Center Acquisition), increased fiduciary fees from activities in the Company's Investment and Trust Division, and electronic banking fees. Non-interest expense for the first quarter totaled $6,236,000, up $822,000 (or 15.2%) from last year.
The growth in non-interest expense was due primarily to the Company's recent acquisitions and related expenses, such as salaries and benefits expense and amortization of intangibles. The Company's efficiency ratio of 51.16% for the first quarter of 1999 represents a modest enhancement compared to 52.06% for the same period a year earlier.

First quarter diluted earnings per share increased 13.9% from $0.36 last year to $0.41 in the first quarter of 1998. On May 13, 1999, the Company declared a 10% stock dividend to be issued June 15, 1999, to shareholders of record at May 28, 1999. Accordingly, all per share data has been restated to reflect the dividend.

Management believes that a comparative approach to financial reporting should include the discussion of results using a "cash earnings" method, which removes the after-tax impact of the amortization of intangibles on the Company's results of operations and facilitates comparison of the Company with competitors that make acquisitions using pooling of interests accounting. In the first quarter of 1999, intangible amortization expense totaled $657,000 ($427,000 after taxes) compared to $370,000 ($242,000 after taxes) for the same period a year earlier. After adjusting for the after-tax effect of the amortization of intangibles, diluted cash earnings per share for the quarter ended March 31, 1999 was $0.48, up $0.07 from $0.41 in the first quarter of 1998. On a cash earnings basis, return on average tangible assets was 1.45% for the first quarter of 1999, an increase of 6 basis points over last year's first quarter figure of 1.39%. Cash earnings as a percentage of average tangible equity grew to 18.99% at March 31, 1999, up significantly from 1998's first quarter return on average tangible equity of 15.84%.

Management uses cash earnings as one of several ways to evaluate the impact of acquisitions on profitability and return on the Company's investment. Recent acquisitions have increased the Company's amortization expense related to goodwill and other intangibles and as a result, the purchase method of accounting has impacted earnings per share and other ratios. In order to provide comparative earnings per share information, management will continue to supplement future financial analysis with discussion concerning cash earnings per share, as previously defined.

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

The Company's interest earning assets and interest-bearing liabilities generated strong first quarter net interest income streams. Also, the recent acquisitions provided increased funding sources for the Company to grow its earning asset base, generating increased incremental net interest income.

As a result, net interest income continued to grow in the first quarter of 1999, reaching $8,743,000 compared to $8,044,000 last year, up $699,000 or 8.7%. In the first quarter of 1999, total interest income reached $15,985,000 while interest expense totaled $7,242,000. Included in interest income is $583,000 of tax-exempt income from investments issued by states and political subdivisions. Since these revenues are not taxed, it is more meaningful to analyze net interest income on a fully-tax equivalent ("FTE") basis.

Net interest margin is calculated by dividing FTE net interest income by average interest-earning assets and serves as a performance measurement of the net interest revenue stream generated by the Company's balance sheet.
In the first quarter of 1999, net interest margin (on an FTE basis) totaled 4.54%, down modestly from 4.60% in 1998's first quarter. The first three months of 1998 were not impacted by the funds purchased in the West Virginia Banking Center Acquisition, which compressed net interest margin in the final six months of 1998, when net interest margin totaled approximately 4.37%.

Net interest margin has steadily improved as the Company has successfully redeployed the acquired funds to an earning asset mix that has a reasonable balance of profitability, risk, and characteristics similar in nature to the Company's before the West Virginia Banking Center Acquisition. The Company continues to experience competitive pressures in its markets for both loans and deposits.

Average loan balances, the largest earning asset component on the Company's balance sheet, grew $49.7 million (or 9.6%) from first quarter 1998 to first quarter 1999. Yield on earning assets totaled 8.22% in 1999, compared to 8.72% in first quarter 1998. Compared to the first quarter of 1998, cost of interest-bearing liabilities decreased 57 basis points in the first quarter of 1999 to 4.18%, due primarily to attrition of higher cost funding sources such as short-term, aggressively priced certificates of deposit, as well as prepayments of long-term Federal Home Loan Bank ("FHLB") advances in October, 1998. These funding sources were replaced with lower-costing deposits and FHLB advances.

Please refer to the "Consolidated Average Balance Sheet and Analysis of Net Interest Income" table included on page 27 in this Form 10-Q for a complete quantitative evaluation of the Company's net interest margin.

Management continuously monitors the effects of net interest margin on the performance of the Company. Net interest margin in future periods will be impacted by an investment growth strategy ("Leverage Strategy") to be implemented in the second quarter of 1999. The initiative, designed to leverage the additional capital acquired in the Trust Preferred Securities offering, includes the purchase of approximately $150 million of additional investments and the selective use of FHLB advances, national market borrowings, and other funding sources. Management anticipates future net interest margin will continue to be pressured by the continual shifting of funding sources due to intense competition for deposits.

Provision for Loan Losses
-------------------------
The provision for loan losses is based upon management's continuing evaluation of the adequacy of the allowance for loan losses and is reflective of the quality of the portfolio and overall management of the inherent credit risk. In the first quarter of 1999, the Company recorded a provision for loan losses of $537,000, down $159,000 (or 22.8%) from $696,000 in the first quarter of 1998.

Due to continued strong asset quality, management anticipates the Company's loan loss provision for the year ending December 31, 1999 to be down slightly from 1998. Any reduction in the provision will be dependent on acceptable loan delinquencies, portfolio risk, and general economic conditions in our markets and in the economy overall.

Non-Interest Income
-------------------
The Company's non-interest income is generated from four primary sources: cost-recovery based fees related to deposit accounts, income from fiduciary activities, electronic banking revenue, and insurance commissions. In the first quarter of 1999, all of the Company's major sources of non-interest income increased compared to the same period a year earlier, as management continued to focus on non-interest revenues as a primary source of cost-recovery.

Total non-interest income reached $1,844,000 in the first three months of 1999, compared to $1,618,000 in the first quarter of 1998, an increase of $226,000 (or 14.0%). Deposit account service charge income reached $720,000 in the first quarter of 1999, compared to $550,000 for the quarter ended March 31, 1998, an increase of $170,000 (or 30.9%). In the first quarter of 1999, deposit account service charge income was impacted favorably by the West Virginia Banking Center Acquisition and its associated $121 million in deposits, which provided the base for increased fee income. Approximately $125,000 (55.3%) of the Company's increase in non-interest revenue in the first quarter of 1999 can be attributed to the deposits acquired in the West Virginia Banking Center Acquisition. The Company's fee income generated from deposits is based on cost recoveries associated with services provided.

The fee structure for fiduciary activities is based primarily on the fair value of assets being managed, which totaled over $559 million at March 31, 1999, up approximately $8 million (or 1.5%) from year-end 1998. As a result of recent growth in market values and in the number of accounts served, first quarter income from fiduciary activities increased $50,000 (or 8.1%) to $666,000. The Company continues to build on its leadership position in its markets and investment and fiduciary services will be a significant contributor to the Company's non-interest income streams.

Electronic banking, including ATM cards, direct deposit services, and debit card services, is one of the many product lines offered by the Company. The cost-recovery fees associated with these products and services significantly impact the Company's non-interest income. In the first quarter of 1999, total fees related to electronic banking reached $158,000, up $28,000
(or 21.5%) compared to the previous year's first quarter. This increase is due primarily to revenues related to the Company's growing debit card program, as well as non-customer activity in the Company's network of ATM's, which has caused a corresponding increase in ATM-related revenues.

In addition to traditional sources of non-interest income, the Company also has the capability to provide customer service through a complete line of insurance and investment products. The Company's product offerings include credit life and disability insurance, as well as life and property insurance to consumers in Ohio and West Virginia.

In the second quarter of 1999, the Company named Raymond James Financial Services, Inc. (member NASD and SIPC), an unaffiliated registered broker/dealer, to provide improved services to the Company's investment customers, including, but not limited to, asset management, corporate bonds, municipal bonds, portfolio evaluation, asset allocation, tax shelters, unit trusts, common/preferred stocks, government securities, mutual funds, retirement planning, estate planning, tax-exempt securities, annuities, and financial planning services. Management believes these services are critical to the Company's relationship and needs-based selling approach.

Commissions on insurance and securities operations generated revenues of $127,000 in the first quarter of 1999, up $34,000 (or 36.5%) compared to the same period in 1998, representing the Company's largest percentage non-interest income increase. Management will continue to explore new methods of enhancing non-interest income. Both traditional and non-traditional financial service products are being analyzed for inclusion in the Company's product mix.

Non-Interest Expense
--------------------
For the three months ended March 31, 1999, non-interest expense totaled $6,236,000, an increase of $822,000 (or 15.2%) compared to the same period last year. Several categories within non-interest expense were directly impacted by recent acquisitions and the related growth of non-interest expenses such as salaries and benefits, depreciation expense, and intangible amortization. Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for the Company in its strategic initiatives.

When comparing 1998 non-interest expense to 1999, it is important to isolate the changes attributable to the West Virginia Banking Center Acquisition. Acquisition-related salaries and employee benefits and increased depreciation expense, comprise the majority of the increase in non-interest expense in 1999. Non-operational items also contributed to the increase in non-interest expense during the first quarter of 1999, in particular, amortization of intangibles, which totaled $657,000 in first quarter of 1999 compared to $370,000 for the same period last year, an increase of $287,000 (or 77.6%). Intangible asset amortization expense arising from the West Virginia Banking Center Acquisition was the primary reason for this increase over the first quarter of 1998.

Compared to 1998's first quarter, salaries and benefits expense (the largest component of non-interest expense) increased $311,000 (or 11.6%) to $2,983,000 in the first quarter of 1999, due to the retention of many customer service associates in the acquired offices. At March 31, 1999, the Company had 356 full-time equivalent employees compared to 315 full-time equivalent employees at March 31, 1998. At year-end 1998, the Company had 362 full-time equivalent employees. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, effectively optimizing customer service and return to shareholders.

For the quarter ended March 31, 1999, bank premises depreciation expense totaled $202,000, up $51,000 (or 33.8%) from last year's first quarter. Net occupancy expense totaled $441,000 in the first quarter of 1999, an increase of $98,000 (or 28.6%) compared to the same period a year earlier. These increases can be attributed primarily to the depreciation of the assets purchased in recent acquisitions, completion of branch office remodeling projects, as well as increased depreciation of additional expenditures on technology. The Company's increased investment in technology and other customer-service enhancements will also impact depreciation expense in the future.

Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for the Company. The financial services industry uses the efficiency ratio (total non-interest expense less amortization of intangibles and non-recurring items as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. Gains and losses on sales of investment securities are not included in the calculation of the Company's efficiency ratio. In the first quarter of 1999, the Company's efficiency ratio was 51.16% compared to 52.06% for the same period last year.

The cost to service the Trust Preferred Securities issued in the second quarter of 1999 will increase future non-interest expense levels and result in a slightly negative impact on the Company's efficiency ratio in future periods.

Return on Assets
----------------
For the quarter ended March 31, 1999, return on average assets ("ROA") totaled 1.21%, compared to 1.22% in the same period a year earlier. In late 1998 and early 1999, the Company continued its transition of using acquired funds from the West Virginia Baking Center Acquisition for higher-yielding assets such as loans, which enabled the Company to nearly duplicate last year's first quarter ratio of 1.22%.

Future ROA will be impacted by the Leverage Strategy described earlier herein. Since the Company's asset base will increase more rapidly than related earnings streams, management anticipates that ROA will decrease in the second quarter of 1999 and then stabilize for the remainder of 1999. As the Company is successful in transitioning the investments purchased in the Leverage Strategy to higher-yielding loans, management expects ROA to modestly improve.

Return on Equity
----------------
The Company's return on average equity ("ROE") in the first quarter of 1999 was 12.12% compared to 11.94% for the same period last year. The Company's increased first quarter earnings contributed to enhanced ROE.

Using a portion of the proceeds from the Trust Preferred Securities issuance, the Company's Stock Repurchase Program, implemented April 22, 1999, is expected to enhance ROE for the Company in future periods. Enhancements to ROE are dependent on the timing of the common stock repurchases and the availability of the Company's shares. Management views the Trust Preferred Securities offering as an opportunity to leverage the Company's strong equity position and will continue to strive to find ways to enhance ROE in future periods.

The Company is considered well-capitalized under regulatory and industry standards of risk-based capital and has experienced growth through retention of increased earnings over the last several quarters.

Income Tax Expense
------------------
Income tax expense for the three months ended March 31, 1999, totaled $1,184,000, compared to $1,180,000 for the same period a year earlier. This modest increase, on growth of income before taxes of $258,000, can be attributed to two primary reasons: increases in tax-exempt income compared to the prior year, as well as tax credit investments finalized in 1998 that lowered the Company's effective tax rate. These tax credits reduce the Company's tax burden and helped lower the Company's effective tax rate to 31.0% for the first quarter of 1999, compared to 33.2% for the same period last year.


FINANCIAL CONDITION
===================

Overview of Balance Sheet
-------------------------
Total assets decreased from $880.3 million at December 31, 1998 to $871.9 million at March 31, 1999. The majority of this fluctuation can be attributed to modest attrition of higher-cost, short-term funding sources such as certificates of deposit. The Company's balance of investment securities decreased $12.5 million (or 5.3%) to $223.1 million due primarily to prepayments of mortgage-backed securities. Loan volumes continued to grow in the first quarter of 1999, increasing $6.6 million (or 1.1%) to $574.6 million. Loan growth occurred primarily in the commercial loan area.

Total liabilities decreased $9.1 million (or 1.1%) to $785.2 million for the three months ended March 31, 1999. Due to the aforementioned attrition of short-term time deposits, the Company's total deposits decreased $7.2 million to $707.0 million at March 31, 1999. In general, the Company's total borrowings remained at year-end levels.

Stockholders' equity increased $0.7 million to $86.8 million, an increase of 0.9%. Equity growth occurred primarily through retention of increased earnings, and was modestly slowed by a decrease in the Company's net unrealized gain on available for sale securities. At March 31, 1999, the Company had a treasury share balance of 67,786 shares, up 15,755 shares compared to year-end 1998, due to purchases in the first quarter of 1999 to fund the Company's stock benefit plans and a deferred compensation plan that permits the Company's directors to purchase the Company's stock through an established trust. Stockholders' equity as a percent of total assets was 9.96% compared to 9.77% at year-end 1998. Please see the Consolidated Statements of Stockholders' Equity found on page 5 in this Form 10-Q for additional information regarding the Company's changes in stockholders' equity.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents totaled $38.8 million at March 31, 1999, down $1.3 million from year-end 1998. For the three months ended March 31, 1999, the Company's balance of federal funds sold dropped $3.6 million to $6.2 million, reflecting management's focus to direct liquid funds into higher-yielding assets such as loans to meet loan demand in its markets as well as enhance profitability.

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

Investment Securities
---------------------
Investment securities totaled $223.1 million at March 31, 1999, down
$12.5 million (or 5.3%) compared to year-end 1998. The decrease that occurred in the first three months of 1999 was due primarily to prepayments of mortgage-backed securities in the Company's investment portfolio and other maturities, which were shifted into higher-yielding investments such as loans.

All of the Company's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the Company in terms of selling securities as well as interest rate risk management opportunities. At March 31, 1999, the amortized cost of the Company's investment securities totaled $218.9 million, resulting in unrealized appreciation in the investment portfolio of $4.2 million and a corresponding increase in the Company's equity of $2.7 million.

At March 31, 1999, investments in US Treasury securities and obligations of US government agencies and corporations totaled $49.2 million, down $1.1 million (or 2.2%) since year-end 1998. In the first quarter of 1999, investments in mortgage-backed securities decreased $9.7 million (or 9.2%) to $95.1 million at March 31, 1999. The Company's balances in investment obligations of states and political subdivisions totaled $45.3 million at March 31, 1999, a quarterly decrease of $0.2 million (or 0.44%). Corporate investments at March 31, 1999, totaled $33.6 million, a decrease of $1.5 million (or 4.2%) for the quarter ended March 31, 1999.

In April, 1999, the Company began to implement the previously described Leverage Strategy designed to utilize the additional capital acquired in the Trust Preferred Securities offering. Management intends to purchase approximately $150 million of additional investments by the end of the second quarter of 1999. Management anticipates that the majority of investments to be purchased will be comprised primarily of US Agency securities and mortgage-backed investments. Market conditions and general availability of investments in the market will dictate the type and maturity of the investments.

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

Loans totaled $574.6 million at March 31, 1999, an increase of $6.6 million (or 1.2%) compared to year-end 1998's total of $567.9 million. Loan growth occurred primarily in the Company's existing markets.

The following table details total outstanding loans at the specified dates:


(dollars in thousands)                        March 31,         December 31,
                                                1999                1998
                                            ------------        ------------
Commercial, financial, and agricultural      $ 223,169           $ 212,530
Real estate, construction                       10,362              10,307
Real estate, mortgage                          230,610             233,550
Consumer                                       110,419             111,530
----------------------------------------------------------------------------
     Total loans                             $ 574,560           $ 567,917
============================================================================

Real estate loans to the Company's retail customers (including real estate construction loans) continue to be the largest portion of total loans, comprising 41.9% of the total loan portfolio. Real estate loans totaled $241.0 million at March 31, 1999, a modest decrease of $2.9 million
(or 1.2%) in the first quarter of 1999, as competition for real estate loans continues to heighten in the Company's markets.

Included in real estate loans are home equity credit lines ("Equilines"), which totaled $19.7 million at March 31, 1999, compared to $20.3 million at year-end 1998. Management believes the Equiline product is a competitive product with an acceptable return on investment, after risk considerations. Residential real estate lending continues to represent a major focus of the lending portfolio due to the lower risk factors associated with these types of loans and the opportunity to provide additional products and services to these consumers at reasonable yields to the Company.

Lending activity in the Company's northeastern Kentucky markets has historically focused on real estate loans. Recently Peoples Bank FSB initiated special programs designed to increase its penetration of those local markets and increase opportunities to sell additional lending and deposit products. Mortgage lending will remain a vital part of the Company's lending operations due to the programs offered to customers, who continue to seek quality real estate loan products in a competitive environment.

The Company experienced significant loan growth in the first quarter of 1999 in commercial, financial, and agricultural loans ("commercial loans"), which increased $10.6 million (or 5.0%) to $223.2 million. Commercial loans comprise 38.8% of the Company's total loan portfolio. Economic conditions in the Company's markets have provided quality credit opportunities, in particular, southeastern Ohio and central Ohio. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards. Management expects commercial loan demand to continue to be strong in several of the Company's markets in 1999. In addition to the anticipated additional in-market penetration, the Company will continue to selectively lend to customers outside its primary markets.

Consumer lending continues to be a vital part of the Company's core lending. In the first quarter of 1999, consumer loan balances (excluding credit card loans) decreased $0.9 million (or 0.9%) to $104.1 million. The majority of the Company's consumer loans are in the indirect lending area. At March 31, 1999, the Company had indirect loan balances of $64.6 million, compared to $65.4 million at year-end 1998.

Management is pleased with the recent performance of the Company's consumer loan portfolio, which can be attributed to the Company's commitment to quality customer service and the continued demand for indirect loans in the markets served by the Company. Lenders use a tiered pricing system that enables the Company to apply interest rates based on the corresponding risk associated with the indirect loan. Although consumer debt delinquency is increasing in the financial services industry (due mostly to credit card debt), management's actions to reinforce the Company's pricing system and underwriting criteria have tempered indirect lending delinquencies and caused a modest decrease in new indirect loan generation. Management plans to continue its focus on the use of this tiered pricing system combined with controlled growth of the indirect lending portfolio in 1999, if strong economic conditions continue.

The Company's credit card balances at March 31, 1999, totaled $6.3 million, down $0.2 million (or 2.4%) since year-end 1998. Typically the Company experiences a decrease in credit card balances in the first quarter of each year as the Company's customers reduce seasonal debt. Management will continue to evaluate new opportunities to serve credit card customers, but will not assume additional unnecessary risk for the sake of growth.

Loan Concentration
------------------
The Company does not have a concentration of its loan portfolio in any one industry. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $241.0 million (or 41.9%) of total loans. At year-end 1998, these loans comprised 42.9% of outstanding loans. At March 31, 1999, commercial, financial, and agricultural loans totaled $223.2 million (or 38.8%) of outstanding loans, compared to 38.8% of outstanding loans at December 31, 1998.

The Company's lending is primarily focused in the local southeastern Ohio market and contiguous mid-Ohio valley areas. The Company's loan mix consists of retail lending, which includes single-family residential mortgages and other consumer loan products.

The Company's largest concentration of commercial loans is credits to lodging and lodging related companies, which comprised approximately 11% of the Company's outstanding commercial loans at March 31, 1999 and 10% at December 31, 1998. These lending opportunities have arisen because of the recent growth in the lodging industry and the need for additional travel related services in certain areas in or contiguous to the Company's markets, as well as the Company's ability to respond to the needs of customers in this segment of the economy. The credits have been subjected to the Company's normal commercial loan underwriting standards and do not present more than the normal amount of risk assumed in other types of lending.

In addition to loans to lodging and lodging related companies, one of the Company's larger groups of commercial loans consists of automobile dealer floor plans, which totaled 10% of the Company's outstanding commercial loans at March 31, 1999 and December 31, 1998.

Allowance for Loan Losses
-------------------------
The allowance for loan losses as a percentage of loans increased from 1.67% at December 31, 1998, to 1.72% at the end of the first quarter of 1999. The balance in the allowance for loan losses increased $346,000, as net chargeoffs remained stable compared to previous periods.

The following table presents changes in the Company's allowance for loan losses for the three months ended March 31, 1999, and 1998, respectively:

                                                     Three Months Ended
(dollars in thousands)                                   March 31,
                                                     1999          1998
                                                 ------------------------
Allowance for loan losses, January 1              $ 9,509        $ 8,356
Chargeoffs                                            255            364
Recoveries                                             64            137
-------------------------------------------------------------------------
     Net chargeoffs                                   191            227
-------------------------------------------------------------------------
Provision for loan losses                             537            696
-------------------------------------------------------------------------
       Allowance for loan losses                  $ 9,855        $ 8,825
=========================================================================

For the three months ended March 31, 1999, the provision for loan losses totaled $537,000, while gross chargeoffs were $255,000 and recoveries amounted to $64,000. In the first quarter of 1998, the provision for loan losses totaled $696,000, while gross chargeoffs were $364,000 and recoveries amounted to $137,000. Chargeoffs decreased in the first quarter of 1999 compared to the prior year, reflecting improved portfolio quality. The first quarter of 1999's provision for loan losses was reduced in comparison to the same period a year earlier due to management's evaluation of the adequacy of the allowance for loan losses, satisfactory loan portfolio quality, and reduced overall inherent credit risk.

The most significant portion of the Company's chargeoffs continue to occur in the consumer loan portfolio. When comparing the first quarter of 1999 to the first quarter of 1998, net chargeoffs decreased in the consumer and commercial loan portfolios. Real estate and commercial loan chargeoffs and recoveries were insignificant in the first quarter of 1999, demonstrating the quality of these portfolios.

Nonperforming loans (those loans classified as nonaccrual, 90 days or more past due, and other real estate owned) as a percentage of outstanding loans were 0.27% at March 31, 1999, compared to 0.25% at December 31, 1998. Nonaccrual loans and those loans 90 days past due totaled $538,000 and $589,000, respectively, at March 31, 1999, compared to $685,000 and $360,000, respectively, at year-end 1998. Management believes the current level of nonperforming loans is better than peer group levels and is a reflection of the quality of the Company's loan portfolio.

At March 31, 1999, the Company had an insignificant amount of loans that were considered impaired. Management will continue to monitor the status of impaired loans, including performing and non-performing loans, in order to determine the appropriate level of the allowance for loan losses.

Management continually monitors the loan portfolio through its Loan Review Department and Loan Loss Reserve Committee to determine the adequacy of the allowance for loan losses and considers it to be adequate at March 31, 1999. Management expects future loan loss provisions in 1999 to be less than 1998's provision due to general improvements in loan delinquencies and the overall quality of the loan portfolio. The allowance for loan losses of 1.72% of total loans at March 31, 1999 is deemed to be adequate to absorb losses inherent in the portfolio.

Funding Sources
---------------

The Company considers deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Company, reaching $707.0 million at March 31, 1999, a quarterly decrease of $7.2 million (or 1.0%).

Non-interest bearing demand deposits decreased $5.0 million (or 6.2%) to $75.9 million for the quarter ended March 31, 1999. Management does not believe that core deposit attrition has occurred and also believes that non-interest bearing demand deposit account balances are stable.

Interest bearing deposits totaled $631.1 million at March 31, 1999, a $2.2 million (or 0.3%) decrease compared to year end 1998. The Company experienced modest attrition in the first quarter of maturing, short-term certificates of deposit. Management expects similar attrition in the second quarter of 1999 as rate sensitive customers strive to maximize their investments by comparing rates offered by the Company's competitors. Management will continue to emphasize deposit-gathering methods in 1999 by offering special "relationship accounts" (both non-interest bearing and interest-bearing) based on other products and services offered by the Company.

Management believes that the deposit base remains the most significant funding source for the Company and will continue to concentrate on balancing deposit growth and adequate net interest margin to meet the Company's strategic goals. The Company continues to offer a "special" 15-month CD designed to compete with CD pricing in the Company's markets.

Along with traditional deposits, the Company accesses both short-term and long-term borrowings to fund its operations and investments. The Company's short-term borrowings consist of federal funds purchased, corporate deposits held in overnight repurchase agreements, and various FHLB borrowings. At March 31, 1999, short-term borrowings totaled $31.3 million, a quarterly decrease of $1.2 million (or 3.7%). Management anticipates corporate repurchase agreements balances to remain generally stable for the remainder of 1999.

At March 31, 1999, the Company had no short-term FHLB advances, in contrast to $0.7 million advanced at year-end 1998. In general, the Company accesses this funding source at various times to meet liquidity needs as they arise. The Company will continue to access short-term FHLB borrowings at various times as deemed appropriate.

In addition to traditional deposits and short-term borrowings, the Company continues to maintain long-term borrowings from the FHLB. This allows the Company to obtain reliable funds at fixed and indexed rates for longer periods of time than other traditional deposit products, creating the opportunity to match longer term fixed rate mortgages and other extended-maturity asset commitments against a similar funding source. Long-term FHLB advances totaled $38.0 million at March 31, 1999, unchanged since year-end 1998. In April 1999, the Company advanced $55 million in long-term FHLB borrowings to fund investments purchased in the Leverage Strategy, which is expected to generate additional net interest income. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source and expects to borrow an additional approximately $30 million from the FHLB to fund the Leverage Strategy.

The Company also has a long-term borrowing with an unaffiliated financial institution. The original borrowing was $3.0 million and was used to finance an acquisition in early 1997. At March 31, 1999, the balance was $2.6 million, a decrease of $0.1 million since year-end 1998. Principal payments began in 1998 and continue semi-annually over the next three years.


Capital/Stockholders' Equity
----------------------------

The Company's capital continues to provide a strong base for profitable growth. For the quarter ended March 31, 1999, stockholders' equity grew approximately $0.7 million (or 0.9%) to $86.8 million.

In the first quarter of 1999, the Company had net income of $2.6 million and paid dividends of $0.8 million, a dividend payout ratio of 30.76% of earnings, compared to 30.72% in the first quarter of the prior year. Management believes recent dividends represent an acceptable payout ratio for the Company and anticipates similar payout ratios in future periods through quarterly dividends.

At March 31, 1999, the adjustment for the net unrealized holding gain on available-for-sale securities, net of deferred income taxes, totaled $2.7 million, a decrease of $0.9 million since year-end 1998. Since all the investment securities in the Company's portfolio are classified as available-for-sale, both the investment and equity sections of the Company's balance sheet are more sensitive to the changing market values of investments.

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

At March 31, 1999, the Company's and each of its banking subsidiaries' risk-based capital ratios was above the minimum standard for a well-capitalized institution. The Company's risk-based capital ratio was 12.27%, well above the minimum standard of 8%. The Company's Tier 1 capital ratio of 10.83% also exceeded the regulatory minimum of 4%. The Leverage ratio at the end of the first quarter was 7.41% and also above the minimum standard of 4%. The Company's capital ratios provide quantitative data demonstrating the strength and future opportunities for use of the Company's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Company and each of its banking subsidiaries as part of its strategic decision process.

In June, 1998, the Company implemented a formal plan to purchase treasury shares for use in its stock option plans. The formal plan serves as the basis for treasury purchases in anticipation of the Company's projected stock option exercises and is based upon specific criteria related to market prices, as well as the number of shares expected to be issued under the Company's stock option plans. During the first quarter of 1999, the Company purchased 16,500 treasury shares at an average price of $22.73 per share, totaling $0.4 million in treasury share purchases in the first quarter of 1999. Management expects to purchase similar share amounts in future quarters for use in its stock option plans. Future changes, if any, to the Company's systematic share repurchase program may be necessary to respond to the number of shares expected to be reissued for the Company's stock option plans.

In 1998, the Company initiated the Peoples Bancorp Inc. Deferred Compensation Plan ("Deferred Compensation Plan") for the directors of the Company and its subsidiaries, which is designed to recognize the value to the Company of the past and present service of its directors and encourage their continued service through implementation of a deferred compensation plan. The Deferred Compensation Plan allows directors to defer the fees earned for their service as Company and subsidiary directors into deferred accounts that are either invested in the Company's common stock or a time deposit, at the specific director's discretion at the time of entering the Plan. As a result and in accordance with accounting regulations, the balances invested in Company stock in such accounts are reported as treasury stock in the Company's financial statements. At March 31, 1999, the Deferred Compensation Plan and its participants owned $0.7 million of Company stock, which is a reduction to the equity balance of the Company. Management does not expect the Plan to have a material impact on future financial statements or results of operations for the Company.

Recently the Company announced its Stock Repurchase Program, in which the Company will purchase up to 319,000 shares (or 5% of its outstanding Common Stock) in open market or privately negotiated transactions. The timing of the purchases and the actual number of common shares purchased will depend on market conditions. The Stock Repurchase Program, initiated in late April, 1999, will continue through December 31, 1999. Through May 10, 1999, the Company had purchased 25,324 shares at an average price of $23.89 per share.

In addition to the Stock Repurchase Program, management intends to continue its systematic quarterly treasury share program for use in its stock option plans.


Liquidity and Interest Rate Sensitivity
---------------------------------------

The objective of the Company's Asset/Liability Management function is to maintain consistent growth in net interest income within the Company's policy guidelines. This objective is accomplished through management of the Company's balance sheet liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels, and customer preferences.

Liquidity measures an organization's ability to meet cash obligations as they come due. During the quarter ended March 31, 1999, the Company generated cash from operating and investing activities of $4.2 million and $4.0 million, respectively. The Company used cash flows of $9.6 million for financing activities. The major cash outflow from financing activities resulted from the net decrease in non-interest and interest bearing deposits totaling $5.0 million and $2.2 million, respectively.

The Company generated cash flows of $4.0 million in investing activities. The major inflow of cash for the Company in the first quarter of 1999 was provided by the maturity of investment securities totaling $11.7 million. The major outlay of cash from investing activities resulted from the $6.6 million net increase in loans.

The Consolidated Statements of Cash Flows presented on page 6 of this Form 10-Q provides analysis of cash flow activity.

Additionally, management considers that portion of the loan portfolio that matures within one year and the maturities within one year in the investment portfolio as part of the Company's liquid assets. The Company's liquidity is monitored by the ALCO, which establishes and monitors ranges of acceptable liquidity. Management feels the Company's current liquidity position is acceptable.

The Company has implemented a strategic plan to address the contingency for extraordinary demands on liquidity due to the Year 2000 ("Y2K") phenomena. The plan is designed to ensure the adequacy and availability of a variety of sources of liquidity. A primary part of the plan involves securing the availability of the Federal Reserve Bank Discount Borrowings for the subsidiaries of the Company. Also, the Company plans, as much as is reasonably possible, to accumulate cash and near cash assets to meet the
potential need of additional liquidity.   Additionally, the Company intends
to review current correspondent relationships, as well as seek additional relationships to provide diverse sources of liquidity. The Company has also implemented a proactive campaign to allay customer Y2K concerns which complements the Y2K liquidity contingency plan.

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

The principal function of interest rate risk management is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates. The Company closely monitors the sensitivity of its assets and liabilities on an ongoing basis and projects the effect of various interest rate changes on its net interest margin. Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or reprice within a designated time-frame. The difference between rate sensitive assets and rate sensitive liabilities for a specified period of time is known as "gap".

At March 31, 1999, the Company's interest rate sensitivity position, based on static gap analysis, was liability sensitive in the short-term (one year or less) and decreasing in sensitivity for periods over one year and up to five years. Up to one year, the Company is liability sensitive due primarily to increases in funding sources which are short-term, such as the FHLB borrowings and CD specials. Management believes the Company's balance sheet is theoretically insulated from significant increases or decreases in interest rates due to the various variable rate assets and liabilities. Management monitors the asset and liability sensitivity through regular meetings of the Company's ALCO and uses available dynamic data to make appropriate strategic decisions.

To aid in interest rate management, the Company uses FHLB advances as a low risk means of matching maturities of earning assets with interest bearing funds to achieve a desired interest rate spread over the life of the earning assets. Additionally, the Company considers the use of certain off-balance sheet instruments such as interest rate caps, floors, and swaps, to further aid interest rate risk management. As shown in the table below, the Company currently has two such off-balance sheet instruments. These instruments, known as interest rate floors, will provide income to the Company should a selected market interest rate decline below a preset level specified in the transaction agreement.

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

In addition to gap analysis, management also analyzes the impact of maturing assets and liabilities relative to the interest rates on those products. The following table provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For loans, investment securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted average interest rates by contractual maturities as well as estimated prepayments of residential mortgages and mortgage-backed securities. For core deposits (non-interest bearing demand deposits, interest-bearing checking accounts, and savings accounts) that have no contractual maturity, the following table presents principal cash flows,and, as applicable, related weighted average interest rates based on the Company's historical experience and statistical analysis. For interest rate floors, the table presents notional amounts (as described in previous sections) and weighted average interest rates by contractual maturity date. A fundamental difference between the following table and traditional "static gap" analysis is that the following table presents the financial instruments based on the date of expected cash flows while a static gap analysis only focuses on the repricing characteristics of the financial instruments.


Principal/Notional Amount Maturities at March 31, 1999:
=======================================================


(Dollars in Thousands)                                                                   There-               Fair Value
                                     1999       2000       2001      2002       2003      after       Total    3/31/99
Rate sensitive assets:
----------------------
Fixed interest rate loans         $ 72,464   $ 51,078   $ 33,623   $ 21,758   $ 14,252   $ 57,839   $251,014  $258,544
    Average interest rate            9.60%      9.46%      9.24%      9.77%      9.65%      9.12%      9.43%
Variable interest rate loans      $ 96,279   $ 34,551   $ 29,337   $ 24,686   $ 22,269   $116,424   $323,546  $323,546
    Average interest rate            8.95%      8.00%      8.00%      8.01%      8.04%      8.00%      8.29%
Total loans                                                        $574,560
Fixed interest rate securities    $ 29,306   $ 12,388   $ 13,484    $13,070   $ 11,945   $114,028   $194,221  $194,221
    Average interest rate            6.04%      6.07%      5.90%      6.05%      6.01%      5.95%      5.98%
Variable interest rate securities $  2,655   $  5,266   $  3,599   $    291   $  1,409   $ 15,677   $ 28,897  $ 28,897
    Average interest rate            6.34%      6.06%      6.68%      7.04%      6.73%      7.08%      6.76%
Total securities                                                                                    $223,118
Other interest-bearing assets     $  7,609                                                          $  7,609  $  7,609
    Average interest rate            4.56%                                                                       4.56%
----------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
---------------------------
Non-interest bearing checking     $ 21,250   $ 12,143   $  9,107   $  3,036   $  8,121   $ 22,237   $ 75,894  $ 75,894
    Average interest rate
Savings                           $ 15,832   $  7,918   $  7,916   $ 11,874   $  5,937   $ 49,477   $ 98,954  $ 98,954
    Average interest rate            2.42%      2.42%      2.42%      2.42%      2.42%      2.42%      2.42%
Interest bearing checking         $ 25,379   $ 53,731   $ 25,380   $  8,460   $ 20,727   $ 77,820   $211,497  $200,419
    Average interest rate            3.45%      4.22%      3.45%      3.45%      3.45%      3.45%      3.65%
Time deposits                     $225,939   $ 72,302   $ 12,477   $  4,418   $  4,439   $  1,074   $320,649  $321,579
    Average interest rate            5.09%      5.04%      5.42%      5.57%      5.06%      4.46%      5.10%
Total deposits                                                                                      $706,994
Fixed interest rate borrowings    $ 36,559   $     27   $     29   $     30   $     31   $  1,312   $ 37,988  $ 36,582
    Average interest rate            4.72%      4.06%      4.06%      4.06%      4.06%      4.09%      4.70%
Variable interest rate borrowings $ 33,815                                                          $ 33,815  $ 33,815
    Average interest rate            4.26%                                                             4.26%
Total borrowings                                                                                    $ 71,803
----------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative financial instruments:
------------------------------------------------
Interest rate floors purchased    $ 10,000   $ 10,000                                               $ 20,000  $     59
    Average strike rate              5.50%      5.25%
    Forward rate                     5.00%      5.00%
======================================================================================================================



Principal/Notional Amount Maturities at March 31, 1998:
=======================================================


(Dollars in Thousands)                                                                   There-               Fair Value
                                     1998       1999       2000       2001       2002     after       Total    3/31/98
Rate sensitive assets:
----------------------
Fixed interest rate loans         $ 60,229   $ 39,589   $ 28,212   $ 18,332   $ 11,082   $ 42,840   $200,284  $202,547
    Average interest rate            9.82%      9.88%      9.61%      10.09%    10.09%      8.93%      9.65%
Variable interest rate loans      $109,840   $ 30,640   $ 25,509   $ 21,731   $ 18,775   $112,055   $318,550  $318,550
    Average interest rate            9.42%      8.40%      8.36%      8.35%      8.37%      8.56%      8.80%
Total loans                                                                                         $518,834
Fixed interest rate securities    $ 32,767   $ 16,744   $ 16,228   $  8,463   $ 12,058   $116,030   $202,290  $202,290
    Average interest rate            6.07%      5.79%      6.00%      5.26%      6.02%      6.01%      5.97%
Variable interest rate securities $    126   $  3,013   $    662   $  7,885   $    498   $  6,843   $ 19,027  $ 19,027
    Average interest rate            6.31%      7.65%      7.76%      6.94%      7.34%      7.07%      7.13%
Total securities                                                                                    $221,317
Other interest-bearing assets     $  4,222                                                          $  4,222  $  4,222
    Average interest rate            4.97%                                                             4.97%
----------------------------------------------------------------------------------------------------------------------

Rate sensitive liabilities:
---------------------------
Non-interest bearing checking     $ 18,347   $ 10,484   $  7,863   $  2,621   $  7,011   $ 19,199   $ 65,525  $ 65,525
    Average interest rate
Savings                           $ 14,735   $  7,368   $  7,367   $ 11,052   $  5,526   $ 46,048   $ 92,096  $ 92,096
    Average interest rate            3.05%      3.05%      3.05%      3.05%      3.05%      3.05%      3.05%
Interest bearing checking         $ 16,303   $ 38,846   $ 16,303   $  5,434   $ 13,314   $ 45,659   $135,859  $135,859
    Average interest rate            3.45%      4.22%      3.45%      3.45%      3.45%      3.45%      3.45%
Time deposits                     $239,367   $ 61,502   $ 12,953   $  4,748   $  3,371   $    410   $322,351  $323,028
    Average interest rate            5.54%      5.77%      5.43%      6.04%      5.50%      4.11%      5.58%
Total deposits                                                                                      $615,831
Fixed interest rate borrowings    $ 11,194   $  3,711   $  3,784   $  2,872   $ 18,317   $  4,509   $ 44,387  $ 44,551
    Average interest rate            5.92%      6.14%      6.17%      6.05%      5.62%      5.26%      5.78%
Variable interest rate borrowings $ 49,239                                                          $ 49,239  $ 49,239
    Average interest rate            5.10%                                                             5.10%
Total borrowings                                                                                    $ 93,626
----------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative financial instruments:
------------------------------------------------
Interest rate floors purchased               $ 10,000   $ 10,000                                    $ 20,000  $     31
    Average strike rate                         5.50%      5.25%
    Forward rate                                5.70%      5.70%
======================================================================================================================




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

The Company employs a variety of measurement techniques to identify and manage its interest rate risk exposure. In addition to the interest rate sensitivity and asset/liability repricing schedules, management also uses simulation modeling and forecasting to determine the impact of changing rate environments and to assess interest rate risk. This combination provides dynamic information concerning the Company's balance sheet structure in different interest rate environments. When using simulation modeling, assumptions based on anticipated market pricing are applied to interest-earning assets and interest-bearing liabilities. These modeling results are more reasonable indications of the Company's interest rate risk. Evaluation and review of the techniques, tools, and assumptions used in assessing the Company's interest rate risk is an ongoing process.

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

Future Outlook
--------------
Results of operations in the first quarter of 1999 represent enhanced financial performance through a combination of external growth and a focus on core competencies. Management continues to challenge its employees to identify critical banking processes and re-engineer services to provide the customer with the highest quality products and services. In addition, management has identified and will continue to analyze key performance areas which quantitatively measure the relative performance of the Company compared to prior year results.

The Company's recent announcements detailing the Trust Preferred Securities Issuance and the Stock Repurchase Program offer unique opportunities to the Company to enhance key performance indicators, in particular earnings per share and return on stockholders' equity. The Company's future financial results will depend on the timing of stock repurchases and other factors, such as the interest rate environment and loan demand.

In the first quarter of 1999, the Company initiated multiple programs designed to enhance customer service representatives' sales expertise and relationship building. These and other investments in customer service enhancements represent the Company's strategic initiatives to increase customer relationships within the Company. Management will continue to invest in sales training and other professional expenses as the Company's sales process evolves.

On April 1, 1999, Peoples Bank successfully opened a new sales office in the newly constructed Wal-Mart superstore in New Martinsville, West Virginia.
The new banking facility offers extended evening and weekend hours (including Sundays) and provides a wide array of financial products and services. Management is pleased with the early results of the new Wal-Mart office and is encouraged by the sales momentum generated in this office.

Later in 1999, Peoples Bank will open additional sales office in West Virginia Wal-Mart superstores currently under construction in Vienna (mid-1999) and South Parkersburg (late 1999 or early 2000). The three new offices will increase the Company's visibility in its West Virginia markets and give the Company's personal bankers better access to an increased number of shoppers compared to a traditional banking center.

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

Continuing the Company's emphasis on electronic product delivery, management expects to begin offering, in the third quarter of 1999, fully integrated internet banking ("Internet Banking System"), which will allow customers to perform online transactions, pay bills, view account history, stop payment, open accounts, change address, reorder checks, and much more. The Internet Banking System will be an on-line service that offers real time transaction capability and portability for the customer.

The Company's intention is to satisfy some of the demand for internet banking in the markets it serves while providing a link to its history of needs-based selling and community-minded service. The Internet Banking System will act as the conduit of financial information for many of the Company's customers in future periods.

The Internet Banking System will be offered in conjunction with the Company's current PC-based cash management/home banking product that has been used primarily by commercial customers. The Company will continue to strive to meet future customer service challenges through its wide array of delivery channels, using technology and traditional methods in the manner that best fits each customer. Management recognizes the importance of electronic banking to its customer base and continues to focus efforts designed to enhance this process and allow customers almost unlimited banking products and services at their convenience.

In the early part of the second quarter of 1999, the Company changed broker/dealers and named Raymond James Financial Services, Inc. (member NASD and SIPC), an unaffiliated registered broker/dealer, to provide enhanced services to the Company's investment customers, including asset management, tax shelters, common/preferred stocks, mutual funds, retirement planning, estate planning, and financial planning services in general. Management believes these types of services are critical to the Company's relationship and needs-based selling approach and is excited by the opportunity to blend its investment services to create a powerful sales unit.

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

Integration of the Company's many sales processes, products, and services will be the primary focus for the remainder of 1999. Management will concentrate on a marketing program based on establishing brand awareness of the Company in its markets, as well as establishing the "connection" between customers and the many products and services offered by the Company. The Company's insurance capabilities are an integral part of future earnings streams and should reach break-even levels in 2000, and gradually increase profitability thereafter. Management will continue to research alternative methods of enhancing non-interest income streams, such as electronic banking revenues, low income housing tax credits, and other investments.

Mergers and acquisitions remain a viable strategic option for the continued growth of the Company's operations and scope of customer service. Future acquisitions, if they occur, may not be limited to specific geographic location or proximity to current markets. Management will focus its energies on review and research of possible mergers, consolidations, or banking center purchases as a means of acquiring sales centers that complement existing Company locations and sales strategies. Ultimately, acquisitions will depend upon financial service opportunities that complement the Company's core competencies and strategic intent. Management considers mergers and acquisitions to be a viable method of enhancing the Company's earnings potential and will continue to pursue appropriate business opportunities as they develop.

Management concentrates on several key performance indicators to measure and direct the performance of the Company. While past results are not an indication of future earnings, management believes the Company is positioned to capitalize on its recent growth and initiatives to reposition the Company's balance sheet through the combined impact of the Trust Preferred Offering, Stock Repurchase Program, and Leverage Strategy. Management believes that the Company can produce enhanced future performance levels through integrated sales techniques and commitment to the strategic initiatives outlines in this section. The Company's strategic initiatives are designed to enhance customer service and increase future shareholder value.

Impact of the Year 2000 Issue
-----------------------------
The Company intends this information to constitute notice under the Year 2000 Information and Readiness Disclosure Act as a "Year 2000 Readiness Disclosure". Many companies across various industries have dedicated efforts to analyze the much-publicized "Year 2000" issue (or "Y2K"), which is the result of computer programs written using two digits rather than four to define the applicable year. Computer programs or hardware which have date-sensitive software or embedded chips may recognize a date of "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, the inability to process transactions or engage in similar normal business activities.

As discussed further below and based on assessments completed by the Company, portions of the Company's software and hardware systems have been modified, updated, or replaced so that those systems will properly utilize dates beyond December 31, 1999. Management believes its assessment and resulting remediation measures have mitigated the Y2K issue and ensured Y2K compliance in regards to mission-critical applications, including customer service related hardware and software systems (except one ATM, which is to be updated in May, 1999).

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

The Company's assessment process included IT and non-IT systems. The IT systems identified included personal computers, mainframes, local area networks and servers, wide area network, automated teller machines ("ATM's"), printers, copy machines, facsimile machines, telephones, and the operating systems and softwares for these systems. Based on the results of its assessment process, management considers these IT systems to be compliant with Y2K, except one of the Company's ATM's, which will require hardware and/or software upgrades to be completed in the second quarter of 1999. The remaining ATM's have been certified compliant by the specific vendor who supplied the machine.

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

As of May 10, 1999, the following chart shows the current and projected status of the Company's Y2K compliance efforts relative to IT systems:


 PHASE          Nov. 13,   Dec. 31,   Feb. 12,   Mar. 31,   May 10,   June 30,
                  1998       1998       1999       1999      1999       1999
   Awareness      100%       ---        ---        ---        ---       ---
   Assessment     100%       ---        ---        ---        ---       ---
   Renovation      80%       80%       100%        ---        ---       ---
   Validation      20%       70%        75%        80%        90%      100%
   Implementation  20%       70%        75%        80%        90%      100%


Management estimates that half of its potential Y2K issues originate in the Company's core banking system (software provided by a third-party vendor), which supports approximately 50% of the Company's information processing. This single system software provides accounting for the Company, as well as loan and deposit products. This core banking system has been certified as Y2K compliant by the vendor and the Information Technology Association of America. This software has essentially been Y2K compliant for several years (it was designed with a four digit year field) and supports calculations beyond the year 2000. The Company has completed 100% of its due diligence review of the proxy testing of the core banking system. Additionally, the Company has conducted testing in its own environment and has validated the proxy tests. The Company has also tested nearly all its mission critical interfaces into its core banking system. Approximately 95% of the interface testing has been successfully completed and the Company plans to complete the testing of the remaining critical interfaces by June 30, 1999.

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

The ATM network software has also been certified compliant by its vendor and has been tested in the Company's environment. The remaining mission critical IT system, the Company's document processing and retrieval system, is expected to be fully validated and implemented by June 30, 1999. The vendor has supplied its Y2K certified version of its software, which has been installed in the Company's current environment. Management is working closely with the Company's third party vendors to ensure Y2K compliance in a timely manner.

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

As of May 10, 1999, the Company approximates it has completed 90% of its testing and has implemented all of the renovated systems that have been tested. Completion of the testing phase and implementation of all renovated systems is expected by June 30, 1999.

Throughout the remainder of 1999, the Company will continue to update hardware and software in conjunction with its normal business plan. All systems will be tested for Y2K compliance prior to the integration into the Company's network. The Company has queried, through written and verbal communication, its important suppliers (such as utility companies) which do not involve system interface. To date, the Company is not aware of any problems which would materially impact operations, although the Company has no means of ensuring that these organizations will be Y2K ready. The inability of these parties to complete their Year 2000 resolution process could materially impact the Company, as well as other businesses and consumers.

The Company expenses Y2K project costs as incurred. The total out-of-pocket cost of the Y2K compliance project is not expected to be greater than $200,000 and, therefore, is immaterial to the Company's results of operations or financial position. As of May 10, 1999, management estimates that 75% of the Company's costs have been incurred. Included in the cost estimate is internal human resource expense which is estimated to approximate between $100,000 to $150,000. Although actual out-of-pocket expenses have been less than anticipated, management has increased the amount of internal human resource expected to be consumed by this project, offsetting the costs saved relative to purchases of hardware, software, and/or consulting fees. The Company has no pending material legal proceedings related to Y2K.

Due to the positive progress of the Company relative to remediation of the Y2K issue, management recently launched a comprehensive marketing program to its customers designed to communicate the Company's preparedness regarding Y2K. Throughout 1999, the Company plans to increase its efforts to communicate its preparedness in the market areas it serves.

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

"Safe Harbor" Statement under the Private Securities Litigation Reform
 Act of 1995
---------------------------------------------------------------------------
The statements in this Form 10-Q which are not historical fact are forward looking statements that involve risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of economic conditions, the impact of competitive products and pricing, and other risks detailed in the Company's Securities and Exchange Commission filings.


ITEM 3
------

QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
-------------------------------------------------------
The information called for by this item is provided under the caption "Liquidity and Interest Rate Sensitivity" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, and is incorporated herein by reference.


PEOPLES BANCORP INC. AND SUBSIDIARIES
-------------------------------------
CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME
======================================================================

(dollars in thousands)                         For the Three Months Ended
                                                       March 31,
                                              1999                 1998
                                          Average   Yield/   Average  Yield/
                                          Balance    Rate    Balance   Rate
ASSETS
======
Securities:
  Taxable                                 $186,941   6.06%   $166,030  6.58%
  Tax-exempt                                43,436   7.38%     25,601  8.04%
-----------------------------------------------------------------------------
    Total                                  230,377   6.31%    191,631  6.77%
Loans:
  Commercial                               224,591   8.66%    175,664  9.52%
  Real estate                              235,672   8.40%    232,553  8.70%
  Consumer (net)                           110,171  10.48%    112,486 10.53%
-----------------------------------------------------------------------------
    Total                                  570,434   8.90%    520,703  9.37%
  Less: Allowance for loan losses           (9,719)            (8,670)
-----------------------------------------------------------------------------
    Net loans                              560,715   9.06%    512,033  9.53%
Interest-bearing deposits                    2,166   3.97%      6,578  6.72%
Federal funds sold                           5,206   4.90%      9,090  5.49%
-----------------------------------------------------------------------------
    Total earning assets                   798,464   8.22%    719,332  8.72%
Other assets                                71,792             55,623
-----------------------------------------------------------------------------
    Total assets                          $870,256           $774,955
=============================================================================

LIABILITIES AND EQUITY
======================
Interest-bearing deposits:
  Savings                                 $ 98,426   2.40%   $ 91,101  3.07%
  Interest-bearing demand deposits         205,031   3.48%    137,769  3.63%
  Time                                     326,696   5.10%    322,604  5.53%
-----------------------------------------------------------------------------
    Total                                  630,153   4.15%    551,474  4.65%
Borrowed funds:
  Short-term                                30,729   4.19%     43,138  5.08%
  Long-term                                 40,528   4.73%     30,153  6.09%
-----------------------------------------------------------------------------
    Total                                   71,257   4.50%     73,291  5.48%
    Total interest bearing liabilities     701,410   4.18%    624,765  4.75%
Non-interest bearing deposits               76,058             62,724
Other liabilities                            5,973              7,873
-----------------------------------------------------------------------------
    Total liabilities                      783,441            695,362
Stockholders' equity                        86,815             79,593
-----------------------------------------------------------------------------
  Total liabilities and equity            $870,256           $774,955
=============================================================================

Interest income to earning assets                    8.22%             8.72%
Interest expense to earning assets                   3.68%             4.12%
-----------------------------------------------------------------------------
         Net interest margin                         4.54%             4.60%
=============================================================================

Interest income and yields presented on a fully tax-equivalent basis using a 35% tax rate.


PART II
-------

ITEM 1:  Legal Proceedings.
	None.

ITEM 2:  Changes in Securities and Use of Proceeds.
	None.

ITEM 3:  Defaults upon Senior Securities.
	None.

ITEM 4:  Submission of Matters to a Vote of Security Holders.

On April 15, 1999, the Peoples Bancorp Inc. Annual Meeting of Shareholders was held in the Mississippi Delta Room at the Hotel Lafayette in Marietta, Ohio. The meeting was well-attended and over 85% of the outstanding common shares were represented by proxy. No votes were placed in person. Voting results were as follows:

Three Directors of the Company were re-elected to serve terms of three years each (expiring in 2002): Frank L. Christy, Rex E. Maiden, and Joseph H. Wesel (Chairman of the Board). In addition, Norman J. Murray retired as a Director of the Company after serving for 19 years on Peoples Bancorp's Board of Directors and 32 years as a Director of Peoples Bank. Directors of the Company who continue to serve after the 1999 Annual Meeting include George W. Broughton, Wilford D. Dimit, Robert E. Evans, Barton S. Holl, Paul
T. Theisen and Thomas C. Vadakin.


SHAREHOLDER VOTING RESULTS
--------------------------
                                                                     BROKER
                                                                       NON-
NOMINEE                   FOR       WITHHELD    AGAINST     ABSTAIN   VOTES
-----------------      ---------    --------    -------     -------  -------
Frank L. Christy       5,367,241     18,340       84          N/A      N/A
Rex E. Maiden          5,368,194     17,350      121          N/A      N/A
Joseph H. Wesel        5,368,024     17,350      290          N/A      N/A


ITEM 5:  Other Information.

On May 14, 1999, the Company's Board of Directors announced the declaration of a 10% stock dividend to be issued June 15, 1999, to common shareholders of record at May 28, 1999. Fractional shares will be paid in cash based on the closing price of Peoples Bancorp's common stock on the record date. The stock dividend marks the sixth time in the past seven years that Peoples Bancorp has issued either a stock dividend or stock split.

Also on May 14, 1999, the Company announced its quarterly dividend of $0.14 per share. The second quarter dividend represents a 10% increase compared to the previous quarter and is payable subsequent to the Company's 10% stock dividend. The second quarter dividend payout of approximately $885,000 on an estimated 6.3 million shares is payable July 1, 1999, to shareholders of record June 15, 1999.

ITEM 6:  Exhibits and Reports on Form 8-K.
	a)  Exhibits:


                                EXHIBIT INDEX
                                -------------

Exhibit Number  Description                           Exhibit Location
--------------  ----------------------------------    -----------------
     11         Computation of Earnings Per Share.    Page 31.

     27         Financial Data Schedule.              EDGAR electronic
                                                      filing only.
        b)  Reports on Form 8-K:  None.


                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 PEOPLES BANCORP INC.



Date:  May 14, 1999         By: /s/  ROBERT E. EVANS
                                     Robert E. Evans
                                     President and Chief Executive Officer



Date:  May 14, 1999         By:  /s/  JOHN W. CONLON
                                      John W. Conlon
                                      Chief Financial Officer and Treasurer





                                EXHIBIT INDEX
                                -------------

            PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                       FOR PERIOD ENDED MARCH 31, 1999
            ==================================================



Exhibit Number           Description                   Exhibit Location
--------------    ----------------------------------   ----------------
     11           Computation of Earnings Per Share.   Page 31.

     27           Financial Data Schedule.             EDGAR electronic
                                                       filing only.