Form 10-Q
period 1999-06-30
PEOPLES BANCORP INC
filed 1999-08-16
CIK 318300

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____


                         Commission file number 0-16772

                              PEOPLES BANCORP INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                      Ohio
        ----------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   31-0987416
                 ----------------------------------------------
                      (I.R.S. Employer Identification No.)




                138 Putnam Street, P. O. Box 738, Marietta, Ohio
        ----------------------------------------------------------------
                    (Address of principal executive offices)


                                      45750
                 ----------------------------------------------
                                   (Zip Code)

              Registrant's telephone number, including area code:
              ---------------------------------------------------
                                 (740) 373-3155



Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes       X       No


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of August 1, 1999: 6,170,012.



                               Page 1 of 34 Pages

                        Exhibit Index Appears on Page 33




                         PART I - FINANCIAL INFORMATION

                                     ITEM 1


         The following Condensed Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Stockholders' Equity, and Consolidated Statements of Cash Flows of Peoples Bancorp Inc. (the "Company") and subsidiaries, reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Complete audited consolidated financial statements with footnotes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                                                   June 30,         December 31,
                                                                                     1999               1998

ASSETS
Cash and cash equivalents:
     Cash and due from banks                                                   $       25,710      $       27,048
     Interest-bearing deposits in other banks                                           1,498               3,373
     Federal funds sold                                                                    --               9,700
------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                              27,208              40,121
------------------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized cost of $357,556 and $230,049 at June 30, 1999 and
     December 31, 1998, respectively)                                                 350,936             235,569

Loans, net of unearned interest                                                       600,586             567,917
Allowance for loan losses                                                            (10,119)             (9,509)
------------------------------------------------------------------------------------------------------------------
          Net loans                                                                   590,467             558,408
------------------------------------------------------------------------------------------------------------------

Bank premises and equipment, net                                                       14,886              14,826
Other assets                                                                           37,516              31,360
------------------------------------------------------------------------------------------------------------------
               Total assets                                                    $    1,021,013      $      880,284
------------------------------------------------------------------------------------------------------------------

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing                                                      $       76,300      $       80,884
     Interest bearing                                                                 616,869             633,284
------------------------------------------------------------------------------------------------------------------
          Total deposits                                                              693,169             714,168
------------------------------------------------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased and securities sold under repurchase agreements           50,540              31,814
     Federal Home Loan Bank term advances                                              11,100                 700
------------------------------------------------------------------------------------------------------------------
          Total short-term borrowings                                                  61,640              32,514
------------------------------------------------------------------------------------------------------------------

Long-term borrowings                                                                  150,501              40,664
Accrued expenses and other liabilities                                                  7,303               6,924
------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                      912,613             794,270
------------------------------------------------------------------------------------------------------------------

Guaranteed preferred beneficial interests in junior subordinated debentures            29,001                  --



Stockholders' Equity
Common stock, no par value, 12,000,000 shares authorized - 6,380,718 shares issued at June 30, 1999 and 5,790,148 issued
     at December 31, 1998, including shares in treasury                                64,984              50,807
Accumulated comprehensive (loss) income, net of deferred income taxes                 (4,303)               3,588
Retained earnings                                                                      22,406              33,441
------------------------------------------------------------------------------------------------------------------
                                                                                       83,087              87,836
Treasury stock, at cost, 134,677 shares at June 30, 1999 and
     52,031 shares at December 31, 1998                                               (3,688)             (1,822)
------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                              79,399              86,014
------------------------------------------------------------------------------------------------------------------
               Total liabilities, minority interests and stockholders' equity  $    1,021,013      $      880,284
------------------------------------------------------------------------------------------------------------------







                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME




(Dollars in thousands, except per share data)          Three Months Ended                      Six Months Ended
                                                            June 30,                               June 30,
                                                        1999              1998                 1999              1998

Interest income                                 $      17,622    $       15,735       $       33,607    $       31,099
Interest expense                                        8,162             7,531               15,404            14,851
-----------------------------------------------------------------------------------------------------------------------
     Net interest income                                9,460             8,204               18,203            16,248
Provision for loan losses                                 447               546                  984             1,242
-----------------------------------------------------------------------------------------------------------------------
     Net interest income after
        provision for loan losses                       9,013             7,658               17,219            15,006

Other income                                            1,820             1,590                3,664             3,208
Gain on securities transactions                             1               427                    1               431
Other expenses                                          7,084             5,444               13,320            10,858
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                              3,750             4,231                7,564             7,787
Income taxes                                            1,201             1,431                2,385             2,611
-----------------------------------------------------------------------------------------------------------------------
               Net income                       $       2,549    $        2,800       $        5,179    $        5,176
-----------------------------------------------------------------------------------------------------------------------

Basic earnings per share (a)                            $0.41             $0.44                $0.82             $0.82
-----------------------------------------------------------------------------------------------------------------------

Diluted earnings per share (a)                          $0.40             $0.43                $0.80             $0.79
-----------------------------------------------------------------------------------------------------------------------

Basic cash earnings per share (a) (b)                   $0.48             $0.49                $0.97             $0.90
-----------------------------------------------------------------------------------------------------------------------

Diluted cash earnings per share (a) (b)                 $0.47             $0.47                $0.94             $0.87
-----------------------------------------------------------------------------------------------------------------------

Weighted average shares
     outstanding (basic)                            6,281,877         6,329,995            6,298,652         6,325,825
-----------------------------------------------------------------------------------------------------------------------

Weighted average shares
     outstanding (diluted)                          6,443,357         6,551,252            6,452,820         6,540,332
-----------------------------------------------------------------------------------------------------------------------

Cash dividends declared                                  $893              $765               $1,702            $1,495
-----------------------------------------------------------------------------------------------------------------------

Cash dividend per share                                 $0.14             $0.12                $0.27             $0.23
-----------------------------------------------------------------------------------------------------------------------

(a) 1998 data includes pretax gains on securities transactions of $427,000 ($278,000 after taxes  or $0.04 per share.

(b) Excludes after-tax impact of intangible amortization expense.




                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


 (Dollars in thousands, except share amounts)
                                                                                              Accumulated
                                                                                                 Other
                                                                                             Comprehensive
                                           Common Stock          Retained       Treasury        Income
                                       Shares        Amount      Earnings         Stock         (Loss)          Total
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998             5,790,148 $   50,807    $    33,441    $   (1,822)    $     3,588    $   86,014
----------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                        5,179                                       5,179
   Other comprehensive income,
      net of tax:
        Unrealized losses on available-
         for-sale securities                                                                     (7,891)       (7,891)
                                                                                                             ----------
                Comprehensive income                                                                           (2,712)
Exercise of common stock options
   (reissued 35,172 treasury shares)                  (590)                           945                          355
Cash dividends declared                                            (1,702)                                     (1,702)
10% stock dividend                       579,505     14,512       (14,512)
Common stock issued under dividend
   reinvestment plan                      11,065        255                                                        255
Purchase of treasury stock, 107,362 shares                                        (2,811)                      (2,811)
-----------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                 6,380,718 $   64,984    $    22,406    $   (3,688)    $   (4,303)    $   79,399
-----------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
Net unrealized depreciation arising during period, net of tax                                    (7,891)
-----------------------------------------------------------------------------------------------------------------------
Net unrealized depreciation on investment securities                                             (7,891)
-----------------------------------------------------------------------------------------------------------------------



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(Dollars in thousands)                                                              Six Months Ended
                                                                                        June 30,
                                                                               1999                   1998

Cash flows from operating activities:
Net income                                                                $      5,179           $     5,176
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Provision for loan losses                                                984                 1,242
          Gain on securities transactions                                          (1)                 (431)
          Depreciation, amortization, and accretion                              2,574                 1,227
          Increase in interest receivable                                      (1,447)                 (378)
          Increase in interest payable                                             203                   452
          Deferred income tax (benefit) expense                                  (513)                   697
          Deferral of loan origination fees and costs                            (112)                    90
          Other, net                                                           (2,591)                 (598)
-------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                         4,276                 7,477
-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchases of available-for-sale securities                                   (154,416)              (84,788)
Proceeds from sales of available-for-sale securities                                20                19,698
Proceeds from maturities of available-for-sale securities                       27,218                31,248
Net increase in loans                                                         (32,719)               (3,889)
Expenditures for premises and equipment                                        (1,246)               (2,298)
Proceeds from sales of other real estate owned                                     176                    79
Business acquisitions, net of cash received                                         --                99,053
Investment in limited partnership and tax credit funds                           (400)               (2,035)
-------------------------------------------------------------------------------------------------------------
               Net cash (used in) provided by investing activities           (161,367)                57,068
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Net decrease in non-interest bearing deposits                                  (4,584)               (1,177)
Net decrease in interest-bearing deposits                                     (16,371)              (29,290)
Net increase (decrease) in short-term borrowings                                29,126               (1,690)
Proceeds from long-term borrowings                                             110,000                16,782
Payments on long-term borrowings                                                 (163)               (1,238)
Cash dividends paid                                                            (1,374)               (1,268)
Purchase of treasury stock                                                     (2,811)               (1,113)
Proceeds from issuance of common stock                                             355                   371
Proceeds from issuance of Capital Securities                                    30,000                    --
-------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) financing activities             144,178              (18,623)
-------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                          (12,913)                45,922
Cash and cash equivalents at beginning of period                                40,121                38,831
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $     27,208           $    84,753
-------------------------------------------------------------------------------------------------------------


NOTES TO FINANCIAL STATEMENTS

Basis of Presentation
         The accounting and reporting policies of Peoples Bancorp Inc. and Subsidiaries (the "Company") conform to generally accepted accounting principles and to general practices within the banking industry. The Company considers all of its principal activities to be banking related. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company's parent company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.
         On May 13, 1999, the Company declared a 10% stock dividend to be issued June 15, 1999, to shareholders of record at May 28, 1999. Accordingly, all per share data reflects the dividend.


1.  Acquisition
         On June 26, 1998, The Peoples Banking and Trust Company ("Peoples Bank") completed the purchase of four full-service banking offices located in the communities of Point Pleasant (two offices), New Martinsville, and Steelton, West Virginia ("West Virginia Banking Center Acquisition") from an unaffiliated institution. In the transaction, Peoples Bank assumed approximately $121.0 million of deposits and purchased $8.3 million in loans.
         The following text will include references to the acquisition and its impact on the Company's results of operations.


2.  Accounting Pronouncements
         In June, 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement requires disclosure about an enterprise's operating segments in annual and interim financial reports issued to shareholders. The Statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, and the operating results of which are reviewed by the chief operating decision maker in the determination of resource allocation and performance. The Company's business activities are currently confined to one segment which is community banking.


                                     ITEM 2

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                             SELECTED FINANCIAL DATA

         The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows.


                                                                   For the Three              For the Six
                                                                    Months Ended             Months Ended
                                                                      June 30,                 June 30,
                                                                  1999          1998        1999         1998

SIGNIFICANT RATIOS
Net income to:
     Average assets (a) (b)                                       1.04%         1.39%       1.12%        1.31%
---------------------------------------------------------------------------------------------------------------
     Average stockholders' equity (a) (b)                        11.90%        13.82%      12.01%       12.89%
---------------------------------------------------------------------------------------------------------------

Net interest margin (a) (b)                                       4.36%         4.55%       4.45%        4.58%
---------------------------------------------------------------------------------------------------------------

Efficiency ratio (b) (c)                                         55.26%        50.44%      53.31%       51.24%
---------------------------------------------------------------------------------------------------------------

Average stockholders' equity to average assets                    8.78%        10.11%       9.34%       10.20%
---------------------------------------------------------------------------------------------------------------

Loans net of unearned interest to deposits (end of period)       86.64%        76.39%      86.64%       76.39%
---------------------------------------------------------------------------------------------------------------

Allowance for loan losses to loans net of
     unearned interest (end of period)                            1.68%         1.72%       1.68%        1.72%
---------------------------------------------------------------------------------------------------------------

Capital ratios:
     Tier I capital ratio                                        13.98%        10.58%      13.98%       10.58%
---------------------------------------------------------------------------------------------------------------
     Risk-based capital ratio                                    15.57%        11.83%      15.57%       11.83%
---------------------------------------------------------------------------------------------------------------
     Leverage ratio                                               9.54%         7.38%       9.54%        7.38%
---------------------------------------------------------------------------------------------------------------

Cash dividends to net income                                     35.05%        27.32%      32.87%       28.88%
---------------------------------------------------------------------------------------------------------------

PER SHARE DATA
Book value per share                                             $12.71        $12.97      $12.71       $12.97
---------------------------------------------------------------------------------------------------------------

Diluted earnings per share                                        $0.40         $0.43       $0.80        $0.79
---------------------------------------------------------------------------------------------------------------

Cash dividends per share                                          $0.14         $0.12       $0.27        $0.23
---------------------------------------------------------------------------------------------------------------

(a) 1998 data includes pretax gains on securities transactions of $427,000 ($278,000 after taxes or $0.04 per share).

(b) Net income to average assets, net income to average stockholders' equity, net interest margin, and efficiency ratio are presented on an annualized basis. Net interest margin is calculated using fully tax equivalent net interest income as a percentage of average earning assets.

(c) Efficiency ratio is a ratio of non-interest expense (less intangible amortization and non-direct operational expenses) as a percentage of fully tax equivalent net interest income plus non-interest income. All non-recurring items are removed from the calculation of the Company's efficiency ratio.



Introduction
         The following discussion and analysis of the consolidated financial statements of the Company is presented to provide insight into management's assessment of the financial results. The Company's subsidiaries are The Peoples Banking and Trust Company ("Peoples Bank"); The First National Bank of Southeastern Ohio ("First National Bank"), which also owns two insurance agency subsidiaries, Northwest Territory Life Insurance Agency, Inc. and Northwest Territory Property and Casualty Insurance Agency, Inc.; Peoples Bank FSB; and The Northwest Territory Life Insurance Company, an Arizona corporation that reinsures credit life and disability insurance issued to customers of the Company's banking subsidiaries.
         The Company provides an array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. The Company also offers investment and insurance products. The Company provides services through ordinary walk-in offices, automated teller machines, and automobile drive-in facilities, banking by phone, and also provide limited cash management services through computer banking.
         Peoples Bank is chartered by the state of Ohio and subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation ("FDIC") and the Ohio Division of Financial Institutions. First National is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency ("OCC"). Peoples Bank FSB is a member of the Federal Home Loan Bank, and is subject to the regulation, supervision, and examination by the Office of Thrift Supervision ("OTS"), and is also subject to limited regulation by the Board of Governors of the Federal Reserve System. The discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements and footnotes thereto and the ratios, statistics, and discussions contained elsewhere in this Form 10-Q.
         References will be found in this Form 10-Q to transactions that have impacted or will impact the Company's results of operations. The Company has entered into agreements with Wal*Mart to lease certain retail space in three Wal*Mart superstores in West Virginia, for the purpose of establishing financial service centers. On April 1, 1999, Peoples Bank opened a financial services facility within a Wal*Mart superstore in New Martinsville, West Virginia. The banking facility offers extended evening and weekend hours (including Sundays), ATM access, and provides a wide array of financial products and services, and complements Peoples Bank's existing full-service offices in New Martinsville and Steelton, West Virginia.
         On July 1, 1999, Peoples Bank opened a similar financial services facility in Wood County, West Virginia. Peoples Bank's sales office, located within a Wal*Mart superstore at 701 Grand Central Avenue in Vienna, also offers extended banking hours and provides a wide array of financial products and services, including ATM access. The Vienna financial services center complements Peoples Bank's full-service office on Pike Street in nearby Parkersburg and adds to the Company's existing network of community banking offices in Ohio and West Virginia. In late 1999, Peoples Bank also plans to open a third banking facility in a to-be-constructed Wal*Mart supercenter in South Parkersburg, West Virginia The sales facility will be similar to the aforementioned Wal*Mart sales offices.
         Peoples Bank's financial services facilities located within the New Martinsville and Vienna Wal*Mart superstores, as well as the South Parkersburg Wal*Mart financial services center, will be collectively referred to as the "Wal*Mart Financial Service Centers" in this Form 10-Q.
         On June 26, 1998, Peoples Bank completed the purchase of four full-service banking offices located in the communities of Point Pleasant (two offices), New Martinsville, and Steelton, West Virginia ("West Virginia Banking Center Acquisition") from an unaffiliated institution. In the transaction, Peoples Bank assumed approximately $121.0 million of deposits and purchased $8.3 million in loans.
         On April 20, 1999, the Company sold, through PEBO Capital Trust I (a newly-formed subsidiary) $30.0 million of 8.62% Capital Securities ("Capital Securities" or "Trust Preferred Securities"). The proceeds were used by the Trust to purchase, from the Company, Junior Subordinated Deferrable Interest Debentures due May 1, 2029. In late April, 1999, the Company invested $10.0 million in Peoples Bank (the Company's largest subsidiary bank) with a portion of the net proceeds. The remaining proceeds have been used for general corporate purposes, including the repurchase of a portion of the Company's outstanding common shares. On April 22, 1999, the Company announced intentions to repurchase 5% of the Company's outstanding common shares (or 315,000 shares) from time to time in open market or privately negotiated transactions ("Stock Repurchase Program"). The timing of the purchases and the actual number of common shares purchased have depended and will depend on market conditions. The Stock Repurchase Program will continue through December 31, 1999. The combined effect of the issuance of Capital Securities and the Stock Repurchase Program have impacted and will impact several key performance indicators of the Company's future financial results. The impact, where significant, is discussed in the applicable sections of Management's Discussion and Analysis.


                              RESULTS OF OPERATIONS

Overview of the Income Statement
         For the six months ended June 30, 1999, the Company's operating earnings totaled $5,179,000, a 5.7% increase from $4,898,000 in operating earnings for the same period last year. For the quarter ended June 30, 1999, the Company's operating earnings reached $2,549,000, a 1.1% increase from $2,522,000 in the second quarter of 1998. In the second quarter, diluted operating earnings per share increased $0.02 from $0.38 last year to $0.40 in 1999. For the first half of 1999, diluted operating earnings per share reached $0.80, up $0.05 compared to the same period a year earlier.
         Operating earnings for the second quarter of 1998 exclude net pretax gains of $427,000 on investment activity, primarily from the exchange of certain domestic equity securities, as well as losses from repositioning of the investment portfolio. The effect of the nonrecurring net gain was to increase net income by $278,000, or $0.04 per share. Management believes that an appropriate comparative approach to 1999's performance versus previous year should exclude the aforementioned nonrecurring gains.
         Including the gains on securities transactions in 1998, the Company earned $5,176,000 for the six months ended June 30, 1998. For the quarter ended June 30, 1998, the Company earned $2,800,000. In the second quarter, diluted earnings per share decreased from $0.43 last year to $0.40 in 1999. For the first half of 1999, diluted earnings per share reached $0.80, up $0.01 over the prior year.
         Management believes that a comparative approach to financial reporting should include the discussion of results using a "cash earnings" method, which removes the after-tax impact of the amortization of intangibles on the Company's results of operations and facilitates comparison of the Company with entities that make acquisitions using pooling of interests accounting. In the second quarter of 1999, intangible amortization expense totaled $656,000 ($456,000 after taxes) compared to $372,000 ($273,000 after taxes) for the same period a year earlier. The increase was due to the Peoples Bank's completion of the West Virginia Banking Center Acquisition at the end of 1998's second quarter and amortization of associated intangibles which began in the third quarter of 1998.
         After removing the after-tax effect of the amortization of intangibles, diluted cash basis operating earnings per share for the quarter ended June 30, 1999, was $0.47, up $0.04 (or 9.3%) from $0.43 in the second quarter of 1998. On a cash earnings operating basis, return on average tangible assets was 1.26% for the second quarter of 1999, a decrease of 15 basis points from last year's second quarter figure of 1.41%. Cash earnings as a percentage of average tangible equity grew to 18.63% at June 30, 1999, up from 1998's second quarter return on average tangible equity of 16.32%.
         Management uses cash earnings as one of several ways to evaluate the impact of acquisitions on profitability and return on the Company's investment. Recent acquisitions have increased the Company's amortization expense related to goodwill and other intangibles and as a result, the purchase method of accounting has impacted earnings per share and other ratios. In order to provide comparative earnings per share information, management will continue to supplement future financial analysis with a discussion concerning cash earnings per share, as previously defined.
         Second quarter net interest income totaled $9,460,000, up $1,256,000 (or 15.3%) compared to the same period last year. For the six months ended June 30, 1999, net interest income reached $18,203,000, an increase of $1,955,000 (or 12.0%) compared to the same period a year earlier.
         The provision for loan losses totaled $447,000 in the second quarter of 1999, down $99,000 (or 18.1%) compared to $546,000 in 1998's second quarter. In the first half of 1999, provision for loan losses totaled $984,000 compared to $1,242,000 in 1998's first six months, a decrease of $258,000 (or 20.8%). The provision for loan losses, which is determined by management each quarter, reflects the quality of the loan portfolio and as well as management of the inherent credit risks therein.
         Second quarter non-interest income increased $230,000 (or 14.5%) to $1,820,000, due primarily to growth of deposit account service charges (generated in part from volume increases related to the West Virginia Banking Center Acquisition), increased fiduciary fees from the Company's Investment and Trust activity, and increased electronic banking fees. For the six months ended June 30, 1999, non-interest income totaled $3,664,000, up $456,000 (or 14.2%)
compared to the same period in 1998.
         Non-interest expense for the second quarter of 1999 totaled $7,084,000, up $1,640,000 (or 30.1%) from last year. For the six months ended June 30, 1999, non-interest expense totaled $13,320,000, up 22.7% compared to the same period a year earlier. The growth in non-interest expense was due primarily to the Company's recent acquisitions and related expenses, such as salaries and benefits expense and amortization of intangibles. In addition, non-interest expense increased due to debt service costs on the Trust Preferred Securities issued in the early part of the second quarter of 1999.
         The Company's efficiency ratio was 55.26% in the second quarter of 1999, compared to 50.44% for the same period last year. This decline in this performance ratio was due primarily to increased costs related to the Trust Preferred Securities, which is projected to enhance other performance ratios such as return on equity and earnings per share. For the six months ended June 30, 1999, the efficiency ratio totaled 53.31% compared to 51.24% for the same period in 1998.

Interest Income and Expense
         Net interest income is the amount by which interest income on interest-earning assets exceeds interest paid on interest-bearing liabilities. Interest-earning assets include loans and investment securities; interest-bearing liabilities include interest-bearing deposits and borrowed funds. Net interest income remains the primary source of revenue for the Company. Changes in market interest rates, as well as changes in the mix and volume of interest-earning assets and interest-bearing liabilities, impact net interest income.
         During the second quarter of 1999, the Company initiated an asset growth strategy to offset the costs to service the Trust Preferred Securities, thereby leveraging the Company's increased capital levels ("Leverage Strategy"). The Leverage Strategy increased the Company's earnings asset base approximately $150 million and was funded primarily by Federal Home Loan Bank ("FHLB") borrowings and other wholesale funding sources. The Leverage Strategy was implemented throughout the second quarter of 1999 and was completed on June 30, 1999. Due to timing issues, management expects the full impact of the Leverage Strategy to positively affect the results of operations in the third quarter of 1999 and future periods.
         The Leverage Strategy and the earning asset growth that occurred through 1998's West Virginia Banking Center Acquisition generated strong second quarter net interest income stream in 1999. Net interest income reached $9,460,000 in the second quarter of 1999, compared to $8,204,000 in last year's second quarter, an increase of $1,256,000 (or 15.3%). For the second quarter of 1999, total interest income reached $17,622,000 while interest expense totaled $8,162,000. Included in second quarter 1999 interest income is $604,000 of tax-exempt income from investments issued by states and political subdivisions. Since these revenues are not taxed, it is more meaningful to analyze the impact of net interest income on a fully-tax equivalent ("FTE") basis.
         Net interest margin is calculated by dividing FTE net interest income by average interest-earning assets and serves as a performance measurement of the net interest revenue stream generated by the Company's balance sheet. For the three months ended June 30, 1999, net interest margin (on an FTE basis) totaled 4.36% compared to 4.55% in the second quarter of 1998. On a year-to-date basis through June 30, net interest margin in 1999 totaled 4.45% compared to 4.58% for the same period last year.
         Management expected net interest margin to compress in the second quarter (and for the remainder of 1999) due to the Leverage Strategy, which significantly increased the Company's earning asset base in comparatively lower-yielding assets such as mortgage-backed investment securities and other investments. Management continues to analyze methods to redeploy the Company's assets to an earning asset mix which will result in a net interest margin similar to the Company's ratios before the Leverage Strategy was initiated. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the short-term future, which will enable to Company to shift a portion of its earning asset base to these higher-yield assets.
         Average loans grew $64.5 million (or 12.3%) from second quarter 1998 to second quarter 1999 and comprise the largest earning asset component on the Company's balance sheet. Due to the Leverage Strategy, as well as increased competition for loans, total yield on earning assets dropped to 8.00% in the second quarter of 1999, compared to 8.61% for the same period a year earlier. Compared to the second quarter of 1998, cost of interest-bearing liabilities decreased 50 basis points in the second quarter of 1999 to 4.18%, due primarily to attrition of higher cost funding sources such as short-term, aggressively priced certificates of deposit, as well as prepayments of long-term FHLB advances in October, 1998. These funding sources were replaced with lower-costing deposits and other FHLB advances.
         Please refer to the "Consolidated Average Balance Sheet and Analysis of Net Interest Income" table included on page 29 for a complete quantitative evaluation of the Company's net interest margin.

Provision for Loan Losses
         The provision for loan losses is based upon management's continuing evaluation of the adequacy of the allowance for loan losses and is reflective of the quality of the portfolio and overall management of the inherent credit risk. In the second quarter of 1999, the Company recorded a provision for loan losses of $447,000, a decrease of $99,000 (or 18.1%) from $546,000 in the second quarter of 1998. On a year-to-date basis through June 30, loan loss provision totaled $984,000 in 1999 compared to $1,242,000 last year.
         Due to continued strong asset quality, management anticipates the Company's loan loss provision for the year ending December 31, 1999, to be down from 1998. Any further reduction in the provision will be dependent on acceptable loan delinquencies, portfolio risk, and general economic conditions in the Company's markets.

Non-Interest Income
         The Company's non-interest income is generated from four primary sources: cost-recovery based fees related to deposit accounts, income from fiduciary activities, electronic banking revenue, and insurance commissions. For the quarter and six months ended June 30, 1999, most of the Company's major sources of non-interest income increased compared to the same period a year earlier, reflecting management's focus on non-interest revenue enhancement as a primary source of cost-recovery.
         Second quarter non-interest income reached $1,820,000 in 1999, an increase of $230,000 (or 14.5%) compared to the same period in 1998. For the six months ended June 30, 1999, non-interest income totaled $3,664,000, up $456,000 (or 14.2%) compared to last year.
         Deposit account service charge income reached $758,000 in the second quarter of 1999, compared to $597,000 for the quarter ended June 30, 1998, an increase of $161,000 (or 27.0%). On a year-to-date basis through June 30, deposit account service charge income totaled $1,478,000, a $331,000 (or 28.9%) increase over the first half of 1998. In the first half of 1999, deposit account service charge income was impacted favorably by the West Virginia Banking Center Acquisition and its associated $121 million in deposits, which provided the base for increased fee income. Approximately $190,000 of the Company's increase in non-interest revenue in the first half of 1999 can be attributed to the deposits acquired in the West Virginia Banking Center Acquisition. The Company's fee income generated from deposits is based on cost recoveries associated with services provided.
         The fee structure for fiduciary activities is based primarily on the fair value of assets being managed, which totaled nearly $600 million at June 30, 1999, compared to $551 million at year-end 1998. As a result of recent growth in market values and in the number of accounts served, income from fiduciary activities in the second quarter of 1999 increased $47,000 (or 8.3%) compared to $613,000 reported in the same period a year earlier. On a year-to-date basis through June 30, revenue from fiduciary activities increased $97,000 (or 8.2%) to $1,279,000 in 1999 compared to the first half of 1998. The Company continues to build on its leadership position in its markets. Management believes investment and fiduciary services will be a significant contributor to the Company's non-interest income streams.
         Electronic banking, including ATM cards, direct deposit services, and debit card services, is one of the many product lines offered by the Company. The cost-recovery fees associated with these products and services significantly impact the Company's non-interest income. In the second quarter of 1999, revenues related to electronic banking totaled $162,000, nearly identical to the previous year's second quarter. For the six months ended June 30, 1999, electronic banking revenues totaled $320,000, an increase of $29,000 (or 10.0%) compared to the same period a year earlier. Management will continue to focus on electronic banking as a source of revenue as the financial services industry develops additional methods to provide electronic commerce.
         In addition to traditional sources of non-interest income, the Company also offers a complete line of insurance and investment products. The Company's product offerings include credit life and disability insurance, as well as life and property insurance to consumers in Ohio and West Virginia. Commissions on insurance and securities generated revenues of $115,000 in the second quarter of 1999, identical to the revenues recognized for the same period in 1998. For the first half of 1999, commissions on insurance and securities generated revenues totaling $243,000, a $35,000 (or 16.8%) increase over the same period last year.
         In the second quarter of 1999, the Company named Raymond James Financial Services, Inc. (member NASD and SIPC), an unaffiliated registered broker/dealer, as its provider of improved services to the Company's investment customers, including, but not limited to, asset management, corporate bonds, municipal bonds, portfolio evaluation, asset allocation, tax shelters, unit trusts, common/preferred stocks, government securities, mutual funds, retirement planning, estate planning, tax-exempt securities, annuities, and financial planning services. Management believes these services are critical to the Company's relationship and needs-based sales philosophy.
         Management will continue to explore new methods of enhancing non-interest income. Both traditional and non-traditional financial service products are being analyzed for inclusion in the Company's product mix.

Net Gain on Securities Transactions
         In the second quarter of 1999, the Company generated insignificant gains on securities transactions. For the three months ended June 30, 1998, the Company reported net gains on securities of $427,000 ($278,000 after taxes, or $0.04 per diluted share), compared to minimal net gain of $1,000 in the second quarter of 1999. The Company had a net gain of $516,000 ($336,000 after taxes) from an equity investment in a company that was acquired in a merger transaction. In addition, during the second quarter of 1998, the Company recognized losses of $89,000 ($58,000 after taxes) from sales of investment securities due to repositioning of the investment portfolio.

Non-Interest Expense
         For the three months ended June 30, 1999, non-interest expense totaled $7,084,000, an increase of $1,640,000 (or 30.1%) compared to the same period last year. For the first half of 1999, total non-interest expense reached $13,320,000, up $2,462,000 (or 22.7%) compared to 1998's first six months. When comparing 1999 non-interest expense information to 1998, it is important to consider that several categories within non-interest expense were directly impacted by the West Virginia Banking Center Acquisition and the related growth of non-interest expenses such as salaries and benefits, depreciation expense, and intangible amortization. In addition, non-interest expense was impacted due to costs associated with the Trust Preferred Securities, which totaled $517,000 in the second quarter of 1999.
         Non-operational items caused a significant increase in non-interest expense for the quarter and six months ended June 30, 1999. In particular, amortization of intangibles totaled $656,000 (up 76.3%) and $1,313,000 (an increase of 77.2%) for the quarter and six months ended June 30, 1999, respectively, compared to $372,000 and $741,000 for the identical periods a year earlier. The additional intangible asset amortization expense arising from the West Virginia Banking Center Acquisition was the primary reason for these increases.
         Compared to 1998's second quarter, salaries and benefits expense increased $354,000 (or 15.7%) to $2,603,000 in the second quarter of 1999. For the six months ended June 30, salaries and benefits expense increased $590,000 (or 12.6%) to $5,281,000 in 1999 compared to 1998's first half of the year. Acquisitions and new financial service center openings have increased the number of the Company's employees, primarily those associates dedicated to customer service areas in the acquired offices and new offices recently opened by the Company. At June 30, 1999, the Company had 370 full-time equivalent employees, compared to 362 full-time equivalent employees at December 31, 1998. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, effectively optimizing customer service and return to shareholders.
         Recent acquisitions also impacted net occupancy expenses, in particular depreciation expense. For the quarter and six months ended June 30, 1999, furniture and equipment expenses totaled $478,000 and $936,000, respectively, up $32,000 (or 7.2%) and $45,000 (or 5.1%) compared to 1998's identical reporting periods. Net occupancy expense totaled $453,000 in the second quarter of 1999, an increase of $63,000 (or 16.2%) compared to the same period a year earlier. On a year-to-date basis through June 30 and compared to last year, net occupancy expense increased $161,000 (or 22.0%) to $894,000 in 1999. These increases can be attributed primarily to the depreciation of the assets purchased in recent acquisitions, completion of financial service center remodeling projects (specifically the two Wal*Mart Financial Service Centers opened to date), as well as increased depreciation of additional expenditures on technology. The Company's increased investment in technology and other customer-service enhancements will also impact depreciation expense in the future.
         In the first half of 1999, the Company embarked on several educational sales programs designed to increase associates' knowledge of relationship sales techniques and enhance the Company's sales culture. The educational programs are expected to continue through the remainder of 1999 and have modestly increased non-interest expense compared to previous periods. Management believes these types of investments in the future are necessary to remain competitive in the financial services industry and anticipates the programs increasing customer service associates perception and understanding of the relationship sales process.
         Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for the Company in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense less amortization of intangibles and non-recurring items as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. Gains and losses on sales of investment securities, as well as other nonrecurring charges, are not included in the calculation of the Company's efficiency ratio.
         In the second quarter of 1999, the Company's efficiency ratio was 55.26% compared to 50.44% for the same period last year. For the six months ended June 30, 1999, the efficiency ratio was 53.31% compared to 51.24% for the same period in 1998. Management believes the second quarter of 1999 was a period of transition for the Company due to the Trust Preferred Securities being issued and the Leverage Strategy completion. Due to timing issues related to settlement of assets purchased in the Leverage Strategy, management anticipates that the efficiency ratio will modestly improve throughout the remainder of 1999 as additional incremental interest income generated by the Leverage Strategy counterbalances debt service costs associated with the Capital Securities.

Return on Assets
         For the quarter ended June 30, 1999, operating return on average assets ("ROA") totaled 1.04% compared to 1.25% for the same period a year earlier. For the six months ended June 30, 1999, the Company's operating ROA totaled 1.12%, compared to 1.24% for the same period a year earlier. Including the $278,000 after-tax gain on securities transactions, ROA for the quarter and six months ended June 30, 1998, reached 1.39% and 1.31%, respectively.
         The Leverage Strategy significantly increased the asset base of the Company near the end of the second quarter of 1999. Due to timing issues related to settlement of the investments purchased, the Leverage Strategy's increased net interest income streams will not fully impact the Company's earning assets until the third quarter of 1999. In addition, ROA and other performance ratios may be enhanced in the future through interest income increases as a result of funds involved in the Leverage Strategy being redirected into a mix of earning assets more similar to the Company's earning asset base before the Leverage Strategy was initiated.
         Management anticipates that ROA will stabilize for the remainder of 1999. In the future, the Company will be challenged to employ its asset base in a manner that will produce acceptable returns on investment. As the Company is successful in transitioning the investments purchased in the Leverage Strategy to higher-yielding loans, management expects ROA to modestly improve. Management believes that recent changes to the Company's balance sheet, particularly through the Trust Preferred Securities issuance and Leverage Strategy, will shift the Company's strategic focus to ratios such as return on equity and earnings per share.

Return on Equity
         The Company's operating return on average equity ("ROE") in the second quarter of 1999 was 11.90%, compared to 12.45% for the same period last year. For the first half of 1999, operating ROE totaled 12.01% compared to 12.20% for the same period in 1998. Including the $278,000 after-tax gain on securities transactions, ROE for the quarter and six months ended June 30, 1998, reached 13.82% and 12.89%, respectively.
         Using a portion of the proceeds from the Trust Preferred Securities issuance to implement the Company's Stock Repurchase Program, management anticipates enhanced ROE for the Company in future periods. The Stock Repurchase Program was established on April 22, 1999 and is nearly 60% complete at August 12, 1999. Enhancements to ROE depend on the timing of the common stock repurchases and the availability of the Company's shares. Management views the issuance of the Trust Preferred Securities as an opportunity to leverage the Company's strong equity position and expects ROE improvement for the remainder of 1999 and into 2000.
         The Company and all of its banking subsidiaries are considered well-capitalized under regulatory and industry standards of risk-based capital.

Income Tax Expense
         Due primarily to the net gain on securities transactions in the second quarter of 1998, income tax expense decreased $230,000 (or 16.1%) to $1,201,000 for the three months ended June 30, 1999, when compared to the same period a year earlier. On a year-to-date basis through six months, the Company's income tax expense totaled $2,385,000 in 1999, a decrease of $226,000 (or 8.7%) compared to 1998's first half. This decrease can be attributed to three primary reasons: additional income tax expense totaling $149,000 recognized in the second quarter of 1998 resulting from the net gain on securities transactions, increases in tax-exempt income compared to the prior year, as well as tax credit investments finalized in 1998 that lowered the Company's effective tax rate. These tax credits reduce the Company's tax burden and helped lower the Company's effective tax rate to 32.0% for the second quarter of 1999, compared to 33.8% for the same period last year.
         With the funds generated from the Trust Preferred Securities, the Company has invested and plans to make additional investments in various tax credit pools over the next several years. Total investment in these tax credit pools is not expected to exceed $5.0 million and is expected to benefit the Company's future results of operations through reductions in the Company's effective tax rate.



                               FINANCIAL CONDITION

Overview of Balance Sheet
         The Company's balance sheet changed dramatically in the second quarter of 1999, due largely to the issuance of the Trust Preferred Securities and the associated Leverage Strategy. The Company's assets topped $1 billion during the second quarter as total assets reached $1.02 billion at June 30, 1999, up $140 million (or 16.0%) since year end 1998. Due to the Leverage Strategy, the largest asset growth occurred in the investment securities portfolio, which totaled $350.9 million at June 30, 1999, an increase of $115.4 million (or 49.0%) over year-end 1998. Compared to December 31, 1998, total loans increased $32.7 million (or 5.8%) to $600.6 million, as growth continues to be strong in the Company's commercial loan area.
         Total liabilities increased $118.3 million (or 14.9%) to $912.6 million for the six months ended June 30, 1999. This increase can be attributed primarily to the Leverage Strategy and the funding needs generated from its implementation. Long-term borrowings increased to $150.5 million at June 30, 1999, up $109.8 million over year-end 1998. Short-term borrowings increased $29.1 million compared to year-end 1998, totaling $61.6 million at June 30, 1999. The Company's total deposits decreased $21.0 million to $693.2 million at June 30, 1999, due primarily to attrition of higher-cost, short-term funding sources such as certificates of deposit.
         The April, 1999 issuance of the Trust Preferred Securities is presented as "Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures". The Company has classified the Trust Preferred Securities as "mezzanine" equity on its balance sheet, net of issuance costs of approximately $1.0 million.
         Stockholders' equity totaled $79.4 million at June 30, 1999, compared to $86.0 million at December 31, 1998, a decrease of $6.6 million (or 7.7%). The decrease in equity resulted primarily from the Company's net unrealized loss on available for sale securities, combined with initiation of the Stock Repurchase Program. At June 30, 1999, the Company had a $4.3 million net unrealized loss on available for sale securities, which represents a $7.9 million decrease compared to the $3.6 million unrealized gain on available for sale securities at December 31, 1998. At June 30, 1999, the Company had a treasury share balance of 134,677 shares, up 82,646 shares compared to year-end 1998 due mostly to purchases under the Company's Stock Repurchase Plan. Other repurchases of the Company's common shares in the first half of 1999 funded the Company's stock benefit plans and a deferred compensation plan that permits the Company's directors to purchase common shares through an established trust. Please see the Consolidated Statements of Stockholders' Equity found on page 5 in this Form 10-Q for additional information regarding the Company's changes in stockholders' equity.

Cash and Cash Equivalents
         Cash and cash equivalents totaled $27.2 million at June 30, 1999, down $11.6 million from March 31, 1999. At June 30, 1999, the Company held no federal funds sold compared to $6.2 million held at March 31, 1999, which reflects management's focus to direct liquid funds into higher-yielding assets such as loans to meet loan demand in its markets, as well as enhance profitability.
         Management believes the current balance of cash and cash equivalents adequately serves the Company's liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs. Management believes the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investment Securities
         At June 30, 1999, investment securities totaled $350.9 million, an increase of $115.4 million (or 49.0%) compared to year-end 1998. Funds generated from the issuance of the Trust Preferred Securities, as well as the Leverage Strategy, were used to purchase approximately $150 million of additional investment securities during the second quarter of 1999.
         All of the Company's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the Company in terms of selling securities as well as interest rate risk management opportunities. At June 30, 1999, the amortized cost of the Company's investment securities totaled $357.6 million, resulting in unrealized depreciation in the investment portfolio of $6.6 million and a corresponding after tax decrease in the Company's equity of $4.3 million.
         As a direct result of the Leverage Strategy, several categories of investments within the investment portfolio experienced significant growth in the three months ended June 30, 1999. Investments in US Treasury securities and obligations of US government agencies and corporations increased $48.2 million (or 98.1%) to $97.4 million at June 30, 1999. In the second quarter of 1999, investments in mortgage-backed securities increased $53.8 million (or 56.6%) to $148.9 million at June 30, 1999, and now represent the largest segment of the Company's investment securities portfolio. The Company's balances in investment obligations of states and political subdivisions totaled $52.4 million at June 30, 1999, an increase of $7.0 million (or 15.5%) since March 31, 1999. Corporate investments at June 30, 1999 totaled $52.3 million, an increase of $18.7 million (or 55.8%) for the three months ended June 30, 1999.
         Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee ("ALCO") meetings. The group also monitors net interest income, sets pricing guidelines, and manages interest rate risk for the Company. Through active balance sheet management and analysis of the investment securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and the various credit needs of its customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.

Loans
         The Company's lending is primarily focused in the Mid-Ohio Valley region of central and southeastern Ohio, northern West Virginia, and northeastern Kentucky. These are principally retail lending markets, which include single-family residential and other consumer lending.
         Gross loans totaled $600.6 million at June 30, 1999, an increase of $26.0 million (or 4.5%) since March 31, 1999, and up $32.7 million (or 5.8%) since year-end 1998. Loan growth occurred primarily in the Company's existing markets.
         The following table details total outstanding loans at the specified dates:

(dollars in thousands)                       June 30,    March 31,  December 31,
                                              1999         1999        1998
                                           ----------   ----------  ----------
Commercial, financial, and agricultural    $  240,006   $  223,169  $  212,530
Real estate, construction                      12,952       10,362      10,307
Real estate, mortgage                         234,826      230,610     233,550
Consumer                                      112,802      110,419     111,530
-------------------------------------------------------------------------------
     Total loans                           $  600,586   $  574,560  $  567,917
-------------------------------------------------------------------------------

         Real estate loans (including real estate construction loans) continue to be the largest portion of total loans, comprising 41.3% of the total loan portfolio. Real estate loans totaled $247.8 million at June 30, 1999, an increase of $6.8 million (or 2.8%) since March 31, 1999.
         Included in real estate loans are home equity credit lines ("Equilines"), which totaled $20.7 million at June 30, 1999, compared to $19.7 million at March 31, 1999. In 1999, the Company has offered special fixed Equiline rates in its markets. During the second quarter of 1999, the Company offered specially priced Equiline product, to qualifying customers, which contributed to the Equiline balance increases. Management believes the Equiline loans are a competitive product with an acceptable return on investment, after risk considerations. Residential real estate lending continues to represent a major focus of the Company's lending due to the lower risk factors associated with this type of loans and the opportunity to provide additional products and services to these consumers at reasonable yields to the Company.
         Lending activity in the Company's northeastern Kentucky markets has historically focused on real estate loans. Peoples Bank FSB continues to offer special programs designed to increase its penetration of those local markets and increase opportunities to sell additional lending and deposit products. Mortgage lending will remain a vital part of the Company's lending operations due to the programs offered to customers, who continue to seek quality real estate loan products in a competitive environment.
         The Company experienced significant loan growth in the second quarter of 1999 in commercial, financial, and agricultural loans ("commercial loans"), which increased $16.8 million (or 7.5%) to $240.0 million. At June 30, 1999, commercial loans comprised 40.0% of the Company's total loan portfolio. Economic conditions in the Company's markets have provided quality credit opportunities, in particular, in southeastern Ohio and central Ohio. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. Management expects commercial loan demand to continue to be strong for the remainder of 1999. In addition to the anticipated additional in-market penetration, the Company will continue to selectively lend to customers outside its primary markets.
         Consumer lending continues to be a vital part of the Company's core lending. For the three months ended June 30, 1999, consumer loan balances (excluding credit card loans) increased $2.3 million (or 2.2%) to $106.5 million. The majority of the Company's consumer loans are in the indirect lending area. At June 30, 1999, the Company had indirect loan balances of $65.6 million, compared to $64.6 million at March 31, 1999.
         Management is pleased with the recent performance of the Company's consumer loan portfolio, which can be attributed to the Company's commitment to quality customer service and the continued demand for indirect loans in the markets served by the Company. Lenders use a tiered pricing system that enables the Company to apply interest rates based on the corresponding risk associated with the indirect loan. Although consumer debt delinquency is increasing in the financial services industry (due mostly to credit card debt), management's actions to reinforce the Company's pricing system and underwriting criteria have tempered indirect lending delinquencies causing a modest but acceptable decline in new indirect loan generation. Management plans to continue its focus on the use of this tiered pricing system in 1999, combined with controlled growth of the indirect lending portfolio if economic conditions remain strong.
         The Company's credit card balances at June 30, 1999, totaled $6.3 million, down $0.5 million (or 7.0%) since year-end 1998. While management continues to explore new opportunities to serve credit card customers, those plans do not include the assumption of additional unnecessary risk merely for the sake of growth.

Loan Concentration
         The Company does not have a concentration of its loan portfolio in any one industry. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $247.8 million (or 41.3%) of total loans. At year-end 1998, these loans comprised 42.9% of outstanding loans. At June 30, 1999, commercial, financial, and agricultural loans totaled $240.0 million (or 40.0%) of outstanding loans, compared to 37.4% of outstanding loans at December 31, 1998.
         The Company's lending is primarily focused in the local southeastern Ohio market and contiguous mid-Ohio valley areas. The Company's loan mix of retail lending, which includes single-family residential mortgages and other consumer loan products, is periodically reviewed for appropriate changes in mix.
         The Company's largest concentration of commercial loans is credits to lodging and lodging related companies, which comprised approximately 14% of the Company's outstanding commercial loans at June 30, 1999, compared to 10% at December 31, 1998. These lending opportunities have arisen both because of the recent growth in the lodging industry and the need for additional travel-related services in certain areas in or contiguous to the Company's markets, and the Company's ability to respond to the needs of customers in this segment of the economy. The credits have been subjected to the Company's normal commercial loan underwriting standards and do not present more than the normal amount of risk assumed in other types of lending.
         In addition to loans to lodging and lodging related companies, one of the Company's larger groups of commercial loans consists of automobile dealer floor plans, which accounted for 8% of the Company's outstanding commercial loans at June 30, 1999, a decrease from 10% at the end of the first quarter of 1999.

Allowance for Loan Losses
         As a result of the Company's continued monitoring of the loan portfolio, the allowance for loan losses as a percentage of loans increased from 1.67% at December 31, 1998, to 1.68% at June 30, 1999. For the quarter and six months ended June 30, 1999, net chargeoffs modestly decreased compared to the same periods a year earlier.
         The following table presents changes in the Company's allowance for loan losses for the three months and six months ended June 30, 1999, and 1998, respectively:

                                      Three Months Ended      Six Months Ended
(in thousands)                             June 30,               June 30,
                                   ----------------------  ---------------------
                                      1999         1998      1999         1998
                                   ---------   ----------  ---------   ---------
Balance, beginning of period ...   $  9,855    $  8,825    $  9,509    $  8,356
Chargeoffs .....................       (319)       (342)       (574)       (706)
Recoveries .....................        136         142         200         279
--------------------------------------------------------------------------------
     Net chargeoffs ............       (183)       (200)       (374)       (427)
 -------------------------------------------------------------------------------
Provision for loan losses ......        447         546         984       1,242
 -------------------------------------------------------------------------------
          Balance, end of period   $ 10,119    $  9,171    $ 10,119    $  9,171
--------------------------------------------------------------------------------

         The second quarter of 1999's provision for loan losses was reduced in comparison to the same period a year earlier due to management's evaluation of the adequacy of the allowance for loan losses, satisfactory loan portfolio quality, current loan delinquency, forecasted chargeoff trends, and reduced overall inherent credit risk.
         The most significant portion of the Company's chargeoffs continue to occur in the consumer loan portfolio. Compared to the second quarter of 1998, net consumer loan chargeoffs decreased for the three months ended June 30, 1999.
         Nonperforming loans (those loans classified as nonaccrual, 90 days or more past due, and other real estate owned) as a percentage of outstanding loans were 0.26% at June 30, 1999, compared to 0.25% at December 31, 1998. Nonaccrual loans and those loans 90 days past due totaled $528,000 and $691,000, respectively, at June 30, 1999, compared to $685,000 and $360,000, respectively, at year-end 1998. Management believes the current level of nonperforming loans is better than peer group levels and is a reflection of the quality of the Company's loan portfolio.
         At June 30, 1999, the Company had an insignificant amount of loans that were considered impaired. Management will continue to monitor the status of impaired loans, including performing and non-performing loans, in order to determine the appropriate level of the allowance for loan losses.
         Management continually monitors the loan portfolio through its Loan Review Department and Loan Loss Reserve Committee to determine the adequacy of the allowance for loan losses and considers it to be adequate at June 30, 1999. Management expects future loan loss provisions in 1999 to be less than 1998's provision due to general improvements in loan delinquencies and the overall quality of the loan portfolio. The allowance for loan losses of 1.68% of total loans at June 30, 1999, is deemed to be adequate to absorb losses inherent in the portfolio.

Funding Sources
         The Company considers a number of funding alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Company, totaling $693.2 million at June 30, 1999, or 76.6% of the Company's funding sources at June 30, 1999.
         Non-interest bearing deposits remain a core funding source for the Company, and balances modestly increased for the three months ended June 30, 1999. Management intends to continue its focus of maintaining its base of lower-costing funding sources, through product offerings that benefit customers who increase their relationship with the Company by using multiple products and services.
         Interest bearing deposits totaled $616.9 million at June 30, 1999, a decrease of $16.4 million (or 2.6%) compared to year end 1998, and a $14.2 million (or 2.3%) decrease compared to March 31, 1999. In the first half of 1999, the Company experienced attrition of maturing, short-term certificates of deposit as rate sensitive customers strive to maximize their investments by comparing rates offered by the Company's competitors. Management will continue to emphasize deposit-gathering in 1999 by offering special "relationship accounts" (both non-interest bearing and interest-bearing) based on other products and services offered by the Company. Management will also concentrate on balancing deposit growth and adequate net interest margin to meet the Company's strategic goals.
         Along with traditional deposits, the Company accesses both short-term and long-term borrowings to fund its operations and investments. The Company's short-term borrowings consist of federal funds purchased, corporate deposits held in overnight repurchase agreements, term repurchase agreements, and various FHLB borrowings. At June 30, 1999, short-term borrowings totaled $61.6 million, a quarterly increase of $30.3 million (or 97.0%).
         Increases in term repurchase agreements (utilized in the Company's Leverage Strategy) and short-term FHLB borrowings contributed to growth in the Company's borrowings. In the second quarter of 1999, the Company borrowed $23.0 million in short-term, national market repurchase agreements. At June 30, 1999, the Company had $11.1 million in short-term FHLB advances compared to $0.7 million advanced at year-end 1998. In general, the Company accesses this funding source at various times to balance liquidity needs.
         The largest component of short-term borrowings consisted of balances in corporate repurchase agreements, which totaled $27.4 million at June 30, 1999, compared to $31.7 million at year-end 1998. Management anticipates that corporate repurchase agreement balances will remain generally stable for the remainder of 1999.
         In addition to traditional deposits and short-term borrowings, the Company maintains long-term borrowing capacity with the FHLB. Long-term FHLB advances totaled $148.0 million at June 30, 1999, compared to $38.0 million at the previous quarter-end. In the second quarter of 1999, the Company advanced $110 million in long-term FHLB borrowings to fund investment securities purchased in the Leverage Strategy, which is expected to generate additional net interest income. The second quarter advances were primarily 10-year borrowings, with fixed rate features for periods of two, three, or four years, depending on the specific advance. Each advance has the opportunity to reprice after its initial fixed rate period (at the discretion of the FHLB), and the Company has the option to prepay any repriced advance without penalty, or allow the borrowing to reprice to a LIBOR based, variable product. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.
         The Company also has a long-term note with an unaffiliated financial institution. The original principal balance of the note was $3.0 million and was used to finance an acquisition in early 1997. At June 30, 1999, the balance was $2.6 million, a decrease of $0.2 million since year-end 1998. Principal payments began in 1998 and continue semi-annually over the next three years.

Capital/Stockholders' Equity
         For the three months ended June 30, 1999, the Company had net income of $2.5 million and paid dividends of $0.9 million, a dividend payout ratio of 35.05% of earnings. For the first half of 1999, net income totaled $5.2 million and dividends paid reached $1.7 million, a dividend payout ratio of 32.87% of net income, compared to 28.88% for the same period last year. Management believes recent dividends represent a balanced payout ratio for the Company and anticipates similar payout ratios in future periods through quarterly dividends.
         At June 30, 1999, the adjustment for the net unrealized holding loss on available-for-sale securities, net of deferred income taxes, totaled $4.3 million, a change of $7.9 million since year-end 1998. Since all the investment securities in the Company's portfolio are classified as available-for-sale, both the investment and equity sections of the Company's balance sheet are more sensitive to the changing market values of investments. The changes in market value of the Company's investment portfolio directly impacted the Company's stockholders' equity. For the quarter ended June 30, 1999, stockholders' equity decreased approximately $7.4 million (or 8.5%) to $79.4 million. Since year-end 1998, stockholders' equity decreased $6.6 million (or 7.7%). Management believes the Company's capital continues to provide a strong base for profitable growth.
         The Company has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet and to certain off-balance sheet commitments.
         At June 30, 1999, the Company's and each of the banking subsidiaries' risk-based capital ratios were above the minimum standard for a well-capitalized institution. The Company's risk-based capital ratio was 15.57%, well above the 10% minimum standard for well-capitalized institutions. The Company's Tier 1 capital ratio of 13.98% also exceeded the 6% minimum standard for well-capitalized institutions. The leverage ratio at the end of the second quarter of 1999 was also above the minimum standard of 5% for well-capitalized institutions. The Company's capital ratios provide quantitative data demonstrating the strength and future opportunities for use of the Company's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Company and each of the banking subsidiaries as part of its strategic decision process.
         In April 1999, the Company announced its Stock Repurchase Program, under which the Company will purchase up to 5% of its outstanding common shares (or approximately 315,000 shares) in open market or privately negotiated transactions. The timing of the purchases and the actual number of common shares purchased will depend on market conditions. The Stock Repurchase Program, established in late April, 1999, will continue through December 31, 1999. During the second quarter of 1999, the Company purchased 74,500 treasury shares at a weighted-average price of $26.93 per share, totaling $2.0 million.
         In June, 1998, the Company implemented a formal plan to purchase treasury shares for use in its stock option plans. The formal plan serves as the basis for treasury purchases in anticipation of the Company's projected stock option exercises and is based upon specific criteria related to market prices, as well as the number of common shares expected to be reissued under the Company's stock option plans. During the second quarter of 1999, the Company purchased 15,000 treasury shares at a weighted-average price of $23.80 per share, totaling $0.4 million. Management expects to purchase similar share amounts in future quarters for use in its stock option plans. Future changes, if any, to the Company's systematic share repurchase program may be necessary to respond to the number of shares expected to be reissued for the Company's stock option plans. Management intends to continue its systematic quarterly treasury share program in addition to the Stock Repurchase Program.
         The Company also maintains the Peoples Bancorp Inc. Deferred Compensation Plan ("Deferred Compensation Plan") for the directors of the Company and its subsidiaries. The Deferred Compensation Plan is designed to recognize the value to the Company of the past and present service of its directors and encourage their continued service through implementation of a deferred compensation plan. The Deferred Compensation Plan allows directors to direct the fees earned for their service as Company and subsidiary directors into deferred accounts that are either invested in the Company's common shares or a time deposit, at the specific director's discretion at the time of entering the Plan. As a result and in accordance with accounting regulations, the balances invested in Company stock in such accounts are reported as treasury stock in the Company's financial statements. At June 30, 1999, the Deferred Compensation Plan and its participants owned $0.8 million of Company common shares, which is a reduction to the equity balance of the Company. Management does not expect the Deferred Compensation Plan to have a material impact on future financial statements or results of operations of the Company.

Liquidity and Interest Rate Sensitivity
         The objective of the Company's Asset/Liability Management function is to maintain consistent growth in net interest income through management of the Company's balance sheet liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels, and customer preferences.
         Liquidity measures an organization's ability to meet cash obligations as they come due. During the six months ended June 30, 1999, the Company generated cash from operating and financing activities of $4.3 million and $144.2 million, respectively. Net cash used in investing activities for the six months ended June 30, 1999, totaled $161.4 million. The major cash inflows from financing activities were from $110.0 million in long-term borrowings and $30.0 million from the issuance of the Trust Preferred Securities. These inflows were offset with cash used for the purchase of investment securities of $154.4 million. A significant cash outflow from financing activities resulted from the net decrease in non-interest and interest bearing deposits totaling $4.6 million and $16.4 million, respectively.
         The major inflow of cash from investing activities in the first half of 1999 was provided by the maturity of investment securities totaling $27.2 million. A significant outlay of cash from investing activities resulted from the $32.7 million net increase in loans.
         The Consolidated Statements of Cash Flows presented on page 6 of this Form 10-Q provides analysis of cash flow activity. Additionally, management considers that portion of the loan portfolio that matures within one year and the maturities within one year in the investment portfolio as part of the Company's liquid assets. The Company's liquidity is monitored by the ALCO, which establishes and monitors ranges of acceptable liquidity. Management feels the Company's current liquidity position is acceptable.
         The Company has implemented a strategic plan to address the contingency for extraordinary demands on liquidity due to the Year 2000 ("Y2K") phenomena. The plan is designed to ensure the adequacy and availability of a variety of sources of liquidity. A primary part of the plan involves securing the availability of the Federal Reserve Bank Discount Borrowings for the subsidiaries of the Company. Also, the Company plans, as much as is reasonably possible, to accumulate cash and near cash assets to meet the potential need of additional liquidity. Additionally, the Company intends to review current correspondent relationships, as well as seek additional relationships to provide diverse sources of liquidity. The Company has also implemented a proactive campaign to allay customer Y2K concerns which complements the Y2K liquidity contingency plan.
         The Company manages interest rate risk to minimize the impact of fluctuating interest rates on earnings. The Company uses simulation techniques which attempt to measure the volatility of changes in the level of interest rates, basic banking interest rate spreads, the shape of the yield curve, and the impact of changing product growth patterns. The primary method of measuring the sensitivity of earnings to changing market interest rates is to simulate expected cash flows using varying assumed interest rates while also adjusting the timing and magnitude of non-contractual deposit repricing to more accurately reflect anticipated pricing behavior. These simulations include adjustments for the lag in prime loan repricing and the spread and volume elasticity of interest-bearing deposit accounts, regular savings, and money market deposit accounts.
         The principal function of interest rate risk management is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates. The Company closely monitors the sensitivity of its assets and liabilities on an ongoing basis and projects the effect of various interest rate changes on its net interest margin. Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or reprice within a designated time-frame. The difference between rate sensitive assets and rate sensitive liabilities for a specified period of time is known as "gap".
         At June 30, 1999, the Company's interest rate sensitivity position, based on static gap analysis, was liability sensitive in the short-term (one year or less) and decreasing in sensitivity for periods over one year and up to five years. Up to one year, the Company is liability sensitive due primarily to increases in funding sources which are short-term, such as the FHLB borrowings and CD specials. Management believes the Company's balance sheet is theoretically insulated from significant increases or decreases in interest rates due to the various variable rate assets and liabilities. Management monitors the asset and liability sensitivity through regular meetings of the Company's ALCO and uses available dynamic data to make appropriate strategic decisions.
         To aid in interest rate management, the Company uses FHLB advances as a lower risk means of matching maturities of earning assets with interest bearing funds to achieve a desired interest rate spread over the life of the earning assets. Additionally, the Company considers the use of certain off-balance sheet instruments such as interest rate caps, floors, and swaps, to further aid interest rate risk management. As shown in the table below, the Company currently has two such off-balance sheet instruments. These instruments, known as interest rate floors, will provide income to the Company should a selected market interest rate decline below a preset level specified in the transaction agreement.
         The intent of this type of instrument is to provide additional income stability to the Company should there be a dramatic decline in interest rate. Off-balance sheet instruments are an important tool for effective interest rate risk management. The Company continuously evaluates the current off-balance sheet positions and the need for additional interest rate management tools.
As demonstrated in the past, the Company will use these instruments whenever appropriate.
         In addition to gap analysis, management also analyzes the impact of maturing assets and liabilities relative to the interest rates on those products. The following table provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For loans, investment securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted average interest rates by contractual maturities as well as estimated prepayments of residential mortgages and mortgage-backed securities. For core deposits (non-interest bearing demand deposits, interest-bearing checking accounts, and savings accounts) that have no contractual maturity, the following table presents principal cash flows, and, as applicable, related weighted average interest rates based on the Company's historical experience and statistical analysis. For interest rate floors, the table presents notional amounts (as described in previous sections) and weighted average interest rates by contractual maturity date. A fundamental difference between the following table and traditional "static gap" analysis is that the following table presents the financial instruments based on the date of expected cash flows while a static gap analysis only focuses on the repricing characteristics of the financial instruments.

         The following tables present the various maturities and fair values of the Company's interest-earning assets and interest-bearing liabilities at June 30, 1999, and June 30, 1998:


Principal/Notional Amount Maturities at June 30, 1999:

                                    Maturing   Maturing   Maturing  Maturing  Maturing   Maturing
(Dollars in Thousands)               Within     Within     Within    Within    Within      in
                                       12       13-24      25-36     37-48     49-60      60+                 Fair Value
                                     Months     Months     Months    Months    Months    Months      Total     6/30/99

Rate sensitive assets:
Fixed interest rate loans           $74,805    $52,600    $34,469   $22,970    $15,276   $61,593   $261,713   $268,569
    Average interest rate             9.46%      9.29%      9.07%     9.33%      9.06%     8.75%      9.17%
Variable interest rate loans       $115,905    $34,939    $24,992   $21,385    $18,960  $122,692   $338,873   $338,873
    Average interest rate             8.32%      7.81%      7.85%     7.90%      7.91%     8.03%      8.08%
Total loans                                                                                        $600,586
Fixed interest rate securities      $34,254    $20,545    $19,798   $18,720    $16,208  $213,834   $323,359   $323,359
    Average interest rate             6.07%      6.08%      6.06%     6.06%      6.06%     6.03%      6.04%
Variable interest rate securities    $3,423     $3,660     $1,826      $292       $331   $18,045    $27,577    $27,577
    Average interest rate             6.11%      6.02%      6.14%     6.56%      6.48%     6.57%      6.41%
Total securities                                                                                   $350,936
Other interest-earning assets        $1,498                                                          $1,498     $1,498
    Average interest rate             4.34%                                                           4.34%

-----------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
Non-interest bearing checking       $21,364    $12,208     $9,156    $3,052     $8,164   $22,356    $76,300    $76,300
    Average interest rate
Savings                             $15,600     $7,800     $7,800   $11,700     $5,850   $48,751    $97,501    $97,501
    Average interest rate             2.40%      2.40%      2.40%     2.40%      2.40%     2.40%      2.40%
Interest bearing checking           $23,672    $52,374    $23,672    $7,891    $19,332   $70,326   $197,267   $197,267
    Average interest rate             3.45%      4.22%      3.45%     3.45%      3.45%     3.45%      3.65%
Time deposits                      $216,216    $86,609     $9,775    $4,279     $4,325      $897   $322,101   $323,840
    Average interest rate             4.85%      5.05%      5.25%     5.46%      4.91%     4.17%      4.92%
Total deposits                                                                                     $693,169
Fixed interest rate borrowings         $145        $28        $29       $25        $31  $147,809   $148,067   $142,961
    Average interest rate             4.73%      4.06%      4.06%     4.06%      4.06%     4.91%      4.91%
Variable interest rate borrowings   $64,074                                                         $64,074    $64,074
    Average interest rate             4.28%                                                           4.28%
Total borrowings                                                                                   $212,141

----------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative financial instruments:
Interest rate floors purchased      $10,000    $10,000                                              $20,000        $23
    Average strike rate               5.50%      5.25%
    Forward rate                      5.31%      5.31%
----------------------------------------------------------------------------------------------------------------------



Principal/Notional Amount Maturities at June 30, 1998:

                                   Maturing   Maturing   Maturing  Maturing   Maturing    Maturing
(Dollars in Thousands)              Within     Within     Within    Within     Within       in
                                      12       13-24      25-36     37-48      49-60       60+                 Fair Value
                                    Months     Months     Months    Months     Months     Months     Total      6/30/98

Rate sensitive assets:
Fixed interest rate loans           $65,807    $42,022    $29,962   $19,005    $11,781   $43,868   $212,445    $214,307
    Average interest rate             9.86%      9.98%      9.74%    10.30%     10.36%     9.70%      9.90%
Variable interest rate loans        $88,023    $35,248    $29,434   $25,682    $23,021  $119,411   $320,819    $320,819
    Average interest rate             9.43%      8.39%      8.37%     8.38%      8.41%     8.49%      8.71%
Total loans                                                                                        $533,264
Fixed interest rate securities      $29,994    $15,504    $14,330   $13,495    $12,117  $106,931   $192,371    $192,371
    Average interest rate             5.98%      5.99%      6.03%     5.96%      6.05%     6.04%      6.02%
Variable interest rate securities    $2,147     $1,694     $2,563    $1,242       $188    $8,757    $16,591     $16,591
    Average interest rate             7.37%      6.76%      6.31%     7.22%      7.14%     7.35%      7.12%
Total securities                                                                                   $208,962
Other interest-bearing assets       $56,132                                                         $56,132     $56,132
    Average interest rate             5.67%                                                           5.67%

------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
Non-interest bearing checking       $20,926    $11,916     $8,937    $8,192     $5,809   $18,693    $74,473     $74,473
    Average interest rate
Savings                             $17,178     $8,589     $8,589    $9,340     $7,515   $56,150   $107,361    $107,361
    Average interest rate             2.94%      2.94%      2.94%     2.94%      2.94%     2.94%      2.94%
Interest bearing checking           $22,915    $48,704    $22,486    $7,495    $18,364   $67,419   $187,383    $187,383
    Average interest rate             3.17%      4.04%      3.17%     3.17%      3.17%     3.17%      3.40%
Time deposits                      $247,129    $53,678    $18,876    $4,404     $3,744    $1,054   $328,885    $330,384
    Average interest rate             5.39%      5.66%      5.54%     5.80%      5.41%     4.39%      5.44%
Total deposits                                                                                     $698,102
Fixed interest rate borrowings       $9,916     $3,742     $3,817    $2,907     $2,254   $20,184    $42,820     $43,085
    Average interest rate             5.97%      6.14%      6.17%     6.05%      6.02%     4.61%      5.37%
Variable interest rate borrowings   $35,721                                                         $35,721     $35,721
    Average interest rate             4.83%                                                           4.83%
Total borrowings                                                                                    $78,541

-----------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative financial instruments:
Interest rate floors purchased                 $10,000    $10,000                                   $20,000         $31
    Average strike rate                          5.50%      5.25%
    Forward rate                                 5.72%      5.72%
-----------------------------------------------------------------------------------------------------------------------

         The preceding tables represent the Company's best estimates of future cash flows from rate sensitive assets and liabilities. While this table represents several significant changes in cash flow estimates for assets and liabilities in maturity periods exceeding five years, the increases in fixed rate loan and fixed rate investment securities maturing in 2004 and beyond reflect investment decisions that were driven by simulation modeling which indicated an asset sensitive balance sheet. Consequently, additional emphasis was placed on adding fixed rate assets, which also resulted in extended cash flow cycles to reduce the potential earnings impact of a declining rate environment. In addition, several fixed rate liability categories also reflect increases in extended cash flow characteristics. While the underlying instruments have longer contractual maturities, certain repricing options, if exercised by the creditor, would result in a corresponding option to the Company to repay the borrowing. Management intends to actively manage the corresponding impact of these extended cash flow characteristics as a part of the regular review and actions of the ALCO.
         The Company employs a variety of measurement techniques to identify and manage its interest rate risk exposure. In addition to the interest rate sensitivity and asset/liability repricing schedules, management also uses simulation modeling and forecasting capability to determine the impact of changing rate environments and to assess interest rate risk. This combination provides dynamic information concerning the Company's balance sheet structure in different interest rate environments. When using simulation modeling, assumptions based on anticipated market pricing are applied to interest-earning assets and interest-bearing liabilities. These modeling results are more reasonable indications of the Company's interest rate risk. Evaluation and review of the techniques, tools, and assumptions used in assessing the Company's interest rate risk is an ongoing process.
         Management believes the Company's current mix of assets and liabilities provides a reasonable level of risk related to significant fluctuations in net interest income and the resulting volatility of the Company's earning base. The Company's management reviews interest rate risk in relation to its effect on net interest income, net interest margin, and the volatility of the earnings base of the Company.

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

Future Outlook
         Results of operations in the second quarter of 1999 represent a period of transition for the Company with plans to produce enhanced future financial performance through a combination of external growth and a focus on core competencies. Management continues to challenge its employees to identify critical banking processes and re-engineer services to provide the customer with the highest quality products and services. In addition, management has identified and will continue to analyze key performance areas which quantitatively measure the relative performance of the Company compared to prior year results.
         Issuance of the Trust Preferred Securities, initiation and completion of the Leverage Strategy, and Stock Repurchase Program offered unique opportunities to the Company to capitalize on the Company's financial strength and favorable long-term interest rate market. With these recent strategic actions, management projects to enhance future key performance indicators, in particular earnings per share and return on stockholders' equity. The Company's future financial results will depend on the timing of stock repurchases and other factors, such as the interest rate environment and loan demand.
         In the first half of 1999, the Company initiated multiple programs designed to enhance customer service representatives' sales expertise and relationship building. These and other investments in customer service enhancements represent the Company's strategic initiatives to increase current and potential customer relationships within the Company. Management will continue to invest in sales training and other professional expenses as the Company's sales process evolves.
         In addition to intensified sales and education efforts, the Company's financial service centers have grown in recent quarters through the addition of two Wal*Mart Financial Service Centers. The Vienna sales office expands the Company's presence in Wood County, West Virginia, and adds to the existing network of community banking offices in Ohio and West Virginia. Management is pleased with the early results of the new Wal*Mart offices and is encouraged by the sales momentum generated in these offices.
         Later in 1999, Peoples Bank will open its third sales facility within a West Virginia Wal*Mart superstore, specifically in a to-be-constructed building in South Parkersburg. These new offices will increase the Company's visibility in its West Virginia markets and give the Company's personal bankers better access to an increased number of shoppers compared to a traditional banking center.
         The Wal*Mart Financial Service Centers complement the Company's existing full-service banking centers in New Martinsville and Parkersburg, as well as provide additional locations to Peoples Bank's customers in the greater Parkersburg area, particularly through the Vienna store. Management believes these new sales centers are catalysts for 1999's sales and customer service efforts and a focal point for future financial service centers. Rather than traditional banking offices, the Wal*Mart locations will be full-service `electronic' sales centers, with an emphasis on selling products that meet the customers' financial needs combined with electronic transaction capabilities and access to customer accounts.
         Continuing the Company's emphasis on electronic product delivery, the Company will begin offering a fully integrated internet banking system ("Internet Banking System") in the third quarter of 1999. The Internet Banking System, named Peoples OnLine Connection, will allow customers to perform online transactions, pay bills, view account history, stop payment, open accounts, change address, reorder checks, and complete other financial transactions. The Internet Banking System will be an on-line service that offers real time transaction capability and portability for the customer. The Company's intends to satisfy some of the demand for internet banking in the markets it serves while providing a link to its history of needs-based selling and community-minded service. The Internet Banking System will act as the conduit of financial information for many of the Company's customers in future periods.
         The Internet Banking System will be offered in conjunction with the Company's current PC-based cash management/home banking product that has been used primarily by commercial customers. The Company will continue to strive to meet future customer service challenges through its wide array of delivery channels, using technology and traditional methods in the manner that best fits each customer. Management recognizes the importance of electronic financial services to its customer base and continues to focus efforts designed to enhance this process and allow customers almost unlimited banking products and services at their convenience.
         In addition to operating efficiency, management focuses on increasing future non-interest revenue streams to lessen the Company's dependency on net interest income as the primary driver of future net income. In 1998, net interest income increased as a percentage of total revenues due to the West Virginia Banking Center Acquisition. In future periods, management will focus on methods to enhance earnings potential by optimizing customer relationships through an integrated sales process.
         Integration of the Company's many sales processes, products, and services will be the primary focus during the second half of 1999. The Company will continue to focus on a marketing program based on establishing brand awareness of the Company in its markets, as well as establishing the "connection" between customers and the many products and services offered by the Company. The Internet Banking System will strengthen the Company's goal to be the leader in the markets it serves.
         The Company's insurance capabilities are an integral part of future earnings streams and should reach break-even levels in 2000, and gradually increase profitability thereafter. Management will continue to research alternative methods of enhancing non-interest income streams, such as electronic banking revenues, low income housing tax credits, and other investments.
         Mergers and acquisitions remain a viable strategic option for the continued growth of the Company's operations and scope of customer service. Future acquisitions, if they occur, may not be limited to specific geographic location or proximity to current markets. Management will continue to focus its energies on review and research of possible mergers, consolidations, or banking center purchases as a means of acquiring sales centers that complement existing Company locations and sales strategies. Ultimately, acquisitions will depend upon financial service opportunities that complement the Company's core competencies and strategic intent. Management considers mergers and acquisitions to be a viable method of enhancing the Company's earnings potential and will continue to pursue appropriate business opportunities as they develop.
         Management concentrates on several key performance indicators to measure and direct the performance of the Company. While past results are not an indication of future earnings, management believes the Company is poised to capitalize on its recent growth and initiatives to reposition the Company's balance sheet through the combined impact of the issuance of the Trust Preferred Securities, the Leverage Strategy, and Stock Repurchase Program. Management believes that the Company can produce enhanced future performance levels through integrated sales techniques and commitment to the strategic initiatives outlined in this section, which are designed to enhance customer service and increase future shareholder value.

Impact of the Year 2000 Issue
         The Company intends this information to constitute notice under the Year 2000 Information and Readiness Disclosure Act as a "Year 2000 Readiness Disclosure". Many companies across various industries have dedicated efforts to analyze the much-publicized "Year 2000" issue (or "Y2K"), which is the result of computer programs written using two digits rather than four to define the applicable year. Computer programs or hardware which have date-sensitive software or embedded chips may recognize a date of "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, the inability to process transactions or engage in similar normal business activities.
         As discussed further below and based on assessments completed by the Company, portions of the Company's software and hardware systems have been modified, updated, or replaced so that those systems will properly utilize dates beyond December 31, 1999. Management believes its assessment and resulting remediation measures have mitigated the Y2K issue and ensured Y2K compliance in regards to mission-critical applications, including customer service related hardware and software systems.
         Management has implemented plans to address Y2K issues and the impact to the Company's business, operations, and relationships with customers, suppliers, and other third parties. The Company primarily relies on third party vendors for all critical processing systems software. Based on management's assessments, the Company replaced certain portions of its software and worked with software vendors so that those systems would properly utilize dates beyond December 31, 1999. Management presently believes with these recent modifications, the Y2K issue will be mitigated. Since the Company offers fiduciary services, management has conducted a review of these services to identify potential liabilities. Management continues to take appropriate action to manage identified exposure in order to fulfill its responsibilities to fiduciary clients and to observe the standards of prudence set forth in applicable laws and regulations.
         Management plans to resolve the Y2K issue in five phases as follows: awareness, assessment, renovation, validation, and implementation. To date, the Company has completed its assessment of all material systems which could be affected by the Y2K issue and addressed the extent to which its operations are vulnerable should its software fail to be Y2K compliant. The completed assessment indicates most of the Company's significant information technology systems could be affected. Banking regulators have issued guidelines and deadlines detailing what they expect financial institutions to do in order to ensure Y2K preparedness. The Company is following these guidelines and has met all deadlines defined by the regulators. The Company intends to meet requirements of any additional guidance issued by the regulators.
         The Company has also developed contingency plans for all mission-critical systems, which it will implement in the event any of these systems fail to function. The Company has completed the four phases of business resumption contingency planning process, as outlined by the banking regulators, which include the following: establishing organizational planning guidelines, completing a business impact analysis, developing the business resumption contingency plan, and designing a method of validation so that the business resumption contingency plan can be tested for viability. Contingency plans for both information technology systems ("IT") and non-information technology systems ("non-IT") include a combination of manual processes and utilization of systems (which have already been Y2K validated and implemented) that are completely independent from the Company's core information systems.
         The Company continues to assess the credit, liquidity and counterparty trading risks which may be posed by customers who encounter Y2K related problems. These problems may result from the failure of a customer to properly remediate its own systems and from Y2K problems that are not addressed by the customer's suppliers and clients. The Company has amended credit policies to include an assessment of Year 2000-related risks for material new customers. The initial assessment of customer-related risks for material customers has been completed and management does not anticipate material losses or a significant negative impact to the Company's future results of operations or financial position. The Company will continue to monitor these risks.
         The Company's assessment process included IT and non-IT systems. The IT systems identified included personal computers, mainframes, local area networks and servers, wide area network, automated teller machines ("ATM's"), printers, copy machines, facsimile machines, telephones, and the operating systems and softwares for these systems. Based on the results of its assessment process, management considers these IT systems to be compliant with Y2K. Non-IT systems identified included heating, air conditioning, vault controls, alarm systems, surveillance systems, and postage meters. Contact has been made with all outside servicers and major vendors to determine their individual levels of Y2K compliance. Based on vendor responses and/or certification of Y2K compliance, the Company has determined that it should not be significantly impacted by Y2K from these systems.
         As of August 9, 1999, the following chart shows the current and projected status of the Company's Y2K compliance efforts relative to IT systems:


                      Nov.   Dec.   Feb.   Mar.   May   June      Aug.
                       13,    31,    12,    31,    10,   30,       9,
 PHASE                1998   1998   1999   1999   1999  1999     1999
------------------    ----   ----   ----   ----   ----  ----   --------
    Awareness         100%   ----   ----   ----   ----  ----   complete
    Assessment        100%   ----   ----   ----   ----  ----   complete
    Renovation         80%    80%   100%   ----   ----  ----   complete
    Validation         20%    70%    75%    80%    90%  100%   complete
    Implementation     20%    70%    75%    80%    90%  100%   complete

         Management estimates that half of its potential Y2K issues originate in the Company's core banking system (software provided by a third-party vendor), which supports approximately 50% of the Company's information processing. This single system software provides accounting for the Company, as well as loan and deposit products. This core banking system has been certified as Y2K compliant by the vendor and the Information Technology Association of America. This software has essentially been Y2K compliant for several years (it was designed with a four digit year field) and supports calculations beyond the year 2000. The Company has completed 100% of its due diligence review of the proxy testing of the core banking system. Additionally, the Company has conducted testing in its own environment and has validated the proxy tests. The Company has also successfully tested all its mission critical interfaces into its core banking system.
         The Company has replaced the central processing unit (hardware) that supports the accounting system for Investment and Trust. The Company has also upgraded the accounting system software, which has been certified compliant by its vendor. These replacements and upgrades enabled the Company to test the software and the related network and computer hardware, in its own environment. This testing has been completed and management believes the results were successful.
         The ATM network software has also been certified compliant by its vendor and has been tested in the Company's environment. The remaining mission critical IT system, the Company's document processing and retrieval system, was fully validated and implemented by June 30, 1999, as planned.
         Also as planned, management replaced the Company's internal operating systems (on existing hardware) during the second half of 1998. The internal operating system for the mainframe computer has been successfully tested and proven to be Y2K compliant. The Company has also completed the renovation phase for all internally developed software applications. Management does not consider internal software systems to be significant to the overall operations of the Company. All mission critical applications that were not Y2K compliant have been upgraded. All reprogramming of internal software was completed in the third quarter of 1998.
         As of August 9, 1999, the Company has completed 100% of its testing and has implemented all of the renovated systems that have been tested. Throughout the remainder of 1999, the Company will continue to update hardware and software in conjunction with its normal business plan. All systems will be tested for Y2K compliance prior to the integration into the Company's network.
         The Company has queried, through written and verbal communication, its important suppliers (such as utility companies) which do not involve system interface. To date, the Company is not aware of any problems which would materially impact operations, although the Company has no means of ensuring that these organizations will be Y2K ready. The inability of these parties to complete their Y2K resolution processes could materially impact the Company, as well as other businesses and consumers.
         The Company expenses Y2K project costs as incurred. The total out-of-pocket cost of the Y2K compliance project is not expected to be greater than $200,000 and, therefore, is immaterial to the Company's results of operations and financial position. As of August 9, 1999, management estimates that 82% of the Company's costs have been incurred. Included in the cost estimate is internal human resource expense which is estimated to approximate between $100,000 to $150,000. Although actual out-of-pocket expenses have been less than anticipated, management has increased the amount of internal human resource expected to be consumed by this project, offsetting the costs saved relative to purchases of hardware, software, and/or consulting fees. Management anticipates the unused portion of the budget will be consumed by ongoing customer contacts to further determine risks related to users and providers of funds, as well as other customer communication programs, additional internal audit testing of the Company's Y2K efforts, further enhancement of contingency plans, and continued project management. The Company has no pending material legal proceedings related to Y2K.
         Due to the positive progress of the Company relative to remediation of the Y2K issue, management has continued the Company's comprehensive marketing program designed to communicate to its customers the Company's preparedness regarding Y2K. Throughout 1999, the Company plans to increase its efforts to communicate its Y2K readiness in the market areas it serves.
         The foregoing discussion of the Company's plans to complete the Y2K modifications contains forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995 and is based on management's best estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors which might cause such material differences include, but are not limited to, the availability and cost of personnel trained in the specialized area of Y2K compliance, the ability of vendors to deliver Y2K compliant software as planned, the ability to locate and correct all relevant computer codes, and similar uncertainties.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995
         The statements in this Form 10-Q which are not historical fact are forward looking statements that involve risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of technological changes, the effect of third party or Company failures to achieve timely remediation of Year 2000 issues, the effect of economic conditions, the impact of competitive products and pricing, and other risks detailed in the Company's Securities and Exchange Commission filings.


                                     ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information called for by this item is provided under the caption "Liquidity and Interest Rate Sensitivity" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, and is incorporated herein by reference.



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
     CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                               For the Three Months Ended June 30,             For the Six Months Ended June 30,
                                    1999                  1998                     1999                   1998
                             Average   Yield/      Average   Yield/         Average    Yield/      Average    Yield/
                             Balance    Rate       Balance    Rate          Balance     Rate       Balance     Rate

ASSETS
Securities:
  Taxable                  $  252,164    6.23%   $  188,561    6.55%     $   219,733     6.15%  $   177,358     6.56%
  Tax-exempt                   47,350    7.25%       32,362    7.85%          45,404     7.31%       29,000     7.93%
----------------------------------------------------------------------------------------------------------------------
    Total                     299,514    6.40%      220,923    6.74%         265,137     6.35%      206,358     6.75%
Loans:
  Commercial                  241,591    8.65%      179,631    9.37%         233,138     8.64%      177,172     9.45%
  Real estate                 235,712    8.30%      232,808    8.68%         235,692     8.35%      232,681     8.69%
  Consumer                    110,504   10.23%      110,908   10.50%         110,338    10.35%      111,693    10.51%
----------------------------------------------------------------------------------------------------------------------
    Total loans               587,807    8.81%      523,347    9.30%         579,168     8.85%      521,546     9.34%
Less: Allowance for loan     (10,013)               (9,047)                  (9,867)                (8,860)
loss
----------------------------------------------------------------------------------------------------------------------
    Net loans                 577,794    8.96%      514,300    9.47%         569,301     9.00%      512,686     9.50%
Interest-bearing deposits       8,405    4.24%        4,440    5.03%           5,303     4.18%        5,482     6.06%
Federal funds sold             13,654    4.73%        3,554    5.69%           9,453     4.78%        6,307     5.55%
----------------------------------------------------------------------------------------------------------------------
    Total earning assets      899,367    8.00%      743,217    8.61%         849,194     8.10%      730,833     8.67%
Other assets                   75,899                58,510                   74,141                 56,926
----------------------------------------------------------------------------------------------------------------------
       Total assets        $  975,266            $  801,727              $   923,335            $   787,759
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                  $   98,323    2.40%   $   91,989    2.99%     $    98,374     2.40%  $    91,547     3.03%
  Interest-bearing
     demand deposits          213,514    3.42%      140,887    3.52%         209,295     3.45%      139,337     3.57%
  Time                        314,706    5.01%      299,806    5.43%         320,668     5.05%      311,142     5.48%
----------------------------------------------------------------------------------------------------------------------
    Total                     626,543    4.06%      532,682    4.50%         628,337     4.10%      542,026     4.58%
Borrowed funds:
  Short-term                   39,873    4.31%       68,161    5.30%          35,327     4.26%       55,233     5.21%
  Long-term                   115,668    4.82%       44,025    5.85%          78,305     4.79%       37,128     5.94%
----------------------------------------------------------------------------------------------------------------------
    Total                     155,541    4.69%      112,186    5.51%         113,632     4.62%       92,361     5.49%
    Total interest
        bearing liabilities   782,084    4.18%      644,868    4.68%         741,969     4.18%      634,387     4.71%
Non-interest bearing           77,822                65,243                   76,945                 63,990
deposits
Other liabilities              29,690                10,561                   18,182                  9,054
----------------------------------------------------------------------------------------------------------------------
    Total liabilities         889,596               720,672                  837,096                707,431
Stockholders' equity           85,670                81,055                   86,239                 80,328
----------------------------------------------------------------------------------------------------------------------
  Total liabilities and    $  975,266            $  801,727              $   923,335            $   787,759
equity
----------------------------------------------------------------------------------------------------------------------

Interest income to earning assets        8.00%                 8.61%                     8.10%                  8.67%
Interest expense to earning assets       3.64%                 4.06%                     3.65%                  4.09%
----------------------------------------------------------------------------------------------------------------------
         Net interest margin             4.36%                 4.55%                     4.45%                  4.58%
----------------------------------------------------------------------------------------------------------------------

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


ITEM 3:  Defaults upon Senior Securities.
         None.


ITEM 4:  Submission of Matters to a Vote of Security Holders.
         None.


ITEM 5:  Other Information.
         None.


ITEM 6:  Exhibits and Reports on Form 8-K.
         a)  Exhibits:


  Exhibit
  Number         Description                   Exhibit Location
------------     --------------------------    --------------------------------

    4.1          Indenture, dated as of        Incorporated herein by
                 April 20, 1999, between       reference to Exhibit 4.1 to
                 Peoples Bancorp Inc. and      Peoples Bancorp Inc.'s
                 Wilmington Trust Company,     Registration Statement on Form
                 as Debenture Trustee.         S-4 filed June 22, 1999
                                               (Registration No. 333-81251)
                                               (the "Form S-4").

    4.2          Amended and Restated          Incorporated herein by
                 Declaration of Trust of       reference to Exhibit 4.5 to the
                 PEBO Capital Trust I,         Form S-4.
                 dated as of April 20, 1999.


    4.3          Form of Series B Capital      Incorporated herein by
                 Securities Guarantee          reference to Exhibit 4.9 to the
                 Agreement between Peoples     Form S-4.
                 Bancorp Inc. and  Wilmington
                 Trust Company, as Guarantee
                 Trust.

    4.4          Series A Capital Securities   Incorporated herein by
                 Guarantee Agreement, dated    reference to Exhibit 4.10 to
                 as of April 20, 1999,         the Form S-4.
                 between Peoples Bancorp Inc.
                 and Wilmington Trust
                 Company, as Guarantee Trust.

     11          Computation of Earnings Per   *
                 Share.

     27          Financial Data Schedule.      EDGAR electronic filing only.

* Filed herewith.


         b) Reports on Form 8-K: The Company filed the following reports on Form 8-K during the three months ended June 30, 1999:

              1) Filed April 1, 1999 - News release announcing the Company's opening of a sales center by subsidiary The Peoples Banking and Trust Company's in a Wal*Mart superstore located in New Martinsville, West Virginia.

              2) Filed April 13, 1999 - News release announcing the Company's earnings for the three months ended March 31, 1999.

              3) Filed April 20, 1999 - News release announcing the Company's sale through PEBO Capital Trust I (the "Trust"), a newly formed subsidiary, of $30.0 million of 8.62% Capital Securities. The proceeds of such sale were used by the Trust to purchase and equal amount of Junior Subordinated Deferrable Interest Debentures due May 1, 2029 from the Company.

              4) Filed April 22, 1999 - News release announcing the adoption of a resolution by the Board of Directors of the Company authorizing the repurchase of up to 290,000 shares of Peoples Bancorp Inc. Common shares.



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PEOPLES BANCORP INC.



Date:  August 16, 1999           By:/s/ ROBERT E. EVANS
                                 Robert E. Evans
                                 President and Chief Executive Officer



Date:  August 16, 1999           By:/s/ JOHN W. CONLON
                                 John W. Conlon
                                 Chief Financial Officer



                                  EXHIBIT INDEX

               PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                         FOR PERIOD ENDED JUNE 30, 1999


  Exhibit
  Number         Description                   Exhibit Location
------------     --------------------------    --------------------------------

    4.1          Indenture, dated as of        Incorporated herein by
                 April 20, 1999, between       reference to Exhibit 4.1 to
                 Peoples Bancorp Inc. and      Peoples Bancorp Inc.'s
                 Wilmington Trust Company,     Registration Statement on Form
                 as Debenture Trustee.         S-4 filed June 22, 1999
                                               (Registration No. 333-81251)
                                               (the "Form S-4").

    4.2          Amended and Restated          Incorporated herein by
                 Declaration of Trust of       reference to Exhibit 4.5 to the
                 PEBO Capital Trust I,         Form S-4.
                 dated as of April 20, 1999.


    4.3          Form of Series B Capital      Incorporated herein by
                 Securities Guarantee          reference to Exhibit 4.9 to the
                 Agreement between Peoples     Form S-4.
                 Bancorp Inc. and  Wilmington
                 Trust Company, as Guarantee
                 Trust.

    4.4          Series A Capital Securities   Incorporated herein by
                 Guarantee Agreement, dated    reference to Exhibit 4.10 to
                 as of April 20, 1999,         the Form S-4.
                 between Peoples Bancorp Inc.
                 and Wilmington Trust
                 Company, as Guarantee Trust.

     11          Computation of Earnings Per   *
                 Share.

     27          Financial Data Schedule.      EDGAR electronic filing only.

* Filed herewith.