Form 10-Q
period 1999-09-30
PEOPLES BANCORP INC
filed 1999-11-15
CIK 318300

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1999
                                       OR
  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____


                         Commission file number 0-16772

                              PEOPLES BANCORP INC.
 ------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                      Ohio
        ----------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                138 Putnam Street, P. O. Box 738, Marietta, Ohio
        ----------------------------------------------------------------
                    (Address of principal executive offices)


                                   31-0987416
                 ----------------------------------------------
                      (I.R.S. Employer Identification No.)

                                      45750
                 ----------------------------------------------
                                   (Zip Code)


                                 (740) 373-3155
              ---------------------------------------------------
              Registrant's telephone number, including area code:




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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of November 1, 1999: 6,032,310.



                               Page 1 of 34 Pages

                        Exhibit Index Appears on Page 33



                         PART I - FINANCIAL INFORMATION

                                     ITEM 1


         The following unaudited Condensed Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Stockholders' Equity, and Consolidated Statements of Cash Flows of Peoples Bancorp Inc. (the "Company") and subsidiaries, reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Complete audited consolidated financial statements with footnotes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.









                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
                                                                                 September 30,        December 31,
                                                                                      1999                1998
ASSETS Cash and cash equivalents:
     Cash and due from banks                                                   $         36,095      $       27,048
     Interest-bearing deposits in other banks                                             1,038               3,373
     Federal funds sold                                                                      --               9,700
--------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                37,133              40,121
--------------------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized cost of $342,267 and $230,049 at September 30, 1999 and
     December 31, 1998, respectively)                                                   333,434             235,569

Loans, net of unearned interest                                                         631,140             567,917
Allowance for loan losses                                                              (10,392)             (9,509)
--------------------------------------------------------------------------------------------------------------------
          Net loans                                                                     620,748             558,408
--------------------------------------------------------------------------------------------------------------------

Bank premises and equipment, net                                                         14,811              14,826
Other assets                                                                             37,971              31,360
--------------------------------------------------------------------------------------------------------------------
               Total assets                                                    $      1,044,097      $      880,284
--------------------------------------------------------------------------------------------------------------------

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing                                                      $         77,776      $       80,884
     Interest bearing                                                                   636,251             633,284
--------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                714,027             714,168
--------------------------------------------------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased and securities sold under repurchase agreements             65,456              31,814
     Federal Home Loan Bank term advances                                                 2,100                 700
--------------------------------------------------------------------------------------------------------------------
          Total short-term borrowings                                                    67,556              32,514
--------------------------------------------------------------------------------------------------------------------

Long-term borrowings                                                                    150,344              40,664
Accrued expenses and other liabilities                                                    7,978               6,924
--------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                        939,905             794,270
--------------------------------------------------------------------------------------------------------------------

Guaranteed preferred beneficial interests in junior subordinated debentures              28,989                  --



Stockholders' Equity
Common stock, no par value, 12,000,000 shares authorized - 6,384,116 shares issued at September 30, 1999 and 5,790,148 issued
     at December 31, 1998, including shares in treasury                                  64,963              50,807
Accumulated comprehensive (loss) income, net of deferred income taxes                   (5,741)               3,588
Retained earnings                                                                        24,305              33,441
--------------------------------------------------------------------------------------------------------------------
                                                                                         83,527              87,836
Treasury stock, at cost, 303,974 shares at September 30, 1999 and
     52,031 shares at December 31, 1998                                                 (8,324)             (1,822)
--------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                                75,203              86,014
--------------------------------------------------------------------------------------------------------------------
               Total liabilities, minority interests and stockholders' equity  $      1,044,097      $      880,284
--------------------------------------------------------------------------------------------------------------------


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)          Three Months Ended                      Nine Months Ended
                                                          September 30,                          September 30,

                                                      1999              1998                 1999              1998

Interest income                                 $      19,104    $       16,307       $       52,711    $       47,406
Interest expense                                        9,049             7,921               24,453            22,772
-----------------------------------------------------------------------------------------------------------------------
     Net interest income                               10,055             8,386               28,258            24,634
Provision for loan losses                                 447               546                1,431             1,788
-----------------------------------------------------------------------------------------------------------------------
     Net interest income after
        provision for loan losses                       9,608             7,840               26,827            22,846

Other income                                            1,924             1,647                5,588             4,855
(Loss) gain on securities transactions                  (115)              (13)                (114)               418
Other expenses                                          7,329             6,400               20,649            17,258
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                              4,088             3,074               11,652            10,861
Income taxes                                            1,330               978                3,715             3,589
-----------------------------------------------------------------------------------------------------------------------
               Net income                       $       2,758    $        2,096       $        7,937    $        7,272
-----------------------------------------------------------------------------------------------------------------------


Basic earnings per share                                $0.45             $0.33                $1.27             $1.15
-----------------------------------------------------------------------------------------------------------------------

Diluted earnings per share                              $0.43             $0.32                $1.24             $1.11
-----------------------------------------------------------------------------------------------------------------------

Basic cash earnings per share (a)                       $0.52             $0.41                $1.49             $1.31
-----------------------------------------------------------------------------------------------------------------------

Diluted cash earnings per share (a)                     $0.51             $0.40                $1.45             $1.27
-----------------------------------------------------------------------------------------------------------------------

Weighted average shares
     outstanding (basic)                            6,148,492         6,315,498            6,247,907         6,322,345
-----------------------------------------------------------------------------------------------------------------------

Weighted average shares
     outstanding (diluted)                          6,343,031         6,493,804            6,415,442         6,524,785
-----------------------------------------------------------------------------------------------------------------------

Cash dividends declared                                  $860              $750               $2,562            $2,245
-----------------------------------------------------------------------------------------------------------------------

Cash dividend per share                                 $0.14             $0.12                $0.41             $0.35
-----------------------------------------------------------------------------------------------------------------------

(a) Excludes after-tax impact of intangible amortization expense.


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


 (Dollars in thousands, except share amounts)
                                                                                              Accumulated
                                                                                                Other
                                                                                             Comprehensive
                                           Common Stock           Retained       Treasury        Income
                                         Shares      Amount       Earnings         Stock         (Loss)         Total


-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998             5,790,148 $   50,807    $    33,441    $   (1,822)    $     3,588    $   86,014
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                        7,937                                       7,937
   Other comprehensive income,
      net of tax:
       Unrealized losses on available-
         for-sale securities                                                                     (9,329)       (9,329)
                                                                                                             ----------
                Comprehensive income                                                                           (1,392)
Exercise of common stock options
   (reissued 37,576 treasury shares)                  (704)                         1,141                          437
Cash dividends declared                                            (2,561)                                     (2,561)
10% stock dividend                       579,505     14,512       (14,512)
Common stock issued under dividend
   reinvestment plan                      14,463        348                                                        348
Purchase of 279,075 treasury shares                                               (7,643)                      (7,643)
-----------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999            6,384,116 $   64,963    $    24,305    $   (8,324)    $   (5,741)    $   75,203
-----------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
Net unrealized depreciation arising during period, net of tax                                    (9,255)
Less: reclassification adjustment for net losses included in net income,                            (74)
net of tax

-----------------------------------------------------------------------------------------------------------------------
Net unrealized depreciation on investment securities                                             (9,329)
-----------------------------------------------------------------------------------------------------------------------





                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(Dollars in thousands)                                                    Nine Months Ended
                                                                            September 30,
                                                                          1999         1998

Cash flows from operating activities:
Net income .......................................................   $   7,937    $   7,272
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Provision for loan losses ..............................       1,431        1,788
          Loss (gain) on securities transactions .................         114         (418)
          Depreciation, amortization, and accretion ..............       3,759        3,964
          Increase in interest receivable ........................      (2,050)        (324)
          (Decrease) increase in interest payable ................         (14)         507
          Deferred income tax (benefit) expense ..................        (515)         644
          Deferral of loan origination fees and costs ............        (173)         107
          Other, net .............................................        (451)      (2,481)
                                                                                  ---------
               Net cash provided by operating activities .........      10,038       11,059
                                                                                  ---------

Cash flows from investing activities:
Purchases of available-for-sale securities .......................    (168,843)    (125,557)
Proceeds from sales of available-for-sale securities .............      19,523       20,267
Proceeds from maturities of available-for-sale securities ........      36,900       45,464
Net increase in loans ............................................     (63,282)     (13,449)
Expenditures for premises and equipment ..........................      (1,656)      (2,734)
Proceeds from sales of other real estate owned ...................         251           94
Business acquisitions, net of cash received ......................        --        100,170
Investment in limited partnership and tax credit funds ...........      (1,200)      (2,035)
                                                                                  ---------
               Net cash (used in) provided by investing activities    (178,307)      22,220
                                                                                  ---------

Cash flows from financing activities:
Net (decrease) increase in non-interest bearing deposits .........      (3,108)       1,170
Net increase (decrease) in interest-bearing deposits .............       3,033      (23,164)
Net increase (decrease) in short-term borrowings .................      35,042       (1,303)
Proceeds from long-term borrowings ...............................     110,000       17,972
Payments on long-term borrowings .................................        (320)      (5,358)
Cash dividends paid ..............................................      (2,160)      (1,906)
Purchase of treasury stock .......................................      (7,643)      (1,609)
Proceeds from issuance of common stock ...........................         437          565
Proceeds from issuance of Capital Securities .....................      30,000         --
                                                                                  ---------
               Net cash provided by (used in) financing activities     165,281      (13,633)
                                                                                  ---------

Net (decrease) increase in cash and cash equivalents .............      (2,988)      19,646
Cash and cash equivalents at beginning of period .................      40,121       38,831
                                                                                  ---------
Cash and cash equivalents at end of period .......................   $  37,133    $  58,477
                                                                                  ---------




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


1.  Acquisitions
         On November 1, 1999, the Company completed the acquisition of Lambert Insurance Agency in a cash transaction that was structured as a purchase transaction by the Company. Located in Pomeroy, Ohio, the Lambert Insurance Agency is a full service agency and seller of health, life, property and casualty insurance, and has served the Meigs County area since 1986. Lambert Insurance Agency will retain its name and operate as a division of Northwest Territory Property and Casualty, which provides a complete line of high quality, competitively priced, auto, home, business, life and mortgage protection products to consumers in Ohio and West Virginia.
         On October 29, 1999, The Peoples Banking and Trust Company ("Peoples Bank") completed the purchase of a full-service banking facility in Huntington, West Virginia ("Huntington Banking Center Acquisition") from an unaffiliated financial institution. In the agreement (structured as a purchase transaction), Peoples Bank assumed approximately $5 million in deposits and $0.5 million in loans.
         On June 26, 1998, Peoples Bank completed the purchase of four full-service banking offices located in the communities of Point Pleasant (two offices), New Martinsville, and Steelton, West Virginia ("West Virginia Banking Center Acquisition") from an unaffiliated institution. In the transaction, Peoples Bank assumed approximately $121.0 million of deposits and purchased $8.3 million in loans.
         The following text will include references to these acquisitions and their impact on the Company's results of operations.


2.  Accounting Pronouncements
         In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recorded on the balance sheet at fair value. SFAS 133, as amended, is effective for the Company for the year beginning after January 1, 2000.
         The exact impact of adopting SFAS 133 has not been determined at this time. Management does not anticipate the adoption of SFAS 133 will have a material impact to the Company's future results of operations or financial condition.




                                     ITEM 2

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                             SELECTED FINANCIAL DATA

         The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows.


                                                                   For the Three                    For the Nine
                                                                    Months Ended                    Months Ended
                                                                   September 30,                    September 30,
SIGNIFICANT RATIOS                                               1999          1998               1999         1998

Net income to:
     Average assets (a) (b)                                       1.07%         0.96%              1.10%        1.19%
----------------------------------------------------------------------------------------------------------------------
     Average stockholders' equity (a) (b)                        14.37%        10.09%             12.74%       11.93%
----------------------------------------------------------------------------------------------------------------------

Net interest margin (b)                                           4.38%         4.37%              4.42%        4.50%
----------------------------------------------------------------------------------------------------------------------

Efficiency ratio (b) (c)                                         54.02%        50.21%             53.57%       50.89%
----------------------------------------------------------------------------------------------------------------------

Average stockholders' equity to average assets                    7.42%         9.56%              8.64%        9.96%
----------------------------------------------------------------------------------------------------------------------

Loans net of unearned interest to deposits (end of period)       88.39%        76.78%             88.39%       76.78%
----------------------------------------------------------------------------------------------------------------------

Allowance for loan losses to loans net of
     unearned interest (end of period)                            1.65%         1.72%              1.65%        1.72%
----------------------------------------------------------------------------------------------------------------------

Capital ratios:
     Tier I capital ratio                                        13.15%        10.58%             13.15%       10.58%
----------------------------------------------------------------------------------------------------------------------
     Risk-based capital ratio                                    14.86%        11.98%             14.86%       11.98%
----------------------------------------------------------------------------------------------------------------------
     Leverage ratio                                               8.58%         6.87%              8.58%        6.87%
----------------------------------------------------------------------------------------------------------------------

Cash dividends to net income                                     31.18%        35.78%             32.28%       30.38%
----------------------------------------------------------------------------------------------------------------------

PER SHARE DATA
Book value per share                                             $12.37        $13.42             $12.37       $13.42
----------------------------------------------------------------------------------------------------------------------

Diluted earnings per share                                        $0.43         $0.32              $1.24        $1.11
----------------------------------------------------------------------------------------------------------------------

Cash dividends per share                                          $0.14         $0.12              $0.41        $0.35
----------------------------------------------------------------------------------------------------------------------

(a) Certain ratios and statistics include the following nonrecurring items:
      * Pretax losses on securities transactions of $115,000 ($75,000 after taxes or $0.01 per share) in the third quarter of 1999 and pretax losses of
$114,000 ($74,000 after taxes or $0.01 per share) in the nine months ended
September 30, 1999.
      * Pretax costs of $526,000 ($342,000 after taxes, or $0.05 per share) in the third quarter of 1998 resulting from long-term debt prepayment penalties, acquisition conversion costs and other market expansion activities.
      *  Pretax gains on securities transactions of $427,000 ($278,000 after taxes or $0.04 per share) in the
second                            quarter of 1998.

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


Introduction
         The following discussion and analysis of the consolidated financial statements of the Company is presented to provide insight into management's assessment of the financial results. The Company's subsidiaries are The Peoples Banking and Trust Company ("Peoples Bank"); The First National Bank of Southeastern Ohio ("First National Bank"), which also owns two insurance agency subsidiaries, Northwest Territory Life Insurance Agency, Inc. and Northwest Territory Property and Casualty Insurance Agency, Inc.; Peoples Bank FSB; and The Northwest Territory Life Insurance Company, an Arizona corporation that reinsures credit life and disability insurance issued to customers of the Company's banking subsidiaries.
         The Company provides an array of financial products and services to its customers, including investment and insurance products, deposit accounts, lending products, credit and debit cards, corporate and personal trust services, cash management services, and safe deposit rental facilities. The Company provides services through ordinary walk-in offices, automated teller machines, automobile drive-in facilities, banking by phone, and internet-based banking.
         Peoples Bank is chartered by the state of Ohio and subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation ("FDIC") and the Ohio Division of Financial Institutions. First National is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency ("OCC"). Peoples Bank FSB is a member of the Federal Home Loan Bank, and is subject to the regulation, supervision, and examination by the Office of Thrift Supervision ("OTS"), and is also subject to limited regulation by the Board of Governors of the Federal Reserve System. The discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements and footnotes thereto and the ratios, statistics, and discussions contained elsewhere in this Form 10-Q.
         References will be found in this Form 10-Q to transactions that have impacted or will impact the Company's results of operations. On April 20, 1999, the Company sold, through PEBO Capital Trust I (a newly-formed subsidiary) $30.0 million of 8.62% Capital Securities ("Capital Securities" or "Trust Preferred Securities"). The proceeds were used by the Trust to purchase, from the Company, Junior Subordinated Deferrable Interest Debentures due May 1, 2029. In late April, 1999, the Company invested $10.0 million in Peoples Bank (the Company's largest subsidiary bank) with a portion of the net proceeds. The remaining proceeds have been used for general corporate purposes, including the repurchase of a portion of the Company's outstanding common shares. On April 22, 1999, the Company announced intentions to repurchase 5% of the Company's outstanding common shares (or 315,000 shares) from time to time in open market or privately negotiated transactions ("Stock Repurchase Program"). The timing of the purchases and the actual number of common shares purchased have depended and will depend on market conditions. The Stock Repurchase Program will continue through December 31, 1999. The combination of the issuance of Capital Securities and the Stock Repurchase Program has impacted and will continue to impact several key performance indicators of the Company's future financial results. The impact, where significant, is discussed in the applicable sections of Management's Discussion and Analysis.
         On June 26, 1998, Peoples Bank completed the purchase of four full-service banking offices located in the communities of Point Pleasant (two offices), New Martinsville, and Steelton, West Virginia ("West Virginia Banking Center Acquisition") from an unaffiliated institution. In the transaction, Peoples Bank assumed approximately $121.0 million of deposits and purchased $8.3 million in loans.



                              RESULTS OF OPERATIONS

Overview of the Income Statement
         Operating earnings for the nine months ended September 30, 1999, totaled $8,011,000, a 9.2% increase over 1998 results of $7,336,000. Third quarter operating earnings totaled $2,833,000, a 16.2% increase over 1998 third quarter operating earnings of $2,438,000. Operating earnings per diluted share reached $1.25 at September 30, 1999, compared to $1.12 for the same period last year. For the third quarter of 1999, operating earnings per diluted share increased 18.4% to $0.45, compared to 1998's third quarter operating earnings of $0.38 per diluted share.
         Operating earnings are provided to enhance the comparability of the Company's financial data and exclude the following nonrecurring items: in the third quarter of 1999, the Company reported losses from sales of investment securities of $115,000 ($75,000 after taxes or $0.01 per share); in the third quarter of 1998, the Company incurred pretax charges of $526,000 ($342,000 after taxes or $0.05 per share) related to long-term debt prepayment penalties, acquisition conversion costs and other market expansion activities; and in the second quarter of 1998, the Company reported net pretax gains of $427,000 ($278,000 after taxes or $0.04 per share) on investment activity, primarily from the exchange of certain domestic equity securities, as well as losses from repositioning of the investment portfolio.
         Including the above nonrecurring items, net income totaled $2,758,000 for the third quarter of 1999, an increase of $662,000 (or 31.6%) compared to the same period a year earlier. On a diluted per share basis, 1999's third quarter net income reached $0.43, up 34.4% compared to $0.32 for the third quarter of 1998.
         Management believes that a comparative approach to financial reporting should include the discussion of results using a "cash earnings" method, which removes the after-tax impact of the amortization of intangibles on the Company's results of operations and facilitates comparison of the Company with entities that make acquisitions using pooling of interests accounting. Management uses cash earnings and cash basis performance ratios as methods to evaluate the impact of acquisitions on profitability and return on the Company's investment. Recent acquisitions have increased the Company's amortization expense related to goodwill and other intangibles and as a result, the purchase method of accounting has impacted earnings per share and other ratios.
         In the third quarter of 1999, intangible amortization expense totaled $657,000 ($456,000 after taxes) compared to $682,000 ($474,000 after taxes) for the same period a year earlier. For the nine months ended September 30, 1999, intangible amortization expense totaled $1,970,000 ($1,369,000 after taxes), an increase of $546,000 compared to $1,424,000 ($1,019,000 after taxes) recorded for the same period in 1998. This increase was due to the Peoples Bank's completion of the West Virginia Banking Center Acquisition at the end of 1998's second quarter and amortization of associated intangibles which began in the third quarter of 1998.
         Diluted cash basis operating earnings per share for the quarter ended September 30, 1999, reached $0.52, up $0.07 (or 15.6%) from $0.45 in the third quarter of 1998. On a cash earnings operating basis, return on average tangible assets was 1.30% for the third quarter of 1999, a decrease of 7 basis points from last year's third quarter figure of 1.37%. Cash operating earnings as a percentage of average tangible equity grew to 23.38% at September 30, 1999, up from 1998's third quarter return on average tangible equity of 19.19%.
         Third quarter net interest income totaled $10,055,000, up $1,669,000 (or 19.9%) compared to the same period last year. For the nine months ended September 30, 1999, net interest income reached $28,258,000, an increase of $3,624,000 (or 14.7%) compared to the same period a year earlier.
         The Company's provision for loan losses totaled $447,000 in the third quarter of 1999, down $99,000 (or 18.1%) compared to $546,000 in 1998's third quarter. For the nine months ended September 30, 1999, provision for loan losses totaled $1,431,000, a decrease of $357,000 (or 20.0%) compared to $1,788,000 recorded for the same period in 1998. Decreases in the Company's provision for loan losses were due to continued strong asset quality.
         Third quarter non-interest income increased $277,000 (or 16.8%) to $1,924,000, due primarily to growth of deposit account service charges, fiduciary fees from the Company's Investment and Trust activity, commissions on insurance and securities sales, and increased electronic banking fees. For the nine months ended September 30, 1999, non-interest income totaled $5,588,000, up $733,000 (or 15.1%) compared to the same period in 1998.
         Non-interest expense for the third quarter of 1999 totaled $7,329,000, up $929,000 (or 14.5%) from last year, due primarily to costs incurred on the Trust Preferred Securities in the early part of 1999. For the nine months ended September 30, 1999, non-interest expense totaled $20,649,000, up $3,391,000 (or 19.6%) compared to the same period a year earlier. Growth in non-interest expense on a year-to-date basis also occurred due to the Company's recent acquisitions and related expenses, such as salaries and benefits expense and amortization of intangibles.
         The Company's efficiency ratio was 54.02% in the third quarter of 1999, compared to 50.21% for the same period last year. For the nine months ended September 30, 1999, the Company's efficiency ratio totaled 53.57% compared to 50.89% for the same period in 1998. The decline in this performance ratio was due primarily to increased costs related to the Trust Preferred Securities, which are included in non-interest expense, while the related benefits enhance other performance ratios such as return on equity and earnings per share.

Interest Income and Expense
         Net interest income is the amount by which interest income on interest-earning assets exceeds interest paid on interest-bearing liabilities. Interest-earning assets include loans and investment securities; interest-bearing liabilities include interest-bearing deposits and borrowed funds. Net interest income remains the primary source of revenue for the Company. Changes in market interest rates, as well as changes in the mix and volume of interest-earning assets and interest-bearing liabilities, impact net interest income.
         During the second quarter of 1999, the Company initiated an asset growth strategy to offset the costs to service the Trust Preferred Securities, thereby leveraging the Company's increased capital levels ("Leverage Strategy"). The Leverage Strategy increased the Company's earnings asset base approximately $150 million and was funded primarily by Federal Home Loan Bank ("FHLB") borrowings and other wholesale funding sources. The Leverage Strategy was implemented throughout the second quarter of 1999 and was completed on June 30, 1999.
         The Leverage Strategy and the earning asset growth that occurred through 1998's West Virginia Banking Center Acquisition generated strong third quarter net interest income streams in 1999. Net interest income reached $10,055,000 in the third quarter of 1999, compared to $8,386,000 in the third quarter of 1998, an increase of $1,669,000 (or 19.9%). For the third quarter of 1999, total interest income reached $19,104,000 while interest expense totaled $9,049,000. Included in second quarter 1999 interest income is $683,000 of tax-exempt income from investments issued by states and political subdivisions. Since these revenues are not taxed, it is more meaningful to analyze the impact of net interest income on a fully-tax equivalent ("FTE") basis.
         Net interest margin is calculated by dividing FTE net interest income by average interest-earning assets and serves as a performance measurement of the net interest revenue stream generated by the Company's balance sheet. For the three months ended September 30, 1999, net interest margin (on an FTE basis) totaled 4.38% compared to 4.37% in the third quarter of 1998. On a year-to-date basis through September 30, net interest margin in 1999 totaled 4.42% compared to 4.50% for the same period last year. Net interest margin has compressed slightly in 1999 due to the impact of the Leverage Strategy, which significantly increased the Company's earning asset base in comparatively lower-yielding assets such as mortgage-backed investment securities and other investments.
         Management continues to analyze methods to redeploy the Company's assets to an earning asset mix which will result in a net interest margin similar to the Company's ratios before the Leverage Strategy was initiated. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future, which will enable to Company to shift a portion of its earning asset base to these higher-yield assets as lower-yielding investment securities mature.
         Average loans grew $79.5 million (or 14.9%) from third quarter 1998 to third quarter 1999 and comprise the largest earning asset component on the Company's balance sheet. Due to the Leverage Strategy, as well as increased competition for loans, total yield on earning assets dropped to 8.16% in the third quarter of 1999, compared to 8.33% for the same period a year earlier.
         Compared to the third quarter of 1998, cost of interest-bearing liabilities decreased 20 basis points in the third quarter of 1999 to 4.27%, due primarily to decreases in costs of the Company's core funding sources as well as prepayments of long-term FHLB advances in October, 1998. These funding sources were replaced with lower-costing deposits and other FHLB advances.
         In the fourth quarter of 1999 and into early 2000, management anticipates net interest margin will decrease modestly due to increasing costs of funding sources. In addition, the Company's preparation for upcoming potential Year 2000 cash withdrawals will likely cause compressed net interest margin in the fourth quarter of 1999 due to growth of the Company's cash reserves. Management does not expect material changes in the Company's results of operations or financial position as a result of Year 2000 preparations.
         Please refer to the "Consolidated Average Balance Sheet and Analysis of Net Interest Income" table included on page 30 for a complete quantitative evaluation of the Company's net interest margin.


Provision for Loan Losses
         The provision for loan losses is based upon management's continuing evaluation of the adequacy of the allowance for loan losses and is reflective of the quality of the portfolio and overall management of the inherent credit risk. Due to continued strong asset quality, management anticipates the Company's loan loss provision for the year ending December 31, 1999, will be less than 1998's total provision for loan losses of $2,325,000. In the third quarter of 1999, the Company recorded a provision for loan losses of $447,000, a decrease of $99,000 (or 18.1%) from $546,000 in the third quarter of 1998. On a year-to-date basis through September 30, loan loss provision totaled $1,431,000 in 1999 compared to $1,788,000 last year. Any changes in the provision for loan losses will be dependent on loan delinquencies, portfolio risk, and general economic conditions in the Company's markets.

Non-Interest Income
         The Company's non-interest income is generated from four primary sources: cost-recovery based fees related to customer deposit accounts, income from fiduciary activities, electronic banking revenue, and insurance commissions. For the quarter and nine months ended September 30, 1999, all of the Company's major sources of non-interest income increased compared to the same period a year earlier, reflecting management's focus on top-line revenue enhancement as a primary source of cost-recovery.
         Third quarter non-interest income reached $1,924,000 in 1999, an increase of $277,000 (or 16.8%) compared to the same period in 1998. For the nine months ended September 30, 1999, non-interest income totaled $5,588,000, up $733,000 (or 15.1%) compared to last year.
         Deposit account service charge income reached $774,000 in the third quarter of 1999, compared to $681,000 for the quarter ended September 30, 1998, an increase of $93,000 (or 13.7%). On a year-to-date basis through September 30, 1999, deposit account service charge income totaled $2,252,000, a $424,000 (or 23.2%) increase compared to the same period last year. For the nine months ended September 30, 1999, deposit account service charge income was impacted favorably by the West Virginia Banking Center Acquisition and its associated $121 million in deposits, which provided the base for associated increased fee income. Approximately $284,000 of the Company's increase in deposit account service charge income for 1999 can be attributed to the deposits acquired in the West Virginia Banking Center Acquisition. Other increases in service charge income resulted from revisions in the Company's fee structure in early 1999. The Company's fee income generated from deposits is based on recovery of costs associated with services provided.
         The fee structure for fiduciary activities is based primarily on the fair value of assets being managed, which totaled over $572 million at September 30, 1999, compared to $551 million at year-end 1998. As a result of recent growth in market values and in the number of accounts served, income from fiduciary activities in the third quarter of 1999 increased $130,000 (or 23.6%) compared to $551,000 reported in the same period a year earlier. The Company also collected a one-time fiduciary fee in the third quarter of 1999 which boosted revenues. On a year-to-date basis through September 30, revenue from fiduciary activities increased $227,000 (or 13.1%) to $1,960,000 in 1999 compared to 1998. The Company continues to build on its leadership position in its markets and management believes asset management services will be a significant contributor to the Company's non-interest income streams.
         Electronic banking, including ATM cards, direct deposit services, and debit card services, is one of the many product lines offered by the Company. The fees associated with these products and services significantly impact the Company's non-interest income. In the third quarter of 1999, revenues related to electronic banking totaled $163,000, up $23,000 (or 16.4%) compared to the previous year's third quarter. For the nine months ended September 30, 1999, electronic banking revenues totaled $482,000, an increase of $51,000 (or 11.8%) compared to the same period a year earlier. These increases are due primarily to growth in the number of debit card users as well as corresponding volume increases in debit card usage. Management will continue to focus on electronic banking as a source of revenue as the financial services industry develops additional methods to provide electronic commerce.
         In addition to traditional sources of non-interest income, the Company also offers a complete line of insurance and investment products. The Company's product offerings include credit life and disability insurance, as well as life and property insurance to consumers in Ohio and West Virginia. Commissions on insurance and securities generated revenues of $127,000 in the third quarter of 1999, up $46,000 (or 56.8%) in comparison to the revenues recognized for the same period in 1998. For the nine months ended September 30, 1999, commissions on insurance and securities generated revenues totaling $370,000, an $81,000 (or 28.0%) increase over the same period last year.
         In the second quarter of 1999, the Company named Raymond James Financial Services, Inc. (member NASD and SIPC), an unaffiliated registered broker/dealer, as its provider of improved services to the Company's investment customers, including, but not limited to, asset management, corporate bonds, municipal bonds, portfolio evaluation, asset allocation, tax shelters, unit trusts, common/preferred stocks, government securities, mutual funds, retirement planning, estate planning, tax-exempt securities, annuities, and financial planning services. Management believes these services are integral to the Company's relationship and needs-based sales philosophy.
         Management will continue to explore new methods of enhancing non-interest income. Other traditional and non-traditional financial service products are analyzed regularly for potential inclusion in the Company's product mix.

Investment Securities Transactions
         In the third quarter of 1999, the Company generated net losses on securities transactions of $115,000 compared to net losses of $13,000 incurred in the third quarter of 1998. Securities transaction losses generated in the third quarter of 1999 were primarily the result of the Company's repositioning of the investment portfolio to improve the pledging capabilities of the Company's investment securities.
         For the quarter ended September 30, 1999, the Company reported net losses of $115,000 ($74,000 after taxes or $0.01 per share) compared to net losses on securities transactions of $13,000 ($8,000 after taxes) reported in the third quarter of 1998. For the nine months ended September 30, 1999, the Company reported net losses of $114,000 ($74,000 after taxes or $0.01 per share) compared to net gains on securities transactions of $418,000 ($272,000 after taxes, or $0.04 per diluted share) recorded for the same period in 1998.
         Net gains on securities transactions recognized in 1998 were primarily the result of a net gain of $516,000 ($336,000 after taxes or $0.05 per share) from an equity investment in a company that was acquired in a merger transaction. In addition, during the second quarter of 1998, the Company recognized losses of $89,000 ($58,000 after taxes or $0.01 per share) from sales of investment securities due to investment portfolio repositioning.

Non-Interest Expense
         For the three months ended September 30, 1999, non-interest expense totaled $7,329,000, an increase of $929,000 (or 14.5%) compared to the same period last year. For the nine months ended September 30, 1999, total non-interest expense reached $20,649,000, up $3,391,000 (or 19.6%) compared to the same period in 1998. When comparing year-to-date 1999 non-interest expense information to 1998, it is important to consider that several categories within non-interest expense were directly impacted by the West Virginia Banking Center Acquisition and related growth of non-interest expenses such as salaries and benefits, depreciation expense, and intangible amortization. In addition, non-interest expense was impacted due to costs associated with the Trust Preferred Securities, which totaled $663,000 in the third quarter of 1999 and $1,180,000 on a year-to-date basis.
         Non-operational items caused a significant increase in non-interest expense for the nine months ended September 30, 1999, in particular, amortization of intangibles totaled $1,970,000 (an increase of 38.3%) for the nine months ended September 30, 1999, respectively, compared to $1,424,000 for the identical period a year earlier. The additional intangible asset amortization expense arising from the West Virginia Banking Center Acquisition was the primary reason for this increase.
         Compared to 1998's third quarter, salaries and benefits expense increased $276,000 (or 11.7%) to $2,637,000 in the third quarter of 1999, reflecting the Company's continuing effort to expand both inside and outside its geographic markets. For the nine months ended September 30, 1999, salaries and benefits expense increased $866,000 (or 12.3%) to $7,918,000 compared to same period in 1998. Acquisitions and new financial service center openings have increased the number of the Company's employees, primarily those associates dedicated to customer service areas in the acquired offices and new offices recently opened by the Company. At September 30, 1999, the Company had 377 full-time equivalent employees, compared to 362 full-time equivalent employees at December 31, 1998. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, effectively optimizing customer service and return to shareholders.
         Recent acquisitions and investments also impacted net occupancy expenses, in particular depreciation expense. For the quarter and nine months ended September 30, 1999, furniture and equipment expenses totaled $410,000 and $1,346,000, respectively, up $20,000 (or 5.1%) and $65,000 (or 5.1%) compared to
1998's identical reporting periods. Net occupancy expense totaled $457,000 in the third quarter of 1999, an increase of $12,000 (or 2.7%) compared to the same period a year earlier. On a year-to-date basis through September 30 and compared to last year, net occupancy expense increased $173,000 (or 14.7%) to $1,351,000 in 1999. These increases can be attributed primarily to the depreciation of the assets purchased in recent acquisitions, completion of financial service center remodeling projects (specifically the two Wal*Mart Financial Service Centers opened to date and other banking center refurbishment), as well as increased depreciation of additional expenditures on technology. The Company's increased investment in technology and other customer-service enhancements will also impact depreciation expense in the future.
         In 1999, the Company embarked on several educational sales programs designed to increase associates' knowledge of relationship sales techniques and enhance the Company's sales culture. The educational programs are expected to continue through the remainder of 1999 and have modestly increased non-interest expense compared to previous periods. Management believes these types of investments in the future are necessary to remain competitive in the financial services industry and anticipates these programs will increase customer service associates perception and understanding of the relationship sales process.
         Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for the Company in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense less amortization of intangibles and non-recurring items as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. Gains and losses on sales of investment securities, as well as other nonrecurring charges, are not included in the calculation of the Company's efficiency ratio.
         In the third quarter of 1999, the Company's efficiency ratio was 54.02% compared to 50.21% for the same period last year. For the nine months ended September 30, 1999, the efficiency ratio was 53.57% compared to 50.89% for the same period in 1998. The second quarter of 1999 was a period of transition for the Company due to the Trust Preferred Securities being issued and the implementation of the Leverage Strategy. As anticipated, the Company's third quarter 1999 efficiency ratio improved 124 basis points in comparison to the second quarter 1999 efficiency ratio of 55.26%. Management anticipates that the efficiency ratio will continue to modestly improve throughout the remainder of 1999 as additional incremental interest income generated by the Leverage Strategy counterbalances debt service costs associated with the Capital Securities.

Return on Assets
         For the quarter ended September 30, 1999, operating return on average assets ("ROA") totaled 1.10% compared to 1.12% for the same period a year earlier. For the nine months ended September 30, 1999, the Company's operating ROA totaled 1.11%, compared to 1.20% for the same period a year earlier.
         Including all nonrecurring items, ROA for the quarter and nine months ended September 30, 1999, reached 1.07% and 1.10%, respectively, while ROA for the quarter and nine months ended September 30, 1998, totaled 0.96% and 1.19%, respectively. When comparing third quarter 1999 ROA to 1998 ROA, it is important to consider that third quarter 1998 ROA was significantly impacted by pretax charges of $526,000 ($342,000 after taxes) related to long-term debt prepayment penalties, acquisition conversion costs and other market expansion activities.
         The Leverage Strategy significantly increased the asset base of the Company in the second quarter of 1999 and has pressured the Company's ROA. In addition, ROA and other performance ratios may be enhanced in the future through interest income increases as a result of funds involved in the Leverage Strategy being redirected into a mix of earning assets more similar to the Company's earning asset base before the Leverage Strategy was initiated.
         Management anticipates that ROA will stabilize for the remainder of 1999. In the future, the Company will be challenged to employ its asset base in a manner that will produce acceptable returns on investment. As the Company is successful in transitioning the investments purchased in the Leverage Strategy to higher-yielding loans, management expects ROA to modestly improve. Management believes that recent changes to the Company's balance sheet, particularly through the Trust Preferred Securities issuance and Leverage Strategy, will shift the Company's strategic focus on ratios such as return on equity and earnings per share.

Return on Equity
         The Company's operating return on average equity ("ROE") in the third quarter of 1999 was 14.76%, compared to 11.73% for the same period last year. For the nine months ended, September 30, 1999, operating ROE totaled 12.86% compared to 12.04% for the same period in 1998. Including all nonrecurring items, ROE for the quarter and nine months ended September 30, 1999, reached 14.37% and 12.74%, respectively, while ROE for the quarter and nine months ended September 30, 1998, totaled 10.09% and 11.93%, respectively. Third quarter 1998 ROE was also significantly impacted by the aforementioned charges related to long-term debt prepayment penalties, acquisition conversion costs and other market expansion activities.
         Using a portion of the proceeds from the Trust Preferred Securities issuance to implement the Company's Stock Repurchase Program, management anticipates enhanced ROE for the Company in future periods. The Stock Repurchase Program was initiated on April 22, 1999 and is 93% complete at November 5, 1999. Future enhancements to ROE depend on the timing of common stock repurchases and the availability of the Company's shares. Management views the issuance of the Trust Preferred Securities as an opportunity to leverage the Company's equity position and expects ROE improvement for the remainder of 1999 and into 2000.
         The Company and all of its banking subsidiaries are considered well-capitalized under regulatory and industry standards of risk-based capital.

Income Tax Expense
         The Company's effective tax rate was 32.5% and 31.8% for the three months ended September 30, 1999 and 1998. For the nine months ended September 30, 1999 and 1998, the Company's effective tax rate was 31.8% and 33.0%.
         The Company is exploring several initiatives to educe its effective tax rate. One such initiative finalized in late 1998 is tax credit investments. These tax credits will reduce the Company's tax burden and lower the Company's effective tax rate.
         With the funds generated from the Trust Preferred Securities, the Company has invested and plans to make additional investments in various tax credit pools over the next several years. Total investment in these tax credit pools is not expected to exceed $5.0 million and is expected to benefit the Company's future results of operations through reductions in the Company's effective tax rate.


                               FINANCIAL CONDITION

Overview of Balance Sheet
         The Company's balance sheet at September 30, 1999, changed significantly in comparison to the previous year due primarily to the issuance of the Trust Preferred Securities and the associated Leverage Strategy during 1999's second quarter. The Company's assets totaled $1.04 billion at September 30, 1999, up $164 million (or 18.6%) since year end 1998. Due to the Leverage Strategy, the largest asset growth occurred in the investment securities portfolio, which totaled $333.4 million at September 30, 1999, an increase of $97.9 million (or 41.5%) over year-end 1998. Compared to December 31, 1998, total loans increased $63.2 million (or 11.1%) to $631.1 million, as growth continues to be strong in each of the Company's loan categories.
         Total liabilities increased $145.6 million (or 18.3%) to $939.9 million for the nine months ended September 30, 1999. This increase can be attributed primarily to the Leverage Strategy and the funding needs generated from its implementation. Long-term borrowings increased to $150.3 million at September 30, 1999, up $109.7 million over year-end 1998. Short-term borrowings increased $35.0 million compared to year-end 1998, totaling $67.6 million at September 30, 1999. The Company's deposits totaled $714.0 million at September 30, 1999, unchanged in comparison to year-end 1998.
         The April, 1999 issuance of the Trust Preferred Securities is presented as "Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures". The Company has classified the Trust Preferred Securities as "mezzanine" equity on its balance sheet, net of issuance costs of approximately $1.0 million.
         Stockholders' equity totaled $75.2 million at September 30, 1999, compared to $86.0 million at December 31, 1998, a decrease of $10.8 million (or 12.6%). The decrease in equity resulted from decreases in the Company's net unrealized losses on available-for-sale securities, combined with the impact of the Stock Repurchase Program. At September 30, 1999, the Company had $5.7 million of net unrealized losses on available for sale securities, which represents a $9.3 million decrease compared to $3.6 million of unrealized gains on available for sale securities at December 31, 1998. At September 30, 1999, the Company had a treasury share balance of 303,974 shares, up 251,943 shares compared to year-end 1998 due primarily to purchases under the Company's Stock Repurchase Plan. The Company's treasury share balance at September 30, 1999, totaled $8.3 million, a $6.5 million increase compared to year-end 1998. Other repurchases of the Company's common shares during 1999 funded the Company's stock benefit plans and a deferred compensation plan that permits the Company's directors to purchase common shares through an established trust. Please see the Consolidated Statements of Stockholders' Equity found on page 5 in this Form 10-Q for additional information regarding the Company's changes in stockholders' equity.

Cash and Cash Equivalents
         Cash and cash equivalents totaled $37.1 million at September 30, 1999, up $9.9 million from June 30, 1999. At September 30, 1999 and June 30, 1999, the Company held no federal funds sold compared to $9.7 million at December 31, 1998, which reflects management's focus to direct liquid funds into higher-yielding assets such as loans to meet loan demand in its markets, as well as enhance profitability.
         Management believes the current balance of cash and cash equivalents adequately serves the Company's liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs. Management believes the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investment Securities
         At September 30, 1999, investment securities totaled $333.4 million, an increase of $97.9 million (or 41.5%) compared to year-end 1998. Funds generated from the issuance of the Trust Preferred Securities, as well as the Leverage Strategy, were used to purchase approximately $150 million of additional investment securities during the second quarter of 1999.
         All of the Company's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the Company in terms of selling securities as well as interest rate risk management opportunities. At September 30, 1999, the amortized cost of the Company's investment securities totaled $342.3 million, resulting in unrealized depreciation in the investment portfolio of $8.8 million and a corresponding after tax decrease in the Company's equity of $5.7 million.
         As a direct result of the Leverage Strategy, several categories of investments within the investment portfolio experienced significant growth in the nine months ended September 30, 1999. The majority of the Company's investment security variances occurred during the second quarter of 1999, therefore comparisons between year-end 1998 and September 30, 1999, provide more meaningful information. Investments in US Treasury securities and obligations of US government agencies and corporations increased $52.6 million (or 104.6%) to $102.8 million at September 30, 1999. During the nine months ended September 30, 1999, investments in mortgage-backed securities increased $43.0 million (or 41.1%) to $147.8 million, and now represent the largest segment of the Company's investment securities portfolio. The Company's balances in investment obligations of states and political subdivisions totaled $37.0 million at September 30, 1999, a decrease of $8.6 million (or 18.8%) since December 31, 1999. Corporate investments at September 30, 1999 totaled $45.9 million, an increase of $10.8 million (or 30.9%) over December 31, 1999.
         In the third quarter of 1999, the Company's amortized cost of total investment securities decreased approximately $14.8 million, due to sales and maturities of $29.2 million, which were offset by third quarter purchases of $14.4 million. Management anticipates continued modest reductions of investment securities in future periods as earning assets are deployed to higher-yielding investments such as loans. The Company sold approximately $22 million of investment securities (primarily tax-exempt securities) in the third quarter and reinvested approximately $18 million, primarily in mortgage-backed securities, while maintaining similar earning yields and approximate duration of the investment securities portfolio. The repositioning provided the Company with additional securities that can be easily pledged as collateral, as well as increasing the Company's borrowing capacity.
         Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee ("ALCO") meetings. The group also monitors net interest income, sets pricing guidelines, and manages interest rate risk for the Company. Through active balance sheet management and analysis of the investment securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and the various credit needs of its customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.

Loans
         The Company's lending is primarily focused in the Mid-Ohio Valley region of central and southeastern Ohio, northern West Virginia, and northeastern Kentucky. These are principally retail lending markets, which include single-family residential and other consumer lending.
         Gross loans totaled $631.1 million at September 30, 1999, an increase of $30.6 million (or 5.1%) since June 30, 1999, and up $63.2 million (or 11.1%) since year-end 1998. Retail loan growth occurred primarily in the Company's existing markets, while commercial lending growth occurred to selected customers outside the Company's primary markets.
         The following table details total outstanding loans at the specified dates:


(dollars in thousands)         September 30,  June 30,   March 31, December 31,
                                   1999         1999       1999       1998
                                ---------     --------   --------   --------
Commercial, financial, and       $254,486     $240,006   $223,169   $212,530
  agricultural................
Real estate, construction ....     12,135       12,952     10,362     10,307
Real estate, mortgage ........    246,191      234,826    230,610    233,550
Consumer .....................    118,328      112,802    110,419    111,530
-------------------------------------------------------------------------------
     Total loans .............   $631,140     $600,586   $574,560   $567,917
-------------------------------------------------------------------------------

         Real estate loans (including real estate construction loans) continue to be the largest portion of total loans, comprising 40.9% of the total loan portfolio. Real estate loans totaled $258.3 million at September 30, 1999, an increase of $10.5 million (or 4.3%) since June 30, 1999.
         Included in real estate loans are home equity credit lines ("Equilines"), which totaled $21.9 million at September 30, 1999, compared to $20.7 million at June 30, 1999. During the second and third quarters of 1999, the Company offered a specially priced Equiline product, to qualifying customers, which contributed to the Equiline balance increase. Management believes the Equiline loans are a competitive product with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a major focus of the Company's lending due to the lower risk factors associated with this type of loan and the opportunity to provide additional products and services to these consumers at reasonable yields to the Company.
         Lending activity in the Company's northeastern Kentucky markets has historically focused on real estate loans. Peoples Bank FSB continues to offer special programs designed to increase its penetration of those local markets and increase opportunities to sell additional lending and deposit products. Mortgage lending will remain a vital part of the Company's lending operations due to the programs offered to customers, who continue to seek quality real estate loan products in a competitive environment.
         The Company experienced significant loan growth in the third quarter of 1999 in commercial, financial, and agricultural loans ("commercial loans"), which increased $14.5 million (or 6.0%) to $254.5 million. At September 30, 1999, commercial loans comprised 40.3% of the Company's total loan portfolio. Economic conditions in the Company's markets have provided quality credit opportunities, in particular, in southeastern and central Ohio. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. Management expects commercial loan demand to continue to be strong for the remainder of 1999 and into early 2000. In addition to the anticipated additional in-market penetration, the Company will continue to selectively lend to customers outside its primary markets.
         Consumer lending continues to be a vital part of the Company's core lending. For the three months ended September 30, 1999, consumer loan balances (excluding credit card loans) increased $5.6 million (or 5.3%) to $112.1 million. The majority of the Company's consumer loans are in the indirect lending area, where volume increases were experienced, combined with slower indirect loan run-off. At September 30, 1999, the Company had indirect loan balances of $68.9 million, compared to $65.6 million at June 30, 1999.
         Management is pleased with the performance and quality of the Company's consumer loan portfolio, which can be attributed to the Company's commitment to high level of customer service and the continued demand for indirect loans in the markets served by the Company. Lenders use a tiered pricing system that enables the Company to apply interest rates based on the corresponding risk associated with the indirect loan. Although consumer debt delinquency has increased in the financial services industry (due mostly to credit card debt), management's actions to reinforce the Company's pricing system and underwriting criteria have tempered indirect lending delinquencies. Management plans to continue its focus on the use of this tiered pricing system in the future, combined with controlled growth of the indirect lending portfolio if economic conditions remain strong.
         The Company's credit card balances at September 30, 1999, totaled $6.3 million, down $0.5 million (or 8.0%) since year-end 1998. While management continues to explore new opportunities to serve credit card customers, those plans do not include the assumption of additional unnecessary risk merely for the sake of growth.

Loan Concentration
         The Company does not have a concentration of its loan portfolio in any one industry. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $258.3 million (or 40.9%) of total loans. At year-end 1998, these loans comprised 42.9% of outstanding loans. At September 30, 1999, commercial, financial, and agricultural loans totaled $254.5 million (or 40.3%) of outstanding loans, compared to 37.4% of outstanding loans at December 31, 1998.
         The Company's lending is primarily focused in the local southeastern Ohio market and contiguous mid-Ohio valley areas. The Company's loan mix of retail lending, which includes single-family residential mortgages and other consumer loan products, is periodically reviewed for appropriate changes in mix.
         The Company's largest concentration of commercial loans is in credits to lodging and lodging related companies, which comprised approximately 13% of the Company's outstanding commercial loans at September 30, 1999, compared to 10% at December 31, 1998. Management does not anticipate additional loan growth in the lodging and lodging related industry loan concentration. These lending opportunities have arisen both because of the recent growth in the lodging industry and the need for additional travel-related services in certain areas in or contiguous to the Company's markets, and the Company's ability to respond to the needs of customers in this segment of the economy. The credits have been subjected to the Company's normal commercial loan underwriting standards and do not present more than the normal amount of risk assumed in other types of lending.
         In addition to loans to lodging and lodging related companies, one of the Company's larger groups of commercial loans consists of automobile dealer floor plans, which accounted for 6% of the Company's outstanding commercial loans at September 30, 1999, compared to 7% at the end of the second quarter of 1999.

Allowance for Loan Losses
         The allowance for loan losses as a percentage of loans decreased from 1.67% at December 31, 1998, to 1.65% at September 30, 1999. For the quarter and nine months ended September 30, 1999, net chargeoffs modestly decreased compared to the same periods a year earlier, as a result of the Company's continued monitoring of the loan portfolio and enhanced asset quality.
         The following table presents changes in the Company's allowance for loan losses for the three months and nine months ended September 30, 1999, and 1998, respectively:

                                   Three Months Ended       Nine Months Ended
(in thousands)                        September 30,            September 30,
                                 -----------------------  ----------------------
                                     1999         1998       1999        1998
                                 ----------   ----------  ----------  ----------
Balance, beginning of period ...   $ 10,119    $  9,171    $  9,509    $  8,356
Chargeoffs .....................       (274)       (475)       (848)     (1,180)
Recoveries .....................        100         115         300         393
--------------------------------------------------------------------------------
     Net chargeoffs ............       (174)       (360)       (548)       (787)
--------------------------------------------------------------------------------
Provision for loan losses ......        447         546       1,431       1,788
--------------------------------------------------------------------------------
          Balance, end of period   $ 10,392    $  9,357    $ 10,392    $  9,357
--------------------------------------------------------------------------------

         Nonperforming loans (those loans classified as nonaccrual, 90 days or more past due, and other real estate owned) as a percentage of outstanding loans were 0.24% at September 30, 1999, compared to 0.28% at December 31, 1998. Nonaccrual loans and those loans 90 days past due totaled $474,000 and $702,000, respectively, at September 30, 1999, compared to $687,000 and $495,000, respectively, at year-end 1998. Management believes the current level of nonperforming loans is better than peer group levels and is a reflection of the quality of the Company's loan portfolio.
         At September 30, 1999, the Company had an insignificant amount of loans that were considered impaired. Management will continue to monitor the status of impaired loans, including performing and non-performing loans, in order to determine the appropriate level of the allowance for loan losses.
         The third quarter of 1999's provision for loan losses was lower in comparison to the same period a year earlier due to management's evaluation of the adequacy of the allowance for loan losses, satisfactory loan portfolio quality, current loan delinquency, forecasted chargeoff trends, and reduced overall inherent credit risk. The most significant portion of the Company's chargeoffs continue to occur in the consumer loan portfolio, although compared to the third quarter of 1998, consumer loan net chargeoffs decreased for the three months ended September 30, 1999.
         Management continually monitors the loan portfolio through its Loan Review Department and Loan Loss Reserve Committee to determine the adequacy of the allowance for loan losses and considers it to be adequate at September 30, 1999. Management expects 1999's fourth quarter loan loss provision to be less than 1998's provision due to general improvements in loan delinquencies and the overall quality of the loan portfolio. The allowance for loan losses of 1.65% of total loans at September 30, 1999, is deemed to be adequate to absorb losses inherent in the portfolio.

Funding Sources
         The Company considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Company, totaling $714.0 million, or 76.6% of the Company's funding sources at September 30, 1999.
         Non-interest bearing deposits remain a core funding source for the Company, and balances modestly increased for the three months ended September 30, 1999. Management intends to continue to focus on maintaining its base of lower-costing funding sources, through product offerings that benefit customers who increase their relationship with the Company by using multiple products and services.
         Interest bearing deposits totaled $636.3 million at September 30, 1999, an increase of $3.0 million (or 0.5%) compared to year end 1998, and a $19.4 million (or 3.1%) increase compared to June 30, 1999. In the first half of 1999, the Company experienced attrition of maturing, short-term certificates of deposit as rate sensitive customers looked to maximize their investments by comparing rates offered by the Company's competitors. During the third quarter of 1999, the Company offset this attrition by offering a "special" 15-month CD which offered an attractive rate of return and has continued to offer the 15 month special in the fourth quarter of 1999. Management will continue to emphasize deposit-gathering in fourth quarter of 1999 by offering special "relationship accounts" (both non-interest bearing and interest-bearing) based on other products and services offered by the Company. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company's strategic goals.
         Along with traditional deposits, the Company accesses both short-term and long-term borrowings to fund its operations and investments. The Company's short-term borrowings consist of federal funds purchased, corporate deposits held in overnight repurchase agreements, term repurchase agreements, and various FHLB borrowings. At September 30, 1999, short-term borrowings totaled $67.6 million, a quarterly increase of $5.9 million (or 9.6%).
         Increases in term repurchase agreements (utilized in the Company's Leverage Strategy) and short-term FHLB borrowings contributed to growth in the Company's borrowings. At the end of the third quarter of 1999, the Company had total short-term, national market repurchase agreement balances of $34.0 million, up $11.0 million compared to the previous quarter ending balance of $23.0 million. With this increase, short-term, national market repurchase agreements comprised the largest component of the Company's short-term borrowings. At September 30, 1999, the Company had $2.1 million in short-term FHLB advances compared to $0.7 million advanced at year-end 1998. In general, the Company accesses this funding source at various times to balance liquidity needs.
         The second largest component of short-term borrowings consisted of balances in corporate repurchase agreements, which totaled $31.2 million at September 30, 1999, compared to $31.7 million at year-end 1998. Management anticipates that corporate repurchase agreement balances will remain generally stable for the remainder of 1999.
         In addition to traditional deposits and short-term borrowings, the Company maintains long-term borrowing capacity with the FHLB. Long-term FHLB advances totaled $147.9 million at September 30, 1999, compared to $38.0 million at year-end 1998. In the second quarter of 1999, the Company advanced $110 million in long-term FHLB borrowings to fund investment securities purchased in the Leverage Strategy. The FHLB advances were primarily 10-year borrowings, with fixed rate features for periods of two, three, or four years, depending on the specific advance. Each advance has the opportunity to reprice after its initial fixed rate period (at the discretion of the FHLB), and the Company has the option to prepay any repriced advance without penalty, or allow the borrowing to reprice to a LIBOR based, variable product. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.
         The Company also has a long-term note with an unaffiliated financial institution. The original principal balance of the note was $3.0 million and was used to finance an acquisition in early 1997. At September 30, 1999, the balance was $2.4 million, a decrease of $0.3 million since year-end 1998. Principal payments began in 1998 and continue semi-annually over the next three years.

Capital/Stockholders' Equity
         For the three months ended September 30, 1999, the Company had net income of $2.8 million and paid dividends of $0.9 million, a dividend payout ratio of 31.18% of earnings. For the nine months ended September 30, 1999, net income totaled $7.9 million and dividends paid were $2.6 million, a dividend payout ratio of 32.28% of net income, compared to 30.38% for the same period last year. Management believes recent dividends represent a balanced payout ratio for the Company and anticipates similar payout ratios in future periods through quarterly dividends.
         At September 30, 1999, the adjustment for the net unrealized holding loss on available-for-sale securities, net of deferred income taxes, totaled $5.7 million, a change of $9.3 million since year-end 1998. Since all the investment securities in the Company's portfolio are classified as available-for-sale, both the investment and equity sections of the Company's balance sheet are more sensitive to the changing market values of investments. The changes in market value of the Company's investment portfolio directly impacted the Company's stockholders' equity. For the quarter ended September 30, 1999, stockholders' equity decreased approximately $4.2 million (or 5.3%) to $75.2 million. Since year-end 1998, stockholders' equity decreased $10.8 million (or 12.6%). Management believes the Company's capital continues to provide a strong base for profitable growth.
         The Company has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet and to certain off-balance sheet commitments.
         At September 30, 1999, the Company's and each of the banking subsidiaries' risk-based capital ratios were above the minimum standard for a well-capitalized institution. The Company's risk-based capital ratio was 14.86%, well above the 10% minimum standard for well-capitalized institutions. The Company's Tier 1 capital ratio of 13.15% also exceeded the 6% minimum standard for well-capitalized institutions. The leverage ratio at the end of the third quarter of 1999 was 8.58%, also above the minimum standard of 5% for well-capitalized institutions. The Company's capital ratios provide quantitative data demonstrating the strength and future opportunities for use of the Company's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Company and each of the banking subsidiaries as part of its strategic decision process.
         In April 1999, the Company announced its Stock Repurchase Program, under which the Company will purchase up to 5% of its outstanding common shares (or approximately 315,000 shares) in open market or privately negotiated transactions. At November 5, 1999, the Company had purchased over 291,000 treasury shares and is 93% complete with the Stock Repurchase Program. The timing of the purchases and the actual number of common shares purchased depends on market conditions. The Stock Repurchase Program, established in late April, 1999, will continue through December 31, 1999. During the third quarter of 1999, the Company purchased 153,776 treasury shares at a weighted-average price of $28.13 per share, totaling $4.3 million. From the inception of the Stock Repurchase Program through September 30, 1999, the Company has purchased 228,276 treasury shares at a weighted-average price of $27.73 per share, totaling $6.3 million.
         In June, 1998, the Company implemented a formal plan to purchase treasury shares for use in its stock option plans. The formal plan serves as the basis for treasury purchases in anticipation of the Company's projected stock option exercises and is based upon specific criteria related to market prices, as well as the number of common shares expected to be reissued under the Company's stock option plans. During the third quarter of 1999, the Company purchased 16,500 treasury shares at a weighted-average price of $28.39 per share, totaling $0.5 million. Management expects to purchase similar share amounts in future quarters for use in its stock option plans. Future changes, if any, to the Company's systematic share repurchase program may be necessary to respond to the number of shares expected to be reissued for the Company's stock option plans. Management intends to continue its systematic quarterly treasury share program.
         The Company also maintains the Peoples Bancorp Inc. Deferred Compensation Plan ("Deferred Compensation Plan") for the directors of the Company and its subsidiaries. The Deferred Compensation Plan is designed to recognize the value to the Company of the past and present service of its directors and encourage their continued service through implementation of a deferred compensation plan. The Deferred Compensation Plan allows directors to direct the fees earned for their service as Company and subsidiary directors into deferred accounts that are either invested in the Company's common shares or a time deposit, at the specific director's discretion at the time of entering the Plan. As a result and in accordance with accounting regulations, the balances invested in Company stock in such accounts are reported as treasury stock in the Company's financial statements. At September 30, 1999, the Deferred Compensation Plan and its participants owned $0.8 million of Company common shares, which is a reduction to the equity balance of the Company. Management does not expect the Deferred Compensation Plan to have a material impact on future financial statements or results of operations of the Company.

Liquidity and Interest Rate Sensitivity
         The objective of the Company's Asset/Liability Management function is to maintain consistent growth in net interest income through management of the Company's balance sheet liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels, and customer preferences.
         Liquidity measures an organization's ability to meet cash obligations as they come due. During the nine months ended September 30, 1999, the Company generated net cash from operating and financing activities of $9.2 million and $165.3 million, respectively. Net cash used in investing activities for the nine months ended September 30, 1999, totaled $177.5 million. The major cash inflows from financing activities were from $110.0 million in long-term borrowings, $35 million in short-term borrowings and $30.0 million from the issuance of the Trust Preferred Securities. The purchase of treasury stock accounted for a $7.6 million cash outflow from financing activities.
         Significant outlays of cash from investing activities resulted from the $63.3 million net increase in loans and total purchases of investment securities of $168.8 million. Major inflows of cash from investing activities during the nine months ended September 30, 1999, included the maturity of investment securities and the proceeds from sales of investment securities totaling $36.9 million and $19.5 million, respectively.
         The Consolidated Statements of Cash Flows presented on page 6 of this Form 10-Q provides analysis of cash flow activity. Additionally, management considers that portion of the loan portfolio that matures within one year and the maturities within one year in the investment portfolio as part of the Company's liquid assets. The Company's liquidity is monitored by the ALCO, which establishes and monitors ranges of acceptable liquidity. Management feels the Company's current liquidity position is acceptable.
         The Company has implemented a strategic plan to address the contingency for extraordinary demands on liquidity due to the Year 2000 ("Y2K") phenomena. The plan is designed to ensure the adequacy and availability of a variety of sources of liquidity. A primary part of the plan involves securing the availability of the Federal Reserve Bank Discount Borrowings for the subsidiaries of the Company. Also, the Company plans, as much as is reasonably possible, to accumulate cash and near cash assets to meet the potential need of additional liquidity. Additionally, the Company intends to review current correspondent relationships, as well as seek additional relationships to provide diverse sources of liquidity. The Company has also implemented a proactive campaign to allay customer Y2K concerns which complements the Y2K liquidity contingency plan.
         The Company manages interest rate risk to minimize the impact of fluctuating interest rates on earnings. The Company uses simulation techniques which attempt to measure the volatility of changes in the level of interest rates, basic banking interest rate spreads, the shape of the yield curve, and the impact of changing product growth patterns. The primary method of measuring the sensitivity of earnings to changing market interest rates is to simulate expected cash flows using varying assumed interest rates while also adjusting the timing and magnitude of non-contractual deposit repricing to more accurately reflect anticipated pricing behavior. These simulations include adjustments for the lag in prime loan repricing and the spread and volume elasticity of interest-bearing deposit accounts, regular savings, and money market deposit accounts.
         The principal function of interest rate risk management is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates. The Company closely monitors the sensitivity of its assets and liabilities on an ongoing basis and projects the effect of various interest rate changes on its net interest margin. Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or reprice within a designated time-frame. The difference between rate sensitive assets and rate sensitive liabilities for a specified period of time is known as "gap".
         At September 30, 1999, the Company's interest rate sensitivity position, based on static gap analysis, was liability sensitive in the short-term (one year or less) and decreasing in sensitivity for periods over one year and up to five years. Up to one year, the Company is liability sensitive due primarily to increases in funding sources which are short-term, such as the FHLB borrowings and CD specials. Management believes the Company's balance sheet is theoretically insulated from significant increases or decreases in interest rates due to the various variable rate assets and liabilities. Management monitors the asset and liability sensitivity through regular meetings of the Company's ALCO and uses available dynamic data to make appropriate strategic decisions.
         To aid in interest rate management, the Company uses FHLB advances as a lower risk means of matching maturities of earning assets with interest bearing funds to achieve a desired interest rate spread over the life of the earning assets. Additionally, the Company considers the use of certain off-balance sheet instruments such as interest rate caps, floors, and swaps, to further aid interest rate risk management. As shown in the table below, the Company currently has two such off-balance sheet instruments. These instruments, known as interest rate floors, will provide income to the Company should a selected market interest rate decline below a preset level specified in the transaction agreement.
         The intent of this type of instrument is to provide additional income stability to the Company should there be a dramatic decline in interest rate. Off-balance sheet instruments are an important tool for effective interest rate risk management. The Company continuously evaluates the current off-balance sheet positions and the need for additional interest rate management tools. As demonstrated in the past, the Company will use these instruments whenever appropriate.
         In addition to gap analysis, management also analyzes the impact of maturing assets and liabilities relative to the interest rates on those products. The following table provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For loans, investment securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted average interest rates by contractual maturities as well as estimated prepayments of residential mortgages and mortgage-backed securities. For core deposits (non-interest bearing demand deposits, interest-bearing checking accounts, and savings accounts) that have no contractual maturity, the following table presents principal cash flows, and, as applicable, related weighted average interest rates based on the Company's historical experience and statistical analysis. For interest rate floors, the table presents notional amounts (as described in previous sections) and weighted average interest rates by contractual maturity date. A fundamental difference between the following table and traditional "static gap" analysis is that the following table presents the financial instruments based on the date of expected cash flows while a static gap analysis only focuses on the repricing characteristics of the financial instruments.

         The following tables present the various maturities and fair values of the Company's interest-earning assets and interest-bearing liabilities at September 30, 1999, and September 30, 1998:

Principal/Notional Amount Maturities at September 30, 1999:

                                    Maturing   Maturing   Maturing  Maturing   Maturing  Maturing    Total      Fair Value
(Dollars in Thousands)               Within     Within     Within    Within     Within     in                     9/30/99
                                       12       13-24      25-36     37-48      49-60      61+
                                     Months     Months     Months    Months     Months    Months
Rate sensitive assets:
Fixed interest rate loans           $65,232    $49,871    $37,802   $28,011    $19,128   $84,239   $284,283       $287,076
    Average interest rate             9.40%      9.40%      9.33%     9.57%      9.40%     8.68%      9.19%
Variable interest rate loans       $103,727    $21,100    $14,574   $14,723    $14,460  $178,273   $346,857       $346,857
    Average interest rate             9.37%      8.20%      8.24%     8.21%      8.20%     7.91%      8.40%
Total loans                                                                                        $631,140
Fixed interest rate securities      $15,802     $2,149     $3,734    $3,931     $1,240  $285,870   $312,726       $312,726
    Average interest rate             6.07%      5.67%      6.16%     5.59%      5.58%     6.06%      6.05%
Variable interest rate securities    $2,690     $5,271       $584    $3,391     $1,615    $7,157    $20,708        $20,708
    Average interest rate             6.06%      6.23%      5.49%     6.63%      6.45%     6.45%      6.35%
Total securities                                                                                   $333,434
Other interest-earning assets        $1,038                                                          $1,038         $1,038
    Average interest rate             4.35%                                                           4.35%

---------------------------------------------------------------------------------------------------------------------------

Rate sensitive liabilities:
Non-interest bearing checking       $21,777    $12,444     $9,333    $3,111     $8,322   $22,789    $77,776        $77,776
    Average interest rate
Savings                             $14,981     $7,490     $7,490   $11,236     $5,618   $46,816    $93,631        $93,631
    Average interest rate             2.40%      2.40%      2.40%     2.40%      2.40%     2.40%      2.40%
Interest bearing checking           $26,854    $67,241    $26,854    $8,951    $21,931   $71,952   $223,783       $223,783
    Average interest rate             3.48%      4.11%      3.48%     3.48%      3.48%     3.48%      3.67%
Time deposits                      $213,324    $88,906     $7,894    $4,029     $3,909      $775   $318,837       $320,822
    Average interest rate             4.86%      5.43%      5.11%     5.41%      4.81%     4.06%      5.03%
Total deposits                                                                                     $714,027
Fixed interest rate borrowings         $290        $28        $29       $30        $32  $147,796   $148,205       $147,220
    Average interest rate             5.12%      4.06%      4.06%     4.06%      4.06%     4.90%      4.90%
Variable interest rate borrowings   $69,695                                                         $69,695        $69,695
    Average interest rate             4.78%                                                           4.78%
Total borrowings                                                                                   $217,900

---------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative financial instruments:
Interest rate floors purchased      $10,000                                                         $10,000             $2
    Average strike rate               5.25%
    Forward rate                      6.08%
---------------------------------------------------------------------------------------------------------------------------


Principal/Notional Amount Maturities at September 30, 1998:

                                    Maturing   Maturing   Maturing  Maturing   Maturing  Maturing    Total      Fair Value
(Dollars in Thousands)               Within     Within     Within    Within     Within     in                     9/30/98
                                       12       13-24      25-36     37-48      49-60      61+
                                     Months     Months     Months    Months     Months    Months
Rate sensitive assets:
Fixed interest rate loans           $67,817    $44,166    $30,925   $19,914    $12,127   $47,454   $222,403       $226,312
    Average interest rate             9.76%      9.81%      9.60%    10.15%     10.14%     9.48%      9.74%
Variable interest rate loans        $91,176    $35,213    $29,205   $25,444    $22,283  $116,723   $320,044       $320,044
    Average interest rate             9.23%      8.23%      8.24%     8.26%      8.28%     8.30%      8.55%
Total loans                                                                                        $542,447
Fixed interest rate securities      $31,977    $15,189    $15,594   $15,167    $13,808  $121,885   $213,620       $213,620
    Average interest rate             6.01%      6.03%      5.97%     6.01%      6.03%     6.00%      6.00%
Variable interest rate securities    $2,342     $3,753     $3,489    $1,465       $658   $12,028    $23,735        $23,735
    Average interest rate             6.86%      6.41%      6.50%     7.13%      6.94%     7.22%      6.94%
Total securities                                                                                   $237,355
Other interest-bearing assets       $28,975                                                         $28,975        $28,975
    Average interest rate             5.47%                                                           5.47%

---------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
Non-interest bearing checking       $21,510    $12,291     $9,218    $3,073     $8,220   $22,508    $76,820        $76,820
    Average interest rate
Savings                             $16,660     $8,330     $8,330   $12,495     $6,248   $52,065   $104,128       $104,128
    Average interest rate             2.80%      2.80%      2.80%     2.80%      2.80%     2.80%      2.80%
Interest bearing checking           $23,426    $58,840    $23,426    $7,809    $19,131   $62,583   $195,215       $195,215
    Average interest rate             3.42%      4.44%      3.42%     3.42%      3.42%     3.42%      3.73%
Time deposits                      $255,378    $49,226    $16,519    $4,295     $3,964      $991   $330,373       $331,711
    Average interest rate             5.38%      5.48%      5.53%     5.65%      5.32%     4.45%      5.40%
Total deposits                                                                                     $706,536
Fixed interest rate borrowings       $7,017     $3,747     $2,831    $2,929     $1,852   $20,765    $39,141        $39,007
    Average interest rate             5.89%      6.15%      6.03%     6.02%      5.99%     5.38%      5.67%
Variable interest rate borrowings   $36,857                                                         $36,857        $36,857
    Average interest rate             4.81%                                                           4.81%
Total borrowings                                                                                    $75,998

---------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative financial instruments:
Interest rate floors purchased                 $10,000    $10,000                                   $20,000           $170
    Average strike rate                          5.50%      5.25%
    Forward rate                                 5.31%      5.31%
---------------------------------------------------------------------------------------------------------------------------

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

Future Outlook
         Financial data and performance ratios for the quarter and nine months ended September 30, 1999, represent the results of key strategic initiatives implemented in the second quarter of 1999. Issuance of the Trust Preferred Securities, initiation and completion of the Leverage Strategy, and Stock Repurchase Program offered unique opportunities to the Company to capitalize on the Company's financial strength and favorable long-term interest rate market. With these recent strategic actions, management has enhanced key performance indicators, in particular earnings per share and return on stockholders' equity. The Company's future financial results will depend on the timing of stock repurchases and other factors, such as the interest rate environment and loan demand.
         The third quarter of 1999 was the first full quarter of financial results that included the Leverage Strategy and Stock Repurchase Program, and management is pleased with enhancements to operating results and shareholder return. Management continues to refine strategic plans to produce enhanced future financial performance through a combination of external growth and a focus on core competencies. Management continues to challenge its associates to identify critical banking processes and re-engineer services to provide the customer with the highest quality products and services. In addition, management has identified and will continue to analyze key performance indicators which quantitatively measure the relative performance of the Company compared to prior year results.
         In 1999, management initiated multiple programs designed to enhance the sales expertise and relationship building skills of the Company's customer service representatives. These and other investments in customer service enhancements represent the Company's strategic initiatives designed to increase current and potential customer relationships within the Company. Management will continue to invest in sales training and other professional expenses as the Company's sales process evolves.
         In addition to intensified sales and education efforts, in the first quarter of 2000, Peoples Bank will open its third sales facility within a West Virginia Wal*Mart superstore in South Parkersburg. This new office will increase the Company's visibility in its West Virginia markets and give the Company's personal bankers better access to an increased number of shoppers compared to a traditional banking center. The South Parkersburg Wal*Mart will complement the Company's existing full-service banking centers in Wood County, West Virginia, as well as provide additional locations to Peoples Bank's customers in the greater Parkersburg area, particularly through the Vienna Wal*Mart location. Management believes these new sales centers are catalysts for future sales and customer service efforts and a focal point for one-stop financial service centers. Rather than traditional banking offices, the Wal*Mart locations are full-service `electronic' sales centers, with an emphasis on selling products that meet the customers' financial needs combined with electronic transaction capabilities and access to customer accounts. Management is pleased with the early results of the new Wal*Mart offices and is encouraged by the sales momentum generated in these offices.
         In the fourth quarter of 1999, Peoples Bank completed its acquisition of a full-service banking facility in Huntington, West Virginia ("Huntington Banking Center Acquisition") from an unaffiliated financial institution. In the agreement, Peoples Bank assumed approximately $5 million in deposits and $0.5 million in loans. The Huntington office is a natural extension of the Company's presence in this segment of the Ohio River Valley, and management looks forward to continuing the development of this region as it complements the Company's northeastern Kentucky operations. The tri-state markets of southern Ohio, northeastern Kentucky, and western West Virginia offer many growth opportunities, and management looks forward to meeting the financial service needs of the customers in the Huntington, West Virginia - Ashland, Kentucky greater metropolitan area.
         Continuing the Company's emphasis on electronic product delivery, the Company began offering a fully integrated internet banking system ("Internet Banking System") in the third quarter of 1999. The Internet Banking System ("Peoples OnLine Connection") allows customers to perform online transactions, pay bills, view account history, stop payment, open accounts, change address, reorder checks, purchase savings bonds and complete other financial transactions. Peoples OnLine Connection is an on-line service that offers real time transaction capability and portability for the customer. The Company's intends to satisfy customer demand for internet banking in the markets it serves while providing a link to its history of needs-based selling and community-minded service. Peoples OnLine Connection acts as the conduit of financial information for many of the Company's customers in future periods.
         Peoples OnLine Connection is being offered in conjunction with the Company's current PC-based cash management/home banking product that has been used primarily by commercial customers. The Company will continue to strive to meet future customer service challenges through its wide array of delivery channels, using technology and traditional methods in the manner that best fits each customer. Management recognizes the importance of electronic financial services to its customer base and continues to focus efforts designed to enhance this process and allow customers almost unlimited banking products and services at their convenience.
         In addition to operating efficiency, management focuses on increasing future non-interest revenue streams to lessen the Company's dependency on net interest income as the primary driver of future net income. In 1998, net interest income increased as a percentage of total revenues due to the West Virginia Banking Center Acquisition. In future periods, management will focus on methods to enhance earnings potential by optimizing customer relationships through an integrated sales process.
         Integration of the Company's many sales processes, products, and services will be the primary focus for the remainder of 1999. The Company will continue to focus on a marketing program based on establishing brand awareness of the Company in its markets, as well as establishing the "connection" between customers and the many products and services offered by the Company. Peoples OnLine Connection will strengthen the Company's goal to be the leader in the markets it serves.
         Management will continue to research alternative methods of enhancing non-interest income streams, such as electronic banking revenues, low income housing tax credits, and other investments. In addition to traditional banking products, the Company's insurance capabilities are an integral part of future earnings streams. On November 1, 1999, the Company completed its first agency acquisition when one of its insurance subsidiaries, Northwest Territory Property and Casualty Insurance Agency, Inc. ("Northwest Territory Property and Casualty") completed the purchase of Lambert Insurance Agency in a cash transaction. Located in Pomeroy, Ohio, the Lambert Insurance Agency is a full service agency and seller of health, life, property and casualty insurance, and has served the Meigs County area since 1986. Lambert Insurance Agency will retain its name and operate as a division of Northwest Territory Property and Casualty, which provides a complete line of high quality, competitively priced, auto, home, business, life and mortgage protection products to consumers in Ohio and West Virginia.
         Management looks forward to leveraging the financial service offerings of the Lambert Insurance Agency with the Company's existing Meigs County (Ohio) and Mason County (West Virginia) full-service banking offices. The addition of the Lambert Insurance Agency to the Company's current insurance activity is an exciting step in the growth of Northwest Territory Property and Casualty's insurance operation and fits well in the Company's mid-Ohio Valley markets. The acquisition also increased the Company's number of insurance carriers. Increased access to additional carriers provides the opportunity to bring added value to current and future client relationships.
         Mergers and acquisitions remain a viable strategic option for the continued growth of the Company's operations and scope of customer service. Future acquisitions, if they occur, may not be limited to specific geographic location or proximity to current markets. Management will continue to focus its energies on review and research of possible mergers, consolidations, or banking center purchases as a means of acquiring sales centers that complement existing Company locations and sales strategies. Ultimately, acquisitions will depend upon financial service opportunities that complement the Company's core competencies and strategic intent. Management considers mergers and acquisitions to be a viable method of enhancing the Company's earnings potential and will continue to pursue appropriate business opportunities as they develop.
         Management concentrates on several key performance indicators to measure and direct the performance of the Company. While past results are not an indication of future earnings, management believes the Company is poised to capitalize on its recent growth and initiatives to reposition the Company's balance sheet through the combined impact of the issuance of the Trust Preferred Securities, the Leverage Strategy, and Stock Repurchase Program. Management believes that the Company can produce enhanced future performance levels through integrated sales techniques and commitment to the strategic initiatives outlined in this section, which are designed to enhance customer service and increase future shareholder value.

Impact of the Year 2000 Issue
         The Company intends this information to constitute notice under the Year 2000 Information and Readiness Disclosure Act as a "Year 2000 Readiness Disclosure". Many companies across various industries have dedicated efforts to analyze the much-publicized "Year 2000" issue (or "Y2K"), which is the result of computer programs written using two digits rather than four to define the applicable year. Computer programs or hardware which have date-sensitive software or embedded chips may recognize a date of "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, the inability to process transactions or engage in similar normal business activities.
         As discussed further below and based on assessments completed by the Company, portions of the Company's software and hardware systems have been modified, updated, or replaced so that those systems will properly utilize dates beyond December 31, 1999. Management believes its assessment and resulting remediation measures have mitigated the Y2K issue and ensured Y2K compliance in regards to mission-critical applications, including customer service related hardware and software systems.
         Management has implemented plans to address Y2K issues and the impact to the Company's business, operations, and relationships with customers, suppliers, and other third parties. The Company primarily relies on third party vendors for all critical processing systems software. Based on management's assessments, the Company replaced certain portions of its software and worked with software vendors so that those systems would properly utilize dates beyond December 31, 1999. Management presently believes with these recent modifications, the Y2K issue will be mitigated. Since the Company offers fiduciary services, management has conducted a review of these services to identify potential liabilities. Management continues to take appropriate action to manage identified exposure in order to fulfill its responsibilities to fiduciary clients and to observe the standards of prudence set forth in applicable laws and regulations.
         Management has addressed the Y2K issue in five phases as follows: awareness, assessment, renovation, validation, and implementation. The Company has completed its assessment of all material systems which could be affected by the Y2K issue and addressed the extent to which its operations are vulnerable should its software fail to be Y2K compliant. The completed assessment indicates most of the Company's significant information technology systems could be affected. Banking regulators have issued guidelines and deadlines detailing what they expect financial institutions to do in order to ensure Y2K preparedness. The Company is following these guidelines and has met all deadlines defined by banking regulators. The Company intends to meet requirements of any additional guidance issued by banking regulators.
         The Company's assessment process included IT and non-IT systems. The IT systems identified included personal computers, mainframes, local area networks and servers, wide area network, automated teller machines ("ATM's"), printers, copy machines, facsimile machines, telephones, and the operating systems and softwares for these systems. Based on the results of its assessment process, management considers these IT systems to be compliant with Y2K. Non-IT systems identified included heating, air conditioning, vault controls, alarm systems, surveillance systems, and postage meters. Contact has been made with all outside servicers and major vendors to determine their individual levels of Y2K compliance. Based on vendor responses and/or certification of Y2K compliance, the Company has determined that it should not be significantly impacted by Y2K in respect of these systems.
         The following chart shows the progression of the Company's Y2K compliance efforts relative to IT systems:

                  Nov. 13, Dec. 31, Feb. 12, Mar. 31, May 10, June 30,
 PHASE               1998    1998     1999     1999    1999     1999
---------------- --------- -------- -------- -------- ------- -------- ---------
  Awareness          100%    ---       ---      ---     ---      ---    complete
  Assessment         100%    ---       ---      ---     ---      ---    complete
  Renovation          80%    80%      100%      ---     ---      ---    complete
  Validation          20%    70%       75%      80%     90%     100%    complete
  Implementation      20%    70%       75%      80%     90%     100%    complete

         Management estimates that half of its potential Y2K issues originate in the Company's core banking system (software provided by a third-party vendor), which supports approximately 50% of the Company's information processing. This single system software provides accounting for the Company, as well as loan and deposit products. This core banking system has been certified as Y2K compliant by the vendor and the Information Technology Association of America. This software has essentially been Y2K compliant for several years (it was designed with a four-digit year field) and supports calculations beyond the year 2000. The Company has completed 100% of its due diligence review of the proxy testing of the core banking system. Additionally, the Company has conducted testing in its own environment and has validated the proxy tests. The Company has also successfully tested all its mission critical interfaces into its core banking system.
         The Company has replaced the central processing unit (hardware) that supports the accounting system for Investment and Trust. The Company has also upgraded the accounting system software, which has been certified compliant by its vendor. These replacements and upgrades enabled the Company to test the software and the related network and computer hardware, in its own environment. This testing has been completed and management believes the results were successful.
         The ATM network software has also been certified compliant by its vendor and has been tested in the Company's operational environment. The remaining mission critical IT system, the Company's document processing and retrieval system, was fully validated and implemented during the second quarter of 1999, as planned.
         Also as planned, management replaced the Company's internal operating systems (on existing hardware) during the second half of 1998. The internal operating system for the mainframe computer has been successfully tested and proven to be Y2K compliant. The Company has also completed the renovation phase for all internally developed software applications. Management does not consider internal software systems to be significant to the overall operations of the Company. All mission critical applications that were not Y2K compliant have been upgraded and all reprogramming of internal software was completed in 1998.
         The Company completed 100% of its testing in the third quarter of 1999 and has implemented all of the renovated systems that have been tested. Throughout the remainder of 1999, the Company will continue to update hardware and software in conjunction with its normal business plan. All systems will be tested for Y2K compliance prior to the integration into the Company's network.
         The Company has also developed contingency plans for all mission-critical systems, which it will implement in the event any of these systems fail to function properly. The Company has completed the four phases of business resumption contingency planning process, as outlined by the banking regulators, which include the following: establishing organizational planning guidelines, completing a business impact analysis, developing the business resumption contingency plan, and designing a method of validation so that the business resumption contingency plan can be tested for viability. Contingency plans for both information technology systems ("IT") and non-information technology systems ("non-IT") include a combination of manual processes and utilization of systems (which have already been Y2K validated and implemented) that are completely independent from the Company's core information systems.
         The Company continues to assess the credit, liquidity and counterparty trading risks which may be posed by customers who encounter Y2K related problems. These problems may result from the failure of a customer to properly remediate its own systems and from Y2K problems that are not addressed by the customer's suppliers and clients. The Company has amended credit policies to include an assessment of Year 2000-related risks for material new customers. The initial assessment of customer-related risks for material customers has been completed and management does not anticipate material losses or a significant negative impact to the Company's future results of operations or financial position. The Company will continue to monitor these risks.
         The Company has queried, through written and verbal communication, its important suppliers (such as utility companies) which have no system interface. To date, the Company is not aware of any problems which would materially impact operations, although the Company has no means of ensuring that these organizations will be Y2K ready. The inability of these parties to complete their Y2K resolution processes could materially impact the Company, as well as other businesses and consumers.
         The Company expenses Y2K project costs as incurred. The total out-of-pocket cost of the Y2K compliance project is not expected to be greater than $200,000 and, therefore, is immaterial to the Company's results of operations and financial position. As of November 8, 1999, management estimates that 92% of the Company's costs have been incurred. Included in the cost estimate is internal human resource expense which is estimated to approximate between $100,000 to $150,000. Although actual out-of-pocket expenses have been less than anticipated, management has increased the amount of internal human resource expected to be consumed by this project, offsetting the costs saved relative to purchases of hardware, software, and/or consulting fees. Management anticipates the unused portion of the budget will be consumed by ongoing customer contacts to further determine risks related to users and providers of funds, as well as other customer communication programs, additional internal audit testing of the Company's Y2K efforts, further enhancement of contingency plans, and continued project management. The Company has no pending material legal proceedings related to Y2K.
         Due to the positive progress of the Company relative to remediation of the Y2K issue, management has continued the Company's comprehensive marketing program designed to communicate to its customers the Company's preparedness regarding Y2K. Throughout the remainder of 1999, the Company plans to increase its efforts to communicate its Y2K readiness in the market areas it serves.
         The foregoing discussion of the Company's plans to address the Y2K issues contains forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995 and is based on management's best estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors which might cause such material differences include, but are not limited to, the availability and cost of personnel trained in the specialized area of Y2K compliance, the ability of vendors to deliver Y2K compliant software as planned, the ability to locate and correct all relevant computer codes, and similar uncertainties.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 The statements in this Form 10-Q which are not historical fact are forward looking statements that involve risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of technological changes, the effect of third party or Company failures to achieve timely remediation of Year 2000 issues, the effect of economic conditions, the impact of competitive products and pricing, and other risks detailed in the Company's Securities and Exchange Commission filings. Although we believe that the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management's knowledge of the Company's business and operations, it is possible that actual results may differ materially from these projections.



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


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
     CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                For the Three Months Ended September 30,        For the Nine Months Ended September 30,
                                      1999                    1998                    1999                   1998
                                Average   Yield/      Average     Yield/       Average    Yield/      Average    Yield/
                                Balance    Rate       Balance      Rate        Balance     Rate       Balance     Rate

ASSETS
Securities:
  Taxable                    $   295,930    6.28%  $   186,057       6.23%   $  245,412     6.31%  $   180,290     6.45%
  Tax-exempt                      50,209    7.80%       37,922       7.68%       47,023     7.49%       32,007     7.82%
-------------------------------------------------------------------------------------------------------------------------
    Total                        346,139    6.74%      223,979       6.48%      292,435     6.35%      212,297     6.65%
Loans:
  Commercial                     253,948    8.69%      187,473       9.20%      240,151     8.66%      181,120     9.35%
  Real estate                    244,666    8.20%      234,532       8.60%      238,716     8.30%      233,305     8.66%
  Consumer                       114,692   10.50%      111,764      10.45%      111,806    10.41%      111,716    10.49%
-------------------------------------------------------------------------------------------------------------------------
    Total loans                  613,306    8.83%      533,769       9.20%      590,673     8.84%      526,141     9.29%
Less: Allowance for loan
      loss                       (10,285)               (9,333)                 (10,008)                (9,019)
-------------------------------------------------------------------------------------------------------------------------
    Net loans                    603,021    8.98%      524,436       9.36%      580,665     8.99%      517,122     9.45%
Interest-bearing deposits          1,854    4.19%        2,070       4.89%        4,140     4.19%        4,332     5.87%
Federal funds sold                   580    4.93%       43,648       5.55%        6,463     4.78%       18,891     5.55%
-------------------------------------------------------------------------------------------------------------------------
    Total earning assets         951,594    8.16%      794,133       8.33%      883,703     8.12%      752,642     8.54%
Other assets                      82,990                74,939                   77,131                 63,216
-------------------------------------------------------------------------------------------------------------------------
       Total assets          $ 1,034,584           $   869,072               $  960,834            $   815,858
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                    $    95,434    2.39%  $   105,496       2.84%   $   97,383     2.40%  $    96,248     2.96%
  Interest-bearing
    demand deposits              217,405    3.53%      192,784       3.63%      212,029     3.48%      157,349     3.60%
  Time                           309,904    4.90%      328,917       5.29%      317,041     5.00%      317,132     5.41%
-------------------------------------------------------------------------------------------------------------------------
    Total                        622,743    4.04%      627,197       4.37%      626,453     4.08%      570,729     4.58%
Borrowed funds:
  Short-term                      69,449    4.81%       34,436       4.79%       46,834     4.54%       48,700     5.11%
  Long-term                      150,347    4.97%       41,506       5.79%      102,583     4.86%       38,603     5.89%
-------------------------------------------------------------------------------------------------------------------------
    Total                        219,796    4.92%       75,942       5.34%      149,417     4.76%       87,303     5.45%
    Total interest
        bearing liabilities      842,539    4.27%      703,139       4.47%      775,870     4.21%      658,032     4.63%
Non-interest bearing deposits     78,663                75,187                   77,524                 67,764
Other liabilities and
    minority interests            36,618                 7,641                   24,394                  8,798
-------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
       minority interests        957,820               785,967                  877,788                734,594
Stockholders' equity              76,764                83,105                   83,046                 81,264
-------------------------------------------------------------------------------------------------------------------------
       Total liabilities,
       minority interests
       and equity            $ 1,034,584           $   869,072               $  960,834            $   815,858
-------------------------------------------------------------------------------------------------------------------------

Interest income to earning assets           8.16%                    8.33%                  8.12%                  8.54%
Interest expense to earning assets          3.78%                    3.96%                  3.70%                  4.04%
-------------------------------------------------------------------------------------------------------------------------
         Net interest margin                4.38%                    4.37%                  4.42%                  4.50%
-------------------------------------------------------------------------------------------------------------------------

Interest income and yields presented on a fully tax-equivalent basis using a 35% tax rate.


                                     PART II

ITEM 1:  Legal Proceedings.
         None.


ITEM 2:  Changes in Securities and Use of Proceeds.
         None.


ITEM 3:  Defaults upon Senior Securities.
         None.


ITEM 4:  Submission of Matters to a Vote of Security Holders.
         None.


ITEM 5:  Other Information.
         Effective as of September 23, 1999, the holders of all $30 million aggregate liquidation amount of the Series A 8.62% Capital Securities (the "Original Capital Securities") issued by PEBO Capital Trust I (the "Trust") on April 20, 1999, had tendered their Original Capital Securities for exchange and were issued in exchange $30 million aggregate liquidation amount of the Series B 8.62% Capital Securities (the "Exchange Capital Securities") of the Trust.
         Contemporaneously, Peoples Bancorp Inc. exchanged its guarantee (the "Exchange Guarantee") of the obligations of the Trust under the Exchange Capital Securities for a similar guarantee (the "Original Guarantee") of the obligations of the Trust under the Original Capital Securities. Peoples Bancorp Inc. also exchanged $30 million aggregate principal amount of its Series B 8.62% Junior Subordinated Deferrable Interest Debentures due May 1, 2029 (the "Exchange Debentures"), for a like aggregate principal amount of its Series A 8.62% Junior Subordinated Deferrable Interest Debentures due May 1, 2029 (the "Original Debentures") which had been held by the Trust. The Exchange Capital Securities, the Exchange Guarantee and the Exchange Debentures are registered under the Securities Act of 1933. The Original Capital Securities, the Original Guarantee and the Original Debentures were not registered under the Securities Act of 1933.


ITEM 6:  Exhibits and Reports on Form 8-K.
         a)  Exhibits:

                                  EXHIBIT INDEX

  Exhibit
  Number      Description                          Exhibit Location
------------  -----------------------------------  -----------------------------

     11       Computation of Earnings Per Share.   *

     27       Financial Data Schedule.             EDGAR electronic filing only.


* Filed herewith.



ITEM 6:  Exhibits and Reports on Form 8-K (continued).

     b) Reports on Form 8-K: The Company filed the following reports on Form 8-K during the three months ended September 30, 1999:

              1) Filed July 1, 1999 - News release announcing the Company's opening of a sales center by subsidiary The Peoples Banking and Trust Company's in a Wal*Mart superstore located in Vienna, West Virginia.

              2) Filed July 19, 1999 - News release announcing the Company's earnings for the second quarter ended June 30, 1999.

              3) Filed July 27, 1999 - Sample report filed to test Y2K readiness.

              4) Filed August 16, 1999 - News release announcing the declaration of a $0.14 per share quarterly dividend by the Board of Directors of the Company.

              5) Filed September 17, 1999 - News release announcing the consummation of an agreement by subsidiary The Peoples Banking and Trust Company to acquire a full-service banking facility in Huntington, West Virginia.

              6) Filed September 20, 1999 - News release announcing plans by subsidiary The Peoples Banking and Trust Company to introduce Peoples OnLine Connection, and internet-based electronic banking system.



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     PEOPLES BANCORP INC.



Date:  November 15, 1999             By:/s/ ROBERT E. EVANS
                                        Robert E. Evans
                      President and Chief Executive Officer



Date:  November 15, 1999             By:/s/ JOHN W. CONLON
                                        John W. Conlon
                                        Chief Financial Officer




                                EXHIBIT INDEX

               PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                       FOR PERIOD ENDED SEPTEMBER 30, 1999

  Exhibit
  Number      Description                          Exhibit Location
------------  -----------------------------------  -----------------------------

     11       Computation of Earnings Per Share.   *

     27       Financial Data Schedule.             EDGAR electronic filing only.

* Filed herewith.