Form 10-K
period 1999-12-31
PEOPLES BANCORP INC
filed 2000-03-20
CIK 318300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
(Mark One)
  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                       OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

                         Commission file number 0-16772

                              PEOPLES BANCORP INC.
       -------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                      Ohio
        ---------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   31-0987416
                 ----------------------------------------------
                      (I.R.S. Employer Identification No.)



                138 Putnam Street, P. O. Box 738, Marietta, Ohio
        ---------------------------------------------------------------
                    (Address of principal executive offices)


                                      45750
                           ---------------------------
                                   (Zip Code)


Registrant's telephone number, including area code: (740) 373-3155
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:    None
                                                             ---------

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Shares, No Par Value (6,554,546
                        outstanding at February 28, 2000)
                 ----------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the closing price of the Common Shares of the Registrant on The NASDAQ National Market as of February 28, 2000, the aggregate market value of the Common Shares of the Registrant held by nonaffiliates on that date was $92,184,777. For this purpose, certain executive officers and directors are considered affiliates.

Documents Incorporated by Reference:
Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting to be held April 13, 2000, are incorporated by reference into Part III of this Annual Report on Form 10-K.


                                TABLE OF CONTENTS
                                -----------------

PART I                                                                  Page
------                                                                  ----

Item 1.  Business                                                         3

Item 2.  Properties                                                      13

Item 3.  Legal Proceedings                                               13

Item 4.  Submission of Matters to a Vote of
         Security Holders                                                13

PART II
-------

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters                                 14

Item 6.  Selected Financial Data                                         15

Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                16

Item 7A. Quantitative and Qualitative Disclosures
         about Market Risk                                               33

Item 8.  Financial Statements and Supplementary Data                     33

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                          33

PART III
--------

Item 10. Directors and Executive Officers of the Registrant              56

Item 11. Executive Compensation                                          56

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                  57

Item 13. Certain Relationships and Related Transactions                  57

PART IV
-------

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                     58

Signatures                                                               59

Exhibit Index                                                            60


                                     PART I
                                     ------

ITEM 1. BUSINESS.
-----------------

Introduction

Peoples Bancorp Inc. ("Peoples") was organized as a bank holding company in 1980. At December 31, 1999, Peoples' wholly-owned subsidiaries included The Peoples Banking and Trust Company, The First National Bank of Southeastern Ohio, Peoples Bank FSB and The Northwest Territory Life Insurance Company. First National Bank also owns two insurance agency subsidiaries.

On January 14, 2000, Peoples announced plans to consolidate its three banking subsidiaries, The Peoples Banking and Trust Company, First National Bank and Peoples Bank FSB, into a single national bank named "Peoples Bank, National Association" and operate under the trade name "Peoples Bank." The consolidation, expected to be completed March 10, 2000, will enhance customer service through increased product offerings, consistent product and service delivery and access to all of the organization's financial service centers. The actual consolidation is contingent upon regulatory approval and other conditions. While the consolidation is expected to provide some enhancement to future shareholder return via added operating efficiencies, the primary focus is on customer retention and market share growth by providing improved product and service convenience and availability. The following discussion assumes the consolidation will be completed with Peoples Bank as the only banking subsidiary of Peoples.

Peoples operates 38 sales offices in the states of Ohio, West Virginia and Kentucky. At December 31, 1999, Peoples had total assets of $1.1 billion, total loans of $659.8 million, total deposits of $728.2 million, and total stockholders' equity of $72.9 million. At December 31, 1999, The Peoples Bank and Trust Company held approximately $560 million of trust assets (market value). For the year ended December 31, 1999, Peoples' return on average assets was 1.09% and return on average stockholders' equity was 13.27%.

Peoples provides an array of financial products and services to its customers, including checking accounts; NOW and Super NOW accounts; money market deposit accounts; savings accounts; time certificates of deposit; commercial, installment, and commercial and residential real estate mortgage loans; credit and debit cards; lease financing; corporate and personal trust services; and safe deposit rental facilities. Peoples also sells travelers checks, money orders and cashier's checks. Services are provided through ordinary walk-in offices, automated teller machines ("ATMs"), automobile drive-in facilities called "Motor Banks," banking by phone, computer banking, and internet-based banking. The insurance agencies offer a complete line of property and casualty products. In addition, a full line of investment products are offered through an unaffiliated registered broker dealer.

At December 31, 1999, Peoples had 385 full-time equivalent employees (including 28 full-time equivalent employees at the parent company level). The principal executive office of Peoples is located at 138 Putnam Street, Marietta, Ohio 45750, and its telephone number is (740) 373-3155. Peoples' internet web site is www.peoplesbancorp.com.

Over the past several years, Peoples has experienced significant growth in assets and stockholders' equity, primarily through acquisitions as well as purchases of full-service banking centers and associated assets and liabilities. For the five-year period ended December 31, 1999, Peoples' assets grew at a 14.6% compound annual growth rate, while stockholders' equity grew at a compound annual growth rate of 7.2%. Peoples' has also had a history of consistent earnings growth, as earnings per share grew at a compound rate of 10.0% for the five-year period ended December 31, 1999. Over that same period, Peoples' annual return on average assets and stockholders' equity averaged 1.20% and 13.30%, respectively.

Peoples routinely explores opportunities for additional growth and expansion of its core financial service businesses, including the acquisition of companies engaged in similar activities. Management also focuses on internal growth as a method for reaching performance goals and reviews key performance indicators on a regular basis to measure Peoples' success. There can be no assurance, however, that Peoples will be able to grow, or if it does, that any such growth or expansions will result in an increase in Peoples' earnings, dividends, book value or the market value of its common shares.

Recent Acquisitions and Additions
---------------------------------
From April 1999 to January 2000, The Peoples Banking and Trust Company opened three new banking offices located within Wal-Mart superstores. The first office was opened on April 1, 1999, within the Wal-Mart superstore located at 1142 South Bridge, New Martinsville, West Virginia. The second office was opened on July 1, 1999, within the Wal-Mart superstore located at 701 Grand Central Avenue, Vienna, West Virginia. The third office was opened January 26, 2000, within a newly constructed Wal-Mart superstore located at 2900 Pike Street, Parkersburg, West Virginia. Each of the new offices is a full-service sales office and offers ATM access.

Effective at the close of business on October 29, 1999, The Peoples Banking and Trust Company completed the purchase of a full-service banking facility in Huntington, West Virginia, from an unaffiliated financial institution. In the transaction, The Peoples Banking and Trust Company assumed approximately $5 million in deposits and purchased $0.5 million in loans. The office, located at 1126 20th Street in the Southeast Hills region of Huntington, provides services through ordinary walk-in offices and a Motor Bank.

On November 16, 1999, The Peoples Banking and Trust Company opened a loan production office at 117 W. Main Street, Lancaster, Ohio to serve the commercial credit needs of Fairfield County and particularly the Lancaster area. In the next year, management plans to expand the office's service offerings to include investment and insurance products.

Customers and Markets
---------------------
Peoples' service area has a diverse economic structure. Principal industries in the area include metals, plastics and petrochemical manufacturing; oil, gas and coal production; and related support industries. In addition, tourism, education and other service-related industries are important and growing industries. Consequently, Peoples is not dependent upon any one industry segment for its business opportunities.

Peoples originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (including loans to individuals, credit card loans, and indirect loans). In general, Peoples retains most of its originated loans and, therefore, secondary market activity has been minimal. Loans are spread over a broad range of industrial classifications. Management believes that it has no significant concentrations of loans to borrowers engaged in the same or similar industries and it has no loans to foreign entities. The lending market areas served are primarily concentrated in southeastern Ohio and neighboring areas of Kentucky and West Virginia. In addition, loan production offices in central Ohio provide opportunities to serve customers in that economic region.

Legal Lending Limit
-------------------
At December 31, 1999, none of Peoples' subsidiaries had extended credit to any one borrower in excess of its respective legal lending limit (approximately $11.2 million, $1.3 million and $1.4 million for The Peoples Banking and Trust Company, First National and Peoples Bank FSB, respectively) at the time the loan was closed. Following the March 10, 2000, consolidation of Peoples' three banking subsidiaries, Peoples Bank will have a legal lending limit of approximately $14 million.

Commercial Loans
----------------
At December 31, 1999, Peoples had outstanding approximately $272.2 million in commercial loans (including commercial, financial and agricultural loans), representing approximately 41.2% of the total aggregate loan portfolio as of that date.

Lending Practices. Commercial lending entails significant additional risks as compared with consumer lending (i.e., single-family residential mortgage lending, installment lending, credit card loans and indirect lending). In addition, the payment experience on commercial loans typically depends on adequate cash flow of a business and thus may be subject, to a greater extent, to adverse conditions in the general economy or in a specific industry. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of repayment and the risk involved. Approval from board of directors is required for loans to borrowers whose aggregate total debt, including the principal amount of the proposed loan, exceeds $3 million. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. In addition, collateral is reviewed to determine its value in relation to the loan.

Peoples periodically evaluates all new commercial loans greater in amount than $250,000 and on an annual basis, all loans greater in amount than $500,000. If deterioration has occurred, Peoples takes effective and prompt action designed to assure repayment of the loan. Upon detection of the reduced ability of a borrower to meet cash flow obligations, the loan is considered an impaired loan and reviewed for possible downgrading or placement on non-accrual status.

Consumer Loans
--------------
At December 31, 1999, Peoples had outstanding consumer loans (including indirect loans and credit cards) in an aggregate amount of approximately $121.1 million or approximately 18.4% of the aggregate total loan portfolio.

Lending Practices. Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower's continued financial stability, and thus are more likely to be adversely affected by employment loss, personal bankruptcy, or adverse economic conditions. Credit approval for consumer loans requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of Peoples to review its consumer loan portfolio monthly and to charge off loans that do not meet its standards and to adhere strictly to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring performance in this area and for advising and updating loan personnel.

Peoples makes credit life insurance and health and accident insurance available to all qualified buyers, thus reducing risk of loss when a borrower's income is terminated or interrupted. Peoples also offers its customers credit card access through its consumer lending department.

Real Estate Loans
-----------------
At December 31, 1999, Peoples had approximately $266.5 million ($230.2 million, $22.2 million, and $14.1 million, respectively) of residential real estate loans, home equity lines of credit and construction mortgages outstanding, representing 40.4% of total loans outstanding.

Lending Practices. Peoples requires that the residential real estate loan amount be no more than 90% of the purchase price or the appraisal value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 90%. On occasion, Peoples may lend up to 100% of the appraised value of the real estate. The risk conditions of these loans are considered during underwriting for the purposes of establishing an interest rate compatible with the risks inherent in mortgage lending and based on the equity of the home. Loans made in this lending category are generally one to five year adjustable rate, fully amortized mortgages. Peoples also generates fixed rate real estate loans and generally retains these loans. All real estate loans are secured by first mortgages with evidence of title in favor of Peoples in the form of an attorney's opinion of the title or a title insurance policy. Peoples also requires proof of hazard insurance with Peoples named as the mortgagee and as the loss payee. Licensed appraisals are required in the case of loans in excess of $250,000.

Home Equity Loans. Home equity lines of credit are generally made as second mortgages by Peoples. The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage. Peoples will lend up to 100% of the appraised value to the property at higher interest rates which are considered compatible with the additional risk assumed in these types of equilines. The home equity lines of credit are written with ten-year terms, but are subject to review upon request for renewal. For the past two years, Peoples has generally charged a fixed rate on home equity loans for the first five years. At the end of the five-year period, the equiline reverts to a variable interest rate product.

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, Peoples may be required to advance funds beyond the amount originally committed to permit completion of the project.

Competition
-----------
Peoples experiences significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms and pension funds. The primary factors in competing for loans are interest rate and overall lending services. Competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions as well as from insurance companies and brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience of office location and overall financial condition. Peoples believes that its size provides flexibility, which enables the company to offer an array of banking products and services. Peoples' financial condition also contributes to a favorable competitive position in the markets it serves.

Peoples primarily focuses on non-major metropolitan markets in which to provide products and services. Management believes Peoples has developed a niche and certain level of expertise in serving these communities.

Peoples historically has operated under a "needs-based" selling approach that management believes has proven successful in serving the financial needs of many customers. Management anticipates that in future periods, Peoples will increase its investment in sales training and education to assist in the development of Peoples' associates and their identification of customer service opportunities.

It is not Peoples' strategy to compete solely on the basis of interest rate. Management believes that a focus on customer relationships and incentives that promote customers continued use of Peoples' financial products and services will lead to enhanced revenue opportunities. Management believes the integration of traditional financial products with the recent entry into insurance product offerings will lead to enhanced revenues through complementary product offerings that satisfy customer demands for high quality, "one-stop shopping."

Supervision and Regulation
--------------------------
The following is a summary of certain statutes and regulations affecting Peoples and its subsidiaries and is qualified in its entirety by reference to such statutes and regulations:

General
-------
Bank Holding Company. Peoples is a bank holding company under the Bank Holding Company Act of 1956, which restricts the activities of Peoples and the acquisition by Peoples of voting stock or assets of any bank, savings association or other company. Peoples is also subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. Peoples' subsidiary bank, Peoples Bank, is subject to restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to Peoples or its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of Peoples and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to Peoples and other subsidiaries. Peoples is prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board. Peoples and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by Peoples or its subsidiaries.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999) which will, effective March 11, 2000, permit bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. Also effective March 11, 2000, no regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Financial Services Modernization Act defines "financial in nature" to include: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating. The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on Peoples in particular has yet to be determined due to the fact that the Financial Services Modernization Act was only recently adopted.

Banking Subsidiaries. Peoples Bank will be chartered as a national bank under the National Bank Act and will be regulated by the Office of the Comptroller of the Currency. Peoples Bank will continue to provide FDIC insurance on its deposits and will be a member of the Federal Home Loan Bank of Cincinnati.

Federal Deposit Insurance Corporation
-------------------------------------
The FDIC insures the deposits of Peoples Bank which is subject to the applicable provisions of the Federal Deposit Insurance Act. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the bank's regulatory agency.

Federal Home Loan Bank
----------------------
The FHLBs provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, Peoples Bank must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of its respective residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB.

Capital Requirements
--------------------
Federal Reserve Board. The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines include both a definition of capital and a framework for calculating weighted-risk assets by assigning assets and off-balance sheet items to broad risk categories. For further discussion regarding Peoples' risk-based capital requirements, see
Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Office of the Comptroller of Currency. National bank subsidiaries, such as Peoples Bank, are subject to similar capital requirements adopted by the Comptroller of the Currency.

Limits on Dividends
-------------------
Peoples' ability to obtain funds for the payment of dividends and for other cash requirements largely depends on the amount of dividends declared by Peoples Bank and Peoples' other subsidiaries. However, the Federal Reserve Board expects Peoples to serve as a source of strength to Peoples Bank. The Federal Reserve Board may require Peoples to retain capital for further investment in Peoples Bank, rather than pay dividends to its shareholders. Peoples Bank may not pay dividends to Peoples if, after paying those dividends, Peoples Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Peoples Bank must have the approval from the Office of the Comptroller of Currency if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net earnings and the retained earnings for the preceding two years, less required transfers to surplus. These provisions could limit Peoples' ability to pay dividends on its outstanding common shares. For further discussion regarding the payment of dividends by Peoples, see Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Federal and State Laws
----------------------
Peoples Bank is subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of a bank to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent a bank lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas.

Monetary Policy and Economic Conditions
The business of financial institutions is affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies, including the Federal Reserve Board. The Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions primarily through open market operations in U.S. Government securities, changes in the discount rate on bank borrowings, and changes in the reserve requirements against depository institutions' deposits. These policies and regulations significantly affect the overall growth and distribution of loans, investments and deposits, and the interest rates charged on loans, as well as the interest rates paid on deposits and accounts.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the money markets and the activities of monetary and fiscal authorities, Peoples can make no definitive predictions as to future changes in interest rates, credit availability or deposit levels.

Effect of Environmental Regulation
Peoples' primary exposure to environmental risk is through its lending activities. In cases when management believes environmental risk potentially exists, Peoples mitigates its environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.

In regards to residential real estate lending, management reviews those loans with inherent environmental risk on an individual basis and makes decisions based on the dollar amount of the loan and the materiality of the specific credit.

Peoples anticipates no material effect on capital expenditures, earnings or the competitive position of itself or any subsidiary as a result of compliance with federal, state or local environmental protection laws or regulations.

Statistical Financial Information Regarding Peoples
The following listing of statistical financial information provides comparative data for Peoples over the past three and five years, as appropriate. These tables should be read in conjunction with Item 7 of this Form 10-K ("Management's Discussion and Analysis of Financial Condition and Results of Operation") and the Consolidated Financial Statements of Peoples and its subsidiaries found at pages 34 through 54 of this Form 10-K.

Average Balances and Analysis of Net Interest Income:

(Dollars in Thousands)                1999                           1998                          1997

                                              Average                        Average                        Average
                           Average   Income/   Yield/    Average    Income/   Yield/     Average   Income/   Yield/
                           Balance   Expense    Rate     Balance    Expense   Rate       Balance   Expense    Rate
                         -------------------------------------------------------------------------------------------
Securities (1):
Taxable                  $  258,924 $ 16,600    6.41%  $  183,372  $11,671    6.36%   $  126,632 $  8,636    6.82%
Nontaxable (2)               43,805    3,287    7.50%      34,653    2,677    7.72%       22,271    1,819    8.17%
                         ---------- --------   ------  ----------  -------  -------   ---------- --------   ------
     Total                  302,729   19,887    6.57%     218,025   14,348    6.58%      148,903   10,455    7.02%
                         ---------- --------   ------  ----------  -------  -------   ---------- --------   ------
Loans (3) (4):
Commercial                  247,141   21,515    8.71%     186,746   17,156    9.19%      145,971   13,939    9.55%
Real estate                 242,899   20,052    8.26%     234,141   20,176    8.62%      209,330   17,863    8.53%
Consumer                    113,635   11,766   10.35%     111,824   11,684   10.45%      112,928   11,739   10.40%
Valuation reserve           (10,121)                       (9,134)                        (7,521)
                         ---------- --------   ------  ----------  -------  -------   ---------- --------   ------
     Total                  593,554   53,333    8.83%     523,577   49,016    9.20%      460,708   43,541    9.30%
                         ---------- --------   ------  ----------  -------  -------  ----------- --------   ------
Short-term Investments:
Interest-bearing deposits     3,390      143    4.22%       3,967      222    5.60%        1,713       93    5.41%
Federal funds sold            5,074      244    4.81%      20,671    1,104    5.34%        7,915      437    5.52%
                         ---------- --------   ------  ----------  -------  -------   ---------- --------   ------
Total                         8,464      387    4.57%      24,638    1,326    5.38%        9,628      530    5.50%
                         ---------- --------   ------  ----------  -------  -------   ---------- --------   ------
     Total earning assets   904,747   73,607    8.14%     766,240   64,690    8.45%      619,239   54,526    8.81%
Other assets                 80,496                        65,056                         48,260
                         ----------                    ----------                     ----------
     Total assets        $  985,243                    $  831,296                     $  667,499
                         ----------                    ----------                     ----------
Deposits:
Savings                  $   95,606 $  2,290    2.40%  $   97,262  $ 2,764    2.84%   $   83,342 $  2,552    3.06%
Interest-bearing demand     213,342    7,560    3.54%     168,035    6,002    3.57%      126,462    4,372    3.46%
Time                        321,460   16,106    5.01%     321,920   17,284    5.37%      277,559   15,358    5.53%
                         ---------- --------   ------  ----------  -------  -------   ---------- --------   ------
     Total                  630,408   25,956    4.12%     587,217   26,050    4.44%      487,363   22,282    4.57%
                         ---------- --------   ------  ----------  -------  -------   ---------- --------   ------
Borrowed Funds:
Short-term                   54,394    2,655    4.88%      44,959    2,241    4.98%       22,463    1,023    4.55%
Long-term                   114,388    5,647    4.94%      38,885    2,205    5.67%       30,495    1,911    6.27%
                         ---------- --------   ------  ----------  -------  -------   ---------- --------   ------
     Total                  168,782    8,302    4.92%      83,844    4,446    5.30%       52,958    2,934    5.54%
                         ---------- --------   ------  ----------  -------  -------   ---------- --------   ------
Total interest-
     bearing liabilities    799,190   34,258    4.29%     671,061   30,496    4.54%      540,321   25,216    4.67%
                         ---------- --------   ------  ----------  -------  -------   ---------- --------   ------
Noninterest-bearing
     demand deposits         78,799                        70,064                         59,860
Other liabilities            26,474                         7,904                          7,248
                         ----------                    ----------                     ----------
     Total liabilities      904,463                       749,029                        607,429
     Stockholders' equity    80,780                        82,267                         60,070
                         ----------                    ----------                     ----------
     Total liabilities
     and stockholders'
     equity              $  985,243                    $  831,296                     $  667,499
                         ----------                    ----------                     ----------
Interest rate spread                $ 39,349    3.85%              $34,194    3.91%              $ 29,310    4.14%
                                    --------   ------              -------  -------              --------  -------
Interest income/earning assets                  8.14%                         8.45%                          8.81%
Interest expense/earning assets                 3.79%                         3.98%                          4.07%
                                               ------                       -------                        -------
Net yield on earning assets (net
interest margin)                                4.35%                         4.47%                          4.74%
                                               ------                       -------                        -------

(1) Average balances of investment securities based on carrying value.
(2) Computed on a fully tax equivalent basis using a tax rate of 35%. Interest income was increased by $1,261, $1,046 and $690 for 1999, 1998, and 1997,
    respectively.
(3) Nonaccrual and impaired loans are included in the average balances listed. Related interest income on nonaccrual loans prior to the loan being put on nonaccrual is included in loan interest income.
(4) Loan fees included in interest income for 1999, 1998 and 1997 were $650, $551 and $542, respectively.

Rate Volume Analysis:


(Dollars in Thousands)

                              Change in Income/Expense (1)                 Rate Effect                        Volume Effect
                              1999        1998       1997         1999        1998        1997        1999        1998        1997
Investment income: (2)
Taxable .................   $ 4,929    $  3,035    $    (19)   $     86    $   (609)   $     61    $  4,843    $  3,644    $    (80)
Nontaxable ..............       610         858         (87)        (79)       (103)        (58)        689         961         (29)
-------------------------  --------    --------    --------    --------    --------    --------    --------    --------    --------
         Total ..........     5,539       3,893        (106)          7        (712)          3       5,532       4,605        (109)
-------------------------  --------    --------    --------    --------    --------    --------    --------    --------    --------
Loan Income:
Commercial ..............     4,359       3,217       1,995        (939)       (547)          6       5,298       3,764       1,989
Real estate .............      (124)      2,313       3,541        (863)        177         396         739       2,136       3,145
Consumer ................        82         (55)        790        (130)         67        (256)        212        (122)      1,046
-------------------------  --------    --------    --------    --------    --------    --------    --------    --------    --------
         Total ..........     4,317       5,475       6,326      (1,932)       (303)        146       6,249       5,778       6,180
-------------------------  --------    --------    --------    --------    --------    --------    --------    --------    --------
Short-term investments ..      (939)        796         186        (150)        (12)         17        (789)        808         169
-------------------------  --------    --------    --------    --------    --------    --------    --------    --------    --------
Total interest income ...     8,917      10,164       6,406      (2,075)     (1,027)        166      10,992      11,191       6,240
-------------------------  --------    --------    --------    --------    --------    --------    --------    --------    --------
Interest expense:
Savings .................      (474)        212         250        (427)       (193)         19         (47)        405         231
Interest-bearing ........     1,558       1,630         716         (48)        149         202       1,606       1,481         514
     demand deposits
Time ....................    (1,178)      1,926       2,436      (1,153)     (3,570)      2,831         (25)      5,496        (395)
Short-term borrowings ...       413       1,219        (426)        (48)        106         (80)        461       1,113        (346)
Long-term borrowings ....     3,442         294         274        (320)       (195)         36       3,762         489         238
-------------------------  --------    --------    --------    --------    --------    --------    --------    --------    --------
Total interest expense ..     3,761       5,281       3,250      (1,996)     (3,703)      3,008       5,757       8,984         242
-------------------------  --------    --------    --------    --------    --------    --------    --------    --------    --------
                           $  5,156    $  4,883    $  3,156    $    (79)   $  2,676    $ (2,842)   $  5,235    $  2,207    $  5,998
-------------------------  --------    --------    --------    --------    --------    --------    --------    --------    --------

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the dollar amounts of the change in each.
(2) Presented on a fully tax equivalent basis.




Loan Maturities at December 31, 1999:
                                            Due in
(Dollars in Thousands)                     One Year        Due
                              Due in       Through        After
Loan Type                    One Year       Five           Five
                             Or Less        Years         Years         Total
Commercial loans:
     Fixed                 $    25,982  $    34,928  $     16,760  $    77,670
     Variable                   73,139       40,025        81,385      194,549
-------------------------  -----------  -----------  ------------  -----------
                                99,121       74,953        98,145      272,219
-------------------------  -----------  -----------  ------------  -----------
Real estate loans:
     Fixed                      11,553       37,489        54,720      103,762
     Variable                   49,154       61,114        52,464      162,732
-------------------------  -----------  -----------  ------------  -----------
                                60,707       98,603       107,184      266,494
-------------------------  -----------  -----------  ------------  -----------
Consumer loans:
     Fixed                      45,737       64,324         1,667      111,728
     Variable                    7,880        1,012           500        9,392
-------------------------  -----------  -----------  ------------  -----------
                                53,617       65,336         2,167      121,120
-------------------------  -----------  -----------  ------------  -----------
         Total             $   213,445  $   238,892  $    207,496  $   659,833
-------------------------  -----------  -----------  ------------  -----------


Maturities of Certificates of Deposit $100,000 or More:

(Dollars in Thousands)             1999      1998      1997      1996
Under 3 months ..............   $12,261   $19,121   $13,302   $16,437
3 to 6 months ...............     8,275    14,335    24,069     8,279
6 to 12 months ..............    23,174     9,189     9,520    10,309
Over 12 months ..............    11,872     9,262    10,698     8,356
-----------------------------   -------   -------   -------   -------
         Total ..............   $55,582   $51,907   $57,589   $43,381
-----------------------------   -------   -------   -------   -------


Loan Portfolio Analysis:


(Dollars in Thousands)

Year-end balances:                                       1999         1998        1997         1996         1995
   Commercial, financial and agricultural           $ 272,219    $ 212,530   $ 159,035    $ 127,927    $ 117,306
   Real estate                                        252,427      233,550     228,689      175,505      154,469
   Real estate, construction                           14,067       10,307      19,513        9,944        5,919
   Consumer                                           114,412      104,718     107,158      102,044       95,464
   Credit card                                          6,708        6,812       7,175        6,993        6,368
-----------------------------------------------------------------------------------------------------------------
         Total                                      $ 659,833    $ 567,917   $ 521,570    $ 422,413    $ 379,526
-----------------------------------------------------------------------------------------------------------------
Average total loans                                   603,922      532,711     468,229      400,264      367,222
Average allowance for loan losses                     (10,121)      (9,134)     (7,521)      (6,799)      (6,719)
-----------------------------------------------------------------------------------------------------------------
   Average loans, net of allowance                  $ 593,801    $ 523,577   $ 460,708    $ 393,465    $ 360,503
----------------------------------------------------------------------------------------------------------------
Allowance for loan losses, January 1                $   9,509    $   8,356   $   6,873    $   6,726    $   6,783
Allowance for loan losses acquired                         --           --         290           --           --
Loans charged off:
   Commercial, financial and agricultural                 306          101         354          342          256
   Real estate                                             77           46          42           93           82
   Consumer                                               932        1,220       1,258        1,726        1,352
   Credit card                                            203          278         263          168          113
----------------------------------------------------------------------------------------------------------------
         Total                                          1,518        1,645       1,917        2,329        1,803
----------------------------------------------------------------------------------------------------------------
Recoveries:
   Commercial, financial and agricultural                  44           55         124           36          111
   Real estate                                             23           13           6           75           60
   Consumer                                               304          378         374          391          251
   Credit card                                             24           27          17            9            9
----------------------------------------------------------------------------------------------------------------
         Total                                            395          473         521          511          431
----------------------------------------------------------------------------------------------------------------
Net chargeoffs:
   Commercial, financial and agricultural                 262           46         230          306          145
   Real estate                                             54           33          36           18           22
   Consumer                                               628          842         884        1,335        1,101
   Credit card                                            179          251         246          159          104
----------------------------------------------------------------------------------------------------------------
         Total                                          1,123        1,172       1,396        1,818        1,372
----------------------------------------------------------------------------------------------------------------
Provision for loan losses, December 31                  1,878        2,325       2,589        1,965        1,315
----------------------------------------------------------------------------------------------------------------
Allowance for loan losses, December 31              $  10,264    $   9,509   $   8,356    $   6,873   $    6,726
----------------------------------------------------------------------------------------------------------------


(Dollars in Thousands)                                  1999        1998        1997        1996         1995
Allocation of allowance for loan losses at December 31:
   Commercial                                       $  5,164    $  3,757    $  3,147    $  2,741     $  3,425
   Real estate                                         1,557       1,453       1,478       1,050        1,517
   Consumer                                            2,161       2,556       2,255       2,078        1,534
   Credit card                                           434         628         395         131          100
   Unallocated                                           948       1,115       1,081         873          150
-------------------------------------------------------------------------------------------------------------
         Total                                      $ 10,264    $  9,509    $  8,356    $  6,873     $  6,726
-------------------------------------------------------------------------------------------------------------
Percent of loans to total loans at December 31:
   Commercial                                           41.3%       37.4%       30.5%       30.3%        30.9%
   Real estate                                          38.3        41.1        43.8        41.5         40.7
   Real estate, construction                             2.1         1.9         3.8         2.3          1.5
   Consumer                                             17.3        18.4        20.5        24.2         25.2
   Credit card                                           1.0         1.2         1.4         1.7          1.7
-------------------------------------------------------------------------------------------------------------
              Total                                    100.0%      100.0%      100.0%      100.0%       100.0%
-------------------------------------------------------------------------------------------------------------
Ratio of net chargeoffs to average total loans:
   Commercial                                           0.04%       0.01%       0.05%       0.08%        0.04%
   Real estate                                          0.01        0.01        0.01        0.00         0.01
   Consumer                                             0.11        0.16        0.19        0.33         0.30
   Credit card                                          0.03        0.04        0.05        0.04         0.02
-------------------------------------------------------------------------------------------------------------
         Total                                          0.19%       0.22%       0.30%       0.45%        0.37%
-------------------------------------------------------------------------------------------------------------
Nonperforming assets:
   Loans 90+ days past due                               249         495         462         621        1,236
   Renegotiated loans                                    747         392          --          --           --
   Nonaccrual loans                                    1,109         687       1,220         999          482
-------------------------------------------------------------------------------------------------------------
         Total nonperforming loans                     2,105       1,574       1,682       1,620        1,718
   Other real estate owned                               207         396          19          28           45
-------------------------------------------------------------------------------------------------------------
         Total nonperforming assets                    2,312       1,970       1,701       1,648        1,763
-------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percent of total loans         0.32%       0.28%       0.32%       0.38%        0.45%
-------------------------------------------------------------------------------------------------------------
Nonperforming assets as a percent of total assets       0.21%       0.22%       0.22%       0.27%        0.32%
-------------------------------------------------------------------------------------------------------------


Nonperforming loans are comprised of loans 90 days or more past due, renegotiated loans and nonaccrual loans. Nonperforming assets are comprised of nonperforming loans and other real estate owned.

Interest income on nonaccrual and renegotiated loans which would have been recorded under the original terms of the loans for 1999, 1998 and 1997 was $102 (of which $66 was actually recorded), $59 (of which $30 was actually recorded) and $41 (of which $5 was actually recorded), respectively.


ITEM 2. PROPERTIES
------------------

Peoples' sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property. Peoples Bank operates offices in Marietta (4 offices), Belpre (2 offices), Lowell, Reno, Nelsonville (2 offices), Athens (3 offices), The Plains, Middleport, Rutland, Pomeroy (2 offices), Gallipolis, Caldwell, Chesterhill, McConnelsville, Baltimore, Lancaster and Granville, Ohio. In West Virginia, Peoples operates offices in Huntington, Parkersburg (2 offices), Vienna, Point Pleasant (2 offices), New Martinsville (2 offices) and Steelton. Office locations in Kentucky include Catlettsburg, Grayson, Ashland and Russell.

Peoples Bank operates through 38 banking offices. Of these, 12 are leased and the remainder are owned. Rent expense on the leased properties totaled $210,000 in 1999. The following is a list of those properties which have leases expiring on or before June 2001:

Location               Address                            Lease Expiration Date
---------------------  ---------------------------        ----------------------
The Plains Office      70 North Plains Road, Suite 101    June 2001
                       The Plains, OH, 45750

Granville Loan         1915 Newark-Granville Road         September 2000
Production Office      Granville, OH,  43023

Lancaster Loan         117 West Main Street               October 2000
Production Office      Lancaster, OH, 43130

Point Pleasant         2513 Jackson Avenue                September 2000
North Office           Point Pleasant, WV, 25550

Additional information concerning the property and equipment owned or leased by Peoples and its subsidiaries is incorporated herein by reference from "Note 5. Bank Premises and Equipment" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.


ITEM 3. LEGAL PROCEEDINGS.
--------------------------

There are no pending legal proceedings to which Peoples or any of its subsidiaries is a party or to which any of their property is subject other than ordinary routine litigation to which Peoples' subsidiaries are parties incidental to their respective businesses. Peoples considers none of such proceedings to be material.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

Not applicable.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------------

The table presented below sets forth the high and low bids for the indicated periods, and the cash dividends declared, with respect to Peoples' common shares.

                    Quarterly Market and Dividend Information

                                              PER SHARE
                             High Bid          Low Bid          Dividend
1999
Fourth Quarter             $     24.89      $     17.95      $      0.13
Third Quarter                    27.27            24.32             0.13
Second Quarter                   25.45            18.28             0.13
First Quarter              $     21.28      $     18.28      $      0.12
-------------------------------------------------------------------------

1998
Fourth Quarter             $     22.52      $     17.77      $      0.12
Third Quarter                    25.52            20.25             0.11
Second Quarter                   29.07            24.38             0.11
First Quarter              $     24.65      $     21.63      $      0.11
-------------------------------------------------------------------------

1997
Fourth Quarter             $     27.00      $     21.76      $      0.11
Third Quarter                    22.31            19.42             0.11
Second Quarter                   20.25            16.12             0.10
First Quarter              $     16.67      $     14.46      $      0.10
-------------------------------------------------------------------------

Peoples' common shares are traded on The Nasdaq National Market under the symbol PEBO. Bid information has been obtained directly from The Nasdaq National Market.

Peoples plans to continue to pay quarterly cash dividends, subject to certain regulatory restrictions described in Note 13 to the Consolidated Financial Statements included in Item 8.

The bid information and per share dividends have been retroactively adjusted for a 10% stock dividend issued on March 14, 2000, a 10% stock dividend issued on June 15, 1999, and a 3-for-2 stock split effective April 30, 1998.

Peoples Bancorp had 1,272 stockholders of record at December 31, 1999.


ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------

The information below has been derived from Peoples' Consolidated Financial Statements.


(Dollars in Thousands, except Ratios and Per Share Data)


                                             1999           1998            1997            1996           1995
Operating Data For the year ended:
Total interest income                    $ 72,346     $   63,645    $     53,836    $     47,397   $     43,068
Total interest expense                     34,258         30,497          25,216          21,966         20,777
Net interest income                        38,088         33,148          28,620          25,431         22,291
Provision for loan losses                   1,878          2,325           2,589           1,965          1,315
(Losses) gains on securities transactions    (104)           418             (28)             48             24
Other income                                7,633          6,820           5,966           5,130          4,457
Intangible amortization expense             2,639          2,093           1,138             625            210
Other expense                              25,558         21,183          18,127          16,897         16,608
Net income                               $ 10,718     $   10,045    $      8,605    $      7,651   $      6,050

---------------------------------------------------------------------------------------------------------------

Balance Sheet Data
At year end:
Total assets                          $ 1,075,450     $  880,284    $    758,158    $    616,635   $    543,430
Total intangibles                          20,154         22,117          12,796           6,433          1,158
Investment securities                     328,306        235,569         174,291         147,783        131,762
Net loans                                 649,569        558,408         513,214         415,540        372,800
Total deposits                            728,207        714,168         611,107         504,692        429,077
Long-term borrowings                      150,338         40,664          28,577          29,200         23,142
Stockholders' equity                       72,874         86,014          78,818          56,193         51,474
Tangible assets (1)                     1,055,296        858,167         745,362         610,202        542,272
Tangible equity (2)                   $    52,720     $   63,897    $     66,022    $     49,760   $     50,316

---------------------------------------------------------------------------------------------------------------

Significant Ratios
Cash earnings to: (3)
     Average tangible assets (4)             1.30%          1.41%           1.42%           1.37%          1.17%
     Average tangible equity (4)            20.96          17.82           18.00           16.58          12.93
Net income to:
     Average total assets                    1.09           1.20            1.29            1.29           1.15
     Average stockholders' equity           13.27          12.21           14.33           14.43          12.33
Average stockholders' equity
     to average total assets                  8.2            9.9             9.0             8.9            9.3
Average loans to average deposits            85.1           80.9            85.5            84.0           85.2
Risk-based capital ratio                    14.30          11.95           14.34           12.86          13.85
Dividend payout ratio                        31.8%          30.4%           30.5%           30.5%          32.2%

---------------------------------------------------------------------------------------------------------------

Per Share Data
Cash earnings: (3)
     Basic                            $      1.83     $     1.65    $       1.48    $       1.29   $       0.98
     Diluted                                 1.79           1.60            1.44            1.28           0.97
Net income:
     Basic                                   1.57           1.44            1.37            1.23           0.96
     Diluted                                 1.53           1.40            1.32            1.21           0.95
Cash dividends paid                          0.50           0.44            0.41            0.36           0.31
Book value at end of period           $     11.06     $    12.39    $      11.33    $       8.99   $       8.28
Weighted average shares outstanding:
     Basic                              6,846,071      6,975,989       6,303,782       6,239,589      6,318,334
     Diluted                            7,023,921      7,186,616       6,502,386       6,324,294      6,353,501


(1) Total assets less goodwill and core deposit intangibles.
(2) Total stockholders' equity less goodwill and core deposit intangibles.
(3) Excludes after-tax amortization of goodwill and core deposit intangibles.
(4) Defined as cash earnings as a percentage of average total assets or average stockholders' equity minus average goodwill and core deposit intangibles.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATION.
-------------------------------------------------------------------------------

Introduction
The following discussion and analysis of the Consolidated Financial Statements of Peoples is presented to provide insight into management's assessment of the financial results. Peoples' subsidiaries are The Peoples Banking and Trust Company; The First National Bank of Southeastern Ohio ("First National Bank"), which also owns two insurance agency subsidiaries; Peoples Bank FSB; and Northwest Territory Life Insurance Company, an Arizona corporation that reinsures credit life and disability insurance issued to customers of Peoples' banking subsidiaries.

The Peoples Banking and Trust Company is chartered by the State of Ohio and subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation ("FDIC") and the Ohio Division of Banks. First National is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency. Peoples Bank FSB is a member of the Federal Home Loan Bank, and is subject to regulation, supervision, and examination by the Office of Thrift Supervision, and is also subject to limited regulation by the Board of Governors of the Federal Reserve System.

In the first quarter of 2000, Peoples announced plans to consolidate its three banking subsidiaries, The Peoples Banking and Trust Company, First National and Peoples Bank FSB, into a single national bank named Peoples Bank, National Association, which will operate under the trade name "Peoples Bank" ("Subsidiary Bank Consolidation"). The Subsidiary Bank Consolidation, expected to be completed March 10, 2000, is contingent upon regulatory approval and other conditions.

This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and footnotes and the ratios and statistics contained elsewhere in this Form 10-K.

References will be found in this Form 10-K to transactions that have impacted or will impact Peoples' results of operations. On April 20, 1999, Peoples sold, through PEBO Capital Trust I (a newly-formed subsidiary) $30.0 million of 8.62% Capital Securities ("Capital Securities" or "Trust Preferred Securities"). The proceeds were used by the Trust to purchase, from Peoples, Junior Subordinated Deferrable Interest Debentures due May 1, 2029. In late April, 1999, Peoples invested $10.0 million in The Peoples Banking and Trust Company (Peoples' largest subsidiary bank). The remaining proceeds were used for general corporate purposes, including the repurchase of a portion of Peoples' outstanding common shares. On April 22, 1999, Peoples announced intentions to repurchase 5% of Peoples' outstanding common shares (or 315,000 shares) from time to time in open market or privately negotiated transactions ("1999 Stock Repurchase Program"). The 1999 Stock Repurchase Program was completed on December 31, 1999. The combination of the issuance of Capital Securities and the 1999 Stock Repurchase Program has impacted and will continue to impact several key performance indicators of Peoples' future financial results. The impact, where significant, is discussed in the applicable sections of this Management's Discussion and Analysis.

On June 26, 1998, The Peoples Banking and Trust Company completed the purchase of four full-service banking offices located in the communities of Point Pleasant (two offices), New Martinsville, and Steelton, West Virginia ("West Virginia Banking Center Acquisition") from an unaffiliated institution. In the transaction, The Peoples Banking and Trust Company assumed approximately $121.0 million of deposits and purchased $8.3 million in loans.


Overview of the Income Statement
Peoples had increased net income of $673,000 or 6.7%, to $10,718,000 in 1999 from $10,045,000 in 1998. Diluted cash earnings per share for the year ended December 31, 1999, was $1.79, up $0.19 (or 11.9%) from $1.60 in diluted cash earnings per share in 1998. Cash earnings removes the after-tax impact of intangible amortization expense. Return on tangible assets dropped to 1.30% in 1999 compared to 1.41% in 1998. Return on tangible assets is defined as cash earnings as a percentage of average total assets minus goodwill and core deposit intangibles. Return on tangible equity improved to 20.96% in 1999 compared to 17.82% last year. Return on tangible equity is defined as cash earnings as a percentage of average total stockholders' equity minus goodwill and core deposit intangibles.

On a diluted basis, earnings per share reached $1.53 in 1999, up $0.13 (or 9.3%) compared to the previous year. Peoples' core earnings increased due to strong net interest income and additional revenue streams associated with recent acquisitions. Return on average equity in 1999 totaled 13.27% compared to 12.21% in 1998. Return on average assets was 1.09% in 1999 compared to 1.20% the previous year.

Due primarily to earning asset growth, net interest income in 1999 increased $4,940,000 (or 14.9%) to $38,088,000. The provision for loan losses in 1999 totaled $1,878,000 compared to $2,325,000 recorded in 1998 due largely to continued strong asset quality. Bolstered by growth in deposit account service charges, non-interest income increased $813,000 (or 11.9%) to $7,633,000. In 1999, Peoples reported net losses on securities transactions of $104,000 compared to net gains of $418,000 in 1998. Non-interest expense increased $4,921,000 (or 21.1%) to $28,197,000 due to a combination of costs related to market expansion and acquisition, as well as interest expense from the issuance of the Trust Preferred Securities recorded in other expenses.

Peoples continues to grow through acquisitions accounted for as purchase transactions. While acquisitions using stock are continually evaluated, management is cognizant of not diluting shareholder ownership merely for the sake of growth. Management believes a comparative approach to financial reporting should include the discussion of "cash earnings", which removes the after-tax impact of the amortization of intangibles on Peoples' results of operations and facilitates comparison of Peoples with competitors making acquisitions using pooling of interests accounting. Management uses cash earnings as one of several ways to evaluate the impact of acquisitions on profitability and Peoples' return on its investment. Recent acquisitions have increased and will modestly increase Peoples' amortization expense related to goodwill and other intangibles and as a result, the purchase method of accounting has affected earnings per share and other ratios. Return on tangible assets and return on tangible equity removes the after-tax impact of intangible amortization expense and the balance sheet impact of average intangibles. In 1999, intangible amortization expense totaled $2,639,000 ($1,833,000 after taxes) compared to $2,093,000 ($1,480,000 after taxes) last year. Due to recent purchase acquisitions and related intangibles, average balance sheet intangibles increased to $20.9 million in 1999 compared to $17.6 million in 1998.

Interest Income and Expense
Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest-bearing liabilities. Interest earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits, borrowed funds such as Federal Home Loan Bank ("FHLB") borrowings and wholesale funding sources such as national market repurchase agreements. Net interest income remains the primary source of revenue for Peoples. Changes in market interest rates, as well as adjustments in the mix of interest-earning assets and interest-bearing liabilities, impact net interest income.

During the second quarter of 1999, Peoples initiated an asset growth strategy to offset the costs to service the Trust Preferred Securities, thereby leveraging Peoples' increased regulatory capital levels ("Leverage Strategy"). The Leverage Strategy increased Peoples' earnings asset base approximately $150 million and was funded primarily by FHLB borrowings and other wholesale funding sources. The Leverage Strategy was implemented throughout the second quarter of 1999 and was completed on June 30, 1999.

The Leverage Strategy and a full year's impact of earning asset growth that occurred through 1998's West Virginia Banking Center Acquisition generated strong net interest income streams in 1999. Increased operating earnings in 1999 can be attributed primarily to growth of Peoples' net interest income through the Leverage Strategy as well as strong internal loan growth. Net interest income grew to $36,210,000 in 1999, compared to $30,823,000 in 1998, an increase of $5,387,000 (or 17.5%). Total interest income reached $72,346,000 while interest expense totaled $34,258,000. Included in interest income is $2,341,000 of tax-exempt income from investments issued by and loans made to states and political subdivisions. Since these revenues are not taxed, it is more meaningful to analyze net interest income on a fully-tax equivalent ("FTE") basis.

Net interest margin is calculated by dividing FTE net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by Peoples' balance sheet. In 1999, net interest margin was 4.35% compared to 1998's ratio of 4.47%. The FTE yield on earning assets was 8.14% in 1999, compared to 8.45% in 1998. The ratio of interest expense to earning assets decreased 19 basis points to 3.79% in 1999. Net interest margin compressed slightly in 1999 due to the impact of the Leverage Strategy, which significantly increased Peoples' earning asset base in comparatively lower-yielding assets such as mortgage-backed investment securities and other investments. Net interest margin also faced downward pressure due to competitive pricing of loans and deposits in Peoples' markets. Through its Leverage Strategy, Peoples increased net interest income by $5,156,000, of which $5,235,000 of the increase was attributable to volume increases, while declining rates offset interest income growth by $79,000. The compression of net interest margin was also the result of Peoples' increase in cash reserves during the fourth quarter in preparation for potential large Y2K cash withdrawals. In order to fund Y2K cash reserves, Peoples accessed various short-term funding sources resulting in additional interest cost in the fourth quarter of 1999, which decreased 1999's net interest margin approximately 3 basis points. Management anticipates net interest margin will decrease modestly in future periods due to continued intense competition for loans and deposits in Peoples' markets, as well as recent increases in the cost of funding sources from rises in interest rates.

Management continues to analyze methods to redeploy Peoples' assets to an earning asset mix which will result in a net interest margin similar to Peoples' ratios before the Leverage Strategy was initiated. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future, which will enable Peoples to shift a portion of its earning asset base to these higher-yield assets as lower-yielding investment securities mature.

Average total earning assets totaled $904.7 million in 1999, a $138.5 million (or 18.1%) increase over 1998. Average loans grew $70.0 million (or 13.4%) in 1999 and comprise the largest earning asset component on Peoples' balance sheet. Due to Peoples' Leverage Strategy and recent acquisitions, Peoples' average balances of investment securities increased $84.7 million from $218.0 million in 1998 to $302.7 million in 1999.

Yield on earning assets totaled 8.14% in 1999, compared to 8.45% the prior year. The decrease in Peoples' earning asset yield is primarily attributable to the decrease in Peoples' loan portfolio yield, which dropped to 8.83% in 1999 compared to 9.20% in 1998. Peoples' investment portfolio yield remained stable, decreasing one basis point to 6.57% in 1999.

Deposit costs, which comprise the largest dollar volume of interest-bearing liabilities, decreased 32 basis points to 4.12% in 1999 due to lowering savings and time deposit rates. The cost of borrowed funds also decreased, falling to 4.92% in 1999 from 5.30% in 1998.

Compared to 1998, the cost of interest-bearing liabilities decreased 25 basis points to 4.29% in 1999. Interest costs on Peoples' array of traditional interest-bearing deposit products decreased 32 basis points to 4.12% in 1999 compared to the previous year. The most significant component of interest expense in 1999 was interest paid on time deposits (Certificates of Deposits and Individual Retirement Accounts). In 1999, Peoples paid interest of $16,106,000, or 5.01%, on average time deposit balances of $321.5 million. In 1998, the average rate paid was 5.37% on average time deposit balances of $321.9 million. Management expects deposit pricing to be increasingly competitive in 2000 and will continue to focus its efforts to increase balances in non-interest bearing demand deposits, which grew, on average, $8.7 million to $78.8 million in average balances in 1999.

In 1999, Peoples continued to use a combination of short-term and long-term borrowings as funding sources to fuel loan growth. Peoples' cash management services (offered to a variety of business customers) have provided short-term funding, specifically overnight repurchase agreements. In 1999, Peoples' average balances of these overnight repurchase agreements (excluding balances of national repurchase agreements available through wholesale funding sources) decreased $1.3 million to $30.2 million. The average rate paid in 1999 on overnight repurchase agreements totaled 4.29%, down 41 basis points from the prior year's average rate of 4.70%. Average overnight repurchase agreements comprised the largest component of Peoples' average short-term borrowings.

During 1999, Peoples accessed national market repurchase agreements in effort to diversify Peoples' short-term funding sources as well as take advantage of attractive short-term financing rates. Peoples did not access this particular funding source in 1998, while average national market repurchase agreements totaled $18.6 million in 1999 at an average rate of 5.69%.

Peoples also continued to use short-term FHLB advances as a source to fund its operations and investments during 1999. Average short-term FHLB balances decreased to $5.5 million in 1999, compared to $12.5 million in 1998, causing interest costs to decrease to $296,000 (down from $712,000 last year). In 1999, the average interest rate on short-term FHLB advances was 5.40% compared to 5.68% in 1998. Management plans to maintain access to short-term FHLB borrowings as an appropriate funding source.

Long-term borrowing costs, which represent the largest average volume of borrowed fund costs, decreased compared to 1998. The rate paid on average long-term borrowings totaled 4.94% in 1999, down 73 basis points compared to 5.67% in 1998. The majority of Peoples' long-term borrowings are fixed rate FHLB borrowings. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.

The growth of Peoples' earning asset base through the Leverage Strategy and recent acquisitions will continue to impact net interest margin in 2000. Management expects interest rate pressures will continue to challenge Peoples in 2000 as financial institutions and other competitors continue to search for new methods and products to satisfy increasing customer demand for higher yielding interest-bearing deposits. Management will continue to monitor the effects of net interest margin on the performance of Peoples.


Provision for Loan Losses
In 1999, Peoples recorded a provision for loan losses of $1,878,000, compared to 1998's expense of $2,325,000. The provision is based upon management's continuing evaluation of the adequacy of the allowance for loan losses and is reflective of the quality of the portfolio and overall management of the inherit credit risk. Management expects continued loan growth in 2000 and believes that future provision expense will modestly increase, dependent on loan delinquencies, portfolio risk, overall loan growth, and general economic conditions in Peoples' markets. Further discussion can be found later in this discussion under "Allowance for Loan Losses."


Non-Interest Income
Peoples' non-interest income is generated from four primary sources: cost-recovery fees related to deposit accounts, income derived from fiduciary activities, electronic banking revenues, and insurance commissions. Non-interest income (excluding securities transactions) from operations reached new levels in 1999, totaling $7,633,000, an increase of $813,000 (or 11.9%) compared to 1998.
All non-interest income categories had strong growth compared to last year, reflecting management's focus on top-line revenue enhancement as a primary source of cost-recovery.

Deposit account service charge income reached $3,081,000 in 1999, compared to $2,533,000 in 1998, an increase of $548,000 (or 21.6%). In 1999, deposit account service charge income was effected favorably by the full-year's impact of the West Virginia Banking Center Acquisition and its associated $121 million in deposits, which provided the base for associated increased fee income. Approximately $387,000 of Peoples' increase in deposit account service charge income for 1999 can be attributed to the deposits acquired in the West Virginia Banking Center Acquisition. Other increases in service charge income resulted from revisions in Peoples' fee structure in early 1999. Peoples' fee income generated from deposits is based on recovery of costs associated with services provided.

The fee structure for investment and fiduciary activities is based primarily on the market value of assets being managed, which totaled approximately $560 million at year-end 1999, up approximately $9 million from the previous year-end. Due primarily to growth in market values and in the number of accounts served, income from fiduciary activities totaled $2,634,000 in 1999, an increase of 13.3% compared to 1998. Peoples continues to build on its leadership position in its core markets and investment and fiduciary services will be a significant contributor to Peoples' non-interest income streams.

Electronic banking, including ATM cards, direct deposit services, and debit card services, is one of the many product lines offered by Peoples. The fees associated with these products and services significantly impact Peoples' non-interest income. For the year ended December 31, 1999, electronic banking revenues totaled $678,000, an increase of $82,000 (or 13.8%) compared to the same period last year. These increases are due primarily to growth in the number of debit card users as well as corresponding volume increases in debit card usage. Management will continue to focus on electronic banking as a source of revenue as the financial services industry develops additional methods to provide electronic commerce.

In addition to traditional sources of non-interest income, Peoples also offers a complete line of insurance and investment products. Peoples' product offerings include credit life and disability insurance, as well as life and property insurance to consumers in Ohio and West Virginia. For the year ended December 31, 1999, commissions on insurance and securities generated revenues totaling $471,000, a $41,000 (or 9.5%) increase over the prior year. In the second quarter of 1999, Peoples named Raymond James Financial Services, Inc. (member NASD and SIPC), an unaffiliated registered broker/dealer, as its provider of improved services to Peoples' investment customers, including, but not limited to, asset management, corporate bonds, municipal bonds, portfolio evaluation, asset allocation, tax shelters, unit trusts, common/preferred stocks, government securities, mutual funds, retirement planning, estate planning, tax-exempt securities, annuities, and financial planning services. Management believes these services are integral to Peoples' relationship and needs-based sales philosophy. Securities are offered exclusively through Raymond James Financial Services, Member NASD/SIPC, an independent broker/dealer, located at many Peoples sales offices. Investments and insurance products are not FDIC insured, are not bank deposits, nor are they guaranteed by the financial institution, subject to risk and may lose value. Insurance products are underwritten by various insurance companies and are made available through licensed insurance agency affiliates of Peoples.

Management will continue to explore new methods of enhancing non-interest income. Other traditional and non-traditional financial service products are analyzed regularly for potential inclusion in Peoples' product mix.


Gains (Losses) on Securities Transactions
For the year ended December 31, 1999, Peoples reported net losses on securities transactions of $104,000 ($68,000 after taxes or $0.01 per share) compared to net gains on securities transactions of $418,000 ($272,000 after taxes, or $0.04 per diluted share) recorded in 1998. Net losses on securities transactions in 1999 were primarily the result of Peoples' repositioning of the investment portfolio to improve the pledging capabilities (for various deposit relationships) of Peoples' investment securities.

For the year ended December 31, 1998, Peoples had gains of $523,000, of which $516,000 related to an equity investment in a company that was acquired in a merger transaction. Peoples also reported losses on sales of securities of $105,000 from additional repositioning of the investment portfolio.


Non-Interest Expense
For the year ended December 31, 1999, total non-interest expense reached $28,197,000, up $4,921,000 (or 21.1%) compared to 1998. When comparing 1999 non-interest expense information to 1998, it is important to consider that several categories within non-interest expense were directly impacted by the West Virginia Banking Center Acquisition and related growth of non-interest expenses such as salaries and benefits, depreciation expense, and intangible amortization. In addition, non-interest expense was impacted due to costs (combination of debt service expenses and amortization of associated capitalized issuance costs) associated with the Trust Preferred Securities, which totaled $1,840,000 in 1999.

Non-operational items caused a significant increase in non-interest expense for the year ended December 31, 1999, in particular, amortization of intangibles totaled $2,639,000 (an increase of 26.1%) compared to $2,093,000 recorded in 1998. The additional intangible asset amortization expense arising from the West Virginia Banking Center Acquisition was the primary reason for this increase.

Compared to 1998, salaries and benefits expense increased $1,728,000 (or 17.1%) to $11,824,000 in 1999, reflecting Peoples continuing effort to expand both inside and outside its geographic markets. Acquisitions and new financial service center openings have increased the number of Peoples' employees, primarily those associates dedicated to customer service areas in the acquired offices and new offices recently opened by Peoples. At December 31, 1999, Peoples had 385 full-time equivalent employees, compared to 362 full-time equivalent employees at December 31, 1998. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, effectively optimizing customer service and return to shareholders.

Recent acquisitions and investments also impacted net occupancy expenses, in particular depreciation expense. For the year ended December 31, 1999, furniture and equipment expenses totaled $1,787,000, up $59,000 (or 3.4%) compared to 1998. Net occupancy expense totaled $1,839,000 in 1999, an increase of $242,000 (or 15.2%) compared to the same period a year earlier. These increases can be attributed primarily to the depreciation of the assets purchased in recent acquisitions, completion of financial service center remodeling projects (specifically the three Wal-Mart Financial Service Centers opened to date and other banking center refurbishment), as well as increased depreciation of additional expenditures on technology. Peoples increased investment in technology and other customer-service enhancements will also impact depreciation expense in the future.

In 1999, Peoples embarked on several educational sales programs designed to increase associates' knowledge of relationship sales techniques and enhance Peoples' sales culture. The educational programs are expected to continue in 2000 and have modestly increased non-interest expense compared to previous periods. Management believes these types of investments in the future are necessary to remain competitive in the financial services industry and anticipates these programs will increase customer service associates perception and understanding of the relationship sales process.

Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for Peoples in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense less amortization of intangibles and non-recurring items as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. Gains and losses on sales of investment securities, as well as other nonrecurring charges, are not included in the calculation of Peoples' efficiency ratio.

In 1999, Peoples' reported an efficiency ratio of 53.94%, down from 1998's 50.38%. Peoples experienced a period of transition in 1999 due to the Trust Preferred Securities issuance and the implementation of the Leverage Strategy. As anticipated, these events coupled with increased operational costs, challenged Peoples' efficiency ratio. Management anticipates the efficiency ratio will stabilize in 2000 as Peoples leverages non-interest expense associated with market expansion, continues to shift earning assets to higher-yielding assets such as loans, and refines its sales processes to increase customer satisfaction and revenues.


Return on Assets
After removing the impact of intangibles and corresponding amortization, return on tangible assets decreased 11 basis points to 1.30% in 1999 compared to the previous year. For the year ended December 31, 1999, return on average assets ("ROA") was 1.09%, compared to 1.20% in 1998. Increased income streams from recent acquisitions were offset by amortization of intangibles assumed in such purchases, resulting in lower ROA levels compared to previous periods. Additionally, the Leverage Strategy significantly increased the asset base of Peoples in the second quarter of 1999 and caused a decrease in Peoples' tangible return on equity and ROA.

Management anticipates that ROA will stabilize in 2000. Peoples will be challenged to employ its asset base in a manner that will produce acceptable returns on investment. Assuming Peoples is successful in transitioning the investments purchased in the Leverage Strategy to higher-yielding loans, management expects ROA to modestly improve. Management believes that recent changes to Peoples' balance sheet, particularly through the Trust Preferred Securities issuance and Leverage Strategy, will shift Peoples' strategic focus on ratios such as return on tangible equity, return on equity, cash earnings per share, and earnings per share.

Return on Equity
After removing the impact of intangibles and corresponding amortization, return on tangible equity increased to 20.96% in 1999 compared to 17.82% in 1998. Peoples' return on average stockholders' equity ("ROE") was 13.27% in 1999 compared to 12.21% in 1998. Using a portion of the proceeds from the Trust Preferred Securities issuance to implement Peoples' 1999 Stock Repurchase Program, ROE was favorably impacted during 1999 with the reduction in the number of outstanding common shares. With the implementation of the 2000 Stock Repurchase Program, future enhancements to ROE will depend on the timing of common share repurchases and the availability of Peoples' common shares. Management views the issuance of the Trust Preferred Securities as an opportunity to leverage Peoples' equity position and expects continued ROE improvement into 2000.

Peoples and its banking subsidiaries are considered well-capitalized under regulatory and industry standards of risk-based capital (as discussed in Note 13 of the Notes to Peoples' Consolidated Financial Statements) and such ratios were enhanced through the Trust Preferred Securities issuance in 1999.

Income Tax Expense
Federal income taxes increased from $4,740,000 in 1998 to $4,824,000 in 1999. Peoples' effective tax rate for 1999 was 31.0%, compared to 32.1% in 1998. The modest decrease can be attributed to increases in tax-exempt income compared to the prior year and investments in low income housing tax credits ("LIHTC") and LIHTC pools, which reduce Peoples' tax burden and lower Peoples' effective tax rate. Management continues to explore methods in which to decrease Peoples' burden.

Peoples has invested and plans to make additional investments in various tax credit pools over the next several years. Total investment in these tax credit pools is not expected to exceed $5.0 million and is expected to benefit Peoples' future results of operations through reductions in Peoples' effective tax rate.


Overview of the Balance Sheet
Peoples' balance sheet at December 31, 1999, changed significantly in comparison to year-end 1998 primarily due to the issuance of the Trust Preferred Securities and the associated Leverage Strategy implemented during 1999's second quarter. Assets totaled $1.08 billion at December 31, 1999, up $195 million (or 22.2%) since year-end 1998. Due to the Leverage Strategy, the largest asset growth occurred in the investment securities portfolio, which totaled $328.3 million at December 31, 1999, an increase of $92.7 million (or 39.4%) over year-end 1998. Compared to December 31, 1998, total loans increased $92.0 million (or 16.2%) to $659.8 million, as growth continues to be strong in each of Peoples' loan categories.

Total liabilities increased $179.3 million (or 22.6%) to $973.6 million for the year ended December 31, 1999. This increase can be attributed primarily to the Leverage Strategy and the funding needs generated from its implementation as well as increases in short-term borrowings to fund Y2K cash reserves. Long-term borrowings increased to $150.3 million at December 31, 1999, up $109.7 million over year-end 1998. Short-term borrowings increased $54.9 million compared to year-end 1998, totaling $87.4 million at December 31, 1999. Peoples' deposits totaled $728.2 million at December 31, 1999, an increase of $14.0 million (2.0%) in comparison to year-end 1998.

The April, 1999 issuance of the Trust Preferred Securities is presented as "Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures". Peoples has classified the Trust Preferred Securities as "mezzanine" equity on its balance sheet, net of issuance costs of approximately $1.0 million.

Stockholders' equity totaled $72.9 million at December 31, 1999, compared to $86.0 million at December 31, 1998, a decrease of $13.1 million (or 15.3%). The decrease in equity resulted from decreases in Peoples' net unrealized losses on available-for-sale securities, as well as the impact of the 1999 Stock Repurchase Program. At December 31, 1999, Peoples had $7.7 million of net unrealized losses on available for sale securities compared to $3.6 million of unrealized gains on available for sale securities at December 31, 1998. At December 31, 1999, Peoples had a treasury share balance of $10.8 million, an $8.9 million increase compared to year-end 1998 due primarily to purchases under Peoples' 1999 Stock Repurchase Plan. Other repurchases of Peoples' common shares during 1999 funded Peoples' stock benefit plans and a deferred compensation plan that permits Peoples' directors to acquire common shares through deferral of directors fees.

Cash and Cash Equivalents
Peoples' cash and cash equivalents totaled $43.8 million at December 31, 1999, an increase of $3.6 million compared to year-end 1998. At December 31, 1999, Peoples held no federal funds sold compared to $9.7 million at December 31, 1998, due to the allocation of liquid funds into Peoples' Y2K cash reserves. Normally, management directs liquid funds into higher-yielding assets such as loans to meet loan demand in its markets, as well as enhance profitability.

Management believes the current balance of cash and cash equivalents adequately serves Peoples' liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs. Management believes the liquidity needs of Peoples are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable Peoples to meet cash obligations and off-balance sheet commitments as they come due.

Investment Securities
Investment securities totaled $328.3 million at year-end 1999, up $92.7 million (or 39.4%) compared to December 31, 1998. Funds generated from the issuance of the Trust Preferred Securities, as well as the Leverage Strategy, were used to purchase approximately $150 million of additional investment securities during the second quarter of 1999.

All of Peoples' investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for Peoples in terms of selling securities as well as interest rate risk management opportunities. At December 31, 1999, the amortized cost of Peoples' investment securities totaled $340.1 million, resulting in unrealized depreciation in the investment portfolio of $11.8 million and a corresponding decrease in Peoples' equity of $7.7 million.

As a direct result of the Leverage Strategy, several categories of investments within the investment portfolio experienced significant growth. Investments in US Treasury securities and obligations of US government agencies and corporations increased $50.4 million to $100.7 million at December 31, 1999. During the year ended December 31, 1999, investments in mortgage-backed securities increased $42.7 million to $147.4 million, and now represent the largest segment of Peoples' investment securities portfolio. Peoples' balances in investment obligations of states and political subdivisions totaled $35.2 million at December 31, 1999, a decrease of $10.4 million since December 31, 1998. Corporate and other investments at December 31, 1999, totaled $45.0 million, an increase of $10.0 million over December 31, 1998.

Management anticipates continued modest reductions of investment securities in future periods as earning assets are deployed to higher-yielding investments such as loans. In the third quarter of 1999, Peoples sold approximately $22 million of investment securities (primarily tax-exempt securities) and reinvested approximately $18 million, primarily in mortgage-backed securities, while maintaining similar earning yields and approximate duration of the investment securities portfolio. The repositioning provided Peoples with additional securities that can be easily pledged as collateral, as well as increased Peoples' borrowing capacity.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee ("ALCO") meetings. The group also monitors net interest income, sets pricing guidelines, and manages interest rate risk for Peoples. Through active balance sheet management and analysis of the investment securities portfolio, Peoples maintains sufficient liquidity to satisfy depositor requirements and the various credit needs of its customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.

Loans
Peoples' lending is primarily focused in central and southeastern Ohio, northern West Virginia, and northeastern Kentucky markets, and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending.

Gross loans totaled $659.8 million at December 31, 1999, an increase of $91.9 million (or 16.2%) since year-end 1998. Retail loan growth occurred primarily in Peoples' existing markets, while commercial lending growth also occurred to selected customers outside Peoples' primary markets.

Peoples experienced significant loan growth during 1999 in commercial, financial, and agricultural loans ("commercial loans"), which increased $59.7 million (or 28.1%) to $272.2 million. At December 31, 1999, commercial loans comprised 41.3% of Peoples' total loan portfolio, comprising the largest portion of the loan portfolio. Economic conditions in Peoples' markets have provided quality credit opportunities, in particular, in southeastern and central Ohio. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. Management expects commercial loan demand to continue to be strong into early 2000. In addition to the anticipated additional in-market penetration, Peoples will continue to selectively lend to customers outside its primary markets.

Real estate loans to Peoples' retail customers (including real estate construction loans) account for the second largest portion of the loan portfolio, comprising 40.4% of Peoples' total loan portfolio. Real estate mortgage loans totaled $266.5 million at December 31, 1999, up $22.6 million (or 9.3%) since year-end 1998.

Included in real estate loans are home equity credit lines ("Equilines"), which totaled $22.2 million at December 31, 1999, compared to $20.3 million at December 31, 1999. During 1999, Peoples offered a specially priced Equiline product, to qualifying customers, which contributed to the Equiline balance increase. Management believes the Equiline loans are a competitive product with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a major focus of Peoples' lending due to the lower risk factors associated with this type of loan and the opportunity to provide additional products and services to these consumers at reasonable yields to Peoples. Consumer lending continues to be a vital part of Peoples' core lending. For the year ended December 31, 1999, consumer loan balances (excluding credit card loans) increased $9.7 million (or 9.3%) to $114.4 million. The majority of Peoples' consumer loans are in the indirect lending area, where volume increases were experienced, combined with slower indirect loan payoffs. At December 31, 1999, Peoples had indirect loan balances of $71.0 million, compared to $66.3 million at December 31, 1998.

Management is pleased with the performance and quality of Peoples' consumer loan portfolio, which can be attributed to Peoples' commitment to high level of customer service and the continued demand for indirect loans in the markets served by Peoples. Lenders use a tiered pricing system that enables Peoples to apply interest rates based on the corresponding risk associated with the indirect loan. Although consumer debt delinquency has increased in the financial services industry (due mostly to credit card debt), management's actions to reinforce Peoples' pricing system and underwriting criteria have tempered indirect lending delinquencies. Management plans to continue its focus on the use of this tiered pricing system in the future, combined with controlled growth of the indirect lending portfolio if economic conditions remain strong.

Peoples' credit card balances at December 31, 1999, totaled $6.7 million, down $0.1 million (or 1.5%) since year-end 1998. While management continues to explore new opportunities to serve credit card customers, those plans do not include the assumption of additional unnecessary risk merely for the sake of growth.

Loan Concentration
At December 31, 1999, commercial, financial, and agricultural loans comprised the largest component of the loan portfolio, representing $272.2 million (or 41.3%) of total loans. At year-end 1999, real estate lending (both mortgage and construction loans) totaled $266.5 million (or 40.4%) of outstanding loans, compared to 42.9% of outstanding loans at December 31, 1998. Peoples' lending is primarily focused in the local southeastern Ohio market and contiguous mid-Ohio valley areas. Peoples' loan mix of retail lending, which includes single-family residential mortgages and other consumer loan products, is periodically reviewed for appropriate changes in mix.

Peoples' largest concentration of commercial loans is in credits to lodging and lodging related companies, which comprised approximately 12.6% of Peoples' outstanding commercial loans at December 31, 1999, compared to 9.6% at year-end 1998. These lending opportunities have arisen due to recent growth in the lodging industry as well as the need for additional travel-related services in certain areas in or contiguous to Peoples' markets. In addition, Peoples was able to selectively lend to creditors outside its market areas, applying strict underwriting parameters to mitigate risk. Lodging and lodging related loan growth reflect Peoples' lenders' ability to respond to the needs of customers in this segment of the economy based on financial, strength of the underlying credit and guarantor, and customer relationship parameters. Management believes Peoples' lodging and lodging related loans do not present more than the normal amount of risk assumed in other types of lending.

In addition to loans to lodging and lodging related companies, one of Peoples' larger groups of commercial loans consists of automobile dealer floor plans, which accounted for 6.6% of Peoples' outstanding commercial loans at December 31, 1999, compared to 7.3% at year-end 1998.

Allowance for Loan Losses
The loan portfolio analysis on pages 11 and 12 of this Form 10-K presents in detail an analysis of Peoples' loan portfolio, the allowance for loan losses, loan chargeoffs and recoveries by type of loan, and an allocation of the allowance for loan losses by major loan type.

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

The unallocated portion of the allowance is based upon management's assessment of qualitative risk factors that may not be evident in Peoples' historical experience, such as, but not limited to, changes in specific markets in both competition for loans and local economies. This assessment involves a high degree of management judgment as well as higher amounts of uncertainty. Assessment of the adequacy of the allowance is a dynamic process that requires management to continually refine the process as markets, economic conditions, and the company change. Differences between actual loss experiences and estimated events are compared on a quarterly basis, allowing management to regularly modify loss provisions as deemed appropriate based on market conditions and other factors previously described.

The results of this analysis at December 31, 1999, indicate an increase in the amount allocated to the commercial category resulting from recent increases in Peoples' commercial loans outstanding. The amount allocated to the remaining categories and the unallocated portion reflect the growth in the portfolios and changes in economic conditions. Management expects continued loan growth in 2000 and believes that future provision expense will modestly increase, dependent on loan delinquencies, portfolio risk, overall loan growth, and general economic conditions in Peoples' markets.

Peoples' consumer loan net chargeoffs continue to comprise the largest portion total net chargeoffs, reaching $628,000 in 1999 and accounting for 55.9% of total net chargeoffs. In comparison to 1998, consumer loan net chargeoffs decreased $214,000 (or 25.4%) due to decreased indirect and direct personal loan chargeoffs. Commercial loan net chargeoffs totaled $262,000 in 1999, an increase of $216,000 over 1998. Although commercial loan net chargeoffs in 1999 grew significantly higher in comparison to 1998, management believes 1999's results are more reflective of Peoples' historical commercial loan chargeoff experience. Credit card chargeoffs decreased $75,000 in comparison to 1998, resulting in credit card net chargeoffs decrease to $179,000 in 1999. Real estate loan net chargeoffs were insignificant in 1999, demonstrating the quality of the portfolio.

Nonperforming assets (which include loans classified as nonaccrual, renegotiated loans, and other real estate owned) as a percentage of outstanding loans were 0.31% at December 31, 1999, compared to 0.26% at December 31, 1998. Nonaccrual loans and renegotiated loans totaled $1,109,000 and $747,000, respectively, at year-end 1999, compared to $687,000 and $392,000, respectively, at year-end 1998. Other real estate owned totaled $207,000 at year-end 1999 compared to $396,000 at December 31, 1998. Management believes the current level of nonperforming loans is below peer group levels and is a reflection of the overall quality of Peoples' loan portfolio.

Management also evaluates Peoples' loan portfolio quality by monitoring the amount of loans past due 90 days or more. At December 31, 1999, loans past due 90 days or more totaled $249,000, a decrease of $246,000 (or 50.0%) compared to $495,000 at year-end 1998.

A loan is considered impaired when, based on current information and events, it is probable that Peoples will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of potential impaired loan losses is generally based on the present value of expected future cash flows discounted at the loan's historical effective interest rate, or the fair value of the collateral if the loan is collateral dependent. If foreclosure is probable, impairment loss is measured based on the fair value of the collateral. At December 31, 1999, Peoples had an insignificant amount of loans that were considered impaired. Management will continue to monitor the status of impaired loans, including performing and non-performing loans. The allowance for loan losses is deemed to be adequate to absorb losses inherent in the portfolio at December 31, 1999.

Funding Sources
Peoples considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for Peoples, totaling $728.2 million, or 75.4% of Peoples' funding sources at December 31, 1999.

Non-interest bearing deposits remain a core funding source for Peoples. At December 31, 1999, non-interest bearing balances totaled $83.3 million, a $2.4 million (or 2.9%) increase compared to year-end 1998. Management intends to continue to focus on maintaining its base of lower-costing funding sources, through product offerings that benefit customers who increase their relationship with Peoples by using multiple products and services.

Interest-bearing deposits totaled $644.9 million at December 31, 1999, an increase of $11.7 million (or 1.8%) compared to year-end 1998. On a percentage basis, interest-bearing transaction accounts were the largest growth component of Peoples' deposits. Interest-bearing transaction accounts averaged $213.3 million in 1999, a $45.3 million (or 27.0%) increase over 1998's average. In the first half of 1999, Peoples experienced attrition of maturing, short-term certificates of deposit as rate sensitive customers looked to maximize their investments by comparing rates offered by Peoples' competitors. In the second half of 1999, Peoples offset this attrition by offering a "special" 15-month CD which offered an attractive rate of return. In late 1999, Peoples replaced the 15-month CD special with an attractive 25-month CD special to lessen Peoples' short-term interest rate sensitivity. Management will continue to emphasize deposit-gathering in 2000 by offering special "relationship accounts" (both non-interest bearing and interest-bearing) based on other products and services offered by Peoples. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Peoples' strategic goals.

Along with traditional deposits, Peoples accesses both short-term and long-term borrowings to fund its operations and investments. Peoples' short-term borrowings consist of federal funds purchased, corporate deposits held in overnight repurchase agreements, wholesale funds such as term repurchase agreements, and various FHLB borrowings. At December 31, 1999, short-term borrowings totaled $87.4 million, an increase of $54.9 million over year-end 1998.

Increases in term repurchase agreements (utilized in Peoples' Leverage Strategy) and short-term FHLB borrowings contributed to growth in Peoples' short-term borrowings. At the end of 1999, Peoples had total short-term, national market repurchase agreement balances of $34.0 million compared to no balance held at year-end 1998. At December 31, 1999, short-term, national market repurchase agreements comprised the largest component of Peoples' short-term borrowings. At December 31, 1999, Peoples had $22.5 million in short-term FHLB advances compared to $0.7 million advanced at year-end 1998. Short-term FHLB advances and short-term, national market repurchase agreements were accessed heavily at the end of 1999 to fund Peoples' Y2K cash reserves for potentially large customer deposit withdrawals. In general, Peoples accesses this funding source at various times to balance liquidity needs.

The second largest component of short-term borrowings consisted of balances in corporate repurchase agreements, which totaled $30.5 million at December 31, 1999, compared to $31.7 million at year-end 1998. Management anticipates that corporate repurchase agreement balances will remain relatively stable in 2000.

In addition to traditional deposits and short-term borrowings, Peoples maintains long-term borrowing capacity with the FHLB. Long-term FHLB advances totaled $147.9 million at December 31, 1999, compared to $38.0 million at year-end 1998. In the second quarter of 1999, Peoples advanced $110 million in long-term FHLB borrowings to fund investment securities purchased in the Leverage Strategy. The FHLB advances were primarily 10-year borrowings, with fixed rate features for periods of two, three, or four years, depending on the specific advance. Each advance has the opportunity to reprice after its initial fixed rate period (at the discretion of the FHLB), and Peoples has the option to prepay any repriced advance without penalty, or allow the borrowing to reprice to a LIBOR based, variable product. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.

Peoples also has a long-term note with an unaffiliated financial institution. The original principal balance of the note was $3.0 million and was used to finance an acquisition in early 1997. At December 31, 1999, the balance was $2.4 million, a decrease of $0.3 million since year-end 1998. Principal payments began in 1998 and continue semi-annually over the next three years.

Capital/Stockholders' Equity
During the year ended December 31, 1999, stockholders' equity decreased approximately $13.1 million (or 15.3%) to $72.9 million. This decrease resulted primarily from the 1999 Stock Repurchase Program and increased net unrealized holding losses on available-for-sale securities. In 1999, Peoples had net income of $10.7 million and paid dividends of $3.4 million, a dividend payout ratio of 31.79% of earnings, compared to a ratio of 30.38% in 1998. Management believes recent dividends represent an acceptable payout ratio for Peoples and anticipates similar payout ratios in future periods through quarterly dividends. At December 31, 1999, the adjustment for the net unrealized holding loss on available-for-sale securities, net of deferred income taxes, totaled $7.6 million, a change of $11.2 million since year-end 1998. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' balance sheet are more sensitive to the changing market values of investments. The changes in market value of Peoples' investment portfolio directly impacted Peoples' stockholders' equity. Management believes Peoples' capital continues to provide a strong base for profitable growth.

Peoples has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Peoples' risk-based capital ratios can be found in Note 13 of the Notes to the Consolidated Financial Statements. At December 31, 1999, Peoples' and each of its banking subsidiaries' risk-based capital ratios were above the minimum standards for a well-capitalized institution. Peoples' risk-based capital ratio of 14.30% at December 31, 1999, is well above the well-capitalized standard of 10%. Peoples' Tier 1 capital ratio of 12.57% also exceeded the well-capitalized minimum of 6%. The Leverage ratio at year-end 1999 was 8.29% and was also above the well-capitalized standard of 5%.

In 1999, Peoples' enhanced its risk-based capital ratios through strategic leveraging of the its equity base. Peoples' capital ratios provide quantitative data demonstrating the strength and future opportunities for use of Peoples' capital base. Management continues to evaluate risk-based capital ratios and the capital position of Peoples and each of its banking subsidiaries as part of its strategic decision process.

In April 1999, Peoples announced its 1999 Stock Repurchase Program, under which it purchased 346,500 common shares (adjusted for 10% stock dividend issued March 14, 2000) during 1999 (approximately 5% of outstanding common shares) in open market and privately negotiated transactions. These common shares were repurchased at a weighted-average price of $24.36 per share (adjusted for 10% stock dividend issued March 14, 2000), totaling $8.4 million.

On December 10, 1999, Peoples announced intentions to repurchase 2.5% of Peoples' outstanding common shares (or 165,000 common shares) from time to time in open market or privately negotiated transactions ("2000 Stock Repurchase Program"). The timing of the purchases and the actual number of common shares purchased have depended and will depend on market conditions. The 2000 Stock Repurchase Program will expire December 31, 2000. At February 29, 2000, Peoples has purchased 20,516 shares under the 2000 Stock Repurchase Program at a weighted average price of $17.28 per share.

In June, 1998, Peoples implemented a formal plan to purchase treasury shares for use in its stock option plans. The formal plan serves as the basis for treasury purchases in anticipation of Peoples' projected stock option exercises and is based upon specific criteria related to market prices, as well as the number of common shares expected to be reissued under Peoples' stock option plans. Under the plan, Peoples is currently authorized to repurchase 18,150 common shares each quarter. During 1999, Peoples purchased 69,300 treasury shares at a weighted-average price of $23.75 per share, totaling $1.6 million. Management expects to purchase similar share amounts in future quarters for use in its stock option plans. Future changes, if any, to Peoples' systematic share repurchase program may be necessary to respond to the number of common shares expected to be reissued for Peoples' stock option plans.
Management intends to continue its systematic quarterly treasury share program.

Peoples also maintains the Peoples Bancorp Inc. Deferred Compensation Plan ("Deferred Compensation Plan") for the directors of Peoples and its subsidiaries. The Deferred Compensation Plan is designed to recognize the value to Peoples of the past and present service of its directors and encourage their continued service through implementation of a deferred compensation plan. The Deferred Compensation Plan allows directors to direct the fees earned for their services into deferred accounts that are either invested in Peoples' common shares or a time deposit, at the specific director's discretion at the time of entering the Plan. As a result and in accordance with accounting regulations, the account balances invested in Peoples common shares are reported as treasury stock in Peoples' financial statements. At December 31, 1999, the Deferred Compensation Plan and its participants were entitled to $0.9 million of Peoples common shares, which is a reduction to the equity balance of Peoples. Management does not expect the Deferred Compensation Plan to have a material impact on future financial statements or results of operations of Peoples.

Liquidity and Interest Rate Sensitivity
The objective of Peoples' asset/liability management function is to maintain consistent growth in net interest income within Peoples' policy guidelines. This objective is accomplished through management of Peoples' balance sheet liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels, and customer preferences.

Interest Rate Risk
The most significant market risk resulting from Peoples' normal course of business, extending loans and accepting deposits, is interest rate risk. Interest rate risk is the potential for economic loss due to future interest rate changes which can impact both the earnings stream as well as market values of financial assets and liabilities. Peoples' management has charged the Asset/Liability Committee (ALCO) with the overall management of Peoples' and its subsidiary banks' balance sheets and off-balance sheet transactions related to the management of interest rate risk. The ALCO strives to keep Peoples focused on the future, anticipating and exploring alternatives, rather than simply reacting to change after the fact.

To this end, the ALCO has established an interest risk management policy that sets the minimum requirements and guidelines for monitoring and controlling the level and amount of interest rate risk. The objective of the interest rate risk policy is to encourage management to adhere to sound fundamentals of banking while allowing sufficient flexibility to exercise the creativity and innovations necessary to meet the challenges of changing markets. The ultimate goal of these policies is to optimize net interest income within the constraints of prudent capital adequacy, liquidity, and safety.

The ALCO relies on different methods of assessing interest rate risk including simulating net interest income, monitoring the sensitivity of the net present market value of equity or economic value of equity, and monitoring the difference or gap between maturing or rate-sensitive assets and liabilities over various time periods. The ALCO places emphasis on simulation modeling as the most beneficial measurement of interest rate risk do to its dynamic measure. By employing a simulation process that measures the impact of potential changes in interest rates and balance sheet structures and by establishing limits on changes in net income and net market value, the ALCO is better able to evaluate the possible risks associated with alternative strategies.

The simulation process starts with a base case simulation which represents projections of current balance sheet growth trends. Base case simulation results are prepared under a flat interest rate forecast and at least two alternative interest rate forecasts, one rising and one declining, assuming parallel yield curve shifts. Comparisons showing the earnings variance from the flat rate forecast illustrate the risks associated with the current balance sheet strategy. When necessary, additional balance sheet strategies are developed and simulations prepared. These additional simulations are run with the same interest rate forecasts used with the base case simulation and/or using non-parallel yield curve shifts. The additional strategies are used to measure yield curve risk, prepayment risk, basis risk, and index lag risk inherent in the balance sheet. Comparisons showing the earnings and equity value variance from the base case provide the ALCO with information concerning the risks associated with implementing the alternative strategies. The results from model simulations are reviewed for indications of whether current interest rate risk strategies are accomplishing their goal and, if not, suggest alternative strategies that could. The policy calls for periodic review by the ALCO of assumptions used in the modeling.

The ALCO feels that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet have been established. To monitor the short-term exposure IRR, the ALCO has determined the earnings at risk of the bank shall not decrease more than 10% from base case for each 1% shift in interest rates. To monitor the long-term exposure IRR, management has determined Peoples' economic value of equity should not be negatively impacted by more than 40% when interest rates shift 2% and 75% when rates shift 4%, respectively. For an assessment of the current interest rate risk position, the ALCO reviews static gap measures for specific time periods focusing on one year cumulative gap. Based on historical trends and performance, the ALCO has determined that the ratio of the one year cumulative gap should be within 15% of earning assets. The following table is provided to show the earnings at risk and value at risk positions of Peoples as of December 31, 1999.


Earnings and Value at risk at December 31, 1999:
(Dollars in Thousands)

        Immediate                Estimated Increase             Estimated
   Interest Rate Change          (Decrease) in Net       Increase (Decrease) in
    (in Basis Points)             Interest Income       Economic Value of Equity
-------------------------   ----------------------------------------------------
          400                       --        --         $(10,794)      (11.7)%
          300              $    (3,186)     (7.8)%         (8,673)       (9.4)
          200                   (2,114)     (5.2)          (6,190)       (6.7)
          100                   (1,004)     (2.5)          (3,312)       (3.6)
         -100                      761       1.9            2,230         2.4
         -200                    1,514       3.7            4,832         5.3
         -300              $     2,261       5.6%           7,842         8.5
         -400                       --        --         $ 11,298        12.3 %


The interest risk analysis shows that Peoples is slightly liability sensitive. This means that downward moving interest favorably impact net interest income. The analysis also shows that for all simulations and all scenarios, Peoples is within the interest rate risk limits that ALCO has established in the policy. Peoples was within the policy limits at all measured points during the preceding year.

Due to the fact that the ALCO has significantly changed the techniques and methodologies used, a comparison to the information reported last year is impractical. However, historical information was used to generate a gap analysis with the assumptions similar to December 31, 1999. As of December 31, 1998 Peoples was liability sensitive by 2.72% of earning assets. The gap ratio for December 31, 1999 was 6.44% liability sensitive. The change between year-ends can be attributed to, in large part, short term funds secured for Y2K contingency funding. In both instances the gap ratio was within the policy range.

Liquidity
Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated and unanticipated operating cash needs, loan demand, and deposit withdrawals, without incurring a sustained negative impact on profitability. It is Peoples' policy to manage liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. The ALCO's policy for liquidity management sets limits on the net liquid position of Peoples and the concentration of non core funding sources.

The main source of liquidity for Peoples comes through deposit growth. Liquidity is also provided from cash generated from assets such as maturities, principal payments and income from loans and investment securities. During the year ended December 31, 1999, cash provided by financing activities totaled $190.8 million, while outflows from investing activity totaled $201.1 million. The majority of the increase in cash outflows from investing activities occurred as a result of Peoples' Leverage Strategy. When appropriate, Peoples takes advantage of external sources of funds such as advances from the FHLB, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates which enables Peoples to match funding with contractual maturity dates of assets. Securities in the investment portfolio that are available for sale can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile liabilities, non core deposits and brokered funds, from liquid assets, short-term investments and unpledged available-for-sale securities. As of December 31, 1998 the net liquidity position of Peoples was $146.4 million or 16.08% of total assets. As of December 31, 1999, the net liquidity position of Peoples was $132.8 million or 11.43% of total assets. The change between year-ends can be attributed to maturities in the investment portfolio used to fund loan growth. The liquidity position as of year-end was within Peoples' policy limit of -10% of total assets. The ALCO believes Peoples has sufficient liquidity to meet current obligations to borrowers, depositors, debt holders, and others.

Effects of Inflation on Financial Statements
Substantially all of Peoples' assets relate to banking and are monetary in nature. Therefore, they are not impacted by inflation in the same manner as companies in capital intensive industries. During a period of rising prices, a net monetary asset position results in loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In banks, monetary assets typically exceed monetary liabilities and therefore, as prices have increased over the past year, financial institutions experienced a modest decline in the purchasing power of their assets.

Outlook for 2000
Financial data and performance ratios for the year ended December 31, 1999, represent the results of key strategic initiatives implemented during 1999. Issuance of the Trust Preferred Securities, initiation and completion of the Leverage Strategy and the 1999 Stock Repurchase Program, combined to offer unique opportunities to Peoples to capitalize on Peoples' financial strength. With these recent strategic actions, management has enhanced several key performance indicators, in particular earnings per share and return on stockholders' equity. Peoples' future financial results will depend on the timing of stock repurchases under the 2000 Stock Repurchase Plan and other factors, such as the interest rate environment, loan demand, and availability of reasonably priced funding sources. Management continues to refine strategic plans to produce enhanced future financial performance through a combination of external growth and a focus on internal strengths. In addition, management has identified and will continue to analyze key performance indicators which quantitatively measure the relative performance of Peoples compared to prior year results.

Peoples successfully quelled any potential negative results of the much-publicized Y2K issue, resulting from computer programs written using two digits rather than four to define the applicable year. Peoples had no systems failure or miscalculations causing disruptions of operations, and is able to process transactions and engage in normal business activities. Management believes its assessment and resulting remediation measures ensured Y2K compliance in regards to mission-critical applications as well as Peoples' customers and major suppliers. Peoples expensed Y2K project costs as incurred. The total out-of-pocket cost of the Y2K compliance project did not exceed $250,000, including human resource expense which is estimated to approximate between $100,000 to $150,000. Although actual out-of-pocket expenses were less than anticipated, management increased the amount of internal human resource consumed by this project, offsetting the costs saved relative to purchases of hardware, software, and/or consulting fees.

With the consolidation of Peoples' three banking subsidiaries into Peoples Bank, NA, management will focus many efforts on the integration of Peoples' various sales processes, products, and services in 2000. The transition to a unified banking entity will enable Peoples to focus on a marketing program based on establishing consistent brand awareness of Peoples in its markets, as well as establishing the "connection" between customers and the many products and services offered by Peoples. While the consolidation is expected to provide long-term enhancement to future shareholder return via added operating efficiencies, the primary focus of the consolidation is customer retention and market share growth through improved product and service convenience and availability. The consolidation will place more of Peoples' associates in customer service positions and lessen the administrative duties experienced with three separate banking charters. The consolidation also allows Peoples' customers to access all 38 offices, 25 ATM's, and internet banking system, and connects the northeastern Kentucky markets with contiguous Oho and West Virginia markets, providing enhanced synergies and customer service opportunities in the Huntington, West Virginia - Ashland, Kentucky greater metropolitan area.

In 1999 and extending into 2000, management has initiated multiple programs designed to enhance the sales expertise and relationship building skills of Peoples' customer service representatives. These and other investments in customer service enhancements represent Peoples' strategic initiatives designed to increase current and potential customer relationships within Peoples. Management will continue to invest in sales training and other professional expenses as Peoples' sales process evolves.

In addition to intensified sales and education efforts, on January 26, 2000, The Peoples Banking and Trust Company opened its third sales facility within a West Virginia Wal-Mart superstore in South Parkersburg. This new office will increase Peoples' visibility in the Wood County, West Virginia market and give Peoples' personal bankers better access to an increased number of shoppers compared to a traditional banking center. The South Parkersburg Wal-Mart office complements Peoples' existing full-service banking center in Parkersburg and other nearby communities. Management is pleased with the early results of Peoples' new Wal-Mart offices and is encouraged by the sales momentum generated in these offices.

Continuing Peoples' emphasis on electronic product delivery and expanding delivery choices for Peoples' customers, The Peoples Banking and Trust Company began offering a fully integrated internet banking system ("Internet Banking System" or "Peoples OnLine Connection") in late 1999. Peoples OnLine Connection allows customers to perform online transactions, pay bills, view account history, stop payment, open accounts, change address, reorder checks, purchase savings bonds and complete other financial transactions. Peoples OnLine Connection is an on-line service that offers real time transaction capability and portability for the customer. Peoples intends to satisfy customer demand for internet banking in the markets it serves while providing a link to its history of needs-based selling and community-minded service. Peoples OnLine Connection acts as the conduit of financial information for many of Peoples' customers and is being offered in conjunction with Peoples' PC-based cash management/home banking product used primarily by commercial customers. Peoples will continue to strive to meet future customer service challenges through its wide array of delivery channels, using technology and traditional methods in the manner that best fits each customer. Management recognizes the importance of electronic financial services to its customer base and continues to focus efforts designed to enhance this process and allow customers almost unlimited banking products and services at their convenience.

In the future, management will continue to research alternative methods of enhancing revenue streams by reorganizing and revitalizing its sales management process. Areas of focus will include enhancement of non-interest income streams, including asset management fees (such as fiduciary fees, insurance revenues, etc.), electronic banking revenues, low income housing tax credits, and other investments. Peoples Bank, the resulting banking entity of the aforementioned consolidation, will continue to offer a wide array of banking products and services. Two new operating divisions will be created to allow associates to better focus on customer needs: Peoples Investments will provide customer-tailored solutions for fiduciary needs, investment alternatives, and other asset management capabilities; and Peoples Insurance will provide a full set of life, property and casualty insurance products and services.

Mergers and acquisitions remain a viable strategic option for the continued growth of Peoples' operations and scope of customer service. Future acquisitions, if they occur, may not be limited to specific geographic location or proximity to current markets. Management will continue to focus its energies on review and research of possible mergers, consolidations, banking center purchases, or insurance agency acquisitions as a means of acquiring sales centers that complement existing company locations and sales strategies. Ultimately, acquisitions will depend upon financial service opportunities that complement Peoples' core competencies and strategic intent. Management considers mergers and acquisitions to be a viable method of enhancing Peoples' earnings potential and will continue to pursue appropriate business opportunities as they develop.

Management continues to position Peoples for the future of financial services without sacrificing a compatible focus on community-based values. Since many products and services in the financial services industry are easily copied, Peoples focus is to deliver these products and services better, faster, and more efficiently than competitors. One of the driving forces of Peoples is to create and maintain multiple-product relationships with customers where Peoples is our clients' first choice for financial services by combining the financial products and delivery systems of tomorrow with today's service, convenience, and commitment to our communities. Peoples' goal is to be a high-performing community bank, focusing efforts to provide shareholders at least a 15% annual return on their investment. In 2000 and going forward, Peoples will work to achieve these goals by growing the relationship of existing customers to optimize the client's full-service connection, increasing market share in markets where Peoples does not have significant presence; continuing to create a business environment where clients can access traditional banking products and services, investment services, and insurance products in the most convenient manner possible; working to create a model that identifies new ways to fill customers' investment and insurance needs; and expanding Peoples' e-commerce capabilities through Peoples OnLine Connection.

Management concentrates on several key performance indicators to measure and direct performance of Peoples. While past results are not an indication of future earnings, management believes Peoples is poised to capitalize on its recent growth and initiatives to reposition Peoples' balance sheet through the combined impact of the issuance of the Trust Preferred Securities, the Leverage Strategy, and 1999 Stock Repurchase Program. Management believes that Peoples can produce enhanced future performance levels through integrated sales techniques and commitment to the strategic initiatives outlined in this section, which are designed to enhance customer service and increase future shareholder value. "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 The statements in this Form 10-K which are not historical fact are forward looking statements that involve risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of technological changes, the effect of economic conditions, the impact of competitive products and pricing, and other risks detailed in Peoples' Securities and Exchange Commission filings. Although management believe that the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management's knowledge of Peoples' business and operations, it is possible that actual results may differ materially from these projections.

Comparison of 1998 to 1997
Peoples reported an increase in net income of 16.7%, to $10,045,000 in 1998 from $8,605,000 in 1997. This increase in earnings provided basic and diluted earnings per share of $1.44 and $1.40, respectively, for the year ended December 31, 1998, compared to $1.37 and $1.32 in 1997. Peoples' core earnings increased due to stronger earnings in existing business units and additional revenue streams associated with business acquisitions.

For the year ended December 31, 1998, return on average assets was 1.20%, compared to 1.29% in 1997. Increased income streams from business acquisitions were offset by amortization of intangibles assumed in such purchases, resulting in lower ROA levels compared to previous periods. In 1998, return on stockholders' equity declined to 12.21% compared to 14.33% in 1997. ROE decreased in 1998 primarily due to issuance of approximately $15.35 million of capital stock (548,208 shares) for the purchase of Gateway Bancorp, Inc. in December, 1997. As a result, the increase in total equity had a significant impact on ROE for the year ended December 31, 1998.

Total assets reached $880.3 million at December 31, 1998, up $122.1 million compared to year-end 1997. Asset growth can be attributed primarily to the assets and liabilities acquired in the West Virginia Banking Center Acquisition. Net cash received in the West Virginia Banking Center Acquisition was redeployed primarily into investment securities, which increased $61.3 million (or 35.2%) from year-end 1997 to $235.6 million at December 31, 1998. Loan demand in Peoples' established markets, loans acquired through the West Virginia Banking Center Acquisition, and loans purchased from external sources combined to increase loan balances $45.2 million (or 8.8%) to $558.4 million at year-end 1998. Loan growth occurred primarily in the commercial loan area.

Peoples recorded net interest income of $33,148,000 in 1998, an increase of 15.8% compared to 1997, as total interest income reached $63,645,000 and interest expense totaled $30,497,000. Net interest margin decreased in 1998 to 4.47% from 4.74% in 1997. Yield on earning assets totaled 8.45% in 1998, compared to 8.81% the prior year. A significant contributor to this decline was the decrease in Peoples' investment portfolio yield, which dropped 44 basis points to 6.58% in 1998, reflecting the reinvestment of higher-yielding, maturing investments into lower-yielding instruments. Loan yields decreased to 9.21% in 1998 compared to 9.30% in 1997. Compared to 1997, cost of interest-bearing liabilities decreased 13 basis points to 4.54% in 1998. Deposit costs decreased due to a combination of lowering time deposit rates, the acquisition of lower interest cost funding sources from the West Virginia Banking Center Acquisition, and the implementation of regional pricing in selected markets served by Peoples.

Loans continued to be the largest earning asset component for Peoples. Loans totaled $567.9 million at December 31, 1998, an increase of $46.3 million (or 8.9%) compared to year-end 1997. During 1998, growth occurred internally in Peoples' existing markets and also from other sources, such as $8.3 million of loans purchased in the West Virginia Banking Center Acquisition and $11.8 million of commercial loans purchased from an unrelated financial institution in the fourth quarter of 1998. Average loans totaled 85.5% of average deposits in 1998, up from 84.0% at year-end 1997.

Peoples' provision for loan losses totaled $2,325,000 in 1998, down $264,000 compared to 1997, a decrease of 10.2%. Overall improvement in the loan portfolio's quality and associated credit risk combined with an adequate allowance for loan losses provided the basis to reduce the provision for loan losses during 1998. At December 31, 1998, Peoples' allowance for loan losses as a percentage of total loans was 1.67%, compared to a year-end 1997 ratio of 1.60%.

Non-interest income (excluding securities transactions) from operations in 1998 totaled $6,820,000, an increase of 14.3% compared to 1997. In 1998, account service charge income related to deposits increased $351,000 (or 15.9%) to $2,553,000. Several factors contributed to this growth, including the West Virginia Banking Center Acquisition and its associated $121 million in deposits, which provided the base for increased fee income in the last six months of 1998. Income from fiduciary activities totaled $2,325,000, an increase of 6.8% compared to 1997. In 1998, total fees related to electronic banking reached $596,000, up $120,000 (or 25.3%) over the prior year. These increases were primarily due to revenues related to Peoples' growing debit card program as well as non-customer activity in Peoples' network of ATM's, which caused a corresponding increase in ATM-related revenues.

For the year ended December 31, 1998, non-interest expense totaled $23,276,000, up $4,011,000 (or 20.8%) compared to 1997. When comparing 1998 non-interest expense to 1997, it is important to consider the non-interest expense related to business acquisitions. Acquisitions, and the related salaries and employee benefits and increased depreciation expense, comprised the majority of the increase in non-interest expense in 1998. Non-operational items also contributed to the increase in non-interest expense. In particular, amortization of intangibles totaled $2,093,000 (up $955,000) compared to $1,138,000 in 1997.
This increase is due to completion in 1998 of the West Virginia Banking Center Acquisition as well as amortization expense related to December 1997's Gateway Bancorp Acquisition. Compared to 1997, salaries and benefits expense increased $957,000 (or 11.4%) to $9,315,000 in 1998. In 1998, furniture and equipment expenses totaled $1,728,000, up $227,000 (or 15.1%) compared to 1997. Net occupancy expense totaled $1,597,000 in 1998, an increase of $300,000 (or 23.1%) compared to the previous year. These increases can be attributed primarily to the depreciation of the assets purchased in business acquisitions (in particular the West Virginia Banking Center Acquisition), and the completion of various branch banking office construction projects during 1998.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------
Please refer to pages 28 and 29 in Item 7 of this Form 10-K.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

The Consolidated Financial Statements and accompanying notes, and the report of independent auditors, are set forth immediately following Item 9 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------

No response required.


PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except Share Data)
                                                                             December 31,

Assets                                                                    1999           1998
Cash and cash equivalents:
     Cash and due from banks ....................................   $    42,713    $    27,048
     Interest-bearing deposits in other banks ...................         1,038          3,373
     Federal funds sold .........................................            --          9,700
----------------------------------------------------------------------------------------------
          Total cash and cash equivalents .......................        43,751         40,121
----------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value
   (amortized cost of $340,082 in 1999 and $230,049 in 1998) ....       328,306        235,569
----------------------------------------------------------------------------------------------

Loans, net of deferred fees and costs ...........................       659,833        567,917
Allowance for loan losses .......................................       (10,264)        (9,509)
----------------------------------------------------------------------------------------------

          Net loans .............................................       649,569        558,408
----------------------------------------------------------------------------------------------

Bank premises and equipment, net ................................        15,321         14,826
Other assets ....................................................        38,503         31,360
----------------------------------------------------------------------------------------------

               Total assets .....................................   $ 1,075,450    $   880,284
----------------------------------------------------------------------------------------------

Liabilities
Deposits:
     Non-interest bearing .......................................   $    83,267    $    80,884
     Interest bearing ...........................................       644,940        633,284
----------------------------------------------------------------------------------------------
          Total deposits ........................................       728,207        714,168
----------------------------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased and securities sold
               under agreements to repurchase ...................        64,989         31,814
     Federal Home Loan Bank advances ............................        22,450            700
----------------------------------------------------------------------------------------------
          Total short-term borrowings ...........................        87,439         32,514
----------------------------------------------------------------------------------------------

Long-term borrowings ............................................       150,338         40,664
Accrued expenses and other liabilities ..........................         7,606          6,924
----------------------------------------------------------------------------------------------
               Total liabilities ................................       973,590        794,270
----------------------------------------------------------------------------------------------

Guaranteed preferred beneficial interests in
               junior subordinated debentures ...................        28,986             --

Stockholders' Equity
Common stock, no par value, 12,000,000 shares
       authorized, 6,387,509 shares issued in
       1999 and 5,790,148 issued in 1998 including
       shares in treasury .......................................        65,043         50,807
Accumulated comprehensive income, net of deferred income taxes ..        (7,654)         3,588
Retained earnings ...............................................        26,241         33,441
----------------------------------------------------------------------------------------------
                                                                         83,630         87,836
Treasury stock, at cost, 398,662 shares in 1999
          and 52,031 shares in 1998 .............................       (10,756)        (1,822)
----------------------------------------------------------------------------------------------
               Total stockholders' equity .......................        72,874         86,014
----------------------------------------------------------------------------------------------
               Total liabilities, minority interests
                     and stockholders' equity ...................   $ 1,075,450    $   880,284
----------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.



PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


(Dollars in Thousands, except Per Share Data)
                                                                                    Year ended December 31,
                                                                            1999                 1998                 1997
Interest Income:
     Interest and fees on loans                                    $      53,223        $      48,857        $      43,451
     Interest and dividends on:
          Obligations of U.S. Government and its agencies                 13,450                9,500                7,255
          Obligations of states and political subdivisions                 2,261                1,886                1,324
     Other interest income                                                 3,412                3,402                1,806
---------------------------------------------------------------------------------------------------------------------------
               Total interest income                                      72,346               63,645               53,836
---------------------------------------------------------------------------------------------------------------------------
Interest Expense:
     Interest on deposits                                                 25,956               26,051               22,282
     Interest on short-term borrowings                                     2,655                2,241                1,023
     Interest on long-term borrowings                                      5,647                2,205                1,911
---------------------------------------------------------------------------------------------------------------------------
               Total interest expense                                     34,258               30,497               25,216
---------------------------------------------------------------------------------------------------------------------------
               Net interest income                                        38,088               33,148               28,620
Provision for loan losses                                                  1,878                2,325                2,589
---------------------------------------------------------------------------------------------------------------------------
               Net interest income after provision for loan losses        36,210               30,823               26,031
---------------------------------------------------------------------------------------------------------------------------

Other Income:
     Service charges on deposit accounts                                   3,081                2,553                2,202
     Income from fiduciary activities                                      2,634                2,325                2,176
     (Loss) gain on securities transactions                                 (104)                 418                  (28)
     Other                                                                 1,918                1,942                1,588
---------------------------------------------------------------------------------------------------------------------------
               Total other income                                          7,529                7,238                5,938
---------------------------------------------------------------------------------------------------------------------------

Other Expenses:
     Salaries and employee benefits                                       11,824               10,096                9,234
     Net occupancy                                                         1,839                1,597                1,297
     Equipment                                                             1,787                1,728                1,501
     Insurance                                                               330                  293                  242
     Supplies                                                                661                  779                  516
     Taxes other than income taxes                                           681                  705                  735
     Amortization of intangibles                                           2,639                2,093                1,138
     Trust preferred expense                                               1,840                   --                   --
     Other                                                                 6,596                5,985                4,602
---------------------------------------------------------------------------------------------------------------------------
               Total other expenses                                       28,197               23,276               19,265
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                15,542               14,785               12,704
---------------------------------------------------------------------------------------------------------------------------
Income taxes:
     Current                                                               4,556                4,869                3,941
     Deferred                                                                268                 (129)                 158
---------------------------------------------------------------------------------------------------------------------------
Total income taxes                                                         4,824                4,740                4,099
---------------------------------------------------------------------------------------------------------------------------

Net income                                                        $       10,718       $       10,045       $        8,605
---------------------------------------------------------------------------------------------------------------------------

Earnings per share:
     Basic                                                        $         1.57       $         1.44       $         1.37
---------------------------------------------------------------------------------------------------------------------------
     Diluted                                                      $         1.53       $         1.40       $         1.32
---------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares outstanding:
     Basic                                                             6,846,071            6,975,989            6,303,782
---------------------------------------------------------------------------------------------------------------------------
     Diluted                                                           7,023,921            7,186,616            6,502,386
---------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.



PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in Thousands)                                                              Accumulated
                                                                                       Other
                                                  Common Stock         Retained    Comprehensive      Treasury
                                               Shares      Amount      Earnings        Income (1)      Stock       Total
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                    3,445,075   $  34,349  $   20,470         $   1,428   $     (54)  $   56,193
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income                                                            8,605                                      8,605
    Other comprehensive income, net of tax:
       Unrealized gains on
available-for-sale securities,
         net of reclassification adjustment                                                   941                      941
                                                                                                                  ---------
             Total comprehensive income                                                                              9,546
Purchase of treasury stock, 10,150 shares                                                                (327)        (327)
Exercise of common stock options (reissued
12,150
     treasury shares)                            9,173          (67)                                      381          314
Issuance of common stock under dividend
     reinvestment plan                          11,486          370                                                    370
Cash dividends declared of $0.41 per share                               (2,627)                                    (2,627)
Issuance of common stock to purchase Gateway
     Bancorp, Inc.                             365,472       15,349                                                 15,349
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                   3,831,206       50,001      26,448             2,369           0       78,818
---------------------------------------------------------------------------------------------------------------------------
Adjustment for the effect of 3-for-2
     common stock split                      1,915,603
Comprehensive income:
    Net income                                                           10,045                                     10,045
    Other comprehensive income, net of tax:
       Unrealized gains on
available-for-sale securities
          net of reclassification adjustment                                                1,219                    1,219
                                                                                                                  --------
             Total comprehensive income                                                                             11,264
Purchase of treasury stock, 71,057 shares                                                              (2,059)      (2,059)
Exercise of common stock options (reissued
19,026
     treasury shares)                           28,451          370                                       237          607
Issuance of common stock under dividend
     reinvestment plan                          14,888          436                                                    436
Cash dividends declared of $0.44 per share                              (3,052)                                     (3,052)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                   5,790,148       50,807     33,441              3,588      (1,822)      86,014
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income                                                          10,718                                      10,718
    Other comprehensive income, net of tax:
       Unrealized losses on
available-for-sale securities
          net of reclassification adjustment                                              (11,242)                 (11,242)
                                                                                                                  ---------
             Total comprehensive income                                                                               (524)
Purchase of treasury stock, 379,636 shares                                                            (10,256)     (10,256)
Sale of treasury stock, 191 shares                                                                          5            5
10% stock dividend                             579,505       14,512    (14,512)
Exercise of common stock options (reissued
43,368
     treasury shares)                                          (838)                                    1,317          479
Tax benefit from exercise of stock options                      121                                                    121
Issuance of common stock under dividend
     reinvestment plan                          17,856          441                                                    441
Cash dividends declared of $0.50 per share                              (3,406)                                     (3,406)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                    6,387,509   $  65,043  $  26,241          $(7,654)    $ (10,756)  $   72,874
---------------------------------------------------------------------------------------------------------------------------

(1) Disclosure of reclassification amount for the                                          1999          1998         1997
years ended:
Net unrealized (depreciation) appreciation arising during period,                     $ (11,310)    $   1,491   $      923
net of tax
Less: reclassification adjustment for net (losses) gains included in net income, net        (68)          272          (18)
of tax
---------------------------------------------------------------------------------------------------------------------------
Net unrealized (depreciation) appreciation on investment securities                   $ (11,242)    $   1,219   $      941
---------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.



PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                                              Year ended December 31,
                                                                            1999                1998              1997
Cash flows from operating activities:
     Net income                                                      $    10,718        $     10,045       $     8,605
     Adjustments to reconcile net income to net cash provided:
             Provision for loan losses                                     1,878               2,325             2,589
             Loss (gain) on securities transactions                          104                (418)               28
             Depreciation, amortization, and accretion                     4,997               5,095             2,648
             Increase in interest receivable                              (1,572)               (630)             (811)
             Increase (decrease) in interest payable                         712                 257              (129)
             Deferred income tax expense (benefit)                           268                (129)              158
             Deferral of loan origination fees and costs                      (1)                 56              (118)
             Other, net                                                   (3,225)             (3,325)             (757)
-----------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities               13,879              13,276            12,213
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of available-for-sale securities                         (174,750)           (138,141)          (34,035)
     Proceeds from sales of available-for-sale securities                 21,565              20,349             5,309
     Proceeds from maturities of available-for-sale securities            43,507              58,964            26,244
     Net increase in loans                                               (92,169)            (26,955)          (59,026)
     Purchase of loans                                                        --             (11,772)               --
     Expenditures for premises and equipment                              (2,156)             (3,011)           (1,184)
     Proceeds from sales of other real estate owned                          277                 200               144
     Acquisitions, net of cash received                                    4,010             100,170            19,844
     Investment in limited partnership and tax credit funds               (1,336)             (2,036)               --
-----------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                 (201,052)             (2,232)          (42,704)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net increase (decrease) in non-interest bearing deposits                576               5,234            (1,749)
     Net increase (decrease) in interest bearing deposits                  8,331             (19,489)           32,335
     Net increase (decrease) in short-term borrowings                     54,925              (3,596)           13,039
     Proceeds from long-term borrowings                                  127,000              37,973             6,000
     Payments on long-term borrowings                                    (17,326)            (25,886)           (6,623)
     Cash dividends paid                                                  (2,926)             (2,538)           (2,184)
     Purchase of treasury stock                                          (10,255)             (2,059)             (327)
     Proceeds from issuance of common stock for stock options                478                 607               314
     Proceeds from issuance of Trust Preferred Securities                 30,000                  --                --
-----------------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) financing activities    190,803              (9,754)           40,805
-----------------------------------------------------------------------------------------------------------------------
                  Net increase in cash and cash equivalents                3,630               1,290            10,314
Cash and cash equivalents at beginning of year                            40,121              38,831            28,517
----------------------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of year           $    43,751        $     40,121        $   38,831
----------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
     Interest paid                                                   $    29,760        $     26,831        $   21,732
 ---------------------------------------------------------------------------------------------------------------------
     Income taxes paid                                               $     4,035        $      5,542        $    3,197
 ---------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:
The accounting and reporting policies of Peoples Bancorp Inc. and Subsidiaries ("Peoples") conform to accounting principles generally accepted in the United States and to general practices within the banking industry. Peoples considers all of its principal activities to be banking related. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts to conform to the 1999 presentation.

The following is a summary of significant accounting policies followed in the preparation of the financial statements:

Principles of Consolidation:
The consolidated financial statements include the accounts of Peoples Bancorp Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents:
Cash and cash equivalents include cash and due from banks, interest bearing deposits in other banks, and federal funds sold, all with original maturities of ninety days or less.

Investment Securities:
Management determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that Peoples has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to Peoples' liquidity needs, changes in market interest rates, and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses reported in a separate component of other comprehensive income, net of applicable deferred income taxes. The cost of securities sold is based on the specific identification method.

Allowance for Loan Losses:
The allowance for loan losses is maintained at a level believed adequate by management to absorb losses in the loan portfolio. Management's determination of the adequacy of the allowance for loan losses is based on a quarterly evaluation of the portfolio, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, and other relevant factors. This evaluation is inherently subjective and requires management to make estimates of the amounts and timing of future cash flows on impaired loans, consisting primarily of non-accrual and restructured loans. The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

Bank Premises and Equipment:
Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets.

Other Real Estate:
Other real estate owned, included in other assets on the consolidated balance sheet, represents properties acquired by Peoples' subsidiary banks in satisfaction of a loan. Real estate is recorded at the lower of cost or fair value based on appraised value at the date actually or constructively received, less estimated costs to sell the property.

Intangibles:
Intangible assets representing the present value of future net income to be earned from deposits are being amortized on an accelerated basis over a ten year period. The excess of cost over the fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over periods ranging from 10 to 15 years. Income Recognition: Interest income is recognized by methods which result in level rates of return on principal amounts outstanding. Amortization of premiums has been deducted from and accretion of discounts has been added to the related interest income. Nonrefundable loan fees and direct loan costs are deferred and recognized over the life of the loan as an adjustment of the yield. Subsidiary banks discontinue the accrual of interest when, in management's opinion, collection of all or a portion of contractual interest has become doubtful, which generally occurs when a loan is 90 days past due. When deemed uncollectible, previously accrued interest recognized in income in the current year is reversed and interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-accrual loans is included in income only if principal recovery is reasonably assured. A non-accrual loan is restored to accrual status when it is brought current, has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer in doubt.

Interest Rate Risk Management:
The premium paid to purchase interest rate floors is included in other assets and amortized to interest expense over the original term of the agreements.

Income Taxes:
Deferred income taxes (included in other assets) are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate. The components of other comprehensive income included in the Consolidated Statements of Stockholders' Equity have been computed based upon a 35% effective tax rate.

Earnings per Share:
Basic earnings per share is determined by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options.

Operating Segments:
Peoples' business activities are currently confined to one segment which is community banking. As a community banking entity, Peoples offers its customers a full range of products through various delivery channels.


2. Fair Values of Financial Instruments:
The following methods and assumptions were used by Peoples in estimating its fair value disclosures for financial instruments in accordance with SFAS No. 107:

Cash and cash equivalents:
The carrying amounts reported in the balance sheet for these captions approximate their fair values.

Investment securities:
Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices of comparable securities.

Loans:
The fair value of performing variable rate loans that reprice frequently and performing demand loans, with no significant change in credit risk, is based on carrying value. The fair value of certain mortgage loans is based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair value of other performing loans (e.g., commercial real estate, commercial and consumer loans) is estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

The fair value for significant nonperforming loans is based on either the estimated fair value of underlying collateral or estimated cash flows, discounted at a rate commensurate with the risk. Assumptions regarding credit risk, cash flows, and discount rates are determined using available market information and specific borrower information.
Deposits: The carrying amounts of demand deposits, savings accounts and certain money market deposits approximate their fair values. The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation that applies current rates offered for deposits of similar remaining maturities.

Short-term borrowings:
The carrying amounts of federal funds purchased, Federal Home Loan Bank advances, and securities sold under repurchase agreements approximate their fair values.

Long-term borrowings:
The fair value of long-term borrowings is estimated using discounted cash flow analysis based on rates currently available to Peoples for borrowings with similar terms.

Interest Rate Floors:
Fair values for interest rate floors are based on quoted market prices.

Financial instruments:
The fair value of loan commitments and standby letters of credit is estimated using the fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of these commitments approximates their carrying value.

The estimated fair values of Peoples' financial instruments are as follows:

                                          1999                       1998

                                  Carrying     Fair        Carrying        Fair
(Dollars in Thousands)             Amount      Value        Amount        Value
Financial assets:
Cash and cash equivalents          43,751       43,751       40,121       40,121
                                $            $            $            $
Investment securities             328,306      328,306      235,569      235,569
Loans                             649,919      650,128      567,917      574,820

Financial liabilities:
Deposits                        $ 728,207    $ 728,558    $ 714,168    $ 715,150
Short-term borrowings              87,439       87,439       32,514       32,514
Long-term borrowings              150,338      147,546       40,664       39,255

Off-balance sheet instruments:
Interest rate floors            $       6   $       --    $      22    $     104


Bank premises and equipment, customer relationships, deposit base, banking center networks, and other information required to compute Peoples' aggregate fair value are not included in the above information. Accordingly, the above fair values are not intended to represent the aggregate fair value of Peoples.


3. Investment Securities:
The estimated maturities presented in the tables below may differ from the contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Rates are calculated on a taxable equivalent basis using a 35% federal income tax rate. The portfolio contains no single issue (excluding U.S. Government and U.S. Agency securities) which exceeds 10% of stockholders' equity.


Securities classified as available-for-sale                        Gross          Gross
At December 31, 1999                              Amortized      Unrealized     Unrealized     Estimated
(Dollars in Thousands)                               Cost          Gains          Losses       Fair Value

U.S. Treasury securities and obligations of
    U.S. government agencies and corporations    $    105,169   $        200   $    (4,680)     $  100,689
Obligations of states and political subdivisions       36,805            125        (1,774)         35,156
Mortgage-backed securities                            152,788            203        (5,560)        147,431
Other securities                                       45,320          2,711        (3,001)         45,030
-----------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $    340,082   $      3,239   $   (15,015)     $  328,306
-----------------------------------------------------------------------------------------------------------



Maturity distribution of available-for-sale securities

                                         Contractual maturities at December 31, 1999

                          U.S. Treasury       Obligations
(Dollars in Thousands)    securities and       of states                                         Total
                          obligations of          and          Mortgage-                       available-
                         U.S. Government       political         backed           Other         for-sale
                             Agencies        subdivisions      securities       securities     securities

Within one year
   Amortized cost      $          4,333    $       1,229    $    23,078     $       400     $    29,040
   Fair value          $          4,346    $       1,239    $    22,819     $       398     $    28,802
   Yield                           5.87 %           8.16 %         6.57 %          6.36 %          6.53 %
1 to 5 years
   Amortized cost                26,318            3,552         94,924           3,395         128,189
   Fair value                    26,140            3,481         90,890           3,227         123,738
   Yield                           6.22 %           6.06 %         6.24 %          6.39 %          6.23 %
5 to 10 years
   Amortized cost                74,109            9,512         30,892          11,439         125,952
   Fair value                    69,787            9,227         29,784          10,522         119,320
   Yield                           6.45 %           7.25 %         6.57 %          7.52 %          6.64 %
Over 10 years
   Amortized cost                   409           22,512          3,894          30,086          56,901
   Fair value                       416           21,209          3,938          30,883          56,446
   Yield                           6.75 %           6.94 %         6.54 %          7.62 %          7.27 %
----------------------------------------------------------------------------------------------------------
Total amortized cost   $        105,169    $      36,805    $   152,788     $    45,320     $   340,082
Total fair value       $        100,689    $      35,156    $   147,431     $    45,030     $   328,306
Total yield                        6.37 %           6.97 %         6.36 %          7.49 %          6.58 %
----------------------------------------------------------------------------------------------------------


Securities classified as available-for-sale                        Gross          Gross
At December 31, 1998                              Amortized      Unrealized     Unrealized     Estimated
(Dollars in Thousands)                               Cost          Gains          Losses       Fair Value
U.S. Treasury securities and obligations of
    U.S. government agencies and corporations    $     49,249   $      1,034   $       (40)    $    50,243
Obligations of states and political subdivisions       44,007          1,541           (15)         45,533
Mortgage-backed securities                            104,067            811          (117)        104,761
Other securities                                       32,726          2,428          (122)         35,032
-----------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $    230,049   $      5,814   $      (294)    $   235,569
-----------------------------------------------------------------------------------------------------------



Securities classified as available-for-sale                        Gross          Gross
At December 31, 1997                              Amortized      Unrealized     Unrealized     Estimated
(Dollars in Thousands)                               Cost          Gains          Losses       Fair Value
U.S. Treasury securities and obligations of
    U.S. government agencies and corporations    $     51,304   $        751   $       (87)   $     51,968
Obligations of states and political subdivisions       24,679          1,030            (1)         25,708
Mortgage-backed securities                             76,229            467          (288)         76,408
Other securities                                       18,490          1,720            (3)         20,207
-----------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $    170,702   $      3,968   $      (379)   $    174,291
-----------------------------------------------------------------------------------------------------------

In 1999, 1998 and 1997, gross gains of $229,000, $523,000 and $3,000 and gross losses of $333,000, $105,000 and $31,000 were realized, respectively. At December 31, 1999 and 1998, investment securities having a carrying value of $112,310,000 and $105,277,000, respectively, were pledged to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.


4.  Loans:
Loans are comprised of the following at December 31:

(Dollars in Thousands)                                   1999            1998
Commercial, financial, and agricultural         $     272,219   $     212,530
Real estate, construction                              14,067          10,307
Real estate, mortgage                                 252,427         233,550
Consumer                                              121,120         111,530
------------------------------------------------------------------------------
     Total loans                                $     659,833   $     567,917
------------------------------------------------------------------------------

Changes in the allowance for loan losses for each of the three years in the period ended December 31, 1999, were as follows:

(Dollars in Thousands)                     1999            1998            1997
Balance, beginning of year          $     9,509    $      8,356    $      6,873
Charge-offs                              (1,518)         (1,645)         (1,917)
Recoveries                                  395             473             521
--------------------------------------------------------------------------------
     Net charge-offs                     (1,123)         (1,172)         (1,396)
Provision for loan losses                 1,878           2,325           2,589
Balances of acquired subsidiaries            --              --             290
--------------------------------------------------------------------------------
          Balance, end of year      $    10,264    $      9,509    $      8,356
--------------------------------------------------------------------------------


Peoples' lending is primarily focused in the local southeastern Ohio market and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending. Peoples' largest groups of business loans consist of credits to lodging and lodging related companies, as well as automobile dealer floor plans. Lodging and lodging related loans totaled $34,379,000 and $20,365,000 at December 31, 1999 and 1998, respectively. The credits were subjected to Peoples' normal commercial underwriting standards and did not present more than the normal amount of risk assumed in other lending areas. Automobile dealer floor plans totaled $17,987,000 and $15,532,000 at December 31, 1999 and 1998,
respectively. It is Peoples' policy to obtain the underlying inventory as collateral on these loans.

Peoples does not extend credit to any single borrower or group of related borrowers in excess of the combined legal lending limits of its subsidiary banks. Impaired loans at December 31, 1999 and 1998, and the average investment in impaired loans for the years then ended were immaterial to the financial statements.

In the normal course of its business, Peoples' subsidiary banks have granted loans to executive officers and directors of Peoples and to their associates. Related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectibility. The following is an analysis of activity of related party loans for the year ended December 31, 1999:


(Dollars in Thousands)
Balance, January 1, 1999          $      17,389
New loans                                16,265
Repayments                              (10,548)
Other changes                               (14)
------------------------------------------------
Balance, December 31, 1999        $      23,092
------------------------------------------------


5.  Bank Premises and Equipment:
The major categories of bank premises and equipment and accumulated depreciation are summarized as follows at December 31:

(Dollars in Thousands)                          1999              1998
Land                                  $        2,786     $       2,556
Building and premises                         16,548            15,596
Furniture, fixtures and equipment             10,380             9,740
-----------------------------------------------------------------------
                                              29,714            27,892
   Accumulated depreciation                  (14,393)          (13,066)
-----------------------------------------------------------------------
Net book value                        $       15,321     $      14,826
-----------------------------------------------------------------------

Peoples depreciates its building and premises and furniture, fixtures and equipment over estimated useful lives ranging from 5 to 20 years and 2 to 10 years, respectively. Depreciation expense was $1,972,000, $1,745,000, and $1,534,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods ranging from two to ten years. The future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1999:

(Dollars in Thousands)           Operating
Year Ending December 31            Leases
 2000                            $     297
 2001                                  268
 2002                                  243
 2003                                  225
 2004                                  197
 Thereafter                            723
-------------------------------------------
Total minimum lease payments     $   1,953
-------------------------------------------

Rent expense was $306,000, $242,000 and $163,000 in 1999, 1998 and 1997,
respectively.


6. Deposits:
Included in interest-bearing deposits are various time deposit products. The maturities of time deposits for each of the next five years and thereafter are as follows: $258,711,000 in 2000; $55,887,000 in 2001;
$9,039,000 in 2002; $4,030,000 in 2003; $3,498,000 in 2004; and $717,000
thereafter.

Deposits from related parties approximated $13.0 million and $16.5 million at December 31, 1999 and 1998, respectively.

7. Short-term Borrowings:
Short-term borrowings are summarized as follows:



                                                                       National
                                 Federal       Retail       Market    Short-term
                                  Funds      Repurchase   Repurchase     FHLB
(Dollars in Thousands)          Purchased    Agreements   Agreements   Advances
                                ---------    ----------   ----------   --------
1999
Ending balance                 $   501     $   30,478   $  34,010     $ 22,450
Average balance                    137         30,171      18,606        5,477
Highest month end balance          501         31,502      35,000       22,450
Interest expense - YTD               7          1,294       1,058          296
Weighted average interest
rate:
      End of year                 2.66 %         5.07 %      6.05 %       4.75 %
      During the year             4.89           4.29        5.69         5.40

1998
Ending balance                 $   131     $   31,683          --     $    700
Average balance                    996         31,429          --       12,534
Highest month end balance        1,725         33,457          --       59,200
Interest expense - YTD              53          1,476          --          712
Weighted average interest
rate:
      End of year                 4.18 %         4.52 %        --         5.32 %
      During the year             5.45           4.70          --         5.68


1997
Ending balance                 $    82     $   30,729          --     $  1,750
Average balance                    419         20,020          --        2,024
Highest month end balance        1,542         20,552          --        5,250
Interest expense - YTD              23            882          --          118
Weighted average interest
rate:
      End of year                 5.69 %         5.09 %        --         5.89 %
      During the year             5.49           4.40          --         5.78

Peoples utilizes FHLB advances and repurchase agreements as sources of funds. The advances are collateralized by mortgage-backed securities and loans. Peoples' institutional, national market repurchase agreements are with high quality, financially secure financial service companies.


8. Long-term Borrowings:
Long-term borrowings consisted of the following at December 31:

(Dollars in Thousands)                                          1999       1998
Term note payable, at LIBOR (parent company) .............  $  2,400   $  2,700
Federal Home Loan Bank advances, bearing interest at rates
     ranging from 3.87% to 6.18% .........................   147,938     37,964
                                                            --------   --------
          Total long-term borrowings .....................  $150,338   $ 40,664
--------------------------------------------------------------------------------


The Federal Home Loan Bank ("FHLB") advances consist of various borrowings with maturities ranging from 10 to 20 years. The advances are collateralized by Peoples' real estate mortgage portfolio and all of the FHLB common stock owned by the banking subsidiaries, and other bank assets. The most restrictive requirement of the debt agreement requires Peoples to provide real estate mortgage loans as collateral in an amount not less than 150% of advances outstanding.


The aggregate minimum annual retirements of long-term borrowings in the next five years and thereafter are as follows:


(Dollars in Thousands)
2000                            $       329
2001                                    328
2002                                    329
2003                                  1,531
2004                                     32
Thereafter                          147,789
--------------------------------------------
Total long-term borrowings      $   150,338
--------------------------------------------


9. Employee Benefit Plans:
Peoples sponsors a noncontributory defined benefit pension plan which covers substantially all employees. The plan provides benefits based on an employee's years of service and compensation. Peoples' funding policy is to contribute annually an amount that can be deducted for federal income tax purposes. Plan assets consist primarily of U.S. Government obligations and collective stock and bond funds.

Peoples also has a contributory benefit postretirement plan for former employees who were retired as of December 31, 1992. The plan provides health and life insurance benefits. Peoples' policy is to fund the cost of the benefits as they are incurred.

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 1999, and a statement of the funded status as of December 31, 1999 and 1998:

                                              Pension            Postretirement
                                              Benefits               Benefits
(Dollars in Thousands)                      1999      1998      1999       1998
Change in benefit obligation:
Obligation at January 1 ................ $ 7,301   $ 6,790   $   808    $   809
Service cost ...........................     394       342        --         --
Interest cost ..........................     500       483        63         56
Plan participants' contributions .......     --        --         87         75
Actuarial (gain) loss ..................    (610)      337        78         (5)
Benefit payments .......................    (916)     (651)     (216)      (127)
--------------------------------------------------------------------------------
Obligation at December 31 ..............   6,669     7,301       820        808
--------------------------------------------------------------------------------

Change in plan assets:
Fair value of plan assets at January 1 .   6,807     6,249       --         --
Claims payable adjustment ..............      --        (3)      --         --
Actual return on plan assets ...........     568       737       --         --
Employer contributions .................     840       475      129         52
Plan participants' contributions .......      --        --       87         75
Benefit payments .......................    (917)     (651)    (216)      (127)
--------------------------------------------------------------------------------
Fair value of plan assets at December 31   7,298     6,807        0          0
--------------------------------------------------------------------------------

Funded status:
Funded status at December 31 ...........     629      (494)     (820)      (808)
Unrecognized transition obligation .....     (24)      (32)       --         --
Unrecognized prior-service cost ........     (44)      (54)       --         --
Unrecognized net gain ..................    (917)     (278)      250        191
--------------------------------------------------------------------------------
Accrued benefit cost ................... $  (356)  $  (858)  $  (570)   $  (617)
--------------------------------------------------------------------------------

The following table provides the components of net periodic benefit cost for the plans:

                                              Pension Benefits                 Postretirement Benefits
(Dollars in Thousands)                   1999        1998        1997         1999        1998       1997
Service cost                         $    394    $    342    $    259
Interest cost                             500         483         462     $     63    $     56   $     65
Expected return on plan assets           (539)       (514)       (422)          --          --         --
Amortization of transition asset           (8)         (8)         (8)          --          --         --
Amortization of prior service cost         (9)         (9)         (9)          --          --         --
Amortization of net loss                   --          --          --           20           9         --
----------------------------------------------------------------------------------------------------------
  Net periodic benefit cost          $    338    $    294    $    282     $     83    $     65   $     65
----------------------------------------------------------------------------------------------------------


The assumptions used in the measurement of Peoples' benefit obligation are shown in the following table:

                                    Pension            Postretirement
                                    Benefits              Benefits
                                 1999         1998      1999        1998
Assumptions at December 31:
Discount rate                    8.00 %       7.00 %    8.00 %      7.00 %
Expected return on plan assets   9.00         9.00       n/a         n/a
Rate of compensation increase    5.00         4.00       n/a         n/a

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1999, grading down 1% per year to an ultimate rate of 5%. The health care trend rate assumption does not have a significant effect on the contributory defined benefit postretirement plan; therefore, a one percentage point change in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.


10. Federal Income Taxes:
The effective federal income tax rate in the consolidated statement of income is less than the statutory corporate tax rate due to the following:


                                                      Year ended December 31
                                                     1999      1998      1997
Statutory corporate tax rate                         35.0 %    35.0 %    35.0 %
Differences in rate resulting from:
    Interest on obligations of state and political
    subdivisions                                     (4.5)     (4.0)     (3.1)
    Other, net                                        0.5       1.1       0.4
--------------------------------------------------------------------------------
            Effective federal income tax rate        31.0 %    32.1 %    32.3 %
--------------------------------------------------------------------------------

The significant components of Peoples' deferred tax assets and liabilities consisted of the following at December 31:

 (Dollars in Thousands)                         1999            1998
 Deferred tax assets:
      Allowance for loan losses          $     3,499     $     3,163
      Accrued employee benefits                  487             724
      Deferred loan fees and costs               242             323
      Available-for-sale securities            4,121              --
      Other                                       22             120
 --------------------------------------------------------------------
         Total deferred tax assets             8,371           4,330
 --------------------------------------------------------------------

 Deferred tax liabilities:
      Bank premises and equipment                689             673
      Available-for-sale securities               --           1,931
      Deferred Income                            258             244
      Investments                              1,158             933
      Other                                      531             598
 --------------------------------------------------------------------
         Total deferred tax liabilities        2,636           4,379
 --------------------------------------------------------------------
         Net deferred tax asset(liability)$    5,735     $       (49)
 --------------------------------------------------------------------

 The related federal income tax (benefit) expense on securities transactions approximated ($36,000) in 1999, $146,000 in 1998, and ($10,000) in 1997.


 11. Financial Instruments with Off-Balance Sheet Risk:
 In the normal course of business, Peoples is party to financial instruments with off-balance sheet risk necessary to meet the financing needs of customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, and interest rate floors. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of these instruments express the extent of involvement Peoples has in these financial instruments.

 Loan Commitments and Standby Letters of Credit:
 Loan commitments are made to accommodate the financial needs of Peoples' customers. Standby letters of credit commit Peoples to make payments on behalf of customers when certain specified future events occur. Historically, most loan commitments and standby letters of credit expire unused. Peoples' exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Peoples uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amounts of loan commitments and standby letters of credit are summarized as follows at December 31:

                                      Contract Amount
(Dollars in Thousands)               1999               1998
Loan commitments              $    92,320        $    69,568
Standby letters of credit           1,301              1,430
Unused credit card limits          19,071             18,968


Interest Rate Floors:
Peoples has entered into an interest rate floor contract with an unaffiliated financial institution as a means of managing the risk of changing interest rates. The interest rate floor is an agreement to receive payments for interest rate differentials between an index rate and a specified floor rate, computed on notional amounts of approximately $10 million. The interest rate floor subjects Peoples to the risk that the counter-parties may fail to perform. In order to minimize such risk, Peoples deals only with high-quality, financially secure financial institutions. The contract expires in September, 2000. Unrealized gains and losses at December 31, 1999 and 1998 and the contribution to net interest income for each of the three years in the period end December 31, 1999 were not material.


12. Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Corporation:

                                                                December 31,
(Dollars in thousands)                                         1999      1998
8.62% capital securities of PEBO Capital Trust I,
  due May 1, 2029 net of unamortized issuance costs         $ 28,986  $    --

Total capital securities qualifying for Tier 1 capital        26,842       --


The corporation-obligated mandatorily redeemable capital securities (the "Capital Securities") of subsidiary trusts holding solely junior subordinated debt securities of the Corporation (the "debentures") were issued by a statutory business trust -- PEBO Capital Trust I, of which 100% of the common equity in the trust is owned by the Corporation. The trust was formed for the purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole assets of that trust. Distributions on the capital securities issued by the trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as non-interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

The debentures held by PEBO Capital Trust I are first redeemable, in whole or in part, by the Corporation on May 1, 2009.


13. Regulatory Matters:
The primary source of funds for the dividends paid by Peoples is dividends received from its banking subsidiaries. The payment of dividends by banking subsidiaries is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years. At December 31, 1999, approximately $15 million of retained net profits plus retained net profits through the dividend date of the banking subsidiaries was available for the payment of dividends to Peoples Bancorp Inc. without regulatory approval.

Peoples and its banking subsidiaries are subject to various regulatory capital requirements administered by the banking regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Peoples and each of its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of each entity's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Peoples' and each of its banking subsidiaries' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Peoples and each of its banking subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Peoples and each of its banking subsidiaries met all capital adequacy requirements at December 31, 1999.

As of December 31, 1999, the most recent notifications from the banking regulatory agencies categorized Peoples and each of its banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Peoples and each of its banking subsidiaries must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Peoples' or any of its banking subsidiaries' category.

Peoples' and its significant banking subsidiary's, The Peoples Banking and Trust Company ("Peoples Banking and Trust"), actual capital amounts and ratios are also presented in the following table.

                                                                Well Capitalized
                                                                  Under Prompt
                                                  For Capital      Corrective
                                    Actual          Adequacy    Action Provision
(Dollars in Thousands)           Amount Ratio    Amount  Ratio    Amount Ratio
As of December  31, 1999:

Total capital (1)
Peoples                          99,213  14.3 %   55,495   8 %    69,369  10 %
Peoples Banking and Trust        73,461  12.2     48,108   8      60,135  10
-----------------------------   -------- ----    -------- ---    -------- ---


Tier 1 (2)
Peoples                          87,216  12.6     27,748   4      41,621   6
Peoples Banking and Trust        65,930  11.0     24,054   4      36,081   6
-----------------------------   -------- ----    -------- ---    -------- ---

Tier 1 (3)
Peoples                          87,216   8.3     42,060   4      52,576   5
Peoples Banking and Trust        65,930   7.4     35,519   4      44,399   5
-----------------------------   --------  ---    -------- ---    -------- ---

As of December  31, 1998:

Total capital (1)
Peoples                          68,359  12.0 %   45,766   8 %    57,207  10 %
Peoples Banking  and Trust       51,865  10.8     38,380   8      47,975  10
-----------------------------   -------- ----     -------  ---    ------- ---

Tier 1 (2)
Peoples                          60,310  10.5     22,883   4      34,324   6
Peoples Banking and Trust        45,846   9.6     19,190   4      28,785   6
-----------------------------   -------- ----    -------  ---    -------  ---

Tier 1 (3)
Peoples                          60,310   7.1     34,083   4      42,604   5
Peoples Banking and Trust        45,846   6.8     26,986   4      33,732   5
-----------------------------   -------- ----    -------  ---    -------  ---

(1) Ratio represents total capital to net risk-weighted assets.
(2) Ratio represents Tier 1 capital to net risk-weighted assets.
(3) Ratio represents Tier 1 capital to average assets.


14. Federal Reserve Requirements:
The subsidiary banks are required to maintain average reserve balances with the Federal Reserve Bank. The Reserve requirement is calculated on a percentage of total deposit liabilities and averaged $12,615,000 for the year ended December 31, 1999.


15. Acquisitions:
On November 2, 1999, Peoples acquired the Lambert Insurance Agency in Meigs County, Ohio, for $500,000 in a cash transaction that was structured as a purchase acquisition. The excess of the purchase price over the identifiable tangible and intangible assets of $400,000 is being amortized on a straight-line basis over 15 years. The agreement provides for 20% of the purchase price to be paid at the end of three years, if certain conditions are satisfied. The Lambert Insurance Agency is a full-service agency and seller of health, life, property, and casualty insurance and now operates as a division of Northwest Territory Property & Casualty Agency, Inc.

On November 1, 1999, Peoples acquired approximately $5.0 million in deposit liabilities and $0.5 million of loan balances from an unaffiliated institution. On June 26, 1998, Peoples acquired the deposits
(approximately $121 million) and total loans (approximately $8 million) of four full-service offices in the communities of Point Pleasant (two offices), New Martinsville, and Steelton, West Virginia, from an unaffiliated financial institution.

On December 12, 1997, Peoples acquired Gateway Bancorp, Inc. and its subsidiary, Catlettsburg Federal Savings Bank, for total consideration of $21.6 million ($6.2 million in cash and $15.4 million in common stock). At the date of acquisition, Gateway Bancorp operated two full service offices in northeastern Kentucky, and had total assets of $61.2 million, deposits of $43.9 million and shareholders' equity of $15.3 million. This acquisition was accounted for under the purchase method of accounting.

The prices of the purchase acquisitions were allocated to the identifiable tangible and intangible assets acquired based upon their fair value at the acquisition date. Goodwill and deposit intangibles, included in other assets, approximated $20,154,000 and $22,116,000, net of accumulated amortization of $7,208,000 and $4,569,000, at December 31, 1999 and 1998.
The balances and operations of these acquisitions are included in the financial statement of Peoples from the dates of acquisition and do materially impact Peoples' financial position, results of operations or cash flows for any period presented.


16. Stock Options:
Peoples' stock option plans provide for the granting of both incentive stock options and non-qualified stock options of up to 909,523 shares of common stock. Under the provisions of the plans, the option price per share shall not be less than the fair market value of the common stock on the date of grant of such option, therefore no compensation expense is recognized. All granted options vest in periods ranging from six months to eight years and expire 10 years from the date of grant. The following summarizes Peoples' stock options as of December 31, 1999, 1998 and 1997, and the changes for the years then ended:


                                     1999                       1998                       1997
                            ------------------------   ------------------------   ------------------------
                                            Weighted                   Weighted                   Weighted
                                            Average                    Average                     Average
                             Number         Exercise     Number        Exercise     Number        Exercise
                            of Shares        Price      of Shares       Price      of Shares       Price
                            ------------------------   ------------------------   ------------------------
Outstanding at                531,708    $    14.94      573,815    $    13.96      433,522    $    10.06
  beginning of year
Granted                       108,262         19.06       34,640         24.33      195,988         21.59
Exercised                      56,897         10.84       57,997         10.57       47,092         10.14
Canceled                        8,532         20.37       18,750         15.83        8,603         12.50
----------------------------------------------------------------------------------------------------------
Outstanding at
  end of year                 574,541         16.05      531,708         14.94      573,815         13.96
----------------------------------------------------------------------------------------------------------
Exercisable at
  end of year                 351,626         12.83      293,039         11.53      253,868         10.61
----------------------------------------------------------------------------------------------------------
Weighted average fair
  value of options granted
  during the year                        $     4.38                 $     5.07                 $     5.46
----------------------------------------------------------------------------------------------------------

The following summarizes information concerning Peoples' stock options outstanding at December 31, 1999:


                                        Options Outstanding                       Options Exercisable
                          ------------------------------------------------   ------------------------------
                                              Weighted
                                              Average            Weighted                          Weighted
                              Option         Remaining            Average                           Average
Range of                      Shares        Contractual          Exercise          Number          Exercise
Exercise Prices            Outstanding         Life                Price        Exercisable          Price
                          ------------------------------------------------   ------------------------------
$7.97 to $11.65                  269,859     4.7 years      $       10.15         266,849    $       10.16
$14.81 to $18.95                 138,068     8.6 years              18.11          30,731            16.25
$19.63 to $23.14                  24,114     8.8 years              21.32          13,009            21.40
$23.76 to $27.06                 142,500     8.0 years              24.30          41,037            24.89


Peoples has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of Peoples' stock options granted is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. Peoples utilized the Black-Scholes option pricing model for purposes of providing pro forma disclosures as if Peoples had used the fair value method for computing compensation expense for its stock-based compensation plans. The following weighted average assumptions were used in the pricing model for 1999, 1998 and 1997 respectively: risk-free interest rate of 5.88%, 5.25%, and 6.40%; dividend yield of 2.56%, 2.40%, and 1.90%; volatility factor of the expected market price of Peoples' stock of 0.19, 0.15, and 0.12, and a weighted average expected life of the options of 5 years, 7 years, and 7 years.

Had compensation expense for Peoples' stock based compensation plans been determined using the fair value method, net income and earnings per share would have been as summarized below:

(Dollars in Thousands, except
Per Share Data)                            1999         1998         1997
Net Income:
     As Reported                     $   10,718   $   10,045   $    8,605
     Pro forma                           10,432        9,811        8,458

Basic Earnings Per Share:
     As Reported                     $     1.57   $     1.44   $     1.37
     Pro forma                             1.52         1.41         1.34

Diluted Earnings Per Share:
     As Reported                     $     1.53   $     1.40   $     1.32
     Pro forma                             1.49         1.37         1.30


17. Parent Company Only Financial Information:


(Dollars in Thousands)                                                                      December 31,
Condensed Balance Sheets                                                                1999             1998
Assets:
Cash                                                                           $          50     $         50
Interest bearing deposits in subsidiary bank                                           6,186              116
Receivable from subsidiary bank                                                        1,560            1,769
Investment securities:  Available-for-sale (amortized cost of $1,528 and
    $1,164 at December 31, 1999 and 1998, respectively)                                4,109            3,094
Investments in subsidiaries:
         Banks                                                                        92,175           84,909
         Non-banks                                                                     1,210            1,197
Other assets                                                                           1,963              919
--------------------------------------------------------------------------------------------------------------
              Total assets                                                     $     107,253     $     92,054
--------------------------------------------------------------------------------------------------------------

Liabilities:
Accrued expenses and other liabilities                                         $       2,148     $      2,533
Dividends payable                                                                        845              807
Long-term borrowings                                                                   2,400            2,700
--------------------------------------------------------------------------------------------------------------
             Total liabilities                                                         5,393            6,040
--------------------------------------------------------------------------------------------------------------

Guaranteed preferred beneficial interests in junior subordinated debentures           28,986               --

Stockholders' equity                                                                  72,874           86,014
--------------------------------------------------------------------------------------------------------------
             Total liabilities, minority interests and stockholders' equity    $     107,253     $     92,054
--------------------------------------------------------------------------------------------------------------


(Dollars in Thousands)                                                          Year ended December 31,
Consolidated Statements of Income                                        1999            1998            1997
Income:
Dividends from subsidiary banks                                  $      3,680    $     13,157     $    12,990
Dividends from other subsidiaries                                          80              40              50
Interest                                                                  454             179              72
Management fees from subsidiaries                                         947             909             903
Other                                                                      34             548              77
--------------------------------------------------------------------------------------------------------------
     Total income                                                       5,195          14,833          14,092
--------------------------------------------------------------------------------------------------------------

Expenses:
Salaries and benefits                                                   1,240           1,175           1,220
Interest                                                                  158             186             217
Trust Preferred Securities expense                                      1,840              --              --
Other                                                                     873             749             818
--------------------------------------------------------------------------------------------------------------
     Total expenses                                                     4,111           2,110           2,255
--------------------------------------------------------------------------------------------------------------

Income before federal income taxes and equity in undistributed
    earnings of (excess dividends from) subsidiaries                    1,084          12,723          11,837
Applicable income tax benefit                                            (599)            (75)           (250)
Equity in undistributed earnings of
    (excess dividends from) subsidiaries                                9,035          (2,753)         (3,482)
--------------------------------------------------------------------------------------------------------------
            Net income                                           $     10,718    $     10,045     $     8,605
--------------------------------------------------------------------------------------------------------------




(Dollars in Thousands)                                                                   Year ended December 31,
Statements of Cash Flows                                                          1999         1998         1997
Cash flows from operating activities:
Net income                                                                 $   10,718   $   10,045   $    8,605
Adjustment to reconcile net income to cash provided by operations:
   Amortization and depreciation                                                  208          223          230
   (Equity in undistributed earnings of) excess dividends from subsidiaries    (9,035)       2,753        3,482
   Gain on securities transactions                                                 --         (517)          --
   Other, net                                                                  (1,480)       1,165          (48)
---------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                               411       13,669       12,269
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
(Purchases of) proceeds from sales of investment securities                      (364)         693          (44)
Expenditures for premises and equipment                                           (73)         (36)         (33)
Investment in subsidiaries                                                     (9,910)      (9,819)     (15,436)
Repayment of capital note receivable from subsidiary                               --           --        3,000
Investment in tax credit funds                                                 (1,200)          --           --
---------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                               (11,547)      (9,162)     (12,513)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from long-term borrowings                                                 --           --        3,000
Proceeds from issuance of Trust Preferred Securities                           30,000           --           --
Payments on long-term borrowings                                                 (300)        (300)          --
Purchase of treasury stock                                                    (10,255)      (2,059)        (327)
Change in receivable from subsidiary                                              209         (601)        (268)
Proceeds from issuance of common stock                                            478          607          314
Cash dividends paid                                                            (2,926)      (2,538)      (2,184)
---------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities                  17,206       (4,891)         535
---------------------------------------------------------------------------------------------------------------
          Net increase (decrease) in cash                                       6,070         (384)         291
Cash and cash equivalents at the beginning of the year                            166          550          259
---------------------------------------------------------------------------------------------------------------
          Cash and cash equivalents at the end of the year                 $    6,236   $      166   $      550
----------------------------------------------------------------------------------------------------------------
The parent company paid interest totaling $158,000, $186,000 and $217,000 during the years ended December 31, 1999, 1998 and 1997, respectively.


18.  Summarized Quarterly Information (Unaudited):

A summary of selected quarterly financial information for 1999 and 1998 follows:

(Dollars in Thousands, except Per Share Data)


                                                                           1999
                                                First            Second             Third            Fourth
                                               Quarter           Quarter           Quarter           Quarter
Interest income                          $      15,985     $      17,622     $      19,104     $      19,635
Interest expense                                 7,242             8,162             9,049             9,805
Net interest income                              8,743             9,460            10,055             9,830
Provision for possible loan losses                 537               447               447               447
Investment securities gains (losses)                --                 1              (115)               10
Other income                                     1,844             1,820             1,924             2,045
Other expenses                                   6,236             7,084             7,329             7,548
Income taxes                                     1,184             1,201             1,330             1,109
Net income                                       2,630             2,549             2,758             2,781
Earnings per share:
   Basic                                          0.38              0.37              0.41              0.42
   Diluted                               $        0.37     $        0.36     $        0.39     $        0.41
Weighted average shares outstanding:
   Basic                                     6,979,409         6,943,855         6,799,034         6,665,949
   Diluted                                   7,140,949         7,121,186         7,013,027         6,824,486

                                                                           1998
                                                 First            Second              Third            Fourth
                                               Quarter           Quarter            Quarter           Quarter
Interest income                          $      15,364     $      15,735     $       16,307    $       16,239
Interest expense                                 7,320             7,531              7,921             7,725
Net interest income                              8,044             8,204              8,386             8,514
Provision for possible loan losses                 696               546                546               537
Investment securities gains (losses)                 4               427                (13)               --
Other income                                     1,618             1,590              1,647             1,965
Other expenses                                   5,414             5,444              6,400             6,018
Income taxes                                     1,180             1,431                978             1,151
Net income                                       2,376             2,800              2,096             2,773
Earnings per share:
   Basic                                          0.34              0.40               0.30              0.40
   Diluted                               $        0.33     $        0.39     $         0.29    $         0.39
Weighted average shares outstanding:
Basic                                        6,967,607         6,989,505          6,975,010         6,971,800
Diluted                                      7,196,139         7,232,888          7,171,146         7,146,259



Report of Independent Auditors


      To the Stockholders and Board of Directors:
      We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Peoples' management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Bancorp Inc. and Subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



                                             /S/ ERNST & YOUNG LLP
                                                 -----------------
                                                 Ernst & Young LLP


      Charleston, West Virginia
      February 7, 2000



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

Directors and Executive Officers of Peoples include those persons identified under "Election of Directors" on pages 5 through 8 of Peoples' definitive Proxy Statement relating to Peoples' Annual Meeting of Shareholders to be held April 13, 2000, which section is expressly incorporated by reference. Other Executive Officers are David B. Baker (53), Executive Vice President; John (Jack) W. Conlon (54), Chief Financial Officer and Treasurer; Larry E. Holdren (52), Executive Vice President; Carol A. Schneeberger (43), Executive Vice President/Operations; Joseph S. Yazombek (46), Executive Vice President/Chief Lending Officer; and Mark F. Bradley (30), Controller.

Mr. Baker became Executive Vice President of Peoples in February, 1999. In February, 2000, Mr. Baker was appointed President of Peoples Bank's Investment and Insurance Services, as Peoples reorganized its sales management structure to enhance financial product and service delivery. Prior thereto, he was President of Peoples Bank's Investment and Business Division since January, 1998, and was President and of the Investment and Trust Division of Peoples Bank, a position he held since 1991. Mr. Baker has held various positions in the Investment and Trust Division for Peoples Bank since 1974.

Mr. Conlon has been Chief Financial Officer of Peoples since April, 1991. He became Treasurer of Peoples in April, 1999. He has also been Chief Financial Officer and Treasurer of Peoples Bank for more than five years.

Mr. Holdren became Executive Vice President of Peoples in February, 1999. He has also been President of the Retail and Banking Division for Peoples Bank since January, 1998. Prior thereto, he was Executive Vice President of Human Resources for Peoples Bank since 1987.

Ms. Schneeberger became Executive Vice President/Operations of Peoples in April, 1999. Prior thereto, she was Vice President/Operations of Peoples since October, 1988. Prior thereto, she was Auditor of Peoples from August, 1987 to October, 1988, and Auditor of Peoples Bank from January, 1986 to October, 1988.

Mr. Yazombek was appointed Executive Vice President/Chief Lending Officer of Peoples in January, 2000. Mr. Yazombek has also held the position of Executive Vice President and Chief Lending Officer of Peoples Bank since October, 1998. He was an Executive Vice President of Peoples Bank's Consumer and Mortgage Lending areas from May, 1996, to October, 1998, where he also directly managed Peoples Bank's collections efforts. Mr. Yazombek joined Peoples Bank in 1983 and served as a real estate lender until May, 1996.

Mr. Bradley became Controller of Peoples in January, 1997. Prior thereto, he was Manager of Accounting and External Reporting for Peoples from February, 1995 to January, 1997. He has been Controller for Peoples Bank since March, 1997. He was Manager of Accounting and External Reporting for Peoples Bank from February, 1995 to January, 1997. Prior to February 1995, Mr. Bradley served as a staff accountant of Peoples beginning in 1991.

The information required to be disclosed under Item 405 of Regulation S-K is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 5 of Peoples' definitive Proxy Statement, which is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

See "Compensation of Executive Officers and Directors" on pages 10 through 14 of Peoples' definitive Proxy Statement relating to Peoples' Annual Meeting of Shareholders to be held April 13, 2000, which is incorporated herein by reference.

Neither the report of the Compensation Committee of the Board of Directors on executive compensation nor the performance graph included in Peoples' definitive Proxy Statement relating to Peoples' Annual Meeting of Shareholders to be held on April 13, 2000, shall be deemed to be incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

See "Security Ownership of Certain Beneficial Owners and Management" on pages 2 through 5 of Peoples' definitive Proxy Statement relating to Peoples' Annual Meeting of Shareholders to be held April 13, 2000, which section is expressly incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

See "Transactions Involving Management" on page 8 of Peoples' definitive Proxy Statement relating to Peoples' Annual Meeting of Shareholders to be held April 13, 2000, which section is expressly incorporated by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

    (a)(1) Financial Statements:
           ---------------------
The following consolidated financial statements of Peoples Bancorp
Inc. and subsidiaries are included in Item 8:
                                                                         Page
 Report of Independent Auditors (Ernst & Young LLP)                       55
 Consolidated Balance Sheets as of December 31, 1999 and 1998             34
 Consolidated Statements of Income for each of the three years ended
     December 31, 1999                                                    35
 Consolidated Statements of Stockholders' Equity for each of the
      three years ended December 31, 1999                                 36
 Consolidated Statements of Cash Flows for each of the three years
     ended December 31, 1999                                              37
 Notes to the Consolidated Financial Statements                           38
 Peoples Bancorp Inc.: (Parent Company Only Financial Statements are
     included in Note 17 of the Notes to the Consolidated Financial
     Statements)                                                          52

    (a)(2) Financial Statement Schedules
           -----------------------------
           All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (a)(3) Exhibits
           --------
           Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 60. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

    (b)    Reports on Form 8-K:
           --------------------
           Peoples filed the following reports on Form 8-K during the three months ended December 31, 1999:

           1) Filed October 18, 1999 - News release announcing Peoples' earnings for the third quarter ended September 30, 1999, reported under Item 5.

           2) Filed November 2, 1999 - News release announcing that The Peoples Banking and Trust Company, a subsidiary of Peoples, had completed the acquisition of a full-service facility in Huntington, West Virginia, reported under Item 5.

           3) Filed November 4, 1999 - News release announcing the acquisition by Northwest Territory Property and Casualty Insurance Agency, Inc., a subsidiary of Peoples, of Lambert Insurance Agency of Pomeroy, Ohio, reported under Item 5.

           4) Filed November 12, 1999 - News
           release announcing the declaration of a $0.14 per share quarterly dividend by the Board of Directors of Peoples, reported under Item 5.

           5) Filed November 17, 1999 - News release announcing the opening of a loan production office by The Peoples Banking Trust Company, a subsidiary of Peoples, in Lancaster, Ohio, reported under Item 5.

           6) Filed December 13, 1999 - News release announcing the adoption of a resolution authorizing Peoples to repurchase up to 150,000 of its common shares, reported under Item 5.

    (c)    Exhibits
           --------
           Exhibits filed with Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 60.

    (d)    Financial Statement Schedules
           -----------------------------
           None.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PEOPLES BANCORP INC.

Date:  February 29, 2000                 By:  /s/ ROBERT E.EVANS
                                              --------------------------
                                              Robert E. Evans, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signatures        Title                            Date

/s/ ROBERT E. EVANS       President and Chief Executive       February 29, 2000
------------------------- Officer and Director
Robert E. Evans

/s/ CARL BAKER, JR.       Director                            February 29, 2000
-------------------------
Carl Baker, Jr.

/s/ GEORGE W. BROUGHTON   Director                            February 29, 2000
-------------------------
George W. Broughton

                          Director                            February 29, 2000
-------------------------
Frank L. Christy

/s/ WILFORD D. DIMIT      Director                            February 29, 2000
-------------------------
Wilford D. Dimit

/s/ BARTON S. HOLL        Director                            February 29, 2000
-------------------------
Barton S. Holl

/s/ REX E. MAIDEN         Director                            February 29, 2000
-------------------------
Rex E. Maiden

/s/ PAUL T. THEISEN       Director                            February 29, 2000
-------------------------
Paul T. Theisen

/s/ THOMAS C. VADAKIN     Director                            February 29, 2000
-------------------------
Thomas C. Vadakin

/s/ JOSEPH H. WESEL       Chairman of the Board and Director  February 29, 2000
-------------------------
Joseph H. Wesel

/s/ JOHN W. CONLON        Chief Financial Officer             February 29, 2000
------------------------- and Treasurer
John W. Conlon            (Principal Accounting Officer)

/s/ MARK F. BRADLEY       Controller                          February 29, 2000
-------------------------
Mark F. Bradley



                                  EXHIBIT INDEX


                 PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999


 Exhibit
  Number                         Description                                           Exhibit Location
----------- -------------------------------------------------------  -----------------------------------------------------
 3(a)(1)     Amended Articles of Incorporation of Peoples Bancorp     Incorporated herein by reference to Exhibit 3(a)
             Inc. (as filed with the Ohio Secretary of State on       to Peoples' Registration Statement on Form 8-B
             May 3, 1993)                                             filed July 20, 1993 (File No. 0-16772).

 3(a)(2)     Certificate of Amendment to the Amended Articles of      Incorporated herein by reference to Exhibit
             Peoples Bancorp Inc. (as filed with the Ohio             3(a)(2) to Peoples' Annual Report on Form 10-K for
             Secretary of State on April 22, 1994)                    fiscal year ended December 31, 1997 (File No.
                                                                      0-16772) (the "1997 Form 10-K").

 3(a)(3)     Certificate of Amendment to the Amended Articles of      Incorporated herein by reference to Exhibit
             Peoples Bancorp Inc. (as filed with the Ohio             3(a)(3) to Peoples' 1997 Form 10-K.
             Secretary of State on April 9, 1996)

 3(a)(4)     Amended Articles of Incorporation of Peoples Bancorp     Incorporated herein by reference to Exhibit
             Inc. (reflecting amendments through April 9, 1996)       3(a)(4) to Peoples' 1997 Form 10-K.
             [For SEC reporting compliance purposes only -- not
             filed with Ohio Secretary of State]

   3(b)      Regulations of Peoples Bancorp Inc.                      Incorporated herein by reference to Exhibit 3(b)
                                                                      to Peoples' Registration Statement on Form 8-B
                                                                      filed July 20, 1993 (File No. 0-16772).

   4(a)      Agreement to furnish instruments and agreements          Filed with Peoples' Annual Report on Form 10-K for
             defining rights of holders of long-term debt             the fiscal year ended December 31, 1999.

   4(b)      Indenture, dated as of April 20, 1999, between           Incorporated herein by reference to Exhibit 4.1 to
             Peoples Bancorp Inc. and Wilmington Trust Company,       the Registration Statement on Form S-4
             as Debenture Trustee, relating to Junior                 (Registration No.  333-81251) filed on June  22,
             Subordinated Deferrable Interest Debentures.             1999 by Peoples Bancorp Inc. and PEBO Capital
                                                                      Trust I (the "1999 Form S-4").

   4(c)      Form of Certificate of Series B 8.62% Junior             Incorporated herein by reference to Exhibit  4.2
             Subordinated Deferrable Interest Debenture of            to the 1999 Form S-4.
             Peoples Bancorp Inc.

   4(d)      Form of Certificate of Series A 8.62% Junior             Incorporated herein by reference to Exhibit  4.3
             Subordinated Deferrable Interest Debenture of            to the 1999 Form S-4.
             Peoples Bancorp Inc.

   4(e)      Certificate of Trust of PEBO Capital Trust  I.           Incorporated herein by reference to Exhibit  4.4
                                                                      to the 1999 Form S-4.

   4(f)      Amended and Restated Declaration of Trust of PEBO        Incorporated herein by reference to Exhibit  4.5
             Capital Trust  I, dated as of April  20, 1999.           to the 1999 Form S-4.

   4(g)      Form of Common Security of PEBO Capital Trust  I.        Incorporated herein by reference to Exhibit  4.6
                                                                      to the 1999 Form S-4.

   4(h)      Form of Series B 8.62% Capital Security Certificate      Incorporated herein by reference to Exhibit  4.7
             of PEBO Capital Trust  I.                                to the 1999 Form S-4.

   4(i)      Series B Capital Securities Guarantee Agreement,         Filed herewith.
             dated as of September  23, 1999, between Peoples
             Bancorp Inc. and Wilmington Trust Company, as
             Guarantee Trustee, relating to Series  B 8.62%
             Capital Securities.

  10(a)      Deferred Compensation Agreement dated November 16,       Incorporated herein by reference to Exhibit 6(g)
             1976 between Robert E. Evans and The Peoples Banking     to Peoples' Registration Statement No. 2-68524 on
             and Trust Company, as amended March 13, 1979.*           Form S-14 of Peoples Delaware, Peoples'
                                                                      predecessor.

 10(b)(1)    Peoples Bancorp Inc. Deferred Compensation Plan for      Incorporated herein by reference to Exhibit 10(a)
             Directors of Peoples Bancorp Inc. and Subsidiaries       of Peoples' Registration Statement on Form S-8
             (Amended and Restated Effective January 2, 1998.)*       filed December 31, 1997 (Registration No.
                                                                      333-43629).

 10(b)(2)    Amendment No. 1 to Peoples Bancorp Inc. Deferred         Incorporated herein by reference to Exhibit 10(b)
             Compensation Plan for Directors of Peoples Bancorp       of the Peoples' Post-Effective Amendment No. 1 to
             Inc. and Subsidiaries effective January 2, 1998.*        Form S-8 filed September 4, 1998 (Registration No.
                                                                      333-43629).

  10(c)      Summary of the Performance Compensation Plan for         Incorporated herein by reference to Exhibit 10(f)
             Peoples Bancorp Inc. effective for calendar year         of Peoples' Annual Report on Form 10-K for fiscal
             beginning January 1, 1997.*                              year ended December 31, 1996 (File No. 0-16772).

  10(d)      Peoples Bancorp Inc. Amended and Restated 1993 Stock     Incorporated herein by reference to Exhibit 4 of
             Option Plan.*                                            Peoples' Registration Statement on Form S-8 filed
                                                                      August 25, 1993 (Registration Statement No.
                                                                      33-67878).

  10(e)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(g)
             with grant of non-qualified stock options under          of Peoples' Annual Report on Form 10-K for fiscal
             Peoples Bancorp Inc. Amended and Restated 1993 Stock     year ended December 31, 1995 (File No. 0-16772).
             Option Plan.*

  10(f)      Form of Stock Option Agreement dated May 20, 1993,       Incorporated herein by reference to Exhibit 10(h)
             used in connection with grant of incentive stock         of Peoples' Annual Report on Form 10-K for fiscal
             options under Peoples Bancorp Inc. Amended and           year ended December 31, 1995 (File No. 0-16772).
             Restated 1993 Stock Option Plan.*

  10(g)      Form of Stock Option Agreement dated November 10,        Incorporated herein by reference to Exhibit 10(i)
             1994, used in connection with grant of incentive         of Peoples' Annual Report on Form 10-K for fiscal
             stock options under Peoples Bancorp Inc. Amended and     year ended December 31, 1995 (File No. 0-16772).
             Restated 1993 Stock Option Plan.*

  10(h)      Peoples Bancorp Inc. 1995 Stock Option Plan.*            Incorporated herein by reference to Exhibit 4 of
                                                                      Peoples' Form S-8 filed May 24, 1995 (Registration
                                                                      Statement No. 33-59569).

  10(i)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(k)
             with grant of non-qualified stock options to             of Peoples' Annual Report on Form 10-K for fiscal
             non-employee directors of Peoples under Peoples          year ended December 31, 1995 (File No. 0-16772).
             Bancorp Inc. 1995 Stock Option Plan.*

  10(j)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(l)
             with grant of non-qualified stock options to             of Peoples' Annual Report on Form 10-K for fiscal
             non-employee directors of Peoples' subsidiaries          year ended December 31, 1995 (File No. 0-16772).
             under Peoples Bancorp Inc. 1995 Stock Option Plan.*

  10(k)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(m)
             with grant of incentive stock options under Peoples      of Peoples' Annual Report on Form 10-K for fiscal
             Bancorp Inc. 1995 Stock Option Plan.*                    year ended December 31, 1998 (File No. 0-16772).

  10(l)      Peoples Bancorp Inc. 1998 Stock Option Plan.*            Incorporated herein by reference to Exhibit 10 of
                                                                      Peoples' Form S-8 filed September 4, 1998
                                                                      (Registration Statement No. 333-62935).

  10(m)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(o)
             with grant of non-qualified stock options to             of Peoples' Annual Report on Form 10-K for fiscal
             non-employee directors of Peoples under Peoples          year ended December 31, 1998 (File No. 0-16772).
             Bancorp Inc. 1998 Stock Option Plan.*

  10(n)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(p)
             with grant of non-qualified stock options to             of Peoples' Annual Report on Form 10-K for fiscal
             consultants/advisors of Peoples under Peoples            year ended December 31, 1998 (File No. 0-16772).
             Bancorp Inc. 1998 Stock Option Plan.*

  10(o)      Form of Stock Option Agreement used in connection        Filed herewith.
             with grant of incentive stock options under Peoples
             Bancorp Inc. 1998 Stock Option Plan.*

  10(p)      Registration Rights Agreement, dated April  20,          Incorporated herein by reference to Exhibit  4.11
             1999, among Peoples Bancorp Inc., PEBO Capital           to the 1999 Form S-4.
             Trust I and Sandler O'Neill & Partners, L.P.

    12       Statements of Computation of Ratios.                     Filed herewith.

    21       Subsidiaries of Peoples Bancorp Inc.                     Filed herewith.

    23       Consent of Independent Auditors - Ernst & Young LLP.     Filed herewith.

    27       Financial Data Schedule.                                 Filed herewith.

--------------------------------------------------------------------------------------------------------------------------
*Management Compensation Plan