Form 10-Q
period 2000-03-31
PEOPLES BANCORP INC
filed 2000-05-15
CIK 318300

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2000
                                     OR
  [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
            For the transition period from ____ to ____


                         Commission file number 0-16772

                              PEOPLES BANCORP INC.
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                      Ohio
        ----------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   31-0987416
                 ----------------------------------------------
                      (I.R.S. Employer Identification No.)



                138 Putnam Street, P. O. Box 738, Marietta, Ohio
                ------------------------------------------------
                    (Address of principal executive offices)


                                      45750
                              --------------------
                                   (Zip Code)

Registrant's telephone number, including area code:   (740) 373-3155
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

Indicate the number of shares outstanding of each of the issuer's class of Common Stock, as of May 1, 2000: 6,514,892.




                               Page 1 of 29 Pages

                        Exhibit Index Appears on Page 28



                         PART I - FINANCIAL INFORMATION

                                     ITEM 1


         The following Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Consolidated Statement of Shareholders' Equity, and Consolidated Statements of Cash Flows of Peoples Bancorp Inc. (the "Company") and subsidiaries, reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for annual financial statements in conformity with generally accepted accounting principles. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Complete audited consolidated financial statements with footnotes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
                                                                                  March 31,         December 31,
ASSETS                                                                               2000               1999
Cash and cash equivalents:
     Cash and due from banks                                                   $       32,365      $       42,713
     Interest-bearing deposits in other banks                                             618               1,038
------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                              32,983              43,751
------------------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized cost of $338,366 and $340,082 at March 31, 2000 and
     December 31, 1999, respectively)                                                 324,268             328,306

Loans, net of unearned interest                                                       672,736             659,833
Allowance for loan losses                                                            (10,628)            (10,264)
------------------------------------------------------------------------------------------------------------------
          Net loans                                                                   662,108             649,569
------------------------------------------------------------------------------------------------------------------

Bank premises and equipment, net                                                       14,907              15,321
Other assets                                                                           40,021              38,503
------------------------------------------------------------------------------------------------------------------
               Total assets                                                    $    1,074,287      $    1,075,450
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing                                                      $       80,957      $       83,267
     Interest bearing                                                                 660,441             644,940
------------------------------------------------------------------------------------------------------------------
          Total deposits                                                              741,398             728,207
------------------------------------------------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased and securities sold under repurchase agreements           57,168              64,989
     Federal Home Loan Bank term advances                                              16,200              22,450
------------------------------------------------------------------------------------------------------------------
          Total short-term borrowings                                                  73,368              87,439
------------------------------------------------------------------------------------------------------------------

Long-term borrowings                                                                  150,181             150,338
Accrued expenses and other liabilities                                                  7,988               7,606
------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                      972,935             973,590
------------------------------------------------------------------------------------------------------------------

Guaranteed preferred beneficial interests in junior subordinated debentures            28,994              28,986

Stockholders' Equity
Common stock, no par value, 12,000,000 shares authorized - 6,661,464 shares issued at March 31, 2000 and 6,387,509 issued
     at December 31, 1999, including shares in treasury                                66,447              65,043
Accumulated comprehensive income, net of deferred income taxes                        (9,164)             (7,654)
Retained earnings                                                                      17,863              26,241
------------------------------------------------------------------------------------------------------------------
                                                                                       75,146              83,630
Treasury stock, at cost, 124,284 shares at March 31, 2000 and
     398,662 shares at December 31, 1999                                              (2,788)            (10,756)
------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                              72,358              72,874
------------------------------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity                      $    1,074,287      $    1,075,450
==================================================================================================================


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME





 (Dollars in thousands, except per share data)                    Three Months Ended
                                                                       March 31,
                                                               2000             1999
Interest income                                            $   20,112      $   15,985
Interest expense                                               10,008           7,242
--------------------------------------------------------------------------------------
     Net interest income                                       10,104           8,743
Provision for loan losses                                         522             537
--------------------------------------------------------------------------------------
     Net interest income after provision for loan losses        9,582           8,206
Other income                                                    2,129           1,844
Gain on securities transactions                                  (11)             ---
Other expenses                                                  7,559           6,236
--------------------------------------------------------------------------------------
Income before income taxes                                      4,141           3,814
Income taxes                                                    1,279           1,184
--------------------------------------------------------------------------------------
               Net income                                  $    2,862      $    2,630
======================================================================================


Basic earnings per share                                        $0.43           $0.38
--------------------------------------------------------------------------------------

Diluted earnings per share                                      $0.43           $0.37
--------------------------------------------------------------------------------------

Weighted average shares outstanding (basic)                 6,602,504       6,979,409
--------------------------------------------------------------------------------------

Weighted average shares outstanding (diluted)               6,705,526       7,140,949
--------------------------------------------------------------------------------------

Cash dividends declared                                          $932            $809
--------------------------------------------------------------------------------------

Cash dividend per share                                         $0.14           $0.12
--------------------------------------------------------------------------------------



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


 (Dollars in thousands, except share amounts)
                                                                                           Accumulated
                                                                                              Other
                                          Common Stock         Retained      Treasury     Comprehensive
                                            Shares             Earnings        Stock          Income         Total
                                           Amount
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999           6,387,509 $   65,043    $    26,241   $  (10,756)    $    (7,654)    $   72,874
---------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                      2,862                                       2,862
   Other comprehensive income,
      net of tax:
        Unrealized losses on available-
         for-sale securities                                                                   (1,510)       (1,510)
                                                                                                            ---------
                Comprehensive                                                                                  1,352
income
Exercise of common stock options
   (reissued 7,542 treasury shares)                 (167)                          223                            56
Tax benefit from exercise of
   stock options                                       11                                                         11
Cash dividends declared                                            (932)                                       (932)
10% stock dividend (reissued
    336,745 treasury shares)           269,597      1,469       (10,308)         8,839
Common stock issued under dividend
   reinvestment plan                     4,358         91                                                         91
Purchase of treasury stock, 59,836 shares                                      (1,094)                       (1,094)
---------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000              6,661,464 $   66,447    $    17,863   $   (2,788)    $    (9,164)    $   72,358
=====================================================================================================================

Comprehensive Income:
Net unrealized depreciation arising during period, net of tax                                  (1,517)
Less: reclassification adjustment for net losses included in net income, net of tax                (7)
---------------------------------------------------------------------------------------------------------------------
Net unrealized depreciation on investment securities                                           (1,510)
---------------------------------------------------------------------------------------------------------------------

                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(Dollars in thousands)                                     Three Months Ended
                                                                 March 31,
                                                            2000          1999
Cash flows from operating activities:
Net income                                                $     2,862  $  2,630
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Provision for loan losses                               522       537
          Loss on securities transactions                          11       ---
          Depreciation, amortization, and accretion             1,201     1,267
          (Increase) decrease in interest receivable             (393)      264
          Decrease in interest payable                           (169)     (157)
          Deferred income taxes                                   268      (515)
          Deferral of loan origination fees and costs             (79)      (85)
          Other, net                                             (432)      297
--------------------------------------------------------------------------------
               Net cash provided by operating activities        3,791     4,238
--------------------------------------------------------------------------------

Cash flows from investing activities:
Purchases of available-for-sale securities                     (4,271)     (558)
Proceeds from sales of available-for-sale securities              429       ---
Proceeds from maturities of available-for-sale securities       5,583    11,660
Net increase in loans                                         (12,908)   (6,644)
Expenditures for premises and equipment                          (156)     (528)
Proceeds from sales of other real estate owned                    ---        53
Investment in tax credit fund                                    (400)      ---
--------------------------------------------------------------------------------
               Net cash (used in) provided by investing
                   activities                                 (11,723)    3,983
--------------------------------------------------------------------------------

Cash flows from financing activities:
Net decrease in non-interest bearing deposits                  (2,310)   (4,990)
Net increase (decrease) in interest-bearing deposits           15,504    (2,162)
Net decrease in short-term borrowings                         (14,071)   (1,218)
Payments on long-term borrowings                                 (157)     (157)
Cash dividends paid                                              (764)     (679)
Purchase of treasury stock                                     (1,094)     (407)
Proceeds from issuance of common stock                             56        60
--------------------------------------------------------------------------------
               Net cash used in financing activities           (2,836)   (9,553)
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                     (10,768)   (1,332)
Cash and cash equivalents at beginning of period               43,751    40,121
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $    32,983  $ 38,789
================================================================================

NOTES TO FINANCIAL STATEMENTS

Basis of Presentation
         The accounting and reporting policies of Peoples Bancorp Inc. and Subsidiaries ("Peoples") conform to generally accepted accounting principles and to general practices within the banking industry. Peoples considers all of its principal activities to be financial services related. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements include the accounts of Peoples' parent company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.
         On January 13, 2000, Peoples declared a 10% stock dividend to be issued March 14, 2000, to common shareholders of record at February 22, 2000. On May 13, 1999, Peoples declared a 10% stock dividend to be issued June 15, 1999, to shareholders of record at May 28, 1999. Accordingly, all per share data reflects the dividends.


1.  Mergers and Acquisitions
         In March 2000, Peoples consolidated its banking and thrift subsidiaries, as well as reorganization of its insurance agencies. Management believes these actions will enhance customer service, increase product offerings, and add consistency to product delivery in all Peoples financial service centers. In the consolidation effective Mach 10, 2000, Peoples merged its banking and thrift subsidiaries, The Peoples Banking and Trust Company and Peoples Bank FSB, with its national banking subsidiary, The First National Bank of Southeastern Ohio. The resulting single banking entity was renamed "Peoples Bank, National Association", and operates under the trade name "Peoples Bank". While the consolidation is expected to provide some enhancement to future shareholder return via added operating efficiencies, the primary focus is on customer retention and market share growth by improving product and service convenience and availability. Also, effective March 31, 2000, Peoples Bancorp combined its life insurance agency and property and casualty agency into a single entity as an operating subsidiary under Peoples Bank named `Peoples Insurance Agency, Inc.'. The reorganization will provide enhanced opportunities for Peoples' investment and insurance associates to meet customer needs as well as increase market awareness through the more recognizable `Peoples' brand name.
         The following text will include references to this merger and its impact on Peoples' results of operations.


2.  Accounting Pronouncements
         In June 1998, Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 ("SFAS No. 137"), which requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.
         Peoples plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. The impact of adopting the provisions of this statement on Peoples' financial position, results of operations and cash flow subsequent to the effective date is not currently estimable and will depend on the financial position of Peoples as well as the nature and purpose of the derivative instruments in use at that time.

                                     ITEM 2

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                             SELECTED FINANCIAL DATA

         The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows.

                                                           For the Three Months
                                                               Ended March 31,
                                                              2000        1999
SIGNIFICANT RATIOS
Cash earnings to: (1)
     Average tangible assets (2)                              1.26%       1.45%
     Average tangible equity (3)                             24.93%      18.99%
Net income to:
     Average total assets                                     1.08%       1.21%
     Average stockholders' equity                            15.85%      12.12%
Net interest margin (4)                                       4.25%       4.54%
Efficiency ratio (5)                                         55.92%      51.16%
Average shareholders' equity to average assets                6.84%       9.95%
Loans net of unearned interest to deposits
          (end of period)                                    90.74%      81.27%
Allowance for loan losses to loans net of unearned
          interest (end of period)                            1.58%       1.72%
Cash dividends as a percentage of net income                 32.56%      30.76%
Capital ratios:
     Tier I capital ratio                                    12.58%      10.83%
     Risk-based capital ratio                                15.24%      12.27%
     Leverage ratio                                           8.46%       7.41%

--------------------------------------------------------------------------------

PER SHARE DATA
Cash earnings: (1)
     Basic                                                    $0.49       $0.44
     Diluted                                                  $0.49       $0.43
Net income:
     Basic                                                    $0.43       $0.38
     Diluted                                                  $0.43       $0.37
Cash dividends per share                                      $0.14       $0.12
Book value at end of period                                  $11.07      $12.50
Market value per share at end of period (closing price) $16.63 $18.29 Weighted average shares outstanding:
     Basic                                                6,602,504   6,979,409
     Diluted                                              6,705,526   7,140,949

--------------------------------------------------------------------------------

(1) Excludes after-tax amortization of goodwill and core deposit intangibles.
(2) Total assets less goodwill and core deposit intangibles.
(3) Total stockholders' equity less goodwill and core deposit intangibles.
(4) Fully tax equivalent net interest income as a percentage of average earning assets.
(5) Non-interest expense (less intangible amortization and indirect operational expenses) as a percentage of fully tax equivalent net interest income plus non-interest income. Nonrecurring items are removed from this ratio.

Introduction
         The following discussion and analysis of the consolidated financial statements of Peoples is presented to provide insight into management's assessment of the financial results. Peoples' wholly-owned subsidiaries are Peoples Bank, National Association ("Peoples Bank") and Northwest Territory Life Insurance Company ("Northwest Territory"). Peoples Bank also operates Peoples Insurance Agency, Inc. ("Peoples Insurance"), which offers a full set of life, property, and casualty insurance products to customers in Peoples' markets.
         Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency ("OCC"). Peoples Bank offers complete banking products and services through 38 financial service locations and 25 ATM's in the states of Ohio, West Virginia, and Kentucky. Peoples Bank provides an array of financial products and services to customers, including traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. Peoples Insurance also offers investment and insurance products. Peoples provides services through ordinary walk-in offices, automated teller machines, and automobile drive-in facilities, banking by phone, and also provide limited cash management services through computer banking.
         Peoples Bank also makes available other financial services via Peoples Investments, which provides customer-tailored solutions for fiduciary needs, investment alternatives, and asset management needs (securities are offered exclusively through Raymond James Financial Services, member NASD/SIPC, an independent broker/dealer located at Peoples Bank). Peoples Bank's e-banking service is Peoples OnLine Connection, and can be found on the internet at www.peoplesbancorp.com. Peoples common stock is traded through the Nasdaq National Market System under the symbol PEBO.
         The discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements and footnotes thereto and the ratios, statistics, and discussions contained elsewhere in this Form 10-Q. References will be found in this Form 10-Q to transactions that have impacted or will impact Peoples' results of operations.
         On April 20, 1999, Peoples sold, through PEBO Capital Trust I (a newly-formed subsidiary) $30.0 million of 8.62% Capital Securities ("Capital Securities" or "Trust Preferred Securities"). The proceeds were used by the Trust to purchase, from Peoples, Junior Subordinated Deferrable Interest Debentures due May 1, 2029. In late April, 1999, Peoples invested $10.0 million in Peoples Bank. The remaining proceeds were used for general corporate purposes, including the repurchase of a portion of Peoples' outstanding common shares.
         On April 22, 1999, Peoples announced intentions to repurchase 5% of Peoples' outstanding common shares (or 346,500 shares) from time to time in open market or privately negotiated transactions ("1999 Stock Repurchase Program"). The 1999 Stock Repurchase Program was completed at December 31, 1999.
         On December 10, 1999, Peoples announced intentions to repurchase 2.5% of Peoples' outstanding common shares (or 165,000 shares) from time to time in open market or privately negotiated transactions ("2000 Stock Repurchase Program"). At May 5, 2000, Peoples had purchased approximately 60,000 treasury shares under the 2000 Stock Repurchase Plan (or 36% complete).
         The combination of the issuance of Capital Securities and the stock repurchase programs has impacted and will continue to impact several key performance indicators of Peoples' future financial results. The impact, where significant, is discussed in the applicable sections of this Management's Discussion and Analysis.



                              Results of Operations

Overview of the Income Statement
         Peoples increased net income by $232,000 or 8.8%, to $2,862,000 in the first quarter of 2000 from $2,630,000 in 1999's first quarter. Diluted cash earnings per share for the quarter ended March 31, 2000, were $0.49, up $0.06 (or 14.0%) from $0.43 in diluted cash earnings per share in the first three months of 1999. Cash earnings removes the after-tax impact of intangible amortization expense. On January 13, 2000, Peoples declared a 10% stock dividend to be issued March 14, 2000, to common shareholders of record at February 22, 2000. On May 13, 1999, Peoples declared a 10% stock dividend to be issued June 15, 1999, to shareholders of record at May 28, 1999. Accordingly, all per share data reflects the dividends.
         Return on tangible assets dropped to 1.26% in the first quarter of 2000 compared to 1.45% for the same period a year ago. Return on tangible assets is defined as cash earnings as a percentage of average total assets minus goodwill and core deposit intangibles. Return on tangible equity improved to 24.93% in the first quarter of 1999 compared to 18.99% in the first quarter of 1999. Return on tangible equity is defined as cash earnings as a percentage of average total stockholders' equity minus goodwill and core deposit intangibles.
         On a diluted basis, earnings per share reached $0.43 for the first three months of 1999, up $0.06 (or 16.2%) compared to the previous year. Peoples' core earnings increased due to strong net interest income growth and additional revenue streams from recent market expansion. Return on average equity in the first quarter of 1999 reached 15.85% compared to 12.12% for the same period a year earlier. Return on average assets was 1.08% for the three months ended March 31, 2000, compared to 1.21% a year earlier, due to planned asset growth in mid-1999.
         Net interest income in the first quarter of 2000 increased $1,361,000 (or 15.6%) to $10,104,000, due primarily to earning asset growth. The provision for loan losses in the first quarter of 1999 totaled $522,000 compared to $537,000 a year ago. Bolstered by growth in deposit account service charges and insurance revenues, non-interest income increased $285,000 (or 15.5%) to $2,129,000. In the first quarter of 2000, Peoples reported net losses on securities transactions of $11,000. There were no gains or losses on securities transactions in the first quarter of 1999. Non-interest expense increased $1,323,000 (or 21.2%) to $7,559,000 due to a combination of costs related to market expansion and acquisition, as well as interest expense from the issuance of the Trust Preferred Securities reported in other expenses.
         Peoples continues to grow through acquisitions accounted for as purchase transactions. While acquisitions using stock are continually evaluated, management is cognizant of not diluting shareholder ownership merely for the sake of growth. Management believes a comparative approach to financial reporting should include the discussion of "cash earnings", which removes the after-tax impact of the amortization of intangibles on Peoples' results of operations and facilitates comparison of Peoples with competitors making acquisitions using pooling of interests accounting. Management uses cash earnings as one of several ways to evaluate the impact of acquisitions on profitability and Peoples' return on its investment. Recent acquisitions have increased Peoples' amortization expense related to goodwill and other intangibles and as a result, the purchase method of accounting has affected earnings per share and other ratios. Return on tangible assets and return on tangible equity removes the after-tax impact of intangible amortization expense and the balance sheet impact of average intangibles. In the first quarter of 2000, intangible amortization expense totaled $571,000 ($400,000 after taxes) compared to $657,000 ($456,000 after taxes) for the same period a year earlier. Due to amortization of intangibles, average balance sheet intangibles decreased to $19.9 million in the first quarter of 2000 compared to $21.8 million in the first quarter of 1999.

Interest Income and Expense
         Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest-bearing liabilities. Interest earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits, borrowed funds such as Federal Home Loan Bank ("FHLB") borrowings and other wholesale funding sources such as national market repurchase agreements. Net interest income remains the primary source of revenue for Peoples. Changes in market interest rates, as well as adjustments in the mix of interest-earning assets and interest-bearing liabilities, impact net interest income.
         During the second quarter of 1999, Peoples initiated an asset growth strategy to offset the costs to service the Trust Preferred Securities, thereby leveraging Peoples' increased regulatory capital levels ("Leverage Strategy"). The Leverage Strategy increased Peoples' earnings asset base approximately $150 million and was funded primarily by FHLB borrowings and other wholesale funding sources. The Leverage Strategy was implemented throughout the second quarter of 1999 and was completed on June 30, 1999.
         The Leverage Strategy and continued strong internal loan growth generated additional net interest income in the first quarter of 2000. Net interest income grew to $10,104,000 for the first three months of 2000, compared to $8,743,000 for the same period a year earlier, an increase of $1,361,000 (or 15.6%). Total interest income reached $20,112,000 while interest expense totaled $10,008,000. Included in interest income is $472,000 of tax-exempt income from investments issued by and loans made to states and political subdivisions. Since these revenues are not taxed, it is more meaningful to analyze net interest income on a fully-tax equivalent ("FTE") basis.
         Net interest margin is calculated by dividing FTE net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by Peoples' balance sheet. In the first quarter of 1999, net interest margin was 4.25% compared to 1999's first quarter ratio of 4.54%. The FTE yield on earning assets was 8.36% in the first quarter of 2000, compared to 8.22% for the same period a year earlier. The ratio of interest expense to earning assets increased 44 basis points to 4.12% for the three months ended March 31, 2000. Net interest margin has compressed in 2000 due to the impact of the Leverage Strategy, which significantly increased Peoples' earning asset base in comparatively lower-yielding assets such as mortgage-backed investment securities and other investments. Net interest margin also faced downward pressure due to competitive pricing of loans and deposits in Peoples' markets. Through its Leverage Strategy, Peoples increased net interest income by $1,312,000, of which $1,296,000 of the increase was attributable to volume increases, while declining rates offset interest income growth by $6,000.
         Management continues to analyze methods to redeploy Peoples' assets to an earning asset mix which will result in a net interest margin similar to Peoples' ratios before the Leverage Strategy was initiated. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future, which will enable Peoples to expand its earning asset base in these higher-yield assets. Due to increased competitive pressure for deposits and recent rises in interest rates, management believes that any enhancement to net interest margin through loan growth will be offset by increased interest costs.
         Average total earning assets reached $977.5 million in the first quarter of 2000, a $179.8 million (or 22.5%) increase over 1999's first quarter. Compared to the first quarter of 1999, average loans grew $92.5 million (or 16.2%) to $662.9 million for the three months ended March 31, 2000, and comprise the largest earning asset component on Peoples' balance sheet. Due to Peoples' Leverage Strategy and recent acquisitions, Peoples' average balances of investment securities increased $84.7 million from $218.0 million in 1998 to $302.7 million in 1999.
         Yield on earning assets increased 14 basis points to 8.36% for the first quarter of 2000. This increase is attributable to modestly higher loan yields as well as enhancements to Peoples' yield on investment securities through purchases of higher-yielding investments.
         Deposit costs, which result from the largest dollar volume of Peoples' interest-bearing liabilities in customer funding sources, increased 23 basis points to 4.38% in the first quarter of 2000, due to increased costs of money market and NOW accounts. Management expects deposit pricing to be increasingly competitive and will continue to focus its efforts to increase balances in non-interest bearing demand deposits, which grew, on average, $4.3 million to $80.3 million in average balances for the three months ended March 31, 2000.
         The cost of borrowed funds increased significantly, from 4.50% in the first quarter of 1999 to 5.29% for the three months ended March 31, 2000. Costs of borrowed funds have increased due to recent rises in interest rates as well as repricing of certain Peoples' long-term FHLB borrowings that are fixed rate borrowings for a specified period of time, and then reprice to current market rates at the discretion of the FHLB.
         In the first quarter of 2000, Peoples continued to use a combination of short-term and long-term borrowings as funding sources to fuel loan growth. Peoples' cash management services (offered to a variety of business customers) have provided short-term funding, specifically from overnight repurchase agreements. In the first quarter of 2000, Peoples' average balances of these overnight repurchase agreements (excluding balances of national repurchase agreements available through wholesale funding sources) remained stable at $29.0 million. The average rate paid in the first quarter of 2000 on overnight repurchase agreements totaled 4.87%, up 72 basis points from the prior year's first quarter average rate of 4.15%.
         In late 1999 and continuing into the first quarter of 2000, Peoples accessed national market repurchase agreements in effort to diversify its short-term funding sources as well as take advantage of attractive short-term financing rates. Peoples did not access this particular funding source in the first quarter of 1999, while average national market repurchase agreements totaled $32.1 million for the three months ended March 31, 2000, at an average rate of 6.03%. Average national market repurchase agreements comprised the largest component of Peoples' average short-term borrowings in the first quarter of 2000.
         Peoples also continued to use short-term FHLB advances as a source to fund its operations and investments during the first quarter of 2000. Average short-term FHLB balances increased from $0.9 million in the first quarter of 1999 to $10.6 million for the three months ended March 31, 2000. Interest costs on this type of borrowing grew $147,000 (rate: 6.02%) compared to $11,000 (rate:
5.07%) in the first quarter of 1999. Management plans to maintain access to short-term FHLB borrowings as an appropriate funding source.
         Long-term borrowing costs, which represent the largest average volume of borrowed fund costs, also increased compared to the first quarter of 1999. The rate paid on average long-term borrowings totaled 4.63% in the first quarter of 1999, compared to 5.13% for the three months ended March 31, 2000. The majority of Peoples' long-term borrowings are fixed rate FHLB borrowings. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.
         The growth of Peoples' earning asset base through the Leverage Strategy and internal loan growth will continue to impact net interest margin in 2000. Management expects interest rate pressures on funding sources will continue to challenge Peoples' net interest margin in 2000 as financial institutions and other competitors continue to search for new methods and products to satisfy increasing customer demand for higher yielding interest-bearing deposits. Management will continue to monitor the effects of net interest margin on the performance of Peoples.

Provision for Loan Losses
         In the first quarter of 2000, Peoples recorded a provision for loan losses of $522,000, compared to $537,000 for the same period a year earlier. The provision is based upon management's continuing evaluation of the adequacy of the allowance for loan losses and is reflective of the quality of the portfolio and overall management of the inherit credit risk.
         Due primarily to expected continued loan generation, management anticipates future provision expense will modestly increase for the remainder of 2000, dependent on loan delinquencies, portfolio risk, overall loan growth, and general economic conditions in Peoples' markets. Further discussion can be found later in this discussion under "Allowance for Loan Losses."

Non-Interest Income
         Peoples' non-interest income is generated from four primary sources: cost-recovery fees related to deposit accounts, income derived from fiduciary activities, electronic banking revenues, and insurance commissions. Non-interest income from operations reached new levels in the first quarter of 2000, totaling $2,129,000, an increase of $285,000 (or 15.5%) compared to 1999's first quarter. All non-interest income categories had strong growth compared to last year, reflecting management's focus on top-line revenue enhancement as a primary source of cost-recovery.
         Deposit account service charge income increased $113,000 (or 17.7%) to $751,000 in the first quarter of 2000. Most of the increases are attributable to volume increases as well as growth in Peoples' deposit service income generated from business customers. Peoples' fee income generated from deposits is based on recovery of costs associated with services provided.
         The fee structure for investment and fiduciary activities is based primarily on the market value of assets being managed, which totaled approximately $560 million at March 31, 2000 (unchanged from year-end 1999). Income from fiduciary activities totaled $698,000 in the first quarter of 2000, up $32,000 (or 4.8%) over the same period a year earlier. Peoples continues to build on its leadership position in its core markets and investment and fiduciary services will be significant contributors to Peoples' non-interest income streams.
         Electronic banking, including ATM cards, direct deposit services, and debit card services, is one of the many product lines offered by Peoples. For the three months ended March 31, 2000, electronic banking revenues totaled $282,000, an increase of $42,000 (or 17.5%) compared to the same period last year. These increases are due primarily to growth in the number of debit card users as well as corresponding volume increases in debit card usage. Management will continue to focus on electronic banking as a source of revenue as the financial services industry develops additional methods to provide electronic commerce.
         In addition to traditional sources of non-interest income, Peoples also offers a complete line of insurance and investment products through Peoples Investments and Peoples Insurance. Peoples' product offerings include credit life and disability insurance, as well as life and property insurance to consumers in Ohio and West Virginia. For the quarter ended March 31, 2000, commissions on insurance and securities sales generated revenues totaling $161,000, a $29,000 (or 22.0%) increase over the prior year. Peoples Investments offers its customers asset management services, corporate bonds, municipal bonds, portfolio evaluation, asset allocation, tax shelters, unit trusts, common/preferred stocks, government securities, mutual funds, retirement planning, estate planning, tax-exempt securities, annuities, and financial planning services. Management believes these services are integral to Peoples' relationship and needs-based sales philosophy.
         Securities are offered exclusively through Raymond James Financial Services, Member NASD/SIPC, an independent broker/dealer, located at many Peoples sales offices. Investments and insurance products are not FDIC insured, are not bank deposits, nor are they guaranteed by the financial institution, and consequently are subject to risk and may lose value. Insurance products are underwritten by various insurance companies and are made available through licensed insurance agency affiliates of Peoples.
         Peoples also recognized $90,000 of revenue related to an "exit fee" on a large commercial credit. This income was reported as "other non-interest income" in the first quarter of 2000.
         Management will continue to explore new methods of enhancing non-interest income. Other traditional and non-traditional financial service products are analyzed regularly for potential inclusion in Peoples' product mix.

Non-Interest Expense
         For the three months ended March 31, 2000, total non-interest expense reached $6,988,000, up $1,409,000 (or 25.3%) compared to 1999's first quarter. When comparing 2000 non-interest expense information to 1999, it is important to consider that several categories within non-interest expense were directly impacted by the costs (combination of debt service expenses and amortization of associated capitalized issuance costs) associated with the Trust Preferred Securities. Total costs in the first quarter of 2000 related to the Trust preferred Securities were $655,000. Peoples did not have any expense related to the Trust Preferred Securities in the first quarter of 1999.
         Compared to 1999's first quarter, salaries and benefits expense increased $389,000 (or 13.4%) to $3,293,000 for the first three months of 2000, reflecting Peoples continuing effort to expand both inside and outside its geographic markets. Acquisitions in previous years, new financial service center openings, and increased customer service representatives for investment and insurance services have increased the number of Peoples' employees. At March 31, 2000, Peoples had 383 full-time equivalent employees, compared to 356 full-time equivalent employees at the end of the first quarter of 1999. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources while retaining key associates, effectively optimizing customer service and return to shareholders.
         Recent acquisitions and investments also impacted net occupancy expenses, in particular depreciation expense. Net occupancy expense for the three months ended March 31, 2000, totaled $507,000, an increase of $66,000 (or 15.0%) compared to the same period a year earlier. In the first quarter of 2000, furniture and equipment expenses totaled $469,000, up $8,000 (or 1.8%) compared to the first three months of 1999. These increases can be attributed primarily to the depreciation of assets acquired through recent market expansion, such as remodeling projects or new construction projects at several of Peoples Bank's financial service centers (specifically the three Wal-Mart Financial Service Centers opened in 1999 and early 2000, as well as other banking center refurbishments), and increased depreciation of additional expenditures on technology. Peoples increased investment in technology and other customer-service enhancements will also impact depreciation expense in the future.
         In 1999 and continuing in 2000, Peoples embarked on several educational sales programs designed to increase associates' knowledge of relationship sales techniques and enhance Peoples' sales culture. The educational programs have modestly increased non-interest expense compared to previous periods. Management believes these types of investments are necessary to remain competitive in the financial services industry and anticipates these programs will increase customer service associates perception and understanding of the relationship sales process.
         Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for Peoples in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense less amortization of intangibles and non-recurring items as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as an important indicator of performance. Gains and losses on sales of investment securities, as well as other nonrecurring charges, are not included in the calculation of Peoples' efficiency ratio.
         In the first quarter of 2000, Peoples reported an efficiency ratio of 55.92% compared to 51.16% in the first quarter of 1999. Peoples experienced a period of transition in 1999 due to the Trust Preferred Securities issuance and the implementation of the Leverage Strategy. As anticipated, these events coupled with increased operational costs, impacted Peoples' efficiency ratio. Management believes the interest cost associated with the 8.62%, 30-year fixed rate Trust Preferred Securities is attractive low cost funding, considering the current interest rate environment and provides Peoples with relatively low cost long-term funding. Management anticipates the efficiency ratio will stabilize at or near 55% in 2000 as Peoples leverages non-interest expense associated with market expansion, continues to shift earning assets to higher-yielding assets such as loans, and refines its sales processes to increase customer satisfaction and revenues.

Return on Assets
         After removing the impact of intangibles and corresponding amortization, return on tangible assets decreased 19 basis points to 1.26% in the first quarter of 2000 compared to the previous year. For the quarter ended March 31, 2000, return on average assets ("ROA") was 1.08%, compared to 1.21% in 1999's first quarter. The Leverage Strategy implemented in the second quarter of 1999 significantly increased the asset base of Peoples and caused a reduction in Peoples' tangible return on equity and ROA. Additional net interest income streams from the Leverage Strategy were offset primarily by the Trust preferred Securities costs, resulting in lower ROA levels than previous periods.
         Management anticipates that ROA will stabilize at first quarter 2000 levels through the remainder of the year. Peoples will be challenged to employ its asset base in a manner that will produce higher returns on assets. Management believes that recent changes to Peoples' balance sheet, particularly through the Trust Preferred Securities issuance and Leverage Strategy, will direct Peoples' strategic focus to ratios such as return on tangible equity, return on equity, cash earnings per share, and earnings per share.

Return on Equity
         After removing the impact of intangibles and corresponding amortization, return on tangible equity increased to 24.93% in the first quarter of 2000 compared to 18.99% for the same period a year earlier. Peoples' return on average stockholders' equity ("ROE") was 15.85% for the first three months of 2000 compared to 12.12% for the same period a year earlier. Using a portion of the proceeds from the Trust Preferred Securities issuance to implement Peoples' 1999 Stock Repurchase Program and continuing in early 2000 with the 2000 Stock Repurchase Plan, ROE was favorably impacted through the reduction in the number of outstanding common shares. Future enhancements to ROE will depend on the timing of common share repurchases and the availability of Peoples' common shares.
         Management views the issuance of the Trust Preferred Securities as an opportunity to leverage Peoples' equity position and expects continued ROE improvement into the latter part of 2000 and into 2001.
         Peoples and its banking subsidiary, Peoples Bank, are considered well-capitalized under regulatory and industry standards of risk-based capital (as detailed in the Capital/Stockholders' Equity section of this Form 10-Q). Such ratios were enhanced through the Trust Preferred Securities issuance in mid-1999.

Income Tax Expense
         Federal income taxes increased from $1,184,000 in the first quarter of 1999 to $1,279,000 for the first three months of 2000. Peoples' effective tax rate for the first three months of 2000 was 30.9%, compared to 31.0% for the same period a year earlier. The modest decrease can be attributed to implementation of tax reduction strategies which reduce Peoples' tax burden and lower Peoples' effective tax rate.
         Peoples has invested and plans to make additional investments in various tax credit pools over the next several years. Total investment in these tax credit pools is not expected to exceed $5.0 million and is expected to benefit Peoples' future results of operations through reductions in Peoples' effective tax rate. Management continues to explore methods in which to decrease Peoples' tax burden.




                               FINANCIAL CONDITION

Overview of Balance Sheet
         Total assets were $1,074.3 million at March 31, 2000, a decrease of $1.2 million compared to year-end 1999. Loan volumes continued to grow in the first quarter of 2000, increasing $12.9 million (or 1.1%) to $672.7 million, with most of the growth occurring primarily in the commercial loan area.
         Total liabilities decreased $0.7 million (or 0.1%) to $972.9 million from year-end 1999 to March 31, 2000. Due to growth of Peoples' interest bearing deposits, particularly seasonal growth of certain money market accounts, Peoples' total deposits increased $13.2 million (or 1.8%) to $741.4 million at March 31, 2000. Peoples' total short-term borrowings decreased $14.1 million (or 16.1%) to $73.4 million at March 31, 2000.
         The April, 1999 issuance of the Trust Preferred Securities is presented as "Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures". Peoples has classified the Trust Preferred Securities as "mezzanine" equity on its balance sheet, net of amortized issuance costs of approximately $1.0 million.
         Stockholders' equity totaled $72.4 million at March 31, 2000, compared to $72.9 million at year-end 1999, a decrease of $0.5 million (or 0.7%). The decrease in equity resulted from increases in Peoples' net unrealized losses on available-for-sale securities, as well as the impact of the 2000 Stock Repurchase Program. At December 31, 1999, Peoples had $7.7 million of net unrealized losses on available for sale securities compared to $9.2 million of unrealized losses on available for sale securities at March 31, 2000. At year-end 1999, Peoples had a treasury share balance of $10.8 million, compared to $2.8 million at March 31, 2000. This decrease occurred due to Peoples' reissuance of treasury shares in connection with Peoples 10% stock dividend issued to shareholders in the first quarter of 2000. Purchases of treasury shares continue in the Peoples 2000 Stock Repurchase Plan, as well as other repurchases of Peoples' common shares during the first quarter of 2000 which funded Peoples' stock benefit plans and a deferred compensation plan that permits Peoples' directors to acquire common shares through deferral of directors fees.

Cash and Cash Equivalents
         Cash and cash equivalents totaled $33.0 million at March 31, 2000, down $10.8 million from year-end 1999. At March 31, 2000, the Company's balance of cash and due from banks dropped $10.3 million to $32.4 million. At year-end 1999, Peoples retained additional cash reserves for potential customer withdrawals related to the Y2K date change. In January 2000, management reduced cash balances to normal operating levels. Normally, management directs liquid funds into higher-yielding assets such as loans to meet loan demand in its markets, as well as enhance profitability.
         Management believes the current balance of cash and cash equivalents adequately serves Peoples' liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs. Management believes the liquidity needs of Peoples are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable Peoples to meet cash obligations and off-balance sheet commitments as they come due.

Investment Securities
         Investment securities totaled $324.3 million at March 31, 2000, down $4.0 million (or 1.2%) compared to year-end 1999. The decrease that occurred in the first three months of 2000 was due primarily to prepayments of mortgage-backed securities in the Company's investment portfolio and other maturities.
         All of the Company's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the Company in terms of selling securities as well as interest rate risk management opportunities. At March 31, 2000, the amortized cost of the Company's investment securities totaled $338.4 million, resulting in unrealized depreciation in the investment portfolio of $14.1 million and a corresponding decrease in the Company's equity of $9.2 million.
         At March 31, 2000, investments in US Treasury securities and obligations of US government agencies and corporations totaled $101.8 million, up $1.1 million (or 1.1%) since year-end 1999. In the first quarter of 2000, investments in mortgage-backed securities decreased $5.1 million (or 3.5%) to $142.3 million at March 31, 2000, due primarily to maturities and prepayments. Peoples' balances in investment obligations of states and political subdivisions totaled $35.0 million at March 31, 2000, a quarterly decrease of $0.2 million (or 0.57%). Other investments at March 31, 2000, totaled $45.2 million, an increase of $0.2 million (or 0.4%) for the quarter ended March 31, 2000.
         Management may reduce investment securities in future periods as a mechanism to fund higher-yielding investments such as loans. Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee ("ALCO") meetings. The group also monitors net interest income, sets pricing guidelines, and manages interest rate risk for the Company. Through active balance sheet management and analysis of the investment securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and the various credit needs of its customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.

Loans
         Peoples' lending is primarily focused in central and southeastern Ohio, northern West Virginia, and northeastern Kentucky markets, and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending.
         Gross loans totaled $672.7 million at March 31, 2000, an increase of $12.9 million (or 2.0%) since year-end 1999. Retail loan growth occurred primarily in Peoples' existing markets, while commercial lending activity continues with selected customers outside Peoples' primary markets.

         The following table details total outstanding loans at the specified dates:

(dollars in thousands)                     March 31,    December 31,
                                              2000          1999
                                          ----------     ---------
Commercial, financial, and agricultural   $ 271,077      $ 272,219
Real estate, construction                    18,419         14,067
Real estate, mortgage                       259,928        252,427
Consumer                                    123,312        121,120
                                          ----------     ---------
     Total loans                          $ 672,736      $ 659,833
                                          ==========     =========

         Peoples experienced loan growth in the first quarter of 2000 in primarily real estate loans, which grew $11.9 million (or 4.4%) to $278.3 million (including construction loans) at March 31, 2000. Real estate loans (including construction loans) account for the largest portion of the loan portfolio, comprising 41.4% of Peoples' total loan portfolio. Included in real estate loans are home equity credit lines ("Equilines"), which totaled $22.7 million at March 31, 2000, compared to $22.2 million at year-end. Management believes the Equiline loans are a competitive product with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a major focus of Peoples' lending due to the lower risk factors associated with this type of loan and the opportunity to provide additional products and services to these consumers at reasonable yields to Peoples.
         At March 31, 2000, commercial, financial, and agricultural loans ("commercial loans") decreased $1.1 million (or 0.4%) from December 31, 1999, to $271.1 million, or 40.3% of Peoples' total loan portfolio. Commercial loan activity continued to be strong in the first quarter of 2000, as new credit advances were offset by a $9 million payoff of a lodging industry loan outside Peoples' primary lending markets. Economic conditions in Peoples' markets have provided quality credit opportunities, particularly in southeastern and central Ohio. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. Management expects commercial loan demand to remain strong into mid-2000. In addition to the anticipated in-market penetration, Peoples will continue to selectively lend to customers outside its primary markets.
         Consumer lending continues to be a vital part of Peoples' core lending. At March 31, 2000, consumer loan balances (excluding credit card loans) increased $2.5 million (or 2.2%) to $117.0 million. The majority of Peoples' consumer loans are in the indirect lending area, where volume increases were experienced, combined with slower indirect loan payoffs. At March 31, 2000, Peoples had indirect loan balances of $72.7 million, compared to $71.0 million at year-end 1999.
         Management is pleased with the performance and quality of Peoples' consumer loan portfolio, which can be attributed to a commitment of high customer service levels and the continued demand for indirect loans in the markets served by Peoples. Lenders use a tiered pricing system that enables Peoples to apply interest rates based on the corresponding risk associated with the indirect loan. Although consumer debt delinquency has increased in the financial services industry (due mostly to credit card debt), management's actions to reinforce Peoples' pricing system and underwriting criteria have tempered indirect lending delinquencies. Management plans to continue its focus on the use of this tiered pricing system in the future, combined with controlled growth of the indirect lending portfolio if economic conditions remain strong.
         Peoples' credit card balances at March 31, 2000, totaled $6.4 million, a decrease of $0.3 million since December 31, 1999. While management continues to explore new opportunities to serve credit card customers, those plans do not include the assumption of additional unnecessary risk merely for the sake of growth.

Loan Concentration
         At March 31, 2000, real estate lending (including both mortgage and construction loans) totaled $278.3 million (or 41.3%) of total loans. Peoples' lending is primarily focused in the local southeastern Ohio market and contiguous mid-Ohio valley areas. Peoples' loan mix of retail lending, which includes single-family residential mortgages and other consumer loan products, is periodically reviewed for appropriate changes in mix.
         At March 31, 2000, commercial loans totaled $271.1 million (or 40.3%) of gross loans. Peoples' largest concentration of commercial loans is in credits to lodging and lodging related companies, which comprised approximately 9.3% of Peoples' outstanding commercial loans at March 31, 2000, down from 12.6% of Peoples' outstanding commercial loans at year-end 1999 due to a payoff of a $9 million credit in the first quarter of 2000.
         These lending opportunities have arisen due to recent growth in the lodging industry as well as the need for additional travel-related services in certain areas in or contiguous to Peoples' markets. In addition, Peoples was able to selectively lend to creditors outside its market areas, applying conservative underwriting parameters to mitigate risk. Lodging and lodging related loan growth reflect Peoples' lenders' ability to respond to the needs of customers in this segment of the economy based on financial, strength of the underlying credit and guarantor, and customer relationship parameters. Management believes Peoples' lodging and lodging related loans do not present more than the normal amount of risk assumed in other types of lending.
         In addition to lodging and lodging related companies, one of Peoples' larger groups of commercial loans consists of automobile dealer floor plans, which accounted for 8.2% of commercial loans at March 31, 2000 and at December 31, 1999.

Allowance for Loan Losses
         The allowance for loan losses as a percentage of loans increased from 1.56% at December 31, 1999, to 1.58% at the end of the first quarter of 2000. The balance in the allowance for loan losses increased $364,000, as net chargeoffs decreased modestly compared to the first quarter of 1999.
         The following table presents changes in the Company's allowance for loan losses:

                                                           Three Months Ended
(dollars in thousands)                                          March 31,
                                                          ----------------------
                                                             2000         1999
                                                          ---------    ---------
Allowance for loan losses, January 1                       $ 10,264      $ 9,509
Chargeoffs                                                      266          255
Recoveries                                                      108           64
--------------------------------------------------------------------------------
     Net chargeoffs                                             158          191
--------------------------------------------------------------------------------
Provision for loan losses                                       522          537
--------------------------------------------------------------------------------
          Allowance for loan losses, March 31              $ 10,628      $ 9,855
================================================================================

         Management expects continued loan growth in 2000 and believes that future provision expense will increase, although such increases will be dependent on loan delinquencies, portfolio risk, overall loan growth, and general economic conditions in Peoples' markets.
         Peoples' consumer loan net chargeoffs continue to comprise the largest portion total net chargeoffs, reaching $156,000 in the first quarter of 2000. In comparison to 1999's first quarter, consumer loan net chargeoffs decreased $21,000 (or 11.9%) due to decreased indirect and direct personal loan chargeoffs. Peoples had insignificant commercial or real estate loan chargeoffs in the first quarter of 2000, demonstrating the quality of the portfolio.
         Nonperforming assets (which include loans 90 days or more past due, those loans classified as nonaccrual loans, renegotiated loans, and other real estate owned) as a percentage of outstanding assets were 0.22% at March 31, 2000, compared to 0.21% at year-end 1999. Nonaccrual loans and renegotiated loans totaled $872,000 and $684,000 at March 31, 2000, compared to $1,109,000 and $747,000, respectively, at year-end 1999. Other real estate owned totaled $261,000 at March 31, 2000, compared to $207,000 at year-end 1999. Management believes the current level of nonperforming loans is below peer group levels and is a reflection of the overall quality of Peoples' loan portfolio.
         Management also evaluates Peoples' loan portfolio quality by monitoring the amount of loans past due 90 days or more as an indicator of possible future delinquent credits. At March 31, 2000, loans past due 90 days or more totaled $505,000, compared to $249,000 at year-end 1999. Management believes the balances of loans 90 days or more past due are reasonable and reflect the overall quality of Peoples' loan portfolio.
         Management continually monitors the loan portfolio through its Loan Review Department and Loan Loss Committee to determine the adequacy of the allowance for loan losses. This formal analysis determines the appropriate level of the allowance for loan losses, allocation of the allowance among loan types and the adequacy of the unallocated component of the allowance. The portion of the allowance allocated among the various loan types represents management's estimate of expected losses based upon specific allocations for individual lending relationships and historical loss experience for each category of loans. The individual loan reviews are based upon specific qualitative and quantitative criteria, including the size of the loan and loan grades below a predetermined level. The historical experience factor is based upon historical loss experience, trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets.
         Allowances for homogeneous loans (such as residential mortgage loans, credit cards, personal loans, etc.) are collectively evaluated upon historical loss experience, trends in losses and delinquencies, the growth of loans in particular markets, and known changes in economic conditions in the particular lending markets.
         A loan is considered impaired when, based on current information and events, it is probable that Peoples will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of potential impaired loan losses is generally based on the present value of expected future cash flows discounted at the loan's historical effective interest rate, or the fair value of the collateral if the loan is collateral dependent. If foreclosure is probable, impairment loss is measured based on the fair value of the collateral. At March 31, 2000, Peoples had an insignificant amount of loans that were considered impaired. Management will continue to monitor the status of impaired loans, including performing and non-performing loans. The allowance for loan losses is deemed to be adequate to absorb losses inherent in the portfolio at March 31, 2000.

Funding Sources
         Peoples considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for Peoples, totaling $741.4 million, or 76.8% of Peoples' funding sources at March 31, 2000.
         Non-interest bearing deposits remain a core funding source for Peoples. At March 31, 2000, non-interest bearing balances totaled $81.0 million, a $2.3 million (or 2.8%) decrease compared to year-end 1999. Management intends to continue to focus on maintaining its base of lower-costing funding sources, through product offerings that benefit customers who increase their relationship with Peoples by using multiple products and services.
         Interest-bearing deposits totaled $660.4 million at March 31, 2000, an increase of $15.5 million (or 2.4%) compared to year-end 1999. Interest-bearing transaction accounts were the largest growth component of Peoples' deposits, increasing $16.8 million (or 7.8%) to $231.5 million at March 31, 2000. In the first quarter of 2000, Peoples experienced attrition of some short-term certificates of deposit as rate sensitive customers withdrew funds to invest in products providing a higher yield. In efforts to increase Peoples' competitive position to retain and grow deposits, management began offering a 17-month "special" CD in the second quarter of 2000, which offers attractive rates of return for customers. Management will continue to emphasize deposit-gathering in the future by offering special "relationship accounts" (both non-interest bearing and interest-bearing) based on other products and services offered by Peoples. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Peoples' strategic goals.
         In addition to traditional deposits, Peoples accesses both short-term and long-term borrowings to fund its operations and investments. Peoples' short-term borrowings consist of federal funds purchased, corporate deposits held in overnight repurchase agreements, wholesale funds such as term repurchase agreements, and various FHLB borrowings. At March 31, 2000, short-term borrowings totaled $73.4 million, a decrease of $14.1 million (or 16.1%) over year-end 1999. The largest component of Peoples' short-term borrowing at March 31, 2000, was overnight repurchase agreements with corporate customers, which totaled $29.3 million, a quarterly decrease of $1.1 million (or 3.8%). At the end of the first quarter of 2000, Peoples had total short-term, national market repurchase agreement balances of $27.8 million, a decrease of $6.2 million (or 18.2%) compared to year-end 1999. Peoples also had $16.2 million of overnight borrowings with the FHLB at March 31, 2000, a quarterly decrease of $6.3 million (or 27.8%). Short-term FHLB advances and short-term, national market repurchase agreements were accessed heavily at the end of 1999 to fund Peoples' Y2K cash reserves for potentially large customer deposit withdrawals. Such borrowings were repaid in the early weeks of January 2000. In general, Peoples accesses these funding sources at various times to balance liquidity needs.
         In addition to traditional deposits and short-term borrowings, Peoples maintains long-term borrowing capacity with the FHLB. Long-term FHLB advances remained unchanged since year-end 1999, totaling $147.9 million at March 31, 2000. Peoples' long-term FHLB advances are primarily 10-year borrowings, with fixed rate features for periods of two, three, or four years, depending on the specific advance. Each advance has the opportunity to reprice after its initial fixed rate period (at the discretion of the FHLB), and Peoples has the option to prepay any repriced advance without penalty, or allow the borrowing to reprice to a LIBOR based, variable product. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.
         Peoples also has a long-term note with an unaffiliated financial institution. The original principal balance of the note was $3.0 million and was used to finance an acquisition in early 1997. At March 31, 2000, the balance was
2.3 million, a decrease of $0.1 million since year-end 1999. Principal payments began in 1998 and continue semi-annually over the next three years.

Capital/Stockholders' Equity
         During the quarter ended March 31, 2000, stockholders' equity decreased $0.5 million (or 0.7%) to $72.4 million. This decrease resulted from continued treasury stock purchases as well as increased net unrealized holding losses on available-for-sale securities. In the first quarter of 2000, Peoples had net income of $2.9 million and paid dividends of $0.9 million, a dividend payout ratio of 32.56% of earnings, compared to a ratio of 30.76% for the same period a year earlier. Management believes recent dividends represent an acceptable payout ratio for Peoples and anticipates similar payout ratios in future periods through quarterly dividends.
         At March 31, 2000, the adjustment for the net unrealized holding loss on available-for-sale securities, net of deferred income taxes, totaled $9.2 million, an increase of $1.5 million since year-end 1999. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' balance sheet are more sensitive to the changing market values of investments. The changes in market value of Peoples' investment portfolio directly impacted Peoples' stockholders' equity. Management believes Peoples' capital continues to provide a strong base for profitable growth.
         Peoples has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. At March 31, 2000, Peoples' and Peoples Bank's risk-based capital ratios were above the minimum standards for a well-capitalized institution. Peoples' risk-based capital ratio of 14.24% at March 31, 2000, is well above the well-capitalized standard of 10%. Peoples' Tier 1 capital ratio of 12.58% also exceeded the well-capitalized minimum of 6%. The Leverage ratio at March 31, 2000, was 8.46% and also above the well-capitalized standard of 5%.
         On December 10, 1999, Peoples announced intentions to repurchase 2.5% of Peoples' outstanding common shares (or 165,000 common shares) from time to time in open market or privately negotiated transactions under the 2000 Stock Repurchase Program. The timing of the purchases and the actual number of common shares purchased have depended and will depend on market conditions. The 2000 Stock Repurchase Program will expire December 31, 2000. At May 5, 2000, Peoples had purchased approximately 60,000 treasury shares under the 2000 Stock Repurchase Plan (or 36% complete). at a weighted average price of approximately $16.77 per share.
         In June 1998, Peoples implemented a formal plan to purchase treasury shares for use in its stock option plans. The formal plan serves as the basis for treasury purchases in anticipation of Peoples' projected stock option exercises and is based upon specific criteria related to market prices, as well as the number of common shares expected to be reissued under Peoples' stock option plans. Under the plan, Peoples is currently authorized to repurchase 18,150 common shares each quarter. During the first quarter of 2000, Peoples purchased 18,150 treasury shares at a weighted-average price of $19.06 per share, totaling $0.3 million. Management expects to purchase similar share amounts in future quarters for use in its stock option plans. Future changes, if any, to Peoples' systematic share repurchase program may be necessary to respond to the number of common shares expected to be reissued for Peoples' stock option plans. Management intends to continue its systematic quarterly treasury share program.
         Peoples also maintains the Peoples Bancorp Inc. Deferred Compensation Plan ("Deferred Compensation Plan") for the directors of Peoples and its subsidiaries. The Deferred Compensation Plan is designed to recognize the value to Peoples of the past and present service of its directors and encourage their continued service through implementation of a deferred compensation plan. As a result and in accordance with accounting regulations, the account balances invested in Peoples common shares are reported as treasury stock in Peoples' financial statements. At March 31, 2000, the Deferred Compensation Plan and its participants were entitled to $0.9 million of Peoples common shares, which is a reduction to the equity balance of Peoples. Management does not expect the Deferred Compensation Plan to have a material impact on future financial statements or results of operations of Peoples.

Liquidity and Interest Rate Sensitivity
         The objective of Peoples' asset/liability management function is to maintain consistent growth in net interest income within Peoples' policy guidelines. This objective is accomplished through management of Peoples' balance sheet liquidity and interest rate risk ("IRR") exposure based on changes in economic conditions, interest rate levels, and customer preferences.

Interest Rate Risk
         The most significant market risk resulting from Peoples' normal course of business, extending loans and accepting deposits, is interest rate risk. Interest rate risk is the potential for economic loss due to future interest rate changes which can impact both the earnings stream as well as market values of financial assets and liabilities. Peoples' management has charged the Asset/Liability Committee ("ALCO") with the overall management of Peoples' and Peoples Bank's balance sheets and off-balance sheet transactions related to the management of interest rate risk. The ALCO strives to keep Peoples focused on the future, anticipating and exploring alternatives, rather than simply reacting to change after the fact.
         To this end, the ALCO has established an IRR management policy that sets the minimum requirements and guidelines for monitoring and controlling the level and amount of interest rate risk. The objective of the interest rate risk policy is to encourage management to adhere to sound fundamentals of banking while allowing sufficient flexibility to exercise the creativity and innovations necessary to meet the challenges of changing markets. The ultimate goal of these policies is to optimize net interest income within the constraints of prudent capital adequacy, liquidity, and safety.
         The ALCO relies on different methods of assessing IRR including simulating net interest income, monitoring the sensitivity of the net present market value of equity or economic value of equity, and monitoring the difference or gap between maturing or rate-sensitive assets and liabilities over various time periods. The ALCO places emphasis on simulation modeling as the most beneficial measurement of interest rate risk do to its dynamic measure. By employing a simulation process that projects the impact of potential changes in interest rates and balance sheet structures and by establishing limits on changes in net income and net market value, the ALCO is better able to evaluate the possible risks associated with alternative strategies.
         The simulation process starts with a base case simulation which represents projections of current balance sheet growth trends. Base case simulation results are prepared under a flat interest rate forecast and at least two alternative interest rate forecasts, one rising and one declining, assuming parallel yield curve shifts. Comparisons showing the earnings variance from the flat rate forecast illustrate the risks associated with the current balance sheet strategy. When necessary, additional balance sheet strategies are developed and simulations prepared. These additional simulations are run with the same interest rate forecasts used with the base case simulation and/or using non-parallel yield curve shifts. The additional strategies are used to measure yield curve risk, prepayment risk, basis risk, and index lag risk inherent in the balance sheet. Comparisons showing the earnings and equity value variance from the base case provide the ALCO with information concerning the risks associated with implementing the alternative strategies. The results from model simulations are reviewed for indications of whether current interest rate risk strategies are accomplishing their goal and, if not, suggest alternative strategies that could. The policy calls for periodic review by the ALCO of assumptions used in the modeling.
         The following table is provided to show the earnings at risk and value at risk positions of Peoples as of March 31, 2000:

Earnings and Value at risk at March 31, 2000:
(Dollars in Thousands)

     Immediate               Estimated                  Estimated
   Interest Rate        Increase (Decrease)       Increase (Decrease) in
      Change             in Net Interest            Economic Value
(in Basis Points)            Income                   of Equity
-----------------     ---------------------      ------------------------
       400                  --        --           $ (7,391)       (7.4)%
       300            $ (3,654)     (8.5)%           (5,860)       (5.9)
       200              (2,425)     (5.6)            (4,132)       (4.2)
       100              (1,207)     (2.8)            (2,186)       (2.2)
     (100)                 837       1.9              1,273         1.3
     (200)               1,665       3.9              2,710         2.7
     (300)            $  2,485       5.8%             4,329         4.4
     (400)                  --        --           $  6,142         6.2%

         The interest risk analysis shows that Peoples is liability sensitive. This means that downward moving interest rates favorably impact net interest income. Inherent within the risk analysis are a large number of interrelated assumptions. As with all estimates, actual performance could vary; however, management believes that the analysis is reasonable in the aggregate. The ALCO believes it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate and act on projections from model simulations, management through its ALCO established limits on changes in net interest income and the value of the balance sheet. To monitor the short-term exposure IRR, the ALCO has limited the earnings at risk to no more than 10% from base case for each 1% shift in interest rates. To monitor the long-term exposure IRR, management has limited the negative impact to Peoples' economic value of equity to not more than 40% when interest rates shift 2% and 75% when rates shift 4%, respectively.
         For an assessment of the current interest rate risk position, the ALCO reviews static gap measures for specific time periods focusing on one year cumulative gap. Based on historical trends and performance, the ALCO has determined that the ratio of the one year cumulative gap should be within 15% of earning assets. At March 31, 2000, both the earnings at risk and the change in economic value of equity were within policy. While interest rates are currently trending higher and this could potentially have a negative impact to net interest income, the magnitude of this impact will be substantially less then demonstrated in the above table. The rate shock scenarios are used in the modeling process as a stress test to net interest earnings. Management believes that actual changes in interest rates will occur more gradually, allowing for appropriate adjustments in ALCO strategies.

Liquidity
         Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated and unanticipated operating cash needs, loan demand, and deposit withdrawals, without incurring a sustained negative impact on profitability. It is Peoples' policy to manage liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. The ALCO's policy for liquidity management sets limits on the net liquid position of Peoples and the concentration of non core funding sources.
         The main source of liquidity for Peoples comes through deposit growth. Liquidity is also provided from cash generated from assets such as maturities, principal payments and income from loans and investment securities. During the quarter ended March 31, 2000, cash provided by financing activities decreased $2.8 million due to a reduction in short term borrowings, while outflows from investing activity totaled $11.7 million. The majority of the increase in cash outflows from investing activities occurred as a result of the growth in Peoples' loan portfolio. When appropriate, Peoples takes advantage of external sources of funds such as advances from the FHLB, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates which enables Peoples to match funding with contractual maturity dates of assets. Securities in the investment portfolio that are available for sale can be utilized as an additional source of liquidity.
         The net liquidity position of Peoples is calculated by subtracting volatile liabilities, non core deposits and brokered funds, from liquid assets, short-term investments and unpledged available-for-sale securities. At year-end 1999, the net liquidity position of Peoples was $132.8 million or 11.43% of total assets. At March 31, 2000, the net liquidity position of Peoples was $110.8 million or 10.35% of total assets. The change can be attributed to redirection of maturities in the investment portfolio to fund loan growth. The liquidity position at March 31, 2000 and year-end 1999 were within Peoples' policy limit of -10% of total assets. The ALCO believes Peoples has sufficient liquidity to meet current obligations to borrowers, depositors, debt holders, and others.

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

Future Outlook
         Results of operations in the first quarter of 2000 represent enhanced financial performance through a combination of external growth and a focus on core competencies. Management continues to challenge its employees to identify critical banking processes and re-engineer services to provide the customer with the highest quality products and services. In addition, management has identified and will continue to analyze key performance areas which quantitatively measure the relative performance of the Company compared to prior year results.
         With the consolidation of Peoples' three banking subsidiaries into Peoples Bank, NA, management will focus many efforts on the integration of Peoples' various sales processes, products, and services in future periods. The transition to a unified banking entity has allowed Peoples to focus on a marketing program based on establishing consistent brand awareness of Peoples in its markets. The primary focus of the consolidation was customer retention and market share growth through improved product and service convenience and availability, achieved by placing more of Peoples' associates in customer service positions and lessen the administrative duties experienced with three separate banking charters. The consolidation also allows Peoples' customers to access all 38 offices, 25 ATM's, and internet banking system, and connects the northeastern Kentucky markets with contiguous Ohio and West Virginia markets, providing enhanced synergies and customer service opportunities in the Huntington, West Virginia - Ashland, Kentucky greater metropolitan area.
         Management strives to enhance revenue streams by reorganizing and revitalizing its sales management process. Areas of focus will include enhancement of non-interest income streams, including asset management fees (such as fiduciary fees, insurance revenues, etc.), electronic banking revenues, low income housing tax credits, and other investments. Peoples Bank will continue to offer a wide array of banking products and services, while two new operating divisions have been created to allow associates to better focus on customer needs: Peoples Investments will provide customer-tailored solutions for fiduciary needs, investment alternatives, and other asset management capabilities; and Peoples Insurance will provide a full set of life, property and casualty insurance products and services. Management plans to continue Peoples' investment in sales expertise and relationship building skills of Peoples' customer service representatives as the sales process evolves. These investments in customer service enhancements represent Peoples' strategic initiatives designed to increase current and potential customer relationships with Peoples.
         Near the end of the first quarter of 2000, Peoples Bank announced expansion of its market presence in Parkersburg, West Virginia, with the upcoming opening of its fourth sales office in Wood County. The office will be located at 3411 Emerson Avenue and, after renovations and refurbishments, will be open to customers in October 2000. Although remodeling plans are incomplete at this time, management plans to renovate the existing structure to create an environment for easy delivery of all financial services offered by Peoples. An ATM will also offer 24-hour banking convenience. The Emerson Avenue office is on the north side of Parkersburg and will complement Peoples Bank's sales office in the nearby Vienna Wal-Mart supercenter, which opened in mid-1999. Peoples Bank also has a full-service office at 2107 Pike Street in Parkersburg and in the recently opened Wal-Mart supercenter in the Patriot Center just south of Parkersburg.
         Management recognizes the importance of electronic financial services to its customer base and continues to focus efforts designed to enhance this process and allow customers almost unlimited banking products and services at their convenience. Continuing Peoples' emphasis on electronic product delivery and expanding delivery choices for Peoples' customers, Peoples Bank has offered a fully integrated internet banking system ("Internet Banking System" or "Peoples OnLine Connection") since late 1999 and has over 1,500 users. Peoples OnLine Connection allows customers to perform online transactions, pay bills, view account history, stop payment, open accounts, change address, reorder checks, purchase savings bonds and complete other financial transactions. Peoples OnLine Connection is an on-line service that offers real time transaction capability and portability for the customer. In March, Peoples announced improvements to its electronic banking services at www.peoplesbancorp.com through the transformation of the Company website to a `portal', which provides a variety of links to internet users, including banking online using Peoples OnLine Connection.
         Peoples Bank's new portal provides a `one-stop' shop for internet users, who will now be able to access their banking records through Peoples OnLine Connection, review local and national weather forecasts, access timely stock quotes, read up-to-date news stories, see sports scores and other entertainment articles, and much more. At peoplesbancorp.com, links are also provided to a national shopping mall, increasing virtual shopping access to all peoplesbancorp.com visitors, giving Peoples' clients a natural extension for timely information from around the world. In the future, Peoples pans to develop electronic links to local retailers, providing e-commerce capabilities to merchants by allowing internet users to shop online at their stores without leaving their homes. Management believes the new peoplesbancorp.com has enhanced Peoples' connection with customers and redefined the methods in which financial service products and other information can be delivered. Management believes the e-commerce capabilities of peoplesbancorp.com are unlimited, and continue to balance high levels of personal service, security, and confidentiality that clients expect from Peoples.
         Mergers and acquisitions remain a viable strategic option for the continued growth of Peoples' operations and scope of customer service. Future acquisitions, if they occur, may not be limited to specific geographic location or proximity to current markets. Management will continue to focus its energies on review and research of possible mergers, consolidations, banking center purchases, or insurance agency acquisitions as a means of acquiring sales centers that complement existing company locations and sales strategies. Ultimately, acquisitions will depend upon financial service opportunities that complement Peoples' core competencies and strategic intent. Management considers mergers and acquisitions to be a viable method of enhancing Peoples' earnings potential and will continue to pursue appropriate business opportunities.
         Management continues to position Peoples for the future of financial services without sacrificing a compatible focus on community-based values. Since many products and services in the industry are easily copied, Peoples focus is to deliver these products and services better, faster, and more efficiently than competitors. Peoples' goal is to be a high-performing financial services company, committed to community leadership, while focusing efforts to provide shareholders at least a 15% annual return on their investment.
         In 2000 and going forward, Peoples will work to achieve these goals by growing the relationship of existing customers to optimize the client's full-service connection, increasing market share in markets where Peoples does not have significant presence; continuing to create a business environment where clients can access traditional banking products and services, investment services, and insurance products in the most convenient manner possible; working to create a model that identifies new ways to fill customers' investment and insurance needs; and expanding Peoples' e-commerce capabilities through peoplesbancorp.com.. Management believes that Peoples can produce enhanced future performance levels through integrated sales techniques and commitment to the strategic initiatives outlined in this section, which are designed to enhance customer service and increase future shareholder value.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.
         The statements in this Form 10-Q which are not historical fact are forward looking statements that involve risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of economic conditions, the impact of competitive products and pricing, and other risks detailed in the Company's Securities and Exchange Commission filings.

                                     ITEM 3

             QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

          The information called for by this item is provided under the caption "Liquidity and Interest Rate Sensitivity" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, and is incorporated herein by reference.




                      PEOPLES BANCORP INC. AND SUBSIDIARIES
     CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME


 (dollars in thousands)                                        For the Three Months Ended March 31,
                                                                2000                             1999
                                                        Average      Yield/              Average     Yield/
                                                        Balance       Rate               Balance      Rate
ASSETS
Securities:
  Taxable                                           $     290,461       6.83%         $   186,941       6.06%
  Tax-exempt                                               33,346       7.70%              43,436       7.27%
--------------------------------------------------------------------------------------------------------------
    Total                                                 323,807       6.92%             230,377       6.29%
Loans:
  Commercial                                              280,544       9.07%             224,590       8.66%
  Real estate                                             260,971       8.14%             235,672       8.40%
  Consumer (net)                                          121,384      10.29%             110,171      10.48%
--------------------------------------------------------------------------------------------------------------
    Total                                                 662,899       8.93%             570,433       8.90%
  Less: Allowance for loan losses                        (10,463)                         (9,719)
--------------------------------------------------------------------------------------------------------------
    Net loans                                             652,436       9.07%             560,714       9.06%
Interest-bearing deposits                                     674       4.18%               2,166       3.97%
Federal funds sold                                            572       5.78%               4,427       4.93%
--------------------------------------------------------------------------------------------------------------
    Total earning assets                                  977,489       8.36%             797,684       8.22%
Other assets                                               78,671                          74,105
--------------------------------------------------------------------------------------------------------------
    Total assets                                    $   1,056,160                     $   871,789
==============================================================================================================

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                                           $      88,758       2.37%         $    98,426       2.40%
  Interest-bearing demand deposits                        219,938       3.91%             205,031       3.48%
  Time                                                    341,377       5.20%             326,696       5.10%
--------------------------------------------------------------------------------------------------------------
    Total                                                 650,073       4.38%             630,153       4.15%
Borrowed funds:
  Short-term                                               71,731       5.58%              29,950       4.18%
  Long-term                                               150,190       5.16%              40,528       4.73%
--------------------------------------------------------------------------------------------------------------
    Total                                                 221,921       5.29%              70,478       4.49%
    Total interest bearing liabilities                    871,994       4.61%             700,631       4.18%
Non-interest bearing deposits                              80,323                          76,073
Other liabilities                                          31,618                           8,270
--------------------------------------------------------------------------------------------------------------
    Total liabilities                                     983,935                         784,974
Stockholders' equity                                       72,225                          86,815
--------------------------------------------------------------------------------------------------------------
  Total liabilities and equity                      $   1,056,160                     $   871,789
--------------------------------------------------------------------------------------------------------------

Interest income to earning assets                                       8.36%                           8.22%
Interest expense to earning assets                                      4.11%                           3.68%
--------------------------------------------------------------------------------------------------------------
         Net interest margin                                            4.25%                           4.54%
==============================================================================================================


Interest income and yields presented on a fully tax-equivalent basis using a 35% tax rate.


                                     PART II

ITEM 1:  Legal Proceedings.
         None.


ITEM 2:  Changes in Securities and Use of Proceeds.
         None.


ITEM 3:  Defaults upon Senior Securities.
         None.


ITEM 4:  Submission of Matters to a Vote of Security Holders.
         On April 13, 2000, the Peoples Bancorp Inc. Annual Meeting of Shareholders was held in the Mississippi Delta Room at the Hotel Lafayette in Marietta, Ohio. The meeting was well-attended and over 94% of the outstanding common shares were represented by proxy. No votes were placed in person. Voting results were as follows:
          Three Directors of the Company were re-elected to serve terms of three years each (expiring in 2003): Carl Baker, Jr.; George W. Broughton; and Wilford D. Dimit. In addition, Barton S. Holl retired as a Director of the Company after serving for 10 years on Peoples Bancorp's Board of Directors and 23 years as a Director of Peoples Bank. Directors of the Company who continue to serve after the 2000 Annual Meeting include Frank L. Christy, Robert E. Evans, Rex E. Maiden, Paul T. Theisen, Thomas C. Vadakin and Joseph H. Wesel (Chairman of the Board).

        SHAREHOLDER VOTING RESULTS
-----------------------------------------------

    NOMINEE                FOR        WITHHELD
---------------------  -----------   ----------
Carl Baker, Jr.         5,586,978      87,331
George W. Broughton     5,630,851      43,457
Wilford D. Dimit        5,633,145      41,164


ITEM 5:  Other Information.
         On May 11, 2000, the Company announced its quarterly dividend of $0.14 per share. The second quarter dividend payout of approximately $917,000 on an estimated 6.55 million shares is payable July 3, 2000, to shareholders of record June 15, 2000.


ITEM 6:  Exhibits and Reports on Form 8-K.
         a)  Exhibits:

                            EXHIBIT INDEX

  Exhibit
  Number       Description                         Exhibit Location
------------   ----------------------------------  --------------------------
     11        Computation of Earnings Per Share.  Page 29.

     27        Financial Data Schedule.            EDGAR electronic filing only.

         b)  Reports on Form 8-K:  None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         PEOPLES BANCORP INC.



Date:  May 12, 2000            By:/s/  ROBERT E. EVANS
                                       Robert E. Evans
                                       President and Chief Executive Officer



Date:  May 12, 2000            By:/s/  JOHN W. CONLON
                                       John W. Conlon
                                       Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

               PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                         FOR PERIOD ENDED MARCH 31, 2000




  Exhibit
  Number            Description                    Exhibit Location
---------   -----------------------------------    -------------------------
  11        Computation of Earnings Per Share.     Page 29.

  27        Financial Data Schedule.               EDGAR electronic filing only.