Form 10-Q
period 2000-06-30
PEOPLES BANCORP INC
filed 2000-08-14
CIK 318300

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                       OR
  [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____


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

  Yes       X      No
        --------        ---------


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, at August 1, 2000: 6,527,492.


                               Page 1 of 29 Pages

                        Exhibit Index Appears on Page 28

                         PART I - FINANCIAL INFORMATION

                                     ITEM 1


         The following Condensed Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Stockholders' Equity, and Consolidated Statements of Cash Flows of Peoples Bancorp Inc. ("Peoples") and subsidiaries, reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Complete audited consolidated financial statements with footnotes thereto are included in Peoples' Annual Report on Form 10-K for the year ended December 31, 1999.
         The consolidated financial statements include the accounts of Peoples and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
                                                                                   June 30,         December 31,
ASSETS                                                                               2000               1999
Cash and cash equivalents:
     Cash and due from banks                                                   $       27,552      $       42,713
     Interest-bearing deposits in other banks                                             440               1,038
------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                              27,992              43,751

Available-for-sale investment securities, at estimated fair value (amortized cost of $341,953 and $340,082 at June 30, 2000 and
     December 31, 1999, respectively)                                                 326,660             328,306

Loans, net of unearned interest                                                       701,413             659,833
Allowance for loan losses                                                             (10,914)            (10,264)
------------------------------------------------------------------------------------------------------------------
          Net loans                                                                   690,499             649,569
------------------------------------------------------------------------------------------------------------------

Bank premises and equipment, net                                                       15,791              15,321
Other assets                                                                           40,410              38,503
------------------------------------------------------------------------------------------------------------------
               Total assets                                                    $    1,101,352      $    1,075,450
==================================================================================================================

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing                                                      $       79,687      $       83,267
     Interest bearing                                                                 650,215             644,940
------------------------------------------------------------------------------------------------------------------
          Total deposits                                                              729,902             728,207
------------------------------------------------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased and securities sold under repurchase agreements           57,399              64,989
     Federal Home Loan Bank term advances                                              65,386              22,450
------------------------------------------------------------------------------------------------------------------
          Total short-term borrowings                                                 122,785              87,439
------------------------------------------------------------------------------------------------------------------

Long-term borrowings                                                                  138,674             150,338
Accrued expenses and other liabilities                                                  8,026               7,606
------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                      999,387             973,590
------------------------------------------------------------------------------------------------------------------

Guaranteed preferred beneficial interests in junior subordinated debentures            29,003              28,986



Stockholders' Equity
Common stock, no par value, 12,000,000 shares authorized - 6,666,859 shares issued at June 30, 2000 and 6,387,509 issued
     at December 31, 1999, including shares in treasury                                66,296              65,043
Accumulated comprehensive income, net of deferred income taxes                         (9,941)             (7,654)
Retained earnings                                                                      19,648              26,241
------------------------------------------------------------------------------------------------------------------
                                                                                       76,003              83,630
Treasury stock, at cost, 139,767 shares at June 30, 2000 and
     363,385 shares at December 31, 1999                                               (3,041)            (10,756)
------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                              72,962              72,874
------------------------------------------------------------------------------------------------------------------
               Total liabilities, minority interests and stockholders' equity  $    1,101,352      $    1,075,450
==================================================================================================================



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



(Dollars in thousands, except per share data)          Three Months Ended              Six Months Ended
                                                            June 30,                       June 30,
                                                      2000              1999             2000              1999
Interest income                                 $      20,924    $       17,622       $       41,036    $       33,607
Interest expense                                       10,699             8,162               20,707            15,404
-----------------------------------------------------------------------------------------------------------------------
     Net interest income                               10,225             9,460               20,329            18,203
Provision for loan losses                                 600               447                1,122               984
-----------------------------------------------------------------------------------------------------------------------
     Net interest income after
        provision for loan losses                       9,625             9,013               19,207            17,219
(Loss) gain on securities transactions                    (45)                1                  (56)                1
Loss on asset disposals                                  (140)               (5)                (145)               (5)
Other income                                            2,233             1,815                4,361             3,659
Amortization of intangibles                               571               657                1,142             1,313
Other expenses                                          7,223             6,417               14,206            11,997
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                              3,879             3,750                8,019             7,564
Income taxes                                            1,179             1,201                2,458             2,385
-----------------------------------------------------------------------------------------------------------------------
               Net income                       $       2,700    $        2,549       $        5,561    $        5,179
=======================================================================================================================

Basic earnings per share                                $0.41             $0.37                $0.85             $0.75
-----------------------------------------------------------------------------------------------------------------------

Diluted earnings per share                              $0.41             $0.36                $0.84             $0.73
-----------------------------------------------------------------------------------------------------------------------



Weighted average shares
     outstanding (basic)                            6,515,837         6,910,065            6,520,208         6,928,517
-----------------------------------------------------------------------------------------------------------------------

Weighted average shares
     outstanding (diluted)                          6,600,252         7,087,693            6,615,283         7,098,102
-----------------------------------------------------------------------------------------------------------------------

Cash dividends declared                                  $915              $893               $1,846            $1,702
-----------------------------------------------------------------------------------------------------------------------

Cash dividend per share                                 $0.14             $0.13                $0.28             $0.24
-----------------------------------------------------------------------------------------------------------------------



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


 (Dollars in thousands, except share amounts)
                                                                                           Accumulated
                                                                                              Other
                                             Common Stock        Retained     Treasury    Comprehensive
                                         Shares       Amount     Earnings       Stock         Income            Total
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999             6,387,509 $   65,043    $    26,241    $  (10,756)    $   (7,654)    $   72,874
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                        5,561                                       5,561
   Other comprehensive income,
      net of tax:
        Unrealized losses on available-
         for-sale securities                                                                     (2,287)        (2,287)
                                                                                                             ----------
                Comprehensive income                                                                             3,274
Exercise of common stock options
   (reissued 38,657 treasury shares)                  (453)                          753                           300
Tax benefit from exercise of
   stock options                                         57                                                         57
Distribution of treasury shares from
   deferred compensation plan                                                         113                          113
Cash dividends declared                                             (1,846)                                     (1,846)
10% stock dividend                       269,597      1,469        (10,308)         8,839
Common stock issued under dividend
   reinvestment plan                       9,753        180                                                        180
Purchase of treasury stock, 107,362 shares                                         (1,990)                      (1,990)
-----------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                 6,666,859 $   66,296    $    19,648    $    (3,041)    $   (9,941)    $  72,962
=======================================================================================================================
Comprehensive Income:
Net unrealized depreciation arising during period, net of tax                                     (2,323)
Less: reclassification adjustment for losses included in net income, net                             (36)
of tax
-----------------------------------------------------------------------------------------------------------------------
Net unrealized depreciation on investment securities                                              (2,287)
=======================================================================================================================



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                                              Six Months Ended
                                                                                        June 30,
                                                                               2000                   1999
Cash flows from operating activities:
Net income                                                                $      5,561           $     5,179
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Provision for loan losses                                              1,122                   984
          Loss (gain) on securities transactions                                    56                   (1)
          Loss on asset disposals                                                  145                     5
          Depreciation, amortization, and accretion                              2,348                 2,574
          Increase in interest receivable                                         (307)               (1,447)
          Increase in interest payable                                             334                   203
          Deferred income tax expense (benefit)                                    268                  (513)
          Deferral of loan origination fees and costs                             (180)                 (112)
          Other, net                                                            (1,447)               (2,596)
-------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                         7,900                 4,276
-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchases of available-for-sale securities                                     (14,426)             (154,416)
Proceeds from sales of available-for-sale securities                               451                    20
Proceeds from maturities of available-for-sale securities                       11,941                27,218
Net increase in loans                                                          (41,723)              (32,719)
Expenditures for premises and equipment                                         (1,650)               (1,246)
Proceeds from sales of other real estate owned                                      50                   176
Investment in limited partnership and tax credit funds                            (400)                 (400)
-------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                           (45,757)             (161,367)
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Net decrease in non-interest bearing deposits                                   (3,580)               (4,584)
Net increase (decrease) in interest-bearing deposits                             5,282               (16,371)
Net increase in short-term borrowings                                           35,346                29,126
Proceeds from long-term borrowings                                                  --               110,000
Payments on long-term borrowings                                               (11,664)                 (163)
Cash dividends paid                                                             (1,596)               (1,374)
Purchase of treasury stock                                                      (1,990)               (2,811)
Proceeds from issuance of common stock                                             300                   355
Proceeds from issuance of Capital Securities                                        --                30,000
-------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                        22,098               144,178
-------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                      (15,759)              (12,913)
Cash and cash equivalents at beginning of period                                43,751                40,121
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $     27,992           $    27,208
=============================================================================================================


NOTES TO FINANCIAL STATEMENTS

Basis of Presentation
         The accounting and reporting policies of Peoples Bancorp Inc. and Subsidiaries ("Peoples") conform to generally accepted accounting principles and to general practices within the banking industry. Peoples considers all of its principal activities to be financial services related. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements include the accounts of Peoples' parent company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.
         On January 13, 2000, Peoples declared a 10% stock dividend issued March 14, 2000, to common shareholders of record at February 22, 2000. On May 13, 1999, Peoples declared a 10% stock dividend issued June 15, 1999, to shareholders of record at May 28, 1999. Accordingly, all per share data reflects the dividends.


1.  Mergers and Acquisitions
         In March 2000, Peoples consolidated its banking and thrift subsidiaries, as well as reorganized its insurance agencies. Management believes these actions enhanced customer service, increased product offerings, and add consistency to product delivery in all Peoples financial service centers. In the consolidation effective Mach 10, 2000, Peoples merged its banking and thrift subsidiaries, The Peoples Banking and Trust Company and Peoples Bank FSB, with its national banking subsidiary, The First National Bank of Southeastern Ohio. The resulting single banking entity was renamed "Peoples Bank, National Association", and operates under the trade name "Peoples Bank". While the consolidation is expected to provide some enhancement to future shareholder return via added operating efficiencies, the primary focus is on customer retention and market share growth by improving product and service convenience and availability. Also, effective March 31, 2000, Peoples Bancorp combined its life insurance agency and property and casualty agency into a single entity as an operating subsidiary under Peoples Bank named "Peoples Insurance Agency, Inc.". The reorganization will provide enhanced opportunities for Peoples' investment and insurance associates to meet customer needs as well as increase market awareness through the more recognizable "Peoples" brand name.
         The following text will include references to this merger and its impact on Peoples' results of operations.


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

                                                                   For the Three             For the Six
                                                                    Months Ended            Months Ended
                                                                      June 30,                June 30,
SIGNIFICANT RATIOS                                               2000          1999       2000         1999
Net Income to:
     Average assets                                                 1.00%        1.04%       1.04%       1.12%
--------------------------------------------------------------------------------------------------------------
     Average stockholders' equity                                  15.10%       11.90%      15.41%      12.01%
--------------------------------------------------------------------------------------------------------------
Cash earnings to: (a)
--------------------------------------------------------------------------------------------------------------
     Average tangible assets (b)                                    1.17%        1.26%       1.21%       1.35%
--------------------------------------------------------------------------------------------------------------
     Average tangible equity (b)                                   23.75%       18.56%      24.20%      18.74%
--------------------------------------------------------------------------------------------------------------
Net interest margin (c)                                             4.20%        4.36%       4.22%       4.45%
--------------------------------------------------------------------------------------------------------------
Efficiency ratio (d)                                               56.62%       55.26%      56.38%      53.31%
--------------------------------------------------------------------------------------------------------------
Average stockholders' equity to average assets                      6.63%        8.78%       6.76%       9.34%
--------------------------------------------------------------------------------------------------------------
Loans net of unearned interest to deposits (end of period)         93.44%       83.45%      92.10%      82.12%
--------------------------------------------------------------------------------------------------------------
Allowance for loan losses to loans net of
     unearned interest (end of period)                              1.58%        1.68%       1.58%       1.68%
--------------------------------------------------------------------------------------------------------------

Capital ratios:
     Tier I capital ratio                                          12.53%       13.97%      12.53%      13.97%
--------------------------------------------------------------------------------------------------------------
     Risk-based capital ratio                                      14.11%       15.56%      14.11%      15.56%
--------------------------------------------------------------------------------------------------------------
     Leverage ratio                                                 8.46%        9.54%       8.46%       9.54%
-------------------------------------------------------------------------------------------------------------

Cash dividends to net income                                       33.89%       35.05%      33.21%      32.87%
--------------------------------------------------------------------------------------------------------------

PER SHARE DATA
Net income per share:
--------------------------------------------------------------------------------------------------------------
     Basic                                                         $0.41        $0.37       $0.85       $0.75
--------------------------------------------------------------------------------------------------------------
     Diluted                                                       $0.41        $0.36       $0.84       $0.73
--------------------------------------------------------------------------------------------------------------
     Cash basis earnings - diluted (a)                             $0.47        $0.42       $0.96       $0.86
--------------------------------------------------------------------------------------------------------------
Cash dividends per share                                           $0.14        $0.13       $0.28       $0.24
--------------------------------------------------------------------------------------------------------------
Book value per share                                              $11.17       $11.52      $11.17      $11.52
--------------------------------------------------------------------------------------------------------------

(a) Excludes after-tax impact of amortization of intangible assets acquired through the use of purchase accounting for acquisitions.
(b) Cash earnings as a percentage of average total assets or average stockholders' equity minus average intangibles.
(c) Calculated using fully tax equivalent net interest income as a percentage of average earning assets.
(d) Non-interest expense (less intangible amortization and non-direct operational expenses) as a percentage of fully tax equivalent net interest income plus non-interest income. All non-recurring items are removed from the calculation of the efficiency ratio.



Introduction
         The following discussion and analysis of the consolidated financial statements of Peoples is presented to provide insight into management's assessment of the financial results. Peoples' wholly-owned subsidiaries are Peoples Bank, National Association ("Peoples Bank") and Northwest Territory Life Insurance Company ("Northwest Territory"). Peoples Bank also operates Peoples Insurance Agency, Inc. ("Peoples Insurance"), which offers a full set of life, property, and casualty insurance products to customers in Peoples' markets.
         Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency ("OCC"). Peoples Bank offers complete banking products and services through 38 financial service locations and 25 ATM's in the states of Ohio, West Virginia, and Kentucky. Peoples Bank's e-banking service is Peoples OnLine Connection, and can be found on the internet at www.peoplesbancorp.com. Peoples Bank provides an array of financial products and services to customers, including traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. Peoples Insurance also offers investment and insurance products. Peoples provides services through ordinary walk-in offices, automated teller machines, and automobile drive-in facilities and banking by phone.
         Peoples Bank also makes available other financial services via Peoples Investments, which provides customer-tailored solutions for fiduciary needs, investment alternatives, and asset management needs (securities are offered exclusively through Raymond James Financial Services, member NASD/SIPC, an independent broker/dealer located at Peoples Bank). Peoples common stock is traded through the NASDAQ National Market System under the symbol PEBO.
         The discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements and footnotes thereto and the ratios, statistics, and discussions contained elsewhere in this Form 10-Q. References will be found in this Form 10-Q to transactions that have impacted or will impact Peoples' results of operations.
         On April 20, 1999, Peoples sold, through PEBO Capital Trust I (a newly-formed subsidiary) $30.0 million of 8.62% Capital Securities ("Capital Securities" or "Trust Preferred Securities"). The proceeds were used by the Trust to purchase, from Peoples, Junior Subordinated Deferrable Interest Debentures due May 1, 2029. In late April, 1999, Peoples invested $10.0 million in Peoples Bank. The remaining proceeds were used for general corporate purposes, including the repurchase of a portion of Peoples' outstanding common shares.
         On April 22, 1999, Peoples announced intentions to repurchase 5% of Peoples' outstanding common shares (or 346,500 shares) from time to time in open market or privately negotiated transactions ("1999 Stock Repurchase Program"). The 1999 Stock Repurchase Program was completed at December 31, 1999.
         On December 10, 1999, Peoples announced intentions to repurchase 2.5% of Peoples' outstanding common shares (or 165,000 shares) from time to time in open market or privately negotiated transactions ("2000 Stock Repurchase Program"). At August 1, 2000, Peoples had purchased approximately 76,000 treasury shares under the 2000 Stock Repurchase Plan (or 46% complete).
         The combination of the issuance of Capital Securities and the stock repurchase programs has impacted and will continue to impact several key performance indicators of Peoples' future financial results. The impact, where significant, is discussed in the applicable sections of this Management's Discussion and Analysis.


                              Results of Operations

Overview of the Income Statement
         Net income increased by $151,000 (or 5.9%), to $2,700,000 in the second quarter of 2000 from $2,549,000 in 1999's second quarter. Diluted cash earnings per share for the quarter ended June 30, 2000, were $0.47, up $0.05 (or 11.9%) from $0.42 in diluted cash earnings per share a year ago. Cash earnings removes the after-tax impact of intangible amortization expense. On a year-to-date basis, net income totaled $5,561,000 and diluted cash earnings were $0.96, an increase of $382,000 (or 7.4%) and $0.10 (or 11.6%), respectively, compared to the first six months last year. Earnings in the second quarter of 2000 were impacted by net losses on sales of investment securities and disposal of capital assets. Pre-tax net losses on these transactions totaled $185,000 and decreased net income in the second quarter of 2000 by $120,000, or $0.02 per share.
         On January 13, 2000, Peoples declared a 10% stock dividend issued March 14, 2000, to common shareholders of record at February 22, 2000. On May 13, 1999, Peoples declared a 10% stock dividend issued June 15, 1999, to shareholders of record at May 28, 1999. Accordingly, all per share data reflects the dividends.
         Return on tangible assets was 1.17% in the second quarter of 2000 compared to 1.26% for the same period a year ago. For the first six months, return on tangible assets was 1.21% in 2000 versus 1.35% in 1999. Return on tangible assets is defined as cash earnings as a percentage of average total assets minus goodwill and core deposit intangibles. Return on tangible equity improved to 23.75% in the second quarter of 2000 compared to 18.56% in the second quarter of 1999 and on a year-to-date basis improved to 24.20% compared to 18.74% a year ago. Return on tangible equity is defined as cash earnings as a percentage of average total stockholders' equity minus goodwill and core deposit intangibles.
         On a diluted basis, earnings per share reached $0.84 for the first six months of 2000, up $0.11 (or 14.1%) compared to the previous year. For the three months ended June 30, diluted earnings per share totaled $0.41 in 2000 compared to $0.36 in 1999, an increase of $0.05 (or 13.8%). Peoples' core earnings increased due to strong net interest income growth and additional revenue streams from market expansion and insurance revenues. Return on average equity reached 15.41% for the first six months of 2000 compared to 12.01% for the same period a year earlier. Return on average assets was 1.04% for the six months ended June 30, 2000, compared to 1.12% a year earlier, due to significant asset growth in mid-1999.
         Net interest income in the second quarter of 2000 increased $765,000 (or 8.1%) to $10,225,000, due primarily to earning asset growth. The provision for loan losses in the second quarter of 2000 totaled $600,000 compared to $447,000 a year ago. Bolstered by growth in investment and insurance commissions, non-interest income increased $418,000 (or 23.0%) to $2,233,000. Non-interest expense increased $806,000 (or 12.6%) to $7,223,000 due to a combination of costs related to market expansion and acquisition, as well as interest expense from the issuance of the Trust Preferred Securities reported in other expenses.
         Peoples has grown through acquisitions accounted for as purchase transactions. While acquisitions using stock are continually evaluated, management is cognizant of not diluting shareholder ownership merely for the sake of growth. Management believes a comparative approach to financial reporting should include the discussion of "cash earnings", which removes the after-tax impact of the amortization of intangibles on Peoples' results of operations and facilitates comparison of Peoples with competitors making acquisitions using pooling of interests accounting. Management uses cash earnings as one of several ways to evaluate the impact of acquisitions on profitability and Peoples' return on its investment. Recent acquisitions have increased Peoples' amortization expense related to goodwill and other intangibles and as a result, the purchase method of accounting has affected earnings per share and other ratios. Return on tangible assets and return on tangible equity removes the after-tax impact of intangible amortization expense and the balance sheet impact of average intangibles. In the second quarter of 2000, intangible amortization expense totaled $571,000 ($400,000 after taxes) compared to $657,000 ($456,000 after taxes) for the same period a year earlier. Due to amortization of intangibles, average balance sheet intangibles decreased to $19.0 million in the second quarter of 2000 compared to $20.8 million in the second quarter of 1999.

Interest Income and Expense
         Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest-bearing liabilities. Interest earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits, borrowed funds such as Federal Home Loan Bank ("FHLB") borrowings and other wholesale funding sources such as national market repurchase agreements. Net interest income remains the primary source of revenue for Peoples. Changes in market interest rates, as well as adjustments in the mix of interest-earning assets and interest-bearing liabilities, impact net interest income.
         During the second quarter of 1999, Peoples initiated an asset growth strategy to offset the costs to service the Trust Preferred Securities, thereby leveraging Peoples' increased regulatory capital levels ("Leverage Strategy"). The Leverage Strategy increased Peoples' earnings asset base approximately $150 million and was funded primarily by FHLB borrowings and other wholesale funding sources. The Leverage Strategy was implemented throughout the second quarter of 1999 and was completed on June 30, 1999.
         The Leverage Strategy and continued strong internal loan growth generated additional net interest income in the second quarter of 2000. Net interest income grew to $10,225,000 for the three months ended June 30, 2000, compared to $9,460,000 for the same period a year earlier, an increase of $765,000 (or 8.1%). On a year-to-date basis, net interest income totaled $20,329,000, an increase of $2,126,000 (or 11.7%) compared to the same six months last year with total interest income of $41,036,000 and interest expense totaling $20,707,000. Included in interest income is $938,000 of tax-exempt income from investments issued by and loans made to states and political subdivisions. Since these revenues are not taxed, it is more meaningful to analyze net interest income on a fully-tax equivalent ("FTE") basis.
         Net interest margin is calculated by dividing FTE net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by Peoples' balance sheet. In the second quarter of 2000, net interest margin was 4.20% compared to 1999's second quarter ratio of 4.36% while year-to-date net interest margin was 4.22% versus 4.45% in 1999. The FTE yield on earning assets was 8.50% in the second quarter of 2000 and 8.43% year-to-date, compared to 7.99% and 8.10% for the same periods a year earlier. This increase is attributable to recent increases in short-term interest rates by the Federal Reserve. The ratio of interest expense to earning assets increased 66 basis points to 4.30% for the three months ended June 30, 2000 and 56 basis points to 4.21% for the first half of 2000.
         Net interest margin also faced downward pressure due to competitive pricing of loans and deposits in Peoples' markets, as well as recent increases in interest rates, which significantly increased Peoples' cost of funding earning assets. Net interest margin has also compressed in 2000 due to the impact of the Leverage Strategy, which significantly increased Peoples' earning asset base in comparatively lower-yielding assets such as mortgage-backed investment securities and other investments. Management continues to analyze methods to redeploy Peoples' assets to an earning asset mix which will result in a net interest margin similar to Peoples' ratios before the Leverage Strategy was initiated. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term, which will enable Peoples to continue expansion of its earning asset base in these higher-yield assets. Due to increased competitive pressure for deposits and recent rises in interest rates, management believes that any enhancement to net interest margin through loan growth will be offset by increased interest costs.
         Average total earning assets reached $999.1 million in the second quarter of 2000, a $99.8 million (or 11.1%) increase over 1999's second quarter. For the first half of 2000, average earning assets totaled $988.3 million, an increase of $139.5 million (or 16.4%) compared to first six months of 1999. Average loans were $674.8 million for the six months ended June 30, 2000 in comparison to $579.2 million during the same period in 1999 and comprise the largest earning asset component on Peoples' balance sheet. Due primarily to Peoples' Leverage Strategy acquisitions, Peoples' average balances of investment securities increased $58.1 million from $265.1 million in 1999 to $323.3 million in 2000.
         Deposit costs, which result from the largest dollar volume of Peoples' interest-bearing liabilities in customer funding sources, increased 50 basis points to 4.56% in the second quarter of 2000 and through the first six months of 2000 increased 37 basis points to 4.47%. The increased costs of money market accounts and certificates of deposit contributed to the overall increases in deposit costs in 2000. Management expects deposit pricing to be increasingly competitive and will continue to focus its efforts to increase balances in non-interest bearing demand deposits, which grew, on average, $4.5 million to $81.5 million in average balances for the six months ended June 30, 2000.
         In the second quarter of 2000, Peoples continued to use a combination of short-term and long-term borrowings as funding sources to fuel loan growth. The cost of borrowed funds increased to 5.40% for the first half of 2000 in comparison to 4.62% a year ago. For the second quarter of 2000, the cost of borrowed funds cost was up 82 basis points to 5.51% in 2000 versus 4.69% in 1999. Costs of borrowed funds have increased due to recent rises in interest rates as well as repricing of certain Peoples' long-term FHLB borrowings that are fixed rate borrowings for a specified period of time, and can reprice to current market rates at the discretion of the FHLB. Rather than allow certain borrowings to reprice to a variable rate advance, Peoples prepaid $11.5 million of these long-term FHLB advances in June 2000. Peoples used short-term repo-based FHLB advances to replace the $11.5 million of advances and to optimize future borrowing costs.
         Peoples' cash management services (offered to a variety of business customers) have provided short-term funding, specifically from overnight repurchase agreements. In the second quarter of 2000, Peoples' average balances of these overnight repurchase agreements (excluding balances of national repurchase agreements available through wholesale funding sources) totaled $30.9 million, an increase of $1.1 million from 1999 average balance of $29.8 million. On a year-to-date basis, average balances remained stable at $30.0 million. The average rate paid in the second quarter of 2000 on overnight repurchase agreements totaled 5.27%, up 119 basis points from the prior year's second quarter average rate of 4.08%. For the six months ended June 30, 2000, the average rate paid on overnight repurchase agreements was 5.08% versus 4.11% for the same period in 1999, an increase of 97 basis points.
         In late 1999 and continuing through the second quarter of 2000, Peoples accessed national market repurchase agreements to diversify short-term funding sources. During the second quarter of 1999, average national market repurchase agreements totaled $8.0 million at an average rate of 5.02% while for the three months ended June 30, 2000, the average balance grew to $26.3 million with an average rate of 6.38%.
         Peoples also continued to use short-term FHLB advances as a source to fund its operations and investments during the second quarter of 2000. Average short-term FHLB balances increased from $2.1 million in the second quarter of 1999 to $34.0 million for the three months ended June 30, 2000 and for the first half of 2000 increased $20.8 million from 1999's average balances of $1.5 million. As previously stated, a portion of this increase is the result of prepaying $11.5 million long-term FHLB advances using short-term, repo-based FHLB advances. Interest costs on these short-term borrowings grew $528,000 (rate: 6.53%) compared to $25,000 (rate: 4.87%) in the second quarter of 1999 while on a year-to-date basis, interest costs totaled $711,000 (rate: 6.41%) in 2000, an increase of $675,000 from the first half of 1999's total of $36,000 (rate: 4.93%). Management plans to maintain short-term FHLB borrowings as an appropriate funding source.
         Long-term borrowing costs, which represent the largest average volume of borrowed fund costs, also increased compared to 1999. The rate paid on average long-term borrowings totaled 4.79% for the first half of 1999, compared to 5.16% for same six months in 2000. The majority of Peoples' long-term borrowings are fixed rate FHLB borrowings. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.
         Additional interest rate increases will cause net interest margin to compress in the short-term. Management expects interest rate pressures on funding sources will continue to challenge Peoples' net interest margin in 2000 as financial institutions and other competitors continue to search for new methods and products to satisfy increasing customer demand for higher yields on their invested funds. Management will continue to monitor the effects of net interest margin on the performance of Peoples.

Provision for Loan Losses
         In the second quarter of 2000, Peoples recorded a provision for loan losses of $600,000, compared to $447,000 for the same period a year earlier. For the six months ended June 30, provision for loan losses amounted to $1,122,000 in 2000, an increase of $138,000 over 1999's provision of $984,000. The provision is based upon management's continuing evaluation of the adequacy of the allowance for loan losses and is reflective of the quality of the portfolio and overall management of the inherit credit risk.
         Due primarily to expected continued loan generation, management anticipates future provision expense will remain stable or modestly increase for the remainder of 2000, dependent on loan delinquencies, portfolio risk, overall loan growth, and general economic conditions in Peoples' markets. Further discussion can be found later in this discussion under "Allowance for Loan Losses."

Loss (Gain) on Securities Transactions
         Peoples reported net losses on securities transactions of $45,000 for the second quarter 2000 compared to net gains of $1,000 recorded in 1999. On a year-to-date basis, Peoples recorded net losses on securities transactions of $56,000 in 2000 compared to net gains of $1,000 the previous year. The net losses on securities transactions in 2000 were the result of sales of selected equity securities in Peoples' investment portfolio.

Loss on Asset Disposals
         Losses on asset disposals, net of disposal gains, totaled $145,000 for the first half of 2000 compared to $5,000 in the same period last year. For the three months ended June 30, 2000, net losses on asset disposals were $140,000 versus $5,000 in 1999. The increase in net losses on asset disposals resulted from Peoples' investment in a larger central processing unit during the second quarter of 2000. Management believes the investment will enhance Peoples' processing capabilities and better support the integrated sales processes and improve client service though speedier delivery of products and services. Management does not anticipate similar losses in the near term.

Non-Interest Income
         Peoples' non-interest income is generated from four primary sources: cost-recovery fees related to deposit accounts, income derived from fiduciary activities, electronic banking revenues, and insurance commissions. Non-interest income from operations reached $2,233,000 and $4,361,000 for the first six months, increases of $418,000 (or 23.0%) and $702,000 (or 19.2%), respectively, compared to the same periods in 1999. All non-interest income categories had strong growth compared to last year, reflecting management's focus on top-line revenue enhancement as a primary source of cost-recovery.
         Deposit account service charge income increased $272,000 (or 18.7%) to $1,730,000 for the six months ended June 30, 2000. For the second quarter alone, service charge income increased $141,000 (or 18.8%) from 1999's total of $752,000. Most of the increases are attributable to volume increases of standard fees such as overdraft and non-sufficient fund fees, as well as growth in Peoples' deposit service income generated from business customers. Peoples' fee income generated from deposits is based on recovery of costs associated with services provided.
         The fee structure for investment and fiduciary activities is based primarily on the market value of assets being managed, which have decreased in the first six months of 2000 due primarily to decreases in relative market values of many investment instruments. Total market value of managed assets at June 30, 2000, was approximately $519 million, compared to $560 million at year end 1999. Income from fiduciary activities totaled $628,000 in the second quarter of 2000, up $15,000 (or 2.4%) and $1,326,000 for the year-to-date, up $47,000 (or 3.7%) over the same periods a year earlier. Peoples continues to build on its leadership position in its core markets and investment and fiduciary services will be significant contributors to Peoples' non-interest income streams.
         Electronic banking, including ATM and debit card services, direct deposit services, and internet banking, is one of the many delivery channels offered by Peoples to provide products and services to customers. For the three months ended June 30, 2000, electronic banking revenues totaled $310,000, an increase of $56,000 (or 22.0%) compared to the same period last year. On a year-to-date basis, electronic banking income increased $98,000 (or 19.8%) in 2000 compared to the same six months in 1999. These increases are due primarily to growth in the number of debit card users as well as corresponding volume increases in debit card usage. Management will continue to focus on electronic banking as a source of revenue as the financial services industry develops additional e-commerce capabilities.
         In addition to traditional sources of non-interest income, Peoples also offers a complete line of insurance and investment products through Peoples Insurance and Peoples Investments. Peoples' product offerings include credit life and disability insurance, as well as life and property insurance to consumers in Ohio and West Virginia. For the quarter ended June 30, 2000, commissions on insurance and securities sales generated revenues totaling $330,000, a $215,000 (or 187%) increase over the same period a year earlier. On a year-to-date basis through June 30, 2000, insurance and securities sales generated revenues of $443,000, up $200,000 (or 82.3%) from 1999's first half total of $243,000. Peoples Investments offers its customers asset management services, corporate bonds, municipal bonds, portfolio evaluation, asset allocation, tax shelters, unit trusts, common/preferred stocks, government securities, mutual funds, retirement planning, estate planning, tax-exempt securities, annuities, and financial planning services. Management believes these services are integral to Peoples' relationship and needs-based sales philosophy. Securities are offered exclusively through Raymond James Financial Services, Member NASD/SIPC, an independent broker/dealer, located at many Peoples sales offices. Insurance products are underwritten by various insurance companies and are made available through licensed insurance agency affiliates of Peoples.
         Management will continue to explore new methods of enhancing non-interest income. Other traditional and non-traditional financial service products and delivery channels are analyzed regularly for potential inclusion in Peoples' product mix.

Non-Interest Expense
         For the six months ended June 30, 2000, total non-interest expense reached $15,629,000, up $2,309,000 (or 17.3%) compared to 1999. Non-interest expense for the second quarter of 2000 totaled $7,981,000 versus $7,084,000 in 1999, an increase of $897,000 (or 12.7%). When comparing 2000 non-interest expense information to 1999's results, it is important to consider that several categories within non-interest expense were directly impacted by the costs (combination of debt service expenses and amortization of associated capitalized issuance costs) associated with the Trust Preferred Securities. Total costs in the second quarter of 2000 related to the Trust Preferred Securities were $642,000 compared to $506,000 in 1999. On a year-to-date basis, costs relating to the Trust Preferred Securities totaled $1,288,000 in 2000 versus $506,000 in 1999. The substantial increase is due to the timing of the issuance of the Trust Preferred Securities in 1999.
         Compared to 1999's second quarter, salaries and benefits expense increased $414,000 (or 13.9%) to $3,393,000 for the three months ended June 30, 2000 and $803,000 (13.5%) to $6,764,000 for the first half 2000, reflecting
Peoples continuing effort to expand both inside and outside its geographic markets. Acquisitions in previous years, new financial service center openings, and increased customer service representatives for investment and insurance services have increased the number of Peoples' employees. At June 30, 2000, Peoples had 383 full-time equivalent employees, compared to 370 full-time equivalent employees at the end of the second quarter of 1999. Management will continue to leverage its resources while retaining key associates, effectively optimizing customer service and return to shareholders.
         Acquisitions and investments designed to enhance client service processes also impacted net occupancy and furniture and equipment expenses, in particular depreciation expense. For the three months ended June 30, 2000, these expenses totaled $1,018,000, an increase of $87,000 (or 9.3%) compared to the same period a year earlier and year-to-date 2000 expenses totaled $1,994,000, up $164,000 (or 9.0%) from $1,830,000 a year ago. These increases can be attributed primarily to the depreciation of assets acquired through recent market expansion, such as remodeling projects and new construction projects at several of Peoples Bank's financial service centers (specifically three Wal-Mart Financial Service Centers opened in 1999 and early 2000, as well as other banking center refurbishments), and increased depreciation of additional expenditures on technology. Peoples increased investment in technology and other customer-service enhancements designed to add convenience and speed to product delivery will also impact depreciation expense in the future.
         Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for Peoples in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense less amortization of intangibles and non-recurring items as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as an important indicator of performance. Gains and losses on sales of investment securities, as well as other nonrecurring charges, are not included in the calculation of Peoples' efficiency ratio.
         Peoples reported an efficiency ratio of 56.62% for the second quarter and 56.38% for the first six months compared to 55.26% and 53.31% for the same periods in 1999. Peoples experienced a period of transition in 1999 due to the Trust Preferred Securities issuance and the implementation of the Leverage Strategy. As anticipated, these events coupled with increased operational costs, negatively impacted Peoples' efficiency ratio. Management believes the interest cost associated with the 8.62%, 30-year fixed rate Trust Preferred Securities is attractive low cost funding, considering the current interest rate environment and provides Peoples with strong long-term funding. Management anticipates the efficiency ratio will stabilize at or near 56% in 2000 as Peoples leverages non-interest expense associated with market expansion, continues to shift earning assets to higher-yielding assets such as loans, and refines its sales processes to increase customer satisfaction and revenues.

Return on Assets
         After removing the impact of intangibles and corresponding amortization, return on tangible assets was 1.17% in the second quarter of 2000 and 1.21% for the first half of 2000 compared to 1.26% and 1.35% in the previous year. Return on average assets ("ROA") was 1.00% for the quarter ended June 30, 2000, compared to 1.04% in 1999's second quarter. On a year-to-date basis, ROA was 1.04% in 2000 compared to 1.12% a year ago.
         The Leverage Strategy implemented in the second quarter of 1999 significantly increased the asset base of Peoples and caused a reduction in Peoples' tangible return on assets and ROA. Additional net interest income streams from the Leverage Strategy were offset primarily by the Trust Preferred Securities costs, resulting in lower ROA levels than previous periods. Earnings in the second quarter of 2000 were also impacted by net losses on sales of investment securities and disposals of capital assets which totaled $185,000 ($120,000 after taxes or $0.02 per share). These losses also contributed to the reduction of ROA in the second quarter 2000.
         Management anticipates that ROA will remain at second quarter 2000 levels through the remainder of the year. Peoples will be challenged to employ its asset base in a manner that will produce higher returns on assets. Management believes that recent changes to Peoples' balance sheet, particularly through the Trust Preferred Securities issuance and Leverage Strategy, will direct Peoples' strategic focus to ratios such as return on tangible equity, return on equity, cash earnings per share, and earnings per share.

Return on Equity
         After removing the impact of intangibles and corresponding amortization, return on tangible equity increased to 23.75% in the second quarter of 2000 compared to 18.56% for the same period a year earlier. For the six months ended June 30, 2000, return on tangible equity was 24.20% compared to 18.74% last year. Peoples' return on average stockholders' equity ("ROE") was 15.10% for the three months ended June 30, 2000 and 15.41% for the first six months of 2000 compared to 11.90% and 12.01% for the same periods a year earlier.
         Using a portion of the proceeds from the Trust Preferred Securities issuance to implement Peoples' 1999 Stock Repurchase Program and continuing in early 2000 with the 2000 Stock Repurchase Plan, ROE was favorably impacted through the reduction in the number of outstanding common shares and its corresponding reduction in equity through repurchases. Future enhancements to ROE will depend on the timing of common share repurchases and the availability of Peoples' common shares. Management views the issuance of the Trust Preferred Securities as an opportunity to leverage Peoples' equity position and expects continued ROE improvement into the latter part of 2000 and into 2001.
         Peoples and its banking subsidiary, Peoples Bank, are considered well-capitalized under regulatory and industry standards of risk-based capital (as detailed in the Capital/Stockholders' Equity section of this Form 10-Q). Such ratios were enhanced through the Trust Preferred Securities issuance in mid-1999.

Income Tax Expense
         Peoples' effective tax rate was 32.0% in the second quarter of 2000 compared to 32.0% for the second quarter of 1999. For the six months ended June 30, the effective tax rates was 30.7% compared to 31.5% in 1999. Peoples has implemented tax reduction strategies, including investing in low income housing and historic tax credits, in an effort to reduce tax burden and lower the effective tax rate reflected in the second quarter of 2000 and going forward.
         At June 30, 2000, Peoples' cumulative investment in these types of projects approximated $3.5 million and plans to make additional investments in various tax credit pools over the next several years. Total investment in these tax credit pools is not expected to exceed $7 million and is expected to benefit Peoples' future results of operations through reductions in Peoples' effective tax rate. Management continues to explore methods in which to decrease Peoples' tax burden.



                               Financial Condition

Overview of Balance Sheet
         Total assets were $1.1 billion at June 30, 2000, an increase of $25.9 million compared to year-end 1999. Loan volumes continued to grow in the second quarter of 2000, increasing $41.6 million (or 6.3%) to $701.4 million, with most of the growth occurring in the commercial loan portion of the portfolio.
         Total liabilities increased $25.9 million (or 2.7%) to $999.5 million from year-end 1999 to June 30, 2000. Due to growth of Peoples' interest bearing deposits, particularly market accounts, Peoples' total deposits increased $1.7 million (or 0.2%) to $729.9 million at June 30, 2000. Peoples' total short-term borrowings increased $35.3 million (or 40.4%) to $122.8 million at June 30, 2000.
         The April 1999 issuance of the Trust Preferred Securities is presented as "Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures". Peoples has classified the Trust Preferred Securities as "mezzanine" equity on its balance sheet, net of amortized issuance costs of approximately $1.0 million.
         Stockholders' equity totaled $73.0 million at June 30, 2000, unchanged from December 31, 1999. At December 31, 1999, Peoples had $7.7 million of net unrealized losses on available for sale securities compared to $9.9 million of unrealized losses on available-for-sale securities at June 30, 2000. At year-end 1999, Peoples had a treasury share balance of $10.8 million, compared to $3.0 million at June 30, 2000. This decrease occurred due to Peoples' reissuance of treasury shares in connection with Peoples 10% stock dividend issued to shareholders in the first quarter of 2000. Peoples continues to purchase treasury shares through Peoples' 2000 Stock Repurchase Plan and stock benefit plans, as well as the deferred compensation plan that permits Peoples' directors to acquire common shares through deferral of directors fees.

Cash and Cash Equivalents
         Cash and cash equivalents totaled $28.0 million at June 30, 2000, down $15.8 million from year-end 1999. At June 30, 2000, the Company's balance of cash and due from banks dropped $15.1 million to $27.6 million. At year-end 1999, Peoples retained additional cash reserves for potential customer withdrawals related to the Y2K date change. In January 2000, management reduced cash balances to normal operating levels. Normally, management directs liquid funds into higher-yielding assets such as loans to meet loan demand in its markets, as well as enhance profitability.
         Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs. Management believes the liquidity needs of Peoples are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable Peoples to meet cash obligations and off-balance sheet commitments as they come due. While the current balance of cash and cash equivalents adequately serves Peoples' liquidity needs, management monitors the level of cash and cash equivalents to ensure that any excess funds are shifted to higher-yielding assets.

Investment Securities
         Investment securities totaled $326.7 million at June 30, 2000, down $1.6 million (or 0.5%) compared to year-end 1999. The decrease that occurred in the first six months of 2000 was due primarily to modest decreases in the market value of Peoples' investment securities.
         All of Peoples' investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for Peoples in terms of selling securities as well as interest rate risk management opportunities. At June 30, 2000, the amortized cost of the Peoples' investment securities totaled $342.0 million, resulting in unrealized depreciation in the investment portfolio of $13.3 million and a corresponding decrease in Peoples' equity of $9.9 million.
         At June 30, 2000, investments in US Treasury securities and obligations of US government agencies and corporations totaled $125.4 million, up $3.3 million (or 2.7%) since year-end 1999. In the second quarter of 2000, investments in mortgage-backed securities decreased $4.6 million (or 4.1%) to $107.0 million at June 30, 2000, due primarily to maturities and prepayments. Peoples' balances in investment obligations of states and political subdivisions totaled $36.6 million at June 30, 2000, a six month increase of $1.5 million (or 4.3%). Other investments at June 30, 2000, totaled $43.9 million, a decrease of $1.1 million (or 2.4%).
         Management may reduce investment securities in future periods as a mechanism to fund higher-yielding investments such as loans. Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee ("ALCO") meetings. The group also monitors net interest income, sets pricing guidelines, and manages interest rate risk for the Company. Through active balance sheet management and analysis of the investment securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and the various credit needs of its customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.

Loans
         Peoples' lending is primarily focused in central and southeastern Ohio, northern West Virginia, and northeastern Kentucky markets, and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending.
         Gross loans totaled $701.4 million at June 30, 2000, an increase of $28.7 million (or 4.3%) since March 31, 2000. Retail loan growth occurred primarily in Peoples' existing markets, while commercial lending activity continues with selected customers outside Peoples' primary markets. The following table details total outstanding loans:

(dollars in thousands)                      June 30,    March 31,  December 31,
                                              2000        2000        1999
                                           ---------   ----------  ---------
Commercial, financial, and agricultural    $ 283,157   $ 271,077   $ 272,219
Real estate, construction                     20,243      18,419      14,067
Real estate, mortgage                        271,274     259,928     252,427
Consumer                                     126,739     123,312     121,120
----------------------------------------------------------------------------
     Total loans                           $ 701,413   $ 672,736   $ 659,833
----------------------------------------------------------------------------

         Peoples experienced loan growth in the second quarter of 2000 in primarily real estate loans, which grew $13.2 million (or 4.7%) to $291.5 million (including construction loans) at June 30, 2000. Real estate loans (including construction loans) account for the largest portion of the loan portfolio, comprising 41.6% of Peoples' total loan portfolio. Included in real estate loans are home equity credit lines ("Equilines"), which totaled $23.9 million at June 30, 2000, compared to $22.7 million at March 31, 2000. Management believes the Equiline loans are a competitive product with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a major focus of Peoples' lending due to the lower risk factors associated with this type of loan and the opportunity to provide additional products and services to these consumers at reasonable yields to Peoples.
         At June 30, 2000, commercial, financial, and agricultural loans ("commercial loans") increased $12.1 million (or 4.5%) from December 31, 1999, to $283.2 million, or 40.4% of Peoples' total loan portfolio. Commercial loan activity continued to be strong in the second quarter of 2000. Economic conditions in Peoples' markets have provided quality credit opportunities, particularly in southeastern and central Ohio. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. Management expects commercial loan demand to remain strong into mid-2000. In addition to the anticipated in-market penetration, Peoples will continue to selectively lend to customers outside its primary markets.
         Consumer lending continues to be a vital part of Peoples' core lending. At June 30, 2000, consumer loan balances (excluding credit card loans) increased $3.4 million (or 2.9%) to $120.4 million. The majority of Peoples' consumer loans are in the indirect lending area, where volume increases were experienced, combined with reduced indirect loan payoffs. At June 30, 2000, Peoples had indirect loan balances of $74.6 million, compared to $72.7 million at March 31, 2000.
         Management is pleased with the performance and quality of Peoples' consumer loan portfolio, which can be attributed to a commitment of high customer service levels and the continued demand for indirect loans in the markets served by Peoples. Lenders use a tiered pricing system that enables Peoples to apply interest rates based on the corresponding risk associated with the indirect loan. Although consumer debt delinquency has increased in the financial services industry (due mostly to credit card debt), management's actions to reinforce Peoples' pricing system and underwriting criteria have tempered indirect lending delinquencies. Management plans to continue its focus on the use of this tiered pricing system in the future, combined with controlled growth of the indirect lending portfolio if economic conditions remain strong.
         Peoples' credit card balances at June 30, 2000, totaled $6.4 million, unchanged since March 31, 2000. While management continues to explore new opportunities to serve credit card customers, those plans do not include the assumption of additional unnecessary risk merely for the sake of growth.

Loan Concentration
         At June 30, 2000, real estate lending (including both mortgage and construction loans) totaled $291.5 million (or 41.6%) of total loans. Peoples' lending is primarily focused in the local southeastern Ohio market and contiguous mid-Ohio valley areas. Peoples' loan mix of retail lending, which includes single-family residential mortgages and other consumer loan products, is periodically reviewed for appropriate changes in mix.
         At June 30, 2000, commercial loans totaled $283.2 million (or 40.4%) of gross loans. Peoples' largest concentration of commercial loans is in credits to assisted living facilities/nursing homes, which comprised approximately 9.7% of Peoples' outstanding commercial loans at June 30, 2000. These lending opportunities have arisen due to recent industry growth in certain markets or contiguous areas. Management believes Peoples' assisted living facilities/nursing homes loans do not present more than the normal amount of risk assumed in other types of lending.
         In addition to assisted living facilities/nursing homes, another of Peoples' larger groups of commercial loans consists of lodging and lodging related companies, which accounted for 9.4% of commercial loans at June 30, 2000.

Allowance for Loan Losses
         The allowance for loan losses as a percentage of loans increased from 1.56% at December 31, 1999, to 1.58% at the end of the second quarter of 2000. The balance in the allowance for loan losses increased $649,000, due to increased provision for loan losses and loan growth.
         The following table presents changes in the Company's allowance for loan losses:

                                     Three Months Ended      Six Months Ended
(in thousands)                            June 30,                June 30,
                                   ----------------------  ---------------------
                                      2000        1999        2000       1999
                                   ---------   ----------  ----------  ---------
Balance, beginning of period ...   $ 10,628    $  9,855    $ 10,264    $  9,509
Chargeoffs .....................       (375)       (319)       (641)       (574)
Recoveries .....................         60         136         168         200
--------------------------------------------------------------------------------
     Net chargeoffs ............       (315)       (183)       (473)       (374)
--------------------------------------------------------------------------------
Provision for loan losses ......        600         447       1,122         984
--------------------------------------------------------------------------------
          Balance, end of period   $ 10,913    $ 10,119    $ 10,913    $ 10,119
================================================================================


         Management expects continued loan growth in 2000 and believes that future provision expense will remain stable or modestly increase, although such increases will be dependent on loan delinquencies, portfolio risk, overall loan growth, general economic conditions in Peoples' markets and other factors management considers in evaluating the adequacy of the allowance.
         Peoples' consumer loan net chargeoffs continue to comprise the largest portion total net chargeoffs, reaching $359,000 for the six months ended June 30, 2000, an increase of $32,000 (or 9.7%) in comparison to 1999's first half total of $327,000. This increase is due primarily to increased direct personal loan chargeoffs. For the first six months of 2000, commercial loan net chargeoffs totaled $104,000 compared to $4,000 a year earlier. Peoples had insignificant real estate loan chargeoffs in the second quarter of 2000, demonstrating the quality of the portfolio.
         Nonperforming assets (which include loans 90 days or more past due, those loans classified as nonaccrual loans, renegotiated loans, and other real estate owned) as a percentage of outstanding assets were 0.23% at June 30, 2000, compared to 0.21% at year-end 1999. Nonaccrual loans and renegotiated loans totaled $1,363,000 and $573,000 at June 30, 2000, compared to $1,109,000 and
$747,000, respectively, at year-end 1999. Other real estate owned totaled $211,000 at June 30, 2000, compared to $207,000 at year-end 1999. Management believes the current level of nonperforming assets is below peer group levels and is a reflection of the overall quality of Peoples' loan portfolio.
         Management also evaluates Peoples' loan portfolio quality by monitoring the amount of loans past due 90 days or more. At June 30, 2000, loans past due 90 days or more totaled $304,000, compared to $249,000 at year-end 1999. Management believes the balances of loans 90 days or more past due are reasonable and reflect the overall quality of Peoples' loan portfolio.
         Management continually monitors the loan portfolio through its Loan Review Department and Loan Loss Committee to determine the adequacy of the allowance for loan losses. This formal analysis determines the appropriate level of the allowance for loan losses, allocation of the allowance among loan types and the adequacy of the unallocated component of the allowance. The portion of the allowance allocated among the various loan types represents management's estimate of expected losses based upon specific allocations for individual lending relationships and historical loss experience for each category of loans. The individual loan reviews are based upon specific qualitative and quantitative criteria, including the size of the loan and loan grades below a predetermined level. The historical experience factor is based upon historical loss experience, trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets.
         Allowances for homogeneous loans (such as residential mortgage loans, credit cards, personal loans, etc.) are collectively evaluated upon historical loss experience, trends in losses and delinquencies, the growth of loans in particular markets, and known changes in economic conditions in the particular lending markets. A loan is considered impaired when, based on current information and events, it is probable that Peoples will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of potential impaired loan losses is generally based on the present value of expected future cash flows discounted at the loan's historical effective interest rate, or the fair value of the collateral if the loan is collateral dependent. If foreclosure is probable, impairment loss is measured based on the fair value of the collateral.
         At June 30, 2000, the recorded investment in loans that were considered to be impaired under Statement of Financial Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by SFAS No. 118, was $9.2 million of which $8.8 million were accruing interest, and $409,000 were nonaccrual loans. Included in this amount is $7.3 million of impaired loans for which the related allowance for loan losses is $1.7 million. The remaining impaired loan balances of $1.9 million do not have a related allocation of the allowance for loan losses as a result of write-downs, being well-secured, or possessing characteristics demonstrating ability to repay the loan. The average recorded investment in impaired loans during the six months ended June 30, 2000, was approximately $8.0 million. For the six months ended June 30, 2000, Peoples recognized interest income on impaired loans of $452,000, or 1.1% of Peoples' total interest income in the same period.

Funding Sources
         Peoples considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for Peoples, totaling $729.9 million, or 73.6% of Peoples' funding sources at June 30, 2000.
         Non-interest bearing deposits remain a core funding source for Peoples. At June 30, 2000, non-interest bearing balances totaled $79.7 million, a $3.6 million (or 4.3%) decrease compared to year-end 1999. Management intends to continue to focus on maintaining its base of lower-costing funding sources, through product offerings that benefit customers who increase their relationship with Peoples by using multiple products and services.
         Interest-bearing deposits totaled $650.2 million at June 30, 2000, an increase of $5.3 million (or 0.8%) compared to year-end 1999. Interest-bearing transaction accounts were the largest growth component of Peoples' deposits, increasing $16.5 million (or 7.7%) to $231.2 million at June 30, 2000. In the first quarter of 2000, Peoples began offering a 17-month "special" CD, which provides an attractive rate of return for customers and increases Peoples' competitive position to retain and grow deposits. Peoples continued to offer this product during the second quarter and into the third quarter of 2000 to fund loan growth. Management will continue to emphasize deposit-gathering in the future by offering special "relationship accounts" (both non-interest bearing and interest-bearing) based on other products and services offered while balancing deposit growth with adequate net interest margin to meet Peoples' strategic goals.
         In addition to traditional deposits, Peoples accesses both short-term and long-term borrowings to fund its operations and investments. Peoples' short-term borrowings consist of federal funds purchased, corporate deposits held in overnight repurchase agreements, wholesale funds such as term repurchase agreements, and various FHLB borrowings. At June 30, 2000, short-term borrowings totaled $122.8 million, an increase of $35.3 million (or 40.4%) over year-end 1999. The largest component of Peoples' short-term borrowing at June 30, 2000, was FHLB advances which totaled $65.4 million, a six month increase of $42.9 million (or 191.3%) of which $11.5 million of the increase is attributed to prepayments of certain long-term FHLB advances using short-term, repo-based FHLB advances. Growth in borrowings such as FHLB advances were due primarily to sustained loan growth.
         In addition to short-term FHLB advances, Peoples had total short-term, national market repurchase agreement balances of $25.8 million at the end of the second quarter of 2000, a decrease of $8.2 million (or 24.1%) compared to year-end 1999. Peoples also had $31.5 million of retail overnight repurchase agreement balances with its customers at June 30, 2000, a six month increase of $1.1 million (or 3.5%). Short-term FHLB advances and short-term, national market repurchase agreements were accessed heavily at the end of 1999 to fund Peoples' Y2K cash reserves for potentially large customer deposit withdrawals. Such borrowings were repaid in the early weeks of January 2000. In general, Peoples accesses these funding sources at various times to balance liquidity needs.
         Peoples also maintains long-term borrowing capacity with the FHLB. Long-term FHLB advances decreased $11.5 million (or 7.8%) since year-end 1999, totaling $136.4 million at June 30, 2000. Peoples' long-term FHLB advances are primarily 10-year borrowings, with fixed rate features for periods of two, three, or four years, depending on the specific advance. Each advance has the opportunity to reprice after its initial fixed rate period (at the discretion of the FHLB), and Peoples has the option to prepay any repriced advance without penalty, or allow the borrowing to reprice to a LIBOR based, variable product. In June 2000, management opted to prepay those long-term FHLB advances that would have repriced to current market rates of interest to take advantage of potential cost savings using short-term advances offered. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.
         Peoples also has a long-term note with an unaffiliated financial institution. The original principal balance of the note was $3.0 million and was used to finance an acquisition in early 1997. At June 30, 2000, the balance was $2.3 million, a decrease of $0.1 million since year-end 1999. Principal payments began in 1998 and continue semi-annually over the next three years.

Capital/Stockholders' Equity
         At June 30, 2000, stockholders' equity was $73.0 million, unchanged from the balance at year-end 1999. In the second quarter of 2000, Peoples had net income of $2.7 million and paid dividends of $0.9 million, a dividend payout ratio of 33.89% of earnings, compared to a ratio of 35.05% for the same period a year earlier. Management believes recent dividends represent an acceptable payout ratio for Peoples and anticipates similar payout ratios in future periods through quarterly dividends.
         At June 30, 2000, the adjustment for the net unrealized holding loss on available-for-sale securities, net of deferred income taxes, totaled $9.9 million, an increase of $2.3 million since year-end 1999. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' balance sheet are more sensitive to the changing market values of investments. The changes in market value of Peoples' investment portfolio directly impacted Peoples' stockholders' equity. Management believes Peoples' capital continues to provide a strong base for profitable growth.
         Peoples has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. At June 30, 2000, Peoples' and Peoples Bank's risk-based capital ratios were above the minimum standards for a well-capitalized institution. Peoples' risk-based capital ratio of 14.11% at June 30, 2000, is well above the well-capitalized standard of 10%. Peoples' Tier 1 capital ratio of 12.53% also exceeded the well-capitalized minimum of 6%. The Leverage ratio at June 30, 2000, was 8.46% and also above the well-capitalized standard of 5%.
         On December 10, 1999, Peoples announced intentions to repurchase 2.5% of Peoples' outstanding common shares (or 165,000 common shares) from time to time in open market or privately negotiated transactions under the 2000 Stock Repurchase Program. The timing of the purchases and the actual number of common shares purchased have depended and will depend on market conditions and other business factors. The 2000 Stock Repurchase Program will expire December 31, 2000. At August 1, 2000, Peoples had purchased approximately 76,000 treasury shares under the 2000 Stock Repurchase Plan (or 46% complete) at a weighted average price of $17.02 per share.
         In June 1998, Peoples implemented a formal plan to purchase treasury shares for use in its stock option plans. The formal plan serves as the basis for treasury purchases in anticipation of Peoples' projected stock option exercises and is based upon specific criteria related to market prices, as well as the number of common shares expected to be reissued under Peoples' stock option plans. Under the plan, Peoples is currently authorized to repurchase 18,150 common shares each quarter. During the second quarter of 2000, Peoples purchased 18,150 treasury shares at a weighted-average price of $17.96 per share, totaling $0.3 million. Management expects to purchase similar share amounts in future quarters for use in its stock option plans. Future changes, if any, to Peoples' systematic share repurchase program may be necessary to respond to the number of common shares expected to be reissued for Peoples' stock option plans. Management intends to continue its systematic quarterly treasury share program.
         Peoples also maintains the Peoples Bancorp Inc. Deferred Compensation Plan ("Deferred Compensation Plan") for the directors of Peoples and its subsidiaries. The Deferred Compensation Plan is designed to recognize the value to Peoples of the past and present service of its directors and encourage their continued service through implementation of a deferred compensation plan. As a result and in accordance with accounting regulations, the account balances invested in Peoples common shares are reported as treasury stock in Peoples' financial statements. At June 30, 2000, the Deferred Compensation Plan and its participants were entitled to $0.8 million of Peoples' common shares, which is a reduction to Peoples' equity balance. In April 2000, Peoples distributed approximately $0.1 million of Peoples' common shares from the Deferred Compensation Plan to its participants in conjunction with several director retirements resulting from the consolidation of Peoples' banking and thrift subsidiaries in March. Management does not expect the Deferred Compensation Plan to have a material impact on future financial statements or results of operations of Peoples.

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

Interest Rate Risk
         The most significant market risk resulting from Peoples' normal course of business, extending loans and accepting deposits, is interest rate risk. Interest rate risk is the potential for economic loss due to future interest rate changes which can impact both the earnings stream as well as market values of financial assets and liabilities. Peoples' management has charged the Asset/Liability Committee ("ALCO") with the overall management of Peoples' and Peoples Bank's balance sheets and off-balance sheet transactions related to the management of interest rate risk. The ALCO strives to keep Peoples focused on the future, anticipating and exploring alternatives, rather than simply reacting to change after the fact.
         To this end, the ALCO has established an IRR management policy that sets the minimum requirements and guidelines for monitoring and controlling the level and amount of interest rate risk. The objective of the interest rate risk policy is to encourage management to adhere to sound fundamentals of banking while allowing sufficient flexibility to exercise the creativity and innovations necessary to meet the challenges of changing markets. The ultimate goal of these policies is to optimize net interest income within the constraints of prudent capital adequacy, liquidity, and safety.
         The ALCO relies on different methods of assessing IRR including simulating net interest income, monitoring the sensitivity of the net present market value of equity or economic value of equity, and monitoring the difference or gap between maturing or rate-sensitive assets and liabilities over various time periods. The ALCO places emphasis on simulation modeling as the most beneficial measurement of interest rate risk do to its dynamic measure. By employing a simulation process that projects the impact of potential changes in interest rates and balance sheet structures and by establishing limits on changes in net income and net market value, the ALCO is better able to evaluate the possible risks associated with alternative strategies.
         The following table is provided to show the earnings at risk and value at risk positions of Peoples at June 30, 2000 (dollars in thousands):

    Immediate                  Estimated                  Estimated
  Interest Rate          Increase (Decrease)        Increase (Decrease) in
      Change               in Net Interest              Economic Value
(in Basis Points)               Income                    of Equity
-----------------     ------------------------     ------------------------
     300              $ (5,649)        (13.9)%     $(10,277)        (10.3)%
     200                (3,748)         (9.2)        (7,154)         (7.1)
     100                (1,865)         (4.6)        (3,737)         (3.7)
    (100)                1,482           3.6          2,967           3.0
    (200)                2,950           7.2          6,200           6.2
    (300)             $  4,402          10.8%      $  9,719           9.7%

         The simulation process starts with a base case simulation which represents projections of current balance sheet growth trends. Base case simulation results are prepared under a flat interest rate forecast and at least two alternative interest rate forecasts, one rising and one declining, assuming parallel yield curve shifts. Comparisons showing the earnings variance from the flat rate forecast illustrate the risks associated with the current balance sheet strategy. When necessary, additional balance sheet strategies are developed and simulations prepared. These additional simulations are run with the same interest rate forecasts used with the base case simulation and/or using non-parallel yield curve shifts. The additional strategies are used to measure yield curve risk, prepayment risk, basis risk, and index lag risk inherent in the balance sheet. Comparisons showing the earnings and equity value variance from the base case provide the ALCO with information concerning the risks associated with implementing the alternative strategies. The results from model simulations are reviewed for indications of whether current interest rate risk strategies are accomplishing their goal and, if not, suggest alternative strategies that could. The policy calls for periodic review by the ALCO of assumptions used in the modeling.
         The interest risk analysis shows that Peoples is liability sensitive. This means that downward moving interest rates favorably impact net interest income while upward rate movements have a negative effect. Inherent within the risk analysis are a large number of interrelated assumptions. As with all estimates, actual performance could vary; however, management believes that the analysis is reasonable in the aggregate. Peoples' ALCO believes it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate and act on projections from model simulations, management through its ALCO established limits on changes in net interest income and the value of the balance sheet. To monitor the short-term exposure IRR, the ALCO has limited the earnings at risk to no more than 10% from base case for each 1% shift in interest rates. To monitor the long-term exposure IRR, management has limited the negative impact to Peoples' economic value of equity to not more than 40% when interest rates shift 2% and 75% when rates shift 4%, respectively.
         For an assessment of the current interest rate risk position, the ALCO reviews static gap measures for specific time periods focusing on one year cumulative gap. Based on historical trends and performance, the ALCO has determined that the ratio of the one year cumulative gap should be within 15% of earning assets. At June 30, 2000, both the earnings at risk and the change in economic value of equity were within policy limits. While interest rates are currently trending higher and this could potentially have a negative impact to net interest income, the magnitude of this impact will be substantially less then demonstrated in the above table. The rate shock scenarios are used in the modeling process as a stress test to net interest earnings. Management believes that actual changes in interest rates will occur more gradually, allowing for appropriate adjustments in ALCO strategies. Through periodic ALCO meetings, management continues to explore methods to reduce Peoples' interest rate sensitivity through a variety of traditional and off-balance sheet methods.

Liquidity
         Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated and unanticipated operating cash needs, loan demand, and deposit withdrawals, without incurring a sustained negative impact on profitability. It is Peoples' policy to manage liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. The ALCO's policy for liquidity management sets limits on the net liquid position of Peoples and the concentration of non core funding sources.
         The main source of liquidity for Peoples comes through deposit growth. Liquidity is also provided from cash generated from assets such as maturities, principal payments and income from loans and investment securities. During the six months ended June 30, 2000, cash provided by financing activities increased $22.1 million due to short term borrowings and interest-bearing deposit growth, while outflows from investing activity totaled $45.8 million. The majority of the increase in cash outflows from investing activities occurred as a result of the growth in Peoples' loan portfolio. When appropriate, Peoples takes advantage of external sources of funds such as advances from the FHLB, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates which enables Peoples to match funding with contractual maturity dates of assets. Securities in the investment portfolio that are available for sale can be utilized as an additional source of liquidity.
         The net liquidity position of Peoples is calculated by subtracting volatile liabilities, non core deposits and brokered funds, from liquid assets, short-term investments and unpledged available-for-sale securities. At year-end 1999, the net liquidity position of Peoples was $122.5 million or 11.43% of total assets. At June 30, 2000, the net liquidity position of Peoples was $126.3 million or 11.52% of total assets. The change can be attributed to increased market value of Peoples' investment portfolio. The liquidity position at June 30, 2000 and year-end 1999 were within Peoples' policy limit of -10% of total assets. The ALCO believes Peoples has sufficient liquidity to meet current obligations to borrowers, depositors, debt holders, and others.

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

Future Outlook
         Results of operations in the second quarter of 2000 represent enhanced financial performance through a combination of growth and a continued focus on core competencies. Management will continue to integrate Peoples' sales processes and provide high quality products and services to a broad range of business and consumer clients. In addition, management has identified and will continue to analyze key performance areas which quantitatively measure the relative performance of Peoples compared to prior year results.
         With the second quarter 2000 consolidation of Peoples' three banking subsidiaries into Peoples Bank, NA, management's focus in the near-term future is to continue integration of Peoples' many sales processes, products, and services. The transition to a unified financial services entity has allowed Peoples to focus on a marketing program based on establishing consistent brand awareness of Peoples Bank, Peoples Investments and Peoples Insurance. The primary focus of the consolidation was client retention and market share growth through improved product and service convenience and availability, achieved by placing more of Peoples' associates in client service positions and lessen the administrative duties experienced with three separate banking charters. The consolidation also allows Peoples' clients to access all 38 offices, 25 ATM's, and internet banking system, and connects the northeastern Kentucky markets with contiguous Ohio and West Virginia markets, providing enhanced synergies and client service opportunities in the Huntington, West Virginia - Ashland, Kentucky greater metropolitan area.
         Management strives to enhance revenue streams by reorganizing and revitalizing its client relationship management process. Areas of focus will include enhancement of non-interest income streams, including asset management fees (such as fiduciary fees, insurance revenues, etc.), electronic banking revenues, etc. Peoples Bank will continue to offer a wide array of banking products and services, while two new operating divisions have made strong moves to fully serve client needs: Peoples Investments provides customer-tailored solutions for fiduciary needs, investment alternatives, and other asset management capabilities; and Peoples Insurance provides a full set of life, property and casualty insurance products and services. Management plans to continue Peoples' investment in sales expertise and relationship building skills of all client service representatives as the sales process evolves.
         In the first half of 2000, Peoples completed a review of its utilization of its core operating system. Peoples partnered with its core system provider to optimize the use of Peoples' main operating system and enhance profitability over the next 12 to 18 month period. As part of the review and to add speed to Peoples' client service initiatives, management purchased new technology to power an integrated sales process and provide high-velocity responses to client needs.
         Peoples continues to prepare for the fourth quarter opening of its fourth sales office in Wood County, West Virginia. The office will be located at 3411 Emerson Avenue and, after renovations and refurbishments, will offer Peoples' professionals an enhanced environment for easy delivery of all financial services. An ATM will also offer 24-hour banking convenience. The Emerson Avenue office is on the north side of Parkersburg and will complement Peoples Bank's sales office in the nearby Vienna Wal-Mart supercenter, which opened in mid-1999. Peoples Bank also has a full-service office at 2107 Pike Street in Parkersburg and in the recently opened Wal-Mart supercenter in the Patriot Center slightly south of Parkersburg.
         Management recognizes the importance of electronic financial services to its client base and focuses efforts to provide clients e-access to banking products and services at their convenience. Peoples Bank has offered a fully integrated internet banking system ("Internet Banking System" or "Peoples OnLine Connection") since late 1999 and now has over 2,200 clients using the system. Peoples OnLine Connection offers real-time transaction capability and portability for Peoples' clients, including the capability to perform online transactions, pay bills, view account history, stop payments, open accounts, change address, reorder checks, purchase savings bonds and complete other financial transactions.
         Peoples' website was recently upgraded to provide a variety of links to news, weather, sports information, as well as banking online using Peoples OnLine Connection. Links are also provided to a national shopping mall, increasing virtual shopping access to all peoplesbancorp.com visitors, giving Peoples' clients a natural extension for timely information from around the world. In the future, management plans to develop electronic links to local retailers, providing e-commerce capabilities to merchants by allowing internet users to shop online at their stores without leaving their homes. Management believes the e-commerce capabilities of peoplesbancorp.com are unlimited, and continue to balance high levels of personal service, security, connection, and confidentiality that clients expect from Peoples.
         In addition to internet banking enhancements, Peoples added an ATM in the third quarter of 2000 to increase electronic presence in northern Washington County, Ohio. Peoples Bank recently introduced a new ATM machine in Beverly, Ohio, its sixth ATM in Washington County. The new ATM is located in a convenience store at the intersection of State Route 339 and State Route 60 in Beverly, a well-traveled route. Access to the ATM will be available during the Corner Store's regular hours of 6:00 a.m. until midnight, seven days a week. Management believes the new ATM offers added convenience and access to Peoples' clients in northern Washington County and surrounding communities, and complements Peoples Bank's Washington and Morgan County financial service centers, which offer complete banking, insurance, investment, and trust products. Management will continue to identify opportunities to provide convenient delivery points for clients in its markets.
         Mergers and acquisitions remain a viable strategic option for the continued growth of Peoples' operations and scope of client service. Future acquisitions, if they occur, may not be limited to specific geographic location or proximity to current markets. Management will continue to focus its energies on review and research of possible mergers, consolidations, banking center purchases, or insurance agency acquisitions as a means of acquiring sales centers and revenue opportunities that complement existing company locations and revenue growth strategies. Ultimately, acquisitions will depend upon financial service opportunities that complement Peoples' core competencies and strategic intent. Management considers mergers and acquisitions to be a viable method of enhancing Peoples' earnings potential and will continue to pursue appropriate business opportunities.
         Management continues to position Peoples for the future of financial services without sacrificing a compatible focus on community-based values. Since many products and services in the industry are easily copied, Peoples' focus is to deliver these products and services better, faster, and more efficiently than competitors. Peoples' goal is to be a high-performing financial services company, committed to community leadership, while focusing efforts to provide shareholders at least a 15% annual return on their investment.
         Going forward, Peoples will work to achieve these goals by growing the relationship of existing clients to optimize the client's full-service connection, increasing market share in markets where Peoples does not have significant presence; continuing to create a business environment where clients can access traditional banking products and services, investment services, and insurance products in the most convenient manner possible; working to create a model that identifies new ways to fill customers' investment and insurance needs; and expanding Peoples' e-commerce capabilities through peoplesbancorp.com. Management believes that Peoples can produce enhanced future performance levels through integrated sales techniques and commitment to the strategic initiatives outlined in this section, which are designed to enhance client service and increase future shareholder value.
"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995
         The statements in this Form 10-Q which are not historical fact are forward looking statements that involve risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of economic conditions, the impact of competitive products and pricing, and other risks detailed in the Company's Securities and Exchange Commission filings.

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


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
     CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                               For the Three Months Ended June 30,              For the Six Months Ended June 30,
                                    2000                   1999                     2000                   1999
                              Average   Yield/      Average   Yield/         Average    Yield/      Average    Yield/
  (dollars in thousands)      Balance    Rate       Balance    Rate          Balance     Rate       Balance     Rate
ASSETS
Securities:
  Taxable                  $   289,101    6.92%   $  252,164    6.23%     $    289,781    6.88%   $  219,733     6.15%
  Tax-exempt                    33,609    7.64%       47,350    7.25%           33,477    7.67%       45,404     7.31%
-----------------------------------------------------------------------------------------------------------------------
    Total                      322,710    7.00%      299,514    6.40%          323,258    6.96%      265,137     6.35%
Loans:
  Commercial                   291,385    9.18%      241,591    8.65%          285,965    9.16%      233,138     8.64%
  Real estate                  270,523    8.24%      235,712    8.30%          265,747    8.19%      235,692     8.35%
  Consumer                     124,698   10.45%      110,504   10.23%          123,042   10.35%      110,338    10.35%
-----------------------------------------------------------------------------------------------------------------------
    Total loans                686,606    9.07%      587,807    8.81%          674,754    9.00%      579,168     8.85%
Less: Allowance for loan       (10,845)              (10,013)                  (10,654)               (9,867)
loss
-----------------------------------------------------------------------------------------------------------------------
    Net loans                  675,761    9.22%      577,794    8.96%          664,100    9.15%      569,301     9.00%
Interest-bearing deposits          665    4.94%        8,405    4.24%              670    4.53%        5,303     4.18%
Federal funds sold                  --       --       13,654    4.73%              286    5.77%        9,453     4.78%
-----------------------------------------------------------------------------------------------------------------------
    Total earning assets       999,136    8.50%      899,367    8.00%          988,314    8.43%      849,194     8.10%
Other assets                    79,246                75,899                    79,265                74,141
-----------------------------------------------------------------------------------------------------------------------
       Total assets        $ 1,078,382            $  975,266              $  1,067,579            $  923,335
=======================================================================================================================

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                  $    86,848    2.36%   $   98,323    2.40%     $     87,803    2.36%   $   98,374     2.40%
  Interest-bearing
     demand deposits           226,911    4.33%      213,514    3.42%          221,046    4.10%      209,295     3.45%
  Time                         338,448    5.24%      314,706    5.01%          342,290    5.02%      320,668     5.05%
-----------------------------------------------------------------------------------------------------------------------
    Total                      652,207    4.56%      626,543    4.06%          651,139    4.47%      628,337     4.10%
Borrowed funds:
  Short-term                    91,226    6.04%       39,873    4.31%           81,479    5.82%       35,327     4.26%
  Long-term                    148,962    5.17%      115,668    4.82%          149,576    5.16%       78,305     4.79%
-----------------------------------------------------------------------------------------------------------------------
   Total                      240,188     5.51%      155,541    4.69%          231,055    5.40%      113,632     4.62%
    Total interest
        bearing liabilities    892,395    4.82%      782,084    4.18%          882,194    4.71%      741,969     4.18%
Non-interest bearing            82,588                77,822                    81,456                76,945
deposits
Other liabilities               31,888                29,690                    31,754                18,182
-----------------------------------------------------------------------------------------------------------------------
    Total liabilities        1,006,871               889,596                   995,404               837,096
Stockholders' equity            71,511                85,670                    72,175                86,239
-----------------------------------------------------------------------------------------------------------------------
  Total liabilities and    $ 1,078,382            $  975,266              $  1,067,579            $  923,335
equity
=======================================================================================================================
Interest income to earning assets         8.50%                 8.00%                     8.43%                  8.10%
Interest expense to earning assets        4.30%                 3.64%                     4.21%                  3.65%
-----------------------------------------------------------------------------------------------------------------------
         Net interest margin              4.20%                 4.36%                     4.22%                  4.45%
=======================================================================================================================

Interest income and yields presented on a fully tax-equivalent basis using a 35% tax rate.


                                     PART II

ITEM 1:  Legal Proceedings.
         None.

ITEM 2:  Changes in Securities and Use of Proceeds.
         None.

ITEM 3:  Defaults upon Senior Securities.
         None.

ITEM 4:  Submission of Matters to a Vote of Security Holders.
         None.

ITEM 5:  Other Information.
         On August 10, 2000, the Company announced its quarterly dividend of $0.14 per share. The second quarter dividend payout of approximately $912,000 on an estimated 6.51 million shares is payable October 2, 2000, to shareholders of record September 15, 2000.

ITEM 6:  Exhibits and Reports on Form 8-K.
         a)  Exhibits:

                                  EXHIBIT INDEX

  Exhibit
  Number     Description                           Exhibit Location
----------   -----------------------------------   -----------------------------
     11      Computation of Earnings Per Share.    Page 29.

     27      Financial Data Schedule.              EDGAR electronic filing only.

         b)  Reports on Form 8-K:
              Peoples filed the following reports on Form 8-K during the six months ended June 30, 2000:

               1)Filed January 14, 2000 - News release announcing the
                 declaration of a 10% stock dividend by the Board of Directors of Peoples
               2)Filed January 18, 2000 - News release announcing plans
                 to form a single national banking company. 3) Filed
                 January 21, 2000 - News release announcing earnings for the fourth quarter ended December 31, 1999.
               4)Filed February 7, 2000 - News release announcing the opening of a sales center by Peoples Banking and Trust Company, a subsidiary of Peoples, in a Wal*Mart superstore located in south Parkersburg, West Virginia.
               5)Filed February 7, 2000 - News release announcing the
                 appointment of new executive officer and election of new director.
               6)Filed February 16, 2000 - News release announcing the
                 declaration of a $0.14 per share quarterly dividend by the Board of Directors of Peoples.
               7)Filed March 30, 2000 - News release announcing the plan to open a full-service by Peoples Bank, a subsidiary of Peoples, on Emerson Avenue in Parkersburg, West Virginia.
               8)Filed April 7, 2000 - News release announcing the successful completion of the merger of Peoples' banking and insurance subsidiaries.
               9)Filed April 18, 2000 - News Release announcing earnings for the first quarter of 2000.
              10)Filed May 5, 2000 - News Release announcing the improvements to Peoples' internet banking services .
              11)Filed June 29, 2000 - News Release announcing the naming of
                 Peoples to the Cleveland Plain Dealer list of top 100 businesses in Ohio.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              PEOPLES BANCORP INC.



Date:  August 11, 2000             By:/s/ ROBERT E. EVANS
                                          -------------------------------------
                                          Robert E. Evans
                                          President and Chief Executive Officer



Date:  August 11, 2000             By:/s/ JOHN W. CONLON
                                          ------------------------------------
                                          John W. Conlon
                                          Chief Financial Officer

                                  EXHIBIT INDEX

               PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                         FOR PERIOD ENDED JUNE 30, 2000




  Exhibit
  Number         Description                      Exhibit Location
----------   ----------------------------------   -----------------------

  11         Computation of Earnings Per Share.   Page 29

  27         Financial Data Schedule.             EDGAR electronic filing only.