Form 10-Q
period 2000-09-30
PEOPLES BANCORP INC
filed 2000-11-14
CIK 318300

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2000
                                       OR
  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____


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


                                   31-0987416
                 ----------------------------------------------
                      (I.R.S. Employer Identification No.)



  138 Putnam Street, P. O. Box 738, Marietta, Ohio             45750
----------------------------------------------------   --------------------
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

         Yes       X                         No
             -------------                      --------------


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, at November 1, 2000: 6,500,419.




                               Page 1 of 29 Pages

                        Exhibit Index Appears on Page 28

                         PART I - FINANCIAL INFORMATION

                                     ITEM 1


         The following Condensed Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Stockholders' Equity, and Consolidated Statements of Cash Flows of Peoples Bancorp Inc. ("Peoples") and subsidiaries, reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Complete audited consolidated financial statements with footnotes thereto are included in Peoples' Annual Report on Form 10-K for the year ended December 31, 1999.
         The consolidated financial statements include the accounts of Peoples and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
                                                                                   September 30,     December 31,
ASSETS                                                                                 2000             1999
Cash and cash equivalents:
     Cash and due from banks                                                   $       25,878   $        42,713
     Interest-bearing deposits in other banks                                             184             1,038
----------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                              26,062            43,751
----------------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized cost of $340,865 and $340,082 at September 30, 2000 and
     December 31, 1999, respectively)                                                 329,421           328,306

Loans, net of unearned interest                                                       724,328           659,833
Allowance for loan losses                                                            (11,206)          (10,264)
----------------------------------------------------------------------------------------------------------------
          Net loans                                                                   713,122           649,569
----------------------------------------------------------------------------------------------------------------

Bank premises and equipment, net                                                       15,776            15,321
Other assets                                                                           38,224            38,503
----------------------------------------------------------------------------------------------------------------
               Total assets                                                    $    1,122,605   $     1,075,450
================================================================================================================

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing                                                      $       80,749   $        83,267
     Interest bearing                                                                 673,926           644,940
----------------------------------------------------------------------------------------------------------------
          Total deposits                                                              754,675           728,207
----------------------------------------------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased and securities sold under repurchase agreements           56,995            64,989
     Federal Home Loan Bank term advances                                              58,136            22,450
----------------------------------------------------------------------------------------------------------------
          Total short-term borrowings                                                 115,131            87,439
----------------------------------------------------------------------------------------------------------------

Long-term borrowings                                                                  138,518           150,338
Accrued expenses and other liabilities                                                  8,205             7,606
----------------------------------------------------------------------------------------------------------------
               Total liabilities                                                    1,016,529           973,590
----------------------------------------------------------------------------------------------------------------

Guaranteed preferred beneficial interests in junior subordinated debentures            29,012            28,986


Stockholders' Equity
Common stock, no par value, 12,000,000 shares authorized - 6,672,875 shares issued at September 30, 2000 and 6,387,509 issued
     at December 31, 1999, including shares in treasury                                66,279            65,043
Accumulated comprehensive income, net of deferred income taxes                        (7,439)           (7,654)
Retained earnings                                                                      21,614            26,241
----------------------------------------------------------------------------------------------------------------
                                                                                       80,454            83,630
Treasury stock, at cost, 176,149 shares at September 30, 2000 and
     398,662 shares at December 31, 1999                                              (3,390)          (10,756)
----------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                              77,064            72,874
----------------------------------------------------------------------------------------------------------------
               Total liabilities, minority interests and stockholders' equity  $    1,122,605   $     1,075,450
================================================================================================================




                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



(Dollars in thousands, except per share data)           Three Months Ended                   Nine Months Ended
                                                           September 30,                       September 30,
                                                       2000              1999              2000              1999
Interest income                                  $       21,799   $       19,104    $       62,835    $       52,711
Interest expense                                         11,804            9,049            32,511            24,453
---------------------------------------------------------------------------------------------------------------------
     Net interest income                                  9,995           10,055            30,324            28,258
Provision for loan losses                                   600              447             1,722             1,431
---------------------------------------------------------------------------------------------------------------------
     Net interest income after
        provision for loan losses                         9,395            9,608            28,602            26,827
Gain (loss) on securities transactions                       66             (115)               10              (114)
Gain (loss) on asset disposals                               36               14              (109)                9
Non-interest income:
        Service charges on deposits                         835              690             2,380             1,993
        Trust revenues                                      648              681             1,974             1,960
        Insurance commissions                               415              130               945               378
        Electronic banking revenues                         294              247               886               741
        Other non-interest income                           135              149               503               484
---------------------------------------------------------------------------------------------------------------------
        Total non-interest income                         2,327            1,897             6,688             5,556
Non-interest expense:
    Salaries and benefits                                 3,393            2,981             9,987             8,762
    Occupancy and equipment                                 963              868             2,957             2,697
    Trust preferred                                         656              663             1,961             1,180
    Amortization of intangibles                             571              657             1,713             1,970
    Other non-interest expense                            2,167            2,147             6,479             6,017
---------------------------------------------------------------------------------------------------------------------
        Total non-interest expense                        7,750            7,316            23,097            20,626
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                4,074            4,088            12,094            11,652
Income taxes                                              1,192            1,330             3,650             3,715
---------------------------------------------------------------------------------------------------------------------
               Net income                        $        2,882   $        2,758    $        8,444    $        7,937
=====================================================================================================================


Basic earnings per share                         $         0.44   $         0.41    $         1.29    $         1.15
-----------------------------------------------------------------------------------------------------------------------

Diluted earnings per share                       $         0.44   $         0.40    $         1.28    $         1.13
-----------------------------------------------------------------------------------------------------------------------


Weighted average shares outstanding (basic)           6,518,187        6,763,341         6,532,434         6,872,698
-----------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding (diluted)         6,583,143        6,977,334         6,616,546         7,056,986
-----------------------------------------------------------------------------------------------------------------------

Cash dividends declared                          $          916   $          860    $        2,764    $        2,562
-----------------------------------------------------------------------------------------------------------------------

Cash dividend per share                          $         0.14   $         0.13    $         0.42    $         0.37
-----------------------------------------------------------------------------------------------------------------------




                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


 (Dollars in thousands, except share amounts)
                                                                                              Accumulated
                                                                                                 Other
                                          Common Stock           Retained       Treasury     Comprehensive
                                               Shares            Earnings         Stock         Income         Total
                                             Amount
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999             6,387,509 $   65,043    $    26,241    $   (10,756)   $    (7,654)   $   72,874
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                        8,444                                       8,444
   Other comprehensive income,
      net of tax:
        Unrealized losses on available-
         for-sale securities                                                                         215           215
                                                                                                             ----------
                Comprehensive income                                                                             8,659
Exercise of common stock options
   (reissued 39,057 treasury shares)                   (552)                          941                          389
Tax benefit from exercise of
   stock options                                         57                                                         57
Distribution of treasury shares from
   deferred compensation plan                                                         113                          113
Cash dividends declared                                             (2,764)                                     (2,764)
10% stock dividend                       269,597      1,468        (10,307)         8,839
Common stock issued under dividend
   reinvestment plan                      15,769        263                                                        263
-----------------------------------------------------------------------------------------------------------------------
Purchase of treasury stock, 176,149 shares                                         (2,527)                      (2,527)
=======================================================================================================================
Balance, September 30, 2000            6,672,875 $   66,279    $    21,614    $    (3,390)   $    (7,439)   $   77,064
=======================================================================================================================

Comprehensive Income:
Net unrealized depreciation arising during period, net of tax                                        222
Less: reclassification adjustment for losses included in net income, net                               7
of tax
=======================================================================================================================
Net unrealized depreciation on investment securities                                                 215
=======================================================================================================================




                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                                  Nine Months Ended
                                                                          September 30,
                                                               2000                     1999
Cash flows from operating activities:
Net income                                                  $     8,444           $     7,937
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Provision for loan losses                               1,722                 1,431
          (Gain) loss on securities transactions                    (10)                  114
          Loss (gain) on asset disposals                            109                   (9)
          Depreciation, amortization, and accretion               3,476                 3,759
          Increase in interest receivable                        (1,276)               (2,050)
          Increase (decrease) in interest payable                    81                   (14)
          Deferred income tax expense (benefit)                     268                  (515)
          Deferral of loan origination fees and costs              (225)                 (173)
          Other, net                                                239                  (442)
----------------------------------------------------------------------------------------------
               Net cash provided by operating activities         12,828                10,038
----------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchases of available-for-sale securities                      (23,940)             (168,843)
Proceeds from sales of available-for-sale securities              3,220                19,523
Proceeds from maturities of available-for-sale securities        19,697                36,900
Net increase in loans                                           (64,827)              (63,282)
Expenditures for premises and equipment                          (2,099)               (1,656)
Proceeds from sales of other real estate owned                       50                   251
Investment in limited partnership and tax credit funds             (400)               (1,200)
----------------------------------------------------------------------------------------------
               Net cash used in investing activities            (68,299)             (178,307)
----------------------------------------------------------------------------------------------

Cash flows from financing activities:
Net decrease in non-interest bearing deposits                    (2,518)               (3,108)
Net increase in interest-bearing deposits                        28,996                 3,033
Net increase in short-term borrowings                            27,692                35,042
Proceeds from long-term borrowings                                   --               110,000
Payments on long-term borrowings                                (11,820)                 (320)
Cash dividends paid                                              (2,430)               (2,160)
Purchase of treasury stock                                       (2,527)               (7,643)
Proceeds from issuance of common stock                              389                   437
Proceeds from issuance of Capital Securities                         --                30,000
----------------------------------------------------------------------------------------------
               Net cash provided by financing activities         37,782               165,281
----------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                       (17,689)               (2,988)
Cash and cash equivalents at beginning of period                 43,751                40,121
----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $    26,062           $    37,133
==============================================================================================


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


1.  Mergers and Acquisitions
         In October, Peoples and Lower Salem Commercial Bank of Lower Salem, Ohio announced that Lower Salem Commercial Bank entered into a definitive agreement with Peoples providing for the acquisition of Lower Salem Commercial Bank by Peoples. In the transaction which will be accounted for under the purchase method of accounting, Peoples proposes to use a combination of cash and common shares as consideration for all issued and outstanding shares of Lower Salem Commercial Bank common stock with the expected aggregate value not to exceed $2.4 million. The acquisition is contingent on regulatory approval as well as the approval of Lower Salem Commercial Bank's shareholders. Peoples expects to complete the acquisition during the first quarter of 2001 and does not expect the acquisition to be significant to its financial position, results of operations, or cash flows. After the merger, Lower Salem Commercial Bank will operate as a full-service banking office of Peoples Bank. At September 30, 2000, Lower Salem Commercial Bank had total assets of $25 million and loans totaling $18 million.


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

                                                                   For the Three                    For the Nine
                                                                    Months Ended                    Months Ended
                                                                   September 30,                    September 30,
SIGNIFICANT RATIOS                                               2000          1999               2000         1999

Net Income to:
Average assets                                                   1.04%         1.07%              1.04%         1.10%
Average stockholders' equity                                    15.33%        14.37%             15.38%        12.74%
----------------------------------------------------------------------------------------------------------------------

Cash earnings to: (a)
Average tangible assets (b)                                      1.21%         1.27%              1.21%         1.32%
Average tangible equity (b)                                     23.26%        22.84%             23.87%        20.04%
----------------------------------------------------------------------------------------------------------------------
Net interest margin (c)                                          3.99%         4.38%              4.14%         4.41%
----------------------------------------------------------------------------------------------------------------------
Efficiency ratio (d)                                            56.80%        54.03%             56.60%        53.61%
----------------------------------------------------------------------------------------------------------------------
Average stockholders' equity to average assets                   6.81%         7.44%              6.78%         8.65%
----------------------------------------------------------------------------------------------------------------------
Loans net of unearned interest to deposits (end of period)      95.98%        88.39%             95.98%        88.39%
----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses to loans net of
     unearned interest (end of period)                           1.55%         1.65%              1.55%         1.65%
----------------------------------------------------------------------------------------------------------------------

Capital ratios:
     Tier I capital ratio                                       12.58%        13.15%              12.58%       13.15%
     Risk-based capital ratio                                   14.03%        14.86%              14.03%       14.86%
     Leverage ratio                                              8.54%         8.58%               8.54%        8.58%
----------------------------------------------------------------------------------------------------------------------

Cash dividends to net income                                    31.78%        31.18%              32.73%       32.28%
----------------------------------------------------------------------------------------------------------------------

PER SHARE DATA
Net income per share:
Basic                                                            $0.44         $0.41               $1.29       $ 1.15
----------------------------------------------------------------------------------------------------------------------
Diluted                                                           0.44          0.40                1.28         1.13
----------------------------------------------------------------------------------------------------------------------
Cash basis earnings - diluted (a)                                 0.50          0.46                1.46         1.32
----------------------------------------------------------------------------------------------------------------------
Cash dividends per share                                          0.14          0.13                0.42         0.37
----------------------------------------------------------------------------------------------------------------------
Book value per share                                            $11.86       $ 12.37              $11.86      $ 12.37
----------------------------------------------------------------------------------------------------------------------


(a) Excludes after-tax impact of amortization of intangible assets acquired through the use of purchase accounting for acquisitions.
(b) Cash earnings as a percentage of average total assets or average stockholders' equity minus average intangibles.
(c) Calculated using fully tax equivalent net interest income as a percentage of average earning assets.
(d) Non-interest expense (less intangible amortization and non-direct operational expenses) as a percentage of fully tax equivalent net interest income plus non-interest income. All non-recurring items are removed from this calculation.


Introduction
------------
         The following discussion and analysis of the consolidated financial statements of Peoples is presented to provide insight into management's assessment of the financial results. Peoples' wholly-owned subsidiaries are Peoples Bank, National Association ("Peoples Bank") and Northwest Territory Life Insurance Company ("Northwest Territory"). Peoples Bank also operates Peoples Insurance Agency, Inc. ("Peoples Insurance"), which offers a full set of life, property, and casualty insurance products to customers in Peoples' markets.
         Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency ("OCC"). Peoples Bank offers complete financial products and services through 38 financial service locations and 25 ATM's in the states of Ohio, West Virginia, and Kentucky. Peoples Bank's e-banking service is Peoples OnLine Connection, and can be found on the Internet at www.peoplesbancorp.com. Peoples Bank provides an array of financial products and services to customers, including traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. Peoples Insurance also offers investment and insurance products. Peoples provides services through ordinary walk-in offices and automobile drive-in facilities, automated teller machines, banking by phone, and the Internet.
         Peoples Bank also makes available other financial services via Peoples Investments, which provides customer-tailored solutions for fiduciary needs, investment alternatives, and asset management needs (securities are offered exclusively through Raymond James Financial Services, member NASD/SIPC, an independent broker/dealer located at Peoples Bank). Peoples common stock is traded through the NASDAQ National Market System under the symbol PEBO.
         The discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements and footnotes thereto and the ratios, statistics, and discussions contained elsewhere in this Form 10-Q. References will be found in this Form 10-Q to transactions that have impacted or will impact Peoples' results of operations.
         On April 20, 1999, Peoples sold, through PEBO Capital Trust I (a newly-formed subsidiary) $30.0 million of 8.62% Capital Securities ("Capital Securities" or "Trust Preferred Securities"). The proceeds were used by the Trust to purchase, from Peoples, Junior Subordinated Deferrable Interest Debentures due May 1, 2029. In late April 1999, Peoples invested $10.0 million in Peoples Bank. The remaining proceeds were used for general corporate purposes, including the repurchase of a portion of Peoples' outstanding common shares.
         On April 22, 1999, Peoples announced intentions to repurchase 5% of Peoples' outstanding common shares (or 346,500 shares) from time to time in open market or privately negotiated transactions ("1999 Stock Repurchase Program"). The 1999 Stock Repurchase Program was completed at December 31, 1999.
         On December 10, 1999, Peoples announced intentions to repurchase 2.5% of Peoples' outstanding common shares (or 165,000 shares) from time to time in open market or privately negotiated transactions ("2000 Stock Repurchase Program"). At October 20, 2000, Peoples had purchased approximately 93,000 treasury shares under the 2000 Stock Repurchase Plan (56% complete).
         The combination of the issuance of Capital Securities and the stock repurchase programs has impacted and will continue to impact several key performance indicators of Peoples' future financial results. The impact, where significant, is discussed in the applicable sections of this Management's Discussion and Analysis.


                              RESULTS OF OPERATIONS

Overview of the Income Statement
--------------------------------
         Net income increased by $124,000 (or 4.5%), to $2,882,000 in the third quarter of 2000 from $2,758,000 in the third quarter of 1999. Diluted cash earnings per share for the quarter ended September 30, 2000, were $0.50, up $0.04 (or 8.7%) from $0.46 in diluted cash earnings per share a year ago. Cash earnings removes the after-tax impact of intangible amortization expense. On a year-to-date basis, net income totaled $8,444,000 and diluted cash earnings were $1.46, an increase of $507,000 (or 6.4%) and $0.14 (or 10.6%), respectively, compared to the first nine months last year.
         On January 13, 2000, Peoples declared a 10% stock dividend issued March 14, 2000, to common shareholders of record at February 22, 2000. On May 13, 1999, Peoples declared a 10% stock dividend issued June 15, 1999, to shareholders of record at May 28, 1999. Accordingly, all per share data reflects the dividends.
         Return on tangible assets was 1.21% in the third quarter of 2000 compared to 1.27% for the same period a year ago and was 1.21% for the first nine months of 2000 versus 1.32% in 1999. Return on tangible assets is defined as cash earnings as a percentage of average total assets minus goodwill and core deposit intangibles. Return on tangible equity improved to 23.26% in the third quarter of 2000 compared to 22.84% in the third quarter of 1999 and on a year-to-date basis improved to 23.87% compared to 20.04% a year ago. Return on tangible equity is defined as cash earnings as a percentage of average total stockholders' equity minus goodwill and core deposit intangibles.

         Diluted earnings per share reached $1.28 for the first nine months of 2000, up $0.15 (or 13.3%) compared to the previous year and for the three months ended September 30, totaled $0.44 in 2000 versus $0.40 in 1999, an increase of $0.04 (or 10.8%). Peoples' core earnings increased due to strong net interest income growth and additional revenue streams from market expansion and insurance revenues. Return on average equity reached 15.38% for the first nine months of 2000 compared to 12.74% for the same period a year earlier. Return on average assets was 1.04% for the nine months ended September 30, 2000, compared to 1.10% a year earlier, due to significant asset growth in mid-1999.
         Net interest income for the third quarter of 2000 decreased $60,000 (or 0.6%) to $9,995,000, due primarily to competitive pricing of loans and deposits. The provision for loan losses for the third quarter totaled $600,000 in 2000 compared to $447,000 in 1999. Bolstered by growth in investment and insurance commissions, non-interest income increased $430,000 (or 22.7%) to $2,327,000. Non-interest expense increased $434,000 (or 5.9%) to $7,750,000 due to a combination of costs related to market expansion and acquisition.
         Peoples has grown through acquisitions accounted for as purchase transactions which has increased the amortization expense related to intangibles and affected earnings per share as well as other performance ratios. Because of the impact of purchase accounting and the related intangible amortization expense on Peoples' results of operation, Management uses "cash earnings", which removes the after-tax impact of intangible amortization expense, to evaluate the impact of acquisitions on profitability and Peoples' return on its investment.
         The discussion of cash earnings is also included in financial reporting to facilitate the comparison of Peoples' results of operations to competitors making acquisitions using pooling of interests accounting. Return on tangible assets and return on tangible equity removes the after-tax impact of intangible amortization expense and the balance sheet impact of average intangibles. In the third quarter of 2000, intangible amortization expense totaled $571,000 ($371,000 after taxes) compared to $657,000 ($427,000 after taxes) for the same period a year earlier. Due to amortization, average balance sheet intangibles decreased to $18.7 million in the third quarter of 2000 compared to $20.5 million in the third quarter of 1999.

Interest Income and Expense
---------------------------
         Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest-bearing liabilities. Interest earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits, borrowed funds such as Federal Home Loan Bank ("FHLB") borrowings and other wholesale funding sources such as national market repurchase agreements. Net interest income remains the primary source of revenue for Peoples. Changes in market interest rates, as well as adjustments in the mix of interest-earning assets and interest-bearing liabilities, impact net interest income.
         During the second quarter of 1999, Peoples initiated an asset growth strategy to offset the costs to service the Trust Preferred Securities, thereby leveraging Peoples' increased regulatory capital levels ("Leverage Strategy"). The Leverage Strategy increased Peoples' earnings asset base approximately $150 million and was funded primarily by FHLB borrowings and other wholesale funding sources. The Leverage Strategy was implemented throughout the second quarter of 1999 and was completed on June 30, 1999.
         The Leverage Strategy and continued strong internal loan growth generated additional net interest income through the first nine months of 2000. Net interest income grew to $30,324,000 for the nine months ended September 30, 2000, compared to $28,258,000 for the same period a year earlier, an increase of $2,066,000 (or 7.3%). For the third quarter of 2000, net interest income totaled $9,995,000, a decrease of $60,000 (or 0.6%) compared to the third quarter last year as interest expense increased $2,755,000 (or 30.5%) versus the increase in interest income of $2,695,000 (or 14.1%).
         Included in year-to-date interest income is $1,432,000 of tax-exempt income from investments issued by and loans made to states and political subdivisions. Since these revenues are not taxed, it is more meaningful to analyze net interest income and net interest margin on a fully-tax equivalent ("FTE") basis. In the third quarter of 2000, net interest margin was 3.99% compared to 1999's third quarter ratio of 4.38% while year-to-date was 4.14% versus 4.41% in 1999. Net interest margin is calculated by dividing FTE net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by Peoples' balance sheet.
         The FTE yield on earning assets was 8.56% in the third quarter of 2000 and 8.47% year-to-date, compared to 8.15% and 8.11% for the same periods a year earlier. The ratio of interest expense to earning assets increased 79 basis points to 4.57% for the three months ended September 30, 2000 while on a year-to-date basis increased 63 basis points to 4.33% in 2000. These increases are primarily the result of the recent increases in short-term interest rates by the Federal Reserve, which significantly increased Peoples' cost of funding earning assets.
         In addition to interest rate increases, net interest margin also faced downward pressure due to competitive pricing of loans and deposits in Peoples' markets. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term and enable Peoples to continue expansion of its earning asset base in these higher-yield assets. However, management believes that any enhancement to net interest margin through loan growth will be offset by increased interest costs as result of the competitive pressure for deposits and recent rises in interest rates.

         Average total earning assets reached $1.0 billion in the third quarter of 2000, a $76.6 million (or 8.0%) increase over 1999's third quarter. For the first nine months of 2000, average earning assets totaled $1.0 billion, an increase of $118.3 million (or 13.4%) compared to same period a year ago. Average loans were $687.0 million for the nine months ended September 30, 2000, in comparison to $590.7 million during the same period in 1999 and comprise the largest earning asset component on Peoples' balance sheet. Due primarily to Peoples' Leverage Strategy acquisitions, Peoples' average balances of investment securities increased $32.4 million from $292.4 million in 1999 to $324.8 million in 2000.
         Deposit costs increased 85 basis points to 4.92% in the third quarter of 2000 and through the first nine months of 2000 increased 54 basis points to 4.61%. The increased deposit costs in 2000 resulted from the large dollar volume of Peoples' interest-bearing liabilities in customer funding sources such as certificates of deposit, as well as higher yielding money market accounts. Management expects deposit pricing to be increasingly competitive and will continue to focus its efforts to increase balances in non-interest bearing demand deposits, which grew, on average, $3.6 million to $81.1 million in average balances for the nine months ended September 30, 2000.
         In addition to core deposit growth, Peoples continued to use a combination of short-term and long-term borrowings as funding sources to fuel loan growth in the third quarter of 2000. The cost of borrowed funds increased to 5.52% for the first nine months of 2000 in comparison to 4.76% a year ago. For the third quarter of 2000, the cost of borrowed funds cost was up 83 basis points to 5.76% in 2000 versus 4.93% in 1999. Costs of borrowed funds have increased due to recent rises in interest rates as well as repricing of certain Peoples' long-term FHLB borrowings that are fixed rate borrowings for a specified period of time, and can reprice to current market rates at the discretion of the FHLB. Rather than allow certain borrowings to reprice to a variable rate advance, Peoples prepaid $11.5 million of these long-term FHLB advances in June 2000. Peoples used short-term repo-based FHLB advances to replace the $11.5 million of advances and to optimize short-term borrowing costs.
         Peoples' cash management services (offered to a variety of business customers) have provided short-term funding, specifically from overnight repurchase agreements. In the third quarter of 2000, Peoples' average balances of these overnight repurchase agreements (excluding balances of national repurchase agreements available through wholesale funding sources) totaled $32.3 million, an increase of $1.5 million from 1999's average balance of $30.8 million. On a year-to-date basis, average balances increased $0.8 million to $30.8 million at September 30, 2000. The average rate paid in the third quarter of 2000 on overnight repurchase agreements totaled 5.62%, up 133 basis points from the prior year's third quarter average rate of 4.28%. For the nine months ended September 30, 2000, the average rate paid on overnight repurchase agreements was 5.27% versus 4.17% for the same period in 1999, an increase of 110 basis points.
         In late 1999 and continuing through the third quarter of 2000, Peoples accessed national market repurchase agreements to diversify short-term funding sources. During the third quarter of 2000, average national market repurchase agreements totaled $25.8 million at an average rate of 6.72% down from the third quarter of 1999's average balance of $31.9 million at an average rate of 5.23%.
         Peoples also continued to use short-term FHLB advances as a source to fund its operations and investments during the third quarter of 2000. Average short-term FHLB balances increased from $6.7 million in the third quarter of 1999 to $59.4 million for the three months ended September 30, 2000 and for the year-to-date increased $31.5 million in 2000 from 1999's average balances of $3.2 million. As previously stated, a portion of this increase is the result of prepaying $11.5 million long-term FHLB advances using short-term, repo-based FHLB advances. Interest costs on these short-term borrowings grew $926,000 (rate: 6.82%) compared to $92,000 (rate: 5.46%) in the third quarter of 1999 while on a year-to-date basis, interest costs totaled $1.7 million (rate: 6.64%) in 2000, an increase of $1.6 million from the first nine months of 1999's total of $128,000 (rate: 5.30%). Management will continue to use short-term FHLB borrowings, as appropriate, for a funding source.
         Long-term borrowing costs, which represent the largest average volume of borrowed fund costs, also increased compared to 1999. The rate paid on average long-term borrowings totaled 5.16% for the nine months ended September 30, 2000, compared to 4.86% for the same nine months in 1999. The majority of Peoples' long-term borrowings are fixed rate FHLB borrowings. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.
         Any additional interest rate increases would be expected to cause net interest margin to compress in the short-term. Management expects interest rate pressures on funding sources will continue to challenge Peoples' net interest margin in 2000 as financial institutions and other competitors continue to search for new methods and products to satisfy increasing customer demand for higher yields on their invested funds. Management will continue to monitor the effects of net interest margin on the performance of Peoples.

Provision for Loan Losses
-------------------------
         In the third quarter of 2000, Peoples recorded a provision for loan losses of $600,000, compared to $447,000 for the same period a year earlier. For the nine months ended September 30, provision for loan losses amounted to $1,722,000 in 2000, an increase of $291,000 over 1999's provision of $1,431,000.
The provision is based upon management's continuing evaluation of the adequacy of the allowance for loan losses and is reflective of the volume concentrations, quality of the portfolio, and overall management of the inherit credit risk.
         Management anticipates future provision expense will remain stable for the remainder of 2000 based on current loan volumes and other factors affecting expected future loan loss provision, such as loan delinquencies, portfolio risk, overall loan growth, and general economic conditions in Peoples' markets. Further information can be found later in this discussion under "Allowance for Loan Losses."

Gain (Loss) on Securities Transactions
--------------------------------------
         Peoples reported net gains on securities transactions of $66,000 for the third quarter 2000 compared to net losses of $115,000 recorded in 1999. On a year-to-date basis, Peoples recorded net gains on securities transactions of $10,000 in 2000 compared to net losses of $114,000 the previous year. The net gains during the third quarter of 2000 were the result of normal portfolio management while the net losses in 1999 were due to Peoples repositioning its investment portfolio to improve pledging capabilities.

(Loss) Gain on Asset Disposals
------------------------------
         Losses on asset disposals, net of disposal gains, totaled $109,000 for first nine months of 2000 compared to net gains of $9,000 in the same period last year. For the three months ended September 30, 2000, net gains on asset disposals were $36,000 versus $14,000 in 1999. During the second quarter of 2000, Peoples invested in a larger central processing unit causing the increased net losses on asset disposals. Management believes the investment will enhance Peoples' processing capabilities and better support the integrated sales processes and improve client service though speedier delivery of products and services.

Non-Interest Income
-------------------
         Peoples' non-interest income is generated from four primary sources: cost-recovery fees related to deposit accounts, income derived from fiduciary activities, investment and insurance commissions, and electronic banking revenues. Non-interest income from operations totaled $2,327,000 for the third quarter of 2000 and $6,688,000 for the first nine months, increases of $430,000 (or 22.7%) and $1,132,000 (or 20.4%), respectively, compared to the same periods in 1999. All non-interest income categories had strong growth compared to last year, reflecting management's focus on top-line revenue enhancement.
         Deposit account service charge income increased $387,000 (or 19.4%) to $2,380,000 for the nine months ended September 30, 2000. For the third quarter, service charge income increased $145,000 (or 21.0%) in 2000 from 1999's total of $690,000. Most of the increases are attributable to volume increases of standard fees such as overdraft and non-sufficient fund fees, as well as growth in Peoples' deposit service income generated from business customers. Peoples' fee income generated from deposits is based on recovery of costs associated with services provided.
         Income from fiduciary activities totaled $648,000 in the third quarter of 2000, down $33,000 (or 4.8%) and $1,974,000 for the year-to-date, up $14,000
(or 0.7%) over the same periods a year earlier. The fee structure for investment and fiduciary activities is based primarily on the market value of assets being managed, which totaled approximately $508 million at September 30, 2000, compared to $560 million at year-end 1999. This decrease is due mainly to decreases in relative market values of many equity investments. Peoples continues to focus on strengthening its position in its core markets in order to increase the number of clients served. Management believes fiduciary revenues will continue to be significant contributors to Peoples' non-interest income in the future.
         In addition to traditional sources of non-interest income, Peoples also offers a complete line of insurance and investment products through Peoples Insurance and Peoples Investments. Peoples' product offerings include credit life and disability insurance, as well as life and property insurance to consumers in Ohio and West Virginia. For the quarter ended September 30, 2000, commissions on insurance and securities sales generated revenues of $415,000, a $285,000 (or 219%) increase over the same period a year earlier. On a year-to-date basis through September 30, 2000, insurance and securities sales generated revenues of $945,000, up $567,000 (or 150%) from 1999's total of $378,000 for the first nine months. Peoples' life insurance and annuity sales accounted for a majority of the revenue growth with property and casualty insurance commission revenues also increasing during the third quarter of 2000 as Peoples Insurance client service teams continue to expand the number of clients served.
         Peoples Investments offers clients asset management services, corporate bonds, municipal bonds, portfolio evaluation, asset allocation, tax shelters, unit trusts, common/preferred stocks, government securities, mutual funds, retirement planning, estate planning, tax-exempt securities, annuities, and financial planning services. Management believes these services are integral to Peoples' relationship and needs-based sales philosophy. Securities are offered exclusively through Raymond James Financial Services, Member NASD/SIPC and an independent broker/dealer, located at many of Peoples' sales offices. Insurance products are underwritten by various insurance companies and are made available through licensed insurance agency affiliates of Peoples.

         Electronic banking, including ATM and debit card services, direct deposit services, and Internet banking, is one of the many delivery channels offered by Peoples to provide products and services to customers. For the three months ended September 30, 2000, electronic banking revenues totaled $294,000, an increase of $47,000 (or 19.0%) compared to the same period last year. On a year-to-date basis, electronic banking income increased $145,000 (or 19.6%) in 2000 compared to the same nine months in 1999. These increases are due primarily to growth in the number of debit card users as well as corresponding volume increases in debit card usage. Management will continue to focus on electronic banking as a source of revenue as the financial services industry develops additional e-commerce capabilities.
         Management believes the recent growth in non-interest income reflects the success of Peoples' representatives in professionally and quickly serving client needs. Management expects non-interest income will increase modestly in fourth quarter of 2000 and continue into the first quarter of 2001 due to sustained insurance and investment revenue growth. Other traditional and non-traditional financial service products and delivery channels are analyzed regularly for potential inclusion in Peoples' product mix as management continues to explore new methods of enhancing non-interest income.

Non-Interest Expense
--------------------
         For the nine months ended September 30, 2000, total non-interest expense reached $23,097,000, up $2,471,000 (or 12.0%) compared to 1999.
Non-interest expense for the third quarter of 2000 totaled $7,750,000 versus $7,316,000 in 1999, an increase of $434,000 (or 5.9%). Peoples continued its investment in enhanced client service initiatives in the third quarter of 2000, which contributed to increased non-interest expense. One of Peoples' strategies is to make financial services more convenient, flexible, and speedy for clients, including Internet banking and other means of electronic banking. Management believes current investments in and expansion of client service efforts helps Peoples accomplish that goal. Recent increases in non-interest expense are also due to commission expense related to investment and insurance sales.
         When comparing year-to-date non-interest expense information to 1999's results, a significant portion of the increase is due to the costs associated with the Trust Preferred Securities (combination of debt service expenses and amortization of associated capitalized issuance costs) and the timing of its issuance in 1999. Costs relating to the Trust Preferred Securities through nine months totaled $1,961,000 in 2000 versus $1,180,000 in 1999, an increase of $781,000 (or 66.2%). For the third quarter of 2000, total costs related to the Trust Preferred Securities were $656,000 compared to $663,000 in 1999, a decrease of $7,000 (or 1.1%).
         Salaries and benefits expense totaled $3,393,000 for the three months ended September 30, 2000 and $9,987,000 for the first nine months 2000, increases of $412,000 (or 13.8%) and $1,225,000 (14.0%), respectively, compared to a year ago. Commissions paid to insurance and investment associates as well as adding to the number of Peoples' client service associates contributed to the increased expense. At September 30, 2000, Peoples had 383 full-time equivalent employees versus 377 at September 30, 1999. Peoples continues to expand both inside and outside its geographic markets, as reflected in acquisitions and new financial service center openings, and add client service associates for investment and insurance services. Management will continue to leverage its resources while retaining key associates, effectively optimizing customer service and return to shareholders.
         Acquisitions and investments designed to enhance client service processes also impacted net occupancy and furniture and equipment expenses, in particular depreciation expense. For the three months ended September 30, 2000, these expenses totaled $963,000, an increase of $95,000 (or 10.9%) compared to the same period a year earlier and year-to-date 2000 expenses totaled $2,957,000, up $260,000 (or 9.6%) from $2,697,000 a year ago. These increases can be attributed primarily to the depreciation of assets acquired through recent market expansion and construction projects at several of Peoples Bank's financial service centers (specifically three Wal-Mart Financial Service Centers opened in 1999 and early 2000, as well as other banking center refurbishments), and increased depreciation of additional expenditures on technology. Peoples increased investment in technology and other customer-service enhancements, designed to add convenience and speed to product delivery, will also impact depreciation expense in the future.
         Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for Peoples in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense less amortization of intangibles and non-recurring items as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as an important indicator of performance. Gains and losses on sales of investment securities, as well as other nonrecurring charges, are not included in the calculation of Peoples' efficiency ratio. In 2000, Peoples reported an efficiency ratio of 56.80% for the third quarter and 56.60% for the first nine months compared to 54.03% and 53.61% for the same periods in 1999.
         Peoples experienced a period of transition in 1999 due to the Trust Preferred Securities issuance and the implementation of the Leverage Strategy. As anticipated, these events coupled with increased operational costs, negatively impacted Peoples' efficiency ratio. Management believes the cost associated with the 8.62%, 30-year fixed rate Trust Preferred Securities is attractive low cost funding, considering the current interest rate environment and provides Peoples with strong long-term funding. Management anticipates the efficiency ratio will stabilize near 57% in the fourth quarter of 2000 as Peoples leverages non-interest expense associated with market expansion, continues to shift earning assets to higher-yielding assets such as loans, and refines its sales processes to increase customer satisfaction and revenues.

Return on Assets
----------------
         After removing the impact of intangibles and corresponding amortization, return on tangible assets was 1.21% in the third quarter of 2000 versus 1.27% in 1999 and through nine months was 1.21% in 2000 versus 1.32% in the previous year. Return on average assets ("ROA") was 1.04% for the quarter ended September 30, 2000, compared to 1.07% in 1999's third quarter. On a year-to-date basis, ROA was 1.04% in 2000 compared to 1.10% a year ago.
         The Leverage Strategy implemented in the third quarter of 1999 significantly increased the Peoples' asset base and caused a reduction in Peoples' tangible return on assets and ROA. Additional net interest income from the Leverage Strategy was offset primarily by the Trust Preferred Securities costs, resulting in lower ROA levels than previous periods. Earnings through nine months in 2000 were also impacted by net losses on sales of investment securities and disposals of capital assets that totaled $99,000 ($64,000 after taxes). These losses also contributed to the reduction of ROA in the third quarter 2000.
         Management anticipates that ROA will remain at third quarter levels in the fourth quarter of 2000. Peoples will be challenged to employ its asset base in a manner that will produce higher returns on assets. Management believes that recent changes to Peoples' balance sheet, particularly through the Trust Preferred Securities issuance and Leverage Strategy, will direct Peoples' strategic focus to ratios such as return on tangible equity, return on equity, cash earnings per share, and earnings per share.

Return on Equity
----------------
         After removing the impact of intangibles and corresponding amortization, return on tangible equity increased to 23.26% in the third quarter of 2000 compared to 22.84% in the third quarter of 1999. For the nine months ended September 30, 2000, return on tangible equity was 23.87% compared to 20.04% the previous year. Peoples' return on average stockholders' equity ("ROE") was 15.33% for the three months ended September 30, 2000 and 15.38% for the first nine months of 2000 compared to 14.37% and 12.74% for the same periods a year earlier.
         Using a portion of the proceeds from the Trust Preferred Securities issuance to implement Peoples' 1999 Stock Repurchase Program and continuing in early 2000 with the 2000 Stock Repurchase Plan, ROE was favorably impacted through the reduction in the number of outstanding common shares and the corresponding reduction in equity through repurchases. Similar enhancements to ROE will depend on the timing of common share repurchases and the availability of Peoples' common shares. Management views the issuance of the Trust Preferred Securities as an opportunity to leverage Peoples' equity position and expects continued ROE improvement into the latter part of 2000 and into 2001.
         Peoples and its banking subsidiary, Peoples Bank, are considered well-capitalized under regulatory and industry standards of risk-based capital (as detailed in the Capital/Stockholders' Equity section of this Form 10-Q). Such ratios were enhanced through the Trust Preferred Securities issuance in mid-1999.

Income Tax Expense
------------------
         Peoples' effective tax rate was 29.3% in the third quarter of 2000 compared to 32.5% for the same period last year. For the nine months ended September 30, Peoples' effective tax rate was 30.2% compared to 31.9% in 1999. Peoples has implemented tax reduction strategies, including investments in low income housing and historic tax credits to reduce tax burden and lower the effective tax rate reflected in the third quarter of 2000 and going forward. At September 30, 2000, Peoples' cumulative investment in these types of projects approximated $3.5 million. Peoples plans to make additional investments in various tax credit pools over the next several years with the total investment not expected to exceed $7 million. These investments are expected to benefit Peoples' future results of operations by reducing Peoples' effective tax rate. Management continues to explore methods in which to decrease Peoples' tax burden.


                               FINANCIAL CONDITION

Overview of Balance Sheet
-------------------------
         Total assets were $1.1 billion at September 30, 2000, an increase of $47.2 million compared to year-end 1999. Loan volumes increased $64.5 million (or 9.8%) to $724.3 million, with most of the growth occurring in real estate and commercial loans.
         Total liabilities increased $42.9 million (or 4.4%) since year-end 1999 to $1.0 billion at September 30, 2000. Due to growth of Peoples' interest bearing deposits, particularly money market accounts, Peoples' total deposits increased $26.5 million (or 3.6%) to $754.7 million at September 30, 2000. Peoples' total short-term borrowings increased $27.7 million (or 31.7%) to $115.1 million at September 30, 2000.
         The April 1999 issuance of the Trust Preferred Securities is presented as "Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures". Peoples has classified the Trust Preferred Securities as "mezzanine" equity on its balance sheet, net of amortized issuance costs of approximately $1.0 million.
         Stockholders' equity totaled $77.1 million at September 30, 2000, an increase of $4.2 million (or 5.7%) since December 31, 1999. At December 31, 1999, Peoples had $7.7 million of net unrealized losses on available for sale securities compared to $7.4 million of unrealized losses on available-for-sale securities at September 30, 2000. At year-end 1999, Peoples had a treasury share balance of $10.8 million, compared to $3.4 million at September 30, 2000. This reduction is due to Peoples' reissuance of treasury shares in connection with a 10% stock dividend issued to shareholders in the first quarter of 2000. Peoples will continue to purchase treasury shares through the 2000 Stock Repurchase Plan, as appropriate, and stock benefit plans, as well as the deferred compensation plan that permits Peoples' directors to acquire common shares through deferral of director fees.

Cash and Cash Equivalents
-------------------------
         Cash and cash equivalents totaled $26.1 million at September 30, 2000, down $17.7 million from year-end 1999. At September 30, 2000, the Company's balance of cash and due from banks dropped $16.8 million to $25.9 million. At year-end 1999, Peoples retained additional cash reserves for potential customer withdrawals related to the Y2K date change; however, management reduced cash balances to normal operating levels in January 2000 directing these funds into higher-yielding assets such as loans to meet loan demand in its markets.
         Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs. Management believes the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that mature within one year adequately serves Peoples' liquidity needs and should enable Peoples to meet cash obligations and off-balance sheet commitments as they come due. The level of cash and cash equivalents is continually monitored by management to ensure that all excess funds are shifted to higher-yielding assets while not compromising liquidity needs.

Investment Securities
---------------------
         Investment securities totaled $329.4 million at September 30, 2000, up $1.1 million (or 0.3%) compared to year-end 1999 due to modest increases in market value of the investment portfolio. All of Peoples' investment securities are classified as available-for-sale, which provides flexibility for Peoples in terms of selling securities as well as interest rate risk management opportunities. At September 30, 2000, the amortized cost of Peoples' investment securities totaled $340.9 million, resulting in unrealized depreciation in the investment portfolio of $11.5 million and a corresponding decrease in Peoples' equity of $7.4 million. The difference in amortized cost and market value can be attributed to recent rises in interest rates.
         At September 30, 2000, investments in US Treasury securities and obligations of US government agencies and corporations totaled $103.7 million, up $3.0 million (or 3.0%) since year-end 1999. In the third quarter of 2000, investments in mortgage-backed securities decreased $2.6 million (or 1.7%) to $144.9 million at September 30, 2000, due primarily to maturities and prepayments. Peoples' balances in investment obligations of states and political subdivisions totaled $37.8 million at September 30, 2000, a nine-month increase of $2.6 million (or 7.4%). Other investments at September 30, 2000, totaled $43.0 million, a decrease of $2.0 million (or 4.4%) since year-end 1999.
         Management may reduce investment securities in future periods as a mechanism to fund higher-yielding investments such as loans. Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee ("ALCO") meetings. The group also monitors net interest income, sets pricing guidelines, and manages interest rate risk for the Company. Through active balance sheet management and analysis of the investment securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and the various credit needs of its customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.

Loans
-----
         Peoples' lending is primarily focused in central and southeastern Ohio, northern West Virginia, and northeastern Kentucky markets, and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending. Gross loans totaled $724.3 million at September 30, 2000, an increase of $22.9 million (or 3.3%) since June 30, 2000 and $64.5 million (or 9.8%) since year-end 1999. Retail and commercial loan growth occurred primarily in Peoples' existing markets, while some commercial lending activity continues with selected customers outside Peoples' primary markets. The following table details total outstanding loans:


(dollars in thousands)                        September 30,        June 30,        March 31,        December 31,
                                                  2000               2000             2000              1999
                                             ----------------  ----------------  ---------------   ---------------
Commercial, financial, and agricultural      $       290,308   $       283,157   $      271,077    $      272,219
Real estate, construction                             27,344            20,243           18,419            14,067
Real estate, mortgage                                280,206           271,274          259,928           252,427
Consumer                                             126,470           126,739          123,312           121,120
------------------------------------------------------------------------------------------------------------------
     Total loans                             $       724,328   $       701,413   $      672,736    $      659,833
==================================================================================================================

         Peoples experienced loan growth in the third quarter of 2000 primarily in real estate loans, which grew $16.0 million (or 5.5%) to $307.6 million (including construction loans) at September 30, 2000. Real estate loans (including construction loans) account for the largest portion of the loan portfolio, comprising 42.5% of Peoples' total loan portfolio, and a majority of the loan growth, increasing $41.1 million (or 15.4%) since December 31, 1999. Included in real estate loans are home equity credit lines ("Equilines"), which totaled $25.5 million at September 30, 2000, compared to $23.9 million at June 30, 2000. Management believes the Equiline loans are a competitive product with an acceptable return on investment after risk considerations. Residential real estate loans continue to represent a major focus of Peoples' lending due to the lower risk factors associated with this type of loan, and the opportunity to provide additional products and services to these consumers, at reasonable yields to Peoples.
         At September 30, 2000, commercial, financial, and agricultural loans ("commercial loans") increased $7.2 million (or 2.5%) from June 30, 2000, to $290.3 million, or 40.1% of Peoples' total loan portfolio. Commercial loan activity continued to be strong in the third quarter of 2000. Economic conditions in Peoples' markets have provided quality credit opportunities, particularly in southeastern and central Ohio. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. Management expects commercial loan demand to remain strong in the fourth quarter of 2000. In addition to the anticipated in-market penetration, Peoples will continue to selectively lend to customers outside its primary markets.
         Consumer lending continues to be a vital part of Peoples' core lending. At September 30, 2000, consumer loan balances (excluding credit card loans) decreased $0.3 million (or 0.3%) since June 30, 2000 to $120.1 million. The majority of Peoples' consumer loans are in the indirect lending area, where volume increases were experienced, along with reduced indirect loan payoffs. At September 30, 2000, Peoples had indirect loan balances of $74.8 million, compared to $74.6 million at June 30, 2000.
         Management is pleased with the performance and quality of Peoples' consumer loan portfolio, which can be attributed to a commitment of high customer service levels and the continued demand for indirect loans in the markets served by Peoples. Lenders use a tiered pricing system that enables Peoples to apply interest rates based on the corresponding risk associated with the indirect loan. Although consumer debt delinquency has increased in the financial services industry (due mostly to credit card debt), management's actions to reinforce Peoples' pricing system and underwriting criteria have tempered indirect lending delinquencies. Management plans to continue its focus on the use of this tiered pricing system in the future, combined with controlled growth of the indirect lending portfolio if economic conditions remain strong.
         Peoples' credit card balances at September 30, 2000, totaled $6.4 million, unchanged since June 30, 2000. While management continues to explore new opportunities to serve credit card customers, those plans do not include the assumption of additional unnecessary risk merely for the sake of growth.

Loan Concentration
------------------
         At September 30, 2000, real estate lending (including both mortgage and construction loans) totaled $307.6 million (or 42.5%) of total loans. Peoples' lending is primarily focused in the Mid-Ohio Valley as well as central Ohio through Peoples' loan production offices in Fairfield and Licking Counties. Peoples' loan mix of retail lending, which includes single-family residential mortgages and other consumer loan products, is periodically reviewed for appropriate changes in mix.
         At September 30, 2000, commercial loans totaled $290.3 million (or 40.1%) of gross loans. Peoples' largest concentration of commercial loans is in credits to assisted living facilities/nursing homes, which comprised approximately 11.0% of Peoples' outstanding commercial loans at September 30, 2000. These lending opportunities have arisen due to recent industry growth in certain markets or contiguous areas. Management believes Peoples' assisted living facilities/nursing homes loans do not present more than the normal amount of risk assumed in other types of lending. In addition to assisted living facilities/nursing homes, another of Peoples' larger groups of commercial loans consists of lodging and lodging related companies, which accounted for 10.8% of commercial loans at September 30, 2000.

Allowance for Loan Losses
-------------------------
         The allowance for loan losses as a percentage of loans was 1.55% at the end of the third quarter of 2000 compared to 1.56% at year-end 1999. The balance in the allowance for loan losses increased $942,000, due primarily to loan growth.
         The following table presents changes in the Company's allowance for loan losses:


                                          Three Months Ended         Nine Months Ended
(in thousands)                               September 30,              September 30,
                                         ---------------------     ---------------------
                                           2000         1999         2000         1999
                                         --------     --------     --------    ---------
Balance, beginning of period             $ 10,913     $ 10,120     $ 10,264    $  9,509
Chargeoffs                                   (422)        (274)      (1,063)       (848)
Recoveries                                    115           99          283         300
----------------------------------------------------------------------------------------
     Net chargeoffs                          (307)        (175)        (780)       (548)
Provision for loan losses                     600          447        1,722       1,431
----------------------------------------------------------------------------------------
          Balance, end of period         $ 11,206     $ 10,392     $ 11,206    $ 10,392
========================================================================================



         Management expects modest loan growth in the fourth quarter of 2000 and believes that future provision expense will remain stable in the fourth quarter of 2000 and modestly increase in 2001. Such increases will be dependent on loan delinquencies, portfolio risk, overall loan growth, general economic conditions in Peoples' markets and other factors management considers in evaluating the adequacy of the allowance.
         Peoples' consumer loan net chargeoffs continue to comprise the largest portion of total net chargeoffs. For the nine months ended September 30, 2000, consumer loan net chargeoffs totaled $589,000, an increase of $100,000 (or 20.4%) in comparison to the same period a year ago. This increase is due primarily to increased direct personal loan chargeoffs. Commercial loan net chargeoffs totaled $119,000 for the first nine months of 2000 compared to $4,000 a year earlier. Peoples had insignificant real estate loan chargeoffs in the third quarter of 2000, demonstrating the quality of the portfolio.
         Nonperforming assets (which include loans 90 days or more past due, those loans classified as nonaccrual loans, renegotiated loans, and other real estate owned) as a percentage of outstanding assets were 0.31% at September 30, 2000, compared to 0.21% at year-end 1999. Nonaccrual loans and renegotiated loans totaled $1,946,000 and $945,000 at September 30, 2000, compared to $1,109,000 and $747,000, respectively, at year-end 1999. Other real estate owned totaled $283,000 at September 30, 2000, compared to $207,000 at year-end 1999. Nonaccrual loan balances increased primarily due to the adjustment of an automobile dealer floor plan loan relationship to nonaccrual status. Despite this increase, management believes Peoples' allowance for loan losses as a percentage of nonperforming loans remains better than peer groups and reflects the overall quality of Peoples' loan portfolio.
         Management also evaluates Peoples' loan portfolio quality by monitoring the amount of loans past due 90 days or more. At September 30, 2000, loans past due 90 days or more totaled $610,000, compared to $249,000 at year-end 1999. Management believes the balances of loans 90 days or more past due are reasonable and acceptable.

         Management continually monitors the loan portfolio through its Loan Review Department and Loan Loss Committee to determine the adequacy of the allowance for loan losses. This formal analysis determines the appropriate level of the allowance for loan losses, allocation of the allowance among loan types and the adequacy of the unallocated component of the allowance. The portion of the allowance allocated among the various loan types represents management's estimate of expected losses based upon specific allocations for individual lending relationships and historical loss experience for each category of loans. The individual loan reviews are based upon specific qualitative and quantitative criteria, including the size of the loan and loan grades below a predetermined level. The historical experience factor is based upon historical loss experience, trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets.
         Allowances for homogeneous loans (such as residential mortgage loans, credit cards, personal loans, etc.) are collectively evaluated upon historical loss experience, trends in losses and delinquencies, the growth of loans in particular markets, and known changes in economic conditions in the particular lending markets. A loan is considered impaired when, based on current information and events, it is probable that Peoples will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of potential impaired loan losses is generally based on the present value of expected future cash flows discounted at the loan's historical effective interest rate, or the fair value of the collateral if the loan is collateral dependent. If foreclosure is probable, impairment loss is measured based on the fair value of the collateral.
         At September 30, 2000, the recorded investment in loans that were considered to be impaired under Statement of Financial Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by SFAS No. 118, was $10.4 million of which $9.1 million were accruing interest, and $1.3 million were nonaccrual loans. Included in this amount are $8.5 million of impaired loans for which the related allowance for loan losses is $2.0 million. The remaining impaired loan balances of $1.8 million do not have a related allocation of the allowance for loan losses as a result of write-downs, being well-secured, or possessing characteristics demonstrating ability to repay the loan. The average recorded investment in impaired loans during the nine months ended September 30, 2000, was approximately $8.7 million. For the nine months ended September 30, 2000, Peoples recognized interest income on impaired loans of $746,000, or 1.2% of Peoples' total interest income in the same period.


Funding Sources
---------------
         Peoples considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for Peoples, totaling $754.7 million, or 75.1% of Peoples' funding sources at September 30, 2000.
         Non-interest bearing deposits are a core funding source for Peoples. At September 30, 2000, non-interest bearing balances totaled $80.7 million, a $2.5 million (or 3.0%) decrease compared to year-end 1999. Management intends to continue to focus on maintaining its base of lower-costing funding sources, through product offerings that benefit customers who enhance their relationship with Peoples by using multiple products and services.
         Interest-bearing deposits totaled $673.9 million at September 30, 2000, an increase of $29.0 million (or 4.5%) compared to year-end 1999. Interest-bearing transaction accounts were the largest growth component of Peoples' deposits, increasing $24.3 million (or 10.5%) to $255.5 million at September 30, 2000, due primarily to growth in Peoples' money market account balances. Peoples' money market accounts offer variable, competitive rates that allow clients some flexibility of transactions and the opportunity to optimize investment yields.
         In addition to growth of balances in money market accounts, Peoples continues to offer a 17-month "special" CD, which provides an attractive rate of return for customers and increases Peoples' competitive position to retain and grow deposits. Peoples continued to offer this product during the third quarter and into the fourth quarter of 2000 to fund loan growth. Management will continue to emphasize deposit-gathering in the future by offering special "relationship accounts" (both non-interest bearing and interest-bearing) based on other products and services offered while balancing deposit growth with adequate net interest margin to meet Peoples' strategic goals.
         In addition to traditional deposits, Peoples accesses both short-term and long-term borrowings to fund its operations and investments. Peoples' short-term borrowings consist of federal funds purchased, corporate deposits held in overnight repurchase agreements, wholesale funds such as term repurchase agreements, and various FHLB borrowings. At September 30, 2000, short-term borrowings totaled $115.1 million, an increase of $27.7 million (or 31.7%) over year-end 1999. The largest component of Peoples' short-term borrowing at September 30, 2000, was FHLB advances of $58.1 million, a nine month increase of $35.7 million (or 159%), of which $11.5 million of the increase can be attributed to prepayments of certain long-term, callable FHLB advances using short-term, repo-based FHLB advances. Growth in borrowings such as FHLB advances was due primarily to loan growth.
         In addition to short-term FHLB advances, Peoples had total short-term, national market repurchase agreement balances of $25.8 million at September 30, 2000, a decrease of $8.2 million (or 24.1%) compared to year-end 1999. Peoples also had $31.0 million of retail overnight repurchase agreement balances with its customers at September 30, 2000, a nine-month increase of $0.6 million (or 1.8%). Short-term FHLB advances and short-term, national market repurchase agreements were accessed heavily at the end of 1999 to fund Peoples' Y2K cash reserves for potentially large customer deposit withdrawals. Such borrowings were repaid in the early weeks of January 2000. In general, Peoples accesses these funding sources at various times to balance liquidity needs.

         Peoples also maintains long-term borrowing capacity with the FHLB. Long-term FHLB advances decreased $11.5 million (or 7.8%) since year-end 1999, totaling $136.4 million at September 30, 2000. Peoples' long-term FHLB advances are primarily 10-year borrowings, with fixed rate features for periods of two, three, or four years, depending on the specific advance. Each advance has the opportunity, at the discretion of the FHLB, to reprice after its initial fixed rate period, and Peoples has the option to prepay any repriced advance without penalty, or allow the borrowing to reprice to a LIBOR based, variable product. In June 2000, management opted to prepay those long-term FHLB advances that would have repriced to current market rates of interest to take advantage of potential cost savings using other available short-term advances. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.
         Peoples also has a long-term note with an unaffiliated financial institution. The original principal balance of the note was $3.0 million and was used to finance an acquisition in early 1997. At September 30, 2000, the balance was $2.1 million, a decrease of $0.3 million since year-end 1999. Principal payments began in 1998 and continue semi-annually over the next three years.

Capital/Stockholders' Equity
----------------------------
         At September 30, 2000, stockholders' equity was $77.1 million, an increase of $4.2 million (or 5.8%) since December 31, 1999. In the third quarter of 2000, Peoples had net income of $2.9 million and paid dividends of $0.9 million, a dividend payout ratio of 31.78% of earnings, compared to a ratio of 32.73% for the same period a year earlier. Management believes recent dividends represent an acceptable payout ratio for Peoples and anticipates similar payout ratios in future periods through quarterly dividends.
         At September 30, 2000, the adjustment for the net unrealized holding loss on available-for-sale securities, net of deferred income taxes, totaled $7.4 million, down $0.2 million since year-end 1999. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' balance sheet are more sensitive to the changing market values of investments. The changes in market value of Peoples' investment portfolio directly impacted Peoples' stockholders' equity. Management believes Peoples' capital continues to provide a strong base for profitable growth.
         Peoples has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. At September 30, 2000, Peoples' and Peoples Bank's risk-based capital ratios were above the minimum standards for a well-capitalized institution. Peoples' risk-based capital ratio of 14.03% at September 30, 2000, is well above the well-capitalized standard of 10%. Peoples' Tier 1 capital ratio of 12.58% also exceeded the well-capitalized minimum of 6%. The Leverage ratio at September 30, 2000, was 8.54% and also above the well-capitalized standard of 5%.
         On December 10, 1999, Peoples announced intentions to repurchase 2.5% of Peoples' outstanding common shares (or 165,000 common shares) from time to time in open market or privately negotiated transactions under the 2000 Stock Repurchase Program. The timing of the purchases and the actual number of common shares purchased has depended and will depend on market conditions and other business factors. The 2000 Stock Repurchase Program will expire December 31, 2000. At November 6, 2000, Peoples had purchased approximately 93,000 treasury shares under the 2000 Stock Repurchase Plan (56% complete) at a weighted average price of $16.78 per share.
         In June 1998, Peoples implemented a formal plan to purchase treasury shares for use in its stock option plans. The formal plan serves as the basis for treasury purchases in anticipation of Peoples' projected stock option exercises and is based upon specific criteria related to market prices, as well as the number of common shares expected to be reissued under Peoples' stock option plans. Under the plan, Peoples is currently authorized to repurchase 18,150 common shares each quarter. During the third quarter of 2000, Peoples purchased 18,150 treasury shares at a weighted-average price of $14.875 per share, totaling $0.3 million. Management expects to purchase similar share amounts in future quarters for use in its stock option plans. Future changes, if any, to Peoples' systematic share repurchase program may be necessary to respond to the number of common shares expected to be reissued for Peoples' stock option plans. Management intends to continue its systematic quarterly treasury share program.
         Peoples also maintains the Peoples Bancorp Inc. Deferred Compensation Plan ("Deferred Compensation Plan") for the directors of Peoples and Peoples Bank. The Deferred Compensation Plan is designed to recognize the value to Peoples of the past and present service of its directors and encourage their continued service through implementation of a deferred compensation plan. As a result and in accordance with accounting requirements, the account balances invested in Peoples common shares are reported as treasury stock in Peoples' financial statements. At September 30, 2000, there was $0.8 million of treasury stock attributed to the Deferred Compensation Plan and its participants. Management does not expect the Deferred Compensation Plan to have a material impact on future financial statements or results of operations of Peoples.

Liquidity and Interest Rate Sensitivity
---------------------------------------
         The objective of Peoples' asset/liability management function is to maintain consistent growth in net interest income within Peoples' policy guidelines. This objective is accomplished through management of Peoples' balance sheet liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels, and customer preferences.

Interest Rate Risk
------------------
         The most significant market risk resulting from Peoples' normal course of business, extending loans and accepting deposits, is interest rate risk. Interest rate risk ("IRR") is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as market values of financial assets and liabilities. Peoples' management has charged the Asset/Liability Committee ("ALCO") with the overall management of Peoples' and Peoples Bank's balance sheets and off-balance sheet transactions related to the management of IRR. The ALCO strives to keep Peoples focused on the future, anticipating and exploring alternatives, rather than simply reacting to change after the fact.
         To this end, the ALCO has established an IRR management policy that sets the minimum requirements and guidelines for monitoring and controlling the level and amount of IRR. The objective of the IRR policy is to encourage management to adhere to sound fundamentals of banking while allowing sufficient flexibility to exercise creativity and adopt innovations necessary to meet the challenges of changing markets. The ultimate goal of these policies is to optimize net interest income within the constraints of prudent capital adequacy, liquidity, and safety.
         The ALCO relies on different methods of assessing IRR including simulating net interest income, monitoring the sensitivity of the net present market value of equity or economic value of equity, and monitoring the difference or gap between maturing or rate-sensitive assets and liabilities over various time periods. The ALCO places emphasis on simulation modeling as the most beneficial measurement of IRR to do to its dynamic measure. By employing a simulation process that projects the impact of potential changes in interest rates and balance sheet structures and by establishing limits on changes in net income and net market value, the ALCO is better able to evaluate the possible risks associated with alternative strategies.
         The following table is provided to show the earnings at risk and value at risk positions of Peoples at September 30, 2000 (dollars in thousands):

     Immediate              Estimated                   Estimated
   Interest Rate       Increase (Decrease)       Increase (Decrease) in
       Change            In Net Interest             Economic Value
 (in Basis Points)           Income                     of Equity
-------------------  ------------------------   --------------------------
        300          $    (4,783)    (11.9) %   $    (16,241)    (16.0)  %
        200               (3,189)     (7.9)          (11,291)    (11.1)
        100               (1,614)     (4.0)           (5,890)     (5.8)
       (100)               1,518       3.8             5,366       5.3
       (200)               3,021       7.5            11,209      11.0
       (300)         $     4,508      11.2 %    $     17,570      17.3  %

         The simulation process starts with a base case simulation that represents projections of current balance sheet growth trends. Base case simulation results are prepared under a flat interest rate forecast and at least two alternative interest rate forecasts, one rising and one declining, assuming parallel yield curve shifts. Comparisons showing the earnings variance from the flat rate forecast illustrate the risks associated with the current balance sheet strategy. When necessary, additional balance sheet strategies are developed and simulations prepared. These additional simulations are run with the same interest rate forecasts used with the base case simulation and/or using non-parallel yield curve shifts. The additional strategies are used to measure yield curve risk, prepayment risk, basis risk, and index lag risk inherent in the balance sheet. Comparisons showing the earnings and equity value variance from the base case provide the ALCO with information concerning the risks associated with implementing the alternative strategies. The results from model simulations are reviewed for indications of whether current IRR strategies are accomplishing their goal and, if not, suggest alternative strategies that could. The policy calls for periodic review by the ALCO of assumptions used in the modeling.
         The interest risk analysis shows that Peoples is liability sensitive. This means that downward moving interest rates favorably impact net interest income while upward rate movements have a negative effect. Inherent within the risk analysis are a large number of interrelated assumptions. As with all estimates, actual performance could vary; however, management believes that the analysis is reasonable in the aggregate.

         Peoples' ALCO believes it is beneficial to monitor IRR for both the short and long-term. Therefore, to effectively evaluate and act on projections from model simulations, management through its ALCO established limits on changes in net interest income and the value of the balance sheet. To monitor the short-term IRR exposure, the ALCO has limited the earnings at risk to no more than 10% from base case for each 1% shift in interest rates. To monitor the long-term IRR exposure, management has limited the negative impact to Peoples' economic value of equity to not more than 40% when interest rates shift 2% and 75% when rates shift 4%, respectively.
         For an assessment of the current IRR position, the ALCO reviews static gap measures for specific time periods focusing on one-year cumulative gap. Based on historical trends and performance, the ALCO has determined that the ratio of the one-year cumulative gap should be within 15% of earning assets. At September 30, 2000, both the earnings at risk and the change in economic value of equity were within policy limits.
         While interest rates have trended higher and this could potentially have a negative impact to net interest income, the magnitude of this impact is expected to be substantially less than demonstrated in the above table. The rate shock scenarios are used in the modeling process as a stress test to net interest revenue. Management believes that actual changes in interest rates will occur more gradually, allowing for appropriate adjustments in ALCO strategies. Through periodic ALCO meetings, management continues to explore methods to reduce Peoples' interest rate sensitivity through a variety of traditional and off-balance sheet methods.

Liquidity
---------
         Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated and unanticipated operating cash needs, loan demand, and deposit withdrawals, without incurring a sustained negative impact on profitability. It is Peoples' policy to manage liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. The ALCO's policy for liquidity management sets limits on the net liquid position of Peoples and the concentration of non-core funding sources.
         The main source of liquidity for Peoples comes through deposit growth. Liquidity is also provided from cash generated from assets such as maturities, principal payments and income from loans and investment securities. During the nine months ended September 30, 2000, cash provided by financing activities increased $37.8 million due to the growth of short-term borrowings and interest-bearing deposit growth, while outflows from investing activity totaled $68.3 million. The majority of the increase in cash outflows from investing activities occurred as a result of the growth in Peoples' loan portfolio. When appropriate, Peoples takes advantage of external sources of funds such as advances from the FHLB, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that enable Peoples to match funding with contractual maturity dates of assets. Securities in the investment portfolio that are available for sale can be utilized as an additional source of liquidity.
         The net liquidity position of Peoples is calculated by subtracting volatile liabilities, non-core deposits and brokered funds, from liquid assets, short-term investments and unpledged available-for-sale securities. At year-end 1999, the net liquidity position of Peoples was $105.2 million or 9.81% of total assets. At September 30, 2000, the net liquidity position of Peoples was $105.4 million or 9.41% of total assets. The change can be attributed to modest increases in the market value of Peoples' investment portfolio. The liquidity position at September 30, 2000 and year-end 1999 were within Peoples' policy limit of negative 10% of total assets. The ALCO believes Peoples has sufficient liquidity to meet current obligations to borrowers, depositors, debt holders, and others.

Effects of Inflation on Financial Statements
--------------------------------------------
         Substantially all of the Company's assets relate to banking and are monetary in nature. Therefore they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the banking industry, typically monetary assets exceed monetary liabilities. Therefore as prices have recently increased, financial institutions experienced a decline in the purchasing power of their net assets.

Future Outlook
--------------
         Third quarter results of operations reflect the success of various strategic initiatives and the achievement of key goals during the first nine months of 2000. These strategic initiatives and goals include a commitment to product diversity, revenue growth through various business lines (especially those not interest rate dependent), and client service enhancement. Management expects that these initiatives and goals will continue to improve return on shareholders' equity and Peoples' long-term financial performance in future periods. Management will continue to integrate Peoples' sales processes and analyze key performance areas that quantitatively measure the relative performance of Peoples compared to prior years and others in the financial services industry.
         The transition to a unified financial services entity continues as a result of the March 2000 consolidation of Peoples' three banking subsidiaries into Peoples Bank, NA. The consolidation focused on client retention and market share growth to be achieved by improving the convenience and availability of Peoples' diverse products and services; placing more of Peoples' associates in client service positions; and providing clients to access all 38 offices, 25 ATM's, and Internet banking system. By connecting the northeastern Kentucky markets with contiguous Ohio and West Virginia markets, the consolidation also provided enhanced synergies and client service opportunities in the Huntington, West Virginia - Ashland, Kentucky metropolitan area. Management expects to reap additional efficiency benefits of the consolidation in the future through reduced administrative duties associated with maintaining three separate banking charters.

         Management strives to enhance revenue streams by reorganizing and revitalizing its client relationship management process. Areas of focus will include enhancement of revenue streams, especially those independent of interest rates. These revenue streams include asset management fees (such as fiduciary fees, insurance revenues, etc.) and electronic banking revenues. Peoples Bank will continue to offer a wide array of banking products and services, while Peoples Investments and Peoples Insurance focus on non-traditional products. Peoples Investments provides customer-tailored solutions for fiduciary needs, investment alternatives, and other asset management capabilities; and Peoples Insurance provides a full set of life, property and casualty insurance products and services. Peoples is committed to providing diversified, integrated financial products and services while fulfilling its clients' needs. Management plans to continue Peoples' investment in sales expertise and relationship building skills of all client service representatives as the sales process evolves.
         Peoples continues to expand and penetrate existing markets making financial service more convenient for existing clients. In December 2000, Peoples anticipates the opening of its fourth sales office in Wood County at 3411 Emerson Avenue in Parkersburg, West Virginia. The Emerson Avenue office complements the existing sales office in the nearby Vienna Wal-Mart Supercenter. The Emerson office will be a blend between a traditional banking office and Peoples' Wal-Mart sales offices in that it will be more sales oriented than a traditional banking office while maintaining many traditional banking aspects such as a teller line for clients to transact business. The Emerson office will be very client-friendly: it will offer an Internet cafe and an "investment center" with a large screen television, financial magazines, and newspapers as well as a "home resource center" where current and prospective clients can retrieve information from various sources regarding homes to buy or rent, or tips for making home improvements. Within these lounges will be sales areas for associates to assist clients with all their banking, insurance, and investment needs.
         Peoples also announced in October 2000, the planned acquisition of Lower Salem Commercial Bank in Washington County, Ohio. At September 30, 2000, Lower Salem Bank had total assets of $25 million and loans totaling $18 million. In the transaction, which will be accounted for under the purchase method of accounting, Peoples proposes to use a combination of cash and common shares as consideration for all issued and outstanding shares of Lower Salem Commercial Bank common stock with the expected aggregate value not to exceed $2.4 million. The acquisition is contingent on regulatory approval as well as the approval of Lower Salem Commercial Bank's shareholders. Management anticipates completing the acquisition during the first quarter of 2001. After the merger, Lower Salem Commercial Bank will operate as a full-service banking office of Peoples Bank.
         Management will continue to pursue appropriate business opportunities and focus its energies on possible mergers, consolidations, banking center purchases, or insurance agency acquisitions as a means of acquiring sales centers and revenue opportunities that complement existing company locations and revenue growth strategies. Mergers and acquisitions remain a viable strategic option for continuing growth of operations and scope of client service as well as a viable method of enhancing Peoples' earnings potential. Future acquisitions, if they occur, may not be limited to specific geographic location or proximity to current market but ultimately will depend upon financial service opportunities that complement Peoples' core competencies and strategic intent.
         Management recognizes the importance of electronic financial services to its client base and focuses efforts to provide clients electronic access to banking products and services at their convenience. Since late 1999, Peoples Bank has offered a fully integrated Internet banking system ("Internet Banking System" or "Peoples OnLine Connection") and recently adopted a portal concept which allows clients to perform on-line banking, read current headlines, see sport scores, weather conditions, and much more. Peoples OnLine Connection currently has over 2,700 clients using the system and an estimated 7% of Peoples' clients transacting business through peoplesbancorp.com. In the first quarter of 2001, management expects to roll out "local shopping" links on peoplesbancorp.com which will offer local vendors who otherwise might not display or sell their products through the Internet a virtual place to transact e-business. This concept is yet another way Peoples can solidify its connection to the many communities it serves.
         In addition to the e-commerce initiatives at peoplesbancorp.com, management is currently analyzing other new products and services that would further enhance Peoples' electronic financial services available to clients. In the future, Peoples intends to expand debit card services to include cards that improve clients' ability to purchase goods and services via the Internet. These cards will utilize new technology that encrypts client sensitive account number information until it is necessary to complete the Internet-based purchase. Management is also exploring the possibility of "web-enabled" ATMs at some of Peoples' walk-up ATMs. This enhancement would allow both current and prospective clients to use Peoples' ATMs to purchase items such as phone cards, and airline tickets. Peoples OnLine Connection clients would also have a quick link to Peoples' financial services at peoplesbancorp.com through these types of ATMs. These initiatives reflect management's commitment to technology that makes Peoples' financial products and service even more accessible and speedy for its clients.

         Management continues to position Peoples for the future of financial services without sacrificing a compatible focus on community-based values. Peoples' goal is to be a high-performing financial services company, committed to community leadership, while focusing efforts to provide shareholders at least a 15% annual return on their investment. Because products and services are easily copied in the financial services industry, management focuses on delivering Peoples' products and services better, faster, and more efficiently than competitors.
         Going forward, Peoples will work to achieve its strategic goals by growing the relationship of existing clients to optimize the client's full-service connection, increasing market share in markets where Peoples does not have significant presence; continuing to create a business environment where clients can access traditional banking products and services, investment services, and insurance products in the most convenient manner possible; working to create a model that identifies new ways to fill customers' investment and insurance needs; and expanding Peoples' e-commerce capabilities through peoplesbancorp.com. Management believes that Peoples can produce enhanced future performance levels through integrated sales techniques and commitment to the strategic initiatives outlined in this section, which are designed to enhance client service and increase future shareholder value.

Safe Harbor" Statement under the Private Securities Litigation
Reform Act of 1995
--------------------------------------------------------------
         The statements in this Form 10-Q which are not historical fact are forward looking statements that involve a number of risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of technological changes, the effect of economic conditions, the impact of competitive products and pricing, and other risks detailed in Peoples' Securities and Exchange Commission filings. Although management believes that the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management's knowledge of Peoples' business and operations, it is possible that actual results may differ materially from these projections.

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



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
     CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                              For the Three Months Ended September 30,         For the Nine Months Ended September 30,
                                     2000                   1999                      2000                    1999
                              Average    Yield/      Average    Yield/         Average     Yield/      Average    Yield/
  (dollars in thousands)      Balance     Rate       Balance     Rate          Balance      Rate       Balance     Rate
ASSETS
Securities:
  Taxable                  $    291,523    6.88%  $    295,930    6.57%    $     290,367     6.88%      245,412     6.31%
  Tax-exempt                     36,364    7.50%        50,209    7.69%           34,447     7.61%       47,023     7.37%
--------------------------------------------------------------------------------------------------------------------------
    Total securities            327,887    6.95%       346,139    6.73%          324,814     6.95%      292,435     6.48%
Loans:
  Commercial                    304,387    9.38%       253,948    8.76%          292,150     9.20%      240,151     8.64%
  Real estate                   280,203    8.38%       244,666    8.20%          270,601     8.25%      238,716     8.30%
  Consumer                      126,604   10.62%       114,692   10.59%          124,238    10.44%      111,806    10.38%
--------------------------------------------------------------------------------------------------------------------------
    Total loans                 711,194    9.20%       613,306    8.88%          686,989    9.05%%      590,673     8.83%
Less: Allowance for loan loss   (11,161)               (10,285)                  (10,824)               (10,008)
--------------------------------------------------------------------------------------------------------------------------
    Net loans                   700,033    9.35%       603,021    9.03%          676,165     9.20%      580,665     8.98%
Interest-bearing deposits           324    4.94%         1,854    4.23%              554     4.62%        4,140     4.17%
Federal funds sold                   --       --           573    5.03%              190     5.75%        6,203     4.77%
--------------------------------------------------------------------------------------------------------------------------
    Total earning assets      1,028,244    8.56%       951,587    8.15%        1,001,723     8.47%      883,443     8.11%
Other assets                     75,953                 79,834                    78,151                 77,118
--------------------------------------------------------------------------------------------------------------------------
       Total assets        $  1,104,197           $  1,031,421             $   1,079,874            $   960,561
==========================================================================================================================

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                  $     81,109    2.37%  $     95,434    2.41%    $      85,555     2.36%  $    97,383     2.39%
  Interest-bearing
     demand deposits            241,879    4.53%       205,000    3.48%          228,041    4. 25%      203,001     3.46%
  Time                          336,625    5.82%       322,309    4.94%          340,388     5.41%      326,069     4.95%
--------------------------------------------------------------------------------------------------------------------------
    Total                       659,613    4.92%       622,743    4.07%          653,984     4.61%      626,453     4.07%
interest-bearing deposits
Borrowed funds:
  Short-term                    117,531    6.49%        69,441    4.85%           93,584     6.10%       46,570     4.52%
  Long-term                     138,527    5.14%       150,347    4.97%          145,866     5.16%      102,583     4.86%
--------------------------------------------------------------------------------------------------------------------------
    Total borrowed funds        256,058    5.76%       219,788    4.93%          239,450     5.52%      149,153     4.76%
    Total interest
        bearing liabilities     915,671    5.16%       842,531    4.30%          893,434     4.85%      775,606     4.20%
Non-interest bearing             80,298                 78,663                    81,067                 77,529
deposits
Other liabilities                3,3041                 33,224                    32,186                 24,141
--------------------------------------------------------------------------------------------------------------------------
    Total liabilities         1,029,010                954,418                 1,006,687                877,276
Stockholders' equity             75,187                 77,003                    73,187                 83,285
--------------------------------------------------------------------------------------------------------------------------
  Total liabilities and    $  1,104,197           $  1,031,421             $   1,079,874            $   960,561
equity
==========================================================================================================================

Interest income to earning assets          8.56%                  8.15%                      8.47%                  8.11%
Interest expense to earning assets         4.57%                  3.78%                      4.33%                  3.70%
--------------------------------------------------------------------------------------------------------------------------
         Net interest margin               3.99%                  4.37%                      4.14%                  4.41%
==========================================================================================================================


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

ITEM 3:  Defaults upon Senior Securities.
         None.

ITEM 4:  Submission of Matters to a Vote of Security Holders.
         None.

ITEM 5:  Other Information.
         None.

ITEM 6:  Exhibits and Reports on Form 8-K.
         a) Exhibits:


                                  EXHIBIT INDEX

 Exhibit
 Number        Description                           Exhibit Location
----------   ----------------------------------    ----------------------------
   11        Computation of Earnings Per Share.    Page 29.

   27        Financial Data Schedule.              EDGAR electronic filing only.

         b) Reports on Form 8-K:
            Peoples filed the following reports on Form 8-K during the three months ended September 30, 2000:
            1) Filed July 24, 2000 - News release announcing Peoples' earnings for the second quarter ended June 30, 2000.
            2) Filed July 26, 2000 - News release containing selected unaudited financial data and other operating information for the period ended June 30, 2000.
            3) Filed September 6, 2000 - News release announcing the election of Robert W. Price as a director of Peoples.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        PEOPLES BANCORP INC.



Date:  November 14, 2000         By:/s/ ROBERT E. EVANS
                                        -------------------------------------
                                        Robert E. Evans
                                        President and Chief Executive Officer



Date:  November 14, 2000         By:/s/ JOHN W. CONLON
                                        -------------------------------------
                                        John W. Conlon
                                        Chief Financial Officer

                                  EXHIBIT INDEX

               PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                       FOR PERIOD ENDED SEPTEMBER 30, 2000




  Exhibit
  Number        Description                          Exhibit Location
----------  ----------------------------------    ----------------------------

   11       Computation of Earnings Per Share.    Page 29

   27       Financial Data Schedule.              EDGAR electronic filing only.