Form 10-K
period 2000-12-31
PEOPLES BANCORP INC
filed 2001-03-12
CIK 318300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
(Mark One)
  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                       OR
  [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

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

                                   31-0987416
                 ----------------------------------------------
                      (I.R.S. Employer Identification No.)



 138 Putnam Street, P. O. Box 738, Marietta, Ohio              45750
--------------------------------------------------          -----------
   (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:          (740) 373-3155
                                                            ----------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                            ------

Securities registered pursuant to Section 12(g) of the Act:
       Common Shares,No Par Value (6,499,825 outstanding at February 26, 2001
       -----------------------------------------------------------------------



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the closing price of the Common Shares of the Registrant on The NASDAQ National Market as of February 26, 2001, the aggregate market value of the Common Shares of the Registrant held by nonaffiliates on that date was $103,186,000. For this purpose, certain executive officers and directors are considered affiliates.

Documents Incorporated by Reference:
Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting to be held April 12, 2001, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

PART I                                                                      Page


Item 1.      Business                                                          3

Item 2.      Properties                                                       13

Item 3.      Legal Proceedings                                                13

Item 4.      Submission of Matters to a Vote of Security Holders              13

PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters                                              14

Item 6.      Selected Financial Data                                          15

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        16

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk       32

Item 8.      Financial Statements and Supplementary Data                      32

Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                             32

PART III

Item 10.     Directors and Executive Officers of the Registrant               55

Item 11.     Executive Compensation                                           55

Item 12.     Security Ownership of Certain Beneficial Owners and Management   56

Item 13.     Certain Relationships and Related Transactions                   56

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K                                                         57

Signatures                                                                    58

Exhibit Index                                                                 59

                                     PART I

ITEM 1.    BUSINESS.
--------------------

INTRODUCTION
Peoples Bancorp Inc. ("Peoples") was organized as a bank holding company in 1980. At December 31, 2000, Peoples' wholly-owned subsidiaries included Peoples Bank, National Association ("Peoples Bank") and Northwest Territory Life Insurance Company. Peoples Bank also owns an insurance agency subsidiary and an asset management subsidiary.

Peoples operates 40 sales offices in the states of Ohio, West Virginia and Kentucky. At December 31, 2000, Peoples had total assets of $1.1 billion, total loans of $737.0 million, total deposits of $757.6 million, and total stockholders' equity of $83.2 million. At December 31, 2000, Peoples Bank held approximately $500 million of trust assets (market value). For the year ended December 31, 2000, Peoples' return on average assets was 1.02% and return on average stockholders' equity was 14.92%.

Peoples provides an array of financial products and services to its customers through Peoples Bank, including checking accounts; NOW and Super NOW accounts; money market deposit accounts; savings accounts; time certificates of deposit; commercial, installment, and commercial and residential real estate mortgage loans; credit and debit cards; lease financing; corporate and personal trust services; and safe deposit rental facilities. Peoples also sells travelers checks, money orders and cashier's checks. Services are provided through ordinary walk-in offices, automated teller machines ("ATMs"), automobile drive-in facilities called "Motor Banks," banking by phone, and Internet-based banking. Peoples Insurance Agency, Inc. ("Peoples Insurance") offers a complete line of life and health and property and casualty products. In addition, a full line of investment products is offered through an unaffiliated registered broker dealer.

At December 31, 2000, Peoples had 388 full-time  equivalent employees (including
27.5 full-time equivalent employees at the parent company level). Peoples' principal executive office is located at 138 Putnam Street, Marietta, Ohio 45750, and its telephone number is (740) 373-3155. Peoples' common stock is traded through the NASDAQ National Market System under the symbol PEBO and its web site is www.peoplesbancorp.com.

In the past five years, Peoples has experienced significant growth in assets and increased its capital position, primarily through acquisitions as well as purchases of full-service banking centers and associated assets and liabilities. For the five-year period ended December 31, 2000, Peoples' assets grew at a 13.0% compound annual growth rate, while stockholders' equity grew at a compound annual growth rate of 8.2%. Peoples has also had a history of consistent earnings growth, as earnings per share grew at a compound rate of 6.9% for the five-year period ended December 31, 2000. Over that same period, Peoples' annual return on average assets and stockholders' equity averaged 1.18% and 13.83%, respectively.

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

Recent Acquisitions and Additions
---------------------------------
On January 26, 2000, Peoples Bank opened a full-service sales office within a newly constructed Wal-Mart superstore located at 2900 Pike Street, Parkersburg, West Virginia. This sales office is the third office to open within Wal-Mart supercenters and offers a wide variety of financial products and services including ATM access.

On January 2, 2001, Peoples Bank opened a full-service office at 3411 Emerson Avenue in Parkersburg, West Virginia. The office offers an ATM access as well as an Internet Cafe, an "Investment Resource Center" complete with a large screen television, financial magazines and newspapers and a "Home Resource Center" that provides opportunities for clients to retrieve information from the Internet and other reference materials regarding buying or renting homes. These areas contain sales areas where associates can assist clients with all their financial needs.

Effective at the close of business on February 23, 2001, Peoples acquired Lower Salem Commercial Bank for a total consideration of $2.4 million ($0.9 million in cash and $1.5 million in common stock). Lower Salem Commercial Bank has one full-service banking office located in Lower Salem, Ohio and at December 31, 2000, had total assets of $22.9 million, deposits of $18.1 million and shareholders' equity of $2.2 million. Peoples now operates the former Lower Salem Commercial Bank as a full-service sales office of Peoples Bank.


CUSTOMERS AND MARKETS
Peoples' service area has a diverse economic structure. Principal industries in the area include metals, plastics and petrochemical manufacturing; oil, gas and coal production; and related support industries. In addition, tourism, education and other service-related industries are important and growing industries. Consequently, Peoples is not dependent upon any one industry segment for its business opportunities.

Peoples Bank originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (including loans to individuals, credit card loans, and indirect loans). In general, Peoples Bank retains most of its originated loans and, therefore, secondary market activity has been minimal. Loans are spread over a broad range of industrial classifications. Management believes that it has no significant concentrations of loans to borrowers engaged in the same or similar industries and it has no loans to foreign entities. The lending market areas served are primarily concentrated in southeastern Ohio and neighboring areas of Kentucky and West Virginia. In addition, loan production offices in central Ohio provide opportunities to serve customers in that economic region.

Legal Lending Limit
-------------------
At December 31, 2000, Peoples Bank had not extended credit to any one borrower in excess of its legal lending limit of approximately $15.3 million at the time the loan was closed.

Commercial Loans
----------------
At December 31, 2000, Peoples had approximately $310.6 million in commercial loans (including commercial, financial and agricultural loans) outstanding, representing approximately 42.1% of the total aggregate loan portfolio as of that date.

LENDING PRACTICES. Commercial lending entails significant additional risks as compared with consumer lending (i.e., single-family residential mortgage lending, installment lending, credit card loans and indirect lending). In addition, the payment experience on commercial loans typically depends on adequate cash flow of a business and thus may be subject, to a greater extent, to adverse conditions in the general economy or in a specific industry. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of repayment and the risk involved. Approval from the Board of Directors is required for loans to borrowers whose aggregate total debt, including the principal amount of the proposed loan, exceeds $3.0 million. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. In addition, collateral is reviewed to determine its value in relation to the loan.

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

Consumer Loans
--------------
At December 31, 2000, Peoples had outstanding consumer loans (including indirect loans and credit cards) in an aggregate amount of approximately $122.8 million or approximately 16.7% of the aggregate total loan portfolio.

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

Peoples Bank makes credit life insurance and health and accident insurance available to all qualified buyers, thus reducing risk of loss when a borrower's income is terminated or interrupted. Peoples Bank also offers its customers credit card access through its consumer lending department.

Real Estate Loans
-----------------
At December 31, 2000, Peoples had approximately $303.6 million ($257.2 million, $26.1 million, and $20.3 million, respectively) of residential real estate loans, home equity lines of credit and construction mortgages outstanding, representing 41.2% of total loans outstanding.

LENDING PRACTICES. Peoples requires that the residential real estate loan amount be no more than 90% of the purchase price or the appraisal value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 90%. On occasion, Peoples may lend up to 100% of the appraised value of the real estate. The risk conditions of these loans are considered during underwriting for the purposes of establishing an interest rate compatible with the risks inherent in mortgage lending and based on the equity of the home. Loans made in this lending category are generally one to five year adjustable rate, fully amortized mortgages. Peoples also generates fixed rate real estate loans and generally retains these loans. All real estate loans are secured by first mortgages with evidence of title in favor of Peoples in the form of an attorney's opinion of the title or a title insurance policy. Peoples also requires proof of hazard insurance with Peoples Bank named as the mortgagee and as the loss payee. Licensed appraisals are required in the case of loans in excess of $250,000.

HOME EQUITY LOANS. Home equity lines of credit are generally made as second mortgages by Peoples Bank. The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage. Peoples Bank will lend up to 100% of the appraised value of the property at higher interest rates that are considered compatible with the additional risk assumed in these types of equilines. The home equity lines of credit are written with ten-year terms, but are subject to review upon request for renewal. For the past two years, Peoples Bank has generally charged a fixed rate on home equity loans for the first five years. At the end of the five-year period, the equiline reverts to a variable interest rate product.

CONSTRUCTION LOANS. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, Peoples Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.


COMPETITION
Peoples experiences significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms and pension funds. The primary factors in competing for loans are interest rate and overall lending services. Competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions as well as from insurance companies and brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience of office location and overall financial condition. Peoples believes that its size provides flexibility, which enables the company to offer an array of banking products and services. Peoples' financial condition also contributes to a favorable competitive position in the markets it serves.

Peoples primarily focuses on non-major metropolitan markets in which to provide products and services. Management believes Peoples has developed a niche and a certain level of expertise in serving these communities.

Peoples historically has operated under a "needs-based" selling approach that management believes has proven successful in serving the financial needs of many customers. Management anticipates that in future periods, Peoples will continue to increase its investment in sales training and education to assist in the development of Peoples' associates and their identification of customer service opportunities.

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


SUPERVISION AND REGULATION
The following is a summary of certain statutes and regulations affecting Peoples and its subsidiaries and is qualified in its entirety by reference to such statutes and regulations:

General
-------
BANK HOLDING COMPANY. Peoples is a bank holding company under the Bank Holding Company Act of 1956, which restricts the activities of Peoples and the acquisition by Peoples of voting stock or assets of any bank, savings association or other company. Peoples is also subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. Peoples' subsidiary bank, Peoples Bank, is subject to restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to Peoples or its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of Peoples and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to Peoples and other subsidiaries. Peoples is prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board. Peoples and Peoples Bank are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by Peoples or its subsidiaries.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (better known as or "GLB", or the Financial Services Modernization Act of
1999) which, effective March 11, 2000, permitted bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. Also effective March 11, 2000, no regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. While qualified to become a Financial Holding Company, Peoples remains a bank holding company.

A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating. Peoples decision to reorganize its banking subsidiaries by merging them into a single national charter was made, in part, in an effort to better position the Company under GLB. See further discussion of the merger under "Future Outlook" on page 29.

BANKING SUBSIDIARIES. Peoples Bank is a national banking association chartered under the National Bank Act and is regulated by the Office of the Comptroller of the Currency. Peoples Bank provides FDIC insurance on its deposits and is a member of the Federal Home Loan Bank of Cincinnati.

Federal Deposit Insurance Corporation
-------------------------------------
The FDIC insures the deposits of Peoples Bank, which is subject to the applicable provisions of the Federal Deposit Insurance Act. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the bank's regulatory agency.


Federal Home Loan Bank
----------------------
The FHLBs provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, Peoples Bank must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1% of the aggregate outstanding principal amount of its respective residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB.

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

STATISTICAL FINANCIAL INFORMATION REGARDING PEOPLES
The following listing of statistical financial information provides comparative data for Peoples over the past three and five years, as appropriate. These tables should be read in conjunction with Item 7 of this Form 10-K ("Management's Discussion and Analysis of Financial Condition and Results of Operation") and the Consolidated Financial Statements of Peoples and its subsidiaries found at pages 33 through 54 of this Form 10-K.


Average Balances and Analysis of Net Interest Income:

(Dollars in Thousands)                 2000                             1999                             1998
                                               Average                          Average                          Average
                          Average     Income/   Yield/      Average    Income/   Yield/      Average    Income/   Yield/
                          Balance     Expense    Rate       Balance    Expense    Rate       Balance    Expense    Rate
                       ------------- ---------- --------  ----------- ---------- --------  ----------- ---------- --------
Securities (1):
Taxable                $    290,728  $  20,031    6.89%   $  258,924  $  16,600    6.41%   $  183,372  $  11,671    6.36%
Nontaxable (2)               34,927      2,641    7.56%       43,805      3,287    7.50%       34,653      2,677    7.72%
                       ------------- ---------- --------  ----------- ---------- --------  ----------- ---------- --------
     Total                  325,655     22,672    6.96%      302,729     19,887    6.57%      218,025     14,348    6.58%
                       ------------- ---------- --------  ----------- ---------- --------  ----------- ---------- --------
Loans (3) (4):
Commercial                  299,313     27,591    9.22%      247,141     21,515    8.71%      186,746     17,156    9.19%
Real estate                 274,668     22,828    8.31%      242,899     20,052    8.26%      234,141     20,176    8.62%
Consumer                    124,163     13,044   10.51%      113,635     11,766   10.35%      111,824     11,684   10.45%
Valuation reserve          (10,979)                         (10,121)                          (9,134)
                       ------------- ---------- --------  ----------- ---------- --------  ----------- ---------- --------
     Total                  687,165     63,463    9.09%      593,554     53,333    8.83%      523,577     49,016    9.20%
                       ------------- ---------- --------  ----------- ---------- --------  ----------- ---------- --------
Short-term Investments:
Interest-bearing                479         22    4.59%        3,390        143    4.22%        3,967        222    5.60%
deposits
Federal funds sold              142          8    5.63%        5,074        244    4.81%       20,671      1,104    5.34%
                       ------------- ---------- --------  ----------- ---------- --------  ----------- ---------- --------
Total                           621         30    4.83%        8,464        387    4.57%       24,638      1,326    5.38%
                       ------------- ---------- --------  ----------- ---------- --------  ----------- ---------- --------
   Total earning assets   1,013,441     86,165    8.50%      904,747     73,607    8.14%      766,240     64,690    8.45%
Other assets                 77,103                           80,496                           65,056
                       ============                       ===========                      ===========
     Total assets      $  1,090,544                       $  985,243                       $  831,296
                       ============                       ===========                      ===========
Deposits:
Savings                $     83,246 $    1,964    2.36%   $   95,606  $   2,290    2.40%   $   97,262  $   2,764    2.84%
Interest-bearing demand     234,311     10,193    4.35%      213,342      7,560    3.54%      168,035      6,002    3.57%
Time                        341,020     19,102    5.60%      321,460     16,106    5.01%      321,920     17,284    5.37%
                       ------------- ---------- --------  ----------- ---------- --------  ----------- ---------- --------
     Total                  658,577     31,259    4.75%      630,408     25,956    4.12%      587,217     26,050    4.44%
                       ------------- ---------- --------  ----------- ---------- --------  ----------- ---------- --------

Borrowed Funds:
Short-term                   99,324      6,162    6.20%       54,394      2,655    4.88%       44,959      2,241    4.98%
Long-term                   144,018      7,418    5.15%      114,388      5,647    4.94%       38,885      2,205    5.67%
                       ------------- ---------- --------  ----------- ---------- --------  ----------- ---------- --------
     Total                  243,342     13,580    5.58%      168,782      8,302    4.92%       83,844      4,446    5.30%
                       ------------- ---------- --------  ----------- ---------- --------  ----------- ---------- --------
Total interest-bearing
     liabilities            901,919     44,839    4.97%      799,190     34,258    4.29%      671,061     30,496    4.54%
                       ------------- ---------- --------  ----------- ---------- --------  ----------- ---------- --------
Non-interest bearing
     demand deposits         81,205                           78,799                           70,064
Other liabilities            32,829                           26,474                            7,904
                       -------------                      -----------                      -----------
     Total liabilities    1,015,953                          904,463                          749,029
     Stockholders'           74,591                           80,780                           82,267
     equity
                       =============                      ===========                      ===========
     Total liabilities
     and stockholders' $  1,090,544                       $  985,243                       $  831,296
     equity
                       =============                      ===========                      ===========
Interest rate spread                $   41,326    3.53%              $   39,349    3.85%              $   34,194    3.91%
                                     ---------- --------              ---------- --------             ----------- --------
Interest income/earning assets                    8.50%                            8.14%                            8.45%
Interest expense/earning assets                   4.42%                            3.79%                            3.98%
                                                ========                         ========                         ========
     Net yield on earning assets (net interest    4.08%                            4.35%                            4.47%
                                       margin)
                                                ========                         ========                         ========

(1)  Average balances of investment securities based on carrying value.
(2) Computed on a fully tax equivalent basis using a tax rate of 35%. Interest income was increased by $1,036, $1,261 and $1,046 for 2000, 1999 and 1998,
     respectively.
(3) Nonaccrual and impaired loans are included in the average balances listed. Related interest income on nonaccrual loans prior to the loan being put on nonaccrual is included in loan interest income.
(4) Loan fees included in interest income for 2000, 1999 and 1998 were $708, $650 and $551, respectively.


Rate Volume Analysis:
(Dollars in Thousands)
                                        Change from 1999 to 2000 (1)                   Change from 1998 to 1999 (1)
Increase (decrease) in:               Volume         Rate          Total             Volume          Rate          Total
------------------------------------------------------------------------------------------------------------------------
Investment income: (2)
  Taxable                         $      2,134  $      1,297  $      3,431    $      4,843   $         86  $      4,929
  Nontaxable                             (671)            25         (646)             689           (79)           610
------------------------------------------------------------------------------------------------------------------------
       Total                             1,463         1,322         2,785           5,532              7         5,539
------------------------------------------------------------------------------------------------------------------------
Loan Income
  Commercial                             4,751         1,325         6,076           5,298          (939)         4,359
  Real estate                            2,640           136         2,776             739          (863)         (124)
  Consumer                               1,104           174         1,278             212          (130)            82
------------------------------------------------------------------------------------------------------------------------
       Total                             8,495         1,635        10,130           6,249        (1,932)         4,317
------------------------------------------------------------------------------------------------------------------------
Short-term investments                   (408)            51         (357)           (789)          (150)         (939)
------------------------------------------------------------------------------------------------------------------------
       Total interest income             9,550         3,008        12,558          10,992        (2,075)         8,917
========================================================================================================================
Interest expense:
  Savings                                (292)          (34)         (326)            (47)          (427)         (474)
  Interest-bearing                         794         1,839         2,633           1,606           (48)         1,558
       demand deposits
  Time                                   1,019         1,977         2,996            (25)        (1,153)       (1,178)
  Short-term borrowings                  2,641           866         3,507             461           (48)           413
  Long-term borrowings                   1,517           254         1,771           3,762          (320)         3,442
------------------------------------------------------------------------------------------------------------------------
       Total interest expense            5,679         4,902        10,581           5,757        (1,996)         3,761
========================================================================================================================
                                  $      3,871  $    (1,894)  $      1,977    $      5,235   $       (79)  $      5,156
========================================================================================================================

(1)The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the dollar amounts of the change in each.
(2) Presented on a fully tax equivalent basis.


Loan Maturities at December 31, 2000:

                                          Due in
(Dollars in Thousands)                   One Year       Due
                             Due in      Through       After
                            One Year       Five        Five
Loan Type                    Or Less       Years       Years          Total
Commercial loans:
     Fixed                 $   31,705  $   38,629   $   15,639  $       85,973
     Variable                  74,822      46,314      103,449         224,585
-------------------------------------------------------------------------------
                              106,527      84,943      119,088         310,558
===============================================================================
Real estate loans:
     Fixed                     12,552      45,886       60,460         118,898
     Variable                  54,784      67,761       62,147         184,692
-------------------------------------------------------------------------------
                               67,336     113,647      122,607         303,590
===============================================================================

Consumer loans:
     Fixed                     46,795      65,042        1,710         113,547
     Variable                   8,065         849          356           9,270
-------------------------------------------------------------------------------
                               54,860      65,891        2,066         122,817
===============================================================================
         Total             $  228,723  $  264,481   $  243,761   $     736,965
===============================================================================

Loan Portfolio Analysis:

(Dollars in Thousands)
Year-end balances:                                       2000        1999        1998        1997        1996
   Commercial, financial and agricultural             $  310,558  $  272,219  $  212,530  $  159,035 $   127,927
   Real estate                                           283,323     252,427     233,550     228,689     175,505
   Real estate, construction                              20,267      14,067      10,307      19,513       9,944
   Consumer                                              115,913     114,412     104,718     107,158     102,044
   Credit card                                             6,904       6,708       6,812       7,175       6,993
-----------------------------------------------------------------------------------------------------------------
         Total                                        $  736,965  $  659,833  $  567,917  $  521,570 $   422,413
-----------------------------------------------------------------------------------------------------------------
Average total loans                                      698,144     603,922     532,711     468,229     400,264
Average allowance for loan losses                       (10,979)    (10,121)     (9,134)     (7,521)     (6,799)
-----------------------------------------------------------------------------------------------------------------
   Average loans, net of allowance                    $  687,165  $  593,801  $  523,577  $  460,708 $   393,465
-----------------------------------------------------------------------------------------------------------------
Allowance for loan losses, January 1                  $   10,264  $    9,509  $    8,356  $    6,873 $     6,726
Allowance for loan losses acquired                            --          --          --         290          --
Loans charged off:
   Commercial, financial and agricultural                    780         306         101         354         342
   Real estate                                                74          77          46          42          93
   Consumer                                                1,018         932       1,220       1,258       1,726
   Credit card                                               189         203         278         263         168
-----------------------------------------------------------------------------------------------------------------
         Total                                             2,061       1,518       1,645       1,917       2,329
-----------------------------------------------------------------------------------------------------------------
Recoveries:
   Commercial, financial and agricultural                     78          44          55         124          36
   Real estate                                                 2          23          13           6          75
   Consumer                                                  303         304         378         374         391
   Credit card                                                22          24          27          17           9
-----------------------------------------------------------------------------------------------------------------
         Total                                               405         395         473         521         511
-----------------------------------------------------------------------------------------------------------------
Net chargeoffs:
   Commercial, financial and agricultural                    702         262          46         230         306
   Real estate                                                72          54          33          36          18
   Consumer                                                  715         628         842         884       1,335
   Credit card                                               167         179         251         246         159
-----------------------------------------------------------------------------------------------------------------
         Total                                             1,656       1,123       1,172       1,396       1,818
-----------------------------------------------------------------------------------------------------------------
Provision for loan losses, December 31                     2,322       1,878       2,325       2,589       1,965
-----------------------------------------------------------------------------------------------------------------
Allowance for loan losses, December 31                $   10,930  $   10,264  $    9,509  $    8,356 $     6,873
=================================================================================================================

Allocation of allowance for loan losses at December 31:
   Commercial                                         $    5,992  $    5,164  $    3,757  $    3,147 $     2,741
   Real estate                                             1,112       1,557       1,453       1,478       1,050
   Consumer                                                2,701       2,161       2,556       2,255       2,078
   Credit card                                               432         434         628         395         131
   Unallocated                                               693         948       1,115       1,081         873
-----------------------------------------------------------------------------------------------------------------
         Total                                        $   10,930  $   10,264  $    9,509  $    8,356 $     6,873
=================================================================================================================
Percent of loans to total loans at December 31:
   Commercial                                               42.1%       41.3%       37.4%       30.5%       30.3%
   Real estate                                              38.4        38.3        41.1        43.8        41.5
   Real estate, construction                                 2.8         2.1         1.9         3.8         2.3
   Consumer                                                 15.8        17.3        18.4        20.5        24.2
   Credit card                                               0.9         1.0         1.2         1.4         1.7
-----------------------------------------------------------------------------------------------------------------
         Total                                             100.0%      100.0%      100.0%      100.0%      100.0%
=================================================================================================================



(Dollars in Thousands)                                  2000     1999     1998     1997     1996
Ratio of net chargeoffs to average total loans:
   Commercial                                           0.10%    0.04%    0.01%    0.05%    0.08%
   Real estate                                          0.01     0.01     0.01     0.01     0.00
   Consumer                                             0.10     0.11     0.16     0.19     0.33
   Credit card                                          0.02     0.03     0.04     0.05     0.04
---------------------------------------------------------------------------------------------------
         Total                                          0.23%    0.19%    0.22%    0.30%    0.45%
---------------------------------------------------------------------------------------------------

Nonperforming assets:
   Loans 90+ days past due                               344      249      495      462      621
   Renegotiated loans                                    518      747      392       --       --
   Nonaccrual loans                                    4,280    1,109      687    1,220      999
---------------------------------------------------------------------------------------------------
         Total nonperforming loans                     5,142    2,105    1,574    1,682    1,620
   Other real estate owned                                86      207      396       19       28
---------------------------------------------------------------------------------------------------
         Total nonperforming assets                    5,228    2,312    1,970    1,701    1,648
---------------------------------------------------------------------------------------------------

Nonperforming loans as a percent of total loans         0.70%    0.32%    0.28%    0.32%    0.38%
---------------------------------------------------------------------------------------------------

Nonperforming assets as a percent of total assets       0.46%    0.21%    0.22%    0.22%    0.27%
---------------------------------------------------------------------------------------------------


Nonperforming   loans  are  comprised  of  loans  90  days  or  more  past  due, renegotiated loans and nonaccrual loans. Nonperforming assets are comprised of nonperforming loans and other real estate owned.

Interest income on nonaccrual and renegotiated loans that would have been recorded under the original terms of the loans for 2000, 1999 and 1998 was $204 (of which $32 was actually recorded), $102 (of which $66 was actually recorded) and $59 (of which $30 was actually recorded), respectively.



Maturities of Certificates of Deposit $100,000 or More:

(Dollars in Thousands)          2000        1999        1998         1997
Under 3 months           $     17,430  $    12,261  $    19,121  $     13,302
3 to 6 months                   6,871        8,275       14,335        24,069
6 to 12 months                 16,639       23,174        9,189         9,520
Over 12 months                 24,209       11,872        9,262        10,698
------------------------------------------------------------------------------
         Total           $     65,149  $    55,582  $    51,907  $     57,589
------------------------------------------------------------------------------

ITEM 2.  PROPERTIES
-------------------

Peoples' sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property. Peoples Bank operates offices in Marietta (4 offices), Belpre (2 offices), Lowell, Lower Salem, Reno, Nelsonville (2 offices), Athens (3 offices), The Plains, Middleport, Rutland, Pomeroy (2 offices), Gallipolis, Caldwell, Chesterhill, McConnelsville, Baltimore, Lancaster and Granville, Ohio. In West Virginia, Peoples operates offices in Huntington, Parkersburg (3 offices), Vienna, Point Pleasant (2 offices), New Martinsville (2 offices) and Steelton. Office locations in Kentucky include Catlettsburg, Grayson, Ashland and Russell.

Peoples Bank operates through 40 banking offices of which 11 are leased and the rest are owned. Rent expense on the leased properties totaled $210,000 in 2000. The following is a list of those properties that have leases expiring on or before June 2002:

Location                  Address                          Lease Expiration Date
--------------------------------------------------------------------------------
The Plains Office         70 North Plains Road, Suite 101       June 2001
                          The Plains OH 45750
Lancaster Lending Office  117 West Main Street                  October 2001
                          Lancaster OH 43130
Athens Mall Office        801 East State Street                 June 2002
                          Athens OH 45701


Additional information concerning the property and equipment owned or leased by Peoples and its subsidiaries is incorporated herein by reference from Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

Not applicable.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.
------------------------------------------------------------------------

The table presented below sets forth the high and low bids for the indicated periods, and the cash dividends declared, with respect to Peoples' common shares.

Quarterly Market and Dividend Information
                                              PER SHARE
                             High Bid          Low Bid          Dividend
2000
Fourth Quarter             $     15.25      $     12.00      $        0.14
Third Quarter                    15.25            13.00               0.14
Second Quarter                   18.00            13.00               0.14
First Quarter              $     19.77      $     15.75      $        0.14

---------------------------------------------------------------------------

1999
Fourth Quarter             $     24.89      $     17.95      $        0.13
Third Quarter                    27.27            24.32               0.13
Second Quarter                   25.45            18.28               0.13
First Quarter              $     21.28      $     18.28      $        0.12

---------------------------------------------------------------------------

1998
Fourth Quarter             $     22.52      $     17.77      $        0.12
Third Quarter                    25.52            20.25               0.11
Second Quarter                   29.07            24.38               0.11
First Quarter              $     24.65      $     21.63      $        0.11

---------------------------------------------------------------------------

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

Peoples had 1,198 stockholders of record at December 31, 2000.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

The information below has been derived from Peoples' Consolidated Financial Statements.

(Dollars in Thousands, except Ratios and Per Share Data)
                                                   2000          1999           1998          1997           1996
Operating Data For the year ended:
Total interest income ...................   $    85,129   $    72,346    $    63,645   $    53,836    $    47,397
Total interest expense ..................        44,839        34,258         30,497        25,216         21,966
Net interest income .....................        40,290        38,088         33,148        28,620         25,431
Provision for loan losses ...............         2,322         1,878          2,325         2,589          1,965
Gains (losses) on securities transactions            10          (104)           418           (28)            48
Other income ............................         8,918         7,633          6,820         5,966          5,130
Intangible amortization expense .........         2,284         2,639          2,093         1,138            625
Other expense ...........................        28,778        25,558         21,183        18,127         16,897
Net income ..............................   $    11,126   $    10,718    $    10,045   $     8,605    $     7,651

-----------------------------------------------------------------------------------------------------------------

Balance Sheet Data
At year end:
Total assets ............................   $ 1,135,834   $ 1,075,450    $   880,284   $   758,158    $   616,635
Total intangibles .......................        17,848        20,154         22,117        12,796          6,433
Investment securities ...................       330,521       328,306        235,569       174,291        147,783
Net loans ...............................       726,035       649,569        558,408       513,214        415,540
Total deposits ..........................       757,621       728,207        714,168       611,107        504,692
Long-term borrowings ....................       138,511       150,338         40,664        28,577         29,200
Stockholders' equity ....................        83,194        72,874         86,014        78,818         56,193
Tangible assets (1) .....................     1,117,986     1,055,296        858,167       745,362        610,202
Tangible equity (2) .....................   $    65,346   $    52,720    $    63,897   $    66,022    $    49,760

-----------------------------------------------------------------------------------------------------------------

Significant Ratios
Cash earnings to: (3)
     Average tangible assets (4) ........          1.19%         1.30%          1.41%         1.42%          1.37%
     Average tangible equity (4) ........         22.90         20.96          17.82         18.00          16.58
Net income to:
     Average total assets ...............          1.02          1.09           1.20          1.29           1.29
     Average stockholders' equity .......         14.92         13.27          12.21         14.33          14.43
Average stockholders' equity
     to average total assets ............           6.8           8.2            9.9           9.0            8.9
Average loans to average deposits .......          94.4          85.1           80.9          85.5           84.0
Risk-based capital ratio ................         14.21         14.30          11.95         14.34          12.86
Dividend payout ratio ...................          33.1%         31.8%          30.4%         30.5%          30.5%

-----------------------------------------------------------------------------------------------------------------

Per Share Data
Cash earnings: (3)
     Basic ..............................   $      1.95   $      1.83    $      1.65   $      1.48    $      1.29
     Diluted ............................          1.93          1.79           1.60          1.44           1.28
Net income:
     Basic ..............................          1.71          1.57           1.44          1.37           1.23
     Diluted ............................          1.69          1.53           1.40          1.32           1.21
Cash dividends paid .....................          0.56          0.50           0.44          0.41           0.36
Book value at end of period .............   $     12.81   $     11.06    $     12.39   $     11.33    $      8.99
Weighted average shares outstanding:
     Basic ..............................     6,523,808     6,846,071      6,975,989     6,303,782      6,239,589
     Diluted ............................     6,600,160     7,023,921      7,186,616     6,502,386      6,324,294

-----------------------------------------------------------------------------------------------------------------

(1) Total assets less goodwill and core deposit intangibles.
(2) Total stockholders' equity less goodwill and core deposit intangibles.
(3) Excludes after-tax amortization of goodwill and core deposit intangibles.
(4) Defined as cash earnings as a percentage of average total assets or average stockholders' equity minus average goodwill and core deposit intangibles.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION.
--------------------------------------------------------------------------------

INTRODUCTION
The following discussion and analysis of the Consolidated Financial Statements of Peoples is presented to provide insight into management's assessment of the financial results. Peoples' subsidiaries are Peoples Bank, National Association ("Peoples Bank") and Northwest Territory Life Insurance Company, an Arizona corporation that reinsures credit life and disability insurance issued to customers of Peoples' banking subsidiary. Peoples Bank also operates Peoples Insurance Agency, Inc. ("Peoples Insurance"), which offers a full range of life, property, and casualty insurance products to customers in Peoples' markets, and Peoples Loan Services, Inc. ("PLS"), which manages a portion of Peoples' loan portfolio.

Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency ("OCC"). Peoples Bank offers complete financial products and services through 40 financial service locations and 27 ATMs in the states of Ohio, West Virginia, and Kentucky. Peoples Bank's e-banking service is Peoples OnLine Connection, and can be found on the Internet at www.peoplesbancorp.com. Peoples Bank provides an array of financial products and services to customers that include traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. Peoples Insurance also offers investment and insurance products. Peoples provides services through ordinary walk-in offices and automobile drive-in facilities, automated teller machines, banking by phone, and the Internet.

Peoples Bank also makes available other financial services through Peoples Investments, which provides customer-tailored solutions for fiduciary needs, investment alternatives, and asset management needs (securities are offered exclusively through Raymond James Financial Services, member NASD/SIPC and an independent broker/dealer, located at Peoples Bank).

This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and footnotes and the ratios and statistics contained elsewhere in the Form 10-K.

References will be found in this Form 10-K to the following transactions that have impacted or will impact Peoples' results of operations:

     On April 20, 1999, Peoples sold, through PEBO Capital Trust I (a newly formed subsidiary) $30.0 million of 8.62% Capital Securities ("Capital Securities" or "Trust Preferred Securities"). The proceeds were used by the PEBO Capital Trust I to purchase, from Peoples, Junior Subordinated Deferrable Interest Debentures due May 1, 2029. In late April 1999, Peoples invested $10.0 million in Peoples Bank. The remaining proceeds were used for general corporate purposes, including the repurchase of a portion of Peoples' outstanding common shares.

     On December 10, 1999, Peoples announced approval to repurchase 165,000 shares (or approximately 2.5% of Peoples' outstanding common shares) from time to time in open market or privately negotiated transactions ("2000 Stock Repurchase Program"). During 2000, Peoples repurchased approximately 101,000 common shares authorized under the 2000 Stock Repurchase Program that expired on December 31, 2000.

     On January 12,  2001,  Peoples  announced  approval to  repurchase  125,000 shares (or approximately 2% of Peoples' outstanding common shares) from time to time in open market or privately negotiated transactions ("2001 Stock Repurchase Program"). The 2001 Stock Repurchase Program will expire on December 31, 2001.

The combination of the issuance of Capital Securities in 1999 and the Stock Repurchase Programs has impacted and will continue to impact several key performance indicators of Peoples' future financial results. The impact, where significant, is discussed in the applicable sections of this Management's Discussion and Analysis.


OVERVIEW OF THE INCOME STATEMENT
Peoples had net income of $11,126,000 in 2000, an increase of $408,000 (or 3.8%) from $10,718,000 in 1999. On a diluted basis, earnings per share reached $1.69 in 2000, up $0.16 (or 10.5%) compared to the previous year. Peoples' core earnings increased due to net interest income growth and non-interest revenue enhancements. Return on average equity in 2000 totaled 14.92% compared to 13.27% in 1999. Return on average assets was 1.02% in 2000 compared to 1.09% the previous year. Diluted cash earnings per share for the year ended December 31, 2000, was $1.93, up $0.14 (or 7.8%) from $1.79 in diluted cash earnings per share in 1999. Cash earnings removes the after-tax impact of intangible amortization expense. Return on tangible assets decreased to 1.19% in 2000 compared to 1.30% in 1999. Return on tangible assets is defined as cash earnings as a percentage of average total assets minus goodwill and core deposit intangibles. Return on tangible equity improved to 22.90% in 2000 compared to 20.96% last year. Return on tangible equity is defined as cash earnings as a percentage of average total stockholders' equity minus goodwill and core deposit intangibles.

Due to earning asset growth, net interest income in 2000 increased $2,202,000 (or 5.8%) to $40,290,000. The provision for loan losses in 2000 totaled $2,322,000, an increase of $444,000 compared to 1999 as a result of increased loan volume, less favorable loss experience, and general economic slowdowns in Peoples' markets. Bolstered by growth in deposit account service charges and insurance and investment commissions, non-interest income, excluding securities and asset disposal gains, increased $1,427,000 (or 18.8%) to $9,027,000. In 2000, Peoples reported net gains on securities transactions of $10,000 compared to net losses of $104,000 in 1999. In 2000, non-interest expense increased $2,865,000 (or 10.2%) to $31,062,000 in part as a result of investments designed to make financial services more convenient, flexible, and speedy for clients.

Peoples has grown through acquisitions accounted for as purchase transactions which results in the amortization expense related to intangibles and affects earnings per share as well as other performance ratios. Because of the impact of purchase accounting and the related intangible amortization expense on Peoples' results of operation, management also uses "cash earnings," which removes the after-tax impact of intangible amortization expense, to evaluate the impact of acquisitions on profitability and Peoples' return on its investment.

The discussion of cash earnings is also included in financial reporting to facilitate the comparison of Peoples' results of operations to competitors making acquisitions using pooling of interests accounting. Return on tangible assets and return on tangible equity removes the after-tax impact of intangible amortization expense and the balance sheet impact of average intangibles. In 2000, intangible amortization expense totaled $2,284,000 ($1,601,000 after taxes) compared to $2,639,000 ($1,833,000 after taxes) last year. Due to amortization, average balance sheet intangibles decreased to $19.0 million in 2000 compared to $20.9 million in 1999.


INTEREST INCOME AND EXPENSE
Net interest income, the amount by which interest income on earning assets exceeds interest paid on interest-bearing liabilities, remains Peoples' primary source of revenue. Interest-earning assets include loans and investment securities while interest-bearing liabilities include interest-bearing deposits and borrowed funds. Changes in market interest rates, as well as adjustments in the mix of interest-earning assets and interest-bearing liabilities, impacted net interest income in 2000.

Increased net interest income in 2000 resulted from balance sheet growth, due to strong internal loan growth, and was the driving force behind Peoples' record profits. Net interest income grew to $40,290,000 in 2000, compared to $38,088,000 in 1999, an increase of $2,202,000 (or 5.8%). Total interest income reached $85,129,000 while interest expense totaled $44,839,000. In 1999, Peoples initiated an asset growth strategy to offset the costs to service the Trust Preferred Securities, thereby leveraging Peoples' increased regulatory capital levels ("Leverage Strategy"). The Leverage Strategy increased Peoples' earnings asset base approximately $150 million and was funded primarily by FHLB borrowings and other wholesale funding sources. The Leverage Strategy was implemented throughout the second quarter of 1999 and was completed on June 30, 1999. While total asset levels were maintained and even grown in 2000, most of the principal runoff from the investment portfolio was used to fund loan growth.

Average total earning assets reached $1.01 billion in 2000, a $109 million (or 12.0%) increase over 1999. Average loans, the largest earning asset component on Peoples' balance sheet, grew $94.5 million (or 15.6%) in 2000. Due to the impact of Peoples' Leverage Strategy, Peoples' average balances of investment securities increased $23.0 million from $302.7 million in 1999 to $325.7 million in 2000.

Included in interest income is $1,924,000 of tax-exempt income from investments issued by and loans made to states and political subdivisions. Since these revenues are not taxed, it is more meaningful to analyze net interest income on a fully tax equivalent ("FTE") basis. The FTE yield on earning assets was 8.50% in 2000, compared to 8.14% in 1999 while the cost of interest-bearing liabilities increased 68 basis points to 4.97%.

Net interest margin is calculated by dividing FTE net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by the mix and pricing of assets and liabilities from Peoples' balance sheet. In 2000, net interest margin was 4.08% compared to 4.35% in 1999. Net interest margin decreased in 2000 due to interest rate compression between loan pricing and funding source costs, primarily as a result of rising interest rates on short-term funding sources. Peoples' reliance on short-term funding has increased due to recent loan growth. Peoples' management anticipates that net interest margin could continue to be pressured in early 2001, although recent interest rate reductions by the Federal Reserve are expected to result in improved net interest margin later in 2001.

The increase in Peoples' earning asset yield, which rose to 9.09% in 2000 compared to 8.83% in 1999, is primarily attributable to the increase in Peoples' loan portfolio yield and the mix of loans as a percent of earning assets. Peoples also saw improvement in its investment portfolio yield, which increased 39 basis points to 6.96% in 2000.

The largest dollar volume of interest-bearing liabilities is deposits where interest costs increased 63 basis points to 4.75% in 2000. The most significant component of interest expense in 2000 was interest paid on time deposits (Certificates of Deposits and Individual Retirement Accounts). In 2000, Peoples paid interest of $19,102,000, or 5.60%, on average time deposit balances of $341.0 million. In 1999, the average rate paid on time deposits was 5.01% on balances of $321.5 million.

The increased deposit costs in 2000 resulted from the upward repricing of the high dollar volume of Peoples' interest-bearing customer funding sources such as certificates of deposit and money market accounts. Management expects deposit pricing to be increasingly competitive and continues to focus its efforts toward increasing balances in non-interest bearing demand deposits, which grew, on average, $2.4 million to $81.2 million in average balances, and other lower cost deposit products.

In addition to core deposit growth, Peoples continued to use a combination of short-term and long-term borrowings as funding sources to fuel loan growth in 2000. The cost of borrowed funds increased 66 basis points to 5.58% in 2000. Costs of borrowed funds have increased due to recent rises in market interest rates as well as repricing of certain FHLB borrowings

Peoples' cash management services, offered to a variety of business customers, have provided short-term funding in the form of rate sensitive overnight repurchase agreements. In 2000, Peoples' average balances of these overnight repurchase agreements (excluding balances of national market repurchase agreements available through wholesale funding sources) increased $1.0 million to $31.2 million. The average rate paid in 2000 on overnight repurchase agreements totaled 5.39%, up 110 basis points from the prior year's average rate of 4.29%. Average total overnight repurchase agreements comprised a significant portion of Peoples' short-term borrowings. In late 1999 and continuing in 2000, Peoples accessed national market repurchase agreements in an effort to diversify Peoples' short-term funding sources as well as take advantage of marginally attractive short-term financing rates. National market repurchase agreements averaged $27.5 million in 2000 at an average rate of 6.37% compared to $18.6 million and an average rate of 5.69% in 1999.

Peoples also continued to use short-term FHLB advances to fund its earning assets in 2000. Average short-term FHLB balances increased from $5.5 million in 1999 to $40.5 in 2000. Interest costs on these short-term borrowings grew to $2,696,000, at an average rate of 6.55%, compared to $296,000, at an average rate of 5.40%, in 1999. Management will continue to use short-term FHLB borrowings as a funding source for earning assets when appropriate.

Long-term borrowing costs, which represent the largest average volume of borrowed fund costs, also increased compared to 1999. The rate paid on average long-term borrowings totaled 5.15% in 2000, up 21 basis points compared to 4.94% in 1999. The majority of Peoples' long-term borrowings are fixed rate FHLB borrowings with a call feature. Management plans to maintain access to long-term FHLB borrowings, with appropriate repricing characteristics, as a funding source.

PROVISION FOR LOAN LOSSES
In 2000, Peoples recorded a provision for loan losses of $2,322,000, compared to 1999's expense of $1,878,000. The provision is based upon management's continuing evaluation of the adequacy of the allowance for loan losses and is reflective of the volume concentrations, quality of the portfolio, and overall management assessment of the inherent credit risk.

As a result of continuing anticipated loan growth, trends in losses and delinquencies, and recent slowdowns affecting the economy, management anticipates that loan loss provision will increase in the first quarter of 2001 compared to recent quarterly expense of $600,000. Loan loss provision after the first quarter of 2001 will be dependent on loan delinquencies, portfolio risk, overall loan growth, general economic conditions in Peoples' markets and other factors management considers in evaluating the adequacy of the allowance. Further information can be found later in this discussion under "Allowance for Loan Losses."


NON-INTEREST INCOME
Peoples' non-interest income is generated from four primary sources: service charges on deposit accounts, income derived from fiduciary activities, insurance and investment commissions, and electronic banking revenues. During 2000, Peoples' CONNECTIONS sales process, aimed at enhancing client service through integrated, relationship-based selling initiatives, continued as the focal point of the consolidated marketing activity to targeted customers and prospects. This focus has led to loan and deposit growth, as well as increases in non-interest income. Non-interest income from operations (excluding securities and asset disposal transactions) reached new levels in 2000, totaling $9,027,000, an increase of $1,427,000 (or 18.8%) compared to 1999.

Peoples' service charge income on deposit accounts is based on the recovery of costs associated with services provided. Fee income generated from deposit accounts totaled $3,243,000 in 2000, an increase of $513,000 (or 18.8%) compared to $2,730,000 in 1999. Most of the increases are attributable to increases in the volume of overdrafts and non-sufficient fund fees, as well as growth in income generated from deposit services for business customers.

Income from fiduciary activities, which is based primarily on the market value of assets being managed, totaled $2,608,000 in 2000, down $26,000 (or 1.0%) from 1999's total of $2,634,000. At December 31, 2000, Peoples Bank's Investment and Trust Division managed assets with a market value of approximately $500 million down from $560 million at year-end 1999 due primarily to the U.S. stock market correction in 2000. Peoples continues to focus on strengthening its position in its core markets in order to increase the number of clients served. Management believes fiduciary revenues will continue to be significant contributors to Peoples' non-interest income in the future.

In addition to traditional sources of non-interest income, Peoples also offers a complete line of insurance and investment products through Peoples Insurance and Peoples Investments. Management believes these services are integral to Peoples' relationship and needs-based sales philosophy. Commissions on insurance and securities sales generated revenues of $1,283,000 in 2000, a $787,000 (or 159%) increase over the previous year. Peoples' life insurance and annuity sales accounted for a majority of the revenue growth with property and casualty insurance commission revenues also increasing during the last half of 2000 as Peoples Insurance client service teams continue to expand the number of clients served.

Peoples offers credit life and disability insurance, as well as life and property insurance to consumers in Ohio and West Virginia. Insurance products are underwritten by various insurance companies and are made available through licensed insurance agency affiliates of Peoples.

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

Electronic banking, which includes ATM and debit card services, direct deposit services, and Internet banking, is one of the many delivery channels offered by Peoples to provide products and services to customers. In 2000, electronic banking revenues totaled $1,220,000, an increase of $187,000 (or 18.1%) compared to the same period last year. The increased revenues are due primarily to growth in the number of debit card users as well as corresponding volume increases in debit card usage. Management will continue to focus on electronic banking as a source of revenue as the financial services industry develops additional e-commerce capabilities.

Management believes the recent growth in non-interest income reflects the success of Peoples' associates in professionally and quickly serving client needs. Management expects non-interest income will increase modestly in 2001 due to sustained insurance and investment revenue growth. Other traditional and non-traditional financial service products and delivery channels are evaluated regularly for potential inclusion in Peoples' product mix as management continues to explore new methods of enhancing non-interest income.


GAIN (LOSS) ON SECURITIES TRANSACTIONS
Peoples recorded net gains on securities transactions of $10,000 in 2000 compared to net losses of $104,000 the previous year. The net gains in 2000 were the result of normal portfolio management while the net losses in 1999 were due to Peoples repositioning its investment portfolio to improve pledging capabilities.


(LOSS) GAIN ON ASSET DISPOSALS
In 2000, losses on asset disposals, net of disposal gains, totaled $109,000 compared to net gains of $9,000 last year. In mid-2000, Peoples invested in a larger central processing unit, causing the increased net losses on asset disposals. Management believes the investment will enhance Peoples' processing capabilities, better support the integrated sales processes, and improve client service though speedier delivery of information, products, and services.


NON-INTEREST EXPENSE
Non-interest  expense  totaled  $31,062,000  in 2000, up  $2,865,000  (or 10.2%)
compared to 1999. Peoples implemented several strategic initiatives that increased current operating expenses. In early 2000, Peoples merged its three banking subsidiaries into a single national charter, which has enhanced abilities to meet financial needs of clients. While the internal merger caused increased expense in the near term, particularly professional fees and regulatory costs, management believes the merger will result in greater efficiencies in the long term.

When comparing 2000's non-interest expense information to 1999's results, a portion of the increase is due to the costs associated with the Trust Preferred Securities (combination of debt service expenses and amortization of associated capitalized issuance costs) and the timing of its issuance in 1999. Costs relating to the Trust Preferred Securities totaled $2,623,000 in 2000, an increase of $783,000 (or 42.6%) compared to 1999.

Salaries and benefits expense represents the largest component of non-interest expense. In 2000, salaries and benefits totaled $13,503,000 in 2000, up $1,679,000 (or 14.2%) compared to a year ago, accounting for a majority of the overall increase in non-interest expense. The increase in wages and benefits is due to commissions paid to insurance and investment associates, wage increases necessary to retain key personnel in the competitive labor market and corresponding increases in benefits, as well as modest increases in the number of Peoples' customer service associates. At December 31, 2000, Peoples had 388 full-time equivalent employees versus 385 at December 31, 1999. Management will continue to leverage its resources while retaining key associates, effectively optimizing customer service and return to shareholders.

Acquisitions and investments designed to enhance client service processes also affected net occupancy and furniture and equipment expenses, in particular depreciation expense. These expenses totaled $3,900,000, an increase of $274,000 (or 7.6%) compared to $3,626,000 in 1999. These increases can be attributed primarily to the depreciation of assets acquired through recent market expansion and construction projects at several of Peoples Bank's financial service centers (specifically three Wal-Mart Financial Service Centers opened in 1999 and 2000, as well as other banking center refurbishments), and increased depreciation of additional expenditures on technology.

Peoples' increased investment in technology and other customer-service enhancements, designed to add convenience and speed to product delivery, will also impact depreciation expense in the future. Management believes that Peoples' ability to serve a core sector of its markets in a cost effective manner is tied to its technology-based delivery channels.

Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for Peoples in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense less amortization of intangibles and non-recurring items as a percentage of the aggregate of fully tax equivalent net interest income and non-interest income) as an important indicator of performance. Gains and losses on sales of investment securities, as well as other nonrecurring charges, are not included in the calculation of Peoples' efficiency ratio. Management also compares non-interest income as a percentage of operational non-interest expense, which totaled 31.4% in 2000 compared to 29.8% in 1999.

In 2000, Peoples' efficiency ratio was 57.12% compared to 1999's ratio of 53.94%. The combination of compressed net interest margins and increased levels of non-interest expense have negatively affected Peoples' efficiency ratio. Management believes current investments in and expansion of client service efforts helps Peoples accomplish its goal of improving convenience, flexibility, and speed for clients. In 2001, management will focus on reducing non-interest expense growth rates without sacrificing client service levels or slowing Peoples' expansion into non-traditional products and services.


RETURN ON EQUITY
After removing the impact of intangibles and corresponding amortization, return on tangible equity increased to 22.90% in 2000 compared to 20.96% in 1999. Peoples' return on average stockholders' equity ("ROE") was 14.92% in 2000 compared to 13.27% a year earlier.

Using a portion of the proceeds from the Trust Preferred Securities issuance, Peoples implemented Stock Repurchase Programs that have favorably impacted ROE through the reduction in the number of outstanding common shares and the corresponding reduction in equity. Similar capital management enhancements to ROE will depend on the timing of common share repurchases and the availability of Peoples' common shares through the recently announced 2001 Stock Repurchase Program.

Peoples and its banking subsidiaries are considered well-capitalized under regulatory and industry standards of risk-based capital (as discussed in Note 13 of the Notes to Peoples' Consolidated Financial Statements) and such ratios grew stronger in 2000.


RETURN ON ASSETS
After removing the impact of intangibles and corresponding amortization, return on tangible assets was 1.19% in 2000 versus 1.30% in 1999. Return on average assets ("ROA") was 1.02% in 2000 compared to 1.09% a year ago. The Leverage Strategy implemented in 1999 significantly increased the Peoples' asset base and caused a reduction in Peoples' tangible return on assets and ROA.

Additional net interest income from the Leverage Strategy was offset primarily by the Trust Preferred Securities costs, resulting in lower ROA levels than previous periods. Management anticipates that ROA will remain relatively unchanged through the first part of 2001. Peoples will be challenged to employ its asset base in a manner that will produce higher returns on assets. Management intends to continue Peoples' strategic focus on ratios such as return on tangible equity, return on equity, cash earnings per share, and earnings per share.


INCOME TAX EXPENSE
Peoples has implemented tax reduction strategies, including investments in low income housing and historic tax credits, to reduce tax burden and lower effective tax rate. In 2000, Peoples' effective tax rate was 29.7% versus 31.0% in 1999 reflecting the success of these strategies. At December 31, 2000, Peoples' cumulative investment in these types of projects approximated $3.1 million. Peoples plans to make additional investments in various tax credit pools over the next several years with the total investment not expected to exceed $7 million. These investments are expected to benefit Peoples' future results of operations by reducing Peoples' effective tax rate. Management anticipates a similar effective tax rate in 2001 due to these investments and continues to explore other ways to reduce Peoples' tax burden.

OVERVIEW OF THE BALANCE SHEET
Total assets were $1.14 billion at December 31, 2000, an increase of $60.4 million (or 5.6%) compared to year-end 1999. Loan volume increased $77.1 million (or 11.7%) to $737.0 million, with most of the growth occurring in real estate and commercial loans.

Total liabilities increased $50.0 million (or 5.1%) since year-end 1999 to $1.02 billion at December 31, 2000. Due to growth of Peoples' interest bearing deposits, particularly money market accounts, Peoples' total deposits increased $29.4 million (or 4.0%) to $757.6 million in 2000. Peoples' total short-term borrowings increased $32.5 million (or 37.1%) to $119.9 million at December 31, 2000.

The April 1999 issuance of the Trust Preferred Securities is presented as "Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures." Peoples has classified the Trust Preferred Securities as "mezzanine" equity on its balance sheet, net of issuance costs of approximately $1.0 million, which are amortized over the term of the security indebtedness.

Stockholders' equity totaled $83.2 million at December 31, 2000, an increase of $10.3 million (or 14.2%) since December 31, 1999. At December 31, 1999, Peoples had $7.7 million of net unrealized losses on available-for-sale securities compared to $3.0 million of unrealized losses on available-for-sale securities at December 31, 2000. Peoples had a treasury share balance of $10.8 million at year-end 1999, compared to $3.6 million at December 31, 2000. In the first quarter of 2000, Peoples reissued treasury shares in connection with a 10% stock dividend to shareholders. Peoples expects to purchase treasury shares through the 2001 Stock Repurchase Plan, as appropriate and the stock benefit plans repurchase program as well as the deferred compensation plan that permits Peoples' directors to acquire common shares through deferral of director fees.


CASH AND CASH EQUIVALENTS
Peoples' cash and cash equivalents totaled $28.4 million at December 31, 2000, a decrease of $15.3 million compared to 1999. At year-end 1999, Peoples retained additional cash reserves for potential customer withdrawals related to the Y2K date change. Since Peoples did not experience any significant withdrawals, management redeployed the excess cash into earning assets in January 2000. Normally, management directs liquid funds into higher-yielding assets such as loans to meet loan demand in its markets and enhance profitability.

Management believes the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that mature within one year adequately serve Peoples' liquidity and performance needs. While total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs, these other sources of funds should enable Peoples to meet cash obligations and off-balance sheet commitments as they occur.


INVESTMENT SECURITIES
Investment securities totaled $330.5 million at year-end 2000, up $2.2 million (or 0.7%) compared to December 31, 1999, as a result of modest increases in the market value of the investment portfolio. All of Peoples' investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for Peoples in terms of selling securities as well as interest rate risk management opportunities. At December 31, 2000, the amortized cost of Peoples' investment securities totaled $335.1 million, resulting in unrealized depreciation in the investment portfolio of $4.6 million and a corresponding decrease in equity of $3.0 million.

Investments in U.S. Treasury securities and obligations of U.S. government agencies and corporations increased $5.3 million to $106.0 million at December 31, 2000. In 2000, investments in mortgage-backed securities decreased $3.9 million to $143.5 million and represented the largest segment of Peoples' investment securities portfolio. Peoples' balances in investment obligations of states and political subdivisions totaled $38.5 million at December 31, 2000, an increase of $3.3 million since year-end 1999. Corporate and other investments at December 31, 2000, totaled $42.5 million, a decrease of $2.5 million since year-end 1999.

Management may reduce investment securities in future periods as a mechanism to fund higher-yielding assets such as loans. Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee ("ALCO") meetings. The group also monitors net interest income, sets pricing guidelines, and manages interest rate risk for the Company. Through active balance sheet management and analysis of the investment securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and the various credit needs of its customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.


LOANS
Peoples' lending is primarily focused in central and southeastern Ohio, northern West Virginia, and northeastern Kentucky markets, and consists principally of retail lending, which includes single-family residential mortgages and other consumer loans. Gross loans totaled $737.0 million at December 31, 2000, an increase of $77.1 million (or 11.7%) since year-end 1999. Retail loan growth occurred primarily in Peoples' existing markets, while some commercial lending growth came from selected customers outside Peoples' primary geographic markets.

Peoples experienced significant loan growth during 2000 in commercial, financial, and agricultural loans ("commercial loans"), which increased $38.3 million (or 14.1%) to $310.6 million. At December 31, 2000, commercial loans comprised 42.1% of Peoples' total loan portfolio and represented the largest portion of the loan portfolio. Economic conditions in Peoples' markets have provided quality credit opportunities, in particular, in southeastern and central Ohio. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. Management expects commercial loan demand to moderate somewhat in 2001. In addition to the anticipated additional in-market penetration, Peoples will continue to selectively lend to customers outside its primary markets.

Real estate loans to Peoples' retail customers (including real estate construction loans) account for the second largest portion of the loan portfolio, comprising 41.2% of Peoples' total loan portfolio. Real estate mortgage loans totaled $303.6 million at December 31, 2000, up $37.1 million (or 13.9%) since year-end 1999.

Included in real estate loans are home equity credit lines ("Equilines"), which totaled $26.1 million at December 31, 2000, compared to $22.2 million at December 31, 1999. During 2000, Peoples offered a specially priced Equiline product to qualifying customers, which contributed to the Equiline balance increase. Management believes the Equiline loans are a competitive product with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a major focus of Peoples' lending due to the lower risk factors associated with this type of loan and the opportunity to provide additional products and services to these consumers at reasonable yields to Peoples.

Consumer lending continues to be a vital part of Peoples' core lending. In 2000, consumer loan balances (excluding credit card loans) increased $1.5 million (or 1.3%) to $115.9 million. The majority of Peoples' consumer loans are in the indirect lending area, which had loan balances of $71.2 million at December 31, 2000, compared to $69.9 million at December 31, 1999.

Peoples' credit card balances at December 31, 2000, totaled $6.9 million, up $0.2 million (or 2.9%) since year-end 1999. While management continues to explore new opportunities to serve credit card customers, those plans do not include the assumption of additional unnecessary risk merely for the sake of growth.

Management is pleased with the performance and quality of Peoples' consumer loan portfolio, which can be attributed to Peoples' commitment to a high level of customer service and the continued demand for indirect loans in the markets served by Peoples. Lenders use a tiered pricing system that enables Peoples to apply interest rates based on the corresponding risk associated with the indirect loan. Although consumer debt delinquency has increased in the financial services industry (due mostly to credit card debt), management's actions to reinforce Peoples' pricing system and underwriting criteria have tempered indirect lending delinquencies. Management plans to continue its focus on the use of this tiered pricing system in the future, combined with controlled growth of the indirect lending portfolio if economic conditions remain strong.


LOAN CONCENTRATION
Peoples' largest concentration of commercial loans is in credits to assisted living facilities/nursing homes, which comprised approximately 11.6% of Peoples' outstanding commercial loans at December 31, 2000, compared to 7.2% at year-end 1999. These lending opportunities have arisen due to recent industry growth in certain markets or contiguous areas. Management believes Peoples' loans to assisted living facilities/nursing homes do not present more than the normal amount of risk assumed in other types of lending.

While loans to assisted living facilities/nursing homes comprise the largest portion, loans to lodging and lodging related companies also represent a significant portion of Peoples' commercial loans. At December 31, 2000, lodging and lodging related loans accounted for 10.6% of Peoples' outstanding commercial loans, compared to 12.6% at year-end 1999.


ALLOWANCE FOR LOAN LOSSES
The loan portfolio analysis on pages 11 and 12 of this Form 10-K presents in detail an analysis of Peoples' loan portfolio, the allowance for loan losses, loan chargeoffs and recoveries by type of loan, and an allocation of the allowance for loan losses by major loan type.

Management continually monitors the loan portfolio through its Loan Review Department and Loan Loss Committee to determine the adequacy of the allowance for loan losses. This formal analysis determines the appropriate level of the allowance for loan losses, allocation of the allowance among loan types and the adequacy of the unallocated component of the allowance. The portion of the allowance allocated among the various loan types represents management's estimate of expected losses based upon specific allocations for individual lending relationships, historical loss experience for each category of loans, and other economic factors. The individual loan reviews are based upon specific qualitative and quantitative criteria, including the size of the loan and loan grades below a predetermined level. The historical experience factor is based upon historical loss experience, trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets.

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

The results of this analysis at December 31, 2000, indicated an increase in the amount allocated to the commercial category resulting from recent increases in Peoples' commercial loans outstanding and recent loss trends. The amount allocated to the remaining categories and the unallocated portion reflect the growth in the portfolios and changes in economic conditions. Management expects continued loan growth in 2001 and believes that the provision for losses will increase in the first quarter of 2001compared to the recent quarterly expense of $600,000.

Peoples' consumer loan net chargeoffs continue to comprise the largest portion of total net chargeoffs, reaching $715,000 in 2000 and accounting for 43.2% of total net chargeoffs. In comparison to 1999, consumer loan net chargeoffs increased $87,000 (or 13.9%) due to increased indirect loan chargeoffs. Commercial loan net chargeoffs totaled $702,000 in 2000, an increase of $440,000 over 1999. Although commercial loan net chargeoffs in 2000 grew significantly higher in comparison to 1999, management believes 2000's results are more reflective of Peoples' historical commercial loan chargeoff experience. Credit card net chargeoffs decreased $12,000 in comparison to 1999 to $167,000 in 2000. Real estate loan net chargeoffs were insignificant in 2000, demonstrating the quality of the portfolio.

Management evaluates Peoples' loan portfolio quality by monitoring the amount of nonperforming loans as a percentage of total loans. Nonperforming loans include loans 90 days or more past due, renegotiated loans, and loans classified as nonaccrual. At December 31, 2000, nonperforming loans totaled $5,142,000 compared to $2,105,000 in 1999 or 0.70% and 0.32% of total outstanding loans, respectively. The increase in nonperforming loans is due primarily to approximately $2 million of commercial loans from several different industries being placed on nonaccrual status in late 2000. Management considered these loans in establishing the allowance for loan losses at December 31, 2000. Peoples has taken aggressive steps to deal with the nonperforming loans. Despite the increase, management believes the current level of nonperforming loans is below peer group levels and is a reflection of the overall quality of Peoples' loan portfolio.

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

At December 31, 2000, the recorded investment in loans that were considered to be impaired under Statement of Financial Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by SFAS No. 118, was $9.1 million of which $5.3 million was accruing interest, and $3.8 million was nonaccrual loans. Included in this amount is $5.9 million of impaired loans for which the related allowance for loan losses is $2.0 million. The remaining impaired loan balances of $3.2 million do not have a related allocation of the allowance for loan losses as a result of write-downs, being well-secured, or possessing characteristics demonstrating ability to repay the loan. The average recorded investment in impaired loans in 2000 was approximately $8.8 million. In 2000, Peoples recognized interest income on impaired loans of $535,000, or 0.63% of Peoples' total interest income in the same period.


FUNDING SOURCES
Peoples considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for Peoples, totaling $757.6 million, or 74.6% of Peoples' funding sources at December 31, 2000.

Non-interest bearing deposits are core funding sources for Peoples. At December 31, 2000, non-interest bearing balances totaled $85.0 million, a $1.7 million (or 2.1%) increase compared to year-end 1999. Management intends to continue to focus on maintaining its base of lower-costing funding sources through product offerings that benefit customers who enhance their relationship with Peoples by using multiple products and services.

Interest-bearing deposits totaled $672.6 million at December 31, 2000, an increase of $27.7 million (or 4.3%) compared to year-end 1999. Interest-bearing transaction accounts were the largest growth component of Peoples' deposits, increasing $41.7 million (or 19.5%) to $256.5 million at December 31, 2000, due primarily to growth in Peoples' money market account balances. Peoples' money market accounts offer variable, competitive rates that allow clients some flexibility of transactions and the opportunity to earn higher investment yields.

In addition to growth of balances in money market accounts, Peoples offered a 17-month CD "special" throughout 2000. This product provided an attractive rate of return for customers, increased Peoples' competitive position to retain and grow deposits and helped fund loan growth. In early 2001, Peoples replaced the 17-month CD "special" with a 7-month CD "special." Management will continue to emphasize deposit-gathering in the future by offering special "relationship accounts" (both non-interest bearing and interest-bearing) based on other products and services offered while balancing deposit growth with adequate net interest margin to meet Peoples' strategic goals.

While traditional deposits serve as core funding sources, Peoples also accesses both short-term and long-term borrowings to fund its operations and investments. Peoples' short-term borrowings consist of federal funds purchased, commercial deposits held in overnight repurchase agreements, wholesale funds such as term repurchase agreements, and various FHLB borrowings. At December 31, 2000, short-term borrowings totaled $119.9 million, an increase of $32.5 million (or 37.1%) over year-end 1999.

The largest component of Peoples' short-term borrowing at December 31, 2000, was FHLB advances of $65.2 million, an increase of $42.7 million (or 190%), of which $11.5 million of the increase can be attributed to repayments of certain long-term, callable FHLB advances using short-term, repo-based FHLB advances. Growth in borrowings, such as FHLB advances, was due primarily to fund loan growth. In addition to short-term FHLB advances, Peoples had total short-term, national market repurchase agreement balances of $25.8 million at December 31, 2000, a decrease of $8.2 million (or 24.1%) compared to year-end 1999. Peoples also had $28.8 million of commercial overnight repurchase agreement balances with its customers at December 31, 2000, down $1.7 million (or 5.6%) from a year ago.

Short-term FHLB advances and national market repurchase agreements were accessed heavily at the end of 1999 to fund Peoples' Y2K cash reserves for potentially large customer deposit withdrawals. Those borrowings were repaid in early January 2000; however, Peoples continued to access these funding sources at various times during the year to balance liquidity needs and fund loan growth.

Peoples also maintains long-term borrowing capacity with the FHLB. Long-term FHLB advances decreased $11.5 million (or 7.8%) since year-end 1999, totaling $136.4 million at December 31, 2000. Peoples' long-term FHLB advances are primarily 10-year borrowings, with fixed rate features for periods of two, three, or four years, depending on the specific advance. Each advance, at the discretion of the FHLB, may reprice after its initial fixed rate period, and Peoples has the option to repay any repriced advance without penalty, or allow the borrowing to reprice to a LIBOR based, variable product. In June 2000, management opted to repay long-term FHLB advances that would have repriced to current market rates of interest to take advantage of potential cost savings using other available short-term advances. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.

Peoples also has a variable rate, long-term note with an unaffiliated financial institution. The original principal balance of the note was $3.0 million and was used to finance an acquisition in early 1997. Principal payments began in 1998 and continue semiannually over the next three years. At December 31, 2000, the balance was $2.1 million, a decrease of $0.3 million since year-end 1999.


CAPITAL/STOCKHOLDERS' EQUITY
During the year ended December 31, 2000, stockholders' equity increased approximately $10.3 million (or 14.2%) to $83.2 million. In 2000, Peoples had net income of $11.1 million and paid dividends of $3.7 million, a dividend payout ratio of 33.1% of earnings, compared to a ratio of 31.8% in 1999. Management believes recent dividends represent an acceptable payout ratio for Peoples and anticipates similar payout ratios in future periods through quarterly dividends.

At December 31, 2000, the adjustment for the net unrealized holding loss on available-for-sale securities, net of deferred income taxes, totaled $3.0 million, a change of $4.7 million since year-end 1999. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' balance sheet are more sensitive to the changing market values of investments. The changes in market value of Peoples' investment portfolio directly impacted Peoples' stockholders' equity. Management believes Peoples' capital continues to provide a strong base for profitable growth.

Banking regulators have established risk-based capital requirements designed to measure capital adequacy and the relative risks of various assets banks hold in their portfolios through risk-based capital ratios. As part of these requirements, each asset is assigned a risk weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets). Peoples and Peoples Bank have complied with these requirements. Detailed information concerning Peoples' risk-based capital ratios can be found in Note 13 of the Notes to the Consolidated Financial Statements.

At December 31, 2000, Peoples' and Peoples Bank's risk-based capital ratios were above the minimum standards for a well-capitalized institution. Peoples' risk-based capital ratio of 14.21% at December 31, 2000, is well above the well-capitalized standard of 10%. Peoples' Tier 1 capital ratio of 12.83% also exceeded the well-capitalized minimum of 6%. The Leverage ratio at year-end 2000 was 9.62% and was also above the well-capitalized standard of 5%.

Since April 1999, Peoples has repurchased common shares through the 1999 and 2000 Stock Repurchase Programs. During 2000, Peoples purchased 103,000 shares in open market and privately negotiated transactions at a weighted average price of $16.17 per share. Peoples is authorized to purchase up to 125,000 shares (or 2% of outstanding shares) in 2001 as part of the 2001 Stock Repurchased Program. The timing of the purchases and the actual number of common shares purchased have depended and will continue to depend on market conditions.

In June 1998, Peoples implemented a formal plan to purchase treasury shares for use in its stock option plans. The formal plan serves as the basis for treasury purchases in anticipation of Peoples' projected stock option exercises and is based upon specific criteria related to market prices, as well as the number of common shares expected to be reissued under Peoples' stock option plans. Under the plan, Peoples is currently authorized to repurchase 18,150 common shares each quarter. During 2000, Peoples purchased 56,450 treasury shares at a weighted-average price of $17.64 per share, totaling $1.0 million. Management expects to purchase similar share amounts in future quarters for use in its stock option plans. Future changes, if any, to Peoples' systematic share repurchase program may be necessary to respond to the number of common shares expected to be reissued for Peoples' stock option plans. Management intends to continue its systematic quarterly treasury share program.

Peoples also maintains the Peoples Bancorp Inc. Deferred Compensation Plan ("Deferred Compensation Plan") for the directors of Peoples and its subsidiaries. The Deferred Compensation Plan is designed to recognize the value to Peoples of the past and present service of its directors and encourage their continued service through implementation of a deferred compensation plan. The Deferred Compensation Plan allows directors to direct the fees earned for their services into deferred accounts that are invested either in Peoples' common shares or in time deposits, at the specific director's discretion at the time of entering the Plan. As a result and in accordance with accounting regulations, the account balances invested in Peoples' common shares are reported as treasury stock in Peoples' financial statements. At December 31, 2000, the Deferred Compensation Plan and its participants were entitled to $0.9 million of Peoples' common shares, which is a reduction to the equity balance of Peoples. Management does not expect the Deferred Compensation Plan to have a material impact on future financial statements or results of operations of Peoples.


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

Interest Rate Risk
------------------
The most significant risk resulting from Peoples' normal business of extending loans and accepting deposits, is interest rate risk. Interest rate risk ("IRR") is the potential for economic loss due to future interest rate changes which can impact both the earnings stream as well as market values of financial assets and liabilities. Peoples' management has charged the ALCO with the overall management of Peoples' and its subsidiary bank's balance sheet and off-balance sheet transactions related to the management of IRR. The ALCO strives to keep Peoples focused on the future, anticipating and exploring alternatives, rather than simply reacting to change after the fact.

To this end, the ALCO has established an interest rate risk management policy that sets the minimum requirements and guidelines for monitoring and controlling the level and amount of interest rate risk. The objective of the interest rate risk policy is to encourage management to adhere to sound fundamentals of banking while allowing sufficient flexibility to exercise the creativity and innovations necessary to meet the challenges of changing markets. The ultimate goal of these policies is to optimize net interest income within the constraints of prudent capital adequacy, liquidity, and safety.

Peoples' ALCO relies on different methods of assessing interest rate risk including simulating net interest income, monitoring the sensitivity of the net present market value of equity, and monitoring the difference or gap between maturing or rate-sensitive assets and liabilities over various time periods. The ALCO places emphasis on simulation modeling as the most beneficial measurement of interest rate risk because it is a dynamic measure. By employing a simulation process that measures the impact of potential changes in interest rates and balance sheet structures and by establishing limits on changes in net income and net market value, the ALCO is better able to evaluate the possible risks associated with alternative strategies.

The simulation process starts with a base case simulation that represents projections of current balance sheet growth trends. Base case simulation results are prepared under an assumed flat interest rate scenario and at least two alternative interest rate scenarios, one rising and one declining, assuming parallel yield curve shifts. Comparisons showing the earnings variance from the flat rate forecast illustrate the risks associated with the current balance sheet strategy. When necessary, additional balance sheet strategies are developed and simulations prepared. These additional simulations are run with the same interest rate scenarios used with the base case simulation and/or using different yield curves. The additional strategies are used to measure yield curve risk, prepayment risk, basis risk, and index lag risk inherent in the balance sheet. Comparisons showing the earnings and equity value variance from the base case provide the ALCO with information concerning the risks associated with implementing the alternative strategies. The results from model simulations are reviewed for indications of whether current interest rate risk strategies are accomplishing their goal and, if not, the ALCO evaluates alternative strategies. The ALCO periodically reviews the appropriateness of the assumptions used in the modeling and the overall techniques employed.

Peoples monitors interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet have been established. To monitor the short-term exposure to interest rate risk, the ALCO limited the earnings at risk of the bank to 10% or less from base case for each 1% shift in interest rates. To monitor the long-term exposure to interest rate risk, management has limited the negative impact on net equity value to 40% or less when interest rates shift 2% and 75% when rates shift 4%, respectively. For an assessment of the current interest rate risk position, the ALCO reviews static gap measures for specific time periods focusing on one-year cumulative gap. Based on historical trends and performance, the ALCO has determined that the ratio of the one-year cumulative gap should be within 15% of earning assets.

The following table is provided to show the estimated earnings at risk and value at risk positions of Peoples at December 31, 2000 (dollars in thousands):

        Immediate
      Interest Rate               Estimated                    Estimated
  Increase (Decrease) in     (Decrease) Increase        (Decrease) Increase in
       Basis Points         In Net Interest Income     Economic Value of Equity

            300                $ (5,351)    (13.4)%     $(10,052)       (9.6)%
            200                  (3,550)     (8.9)        (7,118)       (6.8)
            100                  (1,766)     (4.4)        (3,779)       (3.6)
           (100)                  1,513       3.8          3,259         3.1
           (200)                  3,010       7.6          6,946         6.6
           (300)               $  4,492      11.3 %     $ 11,102        10.6 %


The interest risk analysis shows that Peoples is moderately liability sensitive. This means that downward moving interest rates should favorably impact net interest income and upward moving interest rates should negatively impact net interest income. The analysis also shows that for all simulations and all scenarios, Peoples is within the interest rate risk limits that the ALCO has established in the policy. Peoples was within the policy limits at all measured points during the preceding year.

The liability sensitivity increased in the past twelve months due to the loan growth Peoples experienced in 2000. To protect earnings streams should there be an increase in interest rates (or hedge the liability sensitivity), the ALCO authorized the purchase of interest rate options, termed caps, that will provide additional income if there is a significant increase in interest rates.

Liquidity
---------
Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated and unanticipated operating cash needs, loan demand, and deposit withdrawals, without incurring a sustained negative impact on profitability. The ALCO's policy for liquidity management sets limits on the net liquidity position of Peoples and the concentration of non-core funding sources.

The main source of liquidity for Peoples is deposit growth. Liquidity is also provided from cash generated from assets such as maturities, principal payments and income from loans and investment securities. In 2000, cash provided by financing activities totaled $44.5 million due to the growth of short-term borrowings and interest-bearing deposit growth, while outflows from investing activity totaled $75.7 million. The majority of the increase in cash outflows from investing activities occurred as a result of the growth in Peoples' loan portfolio. Peoples, when appropriate, takes advantage of external sources of funds such as advances from the Federal Home Loan Bank, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that enable Peoples to match funding dates with contractual maturity dates of assets. Securities in the investment portfolio that are available for sale can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile liabilities, non-core deposits and brokered funds, from liquid assets, short-term investments and unpledged available-for-sale securities. As of December 31, 1999, the net liquidity position of Peoples was $105.2 million (or 9.81% of total assets). As of December 31, 2000, the net liquidity position of Peoples was $99.2 million (or 8.74% of total assets). The decrease in 2000 is the result of maturities in available-for-sale securities, which were used to fund loan growth. The liquidity position as of year-end was within Peoples' policy limit of negative 10% of total assets. The ALCO believes Peoples has sufficient liquidity to meet current obligations to borrowers, depositors, debt holders, and others.


EFFECTS OF INFLATION ON FINANCIAL STATEMENTS
Substantially all of the Company's assets relate to banking and are monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the banking industry, typically monetary assets exceed monetary liabilities. Therefore, as prices have recently increased, financial institutions experienced a decline in the purchasing power of their net assets.


FUTURE OUTLOOK
Despite recent challenges facing the financial services industry, Peoples attained several key financial goals in 2000 including double-digit growth in earnings per share, enhanced return on shareholders' equity, growth in loan balances, increased non-interest revenues, and continued expansion of Peoples' integrated, needs-based sales process using its CONNECTIONS theme to successfully grow client relationships. Part of the reason for Peoples' financial success in 2000 was the execution of the Stock Repurchase Programs, which helped to enhance return on shareholders' equity and earnings per share. Peoples' ability to achieve similar success in 2001 will be influenced by potential stock purchases under the 2001 Stock Repurchase Program, as well as numerous factors that affect the financial services industry such as interest rate changes.

Peoples experienced growth in net interest income in 2000 even though rising interest rates, which negatively impacted Peoples' interest-bearing liabilities, were a continuing challenge. Management continues to refine and update its Asset/Liability simulation modeling process, most recently in response to interest rate reductions by the Federal Reserve in early 2001. Despite these reductions, net interest income and margins will be challenged in early 2001 as pricing pressure from other competitors further compresses margins, a challenge facing the entire financial services industry. Management has already taken steps to reduce longer-term interest rate exposure by lowering CD and IRA rates and terms from a 17-month "special" offered throughout 2000 to a 7-month "special." While this change should result in improved net interest income, any improvement will be at least partially offset by decreases in prime based commercial loans resulting from the Federal Reserve's recent 100 basis point decrease in rates.

In early 2000, Peoples merged its three banking subsidiaries into a single national charter and incurred additional expenses, such as professional fees and regulatory costs, for first-year integration costs. The consolidation gives Peoples' clients access to all 40 sales offices, 27 ATMs, and Internet banking in addition to connecting the northeastern Kentucky markets with contiguous Ohio and West Virginia markets. While the merger has already produced many positive results in 2000, including enhanced ability to meet all the financial needs of Peoples' clients and reduced regulatory burden, Peoples' focus in 2001 will be further product integration and market penetration.

The start of 2001 has already been marked by expansion with the opening of Peoples' Emerson Avenue Financial Services Center, Peoples' fourth banking center in Wood County, West Virginia. The office includes some unique features compared to Peoples' other sales offices such as a "Home Resource Center", an "Investment Resource Center" and an "Internet Cafe". Since opening on January 2 in Parkersburg, the Emerson Avenue Financial Services Center has been featured in AmericanBanker.com, local and regional newspapares, and other media outlets, for its creative layout and inviting customer service areas. Management believes the Emerson Avenue Financial Services Center is a model that can be duplicated in some of Peoples' existing sales office.

In addition to the opening of the Emerson Avenue Financial Services Center, Peoples Bank opened its 40th sales office with the completion of the merger acquisition of Lower Salem Commercial Bank of Lower Salem, Ohio, on February, 23, 2001. Lower Salem represents an opportunity for Peoples to expand its presence in northern Washington County. Management's focus now shifts to the integration of non-traditional products, such as investments and insurance, with the traditional products Lower Salem currently offers.

Peoples' personal relationships and electronic access connect clients with Peoples in ways not available a decade ago. E-commerce has generated much hype in recent years; however, Peoples has approached the e-world with the same "progressively conservative" attitude that has proven successful in its banking model. While technology such as the Internet, Peoples OnLine Connection and Peoples' TeleBank continue to be areas of focus, Peoples does not plan to supplant the personal contact that Peoples' traditional banking centers currently offer. Management believes such technology provides Peoples with new ways of enhancing product and service delivery and strengthening client relationships.

In 2001, Peoples will continue to focus on increasing its fee-based business since the margin-based business is dependent on the unpredictable interest rate environment. One of Peoples' main goals is the complete integration of its traditional products with newer, non-traditional products, such as investments and insurance. Through this integration and continued focus, Peoples' clients will have access to a world of financial products through their preferred delivery channel. Management anticipates that a significant portion of future earnings growth will be derived from the expanded fee-base business.

Mergers and acquisitions remain a viable strategic option for continuing growth of operations and scope of client service as well as a viable method of enhancing Peoples' earnings potential. Management will continue to pursue appropriate business opportunities that complement existing company locations and revenue growth strategies through a variety of means including mergers and acquisitions. Future acquisitions, if they occur, may not be limited to specific geographic location or proximity to current market, but ultimately will depend upon opportunities that complement Peoples' core competencies and strategic intent.

Management believes Peoples is positioned for continued revenue growth in 2001 and beyond. Although competition for loans and deposits, as well as short-term borrowing costs, continue to impact Peoples' short-term profitability due to challenges to net interest income levels, management will continue to analyze and implement strategies designed to enhance the long-term value of Peoples. Peoples' many sales associates are firmly committed to client service and long-term stakeholder success.


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


COMPARISON OF 1999 TO 1998
Peoples reported an increase in net income of 6.7%, to $10.7 million in 1999 from $10.0 million in 1998. Diluted earnings per share totaled $1.53 for the year ended December 31, 1999, compared to $1.40 in 1998. Cash basis earnings, which removes the after-tax impact of intangible amortization expense, increased $0.19 to $1.79 per diluted share for the year ended December 31, 1999, compared to $1.60 in 1998. Peoples' core earnings increased due to stronger earnings in existing business units and additional revenue streams associated with business acquisitions.

For the year ended December 31, 1999, return on average assets was 1.09%, compared to 1.20% in 1998. The Leverage Strategy implemented during the second quarter of 1999 significantly increased Peoples' asset base thus causing the decrease in ROA. In 1999, return on stockholders' equity increased to 13.27% compared to 12.21% in 1998. Using a portion of the proceeds from the Trust Preferred Securities issuance, Peoples implemented the 1999 Stock Repurchase Program that reduced the number of outstanding common shares and total equity and enhanced ROE in 1999.

Peoples recorded net interest income of $38.1 million in 1999, an increase of 17.5% compared to 1998, as total interest income reached $72.3 million and interest expense totaled $34.2 million. Net interest margin decreased in 1999 to 4.35% from 4.47% in 1998. Yield on earning assets totaled 8.14% in 1999, compared to 8.45% the prior year. A significant contributor to this decline was the decrease in Peoples' loan portfolio yield, which dropped 37 basis points to 8.83% in 1999 as a result of increased demand for loans in the markets Peoples serves. Compared to 1998, cost of interest-bearing liabilities decreased 25 basis points to 4.29% in 1999. Deposit costs decreased due to a combination of lowering time deposit rates and the acquisition of lower interest cost funding sources from the West Virginia Banking Center Acquisition.

Peoples' provision for loan losses totaled $1,878,000 in 1999, down $447,000 compared to 1998, a decrease of 19.2%. Overall improvement in the loan portfolio's quality and associated credit risk combined with an adequate allowance for loan losses provided the basis to reduce the provision for loan losses during 1999. At December 31, 1999, Peoples' allowance for loan losses as a percentage of total loans was 1.56%, compared to a year-end 1998 ratio of 1.67%.

Non-interest income from operations (excluding securities transactions) totaled $7,633,000 in 1999, an increase of 11.9% compared to 1998. In 1999, deposit account service charge income increased $497,000 (or 22.3%) to $2,730,000. A primary cause for this increase was a full-year's impact of the West Virginia Banking Center Acquisition and its associated $121 million in deposits, which provided the base for increased fee income. Income from fiduciary activities totaled $2,634,000, an increase of 13.3% compared to 1998. Electronic banking income totaled $1,033,000 in 1999, up $116,000 (or 12.6%) over the prior year. Electronic banking income increased primarily due to growth in the number of debit card users and the associated volume increases in debit card usage.

For the year ended December 31, 1999, non-interest expense totaled $28,197,000, up $4,921,000 (or 21.1%) compared to 1998. The majority of the increase in 1999's non-interest expense is the result of acquisitions and the Trust Preferred Securities issuance. Compared to 1998, salaries and benefits expense increased $1,728,000 (or 17.1%) to $11,824,000 in 1999. Furniture and equipment expenses totaled $1,787,000 in 1999, up $59,000 (or 3.4%), and net occupancy expense totaled $1,839,000 in 1999, an increase of $242,000 (or 15.2%) compared to the previous year. These increases can be attributed primarily to the depreciation of the assets purchased in business acquisitions (in particular the West Virginia Banking Center Acquisition), and the completion of various branch banking office construction projects during 1999. Non-operational items also contributed to the increase in non-interest expense. In particular, amortization of intangibles totaled $2,639,000, up 546,000 (or 26.1%) compared to 1998, with most of the increase due to the West Virginia Banking Center Acquisition in 1999.

Total assets reached $1.08 billion at December 31, 1999, up $195 million compared to year-end 1998. Asset growth can be attributed primarily to the Leverage Strategy implemented during the second quarter of 1999 with the largest growth occurring in the investment securities portfolio, which increased $95.7 million (or 39.4%) from year-end 1998 to $328.3 million at December 31, 1999. Loans continued to be the largest earning asset component for Peoples totaling $659.8 million at year-end 1999, an increase of $92.0 million (or 16.2%) compared to year-end 1998 due to continued loan demand in Peoples' established markets. While each of Peoples' loan categories experienced strong growth, a majority of the growth occurred in the commercial loan portfolio. Average loans totaled 85.1% of average deposits in 1999, up from 80.9% at year-end 1998.

While Peoples considers a variety of funding sources, traditional deposits continue to be the most significant source of funds totaling $782.2 million, or 75.4% of Peoples' funding sources at December 31, 1999. In additional to traditional deposits, Peoples utilizes both short-term and long-term borrowings to fund operations and investments. Short-term borrowings totaled $87.4 million at year-end 1999, up $54.9 million since year-end 1998 while long-term borrowings totaled $150.3 million at December 31, 1999, compared to $40.7 million a year earlier. Short-term FHLB advances and national market repurchase agreements, which were accessed heavily at year-end 1999 to fund Peoples' Y2K cash reserves, accounted for a majority of the increase in short-term borrowings. As for the increase in long-term borrowings, Peoples advanced $110 million in FHLB borrowings to fund investment securities purchased in the Leverage Strategy.

Total stockholders' equity decreased approximately $13.1 million to $72.9 million at December 31, 1999. This decrease is the result of implementing the 1999 Stock Repurchase Program and increased net unrealized holding losses on available-for-sale securities. At December 31, 1999, the adjustment for the net unrealized holding losses on available-for-sale securities totaled $7.6 million, a change of $11.2 million from the previous year. Peoples had a treasury share balance of $10.8 million at December 31, 1999, compared to $1.8 million at year-end 1998. In 1999, Peoples' dividend payout ratio was 31.8% of earnings compared to 30.4% in 1998.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
------------------------------------------------------------------------

Please refer to pages 27 and 28 in Item 7 of this Form 10-K.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
--------------------------------------------------------

The Consolidated Financial Statements and accompanying notes, and the report of independent auditors, are set forth immediately following Item 9 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------

No response required.




PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

 (Dollars in Thousands except Share Data)
                                                               December 31,
ASSETS                                                   2000             1999
Cash and cash equivalents:
     Cash and due from banks                     $     28,242    $      42,713
     Interest-bearing deposits in other banks             207            1,038

-------------------------------------------------------------------------------
          Total cash and cash equivalents              28,449           43,751
-------------------------------------------------------------------------------

Available-for-sale investment securities,
   at estimated fair value (amortized cost
   of $335,111 in 2000 and $340,082 in 1999)          330,521          328,306
-------------------------------------------------------------------------------

Loans, net of deferred fees and costs                 736,965          659,833
Allowance for loan losses                             (10,930)         (10,264)
-------------------------------------------------------------------------------
          Net loans                                   726,035          649,569
-------------------------------------------------------------------------------

Bank premises and equipment, net                       15,565           15,321
Other assets                                           35,264           38,503
-------------------------------------------------------------------------------
      TOTAL ASSETS                               $  1,135,834     $  1,075,450
===============================================================================

LIABILITIES
Deposits:
     Non-interest bearing                        $      84,974    $     83,267
     Interest bearing                                  672,647         644,940
-------------------------------------------------------------------------------

          Total deposits                               757,621         728,207
-------------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased and securities
        sold under agreements to repurchase             54,729          64,989
     Federal Home Loan Bank advances                    65,186          22,450
-------------------------------------------------------------------------------

          Total short-term borrowings                  119,915          87,439
-------------------------------------------------------------------------------

Long-term borrowings                                   138,511         150,338
Accrued expenses and other liabilities                   7,572           7,606
-------------------------------------------------------------------------------
       TOTAL LIABILITIES                             1,023,619         973,590
-------------------------------------------------------------------------------

Guaranteed preferred beneficial interests
        in junior subordinated debentures
        ("Trust Preferred Securities")                  29,021          28,986

Stockholders' Equity
Common stock, no par value,
       12,000,000 shares authorized,
       6,679,028 shares issued in 2000 and
       6,387,509 issued in 1999,including
       shares in treasury                               66,364          65,043
Accumulated comprehensive income, net of
       deferred income taxes                            (2,983)         (7,654)
Retained earnings                                       23,381          26,241
-------------------------------------------------------------------------------
                                                        86,762          83,630
Treasury stock, at cost, 189,357 shares
       in 2000 and 398,662 shares in 1999               (3,568)        (10,756)
-------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                       83,194          72,874
-------------------------------------------------------------------------------
       TOTAL LIABILITIES, MINORITY INTERESTS
             AND STOCKHOLDERS' EQUITY            $    1,135,834    $  1,075,450
===============================================================================

See Notes to Consolidated Financial Statements.

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, except Per Share Data)                                         Year ended December 31,
                                                                              2000                 1999                  1998
INTEREST INCOME:
     Interest and fees on loans                                      $      63,352        $      53,223         $      48,857
     Interest and dividends on:
          Obligations of U.S. government and its agencies                   16,405               13,450                 9,500
          Obligations of states and political subdivisions                   1,798                2,261                 1,886
     Other interest income                                                   3,574                3,412                 3,402
------------------------------------------------------------------------------------------------------------------------------
               Total interest income                                        85,129               72,346                63,645
------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
     Interest on deposits                                                   31,259               25,956                26,051
     Interest on short-term borrowings                                       6,162                2,655                 2,241
     Interest on long-term borrowings                                        7,418                5,647                 2,205
------------------------------------------------------------------------------------------------------------------------------
               Total interest expense                                       44,839               34,258                30,497
------------------------------------------------------------------------------------------------------------------------------
               Net interest income                                          40,290               38,088                33,148
Provision for loan losses                                                    2,322                1,878                 2,325
------------------------------------------------------------------------------------------------------------------------------
               Net interest income after provision for loan losses          37,968               36,210                30,823
------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
    Service charges on deposit accounts                                      3,243                2,730                 2,233
    Income from fiduciary activities                                         2,608                2,634                 2,325
    Investment and insurance commissions                                     1,283                  496                   431
    Electronic banking income                                                1,220                1,033                   917
    Gain (loss) on securities transactions                                      10                 (104)                  418
    Other                                                                      564                  740                   914
------------------------------------------------------------------------------------------------------------------------------
               Total other income                                            8,928                7,529                 7,238
------------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
    Salaries and employee benefits                                          13,503               11,824                10,096
    Trust Preferred Securities expense                                       2,623                1,840                    --
    Amortization of intangibles                                              2,284                2,639                 2,093
    Net occupancy                                                            2,043                1,839                 1,597
    Equipment                                                                1,857                1,787                 1,728
    Data processing and software                                             1,033                  966                   763
    Supplies                                                                   653                  661                   779
    Other                                                                    7,066                6,641                 6,220
------------------------------------------------------------------------------------------------------------------------------
               Total other expenses                                         31,062               28,197                23,276
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                  15,834               15,542                14,785
------------------------------------------------------------------------------------------------------------------------------
Income taxes:
    Current                                                                  4,886                4,556                 4,869
    Deferred                                                                  (178)                 268                  (129)
------------------------------------------------------------------------------------------------------------------------------
Total income taxes                                                           4,708                4,824                 4,740
------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                           $      11,126        $      10,718        $       10,045
==============================================================================================================================

EARNINGS PER SHARE:
    Basic                                                            $        1.71        $        1.57        $         1.44
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                          $        1.69        $        1.53        $         1.40
------------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic                                                                6,523,808            6,846,071             6,975,989
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                              6,600,160            7,023,921             7,186,616
------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in Thousands, except Share and Per                                                Accumulated
Share Data)
                                                                                              Other
                                                     Common Stock             Retained    Comprehensive     Treasury
                                                 Shares         Amount        Earnings       Income (1)      Stock           Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                      3,831,206   $     50,001   $    26,448         2,369    $          0   $    78,818
-----------------------------------------------------------------------------------------------------------------------------------
Adjustment for the effect of 3-for-2
   common stock split                           1,915,603
Comprehensive Income:                                                           10,045                                      10,045
   Net Income
   Other Comprehensive income, net of tax:
      Unrealized gains on available-for-sale
      securities,
        Net of reclassification adjustment                                                     1,219                         1,219
                                                                                                                         ----------
         Total comprehensive income                                                                                         11,264
Purchase of treasury stock, 71,057 shares                                                                     (2,059)       (2,059)
Exercise of common stock options
   (reissued 19,026 treasury shares)               28,451            370                                         237           607
Issuance of common stock under dividend
   reinvestment plan                               14,888            436                                                       436
Cash dividends declared of $0.44 per share                                      (3,052)                                     (3,052)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                      5,790,148   $     50,807   $    33,441         3,588    $     (1,822)  $    86,014
-----------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
   Net Income                                                                   10,718                                      10,718
   Other Comprehensive income, net of tax:
      Unrealized loss on available-for-sale
      securities,
        Net of reclassification adjustment                                                   (11,242)                      (11,242)
                                                                                                                         ----------
         Total comprehensive income                                                                                           (524)
Purchase of treasury stock, 379,636 shares                                                                   (10,256)      (10,256)
Distribution of treasury stock from deferred
   compensation plan                                                                                               5             5
10% stock dividend                                579,505         14,512      (14,512)
Exercise of common stock options
   (reissued 43,368 treasury shares)                                (838)                                      1,317           479
Tax benefit from exercise of stock options                           121                                                       121
Issuance of common stock under dividend
   reinvestment plan                               17,856            441                                                       441
Cash dividends declared of $0.50 per share                                      (3,406)                                     (3,406)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                      6,387,509   $     65,043   $    26,241        (7,654)   $   (10,756)   $    72,874
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
   Net Income                                                                   11,126                                      11,126
   Other Comprehensive income, net of tax:
      Unrealized gains on available-for-sale
      securities,
        Net of reclassification adjustment                                                     4,671                         4,671
                                                                                                                         ----------
         Total comprehensive income                                                                                         15,797
Purchase of treasury stock, 148,321 shares                                                                    (2,717)       (2,717)
Distribution of treasury stock from deferred
   compensation plan                                                                                             125           125
10% stock dividend                                269,597          1,469       (10,308)                        8,839
Exercise of common stock options
   (reissued 39,517 treasury shares)                                (552)                                        941           389
Tax benefit from exercise of stock options                            58                                                        58
Issuance of common stock under dividend
   reinvestment plan                               21,922            346                                                       346
Cash dividends declared of $0.56 per share                                      (3,678)                                     (3,678)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                      6,679,028   $     66,364   $    23,381        (2,983)   $     (3,568)  $    83,194
-----------------------------------------------------------------------------------------------------------------------------------

(1) Disclosure of reclassification amount for the years ended:                                   2000          1999          1998
    Net unrealized appreciation (depreciation) arising during period, net of tax            $     4,678   $  (11,310)   $   1,491
    Less: reclassification adjustment for net securities gains (losses) included in
        net income, net of tax                                                                        7          (68)         272
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized appreciation (depreciation) on investment                                  $       4,671   $  (11,242)   $   1,219
----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                                                Year ended December 31,
                                                                           2000                 1999                  1998
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $       11,126        $      10,718        $       10,045
     Adjustments to reconcile net income to net cash provided:
             Provision for loan losses                                        2,322                1,878                 2,325
             (Gain) loss on securities transactions                             (10)                 104                  (418)
             Depreciation, amortization, and accretion                        4,613                4,997                 5,095
             Increase in interest receivable                                 (1,029)              (1,572)                 (630)
             Increase in interest payable                                       256                  712                   257
             Deferred income tax (benefit) expense                             (178)                 268                  (129)
             Deferral of loan origination fees and costs                       (116)                  (1)                   56
             Other, net                                                      (1,054)              (3,225)               (3,325)
-------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                          15,930               13,879                13,276
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of available-for-sale securities                             (23,391)            (174,750)             (138,141)
     Proceeds from sales of available-for-sale securities                     3,242               21,565                20,349
     Proceeds from maturities of available-for-sale securities               25,337               43,507                58,964
     Net increase in loans                                                  (78,375)             (92,169)              (26,955)
     Purchase of loans                                                           --                   --               (11,772)
     Expenditures for premises and equipment                                 (2,427)              (2,156)               (3,011)
     Proceeds from sales of other real estate owned                             296                  277                   200
     Acquisitions, net of cash received                                          --                4,010               100,170
     Investment in limited partnership and tax credit funds                    (400)              (1,336)               (2,036)
-------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                              (75,718)            (201,052)               (2,232)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in non-interest bearing deposits                            1,707                  576                 5,234
     Net increase (decrease) in interest bearing deposits                    27,720                8,331               (19,489)
     Net increase (decrease) in short-term borrowings                        32,476               54,925                (3,596)
     Proceeds from long-term borrowings                                          --              127,000                37,973
     Payments on long-term borrowings                                       (11,827)             (17,326)              (25,886)
     Cash dividends paid                                                     (3,262)              (2,926)               (2,538)
     Purchase of treasury stock                                              (2,717)             (10,255)               (2,059)
     Proceeds from issuance of common stock for stock options                   389                  478                   607
     Proceeds from issuance of Trust Preferred Securities                        --               30,000                    --
-------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities                44,486              190,803                (9,754)

-------------------------------------------------------------------------------------------------------------------------------
          Net (decrease) increase in cash and cash equivalents              (15,302)               3,630                 1,290
Cash and cash equivalents at beginning of year                               43,751               40,121                38,831

-------------------------------------------------------------------------------------------------------------------------------
          CASH AND CASH EQUIVALENTS AT END OF YEAR                   $       28,449        $      43,751        $       40,121
===============================================================================================================================

Supplemental cash flow information:
     Interest paid                                                   $       39,415        $      29,760        $       26,831
-------------------------------------------------------------------------------------------------------------------------------
     Income taxes paid                                               $        3,960        $       4,035        $        5,542
-------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:
      The accounting and reporting policies of Peoples Bancorp Inc. and Subsidiaries ("Peoples") conform to accounting principles generally accepted in the United States and to general practices within the banking industry. Peoples considers all of its principal activities to be banking related. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts to conform to the 2000 presentation. Such reclassifications had no impact on net income.

      The following is a summary of significant accounting policies followed in the preparation of the financial statements:

         PRINCIPLES OF CONSOLIDATION:
         The consolidated financial statements include the accounts of Peoples Bancorp Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

         INCOME RECOGNITION:
         Interest income is recognized by methods which result in level rates of return on principal amounts outstanding. Amortization of premiums has been deducted from and accretion of discounts has been added to the related interest income. Nonrefundable loan fees and direct loan costs are deferred and recognized over the life of the loan as an adjustment of the yield. The subsidiary bank discontinues the accrual of interest when, in management's opinion, collection of all or a portion of contractual interest has become doubtful, which generally occurs when a loan is 90 days past due. When deemed uncollectible, previously accrued interest recognized in income in the current year is reversed and interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-accrual loans is included in income only if principal recovery is reasonably assured. A non-accrual loan is restored to accrual status when it is brought current, has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer in doubt.

         INTEREST RATE RISK MANAGEMENT:
         The premium paid to purchase interest rate caps is included in other assets and amortized to interest expense over the original term of the agreements.

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

         EARNINGS PER SHARE:
         Basic earnings per share is determined by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted-average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options.

         OPERATING SEGMENTS:
         Peoples' business activities are currently confined to one segment which is community banking. As a community banking entity, Peoples offers its customers a full range of products through various delivery channels.

         NEW ACCOUNTING PRONOUNCEMENTS:

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended by Statement Nos. 137 and 138, establishes new accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. Peoples adopted Statement No. 133 on January 1, 2001 as required. Because of Peoples' limited use of derivatives, the adoption of the new Statement is not expected to have a significant effect on Peoples' earnings or financial position.


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

         TRUST PREFERRED SECURITIES:
         The fair value of the Trust Preferred Securities is estimated using discounted cash flow analysis based on current market rates of securities with similar risk and remaining maturity.

         INTEREST RATE CAPS AND FLOORS:
         Fair values for interest rate caps and floors are based on quoted market prices.

         FINANCIAL INSTRUMENTS:
         The fair value of loan commitments and standby letters of credit is estimated using the fees currently charged to enter into similar agreements considering the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of these commitments approximates their carrying value.

         The estimated fair values of Peoples' financial instruments are as follows:

                                          2000                     1999
                                   Carrying     Fair       Carrying      Fair
(Dollars in Thousands)              Amount     Value        Amount       Value
Financial assets:
Cash and cash equivalents       $  28,449  $  28,449    $  43,751    $  43,751

Investment securities             330,521    330,521      328,306       328,306
Loans                             726,035    726,874      649,919       650,128

Financial liabilities:
Deposits                        $ 757,621  $ 759,801    $ 728,207    $  728,558
Short-term borrowings             119,915    119,908       87,439        87,439
Long-term borrowings              138,511    136,278      150,338       147,546

Other financial instruments:
Trust Preferred Securities      $  29,021  $  25,041    $  28,986    $   26,994

Off-balance sheet instruments:
Interest rate caps              $     238  $      92    $      --    $       --
Interest rate floors                   --         --            6            --


         Bank premises and equipment, customer relationships, deposit base, banking center networks, and other information required to compute Peoples' aggregate fair value are not included in the above information. Accordingly, the above fair values are not intended to represent the aggregate fair value of Peoples.


 3.  Investment Securities:
      The estimated maturities presented in the tables below may differ from the contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Rates are calculated on a taxable equivalent basis using a 35% federal income tax rate. The portfolio contains no single issue (excluding U.S. government and U.S. agency securities) that exceeds 10% of stockholders' equity.


Securities classified as available-for-sale                      Gross       Gross
At December 31, 2000                               Amortized   Unrealized  Unrealized  Estimated
(Dollars in Thousands)                               Cost         Gains      Losses    Fair Value
U.S. Treasury securities and obligations of
    U.S. government agencies and corporations    $  107,434   $    436  $  (1,851)  $  106,019
Obligations of states and political subdivisions     38,117        544       (154)      38,507
Mortgage-backed securities                          143,572        789       (856)     143,505
Other securities                                     45,988      1,511     (5,009)      42,490
-----------------------------------------------------------------------------------------------
     Total available-for-sale securities         $  335,111   $  3,280  $  (7,870)  $  330,521
===============================================================================================


Maturity distribution of available-for-sale securities

                                         Contractual maturities at December 31, 2000
(Dollars in Thousands)
                          U.S. Treasury    Obligations
                         securities and     of states                                    Total
                         obligations of       and        Mortgage-                     available-
                         U.S. government   political      backed        Other           for-sale
                            agencies     subdivisions    securities    securities      securities
Within one year
   Amortized cost        $    7,647      $     325       $      132      $      --     $    8,104
   Fair value            $    7,635      $     140       $      130      $      --     $    7,905
   Average yield               6.01 %         6.34 %          10.24 %           -- %         6.09 %
1 to 5 years
   Amortized cost            29,629          1,652            2,348          1,836         35,465
   Fair value                28,887          1,665            2,361          1,798         34,711
   Average yield               6.03 %         6.23 %           6.65 %         6.65 %         6.12 %
5 to 10 years
   Amortized cost            66,755          9,185            7,867          1,502         85,309
   Fair value                66,066          9,602            8,013          1,452         85,133
   Average yield               6.47 %         7.42 %           6.40 %         6.94 %         6.57 %
Over 10 years
   Amortized cost             3,403         26,955          133,225         42,650        206,233
   Fair value                 3,431         27,100          133,001         39,240        202,772
   Average yield               7.15 %         7.13 %           6.77 %         8.50 %         7.18 %
----------------------------------------------------------------------------------------------------
Total amortized cost     $  107,434      $  38,117       $  143,572      $  45,988     $  335,111
Total fair value         $  106,019      $  38,507       $  143,505      $  42,490     $  330,521
Total average yield            6.34 %         7.15 %           6.75 %         8.38 %         6.89 %
====================================================================================================



Securities classified as available-for-sale                          Gross          Gross
At December 31, 1999                               Amortized      Unrealized      Unrealized     Estimated
(Dollars in Thousands)                               Cost            Gains          Losses       Fair Value
U.S. Treasury securities and obligations of
    U.S. government agencies and corporations    $     105,169    $        200  $      (4,680)  $    100,689
Obligations of states and political subdivisions        36,805             125         (1,774)        35,156
Mortgage-backed securities                             152,788             203         (5,560)       147,431
Other securities                                        45,320           2,711         (3,001)        45,030
-------------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $     340,082    $      3,239  $     (15,015)  $    328,306
=============================================================================================================

Securities classified as available-for-sale        Amortized         Gross          Gross        Estimated
At December 31, 1998                                              Unrealized      Unrealized
(Dollars in Thousands)                               Cost            Gains          Losses       Fair Value
U.S. Treasury securities and obligations of
    U.S. government agencies and corporations    $      49,249    $      1,034  $         (40)  $     50,243
Obligations of states and political subdivisions        44,007           1,541            (15)        45,533
Mortgage-backed securities                             104,067             811           (117)       104,761
Other securities                                        32,726           2,428           (122)        35,032
-------------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $     230,049    $      5,814  $        (294)  $    235,569
=============================================================================================================

      In 2000, 1999 and 1998,  gross gains of $204,000,  $229,000,  and $523,000 and gross losses of $194,000, $333,000, and $105,000 were realized, respectively. At December 31, 2000 and 1999, investment securities having a carrying value of $237,550,000 and $112,310,000, respectively, were pledged to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.


 4.  Loans:
      Loans are comprised of the following at December 31:

(Dollars in Thousands)                             2000                1999
Commercial, financial, and agricultural   $     310,558       $     272,219
Real estate, construction                        20,267              14,067
Real estate, mortgage                           283,323             252,427
Consumer                                        122,817             121,120
----------------------------------------------------------------------------
     Total loans                          $     736,965       $     659,833
============================================================================

      Changes in the allowance for loan losses for each of the three years in the period ended December 31, 2000, were as follows:

(Dollars in Thousands)                   2000        1999        1998
Balance, beginning of year          $   10,264   $    9,509   $    8,356
Charge-offs                             (2,061)      (1,518)      (1,645)
Recoveries                                 405          395          473
-------------------------------------------------------------------------
     Net charge-offs                    (1,656)      (1,123)      (1,172)
Provision for loan losses                2,322        1,878        2,325
Balances of acquired subsidiaries           --           --           --
-------------------------------------------------------------------------
          Balance, end of year      $   10,930   $   10,264   $    9,509
=========================================================================


Peoples' lending is primarily focused in the local southeastern Ohio market and consists principally of retail lending, which includes single-family residential mortgages and other consumer lending. Peoples' largest groups of business loans consist of credits to assisted living facilities\nursing homes, as well as lodging and lodging related companies. Assisted living facilities\nursing homes loans totaled $35,877,000 and $19,563,000 at December 31, 2000 and 1999,
respectively. The credits were subjected to Peoples' normal commercial underwriting standards and did not present more than the normal amount of risk assumed in other lending areas. Loans to lodging and lodging related companies totaled $32,991,000 and $34,379,000 at December 31, 2000 and 1999, respectively.

Peoples does not extend credit to any single borrower or group of related borrowers in excess of the combined legal lending limits of its subsidiary bank. Impaired loans at December 31, 2000, totaled $9,057,000 and the average investment in impaired loans was $8,814,000 for the year ended December 31, 2000. Impaired loans at December 31, 1999, and the average investment in impaired loans for the year then ended were immaterial to the financial statements.

In the normal course of its business, Peoples' subsidiary banks have granted loans to executive officers and directors of Peoples and to their associates. Related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectibility. The following is an analysis of activity of related party loans for the year ended December 31, 2000:

(Dollars in Thousands)
Balance, January 1, 2000               $      23,092
New loans                                     11,728
Repayments                                   (12,308)
Other changes                                    959
-----------------------------------------------------
Balance, December 31, 2000             $      23,471
=====================================================


 5.  Bank Premises and Equipment:
      The major categories of bank premises and equipment and accumulated depreciation are summarized as follows at December 31:

(Dollars in Thousands)                          2000              1999
Land                                  $        2,926     $       2,786
Building and premises                         17,768            16,548
Furniture, fixtures and equipment             11,009            10,380
-----------------------------------------------------------------------
                                              31,703            29,714
   Accumulated depreciation                  (16,138)          (14,393)
-----------------------------------------------------------------------
Net book value                        $       15,565     $      15,321
=======================================================================

Peoples depreciates its building and premises and furniture, fixtures and equipment over estimated useful lives ranging from 5 to 20 years and 2 to 10 years, respectively. Depreciation expense was $1,957,000, $1,972,000 and $1,745,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods ranging from two to ten years. The future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2000:

      (Dollars in Thousands)
       2001                            $          262
       2002                                       233
       2003                                       227
       2004                                       209
       2005                                       190
 Thereafter                                       680
------------------------------------------------------
      Total minimum lease payments     $        1,801
======================================================

      Rent expense was $341,000,  $306,000 and $242,000 in 2000,  1999 and 1998,
respectively.

 6.  Deposits:
      Included in interest-bearing deposits are various time deposit products. The maturities of time deposits for each of the next five years and thereafter are as follows: $172,645,000 in 2001; $139,100,000 in 2002;
      $6,853,000 in 2003;  $3,277,000 in 2004;  $2,888,000 in 2005; and $575,000
      thereafter.

      Deposits from related parties approximated $15.2 million and $13.0 million at December 31, 2000 and 1999, respectively.


 7.  Short-term Borrowings:
      Short-term borrowings are summarized as follows:


                            Federal Funds
                              Purchased                  National
                                Funds        Retail       Market      Short-term
                              Purchased    Repurchase   Repurchase       FHLB
(Dollars in Thousands)        Purchased    Agreements   Agreements     Advances
                              ---------    ----------   ----------    ----------
2000
Ending balance               $    162     $  28,767    $  25,800     $  65,186
Average balance                   209        31,162       27,497        40,454
Highest month end balance         587        35,572       34,010        69,586
Interest expense - YTD             12         1,675        1,779         2,696
Weighted average interest
-------------------------
      End of year                5.21 %        4.24 %       6.68 %        6.75 %
      During the year            5.74          5.38         6.37          6.55

1999
Ending balance               $    501     $  30,478    $  34,010     $  22,450
Average balance                   137        30,171       18,606         5,477
Highest month end balance         501        31,502       35,000        22,450
Interest expense - YTD              7         1,294        1,058           296
Weighted average interest
-------------------------
      End of year                2.66 %        5.07 %       6.05 %        4.75 %
      During the year            4.89          4.29         5.69          5.40

1998
Ending balance               $    131     $  31,683           --     $     700
Average balance                   996        31,429           --        12,534
Highest month end balance       1,725        33,457           --        59,200
Interest expense - YTD             53         1,476           --           712
Weighted average interest
-------------------------
      End of year                4.18 %        4.52 %         --          5.32 %
      During the year            5.45          4.70           --          5.68

Peoples utilizes FHLB advances and repurchase agreements as sources of funds. The advances are collateralized by mortgage-backed securities and loans. Peoples' institutional, national market repurchase agreements are with high quality, financially secure financial service companies.

 8.  Long-term Borrowings:
      Long-term borrowings consisted of the following at December 31:

(Dollars in Thousands)                                        2000     1999
Term note payable, at LIBOR (parent company)                $   2,100  $  2,400
Federal Home Loan Bank advances, bearing interest at rates
     ranging from 3.87% to 6.25%                              136,411    147,938
--------------------------------------------------------------------------------
         Total long-term borrowings                         $ 138,511  $ 150,338
================================================================================

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

The aggregate minimum annual retirements of long-term borrowings in the next five years and thereafter are as follows:

                                (Dollars in Thousands)
                    2001                            $       328
                    2002                                    329
                    2003                                   1531
                    2004                                     32
                    2005                                     33
              Thereafter                                136,258
              --------------------------------------------------
                    Total long-term borrowings      $   138,511
              ==================================================


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

      The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 2000, and a statement of the funded status as of December 31, 2000 and 1999:

                                            Pension           Postretirement
                                           Benefits             Benefits
(Dollars in Thousands)                  2000       1999      2000      1999
Change in benefit obligation:
Obligation at January 1           $    6,669   $  7,301    $   820   $   808
Service cost                             410        394         --        --
Interest cost                            525        500         63        63
Plan participants' contributions          --         --         87        87
Actuarial loss (gain)                    177       (610)        (2)       78
Benefit payments                        (805)      (916)      (154)     (216)
Increase due to plan changes              --         --         55        --
----------------------------------------------------------------------------
Obligation at December 31              6,976      6,669        869       820
============================================================================


                                             Pension          Postretirement
                                            Benefits             Benefits
(Dollars in Thousands)                     2000       1999     2000        1999
Change in plan assets:
Fair value of plan assets at January 1    7,298      6,807       --          --
Claims payable adjustment                    --         --       --          --
Actual return on plan assets               (109)       568       --          --
Employer contributions                      870        840       67         129
Plan participants' contributions             --         --       87          87
Benefit payments                           (806)      (917)    (154)       (216)
--------------------------------------------------------------------------------
Fair value of plan assets at December 31  7,253      7,298        0           0
--------------------------------------------------------------------------------

Funded status:
Funded status at December 31                277        629     (869)       (820)
Unrecognized transition obligation          (16)       (24)      --          --
Unrecognized prior-service cost             (34)       (44)      55          --
Unrecognized net gain                        18       (917)     232         250
--------------------------------------------------------------------------------
Accrued benefit cost                    $   245   $   (356) $  (582)   $   (570)
================================================================================

      The following table provides the components of net periodic benefit cost for the plans:

                                               Pension Benefits                Postretirement Benefits
(Dollars in Thousands)                    2000        1999        1998        2000        1999        1998
Service cost                          $    410    $    394    $    342
Interest cost                              525         500         483    $     62    $     63    $     56
Expected return on plan assets           (648)       (539)       (514)          --          --          --
Amortization of transition asset           (8)         (8)         (8)          --          --          --
Amortization of prior service cost         (9)         (9)         (9)          --          --          --
Amortization of net loss                    --          --          --          15          20           9
-----------------------------------------------------------------------------------------------------------
Net periodic benefit cost             $    270    $    338    $    294    $     77    $     83    $     65
===========================================================================================================


      The assumptions used in the measurement of Peoples' benefit obligation at December 31 are shown in the following table:

                                     Pension             Postretirement
                                    Benefits                Benefits
                                  2000        1999        2000        1999
Discount rate                     7.75 %      8.00 %      7.75 %      8.00 %
Expected return on plan assets    9.00        9.00         n/a         n/a
Rate of compensation increase     4.50        5.00         n/a         n/a

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2000, grading down 1% per year to an ultimate rate of 5%. The health care trend rate assumption does not have a significant effect on the contributory defined benefit postretirement plan; therefore, a one percentage point change in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.

10.  Federal Income Taxes:
      The effective federal income tax rate in the consolidated statement of income is less than the statutory corporate tax rate due to the following:

                                                       Year ended December 31
                                                       2000     1999     1998
Statutory corporate tax rate                           35.0 %   35.0 %   35.0 %
Differences in rate resulting from:
    Interest on obligations of state and political    (3.6)    (4.5)    (4.0)
subdivisions
    Other, net                                        (1.7)      0.5      1.1
-------------------------------------------------------------------------------
            Effective federal income tax rate          29.7 %   31.0 %   32.1 %
===============================================================================

The significant components of Peoples' deferred tax assets and liabilities consisted of the following at December 31:

(Dollars in Thousands)                          2000           1999
Deferred tax assets:
     Allowance for loan losses           $     3,751     $    3,499
     Accrued employee benefits                   566            487
     Deferred loan fees and costs                 76            242
     Available-for-sale securities             1,606          4,121
     Other                                       247             22
--------------------------------------------------------------------
        Total deferred tax assets              6,246          8,371
--------------------------------------------------------------------

Deferred tax liabilities:
     Bank premises and equipment                 810            689
     Deferred Income                             119            258
     Investments                               1,420          1,158
     Other                                       499            531
--------------------------------------------------------------------
        Total deferred tax liabilities         2,848          2,636
--------------------------------------------------------------------
        Net deferred tax asset           $     3,398     $    5,735
====================================================================

The related federal income tax (benefit) expense on securities transactions approximated ($178,000) in 2000, ($36,000) in 1999 and $146,000 in 1998.


11.  Financial Instruments with Off-Balance Sheet Risk:
      In the normal course of business, Peoples is party to financial instruments with off-balance sheet risk necessary to meet the financing needs of customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, and interest rate caps. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of these instruments express the extent of involvement Peoples has in these financial instruments.

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

      The total amounts of loan commitments and standby letters of credit are summarized as follows at December 31:

                                      Contract Amount
(Dollars in Thousands)               2000               1999
Loan commitments              $    72,201        $    92,320
Standby letters of credit           1,898              1,301
Unused credit card limits          21,802             19,071

Interest Rate Caps and Floors:
Peoples has entered into several interest rate contracts with an unaffiliated financial institution as a means of managing the risk of changing interest rates. The interest rate contracts are agreements to receive payments for interest rate differentials between an index rate and a specified rate, computed on notional amounts. At December 31, 2000, Peoples had in place interest rate cap contracts with notional amounts approximating $30 million. The interest rate cap subjects Peoples to the risk that the counter-parties may fail to perform. In order to minimize such risk, Peoples deals only with high-quality, financially secure financial institutions. These contracts expire as follows:
$10 million in August 2002, $10 million in September 2003 and $10 million in September 2004. Unrealized gains and losses at December 31, 2000 and 1999, and the contribution to net interest income for each of the three years in the period ended December 31, 2000, were not material.


12. Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Corporation:

                                                                                 December 31,
(Dollars in thousands)                                                        2000       1999
8.62% capital securities of PEBO Capital Trust I, due May 1, 2029,          $ 29,021   $ 28,986
   net of unamortized issuance costs

Total capital securities qualifying for Tier 1 capital                        28,726     26,842


The corporation-obligated mandatorily redeemable capital securities (the "Capital Securities" or "Trust Preferred Securities") of subsidiary trusts holding solely junior subordinated debt securities of the Corporation (the "debentures") were issued by a statutory business trust -- PEBO Capital Trust I, of which 100% of the common equity in the trust is owned by Peoples. The trust was formed for the purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole assets of that trust. Distributions on the capital securities issued by the trust are payable semiannually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as non-interest expense by Peoples. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Peoples has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

The debentures held by PEBO Capital Trust I are first redeemable, in whole or in part, by the Corporation on May 1, 2009.


13.  Regulatory Matters:
      The primary source of funds for the dividends paid by Peoples is dividends received from its banking subsidiary. The payment of dividends by banking subsidiaries is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years. At December 31, 2000, approximately $15 million of retained net profits plus retained net profits through the dividend date of the banking subsidiary was available for the payment of dividends to Peoples without regulatory approval.

      Peoples and its banking subsidiary are subject to various regulatory capital requirements administered by the banking regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Peoples and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of each entity's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Peoples' and its banking subsidiary's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require Peoples and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Peoples and its banking subsidiary met all capital adequacy requirements at December 31, 2000.

      As of December 31, 2000, the most recent notifications from the banking regulatory agencies categorized Peoples and its banking subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Peoples and its banking subsidiary must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Peoples' or its banking subsidiary's category.

      Peoples' and its banking subsidiary's, Peoples Bank, National Association ("Peoples Bank"), actual capital amounts and ratios are also presented in the following table.

                                                                                               Well Capitalized Under
                                                                                                 Prompt Corrective
                                        Actual                 For Capital Adequacy              Action Provision
(Dollars in Thousands)          Amount         Ratio            Amount        Ratio            Amount         Ratio
As of December 31, 2000:
Total Capital (1)
    Peoples                 $     107,428        14.2 %    $       60,496         8.0 %    $      75,619         10.0 %
    Peoples Bank                  102,056        13.5              60,335         8.0             75,419         10.0
------------------------------------------------------------------------------------------------------------------------

Tier 1 (2)
    Peoples                        97,056        12.8              30,248         4.0             45,372          6.0
    Peoples Bank                   92,610        12.3              30,168         4.0             45,252          6.0
------------------------------------------------------------------------------------------------------------------------

Tier 1 (3)
    Peoples                        97,056         8.7              44,661         4.0             55,826          5.0
    Peoples Bank                   92,610         8.4              44,335         4.0             55,419          5.0
------------------------------------------------------------------------------------------------------------------------

As of December 31, 1999:
Total Capital (1)
    Peoples                 $      99,213        14.3 %    $       55,495         8.0 %   $       69,369         10.0 %
    Peoples Bank                   73,461        12.2              48,108         8.0             60,135         10.0
------------------------------------------------------------------------------------------------------------------------

Tier 1 (2)
    Peoples                        87,216        12.6              27,748         4.0             41,621          6.0
    Peoples Bank                   65,930        11.0              24,054         4.0             36,081          6.0
------------------------------------------------------------------------------------------------------------------------

Tier 1 (3)
    Peoples                        87,216         8.3              42,060         4.0             52,576          5.0
    Peoples Bank                   65,930         7.4              35,519         4.0             44,399          5.0
------------------------------------------------------------------------------------------------------------------------

(1) Ratio represents total capital to net risk-weighted assets.
(2) Ratio represents Tier 1 capital to net risk-weighted assets.
(3) Ratio represents Tier 1 capital to average assets.


14.  Federal Reserve Requirements:
      The subsidiary banks are required to maintain average reserve balances with the Federal Reserve Bank. The Reserve requirement is calculated on a percentage of total deposit liabilities and averaged $8,168,000 for the year ended December 31, 2000.


15.  Acquisitions:
      Effective at the close of business on February 23, 2001, Peoples will acquire Lower Salem Commercial Bank for a total consideration of $2.4 million ($0.9 million in cash and $1.5 million in common stock). The acquisition will be accounted for under the purchase method of accounting, and accordingly, the consolidated results will include the operations of Lower Salem Commercial Bank from the date of acquisition. Lower Salem
      Commercial Bank has one full-service banking office located in Lower Salem, Ohio and had total assets of $22.9 million, deposits of $18.1 million and shareholders' equity of $2.2 million at December 31, 2000. Peoples will operate the former Lower Salem Commercial Bank as a full-service sales office of Peoples Bank. This acquisition will not materially impact Peoples' financial position or results of operations.

      On November 2, 1999, Peoples acquired the Lambert Insurance Agency in Meigs County, Ohio, for $500,000 in a cash transaction that was structured as a purchase acquisition. The excess of the purchase price over the identifiable tangible and intangible assets of $400,000 is being amortized on a straight-line basis over 15 years. The agreement provides for 20% of the purchase price to be paid at the end of three years, if certain conditions are satisfied. The Lambert Insurance Agency is a full-service agency and seller of health, life, property, and casualty insurance and now operates as a division of Peoples Insurance Agency, Inc.

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

      The prices of the purchase acquisitions were allocated to the identifiable tangible and intangible assets acquired based upon their fair value at the acquisition date. Goodwill and deposit intangibles, included in other assets, approximated $17,848,000 and $20,154,000, net of accumulated amortization of $9,492,000 and $7,208,000, at December 31, 2000 and 1999,
      respectively. The balances and operations of these acquisitions are included in the financial statement of Peoples from the dates of acquisition and do materially impact Peoples' financial position, results of operations or cash flows for any period presented.


16.  Stock Options:
      Peoples' stock option plans provide for the granting of both incentive stock options and non-qualified stock options of up to 909,523 shares of common stock. Under the provisions of the plans, the option price per share shall not be less than the fair market value of the common stock on the date of grant of such option; therefore, no compensation expense is recognized. All granted options vest in periods ranging from six months to eight years and expire 10 years from the date of grant.

The following summarizes Peoples' stock options as of December 31, 2000, 1999 and 1998, and the changes for the years then ended:



                                        2000                          1999                         1998
                             ---------------------------   ---------------------------  ---------------------------
                                             Weighted                      Weighted                     Weighted
                                              Average                      Average                       Average
                                Number       Exercise        Number        Exercise       Number        Exercise
                              of Shares        Price        Of Shares       Price        of Shares        Price
                             ---------------------------   ---------------------------  ---------------------------
Outstanding at                    574,541   $     16.08        531,708    $     14.94       573,815    $     13.96
  beginning of year
Granted                            78,147         17.21        108,262          19.06        34,640          24.33
Exercised                          42,851         10.55         56,897          10.84        57,997          10.57
Canceled                           19,442         22.30          8,532          20.37        18,750          15.83
-------------------------------------------------------------------------------------------------------------------
Outstanding at end of year        590,395         16.42        574,541          16.05       531,708          14.94
===================================================================================================================

Exercisable at end of year        355,451         14.08        351,626          12.83       293,039          11.53
===================================================================================================================

Weighted average fair value of
options granted during the year             $      4.09                   $      4.38                  $      5.07
===================================================================================================================

The  following   summarizes   information   concerning  Peoples'  stock  options
outstanding at December 31, 2000:

                                         Options Outstanding                       Options Exercisable
                          --------------------------------------------------  -------------------------------
                                               Weighted
                                               Average           Weighted                     Weighted
                              Option          Remaining          Average                       Average
Range of                      Shares         Contractual         Exercise        Number       Exercise
Exercise Prices             Outstanding          Life             Price        Exercisable      Price
                          --------------------------------------------------  ---------------------------
$7.97 to $10.45                    68,887     3.1 years      $    9.08          68,887    $    9.08
$10.65 to $10.65                  159,463     3.9 years          10.65         159,463        10.65
$10.70 to $18.95                  209,477     8.1 years          17.77          47,257        16.35
$19.63 to $27.06                  152,568     6.9 years          23.91          79,844        23.92


Peoples  has  elected to follow  Accounting  Principles  Board  Opinion  No. 25,
"Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of Peoples' stock options granted is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. Peoples utilized the Black-Scholes option pricing model for purposes of providing pro forma disclosures as if Peoples had used the fair value method for computing compensation expense for its stock-based compensation plans. The following weighted average assumptions were used in the pricing model for 2000, 1999 and 1998, respectively: risk-free interest rate of 5.75%, 5.88%, and 5.25%; dividend yield of 3.29%, 2.56%, and 2.40%; volatility factor of the expected market price of Peoples' stock of 0.25, 0.19, and 0.15, and a weighted average expected life of the options of 5 years, 5 years, and 7 years.

Had compensation expense for Peoples' stock-based compensation plans been determined using the fair value method, net income and earnings per share would have been as summarized below:

(Dollars in Thousands, except Per Share             2000       1999       1998
Data) Data)
Net Income:
     As Reported                                $ 11,126   $ 10,718   $ 10,045
     Pro forma                                    10,806     10,432      9,811

Basic Earnings Per Share:
     As Reported                                $   1.71   $   1.57   $   1.44
     Pro forma                                      1.66       1.52       1.41

Diluted Earnings Per Share:
     As Reported                                $   1.69   $   1.53   $   1.40
     Pro forma                                      1.64       1.49       1.37

17.  Parent Company Only Financial Information:


Condensed Balance Sheets                                                                  December 31,
(Dollars in Thousands)                                                               2000              1999
Assets:

Cash                                                                            $         50     $          50
Interest bearing deposits in subsidiary bank                                           2,111             6,186
Receivable from subsidiary bank                                                        1,311             1,560
Investment securities:  Available-for-sale (amortized cost of $1,156 and
    $1,528 at December 31, 2000 and 1999, respectively)                                2,505             4,109
Investments in subsidiaries:
         Bank                                                                        106,330            92,175
         Non-bank                                                                      1,202             1,210
Other assets                                                                           3,282             1,963
---------------------------------------------------------------------------------------------------------------
              Total assets                                                      $    116,791     $     107,253
===============================================================================================================

Liabilities:
Accrued expenses and other liabilities                                          $      1,562     $       2,148
Dividends payable                                                                        914               845
Long-term borrowings                                                                   2,100             2,400
---------------------------------------------------------------------------------------------------------------
             Total liabilities                                                         4,576             5,393
---------------------------------------------------------------------------------------------------------------

Guaranteed preferred beneficial interests in junior subordinated debentures           29,021            28,986

---------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                                  83,194            72,874
---------------------------------------------------------------------------------------------------------------
             Total liabilities, minority interests and stockholders' equity     $    116,791     $     107,253
===============================================================================================================


Consolidated Statements of Income                                                       Year ended December 31,
(Dollars in Thousands)                                                           2000             1999            1998
Income:
Dividends from subsidiary bank                                               $     4,900     $     3,680     $     13,157
Dividends from other subsidiaries                                                     80              80               40
Interest                                                                             299             454              179
Management fees from subsidiaries                                                    989             947              909
Other                                                                                 28              34              548
--------------------------------------------------------------------------------------------------------------------------
     Total income                                                                  6,296           5,195           14,833
--------------------------------------------------------------------------------------------------------------------------

Expenses:
Salaries and benefits                                                              1,285           1,240            1,175
Interest                                                                             162             158              186
Trust Preferred Securities expense                                                 2,623           1,840               --
Other                                                                              1,042             873              749
--------------------------------------------------------------------------------------------------------------------------
     Total expenses                                                                5,112           4,111            2,110
==========================================================================================================================

Income before federal income taxes and equity in undistributed
    earnings of (excess dividends from) subsidiaries                               1,184           1,084           12,723
Applicable income tax benefit                                                     (1,267)           (599)             (75)
Equity in undistributed earnings of
--------------------------------------------------------------------------------------------------------------------------
    (excess dividends from) subsidiaries                                           8,675           9,035          (2,753)
--------------------------------------------------------------------------------------------------------------------------
            Net income                                                       $    11,126     $    10,718     $     10,045
==========================================================================================================================


Statements of Cash Flows                                                                Year ended December 31,
(Dollars in Thousands)                                                              2000            1999             1998
Cash flows from operating activities:
Net income                                                                   $    11,126     $    10,718     $     10,045
Adjustment to reconcile net income to cash provided by operations:
    Amortization and depreciation                                                    205             208              223
    (Equity in undistributed earnings of) excess dividends from subsidiaries      (8,675)         (9,035)           2,753
    Gain on securities transactions                                                   --              --             (517)
    Other, net                                                                      (961)         (1,480)           1,165
--------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                1,695             411           13,669
--------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Proceeds from sales of (purchases of) investment securities                          310            (364)             693
Expenditures for premises and equipment                                              (39)            (73)             (36)
Investment in subsidiaries                                                            --          (9,910)          (9,819)
Investment in tax credit funds                                                      (400)         (1,200)              --
---------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                     (129)        (11,547)          (9,162)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from issuance of Trust Preferred Securities                                  --          30,000               --
Payments on long-term borrowings                                                    (300)           (300)            (300)
Purchase of treasury stock                                                        (2,717)        (10,255)          (2,059)
Change in receivable from subsidiary                                                 249             209             (601)
Proceeds from issuance of common stock                                               389             478              607
Cash dividends paid                                                               (3,262)         (2,926)          (2,538)
--------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by financing activities                     (5,641)         17,206           (4,891)
--------------------------------------------------------------------------------------------------------------------------
          Net (decrease) increase in cash                                         (4,075)          6,070             (384)
Cash and cash equivalents at the beginning of the year                             6,236             166              550
--------------------------------------------------------------------------------------------------------------------------
          Cash and cash equivalents at the end of the year                   $     2,161     $     6,236     $        166
==========================================================================================================================

Supplemental cash flow information:
    Interest paid                                                            $       162     $       158     $        186
--------------------------------------------------------------------------------------------------------------------------


18.  Summarized Quarterly Information (Unaudited):

         A summary of selected quarterly financial information for 2000 and 1999 follows:

(Dollars in Thousands, except Per Share Data)
                                                                            2000
                                                 First            Second             Third            Fourth
                                                Quarter           Quarter           Quarter           Quarter
Interest income                             $      20,112     $      20,924     $      21,799     $      22,294
Interest expense                                   10,008            10,699            11,804            12,328
Net interest income                                10,104            10,225             9,995             9,966
Provision for possible loan losses                    522               600               600               600
Investment securities (losses) gains                  (11)              (45)               66                --
Asset disposals (losses) gains                         (6)             (140)               36                --
Other income                                        2,129             2,233             2,327             2,339
Amortization of intangibles                           571               571               571               571
Other expenses                                      6,982             7,223             7,179             7,394
Income taxes                                        1,279             1,179             1,192             1,058
Net income                                          2,862             2,700             2,882             2,682
Earnings per share:
   Basic                                             0.43              0.41              0.44              0.41
   Diluted                                  $        0.43     $        0.41     $        0.44     $        0.41
Weighted average shares outstanding:
   Basic                                        6,602,504         6,515,837         6,518,187         6,498,168
   Diluted                                      6,705,526         6,600,252         6,583,143         6,553,007


                                                                            1999
                                                 First            Second             Third            Fourth
                                                Quarter           Quarter           Quarter           Quarter
Interest income                             $      15,985     $      17,622     $      19,104     $      19,635
Interest expense                                    7,242             8,162             9,049             9,805
Net interest income                                 8,743             9,460            10,055             9,830
Provision for possible loan losses                    537               447               447               447
Investment securities gains (losses)                   --                 1              (115)               10
Other income                                        1,844             1,820             1,924             2,045
Other expenses                                      6,236             7,084             7,329             7,548
Income taxes                                        1,184             1,201             1,330             1,109
Net income                                          2,630             2,549             2,758             2,781
Earnings per share:
   Basic                                             0.38              0.37              0.41              0.42
   Diluted                                  $        0.37     $        0.36     $        0.39     $        0.41
Weighted average shares outstanding:
   Basic                                        6,979,409         6,943,855         6,799,034         6,665,949
   Diluted                                      7,140,949         7,121,186         7,013,027         6,824,486


REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors:

We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of Peoples' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Bancorp Inc. and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                              /S/ ERNST & YOUNG, LLP
                                                  ---------------------
                                                  Ernst & Young, LLP


Charleston, West Virginia
February 2, 2001


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

Directors of Peoples include those persons identified under "Election of Directors" on pages 5 through 7 of Peoples' definitive Proxy Statement relating to Peoples' Annual Meeting of Shareholders to be held April 12, 2001, which section is expressly incorporated by reference. In addition to Robert E. Evans, Chief Executive Officer, the Executive Officers of Peoples are David B. Baker
(54), Executive Vice President; Mark F. Bradley (31), Chief Integration Officer and Controller; John (Jack) W. Conlon (55), Chief Financial Officer and Treasurer; Larry E. Holdren (53), Executive Vice President; Carol A. Schneeberger (44), Executive Vice President/Operations; and Joseph S. Yazombek
(47), Executive Vice President/Chief Lending Officer.

Mr. Baker became Executive Vice President of Peoples in February 1999. In February 2000, Mr. Baker was appointed President of Peoples Bank's Investment and Insurance Services, as Peoples realigned its sales management structure to enhance financial product and service delivery. Mr. Baker previously served as President of Peoples Bank's Investment and Business Division, beginning January 1998, and President of the Investment and Trust Division of Peoples Bank, a position he held between 1991 and 1998. Mr. Baker has held various positions in the Investment and Trust Division for Peoples Bank since 1974.

Mr. Bradley was appointed Chief Integration Officer in January 2001. Mr. Bradley has also held the position of Controller of Peoples since January 1997. Prior thereto, he was Manager of Accounting and External Reporting for Peoples from February 1995 to January 1997. He has been Controller for Peoples Bank since March 1997. He was Manager of Accounting and External Reporting for Peoples Bank from February 1995 to January 1997. Prior to February 1995, Mr. Bradley served as a staff accountant of Peoples beginning in 1991.

Mr. Conlon has been Chief Financial Officer of Peoples since April 1991. He became Treasurer of Peoples in April 1999. He has also been Chief Financial Officer and Treasurer of Peoples Bank for more than five years.

Mr. Holdren became Executive Vice President of Peoples in February 1999. He has also been President of the Retail and Banking Division for Peoples Bank since January 1998. Between 1987 and 1998, Mr. Holdren served as Executive Vice President of Human Resources for Peoples Bank.

Ms. Schneeberger became Executive Vice President/Operations of Peoples in April 1999. Since February 2000, Ms. Schneeberger has also been Executive Vice
President/Operations of Peoples Bank. Prior thereto, she was Vice President/Operations of Peoples since October 1988. Prior thereto, she was Auditor of Peoples from August 1987 to October 1988 and Auditor of Peoples Bank from January 1986 to October 1988.

Mr. Yazombek was appointed Executive Vice President/Chief Lending Officer of Peoples in January 2000. Mr. Yazombek has also held the position of Executive Vice President and Chief Lending Officer of Peoples Bank since October 1998. He was an Executive Vice President of Peoples Bank's Consumer and Mortgage Lending areas from May 1996 to October 1998 where he also directly managed Peoples Bank's collections efforts. Mr. Yazombek joined Peoples Bank in 1983 and served as a real estate lender until May 1996.


The information required to be disclosed under Item 405 of Regulation S-K is included under the caption "Section 16(a) Beneficial Ownership Reporting
Compliance" on page 5 of Peoples' definitive Proxy Statement, which is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

See "Compensation of Executive Officers and Directors" on pages 9 through 13 of Peoples' definitive Proxy Statement relating to Peoples' Annual Meeting of Shareholders to be held April 12, 2001, which is incorporated herein by reference.



 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
 -------------------------------------------------------------------------

See "Security Ownership of Certain Beneficial Owners and Management" on pages 2 through 5 of Peoples' definitive Proxy Statement relating to Peoples' Annual Meeting of Shareholders to be held April 12, 2001, which section is expressly incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

See "Transactions Involving Management" on page 8 of Peoples' definitive Proxy Statement relating to Peoples' Annual Meeting of Shareholders to be held April 12, 2001, which section is expressly incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

a)(1) Financial Statements:
      ---------------------
         The following consolidated financial statements of Peoples Bancorp
         Inc. and subsidiaries are included in Item 8:
                                                                            Page
                                                                            ----
Report of Independent Auditors (Ernst & Young LLP)                           53
Consolidated Balance Sheets as of December 31, 2000 and 1999                 33
Consolidated Statements of Income for each of the three years ended
        December 31, 2000                                                    34
Consolidated Statements of Stockholders' Equity for each of the three years
        ended December 31, 2000                                              35
Consolidated Statements of Cash Flows for each of the three years
        ended December 31, 1999                                              36
Notes to the Consolidated Financial Statements                               37
Peoples Bancorp Inc.: (Parent Company Only Financial Statements are
        included in Note 17 of the Notes to the Consolidated Financial
        Statements)                                                          50

(a)(2) Financial Statement Schedules
       -----------------------------
          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3) Exhibits
       --------
          Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 58. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

(b)    Reports on Form 8-K:
       --------------------
       Peoples filed the following reports on Form 8-K during the three months ended December 31, 2000:
         1) Filed October 13, 2000 - News release announcing the release date of Peoples' earnings statement for the third quarter of 2000.
         2) Filed October 23, 2000 - News release announcing Peoples' earnings for the third quarter of 2000. 3) Filed November 13, 2000
            - News release announcing the declaration of a $0.14 per share quarterly dividend by the Peoples' Board of Directors.
         4) Filed December 5, 2000 - New release announcing Peoples' recognition in the Tenth Annual Edition of America's Finest Companies.

(c)    Exhibits
       --------
          Exhibits filed with Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 58.

(d)    Financial Statement Schedules
       -----------------------------
          None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PEOPLES BANCORP INC.

Date:  February 27, 2001               By:  /s/ ROBERT E. EVANS
                                                -------------------------
                                                Robert E.Evans, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signatures           Title                               Date
          ----------           -----                               ----

/s/ ROBERT E. EVANS      President and Chief Executive         February 27, 2001
------------------------ Officer and Director
Robert E. Evans

/s/ CARL BAKER, JR.      Director                              February 28, 2001
------------------------
Carl Baker, Jr.

/s/ GEORGE E. BROUGHTON  Director                              February 27, 2001
------------------------
George W. Broughton

/s/ FRANK L. CHRISTY     Director                              March 1, 2001
------------------------
Frank L. Christy

/s/ WILFORD D. DIMIT     Director                              February 27, 2001
------------------------
Wilford D. Dimit

/s/ REX E. MAIDEN        Director                              February 28, 2001
------------------------
Rex E. Maiden

/s/ ROBERT W. PRICE      Director                              February 27, 2001
------------------------
Robert W. Price

/s/ PAUL T. THEISEN      Director                              March 1, 2001
------------------------
Paul T. Theisen

/s/ THOMAS C. VADAKIN    Director                              March 1, 2001
------------------------
Thomas C. Vadakin

/s/ JOSEPH H. WESEL      Chairman of the Board and Director    February 27, 2001
------------------------
Joseph H. Wesel

/s/ JOHN W. CONLON       Chief Financial Officer and Treasurer March 2, 2001
------------------------ (Principal Accounting Officer)
John W. Conlon

/s/ MARK F. BRADLEY      Chief Integration Officer             March 2, 2001
------------------------ and Controller
Mark F. Bradley


                                  EXHIBIT INDEX


                 PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000
 Exhibit
  Number                         Description                                           Exhibit Location
----------- -------------------------------------------------------  -----------------------------------------------------
         2   Agreement and Plan of Acquisition and Merger by and      Incorporated herein by reference to Appendix A-1
             among Peoples Bancorp Inc.; Peoples Bank, National       of Registrants' Registration Statement on Form S-4
             Association; and The Lower Salem Commercial Bank,        (Registration No. 333-52134) effective January 5,
             dated October 24, 2000, as amended                       2001.

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

     4(a)    Agreement to furnish instruments and agreements          Filed herewith.
             defining rights of holders of long-term debt

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

     4(c)    Form of Certificate of Series B 8.62% Junior             Incorporated herein by reference to Exhibit 4.2 to
             Subordinated Deferrable Interest Debenture of            the 1999 Form S-4.
             Peoples Bancorp Inc.

     4(d)    Form of Certificate of Series A 8.62% Junior             Incorporated herein by reference to Exhibit 4.3 to
             Subordinated Deferrable Interest Debenture of            the 1999 Form S-4.
             Peoples Bancorp Inc.

     4(e)    Certificate of Trust of PEBO Capital Trust I.            Incorporated herein by reference to Exhibit 4.4 to
                                                                      the 1999 Form S-4.

     4(f)    Amended and Restated Declaration of Trust of PEBO        Incorporated herein by reference to Exhibit 4.5 to
             Capital Trust I, dated as of April 20, 1999.             the 1999 Form S-4.

     4(g)    Form of Common Security of PEBO Capital Trust I.         Incorporated herein by reference to Exhibit 4.6 to
                                                                      the 1999 Form S-4.

     4(h)    Form of Series B 8.62% Capital Security Certificate      Incorporated herein by reference to Exhibit 4.7 to
             of PEBO Capital Trust I.                                 the 1999 Form S-4.

     4(i)    Series B Capital Securities Guarantee Agreement,         Incorporated herein by reference to Exhibit 4 (i)
             dated as of September 23, 1999, between Peoples          of Peoples' Annual Report on Form 10-K for the
             Bancorp Inc. and Wilmington Trust Company, as            fiscal year ended December 31, 1999 (File No. 0-16772).
             Guarantee  Trustee,  relating  to Series B 8.62%
             Capital Securities.

    10(a)    Deferred Compensation Agreement dated November 16,       Incorporated herein by reference to Exhibit 6(g)
             1976, between Robert E. Evans and The Peoples            to Peoples' Registration Statement No. 2-68524 on
             Banking and Trust Company, as amended March 13,          Form S-14 of Peoples Delaware, Peoples'
             1979.*                                                   predecessor.

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

    10(o)    Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(o)
             with grant of incentive stock options under Peoples      of Peoples' Annual Report on Form 10-K for the
             Bancorp Inc. 1998 Stock Option Plan.*                    fiscal year ended December 31, 1999(File
                                                                      No.0-16772).

    10(p)    Registration Rights Agreement, dated April 20, 1999,     Incorporated herein by reference to Exhibit 4.11
             among Peoples Bancorp Inc., PEBO Capital Trust I and     to the 1999 Form S-4.
             Sandler O'Neill & Partners, L.P.

      12     Statements of Computation of Ratios.                     Filed herewith.

      21     Subsidiaries of Peoples Bancorp Inc.                     Filed herewith.

      23     Consent of Independent Auditors - Ernst & Young LLP.     Filed herewith.



*Management Compensation Plan
