Form 10-Q
period 2001-03-31
PEOPLES BANCORP INC
filed 2001-05-14
CIK 318300

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark One)
            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the transition period from ____ to ____


                         Commission file number 0-16772

                              PEOPLES BANCORP INC.
     ---------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


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


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, at May 1, 2001: 6,580,243.




                               Page 1 of 29 Pages

                        Exhibit Index Appears on Page 28

                         PART I - FINANCIAL INFORMATION

                                     ITEM 1


The following Condensed Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Stockholders' Equity, and Consolidated Statements of Cash Flows of Peoples Bancorp Inc. and subsidiaries ("Peoples"), reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000, contained herein has been derived from the audited balance sheet included in Peoples' Annual Report on Form 10-K for the year ended December 31, 2000 ("2000 Form 10-K"). Complete audited consolidated financial statements with footnotes thereto are included in Peoples' 2000 Form 10-K.

The consolidated financial statements include the accounts of Peoples and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
                                                                                  March 31,     December 31,
ASSETS                                                                             2001            2000
Cash and cash equivalents:
     Cash and due from banks                                                   $     34,165   $     28,242
     Interest-bearing deposits in other banks                                           210            207
     Federal funds sold                                                              10,015              -
-----------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                            44,390         28,449
-----------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized cost of $323,447 and $335,111 at March 31, 2001, and
     December 31, 2000, respectively)                                               324,508        330,521

Loans, net of unearned interest                                                     752,845        736,965
Allowance for loan losses                                                           (12,029)       (10,930)
-----------------------------------------------------------------------------------------------------------
          Net loans                                                                 740,816        726,035
-----------------------------------------------------------------------------------------------------------

Bank premises and equipment, net                                                     15,665         15,565
Other assets                                                                         34,690         35,264
-----------------------------------------------------------------------------------------------------------
               Total assets                                                    $  1,160,069   $  1,135,834
-----------------------------------------------------------------------------------------------------------

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing                                                      $     87,817   $     84,974
     Interest bearing                                                               721,173        672,647
-----------------------------------------------------------------------------------------------------------
          Total deposits                                                            808,990        757,621
-----------------------------------------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased and securities sold under repurchase agreements         38,472         54,729
     Federal Home Loan Bank term advances                                            45,000         65,186
-----------------------------------------------------------------------------------------------------------
          Total short-term borrowings                                                83,472        119,915
-----------------------------------------------------------------------------------------------------------

Long-term borrowings                                                                140,876        138,511
Accrued expenses and other liabilities                                                7,604          7,572
-----------------------------------------------------------------------------------------------------------
               Total liabilities                                                  1,040,942      1,023,619
-----------------------------------------------------------------------------------------------------------

Guaranteed preferred beneficial interests in junior subordinated debentures          29,029         29,021


Stockholders' Equity
Common stock, no par value, 12,000,000 shares authorized - 6,692,865 shares issued at March 31, 2001, and 6,679,028 issued
     at December 31, 2000, including shares in treasury                              66,607         66,364
Accumulated comprehensive income, net of deferred income taxes                          689         (2,983)
Retained earnings                                                                    25,050         23,381
-----------------------------------------------------------------------------------------------------------
                                                                                     92,346         86,762
Treasury stock, at cost, 108,623 shares at March 31, 2001, and
     189,357 shares at December 31, 2000                                             (2,248)        (3,568)
-----------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                            90,098         83,194
-----------------------------------------------------------------------------------------------------------
               Total liabilities, minority interests and stockholders' equity  $  1,160,069   $  1,135,834
-----------------------------------------------------------------------------------------------------------







                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)                      Three Months Ended
                                                                       March 31,
                                                                 2001              2000

Interest Income                                             $    22,120     $     20,112
Interest expense                                                 11,809           10,008
-----------------------------------------------------------------------------------------
     Net interest income                                         10,311           10,104
Provision for loan losses                                           675              522
-----------------------------------------------------------------------------------------
     Net interest income after provision for loan losses          9,636            9,582
Net gain (loss) on securities transactions                            2              (11)
Net gain (loss) on asset disposals                                   20               (6)
Mark-to-market adjustment on interest rate caps                    (173)               -
Non-interest income:
    Service charges on deposits                                     810              752
    Trust revenues                                                  614              698
    Insurance commissions                                           321              156
    Electronic banking revenues                                     319              282
    Other non-interest income                                       137              241
-----------------------------------------------------------------------------------------
        Total non-interest income                                 2,201            2,129
Non-interest expense:
    Salaries and benefits                                         3,585            3,293
    Occupancy and equipment                                         945              976
    Trust preferred                                                 652              655
    Amortization of intangibles                                     566              571
    Data processing and software                                    247              245
    Other non-interest expense                                    1,956            1,813
-----------------------------------------------------------------------------------------
        Total non-interest expense                                7,951            7,553
-----------------------------------------------------------------------------------------
Income before income taxes                                        3,735            4,141
Income taxes                                                      1,139            1,279
-----------------------------------------------------------------------------------------
               Net income                                  $      2,596    $       2,862
=========================================================================================


Basic earnings per share                                   $       0.40    $        0.43
-----------------------------------------------------------------------------------------

Diluted earnings per share                                 $       0.39    $        0.43
-----------------------------------------------------------------------------------------


Weighted average shares outstanding (basic)                   6,531,986        6,602,504
-----------------------------------------------------------------------------------------

Weighted average shares outstanding (diluted)                 6,619,399        6,705,526
-----------------------------------------------------------------------------------------

Cash dividends declared                                    $        927    $         932
-----------------------------------------------------------------------------------------

Cash dividend per share                                    $       0.14    $        0.14
-----------------------------------------------------------------------------------------




                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


 (Dollars in thousands, except share amounts)
                                                                                          Accumulated
                                                                                            Other
                                              Common Stock        Retained    Treasury   Comprehensive
                                              Shares Amount       Earnings     Stock       Income           Total

---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                 6,679,028 $  66,364    $ 23,381   $ (3,568)   $   (2,983)    $    83,194
---------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                        2,596                                    2,596
   Other comprehensive income, net of tax:
      Unrealized gains on available-for-sale
        securities                                                                            3,672           3,672
                                                                                                         -----------
           Comprehensive income                                                                               6,268
Exercise of common stock options
   (reissuance of  7,659 treasury                          (81)                   155                            74
   shares)
Tax benefit from exercise of stock                          19                                                   19
options
Reissuance of 79,785 treasury shares to
   purchase Lower Salem Commercial Bank        7,783       220                  1,280                         1,500
Cash dividends declared                                               (927)                                    (927)
Common stock issued under dividend
   reinvestment plan                           6,054        85                                                   85
Purchase of 6,710 shares of treasury stock,                                      (115)                         (115)
---------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                    6,692,865 $  66,607    $ 25,050   $ (2,248)   $      689     $    90,098
=====================================================================================================================

Comprehensive Income:
Net unrealized appreciation arising during period, net of tax                                                3,673
Less: reclassification adjustment for securities gains included in net income,                                   1
net of tax
---------------------------------------------------------------------------------------------------------------------
Net unrealized appreciation on investment securities                                                         3,672
=====================================================================================================================




                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                                    Three Months Ended
                                                                                March 31,

Cash flows from operating activities:
Net income                                                                $    2,596   $     2,862
Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                              675           522
          (Gain) loss on securities transactions                                  (2)           11
          (Gain) loss on asset disposals                                         (20)            6
          Mark-to-market adjustment on interest rate caps                        173             -
          Depreciation, amortization, and accretion                            1,146         1,201
          Increase in interest receivable                                       (197)         (393)
          Increase (decrease) in interest payable                                 17          (169)
          Deferred income tax (benefit) expense                                 (178)          268
          Deferral of loan origination fees and costs                            135           (79)
          Other, net                                                             (94)         (438)
---------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                       4,251         3,791
---------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchases of available-for-sale securities                                         -        (4,271)
Proceeds from sales of available-for-sale securities                               -           429
Proceeds from maturities of available-for-sale securities                     14,114         5,583
Net decrease (increase) in loans                                                 602       (12,908)
Expenditures for premises and equipment                                          (57)         (156)
Proceeds from sales of other real estate owned                                    41             -
Acquisitions, net of cash received                                              (162)            -
Investment in limited partnership and tax credit funds                          (400)         (400)
---------------------------------------------------------------------------------------------------
               Net cash provided by (used in) investing activities            14,138       (11,723)
---------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Net decrease in non-interest bearing deposits                                 (4,006)       (2,310)
Net increase in interest-bearing deposits                                     37,962        15,504
Net decrease in short-term borrowings                                        (35,443)      (14,071)
Payments on long-term borrowings                                                (158)         (157)
Cash dividends paid                                                             (762)         (764)
Purchase of treasury stock                                                      (115)       (1,094)
Proceeds from issuance of common stock                                            74            56
---------------------------------------------------------------------------------------------------
               Net cash used in financing activities                          (2,448)       (2,836)
---------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                          15,941       (10,768)
Cash and cash equivalents at beginning of period                              28,449        43,751
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $   44,390   $    32,983
---------------------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS

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



1.  Mergers and Acquisitions
Effective at the close of business on February 23, 2001, Peoples acquired Lower Salem Commercial Bank for total consideration of $2.4 million ($0.9 million in cash and $1.5 million in common stock, or 87,568 common shares). The acquisition was accounted for under the purchase method of accounting, and accordingly, the consolidated results include the operations of Lower Salem Commercial Bank from the date of acquisition. Lower Salem Commercial Bank had one full-service banking office located in Lower Salem, Ohio and total assets of $22.9 million, deposits of $18.1 million and shareholders' equity of $2.2 million at December 31, 2000. Peoples now operates the former Lower Salem Commercial Bank as a full-service sales office of Peoples Bank.



2.  Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). This statement, as amended by Statement Nos. 137 and 138, establishes new accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. Peoples adopted SFAS No. 133 on January 1, 2001, as required, resulting in pre-tax mark-to-market adjustments on interest rate caps totaling $173,000, decreasing net income in the first quarter of 2001 by $112,000, or $0.02 per share. Unrealized gains or losses and contribution to net profits from these instruments were immaterial in previous periods. Based on Peoples' current interest rate caps, management believes the adoption of SFAS No. 133 will not have a significant impact on future results of operations.

                                     ITEM 2

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                             SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows:
                                                                                                For the Three
                                                                                            Months Ended March 31,
SIGNIFICANT RATIOS                                                                        2001                2000
Operating return on average equity (a)                                                      12.67 %             15.85 %
Cash basis operating return on average equity (a) (b)                                       18.43 %             24.93 %
Operating return on average assets (a)                                                       0.95 %              1.08 %
Cash basis operating return on average assets (a) (b)                                        1.11 %              1.26 %
Return on average equity                                                                    12.15 %             15.85 %
Cash basis return on average equity (b)                                                     17.76 %             24.93 %
Return on average assets                                                                     0.91 %              1.08 %
Cash basis return on average assets (b)                                                      1.07 %              1.26 %
Net interest margin (c)                                                                      3.98 %              4.25 %
Efficiency ratio (d)                                                                        57.81 %             55.92 %
Non-interest income leverage ratio (e)                                                      29.80 %             30.48 %
Average stockholders' equity to average assets                                               7.51 %              6.84 %
Cash dividends to net income                                                                35.71 %             32.56 %
Loans net of unearned interest to deposits (end of period)                                  93.06 %             90.74 %
Allowance for loan losses to loans net of unearned interest (end of period)                  1.60 %              1.58 %

--------------------------------------------------------------------------------------------------------------------------

CAPITAL RATIOS
Tier I capital ratio                                                                        12.98 %             12.64 %
Risk-based capital ratio                                                                    14.32 %             14.30 %
Leverage ratio                                                                               8.89 %              8.46 %

--------------------------------------------------------------------------------------------------------------------------

PER SHARE DATA Operating income per share (a):
     Basic                                                                           $       0.41        $       0.43
     Diluted                                                                                 0.41                0.43
     Cash basis earnings - diluted (b)                                                       0.47                0.49
Net income per share:
     Basic                                                                           $       0.40        $       0.43
     Diluted                                                                                 0.39                0.43
     Cash basis earnings - diluted (b)                                                       0.45                0.49
Cash dividends per share                                                                     0.14                0.14
Book value per share                                                                 $      13.68        $      11.07
Tangible book value per share (b)                                                    $      10.83        $       8.07
Weighted average shares outstanding:
     Basic                                                                              6,531,986           6,602,504
     Diluted                                                                            6,619,399           6,705,526

--------------------------------------------------------------------------------------------------------------------------

(a) In 2001, excludes after-tax mark-to-market adjustment of $112,000 on interest rate caps due to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Instruments."
(b) Excludes after-tax impact of intangible amortization expense and/or balance sheet impact of intangible assets acquired through the use of purchase accounting for acquisitions.
(c) Calculated using fully-tax equivalent net interest income as a percentage of average earning assets.
(d) Non-interest expense (less intangible amortization and non-direct operating expenses) as a percentage of fully-tax equivalent net interest income plus non-interest income. All non-recurring items are removed from this calculation.
(e) Non-interest income (less securities and asset disposal gains) as a percentage of non-interest expense (less intangible amortization and non-direct operational expenses). All non-recurring items are removed from this calculation.


Introduction
------------
The following discussion and analysis of the Consolidated Financial Statements of Peoples is presented to provide insight into management's assessment of the financial results. Peoples' subsidiaries are Peoples Bank, National Association ("Peoples Bank") and Northwest Territory Life Insurance Company, an Arizona corporation that reinsures credit life and disability insurance issued to customers of Peoples' banking subsidiary. Peoples Bank also operates Peoples Insurance Agency, Inc. ("Peoples Insurance"), which offers a full range of life, health, property, and casualty insurance products to customers in Peoples' markets, and Peoples Loan Services, Inc., which manages a portion of Peoples' loan portfolio.

Peoples Bank, a nationally chartered banking association and member of the Federal Reserve System, is subject to the regulation, supervision, and examination by the Office of the Comptroller of the Currency ("OCC"). Peoples Bank offers complete financial products and services through 40 financial service locations and 27 ATM's in the states of Ohio, West Virginia, and Kentucky. Peoples OnLine Connection, Peoples Bank's e-banking service, can be found on the Internet at www.peoplesbancorp.com. Peoples Bank provides an array of financial products and services to customers, including traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. Peoples provides services through walk-in offices and automobile drive-in facilities, automated teller machines, telephone banking, and the Internet. Peoples Insurance also offers investment and insurance products. Peoples Bank also makes available other financial services via Peoples Investments, which provides customer-tailored solutions for fiduciary needs, investment alternatives, and asset management needs (securities are offered exclusively through Raymond James Financial Services, member NASD/SIPC and an independent broker/dealer, located at Peoples Bank).

This discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements and footnotes thereto and the ratios, statistics, and discussions contained elsewhere in this Form 10-Q.

References will be found in this Form 10-Q to the following transactions that have impacted or will impact Peoples' results of operations:

       On January 12, 2001, Peoples announced approval to repurchase 125,000 shares (or approximately 2% of Peoples' outstanding common shares) from time to time in open market or privately negotiated transactions ("2001 Stock Repurchase Program"). Through May 1, 2001, Peoples repurchased 15,157 treasury shares under the 2001 Stock Repurchase Plan (or 12% complete). The 2001 Stock Repurchase Plan will expire on December 31, 2001.

       Effective at the close of business on February 23, 2001, Peoples acquired Lower Salem Commercial Bank for total consideration of $2.4 million ($0.9 million in cash and $1.5 million in common stock, or 87,568 common shares) ("Lower Salem Bank Acquisition"). The acquisition was accounted for under the purchase method of accounting, and accordingly, the consolidated results include the operations of Lower Salem Commercial Bank from the date of acquisition. Lower Salem Commercial Bank had one full-service banking office located in Lower Salem, Ohio and total assets of $22.9 million, deposits of $18.1 million and shareholders' equity of $2.2 million at December 31, 2000. Peoples now operates the former Lower Salem Commercial Bank as a full-service sales office of Peoples Bank.

The impact of these transactions, where significant, is discussed in the applicable sections of this Management's Discussion and Analysis.



                              RESULTS OF OPERATIONS

Overview of the Income Statement
--------------------------------
For the three months ended March 31, 2001, operating income totaled $2,708,000 compared to $2,862,000 for the first quarter of 2000. Operating and cash basis earnings were $0.41 and $0.47 per diluted share through the first three months of 2001 versus $0.43 and $0.49 the previous year. Operating return on equity ("ROE") was 12.67% in the first quarter of 2001 compared to 15.85% for the first quarter of 2000 while cash basis operating return on equity was 18.43% and 24.93% for the same periods. Cash basis earnings exclude the effects of intangible assets and related amortization expenses. Operating income in 2001 excludes the after-tax mark-to-market adjustment of $112,000 on interest rate caps as a result of Peoples' adopting Statement of Financial Accounting Standards Number 133 "Accounting for Derivative Instruments and Hedging Instruments" ("SFAS No. 133"), as required on January 1, 2001.

Because the economic and interest rate environment has significantly changed since early last year, management believes that Peoples' results of operations from the fourth quarter of 2000, or the linked quarter, provide a better comparison than the results from the first quarter of 2000. For the fourth quarter of 2000, operating income totaled $2,682,000, or $0.41 per diluted share, and operating return on equity was 13.62%. On a cash basis, operating income totaled $3,082,000, or $0.47 per diluted share for the linked quarter, and cash basis operating return on equity was 20.34%.

Including the impact of adopting SFAS No. 133, net income totaled $2,596,000, or $0.39 per diluted share, in the first quarter of 2001. This compares to $2,682,000, or $0.41 per diluted share, for the fourth quarter of 2000 and $2,862,000, or $0.43 per diluted share, in the first quarter last year. Cash basis earnings totaled $0.45 per diluted share through the first three months of 2001 compared to diluted cash basis earnings of $0.47 per share last quarter and $0.49 per share in the first quarter of 2000. Return on equity ("ROE") was 12.15% in the first quarter of 2001 versus 13.62% for the fourth quarter of 2000 and 15.85% the previous year.

Net interest income increased $345,000 (or 3.5%) to $10,311,000 for the quarter ended March 31, 2001, compared to the linked quarter. The increased net interest income in 2001 is the result of earning asset growth in late 2000 and net assets acquired in the Lower Salem Bank Acquisition. The provision for loan losses totaled $675,000 for the first quarter of 2001, up $75,000 (or 12.5%) from the fourth quarter of 2000 as a result of less favorable loan loss experience and a general economic slowdown in markets served by Peoples.

For the three months ended March 31, 2001, non-interest income totaled $2,201,000 compared to $2,339,000 for the fourth quarter of 2000 and $2,129,000 a year ago. While service charges on deposits remain the largest source of non-interest income, insurance and investment commissions produced the largest growth percentage in the first quarter of 2001. Non-interest expenses totaled $7,951,000 for the first quarter of 2001, down $14,000 (or 0.2%) from $7,965,000 the previous quarter and up $398,000 (or 5.3%) compared to the first quarter of 2000. Salaries and benefits remain the largest portion of Peoples' non-interest expense and represent the largest part of the increase in the first quarter of 2001 compared to the first quarter of 2000.


Interest Income and Expense
---------------------------
Peoples' largest source of revenue is net interest income, the amount by which interest income on earning assets exceeds interest paid on interest-bearing liabilities. Interest earning assets include loans and investment securities while interest-bearing liabilities include interest-bearing deposits and borrowed funds. Various factors impact net interest income such as changes in market interest rates and adjustments in the mix of interest-earning assets and interest-bearing liabilities. While management can adjust the mix of assets and liabilities to try to control and improve net interest income, the actions of the Federal Reserve, competitors and other factors have a greater impact on market interest rates (and thus Peoples' net interest income) than those adjustments made by management. Consequently, net interest margin and income will be difficult to predict, and to control, in volatile interest rate environments.

For the three months ended March 31, 2001, net interest income grew to $10,311,000 compared to $9,966,000 for the fourth quarter of 2000, an increase of $345,000 (or 3.5%). Total interest income reached $22,120,000 while interest expense totaled $11,809,000. Compared to the first quarter of 2000, net interest income grew $207,000 (or 2.0%) from $10,104,000. The increased net revenues in 2001 are due to balance sheet growth in 2000, as well as the Lower Salem Bank Acquisition.

Included in interest income is $457,000 of income from investments issued by and loans made to states and political subdivisions that is not subject to taxation. As a result, it is more meaningful to analyze net interest income on a fully-tax equivalent ("FTE") basis. In the first quarter of 2001, FTE net interest income grew $342,000 (or 3.3%) compared to 2000's fourth quarter and increased $215,000 (or 2.1%) from last year's first quarter total of $10,358,000.

For the first quarter of 2001, the FTE yield on Peoples' earning assets was 8.48% compared to 8.58% the previous quarter and 8.36% a year ago, while the cost of interest-bearing liabilities was 5.13%, 5.29% and 4.61% for the same periods, respectively. Average total earning assets reached $1.06 billion in the first quarter of 2001, up $14.6 million (or 1.4%) versus the fourth quarter of 2000 and up $85.5million (or 8.7%) compared to the first quarter of 2000. Interest-bearing liabilities averaged $931.1 million during the first three months of 2001 compared to $927.2 million the previous quarter and $872.0 million a year ago.

A key measurement of the net revenue stream generated by the mix and pricing of Peoples' earning assets and interest-bearing liabilities is net interest margin. Net interest margin is calculated by dividing FTE net interest income by average interest-earning assets. For the first quarter of 2001, net interest margin was 3.98% compared to the 2000 fourth quarter ratio of 3.91% and first quarter 2000 ratio of 4.25%.

During the first quarter of 2001, the Federal Reserve reduced key interest rates 150 basis points, which had a positive impact on net interest income and margin. However, competition for loans and deposits, a factor that negatively impacted net interest margin in the latter half of 2000, remained fierce and partially offset the positive impact of the rate reductions. Through the first three months of 2001, net interest margin, on a month only basis, increased approximately 10 basis points per month from 3.90% in January to 4.10% in March. Management believes continued intense competition for loans and deposits will slow future net interest margin improvement, although additional interest rate cuts should modestly improve net interest margin in the second half of 2001.

Loans account for the largest portion of earning assets and averaged $740.4 million during the three months ended March 31, 2001 with a FTE yield of 9.09%. For the three months ended December 31, 2000, average loans were $731.4 million with a FTE yield of 9.09%, while in the first quarter of 2000, loans averaged $662.9 million and with a FTE yield of 8.93%. Peoples' other major earning assets are investment securities, which increased $4.6 million (or 1.4%) from 2000's first quarter average of $323.8 million to $328.4 million for the three months of 2001. The FTE yield on investments decreased 13 basis point in the first quarter of 2001 to 6.85% compared 6.98% for the linked quarter. Interest rate reductions in the first quarter of 2001 increased the market value of Peoples' investment portfolio, which has a negative impact on the FTE yield.

Compared to the linked quarter, deposit costs decreased 9 basis points during the first quarter of 2001 to 5.04%. Compared to the first quarter of 2000, deposits costs increased 66 basis points in 2001 due to growth in higher cost customer funding sources such as certificates of deposit and money market accounts. As a result of the recent interest rate reductions by the Federal Reserve, management anticipates some additional reduction in deposit costs in the second quarter of 2001 although competitors' pricing of deposits and alternative investments may limit Peoples' ability to reduce deposit costs.

In recent quarters, Peoples utilized various sources of short-term and long-term borrowings as additional funding sources along with core deposits to fund loan growth. The cost of borrowed funds increased to 5.40% for the first three months of 2001 in comparison to 5.29% in the first quarter of 2000, due to rising interest rates in the latter half of 2000. However, Peoples' cost of borrowed funds decreased 33 basis points compared to the fourth quarter of 2000. The series of interest rate reductions by the Federal Reserve and the decreased volume in borrowed funds of approximately $11.5 million since year-end 2000 have contributed to these reduced borrowing costs.

The primary source of borrowed funds is advances, both short and long-term, from the Federal Home Loan Bank ("FHLB"). The short-term advances are primarily LIBOR-based advances that had an average cost of 6.10% during the first quarter of 2001 compared to 6.69% the previous quarter and 6.02% in the first quarter of 2000. Most of the long-term FHLB advances are fixed rate advances. Through three months in 2001, the cost of long-term FHLB advances averaged 5.03%, down 6 basis points in comparison to the fourth quarter of 2000 and down 10 basis points from the first quarter of 2000. Management will continue to use FHLB borrowings to fund earning asset growth when appropriate.

Peoples' cash management services (offered to a variety of business customers) have also provided short-term funding, primarily in the form of overnight repurchase agreements. In the first quarter of 2001, these overnight repurchase agreements (excluding balances of wholesale market term repurchase agreements) averaged $27.4 million, a decrease of $5.9 million, from 2000's fourth quarter average balance of $33.2 million. The average rate paid on overnight repurchase agreements during the three months ended March 31, 2001, was 5.03%, down 65 basis points from the prior quarter's average rate of 5.68%. In comparison to the first quarter of 2000, the average balance of overnight repurchase agreements decreased $1.7 million and the average rate paid increased 16 basis points. Peoples also accesses national market repurchase agreements to diversify short-term funding sources. During the first quarter of 2001, national market term repurchase agreements averaged $24.1 million with a rate of 6.24%, down from the fourth quarter 2000's average balance of $25.8 million at an average rate of 6.86%.

While management anticipates continued competition for loans and deposits throughout the remainder of 2001, the interest rate reductions during the first quarter of 2001, coupled with the 50 basis point reduction in April 2001 should sustain modest net interest margin improvement in 2001, although the full impact of the most recent rate reductions is not expected to significantly impact earnings until later in 2001. The slight improvement in each of the three months in 2001 is a positive sign. However, management believes any additional improvement in net interest margin as a result of the interest rate cuts could be partially, or fully, offset by the immediate decrease in prime-based commercial lending and the refinancing of other loans by consumers due to the rate reductions. Provision for Loan Losses Peoples recorded a provision for loan losses of $675,000 in the first quarter of 2001, compared to $600,000 in the linked quarter, and $522,000 in the first quarter of 2000. The increased provision in the first quarter of 2001 is based upon the continuing effects of the economic slowdown in Peoples markets and contiguous areas, combined with less favorable loss experience in the past two quarters. Management believes the current provision is reflective of the volume concentrations, relative quality of certain loans in the portfolio, and overall inherit credit risk and reflects the aggressive steps taken to assure the adequacy of the allowance for loan losses.

Management anticipates that the provision in the second quarter of 2001 will be similar to the first quarter of 2001. Any change in the provision in future quarters will be based on loan volumes and other factors affecting loan losses, such as loan delinquencies, portfolio risk, overall loan growth, and general economic conditions in Peoples' markets. Further information can be found later in this discussion under "Allowance for Loan Losses."


Net Gain (Loss) on Securities Transactions
------------------------------------------
Peoples reported net gains on securities transactions of $2,000 for the first quarter 2001 compared to net losses of $11,000 recorded in 2000. The net gains in 2001 and net losses in 2000 were the result of normal portfolio management.


Net Gain (Loss) on Asset Disposals
----------------------------------
Net gains on asset disposals totaled $20,000 for first three months of 2001 compared to net losses of $6,000 in the same period last year. These gains and losses were the result of asset disposals in conjunction with normal asset replacement.


Mark-to-Market Adjustment on Interest Rate Caps
-----------------------------------------------
From time to time, management enters into interest rate contracts of a derivative or hedging nature with unaffiliated financial institutions as a means of managing the risk of changing interest rates. The interest rate contracts, or "caps" in Peoples' present case, protect the company from significant loss of net interest income in a rising interest rate environment. The interest rate caps are off-balance sheet commitments to receive payments for interest rate differentials between an index rate and a specified rate, computed on notional amounts. At March 31, 2001, Peoples had interest rate contracts with notional amounts totaling $30 million.

On January 1, 2001, Peoples adopted Statement of Financial Accounting Standards Number 133 "Accounting for Derivative Instruments and Hedging Instruments" ("SFAS No. 133"), as required. The adoption resulted in a mark-to-market adjustment on interest rate caps totaling $173,000, on a pre-tax basis, and decreased net income in the first quarter of 2001 by $112,000, or $0.02 per share. Unrealized gains or losses and contribution to net profits from these instruments were immaterial as of and for the year ended December 31, 2000. Any remaining adjustments related to existing interest rate caps will be immaterial.


Non-Interest Income
-------------------
Peoples generates non-interest income from four primary sources: deposit account service charges, fiduciary activities, investment and insurance commissions, and electronic banking. During the first three months of 2001, non-interest income decreased $138,000 (or 5.9%) to $2,201,000 compared to the fourth quarter 2000 total of $2,339,000. The decrease is due primarily to seasonal debit card activity in the fourth quarter of 2000 as well as revenues generated from overdraft fees, which are typically higher in the last quarter of each calendar year. Non-interest income totaled $2,201,000 for the first quarter of 2001, an increase of $72,000 (or 3.4%) compared to the same period in 2000. The increased non-interest income compared to the first quarter of 2000 is due largely to increased insurance and investment commissions, especially life insurance and annuity sales. All of the other areas experienced increased income in comparison to the previous year except fiduciary revenues, which continue to be affected by the US stock market decline - the primary basis for fiduciary fees.

Peoples' fee income generated from deposits is based on the recovery of costs associated with services provided and continues to be the largest component of Peoples' non-interest income. For the three months ended March 31, 2001, deposit account service charge income increased $58,000 (or 7.7%), compared to the first quarter of 2000, to $810,000. The increased deposit account income is primarily attributable to higher volumes of standard fees such as overdraft and non-sufficient fund fees. The growth in Peoples' deposit service income generated from business customers also contributed to the increase in 2001 compared to the first quarter of 2000. Income generated from deposit accounts totaled $863,000 for the fourth quarter of 2000.

Income from fiduciary activities totaled $614,000 in the first quarter of 2001, down $84,000 (or 12.0%) compared to the first quarter of 2000 and $20,000 (or 3.2%) versus the linked quarter. The fee structure for investment and fiduciary activities is based primarily on the market value of assets being managed, which totaled approximately $480 million at March 31, 2001, compared to $519 million at mid-year 2000. During the same period, most of the major US market indices showed significant decreases. Despite the current volatility in fees, management is committed to fiduciary revenues being a significant contributor to future non-interest income.

Peoples also offers a complete line of insurance and investment products through Peoples Insurance and Peoples Investments. Through the first three months of 2001, Peoples continued to add resources and expand its product offerings and market penetration resulting in increased commission revenues. For the quarter ended March 31, 2001, commissions on insurance and securities sales generated revenues of $321,000, up $165,000 (or 106%) compared to the same period a year earlier. The sale of life insurance and annuities accounted for a majority of the revenue growth. Property and casualty insurance commission revenues have increasingly contributed to the growth since mid-2000 and management anticipates these revenues becoming a more significant contributor to insurance and investment revenues throughout the rest of 2001.

Peoples' other significant source of non-interest income is electronic banking, which includes ATM and debit card services, direct deposit services and Internet banking. Electronic banking is also one of Peoples' many delivery channels for providing products and services to its clients. For the first quarter of 2001, electronic banking revenues totaled $319,000, an increase of $37,000 (or 13.1%) compared to the first three months of 2000. Electronic banking revenues totaled $334,000 in the fourth quarter of 2000. The increase from the first quarter of 2000 is due largely to the sustained growth of debit card usage by Peoples' clients and marginal increased ATM usage fees. The decrease from the previous quarter is primarily the result of heavy debit card usage during the peak holiday shopping period in the fourth quarter of 2000. As the financial services industry continues to develop additional e-commerce capabilities, management anticipates opportunities will exist for electronic banking to produce additional sources of revenue.


Non-Interest Expense
--------------------
Peoples has continually focused on controlling overall non-interest expense growth. For the first three months of 2001, non-interest expenses grew $398,000 (or 5.3%) to $7,951,000 compared to the same period last year and were flat compared to the fourth quarter of 2000. Salaries and benefits accounted for most of the increase from a year ago and reflect both the necessary adjustments to bring key associates salaries to a level at or above peer averages and the escalating cost of benefits. All of the other major areas of Peoples' non-interest expense were virtually unchanged from their levels in recent periods except for a slight increase in non-income based taxes.

The largest component of Peoples' non-interest expense is salaries and benefits, which is inherent in a service-based industry such as financial services. For the three months ended March 31, salaries and benefits totaled $3,585,000 in 2001 versus $3,293,000 in 2000, an increase of $292,000 (or 8.9%). Compared to the fourth quarter of 2000, total of $3,516,000, salaries and benefits grew $69,000 (or 2.0%) in 2001. Most of the increase in 2001 is due to the combination of commissions paid to insurance and investment associates, higher medical insurance costs, as well as wage adjustments necessary to retain key personnel in the competitive labor market and corresponding increases in benefits. Salaries and benefits expense also increased due to growth of the number of sales associates. At March 31, 2001, Peoples had 392 full-time equivalent associates, compared to 388 at year-end 2000 and 383 at March 31, 2000. Management will continue to leverage its resources while retaining key associates, effectively optimizing customer service and return to shareholders.

Net occupancy and equipment expenses totaled $945,000, down $31,000 (or 3.2%) compared to the first quarter of the previous year and essentially unchanged compared to the fourth quarter of 2000. For the remainder of 2001, management expects net occupancy and equipment expense to remain near first quarter 2001 levels or increase modestly due to continued investment in technology and other customer service enhancements.

While Peoples' other major non-interest expenses remained level compared to previous quarters, non-income-based taxes that include property and franchise taxes increased slightly. For the first quarter of 2001, these taxes totaled $251,000 compared to $165,000 and $202,000 for the three months ended December 31 and March 31, 2000, respectively. The increased level of these taxes is due primarily to equity growth at Peoples Bank and taxes applied to equity. Management places significant emphasis on paying and expensing appropriate levels of income based taxes as well as other taxes.

Management uses the efficiency ratio as a key indicator of performance. The efficiency ratio is defined as operating non-interest expenses as a percentage of the aggregate of FTE net interest income and non-interest income. Excluded from the ratio calculation are securities and asset disposal gains and losses, as well as intangible amortization and any other non-recurring, non-operational transactions. Peoples' efficiency ratio was 57.81% for the first three months of 2001 versus 58.54% last quarter and 55.92% for first quarter of 2000.

In addition to the efficiency ratio, management uses the non-interest income leverage ratio to measure performance. The non-interest income leverage ratio, defined as non-interest income as a percentage of operating expenses, allows management to better measure efficiency and removes the impact of net interest income, which often fluctuates due to interest rate changes. Securities and asset disposal gains and losses are excluded from both ratio calculations, along with intangible amortization and any other non-recurring, non-operational transactions.

For the first quarter of 2001, Peoples' non-interest leverage ratio was 29.8% compared to 31.5% for the fourth quarter of 2000 and 30.5% a year ago. The decreased market values of US equities - the basis for most of Peoples' fiduciary revenues - will continue to challenge fiduciary based revenue during the remaining nine months of 2001. Part of Peoples' long-term strategy includes growing top-line revenues without proportional increases in expenses or deterioration of the level of service to Peoples' clients. Peoples' target non-interest income leverage ratio for 2001 is 34% and management believes the target is attainable, although the decline of fiduciary revenues has intensified the challenge.


Return on Equity
----------------
For the three months ended March 31, 2001, operating return on equity ("ROE") was 12.67% versus 13.62% for the linked quarter and 15.85% in the first quarter of 2000. On a cash basis, operating ROE was 18.43% through three months in 2001 compared to 24.93% for the same period in 2000 while in the fourth quarter of 2000 was 20.34%. Including the impact of adopting SFAS No. 133, ROE was 12.15% for the first quarter of 2001, while on a cash basis it was 17.76%.

The declining interest rate environment has caused Peoples' adjustment to equity to increase due to market value increases on investments held as available-for-sale securities. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' balance sheet are more sensitive to the changing market values of investments, causing ROE to fluctuate. At March 31, 2001, the adjustment for the net unrealized holding gain on available-for-sale securities, net of deferred income taxes, totaled $0.7 million, a change of $3.7 million since year-end 2000 and $9.9 million compared to March 31, 2000. This drastic shift has challenged and is expected to challenge ROE enhancement in 2001. However, increasing earnings per share continues to be the main focus of Peoples' management team.


Return on Assets
----------------
Return on assets ("ROA") for the three months ended March 31, 2001, was 0.91%. This compares to 0.96% for the fourth quarter of 2000 and 1.08% a year ago. Removing the impact of intangibles and the related amortization, tangible ROA was 1.11% in the first quarter of 2001 versus 1.12% the previous quarter and 1.26% for the first three months of 2000. For the first quarter of 2001, operating ROA and cash basis ROA were 0.95% and 1.07%, respectively.

In recent years, the emphasis on ROA has diminished not only within the investment community but also as a key performance indicator for management with the focus shifting to ROE and most importantly EPS enhancement. Despite the lesser emphasis, management continues to monitor ROA and considers it an indicator of Peoples' ability to effectively deploy its assets. Management expects any enhancement to ROA in 2001 to be minimal.


Income Tax Expense
------------------
During the first quarter of 2001, Peoples continued to implement tax expense control strategies through investments in low-income housing and historic tax credits. These investments are geared toward reducing Peoples' tax burden and lowering the effective tax rate. For the first three months of 2001, Peoples' effective tax rate was 30.5% compared to 30.9% in 2000. Peoples' cumulative investment related to the tax expense control strategies approximated $3.5 million at March 31, 2001, compared to $3.1 million at year-end 2000. Additional investments in various tax credit pools are planned over the next several years. These investments are part of a long-term strategy, which could include similar types of investments in the future, that management believes can further reduce Peoples' tax burden going forward.


                               FINANCIAL CONDITION

Overview of Balance Sheet
-------------------------
Total assets were $1.16 billion at March 31, 2001, an increase of $24.2 million compared to year-end 2000. Loan volumes increased $15.9 million (or 2.2%) to $752.8 million, with most of the growth occurring in real estate loans through the Lower Salem Bank Acquisition. Peoples also experienced growth in cash and cash equivalents, due to maturities of investment securities and normal loan paydowns of $15.9 million since December 31, 2000.

Total liabilities were $1.04 billion at March 31, 2001, an increase of $17.3 million (or 1.7%) during the first quarter of 2001. Peoples' interest bearing deposits, including money market accounts, grew $48.5 million (or 7.2%) to $721.2 million at March 31, 2001, while at the same time non-interest bearing deposits totaled $87.8 million, up $2.8 million (or 3.3%). Since December 31, 2000, Peoples reduced the amount of short-term borrowings by $36.4 million (or 30.4%) while long-term borrowings increased $2.4 million (or 1.7%).

Stockholders' equity totaled $90.1 million at March 31, 2001 compared to $83.2 million at December 31, 2000, an increase of $6.9 million (or 8.3%). The increased market value of Peoples' available-for-sale securities and the stock issued as a result of the Lower Salem Bank Acquisition account for a majority of the change in equity in 2001. The Lower Salem Bank Acquisition resulted in the reissuance of approximately $1.3 million of treasury stock and an overall increase in equity of $1.5 million. At December 31, 2000, Peoples had net unrealized losses of $3.0 million on available-for-sale securities compared to net unrealized gains of $0.7 million at the end of the first quarter 2001. Peoples held treasury stock totaling $2.2 million at March 31, 2001, compared to $3.6 million at year-end 2000.


Cash and Cash Equivalents
-------------------------
At March 31, 2001, cash and cash equivalents totaled $44.4 million, up $15.9 million from year-end 2000. Peoples' cash and due from bank balance increased $5.9 million to $34.2 million compared to December 31, 2000, due largely to increased transactions in process, which fluctuate on a daily basis, at the end of the first quarter in comparison to year-end 2000. Also included in cash and cash equivalent are federal funds sold. Since year-end 2000, Peoples has accumulated funds as a result of allowing securities to mature instead of reinvesting and modest growth in deposits. These excess funds were placed in Federal funds sold, which totaled $10.0 million at March 31, 2001. Peoples had no Federal funds sold at year-end 2000.

The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs and in response to other strategic actions. Management believes the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that mature within one year adequately serve Peoples' liquidity needs and should enable Peoples to meet cash obligations, special needs and off-balance sheet commitments as they come due. Management monitors the level of cash and cash equivalents on a constant basis to ensure funds are appropriately deployed in higher-yielding assets without compromising liquidity and funding needs.


Investment Securities
---------------------
At March 31, 2001, the amortized cost of Peoples' investment securities totaled $323.4 million compared to $335.1 million at year-end, a decrease of $11.7 million (or 3.5%). Since late 2000, management has used the principal runoff from maturing and called securities to temporarily reduce the amount of borrowed funds and fund potential loan growth rather than reinvesting those proceeds in securities. Management continues to evaluate Peoples' balance sheet structure and other needs and will make appropriate use of funds generated from portfolio runoff.

The increases in market value of Peoples' investment portfolio during the first quarter of 2001 partially offset decreases from principal runoff. At March 31, 2001, Peoples' investment securities had a market value of $324.5 million compared to $330.5 million at year-end 2000, a decrease of $6.0 million (or 1.8%). The difference in amortized cost and market value at March 31 resulted in unrealized appreciation in the investment portfolio of $1.1 million and a corresponding increase in Peoples' equity of $0.7 million. In comparison, the difference in amortized cost and market value at December 31, 2000, resulted in unrealized depreciation of $4.6 million and a decrease in equity of $3.0 million. The change from year-end 2000 can be attributed to market interest rate reductions.

At March 31, 2001, investments in US Treasury securities and obligations of US government agencies and corporations totaled $100.7 million, down $5.3 million (or 5.0%) since year-end 2000. Peoples' investment in mortgage-backed securities decreased $3.4 million (or 2.4%) during the first quarter of 2001 to $140.1 million at March 31, 2001, due primarily to maturities and prepayments. The total investment in obligations of states and political subdivisions was $39.0 million at March 31, 2001, an increase of $0.5 million (or 1.2%) during the first quarter. Other investments at March 31, 2001, totaled $44.7 million compared to $42.5 million at year-end 2000, a change of $2.2 million (or 5.1%).

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee ("ALCO") meetings. The group also monitors net interest income, sets pricing guidelines, and manages Peoples' interest rate risk. In late 2000, Peoples' ALCO recommended reducing the level of the investment portfolio as a mechanism to fund higher-yielding assets and may recommend a further reduction in 2001, if needed. Through active balance sheet management and analysis of the investment securities portfolio, Peoples maintains sufficient liquidity to satisfy depositor demand, company liquidity requirements and the various credit needs of its customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.


Loans
-----
Peoples primarily focuses on lending opportunities in central and southeastern Ohio, northern West Virginia, and northeastern Kentucky markets, especially retail lending, which includes single-family residential mortgages and other consumer lending. At March 31, 2001, gross loans totaled $752.8 million, an increase of $15.9 million (or 2.2%) since year-end 2000 and $80.1 million (or 11.9%) compared to a year ago. Most of the growth during the first quarter of 2001 was the result of the loans acquired in the Lower Salem Bank Acquisition. Since the first quarter of 2000, retail and commercial loan growth occurred primarily in Peoples' existing markets, while some commercial lending activity continues with selected customers outside Peoples' primary markets. The following table details total outstanding loans:

(dollars in thousands)                      March 31,  December 31,   March 31,
                                               2001       2000         2000
                                          ----------  ------------  -----------
Commercial, financial, and agricultural   $ 309,313   $ 310,558     $ 271,077
Real estate, construction                    26,970      20,267        18,419
Real estate, mortgage                       293,350     283,323       259,928
Consumer                                    123,212     122,817       123,312
-------------------------------------------------------------------------------
     Total loans                          $ 752,845   $ 736,965     $ 672,736
-------------------------------------------------------------------------------

Peoples experienced loan growth in the first quarter of 2001 primarily in real estate loans, which grew $16.7 million (or 5.5%) compared to year-end 2000 to $320.3 million (including construction loans) at March 31, 2001. Real estate loans (including construction loans) account for the largest portion of the loan portfolio, comprising 42.5% of Peoples' total loan portfolio, and a majority of the loan growth, increasing $42.0 million (or 15.1%) since March 31, 2000. Included in real estate loans are home equity credit lines ("Equilines"), which totaled $26.7 million at the end of the first quarter of 2001 compared to $26.1 million at December 31, 2000. Management believes Equiline loans are a competitive product with an acceptable return on investment after risk considerations. Residential real estate loans continue to represent a major focus of Peoples' lending due to the lower risk factors associated with this type of loan, and the opportunity to provide additional products and services to these consumers, at reasonable risk/return ratios to Peoples.

Through three months of 2001, commercial, financial and agricultural loans ("commercial loans") decreased $1.2 million (or 0.4%) from a year-end 2000 balance of $310.6 million. Commercial loans represent 41.1% of Peoples' total loan portfolio at March 31, 2001, versus 42.1% at December 31, 2000. Internal loan growth was tempered in early 2001 as a result of the general economic slowdown that affected Peoples' markets and contiguous areas, causing fewer lending opportunities that fit Peoples' underwriting criteria. Future commercial lending activities will depend on economic conditions and related parameters, such as general demand for loans in Peoples' primary markets and interest rates offered by Peoples. In addition to the anticipated in-market penetration, Peoples will continue to selectively lend to creditworthy customers outside its primary markets.

Consumer lending continues to be a vital part of Peoples' core lending. Excluding credit card balances, consumer loans increased $0.8 million (or 0.7%) to $116.7 million since year-end 2000. The majority of Peoples' consumer loans are in the indirect lending area, where volume decreases were experienced due to the recent general economic slowdown and declining creditworthy indirect sales opportunities, as well as normal runoff of indirect loans. At March 31, 2001, Peoples had indirect loan balances of $69.0 million, compared to $71.2 million at December 31, 2000, a change of $2.2 million (or 3.1%).

Management is pleased with the performance of Peoples' consumer loan portfolio, which can be attributed to a commitment of high customer service levels. Lenders use a tiered pricing system that enables Peoples to apply interest rates based on the corresponding risk associated with the indirect loan. Although consumer debt delinquency has increased in the financial services industry (due mostly to credit card debt), management's actions to reinforce Peoples' pricing system and underwriting criteria have had a positive impact on indirect lending delinquencies. Management plans to continue its commitment to the use of this tiered pricing system in the foreseeable future to improve the performance of Peoples consumer loan portfolio and promote controlled growth of quality indirect loans.

Peoples' credit card balances totaled $6.5 million at March 31, 2001, down $0.4 million since December 31, 2000, and up $0.1 million from a year ago. Management routinely explores new opportunities to serve credit card customers and grow the credit card balance; although, management does not intend to subject Peoples to additional and/or unnecessary risk merely for such growth.


Loan Concentration
------------------
Peoples' largest concentration of commercial loans is in credits to assisted living facilities/nursing homes, which comprised approximately 12.0% of Peoples' outstanding commercial loans at March 31, 2001, compared to 11.6% at year-end 2000. These lending opportunities have arisen due to recent industry growth in certain markets or contiguous areas. Management believes Peoples' loans to assisted living facilities/nursing homes do not present more than the normal amount of risk assumed in other types of lending, and management is confident Peoples has sufficient knowledge of this industry to make sound underwriting decisions.


Allowance for Loan Losses
-------------------------
The allowance for loan losses totaled $12.0 million, or 1.60% of total loans, at the end of the first quarter of 2001 compared to $10.9 million, or 1.48%, at year-end 2000. As part of the Lower Salem Bank Acquisition, Peoples acquired a loan loss reserve of $967,000, accounting for most of the $1.1 million overall increase. The following table presents changes in Peoples' allowance for loan losses:

                                                     Three Months Ended
(dollars in thousands)                                    March 31,
                                                 ----------------------------
                                                     2001            2000
                                                 ------------     -----------
Balance, beginning of period                   $      10,930    $     10,264
Chargeoffs                                              (642)           (266)
Recoveries                                                99             108
-----------------------------------------------------------------------------
     Net chargeoffs                                     (543)           (158)
Provision for loan losses                                675             522
Allowance for loan losses acquired                       967               -
-----------------------------------------------------------------------------
          Balance, end of period               $      12,029    $     10,628
-----------------------------------------------------------------------------

While loan delinquencies have declined approximately 10% since year-end 2000, management anticipates that the loan loss provision in the second quarter of 2001 will be similar to that of the first quarter of 2001 due to the continuing effects of the economic slowdown in Peoples' markets, combined with less favorable loss experience in the previous two quarters. In the second half of 2001, the loan loss provision will be dependent on loan delinquencies, portfolio risk, overall loan growth and other economic factors management considers when evaluating the adequacy of the allowance.

In the first quarter of 2001, commercial and consumer loan net chargeoffs accounted for most of net chargeoffs. For the three months ended March 31, 2001, commercial loan net chargeoffs totaled $276,000 and consumer loan net chargeoffs (excluding credit cards) were $220,000 compared to $583,000 and $158,000, respectively, for the linked quarter. In the first quarter of 2000, consumer net chargeoffs (excluding credit cards) totaled $116,000 while commercial loan net chargeoffs were insignificant. Real estate chargeoffs continue to be an insignificant portion of total net chargeoffs, reflecting the quality of the real estate loan portfolio.

In late 2000, nonperforming assets (which include loans 90 days or more past due, those loans classified as nonaccrual loans, renegotiated loans, and other real estate owned) increased due to certain commercial loans being downgraded to nonaccrual status. Since then, management has aggressively dealt with these loan issues. As a result, the amount of nonperforming assets decreased to $4.1 million, or 0.36% of total assets, at March 31, 2001, compared to $5.2 million, or 0.46%, at year-end 2000. The decrease is due primarily to net chargeoffs of several nonaccrual loans in the first quarter of 2001.

Nonaccrual loans comprise the largest component of nonperforming assets totaling $3.3 million at March 31, 2001, a three-month decrease of $950,000 (or 22.2%) due to chargeoffs of certain nonaccrual loans. The remaining components of nonperforming assets were near or slightly below fourth quarter totals. While the total amount of nonperforming assets is up compared to the first quarter 2000 level, management believes Peoples' asset quality continues to be above peer group levels.

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

At March 31, 2001, the recorded investment in loans that were considered to be impaired was $7.8 million of which $5.1 million was accruing interest, and $2.7 million were nonaccrual loans. Included in this amount are $4.3 million of impaired loans for which the related allowance for loan losses is $1.5 million. The remaining impaired loan balances of $3.4 million do not have a related allocation of the allowance for loan losses as a result of write-downs, being well-secured, or possessing characteristics indicative of ability to repay the loan. For the three months ended March 31, 2001, the average recorded investment in impaired loans was approximately $8.4 million and interest income of $143,000 was recognized on impaired loans during the period, representing 0.6% of Peoples' total interest income.


Funding Sources
---------------
Peoples considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for Peoples, totaling $809.0 million, or 78.3% of Peoples' funding sources at March 31, 2001.

Non-interest bearing deposits serve as a core funding source for Peoples. At March 31, 2001, non-interest bearing balances totaled $87.8 million, a $2.8 million (or 3.3%) increase compared to year-end 2000. Peoples acquired $1.4 million of non-interest bearing deposits in the Lower Salem Bank Acquisition. Management intends to continue to focus on maintaining its base of lower-cost funding sources, through product offerings that benefit customers who enhance their relationship with Peoples by using multiple products and services.

Interest-bearing deposits totaled $721.2 million at March 31, 2001, an increase of $48.5 million (or 7.2%) compared to $672.6 million at December 31, 2000. The Lower Salem Bank Acquisition accounts for a portion of the increase, adding approximately $16.0 million of interest-bearing deposits, including approximately $5.0 million of core, interest-bearing deposits such as savings and NOW accounts. Interest-bearing transaction accounts, primarily Peoples' money market deposit accounts, were the largest growth component of Peoples' deposits totaling $279.0 million, up $47.5 million (or 20.5%) compared to the previous year. Peoples' money market accounts offer variable, competitive rates that allow clients flexibility and opportunity to optimize investment yields.

In addition to offering traditional deposits, Peoples utilizes both short-term and long-term borrowings to fund its operations and investments. Peoples' short-term borrowings consist of federal funds purchased, corporate deposits held in overnight repurchase agreements, wholesale funds such as term repurchase agreements, and various FHLB borrowings. At March 31, 2001, short-term borrowings totaled $83.5 million, down $36.4 million (or 30.4%) since year-end 2000. The largest component of Peoples' short-term borrowings at March 31, 2001, were FHLB advances of $45.0 million, a three-month decrease of $20.2 million (or 31.0%). Since December 31, 2000, Peoples has used a portion of the managed funds from principal runoff of maturing securities and normal loan repayments to reduce the amount of short-term FHLB borrowings.

In addition to short-term FHLB advances, Peoples had total short-term, national market term repurchase agreement balances of $14.3 million at March 31, 2001, a decrease of $11.5 million (or 44.6%) compared to year-end 2000. Peoples also had $24.2 million of retail overnight repurchase agreement balances with its customers at March 31, 2001, a decrease of $4.6 million (or 16.0%). Short-term FHLB advances and short-term, national market term repurchase agreements were accessed heavily during 2000 to fund Peoples' strong loan growth. The slower loan growth in 2001 allowed Peoples to reduce the balance of short-term FHLB borrowings during the first quarter of 2001. Management may access these funding sources at various times throughout 2001, as appropriate, to meet corporate funding objectives.

Peoples also maintains long-term borrowing capacity with the FHLB. Long-term FHLB advances increased $2.5 million (or 1.8%) since year-end 2000, totaling $138.9 million at March 31, 2001 due to advances acquired in the Lower Salem Bank Acquisition. Peoples' current long-term FHLB advances are primarily 10-year borrowings, with initial fixed rate features for periods of two, three, or four years, depending on the specific advance. Each advance has the opportunity, at the discretion of the FHLB, to reprice after its initial fixed rate period, and Peoples has the option to prepay any repriced advance without penalty, or allow the borrowing to reprice to a LIBOR based, variable product. Management plans to maintain access to any long-term FHLB borrowing as an appropriate funding source.

Peoples also has a long-term note with an unaffiliated financial institution. The original principal balance of the note was $3.0 million and was used to finance an acquisition in early 1997. At March 31, 2001, the balance was $1.95 million, a decrease of $0.15 million since year-end 2000. Principal payments began in 1998 and continue semi-annually over the next three years.


Capital/Stockholders' Equity
----------------------------
At March 31, 2001, stockholders' equity was $90.1 million, an increase of $6.9 million (or 8.3%) since December 31, 2000. In the first quarter of 2001, Peoples had net income of $2,596,000 and paid dividends of $927,000, a dividend payout ratio of 35.71% of earnings, compared to a ratio of 32.56% for the same period a year earlier and 34.08% in the fourth quarter of 2000. Management believes recent dividends represent an acceptable payout ratio for Peoples and anticipates similar payout ratios in future periods through quarterly dividends.

At March 31, 2001, the adjustment for the net unrealized holding gains on available-for-sale securities, net of deferred income taxes, totaled $0.7 million versus net holding losses of $3.0 million at year-end 2000, a change of $3.7 million. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' balance sheet are more sensitive to the changing market values of investments. The changes in market value of Peoples' investment portfolio directly impacted Peoples' stockholders' equity. Management believes Peoples' capital continues to provide a strong base for profitable growth.

Peoples has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50% or 100% (highest risk assets) is assigned to each asset on the balance sheet. At March 31, 2001, Peoples' and Peoples Bank's risk-based capital ratios were above the minimum standards for a well-capitalized institution. Peoples' risk-based capital ratio of 14.32% at March 31, 2001, is well above the well-capitalized standard of 10%. Peoples' Tier 1 capital ratio of 12.98% also exceeded the well-capitalized minimum of 6%. The Leverage ratio at March 31, 2001, was 8.89% and also above the well-capitalized standard of 5%.

Peoples is authorized to repurchase 125,000 shares of Peoples common stock under the 2001 Stock Repurchase Program, and through May 1, 2001, Peoples has purchased 15,157 shares, or 12.1% of the authorized total. Purchases to date have been limited due to a variety of factors. Since there are no pending acquisitions, Peoples intends to resume repurchasing common shares, at reasonable prices, throughout 2001. The 2001 Stock Repurchase Program expires on December 31, 2001.

In June 1998, Peoples implemented a formal plan to purchase treasury shares for use in its stock option plans. The formal plan serves as the basis for treasury purchases in anticipation of Peoples' projected stock option exercises and is based upon specific criteria related to market prices, as well as the number of common shares expected to be reissued under Peoples' stock option plans. Under the plan, Peoples is currently authorized to repurchase 18,150 common shares each quarter. During the first quarter of 2001, Peoples purchased 5,000 treasury shares at a weighted-average price of $17.25 per share, totaling $86,000. Management expects to purchase additional shares in future quarters, up to the authorized level, for use in its stock option plans. Future changes, if any, to Peoples' systematic share repurchase program may be necessary to respond to the number of common shares expected to be reissued for Peoples' stock option plans. Management intends to continue its systematic quarterly treasury share program.

Peoples also maintains the Peoples Bancorp Inc. Deferred Compensation Plan ("Deferred Compensation Plan") for the directors of Peoples and Peoples Bank. The Deferred Compensation Plan is designed to recognize the value to Peoples of the past and present service of its directors and encourage their continued service through implementation of a deferred compensation plan. As a result and in accordance with accounting requirements, the account balances invested in Peoples common shares are reported as treasury stock in Peoples' financial statements. At March 31, 2001, there was $0.9 million of treasury stock attributed to the Deferred Compensation Plan and its participants. Management does not expect the Deferred Compensation Plan to have a material impact on future financial statements or results of operations of Peoples.


Liquidity and Interest Rate Sensitivity
---------------------------------------
The objective of Peoples' asset/liability management function is to maintain consistent growth in net interest income within Peoples' policy guidelines. This objective is accomplished through management of Peoples' balance sheet liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels and customer preferences.

INTEREST RATE RISK
The most significant risk resulting from Peoples' normal business of extending loans and accepting deposits is interest rate risk. Interest rate risk ("IRR") is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as market values of financial assets and liabilities. Peoples' management has charged the ALCO with the overall management of Peoples' and Peoples Bank's balance sheet and off-balance sheet transactions related to the management of IRR. The ALCO strives to keep Peoples focused on the future, anticipating and exploring alternatives, rather than simply reacting to change after the fact.

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

The simulation process starts with a base case simulation that represents projections of current balance sheet growth trends. Base case simulation results are prepared under an assumed flat interest rate scenario and at least two alternative interest rate scenarios, one rising and one declining, assuming parallel yield curve shifts. Comparisons showing the earnings variance from the flat rate forecast illustrate the risks associated with the current balance sheet strategy. When deemed appropriate, additional balance sheet strategies are developed and simulations prepared. These additional simulations are run with the same interest rate scenarios used with the base case simulation and/or using different yield curves. The additional strategies are used to measure yield curve risk, prepayment risk, basis risk, and index lag risk inherent in the balance sheet. Comparisons showing the earnings and equity value variance from the base case provide the ALCO with information concerning the risks associated with implementing the alternative strategies. The results from model simulations are reviewed for indications of effectiveness of current interest rate risk strategies. The ALCO periodically reviews the appropriateness of the assumptions used in the modeling and the overall techniques employed.

Peoples monitors interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet have been established. To monitor the short-term exposure to interest rate risk, the ALCO limited the earnings at risk of the bank to 10% or less from base case for each 1% shift in interest rates measured on an annual basis. To monitor the long-term exposure to interest rate risk, management has limited the negative impact on net equity value to 40% or less when interest rates shift 2% and 75% when rates shift 4%, respectively. For an assessment of the current interest rate risk position, the ALCO reviews static gap measures for specific time periods focusing on one-year cumulative gap. Based on historical trends and performance, the ALCO has determined that the ratio of the one-year cumulative gap should be within 15% of earning assets.

The following table is provided to show the estimated earnings at risk and value at risk positions of Peoples at March 31, 2001 (dollars in thousands):

        Immediate
      Interest Rate              Estimated                   Estimated
  Increase (Decrease) in     (Decrease) Increase       (Decrease) Increase in
       Basis Points         In Net Interest Income     Economic Value of Equity

           400              $  (8,223)    (20.3) %     $  (57,621)     (53.4) %
           300                 (3,706)    (14.1)          (43,229)     (40.1)
           200                 (2,248)     (8.5)          (27,935)     (25.9)
           100                   (778)     (3.0)          (13,502)     (12.5)
          (100)                   538       2.0             8,119        7.6
          (200)             $     785       3.0 %      $   15,447       14.3 %

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

The liability sensitivity increased in the past twelve months due primarily to the loan growth Peoples experienced in 2000. To protect earnings streams should there be an increase in interest rates (or hedge the liability sensitivity), the ALCO authorized the purchase of interest rate options (or "caps") that will provide additional income if there is a significant increase in interest rates.

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

The main source of liquidity for Peoples is deposit growth. Liquidity is also provided from cash generated from assets such as maturities, principal payments and income from loans and investment securities. In 2001, cash used in financing activities totaled $2.4 million due to the decrease of short-term borrowings that offset the interest-bearing deposit growth. For the first quarter of 2001, cash flows from investing activity totaled $14.1 million due to the volume of maturities of investment securities during the quarter. Peoples, when appropriate, takes advantage of external sources of funds such as advances from the Federal Home Loan Bank, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that enable Peoples to match funding dates with contractual maturity dates of assets. Securities in the investment portfolio that are available for sale can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile liabilities, non-core deposits and brokered funds, from liquid assets, short-term investments and unpledged available-for-sale securities. As of March 31, 2001, Peoples' net liquidity position was $96.9 million, or 8.34% of total assets, in comparison to a net liquidity position of $99.2 million, or 8.74% of total assets, at December 31, 2000. The decrease in 2001 is the result of maturities in available-for-sale securities. The liquidity position as of year-end was within Peoples' policy limit of negative 10% of total assets. The ALCO believes Peoples has sufficient liquidity to meet current obligations to borrowers, depositors, debt holders, and others.


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


Future Outlook
--------------
The first three months of 2001 challenged the financial services industry and confirmed the general economic slowdown affecting many companies through recent economic information as well as a decline in lending activity. Despite these challenges, management is pleased with Peoples' operating performance in the first quarter of 2001. Net interest margin and asset quality improved during the quarter and good signs remain on the horizon for additional improvement in the second quarter of 2001.

Management views the actions of the Federal Reserve during the first quarter as a positive sign for Peoples. The recent Federal Reserve rate reductions should lead to modest improvement in net interest margin for the remainder of 2001; however, management believes any improvements will be limited by the sustained competition for loans and deposits, along with the immediate decreases in prime-based commercial lending and other loan refinancings that occur as a result of significant rate reductions.

While the outlook for net interest margin improvement in 2001 is positive, one of Peoples' primary goals continues to be the growth of top-line revenues. Through the first three months of 2001, Peoples has experienced growth in non-traditional revenue sources, such as insurance and investment commissions while at the same time has controlled the growth of expenses to about 5%. The ability of Peoples to grow non-interest income without proportional increases in non-interest expense or deterioration of client services will help to reduce the reliance on net interest income as a major revenue source and improve the long-term shareholder value.

Since year-end 2000, internal loan growth has slowed due primarily to the general economic slowdown and the uncertain interest rate environment and concentration on maintaining sound underwriting practices. The Lower Salem Bank Acquisition accounted for much of the balance sheet growth in the first quarter of 2001. Although Peoples has sufficient capital to leverage the balance sheet through loan growth, management believes loan growth in the second quarter of 2001 will once again be less that the 2000 growth rate due to the current economic conditions in Peoples' markets and neighboring areas. In the latter half of 2001, should the recent actions by the Federal Reserve, coupled with the anticipated move by Congress to reduce taxes, stimulate the economy, management believes Peoples could experience reasonable loan growth.

In the future, management will continue to explore new methods to enhance Peoples' fee generation through multiple product and service relationships from Peoples' needs-based selling approach. Through the complete integration of traditional products with newer, non-traditional products, such as investments and insurance, Peoples' clients will have access to a world of financial products through their preferred delivery channel. Management anticipates that a significant portion of future earnings growth will be derived from the expanded fee-base business and believes the relationships created with Peoples' clients serve as the foundation from which top-line revenues can be built.

The first quarter of 2001 marked the opening of Peoples' Emerson Avenue Financial Services Center, Peoples' fourth banking center in Wood County, West Virginia. Since opening on January 2, the Emerson Avenue Financial Services Center has been featured in various media outlets for its creative layout and inviting customer service areas such as a "Home Resource Center", an "Investment Resource Center" and an "Internet Cafe". These unique features, compared to Peoples' other sales offices, could be duplicated in some of Peoples' existing sales office in the future. Management will continue to explore opportunities to expand Peoples' physical presence in markets that offer strong economic activity and the ability to expand and penetrate client relationships through Peoples' needs-based selling approach.

Peoples also completed the acquisition of Lower Salem Commercial Bank in the first quarter of 2001. The Lower Salem office, a full-service sales office consistent with Peoples' other client service locations and Peoples' 40th sales office, hit the ground running - a testament to the integration team in place - and management now shifts its focus to further developing long-lasting financial service relationships with Peoples' new Lower Salem client base. Management projects the Lower Salem Bank Acquisition will be marginally accretive to 2001 earnings.

Management continues to evaluate mergers and acquisitions of banking centers, whole banks or thrifts, insurance agencies and other businesses as a viable strategic option for growth of operations and scope of client service. Mergers and acquisitions are also evaluated as a means of enhancing Peoples' earnings potential. Future acquisitions, if they occur, may not be limited to specific geographic location or proximity to current market, but ultimately will depend upon opportunities to complement Peoples' core competencies and strategic intent. Management will continue to pursue appropriate business opportunities that complement existing company locations and revenue growth strategies through a variety of means including mergers and acquisitions.

Management believes Peoples is positioned for continued revenue growth during the remaining months of 2001 and beyond. Although competition for loans and deposits, as well as short-term borrowing costs, continue to impact Peoples' short-term profitability due to challenges to net interest income levels, management will continue to analyze and implement strategies designed to enhance the long-term value of Peoples. Peoples' many sales associates are firmly committed to client service and long-term stakeholder success.


"Safe Harbor" Statement under the Private Securities Litigation
                Reform Act of 1995
--------------------------------------------------------------
The statements in this Form 10-Q which are not historical fact are forward looking statements that involve a number of risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of technological changes, the effect of economic conditions, the impact of competitive products and pricing, and other risks detailed in Peoples' Securities and Exchange Commission filings. Although management believes that the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management's knowledge of Peoples' business and operations, it is possible that actual results may differ materially from these projections.

                                     ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption "Liquidity and Interest Rate Sensitivity" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, and is incorporated herein by reference.


     CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                                            For the Three Months Ended March 31,
                                                              2001                       2000

(dollars in thousands)                                 Average      Yield/        Average      Yield/
                                                       Balance       Rate         Balance       Rate
ASSETS
Securities:
  Taxable                                          $     291,243       6.80%  $     290,461       6.83%
  Tax-exempt                                              37,202       7.20%         33,346       7.70%
--------------------------------------------------------------------------------------------------------
    Total securities                                     328,445       6.85%        323,807       6.92%
Loans:
  Commercial                                             327,872       8.88%        280,544       9.07%
  Real estate                                            291,474       8.46%        260,971       8.14%
  Consumer                                               121,053      10.68%        121,384      10.29%
--------------------------------------------------------------------------------------------------------
    Total loans                                          740,399       9.09%        662,899       8.93%
Less: Allowance for loan loss                            (11,515)                   (10,463)
                                                     ------------ -----------   ------------
    Net loans                                            728,881       9.23%        652,436       9.07%
Interest-bearing deposits                                  1,614       6.02%            674       4.18%
Federal funds sold                                         4,045       6.13%            572       5.78%
--------------------------------------------------------------------------------------------------------
    Total earning assets                               1,062,987       8.48%        977,489       8.36%
Other assets                                              74,722                     78,671
--------------------------------------------------------------------------------------------------------
       Total assets                                $   1,137,709              $   1,056,160
========================================================================================================

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                                          $      75,769       2.17%  $      88,758       2.37%
  Interest-bearing demand deposits                       266,570       4.23%        219,938       3.91%
  Time                                                   345,282       6.16%        341,377       5.20%
--------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                      687,621       5.04%        650,073       4.38%
Borrowed funds:
  Short-term                                             104,142       5.85%         71,731       5.58%
  Long-term                                              139,322       5.00%        150,190       5.16%
--------------------------------------------------------------------------------------------------------
    Total borrowed funds                                 243,464       5.40%        221,921       5.29%
    Total interest bearing liabilities                   931,085       5.13%        871,994       4.61%
Non-interest bearing deposits                             85,490                     80,323
Other liabilities                                         37,471                     31,618
--------------------------------------------------------------------------------------------------------
    Total liabilities                                  1,052,219                    983,935
Stockholders' equity                                      85,490                     72,225
--------------------------------------------------------------------------------------------------------
  Total liabilities and equity                     $   1,137,709              $   1,056,160
========================================================================================================

Interest income to earning assets                                      8.48%                      8.36%
Interest expense to earning assets                                     4.50%                      4.11%
--------------------------------------------------------------------------------------------------------
  Net interest margin                                                  3.98%                      4.25%
========================================================================================================

Interest income and yields presented on a fully tax-equivalent basis using a 35% tax rate.


PART II

ITEM 1:  Legal Proceedings.
None.

ITEM 2:  Changes in Securities and Use of Proceeds.
None.

ITEM 3:  Defaults upon Senior Securities.
None.

ITEM 4:  Submission of Matters to a Vote of Security Holders.
On April 12, 2001, the Annual Meeting of Shareholders was held in the Ball Room at the Holiday Inn in Marietta, Ohio. The meeting was well-attended and over 86% of the outstanding common shares were represented by proxy. No votes were placed in person.

Four Directors of Peoples were re-elected to serve terms of three years each (expiring in 2004): Robert E. Evans; Robert W. Price; Paul T. Theisen; and Thomas C. Vadakin. Directors of Peoples who continue to serve after the 2001 Annual Meeting include Carl Baker, Jr., George W. Broughton, Frank L. Christy, Wilford D. Dimit, Rex E. Maiden, and Joseph H. Wesel (Chairman of the Board).

Voting results were as follows:
                    Shareholder Voting Results
--------------------------------------------------------------------
            Nominee                      For            Withheld
---------------------------------    -------------   ---------------
Robert E. Evans                         5,558,351            56,714
Robert W. Price                         5,532,929            82,136
Paul T. Theisen                         5,571,723            43,342
Thomas C. Vadakin                       5,574,169            40,896

ITEM 5:  Other Information.
None.

ITEM 6:  Exhibits and Reports on Form 8-K.
         a) Exhibits:

                                  EXHIBIT INDEX

  Exhibit
  Number         Description                                Exhibit Location
------------     ----------------------------------     -----------------------
     11          Computation of Earnings Per Share.           Page 29.


   b) Reports on Form 8-K:
      Peoples filed the following reports on Form 8-K during the three months ended March 31, 2001:
      1) Filed January 12, 2001 - News release announcing the adoption of a resolution authorizing Peoples to repurchase up to 125,000 of its common shares.
      2) Filed January 22, 2001 - News release announcing Peoples' earnings for the fourth quarter of 2000 and year ended December 31, 2000.
      3) Filed February 9, 2001 - News release announcing the declaration of a $0.14 per share dividend by Peoples' Board of Directors.
      4) Filed February 21, 2001 - News release announcing the appointment of Mark F. Bradley as Chief Integration Officer.
      5) Filed February 21, 2001 - News release announcing the shareholder approval of the Lower Salem Commercial Bank acquisition.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        PEOPLES BANCORP INC.



Date:  May 14, 2001            By:  /s/ ROBERT E. EVANS
                                        ---------------
                                        Robert E. Evans
                                        President and Chief Executive Officer



Date:  May 14, 2001            By:  /s/ JOHN W. CONLON
                                        -----------------------
                                        John W. Conlon
                                        Chief Financial Officer

                                  EXHIBIT INDEX

               PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                         FOR PERIOD ENDED MARCH 31, 2001




  Exhibit
  Number         Description                           Exhibit Location
------------     ----------------------------------    ---------------------

     11          Computation of Earnings Per Share.    Page 29