Form 10-Q
period 2001-06-30
PEOPLES BANCORP INC
filed 2001-08-09
CIK 318300

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

    (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                               OR
         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the transition period from ____ to ____


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

                                   31-0987416
                 ----------------------------------------------
                      (I.R.S. Employer Identification No.)




138 Putnam Street, P. O. Box 738, Marietta, Ohio         45750
------------------------------------------------      -------------
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


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, at August 1, 2001: 6,543,287.




                               Page 1 of 28 Pages

                        Exhibit Index Appears on Page 27

                         PART I - FINANCIAL INFORMATION

                                     ITEM 1


The following Condensed Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Stockholders' Equity, and Consolidated Statements of Cash Flows of Peoples Bancorp Inc. and subsidiaries ("Peoples"), reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000, contained herein has been derived from the audited balance sheet included in Peoples' Annual Report on Form 10-K for the year ended December 31, 2000 ("2000 Form 10-K"). Complete audited consolidated financial statements with footnotes thereto are included in Peoples' 2000 Form 10-K.

The consolidated financial statements include the accounts of Peoples and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)
                                                                                    June 30,           December 31,
ASSETS                                                                                2001                 2000
Cash and cash equivalents:
     Cash and due from banks                                                   $          28,080   $          28,242
     Interest-bearing deposits in other banks                                                259                 207
     Federal funds sold                                                                   14,352                   -
---------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                 42,691              28,449
---------------------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized cost of $317,592 and $335,111 at June 30, 2001, and
     December 31, 2000, respectively)                                                    316,182             330,521

Loans, net of unearned interest                                                          753,756             736,965
Allowance for loan losses                                                                (12,155)            (10,930)
---------------------------------------------------------------------------------------------------------------------
          Net loans                                                                      741,601             726,035
---------------------------------------------------------------------------------------------------------------------

Bank premises and equipment, net                                                          16,405              15,565
Other assets                                                                              57,385              35,264
---------------------------------------------------------------------------------------------------------------------
              Total assets                                                     $       1,174,264   $       1,135,834
=====================================================================================================================

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing                                                      $          87,475   $          84,974
     Interest bearing                                                                    737,635             672,647
---------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                 825,110             757,621
---------------------------------------------------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased and securities sold under repurchase agreements              37,586              54,729
     Federal Home Loan Bank term advances                                                 45,000              65,186
---------------------------------------------------------------------------------------------------------------------
          Total short-term borrowings                                                     82,586             119,915
---------------------------------------------------------------------------------------------------------------------

Long-term borrowings                                                                     140,665             138,511
Accrued expenses and other liabilities                                                     7,318               7,572
---------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                       1,055,679           1,023,619
---------------------------------------------------------------------------------------------------------------------

Guaranteed preferred beneficial interests in junior subordinated debentures               29,038              29,021


Stockholders' Equity
Common stock, no par value, 12,000,000 shares authorized - 6,697,011 shares issued at June 30, 2001, and 6,679,028 issued
     at December 31, 2000, including shares in treasury                                   66,410              66,364
Accumulated comprehensive income, net of deferred income taxes                              (917)             (2,983)
Retained earnings                                                                         27,065              23,381
---------------------------------------------------------------------------------------------------------------------
                                                                                          92,558              86,762
Treasury stock, at cost, 150,585 shares at June 30, 2001, and
     189,357 shares at December 31, 2000                                                  (3,011)             (3,568)
---------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                                 89,547              83,194
---------------------------------------------------------------------------------------------------------------------
               Total liabilities, minority interests and stockholders' equity  $       1,174,264   $       1,135,834
=====================================================================================================================







                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)                     Three Months Ended                 Six Months Ended
                                                                       June 30,                          June 30,
                                                                2001             2000              2001             2000
Interest income                                            $      21,992    $      20,924     $     44,112     $     41,036
Interest expense                                                  11,196           10,699           23,005           20,707
----------------------------------------------------------------------------------------------------------------------------
     Net interest income                                          10,796           10,225           21,107           20,329
Provision for loan losses                                            675              600            1,350            1,122
----------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses          10,121            9,625           19,757           19,207
Net (loss) gain on securities transactions                            (1)             (45)               1              (56)
Net gain (loss) on asset disposals                                     5             (140)              25             (145)
Mark-to-market adjustment on interest rate caps                       42                -             (131)               -
Non-interest income:
    Service charges on deposits                                      889              793            1,696            1,545
    Fiduciary revenues                                               628              628            1,242            1,326
    Insurance commissions                                            263              374              584              530
    Electronic banking revenues                                      354              310              676              592
    Other non-interest income                                        136              128              273              368
----------------------------------------------------------------------------------------------------------------------------
        Total non-interest income                                  2,270            2,233            4,471            4,361
Non-interest expense:
    Salaries and benefits                                          3,642            3,301            7,227            6,594
    Occupancy and equipment                                          962            1,018            1,907            1,994
    Trust preferred                                                  659              651            1,311            1,306
    Goodwill amortization                                            457              440              897              863
    Other intangible amortization                                    125              131              251              279
    Data processing and software                                     231              268              478              513
    Other non-interest expense                                     2,092            1,985            4,048            3,799
----------------------------------------------------------------------------------------------------------------------------
        Total non-interest expense                                 8,168            7,794           16,119           15,348
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                         4,269            3,879            8,004            8,019
Income taxes                                                       1,264            1,179            2,403            2,458
----------------------------------------------------------------------------------------------------------------------------
               Net income                                  $       3,005    $       2,700     $      5,601     $      5,561
============================================================================================================================


Basic earnings per share                                   $        0.46    $        0.41     $       0.85     $       0.85
----------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share                                 $        0.45    $        0.41     $       0.84     $       0.84
----------------------------------------------------------------------------------------------------------------------------


Weighted average shares outstanding (basic)                    6,571,387        6,515,837        6,551,796        6,520,208
----------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding (diluted)                  6,668,300        6,600,252        6,644,193        6,615,283
----------------------------------------------------------------------------------------------------------------------------

Cash dividends declared                                    $         991    $         915     $      1,917     $      1,847
----------------------------------------------------------------------------------------------------------------------------

Cash dividend per share                                    $        0.15    $        0.14     $       0.29     $       0.28
----------------------------------------------------------------------------------------------------------------------------






                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


 (Dollars in thousands, except share amounts)
                                                                                                      Accumulated
                                                                                                         Other
                                              Common Stock             Retained        Treasury      Comprehensive
                                            Shares       Amount        Earnings         Stock            Income        Total
 -------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 2000                6,679,028  $ 66,364      $    23,381     $  (3,568)     $   (2,983)     $   83,194
 -------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income:
   Net income                                                             5,601                                         5,601
   Other comprehensive income, net of tax:
      Unrealized gains on available-for-sale
        securities                                                                                      2,066           2,066
                                                                                                                    ----------
            Comprehensive income                                                                                        7,667
 Exercise of common stock options
   (reissuance of  34,537 treasury                        (386)                           657                             271
   shares)
Tax benefit from exercise of stock                          52                                                             52
options
Distribution of treasury stock from
deferred
   compensation plan                                                                        5                               5
Reissuance of 79,785 treasury shares to
   purchase Lower Salem Commercial Bank        7,783       220                          1,280                           1,500
Cash dividends declared                                                  (1,917)                                       (1,917)
Common stock issued under dividend
   reinvestment plan                          10,200       160                                                            160
 Purchase of 73,865 shares of treasury stock                                           (1,385)                         (1,385)
 -------------------------------------------------------------------------------------------------------------------------------
 Balance, June 30, 2001                    6,697,011  $ 66,410    $      27,065   $    (3,011)   $       (917)     $   89,547
 ===============================================================================================================================

 Comprehensive Income:
 Net unrealized appreciation arising during period, net of tax                                            2,067
 Less: reclassification adjustment for securities gains included in net income,                               1
 net of tax
 -------------------------------------------------------------------------------------------------------------------------------
 Net unrealized appreciation on investment securities                                                     2,066
 ===============================================================================================================================




                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                                                Six Months Ended
                                                                                          June 30,
                                                                                2001                     2000
Cash flows from operating activities:
Net income                                                                $        5,601           $        5,561
Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                1,350                    1,122
          (Gain) loss on securities transactions                                      (1)                      56
          (Gain) loss on asset disposals                                             (25)                     145
          Mark-to-market adjustment on interest rate caps                            131                        -
          Depreciation, amortization, and accretion                                2,303                    2,348
          Decrease (increase) in interest receivable                                 509                     (307)
          (Decrease) increase in interest payable                                   (316)                     334
          Deferred income tax (benefit) expense                                     (178)                     268
          Deferral of loan origination fees and costs                                 28                     (180)
          Other, net                                                                 800                   (1,447)
------------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                          10,202                    7,900
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchases of available-for-sale securities                                        (8,227)                 (14,426)
Proceeds from sales of available-for-sale securities                                 108                      451
Proceeds from maturities of available-for-sale securities                         28,038                   11,941
Net increase in loans                                                               (703)                 (41,723)
Expenditures for premises and equipment                                           (1,353)                  (1,650)
Proceeds from sales of other real estate owned                                        87                       50
Acquisitions, net of cash received                                                  (162)                       -
Investment in business owned life insurance                                      (20,000)                       -
Investment in limited partnership and tax credit funds                            (4,400)                    (400)
------------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                              (6,612)                 (45,757)
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Net decrease in non-interest bearing deposits                                     (4,348)                  (3,580)
Net increase in interest-bearing deposits                                         54,424                    5,282
Net (decrease) increase in short-term borrowings                                 (36,329)                  35,346
Payments on long-term borrowings                                                    (369)                 (11,664)
Cash dividends paid                                                               (1,612)                  (1,596)
Purchase of treasury stock                                                        (1,385)                  (1,990)
Proceeds from issuance of common stock                                               271                      300
------------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                          10,652                   22,098
------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              14,242                  (15,759)
Cash and cash equivalents at beginning of period                                  28,449                   43,751
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $       42,691           $       27,992
==================================================================================================================


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



2.  Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations ("SFAS 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method and further clarifies the criteria to recognize intangible assets separately from goodwill. At July 1, 2001, Peoples did not have any pending business combinations; therefore, the impact of SFAS 141 on Peoples' results of operations and financial condition is immaterial.

Under SFAS 142, goodwill and indefinite lived intangible assets are no longer subject to amortization but rather subject to at least an annual assessment for impairment applying a fair-value based test. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Peoples is required to adopt Statement 142 on January 1, 2002. If SFAS 142 had been in effect for the second quarter of 2001, Peoples' diluted earnings per share would have been $0.50 versus the $0.45 reported. Management anticipates a similar impact on Peoples' results of operations and earnings per share upon adoption of SFAS 142 in the first quarter of 2002.


 .

                                     ITEM 2

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                             SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows:


                                                                  For the Three                     For the Six
                                                              Months Ended June 30,             Months Ended June 30,

SIGNIFICANT RATIOS                                             2001           2000              2001            2000
Operating return on average equity (a)                          13.34 %        15.81 %            13.01 %        15.88 %
Cash basis operating return on average equity (a) (b)           19.12 %        24.76 %            18.78 %        24.92 %
Operating return on average assets (a)                           1.02 %         1.04 %             0.99 %         1.06 %
Cash basis operating return on average assets (a) (b)            1.18 %         1.21 %             1.15 %         1.23 %
Return on average equity                                        13.46 %        15.13 %            12.81 %        15.41 %
Cash basis return on average equity (b)                         19.27 %        23.75 %            18.53 %        24.20 %
Return on average assets                                         1.03 %         1.00 %             0.97 %         1.04 %
Cash basis return on average assets (b)                          1.19 %         1.17 %             1.13 %         1.21 %
Net interest margin (c)                                          4.07 %         4.20 %             4.02 %         4.22 %
Efficiency ratio (d)                                            56.39 %        56.62 %            57.36 %        56.38 %
Non-interest income leverage ratio (e)                          29.96 %        30.92 %            29.89 %        30.70 %
Average stockholders' equity to average assets                   7.67 %         6.63 %             7.60 %         6.76 %
Cash dividends to net income                                    32.98 %        33.89 %            34.24 %        33.21 %
Loans net of unearned interest to deposits (end of              91.35 %        92.10 %            91.35 %        92.10 %
period)
Allowance for loan losses to loans, net of unearned
     interest (end of period)                                    1.61 %         1.58 %             1.61 %         1.58 %

--------------------------------------------------------------------------------------------------------------------------

CAPITAL RATIOS (end of period)
Tier I capital ratio                                            12.76 %        12.53 %            12.76 %        12.53 %
Risk-based capital ratio                                        14.09 %        14.11 %            14.09 %        14.11 %
Leverage ratio                                                   8.83 %         8.46 %             8.83 %         8.46 %

--------------------------------------------------------------------------------------------------------------------------

PER SHARE DATA Operating income per share (a):
     Basic                                                 $     0.45     $     0.43        $      0.87     $     0.87
     Diluted                                                     0.45           0.43               0.86           0.86
     Cash basis earnings - diluted (b)                           0.51           0.49               0.98           0.98
Net income per share:
     Basic                                                 $     0.46     $     0.41        $      0.85     $     0.85
     Diluted                                                     0.45           0.41               0.84           0.84
     Cash basis earnings - diluted (b)                           0.51           0.47               0.96           0.96
Cash dividends per share                                         0.15           0.14               0.29           0.28
Book value per share                                       $    13.68     $    11.17        $     13.68     $    11.17
Tangible book value per share (b)                          $    10.90     $     8.25        $     10.90     $     8.25
Weighted average shares outstanding:
     Basic                                                  6,571,387      6,515,837          6,551,796      6,520,208
     Diluted                                                6,668,300      6,600,252          6,644,193      6,615,283
--------------------------------------------------------------------------------------------------------------------------

(a) Excludes the after-tax impact of significant non-recurring, non-operating income and expenses.
(b) Excludes after-tax impact of intangible amortization expense and/or balance sheet impact of intangible assets acquired through the use of purchase accounting for acquisitions.
(c) Calculated using fully-tax equivalent net interest income as a percentage of average earning assets.
(d) Non-interest expense (less intangible amortization and non-direct operating expenses) as a percentage of fully-tax equivalent net interest income plus non-interest income. Significant non-recurring items are removed from this calculation.
(e) Non-interest income (less securities and asset disposal gains) as a percentage of non-interest expense (less intangible amortization and non-direct operational expenses). Significant non-recurring items are removed from this calculation.

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

Peoples Bank, a nationally chartered banking association and member of the Federal Reserve System, is subject to the regulation, supervision, and examination by the Office of the Comptroller of the Currency ("OCC"). Peoples Bank offers complete financial products and services through 40 financial service locations and 25 ATM's in the states of Ohio, West Virginia, and Kentucky. Peoples OnLine Connection, Peoples Bank's e-banking service, can be found on the Internet at www.peoplesbancorp.com. Peoples Bank provides an array of financial products and services to customers, including traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. Peoples provides services through walk-in offices and automobile drive-in facilities, automated teller machines, telephone banking, and the Internet. Peoples Insurance also offers investment and insurance products. Peoples Bank also makes available other financial services via Peoples Investments, which provides customer-tailored solutions for fiduciary needs, investment alternatives, and asset management needs (securities are offered exclusively through Raymond James Financial Services, member NASD/SIPC and an independent broker/dealer, located at Peoples Bank).

This discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements and footnotes thereto and the ratios, statistics, and discussions contained elsewhere in this Form 10-Q.

References will be found in this Form 10-Q to the following transactions that have impacted or will impact Peoples' results of operations:

       On January 12, 2001, Peoples announced approval to repurchase 125,000 shares (or approximately 2% of Peoples' outstanding common shares) from time to time in open market or privately negotiated transactions ("2001 Stock Repurchase Program"). Through August 1, 2001, Peoples repurchased 68,132 treasury shares under the 2001 Stock Repurchase Plan (or 55% complete). The 2001 Stock Repurchase Plan will expire on December 31, 2001.

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



                              RESULTS OF OPERATIONS

Overview of the Income Statement
--------------------------------
For the three months ended June 30, 2001, net income totaled $3,005,000 compared to $2,700,000 for the second quarter of 2000, an increase of $305,000 (or 11.3%). Compared to the first quarter of 2001, or linked quarter, net income increased $409,000 (or 15.8%). Diluted earnings per share were $0.45 for the second quarter of 2001 versus $0.39 per diluted share for the linked quarter and $0.41 a year ago. On a year-to-date basis, net income totaled $5,601,000 in 2001 compared to $5,561,000 last year. Earnings were $0.84 per diluted share for the first half of 2001, unchanged from a year ago.

For the second quarter of 2001, operating earnings were $0.45 per diluted share versus $0.43 for the second quarter of 2000 and $0.41 for the linked quarter. Operating income removes the after-tax impact of significant non-recurring, non-operating income and expenses such as gains and/or losses on asset disposals and securities transactions, mark-to-market adjustments on interest rate caps, adoption of new accounting standards, etc. Year-to-date operating earnings per share were $0.86 in 2001 and 2000. Operating return on equity ("ROE") was 13.34% for the quarter ended June 30, 2001, compared to 15.81% for the same period in 2000 while year-to-date operating ROE was 13.01% in 2001 versus 15.88% in 2000.

On a cash basis, earnings per share were $0.51 for the three months ended June 30, 2001, up $0.04 (or 8.5%) compared to the same period a year ago and up $0.06 (or 13.3%) compared to the first quarter of 2001. Cash basis ROE was 19.27% for the second quarter of 2001, 23.75% for the second quarter of 2000 and 17.76% for the linked quarter. Cash basis earnings exclude the effects of intangible assets and related amortization expenses. For the six months ended June 30, 2001, cash basis earnings were $0.98 per share in 2001, unchanged from the same period last year while cash basis ROE was 18.53% compared to 24.20% in 2000.

Earnings growth in the second quarter of 2001 was driven by net interest income growth. Compared to last year, net interest income increased $778,000 (or 3.8%) to $21,107,000 for the six months ended June 30, 2001, due to earning asset growth during the first half of 2001. For the first half of 2001, Peoples' provision for loan losses totaled $1,350,000, an increase of $228,000 (or 20.3%) in comparison to last year due to less favorable loan loss experience and the general economic slowdown in Peoples' primary markets and contiguous areas. The provision for loan losses totaled $675,000 for the second quarter of 2001, up $75,000 (or 12.5%) from the second quarter of 2000. The loan loss provision was unchanged compared to the linked quarter.

For the three months ended June 30, 2001, non-interest income totaled $2,270,000 compared to $2,201,000 for the first quarter of 2001 and $2,233,000 a year ago. On a year-to-date basis, non-interest income grew $110,000 (or 2.5%) in 2001 from $4,361,000 the prior year. Non-interest expenses totaled $8,168,000 for the second quarter of 2001, up $217,000 (or 2.7%) compared to the previous quarter and up $374,000 (or 4.8%) compared to the second quarter of 2000. For the six months ended June 30, non-interest expenses were $16,119,000 in 2001 and $15,348,000 in 2000, an increase of $771,000 (or 5.0%). Salaries and benefits remain the largest portion of Peoples' non-interest expense and represent the majority of the increase in the second quarter of 2001.


Interest Income and Expense
---------------------------
Peoples' largest source of revenue is net interest income, the amount by which interest income on earning assets exceeds interest paid on interest-bearing liabilities. Loans and investment securities comprise a majority of Peoples' interest-earning assets while interest-bearing liabilities include interest-bearing deposits and borrowed funds. Various factors impact net interest income such as changes in market interest rates and adjustments in the mix of interest-earning assets and interest-bearing liabilities. While management can try to adjust the mix of assets and liabilities in an attempt to control and improve net interest income, the actions of the Federal Reserve and competitors, as well as other factors have a greater impact on market interest rates (and thus Peoples' net interest income) than those adjustments that can be controlled and made by management. Consequently, net interest margin and income are difficult to predict, and to control, especially in volatile interest rate environments.

For the quarter ended June 30, 2001, net interest income grew to $10,796,000 compared to $10,225,000 for the second quarter of 2000, an increase of $571,000 (or 5.6%). Total interest income reached $21,992,000 while interest expense totaled $11,196,000. Compared to the first quarter of 2001, net interest income grew $485,000 (or 4.7%) from $10,311,000. The increased net revenues in 2001 are due to recent balance sheet growth and the related increase in earning assets, as well as net interest margin improvement compared to late 2000 and the first quarter of 2001.

Peoples derives a portion of its interest income from investments issued by and loans made to states and political subdivisions. Since this income is not subject to taxation, it is more meaningful to analyze net interest income on a fully-tax equivalent ("FTE") basis. In the second quarter of 2001, FTE net interest income grew $484,000 (or 4.6%) to $11,057,000 compared to the linked quarter and increased $551,000 (or 5.2%) from last year's second quarter total of $10,506,000. Year-to-date FTE net interest income was $21,630,000 in 2001 versus $20,834,000 in 2000.

For the second quarter of 2001, the FTE yield on Peoples' earning assets was 8.19% compared to 8.48% the previous quarter and 8.50% a year ago, while the cost of interest-bearing liabilities was 4.71%, 5.13% and 4.82% for the same periods, respectively. Earning assets averaged $1.09 billion in the second quarter of 2001, up $25.6 million (or 2.4%) versus the first quarter of 2001 and $89.5 million (or 9.0%) compared to the second quarter of 2000. Average interest-bearing liabilities were $951.5 million during the three months ended June 30, 2001, compared to $931.1 million for the linked quarter and $892.4 million a year ago.

On a year-to-date basis, the FTE yield on Peoples' earning assets was 8.33% and the cost of interest-bearing liabilities was 4.92% in 2001 compared to 8.43% and 4.71%, respectively, for the previous year. Average earning assets increased $87.7 million (or 8.9%) during the first six months of 2001 from last year's average of $988.3 million with the strong loan growth in late 2000 accounting for a majority of the increase. Interest-bearing liabilities averaged $941.3 million during the first half of 2001, compared to $882.2 million a year ago.

A key measurement of the net revenue stream generated by the mix and pricing of Peoples' earning assets and interest-bearing liabilities is net interest margin. Net interest margin is calculated by dividing FTE net interest income by average interest-earning assets. For the second quarter of 2001, net interest margin was 4.07% compared to the first quarter ratio of 3.98% and second quarter 2000 ratio of 4.20%. Net interest margin was 4.02% and 4.22% for the six months ended June 30, 2001 and 2000, respectively.

In the first half of 2001, the Federal Reserve reduced key interest rates 275 basis points. This series of rate reductions has had a positive impact on Peoples' net interest income and margin. However, fierce competition for loans and deposits partially offset the positive impact of the rate reductions. Management believes that the recent rate cuts will modestly enhance net interest income streams in the third quarter, although anticipated enhancements could be offset in part by immediate decreases in prime based commercial loans and other loan refinancings resulting from those interest rate cuts.

Loans account for the largest portion of earning assets averaging $752.6 million during the three months ended June 30, 2001 with a FTE yield of 8.83%. For the linked quarter, average loans were $740.4 million with a FTE yield of 9.09%, while in the second quarter of 2000, loans averaged $686.6 million with a FTE yield of 9.07%. Through six months in 2001, loans averaged $746.7 million with a FTE yield of 8.96% versus $674.8 million and a FTE yield of 9.00% last year. Peoples' other significant earning assets, investment securities, decreased $6.8 million (or 2.1%) from 2000's second quarter average of $322.7 million to $315.9 million for the second quarter of 2001. The FTE yield on investments decreased 10 basis points in the second quarter of 2001 to 6.75% from 6.85% for the linked quarter. Investment securities averaged $322.1 million and $323.3 million on a year-to-date basis through June 30, 2001 and 2000 with FTE yields of 6.80% and 6.96%, respectively. Interest rate reductions in the second quarter of 2001 increased the market value of Peoples' investment portfolio and the resulting increased volumes had a modestly negative impact on the FTE yield.

Compared to the linked quarter, deposit costs decreased 38 basis points during the second quarter of 2001 to 4.66% as a result of decreased rates paid on Peoples' money market accounts and other high cost customer funding sources. Compared to the second quarter of 2000, deposits costs increased 10 basis points while on a year-to-date basis, deposit costs grew 38 basis points in 2001 versus 2000's cost of 4.47%. These increases are due largely to the increased volume of interest bearing deposits, particularly certificates of deposits. For the second half of 2001, management anticipates deposit costs to remain near their current level as competitors' pricing of deposits and customer's alternative investment opportunities may limit Peoples' ability to reduce deposit costs in response to the Federal Reserve actions in 2001.

Peoples continues to utilize a variety of short-term and long-term borrowings as additional funding sources in addition to core deposits. As a result of the interest rate cuts in the first half of 2001, the cost of borrowed funds decreased by 25 basis points to 5.15% for the first six months of 2001 compared to 5.40% for the same period last year. Peoples' cost of borrowed funds decreased 52 basis points in the second quarter of 2001 compared to the first quarter of 2001 and decreased 63 basis points compared to the previous year. The series of interest rate reductions and the decreased volume in borrowed funds in recent quarters have contributed to these reduced borrowing costs.

Peoples' primary source of borrowed funds is advances, both short and long-term, from the Federal Home Loan Bank ("FHLB"). The short-term advances are primarily LIBOR-based advances that had an average cost of 4.67% during the second quarter of 2001 compared to 6.10% for the linked quarter and 6.53% in the second quarter of 2000. On a year-to-date basis through June 30, average cost of short-term FHLB advances was 5.44% in 2001 versus 6.41% in 2000. The majority of Peoples' long-term FHLB advances are fixed rate advances. The cost of long-term FHLB advances averaged 5.12% for the quarter ended June 30, 2001, up 9 basis points in comparison to the first quarter of 2001 and virtually unchanged from the second quarter of 2000. Management will continue to use FHLB borrowings to fund earning asset growth when appropriate.

Peoples' cash management services (offered to a variety of business customers) have also provided short-term funding, primarily in the form of overnight repurchase agreements. In the second quarter of 2001, these overnight repurchase agreements (excluding balances of wholesale market term repurchase agreements) averaged $24.0 million, a decrease of $3.4 million, from the first quarter average balance of $27.4 million. The average rate paid on overnight repurchase agreements during the three months ended June 30, 2001, was 3.81%, down 122 basis points from the prior quarter's average rate of 5.03%. In comparison to the second quarter of 2000, the average balance of overnight repurchase agreements decreased $6.9 million and the average rate paid decreased 146 basis points. The decreased volume of repurchase agreements in 2001 is due largely to the loss of a customer with a significant balance, who opted for a market-based product, despite the efforts of Peoples' sales associates to retain these funds. The recent interest rate cuts have also had an impact on the volume and rate paid.

Peoples also accesses national market repurchase agreements to diversify short-term funding sources. During the second quarter of 2001, national market term repurchase agreements averaged $14.3 million with a rate of 4.78%, down from the first quarter's average balance of $24.1 million at an average rate of 6.24%. For the second quarter of 2000, national market repurchase agreements averaged $26.3 million at an average rate of 6.38%. In the first six months of 2001, Peoples reduced the balance of these agreements as a result of deposit growth although management may utilize this funding source in the future.

Competition for loans and deposits is expected to remain strong throughout the remainder of 2001 due to the magnitude of interest rate reductions in 2001. Peoples' interest rate modeling data indicates that the recent rate cuts will modestly enhance net interest income streams in the third quarter, although anticipated enhancements could be offset in part by immediate decreases in prime based commercial loans and other loan refinancings resulting from those interest rate cuts. Some of Peoples' loans, particularly real estate loans, permit the customer to refinance with no prepayment or refinancing fees, although management anticipates the impact to Peoples' earnings stream from such refinancings as well as the impact of any additional interest rate cuts to have minimal impact in the short-term. Management plans to continue to maintain strong customer relationships while structuring loan agreements to mitigate the impact of such loan repricings to future earnings.


Provision for Loan Losses
-------------------------
Peoples had a provision for loan losses of $675,000 in the second quarter of 2001, compared to $600,000 in the second quarter of 2000, and unchanged compared to the first quarter of 2001. For the six months ended June 30, 2001, the provision for loan losses was $1,350,000, up $228,000 (or 20.3%) compared to the same period in 2000. The increased provision in the second quarter of 2001 is based upon the continuing effects of the economic slowdown in Peoples' markets and contiguous areas, combined with less favorable loss experience in recent quarters. Management believes the current provision is responsive to the volume concentrations, relative quality of certain loans in the portfolio, and overall inherit credit risk, and reflects the progressive steps taken to assure the adequacy of the allowance for loan losses.

Management anticipates that the provision in the third quarter of 2001 will be comparable to the second quarter of 2001. Any change in the provision in future quarters will be based on loan volumes and other factors affecting loan losses, such as loan delinquencies, portfolio risk, overall loan growth, and general economic conditions in Peoples' markets. Further information can be found later in this discussion under "Allowance for Loan Losses."


Gains and/or Losses on Securities Transactions
----------------------------------------------
Peoples reported net losses on securities transactions of $1,000 for the second quarter 2001 compared to $45,000 recorded in the second quarter of 2000. On a year-to-date basis, net gains on securities transactions totaled $1,000 in 2001 versus net losses of $56,000 in 2000. The net gains and losses in 2001 and 2000 resulted from normal portfolio management.


Gains and/or Losses on Asset Disposals
--------------------------------------
Gains on asset disposals, net of disposal losses, totaled $25,000 for the first half of 2001 compared to net losses of $145,000 in the same period last year. For the three months ended June 30, 2001, net gains on asset disposals were $5,000 versus net losses of $140,000 in 2000. The gains and losses in 2001 were the result of asset disposals in conjunction with normal asset replacement, while the net losses in 2000 resulted from Peoples' investment in a larger central processing unit during the second quarter of 2000. This investment has enhanced Peoples' processing capabilities and improved client service though more timely delivery of products and services.


Mark-to-Market Adjustment on Interest Rate Caps
-----------------------------------------------
On January 1, 2001, Peoples adopted Statement of Financial Accounting Standards Number 133 "Accounting for Derivative Instruments and Hedging Instruments" ("SFAS No. 133"), as required. From time to time, management enters into interest rate contracts of a derivative or hedging nature with unaffiliated financial institutions as a means of managing the risk of changing interest rates. The interest rate contracts, or "caps" in Peoples' present case, protect the company from significant loss of net interest income in a rising interest rate environment. The interest rate caps are off-balance sheet commitments to receive payments for interest rate differentials between an index rate and a specified rate, computed on notional amounts. At June 30, 2001, Peoples had interest rate contracts with notional amounts totaling $30 million.

As a result of the adoption, Peoples had recognized the change in market value of certain interest rate contracts as an increase or decrease to income. In the second quarter of 2001, the mark-to-market adjustment on interest rate caps was $42,000, increasing net income by $27,000. On a year-to-date basis, the mark-to-market adjustment has decreased earnings by $85,000, or $0.01 per share.


Non-Interest Income
-------------------
Peoples generates non-interest income from four primary sources: deposit account service charges, fiduciary activities, investment and insurance commissions, and electronic banking. During the first six months of 2001, non-interest income increased $110,000 (or 2.5%) to $4,471,000 compared to the same period last year. In the second quarter of 2001, non-interest income totaled $2,270,000, up $69,000 (or 3.1%) compared to the linked quarter and up $37,000 (or 1.7%) compared to the three months ended June 30, 2000. These increases are due primarily to increased deposit account service charges and electronic banking income.

The largest components of Peoples' non-interest income are service charges and other fee income generated from deposit accounts, which are based on the recovery of costs associated with services provided. For the three months ended June 30, 2001, deposit account service charge income increased $96,000 (or 12.1%) to $889,000 compared to the second quarter of 2000. The increased deposit account income is primarily attributable to higher volumes of overdraft and non-sufficient fund fees primarily from retail customers. Deposit account income totaled $1,696,000 on a year-to-date basis through June 30, 2001, up $151,000 (or 9.8%) compared to a year ago. Growth in Peoples' deposit service income generated from commercial customers also contributed to the increase in 2001 compared to the previous year.

In the second quarter of 2001, fiduciary income totaled $628,000, up from $614,000 for the first quarter of 2001. Fiduciary revenues were unchanged compared to a year ago. The fee structure for investment and fiduciary activities is based primarily on the market value of assets being managed, which totaled approximately $493 million at June 30, 2001, compared to $519 million at mid-year 2000. This decline is consistent with most major US market indices. Despite the current volatility in fees, management is committed to fiduciary revenues being a significant contributor to future non-interest income and is currently analyzing strategic opportunities to leverage this expertise and expand market penetration to more clients.

In the first half of 2001, insurance and investment commissions totaled $584,000 compared to $530,000 for the first half of 2000, an increase of $54,000 (or 10.2%). Peoples continues to pursue new ways to provide asset and risk management products as a method to grow non-interest revenues. Insurance and investment commissions totaled $263,000 for the second quarter of 2001, down from $321,000 for the linked quarter and $374,000 for the second quarter of 2000, due primarily to lower annuity sales and reduced brokerage income. The current interest rate environment has reduced the volume of Peoples' annuity sales, and associated revenues, in the second quarter of 2001, while brokerage income has been impacted by US stock market conditions and corresponding decreased client investment activity.

Electronic banking is one of Peoples' many delivery channels for providing products and services to its clients and includes ATM and debit card services, direct deposit services and Internet banking. In the second quarter of 2001, electronic banking income totaled $354,000 compared to $319,000 last quarter and $310,000 for the second quarter of 2000. On a year-to-date basis, electronic banking income increased $84,000 (or 14.2%) to $676,000 in 2001 from $592,000 in 2000 as a result of volume increases in ATM and debit card usage by Peoples' clients. As the financial services industry continues to develop additional e-commerce capabilities, management anticipates opportunities will exist for electronic banking to produce additional sources of revenue.


Non-Interest Expense
--------------------
One of Peoples' goals is to limit the growth of non-interest expense to 5% or less in 2001, without sacrificing client service levels or slowing expansion into non-traditional products and services. In the second quarter of 2001, non-interest expense totaled $8,168,000, up $217,000 (or 2.7%) compared to the linked quarter and up $374,000 (or 4.8%) compared to second quarter of 2000. On a year-to-date basis, non-interest expense totaled $16,119,000 in 2001, an increase of $771,000 (or 5.0%) compared to the previous year. Although salaries and benefits accounted for most of the increases in the second quarter of 2001, Peoples also incurred approximately $100,000 of expenses related to the conversion of ATM and debit card processing to a new vendor. Management believes that this change enhances Peoples' ability to remain competitive in electronic banking services through improved client service levels and long-term operating efficiencies. All of the other major areas of Peoples' non-interest expense were virtually unchanged from their levels in recent periods except a slight increase in non-income based taxes.

The largest component of Peoples' non-interest expense is salaries and benefits, which is inherent in a service-based industry like the financial services. Compared to the same period in 2000, salaries and benefits grew $633,000 (or 9.6%) to $7,227,000 in the first six months of 2001. Wage increases and rising benefit costs in 2001, as well as increases in the number of full-time equivalent associates in customer service positions, accounted for the increase salaries and benefit expenses. For the quarter ended June 30, 2001, salaries and benefits totaled $3,642,000, an increase of $341,000 (or 10.3%) from $3,301,000 for the second quarter of 2000, and up $57,000 (or 1.6%) compared to the linked quarter. Management will continue to leverage its resources, while retaining and recruiting key associates, to effectively optimize customer service and return to shareholders.

Net occupancy and equipment expenses totaled $962,000 for the second quarter of 2001, down $56,000 (or 5.5%) compared to the previous year and up $17,000 (or 1.8%) from the linked quarter's total of $945,000. On a year-to-date basis, net occupancy and equipment expenses decreased $87,000 (or 4.4%) to $1,907,000 in 2001 compared to the first half of 2000. For the remainder of 2001, management expects net occupancy and equipment expense to remain near current period levels although continued investment in technology and other customer service enhancements could produce a moderate increase.

Peoples' other major non-interest expenses remained level compared to previous quarters although non-income-based taxes such as property and franchise taxes increased modestly. For the six months ended June 30, 2001, these taxes totaled $484,000 compared to $394,000 the same period last year. The increased level of these taxes is due primarily to equity growth at Peoples Bank and taxes applied to equity. Management focuses on paying taxes at appropriate levels and continuously seeks opportunities to optimize Peoples' tax position.

Management uses the non-interest income leverage ratio as a key indicator of performance. The non-interest income leverage ratio, defined as non-interest income as a percentage of operating expenses, allows management to measure efficiency and removes the impact of net interest income, which often fluctuates due to interest rate changes. Securities and asset disposal gains and losses are excluded from both ratio calculations, along with intangible amortization and any significant non-recurring, non-operational transactions. In the second quarter of 2001, Peoples' non-interest income leverage ratio was 30.0% compared to 29.8% for the first quarter of 2001 and 30.9% a year ago. For the six months ended June 30, 2001, Peoples non-interest income leverage ratio was 29.9% versus 30.7% for the same period in 2000. Non-interest revenue growth, particularly brokerage and investment income, was tempered in the first half of 2001 by skittish US stock market conditions which led to a modest decrease in this ratio. Peoples' target non-interest income leverage ratio for 2001 is 34% and management believes the target is attainable and continues to implement strategies aimed at producing additional non-interest income. Part of Peoples' long-term strategy includes growing top-line revenues without proportional increases in expenses and deterioration of the level of service to Peoples' clients.


Return on Equity
----------------
For the three months ended June 30, 2001, return on equity ("ROE") was 13.46% versus 12.15% for the linked quarter and 15.13% in the second quarter of 2000. On a cash basis, tangible ROE was 19.27% for the second quarter of 2001 compared to 23.75% for the same period in 2000 while in the first quarter of 2001 was 17.76%. Year-to-date ROE was 12.81% while cash basis tangible ROE was 18.53% in 2001 versus 15.41% and 24.20% in 2000.

Excluding the impact of significant non-recurring, non-operating income and expenses, ROE for the second quarter of 2001 was 13.34% compared to 12.67% and 15.81% for the linked quarter and second quarter of 2000, respectively. Tangible ROE was 19.12% for the three months ended June 30, 2001 compared to 18.43% last quarter and 24.76% a year ago. Through six months, operating and tangible ROE was 13.01% and 18.78% in 2001 compared to 15.88% and 24.92% for the same period in 2000.

The declining interest rate environment has caused Peoples' adjustment to equity to increase due to market value increases on investments held as available-for-sale securities. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' balance sheet are sensitive to the changing market values of investments, causing ROE to fluctuate. At June 30, 2001, the adjustment for the net unrealized holding loss on available-for-sale securities, net of deferred income taxes, totaled $0.9 million, a change of $2.1 million since year-end 2000 and $9.0 million compared to June 30, 2000. This dramatic shift has challenged and is expected to challenge GAAP reported ROE enhancement in 2001. However, increasing earnings per share continues to be the primary focus of Peoples' management team.


Return on Assets
----------------
Return on assets ("ROA") for the three months ended June 30, 2001, was 1.03%. This compares to 0.91% for the first quarter of 2001 and 1.00% a year ago. Removing the impact of intangibles and the related amortization, tangible ROA was 1.19% in the second quarter of 2001 versus 1.07% the previous quarter and 1.17% for the first three months of 2000. For the second quarter of 2001, operating ROA and cash basis tangible ROA were 1.02% and 1.18%, respectively, compared to 1.04% and 1.21% a year ago. On a year-to-date basis, operating ROA was 0.99% in 2001 compared to 1.06% in 2000.

In recent years, the emphasis on ROA has diminished not only within the investment community but also as a key performance indicator for management with the focus shifting to ROE and most importantly EPS enhancement. Despite the reduced emphasis, management continues to monitor ROA and considers it a measurement of Peoples' deployment of its assets. Management expects any enhancement to ROA in 2001 to be minimal.


Income Tax Expense
------------------
During the second quarter of 2001, Peoples continued to implement tax expense control strategies through investments in low-income housing and historic tax credits. These investments are geared toward managing Peoples' tax burden and lowering the effective tax rate. Peoples' effective tax rate was 30.0% for the first six months ended June 30, 2001, compared to 30.7% in 2000. In the second quarter of 2001, these strategies produced an effective tax rate of 29.6% versus 30.5% last quarter and 30.4% a year ago. Peoples' cumulative investment related to the tax expense control strategies approximated $7.1 million at June 30, 2001, compared to $3.1 million at year-end 2000. Additional investments in various tax credit pools are being considered over the next several years. These investments are part of a long-term strategy, which in the future could include similar types of investments, that management believes can further reduce Peoples' tax burden going forward.




                               FINANCIAL CONDITION

Overview of Balance Sheet
-------------------------
Total assets were $1.17 billion at June 30, 2001, an increase of $38.4 million (or 3.4%) compared to year-end 2000. Gross loans increased $16.8 million (or 2.3%) to $753.8 million, with most of the growth occurring in real estate loans through the Lower Salem Bank Acquisition. Peoples also experienced growth in cash and cash equivalents, due to maturities of investment securities and normal loan paydowns, of $14.2 million since December 31, 2000.

Late in the second quarter of 2001, Peoples purchased $20.0 million of business owned life insurance ("BOLI") using the proceeds from matured investment securities. The BOLI investment, which accounts for most of the increase in other assets, will produce a tax-advantaged revenue stream and enhance Peoples' operating efficiency as rising employee benefit costs are offset by the anticipated increased revenue stream of the BOLI investment.

Total liabilities were $1.06 billion at June 30, 2001, an increase of $32.1 million (or 3.1%) during the first six months of 2001. Peoples' interest bearing deposits, including money market accounts, grew $65.0 million (or 9.7%) to $737.6 million at June 30, 2001, while at the same time non-interest bearing deposits totaled $87.5 million, up $2.5 million (or 2.9%). Since December 31, 2000, Peoples reduced the amount of short-term borrowings by $37.3 million (or 31.1%) while long-term borrowings increased $2.2 million (or 1.6%)

Stockholders' equity totaled $89.5 million at June 30, 2001 compared to $83.2 million at December 31, 2000, an increase of $6.4 million (or 7.6%). The increased market value of Peoples' available-for-sale securities and the stock issued as a result of the Lower Salem Bank Acquisition account for a majority of the change in equity in 2001. The Lower Salem Bank Acquisition resulted an overall increase in equity of $1.5 million with approximately $1.3 million of increase attributed to Peoples' reissuance of treasury stock. At December 31, 2000, Peoples had net unrealized losses of $3.0 million on available-for-sale securities compared to net unrealized losses of $0.9 million at the end of the second quarter 2001. Peoples had treasury stock totaling $3.0 million at June 30, 2001, compared to $3.6 million at year-end 2000.


Cash and Cash Equivalents
-------------------------
At June 30, 2001, cash and cash equivalents totaled $42.7 million, up $14.2 million (or 50.1%) from year-end 2000. Included in cash and cash equivalents are Federal funds sold. Since year-end 2000, Peoples has accumulated funds from the proceeds of maturing securities and as a result of modest deposit growth. The accumulated funds were placed in Federal funds sold and account for the overall increase in cash and cash equivalents in 2001. At June 30, 2001, Peoples had Federal funds sold of $14.4 million compared to no Federal funds sold at year-end 2000.

The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs and in response to other strategic activities. Management believes the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that mature within one year adequately serve Peoples' liquidity needs and should enable Peoples to meet cash obligations, special needs and off-balance sheet commitments as they come due. Management monitors the level of cash and cash equivalents on a constant basis to ensure funds are deployed in appropriate assets while managing liquidity and funding needs.


Investment Securities
---------------------
At June 30, 2001, the amortized cost of Peoples' investment securities totaled $317.6 million compared to $335.1 million at year-end, a decrease of $17.5 million (or 5.2%). Since late 2000, management has used the principal runoff Peoples' securities to temporarily reduce the amount of borrowed funds rather than reinvesting those proceeds in securities. In addition, management used a portion of the matured proceeds for the June 2001 BOLI purchase. Management continues to evaluate Peoples' balance sheet structure and other needs and will make appropriate use of funds generated from portfolio runoff.

The increases in market value of Peoples' investment portfolio during the second quarter of 2001 partially offset decreases from principal runoff. At June 30, 2001, Peoples' investment securities had a market value of $316.2 million compared to $330.5 million at year-end 2000, a decrease of $14.3 million (or 4.3%). The difference in amortized cost and market value at June 30 resulted in unrealized depreciation in the investment portfolio of $1.4 million and a corresponding decrease in Peoples' equity of $0.9 million. In comparison, the difference in amortized cost and market value at December 31, 2000, resulted in unrealized depreciation of $4.6 million and a decrease in equity of $3.0 million. The change from year-end 2000 can be attributed to market interest rate fluctuations.

At June 30, 2001, investments in US Treasury securities and obligations of US government agencies and corporations totaled $94.2 million, down $11.8 million (or 11.2%) since year-end 2000. Peoples' investment in mortgage-backed securities decreased $4.2 million (or 2.9%) in 2001 to $139.3 million at June 30, 2001, due primarily to maturities and prepayments. The total investment in obligations of states and political subdivisions was $38.4 million at June 30, 2001, a decrease of $72,000 (or 0.2%) during the first half of 2001. Other investments at June 30, 2001, totaled $44.3 million compared to $42.5 million at year-end 2000, a change of $1.8 million (or 4.2%).

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee ("ALCO") meetings. The group also monitors net interest income, sets pricing guidelines, and manages Peoples' interest rate risk. Through active balance sheet management and analysis of the investment securities portfolio, Peoples maintains sufficient liquidity to satisfy depositor demand, other company liquidity requirements and the various credit needs of its customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.


Loans
-----
Peoples primarily focuses on lending opportunities in central and southeastern Ohio, northern West Virginia, and northeastern Kentucky markets, especially retail lending, which includes single-family residential mortgages and other consumer lending. At June 30, 2001, gross loans totaled $753.8 million, an increase of $16.8 million (or 2.3%) since year-end 2000 and $52.3 million (or 7.5%) compared to a year ago. Most of the growth in 2001 was the result of the loans acquired in the Lower Salem Bank Acquisition. Since the second quarter of 2000, retail and commercial loan growth occurred primarily in Peoples' existing markets, while some commercial lending activity continues with selected customers outside Peoples' primary markets. The following table details total outstanding loans:






                                              June 30,          March 31,      December 31,        June 30,
(Dollars in thousands)                          2001               2001            2000              2000

                                           ---------------     -------------  ----------------  ---------------
Commercial, financial, and agricultural    $      313,806    $      309,313   $       310,558   $      283,157
Real estate, construction                          20,683            26,970            20,267           20,243
Real estate, mortgage                             293,817           293,350           283,323          271,274
Consumer                                          125,450           123,212           122,817          126,739
---------------------------------------------------------------------------------------------------------------
     Total loans                           $      753,756    $      752,845   $       736,965   $      701,413
===============================================================================================================


Peoples experienced loan growth in the first half of 2001 primarily in real estate loans, which grew $10.9 million (or 3.6%) compared to year-end 2000 to $314.5 million (including construction loans) at June 30, 2001. Real estate loans (including construction loans) account for the largest portion of the loan portfolio, comprising 41.7% of Peoples' total loan portfolio, and a majority of the loan growth, increasing $23.0 million (or 7.9%) since June 30, 2000. Included in real estate loans are home equity credit lines ("Equilines"), which totaled $28.2 million at the end of the second quarter of 2001 compared to $26.1 million at December 31, 2000. Management believes Equiline loans are a competitive product with an acceptable return on investment after risk considerations. Residential real estate loans continue to represent a major focus of Peoples' lending due to the lower risk factors associated with this type of loan, and the opportunity to provide additional products and services to these consumers, at reasonable risk/return ratios to Peoples.

Through six months of 2001, commercial, financial and agricultural loans ("commercial loans") increased $3.2 million (or 1.0%) from a year-end 2000 balance of $310.6 million. Commercial loans represent 41.6% of Peoples' total loan portfolio at June 30, 2001, versus 42.1% at December 31, 2000. Internal loan growth has been tempered in 2001 as a result of the general economic slowdown that affected Peoples' markets and contiguous areas, causing fewer lending opportunities that fit Peoples' underwriting criteria. Future commercial lending activities will depend on economic conditions and related parameters, such as general demand for loans in Peoples' primary markets and interest rates offered by Peoples. In addition to the anticipated in-market penetration, Peoples will continue to selectively lend to creditworthy customers outside its primary markets.

Consumer lending continues to be a vital part of Peoples' core lending. Excluding credit card balances, consumer loans increased $3.1 million (or 2.7%) to $119.0 million since year-end 2000. Although Peoples experienced growth throughout most of the consumer loan portfolio, the indirect lending area, which represents the majority of Peoples' consumer loans, was unchanged compared to year-end 2000 with balances of $70.5 million at June 30, 2001.

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

Peoples' credit card balances totaled $6.5 million at June 30, 2001, down $0.4 million since December 31, 2000, and up $0.1 million from a year ago. Management routinely evaluates new opportunities to serve credit card customers and grow the credit card balance; although, management does not intend to subject Peoples to additional and/or unnecessary risk merely for such growth.


Loan Concentration
------------------
Peoples' largest concentration of commercial loans are credits to assisted living facilities/nursing homes, which comprised approximately 12.0% of Peoples' outstanding commercial loans at June 30, 2001, compared to 11.6% at year-end 2000. While loans to assisted living facilities/nursing homes comprise the largest portion, loans to lodging and lodging related companies also represent a significant portion of Peoples' commercial loans. At June 30, 2001, lodging and lodging related loans accounted for 11.5% of Peoples' outstanding commercial loans versus 10.6% at year-end 2000.

These lending opportunities have arisen due to the growth of these industries in certain markets or contiguous areas, as well as sales associates' efforts to develop these key relationships. Management believes Peoples' loans to assisted living facilities/nursing homes as well as loans to lodging and lodging related companies do not possess abnormal risk levels compared to those assumed in other types of lending, and management is confident Peoples has sufficient knowledge of these industries to make sound underwriting decisions.


Allowance for Loan Losses
-------------------------
The allowance for loan losses totaled $12.2 million, or 1.61% of total loans, at the end of the second quarter of 2001 compared to $10.9 million, or 1.48%, at year-end 2000, and $12.0 million, or 1.60% of total loans at March 31, 2001. As part of the Lower Salem Bank Acquisition, Peoples acquired a loan loss reserve of $967,000, accounting for most of the $1.2 million overall increase. The following table presents changes in Peoples' allowance for loan losses:


                                                    Three Months Ended                 Six Months Ended
                                                         June 30,                          June 30,
                                               ------------------------------    -----------------------------
(dollars in thousands)                               2001            2000             2001            2000
                                                 ------------     -----------    -----------------------------
Balance, beginning of period                   $      12,029    $     10,628     $     10,930     $    10,264
Chargeoffs                                              (701)           (375)          (1,343)           (641)
Recoveries                                               152              60              251             168
--------------------------------------------------------------------------------------------------------------
     Net chargeoffs                                     (549)           (315)          (1,092)           (473)
Provision for loan losses                                675             600            1,350           1,122
Allowance for loan losses acquired                         -               -              967               -
--------------------------------------------------------------------------------------------------------------
          Balance, end of period               $      12,155    $     10,913     $     12,155     $    10,913
==============================================================================================================

While loan delinquencies have declined approximately 25% since year-end 2000, management anticipates that the loan loss provision in the third quarter of 2001 will be similar to that of the second quarter of 2001 due to the continuing effects of the economic slowdown in Peoples' markets, combined with less favorable loss experience in recent quarters. In the second half of 2001, the loan loss provision will be dependent on loan delinquencies, portfolio risk, overall loan growth and other economic factors management considers when evaluating the adequacy of the allowance.

In the second quarter of 2001, commercial and consumer loans accounted for most of the net chargeoffs. For the three months ended June 30, 2001, net chargeoffs from commercial loans totaled $281,000, or 51.3% of the total, and from consumer loans (excluding credit cards) were $125,000, or 22.8% of the total, compared to $276,000 and $220,000, respectively, for the linked quarter. In the second quarter of 2000, commercial loan net chargeoffs were $103,000 while consumer net chargeoffs totaled $148,000. Real estate chargeoffs continue to be a small portion of total net chargeoffs, reflecting the quality of the real estate loan portfolio.

In general, Peoples' asset quality is comparable to peer levels, despite minimal increases in nonperforming assets (which include loans 90 days or more past due, nonaccrual loans, renegotiated loans, and other real estate owned). As a percentage of total assets, nonperforming assets were 0.43% at quarter end, compared to 0.46% at year-end 2000, and up 7 basis points since March 31, 2001. Nonaccrual commercial loans were up about $750,000 in the second quarter, and nonaccrual real estate loans increased approximately $250,000. Peoples' nonperforming commercial loan assets are not specific to one industry or geographic area, but more attributable to the general economic conditions in Peoples' primary markets. Management continues to review the entire loan portfolio as part of the risk management process and has confidence in Peoples' loan review programs and the level of Peoples' allowance for loan loss, which stands at a healthy 240% of nonperforming loans, and 1.61% of total loans, at June 30, 2001.

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

At June 30, 2001, the recorded investment in loans that were considered to be impaired was $7.0 million of which $3.9 million was accruing interest, and $3.1 million were nonaccrual loans. Included in this amount are $3.0 million of impaired loans for which the related allowance for loan losses is $1.1 million. The remaining impaired loan balances of $4.0 million do not have a related allocation of the allowance for loan losses as a result of previous write-downs, being well-secured, or possessing characteristics indicative of ability to repay the loan. For the three months ended June 30, 2001, the average recorded investment in impaired loans was approximately $7.7 million and interest income of $69,000 was recognized on impaired loans during the period, representing 0.3% of Peoples' total interest income.


Funding Sources
---------------
Peoples considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for Peoples, totaling $825.1 million, or 78.7% of Peoples' funding sources at June 30, 2001.

Non-interest bearing deposits serve as a core funding source for Peoples. At June 30, 2001, non-interest bearing balances totaled $87.5 million, a $2.5 million (or 2.9%) increase compared to year-end 2000. Peoples acquired $1.4 million of non-interest bearing deposits in the Lower Salem Bank Acquisition. Management intends to continue to focus on maintaining its base of lower-cost funding sources, through product offerings that benefit customers who enhance their relationship with Peoples by using multiple products and services.

Interest-bearing deposits totaled $737.6 million at June 30, 2001, an increase of $65.0 million (or 9.7%) compared to $672.6 million at December 31, 2000. The Lower Salem Bank Acquisition accounts for a portion of the increase, adding approximately $16.0 million of interest-bearing deposits, including approximately $5.0 million of lower interest-bearing deposits such as savings and NOW accounts. Certificates of deposits account for the majority of Peoples interest-bearing deposits and related growth increasing $35.0 million (or 10.3%) since year-end 2000 to $375.9 million at June 30, 2001. Interest-bearing transaction accounts, primarily Peoples' money market deposit accounts, also contributed to the overall increased level of interest-bearing deposits increasing $27.4 million (or 10.7%) during the first half of 2001. Peoples' money market accounts offer variable, competitive rates that allow clients flexibility and opportunity to optimize investment yields.

In addition to traditional deposits and retained equity, Peoples utilizes both short-term and long-term borrowings to fund its operations and investments. Peoples' short-term borrowings consist of federal funds purchased, corporate deposits held in overnight repurchase agreements, wholesale funds such as term repurchase agreements, and various FHLB borrowings. At June 30, 2001, short-term borrowings totaled $82.6 million, down $37.3 million (or 31.1%) since year-end 2000. The largest component of Peoples' short-term borrowings at June 30, 2001, were FHLB advances of $45.0 million, a decrease of $20.2 million (or 31.0%) from year-end 2000. Since December 31, 2000, Peoples has used a portion of the managed funds from principal runoff of maturing securities and normal loan repayments to reduce the amount of short-term FHLB borrowings.

In addition to short-term FHLB advances, Peoples had total short-term, national market term repurchase agreement balances of $14.3 million at June 30, 2001, a decrease of $11.5 million (or 44.6%) compared to year-end 2000. Peoples also had $23.3 million of retail overnight repurchase agreement balances with its customers at June 30, 2001, a decrease of $5.5 million (or 19.1%) over the same period. Short-term FHLB advances and short-term, national market term repurchase agreements were accessed heavily during 2000 to fund Peoples' strong loan growth. Slower loan growth in 2001 allowed Peoples to reduce the balance of short-term FHLB borrowings in the first half of 2001. Management may access these funding sources in the future, as appropriate, to meet corporate funding objectives.

Peoples also maintains long-term borrowing capacity with the FHLB. Long-term FHLB advances increased $2.5 million (or 1.8%) since year-end 2000, totaling $138.9 million at June 30, 2001 due to advances acquired in the Lower Salem Bank Acquisition. Peoples' long-term FHLB advances are primarily 10-year borrowings, with initial fixed rate features for periods of two, three, or four years, depending on the specific advance. Each advance has the opportunity, at the discretion of the FHLB, to reprice after its initial fixed rate period, and Peoples has the option to prepay any repriced advance without penalty, or allow the borrowing to reprice to a LIBOR based, variable product. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.

Peoples also has a long-term note with an unaffiliated financial institution. The original principal balance of the note was $3.0 million and was used to finance an acquisition in early 1997. At June 30, 2001, the balance was $1.8 million, a decrease of $0.3 million since year-end 2000. Principal payments began in 1998 and continue semi-annually over the next three years.


Capital/Stockholders' Equity
----------------------------
At June 30, 2001, stockholders' equity was $89.5 million, an increase of $6.4 million (or 7.6%) since December 31, 2000. In the second quarter of 2001, Peoples had net income of $3,005,000 and paid dividends of $991,000, a dividend payout ratio of 32.98% of earnings, compared to a ratio of 33.89% for the same period a year earlier and 35.71% in the first quarter of 2001. The dividend payout ratio on a year-to-date basis through June 30 was 34.24% in 2001 compared to 33.21% in 2000. Management believes recent dividends represent an acceptable payout ratio for Peoples and anticipates similar payout ratios in future periods through quarterly dividends.

At June 30, 2001, the adjustment for the net unrealized holding losses on available-for-sale securities, net of deferred income taxes, totaled $0.9 million versus $3.0 million at year-end 2000, a change of $2.1 million. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' balance sheet are more sensitive to the changing market values of investments. The changes in market value of Peoples' investment portfolio directly impacted Peoples' stockholders' equity. Management believes Peoples' capital continues to provide a strong base for profitable growth.

Peoples has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50% or 100% (highest risk assets) is assigned to each asset on the balance sheet. At June 30, 2001, Peoples' and Peoples Bank's risk-based capital ratios were above the minimum standards for a well-capitalized institution. Peoples' total risk-based capital ratio of 14.09% at June 30, 2001, exceeds the well-capitalized standard of 10%. Peoples' Tier 1 capital ratio of 12.76% is also above the well-capitalized minimum of 6%. The Leverage ratio at June 30, 2001, was 8.83% compared to the well-capitalized standard of 5%.

Peoples is authorized to repurchase 125,000 shares of Peoples common stock under the 2001 Stock Repurchase Program, and through August 1, 2001, Peoples has purchased 68,132 shares, or 54.5% of the authorized total, at an average price of $19.06 per share. Peoples is authorized to continue repurchasing common shares, at appropriate prices, until the expiration of the 2001 Stock Repurchase Program on December 31, 2001.

In June 1998, Peoples implemented a formal plan to purchase treasury shares for use in its stock option plans. The formal plan serves as the basis for treasury purchases in anticipation of Peoples' projected stock option exercises and is based upon specific criteria related to market prices, as well as the number of common shares expected to be reissued under Peoples' stock option plans. Under the plan, Peoples is currently authorized to repurchase 18,150 common shares each quarter. During the second quarter of 2001, Peoples purchased 100% of the authorized shares at a weighted-average price of $18.60 per share. Management expects to purchase additional shares in future quarters, up to the authorized level, for use in its stock option plans. Future changes, if any, to Peoples' systematic share repurchase program may be necessary to respond to the number of common shares expected to be reissued for Peoples' stock option plans.

Peoples also maintains the Peoples Bancorp Inc. Deferred Compensation Plan ("Deferred Compensation Plan") for the directors of Peoples and Peoples Bank. The Deferred Compensation Plan is designed to recognize the value to Peoples of the past and present service of its directors and encourage their continued service through implementation of a deferred compensation plan. As a result and in accordance with accounting requirements, the account balances invested in Peoples common shares are reported as treasury stock in Peoples' financial statements. At June 30, 2001, Peoples had $0.9 million of treasury stock attributed to the Deferred Compensation Plan and its participants.


Liquidity and Interest Rate Sensitivity
---------------------------------------
The objective of Peoples' asset/liability management function is to optimize and protect net interest income within Peoples' policy guidelines. This objective is accomplished through management of Peoples' balance sheet liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels and customer preferences.

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

To this end, the ALCO has established an IRR management policy that sets the minimum requirements and guidelines for monitoring and controlling the level and amount of IRR. The objective of the IRR policy is to encourage management to adhere to sound fundamentals of banking while allowing sufficient flexibility to exercise the creativity and innovations necessary to meet the challenges and opportunities of changing markets. The ultimate goal of these policies is to optimize net interest income within the constraints of prudent capital adequacy, liquidity, and safety.

Peoples' ALCO relies on different methods of assessing IRR including simulating net interest income, monitoring the sensitivity of the net present market value of equity, and monitoring the difference or gap between maturing or rate-sensitive assets and liabilities over various time periods. The ALCO places emphasis on simulation modeling as the most beneficial measurement of IRR because it is a dynamic measure. By employing a simulation process that estimates the impact of potential changes in interest rates and balance sheet structures and by establishing limits on these estimated changes in net income and net market value, the ALCO is better able to evaluate the risks expected, based on the simulation data, associated with alternative strategies.

The modeling process starts with a base case simulation that represents the current balance sheet. Base case simulation results are prepared under an assumed flat interest rate scenario and at least two alternative interest rate scenarios, one rising and one declining, assuming parallel yield curve shifts. Comparisons showing the earnings variance from the flat rate forecast illustrate the risks associated with the current balance sheet strategy. When deemed appropriate, additional balance sheet strategies are developed and simulations prepared. These additional simulations are run with the same interest rate scenarios used with the base case simulation and/or using different yield curves. The additional strategies are used to measure yield curve risk, prepayment risk, basis risk, and index lag risk inherent in the balance sheet. Comparisons showing the earnings and equity value variance from the base case provide the ALCO with information concerning the risks associated with implementing the alternative strategies produced from the simulation data. The results from model simulations are reviewed for indications of effectiveness of current IRR strategies.

Peoples monitors IRR for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet have been established. To monitor the short-term exposure to IRR, the ALCO limited the earnings at risk of the bank to 10% or less from base case for each 1% shift in interest rates measured on an annual basis. To monitor long-term exposure, management has limited the negative impact on net equity value to 40% or less when interest rates shift 2% and 75% when rates shift 4%, respectively. For an assessment of the current interest rate risk position, the ALCO reviews static gap measures for specific time periods focusing on one-year cumulative gap. Based on historical trends and performance, the ALCO has determined that the ratio of the one-year cumulative gap should be within 15% of earning assets.

The following table is provided to illustrate the estimated earnings at risk and value at risk positions of Peoples at June 30, 2001 (dollars in thousands):

        Immediate
      Interest Rate               Estimated                 Estimated
  Increase (Decrease)in      (Decrease) Increase      (Decrease) Increase in
       Basis Points         In Net Interest Income    Economic Value of Equity

           400         $     (9,219)     (21.7) %    $    (58,301)     (56.4) %
           300               (6,478)     (15.3)           (44,293)     (42.8)
           200               (4,009)      (9.4)           (29,389)     (28.4)
           100               (1,570)      (3.7)           (14,740)     (14.3)
          (100)                 914        2.2              8,920        8.6
          (200)        $      1,309        3.1  %    $     16,008       15.5  %

The interest risk analysis shows that Peoples is moderately liability sensitive. This means that downward moving interest rates should favorably impact net interest income and upward moving interest rates should negatively impact net interest income. The analysis also shows that for all simulations and all scenarios, Peoples is within the IRR limits that the ALCO has established in the policy. Peoples was also within the policy limits at all measured points during the preceding year.

Peoples' liability sensitivity reflects a moderate increase from the first quarter of 2001. To protect earnings streams should there be an increase in interest rates (or hedge the liability sensitivity), the ALCO authorized the purchase of interest rate options (or "caps") that will provide additional income if there is a significant increase in interest rates and will add other hedge positions as appropriate.


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

The main source of liquidity for Peoples is deposit growth. Liquidity is also provided from cash generated from assets such as maturities, principal payments and income from loans and investment securities. In 2001, cash provided by financing activities totaled $10.7 million due to increases in interest-bearing deposits that were offset by a reduction of short-term borrowings. In the second quarter of 2001, cash flows used in investing activity totaled $6.6 million as management used the net proceeds from Peoples' investment portfolio for other investing activities such as the BOLI purchase. When appropriate, Peoples takes advantage of external sources of funds, such as advances from the Federal Home Loan Bank, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that enable Peoples to match funding dates with contractual maturity dates of assets. Securities in the investment portfolio that are available-for-sale can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile liabilities, non-core deposits and brokered funds, from liquid assets, short-term investments and unpledged available-for-sale securities. At June 30, 2001, Peoples' net liquidity position was $91.9 million, or 7.83% of total assets, in comparison to a net liquidity position of $96.9 million, or 8.34% of total assets, at March 31, 2001. During the second quarter of 2001, Peoples experienced an increase in deposits. For the purposes of calculating net liquidity, these new deposits will be considered volatile funds until they are held for six months. The liquidity position as of quarter-end was within Peoples' policy limit of negative 10% of total assets.


Effects of Inflation on Financial Statements
--------------------------------------------
Substantially all of the Peoples' assets relate to banking and are monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the banking industry, typically monetary assets exceed monetary liabilities. Therefore, as prices have recently increased, financial institutions experienced a decline in the purchasing power of their net assets.


Future Outlook
--------------
The economic and interest rate environment has drastically changed during first six months of 2001 compared to the same period in 2000 and particularly the second half of 2000 when Peoples' net interest margin experienced pressures. Through June 30, 2001, the Federal Reserve has cut interest rates a total of 275 basis points in an attempt to boost a sluggish economy and has hinted that additional cuts are possible in the third quarter. At the same time, Congress has taken steps to spur the economy by passing the Economic Growth and Tax Relief Reconciliation Act of 2001, including a provision for the issuance of advance refund checks. Despite the sluggish economy and the uncertainty regarding the effectiveness of interest rate cuts and tax relief, Peoples second quarter results positively moved toward Peoples' target earnings goals in 2001.

Although steps have been taken to improve economic conditions, management believes Peoples' internal loan growth will continue to be challenged. In addition, the Federal Reserve interest rate reductions will challenge the financial services industry as more clients seek to refinance existing loans rather than obtain new loans. This activity could limit Peoples' ability to internally grow loans in the second half of 2001 and challenge any net interest margin enhancements. However, management views loan refinancings as an opportunity for Peoples' sales associates to interact with clients, giving personal bankers and commercial lenders a great chance to analyze all of the financial needs of the customer. This type of cross-selling is the focal point of Peoples' needs-based sales approach that management believes is key to enhancing shareholder value and growing revenues.

Increasing Peoples' shareholder value requires a strong, community-minded associate base that is capable, professional, and fairly compensated through salaries, incentives, and benefits. Given the probability that employee benefit expense, particularly medical insurance costs, will continue to grow, Peoples purchased $20 million of business owned life insurance ("BOLI") to be able to continue providing a competitive wage and benefits package for Peoples' associates. The BOLI investment will produce a tax-advantaged revenue stream and enhance Peoples' operating efficiency by offsetting anticipated rising employee benefit costs.


Another key to Peoples' future success is the growth of investment and insurance revenues. In the third quarter, Peoples plans to better integrate the management and resources of its trust, investments, and brokerage groups to regain and focus momentum in this business area. Peoples has offered trust services since its inception in 1902, and in the last several years, brokerage products and services and other asset management alternatives have been added to complement those services. By working together to leverage resources, management hopes to enhance the service level to Peoples' clients and better capitalize on sales opportunities. It also gives Peoples a better chance to present unified solutions to its clients, and ramp the financial planning services so Peoples can be the primary financial advisor for its clients' asset management needs.

For the past several quarters, management has provided cash basis earnings, which exclude the effects of intangible assets and related amortization expenses. Since Peoples has completed several acquisitions accounted for under the purchase method of accounting in recent years, cash earnings has allowed the investment community to compare Peoples' results with other companies that have used the pooling-of-interests method to account for acquisitions. Management has also used cash basis earnings in the past to evaluate the impact of acquisitions on performance and return on investment.

In the first quarter of 2002, new accounting rules will take effect that eliminates goodwill amortization expense. If the new accounting rules had been in effect, Peoples' GAAP earnings per share in the second quarter of 2001 would have approximated $0.50 per share or about 10% higher than second quarter's $0.45 reported under current GAAP guidelines. Management anticipates a similar impact to earnings in the first quarter of 2002 due to the new accounting rules.

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

Although management recognizes there are areas of opportunity, improvement, and challenges, Peoples' goal is to continue to develop and integrate revenue sources beyond the balance sheet, and concentrate on selling and efficiency initiatives that differentiate Peoples from the competition. Peoples will continue to pursue strategic opportunities that create a more diversified financial services company with banking at its core. Management will continue to analyze and implement strategies designed to enhance Peoples' long-term value. In the final half of 2001, management is optimistic that the realization of recent and current strategic initiatives will continue to provide speedy, professional financial products and services tailored to meet the client's financial needs.

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


                                CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                      For the Three Months Ended June 30,                  For the Six Months Ended June 30,
                                 -----------------------------------------------    ------------------------------------------------
                                          2001                    2000                       2001                    2000
                                 -----------------------  ----------------------    ----------------------- ------------------------
(dollars in thousands)              Average     Yield/       Average    Yield/         Average     Yield/      Average      Yield/
                                    Balance      Rate        Balance     Rate          Balance      Rate       Balance       Rate
ASSETS
Securities:
  Taxable                        $    278,778     6.68%   $   289,101     6.92%     $    284,975     6.74%  $    289,781      6.88%
  Tax-exempt                           37,097     7.22%        33,609     7.64%           37,149     7.21%        33,477      7.67%
------------------------------------------------------------------------------------------------------------------------------------
    Total securities                  315,875     6.75%       322,710     7.00%          322,124     6.80%       323,258      6.96%
Loans:
  Commercial                          330,012     8.47%       291,385     9.18%          328,948     8.67%       285,965      9.16%
  Real estate                         298,217     8.44%       270,523     8.24%          294,864     8.45%       265,747      8.19%
  Consumer                            124,403    10.66%       124,698    10.45%          122,863    10.67%       123,042     10.35%
------------------------------------------------------------------------------------------------------------------------------------
    Total loans                       752,632     8.83%       686,606     9.07%          746,675     8.96%       674,754      9.00%
Less: Allowance for loan loss         (12,331)                (10,845)                   (11,925)                (10,654)
                                   ----------- ---------    ----------                ----------- ---------   -----------  ---------
    Net loans                         740,301     8.98%       675,761     9.22%          734,750     9.10%       664,100      9.15%
Interest-bearing deposits               3,941     3.85%           665     4.94%            2,785     4.50%           670      4.53%
Federal funds sold                     28,510     4.25%             -         -           16,345     4.47%           286      5.77%
------------------------------------------------------------------------------------------------------------------------------------
    Total earning assets            1,088,627     8.19%       999,136     8.50%        1,076,004     8.33%       988,314      8.43%
Other assets                           76,373                  79,246                     75,373                  79,265
------------------------------------------------------------------------------------------------------------------------------------
       Total assets              $  1,165,000             $ 1,078,382               $  1,151,377            $  1,067,579
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                        $     78,417     2.03%   $    86,848     2.36%     $     77,100     2.10%  $     87,803      2.36%
  Interest-bearing demand             274,772     3.47%       226,911     4.33%          270,693     3.85%       221,046      4.10%
deposits
  Time                                374,186     6.07%       338,448     5.24%          359,814     6.11%       342,290      5.02%
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing            727,375     4.66%       652,207     4.56%          707,608     4.85%       651,139      4.47%
deposits
Borrowed funds:
  Short-term                           83,283     4.49%        91,226     6.04%           93,655     5.25%        81,479      5.82%
  Long-term                           140,827     5.12%       148,962     5.17%          140,079     5.06%       149,576      5.16%
------------------------------------------------------------------------------------------------------------------------------------
    Total borrowed funds              224,110     4.88%       240,188     5.51%          233,734     5.15%       231,055      5.40%
------------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing            951,485     4.71%       892,395     4.82%          941,342     4.92%       882,194      4.71%
liabilities
Non-interest bearing deposits          88,119                  82,588                     86,023                  81,456
Other liabilities                      36,078                  31,888                     36,598                  31,754
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities               1,075,682               1,006,871                  1,063,963                 995,404
Stockholders' equity                   89,318                  71,510                     87,414                  72,175
------------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and equity   $  1,165,000             $ 1,078,382               $  1,151,377            $  1,067,579
------------------------------------------------------------------------------------------------------------------------------------

Interest income to earning assets                 8.19%                   8.50%                      8.33%                    8.43%
Interest expense to earning assets                4.12%                   4.30%                      4.31%                    4.21%
------------------------------------------------------------------------------------------------------------------------------------
  Net interest margin                             4.07%                   4.20%                      4.02%                    4.22%
------------------------------------------------------------------------------------------------------------------------------------

Interest income and yields presented on a fully tax-equivalent basis using a 35% tax rate.



PART II

ITEM 1:  Legal Proceedings.
None.

ITEM 2:  Changes in Securities and Use of Proceeds.
None.

ITEM 3:  Defaults upon Senior Securities.
None.

ITEM 4:  Submission of Matters to a Vote of Security Holders.
None

ITEM 5:  Other Information.
None.

ITEM 6:  Exhibits and Reports on Form 8-K.
         a) Exhibits:

                                               EXHIBIT INDEX

  Exhibit
  Number          Description                          Exhibit Location
------------     ---------------------------------     --------------------
     11          Computation of Earnings Per Share     Page 28


b) Reports on Form 8-K:
   Peoples filed the following reports on Form 8-K during the three months ended June 30, 2001:
        1) Filed April 24, 2001 - News release announcing Peoples' earnings for the first quarter of 2001.
        2) Filed May 11, 2001 - News release announcing the declaration of a $0.15 per share dividend by Peoples' Board of Directors.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      PEOPLES BANCORP INC.



Date:  August 9, 2001            By: /s/ ROBERT E. EVANS
                                         ---------------
                                         Robert E. Evans
                                         President and Chief Executive Officer



Date:  August 9, 2001            By: /s/ JOHN W. CONLON
                                         --------------
                                         John W. Conlon
                                         Chief Financial Officer

                                  EXHIBIT INDEX

               PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                         FOR PERIOD ENDED JUNE 30, 2001




  Exhibit
  Number         Description                              Exhibit Location
------------     ----------------------------------       ----------------
     11          Computation of Earnings Per Share.       Page 28