Form 10-Q
period 2001-09-30
PEOPLES BANCORP INC
filed 2001-11-13
CIK 318300

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the transition period from ____ to ____


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


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, at November 1, 2001: 7,116,272.




                               Page 1 of 27 Pages

                        Exhibit Index Appears on Page 26

                         PART I - FINANCIAL INFORMATION

                                     ITEM 1


The following Condensed Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Stockholders' Equity, and Consolidated Statements of Cash Flows of Peoples Bancorp Inc. and subsidiaries ("Peoples"), reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with accounting principles generally accepted in the United States. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000, contained herein has been derived from the audited balance sheet included in Peoples' Annual Report on Form 10-K for the year ended December 31, 2000 ("2000 Form 10-K"). Complete audited consolidated financial statements with footnotes thereto are included in Peoples' 2000 Form 10-K.

The consolidated financial statements include the accounts of Peoples and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)
                                                                                   September 30,       December 31,
ASSETS                                                                                 2001              2000

Cash and cash equivalents:
     Cash and due from banks                                                   $       23,230   $       28,242
     Interest-bearing deposits in other banks                                           1,054              207
     Federal funds sold                                                                23,100                -
---------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                              47,384           28,449
---------------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized cost of $303,862 and $335,111 at September, 2001, and
     December 31, 2000, respectively)                                                 308,528          330,521

Loans, net of unearned interest                                                       756,183          736,965
Allowance for loan losses                                                             (12,285)         (10,930)
---------------------------------------------------------------------------------------------------------------
          Net loans                                                                   743,898          726,035
---------------------------------------------------------------------------------------------------------------

Bank premises and equipment, net                                                       16,461           15,565
Other assets                                                                           55,045           35,264
---------------------------------------------------------------------------------------------------------------
               Total assets                                                    $    1,171,316   $    1,135,834
===============================================================================================================

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing                                                      $       81,597   $       84,974
     Interest bearing                                                                 760,988          672,647
---------------------------------------------------------------------------------------------------------------
          Total deposits                                                              842,585          757,621
---------------------------------------------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased and securities sold under repurchase agreements           25,833           54,729
     Federal Home Loan Bank term advances                                                   -           65,186
---------------------------------------------------------------------------------------------------------------
          Total short-term borrowings                                                  25,833          119,915
---------------------------------------------------------------------------------------------------------------

Long-term borrowings                                                                  170,616          138,511
Accrued expenses and other liabilities                                                  9,273            7,572
---------------------------------------------------------------------------------------------------------------
               Total liabilities                                                    1,048,307        1,023,619
---------------------------------------------------------------------------------------------------------------

Guaranteed preferred beneficial interests in junior subordinated debentures            29,047           29,021


Stockholders' Equity
Common stock, no par value, 12,000,000 shares authorized - 7,274,142 shares issued at September 30, 2001, and 6,679,028 issued
     at December 31, 2000, including shares in treasury                                78,730           66,364
Accumulated comprehensive income, net of deferred income taxes                          3,033           (2,983)
Retained earnings                                                                      15,272           23,381
---------------------------------------------------------------------------------------------------------------
                                                                                       97,035           86,762
Treasury stock, at cost, 160,750 shares at September 30, 2001, and
     189,357 shares at December 31, 2000                                               (3,073)          (3,568)
---------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                              93,962           83,194
---------------------------------------------------------------------------------------------------------------
               Total liabilities, minority interests and stockholders' equity  $    1,171,316   $    1,135,834
===============================================================================================================





                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)                     Three Months Ended                 Nine Months Ended
                                                                    September 30,                      September 30,
                                                                2001             2000              2001             2000

Interest income:                                           $      21,456    $      21,799     $     65,568     $     62,835
Interest expense                                                  10,674           11,804           33,679           32,511
----------------------------------------------------------------------------------------------------------------------------
    Net interest income                                           10,782            9,995           31,889           30,324
Provision for loan losses                                            675              600            2,025            1,722
----------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses          10,107            9,395           29,864           28,602
Net gain on securities transactions                                   26               66               27               10
Net (loss) gain on asset disposals                                   (12)              36               13             (109)
Mark-to-market adjustment on interest rate caps                        -                -             (131)               -
Non-interest income:
    Service charges on deposits                                      863              835            2,559            2,380
    Fiduciary revenues                                               626              648            1,868            1,974
    Insurance commissions                                            368              480            1,077            1,138
    Electronic banking revenues                                      356              294            1,032              886
    Business owned life insurance                                    242                -              242                -
    Other non-interest income                                         59               70              207              310
----------------------------------------------------------------------------------------------------------------------------
        Total non-interest income                                  2,514            2,327            6,985            6,688
Non-interest expense:
    Salaries and benefits                                          3,790            3,393           11,017            9,987
    Occupancy and equipment                                          885              963            2,792            2,957
    Trust preferred                                                  665              656            1,976            1,961
    Goodwill amortization                                            457              432            1,354            1,295
    Other intangible asset amortization                              125              139              376              418
    Data processing and software                                     279              263              757              776
    Other non-interest expense                                     1,916            1,904            5,964            5,703
----------------------------------------------------------------------------------------------------------------------------
        Total non-interest expense                                 8,117            7,750           24,236           23,097
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                         4,518            4,074           12,522           12,094
Income taxes                                                       1,321            1,192            3,724            3,650
----------------------------------------------------------------------------------------------------------------------------
               Net income                                  $       3,197    $       2,882     $      8,798     $      8,444
----------------------------------------------------------------------------------------------------------------------------

Basic earnings per share                                   $        0.45    $        0.40     $       1.22     $       1.18
----------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share                                 $        0.44    $        0.40     $       1.20     $       1.16
----------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding (basic)                    7,172,290        7,170,006        7,195,286        7,185,677
----------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding (diluted)                  7,303,350        7,241,457        7,304,688        7,278,201
----------------------------------------------------------------------------------------------------------------------------

Cash dividends declared                                    $       1,090    $         916     $      3,007     $      2,763
----------------------------------------------------------------------------------------------------------------------------

Cash dividend per share                                    $        0.15    $        0.13     $       0.41     $       0.38
----------------------------------------------------------------------------------------------------------------------------



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


 (Dollars in thousands, except share amounts)
                                                                                                    Accumulated
                                                                                                       Other
                                               Common Stock           Retained        Treasury     Comprehensive
                                              Shares    Amount        Earnings         Stock           Income          Total

 -------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 2000                6,679,028  $   66,364    $      23,381   $    (3,568)   $     (2,983)     $   83,194
 -------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income:
   Net income                                                               8,798                                         8,798
   Other comprehensive income, net of tax:
      Unrealized gains on available-for-sale
        securities                                                                                         6,016          6,016
                                                                                                                      ----------
            Comprehensive income                                                                                         14,814
 Exercise of common stock options
   (reissuance of  49,306 treasury                          (519)                            893                            374
   shares)
Tax benefit from exercise of stock                            65                                                             65
options
Distribution of treasury stock from
deferred
   compensation plan                                                                           5                              5
Reissuance of 79,785 treasury shares to
   purchase Lower Salem Commercial Bank        7,783         220                           1,280                          1,500
Cash dividends declared                                                    (3,007)                                       (3,007)
Common stock issued under dividend
   reinvestment plan                          14,440         242                                                            242
10% stock dividend                           572,891      12,358          (13,900)         1,542
 Purchase of 178,764 shares of treasury stock                                             (3,225)                        (3,225)
 -------------------------------------------------------------------------------------------------------------------------------
 Balance, September 30, 2001               7,274,142  $   78,730    $      15,272   $     (3,073)  $       3,033     $   93,962
 ===============================================================================================================================

 Comprehensive Income:
 Net unrealized appreciation arising during period, net of tax                                             6,034
 Less: reclassification adjustment for securities gains included in net income,                               18
 net of tax
 -------------------------------------------------------------------------------------------------------------------------------
 Net unrealized appreciation on investment securities                                                      6,016
 ===============================================================================================================================

                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                                                Nine Months Ended
                                                                                        September 30,
                                                                                2001                     2000
Cash flows from operating activities:
Net income                                                                $        8,798           $        8,444
Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                2,025                    1,722
          Gain on securities transactions                                            (13)                     109
          Mark-to-market adjustment on interest rate caps                            131                        -
          Depreciation, amortization, and accretion                                3,380                    3,476
          Decrease (increase) in interest receivable                                 514                   (1,276)
          (Decrease) increase in interest payable                                   (709)                      81
          Deferred income tax (benefit) expense                                     (178)                     268
          Deferral of loan origination fees and costs                                 15                     (225)
          Other, net                                                               2,746                      239
------------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                          16,682                   12,828
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchases of available-for-sale securities                                       (37,260)                 (23,940)
Proceeds from sales of available-for-sale securities                                 134                    3,220
Proceeds from maturities of available-for-sale securities                         71,159                   19,697
Net increase in loans                                                             (3,614)                 (64,827)
Expenditures for premises and equipment                                           (2,365)                  (2,099)
Proceeds from sales of other real estate owned                                        90                       50
Acquisitions, net of cash received                                                  (162)                       -
Investment in business owned life insurance                                      (20,000)                       -
Investment in limited partnership and tax credit funds                            (4,400)                    (400)
------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) investing activities                 3,582                  (68,299)
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Net decrease in non-interest bearing deposits                                    (10,226)                  (2,518)
Net increase in interest-bearing deposits                                         77,777                   28,996
Net (decrease) increase in short-term borrowings                                 (93,082)                  27,692
Proceeds from long term borrowings                                                30,000                        -
Payments on long-term borrowings                                                    (418)                 (11,820)
Cash dividends paid                                                               (2,529)                  (2,430)
Purchase of treasury stock                                                        (3,225)                  (2,527)
Proceeds from issuance of common stock                                               374                      389
------------------------------------------------------------------------------------------------------------------
               Net cash (used in) provided by financing activities                (1,329)                  37,782
------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              18,935                  (17,689)
Cash and cash equivalents at beginning of period                                  28,449                   43,751
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $       47,384           $       26,062
------------------------------------------------------------------------------------------------------------------


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

On August 10, 2001, Peoples declared a 10% stock dividend issued September 12, 2001, to common shareholders of record on August 24, 2001. Accordingly, all per share data reflects the dividend.


1.  Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations ("SFAS 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method and further clarifies the criteria to recognize intangible assets separately from goodwill. At July 1, 2001, Peoples did not have any pending business combinations; therefore, the impact of SFAS 141 on Peoples' results of operations and financial condition is immaterial.

Under SFAS 142, goodwill and indefinite lived intangible assets are no longer subject to amortization but rather subject to at least an annual assessment for impairment applying a fair-value based test. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Peoples is required to adopt Statement 142 on January 1, 2002. If SFAS 142 had been in effect for the third quarter of 2001, Peoples' diluted earnings per share would have been $0.48 versus the $0.44 reported. Management anticipates a similar impact on Peoples' results of operations and earnings per share upon adoption of SFAS 142 in the first quarter of 2002.

                                     ITEM 2

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                             SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows:


                                                               For the Three Months             For the Nine Months
                                                               Ended September 30,              Ended September 30,

SIGNIFICANT RATIOS                                               2001           2000              2001            2000

Return on average equity                                        13.90 %        15.33 %            13.19 %        15.38 %
Cash basis return on average equity (a)                         19.46 %        23.26 %            18.85 %        23.87 %
Return on average assets                                         1.09 %         1.04 %             1.01 %         1.04 %
Cash basis return on average assets (a)                          1.25 %         1.21 %             1.17 %         1.21 %
Net interest margin (b)                                          4.10 %         3.99 %             4.05 %         4.14 %
Efficiency ratio (c)                                            55.56 %        56.80 %            56.74 %        56.60 %
Non-interest income leverage ratio (d)                          33.36 %        32.41 %            31.04 %        31.28 %
Average stockholders' equity to average assets                   7.83 %         6.81 %             7.67 %         6.78 %
Cash dividends to net income                                    34.09 %        31.78 %            34.18 %        32.73 %
Loans net of unearned interest to deposits (end of              89.75 %        95.98 %            89.75 %        95.98 %
period)
Allowance for loan losses to loans, net of unearned
     interest (end of period)                                    1.62 %         1.55 %             1.62 %         1.55 %

--------------------------------------------------------------------------------------------------------------------------

CAPITAL RATIOS (end of period)
Tier I capital ratio                                            12.92 %        12.58 %            12.92 %        12.58 %
Risk-based capital ratio                                        14.26 %        14.03 %            14.26 %        14.03 %
Leverage ratio                                                   8.86 %         8.54 %             8.86 %         8.54 %

--------------------------------------------------------------------------------------------------------------------------

PER SHARE DATA Net income per share:
     Basic                                                 $     0.45     $     0.40        $      1.22     $     1.18
     Diluted                                                     0.44           0.40               1.20           1.16
     Cash basis earnings - diluted (a)                           0.49           0.45               1.37           1.33
Cash dividends per share                                         0.15           0.13               0.41           0.38
Book value per share                                       $    13.21     $    10.78        $     13.21     $    10.78
Tangible book value per share (a)                          $    10.74     $     8.21        $     10.74     $     8.21
Weighted average shares outstanding:
     Basic                                                  7,172,290      7,170,006          7,195,286      7,185,677
     Diluted                                                7,303,350      7,241,457          7,304,688      7,278,201

--------------------------------------------------------------------------------------------------------------------------


(a) Excludes after-tax impact of intangible amortization expense and/or balance sheet impact of intangible assets acquired through the use of purchase accounting for acquisitions.
(b) Calculated using fully-tax equivalent net interest income as a percentage of average earning assets.
(c) Non-interest expense (less intangible amortization and non-direct operating expenses) as a percentage of fully-tax equivalent net interest income plus non-interest income. Significant non-recurring items are removed from this calculation.
(d) Non-interest income (less securities and asset disposal gains) as a percentage of non-interest expense (less intangible amortization and non-direct operational expenses). Significant non-recurring items are removed from this calculation.


Introduction
------------
The following discussion and analysis of the Consolidated Financial Statements of Peoples is presented to provide insight into management's assessment of the financial results. Peoples' subsidiaries are Peoples Bank, National Association ("Peoples Bank") and Northwest Territory Life Insurance Company. Peoples Bank also operates Peoples Insurance Agency, Inc. ("Peoples Insurance"), which offers a full range of life, health, property, and casualty insurance products to customers in Peoples' markets, and Peoples Loan Services, Inc., which manages a portion of Peoples' loan portfolio.

Peoples Bank, a nationally chartered banking association and member of the Federal Reserve System, is subject to the regulation, supervision, and examination by the Office of the Comptroller of the Currency ("OCC"). Peoples Bank offers an array of financial products and services to clients, including traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. Peoples bank provides services through 40 financial service locations, both walk-in and drive-in facilities, and 25 ATMs in the states of Ohio, West Virginia, and Kentucky, as well as telephone banking and the Internet. Peoples' e-banking service, Peoples OnLine Connection, can be found on the Internet at www.peoplesbancorp.com.

Peoples Bank also makes other financial services available to clients via Peoples Insurance and Peoples Investment Services. Peoples Insurance offers a full set of life, health, property and casualty insurance products and services while Peoples Investment Services provides customer-tailored solutions for fiduciary needs, investment alternatives, and asset management needs (securities are offered exclusively through Raymond James Financial Services, member NASD/SIPC and an independent broker/dealer, located at Peoples).

This discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements and footnotes thereto and the ratios, statistics, and discussions contained elsewhere in this Form 10-Q.




                              RESULTS OF OPERATIONS

Overview of the Income Statement
--------------------------------
Net income totaled $3,197,000 for the third quarter of 2001, up $315,000 (or 10.9%) compared to the same period in 2000. Diluted earnings per share were $0.44 for the three months ended September 30, 2001, versus $0.40 per diluted share a year ago. Compared to the previous quarter, net income grew $192,000 (or 6.4%) while earnings per diluted share improved $0.03 (or 7.3%). On a year-to-date basis, net income totaled $8,798,000, or $1.20 per diluted share, in 2001 compared to $8,444,000, or $1.16 per share, last year. The combination of increased net interest income and controlled expense growth accounted for the improved earnings in 2001.

For the three months ended September 30, 2001, cash basis earnings were $0.49 per share, up $0.04 (or 8.9%) compared to the same period a year ago. Cash basis ROE was 19.46% for the third quarter of 2001, 23.26% for the third quarter of 2000 and 19.27% for the second quarter of 2001 (the "linked quarter"). Cash basis earnings exclude the effects of intangible assets and related amortization expenses. Through nine months, cash basis earnings were $1.37 per share in 2001 versus $1.33 in 2000, an increase of $0.04 (or 3.0%), while cash basis ROE was 18.85% compared to 23.87% in 2000.

Compared to last year, net interest income increased $1,565,000 (or 5.2%) to $31,889,000 for the nine months ended September 30, 2001, due to Peoples' payoff of higher cost borrowings and overall lower costs of funds. Peoples' provision for loan losses totaled $2,025,000 through September 30, 2001, an increase of $303,000 (or 17.6%) from $1,722,000 last year. The provision for loan losses totaled $675,000 for the third quarter of 2001, up $75,000 (or 12.5%) from the third quarter of 2000.

For the quarter ended September 30, 2001, non-interest income totaled $2,514,000, up $187,000 (or 8.0%) from $2,327,000 a year ago and $244,000 (or
10.7%) from $2,270,000 for the second quarter of 2001. On a year-to-date basis, non-interest income grew $297,000 (or 4.4%) in 2001 from $6,688,000 the prior year. Non-interest expense totaled $8,117,000 for the third quarter of 2001, up $367,000 (or 4.7%) compared to the third quarter of 2000. Non-interest expense was down slightly from the prior quarter's level. Through nine months, non-interest expenses were $24,236,000 in 2001 versus $23,097,000 in 2000, an increase of $1,139,000 (or 4.9%). Salaries and benefits remain the largest portion of Peoples' non-interest expense and represent the majority of the increases in 2001.


Interest Income and Expense
---------------------------

Peoples derives a majority of its interest income from loans and investment securities and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue. Management periodically adjusts the mix of assets and liabilities in an attempt to control and improve net interest income; however, factors that influence market interest rates, such as interest rate changes by the Federal Reserve and Peoples' competitors, may have a greater impact on net interest income than those adjustments made by management. Consequently, a volatile rate environment can make it difficult for management to control net interest margin and income, let alone predict future changes.

Net interest income was up $787,000 (or 7.9%) compared to the third quarter of 2000 to $10,782,000 for the third quarter of 2001, as lower interest income was offset by a larger reduction in Peoples' interest expense. For the three months ended September 30, 2001, interest income totaled $21,456,000, down $343,000 (or 1.6%) versus last year while total interest expense was $10,674,000, down $1,130,000 (or 9.6%). Net interest income was virtually unchanged compared to the linked quarter. The increased net revenues in 2001 are due to both a reduction in the volume of borrowed funds and the aggregate decrease in costs of funds, a direct result of the Fed's rate cuts.

Peoples' interest income includes income derived from states and political subdivisions. Since such income is exempt from taxation, it is more meaningful to analyze Peoples' net interest income on a fully-tax equivalent ("FTE") basis. In the third quarter of 2001, FTE net interest income was $11,049,000 compared to last year's third quarter total of $10,250,000, an increase of $799,000 (or 7.8%). Through nine months, FTE net interest income grew $1,584,000 (or 5.1%) to $32,679,000 in 2001 from $31,095,000 in 2000.

For the third quarter of 2001, the FTE yield on Peoples' earning assets was 8.02% compared to 8.19% the previous quarter and 8.56% a year ago, while the cost of interest-bearing liabilities was 4.45%, 4.71% and 5.16% for the same periods, respectively. Earning assets averaged $1.08 billion in the third quarter of 2001, down $8.6 million (or 0.8%) versus the second quarter of 2001 and up $51.8 million (or 5.0%) compared to the third quarter of 2000. Average interest-bearing liabilities were $959.9 million during the three months ended September 30, 2001, compared to $951.5 million for the linked quarter and $915.7 million a year ago.

On a year-to-date basis through September 30, 2001, Peoples' average earning assets increased $75.6 million (or 7.6%) from last year's average of $1.00 billion, a result of strong loan growth in late 2000. Even though earning assets increased, the FTE yield on those assets dropped 24 basis points versus a year ago due to rate reductions in 2001. Total interest-bearing liabilities averaged $947.6 million during the first nine months of 2001 compared to $893.4 million a year ago with higher volumes of interest bearing deposits, particularly certificates of deposits, accounting for the increase. Rate reductions also resulted in an 11 basis points drop in the year-to-date average cost of funds from 4.85% in 2000 to 4.74% in 2001.

Net interest margin (calculated by dividing FTE net interest income by average interest-earning assets) serves as an important measurement of the net revenue stream generated by the mix and pricing of Peoples' earning assets and interest-bearing liabilities. For the third quarter of 2001, net interest margin was 4.10% compared to the second quarter ratio of 4.07% and third quarter 2000 ratio of 3.99%. Net interest margin was 4.05% and 4.14% for the nine months ended September 30, 2001 and 2000, respectively. The Federal Reserve reduced key interest rates 450 basis points in 2001, which has had a positive impact on Peoples' net interest income and margin during 2001. However, fierce competition for loans and deposits tempered the positive impact of these rate reductions. Management believes that the recent rate cuts will modestly enhance net interest income streams in the fourth quarter, although anticipated enhancements could be offset in part by immediate decreases in income from prime based commercial loans and other loan refinancings.

Loans account for the largest portion of earning assets, averaging $756.4 million during the three months ended September 30, 2001, with a FTE yield of 8.61%. For the linked quarter, average loans were $752.6 million with a FTE yield of 8.83%, while in the third quarter of 2000, loans averaged $711.2 million with a FTE yield of 9.20%. Through nine months in 2001, loans averaged $750.0 million with a FTE yield of 8.81% versus $687.0 million and a FTE yield of 9.05% last year.

Investment securities decreased $13.5 million (or 4.1%) from 2000's third quarter average of $327.9 million to $314.4 million for the third quarter of 2001. The FTE yield on investments decreased 27 basis points in the third quarter of 2001 to 6.68% from 6.95% a year ago. Investment securities averaged $319.5 million and $324.8 million on a year-to-date basis through September 30, 2001 and 2000, with FTE yields of 6.76% and 6.95%, respectively. The interest rate reductions in 2001 have increased the market value of Peoples' investment portfolio and the resulting increased volumes have resulted in a slightly lower FTE yield.

Traditional deposits comprise the largest component of Peoples' interest-bearing liabilities. During the third quarter of 2001, Peoples' deposit costs decreased 54 basis points to 4.38% compared to the comparative quarter last year while compared to the linked quarter, deposits costs decreased 28 basis points. The lower deposit costs are the result of decreased rates paid on Peoples' money market accounts and other higher cost customer funding sources. On a year-to-date basis, deposit costs grew 5 basis points in 2001 versus 2000's cost of 4.61%, due largely to the increased volume of interest bearing deposits, particularly certificates of deposits in the first half of this year, as well as very competitive rates paid on interest bearing deposits. In the fourth quarter of 2001, management anticipates deposit costs to remain near current levels as competitors' pricing of deposits and customer's alternative investment opportunities may limit the opportunity to reduce deposit costs in response to any Federal Reserve action in the fourth quarter.

Peoples continues to utilize a variety of borrowings, both short-term and long-term, as complementary funding sources to core deposits. As a result of the Fed's interest rate cuts in 2001 and the payoff of some higher cost borrowings, the cost of borrowed funds decreased by 53 basis points to 4.99% for the first nine months of 2001 compared to 5.52% for the same period last year. In the third quarter of 2001, Peoples' cost of borrowed funds decreased 20 basis points compared to the second quarter of 2001 and declined 108 basis points compared to the third quarter of 2000.

Peoples' primary source of borrowed funds is advances, both short and long-term, from the Federal Home Loan Bank ("FHLB"). The short-term advances are primarily LIBOR-based advances that had an average cost of 4.24% during the third quarter of 2001 compared to 4.75% for the linked quarter and 6.82% in the third quarter of 2000. On a year-to-date basis through September 30, average cost of short-term FHLB advances was 5.19% in 2001 versus 6.64% in 2000. The majority of Peoples' long-term FHLB advances are fixed rate advances. The cost of long-term FHLB advances averaged 5.03% for the quarter ended September 30, 2001, down slightly from the linked quarter and the third quarter of 2000. Management will continue to use FHLB borrowings to fund earning assets, when it is deemed appropriate.

Late in the third quarter of 2001, Peoples converted $30.0 million of short-term FHLB advances to long-term FHLB advances. The new, long-term advances were 10-year, convertible rate advances with fixed rates for 3 years on $15.0 million and 4 years on the remaining $15.0 million. In addition, management has taken steps to prepay approximately $2.4 million of long-term FHLB advances acquired as part of an acquisition early in 2001 utilizing a longer term advance with a lower interest rate.

Peoples' cash management services (offered to a variety of business customers) also provides short-term funding, primarily in the form of overnight repurchase agreements. In the third quarter of 2001, these overnight repurchase agreements (excluding balances of wholesale market term repurchase agreements) averaged $25.3 million, an increase of $1.3 million, from the second quarter average balance of $24.0 million. The average rate paid on overnight repurchase agreements during the three months ended September 30, 2001, was 3.04%, down 83 basis points from the prior quarter's average rate of 3.87%. In comparison to the third quarter of 2000, the average balance of overnight repurchase agreements declined $7.0 million and the average rate paid decreased 258 basis points. The decreased volume of repurchase agreements in 2001 is due largely to the decision of a customer with a significant balance to invest in a market-based product.

Peoples has also accessed national market repurchase agreements in recent periods to diversify short-term funding sources. During the third quarter of 2001, national market term repurchase agreements averaged $12.3 million with a rate of 3.70%, down from the second quarter's average balance of $14.3 million at an average rate of 4.84%. For the third quarter of 2000, national market repurchase agreements averaged $25.8 million at an average rate of 6.72%. Peoples has reduced the balance of these agreements throughout the year due to the availability of other funding sources and at September 30, 2001, had no national market repurchase agreements outstanding. Management may utilize this funding source in the future, when it is deemed appropriate.

The Federal Reserve's rate cuts in 2001 have enhanced year-to-date and third quarter net interest income; however, the magnitude of these reductions has intensified the competition for lower loan rates in Peoples' markets as clients seek to refinance existing loans. Management anticipates that further reductions in market interest rates would challenge net interest income and net interest margin in the fourth quarter and increase the competition for loans, particularly mortgage loans.



Provision for Loan Losses
-------------------------

Peoples had a provision for loan losses of $675,000 in the third quarter of 2001, compared to $600,000 in the third quarter of 2000, and unchanged from the second quarter of 2001. For the nine months ended September 30, 2001, the provision for loan losses was $2,025,000, up $303,000 (or 17.6%) compared to the same period in 2000. The increased provision in 2001 is based upon the continuing effects of the economic slowdown in Peoples' markets and contiguous areas, combined with less favorable loss experience in recent quarters. Management believes the these quarterly provisions have been appropriate for the volume concentrations, relative quality of certain loans in the portfolio, and overall inherit credit risk, and reflect the progressive steps taken to assure the adequacy and reasonableness of the allowance for loan losses.

While general economic conditions remain unchanged, the overall quality of Peoples' loan portfolio has gradually improved in 2001. As a result, management anticipates a reduction in Peoples provision in the fourth quarter of 2001, although changes in loan volume and concentrations, general economic conditions and other factors affecting loan losses, such as loan delinquencies and portfolio risk, could limit the amount of any reduction. Further information can be found later in this discussion under "Allowance for Loan Losses."


Gains and/or Losses on Securities Transactions
----------------------------------------------

For the third quarter 2001, gains on securities transactions, net of losses, totaled $26,000 compared to $66,000 in the third quarter of 2000. On a year-to-date basis, net gains on securities transactions totaled $27,000 in 2001 versus $10,000 in 2000. The net gains on securities transactions in both 2001 and 2000 resulted from normal portfolio management.


Gains and/or Losses on Asset Disposals
--------------------------------------

Net gains on asset disposals totaled $13,000 for the nine months ended September 30, 2001, compared to net losses of $109,000 in the same period last year. For the three months ended September 30, 2001, net losses on asset disposals were $12,000 versus net gains of $36,000 in 2000. The gains and losses in 2001 were the result of asset disposals in conjunction with normal asset replacement, while net losses in 2000 resulted from Peoples' investment in a larger central processing unit during the second quarter of 2000. This investment has enhanced Peoples' processing capabilities and improved client service though more timely delivery of products and services.


Mark-to-Market Adjustment on Interest Rate Caps
-----------------------------------------------

As a result of Peoples' adoption of Statement of Financial Accounting Standards Number 133 "Accounting for Derivative Instruments and Hedging Instruments" ("SFAS No. 133"), as required on January 1, 2001, Peoples had recognized the change in market value of certain interest rate contracts as an increase or decrease to income. On a year-to-date basis, the mark-to-market adjustment was $131,000 at September 30, 2001, decreasing net income by $85,000, or $0.01 per share, and unchanged from the year-to-date adjustment at June 30, 2001. Management does not anticipate any additional adjustments related to Peoples' existing interest rate contracts.


Non-Interest Income
-------------------

Peoples generates non-interest income from four primary sources: deposit account service charges, fiduciary activities, investment and insurance commissions, and electronic banking. During the first nine months of 2001, non-interest income increased $297,000 (or 4.4%) to $6,985,000 compared to the same period last year. In the third quarter of 2001, non-interest income totaled $2,514,000, up $187,000 (or 8.0%) compared to the prior year and up $244,000 (or 10.7%) compared to the three months ended June 30, 2001. These increases are due primarily to new income streams from Peoples' investment in business owned life insurance ("BOLI"), as well as increased electronic banking income.

The largest component of Peoples' non-interest income is fee income generated from deposit accounts, which is based on the recovery of costs associated with services provided. For the three months ended September 30, 2001, deposit account service charge income increased $28,000 (or 3.4%) to $863,000 compared to the third quarter of 2000. The increased deposit account income is primarily attributable to higher volumes of overdraft and non-sufficient fund fees on checking accounts. Deposit account income totaled $2,559,000 on a year-to-date basis through September 30, 2001, up $179,000 (or 7.5%) compared to a year ago. Growth in Peoples' deposit service income generated from commercial customers also contributed to the increase in 2001 compared to the previous year.

In the third quarter of 2001, fiduciary income totaled $626,000, down from $648,000 in the third quarter of 2000. Fiduciary revenues were virtually unchanged compared to the linked quarter. The fee structure for investment and fiduciary activities is based primarily on the market value of assets being managed, which totaled approximately $477 million at September 30, 2001, compared to $519 million at mid-year 2000, a decline consistent with most major US market indices. Even though the value of assets managed has decreased, the number of fiduciary accounts remains virtually unchanged from year-end 2000. Despite the current volatility in fees, management is committed to fiduciary revenues being a significant contributor to future non-interest income and is currently analyzing strategic opportunities to leverage this expertise and expand market penetration to more clients.

Insurance and investment commissions totaled $1,077,000 through nine months in 2001 and $368,000 for the third quarter of 2001 compared to $1,138,000 and $480,000 for the same periods in 2000, decreases of $61,000 (or 5.4%) and $112,000 (or 23.3%), respectively. Peoples' ability to grow insurance and investment commissions in 2001 has been challenged due to decreased brokerage and annuity sales activity. While the significant annuity sales and brokerage activity a year ago were not expected to continue into 2001, the current interest rate environment and US stock market conditions reduced that activity even more than expected. Increased insurance revenues, particularly property and casualty, have partially offset that decrease. Compared to the linked quarter, insurance and investment commissions grew $39,000 (or 11.9%) in the third quarter from $329,000, a result of higher life insurance commissions and an increased number of credit life and accident/health insurance sales. Management believes insurance and investment commissions remain a viable source for future non-interest growth as Peoples continues to pursue new ways to provide asset and risk management products to clients and prospects.

Electronic banking is one of Peoples' many delivery channels for providing products and services to its clients and includes ATM and debit card services, direct deposit services and Internet banking. In the third quarter of 2001, electronic banking income totaled $356,000, up $62,000 (or 21.1%) compared to $294,000 for the third quarter of 2000 and essentially unchanged from last quarter's total. On a year-to-date basis, electronic banking income increased $146,000 (or 16.5%) to $1,032,000 in 2001 from $886,000 in 2000, a result of volume increases in ATM and debit card usage by Peoples' clients. Management will continue to explore and develop new e-banking capabilities that complement existing delivery channels, both traditional and non-traditional, and produce additional sources of revenue.


Non-Interest Expense
--------------------

One of Peoples' goals is to limit the growth of non-interest expense to 5% or less in 2001, without sacrificing client service or slowing expansion into non-traditional products and services. In the third quarter of 2001, non-interest expense totaled $8,117,000, up $367,000 (or 4.7%) compared to the prior year and essentially unchanged compared to the second quarter of 2001. On a year-to-date basis, non-interest expense totaled $24,236,000 in 2001, an increase of $1,139,000 (or 4.9%) compared to the previous year. Although salaries and benefits have accounted for most of the expense growth in 2001, Peoples has also experienced a slight increase in non-income based taxes. Peoples' other major areas of non-interest expense were at or below their levels of recent periods.

The largest component of Peoples' non-interest expense is salaries and benefits, which is inherent in a service-based industry like financial services. Compared to the same period in 2000, salaries and benefits grew $1,030,000 (or 10.3%) to $11,017,000 in the first nine months of 2001. Wage increases and rising benefit costs in 2001, as well as increases in the number of full-time equivalent associates in customer service positions, accounted for this increase. For the quarter ended September 30, 2001, salaries and benefits totaled $3,790,000, an increase of $397,000 (or 11.7%) from $3,393,000 for the third quarter of 2000, and up $148,000 (or 4.1%) compared to the linked quarter. Management will continue to leverage Peoples' resources, while retaining and recruiting key associates, to effectively optimize customer service and return to shareholders.

Net occupancy and equipment expenses totaled $885,000 for the third quarter of 2001, down $78,000 (or 8.1%) compared to the previous year and $77,000 (or 8.0%) from the linked quarter's total of $962,000. On a year-to-date basis, net occupancy and equipment expenses decreased $165,000 (or 5.6%) in 2001 to $2,792,000 compared to $2,957,000 for the first nine months of 2000. For the fourth quarter of 2001, management expects net occupancy and equipment expense to remain near current period levels although continued investment in technology and other customer service enhancements may slightly increase these costs.

Peoples' other major non-interest expenses remained at levels comparable to previous quarters, except for non-income-based taxes, which increased modestly. For the nine months ended September 30, 2001, these taxes totaled $681,000 compared to $592,000 the same period last year. The increased level of these taxes is due primarily to equity growth at Peoples Bank, the primary basis for these taxes. A strategic goal of Peoples is to appropriately manage its overall tax burden.

Management uses the non-interest income leverage ratio to measure efficiency and Peoples' performance. The ratio, defined as non-interest income as a percentage of operating expenses, excludes securities and asset disposal gains and losses along with intangible amortization and any significant non-recurring, non-operational transactions. In the third quarter of 2001, Peoples' non-interest income leverage ratio was 33.4% compared to 30.0% for the second quarter of 2001 and 32.4% a year ago. The new revenue streams generated from Peoples' BOLI investment accounts for a majority of the improvement in the third quarter. For the nine months ended September 30, 2001, Peoples non-interest income leverage ratio was 31.0% versus 31.3% for the same period in 2000. Tempered non-interest revenue growth during the first nine months of 2001, due to economic and US stock market conditions, led to this slight decrease. Management continues to implement strategies aimed at producing additional non-interest income and improving Peoples' non-interest income leverage ratio.


Return on Equity
----------------

For the three months ended September 30, 2001, return on equity ("ROE") was 13.90% versus 13.46% for the linked quarter and 15.33% in the third quarter of 2000. On a cash basis, tangible ROE was 19.46% for the third quarter of 2001 compared to 23.26% for the same period in 2000. In the second quarter of 2001, tangible ROE was 19.27%. Year-to-date ROE was 13.19% while cash basis tangible ROE was 18.85% in 2001 versus 15.38% and 23.87% in 2000.

Peoples' ROE, both GAAP and cash basis, has been negatively impacted in 2001 by the mark-to-market adjustment on Peoples' entire available-for-sale investment portfolio that increased equity. As market interest rates change, both the investment and equity sections of Peoples' balance sheet are sensitive to the corresponding change in the overall market value of the investment portfolio. At September 30, 2001, the adjustment for the net unrealized holding gain on available-for-sale securities, net of deferred income taxes, totaled $3.0 million, a change of $6.0 million since year-end 2000 and $10.4 million compared to September 30, 2000. Since ROE enhancement during the fourth quarter and first half of 2002 will be limited due to market conditions, management continues to make increasing earnings per share its primary focus.


Return on Assets
----------------

Return on assets ("ROA") for the three months ended September 30, 2001, was 1.09%. This compares to 1.03% for the second quarter of 2001 and 1.04% a year ago. Removing the impact of intangibles and related amortization expense, tangible ROA was 1.25% in the third quarter of 2001 versus 1.19% the previous quarter and 1.21% for the first three months of 2000. On a year-to-date basis, operating ROA was 1.01% in 2001 compared to 1.04% in 2000.

In recent years, the primary focus of both the investment community and management has shifted to EPS enhancement and ROE while diminishing the emphasis on ROA as a key performance indicator. Despite the reduced emphasis, management continues to monitor ROA and considers it a measurement of Peoples' assets leverage. Management expects any enhancement to ROA in the fourth quarter of 2001 to be minimal.


Income Tax Expense
------------------

During the third quarter of 2001, Peoples reduced its effective tax rate and overall tax burden as a result of recent investments. These investments, which include tax credit funds and business owned life insurance, are part of a longer term focus on tax advantaged investment opportunities that reduce Peoples' tax burden. On a year-to-date basis, Peoples' effective tax rate was 29.7% through nine months in 2001 compared to 30.2% last year. In the third quarter of 2001, Peoples had an effective tax rate of 29.2% versus 29.3% a year ago. Peoples' investment in tax advantaged investments approximated $6.8 million at September 30, 2001, compared to $3.1 million at year-end 2000. Depending on economic and regulatory conditions, additional investments in various tax credit pools are being considered over the next several years that could further reduce Peoples' tax burden.


                               FINANCIAL CONDITION

Overview of Balance Sheet
-------------------------

Total assets were $1.17 billion at September 30, 2001, an increase of $35.5 million (or 3.1%) compared to year-end 2000. Gross loans increased $19.2 million (or 2.6%) to $756.2 million, with the majority of the growth occurring in real estate loans. Peoples also experienced an increase in cash and cash equivalents of $18.9 million (or 66.6%) since December 31, 2000, as a result of an early redemption of a $25 million security in late September 2001. This increase was a temporary condition due to the timing of the redemption and the reinvestment into new investment securities, which occurred in mid-October.

In late June 2001, Peoples purchased $20.0 million of business owned life insurance ("BOLI") using accumulated funds from investments and other sources. The BOLI investment accounts for most of the increase in other assets while also producing a tax-advantaged revenue stream that enhances Peoples' operating efficiency by offsetting the rising employee benefit costs.

Total liabilities were $1.05 billion at September 30, 2001, an increase of $24.7 million (or 2.4%) during the first nine months of 2001. Peoples' interest bearing deposits, including money market accounts, grew $88.3 million (or 13.1%) to $761.0 million at September 30, 2001, while at the same time non-interest bearing deposits declined $3.4 million (or 4.0%) to $81.6 million. Since December 31, 2000, Peoples has reduced its total amount of borrowed funds by $62.0 million (or 24.0%).

Stockholders' equity totaled $94.0 million at September 30, 2001 compared to $83.2 million at December 31, 2000, an increase of $10.8 million (or 12.9%). The increased market value of Peoples' available-for-sale securities accounted for a majority of the change in equity in 2001.


Cash and Cash Equivalents
-------------------------

The amount of cash and cash equivalents fluctuates on a daily basis due to client activity and Peoples' liquidity needs. At September 30, 2001, cash and cash equivalents totaled $47.4 million, up $18.9 million (or 66.6%) from year-end 2000. Federal funds sold account for both a significant portion of Peoples' cash and cash equivalents as well as the increase in 2001. At September 30, 2001, Peoples had Federal funds sold of $23.1 million compared to no Federal funds sold at December 31, 2000, a result of management holding a significant portion of the proceeds from the call of a $25 million security in Federal funds sold due to timing of funds reinvestment.

Management believes the current balance of cash and cash equivalents, along with the availability of other funding sources, should allow Peoples to meet cash obligations, special needs and off-balance sheet commitments as they come due. Management will continue to manage the principal runoff from Peoples' investment and loan portfolios and reinvest those funds based on loan demand and investment opportunities, as appropriate, while monitoring the level of cash and cash equivalents to ensure funds are appropriately deployed while maintaining adequate liquidity.


Investment Securities
---------------------

At September 30, 2001, the amortized cost of Peoples' investment securities totaled $303.9 million with a market value of $308.5 million compared to $335.1 million and $330.5 million at year-end 2000, decreases of $31.2 million (or 9.3%) and $22.0 million (or 6.7%), respectively. In 2001, management used a portion of the principal runoff for other strategic purposes resulting in the decrease; however, this decrease in amortized cost was partially offset by an increase in the investment portfolio's market value attributable to interest rate fluctuations. The difference in amortized cost and market value at September 30 resulted in unrealized appreciation in the investment portfolio of $4.7 million and a corresponding increase in Peoples' equity of $3.0 million, net of deferred taxes. In comparison, the difference in amortized cost and market value at December 31, 2000, resulted in unrealized depreciation of $4.6 million and a decrease in equity of $3.0 million, net of deferred taxes.

Peoples' investment in US treasury securities and obligations of US government agencies and corporations decreased $36.6 million (or 34.5%) due to the call of a $25.0 million security in late September. In October, management reinvested a significant portion of the proceeds in similar securities. Peoples' other investment categories experienced modest increases due to changes in market values and normal portfolio management. The following table details Peoples' investment portfolio, at estimated fair value:



                                                 September 30,      December 31,      September 30,
(Dollars in Thousands)                                 2001              2000              2000
                                                 ----------------- -----------------  ----------------

US Treasury securities and obligations of
    US government agencies and corporations      $         69,439  $        106,019   $       103,733
Obligations of states and political subdivisions           44,967            38,507            37,773
Mortgage-backed securities                                148,726           143,505           144,880
Other securities                                           45,396            42,490            43,035
------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $        308,528  $        330,521   $       329,421
======================================================================================================


Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee ("ALCO") meetings. The ALCO also monitors net interest income, sets pricing guidelines, and manages Peoples' interest rate risk. Through active balance sheet investment securities portfolio management, Peoples maintains sufficient liquidity to satisfy depositor demand, other company liquidity requirements and the various credit needs of its customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable.


Loans
-----

Peoples primarily focuses on lending opportunities in central and southeastern Ohio, northern West Virginia, and northeastern Kentucky markets, especially retail lending, which includes single-family residential mortgages and other consumer lending. At September 30, 2001, gross loans totaled $756.2 million, an increase of $19.2 million (or 2.6%) since year-end 2000 and $31.9 million (or 4.4%) compared to a year ago. Most of the growth in 2001 was the result of loans acquired as part of an acquisition in February 2001. Since the third quarter of 2000, retail and commercial loan growth occurred primarily in Peoples' existing markets, while some commercial lending activity continues with selected customers outside Peoples' primary markets. The following table details total outstanding loans:



(Dollars in thousands)                      September 30,        June 30,      December 31,      September 30,
                                                2001               2001            2000              2000
                                           ----------------    -------------  ----------------  ----------------
Commercial, financial, and agricultural    $       315,607   $      313,806    $      310,558   $       290,308
Real estate, construction                           21,077           20,683            20,267            27,344
Real estate, mortgage                              295,747          293,817           283,323           280,206
Consumer                                           117,328          118,996           115,913           120,080
Credit Card                                          6,424            6,454             6,904             6,390
----------------------------------------------------------------------------------------------------------------
     Total loans                           $       756,183   $      753,756    $      736,965   $       724,328
================================================================================================================


Peoples experienced loan growth throughout 2001, primarily in real estate loans, which grew $13.2 million (or 4.4%) compared to year-end 2000 to $316.8 million (including construction loans) at September 30, 2001. Real estate loans (including construction loans) account for the largest portion of the loan portfolio, comprising 41.9% of Peoples' total loan portfolio. Included in real estate loans are home equity credit lines ("Equilines"), which totaled $28.9 million at the end of the third quarter of 2001 compared to $26.1 million at December 31, 2000. Management believes Equiline loans are a relationship product with an acceptable return on investment after risk considerations. Residential real estate loans continue to represent a major focus of Peoples' lending due to the lower risk factors associated with this type of loan, and the opportunity to provide additional products and services to these consumers, at reasonable risk-return ratios to Peoples.

Through nine months of 2001, commercial, financial and agricultural loans ("commercial loans") increased $5.0 million (or 1.6%) from year-end 2000's balance of $310.6 million. Commercial loans represent 41.7% of Peoples' total loan portfolio at September 30, 2001, versus 42.1% at December 31, 2000. Since September 30, 2000, commercial loans have grown $25.3 million (or 8.7%) from $290.3 million, or 40.1% of total loans, with a majority of the increase occurring in the fourth quarter of 2000. Internal loan growth has been tempered in 2001 as a result of general economic conditions affecting Peoples' markets and contiguous areas, causing fewer lending opportunities that fit Peoples' underwriting criteria. Future commercial lending activities will depend on economic and related conditions, such as general demand for loans in Peoples' primary markets and interest rates offered by Peoples. In addition to in-market opportunities, Peoples will continue to selectively lend to creditworthy customers outside its primary markets.

Consumer lending continues to be a vital part of Peoples' core lending. Excluding credit card balances, consumer loans increased $1.4 million (or 1.2%) to $117.3 million since year-end 2000. The indirect lending area represents a majority of Peoples' consumer loans. Even though Peoples has experienced growth throughout most of the consumer loan portfolio, its indirect loan balances have declined $1.0 million (or 1.4%) since year-end 2000 to $70.1 million at September 30, 2001, a result of declining creditworthy indirect sales opportunities and normal runoff of indirect loans.

Management is pleased with the performance of Peoples' consumer loan portfolio, which can be attributed to a commitment to sound lending practices and a strong customer service orientation. Lenders use a tiered pricing system that enables Peoples to apply interest rates based on the corresponding risk associated with the loan. Although consumer debt delinquency has increased in the financial services industry, management's actions to reinforce Peoples' pricing system and underwriting criteria have had a positive impact on consumer loan delinquencies. Management plans to continue its commitment to the use of this tiered pricing system to improve the performance of Peoples consumer loan portfolio and promote controlled growth of quality consumer loans.

Peoples' credit card balances totaled $6.4 million at September 30, 2001, down $0.5 million (or 7.0%) since December 31, 2000, and unchanged from last year's balances. Management routinely evaluates new opportunities to serve credit card customers and grow the credit card balance; although, management does not intend to subject Peoples to additional and/or unnecessary risk merely for such growth.


Loan Concentration
------------------

Peoples' largest concentration of commercial loans are credits to assisted living facilities/nursing homes, which comprised approximately 12.7% of Peoples' outstanding commercial loans at September 30, 2001, compared to 11.6% at year-end 2000. Loans to lodging and lodging related companies also represent a significant portion of Peoples' commercial loans accounting for 12.1% of Peoples' outstanding commercial loans at September 30, 2001, versus 10.6% at year-end 2000.

These lending opportunities have arisen due to the growth of these industries in certain markets or contiguous areas, as well as sales associates' efforts to develop these key relationships. Management believes Peoples' loans to assisted living facilities/nursing homes, as well as loans to lodging and lodging related companies, do not possess abnormal risk levels when compared to those assumed in other types of lending. Management is confident Peoples has sufficient knowledge of these industries to make sound underwriting decisions.


Allowance for Loan Losses
-------------------------
The allowance for loan losses totaled $12.3 million, or 1.62% of total loans, at the end of the third quarter of 2001 compared to $10.9 million, or 1.48%, at year-end 2000, and $12.2 million, or 1.61% of total loans at June 30, 2001. In February 2001, Peoples acquired an allowance for loan losses of $967,000 as part of an acquisition, accounting for most of the $1.4 million increase. The following table presents changes in Peoples' allowance for loan losses:


                                                    Three Months Ended                Nine Months Ended
                                                       September 30,                    September 30,
                                               ------------------------------    -----------------------------

(dollars in thousands)                               2001            2000             2001            2000
                                                 ------------     -----------    -----------------------------
Balance, beginning of period                   $      12,155    $     10,913     $     10,930     $    10,264
Chargeoffs                                              (642)           (422)          (1,985)         (1,063)
Recoveries                                                97             115              348             283
--------------------------------------------------------------------------------------------------------------
     Net chargeoffs                                    (545)           (307)          (1,637)           (780)
Provision for loan losses                                675             600            2,025           1,722
Allowance for loan losses acquired                         -               -              967               -
--------------------------------------------------------------------------------------------------------------
          Balance, end of period               $      12,285    $     11,206     $     12,285     $    11,206
==============================================================================================================

Peoples' provision for loan losses in the third quarter remained above last year's level due to the sluggish economic conditions in Peoples' markets and contiguous areas and the less favorable loss experience in recent quarters. Despite these factors, loan delinquencies are only slightly above year-end 2000 levels and management believes Peoples' loan quality has improved. As a result, management anticipates a reduction in Peoples provision for loan losses in the fourth quarter of 2001, although changes in loan volume and concentrations, general economic conditions and other factors affecting loan losses, such as loan delinquencies and portfolio risk, could limit the amount of any reduction.

In the third quarter of 2001, consumer and commercial loans accounted for a majority of net chargeoffs. For the three months ended September 30, 2001, net chargeoffs from consumer loans (excluding credit cards) totaled $319,000, or 58.5% of the total, and from commercial loans were $159,000, or 29.2% of the total, compared to $125,000 and $281,000, respectively, for the linked quarter. In the third quarter of 2000, consumer net chargeoffs totaled $186,000, or 60.6%, while commercial loan net chargeoffs were $16,000, or 5.2%. Real estate chargeoffs represented a small percentage of total net chargeoffs for both the third quarter of 2001 and 2000, reflecting the quality of the real estate loan portfolio.

In general, Peoples' asset quality is better than its peers with nonperforming assets (which include loans 90 days or more past due, nonaccrual loans, renegotiated loans, and other real estate owned) representing 0.39% of total assets at quarter end compared to 0.46% at year-end 2000. Although total nonperforming assets were down in the third quarter of 2001 compared to year-end 2000, nonaccrual commercial loans were up about $275,000 and nonaccrual real estate loans increased approximately $400,000. Peoples' nonperforming commercial loan assets are not specific to one industry or geographic area, but more attributable to the general economic conditions in Peoples' primary markets. Management continues to review the entire loan portfolio as part of the risk management process and has confidence in Peoples' loan review programs and the level of Peoples' allowance for loan losses, which stands at a healthy 274% of nonperforming loans, and 1.62% of total loans, at September 30, 2001.

Management continually monitors the loan portfolio through its Loan Review Department and Loan Loss Committee to determine the adequacy of the allowance for loan losses. This formal analysis determines the appropriate level of the allowance for loan losses, and allocation of the allowance among loan types. The portion of the allowance allocated among the various loan types represents management's estimate of expected losses based upon specific allocations for individual lending relationships and historical loss experience for each category of loans. The individual loan reviews are based upon specific qualitative and quantitative criteria, including the size of the loan and loan grades below a predetermined level. The historical experience factor is based upon historical loss experience, trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets.

Allowances for homogeneous loans (such as residential mortgage loans, credit cards, personal loans, etc.) are collectively evaluated based upon historical loss experience, trends in losses and delinquencies, the growth of loans in particular markets, and known changes in economic conditions in the particular lending markets. A loan is considered impaired when, based on current information and events, it is probable that Peoples will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of potential impaired loan losses is generally based on the present value of expected future cash flows discounted at the loan's historical effective interest rate, or the fair value of the collateral if the loan is collateral dependent. If foreclosure is probable, impairment loss is measured based on the fair value of the collateral.

At September 30, 2001, the recorded investment in loans that were considered to be impaired was $8.1 million of which $5.1 million was accruing interest, and $3.0 million were nonaccrual loans. Included in this amount are $3.0 million of impaired loans for which the related allowance for loan losses is $956,000. The remaining impaired loan balances do not have a related allocation of the allowance for loan losses as a result of previous write-downs, being well-secured, or possessing characteristics indicative of the ability to repay the loan. For the three months ended September 30, 2001, the average recorded investment in impaired loans was approximately $7.7 million and interest income of $97,000 was recognized on impaired loans during the period, representing 0.5% of Peoples' total interest income.


Funding Sources
---------------
Peoples considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for Peoples, totaling $842.6 million, or 81.1% of Peoples' funding sources at September 30, 2001.

Non-interest bearing deposits serve as a core funding source for Peoples. At September 30, 2001, non-interest bearing balances totaled $81.6 million, a $3.4 million (or 4.0%) decrease compared to year-end 2000. Management intends to continue to focus on maintaining its base of lower-cost funding sources, through product offerings that benefit customers who enhance their relationship with Peoples by using multiple products and services.

Interest-bearing deposits totaled $761.0 million at September 30, 2001, an increase of $88.3 million (or 13.1%) compared to $672.6 million at December 31, 2000. Certificates of deposits account for the majority of Peoples interest-bearing deposits, and related growth, increasing $49.7 million (or 14.6%) since year-end 2000 to $390.7 million at September 30, 2001. Interest-bearing transaction accounts, primarily Peoples' money market deposit accounts, also contributed to the overall increased level of interest-bearing deposits increasing $35.7 million (or 13.9%) during the first nine months of 2001. Peoples' money market accounts offer variable, competitive rates that allow clients flexibility and opportunity to enhance their investment yields.

Peoples also maintains long-term borrowing capacity with the FHLB. Long-term FHLB advances increased $32.4 million (or 23.8%) since year-end 2000, totaling $168.8 million at September 30, 2001. The majority of this increase is due to utilizing these advances to reduce short-term FHLB borrowings. Peoples' long-term FHLB advances are primarily 10-year borrowings, with initial fixed rate features for periods of two, three, or four years, depending on the specific advance. Each advance has the opportunity, at the discretion of the FHLB, to reprice after its initial fixed rate period, and Peoples has the option to prepay any repriced advance without penalty, or allow the borrowing to reprice to a LIBOR based, variable product. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.


Capital/Stockholders' Equity
----------------------------
At September 30, 2001, stockholders' equity was $94.0 million, an increase of $10.8 million (or 12.9%) since December 31, 2000 as changes in the market value of Peoples' investment portfolio directly impacted Peoples' stockholders' equity. At September 30, 2001, the adjustment for the net unrealized holding gains on available-for-sale securities, net of deferred income taxes, totaled $3.0 million versus holding losses of $3.0 million at year-end 2000, a change of $6.0 million. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' balance sheet are more sensitive to the changing market values of investments. Management believes Peoples' capital continues to provide a strong base for profitable growth.

In the third quarter of 2001, Peoples had net income of $3,197,000 and paid dividends of $1,090,000, a dividend payout ratio of 34.09% of earnings, compared to a ratio of 31.78% for the same period a year earlier and 32.98% in the second quarter of 2001. The dividend payout ratio on a year-to-date basis through September 30 was 34.18% in 2001 compared to 32.73% in 2000. Management believes recent dividends represent an acceptable payout ratio for Peoples and anticipates similar payout ratios in future periods through quarterly dividends.

In addition to monitoring performance through traditional capital measurements (i.e., dividend payout ratios and ROE), Peoples has also complied with the capital adequacy standards mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy in relationship to the relative risks of various assets banks hold. At September 30, 2001, Peoples' Total capital, Tier 1 and Leverage ratios were 14.26%, 12.92% and 8.86% exceeding the well-capitalized standards of 10%, 6% and 5%, respectively. All three risk-based capital ratios for Peoples Bank were also above the minimum standards for a well-capitalized institution at September 30, 2001.

At September 30, 2001, Peoples had treasury stock totaling $3.1 million compared to $3.6 million at year-end 2000. During 2001, Peoples was authorized to repurchase 137,500 shares of Peoples' common stock under the 2001 Stock Repurchase Program. Peoples also maintained a formal stock repurchase plan that served as the basis for treasury purchases in anticipation of Peoples' projected stock option exercises, which authorized the repurchase of 19,965 common shares each quarter. Through November 6, 2001, Peoples has repurchased 205,239 shares of Peoples' common stock, at an average price of $18.75, under these plans. Peoples is not authorized to repurchase any additional shares under these plans.

On November 9, 2001, Peoples announced approval to repurchase 175,000 (or approximately 2.5% of Peoples' outstanding common shares) from time to time in open market or privately negotiated transactions (the "2002 Stock Repurchase Program"). Management expects to purchase shares in future, at appropriate prices, until the expiration of the 2002 Stock Repurchase Program on December 31, 2002.

Peoples also maintains the Peoples Bancorp Inc. Deferred Compensation Plan ("Deferred Compensation Plan") for the directors of Peoples and Peoples Bank. The Deferred Compensation Plan is designed to recognize the value to Peoples of past and present service of its directors and encourage their continued service through implementation of a deferred compensation plan. As a result and in accordance with accounting requirements, account balances invested in Peoples common shares are reported as treasury stock in Peoples' financial statements. At September 30, 2001, Peoples had $0.9 million of treasury stock attributed to the Deferred Compensation Plan and its participants.


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

INTEREST RATE RISK
------------------
One of the most significant risks resulting from Peoples' normal business of extending loans and accepting deposits is interest rate risk. Interest rate risk ("IRR") is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as market values of financial assets and liabilities. Peoples' management has charged the ALCO with the overall management of Peoples' and Peoples Bank's balance sheet and off-balance sheet transactions related to the management of IRR. The ALCO strives to keep Peoples focused on the future, anticipating and exploring alternatives, rather than simply reacting to change after the fact.
To this end, the ALCO has established an IRR management policy that sets the minimum requirements and guidelines for monitoring and controlling the level and amount of IRR. The objective of the IRR policy is to encourage management to adhere to sound fundamentals of banking while allowing sufficient flexibility to exercise the creativity and innovations necessary to meet the challenges and opportunities of changing markets. The ultimate goal of these policies is to optimize net interest income within the constraints of prudent capital adequacy, liquidity, and safety.

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

The modeling process starts with a base case simulation that represents the current balance sheet. Base case simulation results are prepared under an assumed flat interest rate scenario and at least two alternative interest rate scenarios, one rising and one declining, assuming parallel yield curve parameters. Comparisons showing the earnings variance from the flat rate forecast illustrate the risks associated with the current balance sheet strategy. When deemed appropriate, additional balance sheet strategies are developed and simulations prepared. These additional simulations are run with the same interest rate scenarios used with the base case simulation and/or using different yield curves. The additional strategies are used to measure yield curve risk, prepayment risk, basis risk, and index lag risk inherent in the balance sheet. Comparisons showing the earnings and equity value variance from the base case provide the ALCO with information concerning the risks associated with implementing the alternative strategies produced from the simulation data. The results from model simulations are reviewed for indications of effectiveness of current IRR strategies.

Peoples monitors IRR for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet have been established. To monitor the short-term exposure to IRR, the ALCO limited the earnings at risk of the bank to 10% or less from base case for each 100 basis point shift in interest rates measured on an annual basis. To monitor long-term exposure, management has limited the negative impact on net equity value to 40% or less when interest rates shift 200 basis points and 75% when rates shift 400 basis points. For an assessment of the current interest rate risk position, the ALCO reviews static gap measures for specific time periods focusing on one-year cumulative gap. Based on historical trends and performance, the ALCO has determined that the ratio of the one-year cumulative gap should be within 15% of earning assets.

The following table is provided to illustrate the estimated earnings at risk and value at risk positions of Peoples at September 30, 2001 (dollars in thousands):


        Immediate                       Estimated                           Estimated
      Interest Rate
  Increase (Decrease) in           (Decrease) Increase               (Decrease) Increase in
       Basis Points               In Net Interest Income            Economic Value of Equity
---------------------------    -----------------------------     --------------------------------

           300               $     (3,466)         (8.0) %        $    (26,079)        (19.0) %
           200                     (1,369)         (3.2)               (14,538)        (10.6)
           100                       (592)         (1.4)                (5,168)         (3.8)
          (100)                        549           1.3                     63           0.0
          (200)              $         377           0.9 %        $       3,348           2.4 %


The interest risk analysis shows that Peoples is moderately liability sensitive, which means that downward moving interest rates should favorably impact Peoples' net interest income while upward moving interest rates should negatively impact net interest income. As a result, the ALCO may consider the purchase of additional interest rate hedge positions, as available and appropriate, that would provide net interest income protection in a rising rate environment. Peoples' liability sensitivity reflects a moderate decrease from the second quarter of 2001 due in part to the ALCO's efforts to secure long-term funding in the current low interest rate environment. The interest rate analysis also shows that Peoples is within the established IRR policy limits for all simulations and all scenarios for the current period as well as at all measured points during the preceding year.


Liquidity
---------
In addition to IRR management, a primary objective of the ALCO is the maintenance of a sufficient level of liquidity. The ALCO defines liquidity as the ability to meet anticipated and unanticipated operating cash needs, loan demand, and deposit withdrawals, without incurring a sustained negative impact on profitability. The ALCO's liquidity management policy sets limits on the net liquidity position of Peoples and the concentration of non-core funding sources.

The main source of liquidity for Peoples is deposit growth. Liquidity is also provided from cash generated from earning assets such as maturities, principal payments and income from loans and investment securities. In 2001, cash used in financing activities totaled $1.3 million as the reduction of short-term borrowings was offset by increases in interest-bearing deposits and long-term borrowings. Through nine months of 2001, cash flows provided by investing activity totaled $3.6 million as management retained a portion of the net proceeds from Peoples' investment portfolio for other investing activities such as the BOLI purchase. When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that enable Peoples to match funding dates and pricing characteristics with contractual maturity dates and pricing parameters of earning assets. Securities in the investment portfolio that are available-for-sale can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile liabilities, short-term growth in deposits and brokered funds, from liquid assets, short-term investments and unpledged available-for-sale securities. At September 30, 2001, Peoples' net liquidity position was $150.7 million, or 12.85% of total assets, in comparison to a net liquidity position of $91.9 million, or 7.83% of total assets, at June 30, 2001. The increase in liquidity is attributed to an increase in liquid assets, which includes Federal funds sold and investment securities, and an increase in what Peoples considers stable deposits during the third quarter of 2001. The liquidity position as of quarter-end was within Peoples' policy limit of negative 10% of total assets.


Effects of Inflation on Financial Statements
--------------------------------------------
Substantially all of the Peoples' assets relate to banking and are monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. The opposite would be true during a period of decreasing prices. In the banking industry, typically monetary assets exceed monetary liabilities. The current monetary policy targeting low levels of inflation has resulted in relatively stable price levels. Therefore, there has been little impact from inflation to net assets.


Future Outlook
--------------
The operating results of the financial services industry evolve around three qualities: earnings quality, asset quality, and capital quality. In the third quarter, Peoples' earnings reached record levels attributable to sound asset/liability management and the diversification of revenue streams while sound underwriting over the last decade has produced asset quality that is better than peer levels. Management continues to explore new revenue sources and opportunities to position Peoples for the future of financial services while maintaining traditional banking as the core of its business.

Loans and deposits anchor our balance sheet while net interest income and deposit account service charges are the largest components of Peoples' earnings. As a result, the economic conditions and interest rate environment in the fourth quarter will influence Peoples' short-term performance. The rate cuts by the Federal Reserve have been beneficial thus far in 2001. While funding cost decreases have fueled the improvements to date, management expects minimal benefit from additional rate cuts in the near-term due to the constraints on deposit pricing and the impact on prime based commercial lending and loan refinancings. Thus, management remains focused on growing non-interest income and controlling operating expenses. Management's goal is to enhance Peoples' fee revenue generation by strengthening client relationships and adding products and services that complement our business and serve each client's needs.

As part of that goal, Peoples plans to introduce new products late in the fourth quarter, including "Overdraft Privilege" and free checking accounts for non-business clients. Management believes the Overdraft Privilege program is a way for Peoples to fill a void between "check cashing stores" and traditional overdraft protection (such as a line of credit) while also providing a boost to service charge revenues. The Overdraft Privilege program will provide qualified retail clients with virtually automatic protection by establishing an Overdraft Privilege amount, based on the client's credit quality and other parameters, against which Peoples will apply overdraft amounts and overdraft fees. While Peoples will be an early implementer of the Overdraft Privilege concept in its markets, management looks forward to the challenges and opportunities it brings.

Non-traditional revenues, including insurance, investment and fiduciary, represent an important part of Peoples' future revenue projections. Even though current market conditions, along with jittery investors, have combined to slow what had been very solid earnings growth in these areas, Peoples remains committed to a need-based selling approach and the complete integration of non-traditional products and services, including insurance and investments. As part of this commitment, Peoples integrated the management and resources of its trust, investments, and brokerage groups in the third quarter to form Peoples Investment Services. This newly formed team allows Peoples to enhance the service level to clients and capitalize on sales opportunities. In addition, management continues to increase the exposure of Peoples' insurance products to existing clients while also looking for ways to attract new clients through multi-product relationships.

Peoples' capital ratios have reached stronger levels, which can be a comfort to both investors and regulators, and reflect Peoples' ability and preparedness to weather the storm in difficult economic times. The current capital levels also provide some downside earnings protection but also allows for future growth. Management continues to examine a variety of methods in which to leverage Peoples' equity, including mergers and acquisitions. The evaluation of future acquisitions will focus more on enhancing Peoples' earnings potential rather than the geographic location or proximity to current markets. Ultimately, future mergers and acquisitions, if they occur, will depend on management's ability to identify accretive financial service opportunities that complement Peoples' core competencies and strategic intent.

Even as potential mergers and acquisitions are evaluated, management is working to finalize the establishment of new capital management subsidiaries in the fourth quarter. These new subsidiaries will allow management to better manage Peoples' investments and provide new opportunities to make investments, such as low-income housing tax credit funds, that are either limited or restricted at the bank level. The goal is to invest Peoples' capital across business units, based on projected risk and return on investments, which have potential for both strong growth and enhancement to Peoples' overall long-term value. Management expects that these subsidiaries will also provide opportunities to reduce Peoples' overall tax burden (both income based and non-income based) while helping to optimize Peoples' operational effectiveness.

In the last several years, Peoples has completed several acquisitions using the purchase method of accounting, which added goodwill balances to Peoples' balance sheet and amortization expense to results of operations. In order to provide a comparison versus those companies who used pooling-of-interests accounting, we also provide cash basis earnings, which exclude the effects of intangible assets and related amortization expenses. This gives the investment community additional information about Peoples that will become even more important in the first quarter of 2002, when new accounting rules take effect, and goodwill amortization expense is discontinued. On a cash basis, Peoples' quarterly operating income per share reached $0.49 compared to $0.45 last year. If the new accounting rules were in effect, and no goodwill amortization is expensed, Peoples' GAAP earnings per share would have approximated $0.48 per share, or about four cents higher than the $0.44 per share reported under current GAAP guidelines.

Management believes Peoples has a strong base from which to further enhance Peoples' long-term value and produce future financial benefits for all stakeholders. Peoples' goals for the fourth quarter and into 2002 remain unchanged - further integration of traditional and non-traditional products and services; top-line revenue growth; non-interest expense control.

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

                              CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                    For the Three Months Ended September 30,            For the Nine months Ended September 30,
                                 -----------------------------------------------    ------------------------------------------------
                                        2001                    2000                       2001                    2000
                                 -----------------------  ----------------------    ----------------------- ------------------------

(dollars in thousands)              Average     Yield/       Average    Yield/         Average     Yield/      Average      Yield/
                                    Balance      Rate        Balance     Rate          Balance      Rate       Balance       Rate
ASSETS
Securities:
  Taxable                        $    276,056     6.62%   $   291,523     6.88%     $    281,969     6.70%  $    290,367      6.88%
  Tax-exempt                           38,294     7.14%        36,364     7.50%           37,535     7.19%        34,447      7.61%
------------------------------------------------------------------------------------------------------------------------------------
      Total securities                314,350     6.68%       327,887     6.95%          319,504     6.76%       324,814      6.95%
Loans:
  Commercial                          332,964     8.17%       304,387     9.38%          330,301     8.50%       292,150      9.20%
  Real estate                         298,899     8.27%       280,203     8.38%          296,224     8.39%       270,601      8.25%
  Consumer                            124,551    10.62%       126,604    10.62%          123,432    10.65%       124,238     10.44%
------------------------------------------------------------------------------------------------------------------------------------
    Total loans                       756,414     8.61%       711,194     9.20%          749,957     8.81%       686,989      9.05%
Less: Allowance for loan loss         (12,379)                (11,161)                   (12,078)                (10,824)
                                   ----------- ---------   -----------  ---------    ----------- ---------     ---------  ----------
    Net loans                         744,035     8.76%       700,033     9.35%          737,879     8.96%       676,165      9.20%
Interest-bearing deposits               2,418     3.16%           324     4.94%            2,661     4.07%           554      4.62%
Federal funds sold                     19,197     3.50%             -         -           17,306     4.08%           190      5.75%
------------------------------------------------------------------------------------------------------------------------------------
       Total earning assets         1,080,000     8.02%     1,028,244     8.56%        1,077,350     8.23%     1,001,723      8.47%
Other assets                           95,334                  75,953                     82,112                  78,151
------------------------------------------------------------------------------------------------------------------------------------
       Total assets              $  1,175,334             $ 1,104,197               $  1,159,462            $  1,079,874
====================================================================================================================================

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                        $     77,796     1.78%   $    81,109     2.37%     $     77,340     1.98%  $     85,555      2.36%
  Interest-bearing demand             277,615     2.92%       241,879     4.53%          273,032     3.53%       228,041      4.25%
deposits
  Time                                388,642     5.95%       336,625     5.82%          369,529     6.05%       340,388      5.41%
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing            744,053     4.38%       659,613     4.92%          719,901     4.66%       653,984      4.61%
deposits
Borrowed funds:
  Short-term                           62,678     3.73%       117,531     6.49%           83,217     4.88%        93,584      6.10%
  Long-term                           153,188     5.07%       138,527     5.14%          144,497     5.06%       145,866      5.16%
------------------------------------------------------------------------------------------------------------------------------------
    Total borrowed funds              215,866     4.68%       256,058     5.76%          227,714     4.99%       239,450      5.52%
------------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing            959,919     4.45%       915,671     5.16%          947,615     4.74%       893,434      4.85%
liabilities
Non-interest bearing deposits          87,230                  80,298                     86,418                  81,067
Other liabilities                      36,211                  33,041                     36,478                  32,186
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities               1,083,360               1,029,010                  1,070,511               1,006,687
Stockholders' equity                   91,974                  75,187                     88,951                  73,187
------------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and equity   $  1,175,334             $ 1,104,197               $  1,159,462            $  1,079,874
====================================================================================================================================

Interest income to earning assets                 8.02%                   8.56%                      8.23%                    8.47%
Interest expense to earning assets                3.92%                   4.57%                      4.18%                    4.33%
------------------------------------------------------------------------------------------------------------------------------------
  Net interest margin                             4.10%                   3.99%                      4.05%                    4.14%
====================================================================================================================================
Interest income and yields presented on a fully tax-equivalent basis using a 35%
tax rate.


PART II

ITEM 1:  Legal Proceedings.
None.

ITEM 2:  Changes in Securities and Use of Proceeds.
None.

ITEM 3:  Defaults upon Senior Securities.
None.

ITEM 4:  Submission of Matters to a Vote of Security Holders.
None

ITEM 5:  Other Information.
None.

ITEM 6:  Exhibits and Reports on Form 8-K.

a) Exhibits:

                                  EXHIBIT INDEX
  Exhibit
  Number          Description                           Exhibit Location
------------     ------------------------------------   ----------------
     11          Computation of Earnings Per Share      Page 27


 b) Reports on Form 8-K:

Peoples filed the following reports on Form 8-K during the three months ended September 30, 2001:

1) Filed July 25, 2001 - News release announcing Peoples' earnings for the second quarter of 2001.
2) Filed May 11, 2001 - News release announcing the declaration of a 10% stock dividend and a $0.15 per share cash dividend by Peoples' Board of Directors.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              PEOPLES BANCORP INC.



Date:  November 13, 2001    By:/s/     ROBERT E. EVANS
                                       -------------------
                                       Robert E. Evans
                                       President and Chief Executive Officer



Date:  November 13, 2001    By:/s/     JOHN W. CONLON
                                       --------------
                                       John W. Conlon
                                       Chief Financial Officer

                                  EXHIBIT INDEX

               PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                       FOR PERIOD ENDED SEPTEMBER 30, 2001




  Exhibit
  Number          Description                          Exhibit Location
------------     ----------------------------------    ----------------
     11          Computation of Earnings Per Share.    Page 27