Form 10-K
period 2001-12-31
PEOPLES BANCORP INC
filed 2002-03-08
CIK 318300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
(Mark One)
  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                      45750
                                   -----------
                                   (Zip Code)


Registrant's telephone number, including area code:(740) 373-3155
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----


Securities registered pursuant to Section 12(g) of the Act:

   Common Shares, No Par Value (7,135,880 outstanding at February 25, 2002)
   ------------------------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the closing price of the Common Shares of the Registrant on The NASDAQ National Market as of February 25, 2002, the aggregate market value of the Common Shares of the Registrant held by nonaffiliates on that date was $134,226,000. For this purpose, certain executive officers and directors are considered affiliates.

Documents Incorporated by Reference:
Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 11, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS
                                -----------------

PART I                                                                    Page
------                                                                    -----

Item 1.    Business                                                           3

Item 2.    Properties                                                        12

Item 3.    Legal Proceedings                                                 12

Item 4.    Submission of Matters to a Vote of Security Holders               12

PART II
-------

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                               13

Item 6.    Selected Financial Data                                           14

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         15

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk        29

Item 8.    Financial Statements and Supplementary Data                       29

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          29

PART III
--------

Item 10.   Directors and Executive Officers of the Registrant                51

Item 11.   Executive Compensation                                            51

Item 12.   Security Ownership of Certain Beneficial Owners and Management    52

Item 13.   Certain Relationships and Related Transactions                    52

PART IV
-------

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K   53

Signatures                                                                   54

Exhibit Index                                                                55

                                     PART I

ITEM 1.    BUSINESS.
--------------------

Introduction
------------
Peoples Bancorp Inc. ("Peoples") was organized as a bank holding company in 1980, with origins in the Mid-Ohio Valley back to 1902. At December 31, 2001, Peoples' wholly-owned subsidiaries included Peoples Bank, National Association ("Peoples Bank"), Peoples Investment Company, and PEBO Capital Trust I. Peoples Bank also owns an insurance agency subsidiary and an asset management subsidiary. Peoples Investment Company also owns a capital management subsidiary.

Peoples operates 40 sales offices in the states of Ohio, West Virginia and Kentucky. At December 31, 2001, Peoples had total assets of $1.2 billion, total loans of $772.9 million, total deposits of $814.4 million, and total stockholders' equity of $93.9 million. At December 31, 2001, Peoples Bank held trust assets with an approximate market value of $539 million. For the year ended December 31, 2001, Peoples' return on average assets was 1.06% and return on average stockholders' equity was 13.60%.

Peoples provides an array of financial products and services to its customers through Peoples Bank, including checking accounts; NOW accounts; money market deposit accounts; savings accounts; time certificates of deposit; commercial, installment, and real estate mortgage loans (commercial and residential); credit and debit cards; lease financing; corporate and personal trust services; and safe deposit rental facilities. Peoples also sells travelers checks, money orders and cashier's checks. Services are provided through ordinary walk-in offices, automated teller machines ("ATMs"), automobile drive-in facilities ("Motor Banks"), banking by phone, and Internet-based banking. Peoples Insurance Agency, Inc. ("Peoples Insurance") offers a complete line of life and health and property and casualty products. In addition, Peoples offers a full line of investment products through an unaffiliated registered broker-dealer.

At December 31, 2001, Peoples had 403 full-time equivalent employees. Peoples' principal executive office is located at 138 Putnam Street, Marietta, Ohio 45750, and its telephone number is (740) 373-3155. Peoples' common stock is traded through the NASDAQ National Market System under the symbol PEBO and its web site is www.peoplesbancorp.com.

In the past five years, Peoples has experienced significant growth in assets and increased its capital position, primarily through bank acquisitions as well as purchases of full-service banking centers and associated assets and liabilities. For the five-year period ended December 31, 2001, Peoples' assets grew at a 12.0% compound annual growth rate, while stockholders' equity grew at a compound annual growth rate of 4.5%. Peoples has also had a history of consistent earnings growth, as earnings per share grew at a compound rate of 9.1% for the five-year period ended December 31, 2001. Over that same period, Peoples' annual return on average assets and stockholders' equity averaged 1.16% and 13.79%, respectively.

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

Recent Acquisitions and Additions
---------------------------------
On January 2, 2001, Peoples Bank opened a full-service office at 3411 Emerson Avenue in Parkersburg, West Virginia. The office offers ATM access as well as an Internet Cafe, an "Investment Resource Center" complete with a large screen television, financial magazines and newspapers, and a "Home Resource Center" that provides opportunities for clients to retrieve information from the Internet and other reference materials regarding buying or renting homes. These areas contain sales areas where associates can assist clients with all their financial needs.

Effective at the close of business on February 23, 2001, Peoples acquired The Lower Salem Commercial Bank in Washington County, Ohio, for a total consideration of $2.4 million ($0.9 million in cash and $1.5 million in common stock). The Lower Salem Commercial Bank is now a full-service sales office of Peoples Bank.

On January 4, 2002, Peoples announced it had signed a stock purchase agreement with the shareholders of First Colony Bancshares, Inc. ("First Colony") to acquire all of the outstanding common stock of First Colony, the holding company of The Guernsey Bank, Federal Savings Bank based in Cambridge, Ohio. Under the terms of the agreement, Peoples has agreed to pay approximately $18 million total cash consideration and assume approximately $2 million of First Colony debt to acquire full-service office locations in Cambridge (two offices), Byesville, Quaker City in Ohio's Guernsey County and Flushing in Ohio's Belmont County, involving assets of approximately $110 million and deposits of approximately $100 million. Peoples will not acquire the Worthington, Ohio, operations, or its related loans and deposits, and will operate the Guernsey and Belmont County offices as full-service sales office of Peoples Bank. This transaction is subject to regulatory approval and is expected to be completed in the second quarter of 2002.

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

Peoples Bank originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (including loans to individuals, credit card loans, and indirect loans). In general, Peoples Bank retains most of its originated loans and, therefore, secondary market activity has been minimal. Loans are spread over a broad range of industrial classifications. Management believes it has no significant concentrations of loans to borrowers engaged in the same or similar industries and no loans to foreign entities. The lending market areas served are primarily concentrated in southeastern Ohio and neighboring areas of Kentucky and West Virginia. In addition, loan production offices in central Ohio provide opportunities to serve customers in that economic region.

Legal Lending Limit
-------------------
At December 31, 2001, Peoples Bank had not extended credit to any one borrower in excess of its legal lending limit of approximately $16.1 million at the time the loan was closed.

Commercial Loans
----------------
At December 31, 2001, Peoples Bank had approximately $343.8 million in commercial loans (including commercial, financial and agricultural loans) outstanding, representing approximately 44.5% of the total aggregate loan portfolio.

LENDING PRACTICES. Commercial lending entails significant additional risks as compared with consumer lending (i.e., single-family residential mortgage lending, installment lending, credit card loans and indirect lending). In addition, the payment experience on commercial loans typically depends on adequate cash flow of a business and thus may be subject, to a greater extent, to adverse conditions in the general economy or in a specific industry. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of repayment and the risk involved. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. Additionally, collateral is reviewed to determine its value in relation to the loan.

The Peoples Bank Board of Directors is required to approve loans in excess of $3.0 million secured by real estate and loans in excess of $1.5 million secured by all other assets; however, approval of the Board of Directors is required for all loans, regardless of amount, to borrowers whose aggregate debt to Peoples, including the principal amount of the proposed loan, exceeds $4.0 million.

Peoples Bank periodically evaluates all new commercial loans greater than $250,000 and, on an annual basis, all loans greater than $500,000. If deterioration has occurred, Peoples takes effective and prompt action designed to assure repayment of the loan. Upon detection of the reduced ability of a borrower to meet cash flow obligations, the loan is considered an impaired loan and reviewed for possible downgrading or placement on non-accrual status.

Consumer Loans
--------------
At December 31, 2001, Peoples Bank had outstanding consumer loans (including indirect loans and credit cards) in an aggregate amount of approximately $118.6 million, or approximately 15.3% of the aggregate total loan portfolio.

LENDING PRACTICES. Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower's continued financial stability, and thus are more likely to be adversely affected by employment loss, personal bankruptcy, or adverse economic conditions. Credit approval for consumer loans requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of Peoples Bank to review its consumer loan portfolio monthly and to charge off loans that do not meet its standards, and to adhere strictly to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring performance in this area and for advising and updating loan personnel.

Peoples Bank makes credit life insurance and health and accident insurance available to all qualified buyers, thus reducing risk of loss when a borrower's income is terminated or interrupted. Peoples Bank also offers its customers credit card access through its consumer lending department.

Real Estate Loans
-----------------
At December 31, 2001, Peoples Bank had approximately $310.5 million of real estate loans outstanding (including home equity and construction loans), representing 40.2% of total loans outstanding. Home equity lines of credit and construction mortgages totaled $27.3 million and $14.5 million, respectively.

LENDING PRACTICES. Peoples Bank requires residential real estate loan amounts to be no more than 90% of the purchase price or the appraisal value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 90%. On occasion, Peoples Bank may lend up to 100% of the appraised value of the real estate. The risk conditions of these loans are considered during underwriting for the purposes of establishing an interest rate compatible with the risks inherent in mortgage lending and based on the equity of the home. Loans made in this lending category are generally one to five year adjustable rate, fully amortized mortgages. Peoples Bank also generates fixed rate real estate loans and generally retains these loans. All real estate loans are secured by first mortgages with evidence of title in favor of Peoples Bank in the form of an attorney's opinion of the title or a title insurance policy. Peoples also requires proof of hazard insurance, with Peoples Bank named as the mortgagee and as the loss payee. Licensed appraisals are required in the case of loans in excess of $250,000.

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

Competition
-----------
Peoples Bank experiences significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms and pension funds. The primary factors in competing for loans are interest rate and overall lending services. Competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions as well as from insurance companies and brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience of office location and overall financial condition. Peoples believes that its size provides flexibility, which enables the company to offer an array of banking products and services. Peoples' financial condition also contributes to a favorable competitive position in the markets it serves.

Peoples primarily focuses on non-major metropolitan markets in which to provide products and services. Management believes Peoples has developed a niche and a certain level of expertise in serving these communities. Peoples historically has operated under a "needs-based" selling approach that management believes has proven successful in serving the financial needs of many customers. Management anticipates in future periods, Peoples will continue to increase its investment in sales training and education to assist in the development of Peoples' associates and their identification of customer service opportunities.

It is not Peoples' strategy to compete solely on the basis of price. Management believes a focus on customer relationships and incentives that promote customers continued use of Peoples' financial products and services will lead to enhanced revenue opportunities. Management believes the integration of traditional financial products with non-traditional financial products, such as insurance and investment products, will lead to enhanced revenues through complementary product offerings that satisfy customer demands for high quality, "one-stop shopping."

Supervision and Regulation
--------------------------
The following is a summary of certain statutes and regulations affecting Peoples and its subsidiaries and is qualified in its entirety by reference to such statutes and regulations:

General
-------
BANK HOLDING COMPANY. Peoples is a bank holding company under the Bank Holding Company Act of 1956, which restricts the activities of Peoples and the acquisition by Peoples of voting stock or assets of any bank, savings association or other company. Peoples is also subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. Peoples' subsidiary bank, Peoples Bank, is subject to restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to Peoples or its subsidiaries, investments in the stock or other securities thereof, and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of Peoples and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to Peoples and other subsidiaries. Peoples is prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board. Peoples and Peoples Bank are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by Peoples or its subsidiaries.

Under the Gramm-Leach-Bliley Act (better known as "GLB", or the Financial Services Modernization Act of 1999), which became effective March 11, 2000, bank holding companies are permitted to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. Also effective March 11, 2000, no regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. While qualified to become a financial holding company, Peoples remains a bank holding company.

BANKING SUBSIDIARIES. Peoples Bank is a national banking association chartered under the National Bank Act and is regulated by the Office of the Comptroller of the Currency. Peoples Bank provides Federal Deposit Insurance Corporation ("FDIC") insurance on its deposits and is a member of the Federal Home Loan Bank of Cincinnati. As a national bank, Peoples Bank may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating, which it does.

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

Federal Home Loan Bank
----------------------
The Federal Home Loan Banks ("FHLBs") provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, Peoples Bank must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1% of the aggregate outstanding principal amount of its respective residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB.

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

Monetary Policy and Economic Conditions
---------------------------------------
The business of financial institutions is affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies, including the Federal Reserve Board. The Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings, and changes in the reserve requirements against depository institutions' deposits. These policies and regulations significantly affect the overall growth and distribution of loans, investments and deposits, as well as interest rates charged on loans and paid on deposits.

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

Effect of Environmental Regulation
----------------------------------
Peoples' primary exposure to environmental risk is through Peoples Bank's lending activities. When management believes environmental risk potentially exists, Peoples mitigates its environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.

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

Statistical Financial Information Regarding Peoples
---------------------------------------------------
The following listing of statistical financial information provides comparative data for Peoples over the past three and five years, as appropriate. These tables should be read in conjunction with Item 7 of this Form 10-K ("Management's Discussion and Analysis of Financial Condition and Results of Operation") and the Consolidated Financial Statements of Peoples and its subsidiaries found at pages 30 through 50 of this Form 10-K.


Loan Portfolio Analysis:

(Dollars in Thousands)
Year-end balances:                                         2001        2000        1999        1998        1997
   Commercial, financial and agricultural             $  343,800  $  310,558  $  272,219  $  212,530 $   159,035
   Real estate, mortgage                                 295,944     283,323     252,427     233,550     228,689
   Real estate, construction                              14,530      20,267      14,067      10,307      19,513
   Consumer                                              111,912     115,913     114,412     104,718     107,158
   Credit card                                             6,670       6,904       6,708       6,812       7,175
-----------------------------------------------------------------------------------------------------------------
         Total                                        $  772,856  $  736,965  $  659,833  $  567,917 $   521,570
=================================================================================================================
Average total loans                                      753,777     698,144     603,922     532,711     468,229
Average allowance for loan losses                        (12,164)    (10,979)    (10,121)     (9,134)     (7,521)
-----------------------------------------------------------------------------------------------------------------
   Average loans, net of allowance                    $  741,613  $  687,165  $  593,801  $  523,577 $   460,708
=================================================================================================================
Allowance for loan losses, January 1                  $   10,930  $   10,264  $    9,509  $    8,356 $     6,873
Allowance for loan losses acquired                           967           -           -           -         290
Loans charged off:
   Commercial, financial and agricultural                  1,048         780         306         101         354
   Real estate                                               154          74          77          46          42
   Consumer                                                1,188       1,018         932       1,220       1,258
   Credit card                                               248         189         203         278         263
-----------------------------------------------------------------------------------------------------------------
         Total                                             2,638       2,061       1,518       1,645       1,917
-----------------------------------------------------------------------------------------------------------------
Recoveries:
   Commercial, financial and agricultural                    124          78          44          55         124
   Real estate                                                 5           2          23          13           6
   Consumer                                                  286         303         304         378         374
   Credit card                                                24          22          24          27          17
-----------------------------------------------------------------------------------------------------------------
         Total                                               439         405         395         473         521
-----------------------------------------------------------------------------------------------------------------
Net chargeoffs:
   Commercial, financial and agricultural                    924         702         262          46         230
   Real estate                                               149          72          54          33          36
   Consumer                                                  902         715         628         842         884
   Credit card                                               224         167         179         251         246
-----------------------------------------------------------------------------------------------------------------
         Total                                             2,199       1,656       1,123       1,172       1,396
-----------------------------------------------------------------------------------------------------------------
Provision for loan losses, December 31                     2,659       2,322       1,878       2,325       2,589
-----------------------------------------------------------------------------------------------------------------
Allowance for loan losses, December 31                $   12,357  $   10,930  $   10,264  $    9,509 $     8,356
=================================================================================================================

Allocation of allowance for loan losses at December 31:     2001        2000        1999        1998        1997
   Commercial                                         $    7,950  $    5,992  $    5,164  $    3,757 $     3,147
   Real estate                                             1,602       1,112       1,557       1,453       1,478
   Consumer                                                2,447       2,701       2,161       2,556       2,255
   Credit card                                               358         432         434         628         395
   General risk                                                -         693         948       1,115       1,081
-----------------------------------------------------------------------------------------------------------------
         Total                                        $   12,357  $   10,930  $   10,264  $    9,509 $     8,356
=================================================================================================================
Percent of loans to total loans at December 31:
   Commercial                                               44.5%       42.1%       41.3%       37.4%       30.5%
   Real estate, mortgage                                    38.3        38.4        38.3        41.1        43.8
   Real estate, construction                                 1.9         2.8         2.1         1.9         3.8
   Consumer                                                 14.5        15.8        17.3        18.4        20.5
   Credit card                                               0.8         0.9         1.0         1.2         1.4
-----------------------------------------------------------------------------------------------------------------
              Total                                        100.0%      100.0%      100.0%      100.0%      100.0%
=================================================================================================================
Ratio of net chargeoffs to average total loans:
   Commercial                                               0.12%       0.10%       0.04%       0.01%       0.05%
   Real estate                                              0.02        0.01        0.01        0.01        0.01
   Consumer                                                 0.12        0.10        0.11        0.16        0.19
   Credit card                                              0.03        0.02        0.03        0.04        0.05
-----------------------------------------------------------------------------------------------------------------
         Total                                              0.29%       0.23%       0.19%       0.22%       0.30%
=================================================================================================================
Nonperforming assets:
   Loans 90+ days past due                                   686         344         249         495         462
   Renegotiated loans                                        425         518         747         392          --
   Nonaccrual loans                                        4,380       4,280       1,109         687       1,220
-----------------------------------------------------------------------------------------------------------------
         Total nonperforming loans                         5,491       5,142       2,105       1,574       1,682
   Other real estate owned                                   181          86         207         396          19
-----------------------------------------------------------------------------------------------------------------
         Total nonperforming assets                        5,672       5,228       2,312       1,970       1,701
=================================================================================================================
Nonperforming loans as a percent of total loans             0.71%       0.70%       0.32%       0.28%       0.32%
=================================================================================================================
Nonperforming assets as a percent of total assets           0.48%       0.46%       0.21%       0.22%       0.22%
=================================================================================================================

Nonperforming loans are comprised of loans 90 days or more past due, renegotiated loans and nonaccrual loans.

Nonperforming assets are comprised of nonperforming loans and other real estate owned.

Interest income on nonaccrual and renegotiated loans that would have been recorded under the original terms of the loans for 2001, 2000 and 1999 was $328 ($9 was actually recorded), $204 ($32 was actually recorded) and $102
($66 was actually recorded), respectively.



Loan Maturities at December 31, 2001:
                                             Due in
(Dollars in Thousands)        Due in        One Year       Due
                             One Year       Through       After
Loan Type                    Or Less       Five Years   Five Years      Total
Commercial loans:
     Fixed              $   28,265      $   47,110     $   14,329     $   89,704
     Variable               74,671          62,297        117,128        254,096
--------------------------------------------------------------------------------
                           102,936         109,407        131,457        343,800
================================================================================
Real estate loans:
     Fixed                  13,659          44,744         59,716        118,119
     Variable               59,245          68,538         64,572        192,355
--------------------------------------------------------------------------------
                            72,904         113,282        124,288        310,474
================================================================================
Consumer loans:
     Fixed                  46,263          62,167          1,424        109,854
     Variable                7,832             663            233          8,728
--------------------------------------------------------------------------------
                            54,095          62,830          1,657        118,582
--------------------------------------------------------------------------------
         Total          $  229,935      $  285,519     $  257,402     $  772,856
================================================================================


Average Balances and Analysis of Net Interest Income:

 (Dollars in Thousands)                 2001                              2000                            1999
                          Average      Income/  Yield/      Average      Income/  Yield/      Average    Income/   Yield/
                          Balance      Expense   Rate       Balance      Expense   Rate       Balance    Expense    Rate
                       -----------------------------------------------------------------------------------------------------
 Securities (1):
 Taxable               $    279,546  $   18,526   6.63%   $   290,728  $   20,031   6.89%   $  258,924 $   16,600    6.41%
 Nontaxable (2)              39,461       2,800   7.09%        34,927       2,641   7.56%       43,805      3,287    7.50%
                       ------------- ----------- -------  ------------ ----------- -------  ----------- ---------- --------
      Total                 319,007      21,326   6.68%       325,655      22,672   6.96%      302,729     19,887    6.57%
                       ------------- ----------- -------  ------------ ----------- -------  ----------- ---------- --------
 Loans (3) (4):
 Commercial                 334,043      27,527   8.24%       299,313      27,591   9.22%      247,141     21,515    8.71%
 Real estate                296,908      24,713   8.32%       274,668      22,828   8.31%      242,899     20,052    8.26%
 Consumer                   122,826      12,994  10.58%       124,163      13,044  10.51%      113,635     11,766   10.35%
 Valuation reserve          (12,164)                          (10,979)                         (10,121)
                       ------------- ----------- -------  ------------ ----------- -------  ----------- ---------- --------
      Total                 741,613      65,234   8.80%       687,165      63,463   9.09%      593,554     53,333    8.83%
                       ------------- ----------- -------  ------------ ----------- -------  ----------- ---------- --------
 Short-term Investments:
 Interest-bearing deposits    2,472          91   3.69%           479          22   4.59%        3,390        143    4.22%
 Federal funds sold          13,499         544   4.03%           142           8   5.63%        5,074        244    4.81%
                       ------------- ----------- -------  ------------ ----------- -------  ----------- ---------- --------
      Total                  15,971         635   3.98%           621          30   4.83%        8,464        387    4.57%
                       ------------- ----------- -------  ------------ ----------- -------  ----------- ---------- --------
      Total earning
             assets       1,076,591      87,195   8.10%     1,013,441      86,165   8.50%      904,747     73,607    8.14%
 Other assets                86,283                            77,103                           80,496
                       -------------                      ------------                      -----------
      Total assets     $  1,162,874                       $ 1,090,544                       $  985,243
                       =============                      ============                      ===========
 Deposits:
 Savings               $     77,543  $    1,432   1.85%   $    83,246  $    1,964   2.36%   $   95,606 $    2,290    2.40%
 Interest-bearing
 demand                     275,331       8,768   3.18%       234,311      10,193   4.35%      213,342      7,560    3.54%
 Time                       370,704      21,881   5.90%       341,020      19,102   5.60%      321,460     16,106    5.01%
                       ------------- ----------- -------  ------------ ----------- -------  ----------- ---------- --------
      Total                 723,578      32,081   4.43%       658,577      31,259   4.75%      630,408     25,956    4.12%
                       ------------- ----------- -------  ------------ ----------- -------  ----------- ---------- --------
 Borrowed Funds:
 Short-term                  71,504       3,241   4.53%        99,324       6,162   6.20%       54,394      2,655    4.88%
 Long-term                  151,804       7,652   5.04%       144,018       7,418   5.15%      114,388      5,647    4.94%
                       ------------- ----------- -------  ------------ ----------- -------  ----------- ---------- --------
      Total                 223,308      10,893   4.88%       243,342      13,580   5.58%      168,782      8,302    4.92%
                       ------------- ----------- -------  ------------ ----------- -------  ----------- ---------- --------
 Total interest-bearing
      liabilities           946,886      42,974   4.54%       901,919      44,839   4.97%      799,190     34,258    4.29%
                       ------------- ----------- -------  ------------ ----------- -------  ----------- ---------- --------
 Non-interest bearing
      demand deposits        87,503                            81,205                           78,799
 Other liabilities           37,796                            32,829                           26,474
                       -------------                      ------------                      -----------
      Total liabilities
      Stockholders'       1,072,185                         1,015,953                          904,463
      equity                 90,689                            74,591                           80,780
                       -------------                      ------------                      -----------
     Total liabilities
     and stockholders'
     equity             $  1,162,874                       $ 1,090,544                       $  985,243
                       =============                      ============                      ===========
 Interest rate spread                $   44,221   3.56%                $   41,326   3.53%              $   39,349    3.85%
                                     =========== -------               =========== -------             =========== --------
 Interest income/earning assets                   8.10%                             8.50%                            8.14%
 Interest expense/earning assets                  3.99%                             4.42%                            3.79%
                                                --------                          --------                         --------
 Net yield on earning assets
 (net interest margin)                            4.11%                             4.08%                            4.35%
                                                ========                          ========                         ========

(1)  Average balances of investment securities based on carrying value.
(2) Computed on a fully tax equivalent basis using a tax rate of 35%. Interest income was increased by $1,087; $1,036 and $1,261 for 2001; 2000 and 1999,
     respectively, for the impact of the tax equivalent adjustment.
(3) Nonaccrual and impaired loans are included in the average balances listed. Related interest income on nonaccrual loans prior to the loan being put on nonaccrual is included in loan interest income.
(4) Loan fees included in interest income for 2001, 2000 and 1999 were $706, $708 and $650, respectively.


Rate Volume Analysis:
(Dollars in Thousands)
                                         Change from 2000 to 2001 (1)                   Change from 1999 to 2000 (1)
Increase (decrease) in:                Volume         Rate          Total             Volume         Rate          Total
---------------------------------------------------------------------------------------------------------------------------
Investment income: (2)
  Taxable                          $       (756)  $      (749)  $    (1,505)       $     2,134  $      1,297  $      3,431
  Nontaxable                                328          (169)          159               (671)           25          (646)
---------------------------------------------------------------------------------------------------------------------------
       Total                               (428)         (918)       (1,346)             1,463         1,322         2,785
---------------------------------------------------------------------------------------------------------------------------
Loan Income:
  Commercial                              3,024        (3,088)          (64)             4,751         1,325         6,076
  Real estate                             1,851            34         1,885              2,640           136         2,776
  Consumer                                 (141)           91           (50)             1,104           174         1,278
---------------------------------------------------------------------------------------------------------------------------
       Total                              4,734        (2,963)        1,771              8,495         1,635        10,130
---------------------------------------------------------------------------------------------------------------------------
Short-term investments                      613            (8)          605               (408)           51          (357)
---------------------------------------------------------------------------------------------------------------------------
       Total interest income              4,919        (3,889)        1,030              9,550         3,008        12,558
===========================================================================================================================
Interest expense:
  Savings deposits                         (127)         (405)         (532)              (292)          (34)         (326)
  Interest-bearing demand
  deposits                                1,595        (3,020)       (1,425)               794         1,839         2,633
  Time deposits                           1,718         1,061         2,779              1,019         1,977         2,996
  Short-term borrowings                  (1,489)       (1,432)       (2,921)             2,641           866         3,507
  Long-term borrowings                      395          (161)          234              1,517           254         1,771
---------------------------------------------------------------------------------------------------------------------------
       Total interest expense             2,092        (3,957)       (1,865)             5,679         4,902        10,581
===========================================================================================================================
                                   $      2,827  $         68  $      2,895       $      3,871  $     (1,894)  $     1,977
===========================================================================================================================

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the dollar amounts of the change in each.
(2) Presented on a fully tax equivalent basis.


Maturities of Certificates of Deposit $100,000 or More:

(Dollars in Thousands)          2001         2000         1999          1998
Under 3 months           $    15,478  $    17,430  $    12,261  $     19,121
3 to 6 months                 25,279        6,871        8,275        14,335
6 to 12 months                 7,515       16,639       23,174         9,189
Over 12 months                28,270       24,209       11,872         9,262
----------------------------------------------------------------------------
         Total           $    76,542  $    65,149  $    55,582  $     51,907
============================================================================

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

Peoples Bank operates through 40 banking offices of which 11 are leased and the rest are owned. Rent expense on the leased properties totaled $277,000 in 2001. The following is the only property that has a lease expiring on or before June 2003:

Location                  Address                        Lease Expiration Date
------------------        ---------------------          ---------------------
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

Quarterly Market and Dividend Information

                                              PER SHARE
                             High Bid          Low Bid          Dividend
2001
Fourth Quarter             $     20.25      $     15.20      $       0.150
Third Quarter                    23.20            17.32              0.150
Second Quarter                   18.05            15.45              0.136
First Quarter                    18.46            13.86              0.127

---------------------------------------------------------------------------

2000
Fourth Quarter             $     13.86      $     10.91      $       0.127
Third Quarter                    13.86            11.82              0.127
Second Quarter                   16.36            11.82              0.127
First Quarter                    17.98            14.32              0.127

---------------------------------------------------------------------------

1999
Fourth Quarter             $     22.62      $     16.32      $       0.116
Third Quarter                    24.79            22.11              0.116
Second Quarter                   23.14            16.62              0.116
First Quarter                    19.35            16.62              0.105

---------------------------------------------------------------------------

Peoples' common shares are traded on The NASDAQ National Market under the symbol PEBO. Bid information has been obtained directly from The NASDAQ National Market.

Peoples plans to continue to pay quarterly cash dividends, subject to certain regulatory restrictions described in Note 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

The bid information and per share dividends have been retroactively adjusted for a 10% stock dividend issued on September 12, 2001.

Peoples had 1,320 stockholders of record at December 31, 2001.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------
The information below has been derived from Peoples' Consolidated Financial Statements.


(Dollars in Thousands, except Ratios, Share and Per Share Data)


                                                        2001             2000            1999           1998           1997
Operating Data For the year ended:
Total interest income                               $     86,107    $     85,129    $     72,346    $   63,645    $    53,836
Total interest expense                                    42,974          44,839          34,258        30,497         25,216
Net interest income                                       43,133          40,290          38,088        33,148         28,620
Provision for loan losses                                  2,659           2,322           1,878         2,325          2,589
Gains (losses) on securities transactions                     29              10            (104)          418            (28)
Other income exclusive of securities transactions         10,621           8,900           7,478         6,806          5,955
Intangible asset amortization                              2,347           2,284           2,639         2,093          1,138
Other expense                                             31,065          28,760          25,403        21,169         18,116
Net income                                          $     12,335    $     11,126    $     10,718    $   10,045    $     8,605

--------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data
At year end:
Total assets                                           1,193,966    $  1,135,834    $  1,075,450    $  880,284    $   758,158
Total intangible assets                                   17,010          17,848          20,154        22,117         12,796
Investment securities                                    330,364         330,521         328,306       235,569        174,291
Net loans                                                760,499         726,035         649,569       558,408        513,214
Total deposits                                           814,368         757,621         728,207       714,168        611,107
Long-term borrowings                                     192,448         138,511         150,338        40,664         28,577
Stockholders' equity                                      93,854          83,194          72,874        86,014         78,818
Tangible assets (1)                                    1,176,956       1,117,986       1,055,296       858,167        745,362
Tangible equity (2)                                       76,844    $     65,346    $     52,720    $   63,897    $    66,022

--------------------------------------------------------------------------------------------------------------------------------

Significant Ratios
Cash earnings to: (3)(4)
     Average tangible assets                                1.22 %          1.19 %          1.30 %        1.41 %         1.42 %
     Average tangible equity                               19.21           22.90           20.96         17.82          18.00
Net income to:
     Average total assets                                   1.06            1.02            1.09          1.20           1.29
     Average stockholders' equity                          13.60           14.92           13.27         12.21          14.33
Average stockholders' equity
     to average total assets                                 7.8             6.8             8.2           9.9            9.0
Average loans to average deposits                           92.9            94.4            85.1          80.9           85.5
Risk-based capital ratio                                   14.21           14.21           14.30         11.95          14.34
Dividend payout ratio                                       33.1 %          33.1 %          31.8 %        30.4 %         30.5 %

--------------------------------------------------------------------------------------------------------------------------------

Per Share Data
Cash earnings: (3)
     Basic                                                  1.95    $       1.77    $       1.66    $     1.50    $      1.35
     Diluted                                                1.92            1.75            1.63          1.45           1.31
Net income:
     Basic                                                  1.72            1.55            1.42          1.31           1.24
     Diluted                                                1.70            1.53            1.39          1.27           1.20
Cash dividends paid                                         0.56            0.51            0.45          0.40           0.37
Book value at end of period                                13.20    $      11.65    $      10.05    $    11.26    $     10.30
Weighted average shares outstanding:
     Basic                                             7,166,264       7,176,189       7,530,678     7,673,588      6,934,160
     Diluted                                           7,275,994       7,260,176       7,726,313     7,905,278      7,152,625

--------------------------------------------------------------------------------------------------------------------------------

(1) Total assets less goodwill and other intangible assets.
(2) Total stockholders' equity less goodwill and other intangible assets.
(3) Excludes after-tax impact of amortization of goodwill and other intangible assets.
(4) Defined as cash earnings as a percentage of average total assets or average stockholders' equity minus average goodwill and other intangible assets.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION.
------------------------------------------------------------------------

Introduction
------------
The following discussion and analysis of the Consolidated Financial Statements of Peoples is presented to provide insight into management's assessment of the financial results. Peoples' subsidiaries are Peoples Bank, National Association ("Peoples Bank"), Peoples Investment Company and PEBO Capital Trust I. Peoples Bank also operates Peoples Insurance Agency, Inc. ("Peoples Insurance"), which offers a full range of life, property, and casualty insurance products to customers in Peoples' markets, and Peoples Loan Services, Inc. ("PLS"), which invests in certain loans originated in Peoples' markets. Peoples Investment Company also owns Peoples Capital Corporation.

Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency. Peoples Bank offers complete financial products and services through 40 financial service locations and 26 ATMs in Ohio, West Virginia, and Kentucky. Peoples Bank's e-banking service, Peoples OnLine Connection, can be found on the Internet at www.peoplesbancorp.com. Peoples Bank provides an array of financial products and services to customers that include traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. Peoples Insurance offers investment and insurance products. Peoples provides services through ordinary walk-in offices and automobile drive-in facilities, automated teller machines, banking by phone, and the Internet.

Peoples Bank also makes available other financial services through Peoples Investment Services, which provides customer-tailored solutions for fiduciary needs, investment alternatives, financial planning, retirement plans, and other asset management needs. Brokerage services are offered exclusively through Raymond James Financial Services, member NASD/SIPC and an independent broker/dealer, located at Peoples Bank offices.

Peoples Investment Company and Peoples Capital Corporation were formed in late 2001 to allow management to better deploy investable funds and provide new opportunities to make investments, including, but not limited to, low-income housing tax credit funds, that are either limited or restricted at the bank level.

This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and footnotes and the ratios and statistics contained elsewhere in the Form 10-K.

References will be found in this Form 10-K to the following transactions that have impacted or will impact Peoples' results of operations:

       On November 9, 2001, Peoples announced approval to repurchase 175,000 (or approximately 2.5% of Peoples' outstanding common shares) from time to time in open market or privately negotiated transactions (the "2002 Stock Repurchase Program"). Management may chose to purchase shares, based on timing and prices it deems appropriate through the expiration of the 2002 Stock Repurchase Program on December 31, 2002.

       On January 4, 2002, Peoples announced it had signed a stock purchase agreement with the shareholders of First Colony Bancshares, Inc. ("First Colony") to acquire all of the outstanding common stock of First Colony, the holding company of The Guernsey Bank, Federal Savings Bank based in Cambridge, Ohio. Under the terms of the agreement, Peoples has agreed to pay approximately $18 million total cash consideration and assume approximately $2 million of First Colony debt to acquire full-service office locations in Cambridge (two offices), Byesville, Quaker City in Ohio's Guernsey County and Flushing in Ohio's Belmont County, involving assets of approximately $110 million and deposits of approximately $100 million. Peoples will not acquire the Worthington, Ohio, operations, or its related loans and deposits, and will operate the Guernsey and Belmont County offices as full-service sales offices of Peoples Bank. This transaction is subject to regulatory approval and is expected to be completed in the second quarter of 2002.

The impact of these transactions, where significant, is discussed in the applicable sections of this Management's Discussion and Analysis.

Overview of the Income Statement
--------------------------------
In 2001, Peoples net income totaled $12,335,000, up $1,209,000 (or 10.9%)
compared to $11,126,000 last year. Diluted earnings per share improved to $1.70 in 2001 from $1.53 for the prior year, an increase of $0.17 (or 11.1%). Peoples' enhanced earnings were the result of net interest income growth and higher non-interest income. Return on average equity was 13.60% in 2001 versus 14.92% in 2000 while return on average assets was 1.06% and 1.02% for the same periods, respectively. The decline in return on equity can be attributed to the increase in the market value of available-for-sale securities.

On a cash basis, earnings per diluted share were $1.92 in 2001, up $0.17 (or 9.7%) compared to the same period in 2000. Cash basis earnings exclude the after-tax impact of intangible amortization expense. Cash basis return on tangible equity and return on tangible assets was 19.21% and 1.22%, respectively, in 2001 versus 22.90% and 1.19% last year. Return on tangible equity is defined as cash earnings as a percentage of average total stockholders' equity minus goodwill and core deposit intangibles. Return on tangible assets is defined as cash earnings as a percentage of average total assets minus goodwill and core deposit intangibles. In 2001, Peoples had amortization expense of $2,347,000 relating to intangible assets acquired under purchase accounting rules for acquisitions in comparison to $2,284,000 in the prior year.

Net interest income increased $2,843,000 (or 7.1%) to $43,133,000 in 2001, due primarily to a reduction in funding costs. Peoples' provision for loan losses totaled $2,659,000 for the year ended December 31, 2001, compared to $2,322,000 for the same period last year, up $337,000 (or 14.5%). Non-interest income (excluding all non-operating gains and losses) grew by $1,719,000 (or 19.1%) to $10,728,000 in 2001 compared to 2000's total of $9,009,000. Key contributors to Peoples' non-interest revenue growth were enhanced electronic banking income and deposit account service charges, as well as revenues from Peoples' mid-2001 investment in business owned life insurance ("BOLI"). Non-interest income was also positively impacted by non-recurring income related to stock received in a demutualization recorded in the fourth quarter of 2001. Peoples' non-interest expense totaled $33,412,000 in 2001, up $2,368,000 (or 7.6%) compared to the prior year, primarily the result of increased salaries and benefits expense.

Interest Income and Expense
---------------------------
Peoples derives a majority of its interest income from loans and investment securities and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue. Management periodically adjusts the mix of assets and liabilities in an attempt to control and improve net interest income; however, factors that influence market interest rates, such as interest rate changes by the Federal Reserve and Peoples' competitors, may have a greater impact on net interest income than those adjustments made by management. Consequently, a volatile rate environment can make it difficult to manage net interest margin and income, let alone predict future changes.

Peoples' net interest income totaled $43,133,000 in 2001 compared to $40,290,000 in the prior year, an increase of $2,843,000 (or 7.1%). In 2001, total interest income grew $978,000 (or 1.1%) to $86,107,000 while interest expense of $42,974,000, was down $1,865,000 (or 4.2%). The improvement in net interest income is due to both a better mix of funding sources and the aggregate decrease in costs of funds resulting from the Federal Reserve's aggressive lowering of key interest rates throughout 2001.

Peoples derives a portion of its interest income from states and political subdivisions, which is exempt from taxation. As a result, management believes it is more meaningful to analyze net interest income on a fully-tax equivalent ("FTE") basis. In 2001, FTE net interest income was $44,221,000, up $2,895,000 (or 7.0%) from $41,326,000 in 2000. The FTE yield on Peoples' earning assets was 8.10% for the year ended December 31, 2001, versus 8.50% for the same period last year, while the cost of interest-bearing liabilities was 4.54% and 4.97% for the same periods, respectively. Earning assets averaged $1.08 billion in 2001, up $63.2 million (or 6.2%) compared to the prior year, with the majority of the increase attributable to loan growth. Peoples' average interest-bearing liabilities increased $45.0 million (or 5.0%) in 2001 to $946.9 million, as volume increases in deposits were partially offset by a reduction in the volume of borrowed funds.

Net interest margin (calculated by dividing FTE net interest income by average interest-earning assets) serves as an important measurement of the net revenue stream generated by the mix and pricing of Peoples' earning assets and interest-bearing liabilities. Throughout 2001, Peoples' net interest margin improved, reaching 4.30% in the fourth quarter and 4.11% for the year compared to 3.91% and 4.08%, respectively, for the same periods in 2000. The Federal Reserve's 475 basis point reductions of key interest rates in 2001 were the significant drivers of improvement in net interest margin, which facilitated a lowering of Peoples' costs of funds; however, the magnitude of these reductions has intensified the pressure for lower loan rates in Peoples' markets, as many clients seek to refinance existing loans. Management believes the recent rate cuts will modestly enhance net interest income streams in early 2002, although, anticipated improvements could be offset in part by decreases in income from prime based commercial loan repricings and other loan refinancings.

Loans account for the largest portion of earning assets, averaging $753.8 million in 2001, with a FTE yield of 8.80%, compared to average loans of $698.1 million, with a FTE yield of 9.09%, in 2000. Investment securities decreased $6.7 million (or 2.1%) from 2000's average of $325.7 million to $319.0 in 2001. The FTE yield on investments decreased 28 basis points in 2001 to 6.68% from 6.96% a year ago. The yields on both loans and investment securities have been impacted by lower market interest rates.

Peoples' interest-bearing liabilities consist primarily of traditional deposits. Deposit costs declined 32 basis points to 4.43% from 4.75% last year. In 2001, Peoples lowered rates paid on interest bearing deposit accounts in response to the Federal Reserve's rate cuts, but changes in deposit mix due to volume increases in certificates of deposit during the first half of this year, as well as very competitive rates paid on those deposits throughout the entire year, tempered the overall drop in average deposit costs. In the first half of 2002, management anticipates deposit costs to remain near current levels as competitors' pricing of deposits and customer's alternative investment opportunities may limit Peoples' ability to further reduce funding costs from deposit products.

In addition to traditional deposits, Peoples utilizes a variety of borrowings, both short-term and long-term, as complementary funding sources. Total borrowed funds averaged $223.3 million in 2001, down $20.0 million (or 8.2%) from the prior year's average and the cost of Peoples' borrowed funds fell 70 basis points during the same period, due to the repayment of higher cost borrowings. Peoples' primary source of borrowed funds is short and long-term advances from the FHLB. The short-term FHLB advances are primarily LIBOR based advances while the long-term FHLB advances consist largely of 10-year borrowings with initial fixed rate periods. After the initial fixed rate period, the FHLB has the option to convert each advance to a LIBOR based, variable rate advance, but Peoples may repay the advance, without a penalty, if the FHLB exercises its option.

In 2001, Peoples' short-term FHLB borrowings averaged $33.2 million, at a cost of 4.94%, compared to $40.5 million and an average cost of 6.66% in 2000. Average long-term FHLB borrowings were up $8.1 million (or 5.7%) to $149.9 million in 2001 while the average cost dropped 8 basis points to 5.04%. In 2001, Peoples converted a portion of its short-term FHLB advances to long-term advances to secure lower rate, longer-term funding. Management will continue to use a variety of FHLB borrowings to fund asset growth, when deemed appropriate.

Peoples' cash management services (offered to a variety of business customers) also provide short-term funding, primarily in the form of overnight repurchase agreements. Overnight repurchase agreements (excluding balances of wholesale market term repurchase agreements) averaged $25.6 million, a decrease of $5.8 million (or 18.5%), from last year's average of $31.4 million. The average rate paid on overnight repurchase agreements was 3.51% in 2001, down 187 basis points from the prior year, due to decreases in the market index tied to these accounts. The decreased volume of repurchase agreements in 2001 is due largely to a withdrawal of a significant balance by a client who opted for an alternative investment product.

Peoples also periodically accesses national market repurchase agreements to diversify short-term funding sources. In 2001, wholesale market term repurchase agreements averaged $12.6 million at a rate of 5.21%, down from $27.5 million and an average rate of 6.47% in 2000. Peoples reduced the balance of these agreements throughout the year due to the availability and attractiveness of other funding sources and at December 31, 2001, had no wholesale market repurchase agreements outstanding. However, management has again accessed this funding source in the first quarter of 2002 to fund asset growth and may continue to access such funding in the future, as deemed appropriate.

While Peoples has benefited from the Federal Reserve's rate cuts in 2001, management has shifted its focus to securing longer-term funding as a means of reducing its liability sensitivity and anticipates the current demand to refinance loans to remain strong. The combination of these factors could apply downward pressure on net interest income and net interest margin in the first half of 2002. Although management continually works to mitigate the impact of these factors, Peoples' net interest margin and income remains difficult to predict, and to manage, in volatile interest rate environments.

Provision for Loan Losses
-------------------------
Peoples' provision for loan losses totaled $2,659,000 in 2001, compared to $2,322,000 a year ago. The increased provision is based upon management's ongoing evaluation of the adequacy for loan losses and factors affecting loan losses. Management believes the current provision is appropriate for the quality, inherent risk, and volume concentrations of Peoples' loan portfolio. While the overall quality of Peoples' loan portfolio remains strong, management anticipates that the provision for the first quarter of 2002 will increase marginally compared to recent quarters due in part to the Overdraft Privilege Program. Ultimately, the provision will increase or decrease each quarter based upon the results of Peoples' formal analysis of the allowance for loan losses. Further information can be found later in this discussion under "Allowance for Loan Losses."

Gains and/or Losses on Securities Transactions
----------------------------------------------
Gains on securities transactions, net of losses, totaled $29,000 compared to $10,000 in 2000. The net gains on securities transactions in both 2001 and 2000 resulted from normal portfolio activity.

Gains and/or Losses on Asset Disposals
--------------------------------------
Net gains on asset disposals totaled $24,000 for the year ended December 31, 2001, compared to net losses of $109,000 in the same period last year. The gains in 2001 were the result of asset disposals in conjunction with normal asset replacement, while net losses in 2000 resulted from Peoples' investment in a larger central processing unit in the second quarter of 2000. This investment has enhanced Peoples' processing capabilities and improved client service through more timely delivery of products and services.

Mark-to-Market Adjustment on Interest Rate Caps
-----------------------------------------------
On January 1, 2001, Peoples adopted Statement of Financial Accounting Standards Number 133 "Accounting for Derivative Instruments and Hedging Instruments" ("SFAS No. 133"), as required. As a result of this adoption, Peoples recognized the change in market value of certain interest rate contracts as an increase or decrease to income. In 2001, the net mark-to-market adjustment was $131,000, reducing net income by $85,000, or $0.01 per share. Management does not anticipate any additional adjustments related to Peoples' existing interest rate cap contracts.

Non-Interest Income
-------------------
Peoples generates non-interest income from four primary sources: deposit account service charges, fiduciary activities, investment and insurance commissions, and electronic banking. For the year ended December 31, 2001, non-interest income (excluding non-operating gains and losses) increased $1,719,000 (or 19.1%) to $10,728,000 compared to the same period last year. Increased electronic banking income and deposit account service charges, as well as Peoples' mid-2001 BOLI investment, were significant factors in improved non-interest revenue. Non-interest income was also positively impacted by non-recurring revenue of $877,000 recorded in the fourth quarter of 2001 related to stock Peoples received from the demutualization of Anthem Insurance Companies, Inc.

Fee income generated from deposits represents the largest component of Peoples' non-interest income. Deposit account service charge income totaled $3,608,000 in 2001 versus $3,243,000 a year ago, an increase of $365,000 (or 11.3%)
attributable to higher volumes of overdraft and non-sufficient fund fees. In late 2001, Peoples began offering Overdraft Privilege to qualified non-business clients, which increased deposit account services charges. Due in part to this program, overdraft fees were up 60% in the fourth quarter of 2001 compared to the same period in 2000. Management anticipates that the Overdraft Privilege program will produce significant revenue growth in 2002.

Electronic banking is one of Peoples' many delivery channels for providing products and services to its clients and includes ATM and debit card services, direct deposit services and Internet banking. Electronic banking revenues grew $202,000 (or 16.6%) in 2001 from 2000's total of $1,220,000, due to volume increases in debit card usage by clients and additional clients utilizing Peoples' e-banking services. Management will continue to explore and develop new e-banking capabilities that complement existing delivery channels, both traditional and non-traditional, and produce additional sources of revenue.

Peoples' other significant non-interest income sources, insurance and investment commissions and fiduciary revenues, totaled $1,504,000 and $2,508,000, respectively, in 2001 compared to $1,540,000 and $2,608,000, respectively, in 2000. In 2000, Peoples experienced significant brokerage and annuity sales that were not at the time expected to continue in 2001; however, Peoples' ability to maintain these revenue levels in 2001 was challenged more than expected as a result of the weak US stock market and general economic conditions. Management continues to pursue new ways to provide asset and risk management products to Peoples' clients and prospects and believes the associated revenues will be a significant source of future non-interest income growth.

Non-Interest Expense
--------------------

One of Peoples' goals in 2001 was to manage the growth of non-interest expense without sacrificing client service or slowing expansion into non-traditional products and services. In 2001, non-interest expense totaled $33,412,000, up $2,368,000 (or 7.6%) compared to the prior year. Increased salaries expense and benefit costs accounted for most of the expense growth in 2001.

Salaries and benefits continue to be Peoples' largest component of non-interest expense, which is inherent in a service-based industry such as financial services. Compared to 2000, salaries and benefits grew $2,087,000 (or 15.5%) to $15,590,000 for the year ended December 31, 2001. Rising medical costs and benefit expenses, as well as routine salary increases, wage adjustments necessary to retain and recruit key personnel, and the addition of associates, accounted for this increase. At year-end 2001, Peoples had 403 full-time equivalent associates compared to 388 at year-end 2000. Management will continue to leverage Peoples' resources, while retaining and recruiting key associates, to effectively optimize customer service.

Peoples also experienced modest increases in amortization of intangible assets, data processing and software costs, as well as higher levels of non-income based taxes. In 2001, Peoples had amortization expense related to intangible assets of $2,347,000, up $63,000 (or 2.8%) due primarily to an acquisition in the first quarter of 2001. Data processing and software costs totaled $1,107,000 compared to $1,033,000 last year, an increase of $74,000 (or 7.2%), as a result of a one-time software licensing fee paid in late 2001. Due to higher equity levels, non-income based taxes grew $140,000 (or 18.7%) to $888,000 in 2001. Peoples' other major areas of non-interest expense were at or below their levels of recent periods.

Management uses the non-interest income leverage ratio to measure efficiency and Peoples' performance. The ratio is defined as non-interest income as a percentage of operating expenses, excludes securities and asset disposal gains and losses and intangible asset amortization. In 2001, Peoples' non-interest income leverage ratio was 34.5% compared to 31.3% in 2000. Enhanced deposit account service charges, as well as the new revenue streams generated from Peoples' BOLI investment and income relating to the Anthem demutualization accounted for a majority of the improvement. Management continues to implement strategies aimed at producing additional non-interest income and improving Peoples' non-interest income leverage ratio.

Return on Equity
----------------
Peoples' return on equity ("ROE") was 13.60% in 2001 versus 14.92% in 2000. On a cash basis, tangible ROE was 19.21% for the year ended December 31, 2001, compared to 22.90% for the same period in 2000. Peoples' ROE has been negatively impacted in 2001 by the mark-to-market adjustment on Peoples' available-for-sale investment portfolio that resulted in an increase in equity. As market interest rates change, both the investment and equity sections of Peoples' balance sheet are sensitive to the corresponding change in the overall market value of the investment portfolio. Since ROE enhancement during the first half of 2002 will be limited due to current market conditions, management continues to focus on earnings per share ("EPS") as the most meaningful measurement of short-term performance.

Return on Assets
----------------
Return on assets ("ROA") in 2001 was 1.06%, up from 1.02% a year ago. Removing the impact of intangibles and related amortization expense, tangible ROA was 1.22% versus 1.19% in 2000.

In recent years, the primary focus of both the investment community and management has shifted to EPS enhancement and ROE while diminishing the emphasis on ROA as a key performance indicator. Despite the reduced emphasis, management continues to monitor ROA and considers it a measurement of Peoples' asset leverage. Management expects any enhancement to ROA in 2002 to be minimal.

Income Tax Expense
------------------
In 2001, Peoples continued to make tax advantaged investments, including investments in low-income housing tax credit funds and the purchase of BOLI. Peoples' effective tax rate was 30.4% in 2001 versus 29.7% last year. At December 31, 2001, Peoples' investment in tax credit funds and low-income housing approximated $6.5 million compared to $3.1 million at year-end 2000. These additional investments are expected to reduce Peoples' income tax expense in the future. Depending on economic and regulatory conditions, Peoples may make additional investments in various tax credit pools over the next several years that could impact Peoples' effective tax rate and overall tax burden.

Overview of Balance Sheet
-------------------------
Total assets were $1.19 billion at December 31, 2001, an increase of $58.1 million (or 5.1%) compared to year-end 2000. Gross loans increased $35.9 million (or 4.9%) to $772.9 million, with growth occurring in commercial and real estate loans. Peoples also purchased $20.0 million of BOLI in mid-2001 using accumulated funds from investment runoff and other sources, which accounts for most of the increase in other assets. The BOLI investment produces a tax-advantaged revenue stream that enhances Peoples' operating efficiency by offsetting rising employee benefit costs.

Liabilities totaled $1.07 billion at year-end 2001 compared to $1.02 billion a year ago, an increase of $47.4 million (or 4.6%). Peoples' total deposits grew $56.7 million (or 7.5%) from $757.6 million at December 31, 2000. Interest-bearing balances were up $45.2 million (or 6.7%) to $717.8 million at December 31, 2001 while non-interest bearing deposits increased $11.6 million (or 13.6%) to $96.5 million. During 2001, the amount of borrowed funds declined from $258.4 million at December 31, 2000, to $248.5 million at year-end 2001.

Stockholders' equity totaled $93.9 million at December 31, 2001, versus $83.2 million at December 31, 2000, an increase of $10.7 million (or 12.8%). The higher level of equity in 2001 is due in part to a positive change in market value of Peoples' available-for-sale investment securities. The remaining increase in equity was a result of increased earnings, net of dividends paid.

Cash and Cash Equivalents
-------------------------
Peoples' cash and cash equivalents are Federal funds sold, cash and balances due from banks, and interest bearing balances in other institutions. The amount of cash and cash equivalents fluctuates on a daily basis due to client activity and Peoples' liquidity needs. At year-end 2001, cash and cash equivalents totaled $32.8 million, up $4.4 million (or 15.4%) compared to December 31, 2000. This change is due largely to additional items in process of collection, which resulted in higher balances due from banks at year-end. At December 31, 2001, Peoples had Federal funds sold of $850,000 compared to no Federal funds sold at December 31, 2000, also contributing to the overall increase in cash and cash equivalents.

Management believes the current balance of cash and cash equivalents, along with the availability of other funding sources, should allow Peoples to meet cash obligations, special needs and off-balance sheet commitments as they come due. Management will actively manage the principal runoff from the investment and loan portfolios and reinvest those funds based on loan demand and investment opportunities, as appropriate, while monitoring the level of cash and cash equivalents to ensure funds are appropriately deployed while maintaining adequate liquidity.

Investment Securities
---------------------
At December 31, 2001, the amortized cost of Peoples' investment securities totaled $329.1 million, down from $335.1 million at year-end 2000, while the market value of the investment portfolio was virtually unchanged. In the first half of 2001, management redeployed a portion of principal runoff resulting in a decrease in amortized cost; however, this decline was partially offset by market value increases attributable to interest rate fluctuations. Management initiated a plan in late 2001 to return the investment portfolio to previous levels in anticipation of flat to modest loan growth in 2002.

The difference in amortized cost and market value at December 31, 2001, resulted in unrealized appreciation in the investment portfolio of $1.3 million and a corresponding increase in Peoples' equity of $0.8 million, net of deferred taxes. In comparison, the difference in amortized cost and market value at December 31, 2000, resulted in unrealized depreciation of $4.6 million and a decrease in equity of $3.0 million, net of deferred taxes.

Peoples' investment in mortgage-backed securities comprised a significant portion of Peoples' investment portfolio, with a total market value of $166.3 million, up $22.8 million (or 15.9%) from year-end 2000. Investments in US Treasury securities and obligations of US government agencies totaled $66.3 million at year-end compared to $106.0 million at December 31, 2000. Peoples' investment in obligations of state and political subdivisions and all other securities totaled $49.6 million and $48.2 million, respectively, increases of $11.1 million (or 28.7%) and $5.7 million (or 13.5%), respectively.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee ("ALCO") meetings. The ALCO also monitors net interest income, sets pricing guidelines, and manages Peoples' interest rate risk. Through active management of the balance sheet and investment portfolio, Peoples maintains sufficient liquidity to satisfy depositor demand, other company liquidity requirements and various credit needs of its customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable.

Loans
-----
Peoples Bank primarily focuses on lending opportunities in central and southeastern Ohio, northern West Virginia, and northeastern Kentucky markets, especially retail lending, which includes single-family residential mortgages and other consumer lending. At December 31, 2001, gross loans totaled $772.9 million, an increase of $35.9 million (or 4.9%) since year-end 2000. Most of the growth in 2001 occurred in commercial, financial and agricultural loans ("commercial loans"); however, loans acquired as part of an acquisition in the first quarter of 2001, which were primarily retail loans, also contributed to loan growth. Commercial loan growth occurred primarily in Peoples' existing markets and through loan participation relationships, while some lending activity involved selected customers outside Peoples' primary markets.

At December 31, 2001, commercial loans increased $33.2 million (or 10.7%) from year-end 2000's balance of $310.6 million, with a majority of the increase occurring in the fourth quarter of 2001. Commercial loans represent the largest portion of Peoples' total loan portfolio, comprising 44.5% of total loans at December 31, 2001, versus 42.1% at December 31, 2000. Future commercial lending activities will depend on economic and related conditions, such as general demand for loans in Peoples' primary markets and interest rates offered by Peoples. In addition to in-market opportunities, Peoples will continue to selectively lend to creditworthy customers outside its primary markets.

Real estate loans (including construction loans) grew $6.9 million (or 2.3%) compared to year-end 2000, with total balances of $310.5 million at December 31, 2001. Real estate loans comprise 40.2% of Peoples' total loan portfolio at year-end 2001 versus 41.2% a year ago. Included in real estate loans are home equity credit lines ("Equilines"), which totaled $27.3 million at the end of 2001 compared to $26.1 million at December 31, 2000. Management believes Equiline loans are a relationship product with an acceptable return on investment after risk considerations. Residential real estate loans continue to represent a major focus of Peoples' lending due to the lower risk factors associated with this type of loan, and the opportunity to provide additional products and services to these consumers, at reasonable risk-return ratios to Peoples.

Consumer lending continues to be a vital part of Peoples' core lending. Excluding credit card balances, consumer loans decreased $4.0 million (or 3.5%) to $111.9 million since year-end 2000. The indirect lending area represents the majority of Peoples' consumer loans, with balances of $66.2 million. Indirect loan balances have declined $5.0 million (or 7.0%) from $71.2 million at year-end 2000, a result of declining creditworthy indirect sales opportunities, normal runoff of indirect loans, and especially automobile manufacturers offering attractive financing options to car buyers in late 2001.

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

Peoples' credit card balances totaled $6.7 million at December 31, 2001, down $0.2 million (or 3.4%) since December 31, 2000. Management routinely evaluates new opportunities to serve credit card customers and grow the credit card balance. Management does not intend to subject Peoples to additional and/or unnecessary risk merely for such growth and considers Peoples' credit cards to be a complementary product offering for client relationships.

Loan Concentration
------------------
Peoples' largest concentration of commercial loans are credits to lodging and lodging related companies, which comprised approximately 12.8% of Peoples' outstanding commercial loans at December 31, 2001, compared to 10.6% at December 31, 2000. Loans to assisted living facilities and nursing homes also represent a significant portion of Peoples' commercial loans accounting for 11.9% of Peoples' outstanding commercial loans at year-end 2001 versus 11.6% at year-end 2000. These lending opportunities have arisen due to the growth of these industries in certain markets or contiguous areas, as well as sales associates' efforts to develop these key relationships. Management believes Peoples' loans to lodging and lodging related companies, as well as loans to assisted living facilities and nursing homes, do not pose abnormal risk when compared to risk assumed in other types of lending. Management is confident Peoples has sufficient knowledge of these industries to make sound underwriting decisions.

Allowance for Loan Losses
-------------------------
Management continually monitors the loan portfolio through its Loan Review Department and Loan Loss Committee to determine the adequacy of the allowance for loan losses. This formal analysis determines an appropriate level of the allowance for loan losses, and allocation of the allowance among loan types. The portion of the allowance allocated among the various loan types represents management's estimate of expected losses based upon specific allocations for individual lending relationships and historical loss experience for each category of loans. The individual loan reviews are based upon specific qualitative and quantitative criteria, including the size of the loan and loan grades below a predetermined level. The historical experience factors are based upon historical loss experience, trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets.

Allowances for homogeneous loans (such as residential mortgage loans, credit cards, personal loans, etc.) are collectively evaluated based upon historical loss experience, trends in losses and delinquencies, the growth of loans in particular markets, and known changes in economic conditions in each particular lending markets. A loan is considered impaired when, based on current information and events, it is probable that Peoples will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of potential impaired loan losses is generally based on the present value of expected future cash flows discounted at the loan's historical effective interest rate, or the fair value of the collateral if the loan is collateral dependent. If foreclosure is probable, impairment loss is measured based on the fair value of the collateral.

Peoples recorded a provision for loan losses of $2,659,000 in 2001, $2,322,000 in 2000 and $1,878,000 in 1999 based upon management's ongoing evaluation of the adequacy of the allowance for loan losses and factors affecting loan losses. Factors contributing to the increased allowance for loan loss and related provision in 2001 included higher loss experience, loan balances and continued growth of higher risk commercial loans. When expressed as a percentage of average loans, the provision has been 0.35%, 0.32% and 0.29%, and net chargeoffs amounted to 0.29%, 0.23% and 0.19% in 2001, 2000 and 1999, respectively.

The following schedule sets forth the allocation of the allowance for loan losses among the loan categories. This allocation is based upon the consistent, quarterly procedural discipline described above. The entire allowance for loan losses is available to absorb future loan losses in any loan category and is allocated as follows at December 31:

                                       2001                          2000                           1999
                            ----------------------------  ----------------------------   ----------------------------
                                          Percent                        Percent                       Percent
                                          of Loans                       of Loans                      of Loans
                                          in Each                        in Each                       in Each
                                          Category                       Category                      Category
                                          to Total                       to Total                      to Total
(Dollars in thousands)         Amount       Loans            Amount        Loans            Amount       Loans
Commercial                  $      7,950        44.5 %    $      5,992         42.1 %    $      5,164        41.3 %
Real estate                        1,602        40.2             1,112         41.2             1,557        40.4
Consumer                           2,447        14.5             2,701         15.8             2,161        17.3
Credit card                          358         0.8               432          0.9               434         1.0
General risk                           -           -               693            -               948           -
---------------------------------------------------------------------------------------------------------------------
   Total                    $     12,357       100.0 %    $     10,930        100.0 %    $     10,264       100.0 %
=====================================================================================================================

The higher allocations for commercial loans reflect the increased credit risk associated with this type of lending and are also driven by the continued growth in this portfolio. In 2001 and 2000, the commercial loan balance grew by 10.7% and 14.1%, respectively, over the prior year balance. Other factors considered by Peoples in determining the allocations to the commercial portfolios were the concentration of credit risk in single borrowers and the specific allocation for individual lending relationships. The allowance allocation for the real estate and consumer loan portfolio is based upon Peoples' allowance methodology for homogeneous loans, and increases or decreases in loan balances for real estate and consumer loans. As a result of changes in economic conditions and the recessionary environment in late 2001, Peoples refined its systematic methodology in the determination of the allowance for loan losses to specific loans or groups. As a result, the allocation for general credit risk has been assigned to loss factors developed from historical data to make them more representative of those which may be expected in the current economic environment.

In 2001, net chargeoffs totaled $2,199,000 compared to $1,656,000 in 2000. Commercial and consumer loans comprised a majority of net chargeoffs, totaling $924,000 and $902,000, respectively, in 2001 versus $702,000 and $715,000, respectively, in 2000. Real estate chargeoffs represented a small percentage of total net chargeoffs for the year ended December 31, 2001 and 2000, reflecting the quality of the real estate loan portfolio.

Peoples' nonperforming assets (which include loans 90 days or more past due, nonaccrual loans, renegotiated loans, and other real estate owned) were up marginally from year-end 2000. At December 31, 2001, nonperforming assets totaled $5.7 million, or 0.48% of total assets, versus $5.2 million, or 0.46%, a year ago. Management continues to review the entire loan portfolio as part of the risk management process and has confidence in Peoples' loan review programs and the level of Peoples' allowance for loan losses, which stands at 225% of nonperforming loans, and 1.60% of total loans, at year-end 2001.

At December 31, 2001, the recorded investment in loans that were considered to be impaired was $8.0 million of which $4.9 million was accruing interest, and $3.1 million were nonaccrual loans. Included in this amount are $2.7 million of impaired loans for which the related allowance for loan losses is $1.0 million. The remaining impaired loan balances do not have a related allocation of the allowance for loan losses as a result of previous write-downs, being well-secured, or possessing characteristics indicative of ability to repay the loan. For the year ended December 31, 2001, the average recorded investment in impaired loans was approximately $7.8 million and interest income of $503,000 was recognized on impaired loans during the period, representing 0.6% of Peoples' total interest income.

Funding Sources
---------------
Peoples considers a number of sources when evaluating its funding needs, including but not limited to deposits, short-term borrowings, and long-term borrowings. Traditional deposits continue to be the most significant source of funds for Peoples, totaling $814.4 million, or 76.6% of total funding sources at December 31, 2001.

Non-interest bearing deposits serve as a core funding source. At year-end 2001, non-interest bearing balances totaled $96.5 million, an $11.6 million (or 13.6%) increase compared to the prior year-end. In the fourth quarter of 2001, Peoples implemented two programs aimed at attracting new clients and core deposits, as well as producing additional non-interest income opportunities: Overdraft Privilege and Free Checking. These programs have already had a positive impact through the addition of new deposits. Management expects these programs to produce additional benefits in 2002. In addition, management will continue to focus on expanding its base of lower-cost funding sources and enhancing client relationships by providing incentives for clients to utilize more of Peoples' products and services.

Interest-bearing deposits totaled $717.8 million at December 31, 2001, an increase of $45.2 million (or 6.7%) compared to $672.6 million at December 31, 2000. Certificates of deposits account for the majority of Peoples' interest-bearing deposits, increasing $19.7 million (or 5.8%) since year-end 2000 to $360.7 million at December 31, 2001. Interest-bearing transaction accounts, comprised primarily of Peoples' money market deposit accounts, also contributed to the overall increased level of interest-bearing deposits totaling $277.5 million at December 31, 2001, up $21.0 million (or 8.2%) compared to $256.5 million at year-end 2000. Peoples' money market accounts offer variable, competitive rates that allow clients flexibility and opportunity to enhance their investment yields.

Peoples also accesses other funding sources, including short-term and long-term advances, to fund asset growth and satisfy liquidity needs. Advances from FHLB and repurchase agreements comprise Peoples' short-term borrowings, while long-term borrowings are primarily 10-year FHLB advances, with initial fixed rate features for periods of two, three, or four years, depending on the specific advance. Each advance has the opportunity, at the discretion of the FHLB, to reprice after its initial fixed rate period, and Peoples has the option to prepay any repriced advance without penalty, or allow the borrowing to reprice to a LIBOR based, variable product.

At December 31, 2001, long-term borrowings were up $53.9 million (or 38.9%) compared to year-end 2000, totaling $192.4 million at December 31, 2001. Since year-end 2000, Peoples' short-term borrowings declined $63.9 million (or 53%) to $56.1 million at December 31, 2001. These changes are the result of Peoples' shift to longer-term funding to "lock in" costs during this period of low interest rates. This shift includes the conversion of a significant portion of Peoples' short-term FHLB borrowings to long-term borrowings. Management plans to access FHLB borrowings (both long and short-term) as an appropriate funding source.

Capital/Stockholders' Equity
----------------------------
At December 31, 2001, stockholders' equity was $93.9 million, an increase of $10.7 million (or 12.8%) since December 31, 2000, as changes in the market value of Peoples' investment portfolio and increased earnings directly impacted Peoples' stockholders' equity. In 2001, Peoples had net income of $12,335,000 and paid dividends of $4,081,000, a dividend payout ratio of 33.08% of earnings, compared to a ratio of 33.06% a year ago. Management believes recent dividends represent an acceptable payout ratio for Peoples and anticipates similar payout ratios in future periods through quarterly dividends.

The adjustment for the net unrealized holding gains on available-for-sale securities, net of deferred income taxes, totaled $0.8 million at year-end 2001 versus holding losses of $3.0 million at December 31, 2000, a change of $3.8 million. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' balance sheet are more sensitive to the changing market values of investments. Management believes Peoples' capital continues to provide a strong base for profitable growth.

Peoples had treasury stock totaling $3.4 million compared to $3.6 million at year-end 2000. During 2001, Peoples repurchased 209,076 common shares authorized under formal treasury share purchase plans at an average price of $18.05 per share. Peoples issued approximately 93,600 shares through various stock option plans, deferred compensation plans and the dividend reinvestment program. In 2002, Peoples may repurchase additional shares under the 2002 Stock Repurchase Program based on timing and prices management deems appropriate until its expiration on December 31, 2002.

In addition to monitoring performance through traditional capital measurements (i.e., dividend payout ratios and ROE), Peoples has also complied with the capital adequacy standards mandated by the banking industry. Peoples and Peoples Bank have complied with these requirements and were considered well-capitalized institutions at December 31, 2001. Detailed information concerning Peoples' risk-based capital ratios can be found in Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Liquidity and Interest Rate Sensitivity
---------------------------------------
The objective of Peoples' asset/liability management function is to optimize and protect net interest income within Peoples' policy guidelines. This objective is accomplished through management of Peoples' balance sheet mix, liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels and customer preferences.

Interest Rate Risk
------------------
One of the most significant risks resulting from Peoples' normal business of extending loans and accepting deposits is interest rate risk. Interest rate risk ("IRR") is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as market values of financial assets and liabilities. Peoples' management has charged the ALCO with the overall management of Peoples' balance sheet and off-balance sheet transactions related to the management of IRR. The ALCO strives to keep Peoples focused on the future, anticipating and exploring alternatives, rather than simply reacting to change.

To this end, the ALCO has established an IRR management policy that sets the minimum requirements and guidelines for monitoring and managing the level and amount of IRR. The objective of the IRR policy is to encourage management to adhere to sound fundamentals of banking while allowing sufficient flexibility to exercise the creativity and innovations necessary to meet the challenges and opportunities of changing markets. The ultimate goal of these policies is to optimize net interest income within the constraints of prudent capital adequacy, liquidity, and safety.

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

Peoples monitors IRR for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet have been established. To monitor the short-term exposure to IRR, the ALCO limited the earnings at risk of Peoples Bank to 10% or less from base case for each 100 basis point shift in interest rates measured on an annual basis. To monitor long-term exposure, management has limited the negative impact on net equity value to 40% or less when interest rates shift 200 basis points. For an assessment of the current interest rate risk position, the ALCO reviews static gap measures for specific time periods focusing on one-year cumulative gap. Based on historical trends and performance, the ALCO has determined the ratio of the one-year cumulative gap should be within 15% of earning assets.

The following table is provided to illustrate the estimated earnings at risk and value at risk positions of Peoples at December 31, 2001 (dollars in thousands):

        Immediate
      Interest Rate              Estimated                   Estimated
  Increase (Decrease) in     (Decrease) Increase        (Decrease) Increase in
       Basis Points          In Net Interest Income    Economic Value of Equity
------------------------    -----------------------    ------------------------
           300                 $   (3,596)  (7.5) %    $    (35,209)    (33.2) %
           200                     (2,274)  (4.7)           (22,523)    (21.2)
           100                       (886)  (1.8)            (9,845)     (9.3)
          (100)                $      115    0.2  %    $      5,525       5.2  %

The interest risk analysis shows that Peoples is moderately liability sensitive, which means that downward moving interest rates should favorably impact Peoples' net interest income while upward moving interest rates should negatively impact net interest income. As a result, the ALCO may consider the purchase of interest rate hedge instruments, as available and appropriate, that would provide net interest income protection in a rising rate environment. Peoples' liability sensitivity reflects a moderate decrease from year-end 2000 due in part to the ALCO's continuing efforts to secure long-term funding in the current low interest rate environment. The interest rate analysis also shows Peoples is within the established IRR policy limits for all simulations and all scenarios for the current period as well as at all measured points during the preceding year.

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

The main source of liquidity for Peoples is deposit growth. Liquidity is also provided from cash generated from earning assets such as maturities, principal payments and income from loans and investment securities. In 2001, cash provided by financing activities totaled $21.0 million as increases in deposits and long-term borrowings were partially offset by a decrease in short-term borrowings. Cash flows used in investing activity totaled $39.2 million, due to a net increase in loan balances and other investing activities such as the BOLI purchase. When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that enable Peoples to match funding dates and pricing characteristics with contractual maturity dates and pricing parameters of earning assets. Securities in the investment portfolio that are available-for-sale can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile liabilities, short-term growth in deposits and brokered funds, from liquid assets, short-term investments and unpledged available-for-sale securities. At December 31, 2001, Peoples' net liquidity position was $177.2 million, or 14.85% of total assets, in comparison to a net liquidity position of $99.2 million, or 8.74% of total assets, at December 31, 2000. The increase in liquidity is attributed to an increase in liquid assets, which include Federal funds sold and investment securities, and an increase in what Peoples considers stable deposits during 2001. The liquidity position as of year-end 2001 was within Peoples' policy limit of negative 10% of total assets.

Effects of Inflation on Financial Statements
--------------------------------------------
Substantially all of the Peoples' assets relate to banking and are monetary in nature. As a result, inflation does not impact Peoples to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in a loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. The opposite would be true during a period of decreasing prices. In the banking industry, typically monetary assets exceed monetary liabilities. The current monetary policy targeting low levels of inflation has resulted in relatively stable price levels. Therefore, inflation has had little impact on Peoples' net assets.

Future Outlook
--------------
Peoples achieved several key goals in 2001 including double-digit earnings growth and top-line revenue generation despite a slower than expected first half of the year and challenging economic conditions throughout the year. Future success in the financial service industry will revolve around three issues: earnings growth and quality, asset quality, capital quality. Management believes that Peoples is sound in all of these areas, as reflected by the strong results in 2001, due largely to solid asset/liability management and underwriting, as well as diversified revenue streams. In 2002, management will work to build upon existing client relationship and continue to explore new opportunities, which will position Peoples for the future of financial services.

The introduction of the Overdraft Privilege program and Free Checking in late 2001 have already produced positive benefits because of the aggressive marketing of these products in each market Peoples serves. In 2002, management expects these initiatives to boost non-interest revenues, particularly deposit account service charges and overdraft fees, by as much as 30% and modestly increase the level of Peoples' core deposits. Management's focus will be to expand on these new relationships and revenue opportunities created by these programs, through an integrated, needs-based sales process.

E-banking remains a key focal point for management as more and more clients enjoy the benefits of Peoples' award winning e-banking services that include Internet banking through Peoples OnLine Connection, ATMs and TeleBank capabilities. Peoples' investment in technology in recent periods is aligned with the strategy to provide the core of its business, those clients who complete thousands of transactions each week in their deposit and loan accounts, with speedy, technologically superior services that make it easier to do business with Peoples.

In 2002, Peoples will strive to continue to improve its e-banking services by exploring the possibility of offering "account aggregation capabilities" (also known as "screen scraping" technology) as part of Peoples' e-services. This service would give Peoples' clients the ability to manage a real-time consolidated view of all their financial accounts at all financial institutions on one active web page (as long as the financial institutions are web-enabled). The cost of this capability has dropped in recent months, and management will determine if this technology and its capabilities makes strategic sense for Peoples' client base.

Even while management grows Peoples' operations and client base through new products and services, the strong capital levels that exist afford Peoples the opportunity to grow and expand through strategic mergers and acquisitions, such as the First Colony acquisition. Management believes the First Colony acquisition will produce immediate benefits to Peoples' operating results, as well as provide new opportunities as Peoples integrates its non-traditional products and services (such as insurance and investments) with the traditional banking products currently offered to clients in the new markets. Management continues to explore merger and acquisition prospects in and around Peoples' current footprint. However, the evaluation of future acquisitions will focus more on enhancing Peoples' earnings potential rather than geographic location or proximity to current markets and ultimately, will depend upon opportunities that complement Peoples' core competencies and strategic intent.

In the last several years, Peoples has completed several acquisitions using the purchase method of accounting, which added goodwill balances to Peoples' balance sheet and amortization expense to results of operations. On January 1, 2002, new accounting rules took effect that eliminated the amortization expense on a portion of Peoples' intangible assets. If the new rules had been in effect in 2001, Peoples goodwill amortization expense would have been reduced by $750,000 and diluted EPS would have been approximately $1.80 versus the $1.70 reported. In 2002, management anticipates that the new accounting rules will have a similar impact.

Late in the fourth quarter of 2001, Peoples completed the formation of new capital management subsidiaries: Peoples Investment Company and Peoples Capital Corporation. These new subsidiaries will allow management to better manage Peoples' investments and provide new opportunities to make investments, including, but not limited to, low-income housing tax credit funds, that are either limited or restricted at the bank level. The goal is to invest Peoples' capital across business units, based on projected risk and return on investments, which have potential for both strong growth and enhancement to Peoples' overall long-term value. Management expects that these subsidiaries will also provide opportunities to reduce Peoples' overall tax burden (both income based and non-income based) while helping to optimize Peoples' operational effectiveness.

In 1999, Peoples issued $30.0 million of trust preferred securities through PEBO Capital Trust I, which boosted capital ratios to even stronger levels. In the first quarter of 2002, Peoples took advantage of an opportunity to repurchase $7.0 million of its trust preferred, at a discount, in open market transactions and as a result, will recognize a pre-tax gain of approximately $600,000, or approximately $0.05 per share after tax, in its results of operations for the first quarter of 2002. Management is evaluating opportunities to participate in a pooled trusted preferred offering in late first quarter or early second quarter of 2002. This source of funds will likely be a variable rate, LIBOR based product and will help maintain capital ratios, fuel growth plans, and initially lower Peoples' funding costs from its current fixed rate of 8.62%.

It is Peoples' goal to be a complete financial services provider to clients. To that end, management will continue to evaluate possible Customer Relationship Management ("CRM") information systems and processes in 2002 that will enhance client contact management, data mining, profitability information, and marketing. In addition, management expects to gain a better understanding of client dynamics and the value proposition Peoples can offer to each client through CRM. Management believes an investment in a CRM system is a necessary step to continue the development and growth of Peoples' sales culture and measurement systems. Management plans to have due diligence completed in the first quarter of 2002, with the goal of making decisions in the second quarter of 2002 regarding investments and other resources necessary to create a corporate-wide process that promotes profitable sales growth. Management is excited by the possibilities that a complete CRM process will provide, and looks forward to implementation and enhancements that will follow.

Peoples' earnings momentum strengthened throughout 2001 and management believes it will continue into the first half of 2002. Peoples' focus remains long-term and strategies linked to filling the financial needs of every client through an integrated, seamless service process, regardless of economic conditions. In 2002, management's goals remain unchanged and centered around producing long-term financial benefits for every stakeholder: integrating traditional and non-traditional products and services; enhancing non-interest revenues; and controlling operating expenses.

"Safe Harbor" Statement under the Private Securities Litigation
    Reform Act of 1995
---------------------------------------------------------------
The statements in this Form 10-K which are not historical fact are forward looking statements that involve risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of technological changes, the effect of economic conditions, the impact of competitive products and pricing, and other risks detailed in Peoples' Securities and Exchange Commission filings. Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management's knowledge of Peoples' business and operations, it is possible that actual results may differ materially from these projections.

Comparison of 2000 to 1999
--------------------------
Peoples reported an increase in net income of 3.7%, to $11.1 million in 2000 from $10.7 million in 1999. Diluted earnings per share totaled $1.53 for the year ended December 31, 2000, compared to $1.39 in 1999. Cash basis earnings, which removes the after-tax impact of intangible amortization expense, increased $0.12, to $1.75 per diluted share for the year ended December 31, 2000, compared to $1.63 in 1999. Peoples increased profits in 2000 were the result of net interest income growth and non-interest revenue enhancements.

For the year ended December 31, 2000, return on average assets was 1.02%, compared to 1.09% in 1999. A leverage strategy implemented during second quarter of 1999 significantly increased Peoples' asset base thus causing this decrease in ROA in 2000. In 2000, return on stockholders' equity increased to 14.92% compared to 13.27% in 1999. Using a portion of the proceeds from the Trust Preferred Securities issuance in 1999, Peoples implemented stock repurchase programs that favorably impacted ROE through a reduction in the number of outstanding common shares and corresponding reduction in equity.

Net interest income totaled $40.3 million, up 5.8% compared to 1999, as total interest income reached $85.1 million and interest expense totaled $44.8 million. Net interest margin decreased in 2000 to 4.08% from 4.35% in 1999. Net interest margin decreased in 2000 due to interest rate compression between loan pricing and funding source costs. Peoples' yield on earning assets improved 36 basis points in 2000 to 8.50%, but the cost of interest-bearing liabilities increased 68 basis points to 4.97% during the same period.

Peoples' provision for loan losses totaled $2,322,000 in 2000, up 23.6% compared to 1999's expense of $1,878,000. The combination of increased loan volume, less favorable loss experience, and a general economic slowdown resulted in the increased provision in 2000. At December 31, 2000, Peoples' allowance for loan losses as a percentage of total loans was 1.48%, compared to a year-end 1999 ratio of 1.56%.

Non-interest income from operations (excluding securities and asset disposal transactions) totaled $9,009,000 in 2000, an increase of 18.5% compared to 1999. In 2000, deposit account service charge income increased $513,000 (or 18.8%) compared to $2,730,000 in 1999, due to higher volumes of overdraft and non-sufficient fund fees. Income from fiduciary activities totaled $2,608,000, down 1.0% compared to 1999. Electronic banking income grew 18.1% in 2000 from $1,033,000 the prior year. Electronic banking income increased primarily due to growth in the number of debit card users and the associated volume increases in debit card usage. As a result of increased life insurance and annuity sales, insurance and investment commissions were up 99.5% in 2000 from $772,000 in 1999.

For the year ended December 31, 2000, non-interest expense totaled $31.0 million, up $3.0 million (or 10.7%) compared to 1999. In 2000, Peoples implemented several strategic initiatives that resulted in higher levels of non-interest expense. Salaries and benefits totaled $13.5 million in 2000, an increase of 14.4% compared to $11.8 million the prior year. Furniture and equipment expenses were up $0.1 million to $1.9 million in 2000, while net occupancy expense grew $0.2 million to $2.0 million compared to the previous year. These increases can be attributed primarily to the depreciation of the assets acquired through investments and business acquisitions aimed at making financial services more convenient and flexible. Peoples' other non-interest expenses were near prior period levels.

Total assets reached $1.14 billion at December 31, 2000, up $60.4 million compared to year-end 1999. Asset growth can be attributed primarily to strong loan growth throughout 2000. Loans continued to be Peoples' largest earning asset component and increased $77.1 million compared to year-end 1999, totaling $737.0 million at year-end 2000. While each of Peoples' loan categories experienced strong growth, a majority of the increase occurred in the commercial and real estate loan portfolios. Average loans totaled 94.4% of average deposits in 2000, up from 85.1% at year-end 1999. Peoples' other significant earning asset component is the investment securities portfolio, which totaled $330.5 million at year-end 2000, up $2.2 million from year-end 1999.

Although Peoples utilized a variety of funding sources, traditional deposits continued to be the most significant source of funds totaling $757.6 million, or 74.6% of Peoples' funding sources at December 31, 2000. In additional to traditional deposits, Peoples accessed both short-term and long-term borrowings to fund operations and investments. Short-term borrowings totaled $119.9 million at year-end 2000, up $32.5 million since year-end 1999. Short-term FHLB advances and national market repurchase agreements were accessed heavily at year-end 1999 to fund Peoples' Y2K cash reserves. Peoples repaid those borrowings in early 2000 and continued to access those funding sources at various times to balance liquidity needs and fund loan growth. At December 31, 2000, long-term borrowings totaled $138.5 million compared to $150.3 million a year earlier, a result of Peoples repaying $11.5 million of FHLB borrowings in mid-2000.

Total stockholders' equity increased $10.3 million to $83.2 million at December 31, 2000. This increase was the result of market value increases in Peoples' investment portfolio and the reissuance of treasury shares in conjunction with the 10% stock dividend in the first quarter of 2000. At December 31, 2000, the adjustment for the net unrealized holding loss on available-for-sale securities totaled $3.0 million, a change of $4.7 million from the previous year. Peoples had a treasury share balance of $3.6 million at December 31, 2000, compared to $10.8 million at year-end 1999. In 2000, Peoples' dividend payout ratio was 33.1% of earnings compared to 31.8% in 1999.


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
------------------------------------------------------------------------

Please refer to pages 24 through 26 in Item 7 of this Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

The Consolidated Financial Statements and accompanying notes, and the report of independent auditors, are set forth immediately following Item 9 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------

No response required.

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



 (Dollars in Thousands except Share Data)
                                                                                                     December 31,
Assets                                                                                       2001                   2000
Cash and cash equivalents:
     Cash and due from banks                                                           $        31,642       $         28,242
     Interest-bearing deposits in other banks                                                      346                    207

     Federal funds sold                                                                            850                      -
------------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                       32,838                 28,449
------------------------------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized
   cost of $329,081 in 2001 and $335,111 in 2000)                                              330,364                330,521
------------------------------------------------------------------------------------------------------------------------------

Loans, net of deferred fees and costs                                                          772,856                736,965
Allowance for loan losses                                                                      (12,357)               (10,930)
------------------------------------------------------------------------------------------------------------------------------
          Net loans                                                                            760,499                726,035
------------------------------------------------------------------------------------------------------------------------------

Bank premises and equipment, net                                                                16,369                 15,565
Other assets                                                                                    53,896                 35,264
------------------------------------------------------------------------------------------------------------------------------
               Total assets                                                            $     1,193,966       $      1,135,834
==============================================================================================================================

Liabilities
Deposits:
     Non-interest bearing                                                              $        96,533       $         84,974
     Interest bearing                                                                          717,835                672,647
------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                       814,368                757,621
------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased and securities sold under agreements to repurchase                 23,752                 54,729
     Federal Home Loan Bank advances                                                            32,300                 65,186
------------------------------------------------------------------------------------------------------------------------------
          Total short-term borrowings                                                           56,052                119,915
------------------------------------------------------------------------------------------------------------------------------

Long-term borrowings                                                                           192,448                138,511
Accrued expenses and other liabilities                                                           8,188                  7,572
------------------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                             1,071,056              1,023,619
------------------------------------------------------------------------------------------------------------------------------

Guaranteed preferred beneficial interests in junior subordinated
     debentures ("Trust Preferred Securities")                                                  29,056                 29,021

Stockholders' Equity
Common stock, no par value, 12,000,000 shares authorized, 7,289,266 shares issued in 2001 and 6,679,028 issued in 2000,
       including shares in treasury                                                             78,664                 66,364
Accumulated comprehensive income (loss), net of deferred income taxes                              834                 (2,983)
Retained earnings                                                                               17,735                 23,381
------------------------------------------------------------------------------------------------------------------------------
                                                                                                97,233                 86,762
Treasury stock, at cost, 178,344 shares in 2001 and 189,357 shares in 2000                      (3,379)                (3,568)
------------------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                                       93,854                 83,194
------------------------------------------------------------------------------------------------------------------------------
               Total liabilities, beneficial interests and stockholders' equity        $     1,193,966       $      1,135,834
==============================================================================================================================

See Notes to Consolidated Financial Statements.



PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, except Share and Per Share Data)                               Year ended December 31,
                                                                          2001                 2000                   1999
Interest Income:
     Interest and fees on loans                                      $      65,126        $      63,352         $      53,223
     Interest and dividends on:
          Obligations of U.S. government and its agencies                   14,973               16,405                13,450
          Obligations of states and political subdivisions                   1,901                1,798                 2,261
     Other interest income                                                   4,107                3,574                 3,412
------------------------------------------------------------------------------------------------------------------------------
               Total interest income                                        86,107               85,129                72,346
------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
     Interest on deposits                                                   32,081               31,259                25,956
     Interest on short-term borrowings                                       3,242                6,162                 2,655
     Interest on long-term borrowings                                        7,651                7,418                 5,647
------------------------------------------------------------------------------------------------------------------------------
               Total interest expense                                       42,974               44,839                34,258
------------------------------------------------------------------------------------------------------------------------------
               Net interest income                                          43,133               40,290                38,088
Provision for loan losses                                                    2,659                2,322                 1,878
------------------------------------------------------------------------------------------------------------------------------
               Net interest income after provision for loan losses          40,474               37,968                36,210
------------------------------------------------------------------------------------------------------------------------------
Other Income:
    Service charges on deposit accounts                                      3,608                3,243                 2,730
    Income from fiduciary activities                                         2,508                2,608                 2,634
    Investment and insurance commissions                                     1,504                1,540                   772
    Electronic banking income                                                1,422                1,220                 1,033
    Business owned life insurance                                              481                    -                     -
    Gain (loss) on securities transactions                                      29                   10                  (104)
    Gain (loss) on asset disposals                                              24                 (109)                 (122)
    Net mark-to-market adjustment on interest rate caps                       (131)                   -                     -
    Other                                                                    1,205                  398                   431
------------------------------------------------------------------------------------------------------------------------------
               Total other income                                           10,650                8,910                 7,374
------------------------------------------------------------------------------------------------------------------------------
Other Expenses:
    Salaries and employee benefits                                          15,590               13,503                11,824
    Trust Preferred Securities expense                                       2,621                2,623                 1,840
    Amortization of intangibles                                              2,347                2,284                 2,639
    Net occupancy                                                            2,155                2,043                 1,839
    Equipment                                                                1,540                1,857                 1,787
    Data processing and software                                             1,107                1,033                   966
    Other                                                                    8,052                7,701                 7,147
------------------------------------------------------------------------------------------------------------------------------
               Total other expenses                                         33,412               31,044                28,042
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                  17,712               15,834                15,542
------------------------------------------------------------------------------------------------------------------------------
Income taxes:
    Current                                                                  5,246                4,886                 4,556
    Deferred                                                                   131                 (178)                  268
------------------------------------------------------------------------------------------------------------------------------
Total income taxes                                                           5,377                4,708                 4,824
------------------------------------------------------------------------------------------------------------------------------

Net income                                                           $      12,335        $      11,126        $       10,718
==============================================================================================================================

Earnings per share:
    Basic                                                            $        1.72        $        1.55        $         1.42
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                          $        1.70        $        1.53        $         1.39
------------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares outstanding:
    Basic                                                                7,166,264            7,176,189             7,530,678
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                              7,275,994            7,260,176             7,726,313
------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(Dollars in Thousands, except Share and Per
Share Data)
                                                                                          Accumulated
                                                                                              Other
                                                                                          Comprehensive
                                                     Common Stock             Retained        Income        Treasury
                                                 Shares         Amount        Earnings       (Loss) (1)      Stock           Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                      5,790,148   $     50,807   $    33,441         3,588    $    (1,822)   $    86,014
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
   Net Income                                                                   10,718                                      10,718
   Other Comprehensive income, net of tax:
      Unrealized loss on available-for-sale
      securities,
        Net of reclassification adjustment                                                   (11,242)                     (11,242)
                                                                                                                       ------------
         Total comprehensive income                                                                                          (524)
Purchase of treasury stock, 379,636 shares                                                                  (10,256)      (10,256)
Distribution of treasury stock for deferred
   compensation plan (reissued 191 treasury                                                                       5             5
   shares)
10% stock dividend                                579,505         14,512       (14,512)
Exercise of common stock options
   (reissued 43,368 treasury shares)                                (838)                                     1,317           479
Tax benefit from exercise of stock options                           121                                                      121
Issuance of common stock under dividend
   reinvestment plan                               17,856            441                                                      441
Cash dividends declared of $0.46 per share                                      (3,406)                                    (3,406)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                      6,387,509   $     65,043   $    26,241        (7,654)    $  (10,756)   $   72,874
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
   Net Income                                                                   11,126                                     11,126
   Other Comprehensive income, net of tax:
      Unrealized gains on available-for-sale
      securities,
        Net of reclassification adjustment                                                     4,671                        4,671
                                                                                                                       ------------
         Total comprehensive income                                                                                        15,797
Purchase of treasury stock, 148,321 shares                                                                   (2,717)       (2,717)
Distribution of treasury stock for deferred
   compensation plan (reissued 5,481 treasury                                                                   125           125
   shares)
10% stock dividend                                269,597          1,469       (10,308)                       8,839
Exercise of common stock options
   (reissued 39,517 treasury shares)                                (552)                                       941           389
Tax benefit from exercise of stock options                            58                                                       58
Issuance of common stock under dividend
   reinvestment plan                               21,922            346                                                      346
Cash dividends declared of $0.51 per share                                      (3,678)                                    (3,678)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                      6,679,028   $     66,364   $    23,381         (2,983)  $    (3,568)  $    83,194
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
   Net Income                                                                   12,335                                     12,335
   Other Comprehensive income, net of tax:
      Unrealized gains on available-for-sale
      securities,
        Net of reclassification adjustment                                                      3,817                       3,817
                                                                                                                          ---------
         Total comprehensive income                                                                                        16,152
Purchase of treasury stock, 71,057 shares                                                                    (3,804)       (3,804)
Distribution of treasury stock for deferred
   compensation plan (reissued 237 treasury                                                                       5             5
   shares)
10% stock dividend                                583,686         12,358       (13,900)                       1,542
Exercise of common stock options
   (reissued 19,026 treasury shares)                                (689)                                     1,166           477
Tax benefit from exercise of stock options                            82                                                       82
Issuance of common stock under dividend
   reinvestment plan                               18,769            329                                                      329
Cash dividends declared of $0.56 per share                                      (4,081)                                    (4,081)
Issuance of common stock to purchase Lower
     Salem Commercial Bank                          7,783            220                                      1,280         1,500
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                      7,289,266   $     78,664   $    17,735            834   $    (3,379)  $    93,854
==============================================================================================================================

(1) Disclosure of reclassification amount for the years ended:                                   2001          2000          1999
    Net unrealized appreciation (depreciation) arising during period, net of tax            $   3,836   $     4,678   $   (11,310)
    Less: reclassification adjustment for net securities gains (losses) included in net
    income, net of tax                                                                             19             7           (68)

----------------------------------------------------------------------------------------------------------------------------------
Net unrealized appreciation (depreciation) on investment                                  $     3,817   $     4,671   $   (11,242)
----------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.


PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


(Dollars in Thousands)                                                                Year ended December 31,
                                                                             2001                 2000                  1999
Cash flows from operating activities:
     Net income                                                      $       12,335        $      11,126        $       10,718
     Adjustments to reconcile net income to net cash provided:
             Provision for loan losses                                        2,659                2,322                 1,878
             (Gain) loss on securities transactions                             (29)                 (10)                  104
             Depreciation, amortization, and accretion                        4,551                4,613                 4,997
             Decrease (increase) in interest receivable                       1,103               (1,029)               (1,572)
             (Decrease) increase in interest payable                           (925)                 256                   712
             Deferred income tax expense (benefit)                              131                 (178)                  268
             Deferral of loan origination fees and costs                        150                 (116)                   (1)
             Other, net                                                       2,621               (1,054)               (3,225)
-------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                  22,596               15,930                13,879
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of available-for-sale securities                             (76,904)             (23,391)             (174,750)
     Proceeds from sales of available-for-sale securities                       136                3,242                21,565
     Proceeds from maturities of available-for-sale securities               85,696               25,337                43,507
     Net increase in loans                                                  (20,936)             (78,375)              (92,169)
     Expenditures for premises and equipment                                 (2,750)              (2,427)               (2,156)
     Proceeds from sales of other real estate owned                             153                  296                   277
     Acquisitions, net of cash received                                        (162)                   -                 4,010
     Investment in business owned life insurance                            (20,000)                   -                     -
     Investment in limited partnership and tax credit funds                  (4,400)                (400)               (1,336)
-------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                     (39,167)             (75,718)             (201,052)
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net increase in non-interest bearing deposits                           10,187                1,707                   576
     Net increase in interest bearing deposits                               29,142               27,720                 8,331
     Net (decrease) increase in short-term borrowings                       (62,863)              32,476                54,925
     Proceeds from long-term borrowings                                      54,282                    -               127,000
     Payments on long-term borrowings                                        (2,868)             (11,827)              (17,326)
     Cash dividends paid                                                     (3,593)              (3,262)               (2,926)
     Purchase of treasury stock                                              (3,804)              (2,717)              (10,255)
     Proceeds from issuance of common stock for stock options                   477                  389                   478
     Proceeds from issuance of Trust Preferred Securities                         -                    -                30,000
-------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                  20,960               44,486               190,803
-------------------------------------------------------------------------------------------------------------------------------
                  Net increase (decrease) in cash and cash equivalents        4,389              (15,302)                3,630
Cash and cash equivalents at beginning of year                               28,449               43,751                40,121
-------------------------------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of year           $       32,838        $      28,449        $       43,751
===============================================================================================================================
Supplemental cash flow information:
     Interest paid                                                   $       38,249        $      39,415        $       29,760
-------------------------------------------------------------------------------------------------------------------------------
     Income taxes paid                                               $        2,985        $       3,960        $        4,035
-------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:
      The accounting and reporting policies of Peoples Bancorp Inc. and Subsidiaries ("Peoples") conform to accounting principles generally accepted in the United States and to general practices within the banking industry. Peoples considers all of its principal activities to be banking related. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts to conform to the 2001 presentation. Such reclassifications had no impact on net income. All share and per share information has been adjusted for a 10% stock dividend issued September 12, 2001.

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

         ALLOWANCE FOR LOAN LOSSES:
         The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management's determination of the adequacy of the allowance for loan losses is based on a quarterly evaluation of the portfolio, including levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, other relevant factors and also regulatory guidance. This evaluation is inherently subjective and requires management to make estimates of the amounts and timing of future cash flows on impaired loans, consisting primarily of non-accrual and restructured loans. The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

         BANK PREMISES AND EQUIPMENT:
         Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets.

         OTHER REAL ESTATE:
         Other real estate owned, included in other assets on the consolidated balance sheet, represents properties acquired by Peoples' subsidiary bank, Peoples Bank, National Association ("Peoples Bank"), in satisfaction of a loan. Real estate is recorded at the lower of cost or fair value based on appraised value at the date actually or constructively received, less estimated costs to sell the property.

         INTANGIBLE ASSETS:
         Intangible assets representing the present value of future net income to be earned from deposits are being amortized on an accelerated basis over a ten-year period. The excess of cost over the fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over periods ranging from 10 to 15 years.

         INCOME RECOGNITION:
         Interest income is recognized by methods that result in level rates of return on principal amounts outstanding. Amortization of premiums has been deducted from and accretion of discounts has been added to the related interest income. Nonrefundable loan fees and direct loan costs are deferred and recognized over the life of the loan as an adjustment of the yield. Peoples' discontinues the accrual of interest when management believes collection of all or a portion of contractual interest has become doubtful, which generally occurs when a loan is 90 days past due. When deemed uncollectible, previously accrued interest recognized in income in the current year is reversed and interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-accrual loans is included in income only if principal recovery is reasonably assured. A non-accrual loan is restored to accrual status when it is brought current, has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer in doubt.

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

         NEW ACCOUNTING PRONOUNCEMENTS:
         On January 1, 2001, Peoples adopted Statement of Financial Accounting Standards Statement Number 133, "Accounting for Derivative Instruments and Hedging Instruments", as required. As a result of this adoption, Peoples recognized the change in market value of certain interest rate contracts as an increase or decrease to income. In 2001, the net mark-to-market adjustment was $131,000, reducing net income by $85,000, or $0.01 per share.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and further clarifies the criteria to recognize intangible assets separately from goodwill. Although SFAS 141 will impact the accounting for future business combinations, it had no impact on Peoples' financial position or results of operations in 2001.

         Also in June 2001, FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and indefinite lived intangible assets, except the portion of goodwill recorded in accordance with Statement of Financial Accounting Standards Number 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", are no longer subject to amortization. Rather an assessment for impairment applying a fair-value based test must be performed at least annually. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Peoples adopted Statement 142 on January 1, 2002, as required. If SFAS 142 had been in effect for the year 2001, Peoples' diluted earnings per share would have been approximately $1.80 versus the $1.70 reported.


 2.  Fair Values of Financial Instruments:
      Peoples used the following methods and assumptions in estimating its fair value disclosures for financial instruments:

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

         LOANS:
         The fair value of performing variable rate loans that reprice frequently and performing demand loans, with no significant change in credit risk, is based on carrying value. The fair value of certain mortgage loans is based on quoted market prices of similar loans adjusted for differences in loan characteristics. The fair value of other performing loans (e.g., commercial real estate, commercial and consumer loans) is estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

         The fair value of significant nonperforming loans is based on either the estimated fair value of underlying collateral or estimated cash flows, discounted at a rate commensurate with the risk. Assumptions regarding credit risk, cash flows, and discount rates are determined using available market information and specific borrower information.

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

         INTEREST RATE CAPS:
         Fair values for interest rate caps are based on quoted market prices.

         FINANCIAL INSTRUMENTS:
         The fair value of loan commitments and standby letters of credit is estimated using the fees currently charged to enter into similar agreements considering the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of these commitments approximates their carrying value.

         The estimated fair values of Peoples' financial instruments at December 31 are as follows:


                                         2001                        2000
                                 Carrying      Fair        Carrying      Fair
(Dollars in Thousands)            Amount      Value         Amount      Value
Financial assets:
Cash and cash equivalents    $   32,838   $   32,838    $   28,449   $   28,449
Investment securities           330,364      330,364       330,521      330,521
Loans                           760,499      782,334       726,035      726,874

Financial liabilities:
Deposits                     $  814,368   $  823,172    $  757,621   $  759,801
Short-term borrowings            56,052       56,054       119,915      119,908
Long-term borrowings            192,448      230,872       138,511      136,278

Other financial instruments:
Trust Preferred Securities       29,056       26,913        29,021       25,041

Off-balance sheet instruments:
Interest rate caps           $       39   $       39    $      238   $       92

         Bank premises and equipment, customer relationships, deposit base, banking center networks, and other information required to compute Peoples' aggregate fair value are not included in the above information. Accordingly, the above fair values are not intended to represent the aggregate fair value of Peoples.

 3.  Investment Securities:
      The following tables present the amortized costs, gross unrealized gains and losses and estimated fair value of securities available-for-sale at December 31. The portfolio contains no single issue (excluding U.S. government and U.S. agency securities) that exceeds 10% of stockholders' equity.

                                                                   Gross       Gross
(Dollars in Thousands)                             Amortized    Unrealized   Unrealized   Estimated
2001                                                 Cost          Gains       Losses    Fair Value
U.S. Treasury securities and obligations of
    U.S. government agencies and corporations    $   65,023      1,299  $      (28)  $   66,294
Obligations of states and political subdivisions     49,547        483        (468)      49,562
Mortgage-backed securities                          164,557      2,171        (459)     166,269
Other securities                                     49,954      1,953      (3,668)      48,239
------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $  329,081      5,906  $   (4,623)  $  330,364
================================================================================================

 2000
U.S. Treasury securities and obligations of
    U.S. government agencies and corporations    $  107,434        436  $   (1,851)  $  106,019
Obligations of states and political subdivisions     38,117        544        (154)      38,507
Mortgage-backed securities                          143,572        789        (856)     143,505
Other securities                                     45,988      1,511      (5,009)      42,490
------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $  335,111      3,280  $   (7,870)  $  330,521
================================================================================================

1999
U.S. Treasury securities and obligations of
    U.S. government agencies and corporations    $  105,169        200  $   (4,680)  $  100,689
Obligations of states and political subdivisions     36,805        125      (1,774)      35,156
Mortgage-backed securities                          152,788        203      (5,560)     147,431
Other securities                                     45,320      2,711      (3,001)      45,030
------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $  340,082      3,239  $  (15,015)  $  328,306
================================================================================================

      In 2001, 2000 and 1999, gross gains of $30,000, $204,000 and $229,000 and gross losses of $1,000, $194,000 and $333,000 were realized, respectively. At December 31, 2001 and 2000, investment securities having a carrying value of $176,715,000 and $237,550,000, respectively, were pledged to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.

      The following table presents the amortized costs, fair value, and weighted average yield of securities by maturity at December 31, 2001. The estimated maturities presented in the tables below may differ from the contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Rates are calculated on a taxable equivalent basis using a 35% federal income tax rate.

     (Dollars in Thousands)
                            U.S. Treasury        Obligations
                           securities and         of states                                           Total
                           obligations of            and            Mortgage-                      available-
                           U.S. government        political           backed          Other          for-sale
                              agencies           subdivisions       securities       securities     securities
Within one year
   Amortized cost       $          6,420      $      1,245       $     5,464      $       250     $    13,379
   Fair value           $          6,541      $      1,251       $     5,549      $       245     $    13,586
   Average yield                    6.39 %            6.88 %            6.40 %           6.50 %          6.44 %
1 to 5 years
   Amortized cost                 11,594             7,450            86,241            6,378         111,663
   Fair value                     12,056             7,584            87,318            6,176         113,134
   Average yield                    6.33 %            7.02 %            6.53 %           7.01 %          6.57 %
5 to 10 years
   Amortized cost                 40,655            19,903            15,073            8,882          84,513
   Fair value                     41,313            19,992            15,223            8,158          84,686
   Average yield                    7.74 %            7.01 %            6.45 %           7.90 %          7.36 %
Over 10 years
   Amortized cost                  6,354            20,949            57,779           34,444         119,526
   Fair value                      6,384            20,735            58,179           33,660         118,958
   Average yield                    7.93 %            7.03 %            6.29 %           7.11 %          6.74 %
-----------------------------------------------------------------------------------------------------------------
Total amortized cost    $         65,023      $     49,547       $   164,557      $    49,954     $   329,081
Total fair value        $         66,294      $     49,562       $   166,269      $    48,239     $   330,364
Total average yield                 7.37 %            7.02 %            6.43 %           7.23 %          6.83 %
=================================================================================================================

 4.  Loans:
      Loans are comprised of the following at December 31:

(Dollars in Thousands)                               2001                2000
Commercial, financial, and agricultural     $     343,800       $     310,558
Real estate, construction                          14,530              20,267
Real estate, mortgage                             295,944             283,323
Consumer                                          118,582             122,817
------------------------------------------------------------------------------
     Total loans                            $     772,856       $     736,965
==============================================================================

Changes in the allowance for loan losses for each of the three years in the period ended December 31, 2001, were as follows:

(Dollars in Thousands)                      2001         2000        1999
Balance, beginning of year             $    10,930    $  10,264    $  9,509
Charge-offs                                 (2,638)      (2,061)     (1,518)
Recoveries                                     439          405         395
----------------------------------------------------------------------------
     Net charge-offs                        (2,199)      (1,656)     (1,123)
Provision for loan losses                    2,659        2,322       1,878
Allowance for loan losses acquired             967            -           -
----------------------------------------------------------------------------
          Balance, end of year         $    12,357    $  10,930    $ 10,264
============================================================================

     Peoples primarily focuses on lending opportunities in central and southeastern Ohio, northern West Virginia, and northeastern Kentucky markets. A majority of the portfolio consists of retail lending, which includes single-family residential mortgages and other consumer lending. Peoples' largest groups of business loans consist of credits to lodging and lodging related companies, as well as assisted living facilities/nursing homes. Loans to lodging and lodging related companies totaled $43,967,000 and $32,991,000 at December 31, 2001 and 2000, respectively. Assisted living facilities/nursing homes loans totaled $41,015,000 and $35,877,000 at December 31, 2001 and 2000, respectively. These credits were subjected to Peoples' normal commercial underwriting standards and did not present more than the normal amount of risk assumed in other lending areas.

     Peoples does not extend credit to any single borrower or group of related borrowers in excess of the combined legal lending limits of its subsidiary bank. Impaired loans totaled $7,955,000 at December 31, 2001, including $2,708,000 of impaired loans for which the related allowance for loan losses was $1,015,000. At December 31, 2000, impaired loans totaled $9,057,000, including $5,930,000 of impaired loans for which the related allowance for loan losses was $2,047,000. Peoples' average investment in impaired loans was $7,795,000 in 2001 and $8,814,000 in 2000.

     In the normal course of its business, Peoples Bank has granted loans to executive officers and directors of Peoples and to their associates. Related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectibility. The following is an analysis of activity of related party loans for the year ended December 31, 2001:

     (Dollars in Thousands)
     Balance, January 1, 2001               $     23,471
     New loans                                     7,208
     Repayments                                   (5,794)
     Other changes                                (2,693)
     -----------------------------------------------------
     Balance, December 31, 2001             $     22,192
     =====================================================


 5.  Bank Premises and Equipment:
      The major categories of bank premises and equipment and accumulated depreciation are summarized as follows at December 31:

      (Dollars in Thousands)                          2001              2000
      Land                                  $        3,130     $       2,926
      Building and premises                         19,159            17,768
      Furniture, fixtures and equipment             11,981            11,009
      -----------------------------------------------------------------------
                                                    34,270            31,703
         Accumulated depreciation                  (17,901)          (16,138)
      -----------------------------------------------------------------------
      Net book value                        $       16,369     $      15,565
      =======================================================================

      Peoples depreciates its building and premises and furniture, fixtures and equipment over estimated useful lives ranging from 5 to 20 years and 2 to 10 years, respectively. Depreciation expense was $1,943,000, $1,957,000 and $1,972,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

      Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods ranging from two to ten years. The future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2001:

            (Dollars in Thousands)
             2002                            $          265
             2003                                       258
             2004                                       224
             2005                                       201
             2006                                       153
       Thereafter                                     1,151
      ------------------------------------------------------
            Total minimum lease payments     $        2,252
      ======================================================

      Rent expense was $288,000, $341,000 and $306,000 in 2001, 2000 and 1999,
      respectively.


6.  Deposits:
      Included in interest-bearing deposits are various time deposit products. The maturities of time deposits for each of the next five years and thereafter are as follows: $213,284,000 in 2002; $117,909,000 in 2003;
      $13,845,000 in 2004; $3,137,000 in 2005; $4,480,000 in 2006; and $494,000
      thereafter.

      Deposits from related parties approximated $22.3 million and $15.2 million at December 31, 2001 and 2000, respectively.


 7.  Short-term Borrowings:
      Short-term borrowings are summarized as follows:
                                                            National    Short-
                                   Federal    Retail        Market      term
                                    Funds    Repurchase   Repurchase    FHLB
(Dollars in Thousands)            Purchased  Agreements   Agreements   Advances
                                  ---------  ----------   ----------   --------
2001
Ending balance                 $    -     $  23,752    $       -     $  32,300
Average balance                    16        25,630       12,612        33,247
Highest month end balance          10        28,950       25,800        56,586
Interest expense - YTD              1           911          666         1,665
Weighted average interest rate:
-------------------------------
      End of year                   - %        1.95 %          - %        2.05 %
      During the year            6.25          3.55         5.28          5.01

2000
Ending balance                 $  162     $  28,767    $  25,800     $  65,186
Average balance                   209        31,162       27,497        40,454
Highest month end balance         587        35,572       34,010        69,586
Interest expense - YTD             12         1,675        1,779         2,696
Weighted average interest rate:
-------------------------------
      End of year                5.21 %        4.24 %       6.68 %        6.75 %
      During the year            5.74          5.38         6.37          6.55

1999
Ending balance                 $  501     $  30,478    $  34,010     $  22,450
Average balance                   137        30,171       18,606         5,477
Highest month end balance         501        31,502       35,000        22,450
Interest expense - YTD              7         1,294        1,058           296
Weighted average interest rate:
-------------------------------
      End of year                2.66 %        5.07 %       6.05 %        4.75 %
      During the year            4.89          4.29         5.69          5.40

      Peoples utilizes FHLB advances and repurchase agreements as sources of funds. The advances are collateralized by mortgage-backed securities and loans. Peoples' institutional, national market repurchase agreements are with high quality, financially secure financial service companies.


 8.  Long-term Borrowings:
      Long-term borrowings consisted of the following at December 31:
(Dollars in Thousands)                                           2001     2000
Term note payable, at LIBOR (parent company)                $   1,800 $   2,100
Federal Home Loan Bank advances, bearing interest at rates
     ranging from 3.87% to 5.63%                              190,648   136,411
--------------------------------------------------------------------------------
          Total long-term borrowings                        $ 192,448  $138,511
================================================================================

      The Federal Home Loan Bank ("FHLB") advances consist of various borrowings with maturities ranging from 10 to 20 years with initial fixed rate periods of one, two or three years. After the initial fixed rate period the FHLB has the option to convert each advance to a LIBOR based, variable rate advance, but Peoples may repay the advance in whole or in part, without a penalty, if the FHLB exercises its option. At all other times, Peoples' early repayment of any advance would be subject to a prepayment penalty. The advances are collateralized by Peoples' real estate mortgage portfolio, FHLB common stock owned by Peoples Bank, and other bank assets. The most restrictive requirement of the debt agreement requires Peoples to provide real estate mortgage loans as collateral in an amount not less than 150% of advances outstanding.

      The aggregate minimum annual retirements of long-term borrowings in the next five years and thereafter are as follows:

      (Dollars in Thousands)

            2002                            $     4,659
            2003                                  6,193
            2004                                  4,745
            2005                                  4,833
            2006                                  4,951
      Thereafter                                167,067
      --------------------------------------------------
            Total long-term borrowings      $   192,448
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

      The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 2001, and a statement of the funded status as of December 31, 2001 and 2000:
                                           Pension              Postretirement
                                           Benefits                Benefits
(Dollars in Thousands)                 2001       2000         2001        2000
Change in benefit obligation:
Obligation at January 1              $   6,976  $  6,669   $    869   $     820
Service cost                               464       410          -           -
Interest cost                              553       525         57          63
Plan participants' contributions             -         -         97          87
Actuarial loss (gain)                      687       177        (66)         (2)
Benefit payments                          (418)     (805)      (261)       (154)
Increase due to plan changes                 -         -          -          55
--------------------------------------------------------------------------------
Obligation at December 31                6,976     8,262        696         869
--------------------------------------------------------------------------------

Change in plan assets:
Fair value of plan assets at January 1   7,253     7,298          -           -
Claims payable adjustment                    -         -          -           -
Actual return on plan assets              (121)     (109)         -           -
Employer contributions                     900       870        164          67
Plan participants' contributions             -         -         97          87
Benefit payments                          (418)     (806)      (261)       (154)
--------------------------------------------------------------------------------
Fair value of plan assets at December 31 7,614     7,253          0           0
--------------------------------------------------------------------------------

                                            Pension            Postretirement
                                            Benefits              Benefits
(Dollars in Thousands)                   2001       2000      2001        2000
Funded status:
Funded status at December 31              (649)      277       (696)       (869)
Unrecognized transition obligation          (8)      (16)         -           -
Unrecognized prior-service cost            (25)      (34)        44          55
Unrecognized net gain                    1,516        18        162         232
--------------------------------------------------------------------------------
Accrued benefit cost                  $    834   $   245   $   (490)   $   (582)
================================================================================

      The following table provides the components of net periodic benefit cost for the plans:

                                               Pension Benefits                Postretirement Benefits
(Dollars in Thousands)                    2001        2000        1999        2001        2000        1999
Service cost                          $    464    $    410    $    394
Interest cost                              553         525         500    $     57    $     62    $     63
Expected return on plan assets            (689)       (648)       (539)          -           -           -
Amortization of transition asset            (8)         (8)         (8)          -           -           -
Amortization of prior service cost          (9)         (9)         (9)          -           -           -
Amortization of net loss                     -           -           -          16          15          20
-----------------------------------------------------------------------------------------------------------
Net periodic benefit cost             $    311    $    270    $    338    $     73    $     77    $     83
===========================================================================================================

      The assumptions used in the measurement of Peoples' benefit obligation at December 31 are shown in the following table:

                                        Pension              Postretirement
                                        Benefits                Benefits
                                    2001        2000       2001        2000
Discount rate                       7.25 %      7.75 %     7.25 %      7.75 %
Expected return on plan assets      9.00        9.00        n/a         n/a
Rate of compensation increase       4.00        4.50        n/a         n/a

      For measurement purposes, a 10% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2001, grading down 1% per year to an ultimate rate of 5%. The health care trend rate assumption does not have a significant effect on the contributory defined benefit postretirement plan; therefore, a one percentage point change in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.

10.  Federal Income Taxes:
      The effective federal income tax rate in the consolidated statement of income is less than the statutory corporate tax rate due to the following:

                                                         Year ended December 31
                                                          2001     2000    1999
Statutory corporate tax rate                             35.0 %   35.0 %  35.0 %
Differences in rate resulting from:
    Interest on obligations of state and political       (3.4)    (3.6)   (4.5)
subdivisions
    Investments in low-income housing tax credit funds   (3.0)    (2.1)   (1.9)
    Other, net                                            1.8      0.4     2.4
--------------------------------------------------------------------------------
            Effective federal income tax rate            30.4 %   29.7 %  31.0 %
================================================================================

The significant components of Peoples' deferred tax assets and liabilities consisted of the following at December 31:


(Dollars in Thousands)                          2001           2000
Deferred tax assets:
     Allowance for loan losses           $     4,288     $    3,751
     Accrued employee benefits                   459            566
     Deferred loan fees and costs                129             76
     Available-for-sale securities                 -          1,606
     Other                                       294            247
--------------------------------------------------------------------
        Total deferred tax assets              5,170          6,246
--------------------------------------------------------------------

Deferred tax liabilities:
     Bank premises and equipment                 735            810
     Deferred Income                             700            119
     Investments                               1,685          1,420
     Available-for-sale securities               450              -
     Other                                        59            499
--------------------------------------------------------------------
        Total deferred tax liabilities         3,629          2,848
--------------------------------------------------------------------
        Net deferred tax asset           $     1,541     $    3,398
====================================================================

      The related federal income tax expense (benefit) on securities transactions approximated $10,000 in 2001, $4,000 in 2000 and ($36,000) in 1999.

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

      The total amounts of loan commitments and standby letters of credit are summarized as follows at December 31:

                                           Contract Amount
(Dollars in Thousands)                     2001            2000
Loan commitments                    $    78,275     $    72,201
Standby letters of credit                 7,135           1,898
Unused credit card limits                21,066          21,802

      Interest Rate Caps:
      Peoples has entered into several interest rate contracts with an unaffiliated financial institution as a means of managing the risk of changing interest rates. The interest rate contracts are agreements to receive payments for interest rate differentials between an index rate and a specified rate, computed on notional amounts. At December 31, 2001, Peoples had in place interest rate cap contracts with notional amounts approximating $30 million. The interest rate cap subjects Peoples to the risk that the counter-parties may fail to perform. In order to minimize such risk, Peoples deals only with high-quality, financially secure financial institutions. These contracts expire as follows: $10 million in August 2002, $10 million in September 2003 and $10 million in September 2004.

      Other:
      Peoples also has commitments to make additional capital contributions in low income housing projects. Such commitments approximated $7.0 million at December 31, 2001, and $3.4 million at December 31, 2000.

12. Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust Holding Solely Debentures of the Corporation:

                                                                December 31,
(Dollars in thousands)                                       2001         2000
8.62% capital securities of PEBO Capital Trust I,
due May 1, 2029, net of unamortized issuance costs       $   29,056  $   29,021

Total capital securities qualifying for Tier 1 capital       29,056      28,726

      The corporation-obligated mandatorily redeemable capital securities (the "Capital Securities" or "Trust Preferred Securities") of subsidiary trust holding solely junior subordinated debt securities of the Corporation (the "debentures") were issued by a statutory business trust - PEBO Capital Trust I, of which 100% of the common equity in the trust is owned by Peoples. The trust was formed for the purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trust are the sole assets of that trust. Distributions on the capital securities issued by the trust are payable semiannually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust and are recorded as non-interest expense by Peoples. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Peoples has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

      The debentures held by PEBO Capital Trust I are first redeemable, in whole or in part, by the Corporation on May 1, 2009.

      In February 2002, Peoples repurchased $7.0 million of its Trust Preferred Securities in open market transactions and as a result, will recognize a pre-tax gain of approximately $600,000, or approximately $0.05 per share after tax, in its results of operations for the first quarter of 2002.

13.  Regulatory Matters:
      The primary source of funds for the dividends paid by Peoples is dividends received from its banking subsidiary. The payment of dividends by banking subsidiaries is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years. At December 31, 2001, approximately $2.4 million of retained net profits of the banking subsidiary plus its retained net profits through the dividend date of the banking subsidiary were available for the payment of dividends to Peoples without regulatory approval.

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

      Quantitative measures established by regulation to ensure capital adequacy require Peoples and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Peoples and its banking subsidiary met all capital adequacy requirements at December 31, 2001.

      As of December 31, 2001, the most recent notifications from the banking regulatory agencies categorized Peoples and its banking subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Peoples and its banking subsidiary must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Peoples' or its banking subsidiary's category.

      Peoples' and its banking subsidiary's, Peoples Bank, actual capital amounts and ratios as of December 31 are also presented in the following table:

                                                                                Well Capitalized Under
                                                                                  Prompt Corrective
                                           Actual         For Capital Adequacy    Action Provision
     (Dollars in Thousands)          Amount     Ratio       Amount    Ratio       Amount     Ratio
     2001
     Total Capital (1)
         Peoples                 $  116,114    14.2 %    $  65,353     8.0 %    $  81,691     10.0 %
         Peoples Bank               105,292    13.0         64,881     8.0         81,101     10.0
     ------------------------------------------------------------------------------------------------

     Tier 1 (2)
         Peoples                    105,065    12.9         32,676     4.0         49,014      6.0
         Peoples Bank                95,127    11.7         32,440     4.0         48,661      6.0
     ------------------------------------------------------------------------------------------------

     Tier 1 Leverage (3)
         Peoples                    105,065     9.2         45,756     4.0         57,195      5.0
         Peoples Bank                95,127     8.3         45,694     4.0         57,118      5.0
     ------------------------------------------------------------------------------------------------

     2000
     Total Capital (1)
         Peoples                 $  107,428    14.2 %    $  60,496     8.0 %   $   75,619     10.0 %
         Peoples Bank               102,056    13.5         60,335     8.0         75,419     10.0
     ------------------------------------------------------------------------------------------------

     Tier 1 (2)
         Peoples                     97,056    12.8         30,248     4.0         45,372      6.0
         Peoples Bank                92,610    12.3         30,168     4.0         45,252      6.0
     ------------------------------------------------------------------------------------------------

     Tier 1 Leverage (3)
         Peoples                     97,056     8.7         44,661     4.0         55,826      5.0
         Peoples Bank                92,610     8.4         44,335     4.0         55,419      5.0
     ------------------------------------------------------------------------------------------------

     (1) Ratio represents total capital to net risk-weighted assets.
     (2) Ratio represents Tier 1 capital to net risk-weighted assets.
     (3) Ratio represents Tier 1 capital to average assets.

14.  Federal Reserve Requirements:
      Peoples Bank is required to maintain a certain level of reserves consisting of non-interest bearing balances with the Federal Reserve Bank and cash on hand. The reserve requirement is calculated on a percentage of total deposit liabilities and averaged $2,910,000 for the year ended December 31, 2001.

15.  Acquisitions:
      On January 4, 2002, Peoples announced it had signed a stock purchase agreement with the shareholders of First Colony Bancshares, Inc. ("First Colony") to acquire all of the outstanding common stock of First Colony, the holding company of The Guernsey Bank, Federal Savings Bank based in Cambridge, Ohio. Under the terms of the agreement, Peoples has agreed to pay approximately $18 million total cash consideration and assume approximately $2 million of First Colony debt to acquire full-service office locations in Cambridge (two offices), Byesville, Quaker City in Ohio's Guernsey County and Flushing in Ohio's Belmont County, involving assets of approximately $110 million and deposits of approximately $100 million. Peoples will not acquire the Worthington, Ohio, operations, or its related loans and deposits, and will operate the Guernsey and Belmont County offices as full-service sales office of Peoples Bank. This transaction is subject to regulatory approval and is expected to be completed in the second quarter of 2002.

      Effective at the close of business on February 23, 2001, Peoples acquired The Lower Salem Commercial Bank for a total consideration of $2.4 million ($0.9 million in cash and $1.5 million in common stock). Lower Salem Commercial Bank had one full-service banking office located in Lower Salem, Ohio, and total assets of $22.9 million, deposits of $18.1 million and shareholders' equity of $2.2 million at December 31, 2000. Peoples now operates the former Lower Salem Commercial Bank as a full-service sales office of Peoples Bank. The acquisition was accounted for under the purchase method of accounting. The balances and operations of Lower Salem Commercial Bank are included in Peoples' financial statements from the date of acquisition and do not materially impact Peoples' financial position, results of operations or cash flows for any period presented.

      In addition, Peoples made several other acquisitions in prior years accounted for under the purchase method of accounting. The purchase prices of these acquisitions were allocated to the identifiable tangible and intangible assets acquired based upon their fair value at the acquisition date. Goodwill and other intangibles, included in other assets, approximated $17,010,000 and $17,848,000, net of accumulated amortization of $11,868,000 and $9,492,000, at December 31, 2001 and 2000,
      respectively.

16.  Stock Options:
      Peoples' stock option plans provide for the granting of both incentive stock options and non-qualified stock options covering up to 1,000,476 common shares. Under the provisions of the plans, the option price per share shall not be less than the fair market value of the common shares on the date of grant of such option; therefore, no compensation expense is recognized. All granted options vest in periods ranging from six months to eight years and expire 10 years from the date of grant.

      The following summarizes Peoples' stock options as of December 31, 2001, 2000 and 1999, and the changes for the years then ended:

                                                 2001                          2000                         1999
                                      ---------------------------   ---------------------------  ---------------------------
                                                      Weighted                      Weighted                     Weighted
                                                       Average                       Average                      Average
                                         Number       Exercise        Number        Exercise       Number        Exercise
                                       of Shares        Price        Of Shares        Price       of Shares        Price
                                      ---------------------------   ---------------------------  ---------------------------
      Outstanding at January 1             649,435   $     14.93        631,995    $     14.62        584,879   $     13.58
      Granted                                6,400         17.48         85,962          15.65        119,088         17.33
      Exercised                             74,611          8.88         47,136           9.59         62,587          9.85
      Canceled                              26,986         18.67         21,386          20.27          9,385         18.52
      ----------------------------------------------------------------------------------------------------------------------
      Outstanding at December 31           554,238         15.56        649,435          14.93        631,995         14.59
      ----------------------------------------------------------------------------------------------------------------------

      Exercisable at December 31           339,769         14.21        390,996          12.80        386,789         11.66
      ----------------------------------------------------------------------------------------------------------------------

      Weighted average estimated fair value of
      options granted during the year                $      3.83                   $      3.72                  $      3.98
      ----------------------------------------------------------------------------------------------------------------------

      The following summarizes information concerning Peoples' stock options outstanding at December 31, 2001:





                                         Options Outstanding                        Options Exercisable
                          ---------------------------------------------------  -------------------------------
                                               Weighted
                                               Average           Weighted                          Weighted
                              Option           Remaining          Average                           Average
        Range of              Shares          Contractual         Exercise        Number           Exercise
     Exercise Prices        Outstanding          Life              Price       Exercisable          Price
                          ---------------------------------------------------  -------------------------------
     $ 7.25 to     $ 9.53      35,041          2.4 years       $        8.80          35,041    $        8.80
     $ 9.68 to     $ 9.73     146,922          2.9 years                9.68         146,922             9.68
     $10.59 to     $15.68     118,574          7.3 years               15.36          48,174            14.93
     $15.70 to     $19.16     115,101          7.3 years               17.47          14,132            18.36
     $19.35 to     $24.60     138,600          6.1 years               22.10          95,500            22.19


      Peoples' stock option plans are accounted for under the intrinsic value method. Under the intrinsic value method, because the exercise price of Peoples' stock options granted is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. Peoples utilized the Black-Scholes option pricing model for purposes of providing pro forma disclosures as if Peoples had used the fair value method for computing compensation expense for its stock-based compensation plans. The following weighted average assumptions were used in the pricing model for 2001, 2000 and 1999, respectively: risk-free interest rate of 3.50%, 5.75%, and 5.88%; dividend yield of 3.16%, 3.29%, and 2.56%; volatility factor of the expected market price of Peoples' stock of 27%, 25%, and 19%, and a weighted average expected life of the options of 6 years, 5 years, and 5 years.

      Had compensation expense for Peoples' stock-based compensation plans been determined using the fair value method, net income and earnings per share would have been as summarized below:

(Dollars in Thousands, except Per Share          2001         2000         1999
Data) Data)
Net Income:
     As Reported                           $   12,335   $   11,126   $   10,718
     Pro forma                                 12,095       10,806       10,432

Basic Earnings Per Share:
     As Reported                           $     1.72   $     1.55   $     1.42
     Pro forma                                   1.69         1.51         1.39

Diluted Earnings Per Share:
     As Reported                           $     1.70   $     1.53   $     1.39
     Pro forma                                   1.66         1.49         1.35

17.  Parent Company Only Financial Information:


Condensed Balance Sheets                                                                  December 31,
(Dollars in Thousands)                                                               2001             2000
Assets:
Cash                                                                            $         50     $          50
Interest bearing deposits in subsidiary bank                                           5,057             2,111
Receivable from subsidiary bank                                                        1,779             1,311
Investment securities:  Available-for-sale (amortized cost of $4,909 and
    $1,156 at December 31, 2001 and 2000, respectively)                                6,755             2,505
Investments in subsidiaries:
         Bank                                                                         97,658           106,330
         Non-bank                                                                     13,998             1,202
Other assets                                                                           2,575             3,282
---------------------------------------------------------------------------------------------------------------
             Total assets                                                       $    127,872     $     116,791
===============================================================================================================

Liabilities:
Accrued expenses and other liabilities                                          $      2,089     $       1,562
Dividends payable                                                                      1,073               914
Long-term borrowings                                                                   1,800             2,100
---------------------------------------------------------------------------------------------------------------
            Total liabilities                                                          4,962             4,576
---------------------------------------------------------------------------------------------------------------

Guaranteed preferred beneficial interests in junior subordinated debentures           29,056            29,021

Stockholders' equity                                                                  93,854            83,194
---------------------------------------------------------------------------------------------------------------
            Total liabilities, beneficial interests and stockholders' equity    $    127,872     $     116,791
===============================================================================================================



Consolidated Statements of Income                                                       Year ended December 31,
(Dollars in Thousands)                                                           2001             2000            1999
Income:
Dividends from subsidiary bank                                               $    29,125     $      4,900    $      3,680
Interest                                                                             182              299             454
Dividends from other subsidiaries                                                     80               80              80
Rental income from subsidiaries                                                       55                -               -
Management fees from subsidiaries                                                      -              989             947
Other                                                                                911               28              34
--------------------------------------------------------------------------------------------------------------------------
     Total income                                                                 30,353            6,296           5,195
--------------------------------------------------------------------------------------------------------------------------

Expenses:
Trust Preferred Securities expense                                                 2,621            2,623           1,840
Interest                                                                             101              162             158
Salaries and benefits                                                                  2            1,285           1,240
Other                                                                              1,167            1,042             873
--------------------------------------------------------------------------------------------------------------------------
     Total expenses                                                                3,891            5,112           4,111
--------------------------------------------------------------------------------------------------------------------------

Income before federal income taxes and (excess dividends from)
    equity in undistributed earnings of subsidiaries                              26,462            1,184           1,084
Applicable income tax benefit                                                       (509)          (1,267)           (599)
(Excess dividends from) equity in undistributed earnings of subsidiaries         (14,636)           8,675           9,035
--------------------------------------------------------------------------------------------------------------------------
            Net income                                                       $    12,335     $     11,126    $     10,718
==========================================================================================================================



Statements of Cash Flows                                                                Year ended December 31,
(Dollars in Thousands)                                                              2001            2000             1999
Cash flows from operating activities:
Net income                                                                   $    12,335     $    11,126     $     10,718
Adjustment to reconcile net income to cash provided by operations:
    Amortization and depreciation                                                    206             205              208
    Excess dividends from (equity in undistributed earnings of) subsidiaries      14,636          (8,675)          (9,035)
    Other, net                                                                       478            (961)          (1,480)
--------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                               27,655           1,695              411
--------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
(Purchases of) proceeds from sales of investment securities                       (2,000)            310             (364)
Net proceeds from sale of (expenditures for) premises and equipment                   13             (39)             (73)
Investment in subsidiaries                                                       (14,634)              -           (9,910)
Investment in tax credit funds                                                      (400)           (400)          (1,200)
--------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                  (17,021)           (129)         (11,547)
--------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from issuance of Trust Preferred Securities                                   -               -           30,000
Payments on long-term borrowings                                                    (300)           (300)            (300)
Purchase of treasury stock                                                        (3,804)         (2,717)         (10,255)
Change in receivable from subsidiary                                                (468)            249              209
Proceeds from issuance of common stock                                               477             389              478
Cash dividends paid                                                               (3,593)         (3,262)          (2,926)
--------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by financing activities                     (7,688)         (5,641)          17,206
--------------------------------------------------------------------------------------------------------------------------
          Net increase (decrease) in cash                                          2,946          (4,075)           6,070
Cash and cash equivalents at the beginning of the year                             2,161           6,236              166
--------------------------------------------------------------------------------------------------------------------------
          Cash and cash equivalents at the end of the year                   $     5,107     $     2,161     $      6,236
==========================================================================================================================

Supplemental cash flow information:
    Interest paid                                                            $       101     $       162     $        158
--------------------------------------------------------------------------------------------------------------------------

18.  Summarized Quarterly Information (Unaudited):
      A summary of selected quarterly financial information for 2001and 2000 follows:

                                                                            2001
(Dollars in Thousands, except Share and          First            Second             Third            Fourth
Per Share Data)                                 Quarter           Quarter           Quarter           Quarter
Interest income                             $      22,120     $      21,992     $      21,456     $      20,539
Interest expense                                   11,809            11,196            10,674             9,295
Net interest income                                10,311            10,796            10,782            11,244
Provision for possible loan losses                    675               675               675               634
Investment securities gains (losses)                    2                (1)               26                 2
Asset disposal gains (losses)                          20                 5               (12)               11
Net mark-to-market adjustment on
   interest rate caps                                (173)               42                 -                 -
Other income                                        2,201             2,270             2,514             3,743
Intangible asset amortization                         566               582               582               617
Other expenses                                      7,385             7,586             7,535             8,559
Income taxes                                        1,139             1,264             1,321             1,653
Net income                                          2,596             3,005             3,197             3,537
Earnings per share:
   Basic                                             0.36              0.42              0.45              0.50
   Diluted                                  $        0.36     $        0.41     $        0.44     $        0.49
Weighted average shares outstanding:
   Basic                                        7,185,185         7,228,526         7,172,290         7,113,264
   Diluted                                      7,281,339         7,335,130         7,303,350         7,222,227


                                                                            2000
                                                 First            Second             Third            Fourth
                                                Quarter           Quarter           Quarter           Quarter
Interest income                             $      20,112     $      20,924     $      21,799     $      22,294
Interest expense                                   10,008            10,699            11,804            12,328
Net interest income                                10,104            10,225             9,995             9,966
Provision for possible loan losses                    522               600               600               600
Investment securities (losses) gains                  (11)              (45)               66                 -
Asset disposals (losses) gains                         (6)             (140)               36                 -
Other income                                        2,129             2,233             2,327             2,339
Intangible asset amortization                         571               571               571               571
Other expenses                                      6,982             7,223             7,179             7,394
Income taxes                                        1,279             1,179             1,192             1,058
Net income                                          2,862             2,700             2,882             2,682
Earnings per share:
   Basic                                             0.39              0.38              0.40              0.38
   Diluted                                  $        0.39     $        0.37     $        0.40     $        0.37
Weighted average shares outstanding:
   Basic                                        7,262,754         7,167,421         7,170,006         7,147,985
   Diluted                                      7,376,079         7,260,277         7,241,457         7,208,308


Report of Independent Auditors

      To the Stockholders and Board of Directors:
      We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Peoples' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Bancorp Inc. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                /s/ ERNST & YOUNG LLP


      Charleston, West Virginia
      February 20, 2002

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

Directors of Peoples include those persons identified under "Election of Directors" on pages 5 and 6 of Peoples' definitive Proxy Statement relating to Peoples' Annual Meeting of Shareholders to be held April 11, 2002 ("Peoples' definitive Proxy Statement", which section is expressly incorporated by reference. In addition to Robert E. Evans, Chief Executive Officer, the Executive Officers of Peoples are David B. Baker (55), Executive Vice President; Mark F. Bradley (32), Chief Integration Officer; John (Jack) W. Conlon (56), Chief Financial Officer and Treasurer; Larry E. Holdren (54), Executive Vice President; Carol A. Schneeberger (45), Executive Vice President/Operations; and Joseph S. Yazombek (48), Executive Vice President/Chief Lending Officer.

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

Mr. Bradley was appointed Chief Integration Officer in January 2001. Prior thereto, he held the position of Controller of Peoples from January 1997 to May 2001 and Controller for Peoples Bank from March 1997 to May 2001. Mr. Bradley was also Manager of Accounting and External Reporting for Peoples and Peoples Bank from February 1995 to January 1997. Prior to February 1995, Mr. Bradley served as a staff accountant of Peoples beginning in 1991.

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

The information required to be disclosed under Item 405 of Regulation S-K is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 4 of Peoples' definitive Proxy Statement, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

See "Compensation of Executive Officers and Directors" on pages 8 through 14 of Peoples' definitive Proxy Statement relating to Peoples' Annual Meeting of Shareholders to be held on April 11, 2002, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

See "Security Ownership of Certain Beneficial Owners and Management" on pages 2 through 5 of Peoples' definitive Proxy Statement relating to Peoples' Annual Meeting of Shareholders to be held on April 11, 2002, which section is expressly incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

See "Transactions Involving Management" on page 5 of Peoples' definitive Proxy Statement relating to Peoples' Annual Meeting of Shareholders to be held on April 11, 2002, which section is expressly incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

   (a)(1) Financial Statements:
             The following consolidated financial statements of Peoples Bancorp Inc. and subsidiaries are included in Item 8:

                                                                                                            Page
                                                                                                            ----
    Report of Independent Auditors (Ernst & Young LLP)                                                       50
    Consolidated Balance Sheets as of December 31, 2001 and 2000                                             30
    Consolidated Statements of Income for each of the three years ended December 31, 2001                    31
    Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2001      32
    Consolidated Statements of Cash Flows for each of the three years ended December 31, 2001                33
    Notes to the Consolidated Financial Statements                                                           34
    Peoples Bancorp Inc.: (Parent Company Only Financial Statements are included in Note 17 of the
        Notes to the Consolidated Financial Statements)                                                      47

    (a)(2) Financial Statement Schedules
              All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (a)(3) Exhibits
              Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 55. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

    (b)    Reports on Form 8-K:
           Peoples filed the following reports on Form 8-K during the three months ended December 31, 2001:

             1) Filed October 23, 2001 - News release announcing Peoples'
                earnings for the third quarter of 2001.
             2) Filed November 9, 2001 - News release announcing the declaration of a $0.15 per share quarterly dividend by the Peoples' Board of Directors.
             3) Filed November 19, 2001 - News release announcing the formation of Peoples Investment Services. 4) Filed December 5, 2001 - News release announcing Peoples' recognition for its e-banking initiatives and remote banking capabilities.
             5) Filed December 14, 2001 - News release announcing Peoples'
                recognition in the eleventh annual edition of America's Finest Companies.

    (c)    Exhibits
              Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 55.

    (d)    Financial Statement Schedules
              None.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PEOPLES BANCORP INC.

Date:  February 28, 2002             By: /s/ ROBERT E. EVANS
                                             ---------------------
                                             Robert E. Evans, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures              Title                                  Date

/s/ ROBERT E. EVANS     President and Chief Executive          February 28, 2002
------------------------                                       -----------------
Robert E. Evans         Officer and Director

/s/ CARL BAKER, JR.     Director                               March 1, 2002
------------------------                                       -----------------
Carl Baker, Jr.

/s/ GEORGE E. BROUGHTON Director                               February 28, 2002
------------------------                                       -----------------
George W. Broughton

/s/ FRANK L. CHRISTY    Director                               February 28, 2002
------------------------                                       -----------------
Frank L. Christy

/s/ WILFORD D. DIMIT    Director                               February 28, 2002
------------------------                                       -----------------
Wilford D. Dimit

/s/ REX E. MAIDEN       Director                               March 1, 2002
------------------------                                       -----------------
Rex E. Maiden

/s/ ROBERT W. PRICE     Director                               February 28, 2002
------------------------                                       -----------------
Robert W. Price

/s/ PAUL T. THEISEN     Director                               February 28, 2002
------------------------                                       -----------------
Paul T. Theisen

/s/ THOMAS C. VADAKIN   Director                               February 28, 2002
------------------------                                       -----------------
Thomas C. Vadakin

/s/ JOSEPH H. WESEL     Chairman of the Board and Director     February 28, 2002
------------------------                                       -----------------
Joseph H. Wesel

/s/ JOHN W. CONLON      Chief Financial Officer and Treasurer  February 28, 2002
------------------------                                       -----------------
John W. Conlon          (Principal Accounting Officer)

/s/ GARY L. KRIECHBAUM  Controller                             February 28, 2002
------------------------                                       -----------------
Gary L. Kriechbaum

                                  EXHIBIT INDEX


                 PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001

 Exhibit
  Number                         Description                                           Exhibit Location
----------- -------------------------------------------------------  -----------------------------------------------------
    2        Agreement and Plan of Acquisition and Merger by and      Incorporated herein by reference to Appendix A-1
             among Peoples Bancorp Inc.; Peoples Bank, National       of Peoples' Registration Statement on Form S-4
             Association; and The Lower Salem Commercial Bank,        (Registration No. 333-52134) effective January 5,
             dated October 24, 2000, as amended.                      2001.

 3(a)(1)     Amended Articles of Incorporation of Peoples Bancorp     Incorporated herein by reference to Exhibit 3(a)
             Inc. (as filed with the Ohio Secretary of State on       to Peoples' Registration Statement on Form 8-B
             May 3, 1993).                                            filed July 20, 1993 (File No. 0-16772).

 3(a)(2)     Certificate of Amendment to the Amended Articles of      Incorporated herein by reference to Exhibit
             Peoples Bancorp Inc. (as filed with the Ohio             3(a)(2) to Peoples' Annual Report on Form 10-K for
             Secretary of State on April 22, 1994).                   fiscal year ended December 31, 1997 (File No.
                                                                      0-16772) (the "1997 Form 10-K").

 3(a)(3)     Certificate of Amendment to the Amended Articles of      Incorporated herein by reference to Exhibit
             Peoples Bancorp Inc. (as filed with the Ohio             3(a)(3) to Peoples' 1997 Form 10-K.
             Secretary of State on April 9, 1996).

 3(a)(4)     Amended Articles of Incorporation of Peoples Bancorp     Incorporated herein by reference to Exhibit
             Inc. (reflecting amendments through April 9, 1996)       3(a)(4) to Peoples' 1997 Form 10-K.
             [For SEC reporting compliance purposes only -- not
             filed with Ohio Secretary of State].

   3(b)      Regulations of Peoples Bancorp Inc.                      Incorporated herein by reference to Exhibit 3(b)
                                                                      to Peoples' Registration Statement on Form 8-B
                                                                      filed July 20, 1993 (File No. 0-16772).

   4(a)      Agreement to furnish instruments and agreements          Filed with Peoples' Annual Report on Form 10-K for
             defining rights of holders of long-term debt.            the fiscal year ended December 31, 2001.

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

   4(i)      Series B Capital Securities Guarantee Agreement,         Incorporated herein by reference to Exhibit 4 (i)
             dated as of September 23, 1999, between Peoples          of Peoples' Annual Report on Form 10-K for the
             Bancorp Inc. and Wilmington Trust Company, as            fiscal year ended December 31, 1999.  (File No.
             Guarantee Trustee, relating to Series B 8.62% 0-16772) Capital
             Securities.

  10(a)      Deferred Compensation Agreement dated November 16,       Incorporated herein by reference to Exhibit 6(g)
             1976, between Robert E. Evans and The Peoples            to Registration Statement No. 2-68524 on Form S-14
             Banking and Trust Company, as amended March 13,          of Peoples Bancorp Inc., a Delaware corporation,
             1979.*                                                   Peoples' predecessor.

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

  10(e)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(g)
             with grant of non-qualified stock options under          of Peoples' Annual Report on Form 10-K for fiscal
             Peoples Bancorp Inc. Amended and Restated 1993 Stock     year ended December 31, 1995 (File No. 0-16772)
             Option Plan.*                                            (the" 1995 Form 10-K").

--------------------------------------------------------------------------------------------------------------------------
*Management Compensation Plan

  10(f)      Form of Stock Option Agreement dated May 20, 1993,       Incorporated herein by reference to Exhibit 10(h)
             used in connection with grant of incentive stock         of Peoples' 1995 Form 10-K.
             options under Peoples Bancorp Inc. Amended and
             Restated 1993 Stock Option Plan.*

  10(g)      Form of Stock Option Agreement dated November 10,        Incorporated herein by reference to Exhibit 10(i)
             1994, used in connection with grant of incentive         of Peoples' 1995 Form 10-K.
             stock options under Peoples Bancorp Inc. Amended and
             Restated 1993 Stock Option Plan.*

  10(h)      Peoples Bancorp Inc. 1995 Stock Option Plan.*            Incorporated herein by reference to Exhibit 4 of
                                                                      Peoples' Form S-8 filed May 24, 1995 (Registration
                                                                      Statement No. 33-59569).

  10(i)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(k)
             with grant of non-qualified stock options to             of Peoples' 1995 Form 10-K.
             non-employee directors of Peoples under Peoples
             Bancorp Inc. 1995 Stock Option Plan.*

  10(j)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(l)
             with grant of non-qualified stock options to             of Peoples' 1995 Form 10-K.
             non-employee directors of Peoples' subsidiaries
             under Peoples Bancorp Inc. 1995 Stock Option Plan.*

  10(k)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(m)
             with grant of incentive stock options under Peoples      of Peoples' Annual Report on Form 10-K for fiscal
             Bancorp Inc. 1995 Stock Option Plan.*                    year ended December 31, 1998 (File No. 0-16772)
                                                                      (the "1998 Form 10-K").

  10(l)      Peoples Bancorp Inc. 1998 Stock Option Plan.*            Incorporated herein by reference to Exhibit 10 of
                                                                      Peoples' Form S-8 filed September 4, 1998
                                                                      (Registration Statement No. 333-62935).

  10(m)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(o)
             with grant of non-qualified stock options to             of Peoples' 1998 Form 10-K.
             non-employee directors of Peoples under Peoples
             Bancorp Inc. 1998 Stock Option Plan.*

  10(n)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(p)
             with grant of non-qualified stock options to             of Peoples' 1998 Form 10-K.
             consultants/advisors of Peoples under Peoples
             Bancorp Inc. 1998 Stock Option Plan.*


--------------------------------------------------------------------------------------------------------------------------

*Management Compensation Plan

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
