Form 10-Q
period 2002-03-31
PEOPLES BANCORP INC
filed 2002-05-13
CIK 318300

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2002
                            OR
  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

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


                                      45750
                                   ----------
                                   (Zip Code)


Registrant's telephone number, including area code:    (740) 373-3155
===================================================    --------------



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


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, at May 1, 2002: 7,159,970.




                               Page 1 of 28 Pages

                        Exhibit Index Appears on Page 27

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The following Condensed Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Stockholders' Equity, and Consolidated Statements of Cash Flows of Peoples Bancorp Inc. and subsidiaries ("Peoples"), reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with accounting principles generally accepted in the United States. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001, contained herein has been derived from the audited balance sheet included in Peoples' Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K"). Complete audited consolidated financial statements with footnotes thereto are included in Peoples' 2001 Form 10-K.

The consolidated financial statements include the accounts of Peoples and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)
                                                                                   March 31,    December 31,
ASSETS                                                                               2002           2001
Cash and cash equivalents:
     Cash and due from banks                                                   $      24,898   $      31,642
     Interest-bearing deposits in other banks                                            527             346
     Federal funds sold                                                                    -             850
------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                             25,425          32,838
------------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized cost of $341,306 and $329,081 at March 31, 2002, and
     December 31, 2001, respectively)                                                340,484         330,364

Loans, net of unearned interest                                                      780,710         772,856
Allowance for loan losses                                                            (12,426)        (12,357)
------------------------------------------------------------------------------------------------------------
          Net loans                                                                  768,284         760,499
------------------------------------------------------------------------------------------------------------

Bank premises and equipment, net                                                      16,001          16,369
Goodwill                                                                              15,115          15,388
Other intangible assets                                                                1,505           1,622
Other assets                                                                          38,074          36,886
------------------------------------------------------------------------------------------------------------
               Total assets                                                    $   1,204,888   $   1,193,966
============================================================================================================

LIABILITIES
Deposits:
     Non-interest bearing                                                      $      93,823   $      96,533
     Interest bearing                                                                745,399         717,835
------------------------------------------------------------------------------------------------------------
          Total deposits                                                             839,222         814,368
------------------------------------------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased and securities sold under repurchase agreements          31,446          23,752
     Federal Home Loan Bank term advances                                              9,400          32,300
------------------------------------------------------------------------------------------------------------
          Total short-term borrowings                                                 40,846          56,052
------------------------------------------------------------------------------------------------------------

Long-term borrowings                                                                 198,582         192,448
Accrued expenses and other liabilities                                                 7,728           8,188
------------------------------------------------------------------------------------------------------------
               Total liabilities                                                   1,086,378       1,071,056
------------------------------------------------------------------------------------------------------------

Guaranteed preferred beneficial interests in junior subordinated debentures           22,284          29,056

STOCKHOLDERS' EQUITY
Common stock, no par value, 12,000,000 shares authorized - 7,294,237 shares issued at March 31, 2002, and 7,289,266 issued
     at December 31, 2001, including shares in treasury                               78,612          78,664
Accumulated comprehensive income, net of deferred income taxes                          (535)            834
Retained earnings                                                                     21,172          17,735
------------------------------------------------------------------------------------------------------------
                                                                                      99,249          97,233
Treasury stock, at cost, 158,528 shares at March 31, 2002, and
     178,344 shares at December 31, 2001                                              (3,023)         (3,379)
------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                                96,226          93,854
------------------------------------------------------------------------------------------------------------
            Total liabilities, beneficial interests and stockholders' equity  $    1,204,888   $   1,193,966
============================================================================================================





                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)                              Three Months Ended
                                                                                         March 31,
                                                                                   2002              2001
Interest income                                                              $       20,315    $      22,120
Interest expense                                                                      8,156           11,809
-------------------------------------------------------------------------------------------------------------
     Net interest income                                                             12,159           10,311
Provision for loan losses                                                               861              675
-------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses                             11,298            9,636
Other income:
    Service charges on deposits                                                       1,366              807
    Fiduciary revenues                                                                  616              614
    Insurance and investment commissions                                                524              380
    Electronic banking revenues                                                         368              322
    Business owned life insurance                                                       325                -
    Gain on securities transactions                                                      51                2
    (Loss) gain on asset disposals                                                       (7)              20
    Net mark-to-market adjustment on interest rate caps                                   -             (173)
    Other non-interest income                                                            84               78
-------------------------------------------------------------------------------------------------------------
        Total other income                                                            3,327            2,050
Other expenses:
    Salaries and benefits                                                             4,484            3,585
    Occupancy and equipment                                                             926              945
    Trust Preferred Securities expense                                                  561              652
    Marketing                                                                           386              119
    Data processing and software                                                        323              247
    Amortization of goodwill                                                            274              440
    Amortization of other intangible assets                                             111              126
    Other non-interest expense                                                        1,886            1,837
-------------------------------------------------------------------------------------------------------------
        Total other expenses                                                          8,951            7,951
-------------------------------------------------------------------------------------------------------------
Income before income taxes and extraordinary gain                                     5,674            3,735
Income taxes                                                                          1,569            1,139
-------------------------------------------------------------------------------------------------------------
    Income before extraordinary gains                                                 4,105            2,596
Extraordinary gain on early debt extinguishment, net of tax expense of $221             410                -
-------------------------------------------------------------------------------------------------------------
               Net income                                                    $        4,515    $       2,596
=============================================================================================================

Basic earnings per share:

    Income before extraordinary gains                                        $         0.58    $        0.36
-------------------------------------------------------------------------------------------------------------
    Extraordinary gain                                                       $         0.05    $           -
-------------------------------------------------------------------------------------------------------------
    Net income                                                               $         0.63    $        0.36
-------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
    Income before extraordinary gains                                        $         0.57    $        0.36
-------------------------------------------------------------------------------------------------------------
    Extraordinary gain                                                       $         0.05    $           -
-------------------------------------------------------------------------------------------------------------
    Net income                                                               $         0.62    $        0.36
-------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding (basic)                                       7,128,732        7,185,185
-------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding (diluted)                                     7,254,055        7,281,339
-------------------------------------------------------------------------------------------------------------

Cash dividends declared                                                      $        1,078    $         927
-------------------------------------------------------------------------------------------------------------

Cash dividend per share                                                      $         0.15    $        0.13
-------------------------------------------------------------------------------------------------------------



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


 (Dollars in thousands, except share and per share amounts)
                                                                                                        Accumulated
                                                                                                           Other
                                                   Common Stock            Retained       Treasury     Comprehensive
                                                       Shares              Earnings        Stock       Income (Loss)       Total
                                                      Amount
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                     7,289,266   $  78,664    $     17,735   $    (3,379)   $        834     $    93,854
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                                                   4,515                                         4,515
  Other comprehensive income, net of tax
    Unrealized loss on available-for-sale
    securities, net of reclassification                                                                     (1,369)         (1,369)
    adjustment
        Total comprehensive income                                                                                           3,146
Exercise of common stock options
   (reissued 7,659 treasury shares)                             (173)                           390                            217
Tax benefit from exercise of stock options                        30                                                            30
Cash dividends declared                                                       (1,078)                                       (1,078)
Common stock issued under dividend
   reinvestment plan                               4,971          91                                                            91
Purchase of treasury stock, 1,740 shares                                                        (34)                           (34)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                        7,294,237   $  78,612    $     21,172   $     (3,023)   $      (535)     $   96,226
===================================================================================================================================

Comprehensive Income:
Net unrealized appreciation arising during period, net of tax                                               (1,336)
Less: reclassification adjustment for securities gains included in net income, net                              33
of tax
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized appreciation on investment securities                                                        (1,369)
==================================================================================================================================



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                                               Three Months Ended
                                                                                          March 31,
                                                                                2002                     2001
Cash flows from operating activities:
Net income                                                                $        4,515           $        2,596
Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                  861                      675
          Gain on securities transactions                                            (51)                      (2)
          Extraordinary gain on early debt extinguishment                           (631)                       -
          Depreciation, amortization, and accretion                                  966                    1,146
          Decrease (increase) in interest receivable                                  32                     (197)
          (Decrease) increase in interest payable                                    (23)                      17
          Deferred income tax expense (benefit)                                      131                     (178)
          Deferral of loan origination fees and costs                                (54)                     135
          Other, net                                                                (772)                      59
------------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                           4,974                    4,251
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchases of available-for-sale securities                                       (67,988)                       -
Proceeds from sales of available-for-sale securities                              32,793                        -
Proceeds from maturities of available-for-sale securities                         22,599                   14,114
Net (increase) decrease in loans                                                  (8,565)                     602
Expenditures for premises and equipment                                             (133)                     (57)
Proceeds from sales of other real estate owned                                        75                       41
Acquisitions, net of cash received                                                     -                     (162)
Investment in limited partnership and tax credit funds                                 -                     (400)
------------------------------------------------------------------------------------------------------------------
               Net cash (used in) provided by investing activities               (21,219)                  14,138
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Net decrease in non-interest bearing deposits                                     (2,710)                  (4,006)
Net increase in interest-bearing deposits                                         27,564                   37,962
Net decrease in short-term borrowings                                            (15,206)                 (35,443)
Proceeds from long-term debt                                                       7,000                        -
Payments on long-term borrowings                                                    (866)                    (158)
Cash dividends paid                                                                 (983)                    (762)
Purchase of treasury stock                                                           (34)                    (115)
Repurchase of Trust Preferred Securities                                          (6,150)                       -
Proceeds from issuance of common stock                                               217                       74
------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) financing activities                 8,832                   (2,448)
------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                              (7,413)                  15,941
Cash and cash equivalents at beginning of period                                  32,838                   28,449
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $       25,425           $       44,390
==================================================================================================================

Supplemental cash flow information:
    Interest paid                                                         $       4,430            $        6,189
------------------------------------------------------------------------------------------------------------------
    Income taxes paid                                                     $       1,675            $          493
------------------------------------------------------------------------------------------------------------------


NOTES TO FINANCIAL STATEMENTS

Basis of Presentation
---------------------
The accounting and reporting policies of Peoples Bancorp Inc. and Subsidiaries ("Peoples") conform to accounting principles generally accepted in the United States and to general practices within the financial services industry. Peoples considers all of its principal activities to be financial services related. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts, which had no impact on net income, to conform to 2002 presentation. All share and per share information has been adjusted for a 10% stock dividend issued September 12, 2001. The consolidated financial statements include all accounts of Peoples' parent company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

1.  Mergers and Acquisitions
    On January 4, 2002, Peoples announced it had signed a stock purchase agreement with the shareholders of First Colony Bancshares, Inc. ("First Colony") to acquire all of the outstanding common stock of First Colony, the holding company of The Guernsey Bank, Federal Savings Bank based in Cambridge, Ohio. Under the terms of the agreement, Peoples has agreed to pay approximately $18 million total cash consideration and assume approximately $2 million of First Colony debt to acquire full-service office locations in Cambridge (two offices), Byesville, Quaker City in Ohio's Guernsey County and Flushing in Ohio's Belmont County, involving assets of approximately $110 million and deposits of approximately $100 million. Peoples will not acquire the Worthington, Ohio, operations, or its related loans and deposits, and will operate the Guernsey and Belmont County offices as full-service sales office of Peoples Bank. This transaction is subject to regulatory approval and Peoples anticipates completing the acquisition in late second quarter or early third quarter of 2002.

    On May 6, 2002, Peoples announced that Peoples Bank had signed a definitive agreement to acquire a full-service banking center in Malta, Ohio, from Century National Bank of Zanesville, Ohio, a subsidiary of Park National Corporation of Newark, Ohio. At March 31, 2002, the Century National Bank's Malta banking center had $4 million in loans and $10 million in total deposits, including about $3 million of core deposits (checking and savings accounts). Peoples expects to serve the Malta office customers from its full-service office in neighboring McConnelsville. The proposed transaction is subject to regulatory approval and is anticipated to be completed in the third quarter of 2002.

2.  Accounting Pronouncements
    On January 1, 2002, Peoples adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") issued by the Financial Accounting Standards Board in July 2001. Under SFAS 142, Peoples is no longer required to amortize approximately $6.0 million of its goodwill, but rather must perform, at least annually, an assessment for impairment applying a fair-value based test. Peoples continues to amortize the portion of goodwill recorded in accordance with Statement of Financial Accounting Standards Number 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and separable intangible assets that are not deemed to have an indefinite life. As a result, Peoples' goodwill amortization expense decreased $166,000, or approximately $0.02 per share, totaling $274,000 in the first quarter of 2002 compared to $440,000 in the first quarter of 2001. The following is pro forma information for the three months ended March 31, 2002 and 2001, assuming SFAS 142 had been in effect for both periods:

(Dollars in thousands, except share and per share data)     2002        2001

Amortization of goodwill                                 $    274    $    274
Total other expense                                         8,951       7,785
Income before extraordinary gains                           4,105       2,762
Net income                                               $  4,515    $  2,762
Basic earnings per share:
    Income before extraordinary gains                    $   0.58    $   0.38
    Net income                                           $   0.63    $   0.38
Diluted earnings per share:
    Income before extraordinary gains                    $   0.57    $   0.38
    Net income                                           $   0.62    $   0.38

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                          SELECTED GAAP FINANCIAL DATA
The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows:
                                                                                                For the Three
                                                                                            Months Ended March 31,
SIGNIFICANT RATIOS                                                                        2002                2001
Return on average equity (a)                                                                18.62 %             12.15 %
Return on average assets  (a)                                                                1.50 %              0.91 %
Net interest margin (b)                                                                      4.52 %              3.98 %
Non-interest income leverage ratio (c)                                                      38.33 %             29.80 %
Efficiency ratio (d)                                                                        54.24 %             57.81 %
Average stockholders' equity to average assets                                               8.04 %              7.51 %
Cash dividends to net income                                                                23.88 %             35.71 %
Loans net of unearned interest to deposits (end of period)                                  93.03 %             93.06 %
Allowance for loan losses to loans net of unearned interest (end of period)                  1.59 %              1.60 %
--------------------------------------------------------------------------------------------------------------------------

CAPITAL RATIOS
Tier I capital ratio                                                                        12.37 %             12.98 %
Risk-based capital ratio                                                                    13.72 %             14.32 %
Leverage ratio                                                                               8.63 %              8.89 %
--------------------------------------------------------------------------------------------------------------------------


PER SHARE DATA
Net income per share - basic                                                         $       0.63        $       0.36
Net income per share - diluted                                                               0.62                0.36
Cash dividends per share                                                                     0.15                0.13
Book value per share                                                                 $      13.49        $      12.44
Weighted average shares outstanding - Basic                                             7,128,732           7,185,185
Weighted average shares outstanding - Diluted                                           7,254,055           7,281,339
--------------------------------------------------------------------------------------------------------------------------

(a) Includes the effect of extraordinary gains.
(b) Calculated using fully-tax equivalent net interest income as a percentage of average earning assets.
(c) Non-interest income (less securities and asset disposal gains) as a percentage of non-interest expense (less intangible amortization). Significant non-recurring items are excluded from the calculation.
(d) Non-interest expense (less intangible amortization) as a percentage of fully tax equivalent net interest income plus non-interest income. Significant non-recurring items are excluded from the calculation.



                              OTHER FINANCIAL DATA
The following data is prepared on a basis of accounting different from the preceding table, which was prepared in accordance with generally accepted accounting principles ("GAAP"), and excludes the impact of certain items which management believes will assist the reader in better understanding Peoples' core operating results and tangible (cash basis) results:

                                                                                                For the Three
OPERATING RATIOS (a)                                                                        Months Ended March 31,
Operating return on average equity                                                          16.81 %             12.60 %
Operating return on average assets                                                           1.35 %              0.95 %
Operating income per share - basic                                                   $       0.57        $       0.37
Operating income per share - diluted                                                 $       0.56        $       0.37
--------------------------------------------------------------------------------------------------------------------------
CASH BASIS RATIOS (b)
Cash basis operating return on average equity                                               21.60 %             18.35 %
Cash basis operating return on average assets                                                1.46 %              1.10 %
Tangible book value per share                                                        $      11.16        $       9.85
Cash basis earnings per share - diluted                                                      0.66                0.41
Cash basis operating earnings per share - diluted                                    $       0.60        $       0.42
--------------------------------------------------------------------------------------------------------------------------

(a) Excludes after-tax impact of non-operating gains of $439,000 and $14,000 in 2002 and 2001, respectively, and after-tax impact of $112,000 loss relating to the adoption of a new accounting pronouncement for derivatives (SFAS
     133) relative to the mark-to-market adjustment on interest rate caps in 2001.
(b) Excludes after-tax impact of intangible amortization expense of $254,000 and $396,000 in 2002 and 2001, respectively, and the after-tax impact on the balance sheet impact of excluding $16,620,000 and $18,793,000 of goodwill and other intangible assets acquired through use of purchase accounting for acquisitions.

Introduction
------------
The following discussion and analysis of the Consolidated Financial Statements of Peoples is presented to provide insight into management's assessment of the financial results. Peoples' subsidiaries are Peoples Bank, National Association ("Peoples Bank"), Peoples Investment Company, PEBO Capital Trust I and PEBO Capital Trust II. Peoples Bank also operates Peoples Insurance Agency, Inc. ("Peoples Insurance"), which offers a full range of life, property, and casualty insurance products to customers in Peoples' markets, and Peoples Loan Services, Inc., which invests in certain loans originated in Peoples' markets. Peoples Investment Company also owns Peoples Capital Corporation.

Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency. Peoples Bank offers complete financial products and services through 40 financial service locations and 26 ATMs in Ohio, West Virginia, and Kentucky. Peoples Bank's e-banking service, Peoples OnLine Connection, can be found on the Internet at www.peoplesbancorp.com. Peoples Bank provides an array of financial products and services to customers that include traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. Peoples Insurance makes available investment and insurance products. Peoples provides services through ordinary walk-in offices and automobile drive-in facilities, automated teller machines, banking by phone, and the Internet.

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

Peoples Investment Company and Peoples Capital Corporation were formed in
2001 permitting management to deploy investable funds better and providing new opportunities to make investments, including, but not limited to, low-income housing tax credit funds, that are either limited or restricted at the bank level.

This discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements and footnotes thereto and the ratios, statistics, and discussions contained elsewhere in this Form 10-Q.

References will be found in this Form 10-Q to the following transactions that have impacted or will impact Peoples' results of operations:

     On November 9, 2001, Peoples announced authorization to repurchase 175,000 (or approximately 2.5% of Peoples' outstanding common shares) from time to time in open market or privately negotiated transactions (the "2002 Stock Repurchase Program"). Management may choose to purchase shares, based on timing and prices it deems appropriate through the expiration of the 2002 Stock Repurchase Program on December 31, 2002.

     On January 4, 2002, Peoples announced it had signed a stock purchase agreement with the shareholders of First Colony Bancshares, Inc. ("First Colony") to acquire all of the outstanding common stock of First Colony, the holding company of The Guernsey Bank, Federal Savings Bank based in Cambridge, Ohio. Under the terms of the agreement, Peoples has agreed to pay approximately $18 million total cash consideration and assume approximately $2 million of First Colony debt to acquire full-service office locations in Cambridge (two offices), Byesville, Quaker City in Ohio's Guernsey County and Flushing in Ohio's Belmont County, involving assets of approximately $110 million and deposits of approximately $100 million. Peoples will not acquire the Worthington, Ohio, operations, or its related loans and deposits, and will operate the Guernsey and Belmont County offices as full-service sales offices of Peoples Bank. This transaction is subject to regulatory approval and is expected to be completed in late second or early third quarter of 2002.

     On April 10, 2002, Peoples issued $7.0 million of LIBOR based variable rate trust preferred securities through PEBO Capital Trust II (a newly-formed subsidiary), which participated in a pooled offering. PEBO Capital Trust II used the proceeds from the issuance to purchase, from Peoples, Variable Rate Junior Subordinated Debentures due April 22, 2032 (the "Debentures"). Peoples intends to use the net proceeds from the sale of the Debentures for general corporate purposes, which may include capital contributions to Peoples Bank and the financing of future acquisitions.

The impact of these transactions, where significant, is discussed in the applicable sections of this Management's Discussion and Analysis.




                              RESULTS OF OPERATIONS

Overview of the Income Statement
--------------------------------
For the three months ended March 31, 2002, net income totaled $4,515,000, or $0.62 per diluted share, up from $2,596,000, or $0.36 per diluted share, for the first quarter of 2001 and $3,537,000, or $0.49 per diluted share, for the fourth quarter of 2001 (the "linked quarter"). The increased net income in the first quarter of 2002 is due in large part to higher levels of net interest income and non-interest revenues, which grew $1,848,000 (or 18%) and $1,082,000 (or 49%), respectively, compared to the first quarter of 2001.

On an operating basis, income was $4,076,000 in the first quarter of 2002, up $548,000 (or 16%) from $3,528,000 in the linked quarter. Operating diluted earnings per share were $0.56 for the three months ended March 31, 2002, versus $0.49 the prior quarter, an increase of $0.07 per share (or 14%). Compared to the first quarter of 2001, operating income grew $1,382,000 (or 51%) from $2,694,000 while operating diluted earnings per share increased $0.19 (or 51%). Operating earnings do not include the extraordinary gain of $631,000 (and related tax expense of $221,000) relating to the purchase, at a discount, of $7.0 million of trust preferred securities issued by PEBO Capital Trust I ("Trust Preferred Repurchase") and the $51,000 pre-tax gain on sales of investment securities, as well as the $7,000 pre-tax loss on asset disposals for the current period and related items in the comparative quarters.

Through the first three months of 2002, return on average equity was 18.62% versus 14.76% and 12.15% in the fourth and first quarters of 2001, respectively, while operating return on average equity was 16.81% versus 14.72% for the linked quarter and 12.60% for the first three months of 2001.

Peoples has made several acquisitions in prior years accounted for under the purchase method of accounting. Included in other assets is $16,620,000 of goodwill and identified intangible assets (primarily core deposits). Peoples calculates it tangible book value per share by excluding these intangible assets from its total stockholders' equity. While SFAS 142 eliminated a portion of Peoples' goodwill amortization expense, Peoples, as required, continues to amortize the remainder of its intangible assets acquired in banking center acquisitions and core deposit intangibles. Cash basis operating earnings, which excludes the impact of all intangible assets and related amortization expense, net of applicable taxes, as well as significant non-operating income and expenses excluded from operating income discussed previously, grew to $0.60 per share for the first quarter of 2002 versus $0.42 for the three months ended March 31, 2001, and $0.55 for the linked quarter, increases of $0.18 (or 43%) and $0.05 (or 9%), respectively. Cash basis operating ROE was 21.60% for the quarter ended March 31, 2002, compared to 18.35% the same period a year ago and 20.16% last quarter.

Net interest income totaled $12,159,000 for the first quarter of 2002, up $915,000 (or 8%) compared to the linked quarter and up $1,848,000 (or 18%) compared to the first quarter of 2001. For the quarter ended March 31, 2002, net interest margin was 4.52% versus 4.30% in the prior quarter and 3.98% a year ago. This improvement in net interest income and net interest margin is attributable to interest rate cuts in 2001, which provided opportunities to lower funding costs, as well as modest growth in average earning assets in 2002.

For the quarter ended March 31, non-interest income (excluding non-operating gains and losses) totaled $3,283,000 in 2002 compared to $2,201,000 in 2001, an increase of $1,082,000 (or 49%), with a $559,000 (or 69%) increase in deposit account service charges and business owned life insurance income ("BOLI") of $325,000 accounting for the majority of the growth. Compared to the linked quarter, non-interest income was down $460,000 (or 12%) from $3,743,000, the result of Peoples' recognition of non-recurring income of $877,000 relating to a demutualization in the fourth quarter of 2001. Non-interest expense grew $1.0 million (or 13%) compared to the first quarter of 2001, but declined $225,000 (or 2%) when compared to the linked quarter. The increase from a year ago is due largely to higher salaries and benefits expenses and marketing costs, which were up $889,000 (or 25%) and $267,000 (or 224%), respectively, while reduced intangible amortization and trust preferred expense reductions of $232,000 (or 38%)and $84,000 (or 13%), respectively, account for the majority of the decrease versus 2001's fourth quarter.


Interest Income and Expense
---------------------------
Peoples derives a majority of its interest income from loans and investment securities and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue. Management periodically adjusts the mix of assets and liabilities in an attempt to manage and improve net interest income; however, factors that influence market interest rates, such as interest rate changes by the Federal Reserve and Peoples' competitors, may have a greater impact on net interest income than those adjustments made by management. Consequently, a volatile rate environment can make it difficult to manage net interest margin and income, let alone predict future changes.

Peoples' net interest income totaled $12,159,000 in first quarter of 2002 compared to $10,311,000 in the same quarter the prior year, an increase of $1,848,000 (or 18%). Compared to the linked quarter, net interest income grew $915,000 (or 8%) from $11,244,0000. For the three months ended March 31, 2002, total interest income was $20,315,000, down $1,805,000 (or 8%) compared to last year and down $224,000 (or 1%) versus the linked quarter. Interest expense totaled $8,156,000, down $3,653,000 (or 31%) and $1,139,000 (or 12%) compared to the first and fourth quarters of 2001. The improvement in net interest income is due to a modest increase in earnings assets and the combination of the Federal Reserve's aggressive lowering of key interest rates throughout 2001 and Peoples' proactive management of funding costs.

Since Peoples derives a portion of its interest income from states and political subdivisions, which is exempt from taxation, management believes it is more meaningful to analyze net interest income on a fully-tax equivalent ("FTE") basis, which adjusts interest income by converting tax-exempt income to the pre-tax equivalent of taxable income using a tax rate of 35%. In first quarter of 2002, interest income was increased by $351,000 for the impact of the tax-equivalent adjustment, resulting in FTE net interest income of $12,510,000, up $1,937,000 (or 18%) from $10,573,000 a year ago and up $968,000 (or 8%)
compared to the linked quarter. The FTE yield on Peoples' earning assets was 7.49% for the quarter ended March 31, 2002, versus 7.73% for the fourth quarter of 2001 and 8.48% for the first quarter of 2001, while the cost of interest-bearing liabilities was 3.37%, 3.90% and 5.13% for the same periods, respectively.

Earning assets averaged $1.1 billion in first quarter of 2002, up $48.3 million (or 5%) compared to the prior year, with the majority of the increase attributable to modest growth in loan and investment balances. Average loans increased $37.8 million (or 5%) versus the first quarter of 2001, while average investments are up $14.4 million (or 4%). Peoples' average interest-bearing liabilities increased $50.8 million (or 5%) in 2002 from $931.1 million for the first quarter of 2001, the majority of which is due to increases in deposit volumes.

Net interest margin (calculated by dividing FTE net interest income by average interest-earning assets) serves as an important measurement of the net revenue stream generated by the mix and pricing of Peoples' earning assets and interest-bearing liabilities. In the first quarter of 2002, Peoples' net interest margin improved to 4.52% compared to 4.30% and 3.98% for the fourth and first quarters of 2001. The Federal Reserve's 475 basis point reduction in key interest rates in 2001 was the significant driver of improvement in net interest margin, which facilitated a lowering of Peoples' costs of funds; however, the magnitude of this reduction has intensified the pressure for lower loan rates in Peoples' markets. Management believes these rate cuts will continue to have a positive impact on net interest income streams in the second quarter of 2002, although, any improvements could be limited by decreases in income from prime based commercial loan repricings, other loan refinancings or increases in market interest rates.

Loans account for the largest portion of earning assets, averaging $778.2 million for the three months ended March 31, 2002, with a FTE yield of 7.87%, compared to average loans of $740.4 million, with a FTE yield of 9.09%, in the first quarter of 2001. Average investment securities increased $14.4 million (or 4%) in the first quarter of 2002 to $342.8 million from 2001's first quarter average of $328.4 million. The FTE yield on investments was 6.41% in the first quarter of 2002 compared to 6.85% a year ago. Yields on both loans and investment securities have been impacted by lower market interest rates.

Traditional deposits comprise a majority of Peoples' interest bearing liabilities, averaging $725.5 million in the first quarter of 2002 compared to $687.6 million a year ago. Cost of funds from interest bearing deposits was 3.10% in the first quarter of 2002 compared to 3.74% and 5.04% in the fourth and first quarters of 2001, respectively. Peoples lowered rates paid on interest bearing deposit accounts in response to the Federal Reserve's rate cuts, but changes in deposit mix due to volume increases in certificates of deposit, as well as competitive rates paid on these deposits, have tempered the overall drop in average deposit costs. In the second quarter of 2002, management anticipates deposit costs to remain near current levels; however, the Fed has indicated interest rates may increase in 2002, which could cause Peoples' deposit costs to increase.

In addition to traditional deposits, Peoples utilizes a variety of borrowings, both short-term and long-term, as complementary funding sources. Total borrowed funds averaged $256.4 million for the three months ended March 31, 2002, up $12.9 million (or 5%) from the prior year's average. The cost of Peoples' borrowed funds declined 127 basis points during the same period to 4.13%. The lower borrowing cost is primarily due to Peoples repaying higher cost borrowings in the latter half of 2001 and replacing them with borrowings at lower rates, while the increased volume reflects Peoples' planned growth of the investment portfolio. Peoples' main source of borrowed funds is short and long-term advances from the FHLB. The short-term FHLB advances are primarily LIBOR based advances while the long-term FHLB advances consist largely of 10-year borrowings with initial fixed rate periods. After the initial fixed rate period, the FHLB has the option to convert each advance to a LIBOR based, variable rate advance; however, Peoples may repay the advance, without a penalty, if the FHLB exercises its option.

In the first quarter of 2002, Peoples' short-term FHLB borrowings averaged $32.7 million, at a cost of 1.81%, compared to $10.8 million and an average cost of 2.10% in the linked quarter and $52.6 million and an average cost of 6.18% in the first quarter of 2001. Average long-term FHLB borrowings were up $21.1 million (or 12%) compared to last quarter and up $55.4 million (or 40%) versus a year ago, totaling $192.8 million for the quarter ended March 31, 2002, while the average cost dropped to 4.87% from 4.97% and 4.96% for the fourth and first quarters of 2001. In the second half of 2001, Peoples converted a portion of its short-term FHLB advances to long-term advances to secure lower rate, longer-term funding. Management will continue to use a variety of FHLB borrowings to fund asset growth and manage interest rate sensitivity, as deemed appropriate.

Peoples' cash management services (offered to a variety of business customers) also provide short-term funding, primarily in the form of overnight repurchase agreements. For the three months ended March 31, 2002, overnight repurchase agreements (excluding balances of wholesale market term repurchase agreements) averaged $22.9 million, a decrease of $4.5 million (or 16%) from last year's average of $27.4 million. The decreased volume of repurchase agreements compared to the first quarter of 2001 is due largely to a withdrawal of a significant balance in mid-year 2001 by a client who opted for an alternative investment product. The average rate paid on overnight repurchase agreements was 1.51%, down 359 basis points from the prior year, a result of reductions in the market index tied to the pricing of these accounts.

Peoples also periodically accesses national market repurchase agreements to diversify short-term funding sources. In the first quarter of 2002, wholesale market term repurchase agreements averaged $6.4 million at a rate of 3.60%, down from $24.1 million and an average rate of 6.24% in 2001's first quarter. Peoples has reduced the amount of wholesale repurchase agreements outstanding due to the availability and attractiveness of other funding sources. Management may continue to access such funding in the future, as deemed appropriate.

In the first quarter of 2002, the combination of the Federal Reserve's rate cuts in 2001 and Peoples' proactive management of funding costs has resulted in the costs of funds dropping more than the yield on earning assets. As a result, Peoples has benefited through improved net interest income and margin. However, Peoples' current asset-liability simulations indicate that an increase in interest rates later this year could have a moderately negative impact based on Peoples' current interest rate risk position. Although management continually works to mitigate the impact of future rate changes, Peoples' net interest margin and income remains difficult to predict, and to manage, in volatile interest rate environments.


Provision for Loan Losses
-------------------------
Peoples' provision for loan losses totaled $861,000 for the first quarter of 2002, compared to $634,000 last quarter and $675,000 a year ago. The increased provision is based upon management's ongoing evaluation of the adequacy of the allowance for loan losses and factors affecting probable loan losses, as well as provisions relating to the Overdraft Privilege program of $161,000 and $34,000 in the first quarter of 2002 and fourth quarter of 2001, respectively. Management believes the current provision is appropriate for the overall quality, inherent risk and volume concentrations of Peoples' loan portfolio.

While the overall quality of Peoples' loan portfolio remains strong, management anticipates that the provision for the second quarter of 2002 will increase marginally compared to recent quarters due in part to the Overdraft Privilege program and other loan quality factors. Ultimately, the provision will increase or decrease each quarter based upon the results of Peoples' formal analysis of the allowance for loan losses. Further information can be found later in this discussion under "Allowance for Loan Losses."


Gains and/or Losses on Securities Transactions
----------------------------------------------
For the three months ended March 31, Peoples recognized net gains on securities transactions of $51,000 in 2002 compared to $2,000 for the same period in 2001. The net gains on securities transactions in the first quarter of 2002 is due largely to the sale of the Anthem stock, received in the fourth quarter of 2001 as part of a demutualization, at a gain of $172,000. The gain on the Anthem sale was partially offset by a loss of $112,000 on the sale of a $31 million callable agency bond. This sale was part of management's plan to balance the yield and overall maturity and duration of the investment portfolio. As for the first quarter of 2001, the net gains resulted from normal portfolio activity.


Gains and/or Losses on Asset Disposals
--------------------------------------
Net losses on asset disposals totaled $7,000 for the quarter ended March 31, 2002, compared to net gains of $20,000 in the same period last year. The gains and losses were the result of asset disposals in conjunction with normal asset replacement.


Mark-to-Market Adjustment on Interest Rate Caps
-----------------------------------------------
On January 1, 2001, Peoples adopted Statement of Financial Accounting Standards Number 133 "Accounting for Derivative Instruments and Hedging Instruments" ("SFAS No. 133"), as required. As a result of this adoption, Peoples recognized the change in market value of certain interest rate contracts as an increase or decrease to income. In the first quarter of 2001, the net mark-to-market adjustment was $173,000, reducing net income by $112,000, or $0.02 per share. Management does not anticipate any additional adjustments related to Peoples' existing interest rate cap contracts.


Non-Interest Income
-------------------
Peoples generates non-interest income from five primary sources: deposit account service charges, fiduciary activities, investment and insurance commissions, electronic banking and business owned life insurance income ("BOLI"). For the three months ended March 31, non-interest income (excluding all non-operating gains and losses) totaled $3,283,000 in 2002 compared to $2,201,000 in 2001, an increase of $1,082,000 (or 49%), with increased deposit account service charges and BOLI the key contributors, accounting for $559,000 and $325,000 of the growth, respectively. Compared to the linked quarter, non-interest income was down $460,000 (or 12%) from $3,743,000, the result of Peoples' recognition of non-recurring income of $877,000 in the fourth quarter of 2002 relating to a demutualization.

Service charges on deposits remain Peoples' largest source of non-interest revenues, reaching $1,366,000 in the first quarter of 2002, up $559,000 (or 69%) from $807,000 a year ago and up $317,000 (or 30%) from $1,049,000 in the prior quarter, due to higher volumes of overdraft and non-sufficient funds fees. Peoples' implementation of the Overdraft Privilege program and other enhancements in late 2001 led to volume increases and helped boost overdraft fees by $392,000 (or 141%) compared to the prior year and $198,000 (or 42%) versus 2001's fourth quarter total. Management expects deposit service charges to remain near first quarter levels or increase modestly in the second quarter of 2002.

Electronic banking is one of Peoples' many delivery channels for providing products and services to its clients and includes ATM and debit card services, direct deposit services and Internet banking. Electronic banking revenues grew $46,000 (or 14%) in the first quarter of 2002, totaling $368,000 compared to the same period in the previous year, but down $22,000 (or 6%) from the linked quarter. Sustained growth of ATM and debit card usage by Peoples' clients accounts for the higher revenues versus last year, while the decline from the linked quarter can be attributed to heavier debit card usage in the fourth quarter of 2001 due to peak holiday shopping. Management will continue to explore and develop new e-banking capabilities that complement existing delivery channels, both traditional and non-traditional, and produce additional sources of revenue.

Insurance and investment commissions were $524,000 in the first quarter of 2002, up $144,000 (or 38%) from $380,000 a year ago and up $97,000 (or 23%) versus the fourth quarter of 2001's total of $427,000. While these increases are primarily the result of strong annuity sales in the first quarter of 2002, additional property and casualty insurance commissions also contributed to the growth. In the first quarter of 2002, commissions from the sale of annuities totaled $280,000 versus $58,000 a year ago and $190,000 in the fourth quarter of 2001, and property and casualty insurance commissions increased $23,000 (or 37%) compared to $62,000 in the first quarter of 2001 but were flat versus the linked quarter's total. Peoples' fiduciary fees totaled $616,000 in the quarter ended March 31, 2002, versus $614,000 a year ago and $640,000 last quarter. Management believes the completion of the First Colony acquisition will provide additional opportunities to grow these revenues and continues to pursue new ways to provide asset and risk management products to Peoples' clients and prospects. Insurance and investment commission, as well as fiduciary revenues, should continue to be a significant contributor to future non-interest income growth.

For the quarter ended March 31, 2002, BOLI produced tax-advantaged income of $325,000 compared to $239,000 last quarter, an increase of $86,000 (or 36%) attributable to an adjustment in the mix of investment funds during the first quarter. Management believes BOLI income will remain at first quarter levels for the remainder of 2002. Due to the timing of Peoples' BOLI purchase in mid-2001, Peoples recognized no income in the first quarter of 2001.


Non-Interest Expense
--------------------
For the three months ended March 31, 2002, non-interest expense grew $1.0 million (or 13%) compared to the first quarter of 2001 but declined $225,000 (or 2%) when compared to the linked quarter. The increase from 2001's first quarter is due largely to higher salaries and benefits expenses and marketing costs, while the decrease versus the linked quarter is the result of reduced intangible amortization and trust preferred expenses.

Salaries and benefits continue to be Peoples' largest component of non-interest expense, which is inherent in a service-based industry such as financial services. In the first quarter of 2002, salaries and benefits totaled $4,484,000 compared to $3,585,000 for the same period last, an increase of $899,000 (or 25%). Higher incentive and medical plan expenses, as well as salary increases necessary to retain and recruit key personnel were significant contributors to this increase. Salaries and benefit expenses were down $89,000 (or 2%) in the first quarter of 2002 compared to the linked quarter. At March 31, 2002, Peoples had 398 full-time equivalent associates, up from 392 a year ago. Management will continue to leverage Peoples' resources, while retaining and recruiting key associates, to effectively optimize customer service and produce additional future revenue streams.

In the first quarter of 2002, Peoples aggressively advertised its new Free Checking and Overdraft Privilege products and implemented a new marketing campaign designed to build brand name awareness in Peoples' markets. As a result, Peoples' marketing expenses were up compared to recent periods, totaling $386,000 for the three months ended March 31, 2002 versus $119,000 a year ago and $178,000 for the linked quarter, increases of $267,000 (or 224%) and $208,000 (or 117%), respectively. Management believes these initiatives will help attract new clients and produce benefits in future periods and does not anticipate similar levels of marketing expenses in the second quarter as those in the first quarter of 2002.

Peoples' intangible amortization expense of $385,000 in the first quarter of 2002 was down $232,0000 (or 38%) from $617,000 last quarter, due largely to Peoples' adoption of SFAS 142. Compared to 2001's first quarter, intangible amortization expense declined $181,000 (or 32%) in 2002. For the quarter ended March 31, 2002, Peoples' trust preferred costs fell in response to the Trust Preferred Repurchase, totaling $561,000, down from $645,000 and $652,000 in the fourth and first quarters of 2001, respectively. As a result of the PEBO Capital Trust II issuance in April 2002, trust preferred costs will increase in the second quarter of 2002 and should approximate $630,000. Peoples' other major non-interest expense categories were below their levels in recent periods, except data processing and software costs, which were up $76,000 (or 31%) compared to a year ago due to software licensing renewal fees.

Management uses the non-interest income leverage ratio to measure efficiency and Peoples' performance. The ratio, defined as non-interest income as a percentage of operating expenses, excludes gains and losses on securities transaction and asset disposals, as well as intangible asset amortization. In the first quarter of 2002, Peoples' non-interest income leverage ratio was 38.3% compared to 43.6% last quarter and 29.8% for the three months ended March 31, 2001. Enhanced deposit account service charges, as well as the revenue streams generated from Peoples' BOLI investment accounted for a majority of the improvement compared to last year while the demutualization income boosted fourth quarter 2001's ratio. In the second quarter of 2002, operating expenses should remain at or slightly below the first quarter of 2002 levels, as management continues to implement strategies aimed at producing additional non-interest income without proportional increases in expense.


Return on Equity
----------------
Peoples' return on equity ("ROE") was 18.62% in first quarter of 2002 versus 12.15% the prior year and 14.76% in the linked quarter. On a cash basis, ROE was 23.79% for the three months ended March 31, 2002, compared to 17.76% and 20.20% for the quarters ended March 31 and December 31, 2001, respectively. On an operating basis, ROE was 16.81% in the first quarter of 2002 versus 12.60% in 2001's first quarter and 14.72% in the linked quarter, while cash basis ROE was 21.60%, 18.35% and 20.16% for the same periods, respectively.

The ROE improvement in the first quarter of 2002 is due primarily to Peoples' higher earnings, while the mark-to-market adjustment on available-for-sale investment portfolio lowered equity $1.4 million since year-end 2001and further enhanced the ratio. As market interest rates change, both the investment and equity sections of Peoples' balance sheet are sensitive to the corresponding change in the overall market value of the investment portfolio. Since ROE will continue to be impacted by changing market conditions, management focuses on earnings per share ("EPS") as the most meaningful measurement of short-term performance.


Return on Assets
----------------
Return on assets ("ROA") in the first quarter of 2002 was 1.50% and operating ROA was 1.35%, up from 0.91% and 0.95% a year ago. Removing the impact of intangibles and related amortization expense, operating ROA was 1.46% for the quarter ended March 31, 2002, up from 1.10% in 2001's first quarter.

In recent years, the primary focus of both the investment community and management has shifted to EPS enhancement and ROE while reducing the emphasis on ROA as a key performance indicator. However, management continues to monitor ROA and considers it a measurement of Peoples' asset leverage. Management expects any further enhancement to ROA in 2002 to be minimal.


Income Tax Expense
------------------
Peoples has made several tax advantaged investments in recent periods, including investments in low-income housing tax credit funds and the purchase of BOLI. At March 31, 2002, the total amount of tax advantaged investments included in Other Assets approximated $27.1 million compared to $3.5 million a year ago. Peoples' effective tax rate was 28.4% in first quarter of 2002 versus 30.5% last year. Depending on economic and regulatory conditions, Peoples may make additional investments in various tax credit pools over the next several years that could impact Peoples' effective tax rate and overall tax burden.




                               FINANCIAL CONDITION

Overview of Balance Sheet
-------------------------
At March 31, 2002, total assets were $1.20 billion compared to $1.19 billion at year-end 2001, an increase of $10.9 million (or 1%). Gross loans grew $7.9 million (or 1%) during the first three months of 2002 from $772.9 million at December 31, 2001, with commercial and real estate loans accounting for the increase. In the first quarter of 2002, Peoples planned growth of the investment portfolio resulted in total investment securities of $340.5 million at March 31, 2002, up $10.1 million (or 3%) from year-end 2001.

Liabilities totaled $1.09 billion at March 31, 2002 compared to $1.07 billion at year-end 2001, an increase of $15.3 million (or 1%). At March 31, 2002, Peoples' total deposits were $839.2 million versus $814.4 million at year-end, as growth in interest-bearing balances of $27.6 million (or 4%) was partially offset by a decline in non-interest bearing deposits of $2.7 million (or 3%). During the first quarter of 2002, the amount of borrowed funds declined 4% from $248.5 million at year-end 2001, to $239.4 million at March 31, 2002.

As a result of the Trust Preferred Repurchase, the balance of Trust Preferred Securities, presented on the balance sheet as "Guaranteed preferred beneficial interest in junior subordinated debentures", declined $6.8 million (or 23%) since year-end to $22.3 million at March 31, 2002. However, the issuance of new securities through PEBO Capital Trust II will cause the balance to increase in the second quarter of 2002 and help maintain Peoples' strong capital ratios.

Stockholders' equity totaled $96.2 million at March 31, 2002, versus $93.9 million at December 31, 2001, an increase of $2.3 million (or 3%). The higher level of equity in 2002 is due primarily to increased earnings, net of dividends paid and mark-to-market adjustments on Peoples' investment portfolio.


Cash and Cash Equivalents
-------------------------
Peoples' cash and cash equivalents are Federal funds sold, cash and balances due from banks, and interest bearing balances in other institutions. The amount of cash and cash equivalents fluctuates on a daily basis due to client activity and Peoples' liquidity needs. At March 31, 2002, cash and cash equivalents totaled $25.4 million, down $7.4 million (or 23%) compared to $32.8 million at December 31, 2001. This decrease is due largely to additional items in process of collection at year-end. At December 31, 2001, Peoples had Federal funds sold of $850,000 compared to no Federal funds sold at March 31, 2002, which also contributed to the overall decrease in cash and cash equivalents.

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


Investment Securities
---------------------
At March 31, 2002, the amortized cost of Peoples' investment securities totaled $341.3 million compared to $329.1 million at year-end 2001, while the market value of the investment portfolio was up $10.1 million from $330.4 million at December 31, 2001, to $340.5 million at March 31, 2002. In first quarter of 2002, management continued to implement the planned growth of the investment portfolio initiated in late 2001 that was intended to return the portfolio, as a percent of earning assets, to pre-2000 levels in anticipation of modest loan growth in 2002.

The difference in amortized cost and market value at March 31, 2002, resulted in unrealized depreciation in the investment portfolio of $822,000 and a corresponding decrease in Peoples' equity of $535,000, net of deferred taxes. In comparison, the difference in amortized cost and market value at December 31, 2001, resulted in unrealized appreciation of $1,283,000 and an increase in equity of $834,000, net of deferred taxes.

At March 31, 2002, Peoples' investment in US treasury securities and obligations of US government agencies and corporations decreased $35.5 million (or 54%) versus year-end 2001, due primarily to the sale of a $31.0 million callable security late in the first quarter. Management reinvested $16 million of the proceeds from this sale in mortgage-backed securities and obligations of states and political subdivisions by March 31, 2002, which accounts for a portion of the increase in those security types, and intends to reinvest the remaining proceeds along with principal runoff from the investment portfolio during the second quarter of 2002. The following table details Peoples' investment portfolio, at estimated fair value:


(Dollars in Thousands)                            March 31,  December 31,   March 31,
                                                   2002         2001          2001
US Treasury securities and obligations of
    US government agencies and corporations        $  30,774   $  66,294    $ 100,745
Obligations of states and political subdivisions      60,710      49,562       38,969
Mortgage-backed securities                           199,953     166,269      140,123
Other securities                                      49,047      48,239       44,671
-------------------------------------------------------------------------------------
     Total available-for-sale securities           $ 340,484   $ 330,364    $ 324,508
=====================================================================================

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee ("ALCO") meetings. The ALCO also monitors net interest income, sets deposit pricing and maturity guidelines, and manages Peoples' interest rate risk. Through active management of the balance sheet and investment portfolio, Peoples maintains sufficient liquidity to satisfy depositor demand, other company liquidity requirements and various credit needs of its customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable.


Loans
-----
Peoples Bank primarily focuses on lending opportunities in central and southeastern Ohio, northern West Virginia, and northeastern Kentucky markets, especially retail lending, which includes single-family residential mortgages and other consumer lending. At March 31, 2002, gross loans totaled $780.7 million, an increase of $7.9 million (or 1%) since year-end 2001. In the first quarter of 2002, Peoples experienced growth in commercial, financial and agricultural loans ("commercial loans"), as well as real estate loans; however, consumer loans continued to decline and partially offset the commercial and real estate loan growth. The following table details total outstanding loans:


(dollars in thousands)                       March 31,    December 31,    March 31,
                                               2002          2001           2001
Commercial, financial, and agricultural   $   352,531    $   343,800   $   309,313
Real estate, construction                      18,135         14,530        26,970
Real estate, mortgage                         296,082        295,944       293,350
Consumer                                      107,757        111,912       116,747
Credit cards                                    6,205          6,670         6,465
----------------------------------------------------------------------------------
     Total loans                          $   780,710    $   772,856   $   752,845
==================================================================================

At March 31, 2002, commercial loans were up $8.7 million (or 3%) from year-end 2001's balance of $343.8 million, a result of Peoples purchasing a group of multi-family real estate loans, totaling approximately $7 million, from an unrelated financial institution and limited commercial lending opportunities within Peoples' existing markets, which comprise the remainder of the increase. Commercial loans continue to represent the largest portion of Peoples' total loan portfolio, comprising 45.2% of total loans at March 31, 2002, versus 44.5% at December 31, 2001. Future commercial lending activities will depend on economic and related conditions, such as general demand for loans in Peoples' primary markets and interest rates offered by Peoples. In addition to in-market opportunities, Peoples will continue to selectively lend to creditworthy customers outside its primary markets.

Real estate loans (including construction loans) totaled $314.2 million at March 31, 2002, up $3.7 million (or 1%) compared to year-end 2001, when total balances were $310.5 million. Real estate loans comprise 40.2% of Peoples' total loan portfolio at March 31, 2002, unchanged from the prior year-end. Included in real estate loans are home equity credit line ("Equiline") balances of $26.2 million at March 31, 2002, down 4% from $27.3 million at December 31, 200. This decline is due to intense competition for home equity loans, which has affected Peoples' ability to maintain Equiline balances. Management believes Equiline loans are a relationship product with an acceptable return on investment after risk considerations. Residential real estate loans continue to represent a major focus of Peoples' lending due to the lower risk factors associated with this type of loan, and the opportunity to provide additional products and services to these consumers, at reasonable risk-return ratios to Peoples.

Excluding credit card balances, consumer loans decreased $4.2 million (or 4%) since year-end 2001, totaling $107.8 million at March 31, 2002. The indirect lending area represents the majority of Peoples' consumer loans, with balances of $63.4 million. Indirect loan balances have declined $2.8 million (or 4%) from $66.2 million at year-end 2001, a result of declining creditworthy indirect sales opportunities, normal runoff of indirect loans, and automobile manufacturers offering attractive financing options to car buyers through their captive credit affiliates.

Management is pleased with the performance of Peoples' consumer loan portfolio, which can be attributed to a commitment to sound lending practices and a strong customer service orientation. Due to current economic conditions, management continues to stress loan quality and risk-based pricing more than loan growth. Lenders use a tiered pricing system that enables Peoples to apply interest rates based on the corresponding risk associated with the loan. Although consumer debt delinquency has increased in the financial services industry, management's actions to reinforce Peoples' pricing system and underwriting criteria have had a positive impact on consumer loan delinquencies. Management plans to continue its commitment to the use of this tiered pricing system to improve the performance of Peoples consumer loan portfolio and promote controlled growth of quality consumer loans.

Peoples' credit card balances totaled $6.2 million at March 31, 2002, down $0.5 million (or 7%) since December 31, 2001. Management routinely evaluates new opportunities to serve credit card customers and grow the credit card balance. Management does not intend to subject Peoples to additional and/or unnecessary risk merely to pursue growth and considers Peoples' credit cards to be a complementary product offering for client relationships.


Loan Concentration
------------------
Peoples' largest concentration of commercial loans are credits to assisted living facilities and nursing homes, which comprised 12.8% of Peoples' outstanding commercial loans at March 31, 2002, versus 11.9% at year-end 2001. Loans to lodging and lodging related companies also represent a significant portion of Peoples' commercial loans accounting for approximately 12.6% of Peoples' outstanding commercial loans at quarter-end, compared to 12.8% at December 31, 2001.

These lending opportunities have arisen due to the growth of these industries in certain markets or contiguous areas, as well as sales associates' efforts to develop these key relationships. Management believes Peoples' loans to assisted living facilities and nursing homes, as well as loans to lodging and lodging related companies, do not pose abnormal risk when compared to risk assumed in other types of lending. Management is confident Peoples has sufficient knowledge of these industries to make sound underwriting decisions.


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

Allowances for homogeneous loans (such as residential mortgage loans, credit cards, personal loans, etc.) are collectively evaluated based upon historical loss experience, trends in losses and delinquencies, the growth of loans in particular markets, and known changes in economic conditions in each particular lending market. A loan is considered impaired when, based on current information and events, it is probable that Peoples will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of potential impaired loan losses is generally based on the present value of expected future cash flows discounted at the loan's historical effective interest rate, or the fair value of the collateral if the loan is collateral dependent. If foreclosure is probable, impairment loss is measured based on the fair value of the collateral.

Peoples recorded a provision for loan losses of $861,000 in the first quarter 2002, $634,000 in the linked quarter and $675,000 in the first quarter of 2001, which includes provisions of $161,000 and $34,000 in the first quarter of 2002 and fourth quarter of 2001, respectively, relating to the Overdraft Privilege program. The provision is based upon management's ongoing evaluation of the adequacy of the allowance for loan losses and factors affecting probable loan losses, including higher loss experience, loan balances and continued growth of higher risk commercial loans. When expressed as a percentage of average loans, the provision was 0.11% in the first quarter of 2002 compared to 0.08% and 0.09% in the fourth and first quarters of 2001, respectively, and net chargeoffs amounted to 0.10%, 0.07% and 0.07% for the same periods, respectively.

At the end of the first quarter of 2002, Peoples' allowance for loan losses totaled $12.4 million, unchanged since year-end 2001. The allowance as a percentage of total loans is 1.59% at March 31, 2002, and 1.60% at December 21, 2001, and March 31, 2001. The following table presents changes in Peoples' allowance for loan losses:

                                                     Three Months Ended
(dollars in thousands)                                    March 31,
                                                     2002            2001
Balance, beginning of period                   $      12,357    $     10,930
Chargeoffs                                              (953)           (642)
Recoveries                                               161              99
-----------------------------------------------------------------------------
     Net chargeoffs                                     (792)           (543)
Provision for loan losses                                861             675
Allowance for loan losses acquired                         -             967
-----------------------------------------------------------------------------
          Balance, end of period               $      12,426    $     12,029
=============================================================================

In the first quarter of 2002, net chargeoffs totaled $792,000 compared to $543,000 a year ago and $562,000 in the fourth quarter of 2001. Commercial and consumer loan net chargeoffs continue to account for a majority of Peoples net chargeoffs. In the first quarter of 2002, commercial net chargeoffs totaled $448,000 compared to $276,000 a year ago and $208,000 last quarter, while consumer loan net chargeoffs were $270,000, $220,000 and $238,000 for the same periods, respectively. The higher level of commercial net chargeoffs is related to the charge-down of troubled loans that are part of a single client relationship. Management continues to evaluate the potential for loss from this relationship and believes additional charge-downs may be necessary, which could impact Peoples' provision for loan losses. The increase in consumer chargeoffs is related, in part, to the Overdraft Privilege program. Real estate chargeoffs represented a small percentage of total net chargeoffs in recent periods, reflecting the quality of the real estate loan portfolio. Management believes chargeoffs in the second quarter of 2002 will be similar to or slightly higher than net chargeoffs in the first quarter.

Peoples' nonperforming assets (which include loans 90 days or more past due, nonaccrual loans, renegotiated loans, and other real estate owned) increased in the first quarter of 2002. At March 31, 2002, nonperforming assets totaled $8.0 million, or 0.67% of total assets, versus $5.7 million, or 0.48%, at year-end 2001. This increase is due almost entirely to the restructuring of a single commercial loan during the first quarter of 2002, which has been performing under the terms of the restructuring and consequently, management does not expect a loss from this loan. Even though nonperforming assets have risen, total loan delinquencies are down 38% and nonaccrual loans have decreased 8% since year-end 2001, largely attributable to fewer real estate and consumer loans that were 30-89 days past due or on nonaccrual status. The following table details Peoples' nonperforming assets:

(dollars in thousands)                         March 31, December 31, March 31,
                                                2002        2001        2001
Loans 90+ days past due and accruing          $    971   $    686    $    230
Renegotiated loans                               2,864        425         518
Nonaccrual loans                                 4,040      4,380       3,330
------------------------------------------------------------------------------
     Total nonperforming loans                   7,875      5,491       4,078
Other real estate loans                            167        181          57
------------------------------------------------------------------------------
     Total nonperforming assets               $  8,042   $  5,672    $  4,135
==============================================================================

Management continues to review the entire loan portfolio as part of the risk management process and will deal aggressively with problem loans as they are identified to minimize the amount of any future loss. Management has confidence in Peoples' loan review programs and the level of Peoples' allowance for loan losses, which totaled 158% of nonperforming loans at March 31, 2002.

At March 31, 2002, the recorded investment in loans that were considered to be impaired was $8.4 million of which $5.3 million was accruing interest, and $3.1 million were nonaccrual loans. Included in this amount are $3.4 million of impaired loans for which the related allowance for loan losses is $940,000. The remaining impaired loan balances do not have a related allocation of the allowance for loan losses as a result of previous write-downs, being well-secured, or possessing characteristics indicative of ability to repay the loan. For the three months ended March 31, 2002, the average recorded investment in impaired loans was approximately $8.2 million and interest income of $106,000 was recognized on impaired loans during the period, representing 0.5% of Peoples' total interest income.


Funding Sources
---------------
Peoples considers a number of sources when evaluating its funding needs, including but not limited to deposits, short-term borrowings, and long-term borrowings. Traditional deposits continue to be the most significant source of funds for Peoples, totaling $839.2 million, or 77.8% of total funding sources at March 31, 2002.

Non-interest bearing deposits serve as a core funding source with total balances of $93.8 million at March 31, 2002, a $2.7 million (or 3%) decrease compared to the prior year-end. In the fourth quarter of 2001, Peoples implemented two programs aimed at attracting new clients and core deposits, as well as producing additional non-interest income opportunities: Overdraft Privilege and Free Checking. These programs have already had a positive impact by generating many new non-interest bearing accounts, which partially offset a decline in non-interest bearing commercial deposit balances, and boosting non-interest revenues. Management expects these programs to produce additional benefits throughout the remainder of 2002. In addition, management will continue to focus on expanding its base of lower-cost funding sources and enhancing client relationships by providing incentives for clients to utilize more of Peoples' products and services.

Interest-bearing deposits totaled $745.4 million at March 31, 2002, an increase of $27.6 million (or 4%) compared to $717.8 million at December 31, 2001, with increased savings balances of $17.4 million (or 22%) since year-end 2001 accounting for the majority of the growth. The increase in Peoples' savings balances during the first quarter of 2002 is primarily the result of a new savings product for deposits of states and political subdivisions. Certificates of deposit remain Peoples' largest group of interest-bearing deposits, totaling $365.3 million at March 31, 2002, up $4.6 million (or 1%) since year-end 2001. Interest-bearing transaction accounts (primarily Peoples' money market deposit accounts), are also a significant portion of Peoples' interest-bearing deposits, totaling $283.1 million at March 31, 2002, compared to $277.5 million at year-end 2001, up $5.6 million (or 2%). Peoples' money market accounts offer variable, competitive rates that allow clients flexibility and opportunity to enhance their investment yields.

Peoples also accesses other funding sources, including short-term and long-term advances, to fund asset growth and satisfy liquidity needs. FHLB advances and repurchase agreements comprise Peoples' short-term borrowings, while long-term borrowings are primarily 10-year FHLB advances, with initial fixed rate features for periods of two, three, or four years, depending on the specific advance. Each 10-year advance has the opportunity, at the discretion of the FHLB, to reprice after its initial fixed rate period, and Peoples has the option to prepay any repriced advance without penalty, or allow the borrowing to reprice to a LIBOR based, variable rate product.

During the first quarter of 2002, long-term borrowings increased $6.2 million (or 3%) from $192.4 million at year-end 2001, as part of Peoples' continuing shift to longer-term funding to "lock in" costs during this period of low interest rates. At March 31, 2002, Peoples' short-term borrowings totaled $40.8 million, down $15.2 million (or 27%) compared to year-end 2001. Peoples' ability to reinvest the proceeds from the callable agency bond sale was limited due to the timing of the transaction late in the first quarter of 2002, resulting in a decreased level of short-term borrowings at quarter-end. Management intends to use a short-term borrowing from an unrelated financial institution to initially fund the First Colony acquisition and is evaluating the appropriate capitalization and methodology to fund Peoples' balance sheet long-term.


Capital/Stockholders' Equity
----------------------------
At March 31, 2002, stockholders' equity was $96.2 million, an increase of $2.4 million (or 3%) since December 31, 2001 as increased first quarter earnings positively impacted Peoples' stockholders' equity. In the first quarter of 2002, Peoples had net income of $4,515,000 and paid dividends of $1,078,000, a dividend payout ratio of 23.9% of earnings, compared to a ratio of 35.7% a year ago. Management believes Peoples' recent dividend payments represent an acceptable payout ratio and anticipates Peoples continuing its 36-year history of consistent dividend growth, at payout ratios deemed appropriate, in future periods.

The adjustment for the net unrealized holding losses on available-for-sale securities, net of deferred income taxes, totaled $535,000 million at March 31, 2002 versus unrealized gains of $834,000 at December 31, 2001, a change of $1.4 million. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' balance sheet are more sensitive to the changing market values of investments. Management believes Peoples' capital continues to provide a strong base for profitable growth.

Peoples had treasury stock totaling $3.0 million at March 31, 2002, compared to $3.4 million at year-end 2001. During the first quarter of 2002, Peoples repurchased 1,740 common shares at an average price of $19.06 per share and reissued approximately 7,659 shares through various stock option plans. In 2002, Peoples may repurchase additional shares under the 2002 Stock Repurchase Program, based on timing and market prices management deems appropriate, until its expiration on December 31, 2002.

Peoples has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50% or 100% (highest risk assets) is assigned to each asset on the balance sheet. At March 31, 2002, Peoples' Total Capital, Tier 1 and Leverage ratios were 13.72%, 12.37% and 8.63%, exceeding the well-capitalized standards of 10%, 6% and 5%, respectively. In addition, all three risk-based capital ratios for Peoples Bank were also well above the minimum standards for a well-capitalized institution at March 31, 2002.


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

INTEREST RATE RISK
One of the most significant risks resulting from Peoples' normal business of extending loans and accepting deposits is interest rate risk. Interest rate risk ("IRR") is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as market values of financial assets and liabilities. Peoples has charged the ALCO with the overall management of Peoples' balance sheet and off-balance sheet transactions related to the management of IRR. The ALCO strives to keep Peoples focused on the future, anticipating change and exploring alternatives, rather than simply reacting to change.

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

Peoples' ALCO relies on different methods of assessing IRR including simulating net interest income, monitoring the sensitivity of the net present market value of equity, and monitoring the difference or gap between maturing or rate-sensitive assets and liabilities over various time periods. The ALCO places emphasis on simulation modeling as the most beneficial measurement of IRR because it is a dynamic measure. By employing a simulation process that estimates the impact of potential changes in interest rates and balance sheet structures and by establishing limits on these estimated changes in net income and net market value, the ALCO is better able to evaluate the risks expected, based on the simulation data, associated with various strategies.

The modeling process starts with a base case simulation that represents the current balance sheet. Base case simulation results are prepared under an assumed flat interest rate scenario and at least two alternative interest rate scenarios, one rising and one declining, assuming parallel yield curve parameters. Comparisons, produced from the simulation data, showing the earnings variance from the flat rate forecast illustrate the risks associated with the current balance sheet structure. When deemed appropriate, additional simulations will be prepared modeling possible changes in the balance sheet. These additional simulations are run with the same interest rate scenarios used with the base case simulation and/or using different yield curve scenarios. The additional simulations are used to measure yield curve risk, prepayment risk, basis risk, and index lag risk inherent in the balance sheet. Comparisons showing the earnings and equity value variance from the base case provide the ALCO with information concerning the risks associated with implementing the alternative strategies produced from the simulation data. The results from model simulations are reviewed for indications of effectiveness of current IRR strategies.

Peoples monitors IRR for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet have been established. To control the amount of short-term exposure to IRR, the ALCO limits the decrease in net interest income of Peoples Bank to 10% or less from base case for each 100 basis point shift in interest rates measured on an annual basis. To control the long-term exposure, the ALCO limits the negative impact on net equity value to 40% or less when interest rates shift 200 basis points. For an assessment of the current interest rate risk position, the ALCO reviews static gap measures for specific time periods focusing on one-year cumulative gap. Based on historical trends and performance, the ALCO has determined the ratio of the one-year cumulative gap should be within 15% of earning assets. The following table is provided to illustrate the estimated earnings at risk and value at risk positions of Peoples, on a pre-tax basis, at March 31, 2002 (dollars in thousands):

      Immediate
    Interest Rate               Estimated                     Estimated
Increase (Decrease) in       (Decrease) Increase       (Decrease) Increase in
     Basis Points           In Net Interest Income    Economic Value of Equity
----------------------    ------------------------    ------------------------
         300              $  (2,641)       (5.4) %    $     (36,019)  (33.3) %
         200                 (1,430)       (2.9)            (24,028)  (22.2)
         100                   (671)       (1.4)            (11,724)  (10.9)
        (100)             $     167         0.3  %    $       7,265     6.7  %

The interest risk analysis shows that Peoples is moderately liability sensitive, which means that downward moving interest rates should favorably impact Peoples' net interest income while upward moving interest rates should negatively impact net interest income. As a result, the ALCO may consider various options including, but not limited to, the purchase of interest rate hedge positions, as available and appropriate, that would provide net interest income protection in a rising rate environment. Peoples' liability sensitivity reflects a moderate decrease from year-end 2001 due in part to the ALCO's continuing efforts to secure long-term funding in the current low interest rate environment. As part of this process, management has priced Peoples' 3 and 5-year certificates of deposit to make them more attractive to clients than shorter-term certificates. Many clients have shifted, and continue to shift, funds to the longer-term certificates as their existing deposits mature, which helps reduce Peoples' short-term liability sensitivity. The interest rate analysis also shows Peoples is within the established IRR policy limits for all simulations and all scenarios for the current period as well as at all measured points during the preceding year.

LIQUIDITY
In addition to IRR management, a primary objective of the ALCO is the maintenance of a sufficient level of liquidity. The ALCO defines liquidity as the ability to meet anticipated and unanticipated operating cash needs, loan demand, and deposit withdrawals, without incurring a sustained negative impact on profitability. The ALCO's liquidity management policy sets limits on the net liquidity position of Peoples and the concentration of non-core funding sources.

The main source of liquidity for Peoples is deposit growth. Liquidity is also provided from cash generated from earning assets such as maturities, principal payments and income from loans and investment securities. In the first quarter of 2002, cash provided by financing activities totaled $8.8 million as increases in deposits and long-term borrowings of $24.9 million and $7.0 million, respectively, were partially offset by decreases in short-term borrowings and Trust Preferred Securities of $15.2 million and $6.2 million, respectively. Cash flows used in investing activity totaled $21.2 million, due to a net increase in loan balances totaling $ 8.6 million and investment securities purchases, net of maturities and sales, of $12.6 million.. When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that enable Peoples to match funding dates and pricing characteristics with contractual maturity dates and pricing parameters of earning assets. Securities in the investment portfolio that are available-for-sale can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile liabilities, short-term growth in deposits and brokered funds, from liquid assets, short-term investments and unpledged available-for-sale securities. At March 31, 2002, Peoples' net liquidity position was $170.5 million, or 14.13% of total assets, in comparison to a net liquidity position of $177.2 million, or 14.85% of total assets, at December 31, 2001. This minimal decrease in liquidity is attributed to an $8.5 million increase in volatile funds due to a decrease in what Peoples considers stable funds, as well as a modest increase in liquid assets, primarily investment securities, of $1.6 million. The liquidity position as of March 31, 2002, was within Peoples' policy limit of negative 10% of total assets.


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


Future Outlook
--------------
Recent economic conditions have challenged the entire financial services industry and intensified asset quality pressures. Despite these factors, Peoples successfully achieved several key goals in the first quarter of 2002, including double-digit earnings growth, top-line revenue generation and enhanced return on equity. Future success in the financial service industry will revolve around three issues: earnings growth and quality, asset quality, and capital quality. Management believes that Peoples is sound in all of these areas. Earnings reached record levels in the first three months of 2002, due in part to solid asset/liability management and generating diversified revenue streams. Peoples' asset quality remains good and capital ratios continue to be at levels that provide a strong foundation to withstand the impact of adverse economic conditions while still affording growth opportunities.

Although changes in economic conditions and the interest rate environment continue to influence Peoples' short-term performance, management remains focused on enhancing long-term shareholder value. Loans and deposits currently comprise a majority of Peoples' balance sheet while net interest income is the largest component of earnings. However, management recognizes there are areas of opportunity, improvement and challenges. Peoples' goal is to continue to develop and integrate revenue sources beyond the balance sheet, and concentrate on sales effectiveness and efficiency initiatives that differentiate Peoples from the competition. In the end, Peoples will continue to pursue strategic opportunities that create a more diversified financial services company with banking at the core.

Management remains focused on growing non-interest income in order to minimize the impact of changes in interest rates and economic conditions. The introduction of the Overdraft Privilege program and Free Checking in late 2001 have already produced positive benefits as a result of the aggressive marketing of these products. Management believes the growth of core deposits is a key strategy going forward because it generates cross-selling opportunities for Peoples' other financial services, such as loans, investments and insurance. In second quarter of 2002, management will continue to aggressively advertise Peoples' Free Checking product and expand on the new relationships and revenue opportunities created by these programs, through an integrated, needs-based sales process.

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

Peoples' capital ratios continue to be comfortably above the well-capitalized regulatory thresholds, which provide downside earnings protection but also affords management the opportunity to enhance Peoples' long-term value through strategic balance sheet growth. Mergers and acquisitions remain a viable strategic option to expand Peoples' operations and scope of client service even while management implements new products and services aimed at attracting new clients and producing additional revenues. The expected completion of the First Colony acquisition in June or July of 2002 should produce immediate benefits to Peoples' operating results, as Peoples integrates its non-traditional products and services (such as insurance and investments) and the traditional array of banking products with the limited products currently offered to clients in these markets.

While management works to complete the First Colony acquisition, Peoples recently announced plans for Peoples Bank to acquire, from Century National Bank of Zanesville, a full-service banking center in Malta, Ohio. Peoples expects to serve the Malta office customers from its full-service office in neighboring McConnelsville. The proposed transaction is subject to regulatory approval and is anticipated to be completed in the third quarter of 2002. Management continues to explore other merger and acquisition prospects in and around Peoples' current footprint. However, the evaluation of future acquisitions will focus more on enhancing Peoples' earnings potential rather than geographic location or proximity to current markets and ultimately, will depend upon opportunities that complement Peoples' core competencies and strategic intent.

Peoples' earnings momentum of the second half of 2001 continued into the first quarter of 2002. Management anticipates earnings growth will continue in the second quarter due to non-interest income growth and flat or modestly lower operating expenses and continues to proactively manage Peoples' interest rate risk position and shift away from liability sensitivity in anticipation of rising interest rates later in 2002. Peoples' focus remains long-term with strategies linked to filling the financial needs of every client through an integrated, seamless service process, regardless of economic conditions. In 2002, management's goals remain unchanged and centered around producing long-term financial benefits for every stakeholder: integrating traditional and non-traditional products and services; controlling operating expenses; and enhancing non-interest revenues.


"Safe Harbor" Statement under the Private Securities Litigation
Reform Act of 1995
----------------------------------------------------------------
The statements in this Form 10-Q which are not historical fact are forward looking statements that involve a number of risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of technological changes, the effect of economic conditions, the impact of competitive products and pricing, and other risks detailed in Peoples' Securities and Exchange Commission filings. Although management believes that the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management's knowledge of Peoples' business and operations, it is possible that actual results may differ materially from these projections.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided under the caption "Liquidity and Interest Rate Sensitivity" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, and is incorporated herein by reference.


     CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                                                 For the Three Months Ended
                                                                         March 31,
                                                              2002                       2001
(dollars in thousands)                                 Average      Yield/        Average      Yield/
                                                       Balance       Rate         Balance       Rate

ASSETS
Securities:
  Taxable                                          $     289,138       6.29%  $     291,243       6.80%
  Tax-exempt                                              53,664       7.00%         37,202       7.20%
--------------------------------------------------------------------------------------------------------
    Total securities                                     342,802       6.41%        328,445       6.85%
Loans:
  Commercial                                             365,187       6.99%        327,872       8.88%
  Real estate                                            297,172       7.86%        291,474       8.46%
  Consumer                                               115,864      10.27%        121,053      10.68%
--------------------------------------------------------------------------------------------------------
    Total loans                                          778,223       7.87%        740,399       9.09%
Less: Allowance for loan loss                            (12,622)                   (11,515)
                                                     ------------ -----------   ------------
    Net loans                                            765,601       7.99%        728,881       9.23%
Interest-bearing deposits                                  2,918       1.51%          1,614       6.02%
Federal funds sold                                             9           -          4,045       6.13%
--------------------------------------------------------------------------------------------------------
    Total earning assets                               1,111,330       7.49%      1,062,987       8.48%
Other assets                                              94,880                     74,722
--------------------------------------------------------------------------------------------------------
       Total assets                                $   1,206,210              $   1,137,709
========================================================================================================

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                                          $      84,798       1.34%  $      75,769       2.17%
  Interest-bearing demand deposits                       276,706       1.61%        266,570       4.23%
  Time                                                   363,959       4.55%        345,282       6.16%
--------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                      725,463       3.10%        687,621       5.04%
Borrowed funds:
  Short-term                                              61,979       1.88%        104,142       5.85%
  Long-term                                              194,424       4.78%        139,322       5.00%
--------------------------------------------------------------------------------------------------------
    Total borrowed funds                                 256,403       4.13%        243,464       5.40%
--------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities                   981,866       3.37%        931,085       5.13%
Non-interest bearing deposits                             93,961                     85,490
Other liabilities                                         33,370                     37,471
--------------------------------------------------------------------------------------------------------
    Total liabilities                                  1,109,197                  1,052,219
Stockholders' equity                                      97,013                     85,490
--------------------------------------------------------------------------------------------------------
  Total liabilities and equity                     $   1,206,210              $   1,137,709
========================================================================================================

Interest income to earning assets                                      7.49%                      8.48%
Interest expense to earning assets                                     2.97%                      4.50%
--------------------------------------------------------------------------------------------------------
  Net interest margin                                                  4.52%                      3.98%
--------------------------------------------------------------------------------------------------------


Interest income and yields presented on a fully tax-equivalent basis using a 35% tax rate.

                           PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings.
         None.

ITEM 2:  Changes in Securities and Use of Proceeds.
         None.

ITEM 3:  Defaults upon Senior Securities.
         None.

ITEM 4:  Submission of Matters to a Vote of Security Holders.
         On April 11, 2002, Peoples held its Annual Meeting of Shareholders in the Ball Room at the Holiday Inn in Marietta, Ohio. The meeting was well-attended and 85% of the outstanding common shares were represented by proxy. No votes were placed in person.

         Three Directors of Peoples were re-elected to serve terms of three years each (expiring in 2005): Frank L. Christy; Rex E. Maiden; and Joseph H. Wesel (Chairman of the Board). Directors of Peoples who continue to serve after the 2002 Annual Meeting include Carl Baker, Jr., George W. Broughton, Wilford D. Dimit, Robert E. Evans, Robert W. Price, Thomas C. Vadakin, and Paul T. Theisen.

         Voting results were as follows:

                             Shareholder Voting Results
         ------------------------------------------------------------------
               Nominee                   For         Withheld     Against
         ------------------------  -------------    ----------  -----------
         Frank L. Christy            6,049,325        27,010        111
         Rex E. Maiden               6,049,552        26,033      1,861
         Joseph H. Wesel             6,049,799        26,365      1,282

         In addition, the shareholders approved the Peoples Bancorp Inc. 2002 Stock Option Plan. The adoption of the plan authorized the granting of options of up to 425,000 common shares.

ITEM 5:  Other Information.
         None.

ITEM 6:  Exhibits and Reports on Form 8-K.
         a) Exhibits:

                                  EXHIBIT INDEX

  Exhibit
  Number         Description                            Exhibit Location
------------     ----------------------------------     ----------------
     11          Computation of Earnings Per Share.         Page 28


         b) Reports on Form 8-K:
            Peoples filed the following reports on Form 8-K during the three months ended March 31, 2002:

                1) Filed January 4, 2002 - News release announcing the signing of a definitive agreement to acquire all the outstanding common shares of First Colony Bancshares, Inc.
                2) Filed January 22, 2002 - News release announcing Peoples' earnings for the fourth quarter of 2001 and year ended December 31, 2001.
                3) Filed February 14, 2002 - News release announcing the declaration of a $0.15 per share dividend by Peoples' Board of Directors.
                4) Filed March 29, 2002 - News release announcing Peoples will report first quarter gains and increased operating earnings.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      PEOPLES BANCORP INC.



Date:  May 13, 2002           By: /s/ ROBERT E. EVANS
                                      -------------------------------------
                                      Robert E. Evans
                                      President and Chief Executive Officer



Date:  May 13, 2002           By: /s/ JOHN W. CONLON
                                      -------------------------------------
                                      John W. Conlon
                                      Chief Financial Officer

                                  EXHIBIT INDEX

               PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                         FOR PERIOD ENDED MARCH 31, 2002




  Exhibit
  Number         Description                             Exhibit Location
------------     ----------------------------------      ----------------
    11           Computation of Earnings Per Share.          Page 28