Form 10-Q
period 2002-06-30
PEOPLES BANCORP INC
filed 2002-08-13
CIK 318300

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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


                                      45750
                 ----------------------------------------------
                                   (Zip Code)


Registrant's telephone number, including area code:  (740) 373-3155
==================================================== --------------



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


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, at August 1, 2002: 7,889,518.


                               Page 1 of 28 Pages

                        Exhibit Index Appears on Page 27

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The following Condensed Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Stockholders' Equity, and Consolidated Statements of Cash Flows of Peoples Bancorp Inc. and subsidiaries ("Peoples"), reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with accounting principles generally accepted in the United States. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001, contained herein has been derived from the audited balance sheet included in Peoples' Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K"). Complete audited consolidated financial statements with footnotes thereto are included in Peoples' 2001 Form 10-K.

The consolidated financial statements include the accounts of Peoples and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)
                                                                                     June 30,          December 31,
ASSETS                                                                                 2002                2001
Cash and cash equivalents:
     Cash and due from banks                                                   $            27,569   $        31,642
     Interest-bearing deposits in other banks                                                2,248               346
     Federal funds sold                                                                          -               850
---------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                   29,817            32,838
=====================================================================================================================

Available-for-sale investment securities, at estimated fair value (amortized cost of $361,083 and $329,081 at June 30, 2002, and
     December 31, 2001, respectively)                                                      367,406           330,364

Loans, net of unearned interest                                                            862,377           772,856
Allowance for loan losses                                                                  (12,423)          (12,357)
---------------------------------------------------------------------------------------------------------------------
          Net loans                                                                        849,954           760,499
---------------------------------------------------------------------------------------------------------------------

Bank premises and equipment, net                                                            20,337            16,369
Goodwill and other intangible assets                                                        28,259            17,010
Other assets                                                                                43,125            36,886
---------------------------------------------------------------------------------------------------------------------
               Total assets                                                    $         1,338,898   $     1,193,966
=====================================================================================================================

LIABILITIES
Deposits:
     Non-interest bearing                                                      $           109,088   $        96,533
     Interest bearing                                                                      825,735           717,835
---------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                   934,823           814,368
---------------------------------------------------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased and securities sold under repurchase agreements                35,003            23,752
     Federal Home Loan Bank term advances                                                   11,500            32,300
    Other short-term borrowings                                                             17,000                 -
---------------------------------------------------------------------------------------------------------------------
          Total short-term borrowings                                                       63,503            56,052
---------------------------------------------------------------------------------------------------------------------

Long-term borrowings                                                                       197,213           192,448
Accrued expenses and other liabilities                                                       9,533             8,188
---------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                         1,205,072         1,071,056
---------------------------------------------------------------------------------------------------------------------

Guaranteed preferred beneficial interests in junior subordinated debentures                 29,046            29,056

STOCKHOLDERS' EQUITY
Common stock, no par value, 12,000,000 shares authorized - 7,966,071 shares issued at June 30, 2002, and 7,289,266 issued
     at December 31, 2001, including shares in treasury                                     96,819            78,664
Accumulated comprehensive income, net of deferred income taxes                               4,116               834
Retained earnings                                                                            5,390            17,735
---------------------------------------------------------------------------------------------------------------------
                                                                                           106,325            97,233
Treasury stock, at cost, 87,889 shares at June 30, 2002, and
     178,344 shares at December 31, 2001                                                    (1,545)           (3,379)
---------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                                  104,780            93,854
---------------------------------------------------------------------------------------------------------------------
               Total liabilities, beneficial interests and stockholders'       $         1,338,898   $     1,193,966
               equity
=====================================================================================================================



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)         Three Months Ended                   Six Months Ended
                                                                     June 30,                            June 30,
                                                                2002             2001              2002              2001
Interest income                                            $      20,312    $      21,992     $      40,627     $     44,112
Interest expense                                                   7,801           11,196            15,957           23,005
-----------------------------------------------------------------------------------------------------------------------------
     Net interest income                                          12,511           10,796            24,670           21,107
Provision for loan losses                                            980              675             1,841            1,350
-----------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses          11,531           10,121            22,829           19,757
Other income:
    Service charges on deposits                                    1,675              889             3,041            1,696
    Fiduciary revenues                                               640              628             1,256            1,242
    Insurance and investment commissions                             462              329               986              709
    Electronic banking revenues                                      414              354               782              676
    Business owned life insurance                                    376                -               701                -
    (Loss) gain on securities transactions                             -               (1)               51                1
    (Loss) gain on asset disposals                                    (7)               5               (14)              25
    Net mark-to-market adjustment on interest rate caps                -               42                 -             (131)
    Other non-interest income                                         66               70               150              148
-----------------------------------------------------------------------------------------------------------------------------
        Total other income                                         3,626            2,316             6,953            4,366
Other expenses:
    Salaries and benefits                                          4,346            3,642             8,830            7,227
    Occupancy and equipment                                          940              962             1,866            1,907
    Trust Preferred Securities expense                               623              659             1,184            1,311
    Professional fees                                                582              249               883              523
    Data processing and software                                     294              231               617              478
    Amortization of goodwill                                         274              457               547              897
    Marketing                                                        150              157               536              276
    Amortization of other intangible assets                          112              125               223              251
    Other non-interest expense                                     1,502            1,686             3,088            3,249
-----------------------------------------------------------------------------------------------------------------------------
        Total other expenses                                       8,823            8,168            17,774           16,119
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes and extraordinary gain                  6,334            4,269            12,008            8,004
Income taxes                                                       1,749            1,264             3,318            2,403
-----------------------------------------------------------------------------------------------------------------------------
    Income before extraordinary gains                              4,585            3,005             8,690            5,601
Extraordinary gain on early debt extinguishment, net of
    tax expense of $221                                                -                -               410                -
-----------------------------------------------------------------------------------------------------------------------------
               Net income                                  $       4,585    $       3,005     $       9,100     $      5,601
=============================================================================================================================


Basic earnings per share:
    Income before extraordinary gains                      $        0.58    $        0.38     $        1.11     $       0.71
-----------------------------------------------------------------------------------------------------------------------------
    Extraordinary gain                                     $           -    $           -     $        0.05     $          -
-----------------------------------------------------------------------------------------------------------------------------
    Net income                                             $        0.58    $        0.38     $        1.16     $       0.71
-----------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
    Income before extraordinary gains                      $        0.57    $        0.37     $        1.08     $       0.70
-----------------------------------------------------------------------------------------------------------------------------
    Extraordinary gain                                     $           -    $           -     $        0.05     $          -
-----------------------------------------------------------------------------------------------------------------------------
    Net income                                             $        0.57    $        0.37     $        1.13     $       0.70
-----------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding (basic)                    7,873,795        7,951,378         7,857,062        7,927,673
-----------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding (diluted)                  8,102,047        8,068,643         8,045,609        8,039,474
-----------------------------------------------------------------------------------------------------------------------------

Cash dividends declared                                    $       1,201    $         991     $       2,279     $      1,918
-----------------------------------------------------------------------------------------------------------------------------

Cash dividend per share                                    $        0.15    $        0.12     $        0.29     $       0.24
-----------------------------------------------------------------------------------------------------------------------------


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


 (Dollars in thousands, except share amounts)
                                                                                                        Accumulated
                                                                                                           Other
                                                    Common Stock           Retained       Treasury     Comprehensive
                                                        Shares             Earnings         Stock      Income (Loss)       Total
                                                       Amount
Balance, December 31, 2001                      7,289,266   $  78,664    $    17,735    $    (3,379)   $       834     $    93,854
Comprehensive income:
  Net income                                                                   9,100                                         9,100
  Other comprehensive income, net of tax:
    Unrealized gain on available-for-sale
    securities, net of reclassification                                                                      3,282           3,282
    adjustment
                                                                                                                        -----------
        Total comprehensive income                                                                                          12,382
Exercise of common stock options
   (reissued 50,120 treasury shares)                             (163)                          890                            727
Tax benefit from exercise of stock options                         87                                                           87
Distribution of treasury stock for deferred
  compensation plan (reissued 267 treasury                                                        5                              5
shares)
10% stock dividend                                668,228      18,053        (19,166)         1,113
Cash dividends declared                                                       (2,279)                                       (2,279)
Common stock issued under dividend
   reinvestment plan                                8,577         178                                                          178
Purchase of treasury stock, 7,241 shares                                                       (174)                          (174)
Balance, June 30, 2002                          7,966,071   $  96,819    $     5,390    $    (1,545)   $     4,116     $   104,780


Comprehensive Income:
Net unrealized appreciation arising during period, net of tax                                               3,315
Less: reclassification adjustment for securities gains included in net income, net                             33
of tax
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized appreciation on investment securities                                                        3,282
==================================================================================================================================




                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                                                    Six Months Ended
                                                                                              June 30,
                                                                                        2002               2001
Cash flows from operating activities:
Net income                                                                         $       9,100      $       5,601
Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                        1,841              1,350
          Gain on securities transactions                                                    (51)                (1)
          Extraordinary gain on early debt extinguishment                                   (631)                 -
          Depreciation, amortization, and accretion                                        1,946              2,303
          (Increase) decrease in interest receivable                                        (646)               509
          Increase (decrease) in interest payable                                            138               (316)
          Deferred income tax expense (benefit)                                              131               (178)
          Deferral of loan origination fees and costs                                        (69)                28
          Other, net                                                                      (2,066)               906
--------------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                                   9,693             10,202
--------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchases of available-for-sale securities                                               (95,659)            (8,227)
Proceeds from sales of available-for-sale securities                                      32,793                108
Proceeds from maturities of available-for-sale securities                                 37,043             28,038
Net increase in loans                                                                    (24,557)              (703)
Expenditures for premises and equipment                                                     (828)            (1,353)
Proceeds from sales of other real estate owned                                               206                 87
Acquisitions, net of cash received                                                        12,718               (162)
Purchase of business owned life insurance                                                      -            (20,000)
Investment in limited partnership and tax credit funds                                    (1,315)            (4,400)
--------------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                                     (39,599)            (6,612)
--------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing deposits                                   2,304             (4,348)
Net increase in interest-bearing deposits                                                 20,227             54,424
Net increase (decrease) in short-term borrowings                                           1,961            (36,329)
Proceeds from long-term debt                                                               7,000                  -
Payments on long-term borrowings                                                          (4,025)              (369)
Cash dividends paid                                                                       (1,985)            (1,612)
Purchase of treasury stock                                                                  (174)            (1,385)
Repurchase of Trust Preferred Securities                                                  (6,150)                 -
Proceeds from issuance of Trust Preferred Securities                                       7,000                  -
Proceeds from issuance of common stock                                                       727                271
--------------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                                  26,885             10,652
--------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                      (3,021)            14,242
Cash and cash equivalents at beginning of period                                          32,838             28,449
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $      29,817      $      42,691
====================================================================================================================

Supplemental cash flow information:
    Interest paid                                                                  $     12,056       $      17,700
--------------------------------------------------------------------------------------------------------------------
    Income taxes paid                                                              $      2,825       $       1,187
--------------------------------------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS

Basis of Presentation
---------------------
The accounting and reporting policies of Peoples Bancorp Inc. and Subsidiaries ("Peoples") conform to accounting principles generally accepted in the United States and to general practices within the financial services industry. Peoples considers all of its principal activities to be financial services related. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts, which had no impact on net income, to conform to 2002 presentation. All share and per share information have been adjusted for 10% stock dividends issued June 28, 2002 and September 12, 2001. The consolidated financial statements include all accounts of Peoples' parent company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

1.  Mergers and Acquisitions
    On May 6, 2002, Peoples announced that Peoples Bank had signed a definitive agreement to acquire a full-service banking center in Malta, Ohio, from Century National Bank of Zanesville, Ohio, a subsidiary of Park National Corporation of Newark, Ohio. At June 30, 2002, the Century National Bank's Malta banking center had $8 million in loans and $10 million in total deposits, including about $2 million of core deposits (checking and savings accounts). Peoples expects to serve the Malta office customers from its full-service office in neighboring McConnelsville. The proposed transaction was approved by regulators in late July and is anticipated to be completed early in the fourth quarter of 2002.

    On June 14, 2002, Peoples completed the acquisition of First Colony Bancshares, Inc. ("First Colony"), the holding company of The Guernsey Bank, Federal Savings Bank based in Cambridge, Ohio. As part of the transaction, Peoples acquired full-service offices in Cambridge (two offices), Byesville, Quaker City in Ohio's Guernsey County and Flushing in Ohio's Belmont County, involving total loans of approximately $67 million and total deposits of $98 million. Peoples did not acquire the Guernsey Bank's full-service banking office and loan production office in Worthington, Ohio, which continues to serve its customers and retained "The Guernsey Bank" name under a new banking charter.

    Peoples accounted for the $18 million cash acquisition of First Colony's outstanding stock under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, "Business Combination" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") issued by the Financial Accounting Standards Board in July 2001. The balances and operations of the acquisition are included in the Peoples' financial statements from the date of the acquisition, and not material in relationship to Peoples' financial statements. While Peoples has not finalized the allocation of the purchase price as of June 14, 2002, subject to completion of a final audited balance sheet, an estimation of purchase price allocation was prepared and included as a part of these financial statements, including approximately $12 million of goodwill and core deposit intangible assets. Such estimates and allocations are subject to change when additional information concerning the audited closing balance sheet, as well as asset and liability valuations, is finalized in the third quarter 2002.

2.  Accounting Pronouncements
    On January 1, 2002, Peoples adopted SFAS 142, whereby Peoples is no longer required to amortize approximately $6.0 million of its goodwill previously amortized, but rather must perform, at least annually, an assessment for impairment applying a fair-value based test. Peoples has performed the transitional impairment tests on its goodwill assets and has concluded that the recorded value of Peoples' goodwill is not impaired as of June 30, 2002.

    Peoples continues to amortize approximately $9.5 million of goodwill recorded in accordance with Statement of Financial Accounting Standards Number 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and separable intangible assets that are not deemed to have an indefinite life. As a result, Peoples' goodwill amortization expense totaled $547,000 for the six months ended June 30, 2002, compared to $897,000 for the same period in 2001, a decrease of $350,000, or approximately $0.04 per share. The following pro forma information assumes SFAS 142 had been in effect for all periods presented:



                                                   For the three months            For the Six months
                                                      Ended June 30,                 Ended June 30,
 (Dollars in thousands, except per share data)       2002          2001             2002          2001
 Amortization of goodwill                        $       274   $       274      $       547   $       547
 Total other expense                                   8,823         7,985           17,774        15,769
 Income before extraordinary gains                     4,585         3,188            8,690         5,951
 Net income                                      $     4,585   $     3,188      $     9,100   $     5,951
 Basic earnings per share:
     Income before extraordinary gains           $      0.58   $      0.40      $      1.11   $      0.75
     Net income                                  $      0.58   $      0.40      $      1.16   $      0.75
 Diluted earnings per share:
     Income before extraordinary gains           $      0.57   $      0.40      $      1.08   $      0.74
     Net income                                  $      0.57   $      0.40      $      1.13   $      0.74


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             SELECTED FINANCIAL DATA
The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows:


                                                                      For the Three                       For the Six
                                                                  Months Ended June 30,              Months Ended June 30,
SIGNIFICANT RATIOS                                               2002            2001                2002           2001
Return on average equity                                           18.15 %         13.46 %             18.37 %        12.81 %
Return on average assets                                            1.48 %          1.03 %              1.49 %         0.97 %
Net interest margin (a)                                             4.54 %          4.07 %              4.53 %         4.02 %
Non-interest income leverage ratio (b)                             43.06 %         29.92 %             40.67 %        29.86 %
Efficiency ratio (c)                                               50.97 %         56.39 %             52.57 %        57.36 %
Average stockholders' equity to average assets                      8.16 %          7.67 %              8.11 %         7.60 %
Average loans to average deposits                                  93.40 %         92.29 %             94.17 %        94.08 %
Cash dividends to net income                                       26.19 %         32.98 %             25.04 %        34.24 %
Allowance for loan losses to loans net of unearned interest         1.44 %          1.61 %              1.44 %         1.61 %
--------------------------------------------------------------------------------------------------------------------------------

CAPITAL RATIOS
Tier I capital ratio                                               11.26 %         12.75 %             11.26 %        12.75 %
Risk-based capital ratio                                           12.61 %         14.08 %             12.61 %        14.08 %
Leverage ratio                                                      8.42 %          8.84 %              8.42 %         8.84 %
--------------------------------------------------------------------------------------------------------------------------------

PER SHARE DATA
Net income per share - basic                                 $      0.58     $      0.38         $      1.16    $      0.71
Net income per share - diluted                                      0.57            0.37                1.13           0.70
Cash dividends per share                                            0.15            0.12                0.29           0.24
Book value per share                                               13.30           11.30               13.30          11.30
Tangible book value per share (d)                            $      9.71     $      9.01         $      9.71    $      9.01
Weighted average shares outstanding - Basic                    7,873,795       7,951,378           7,857,062      7,927,673
Weighted average shares outstanding - Diluted                  8,102,047       8,068,643           8,045,609      8,039,474
--------------------------------------------------------------------------------------------------------------------------------

(a) Calculated using fully-tax equivalent net interest income as a percentage of average earning assets.
(b) Non-interest income (less securities and asset disposal gains) as a percentage of non-interest expense (less intangible amortization).
(c) Non-interest expense (less intangible amortization) as a percentage of fully tax equivalent net interest income plus non-interest income.
(d) Excludes balance sheet impact of intangible assets acquired through purchase accounting for acquisitions.



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

Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency. Peoples Bank offers complete financial products and services through 45 financial service locations and 28 ATMs in Ohio, West Virginia and Kentucky. Peoples Bank's e-banking service, Peoples OnLine Connection, can be found on the Internet at www.peoplesbancorp.com. Peoples Bank provides an array of financial products and services to clients that include traditional banking products, such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. Peoples Insurance makes available investment and insurance products. Peoples provides services through ordinary walk-in offices and automobile drive-in facilities, automated teller machines, banking by phone, and the Internet.

Peoples Bank also makes available other financial services through Peoples Investment Services, a division of Peoples Bank that provides customer-tailored solutions for fiduciary needs, investment alternatives, financial planning, retirement plans, and other asset management needs. Brokerage services are offered exclusively through Raymond James Financial Services, member NASD/SIPC and an independent broker/dealer, located at Peoples Bank offices.

Peoples Investment Company and Peoples Capital Corporation were formed in 2001 and permit management to deploy investable funds more effectively by providing additional opportunities to make investments, including but not limited to, low-income housing tax credit funds, that are either limited or restricted at the bank level or are more appropriately held in these companies.

This discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements and footnotes thereto and the ratios, statistics, and discussions contained elsewhere in this Form 10-Q.

References will be found in this Form 10-Q to the following transactions that have impacted or may impact Peoples' results of operations:

     As discussed in Note 1 to the financial statements, Peoples completed the acquisition of First Colony Bancshares, Inc. ("First Colony"), the holding company of The Guernsey Bank, Federal Savings Bank based in Cambridge, Ohio, on June 14, 2002.

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

     On November 9, 2001, Peoples announced authorization to repurchase 192,500 (or approximately 2.5% of Peoples' outstanding common shares) from time to time in open market or privately negotiated transactions (the "2002 Stock Repurchase Program"). Management may choose to purchase shares, based on timing and prices it deems appropriate through the expiration of the 2002 Stock Repurchase Program on December 31, 2002.


The impact of these transactions, where significant, is discussed in the applicable sections of this Management's Discussion and Analysis.


                              RESULTS OF OPERATIONS

Overview of the Income Statement
--------------------------------
Net income totaled $4,585,000 for the three months ended June 30, 2002, up $1,580,000 (or 53%) from $3,005,000 for the second quarter of 2001. Diluted earnings per share were $0.57 for the second quarter of 2002 compared to $0.37 a year ago, an increase of $0.20 (or 54%). Compared to the first quarter of 2002 (the "linked quarter"), net income increased $70,000 (or 2%) in the second quarter from $4,515,000, while earnings per diluted share were unchanged. Peoples' increased earnings compared to last year is due primarily to net interest income growth of $1,715,000 and higher levels of non-interest revenue, which grew $1,363,000. Return on average equity was 18.15% in the second quarter of 2002 versus 18.62% in prior quarter and 13.46% in 2001's second quarter.

On a year-to-date basis through June 30, 2002, net income totaled $9,100,000 versus $5,601,000 a year ago, an increase of $3,499,000 (or 62%). Earnings grew $0.43 per diluted share through six months of 2002, totaling $1.13 versus $0.70 in the first half of 2001. Return on average equity improved to 18.37% from 12.81% for the six months ended June 30, 2001.

Net interest income totaled $12,511,000 for the second quarter of 2002, up $1,715,000 (or 16%) compared to $10,796,000 for the second quarter of 2001. For the quarter ended June 30, 2002, net interest margin was 4.54% versus 4.07% a year ago. On a year-to-date basis, net interest income grew $3,563,000 (or 17%) in 2002, totaling $24,670,000, while net interest margin improved to 4.53% from 4.02% a year ago. This improvement in net interest income and margin is the result of Peoples' cost of funds dropping more than its yield on earning assets.

Non-interest income (excluding non-operating gains and losses) totaled $3,633,000 in the second quarter of 2002, up $1,363,000 (or 60%) from $2,270,000 a year ago. This improvement is largely attributable to enhanced deposit account service charges of $786,000 and business owned life insurance ("BOLI") income totaling $376,000 in the second quarter, while increased insurance and investment commissions of $133,000 were also a contributing factor. For the six months ended June 30, 2002, non-interest income increased $2,445,000 (or 55%), totaling $6,916,000 versus $4,471,000 for the same period in 2001. Non-interest expense was up $655,000 (or 8%) in the second quarter, from $8,168,000 a year ago and was up $1,655,000 (or 10%) for the six months ended June 30, 2002, totaling $17,774,000. Expense growth in 2002 is largely attributable to additional salaries and benefit expenses of $704,000 and increased professional fees of $333,000 in the second quarter. Management anticipates operating expenses will increase modestly in the second half of 2002 due to the addition of several new associates and offices as part of the First Colony acquisition in mid-June 2002.


Interest Income and Expense
---------------------------
Peoples derives a majority of its interest income from loans and investment securities and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue. Management periodically adjusts the mix of assets and liabilities in an attempt to manage and improve net interest income; however, factors that influence market interest rates, such as interest rate changes by the Federal Reserve Open Market Committee and Peoples' competitors, may have a greater impact on net interest income than those adjustments made by management. Consequently, a volatile rate environment can make it difficult to manage net interest margin and income, let alone predict future changes.

Peoples' net interest income totaled $12,511,000 in the second quarter of 2002 compared to $10,796,000 in the same quarter last year, an increase of $1,715,000 (or 16%). Compared to the linked quarter, net interest income grew $352,000 (or 3%) from $12,159,000. Interest income totaled $20,312,000 for the three months ended June 30, 2002, down $1,680,000 (or 8%) compared to the second quarter of 2001 and virtually unchanged versus the linked quarter. Interest expense totaled $7,801,000, down $3,395,000 (or 30%) versus the second quarter of 2001 and down $355,000 (or 4%) compared to the first quarter of 2002. For the six months ended June 30, 2002, net interest income increased $3,563,000 (or 17%) to $24,670,000, from $21,107,000 for the same period in 2001. Interest income was $40,627,000 compared to $44,112,000 last year, while interest expense totaled $15,957,000 compared to $23,005,000 in the first half of 2001. The improvement in net interest income is due to the current low interest rate environment, continued downward pressure on market rates and Peoples' proactive management of funding costs, as well as a modest increase in earnings assets.

Included in interest income is tax-exempt income derived from loans to and investments issued by states and political subdivisions. Since these revenues are not taxed, management believes it is more meaningful to analyze net interest income on a fully-tax equivalent ("FTE") basis, which adjusts interest income by converting tax-exempt income to the pre-tax equivalent of taxable income using a tax rate of 35%. In the second quarter of 2002, interest income was increased by $408,000 for the impact of the tax-equivalent adjustment, resulting in FTE net interest income of $12,919,000, up $1,862,000 (or 17%) from $11,057,000 a year ago and up $409,000 (or 3%) compared to $12,510,000 for the linked quarter. The FTE yield on Peoples' earning assets was 7.29% for the quarter ended June 30, 2002, versus 7.49% for the first quarter of 2002 and 8.19% for the second quarter of 2001, while the cost of interest-bearing liabilities was 3.12%, 3.37% and 4.71% for the same periods, respectively. On a year-to-date basis, FTE net interest income was $25,430,000 in 2002 compared to $21,630,000 in 2001. The FTE yield on Peoples' earning assets was 7.39% in the first half of 2002 versus 8.33% last year, while the cost of interest-bearing liabilities was 3.24% and 4.92% for the same periods, respectively.

Net interest margin (calculated by dividing FTE net interest income by average earning assets) serves as an important measurement of the net revenue stream generated by the mix and pricing of Peoples' earning assets and interest-bearing liabilities. In the second quarter of 2002, Peoples' net interest margin improved to 4.54% from 4.52% in the linked quarter and 4.07% for the second quarter of 2001. Through six months in 2002, Peoples' net interest margin was 4.53% compared to 4.02% in 2001. The Federal Reserve's 475 basis point reduction in key interest rates in 2001 was the significant driver of improvement in net interest margin, which facilitated a lowering of Peoples' costs of funds; however, the magnitude of this reduction has intensified the pressure for lower loan rates in Peoples' markets. Management believes net interest income and margin will continue to benefit from interest rates remaining at their current low levels; however, an increase in market interest rates would have a modestly negative impact.

Earning assets averaged $1.14 billion in the second quarter of 2002, up $49.8 million (or 5%) compared to the same period last year. Gross loans account for the largest portion of earning assets, averaging $796.8 million for the three months ended June 30, 2002, compared to average gross loans of $752.6 million in the second quarter of 2001. Volume increases in commercial loans account for a majority of the loan growth in 2002. Late in 2001, Peoples initiated a plan to grow the investment portfolio and return it to pre-2000 levels. As a result, investment securities averaged $351.9 million in the second quarter of 2002 compared to $315.9 million in 2001's second quarter. The FTE yield on loans was 7.63% in the second quarter of 2002 compared to 8.83% a year ago, while the FTE yield on investments was 6.27% and 6.75% for the same periods, respectively. Yields on both loans and investment securities have been impacted by lower market interest rates.

On a year-to-date basis, average earning assets were $1.12 billion in 2002 compared to $1.08 million in 2001. Gross loan balances increased $40.9 million (or 5%), averaging $787.6 million for the six months ended June 30, 2002, versus $746.7 million a year ago. Through six months in 2002, the FTE yield on loans dropped 125 basis points from 8.96% to 7.71%. Average investment securities totaled $347.4 million in the first half of 2002 versus $322.1 million for the first six months of 2001, while the FTE yield on investments was 6.34% and 6.80% for the same periods, respectively.

Peoples' average interest-bearing liabilities increased $50.8 million (or 5%) in the second quarter of 2002 from $951.5 million for the second quarter of 2001. Traditional deposits comprise a majority of Peoples' interest bearing liabilities, averaging $755.5 million in the second quarter of 2002 compared to $727.4 million a year ago. Cost of funds from interest bearing deposits was 2.74% in the second quarter of 2002 compared to 3.10% and 4.66% in the first quarter of 2002 and second quarter of 2001, respectively. On a year-to-date basis, deposits averaged $740.6 million in 2002 versus $707.6 million in 2001, while the interest cost on deposits were 2.91% and 4.85% for the same periods, respectively. Peoples lowered rates paid on interest bearing deposit accounts in response to the Federal Reserve's rate cuts, but changes in deposit mix due to volume increases in certificates of deposit, as well as competitive rates paid on these deposits, have tempered the overall drop in average deposit costs. In the third quarter of 2002, management anticipates deposit costs to remain near current levels; however, Peoples' deposit costs could increase should the Federal Reserve raise interest rates.

In addition to traditional deposits, Peoples utilizes a variety of borrowings, both short-term and long-term, as complementary funding sources. Total borrowed funds averaged $246.8 million for the three months ended June 30, 2002, up $22.7 million (or 10%) from the prior year's second quarter average, and $251.6 million for the first half of 2002 versus $233.7 million last year. The interest cost of Peoples' borrowed funds declined 59 basis points in the second quarter to 4.29% from 4.88% last year and on a year-to-date basis, dropped 94 basis points to 4.21% from 5.15%. The lower cost of borrowings is primarily due to Peoples repaying higher cost borrowings in the latter half of 2001 and replacing them with borrowings at lower rates, while the increased volume reflects Peoples' planned growth of the investment portfolio. Peoples' main source of borrowed funds is short and long-term advances from the FHLB. The short-term FHLB advances are primarily LIBOR based advances while the long-term FHLB advances consist largely of 10-year borrowings with initial fixed rate periods. After the initial fixed rate period, the FHLB has the option to convert each advance to a LIBOR based, variable rate advance; however, Peoples may repay the advance, without a penalty, if the FHLB exercises its option.

In the second quarter of 2002, Peoples' short-term FHLB borrowings averaged $12.9 million, at a cost of 1.83%, compared to $32.7 million and an average cost of 1.81% in the linked quarter and $45.0 million and an average cost of 4.75% in the second quarter of 2001. Average long-term FHLB borrowings were up $3.2 million (or 2%) compared to the linked quarter and up $57.1 million (or 41%) versus a year ago, totaling $196.0 million for the quarter ended June 30, 2002, while the average cost dropped to 4.85% from 4.87% and 5.11% for the first quarter of 2002 and second quarter of 2001, respectively. For the six months ended June 30, 2002, long-term FHLB borrowings averaged $194.4 million, at an average cost of 4.86%, versus $138.1 million and average cost of 5.04% a year ago. In the second half of 2001, Peoples converted a portion of its short-term FHLB advances to long-term advances to secure longer-term funding during this period of low rates. These new long-term advances from the FHLB are fixed rate, amortizing advances, which lessens Peoples' current liability sensitive position. Management will continue to use a variety of FHLB borrowings to fund asset growth and manage interest rate sensitivity, as deemed appropriate.

Peoples' cash management services (offered to a variety of business customers) also provide short-term funding, primarily in the form of overnight repurchase agreements. For the three months ended June 30, 2002, overnight repurchase agreements (excluding balances of wholesale market term repurchase agreements) averaged $23.8 million, virtually unchanged from last year's average of $24.0 million. On a year-to-date basis through June 30, 2002, overnight repurchase agreements averaged $23.4 million, down $2.3 million (or 9%) from $25.7 million a year ago. The decreased volume of repurchase agreements compared to the first half of 2001 is due largely to a withdrawal of a significant balance in the second half of 2001 by a client who opted for an alternative investment product. The average rate paid on overnight repurchase agreements was 1.40% in the second quarter of 2002, down 247 basis points from the prior year, and was 1.45% versus 4.52% for the six months ended June 30, 2002 and 2001, respectively. These declines are a result of reductions in the market index tied to the pricing of these accounts.

Peoples also periodically accesses national market repurchase agreements to diversify short-term funding sources. In the second quarter of 2002, wholesale market term repurchase agreements averaged $9.1 million at a rate of 3.69%, down from $14.3 million and an average rate of 4.84% in 2001's second quarter. For the six months ended June 30, wholesale repurchase agreements averaged $7.7 million in 2002 compared to 19.2 million in 2001, while the average cost was 3.65% and 5.73% for the same periods, respectively. Peoples has reduced the amount of wholesale repurchase agreements outstanding due to the availability and attractiveness of other funding sources. Management may continue to access such funding in the future, as deemed appropriate.

In the second quarter of 2002, the combination of the low interest rate environment and Peoples' proactive management of funding costs has resulted in the costs of funds dropping more than the yield on earning assets. As a result, Peoples has benefited through improved net interest income and margin. However, Peoples' current asset-liability simulations indicate that an increase in interest rates later this year could have a modestly negative impact based on Peoples' current interest rate risk position. Although management continually works to mitigate the impact of future rate changes, Peoples' net interest margin and income remains difficult to predict, and to manage, in volatile interest rate environments.


Provision for Loan Losses
-------------------------
Peoples' provision for loan losses totaled $980,000 for the second quarter of 2002, compared to $861,000 for the linked quarter and $675,000 a year ago. On a year-to-date basis through June 30, 2002, the provision for loan loss was $1,841,000 versus $1,350,000 in 2001. The increased provision is based upon management's ongoing evaluation of the adequacy of the allowance for loan losses and factors affecting probable loan losses, as well as provisions relating to the Overdraft Privilege program of $230,000 and $161,000 in the second and first quarters of 2002, respectively. Management believes the current provision is appropriate for the overall quality, inherent risk and volume concentrations of Peoples' loan portfolio.

Since the overall quality of Peoples' loan portfolio remains strong, management anticipates that the provision for the third quarter of 2002 will remain at the second quarter's level; however, the Overdraft Privilege program and other loan quality factors could impact future provisions. Ultimately, the provision will increase or decrease each quarter based upon the results of Peoples' formal analysis of the allowance for loan losses. Further information can be found later in this discussion under "Allowance for Loan Losses."


Gains and/or Losses on Securities Transactions
----------------------------------------------
For the six months ended June 30, 2002, Peoples recognized net gains on securities transactions of $51,000 compared to $1,000 for the same period in 2001. The net gains on securities transactions in 2002 is due largely to securities transaction in the first quarter that were part of management's plan to balance the overall yield, maturity and duration of the investment portfolio, while the net gains in 2001 is the result normal portfolio management.


Gains and/or Losses on Asset Disposals
--------------------------------------
Net losses on asset disposals totaled $7,000 for the quarter ended June 30, 2002, compared to net gains of $5,000 in the same period last year. On a year-to-date basis, asset disposals resulted in net losses of $14,000 in 2002 and net gains $25,000. The gains and losses in recent periods were the result of asset disposals in conjunction with normal asset replacement.


Mark-to-Market Adjustment on Interest Rate Caps
-----------------------------------------------
On January 1, 2001, Peoples adopted Statement of Financial Accounting Standards Number 133 "Accounting for Derivative Instruments and Hedging Instruments" ("SFAS No. 133"), as required. As a result of this adoption, Peoples recognized the change in market value of certain interest rate contracts as an increase or decrease to income. Through six months of 2001, the net mark-to-market adjustment was $131,000, decreasing net income by $85,000, or $0.01 per share. Management does not anticipate any additional adjustments related to Peoples' existing interest rate cap contracts.


Non-Interest Income
-------------------
Peoples generates non-interest income from five primary sources: deposit account service charges, fiduciary activities, investment and insurance commissions, electronic banking and business owned life insurance income. For the quarter ended June 30, 2002, non-interest income (excluding all non-operating gains and losses) totaled $3,633,000 compared to $2,270,000 in 2001, an increase of $1,363,000 (or 60%). Compared to the linked quarter, non-interest income was up $350,000 (or 11%) from $3,283,000. Non-interest income grew 55% on a on a year-to-date basis through June 30, 2002, totaling $6,916,000 versus $4,471,000 a year ago. A majority of the revenue growth in 2002 is the result of increased deposit account service charges, while BOLI income of $376,000 and $701,000 in the second quarter and first half of 2002, respectively, was also a key contributor.

Service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided, remain Peoples' largest source of non-interest revenues. In the second quarter of 2002, deposit account service charges totaled $1,675,000, up $786,000 (or 88%) from $889,000 a year ago and up $309,000 (or 23%) from $1,366,000 in the linked quarter. For the six months ended June 30, deposit account service charges reached $3,041,000 in 2002 compared to $1,696,000 in 2001, an increase of $1,345,000 (or 79%). These improvements are attributable to higher volumes of overdraft and non-sufficient funds fees resulting from Peoples' implementation of the Overdraft Privilege program and other changes to the assessment of cost recovery fees in late 2001. Management expects deposit service charges to increase modestly in the remainder of 2002, due in part to the addition of the new accounts from the First Colony acquisition.

Peoples' electronic banking services are alternative delivery channels to traditional sales offices for providing products and services to clients and include ATM and debit cards, direct deposit services and Internet banking. In the second quarter of 2002, electronic banking revenues grew $60,000 (or 17%), totaling $414,000 compared to $354,000 for the same period last year, and up $46,000 (or 13%) from $368,000 in the linked quarter. On a year-to-date basis, electronic banking revenues totaled $782,000 in 2002 versus $676,000 in 2001, an increase of $106,000 (or 16%). Growth of ATM and debit card usage by Peoples' clients accounts for the higher revenues compared to recent periods. Management will continue to explore and develop new e-banking capabilities which complement existing delivery channels, both traditional and non-traditional, as sources of revenue and expanded product and service opportunities for Peoples' customers.

Insurance and investment commissions were $462,000 in the second quarter of 2002, up $133,000 (or 40%) from $329,000 a year ago. For the first six months of 2002, insurance and investment commissions totaled $986,000 compared to $709,000 for the same period in 2001, an increase of $277,000 (or 39%). Strong annuity sales in the first half of 2002 accounted for most of the increase, with additional property and casualty insurance commissions also contributing to the growth. Insurance and investment commissions were down $62,000 (or 12%) versus the first quarter's total of $524,000, as Peoples' experienced slightly stronger annuity sales in the first quarter. The following table details Peoples' insurance and investment commissions:


                       Three Months Ended Six Months Ended
                                June 30, June 30,
(Dollars in thousands)                        2002           2001          2002           2001
Fixed annuities                           $      222     $       93     $     502     $      151
Property and casualty insurance                   93             70           178            132
Brokerage                                         61             85           128            198
Credit life and A&H insurance                     56             32            95             48
Life and health insurance                         30             14            83            102
Reinsurance revenues                               -             35             -             78
-------------------------------------------------------------------------------------------------
Total                                     $      462     $      329     $     986     $      709
=================================================================================================

Peoples' fiduciary fees, which are based in part on the market value of assets managed, totaled $640,000 for the quarter ended June 30, 2002, versus $616,000 last quarter and $628,000 in 2001's second quarter. Through six months of 2002, fiduciary fees were $1,256,000 compared to $1,242,000 for the same period a year ago. Management believes the First Colony acquisition provides additional opportunities to grow these revenues and continues to pursue new ways to provide asset and risk management products to Peoples' clients and prospects. Insurance and investment commissions, as well as fiduciary revenues, should continue to be a significant contributor to future non-interest income growth.

For the quarter ended June 30, 2002, BOLI produced tax-advantaged income of $376,000 compared to $325,000 last quarter, an increase of $51,000 (or 16%) attributable to an adjustment in the mix of investment funds made late in the first quarter. On a year-to-date basis, BOLI income totaled $701,000. Due to the timing of Peoples' BOLI purchase in mid-2001, Peoples recognized no income in either period last year. Management believes BOLI income will remain at second quarter levels for the remainder of 2002.


Non-Interest Expense
--------------------
In the second quarter of 2002, non-interest expense grew $655,000 (or 8%), totaling $8,823,000 compared to $8,168,000 in the second quarter of 2001 but declined $128,000 (or 1%) when compared to the linked quarter. Compared to last year, expense growth in the second quarter is largely attributable to additional salaries and benefit expenses of $704,000 and increased professional fees of $333,000. For the six months ended June 30, 2002, non-interest expense was $17.8 million versus $16.1 million in 2001, an increase of $1.7 million (or 11%).

Peoples' largest non-interest expense remains salaries and benefits, which is inherent in a service-based industry such as financial services. In the second quarter of 2002, salaries and benefits totaled $4,346,000 compared to $3,642,000 for the same period last year, an increase of $704,000 (or 19%). Salaries and benefits grew 22% in the first half of 2002, totaling $8,830,000 versus $7,227,000 for the first six months of 2001. Higher incentive and medical plan expenses, as well as salary increases necessary to retain and recruit key personnel were significant contributors to this increase. Compared to the linked quarter, salaries and benefit expenses were down $138,000 (or 3%) from $4,484,000. At June 30, 2002, Peoples had 447 full-time equivalent associates, up from 398 last quarter and 401 a year ago, with much of the increase due to the addition of new associates from the First Colony acquisition. Management will continue to leverage Peoples' resources, while retaining and recruiting key associates, to effectively optimize customer service and produce additional future revenue streams.

For the six months ended June 30, 2002, marketing expense totaled $536,000 versus $276,000 a year ago, an increase of $260,000 (or 94%). Peoples aggressively advertised its new Free Checking and Overdraft Privilege products and implemented a new marketing campaign designed to build brand name awareness in Peoples' markets in the first quarter of 2002 resulting in higher marketing expenses compared to recent periods. Management believes these initiatives have helped Peoples attract new clients and expect additional benefits in future periods. In the second quarter of 2002, marketing expenses were down $7,000 (or 4%) from $157,000 last year and declined $236,000 (or 61%) compared to $386,000 for the linked quarter, as marketing costs returned to more normal levels. In the third quarter of 2002, marketing expenses could be slightly higher than the second quarter, as Peoples advertises enhanced Internet billpay capabilities and other promotional campaigns.

Professional fees were up $333,000 (or 134%) in the second quarter of 2002, totaling $582,000 compared to $249,000 in 2001's second quarter. On a year-to-date basis through June 30, 2002, professional fees were $883,000 versus $523,000 a year ago, an increase of $360,000 (or 69%). Professional fees in 2002 were impacted by costs of $165,000 associated with Peoples' implementation of "Free Checking" and "Overdraft Privilege" products, while other initiatives, such as insurance and investment strategic initiatives, account for the remaining increase. Management anticipates professional fees will remain at these levels or decrease slightly in the last two quarters of 2002.

Peoples' intangible amortization expense was $386,000 in the second quarter of 2002, down $196,000 (or 34%) from $582,000 last year, and was $770,000 on a year-to-date basis through June 30, 2002, down $378,000 (or 33%) from $1,148,000 for the same period a year ago. The decreased intangible amortization expense is due almost entirely to Peoples' adoption of SFAS 142. For the quarter ended June 30, 2002, Peoples' trust preferred costs totaled $623,000 versus $659,000 in 2001's second quarter, while on a year-to-date basis, were $1,184,000 in 2002 compared to $1,311,000 a year ago. The lower costs in 2002 are the result of Peoples repurchasing $7.0 million of its trust preferred securities in the first quarter of 2002. As a result of the PEBO Capital Trust II issuance early in the second quarter, trust preferred cost increased $62,000 (or 11%) in the second quarter of 2002 from $561,000 in the linked quarter. Data processing and software costs were up $63,000 (or 27%) in the second quarter of 2002 and up $139,000 (or 29%) on a year-to-date basis through June 30, 2002, compared to $231,000 and $478,000 for the same periods last year, respectively, due to software licensing renewal fees. Peoples' other major non-interest expense categories were below their levels in recent periods.

Management uses the non-interest income leverage ratio to measure efficiency and Peoples' performance. The ratio, defined as non-interest income as a percentage of operating expenses, excludes gains and losses on securities transaction and asset disposals, as well as intangible asset amortization. Through the first six months of 2002, the non-interest leverage ratio improved to 40.7% from 29.9% a year ago, due to strong non-interest revenues coupled with controlled expense growth reflecting Peoples' ability to enhance revenues without incurring a proportional increase in operating expenses. In the second half of 2002, management anticipates operating expenses will increase modestly due to the addition of new associates and offices acquired in the First Colony transaction. Peoples' sales associates will strive to optimize revenue opportunities through a needs-based selling approach in order to achieve the long-term target non-interest income leverage ratio of 50%.


Return on Equity
----------------
Peoples' return on equity ("ROE") was 18.15% in second quarter of 2002 versus 13.46% the prior year and 18.62% in the linked quarter. For the six months ended June 30, 2002, return on equity improved to 18.37% from 12.81% for the same period last year. Peoples' higher net income accounts for a majority of the ROE enhancement in 2002, while the mark-to-market adjustment on available-for-sale investment portfolio has increased compared to recent periods, thus increasing equity and negatively impacting ROE. As market interest rates change, both the investment and equity sections of Peoples' balance sheet are sensitive to the corresponding change in the overall market value of the investment portfolio. Since ROE will continue to be impacted by changing market conditions, management focuses on earnings per share ("EPS") as the most meaningful measurement of short-term performance.


Return on Assets
----------------
Return on assets ("ROA") in the second quarter of 2002 was 1.48%, up from 1.03% for the second quarter of 2001. On a year-to-date basis, ROA was 1.49% through June 30, 2002, compared to 0.97% a year ago. The ROA improvement in 2002 is due to Peoples' strong earnings while average assets have risen by just 6% since last year.

In recent years, the primary focus of both the investment community and management has shifted to EPS enhancement and ROE while reducing the emphasis on ROA as a key performance indicator. However, management continues to monitor ROA and considers it a measurement of Peoples' asset leverage. Management expects any further enhancement to ROA in 2002 to be minimal.


Income Tax Expense
------------------
Peoples has made several tax advantaged investments in recent periods, including investments in low-income housing tax credit funds and the purchase of BOLI. For the six months ended June 30, 2002, the total amount of tax advantaged investments included in Other Assets averaged $27.7 million compared to $5.1 million a year ago. Due in part to this increased investment, Peoples' year-to-date effective tax rate fell to 28.0% through June 30, 2002, compared to 30.0% for the same period in 2001. The new accounting rules for goodwill have also contributed to the decrease. Depending on economic and regulatory conditions, Peoples may make additional investments in various tax credit pools over the next several years that could impact Peoples' effective tax rate and overall tax burden.


                               FINANCIAL CONDITION

Overview of Balance Sheet
-------------------------
At June 30, 2002, total assets were $1.34 billion compared to $1.19 billion at year-end 2001, an increase of $144.9 million (or 12%). Gross loans grew $89.5 million (or 12%) during the first six months of 2002 from $772.9 million at December 31, 2001, with approximately $67 million attributable to the First Colony acquisition and solid organic growth in commercial and real estate loan balances accounting for remaining increase. Peoples planned growth of the investment portfolio resulted in total investment securities of $367.4 million at June 30, 2002, up $37.0 million (or 11%) from year-end 2001.

Liabilities totaled $1.21 billion at June 30, 2002 compared to $1.07 billion at year-end 2001, an increase of $134.0 million (or 13%). At June 30, 2002, Peoples' total deposits were $934.8 million versus $814.4 million at year-end, with the majority of the increase the result of the First Colony acquisition. Interest-bearing balances grew $107.9 million (or 15%) while non-interest bearing deposits were up $12.6 million (or 13%) since December 31, 2001. Borrowed funds were up $12.2 million (or 5%) at June 30, 2002, totaling $260.7 million versus $248.5 million at year-end 2001.

The balance of Trust Preferred Securities (net of unamortized costs), presented on the balance sheet as "Guaranteed preferred beneficial interest in junior subordinated debentures", was $29.0 million at June 30, 2002, up $6.8 million (or 30%) since March 31, 2002 but essentially unchanged from year-end 2001. The change from last quarter is due to the issuance of new securities through PEBO Capital Trust II, which offset repurchases of securities from PEBO Capital Trust I in the first quarter of 2002.

Stockholders' equity totaled $104.8 million at June 30, 2002, versus $93.9 million at December 31, 2001, an increase of $10.9 million (or 12%). The higher level of equity in 2002 is due primarily to increased earnings, net of dividends paid, while the mark-to-market adjustment on Peoples' investment portfolio increased equity $3.3 million.


Cash and Cash Equivalents
-------------------------
Peoples' cash and cash equivalents are Federal funds sold, cash and balances due from banks, and interest bearing balances in other institutions. The amount of cash and cash equivalents fluctuates on a daily basis due to client activity and Peoples' liquidity needs. At June 30, 2002, cash and cash equivalents totaled $29.8 million, down $3.0 million (or 9%) compared to $32.8 million at December 31, 2001. This decline is due largely to additional items in process of collection at year-end. At December 31, 2001, Peoples had Federal funds sold of $850,000 compared to no Federal funds sold at June 30, 2002, which also contributed to the overall decrease in cash and cash equivalents.

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


Investment Securities
---------------------
At June 30, 2002, the amortized cost of Peoples' investment securities totaled $361.1 million compared to $329.1 million at year-end 2001, while the market value of the investment portfolio was up $37.0 million from $330.4 million at December 31, 2001, to $367.4 million at June 30, 2002. In first half of 2002, management continued to implement the planned growth of the investment portfolio initiated in late 2001 that was intended to return the portfolio, as a percent of earning assets, to pre-2000 levels in anticipation of modest loan growth in 2002. In addition, Peoples acquired investment securities of approximately $6 million, primarily mortgage-backed securities, in conjunction with the First Colony acquisition.

The difference in amortized cost and market value at June 30, 2002, resulted in unrealized appreciation in the investment portfolio of $6.3 million and a corresponding increase in Peoples' equity of $4.1 million, net of deferred taxes. In comparison, the difference in amortized cost and market value at December 31, 2001, resulted in unrealized appreciation of $1.3 million and an increase in equity of $0.8 million, net of deferred taxes.

At June 30, 2002, Peoples' investment in US treasury securities and obligations of US government agencies and corporations was down $32.8 million (or 49%) versus year-end 2001, due primarily to the sale of a $31.0 million callable security late in the first quarter. Management reinvested the proceeds from this sale in mortgage-backed securities and obligations of states and political subdivisions, which accounts for a portion of the increase in those security types. In addition, management has reinvested the principal runoff from the investment portfolio throughout 2002. The following table details Peoples' investment portfolio, at estimated fair value:


(Dollars in Thousands)                              June 30,        March 31,       December 31,       June 30,
                                                      2002             2002             2001             2001
US Treasury securities and obligations of
    US government agencies and corporations      $       33,528   $       30,774   $       66,294   $       94,178
Obligations of states and political subdivisions         67,281           60,710           49,562           38,435
Mortgage-backed securities                              214,748          199,953          166,269          139,313
Other securities                                         51,849           49,047           48,239           44,256
-------------------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $      367,406   $      340,484   $      330,364   $      316,182
===================================================================================================================

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


Loans
-----
Peoples Bank primarily focuses on lending opportunities in central and southeastern Ohio, northern West Virginia, and northeastern Kentucky markets, especially retail lending, which includes single-family residential mortgages and other consumer lending. At June 30, 2002, gross loans totaled $862.4 million, an increase of $89.5 million (or 12%) since year-end 2001. In the first half of 2002, Peoples experienced moderate organic growth in commercial, financial and agricultural loans ("commercial loans"), as well as real estate loans; however, consumer loans continued to decline and partially offset the commercial and real estate loan growth. In addition, Peoples acquired loans of $66.6 million in the First Colony acquisition. The following table details total outstanding loans:


(dollars in thousands)                       June 30,         March 31,        December 31,       June 30,
                                               2002              2002              2001             2001
Commercial, financial, and agricultural    $      379,243   $      352,531    $      343,800    $      313,806
Real estate, construction                          15,782           18,135            14,530            20,683
Real estate, mortgage                             345,795          296,082           295,944           293,817
Consumer                                          115,398          107,757           111,912           118,996
Credit cards                                        6,159            6,205             6,670             6,454
---------------------------------------------------------------------------------------------------------------
     Total loans                           $      862,377   $      780,710    $      772,856    $      753,756
===============================================================================================================

At June 30, 2002, commercial loans were up $35.4 million (or 10%) from year-end 2001's balance of $343.8 million, with a significant portion of the increase attributable to lending opportunities within Peoples' existing markets. Peoples also acquired about $5 million in commercial loans through the First Colony Acquisition and purchased approximately $7 million of multi-family real estate loans from an unrelated financial institution in the first quarter. Commercial loans continue to represent the largest portion of Peoples' total loan portfolio, comprising 44.0% of total loans at June 30, 2002, versus 44.5% at December 31, 2001. Future commercial lending activities will depend on economic and related conditions, such as general demand for loans in Peoples' primary markets and interest rates offered by Peoples. In addition to in-market opportunities, Peoples will continue to selectively lend to creditworthy customers outside its primary markets.

Real estate loans (including construction loans) totaled $361.6 million at June 30, 2002, up $51.1 million (or 16%) compared to year-end 2001, with the First Colony acquisition accounting for $48.2 million of the growth. Real estate loans comprise 41.9% of Peoples' total loan portfolio at June 30, 2002, versus 40.2% at the prior year-end. Included in real estate loans are home equity credit line ("Equiline") balances of $29.9 million at June 30, 2002, up 10% from $27.3 million at December 31, 2001, attributable to the First Colony acquisition. Management believes Equiline loans are a relationship product with an acceptable return on investment after risk considerations. Residential real estate loans continue to represent a major focus of Peoples' lending due to the lower risk factors associated with this type of loan, and the opportunity to provide additional products and services to these consumers, at reasonable risk-return ratios to Peoples.

Excluding credit card balances, consumer loans increased $3.5 million (or 3%) since year-end 2001, totaling $115.4 million at June 30, 2002. Peoples acquired consumer loans of $13.5 million as part of the First Colony acquisition accounting for the increase. The indirect lending area represents the majority of Peoples' consumer loans, with balances of $62.0 million. Since year-end 2001, indirect loan balances have declined $4.2 million (or 6%) from $66.2 million due to declining creditworthy indirect sales opportunities, normal runoff of indirect loans, and automobile manufacturers offering attractive financing options to car buyers through their captive credit affiliates.

Management is pleased with the performance of Peoples' consumer loan portfolio, which can be attributed to a commitment to sound lending practices and a strong customer service orientation. Due to current economic conditions, management continues to stress loan quality and risk-based pricing more than loan growth. Lenders use a tiered pricing system that enables Peoples to apply interest rates based on the corresponding risk associated with the loan. Although consumer debt delinquency has increased in the financial services industry, management's actions to reinforce Peoples' pricing system and underwriting criteria have had a positive impact on consumer loan delinquencies. Management plans to continue its commitment to the use of this tiered pricing system to improve the performance of Peoples consumer loan portfolio.

Peoples' credit card balances totaled $6.2 million at June 30, 2002, down $0.5 million (or 7%) since December 31, 2001. Management routinely evaluates new opportunities to serve credit card customers and grow the credit card balance. Management does not intend to subject Peoples to additional and/or unnecessary risk merely to pursue growth and considers Peoples' credit cards to be a complementary product offering for client relationships.


Loan Concentration
------------------
Peoples' largest concentration of commercial loans are credits to assisted living facilities and nursing homes, which comprised 12.5% of Peoples' outstanding commercial loans at June 30, 2002, versus 11.9% at year-end 2001. Loans to lodging and lodging related companies also represent a significant portion of Peoples' commercial loans accounting for approximately 11.9% of Peoples' outstanding commercial loans at quarter-end, compared to 12.8% at December 31, 2001.

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


Allowance for Loan Losses
-------------------------
Management continually monitors the loan portfolio through its Loan Review Department and Loan Loss Committee to determine the adequacy of the allowance for loan losses. This formal analysis determines an appropriate level of the allowance for loan losses, and allocation of the allowance among loan types. The portion of the allowance allocated among the various loan types represents management's estimate of expected losses based upon specific allocations for individual lending relationships and historical loss experience for each category of homogenous loans. The individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan and loan quality ratings. The historical experience factors are based upon historical loss experience, trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets.

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

Peoples recorded a provision for loan losses of $980,000 in the second quarter 2002, $861,000 in the linked quarter and $675,000 in the second quarter of 2001. For the first six months of 2002, Peoples' provision was $1,841,000 compared to $1,350,000 for the same period in 2001. These increases are due in large part to provisions relating to the Overdraft Privilege Program of $230,000 in the second quarter of 2002 and $161,000 in the linked quarter. Peoples' provision for loan losses is based upon management's ongoing evaluation of the adequacy of the allowance for loan losses and factors affecting probable loan losses, including loss experience, loan balances and continued growth of higher risk commercial loans. When expressed as a percentage of average loans, the provision was 0.23% for the six months ended June 30, 2002, compared to 0.18% in 2001, and net chargeoffs amounted to 0.23% and 0.15% for the same periods, respectively.

At the end of the second quarter of 2002, Peoples' allowance for loan losses totaled $12.4 million, unchanged since year-end 2001. The allowance as a percentage of total loans is 1.44% at June 30, 2002 compared to 1.60% at December 31, 2001, due in part to timing of the First Colony acquisition and the lack of any adjustment to the allowance for loan losses acquired in the acquisition. Management continues to evaluate the acquired loans and expects to make the necessary allowance for loan loss, interest rate and collectability adjustments, if any, during the third quarter of 2002. The following table presents changes in Peoples' allowance for loan losses:

                                              Three Months Ended              Six Months Ended
                                                   June 30,                       June 30,
(dollars in thousands)                         2002           2001            2002           2001
Balance, beginning of period             $      12,426   $     12,029    $     12,357   $     10,930
Chargeoffs                                      (1,147)          (701)         (2,100)        (1,343)
Recoveries                                         164            152             325            251
-----------------------------------------------------------------------------------------------------
     Net chargeoffs                               (983)          (549)         (1,775)        (1,092)
Provision for loan losses                          980            675           1,841          1,350
Allowance for loan losses acquired                   -              -               -            967
-----------------------------------------------------------------------------------------------------
          Balance, end of period         $      12,423   $     12,155    $     12,423   $     12,155
-----------------------------------------------------------------------------------------------------

Net chargeoffs were $983,000 in the second quarter of 2002, up from $549,000 a year ago, and $1,775,000 through six months of 2002 versus $1,092,000 in 2001. Commercial and consumer loans continue to account for a significant part of net chargeoffs. For the quarter ended June 30, 2002, commercial net chargeoffs totaled $690,000 versus $281,000 last year and through six months, totaled $1,139,000 in 2002 compared to $557,000 in 2001, due largely to the charge down of a group of troubled loans, which are part of a single client relationship, to amounts deemed collectable. Management completed its evaluation of this relationship during the second quarter and does not anticipate any future loss. Consumer loan net chargeoffs totaled $215,000 in the second quarter of 2002 and $485,000 on a year-to-date basis, up from $125,000 and $346,000 for the same periods last year. This increase is attributable in large part to the Overdraft Privilege program. Real estate chargeoffs represented a small percentage of total net chargeoffs in recent periods, reflecting the quality of the real estate loan portfolio. Management believes chargeoffs in the third quarter of 2002 will be similar to or slightly below net chargeoffs in the second quarter.

Asset quality remains a key focus, as management continues to stress quality rather than growth in response to the current economic conditions. Peoples' nonperforming assets (which include loans 90 days or more past due, nonaccrual loans, renegotiated loans, and other real estate owned) decreased in the second quarter of 2002, totaling $7.6 million, or 0.57% of total assets, versus $8.0 million, or 0.67%, at March 31, 2002. This change is the result of fewer loans 90 or more days past due at June 30, 2002. Even with this improvement, nonperforming assets remain above their year-end 2001 level of $5.7 million, or 0.48% of total assets. Total loan delinquencies have declined 37% since year-end 2001, largely attributable to fewer loans that were 30-89 days past due. The following table details Peoples' nonperforming assets:


(dollars in thousands)                       June 30,         March 31,        December 31,       June 30,
                                               2002              2002              2001             2001
Loans 90+ days past due and accruing       $          227   $          971    $          686    $          466
Renegotiated loans                                  2,864            2,864               425               511
Nonaccrual loans                                    4,425            4,040             4,380             4,085
---------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                      7,516            7,875             5,491             5,062
Other real estate loans                               124              167               181                32
---------------------------------------------------------------------------------------------------------------
       Total nonperforming assets          $        7,640   $        8,042    $        5,672    $        5,094
===============================================================================================================

Management continues to review the entire loan portfolio as part of the risk management process and will deal aggressively with problem loans as they are identified to minimize the amount of any future loss. Management has confidence in Peoples' loan review programs and the level of Peoples' allowance for loan losses, which totaled 165% of nonperforming loans at June 30, 2002, versus 158% at March 31, 2002, and 225% at December 31, 2001.

At June 30, 2002, the recorded investment in loans that were considered to be impaired was $8.0 million of which $4.7 million was accruing interest, and $3.3 million were nonaccrual loans. Included in this amount are $3.0 million of impaired loans for which the related allowance for loan losses is $764,000. The remaining impaired loan balances do not have a related allocation of the allowance for loan losses as a result of previous write-downs, being well-secured, or possessing characteristics indicative of ability to repay the loan. For the six months ended June 30, 2002, the average recorded investment in impaired loans was approximately $8.1 million and interest income of $193,000 was recognized on impaired loans during the period, representing 0.5% of Peoples' total interest income.

Funding Sources
---------------
Peoples considers a number of sources when evaluating funding needs, including but not limited to deposits, short-term borrowings, and long-term borrowings. Deposits, both interest bearing and non-interest bearing, continue to be the most significant source of funds for Peoples, totaling $934.8 million, or 78.2% of total funding sources at June 30, 2002.

Non-interest bearing deposits serve as a core funding source with total balances of $109.1 million at June 30, 2002, a $12.6 million (or 13%) increase compared to the prior year-end. Peoples acquired non-interest bearing deposit balances totaling $10.3 million through the First Colony acquisition. In addition, Peoples implemented two programs in the first quarter of 2002 aimed at attracting new clients and core deposits, as well as producing additional non-interest income opportunities: Overdraft Privilege and Free Checking. These programs have already had a positive impact by generating many new non-interest bearing accounts and boosting non-interest revenues. Management will continue to focus on expanding its base of lower-cost funding sources and enhancing client relationships by providing incentives for clients to utilize more of Peoples' products and services.

Interest-bearing deposits totaled $825.7 million at June 30, 2002, an increase of $107.9 million (or 15%) compared to $717.8 million at December 31, 2001, with $87.7 million attributable to the First Colony acquisition. Savings balances have increased $43.8 million (or 55%) since year-end 2001, primarily the result of a new savings product for states and political subdivisions introduced earlier this year, while approximately $16 million is attributable to the First Colony acquisition. Certificates of deposit remain Peoples' largest group of interest-bearing deposits, totaling $414.5 million at June 30, 2002, up $53.8 million (or 15%) since year-end 2001, with the First Colony acquisition accounting for over 90% of the increase. Interest-bearing transaction accounts (primarily Peoples' money market deposit accounts), are also a significant portion of Peoples' interest-bearing deposits, totaling $287.8 million at June 30, 2002, compared to $277.5 million at year-end 2001, up $10.3 million (or 4%). Peoples' money market accounts offer variable, competitive rates that allow clients flexibility and opportunity to better manage their investment yields.

Peoples also accesses other funding sources, including short-term and long-term advances, to fund asset growth and satisfy liquidity needs. Peoples' short-term borrowings include repurchase agreements, a short-term loan from an unrelated financial institution and FHLB advances, while long-term borrowings are primarily 10-year FHLB advances, with initial fixed rate features for periods of two, three, or four years, depending on the specific advance. Each 10-year advance has the opportunity, at the discretion of the FHLB, to reprice after its initial fixed rate period, and Peoples has the option to prepay any repriced advance without penalty, or allow the borrowing to reprice to a LIBOR based, variable rate product. Recent long-term FHLB advances have been fixed rate, amortizing advances, which helps to reduce Peoples' liability sensitivity.

During the second quarter of 2002, long-term borrowings increased $4.8 million (or 2%) from $192.4 million at December, 31 2001, as part of Peoples' current focus to secure longer-term funding and "lock in" costs during this period of low interest rates. At June 30, 2002, Peoples' short-term borrowings totaled $63.5 million, up $7.5 million (or 13%) compared to year-end 2001. This increase is attributable to Peoples obtaining a $17 million short-term loan from an unrelated financial institution to provide initial funding for the First Colony acquisition. Management is evaluating various long-term funding alternatives for this acquisition and anticipates converting this debt to longer term financing by year-end or early in 2003. Management also continues to evaluate the appropriate overall capitalization and methodology to fund Peoples' balance sheet long-term.


Capital/Stockholders' Equity
----------------------------
At June 30, 2002, stockholders' equity was $104.8 million, an increase of $10.9 million (or 12%) since December 31, 2001, as increased earnings positively impacted Peoples' stockholders' equity. Through six months of 2002, Peoples had net income of $9.1 million and paid dividends of $2.3 million, a dividend payout ratio of 25.0% of earnings, compared to a ratio of 34.2% a year ago. Management believes Peoples' recent dividend payments represent an acceptable payout ratio and anticipates Peoples continuing its 36-year history of consistent dividend growth, at payout ratios deemed appropriate, in future periods.

The adjustment for the net unrealized holding gains on available-for-sale securities, net of deferred income taxes, totaled $4.1 million at June 30, 2002 versus unrealized gains of $0.8 million at December 31, 2001, a change of $3.3 million. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' balance sheet are more sensitive to the changing market values of investments. Management believes Peoples' capital continues to provide a strong base for profitable growth.

Peoples had treasury stock totaling $1.5 million at June 30, 2002, compared to $3.4 million at year-end 2001. During the first six months of 2002, Peoples repurchased 7,967 common shares at an average price of $21.94 per share and reissued approximately 55,100 shares through various stock option plans and Peoples' deferred compensation plan. In 2002, Peoples may repurchase additional shares under the 2002 Stock Repurchase Program, based on timing and market prices management deems appropriate, until its expiration on December 31, 2002.

Peoples has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50% or 100% (highest risk assets) is assigned to each asset on the balance sheet. At June 30, 2002, Peoples' Total Capital, Tier 1 and Leverage ratios were 12.62%, 11.26% and 8.42%, exceeding the well-capitalized standards of 10%, 6% and 5%, respectively. In addition, all three risk-based capital ratios for Peoples Bank were also well above the minimum standards for a well-capitalized institution at June 30, 2002.


Liquidity and Interest Rate Sensitivity
---------------------------------------
The objective of Peoples' asset/liability management function is to optimize while protecting Peoples' net interest income within its policy guidelines. Management works to accomplish this objective through management of the balance sheet mix, liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels and customer preferences. Interest Rate Risk One of the most significant risks resulting from Peoples' normal business of extending loans and accepting deposits is interest rate risk. Interest rate risk ("IRR") is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as market values of financial assets and liabilities. Peoples has charged the ALCO with the overall management of Peoples' balance sheet and off-balance sheet transactions related to the management of IRR. The ALCO strives to keep Peoples focused on the future, anticipating change and evaluating alternatives, rather than simply reacting to change.

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

Peoples' ALCO relies on different methods of assessing IRR including simulating net interest income, monitoring the sensitivity of the net present market value of equity, and monitoring the difference, or "gap", between maturing or rate-sensitive assets and liabilities over various time periods. The ALCO places emphasis on simulation modeling as the most beneficial measurement of IRR because it is a dynamic measure. By employing a simulation process that estimates the impact of potential changes in interest rates and balance sheet structures and by establishing limits on these estimated changes in net income and net market value, the ALCO is better able to evaluate interest rate risks and their potential impact to earnings and market value of equity.

The modeling process starts with a base case simulation using the current balance sheet. Base case simulation results are prepared under an assumed flat interest rate scenario and at least two alternative interest rate scenarios, one rising and one declining, assuming parallel yield curve parameters. Comparisons produced from the simulation data, showing the earnings variance from the flat rate forecast, illustrate the risks associated with the current balance sheet structure. Additional simulations, when deemed appropriate, are prepared using different interest rate scenarios than used with the base case simulation and/or possible changes in balance sheet structure. The additional simulations are used to measure yield curve risk, prepayment risk, basis risk, and index lag risk inherent in the balance sheet. Comparisons showing the earnings and equity value variance from the base case are provided to the ALCO for review and discussion. The results from model simulations are reviewed for indications of effectiveness of current IRR management strategies.

Peoples monitors IRR for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet have been established. To control the amount of short-term exposure to IRR, the ALCO limits the decrease in net interest income of Peoples Bank to 10% or less from base case for each 100 basis point shift in interest rates measured on an annual basis. To control the long-term exposure, the ALCO limits the negative impact on net equity value to 40% or less given an immediate and sustained 200 basis points shift in interest rates. For an assessment of the current interest rate risk position, the ALCO reviews static gap measures for specific time periods focusing on one-year cumulative gap. Based on historical trends and performance, the ALCO has determined the ratio of the one-year cumulative gap should be within 15% of earning assets.

The following table is provided to illustrate the estimated earnings at risk and value at risk positions of Peoples, on a pre-tax basis, at June 30, 2002 (dollars in thousands):


        Immediate
      Interest Rate                    Estimated                            Estimated
  Increase (Decrease) in           (Decrease) Increase               (Decrease) Increase in
       Basis Points               In Net Interest Income            Economic Value of Equity
---------------------------    -----------------------------     --------------------------------
           300               $      (5,440)        (10.1)%         $    (68,926)        (37.1)%
           200                      (3,392)         (6.3)               (45,839)        (24.6)
           100                      (1,584)         (3.0)               (22,040)        (11.9)
          (100)              $         864           1.6 %         $     16,887           9.1 %


The interest risk analysis shows that Peoples is liability sensitive, which means that decreasing interest rates should favorably impact Peoples' net interest income while upward moving interest rates should negatively impact net interest income. As a result, the ALCO may consider various options including, but not limited to, the purchase of interest rate hedge positions, as available and appropriate, that would provide net interest income protection in a rising rate environment. Peoples' liability sensitivity has increased moderately since year-end 2001, due to an increase in rate sensitive liabilities attributable to approximately $25 million of long-term FHLB advances nearing the end of the fixed rate period, as well as the short term funding secured for the First Colony acquisition. In recent quarters, the ALCO has focused its efforts on securing long-term funding in the current low interest rate environment. As part of this process, management has priced Peoples' 3 and 5-year certificates of deposit to make them more attractive to clients than shorter-term certificates. Many clients have shifted, and continue to shift, funds to the longer-term certificates as their existing deposits mature, which will help reduce Peoples' short-term liability sensitivity. The interest rate analysis also shows Peoples is within the established IRR policy limits for all simulations and all scenarios for the current period as well as at all measured points during the preceding year.

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

The main source of liquidity for Peoples is deposit growth. Liquidity is also provided from cash generated from earning assets such as maturities, principal payments and income from loans and investment securities. In the second quarter of 2002, cash provided by financing activities totaled $26.9 million, due largely to increases in deposit balances of $22.5 million. Cash used in investing activity totaled $39.6 million, due to a net increase in loan balances totaling $24.6 million and investment securities purchases, net of maturities and sales, of $25.8 million, which was partially offset by net cash of $12.7 million received as part of the First Colony acquisition. When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that enable Peoples to match funding dates and pricing characteristics with contractual maturity dates and pricing parameters of earning assets. Securities in the investment portfolio that are available-for-sale can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile liabilities, short-term growth in deposits and brokered funds, from liquid assets, short-term investments and unpledged available-for-sale securities. At June 30, 2002, Peoples' net liquidity position was $148.5 million, or 11.1% of total assets, in comparison to a net liquidity position of $177.2 million, or 14.9% of total assets, at December 31, 2001. This decrease in liquidity is attributed to a $24.6 million increase in volatile funds due to a decrease in what Peoples considers stable funds, as well as Peoples $17 million loan to finance the First Colony acquisition. The liquidity position as of June 30, 2002, was within Peoples' policy limit of negative 10% of total assets.


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


Future Outlook
--------------
Earnings momentum started in the second half of 2001 and has grown stronger through the first two quarters of 2002. As a result, Peoples successfully increased earnings for the fifth consecutive quarter despite sluggish economic conditions. Future success in the financial service industry will revolve around three issues: earnings growth and quality, asset quality, and capital quality. Management believes that Peoples is sound in all of these areas. Earnings reached record levels in the second quarter of 2002, due in part to sound asset/liability management and diversified revenue streams. Peoples' asset quality remains good and capital ratios, bolstered by the solid earnings stream, continue to be at levels that provide a strong foundation to withstand the impact of adverse economic conditions while still affording growth opportunities.

E-services remain a focus for management, with future investments in technology designed to make it easier for clients to complete transactions and conduct business with Peoples. As part of this process, Peoples plans to introduce an enhanced Internet billpay service to its clients in August and offer this service at no cost, at least through the end of 2003 to active users. This enhanced bill payment service offers innovative technology, including online bill presentment, or e-bill, as well as improved payment processing. Bills paid online will be processed by one of the nation's leading provider of bill payment services. Management believes the combination of electronic billpay and bill presentment can be a tremendous retention and recruiting tool for Peoples Bank, and looks forward to adding many customers to the new system. Peoples' e-Services department recently completed the conversion of existing billpay clients, and the Marketing Department is finalizing an aggressive marketing campaign to raise awareness in Peoples' markets.

Management's strategies of continued growth and diversification of non-interest revenues are intended to lessen the impact of changes in interest rates on Peoples' earnings. The acquisition of five full-service financial service centers through the First Colony acquisition provides Peoples' sales associates the ability to enhance revenues further by capitalizing on opportunities to serve clients using a needs-based sales process. Since completing this acquisition, management has already introduced investment and insurance products, such as fixed annuities, to these new clients, as well as other non-traditional financial products and services. Even though the acquisition was completed late in the second quarter, Peoples has already been able to achieve cost-save targets; thus, management expects the acquisition to be accretive to short-term earnings. Peoples' sales associates' ability to cross-sell more non-traditional financial services, as well as increased market penetration, should produce additional benefits.

Another benefit derived from the First Colony acquisition is Peoples' ability to enhance its real estate lending offerings by retaining personnel experienced in secondary mortgage market operations, including originating and selling loans through Fannie Mae and other relationships. Management is excited by the new opportunities this addition will give Peoples' sales associates. For many years, Peoples has either acted as an agent with a national firm for long-term, fixed rate real estate loans or held onto the loans and extended rates for 10 or 15 years - which can pressure interest rate sensitivity. With the new secondary mortgage department, Peoples will be able to offer more competitive long-term loans at fixed rates, which are currently appealing to Peoples' clients and prospects, while retaining mortgage servicing rights which generate additional fee income without holding these loans on Peoples' balance sheet (and the corresponding interest rate risk).

Peoples' capital ratios continue to be comfortably above the well-capitalized regulatory thresholds, which provide downside earnings protection but also affords management the opportunity to enhance Peoples' long-term value through strategic balance sheet growth. Mergers and acquisitions remain a viable strategic option to expand Peoples' operations and scope of client service even while management implements new products and services aimed at attracting new clients and producing additional revenues. In early October, Peoples expects to complete the acquisition of a small banking center in Malta, Ohio, adding approximately $8 million of deposits and another $2 million of loans. Management looks forward to introducing new clients to the benefits of doing business with Peoples and continues to explore other merger and acquisition prospects in and around Peoples' current footprint. However, the evaluation of future acquisitions will focus more on enhancing Peoples' earnings potential rather than geographic location or proximity to current markets and ultimately will depend upon opportunities that complement Peoples' core competencies and strategic intent.

It is Peoples' goal to invest capital across business units, based on projected risk and return on investments, which have potential for strong growth and enhancement to Peoples' overall long-term value. As part of this goal, Peoples has elected, and was approved in early August, to become a financial holding company, as permitted under the Gramm-Leach-Bliley Act (better known as "GLB" or the "Financial Services Modernization Act of 1999"). Peoples' status as a financial holding company permits it to engage in a significantly broader range of activities deemed financial in nature by the Federal Reserve, including securities and insurance underwriting, sponsoring mutual funds and investment companies, and merchant banking. Management believes the status as a financial holding company gives Peoples the most strategic flexibility going forward. While there may be evaluation of potential capital investment in the newly permissible activities in the future, management expects Peoples' primary business activities will remain confined to community banking in the near term.

Peoples remains a service-oriented company with a sales focus that aims to satisfy clients through a relationship sales process. Through this process, sales associates work to anticipate, uncover, and solve their clients' every financial need, from insurance to banking to investments. Going forward, management anticipates strong earnings will continue in the second half of 2002, due to sustained net interest income levels and marginal non-interest income improvement and controlled operating expense growth, and will continue to be stakeholder-focused with four key goals: double-digit EPS growth, ROE improvement, consistent dividend growth, and revenue diversification.


"Safe Harbor" Statement under the Private Securities Litigation
Reform Act of 1995
---------------------------------------------------------------
The statements in this Form 10-Q which are not historical fact are forward looking statements that involve a number of risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of technological changes, the effect of economic conditions, the impact of competitive products and pricing, and other risks detailed in Peoples' Securities and Exchange Commission filings. Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management's knowledge of Peoples' business and operations, it is possible actual results may differ materially from these projections.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided under the caption "Liquidity and Interest Rate Sensitivity" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, and is incorporated herein by reference.


                                CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                      For the Three Months Ended June 30,                  For the Six Months Ended June 30,
                                          2002                    2001                       2002                    2001
                                 -----------------------  ----------------------    ----------------------- ------------------------
(dollars in thousands)              Average     Yield/       Average    Yield/         Average     Yield/      Average      Yield/
                                    Balance      Rate        Balance     Rate          Balance      Rate       Balance       Rate
ASSETS
Securities:
  Taxable                        $    288,413     6.13%   $   278,778     6.68%     $    288,774     6.21%  $    284,975      6.74%
  Tax-exempt                           63,526     6.94%        37,097     7.22%           58,622     6.96%        37,149      7.21%
------------------------------------------------------------------------------------------------------------------------------------
    Total securities                  351,939     6.27%       315,875     6.75%          347,396     6.34%       322,124      6.80%
Loans:
  Commercial                          375,911     6.86%       330,012     8.47%          370,579     6.92%       328,948      8.67%
  Real estate                         306,451     7.66%       298,217     8.44%          301,838     7.75%       294,864      8.45%
  Consumer                            114,436    10.07%       124,403    10.66%          115,146    10.13%       122,863     10.67%
------------------------------------------------------------------------------------------------------------------------------------
    Total loans                       796,798     7.63%       752,632     8.83%          787,563     7.71%       746,675      8.96%
Less: Allowance for loan loss         (12,536)                (12,331)                   (12,579)                (11,925)
                                   ----------- ---------    ----------                ----------- ---------   -----------  ---------
    Net loans                         784,262     7.76%       740,301     8.98%          774,984     7.88%       734,750      9.10%
Interest-bearing deposits               2,191     1.37%         3,941     3.85%            2,552     1.44%         2,785      4.50%
Federal funds sold                         43     1.86%        28,510     4.25%               26     1.54%        16,345      4.47%
------------------------------------------------------------------------------------------------------------------------------------
    Total earning assets            1,138,435     7.29%     1,088,627     8.19%        1,124,958     7.39%     1,076,004      8.33%
Other assets                           99,653                  76,373                     97,088                  75,373
------------------------------------------------------------------------------------------------------------------------------------
       Total assets              $  1,238,088             $ 1,165,000               $  1,222,046            $  1,151,377
====================================================================================================================================

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                        $    108,583     1.52%   $    78,417     2.03%     $     96,756     1.44%  $     77,100      2.10%
  Interest-bearing demand             273,519     1.62%       274,772     3.47%          275,104     1.62%       270,694      3.85%
deposits
  Time                                373,394     3.90%       374,186     6.07%          368,702     4.22%       359,814      6.11%
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing            755,496     2.74%       727,375     4.66%          740,562     2.91%       707,608      4.85%
deposits
Borrowed funds:
  Short-term                           45,766     2.00%        83,283     4.49%           53,828     1.93%        93,655      5.25%
  Long-term                           201,044     4.80%       140,827     5.12%          197,752     4.79%       140,079      5.06%
------------------------------------------------------------------------------------------------------------------------------------
    Total borrowed funds              246,810     4.29%       224,110     4.88%          251,580     4.21%       233,734      5.15%
------------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing          1,002,306     3.12%       951,485     4.71%          992,142     3.24%       941,342      4.92%
liabilities
Non-interest bearing deposits          97,594                  88,119                     95,788                  86,023
Other liabilities                      37,120                  36,078                     35,064                  36,598
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities               1,137,020               1,075,682                  1,122,994               1,063,963
Stockholders' equity                  101,068                  89,318                     99,052                  87,414
------------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and equity   $  1,238,088             $ 1,165,000               $  1,222,046            $  1,151,377
====================================================================================================================================

Interest income to earning                        7.29%                   8.19%                      7.39%                    8.33%
assets
Interest expense to earning                       2.75%                   4.12%                      2.86%                    4.31%
assets
------------------------------------------------------------------------------------------------------------------------------------
  Net interest margin                             4.54%                   4.07%                      4.53%                    4.02%
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

ITEM 3:  Defaults upon Senior Securities.
None.

ITEM 4:  Submission of Matters to a Vote of Security Holders.
None.

ITEM 5:  Other Information.
None.

ITEM 6:  Exhibits and Reports on Form 8-K.
         a) Exhibits:

                                  EXHIBIT INDEX

  Exhibit
  Number         Description                            Exhibit Location
------------     ----------------------------------     -----------------
     11          Computation of Earnings Per Share.     Page 28


     b) Reports on Form 8-K:
        Peoples filed the following reports on Form 8-K during the three months ended June 30, 2002:
        1) Filed April 22, 2002 - News release announcing Peoples' earnings for the first quarter of 2002.
        2) Filed May 7, 2002 - News release announcing Peoples Bank signed a definitive agreement to acquire a full-service banking center in Malta, Ohio, from Century National Bank of Zanesville, Ohio.
        3) Filed May 13, 2002 - News release announcing the declaration of a 10% stock dividend and $0.15 per share dividend by Peoples' Board of Directors.
        4) Filed June 18, 2002 - News release announcing Peoples had completed the acquisition of First Colony Bancshares, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           PEOPLES BANCORP INC.



Date:  August 12, 2002          By: /s/ ROBERT E. EVANS
                                        -------------------------------------
                                        Robert E. Evans
                                        President and Chief Executive Officer



Date:  August 12, 2002          By: /s/ JOHN W. CONLON
                                        -------------------------------------
                                        John W. Conlon
                                        Chief Financial Officer



                          ----------------------------

                            CERTIFICATION PURSUANT TO
                   TITLE 18, UNITED STATES CODE, SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Peoples Bancorp Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Evans, President and Chief Executive Officer, and I, John W. Conlon, Chief Financial Officer of the Company, certify, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  August 12, 2002                /s/ ROBERT E. EVANS
                                          -------------------------------------
                                          Robert E. Evans
                                          President and Chief Executive Officer



Date:  August 12, 2002                /s/  JOHN W. CONLON
                                           ------------------------------------
                                           John W. Conlon
                                           Chief Financial Officer

                                  EXHIBIT INDEX

               PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                         FOR PERIOD ENDED JUNE 30, 2002




  Exhibit
  Number         Description                           Exhibit Location
------------     ----------------------------------    ----------------
    11           Computation of Earnings Per Share.    Page 28