Form 10-Q
period 2002-09-30
PEOPLES BANCORP INC
filed 2002-11-07
CIK 318300

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

        (Mark One)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____


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

                                      45750
                                 --------------
                                   (Zip Code)


Registrant's telephone number, including area code: (740) 373-3155
                                                   ----------------

                                 Not Applicable
         --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes       X                No
             -------------             --------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, at November 1, 2002: 7,907,510 common shares, without par value.



                        Exhibit Index Appears on Page 31

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The following Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Consolidated Statements of Stockholders' Equity, and Consolidated Statements of Cash Flows of Peoples Bancorp Inc. and subsidiaries ("Peoples"), reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with accounting principles generally accepted in the United States. Operating results for the nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001, contained herein has been derived from the audited balance sheet included in Peoples Bancorp Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K"). Complete audited consolidated financial statements with footnotes thereto are included in the 2001 Form 10-K.

The consolidated financial statements include the accounts of Peoples Bancorp Inc. and its wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated.


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

                                                                                   September 30,       December 31,
ASSETS                                                                                 2002                2001
Cash and cash equivalents:
     Cash and due from banks                                                   $            34,298   $        31,642
     Interest-bearing deposits in other banks                                                  211               346
     Federal funds sold                                                                      3,100               850
---------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                   37,609            32,838
---------------------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized cost of $369,391 and $329,081 at September 30, 2002, and
     December 31, 2001, respectively)                                                      380,600           330,364

Loans, net of unearned interest                                                            867,627           772,856
Allowance for loan losses                                                                  (12,886)          (12,357)
---------------------------------------------------------------------------------------------------------------------
          Net loans                                                                        854,741           760,499
---------------------------------------------------------------------------------------------------------------------

Bank premises and equipment, net                                                            18,166            16,369
Goodwill                                                                                    24,517            15,388
Other intangible assets                                                                      5,112             1,622
Other assets                                                                                37,576            36,886
---------------------------------------------------------------------------------------------------------------------
               Total assets                                                    $         1,358,321   $     1,193,966
=====================================================================================================================

LIABILITIES
Deposits:
     Non-interest bearing                                                      $           108,995   $        96,533
     Interest-bearing                                                                      842,743           717,835
---------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                   951,738           814,368
---------------------------------------------------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased and securities sold under repurchase agreements                33,350            23,752
     Federal Home Loan Bank term advances                                                        -            32,300
    Other short-term borrowings                                                             17,000                 -
---------------------------------------------------------------------------------------------------------------------
          Total short-term borrowings                                                       50,350            56,052
---------------------------------------------------------------------------------------------------------------------

Long-term borrowings                                                                       205,680           192,448
Accrued expenses and other liabilities                                                       9,685             8,188
---------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                         1,217,453         1,071,056
---------------------------------------------------------------------------------------------------------------------

Guaranteed preferred beneficial interests in junior subordinated debentures                 29,068            29,056

STOCKHOLDERS' EQUITY
Common stock, no par value, 12,000,000 shares authorized - 7,969,386 shares issued at September 30, 2002, and 7,289,266 issued
     at December 31, 2001, including shares in treasury                                     96,876            78,664
Accumulated comprehensive income, net of deferred income taxes                               7,292               834
Retained earnings                                                                            8,814            17,735
---------------------------------------------------------------------------------------------------------------------
                                                                                           112,982            97,233
Treasury stock, at cost, 65,740 shares at September 30, 2002, and
     178,344 shares at December 31, 2001                                                    (1,182)           (3,379)
---------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                                  111,800            93,854
---------------------------------------------------------------------------------------------------------------------
               Total liabilities, beneficial interests and stockholders'
               equity                                                          $         1,358,321   $     1,193,966
=====================================================================================================================




                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)                   Three Months Ended                  Nine Months Ended
                                                                   September 30,                      September 30,
                                                                2002             2001              2002              2001
Interest income                                            $      21,683    $      21,456     $      62,310     $     65,568
Interest expense                                                   8,545           10,674            24,502           33,679
-----------------------------------------------------------------------------------------------------------------------------
     Net interest income                                          13,138           10,782            37,808           31,889
Provision for loan losses                                          1,182              675             3,023            2,025
-----------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses          11,956           10,107            34,785           29,864
Other income:
    Service charges on deposits                                    1,958              863             4,999            2,559
    Fiduciary revenues                                               626              626             1,882            1,868
    Insurance and investment commissions                             532              368             1,518            1,077
    Electronic banking revenues                                      464              356             1,246            1,032
    Business owned life insurance                                    384              242             1,085              242
    Gain on securities transactions                                   51               26               102               27
    Gain on sale of loans                                             22                -                22               -
    (Loss) gain on asset disposals                                     -              (12)              (14)              13
    Net mark-to-market adjustment on interest rate caps                -                -                 -             (131)
    Other non-interest income                                         80               59               230              207
-----------------------------------------------------------------------------------------------------------------------------
        Total other income                                         4,117            2,528            11,070            6,894
Other expenses:
    Salaries and benefits                                          4,771            3,790            13,601           11,017
    Occupancy and equipment                                          988              885             2,854            2,792
    Trust Preferred Securities expense                               643              665             1,827            1,976
    Professional fees                                                533              233             1,416              756
    Data processing and software                                     251              279               868              757
    Amortization of goodwill                                         273              457               820            1,354
    Marketing                                                        242              154               778              430
    Amortization of other intangible assets                          208              125               431              376
    Other non-interest expense                                     1,843            1,529             4,931            4,778
-----------------------------------------------------------------------------------------------------------------------------
        Total other expenses                                       9,752            8,117            27,526           24,236
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes and extraordinary gain                  6,321            4,518            18,329           12,522
Income taxes                                                       1,702            1,321             5,020            3,724
-----------------------------------------------------------------------------------------------------------------------------
    Income before extraordinary gains                              4,619            3,197            13,309            8,798
Extraordinary gain on early debt extinguishment, net of
    tax expense of $221                                                -                -               410                -
-----------------------------------------------------------------------------------------------------------------------------
               Net income                                  $       4,619    $       3,197     $      13,719     $      8,798
=============================================================================================================================

Basic earnings per share:

    Income before extraordinary gains                      $        0.58    $        0.41     $        1.69     $       1.11
-----------------------------------------------------------------------------------------------------------------------------
    Extraordinary gain                                     $           -    $           -     $        0.05     $          -
-----------------------------------------------------------------------------------------------------------------------------
    Net income                                             $        0.58    $        0.41     $        1.74     $       1.11
-----------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
    Income before extraordinary gains                      $        0.57    $        0.40     $        1.65     $       1.09

-----------------------------------------------------------------------------------------------------------------------------
    Extraordinary gain                                     $           -    $           -     $        0.05     $          -
-----------------------------------------------------------------------------------------------------------------------------
    Net income                                             $        0.57    $        0.40     $        1.70     $       1.09
-----------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic)                    7,896,663        7,889,519         7,870,408        7,914,815
-----------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (diluted)                  8,150,003        8,033,685         8,084,233        8,035,157
-----------------------------------------------------------------------------------------------------------------------------

Cash dividends declared                                    $       1,195    $       1,089     $       3,474     $      3,007
-----------------------------------------------------------------------------------------------------------------------------

Cash dividend per share                                    $        0.15    $        0.14     $        0.44     $       0.38
-----------------------------------------------------------------------------------------------------------------------------


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


(Dollars in thousands)                                                                                  Accumulated
                                                                                                           Other
                                                    Common Stock           Retained       Treasury     Comprehensive
                                                  Shares      Amount       Earnings         Stock         Income           Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                      7,289,266   $  78,664    $    17,735    $    (3,379)   $       834     $    93,854
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                                                  13,719                                        13,719
  Other comprehensive income, net of tax:
    Unrealized gain on available-for-sale
    securities, net of reclassification                                                                      6,458           6,458
    adjustment
                                                                                                                        ----------
        Total comprehensive income                                                                                          20,177
Exercise of common stock options
   (reissued 78,176 treasury shares)                             (253)                        1,286                          1,033
Tax benefit from exercise of stock options                        139                                                          139
Distribution of treasury stock for deferred
  compensation plan (reissued 267 treasury                                                        5                              5
shares)
10% stock dividend                                668,228      18,053        (19,166)         1,113
Cash dividends declared                                                       (3,474)                                       (3,474)
Common stock issued under dividend
   reinvestment plan                               11,892         273                                                          273
Purchase of treasury stock, 9,155 shares                                                       (207)                          (207)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002                     7,969,386   $  96,876    $     8,814    $    (1,182)   $     7,292     $   111,800
===================================================================================================================================

Comprehensive Income:
Net unrealized appreciation arising during period, net of tax                                               6,524
Less: reclassification adjustment for securities gains included in net income, net                             66
of tax
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized appreciation on investment securities                                                        6,458
==================================================================================================================================


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                                                    Nine Months Ended
                                                                                            September 30,
                                                                                        2002               2001
Cash flows from operating activities:
Net income                                                                         $      13,719      $       8,798
Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation, amortization, and accretion                                        2,977              3,380
          Provision for loan losses                                                        3,023              2,025
          Business owned life insurance income                                            (1,085)              (242)
          Gain on securities transactions                                                   (102)               (27)
          Extraordinary gain on early debt extinguishment                                   (631)                 -
          (Increase) decrease in interest receivable                                        (175)               514
          Increase (decrease) in interest payable                                             34               (709)
          Deferred income tax expense (benefit)                                              131               (178)
          Deferral of loan origination fees and costs                                         65                 15
          Other, net                                                                        (683)             3,106
--------------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                                  17,273             16,682
--------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchases of available-for-sale securities                                              (132,901)           (37,260)
Proceeds from sales of available-for-sale securities                                      32,844                134
Proceeds from maturities of available-for-sale securities                                 66,243             71,159
Net increase in loans                                                                    (32,397)            (3,614)
Expenditures for premises and equipment                                                     (937)            (2,365)
Proceeds from sales of other real estate owned                                               206                 90
Acquisitions, net of cash received                                                        17,463               (162)
Purchase of business owned life insurance                                                      -            (20,000)

Investment in limited partnership and tax credit funds                                    (1,315)            (4,400)
--------------------------------------------------------------------------------------------------------------------
               Net cash (used in) provided by investing activities                       (50,794)             3,582
--------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing deposits                                   2,211            (10,226)
Net increase in interest-bearing deposits                                                 37,235             77,777
Net decrease in short-term borrowings                                                    (11,192)           (93,082)
Proceeds from long-term debt                                                              17,000             30,000
Payments on long-term borrowings                                                          (5,558)              (418)
Cash dividends paid                                                                       (3,080)            (2,529)
Purchase of treasury stock                                                                  (207)            (3,225)
Repurchase of Trust Preferred Securities                                                  (6,150)                 -
Proceeds from issuance of Trust Preferred Securities                                       7,000                  -
Proceeds from issuance of common stock                                                     1,033                374
--------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) financing activities                        38,292             (1,329)
--------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                  4,771             18,935
Cash and cash equivalents at beginning of period                                          32,838             28,449
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $      37,609      $      47,384
====================================================================================================================

Supplemental cash flow information:
    Interest paid                                                                  $      20,688      $      28,755
--------------------------------------------------------------------------------------------------------------------
    Income taxes paid                                                              $       4,055      $       1,733
--------------------------------------------------------------------------------------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
---------------------
The accounting and reporting policies of Peoples Bancorp Inc. and Subsidiaries ("Peoples") conform to accounting principles generally accepted in the United States and to general practices within the financial services industry. Peoples considers all of its principal activities to be financial services related. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts, which had no impact on net income, to conform to 2002 presentation. All share and per share information have been adjusted for 10% stock dividends issued June 28, 2002 and September 12, 2001. The consolidated financial statements include all accounts of Peoples Bancorp Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

1.  Mergers and Acquisitions
    ------------------------
    On October 4, 2002, Peoples completed the acquisition of a banking center in Malta, Ohio, from Century National Bank of Zanesville, Ohio, a subsidiary of Park National Corporation of Newark, Ohio. As part of the transaction, Peoples acquired deposits of $6.3 million and loans of $1.6 million. Effective October 4, Peoples discontinued banking operations at the Malta office located at 50 West Third Street, with the Malta office customers being served by Peoples' full-service office in neighboring McConnelsville.

    On June 14, 2002, Peoples completed the acquisition of First Colony Bancshares, Inc. ("First Colony"), the holding company of The Guernsey Bank, f.s.b, a federal savings bank based in Cambridge, Ohio. As part of the transaction, Peoples acquired full-service offices in Cambridge (two offices), Byesville, and Quaker City in Ohio's Guernsey County and Flushing in Ohio's Belmont County, involving total loans of $66.1 million, total deposits of $97.9 million and total retail overnight repurchase agreements of $5.5 million. Peoples did not acquire Guernsey Bank's full-service banking office or loan production office in Worthington, Ohio, which continue to serve its customers and retained "The Guernsey Bank" name under a new banking charter.

    Peoples accounted for the $18 million cash acquisition of First Colony's outstanding stock under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, "Business Combination" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") issued by the Financial Accounting Standards Board ("FASB") in July 2001. The balances and operations of the acquisition are included in Peoples' consolidated financial statements from the date of the acquisition, and are not material in relationship to Peoples' consolidated financial statements. Subject to completion of a final audited closing balance sheet, a preliminary purchase price allocation was prepared and included as a part of these consolidated financial statements, including approximately $9.8 million of goodwill and $3.8 million of core deposit intangible assets. Such allocations and estimates are subject to change when additional information concerning the audited closing balance sheet, as well as asset and liability valuations, is finalized in the fourth quarter 2002.

2.  Accounting Pronouncements
    -------------------------
    On October 1, 2002, the FASB issued Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS 147"). Under SFAS 147, the excess of cost over the fair value of liabilities acquired (goodwill) previously recorded in accordance with Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", is no longer subject to amortization as provided under SFAS 142, if certain criteria are met. The amortization provisions of SFAS 147 apply to goodwill acquired after September 30, 2002. With respect to goodwill acquired prior to October 1, 2002, the transitional provisions of SFAS 147 are effective October 1, 2002, with earlier application permitted.

    At September 30, 2002, Peoples had goodwill of approximately $9.5 million recorded and accounted for in accordance with FASB Statement No. 72. As a result, Peoples' goodwill amortization expense totaled $820,000 for the nine months ended September 30, 2002, compared to $1,354,000 for the same period in 2001. Peoples plans to adopt SFAS 147 during the fourth quarter and, accordingly, expects to discontinue amortization of all goodwill, retroactive to Peoples' adoption of SFAS 142.

    On January 1, 2002, Peoples adopted SFAS 142, whereby Peoples is no longer required to amortize approximately $6.0 million of its goodwill previously amortized, but rather must perform, at least annually, an assessment for impairment applying a fair-value based test. Peoples has performed the transitional impairment tests on its goodwill assets and has concluded that the recorded value of Peoples' goodwill is not impaired as of September 30, 2002.

    The following pro forma information assumes SFAS 142 had been in effect for all periods presented:


                                                   For the Three Months           For the Nine Months
                                                   Ended September 30,            Ended September 30,
 (Dollars in thousands, except per share data)       2002          2001             2002          2001
 Amortization of goodwill                        $       273   $       273      $       820   $       820
 Total other expense                                   9,752         7,933           27,526        23,702
 Income before extraordinary gains                     4,619         3,381           13,309         9,332
 Net income                                      $     4,619   $     3,381      $    13,719   $     9,332
 Basic earnings per share:
     Income before extraordinary gains           $      0.58   $      0.43      $      1.69   $      1.18
     Net income                                  $      0.58   $      0.43      $      1.74   $      1.18
 Diluted earnings per share:
     Income before extraordinary gains           $      0.57   $      0.42      $      1.65   $      1.16
     Net income                                  $      0.57   $      0.42      $      1.70   $      1.16


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             SELECTED FINANCIAL DATA
The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows:

                                                                      For the Three                      For the Nine
                                                               Months Ended September 30,         Months Ended September 30,
SIGNIFICANT RATIOS                                               2002            2001                2002           2001
Return on average equity                                           17.15 %         13.90 %             17.94 %        13.19 %
Return on average assets                                            1.37 %          1.09 %              1.45 %         1.01 %
Net interest margin (a)                                             4.42 %          4.10 %              4.49 %         4.05 %
Non-interest income leverage ratio (b)                             43.62 %         33.36 %             41.71 %        31.04 %
Efficiency ratio (c)                                               52.61 %         55.56 %             52.58 %        56.74 %
Average stockholders' equity to average assets                      8.00 %          7.83 %              8.07 %         7.67 %
Average loans to average deposits                                  92.16 %         90.99 %             93.44 %        93.00 %
Cash dividends to net income                                       25.87 %         34.09 %             25.32 %        34.18 %
Allowance for loan losses to loans net of unearned interest         1.49 %          1.62 %              1.49 %         1.62 %
--------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
Tier I capital ratio                                               11.55 %         12.92 %             11.55 %        12.92 %
Risk-based capital ratio                                           12.91 %         14.26 %             12.91 %        14.26 %
Leverage ratio                                                      7.96 %          8.86 %              7.96 %         8.86 %
--------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Net income per share - basic                                 $      0.58     $      0.41         $      1.74    $      1.11
Net income per share - diluted                                      0.57            0.40                1.70           1.09
Cash dividends per share                                            0.15            0.14                0.44           0.38
Book value per share                                               14.15           12.01               14.15          12.01
Tangible book value per share (d)                            $     10.40     $      9.76         $     10.40    $      9.76
Weighted average shares outstanding - Basic                    7,896,663       7,889,519           7,870,408      7,914,815
Weighted average shares outstanding - Diluted                  8,150,003       8,033,685           8,084,233      8,035,157
--------------------------------------------------------------------------------------------------------------------------------

(a) Calculated using fully-tax equivalent net interest income as a percentage of average earning assets.
(b) Non-interest income (less securities and asset disposal gains) as a percentage of non-interest expense (less intangible amortization).
(c) Non-interest expense (less intangible amortization) as a percentage of fully tax equivalent net interest income plus non-interest income.
(d) Tangible book value per share reflects capital calculated for banking regulatory requirements and excludes balance sheet impact of intangible assets acquired through purchase accounting for acquisitions.


Introduction
------------
The following discussion and analysis of the consolidated financial statements of Peoples is presented to provide insight into management's assessment of the financial results. The subsidiaries of Peoples Bancorp Inc. ("Peoples Bancorp") are Peoples Bank, National Association ("Peoples Bank"), Peoples Investment Company, PEBO Capital Trust I and PEBO Capital Trust II. Peoples Bank also owns Peoples Insurance Agency, Inc. ("Peoples Insurance"), which offers a full range of life, property, and casualty insurance products to customers in Peoples' markets, and Peoples Loan Services, Inc., which serves as Peoples' internal asset management subsidiary. Peoples Investment Company also owns Peoples Capital Corporation.

Peoples Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency and, as a national bank, is a member of the Federal Reserve System. Peoples Bank offers financial products and services through 45 financial service locations and 30 ATMs in Ohio, West Virginia and Kentucky. Peoples Bank's e-banking service, Peoples OnLine Connection, can be found on Peoples' Internet site. Peoples Bank provides an array of financial products and services to clients that include traditional banking products, such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. Peoples Insurance makes available investment and insurance products. Peoples provides services through ordinary walk-in offices and automobile drive-in facilities, automated teller machines, banking by phone, and Internet-based banking.

Peoples Bank also makes available other financial services through Peoples Investment Services, a division of Peoples Bank that provides customer-tailored solutions for fiduciary needs, investment alternatives, financial planning, retirement plans, and other asset management needs. Brokerage services are offered exclusively through Raymond James Financial Services, Inc., member NASD/SIPC and an independent broker/dealer, located in Peoples Bank offices.

Peoples Investment Company and Peoples Capital Corporation were formed in 2001 and permit Peoples to deploy investable funds more effectively by providing additional opportunities to make investments, including but not limited to low-income housing tax credit funds, that are either limited or restricted at the bank level or are more appropriately held in these companies.

This discussion and analysis should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001, and notes thereto and the ratios, statistics, and discussions contained elsewhere in this Form 10-Q.

References will be found in this Form 10-Q to the following transactions that have impacted or may impact Peoples' results of operations:

     As discussed in Note 1 of the Notes to the Consolidated Financial Statements, Peoples completed the acquisition of a banking center in Malta, Ohio, on October 4, 2002, and First Colony Bancshares, Inc. ("First Colony"), the holding company of The Guernsey Bank, f.s.b., a federal savings bank based in Cambridge, Ohio, on June 14, 2002.

     On April 10, 2002, Peoples issued $7.0 million of LIBOR based floating rate trust preferred securities through PEBO Capital Trust II (a newly-formed subsidiary), which participated in a pooled offering. PEBO Capital Trust II used the proceeds from the issuance to purchase floating rate junior subordinated debit securities due April 22, 2032 (the "Debentures"). Peoples has used the net proceeds from the sale of the Debentures for general corporate purposes and management of corporate liquidity.

     On November 9, 2001, Peoples Bancorp announced authorization to repurchase 192,500 (or approximately 2.5%) of its outstanding common shares from time to time in open market or privately negotiated transactions (the "2002 Stock Repurchase Program"). At September 30, 2002, Peoples Bancorp had purchased 4,895 shares under the 2002 Stock Repurchase Plan, and management does not anticipate any significant future purchases before the expiration of the 2002 Stock Repurchase Program.

The impact of these transactions, where significant, is discussed in the applicable sections of this discussion and analysis.



                              RESULTS OF OPERATIONS

Overview of the Income Statement
--------------------------------
For the three months ended September 30, 2002, net income totaled $4,619,000, up $1,422,000 (or 44%) from $3,197,000 for the third quarter of 2001. Earnings per diluted share were $0.57 for the third quarter of 2002 compared to $0.40 a year ago, an increase of $0.17 (or 43%). Compared to the second quarter of 2002 (the "linked quarter"), net income increased $34,000 (or 1%) in the third quarter from $4,585,000, while earnings per diluted share were unchanged. Peoples' increased earnings compared to last year were due primarily to strong net interest income and higher levels of non-interest revenue, which grew $2,356,000 and $1,589,000, respectively. Return on average equity was 17.15% in the third quarter of 2002 versus 18.15% in the linked quarter and 13.90% in 2001's third quarter.

On a year-to-date basis, net income totaled $13,719,000 in 2002, up 56% compared to $8,798,000 in 2001, and diluted earnings per share increased to $1.70 from $1.09 a year ago. For the nine months ended September 30, 2002, return on equity improved to 17.94% from 13.19% for the same period last year, primarily the result of Peoples' higher net income.

Net interest income (excluding non-operating gains and losses) totaled $13,138,000 for the third quarter of 2002, up 22% compared to last year's third quarter total of $10,782,000 and up 5% versus $12,511,000 for the second quarter of 2002. Net interest margin was 4.42% for the quarter ended September 30, 2002, versus 4.10% a year ago and 4.54% last quarter. On a year-to-date basis, net interest income grew 19% from $31,889,000 in 2001, to $37,808,000 in 2002, while net interest margin improved to 4.49% compared to 4.05% a year ago. A key component of net interest income and margin improvement was interest rates remaining at very low levels, which allowed Peoples' costs of funds to drop more than its yield on assets.

In the third quarter of 2002, non-interest income (excluding non-operating gains and losses) was $4,044,000, an increase of $1,530,000 (or 61%) from a year ago, largely attributable to higher levels of deposit account service charges. On a year-to-date basis, non-interest income was $10,960,000 through September 30, 2002, up $3,975,000 (or 57%) compared to last year, with deposit account service charges and business owned life insurance income accounting for $2,440,000 and $843,000 of the increase, respectively. Non-interest expense totaled $9,752,000 in the third quarter of 2002, up 20% from $8,117,000 a year ago, and $27,526,000 for the nine months ended September 30, 2002, up 14% compared to $24,236,000 for the same period last year. These increases were primarily the result of additional salaries and benefit expenses and higher professional fees of $981,000 and $300,000, respectively, in the third quarter and $2,584,000 and $660,000, respectively, on a year-to-date basis compared to the same periods a year ago.


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

Peoples' net interest income totaled $13,138,000 in the third quarter of 2002 compared to $10,782,000 in 2001's third quarter, an increase of $2,356,000 (or 22%). Interest income totaled $21,683,000 for the three months ended September 30, 2002, up $227,000 (or 1%) compared to the third quarter of 2001 and interest expense totaled $8,545,000, down $2,129,000 (or 20%) versus the third quarter of 2001, as changes in market interest rates allowed Peoples to lower its costs of funds more than the decline experienced in yields on earnings assets. Compared to the linked quarter, net interest income grew $627,000 (or 5%) from $12,511,000, as interest income growth of $1,371,000 (or 7%) was partially offset by additional interest expense of $744,000 (or 10%). These increases were largely attributable to Peoples acquiring earning assets of $71 million and interest-bearing liabilities of $93 million as part of the First Colony acquisition.

For the nine months ended September 30, 2002, net interest income increased $5,919,000 (or 19%) to $37,808,000, from $31,889,000 for the same period in
2001. The sustained low interest rate environment, combined with Peoples' proactive management of funding costs and a modest increase in earning assets, enhanced net interest income in 2002 as Peoples' interest expense has declined more than interest income. On a year-to-date basis, interest income was $62,310,000 in 2002, down 5% compared to $65,568,000 last year, while interest expense declined 27%, totaling $24,502,000 and $33,679,000 through nine months of 2002 and 2001, respectively.

Included in interest income is tax-exempt income derived from loans to and investments issued by states and political subdivisions. Since these revenues are not taxed, management believes it is more meaningful to analyze net interest income on a fully-tax equivalent ("FTE") basis, which adjusts interest income by converting tax-exempt income to the pre-tax equivalent of taxable income using a tax rate of 35%. In the third quarter of 2002, interest income was increased by $439,000 for the impact of the tax-equivalent adjustment, resulting in FTE net interest income of $13,577,000, up $2,528,000 (or 23%) from $11,049,000 a year ago and up $658,000 (or 5%) compared to $12,919,000 for the linked quarter. The FTE yield on Peoples' earning assets was 7.18% for the quarter ended September 30, 2002, versus 7.29% for the second quarter of 2002 and 8.02% for the third quarter of 2001, while the cost of interest-bearing liabilities was 3.10%, 3.12% and 4.45% for the same periods, respectively. On a year-to-date basis, FTE net interest income was $39,007,000 in 2002 compared to $32,679,000 in 2001, an increase of $6,328,000 (or 19%). The FTE yield on Peoples' earning assets was 7.31% through nine months of 2002 versus 8.23% last year, while the cost of interest-bearing liabilities was 3.19% through nine months of 2002 versus 4.74% last year.

Net interest margin (calculated by dividing FTE net interest income by average earning assets) serves as an important measurement of the net revenue stream generated by the mix and pricing of Peoples' earning assets and interest-bearing liabilities. In the third quarter of 2002, Peoples' net interest margin was 4.42%, down versus 4.54% in the linked quarter but up when compared to 4.10% for the third quarter of 2001. Through nine months in 2002, Peoples' net interest margin was 4.49% compared to 4.05% in 2001. Market interest rates remained at very low levels in the third quarter of 2002, resulting in enhanced net interest margin compared to a year ago through a reduction of Peoples' costs of funds. In the fourth quarter of 2002, the impact from demand for lower rate loans combined with management's continuing shift to longer-term funding could cause net interest margin to compress slightly.

Earning assets averaged $1.23 billion in the third quarter of 2002, up $147.5 million (or 14%) compared to $1.08 billion last year. Gross loans account for the largest portion of earning assets, averaging $863.9 million for the three months ended September 30, 2002, compared to average gross loans of $756.4 million in the third quarter of 2001. Loans acquired in the First Colony acquisition accounted for a majority of the loan growth from a year ago. During 2002, management grew the investment portfolio as part of a plan initiated in late 2001 to return the portfolio, as a percent of earning assets, to pre-2000 levels in anticipation of modest loan growth in 2002. As a result, investment securities averaged $370.0 million in the third quarter of 2002 compared to $314.4 million in 2001's third quarter. The FTE yield on loans was 7.58% in the third quarter of 2002 compared to 7.63% in the linked quarter and 8.61% a year ago, while the FTE yield on investments was 6.18%, 6.27% and 6.68% for the same periods, respectively. Declining yields on both loans and investment securities are a result of lower market interest rates.

For the nine months ended September 30, average earning assets totaled $1.16 billion in 2002 compared to $1.08 billion in 2001. Gross loan balances increased $63.3 million (or 8%), averaging $813.3 million through nine months of 2002, versus $750.0 million a year ago. Compared to last year, the FTE yield on loans dropped 115 basis points on a year-to-date basis, from 8.81% to 7.66%. Average investment securities totaled $355.0 million for the first nine months of 2002 versus $319.5 million in 2001, while the FTE yield on investments was 6.28% and 6.76% for the same periods, respectively.

Peoples' average interest-bearing liabilities increased $132.2 million (or 14%) to $1.09 billion in the third quarter of 2002 from $959.9 million for 2001's third quarter. Traditional deposits comprise a majority of Peoples' interest-bearing liabilities, averaging $831.8 million for the quarter ended September 30, 2002, compared to $744.1 million a year ago, an increase of $87.7 million (or 12%) due in large part to deposits acquired in the First Colony acquisition. Cost of funds from interest-bearing deposits was 2.74% in the third quarter of 2002, unchanged from last quarter and down from 4.38% for the third quarter of 2001. On a year-to-date basis, deposits averaged $771.3 million in 2002 versus $719.9 million in 2001, while the interest cost on deposits was 2.85% and 4.66% for the same periods, respectively. The lower rates paid on interest-bearing deposit accounts were a result of market rates remaining at low levels; however, management competitively priced Peoples' longer-term certificates of deposit as part of a strategy to shift from short-term funding, which tempered the overall drop in average deposit costs. In the fourth quarter of 2002, management anticipates deposit costs to remain near current levels; although, Peoples' deposit costs could increase should the Federal Reserve raise interest rates.

While traditional deposits remain a primary source of funds, Peoples routinely utilizes a variety of borrowings as complementary funding sources. Peoples' main sources of borrowed funds are short- and long-term advances from the Federal Home Loan Bank ("FHLB"). Short-term FHLB advances are primarily LIBOR based advances while long-term FHLB advances consist largely of 10-year borrowings with initial fixed rate periods. After the initial fixed rate period, the FHLB has the option to convert each advance to a LIBOR based, variable rate advance; however, Peoples may repay the advance, without a penalty, if the FHLB exercises its option. Total borrowed funds averaged $260.3 million for the three months ended September 30, 2002, up $44.4 million (or 21%) from $215.9 million a year ago. Through nine months of 2002, borrowings averaged $254.5 million compared to $227.7 million for the first nine months of last year. The interest cost of Peoples' borrowed funds was 4.26% in the third quarter, down from 4.29% in the linked quarter and 4.68% last year and, on a year-to-date basis, dropped to 4.23% from 4.99%.

In the third quarter of 2002, Peoples' short-term FHLB borrowings averaged $5.3 million compared to $12.9 million in the linked quarter and $25.1 million a year ago and the average cost was 1.90%, 1.83% and 4.24% for the same periods, respectively. Average long-term FHLB borrowings were up $5.3 million (or 3%) compared to the linked quarter and up $50.0 million (or 33%) versus a year ago, totaling $201.3 million for the quarter ended September 30, 2002, while the average cost dropped to 4.81% from 4.85% and 5.03% for the second quarter of 2002 and third quarter of 2001, respectively. For the nine months ended September 30, 2002, average short-term FHLB borrowings totaled $16.9 million versus $40.8 million a year ago, at average costs of 1.82% and 5.19%, respectively. Long-term FHLB borrowings averaged $196.7 million, at an average cost of 4.84% through nine months of 2002 compared to $142.6 million at an average cost of 5.06% for the same period in 2001. The increases in long-term FHLB advances were due to management's efforts to secure longer-term funding during this period of low rates. These new long-term FHLB advances are primarily fixed rate, amortizing advances, which reduces Peoples' liability sensitive position. Management intends to continue using a variety of FHLB borrowings to fund asset growth and manage interest rate sensitivity, as deemed appropriate.

Peoples offers cash management services to a variety of its business customers, which also provide short-term funding in the form of overnight repurchase agreements. For the three months ended September 30, 2002, overnight repurchase agreements (excluding balances of wholesale market term repurchase agreements) averaged $26.1 million, up from $23.8 million last quarter and $25.3 million in the third quarter of 2001. These increases are attributable in part to $6 million of repurchase agreements acquired in the First Colony acquisition. On a year-to-date basis through September 30, 2002, overnight repurchase agreements averaged $24.3 million, down 5% from $25.5 million a year ago. The average rate paid on overnight repurchase agreements was 1.28% in the third quarter of 2002, down from 1.40% in the linked quarter and 3.04% in the prior year, while on a year-to-date basis, was 1.39% in 2002 versus 3.98% in 2001. These declines were a result of reductions in the market index tied to the pricing of these accounts.

Peoples also periodically accesses national market repurchase agreements to diversify short-term funding sources. In the third quarter of 2002, wholesale market term repurchase agreements averaged $9.1 million at a rate of 3.65%, down from $12.3 million and average rate of 3.70% in 2001's third quarter. For the nine months ended September 30, wholesale repurchase agreements averaged $8.2 million in 2002 compared to $16.9 million in 2001, at average costs of 3.65% and 5.21%, respectively. Peoples has reduced the amount of wholesale repurchase agreements outstanding due to the availability and attractiveness of other funding sources. Management may continue to access such funding in the future, as deemed appropriate.

In the third quarter of 2002, net interest income and margin improved as a result of the low interest rate environment and Peoples' proactive management of funding costs, as well as a modest increase in earning assets from the First Colony acquisition. These factors have allowed management to lower Peoples' funding costs more than the decline in earning asset yields. At September 30, 2002, Peoples' asset-liability simulations indicated that a sustained increase in interest rates could cause net interest income to decrease modestly based on Peoples' interest rate risk position at that time. In the fourth quarter of 2002, management expects net interest margin to compress slightly as a result of Peoples' ongoing shift to longer-term funding and persistent demand for lower rates on loans even as management continues to focus on minimizing the impact of future rate changes on Peoples' earnings. However, Peoples' net interest margin and income remain difficult to predict, and to manage, since changes in market interest rates can have a greater impact than adjustments by management.


Provision for Loan Losses
-------------------------
In the third quarter of 2002, Peoples' provision for loan losses was $1,182,000, up from $980,000 for the linked quarter and $675,000 a year ago. On a year-to-date basis, the provision was $3,023,000 in 2002 compared to $2,025,000 in 2001. The majority of these increases were due to provisions related to the Overdraft Privilege program, which totaled $283,000 in the third quarter of 2002 and $673,000 through nine months of 2002. The remaining increases in the provision were based upon management's ongoing evaluation of the adequacy of the allowance for loan losses and factors affecting probable loan losses. Management believes the provisions were appropriate for the overall quality, inherent risk and volume concentrations of Peoples' loan portfolio.

Management anticipates that the provision for the fourth quarter of 2002 will remain at or near the third quarter's level; however, the Overdraft Privilege program and other loan quality factors could impact future provisions. Ultimately, the provision will increase or decrease each quarter based upon the results of Peoples' formal analysis of the allowance for loan losses. Further information can be found later in this discussion under "Allowance for Loan Losses."


Gains and/or Losses on Securities Transactions
----------------------------------------------
Peoples recognized net gains on securities transactions of $51,000 in the third quarter of 2002 and $102,000 on a year-to-date basis through September 30, 2002, compared to $26,000 and $27,000 for the same periods a year ago. The net gains on securities transactions in recent periods were primarily the result of normal portfolio activity, while management's plan to balance the overall yield, maturity and duration of the investment portfolio in the first quarter of 2002 contributed to the net gains for the first nine months of 2002.


Mark-to-Market Adjustment on Interest Rate Caps
-----------------------------------------------
On January 1, 2001, Peoples adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Instruments", as required. As a result of this adoption, Peoples recognized the change in market value of certain interest rate contracts as an increase or decrease to income. Through nine months of 2001, the net mark-to-market adjustment was $131,000, decreasing net income by $85,000, or $0.01 per share. Management does not anticipate any additional adjustments related to Peoples' existing interest rate cap contracts.


Non-Interest Income
-------------------
Peoples generates non-interest income from five primary sources: deposit account service charges, fiduciary activities, investment and insurance commissions, electronic banking and business owned life insurance ("BOLI"). For the quarter ended September 30, 2002, non-interest income (excluding all non-operating gains and losses) totaled $4,044,000, up $1,530,000 (or 61%) compared to $2,514,000 in
2001. Compared to the linked quarter, non-interest income grew $411,000 (or 11%) from $3,633,000. On a year-to-date basis through September 30, 2002, non-interest income was $10,960,000 versus $6,985,000 for the same period a year ago, an increase of $3,975,000 (or 57%). Enhanced deposit account service charges comprised the majority of the increases in non-interest income, while BOLI income accounted for $843,000 of the increase on a year-to-date basis.

Service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided, remain Peoples' largest source of non-interest revenues. In the third quarter of 2002, deposit account service charges totaled $1,958,000, up $1,095,000 (or 127%) from $863,000 a year ago and up $283,000 (or 17%) from $1,675,000 in the linked quarter. For the nine months ended September 30, deposit account service charges increased $2,440,000 (or 95%) from $2,559,000 in 2001, to $4,999,000 in 2002. These improvements were primarily attributable to higher volumes of overdraft and non-sufficient funds fees, while deposit accounts acquired in the First Colony acquisition accounted for $197,000 and $183,000 of the increases in deposit account service charges from the a year ago and the prior quarter, respectively. Compared to last year, overdraft and non-sufficient funds fees have grown as a result of Peoples' implementation of the Overdraft Privilege program and other changes to the assessment of cost recovery fees in late 2001, with the First Colony acquisition representing nearly 60% of the growth compared to the linked quarter.

Peoples' electronic banking services are alternative delivery channels to traditional sales offices for providing services to clients and include ATM and debit cards, direct deposit services and Internet banking. Electronic banking revenues totaled $464,000 in the third quarter of 2002, up $108,000 (or 30%) from $356,000 last year, and up $50,000 (or 12%) from $414,000 in the prior quarter. On a year-to-date basis, electronic banking revenues totaled $1,246,000 in 2002 versus $1,032,000 in 2001, an increase of $214,000 (or 21%). Since
January, Peoples has issued nearly 8,200 new debit cards, with about 30% attributable to the First Colony acquisition, and clients have increased the dollar amount of transactions completed using their ATM and debit cards by over 40%. These factors have resulted in Peoples producing additional e-banking revenues compared to prior periods. Management intends to continue to explore and develop new e-banking capabilities which complement existing delivery channels, both traditional and non-traditional, as sources of revenue and expanded product and service opportunities for Peoples' customers.

Insurance and investment commissions were $532,000 in the third quarter of 2002, up $164,000 (or 45%) from $368,000 a year ago and up $70,000 (or 15%) versus
$462,000 in the linked quarter. For the first nine months of 2002, insurance and investment commissions totaled $1,518,000 compared to $1,077,000 for the same period in 2001, an increase of $441,000 (or 41%). Strong annuity sales in 2002 accounted for most of the increase, with additional property and casualty insurance commissions also contributing to the growth. The following table details Peoples' insurance and investment commissions:

                      Three Months Ended Nine Months Ended
                                       September 30,          September 30,
(Dollars in thousands)                2002      2001        2002         2001
Fixed annuities                    $   311   $    97   $     813     $    248
Property and casualty insurance         84        66         262          198
Brokerage                               46        61         174          259
Credit life and A&H insurance           46        62         141          110
Life and health insurance               45        72         128          174
Reinsurance revenues                     -        10           -           88
------------------------------------------------------------------------------
Total                              $   532   $   368   $   1,518     $  1,077
------------------------------------------------------------------------------

Peoples' fiduciary fees, which are based in part on the market value of assets managed, totaled $626,000 for the quarter ended September 30, 2002, unchanged from last year's third quarter. Through nine months of 2002, fiduciary fees were $1,882,000 compared to $1,868,000 for the same period a year ago. Management continues to pursue new ways to provide asset and risk management products to Peoples' clients and prospects and believes insurance and investment commissions, as well as fiduciary revenues, should continue to be significant contributors to future non-interest income growth.

For the quarter ended September 30, 2002, BOLI produced tax-advantaged income of $384,000 compared to $376,000 in the linked quarter and $242,000 in the third quarter of 2001. The increase compared to last year was attributable to an adjustment in the mix of investment funds made late in the first quarter of 2002. On a year-to-date basis, BOLI income totaled $1,085,000 in 2002 versus $242,000 in 2001, an increase of $843,000 due mainly to the timing of Peoples' BOLI purchase in mid-2001.


Non-Interest Expense
--------------------
In the third quarter of 2002, non-interest expense totaled $9,752,000, up $1,635,000 (or 20%) from $8,117,000 a year ago, and up $929,000 (or 11%) from
$8,823,000 in the second quarter of 2002. For the nine months ended September 30, 2002, non-interest expense was up $3,290,000 (or 14%), totaling $27,526,000 compared to $24,236,000 last year. These increases were largely attributable to higher salaries and benefits, while additional professional fees compared to last year of $300,000 in the third quarter and $660,000 on a year-to-date basis also contributed to the increases.

Peoples' largest non-interest expense remains salaries and benefits, which is inherent in a service-based industry such as financial services. Salaries and benefits totaled $4,771,000 in the third quarter of 2002 compared to $3,790,000 for the same period last year and $4,346,000 for the linked quarter, increases of $981,000 (or 26%) and $425,000 (or 10%), respectively. Salaries and benefits grew 23% in the first nine months of 2002, totaling $13,601,000 versus $11,017,000 a year ago. The increases for the quarter and year-to-date in 2002 compared to the same periods in 2001 were due in part to the addition of new associates, salary increases necessary to retain and recruit key personnel and higher incentive and medical plan expenses. At September 30, 2002, Peoples had 458 full-time equivalent associates, up from 447 last quarter and 397 a year ago, with the First Colony acquisition accounting for 54% of the increase from last year. The remaining increase was attributable to the addition of associates in both sales and support positions in response to Peoples expanded customer base. Management will continue to leverage Peoples' resources, while retaining and recruiting key associates, to effectively optimize customer service and produce additional future revenue streams.

In the third quarter of 2002, professional fees, which include fees for accounting, legal and other professional services, were up $300,000 (or 129%), totaling $533,000 versus $233,000 a year ago. Compared to the second quarter of 2002, professional fees were down $49,000 (or 8%) from $582,000. On a year-to-date basis, professional fees totaled $1,416,000 through September 30, 2002, versus $756,000 a year ago, an increase of $660,000 (or 87%). Costs associated with Peoples' implementation of Free Checking and Overdraft Privilege products, which totaled $352,000 through nine months of 2002, accounted for the majority of this increase, while other initiatives, such as insurance and investment strategic initiatives, comprised the remaining increase.

Marketing expense totaled $242,000 for the three months ended September 30, 2002, versus $154,000 a year ago and $150,000 in the second quarter of 2002, increases of $88,000 (or 57%) and $92,000 (or 61%) attributable to Peoples advertising its enhanced Internet billpay capabilities and other promotional campaigns. On a year-to-date basis, marketing expense was up $348,000 (or 81%) from $430,000 last year, totaling $778,000 through September 30, 2002. In addition to the Internet billpay promotions, Peoples aggressively advertised its new Free Checking and Overdraft Privilege products and implemented a new marketing campaign designed to build brand name awareness in Peoples' markets in the first quarter of 2002, resulting in higher marketing expenses in 2002 compared to recent periods. Management believes these initiatives have helped Peoples attract new clients.

Net occupancy and equipment expenses totaled $988,000 in the third quarter of 2002, up $103,000 (or 12%) from a year ago and up $48,000 (or 5%) from the linked quarter. On a year-to-date basis, net occupancy and equipment expenses were $2,854,000 in 2002 versus $2,792,000 in 2001. These increases were due largely to continued investments in technology that enhances Peoples' ability to serve clients and satisfy client needs. Management believes net occupancy and equipment expenses could be slightly higher in the fourth quarter, especially considering the timing of recognition of occupancy and equipment expenses relating to the First Colony acquisition.

Peoples' data processing and software costs were up $111,000 (or 15%) on year-to-date basis, totaling $868,000 in 2002, a result of software licensing renewal fees in the first half of 2002. In the third quarter of 2002, data processing and software costs were $251,000, down $43,000 (or 15%) compared to last quarter and down $28,000 (or 10%) from a year ago. Further information regarding factors affecting Peoples' future data processing and software costs can be found later in this discussion under "Future Outlook."

Peoples' intangible amortization expense was $481,000 in the third quarter of 2002, down $101,000 (or 17%) from $582,000 last year, and was $1,251,000 on a year-to-date basis through September 30, 2002, down $479,000 (or 28%) from $1,730,000 for the same period a year ago. The decline in intangible amortization expense was almost entirely the result of Peoples adopting SFAS
142. Compared to the second quarter of 2002, intangible amortization expense increased $95,000 (or 25%) from $386,000, attributable to Peoples' amortization of the core deposit intangible acquired in the First Colony acquisition. Management expects intangible amortization expense to be approximately $215,000 in the fourth quarter of 2002 in response to Peoples' adoption of SFAS 147. Peoples' other major non-interest expense categories were below their levels in recent periods.

Management uses the non-interest income leverage ratio as a measure of efficiency and Peoples' performance. The ratio, defined as non-interest income as a percentage of operating expenses, excludes gains and losses on securities transaction and asset disposals, as well as intangible asset amortization. Through the first nine months of 2002, the non-interest leverage ratio improved to 41.7% from 31.0% a year ago, due to strong non-interest revenues coupled with controlled expense growth. Peoples' sales associates will strive to generate new revenues and leverage additional operating expenses through a needs-based selling approach in order to achieve the long-term target non-interest income leverage ratio of 50%.


Return on Equity
----------------
Peoples' return on equity ("ROE") was 17.15% in the third quarter of 2002 versus 13.90% the prior year and 18.15% in the linked quarter. For the nine months ended September 30, 2002, ROE improved to 17.94% from 13.19% for the same period last year. Peoples' higher net income accounted for the majority of the ROE enhancement in 2002 compared to 2001, while the increased mark-to-market adjustment on available-for-sale investment portfolio negatively impacted ROE. As market values change, both the investment and equity sections of Peoples' balance sheet are sensitive to the corresponding change in the overall market value of the investment portfolio. Since ROE will continue to be impacted by changing market conditions, management focuses on earnings per share ("EPS") as a more meaningful measurement of short-term performance.


Return on Assets
----------------
Return on assets ("ROA") in the third quarter of 2002 was 1.37%, up from 1.09% for the third quarter of 2001. On a year-to-date basis, ROA was 1.45% through September 30, 2002, compared to 1.01% a year ago. The ROA improvement in 2002 is a result of Peoples' strong earnings.

In recent years, the primary focus of both the investment community and management has shifted to EPS enhancement and ROE while reducing the emphasis on ROA as a key performance indicator. However, management continues to monitor ROA and considers it a measurement of Peoples' asset leverage. Management expects any further enhancement to ROA in 2002 to be minimal.


Income Tax Expense
------------------
Peoples has made several tax advantaged investments in recent periods, including investments in low-income housing tax credit funds and the purchase of BOLI. For the nine months ended September 30, 2002, the total amount of tax advantaged investments included in Other Assets averaged $28.0 million compared to $12.5 million a year ago. Due in large part to this increased investment, Peoples' year-to-date effective tax rate was reduced to 27.6% through September 30, 2002, compared to 29.7% for the same period in 2001. Peoples' adoption of SFAS 142 has also contributed to the decrease. Depending on economic and regulatory conditions, Peoples may make additional investments in various tax credit pools over the next several years that could impact Peoples' effective tax rate and overall tax burden.




                               FINANCIAL CONDITION

Overview of Balance Sheet
-------------------------
At September 30, 2002, total assets were $1.36 billion compared to $1.19 billion at year-end 2001, an increase of $164.4 million (or 14%). Gross loans grew $94.7 million (or 12%) during the first nine months of 2002 from $772.9 million at December 31, 2001, with approximately $66 million attributable to the First Colony acquisition and organic growth in commercial and real estate loan balances accounting for the remaining increase. Peoples' planned growth of the investment portfolio in 2002 resulted in total investment securities of $380.6 million at September 30, 2002, up $50.2 million (or 15%) from year-end 2001.

Total liabilities were $1.22 billion at September 30, 2002 compared to $1.07 billion at year-end 2001, an increase of $146.4 million (or 14%). At September 30, 2002, deposits totaled $951.7 million versus $814.4 million at year-end, with the bulk of the increase attributable to the First Colony acquisition. Interest-bearing balances grew $124.9 million (or 17%) while non-interest bearing deposits were up $12.5 million (or 13%) since December 31, 2001. Borrowed funds increased $7.5 million (or 3%) at September 30, 2002, totaling $256.0 million, versus $248.5 million at year-end 2001.

Stockholders' equity totaled $111.8 million at September 30, 2002, versus $93.9 million at December 31, 2001, an increase of $17.9 million (or 19%). The higher level of stockholders' equity at the end of the third quarter was due primarily to increased earnings, net of dividends paid, which increased stockholders' equity by $10.2 million, and the mark-to-market adjustment on Peoples' investment portfolio, which increased stockholders' equity by $6.5 million.


Cash and Cash Equivalents
-------------------------
Peoples' cash and cash equivalents are Federal funds sold, cash and balances due from banks, and interest-bearing balances in other institutions. The amount of cash and cash equivalents fluctuates on a daily basis due to client activity and Peoples' liquidity needs. At September 30, 2002, cash and cash equivalents totaled $37.6 million, up $4.8 million (or 15%) compared to $32.8 million at December 31, 2001. This increase was largely the result of additional items in process of collection at September 30. At December 31, 2001, Peoples had Federal funds sold of $0.9 million compared to $3.1 million at September 30, 2002, which also contributed to the overall increase in cash and cash equivalents.

Management believes the current balance of cash and cash equivalents, along with the availability of other funding sources, should allow Peoples to meet cash obligations, special needs and off-balance sheet commitments, specifically undrawn lines of credit, construction loans and letters of credit, as they come due. Peoples will actively manage the principal runoff from the investment and loan portfolios and reinvest those funds based on loan demand and investment opportunities, as appropriate, while monitoring the level of cash and cash equivalents to ensure funds are appropriately deployed and maintaining adequate liquidity. Additional information regarding Peoples' liquidity can be found later in this discussion under "Liquidity and Interest Rate Sensitivity."


Investment Securities
---------------------
At September 30, 2002, the amortized cost of Peoples' investment securities totaled $369.4 million compared to $329.1 million at year-end 2001, while the market value of the investment portfolio was up $50.2 million from $330.4 million at December 31, 2001, to $380.6 million at September 30, 2002. During 2002, management continued the planned growth of the investment portfolio in anticipation of modest loan growth in 2002. In addition, Peoples also acquired investment securities of approximately $6 million, primarily mortgage-backed securities, in conjunction with the First Colony acquisition.

The difference in amortized cost and market value at September 30, 2002, resulted in unrealized appreciation in the investment portfolio of $11.2 million and a corresponding increase in Peoples' equity of $7.3 million, net of deferred taxes. In comparison, the difference in amortized cost and market value at December 31, 2001, resulted in unrealized appreciation of $1.3 million and an increase in equity of $0.8 million, net of deferred taxes.

At September 30, 2002, Peoples' investment in US treasury securities and obligations of US government agencies and corporations was down $41.3 million (or 62%) versus year-end 2001, due primarily to the sale of a $31.0 million callable security late in the first quarter of 2002. Management reinvested the proceeds from this sale in mortgage-backed securities and obligations of states and political subdivisions, which accounts for a portion of the increase in those security types. In addition, management has reinvested the principal runoff from the investment portfolio throughout 2002. The following table details Peoples' investment portfolio, at estimated fair value:


(Dollars in Thousands)                            September 30,      June 30,       December 31,     September 30,
                                                      2002             2002             2001             2001
US Treasury securities and obligations of
    US government agencies and corporations      $        24,973  $        33,528  $        66,294  $        69,439
Obligations of states and political subdivisions          69,243           67,281           49,562           44,967
Mortgage-backed securities                               232,438          214,748          166,269          148,726
Other securities                                          53,946           51,849           48,239           45,396
--------------------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $       380,600  $       367,406  $       330,364  $       308,528
====================================================================================================================

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee ("ALCO") meetings. The ALCO also monitors net interest income, sets deposit pricing and maturity guidelines, and manages Peoples' interest rate risk. Through active management of the balance sheet and investment portfolio, Peoples seeks to maintain sufficient liquidity to satisfy depositor demand, other company liquidity requirements and various credit needs of its customers.

Loans
-----
Peoples Bank originates various types of loans, including commercial, financial and agricultural loans ("commercial loans"), real estate loans (both commercial and residential) and consumer loans, focusing primarily on lending opportunities in central and southeastern Ohio, northern West Virginia, and northeastern Kentucky markets. At September 30, 2002, gross loans totaled $867.6 million, an increase of $94.8 million (or 12%) since year-end 2001. Peoples acquired loans of approximately $66 million in the First Colony acquisition. In addition, Peoples has experienced moderate organic growth in commercial loans and real estate loans through the first nine months of 2002; however, consumer loan balances continued to decline (excluding the impact of loans acquired) and partially offset the commercial and real estate loan growth. The following table details total outstanding loans:



(dollars in thousands)                     September 30,        June 30,        December 31,      September 30,
                                                2002              2002              2001              2001
Commercial, financial, and agricultural    $       386,413    $      379,243   $      343,800    $       315,607
Real estate, construction                           20,348            15,782           14,530             21,077
Real estate, mortgage                              341,131           345,795          295,944            295,747
Consumer                                           113,533           115,398          111,912            117,328
Credit cards                                         6,202             6,159            6,670              6,424
-----------------------------------------------------------------------------------------------------------------
     Total loans                           $       867,627    $      862,377   $      772,856    $       756,183
=================================================================================================================


At September 30, 2002, commercial loan balances were $386.4 million, up $42.6 million (or 12%) from year-end 2001's balance of $343.8 million, with a significant portion of the increase attributable to lending opportunities within Peoples' existing markets. The First Colony acquisition also accounted for approximately $4 million of the increase, while approximately $7 million was due to Peoples' purchase of multi-family real estate loans from an unrelated financial institution in the first quarter. Commercial loans continue to represent the largest portion of Peoples' total loan portfolio, comprising 44.5% of total loans at September 30, 2002 and December 31, 2001. Future commercial lending activities will be dependent on economic and related conditions, such as general demand for loans in Peoples' primary markets and interest rates offered by Peoples. In addition to in-market opportunities, Peoples will continue to selectively lend to creditworthy customers outside its primary markets.

Real estate loans (including construction loans) totaled $361.5 million at September 30, 2002, up $51.0 million (or 16%) compared to year-end 2001, with the First Colony acquisition accounting for about $48 million of the growth. Real estate loans comprised 41.7% of Peoples' total loan portfolio at September 30, 2002, versus 40.2% at the prior year-end. Included in real estate loans are home equity credit line ("Equiline") balances of $29.1 million at September 30, 2002, up 7% from $27.3 million at December 31, 2001. This increase was attributable to Peoples acquiring home equity loans of approximately $4 million in the First Colony acquisition; however, Peoples continues to experience intense competition for home equity loans, which has affected Peoples' ability to maintain existing Equiline balances. Management believes Equiline loans are a relationship product with an acceptable return on investment after risk considerations. Residential real estate loans continue to represent a major focus of Peoples' lending due to the lower risk factors associated with this type of loan, and the opportunity to provide additional products and services to these consumers, at reasonable risk-return ratios to Peoples.

Excluding credit card balances, consumer loans have increased $1.6 million (or 1%) since year-end 2001, totaling $113.5 million at September 30, 2002. Peoples acquired consumer loans of about $13 million as part of the First Colony acquisition, which accounted for the increase. This increase more than offset the decline Peoples has experienced in the balance of the consumer loan portfolio throughout 2002. The indirect lending area represents the majority of Peoples' consumer loans, with balances of $59.8 million. Since year-end 2001, indirect loan balances have declined $6.4 million (or 10%) from $66.2 million due to automobile manufacturers offering attractive financing options to car buyers through their captive credit affiliates, declining creditworthy indirect sales opportunities, and normal runoff of indirect loans.

Management is satisfied with the performance of Peoples' consumer loan portfolio, which can be attributed to a commitment to sound lending practices and a strong customer service orientation. Due to current economic conditions, management continues to stress loan quality and risk-based pricing more than loan growth. Lenders use a tiered pricing system that enables Peoples to apply interest rates based on the corresponding risk associated with the loan. Although consumer debt delinquencies have increased in the financial services industry, management's actions to reinforce Peoples' pricing system and underwriting criteria have had a positive impact on consumer loan delinquencies. Management plans to continue its commitment to the use of this tiered pricing system to improve the performance of Peoples consumer loan portfolio.

Peoples' credit card balances totaled $6.2 million at September 30, 2002, down $0.5 million (or 7%) since December 31, 2001. While, management routinely evaluates new opportunities to serve credit card customers and grow the credit card balance, Peoples' credit cards are marketed as a complementary product offering for client relationships.


Loan Concentration
------------------
Peoples' largest concentration of commercial loans are credits to assisted living facilities and nursing homes, which comprised 13.5% of Peoples' outstanding commercial loans at September 30, 2002, versus 11.9% at year-end 2001. Loans to lodging and lodging related companies also represented a significant portion of Peoples' commercial loans accounting for approximately 11.6% of Peoples' outstanding commercial loans at quarter-end, compared to 12.8% at December 31, 2001.

These lending opportunities have arisen due to the growth of these industries in markets served by Peoples or contiguous areas, as well as sales associates' efforts to develop these relationships. Management believes Peoples' loans to assisted living facilities and nursing homes, as well as loans to lodging and lodging related companies, do not pose abnormal risk when compared to risk assumed in other types of lending since these credits have been subjected to Peoples' normal underwriting standards. In addition, a sizeable portion of the loans to lodging and lodging related companies are spread over various geographic areas, guaranteed by individuals with substantial net worth and/or possess lower loan-to-collateral value ratios than other commercial loans.


Allowance for Loan Losses
-------------------------
Management continually monitors the loan portfolio through its Loan Review Department and Loan Loss Committee to determine the adequacy of the allowance for loan losses. This formal analysis determines an appropriate level of the allowance for loan losses, and allocation of this allowance among loan types. The portion of the allowance allocated among the various loan types represents management's estimate of expected losses based upon specific allocations for individual lending relationships and historical loss experience for each category of homogeneous loans.

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan and loan quality ratings. The historical experience factors are based upon past loss experience, trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, credit cards, personal loans, etc.) are collectively evaluated based upon historical loss experience, trends in losses and delinquencies, the growth of loans in particular markets, and known changes in economic conditions in each particular lending market.

There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses was adequate at September 30, 2002. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Along with other financial institutions, management shares a concern for the outlook of the economy during the remainder of 2002. A slowdown in economic activity beginning in 2001 severely impacted several major industries, as well as the economy as a whole. Management believes this slowdown has had minimal impact on Peoples' commercial loan portfolio thus far, based on recent performance; however, a sustained economic slowdown could eventually have a more significant negative impact. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may be negatively impacted by the recent substantial decline in equity prices. These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, Peoples could experience increases in problem assets, delinquencies and losses on loans.

In the third quarter of 2002, Peoples' provision for loan losses was $1,182,000, up from $675,000 a year ago. On a year-to-date basis, the provision was $3,023,000 in 2002 compared to $2,025,000 in 2001. The majority of these increases were due to provisions related to the Overdraft Privilege program, which totaled $283,000 in the third quarter of 2002 and $673,000 through nine months of 2002. The remaining increase in the provision was a result of management's ongoing evaluation of the adequacy for loan losses, loan growth and other factors affecting probable loan losses. When expressed as a percentage of average loans, the provision was 0.37% for the nine months ended September 30, 2002, compared to 0.27% in 2001, and net chargeoffs amounted to 0.34% and 0.22% for the same periods, respectively.

At the end of the third quarter of 2002, Peoples' allowance for loan losses totaled $12.9 million compared to $12.4 million at December 31, 2001, with $0.3 million of the increase attributable to the First Colony acquisition. As a percentage of total loans, the allowance was 1.49% at September 30, 2002 compared to 1.60% at December 31, 2001. The decrease in the allowance for loan losses as a percent of total loans is a result of internal loan growth and acquiring $66 million of loans in the First Colony acquisition.
The acquired portfolio was primarily residential and consumer loans with a lower credit risk profile and allowance coverage of 0.46%. The following table presents changes in Peoples' allowance for loan losses:


                                              Three Months Ended              Nine Months Ended
                                                September 30,                   September 30,
(dollars in thousands)                         2002           2001            2002           2001
Balance, beginning of period             $      12,423   $     12,155    $     12,357   $     10,930
Chargeoffs                                      (1,223)          (642)         (3,323)        (1,985)
Recoveries                                         199             97             524            348
-----------------------------------------------------------------------------------------------------
     Net chargeoffs                             (1,024)          (545)         (2,799)        (1,637)
Provision for loan losses                        1,182            675           3,023          2,025
Allowance for loan losses acquired                 305              -             305            967
-----------------------------------------------------------------------------------------------------
          Balance, end of period         $      12,886   $     12,285    $     12,886   $     12,285
=====================================================================================================


Net chargeoffs totaled $1,024,000 in the third quarter of 2002 and $2,799,000 through nine months of 2002, compared to $545,000 and $1,637,000 for the same periods a year ago, respectively. Consumer and commercial loans represented the majority of Peoples' net chargeoffs and comprise the majority of the increase compared to last year. In 2002, increased consumer net chargeoffs were attributable to the Overdraft Privilege program, while commercial net chargeoffs were largely the result of Peoples charging down of a group of troubled commercial loans in the first half of 2002, which were part of a single relationship where the client was in the business of leasing equipment to professionals, to amounts deemed collectible. Management does not anticipate any future loss from this relationship. The following table details Peoples' net chargeoffs:

                                     Three Months Ended     Nine months Ended
                                        September 30,         September 30,
(dollars in thousands)                 2002      2001        2002      2001
Consumer                           $    474  $    319    $    960  $    664
Commercial                              374       159       1,512       716
Real estate                             123        29         198       102

Credit card                              53        38         129       155
----------------------------------------------------------------------------
          Total                    $  1,024  $    545    $  2,799  $  1,637
============================================================================
As a percent of average loans         0.12%     0.07%       0.34%     0.22%
----------------------------------------------------------------------------

Asset quality remains a key focus, as management continues to stress quality rather than growth in response to the current economic conditions. Peoples' nonperforming assets (which include loans 90 days or more past due, nonaccrual loans, renegotiated loans, and other real estate owned) were virtually unchanged from the prior quarter-end, totaling $7.7 million but remained above their year-end 2001 level of $5.7 million. Total loan delinquencies have declined 14% since year-end 2001, largely attributable to fewer loans that were 30-89 days past due. The following table details Peoples' nonperforming assets:


(dollars in thousands)                              September 30,   June 30,  December 31,  September 30,
                                                        2002          2002       2001          2001
Loans 90+ days past due and accruing               $      635    $      227   $      686   $      551
Renegotiated loans                                      2,439         2,864          425          146
Nonaccrual loans                                        4,455         4,425        4,380        3,794
------------------------------------------------------------------------------------------------------
     Total nonperforming loans                          7,529         7,516        5,491        4,491
Other real estate loans                                   124           124          181           93
------------------------------------------------------------------------------------------------------
       Total nonperforming assets                  $    7,653    $    7,640   $    5,672   $    4,584
======================================================================================================
Nonperforming loans as a percent of total loans         0.87%         0.87%        0.71%        0.59%
======================================================================================================
Nonperforming assets as a percent of total assets       0.56%         0.57%        0.48%        0.39%
======================================================================================================

Management continues to review the entire loan portfolio as part of the risk management process and will deal aggressively with problem loans as they are identified to minimize the amount of any future loss. Peoples' allowance for loan losses totaled 171% of nonperforming loans at September 30, 2002, versus 165% at June 30, 2002, and 225% at December 31, 2001. Management believes these levels reflect the overall risk of Peoples' loan portfolio.

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

At September 30, 2002, the recorded investment in loans that were considered to be impaired was $9.6 million, of which $6.4 million were accruing interest, and $3.2 million were nonaccrual loans. Included in this amount were $1.9 million of impaired loans for which the related allowance for loan losses was $537,000. The remaining impaired loan balances do not have a related allocation of the allowance for loan losses because the loans have been previously written-down, are well secured, or possess characteristics indicative of the ability to repay the loan. For the nine months ended September 30, 2002, the average recorded investment in impaired loans was approximately $8.5 million and interest income of $303,000 was recognized on impaired loans during the period, representing 0.5% of Peoples' total interest income.


Funding Sources
---------------
Peoples considers a number of sources when evaluating funding needs, including but not limited to deposits, short-term borrowings, and long-term borrowings. Deposits, both interest-bearing and non-interest bearing, continue to be the most significant source of funds for Peoples, totaling $951.7 million, or 78.8% of total funding sources, at September 30, 2002.

Non-interest bearing deposits serve as a core funding source with total balances of $109.0 million at September 30, 2002, a $12.5 million (or 13%) increase compared to the prior year-end. Peoples acquired non-interest bearing deposit balances totaling $10.3 million through the First Colony acquisition. In addition, Peoples implemented two programs in the first quarter of 2002 aimed at attracting new clients and core deposits, as well as producing additional non-interest income opportunities: Overdraft Privilege and Free Checking. These programs have already had a positive impact by generating many new non-interest bearing accounts and boosting non-interest revenues. Management will continue to focus on expanding its base of lower-cost funding sources and enhancing client relationships by providing incentives for clients to utilize more of Peoples' products and services.

Interest-bearing deposits totaled $842.7 million at September 30, 2002, an increase of $124.9 million (or 17%) compared to $717.8 million at December 31, 2001, with $87.7 million attributable to the First Colony acquisition. Savings balances increased $53.6 million (or 67%) since year-end 2001, primarily the result of a new savings product for states and political subdivisions introduced earlier this year, while approximately $16 million is attributable to the First Colony acquisition. Certificates of deposit remain Peoples' largest group of interest-bearing deposits, totaling $417.3 million at September 30, 2002, up $56.6 million (or 16%) since year-end 2001, with the First Colony acquisition accounting for nearly 90% of the increase. Interest-bearing transaction accounts (primarily Peoples' money market deposit accounts), are also a significant portion of Peoples' interest-bearing deposits, totaling $292.2 million at September 30, 2002, compared to $277.5 million at year-end 2001, up $14.7 million (or 5%). Peoples' money market accounts offer variable, competitive rates that allow clients flexibility and opportunity to better manage their investment yields.

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

During the third quarter of 2002, long-term borrowings increased $13.2 million (or 7%) from $192.4 million at December, 31 2001, as part of Peoples' current focus to secure longer-term funding and "lock in" costs during this period of low interest rates. At September 30, 2002, Peoples' short-term borrowings totaled $50.4 million, down $5.7 million (or 10%) compared to year-end 2001. Peoples obtained a $17 million short-term loan from an unrelated financial institution to provide initial funding for the First Colony acquisition, which partially offset the reduction in short-term FHLB borrowings. Management is evaluating various long-term funding alternatives for this acquisition and anticipates converting the short-term loan to longer term financing early in 2003. Management also continues to evaluate the appropriate overall capitalization and methodology to fund Peoples' balance sheet long-term.


Capital/Stockholders' Equity
----------------------------
At September 30, 2002, stockholders' equity was $111.8 million, an increase of $17.9 million (or 19%) since December 31, 2001, as increased earnings positively impacted Peoples' stockholders' equity. Through nine months of 2002, Peoples had net income of $13.7 million and paid dividends of $3.5 million, a dividend payout ratio of 25.3% of earnings, compared to a ratio of 34.2% a year ago. While management anticipates Peoples continuing its 36-year history of consistent dividend growth in future periods, Peoples Bancorp's ability to pay dividends on its common shares largely depends on receipt of dividends from Peoples Bank. The amount of dividends that Peoples Bank may pay is limited by federal banking laws and regulations. Since Peoples Bancorp is a financial holding company, Peoples Bank is required to maintain capital sufficient to meet the "well capitalized" standard set by the regulators and will be able to pay dividends so long as its capital continues to exceed that level. Peoples Bancorp and Peoples Bank may limit the amount of any future dividends even when the legal ability exists to pay them in order to retain earnings for use in their respective businesses. Additionally, Peoples Bancorp will be prohibited from paying dividends if it suspends interest payments relating to the trust preferred securities issued by two of its trust subsidiaries.

The adjustment for the net unrealized holding gains on available-for-sale securities, net of deferred income taxes, also positively impacted equity. At September 30, 2002, net unrealized holding gains totaled $7.3 million versus $0.8 million at December 31, 2001, a change of $6.5 million. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' balance sheet are more sensitive to the changing market values of investments than if the investment portfolio was classified as held-to-maturity.

Peoples had treasury stock totaling $1.2 million at September 30, 2002, compared to $3.4 million at year-end 2001. During the first nine months of 2002, Peoples repurchased 9,155 common shares at an average price of $22.65 per share and reissued approximately 78,500 shares through various stock option plans and Peoples' deferred compensation plan. In the fourth quarter of 2002, management does not anticipate any significant purchases under the 2002 Stock Repurchase Program before its expiration.

Peoples has also complied with the standards of capital adequacy mandated for the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios since a weight category of 0% (lowest risk assets), 20%, 50% or 100% (highest risk assets) is assigned to each asset on the balance sheet. At September 30, 2002, Peoples' Total Capital, Tier 1 and Leverage ratios were 12.91%, 11.55% and 7.96%, exceeding the well-capitalized standards of 10%, 6% and 5%, respectively. In addition, all three risk-based capital ratios for Peoples Bank were also well above the minimum standards for a well-capitalized institution at September 30, 2002.


Liquidity and Interest Rate Sensitivity
---------------------------------------
The objective of the asset/liability management function is to guide management in the acquisition of funds, while optimizing net interest income within the constraints of prudent capital adequacy, liquidity, and safety. To accomplish this objective, Peoples manages the balance sheet mix, liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels and customer preferences.

INTEREST RATE RISK
One of the most significant risks resulting from Peoples' normal business of extending loans and accepting deposits is interest rate risk. Interest rate risk ("IRR") is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as market values of financial assets and liabilities. Peoples has charged the ALCO with the overall management of Peoples' balance sheet and off-balance sheet transactions related to the management of IRR. The ALCO strives to keep Peoples focused on the future, anticipating potential changes and evaluating alternatives, rather than simply reacting to change.

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

Peoples' ALCO relies on different methods of assessing IRR, including simulating net interest income, monitoring the sensitivity of the net present market value of equity, and monitoring the difference, or "gap", between maturing or rate-sensitive assets and liabilities over various time periods. The ALCO places emphasis on simulation modeling as the most beneficial measurement of IRR because it is a dynamic measure. By employing a simulation process that estimates the impact of potential changes in interest rates and balance sheet structures and by establishing limits on these estimated changes in net income and net market value, the ALCO is better able to evaluate interest rate risks and their potential impact to earnings and market value of equity.

The modeling process starts with a base case simulation using the current balance sheet. Base case simulation results are prepared under an assumed flat interest rate scenario and at least two alternative interest rate scenarios, one rising and one declining, assuming parallel yield curve parameters. Comparisons produced from the simulation data, showing the earnings variance from the flat rate forecast, illustrate the risks associated with the current balance sheet structure. Additional simulations, when deemed appropriate, are prepared using different interest rate scenarios than those used with the base case simulation and/or possible changes in balance sheet structure. The additional simulations are used to measure yield curve risk, prepayment risk, basis risk, and index lag risk inherent in the balance sheet. Comparisons showing the earnings and equity value variance from the base case are provided to the ALCO for review and discussion. The results from these model simulations are reviewed for indications of effectiveness of current IRR management strategies.

Peoples monitors IRR for both the short- and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet have been established. To control the amount of short-term exposure to IRR, the ALCO limits the decrease in net interest income of Peoples Bank to 10% or less from base case for each 100 basis point shift in interest rates measured on an annual basis. To control the long-term exposure, the ALCO limits the negative impact on net equity value to 40% or less given an immediate and sustained 200 basis points shift in interest rates. For an assessment of the current interest rate risk position, the ALCO reviews static gap measures for specific time periods focusing on one-year cumulative gap. At September 30, 2002, Peoples' one-year cumulative gap amount was negative 2.5% of earning assets, which represented $30.5 million more in liabilities than assets that may reprice during that period. Based on historical trends and performance, the ALCO has determined the ratio of the one-year cumulative gap should be within +/-15% of earning assets.

The following table is provided to illustrate the estimated earnings at risk and value at risk positions of Peoples, on a pre-tax basis, at September 30, 2002 (dollars in thousands):



        Immediate
      Interest Rate                     Estimated                           Estimated
  Increase (Decrease) in           (Decrease) Increase               (Decrease) Increase in
       Basis Points               In Net Interest Income            Economic Value of Equity
---------------------------    -----------------------------     --------------------------------
           300               $     (4,052)         (7.9) %        $    (59,955)        (28.0) %
           200                     (2,442)         (4.8)               (36,382)        (17.0)
           100                     (1,039)         (2.0)               (15,039)         (7.0)
          (100)              $        293            0.6 %        $      12,348           5.8 %


The interest rate risk analysis shows that Peoples is liability sensitive, which means that decreasing interest rates should favorably impact Peoples' net interest income while upward moving interest rates should negatively impact net interest income. Peoples' liability sensitivity decreased moderately during the third quarter of 2002 due to an increase in rate sensitive assets attributable to investment portfolio activity as well as continued efforts on securing long-term funding in the current low interest rate environment. As part of this process, management has priced Peoples' 3 and 5-year certificates of deposit to make them more attractive to clients than shorter-term certificates. Many clients have shifted, and continue to shift, funds to the longer-term certificates as their existing deposits mature, which will help reduce Peoples' short-term liability sensitivity. The interest rate analysis also shows Peoples is within the established IRR policy limits for all simulations and all scenarios for the current period as well as at all measured points during the preceding year.

Since Peoples remains liability sensitive, the ALCO has implemented a hedging strategy to protect Peoples' net interest income streams in the event of rising rates. As part of this strategy, the ALCO hedged a $17 million long-term, fixed-rate borrowing from the FHLB in early October that may convert to a variable rate, at the FHLB's discretion. In addition, the ALCO may consider additional hedging options for Peoples' variable rate liabilities, including, but not limited to, the purchase of other interest rate hedge positions, as available and appropriate, that would provide net interest income protection in a rising rate environment.



LIQUIDITY
In addition to IRR management, a primary objective of the ALCO is the maintenance of a sufficient level of liquidity. The ALCO defines liquidity as the ability to meet anticipated and unanticipated operating cash needs, loan demand, and deposit withdrawals, without incurring a sustained negative impact on profitability. The ALCO's liquidity management policy sets limits on the net liquidity position of Peoples and the concentration of non-core funding sources, both total wholesale funding and reliance on brokered deposits.

The main source of liquidity for Peoples is deposit growth. Liquidity is also provided from cash generated from earning assets such as maturities, principal payments and income from loans and investment securities. Through nine months of 2002, cash provided by financing activities totaled $38.3 million, due largely to increases in deposit balances of $39.4 million. Cash used in investing activity totaled $50.8 million, due to a net increase in loan balances totaling $32.4 million and investment securities purchases, net of maturities and sales, of $33.8 million, which was partially offset by net cash of $17.5 million received as part of the First Colony acquisition. When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that better enable Peoples to match funding dates and pricing characteristics with contractual maturity dates and pricing parameters of earning assets. Securities in the investment portfolio that are available-for-sale can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile liabilities, short-term growth in deposits and brokered funds, from liquid assets, short-term investments and unpledged available-for-sale securities. At September 30, 2002, Peoples' net liquidity position was $185.2 million, or 13.6% of total assets, compared to $177.2 million, or 14.9% of total assets, at December 31, 2001. This decrease in liquidity position as a percent of total assets was attributed to a $13.8 million increase in volatile funds and Peoples' $17 million loan to finance the First Colony acquisition, as well as a modest increase in non-liquid assets. This increase in volatile funds partially offset an increase in liquid assets through investment security purchases. The liquidity position as of September 30, 2002, was within Peoples' policy limit of negative 10% of total assets. At September 30, 2002, total wholesale funding comprised 16.5% of total assets and brokered funds were 0.7% of total assets, within Peoples' policy limits of 30% and 10%, respectively.


Effects of Inflation on Financial Statements
--------------------------------------------
Substantially all of Peoples' assets relate to banking and are monetary in nature. As a result, inflation does not impact Peoples to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in a loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. The opposite would be true during a period of decreasing prices. In the banking industry, typically monetary assets exceed monetary liabilities. The current monetary policy targeting low levels of inflation has resulted in relatively stable price levels. Therefore, inflation has had little impact on Peoples' net assets.


Future Outlook
--------------
Earnings remained strong in the third quarter of 2002 despite sluggish economic conditions, as Peoples' associates remain focused on integrated financial service offerings to clients. Future success in the financial service industry revolves around three issues: earnings growth and quality, asset quality, and capital quality. Management believes that Peoples is sound in all of these areas. Peoples' continued earnings growth has been attributable to sound asset/liability management and diversified revenue streams. Peoples' asset quality remains good and capital ratios, bolstered by the solid earnings stream, continue to be at levels that provide a strong foundation to withstand the impact of adverse economic conditions while still affording some opportunities for growth.

E-services remain a focus for Peoples. Any additional investments in e-services will be designed to make it easier for clients to complete transactions and conduct business with Peoples. As part of this process, Peoples introduced an enhanced Internet billpay service to its clients in August, which is being offered at no cost, at least through the end of 2003 to active users. This enhanced bill payment service offers innovative technology, including online bill presentment, or e-bill, as well as improved payment processing. Bills paid online will be processed by one of the nation's leading providers of bill payment services. Management believes the combination of electronic billpay and bill presentment is a tremendous retention and recruiting tool for Peoples Bank and looks forward to adding many customers to the system. Peoples has implemented an aggressive marketing campaign to raise awareness of its electronic banking services.

In addition to Peoples' focus on e-services, one of Peoples' key goals is to be a complete financial services provider to clients through an integrated, seamless service process. As a result, management routinely evaluates investments in processes and technology, such as Customer Relationship Management ("CRM") information systems and processes, that enhance client contact management, data mining, profitability information and marketing, as well as improve the ability of Peoples' associates to perform more efficiently. Management anticipates Peoples will make investments in and initiate implementation of new systems, including a CRM system, in early 2003. While such investments may cause Peoples' operating expenses to increase, specifically data processing and software expenses, management believes Peoples' continued investment in technology helps to strengthen client relationships and increase long-term stakeholder value.

Management's strategies of continued growth and diversification of non-interest revenues are intended to lessen the impact of changes in interest rates on Peoples' earnings. Recent acquisitions provide Peoples' sales associates the ability to enhance revenues further by capitalizing on opportunities to serve additional clients through a needs-based sales process. Management continues to focus on integrating investment and insurance products, such as fixed annuities, and other non-traditional financial products and services, with traditional banking products to increase Peoples' market penetration.

In the third quarter, Peoples commenced operation of secondary mortgage originations, an additional benefit derived from the First Colony acquisition due to their experience in this product offering. Thus far, this new real estate loan product is offered only by those sales associates most familiar with and experienced in secondary mortgage market operations, including originating and selling loans through Fannie Mae and other relationships. While the current impact to Peoples' operations is minimal, management is excited by the future opportunities this addition could provide Peoples' sales associates. Management anticipates the development of its secondary market operation will allow Peoples to offer more competitive long-term loans at fixed rates, which are currently appealing to clients, without the corresponding interest rate risk, and provide a source of non-interest income through servicing of the loans.

Peoples' capital ratios continue to be comfortably above the well-capitalized regulatory thresholds, which provide downside earnings protection but also afford management the opportunity to enhance Peoples' long-term value through strategic balance sheet growth. Mergers and acquisitions remain a viable strategic option to expand Peoples' operations and scope of client services even while management implements new products and services aimed at attracting new clients and producing additional revenues in its existing markets. Management continues to explore merger and acquisition prospects in and around Peoples' current footprint. However, the evaluation of future acquisitions will focus more on enhancing Peoples' earnings potential rather than geographic location or proximity to current markets and ultimately will depend upon opportunities that complement Peoples' core competencies and strategic intent.

In 2002, Peoples has continued to amortize goodwill from four separate and distinct banking center acquisitions completed since 1996 in accordance with FASB Statement No. 72. This goodwill amortization totaled $273,000 per quarter, or $820,000 through nine months. Based on management's preliminary analysis of SFAS 147, Peoples should be able to discontinue goodwill amortization on those banking center acquisitions. Peoples plans to adopt SFAS 147 in the fourth quarter of 2002, retroactive to January 1, 2002, which would increase after-tax earnings for the year by as much as $710,000, or $0.09 per share.

Peoples remains a service-oriented company with a sales focus that aims to satisfy clients through a relationship sales process. Through this process, sales associates work to anticipate, uncover, and solve their clients' every financial need, from insurance to banking to investments. Management will continue to be stakeholder-focused with four key long-term goals: double-digit EPS growth, ROE improvement, consistent dividend growth, and revenue diversification.


Forward-Looking Statements
--------------------------
The statements in this Form 10-Q which are not historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Although management believes that Peoples' plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Peoples cannot give any assurance that those plans, intentions or expectations will be achieved. The forward-looking statements involve a number of risks and uncertainties, including, but not limited to, the effect of changes in interest rates, the effect of federal and state banking and tax regulations, the effect of technological changes, the effect of economic conditions, the effect of competitive products and pricing, and other risks detailed in Peoples' Securities and Exchange Commission filings. All forward-looking statements are expressly qualified in their entirety by the cautionary statements. Although management believes that the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management's knowledge of Peoples' business and operations, it is possible that actual results may differ materially from these projections.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided under the caption "Liquidity and Interest Rate Sensitivity" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, and is incorporated herein by reference.


                                CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                    For the Three Months Ended September 30,            For the Nine months Ended September 30,
                                          2002                    2001                       2002                    2001
                                 -----------------------  ----------------------    ----------------------- ------------------------
(dollars in thousands)              Average     Yield/       Average    Yield/         Average     Yield/      Average      Yield/
                                    Balance      Rate        Balance     Rate          Balance      Rate       Balance       Rate
ASSETS
Securities:
  Taxable                        $    303,706     5.96%   $   276,056     6.62%     $    293,805     6.12%  $    281,969      6.70%
  Tax-exempt                           66,335     7.18%        38,294     7.14%           61,221     7.04%        37,535      7.19%
------------------------------------------------------------------------------------------------------------------------------------
    Total securities                  370,041     6.18%       314,350     6.68%          355,026     6.28%       319,504      6.76%
Loans:
  Commercial                          399,276     6.91%       332,964     8.17%          380,250     6.92%       330,301      8.50%
  Real estate                         346,379     7.56%       298,899     8.27%          316,848     7.68%       296,224      8.39%
  Consumer                            118,269     9.92%       124,551    10.62%          116,198    10.06%       123,432     10.65%
------------------------------------------------------------------------------------------------------------------------------------
    Total loans                       863,924     7.58%       756,414     8.61%          813,296     7.66%       749,957      8.81%
Less: Allowance for loan loss         (12,800)                (12,379)                   (12,653)                (12,078)
                                   ----------- ---------    ----------                ----------- ---------   -----------  ---------
    Net loans                         851,124     7.66%       744,035     8.76%          800,643     7.80%       737,879      8.96%
Interest-bearing deposits               1,577     1.27%         2,418     3.16%            2,225     1.40%         2,661      4.07%
Federal funds sold                      4,772     1.68%        19,197     3.50%            1,625     1.67%        17,306      4.08%
------------------------------------------------------------------------------------------------------------------------------------
    Total earning assets            1,227,514     7.18%     1,080,000     8.02%        1,159,519     7.31%     1,077,350      8.23%
Other assets                          119,208                  95,334                    104,528                  82,112
------------------------------------------------------------------------------------------------------------------------------------
       Total assets              $  1,346,722             $ 1,175,334               $  1,264,047            $  1,159,462
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  Savings                        $    128,870     1.56%   $    77,796     1.78%     $    107,579     1.49%  $     77,340      1.98%
  Interest-bearing demand             287,434     1.66%       277,615     2.92%          279,259     1.63%       273,032      3.53%
deposits
  Time                                415,473     3.91%       388,642     5.95%          384,463     4.11%       369,529      6.05%
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing            831,777     2.74%       744,053     4.38%          771,301     2.85%       719,901      4.66%
deposits
Borrowed funds:
  Short-term                           40,494     1.93%        62,678     3.73%           49,335     1.94%        83,217      4.88%
  Long-term                           219,845     4.73%       153,188     5.07%          205,198     4.77%       144,497      5.06%
------------------------------------------------------------------------------------------------------------------------------------
    Total borrowed funds              260,339     4.26%       215,866     4.68%          254,533     4.23%       227,714      4.99%
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing          1,092,116     3.10%       959,919     4.45%        1,025,834     3.19%       947,615      4.74%
liabilities
Non-interest bearing deposits         105,604                  87,230                     99,096                  86,418
Other liabilities                      41,255                  36,211                     37,135                  36,478
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities               1,238,975               1,083,360                  1,162,065               1,070,511
Stockholders' equity                  107,747                  91,974                    101,982                  88,951
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
stockholders'
    equity                       $  1,346,722             $ 1,175,334               $  1,264,047            $  1,159,462
====================================================================================================================================

Interest income to earning                        7.18%                   8.02%                      7.31%                    8.23%
assets
Interest expense to earning                       2.76%                   3.92%                      2.82%                    4.18%
assets
------------------------------------------------------------------------------------------------------------------------------------
  Net interest margin                             4.42%                   4.10%                      4.49%                    4.05%
====================================================================================================================================


Interest income and yields presented on a fully tax-equivalent basis using a 35% tax rate.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Within ninety days prior to the filing date of this Quarterly Report on Form 10-Q, Peoples Bancorp, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of Peoples' disclosure controls and procedures, in accordance with Rules 13a-14 and 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to Peoples Bancorp, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

Changes in Internal Controls
----------------------------
No significant changes were made in Peoples' internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Rule 13a-15 of the Securities Act of 1934, referred to above.

                           PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings.
None.

ITEM 2:  Changes in Securities and Use of Proceeds.
None.

ITEM 3:  Defaults upon Senior Securities.
None.

ITEM 4:  Submission of Matters to a Vote of Security Holders.
None.

ITEM 5:  Other Information.
None.

ITEM 6:  Exhibits and Reports on Form 8-K.
         a) Exhibits:

                                  EXHIBIT INDEX

Exhibit
Number                     Description                         Exhibit Location
-------   --------------------------------------------------   ----------------

 4.1      Indenture, dated as of April 10, 2002, between       Filed herewith.
          Peoples Bancorp Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior
          Subordinated Debt Securities.

 4.2      Amended and Restated Declaration of Trust of PEBO    Filed herewith.
          Capital Trust II, dated as of April 10, 2002.

 4.3      Guarantee Agreement, dated as of April 10, 2002,     Filed herewith.
          between Peoples Bancorp Inc. and Wilmington Trust
          Company, as Guarantee Trustee, relating to Floating
          Rate MMCapSSM Capital Securities.

  11      Computation of Earnings Per Share.                   Filed herewith.

  12      Computation of Ratios                                Filed herewith.

b) Reports on Form 8-K:
   Peoples filed the following current reports on Form 8-K during the three months ended September 30, 2002:
        1) Form 8-K dated and filed July 1, 2002 - News release announcing Peoples Bancorp Inc. was recognized by the Cleveland Plain Dealer as one of the Top 100 businesses in Ohio.
        2) Form 8-K dated and filed July 3, 2002 - News release announcing the selection of Mark F. Bradley as President and Chief operating Officer of Peoples Bank, National Association.
        3) Form 8-K dated and filed July 12, 2002 - News release announcing Peoples Bancorp Inc. was added as a member of the Russell 3000(R) index of US publicly traded companies.
        4) Form 8-K dated and filed July 22, 2002 - News release announcing results of operation for the second quarter of 2002.
        5) Form 8-K dated and filed August 8, 2002 - News release announcing declaration of quarterly dividend.
        6) Form 8-K dated and filed September 24, 2002 - News release announcing Peoples Bancorp Inc. was recognized in the 12th annual edition of America's Finest Companies(R).

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PEOPLES BANCORP INC.


Date:  November 7, 2002           By: /S/ROBERT E. EVANS
                                         -------------------------------------
                                         Robert E. Evans
                                         President and Chief Executive Officer



Date:  November 7, 2002           By:/S/JOHN W. CONLON
                                        -------------------------------------
                                        John W. Conlon
                                        chief Financial Officer


        -----------------------------------------------------------------

                                 CERTIFICATIONS

I, Robert E. Evans, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Peoples Bancorp
         Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 7, 2002



                                /S/ ROBERT E. EVANS
                                    -------------------------------------
                                    Robert E. Evans
                                    President and Chief Executive Officer




I, John W. Conlon, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Peoples Bancorp
         Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 7, 2002


                                   /S/ JOHN W. CONLON
                                       -------------------------------------
                                       John W. Conlon
                                       Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                   TITLE 18, UNITED STATES CODE, SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Peoples Bancorp Inc. ("Peoples Bancorp") on Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Evans, President and Chief Executive Officer of Peoples Bancorp, and I, John W. Conlon, Chief Financial Officer of Peoples Bancorp, certify, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Peoples Bancorp.


Date:  November 7, 2002         /S/ ROBERT E. EVANS
                                    -------------------------------------------
                                    Robert E. Evans
                                    President and Chief Executive Officer



Date:  November 7, 2002         /S/ JOHN W. CONLON
                                    -------------------------------------------
                                    John W. Conlon
                                    Chief Financial Officer

                                  EXHIBIT INDEX

               PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                       FOR PERIOD ENDED SEPTEMBER 30, 2002

Exhibit
Number                     Description                         Exhibit Location
-------   --------------------------------------------------   ----------------

 4.1      Indenture, dated as of April 10, 2002, between       Filed herewith.
          Peoples Bancorp Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior
          Subordinated Debt Securities.

 4.2      Amended and Restated Declaration of Trust of PEBO    Filed herewith.
          Capital Trust II, dated as of April 10, 2002.

 4.3      Guarantee Agreement, dated as of April 10, 2002,     Filed herewith.
          between Peoples Bancorp Inc. and Wilmington Trust
          Company, as Guarantee Trustee, relating to Floating
          Rate MMCapSSM Capital Securities.

  11      Computation of Earnings Per Share.                   Filed herewith.

  12      Computation of Ratios                                Filed herewith.