Form 10-Q/A
period 2002-03-31
PEOPLES BANCORP INC
filed 2002-12-12
CIK 318300

FORM 10-Q/A
                                (Amendment No. 1)

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


                                   31-0987416
                 ----------------------------------------------
                      (I.R.S. Employer Identification No.)




138 Putnam Street, P. O. Box 738, Marietta, Ohio             45750
----------------------------------------------------      ------------
 (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:       (740) 373-3155
                                                         ----------------


                                 Not Applicable
             -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                              PEOPLES BANCORP INC.
                         QUARTERLY REPORT ON FORM 10-Q/A
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                EXPLANATORY NOTE

         The purpose of this Form 10-Q/A ("Form 10-Q/A") is to amend Items 4 and 6 of Part II of the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended March 31, 2002.

         This amendment does not reflect events occurring after the original filing of the Quarterly Report on May 13, 2002 or modify or update those disclosures as presented in the original Form 10-Q, except to reflect the amendments described above.


                           PART II - OTHER INFORMATION

ITEM 4:  Submission of Matters to a Vote of Security Holders.
On April 11, 2002, Peoples Bancorp Inc. ("Peoples") held its Annual Meeting of Shareholders in the Ball Room at the Holiday Inn in Marietta, Ohio. The meeting was well-attended and 85% of the outstanding common shares were represented by proxy. No votes were placed in person.

Three Directors of Peoples were re-elected to serve terms of three years each (expiring in 2005): Frank L. Christy; Rex E. Maiden; and Joseph H. Wesel (Chairman of the Board). Directors of Peoples who continue to serve after the 2002 Annual Meeting include Carl Baker, Jr., George W. Broughton, Wilford D. Dimit, Robert E. Evans, Robert W. Price, Thomas C. Vadakin, and Paul T. Theisen.

Voting results were as follows:

                       Shareholder Voting Results
--------------------------------------------------------------------------
         Nominee                  For          Withheld        Against
---------------------------   -------------  -------------   -------------
Frank L. Christy                 6,049,325         27,010             111
Rex E. Maiden                    6,049,552         26,033           1,861
Joseph H. Wesel                  6,049,799         26,365           1,282

The proposal to approve the Peoples Bancorp Inc. 2002 Stock Option Plan, under which 425,000 common shares of Peoples will be available for issuance, was also approved by the shareholders of Peoples. The vote on this proposal was as follows:

               For                  Against            Abstentions
        -------------------     ----------------     ----------------
             5,839,704              165,782               71,960

ITEM 6:  Exhibits and Reports on Form 8-K.
         a) Exhibits:


                                  EXHIBIT INDEX


  Exhibit
  Number       Description               Exhibit Location
------------   -----------------------   ----------------------------------
     10        Peoples Bancorp Inc.      Incorporated herein by reference
               2002 Stock Option Plan    to Exhibit 10 to Peoples'
                                         Registration Statement on Form
                                         S-8 (Registration No. 333-86246)

     11       Computation of Earnings    Incorporated herein by reference
              Per Share                  to Exhibit 11 to Peoples'
                                         Quarterly Report on Form 10-Q
                                         for the fiscal quarter ended
                                         March 31, 2002 (File No. 0-16772)

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




                                          PEOPLES BANCORP INC.



Date:  December 12, 2002          By: /s/ ROBERT E. EVANS
                                          -------------------------------------
                                          Robert E. Evans
                                          President and Chief Executive Officer



Date:  December 12, 2002          By: /s/ JOHN W. CONLON
                                          -------------------------------------
                                          John W. Conlon
                                          Chief Financial Officer

       ===================================================================

                                 CERTIFICATIONS

I, Robert E. Evans, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of Peoples Bancorp Inc.; and

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date:  December 12, 2002          By: /s/ ROBERT E. EVANS
                                          -------------------------------------
                                          Robert E. Evans
                                          President and Chief Executive Officer


I, John W. Conlon, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of Peoples Bancorp Inc.; and

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date:  December 12, 2002          By: /s/ JOHN W. CONLON
                                          -------------------------------------
                                          John W. Conlon
                                          Chief Financial Officer

                                  EXHIBIT INDEX

              PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q/A
                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2002




  Exhibit
  Number       Description               Exhibit Location
------------   -----------------------   ----------------------------------
     10        Peoples Bancorp Inc.      Incorporated herein by reference
               2002 Stock Option Plan    to Exhibit 10 to Peoples'
                                         Registration Statement on Form
                                         S-8 (Registration No. 333-86246)

     11       Computation of Earnings    Incorporated herein by reference
              Per Share                  to Exhibit 11 to Peoples'
                                         Quarterly Report on Form 10-Q
                                         for the fiscal quarter ended
                                         March 31, 2002 (File No. 0-16772)