Form 10-K
PEOPLES BANCORP INC
filed 2003-03-03
CIK 318300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
(Mark One)
               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                         Commission file number 0-16772

                              PEOPLES BANCORP INC.
    -----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

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
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             -----


Securities registered pursuant to Section 12(g) of the Act: Common Shares, No No Par Value (9,589,534 outstanding at February 21, 2003)
-----------------------------------------------------------------------------


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

            Yes       X                  No
                    ---------                  ----------

Based upon the closing price of the Common Shares of the Registrant on The NASDAQ National Market as of June 28, 2002, the aggregate market value of the Common Shares of the Registrant held by nonaffiliates on that date was $218,127,000. For this purpose, certain executive officers and directors are considered affiliates.

Documents Incorporated by Reference:
Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 10, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS
                                -----------------

PART I                                                                     Page
------

Item 1.      Business                                                        3

Item 2.      Properties                                                     12

Item 3.      Legal Proceedings                                              13

Item 4.      Submission of Matters to a Vote of Security Holders            14

Executive Officers of the Registrant                                        14

PART II
-------

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters                                            15

Item 6.      Selected Financial Data                                        16

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            17

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk     35

Item 8.      Financial Statements and Supplementary Data                    35

Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                       35

PART III
--------

Item 10.     Directors and Executive Officers of the Registrant             60

Item 11.     Executive Compensation                                         60

Item 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                60

Item 13.     Certain Relationships and Related Transactions                 61

Item 14.     Controls and Procedures                                        61

PART IV
-------

Item 15.     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K                                                       62

Signatures                                                                  63

Exhibit Index                                                               66

                                     PART I

ITEM 1.    BUSINESS.
--------------------

INTRODUCTION
------------
Peoples Bancorp Inc. ("Peoples") is a financial holding company organized in 1980, with origins in the Mid-Ohio Valley dating back to 1902. At December 31, 2002, Peoples' wholly-owned subsidiaries included Peoples Bank, National Association ("Peoples Bank"), Peoples Investment Company, PEBO Capital Trust I and PEBO Capital Trust II. Peoples Bank also owns an insurance agency subsidiary and an asset management subsidiary. Peoples Investment Company also owns a capital management subsidiary.

Peoples' principal executive office is located at 138 Putnam Street, Marietta, Ohio 45750, and its telephone number is (740) 373-3155. Peoples' common shares are traded through the NASDAQ National Market System under the symbol PEBO and its web site is www.peoplesbancorp.com (this uniform resource located (URL) is an inactive textual reference only and is not intended to incorporate Peoples' website into this Form 10-K).

Since November 15, 2002, Peoples has made available free of charge on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after Peoples electronically filed each such report or amendment, or furnished it to, the Securities and Exchange Commission ("SEC").

Peoples' principal operating subsidiary, Peoples Bank, is a full service community bank that provides an array of financial products and services to its customers, including a variety of interest-bearing and non-interest bearing demand deposit accounts; savings and money market accounts; certificates of deposit; commercial, installment, and real estate mortgage loans (commercial and residential); credit and debit cards; corporate and personal trust services; and safe deposit rental facilities. Peoples also sells travelers checks, money orders and cashier's checks. Services are provided through Peoples' 45 financial service locations and 30 automated teller machines ("ATMs") in Ohio, West Virginia and Kentucky, as well as banking by phone, and internet-based banking. Peoples Bank offers a full range of life, property and casualty insurance products through Peoples Insurance Agency, Inc. and provides custom-tailored solutions for asset management needs through its Peoples Financial Advisors division, including investment products through an unaffiliated registered broker-dealer.

At December 31, 2002, Peoples and its subsidiaries had 462 full-time equivalent employees, total assets of $1.4 billion, total loans of $850.9 million, total deposits of $955.9 million, and total stockholders' equity of $147.2 million. Peoples Bank held trust assets with an approximate market value of $500 million at December 31, 2002. For the year ended December 31, 2002, Peoples' return on average assets was 1.46% and return on average stockholders' equity was 17.69%.

For the five-year period ended December 31, 2002, Peoples' assets grew at a 13.0% compound annual growth rate, while stockholders' equity grew at a compound annual growth rate of 13.3%. Peoples has also had a history of consistent earnings growth, as earnings per share grew at a compound rate of 16.1% for the five-year period ended December 31, 2002. Over that same period, Peoples' annual return on average assets and annual return on stockholders' equity averaged 1.17% and 14.34%, respectively.

Peoples has experienced significant growth in assets and increased its capital position through a combination of internal and external growth. In December 2002 and January 2003, Peoples enhanced its capital position through the sale of 1.7 million common shares, which generated capital of nearly $37 million. In addition to core organic growth, Peoples has undertaken a controlled and steady expansion and acquisition strategy. In the past five years, Peoples has opened six de novo banking branches in its market area and has completed three branch acquisitions, two bank acquisitions and one insurance agency acquisition. In the aggregate, Peoples has acquired $159 million of assets, including $94 million of loans, $248 million of deposits, and 11 sales offices since year-end 1997. These acquisitions produced benefits, including the expansion of Peoples' customer base, and provided opportunities to integrate non-traditional products and services, such as insurance and investments, with the traditional banking products currently offered to clients in Peoples' markets. These acquisitions also enabled Peoples to expand into new markets.

Peoples routinely explores opportunities for additional growth and expansion of its core financial service businesses, including the acquisition of companies engaged in similar activities. Management also focuses on internal growth as a method for reaching performance goals and reviews key performance indicators on a regular basis to measure Peoples' success. There can be no assurance, however, that Peoples will be able to grow, or if it does, that any such growth or expansion will result in an increase in Peoples' earnings, dividends, book value or the market value of its common shares.


RECENT ACQUISITIONS AND ADDITIONS
---------------------------------
On December 2, 2002, Peoples announced it had signed a definitive agreement and plan of merger with Kentucky Bancshares Incorporated ("Kentucky Bancshares") providing for the acquisition of Kentucky Bancshares by Peoples. In the agreement, Peoples proposes to use a combination of cash and Peoples' common shares as consideration for all of the issued and outstanding shares of Kentucky Bancshares common stock. The aggregate value of the transaction is not expected to exceed $31.4 million, of which approximately half would be paid in cash and half in Peoples' common shares, dependent upon the market price of Peoples' common shares.

Kentucky Bancshares' banking subsidiary, Kentucky Bank & Trust, operates five offices in Kentucky's Boyd and Greenup Counties in the communities of Ashland, Russell, Flatwoods, Greenup and South Shore. These locations will become Peoples Bank financial service locations upon completion of the merger. At December 31, 2002, Kentucky Bancshares had total assets of $127 million, total loans of $78 million, total deposits of $99 million, and trust assets under management of $197 million. This acquisition is contingent upon regulatory approval, approval by the shareholders of Kentucky Bancshares and customary closing conditions. Management anticipates completing this transaction during the second quarter of 2003. Concurrent with this acquisition, Peoples will also close the Peoples Bank financial services location in Russell, Kentucky. Further information regarding this acquisition can be found in the "Future Outlook" section of Management's Discussion and Analysis included in Item 7 of this Form 10-K.

On October 4, 2002, Peoples completed the acquisition of a banking center in Malta, Ohio, from Century National Bank of Zanesville, Ohio, a subsidiary of Park National Corporation of Newark, Ohio. As part of the transaction, Peoples acquired deposits of $6.3 million and loans of $1.6 million. Effective October 4, 2002, Peoples discontinued banking operations at the Malta office located at 50 West Third Street, with the Malta office customers being served by the Peoples Bank financial service location in neighboring McConnelsville, Ohio.

On June 14, 2002, Peoples completed the acquisition of First Colony Bancshares, Inc. ("First Colony"), the holding company of The Guernsey Bank, f.s.b, a federal savings bank based in Cambridge, Ohio. As part of the transaction, Peoples acquired full-service offices in Cambridge (two offices), Byesville, and Quaker City in Ohio's Guernsey County and Flushing in Ohio's Belmont County, involving total loans of $65 million, total deposits of $98 million and total retail overnight repurchase agreements of $6 million. Peoples did not acquire Guernsey Bank's full-service banking office or loan production office in Worthington, Ohio, which continue to serve its customers and has retained "The Guernsey Bank" name under a new banking charter.


CUSTOMERS AND MARKETS
---------------------
Peoples has expanded from its roots in Washington County, Ohio, where it maintains nine financial service locations, to a market area that encompasses counties in 17 southeastern Ohio and neighboring areas of Kentucky and West Virginia, focusing on non-major urban areas. The primary market area possesses a diverse economic base, with no single dominant industry or employer. Principal industries in the market area include health care, education and other social services; plastics and petrochemical manufacturing; oil, gas and coal production; and tourism, education and other service-related industries. Consequently, Peoples is not dependent upon any single industry segment for its business opportunities and management believes Peoples' market area is largely insulated from some of the fluctuations of national economic cycles as a result of the diverse economic base.

Peoples Bank originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (including loans to individuals, credit card loans, and indirect loans). In general, Peoples Bank retains the majority of loans it originates; however, Peoples Bank has originated and sold a limited number of fixed rate mortgage loans into the secondary market.

Loans are spread over a broad range of industrial classifications. Management believes it has no significant concentrations of loans to borrowers engaged in the same or similar industries and no loans to foreign entities. The lending market areas served are primarily concentrated in southeastern Ohio northeastern Kentucky and northwestern West Virginia. In addition, loan production offices and a full-serve banking office in Licking and Fairfield Counties in central Ohio provide opportunities to serve customers in that economic region.

LEGAL LENDING LIMIT
-------------------
At December 31, 2002, Peoples Bank's legal lending limit was approximately $18.6 million. In 2002, Peoples Bank had not extended credit to any one borrower in excess of its legal lending limit.

COMMERCIAL LOANS
----------------
At December 31, 2002, Peoples Bank had approximately $392.5 million in commercial loans (including commercial, financial and agricultural loans) outstanding, representing approximately 46.1% of the total aggregate loan portfolio.

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

The Peoples Bank Board of Directors is required to approve loans in excess of $3.0 million secured by real estate and loans in excess of $1.5 million secured by all other assets; however, approval of the Board of Directors is required for all loans, regardless of amount, to borrowers whose aggregate debt to Peoples Bank, including the principal amount of the proposed loan, exceeds $4.0 million.

Peoples Bank periodically evaluates all new commercial loan relationships greater than $250,000 and, on an annual basis, all loan relationships greater than $500,000. If deterioration has occurred, Peoples takes effective and prompt action designed to assure repayment of the loan. Upon detection of the reduced ability of a borrower to meet cash flow obligations, the loan is considered an impaired loan and reviewed for possible downgrading or placement on non-accrual status.

CONSUMER LOANS
--------------
At December 31, 2002, Peoples Bank had outstanding consumer loans (including indirect loans and credit cards) in an aggregate amount of approximately $110.2 million, or approximately 13.0% of the aggregate total loan portfolio.

LENDING PRACTICES. Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower's continued financial stability, and thus are more likely to be adversely affected by adverse personal circumstances. In addition, application of various state and federal laws, including bankruptcy and insolvency laws, could limit the amount that may be recovered under these loans. Credit approval for consumer loans typically requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of Peoples Bank to review its consumer loan portfolio monthly and to charge off loans that do not meet its standards, and to adhere strictly to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring regulatory compliance performance and for advising and updating loan personnel.

Peoples Bank makes credit life insurance and health and accident insurance available to all qualified buyers, thus reducing risk of loss when a borrower's income is terminated or interrupted due to accident, health or death. Peoples Bank also offers its customers credit card access through its consumer lending department.

REAL ESTATE LOANS
-----------------
At December 31, 2002, Peoples Bank had approximately $348.2 million of real estate loans outstanding (including home equity and construction loans), representing 40.9% of total loans outstanding. Home equity lines of credit and construction mortgages totaled $28.5 million and $16.2 million, respectively.

LENDING PRACTICES. Peoples Bank requires residential real estate loan amounts to be no more than 90% of the purchase price or the appraised value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 90%. On occasion, Peoples Bank may lend up to 100% of the appraised value of the real estate. The risk conditions of these loans are considered during underwriting for the purposes of establishing an interest rate compatible with the risks inherent in mortgage lending and based on the equity of the home. Loans made in this lending category are generally one to five year adjustable rate, fully amortizing mortgages. Peoples Bank also generates fixed rate real estate loans; however, these loans are typically sold on the secondary market. In select cases, Peoples Bank may retain certain fixed rate real estate loans. All real estate loans are secured by first mortgages with evidence of title in favor of Peoples Bank in the form of an attorney's opinion of the title or a title insurance policy. Peoples also requires proof of hazard insurance, with Peoples Bank named as the mortgagee and as the loss payee. Licensed appraisals are required for loans in excess of $250,000.

HOME EQUITY LOANS. Home equity lines of credit, or Equilines, are generally made as second mortgages by Peoples Bank. The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage. Peoples Bank will lend up to 100% of the appraised value of the property at higher interest rates that are considered compatible with the additional risk assumed in these types of equilines. The home equity lines of credit are written with ten-year terms, but are subject to review upon request for renewal. For several years, Peoples Bank has generally charged a fixed rate on home equity loans for the first five years, with the loan converting to a variable interest rate for the remaining five years. Peoples Bank also offers a home equity line of credit with a variable rate for the entire term of the loan.

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


COMPETITION
-----------
Peoples Bank experiences significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms and pension funds. The primary factors in competing for loans are interest rate and overall lending services. Competition for deposits comes from other commercial banks, savings associations, money market and mutual funds, credit unions, insurance companies and brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience of office location and overall financial condition. Peoples believes that its size provides flexibility, which enables Peoples Bank to offer an array of banking products and services. Peoples' financial condition also contributes to a favorable competitive position in the markets Peoples serves.

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

It is not Peoples' strategy to compete solely on the basis of price. Management believes a focus on customer relationships and incentives that promote customers continued use of Peoples' financial products and services will lead to enhanced revenue opportunities. Management believes the integration of traditional financial products with non-traditional financial products, such as insurance and investment products, will lead to enhanced revenues through complementary product offerings.


SUPERVISION AND REGULATION
--------------------------
The following is a summary of certain statutes and regulations affecting Peoples and its subsidiaries and is qualified in its entirety by reference to such statutes and regulations:


GENERAL
-------
BANK HOLDING COMPANY ACT. Peoples is subject to regulation under the Bank Holding Company Act of 1956, as amended, (the "BHC Act"). The BHC Act requires the prior approval of the Federal Reserve Board for Peoples to acquire or hold more than a 5% voting interest in any bank. In addition, the BHC Act restricts interstate banking activities; although, interstate bank acquisitions and interstate branching by acquisition and consolidation are permitted under the BHC Act with some state law limitation mostly regarding deposit concentrations.

FINANCIAL HOLDING COMPANY. The Gramm-Leach-Bliley Act (also known as the Financial Services Modernization Act of 1999) established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers through the creation of a "financial holding company" entity. Bank holding companies that elect to become financial holding companies have the ability to expand their activities from those historically permissible for bank holding companies and engage in activities that are financial in nature or complementary to financial activities, including securities and insurance activities, sponsoring mutual funds and investment companies, and merchant banking. Financial holding companies are also permitted to acquire, without regulatory approval, a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are deemed financial in nature by the Federal Reserve Board.

In order to become a financial holding company, a bank holding company must file a declaration with the Federal Reserve Bank indicating its desire to become a financial holding company. In addition, all subsidiary banks of the bank holding company must be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act. Failure to maintain the "well-capitalized" standard or the other criteria for a financial holding company may result in requirements to correct the deficiency or limit activities to those allowed bank holding companies.

In 2002, Peoples elected to become a financial holding company and received notification from the Federal Reserve Board on August 5, 2002, that the election had been approved.

BANKING SUBSIDIARY. Peoples Bank is a national banking association chartered under the National Bank Act and is regulated by the Office of the Comptroller of the Currency. Peoples Bank provides Federal Deposit Insurance Corporation ("FDIC") insurance on its deposits and is a member of the Federal Home Loan Bank of Cincinnati. As a national bank, Peoples Bank may engage, subject to limitations on investment and capital requirements, in activities that are financial in nature, other than insurance underwriting, real estate development and real estate investment, through a financial subsidiary of Peoples Bank, as along as Peoples Bank remains well capitalized, well managed and continues to have at least a satisfactory Community Reinvestment Act rating.

Peoples Bank is also subject to restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to Peoples or its subsidiaries, investments in the stock or other securities thereof, and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of Peoples and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to Peoples and other subsidiaries.

FEDERAL RESERVE BOARD
---------------------
Peoples is also subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. Peoples' subsidiary bank, Peoples Bank, is subject to restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to Peoples or its subsidiaries, investments in the stock or other securities thereof, and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of Peoples and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to Peoples and other subsidiaries.

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

CAPITAL REQUIREMENTS
--------------------
FEDERAL RESERVE BOARD. The Federal Reserve Board has adopted risk-based capital guidelines for financial holding companies. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. For further discussion regarding Peoples' risk-based capital requirements, see Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

OFFICE OF THE COMPTROLLER OF CURRENCY. National bank subsidiaries, such as Peoples Bank, are subject to similar capital requirements adopted by the Comptroller of the Currency.

LIMITS ON DIVIDENDS
-------------------
Peoples' ability to pay dividends depends largely on the amount of dividends declared by Peoples Bank and Peoples' other subsidiaries. However, the Federal Reserve Board expects Peoples to serve as a source of strength to Peoples Bank and may require Peoples to retain capital for further investment in Peoples Bank, rather than pay dividends to its shareholders. Since Peoples is a financial holding company, Peoples Bank is required to maintain capital sufficient to meet the "well capitalized" standard set by the regulators and will be able to pay dividends only so long as its capital continues to exceed these levels. Peoples Bank is also limited in the total amount of dividends it may pay in any year without prior approval from the Office of the Comptroller of Currency. For further discussion regarding regulatory restrictions on dividends, see Note 13 of the Notes to the Consolidated Financial Statements included in
Item 8 of this Form 10-K.

Peoples or Peoples Bank may decide to limit the payment of dividends, even when the legal ability to pay them exists, in order to retain earnings for use in Peoples Bank's business. Additionally, Peoples has established two trust subsidiaries to issue preferred securities. If Peoples suspends interest payments relating to the trust preferred securities issued by either of the two trust subsidiaries, Peoples will be prohibited from paying dividends on its common shares. For further discussion regarding Peoples' trust subsidiaries, see
Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

FEDERAL AND STATE LAWS
----------------------
Peoples Bank is subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of Peoples Bank to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent Peoples Bank lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas.

RECENT LEGISLATION
------------------
On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws. The proposed changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently.

The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act. Further, the Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC, securities exchanges and the NASDAQ Stock Market to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. Given the extensive SEC role in implementing rules relating to many of the Sarbanes-Oxley Act's new requirements, the final scope of these requirements remains to be determined.

This Sarbanes-Oxley Act addresses, among other matters: audit committees; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers (excluding Federally insured financial institutions); expedited filing requirements for stock transaction reports by officers and directors; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

Management has instituted a series of actions to strengthen and improve Peoples already strong corporate governance practices. Included in those actions was the formation a new Disclosure Committee for Financial Reporting (the "DCFR"), to evaluate and monitor the continued effectiveness of the design and operation of disclosure controls for financial reporting. The DCFR consists of key members of executive management as well as senior professional supporting staff from the Legal Department, Audit Department and Controller. The DCFR complements Peoples' longstanding committee structure and process, which has consistently provided an invaluable tool for communication of disclosure information. Each key element of operation is subject to oversight by a committee to insure proper administration, risk management and an up-streaming of critical management information and disclosures to finance and control, executive management and the board of directors. The DCFR agenda is designed to capture information from all segments of the business. It is believed that the addition of these new processes has brought with it a broader and more in depth analysis to Peoples' already effective and detailed disclosure process. These more recent additions to the process are expected to enhance Peoples' overall disclosure control environment.


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


STATISTICAL FINANCIAL INFORMATION REGARDING PEOPLES
---------------------------------------------------
The following listing of statistical financial information provides comparative data for Peoples over the past three and five years, as appropriate. These tables should be read in conjunction with Item 7 of this Form 10-K ("Management's Discussion and Analysis of Financial Condition and Results of Operation") and the Consolidated Financial Statements of Peoples and its subsidiaries found at pages 36 through 59 of this Form 10-K. Loan Portfolio
Analysis:


                                    (Dollars in Thousands)     2002        2001        2000        1999       1998
Year-end balances:
   Commercial, financial and agricultural                  $   392,528 $   343,800 $   310,558 $   272,219 $  212,530
   Real estate, mortgage                                       331,948     295,944     283,323     252,427    233,550
   Real estate, construction                                    16,231      14,530      20,267      14,067     10,307
   Consumer                                                    103,635     111,912     115,913     114,412    104,718
   Credit card                                                   6,549       6,670       6,904       6,708      6,812
----------------------------------------------------------------------------------------------------------------------
         Total                                             $   850,891 $   772,856 $   736,965 $   659,833 $  567,917
======================================================================================================================
Average total loans                                            824,733     753,777     698,144     603,922    532,711
Average allowance for loan losses                              (12,779)    (12,164)    (10,979)    (10,121)    (9,134)
======================================================================================================================
   Average loans, net of allowance                         $   811,954 $   741,613 $   687,165 $   593,801 $  523,577
----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses:
Allowance for loan losses, January 1                       $    12,357 $    10,930 $    10,264 $     9,509 $    8,356
Allowance for loan losses acquired                                 304         967           -           -          -
Loans charged off:
   Commercial, financial and agricultural                        1,935       1,048         780         306        101
   Real estate                                                     268         154          74          77         46
   Consumer                                                      1,054       1,188       1,018         932      1,220
   Overdrafts                                                      880           -           -           -          -
   Credit card                                                     191         248         189         203        278
----------------------------------------------------------------------------------------------------------------------
         Total                                                   4,328       2,638       2,061       1,518      1,645
----------------------------------------------------------------------------------------------------------------------
Recoveries:
   Commercial, financial and agricultural                           41         124          78          44         55
   Real estate                                                      58           5           2          23         13
   Consumer                                                        387         286         303         304        378
   Overdrafts                                                      175           -           -           -          -
   Credit card                                                      25          24          22          24         27
----------------------------------------------------------------------------------------------------------------------
         Total                                                     686         439         405         395        473
----------------------------------------------------------------------------------------------------------------------
Net charge-offs:
   Commercial, financial and agricultural                        1,894         924         702         262         46
   Real estate                                                     210         149          72          54         33
   Consumer                                                        667         902         715         628        842
   Overdrafts                                                      705           -           -           -          -
   Credit card                                                     166         224         167         179        251
----------------------------------------------------------------------------------------------------------------------
         Total                                                   3,642       2,199       1,656       1,123      1,172
----------------------------------------------------------------------------------------------------------------------
Provision for loan losses, December 31                           4,067       2,659       2,322       1,878      2,325
----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, December 31                     $    13,086 $    12,357 $    10,930 $    10,264 $    9,509
======================================================================================================================
Ratio of net charge-offs to average total loans:
   Commercial                                                     0.23%       0.12%       0.10%       0.04%      0.01%
   Real estate                                                    0.03        0.02        0.01        0.01       0.01
   Consumer                                                       0.07        0.12        0.10        0.11       0.16
   Overdrafts                                                     0.09           -           -           -          -
   Credit card                                                    0.02        0.03        0.02        0.03       0.04
----------------------------------------------------------------------------------------------------------------------
         Total                                                    0.44%       0.29%       0.23%       0.19%      0.22%
======================================================================================================================
 Percent of loans to total loans at December 31:
    Commercial                                                    46.1%       44.5%       42.1%       41.3%      37.4%
    Real estate, mortgage                                         39.0        38.3        38.4        38.3       41.1
    Real estate, construction                                      1.9         1.9         2.8         2.1        1.9
    Consumer                                                      12.2        14.5        15.8        17.3       18.4
    Credit card                                                    0.8         0.8         0.9         1.0        1.2
 ---------------------------------------------------------------------------------------------------------------------
               Total                                             100.0%      100.0%      100.0%      100.0%     100.0%
======================================================================================================================
Allocation of allowance for loan losses at December 31:
   Commercial                                              $     8,846 $     7,950 $     5,992 $     5,164 $    3,757
   Real estate                                                   1,617       1,602       1,112       1,557      1,453
   Consumer                                                      2,075       2,447       2,701       2,161      2,556
   Overdrafts                                                      206           -           -           -          -
   Credit card                                                     342         358         432         434        628
   General risk                                                      -           -         693         948      1,115
----------------------------------------------------------------------------------------------------------------------
         Total                                             $    13,086 $    12,357 $    10,930 $    10,264 $    9,509
======================================================================================================================
Nonperforming assets:
   Loans 90+ days past due                                 $       407 $       686 $       344 $       249 $      495
   Renegotiated loans                                            2,439         425         518         747        392
   Nonaccrual loans                                              4,617       4,380       4,280       1,109        687
----------------------------------------------------------------------------------------------------------------------
         Total nonperforming loans                               7,463       5,491       5,142       2,105      1,574
   Other real estate owned                                         148         181          86         207        396
----------------------------------------------------------------------------------------------------------------------
         Total nonperforming assets                        $     7,611 $     5,672 $     5,228 $     2,312 $    1,970
======================================================================================================================
Nonperforming loans as a percent of total loans                   0.88%       0.71%       0.70%       0.32%      0.28%
======================================================================================================================
Nonperforming assets as a percent of total assets                 0.55%       0.48%       0.46%       0.21%      0.22%
======================================================================================================================
Allowance for loan losses as a percent of total loans             1.54%       1.60%       1.48%       1.56%      1.67%
======================================================================================================================
Allowance for loan losses as a percent of nonperforming
loans                                                            175.3%      225.0%      212.6%      487.6%     604.1%
======================================================================================================================

Interest income on nonaccrual and renegotiated loans that would have been recorded under the original terms of the loans for 2002, 2001 and 2000 was $632 ($23 was actually recorded), $328 ($9 was actually recorded) and $204 ($32 was actually recorded), respectively.


Loan Maturities at December 31, 2002:
                                                                   Due in
(Dollars in Thousands)                         Due in              One Year              Due
                                              One Year             Through              After
Loan Type                                     Or Less             Five Years          Five Years            Total
Commercial loans:
     Fixed                               $        15,226      $        54,866     $        10,819     $        80,911
     Variable                                     68,908               80,923             161,786             311,617
----------------------------------------------------------------------------------------------------------------------
                                                  84,134              135,789             172,605             392,528
======================================================================================================================
Real estate loans:
     Fixed                                        33,444               72,294              33,232             138,970
     Variable                                     80,557               67,023              61,629             209,209
----------------------------------------------------------------------------------------------------------------------
                                                 114,001              139,317              94,861             348,179
======================================================================================================================
Consumer loans:
     Fixed                                        35,105               63,225               3,431             101,761
     Variable                                      7,667                  617                 139               8,423
----------------------------------------------------------------------------------------------------------------------
                                                  42,772               63,842               3,570             110,184
======================================================================================================================
         Total                           $       240,907      $       338,948     $       271,036     $       850,891
======================================================================================================================


Maturities of Certificates of Deposit $100,000 or More:

(Dollars in Thousands)        2002       2001       2000       1999        1998
Under 3 months           $  11,559  $  15,478  $  17,430  $  12,261   $  19,121
3 to 6 months               23,793     25,279      6,871      8,275      14,335
6 to 12 months               9,277      7,515     16,639     23,174       9,189
Over 12 months              50,181     28,270     24,209     11,872       9,262
--------------------------------------------------------------------------------
         Total           $  94,810  $  76,542  $  65,149  $  55,582      51,907
================================================================================


Average Balances and Analysis of Net Interest Income:

  (Dollars in Thousands)                2002                              2001                             2000
                           Average     Income/   Yield/      Average     Income/  Yield/      Average     Income/  Yield/
                           Balance     Expense    Rate       Balance     Expense   Rate       Balance     Expense   Rate
                        ---------------------------------------------------------------------------------------------------
  Securities (1):
  Taxable               $    298,850 $   17,615    5.89%  $   279,546  $   18,526   6.63%   $   290,728 $   20,031   6.89%
  Nontaxable (2)              62,561      4,349    6.95%       39,461       2,800   7.09%        34,927      2,641   7.56%
                        ------------- ---------- -------- ------------ ----------- -------  ------------ ------------------
       Total                 361,411     21,964    6.08%      319,007      21,326   6.68%       325,655     22,672   6.96%
                        ------------- ---------- -------- ------------ ----------- -------  ------------ ------------------
  Loans (3) (4):
  Commercial                 386,812     26,620    6.88%      334,043      27,527   8.24%       299,313     27,591   9.22%
  Real estate                322,627     24,365    7.55%      296,908      24,713   8.32%       274,668     22,828   8.31%
  Consumer                   115,292     11,527   10.00%      122,826      12,994  10.58%       124,163     13,044  10.51%
  Valuation reserve         (12,779)                         (12,164)                          (10,979)
                        ------------- ---------- -------- ------------ ----------- -------  ------------ ------------------
       Total                 811,952     62,512    7.70%      741,613      65,234   8.80%       687,165     63,463   9.09%
                        ------------- ---------- -------- ------------ ----------- -------  ------------ ------------------
  Short-term Investments:
  Interest-bearing             2,041         28    1.35%        2,472          91   3.69%           479         22   4.59%
  deposits
  Federal funds sold           5,294         75    1.43%       13,499         544   4.03%           142          8   5.63%
                        ------------- ---------- -------- ------------ ----------- -------  ------------ ------------------
       Total                   7,335        103    1.42%       15,971         635   3.98%           621         30   4.83%
                        ------------- ---------- -------- ------------ ----------- -------  ------------ ------------------
       Total earning       1,180,698     84,579    7.16%    1,076,591      87,195   8.10%     1,013,441     86,165   8.50%
  assets
  Other assets               107,623                           86,283                            77,103
                        -------------                     ------------                      ------------
       Total assets     $  1,288,321                      $ 1,162,874                       $ 1,090,544
                        =============                     ============                      ============
  Deposits:
  Savings               $    116,512 $    1,731    1.49%  $    77,543  $    1,432   1.85%   $    83,246 $    1,964   2.36%
  Interest-bearing demand    279,407      4,481    1.60%      275,331       8,768   3.18%       234,311     10,193   4.35%
  Time                       393,676     15,945    4.05%      370,704      21,881   5.90%       341,020     19,102   5.60%
                        ------------- ---------- -------- ------------ ----------- -------  ------------ ------------------
       Total                 789,595     22,157    2.81%      723,578      32,081   4.43%       658,577     31,259   4.75%
                        ------------- ---------- -------- ------------ ----------- -------  ------------ ------------------
  Borrowed Funds:
  Short-term                  44,866        864    1.93%       71,504       3,241   4.53%        99,324      6,162   6.20%
  Long-term                  209,295      9,948    4.75%      151,804       7,652   5.04%       144,018      7,418   5.15%
                        ------------- ---------- -------- ------------ ----------- -------  ------------ ------------------
       Total                 254,161     10,812    4.25%      223,308      10,893   4.88%       243,342     13,580   5.58%
                        ------------- ---------- -------- ------------ ----------- -------  ------------ ------------------
  Total interest-bearing
       liabilities         1,043,756     32,969    3.16%      946,886      42,974   4.54%       901,919     44,839   4.97%
                        ------------- ---------- -------- ------------ ----------- -------  ------------ ------------------
  Non-interest bearing
       demand deposits       100,740                           87,503                            81,205
  Other liabilities           37,800                           37,796                            32,829
                        -------------                     ------------                      ------------

       Total liabilities   1,182,296                        1,072,185                         1,015,953
       Stockholders'
       equity                106,025                           90,689                            74,591
                        -------------                     ------------                      ------------
      Total liabilities
      and stockholders'
      equity            $  1,288,321                      $ 1,162,874                       $ 1,090,544
                        ============                      ===========                       ===========
  Interest rate spread               $   51,610    4.00%               $   44,221   3.56%               $   41,326   3.53%
                                      ========== --------              ========== --------              ========== --------
  Interest income/earning assets                   7.16%                            8.10%                            8.50%
  Interest expense/earning assets                  2.79%                            3.99%                            4.42%
                                                 --------                         --------                         --------
      Net yield on earning assets (net interest    4.37%                            4.11%                            4.08%
                                        margin)  ========                         ========                         ========

(1)  Average balances of investment securities based on carrying value.
(2) Computed on a fully tax equivalent basis using a tax rate of 35%. Interest income was increased by $1,612; $1,087 and $1,036 for 2002; 2001 and 2000,
     respectively, for the impact of the tax equivalent adjustment.
(3) Nonaccrual and impaired loans are included in the average balances listed. Related interest income on nonaccrual loans prior to the loan being put on nonaccrual is included in loan interest income.
(4) Loan fees included in interest income for 2002, 2001 and 2000 were $711, $706 and $708, respectively.


Rate Volume Analysis:
(Dollars in Thousands)
                                         Change from 2001 to 2002 (1)                   Change from 2000 to 2001 (1)
Increase (decrease) in:                Volume         Rate          Total             Volume         Rate          Total
---------------------------------------------------------------------------------------------------------------------------
Investment income: (2)
  Taxable                          $      1,225  $    (2,136)  $      (911)       $      (756)  $      (749)  $    (1,505)
  Nontaxable                              1,607          (58)        1,549                328          (169)          159
---------------------------------------------------------------------------------------------------------------------------
       Total                              2,832       (2,194)          638               (428)         (918)       (1,346)
===========================================================================================================================
Loan Income:
  Commercial                              3,997       (4,904)         (907)             3,024        (3,088)          (64)
  Real estate                             2,045       (2,393)         (348)             1,851            34         1,885
  Consumer                                 (693)        (774)       (1,467)              (141)           91           (50)
---------------------------------------------------------------------------------------------------------------------------
       Total                              5,349       (8,071)       (2,722)             4,734        (2,963)        1,771
---------------------------------------------------------------------------------------------------------------------------
Short-term investments                     (241)        (291)         (532)               613            (8)          605
---------------------------------------------------------------------------------------------------------------------------
       Total interest income              7,940      (10,556)       (2,616)             4,919        (3,889)         1,030
---------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Savings deposits                          618         (319)          299               (127)         (405)         (532)
  Interest-bearing demand
  deposits                                  128       (4,415)       (4,287)             1,595        (3,020)       (1,425)
  Time deposits                           1,286       (7,222)       (5,936)             1,718         1,061         2,779
  Short-term borrowings                   (935)       (1,442)       (2,377)            (1,489)       (1,432)       (2,921)
  Long-term borrowings                    2,754         (458)        2,296                395          (161)          234
---------------------------------------------------------------------------------------------------------------------------
       Total interest expense             3,851      (13,856)      (10,005)             2,092        (3,957)       (1,865)
===========================================================================================================================
                                   $      4,089  $     3,300   $     7,389       $      2,827  $         68  $      2,895
===========================================================================================================================


(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the dollar amounts of the change in each.

(2) Presented on a fully tax equivalent basis.





ITEM 2.  PROPERTIES
-------------------

Peoples' sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property. Peoples Bank operates offices in Marietta (4 offices), Belpre (2 offices), Lowell, Lower Salem, Reno, Nelsonville (2 offices), Athens (3 offices), The Plains, Middleport, Rutland, Pomeroy (2 offices), Gallipolis, Cambridge (2 offices), Byesville, Quaker City, Flushing, Caldwell, Chesterhill, McConnelsville, Baltimore, Lancaster and Granville, Ohio. In West Virginia, Peoples operates offices in Huntington, Parkersburg (3 offices), Vienna, Point Pleasant (2 offices), New Martinsville (2 offices) and Steelton. Office locations in Kentucky include Catlettsburg, Grayson, Ashland and Russell.

Of the 45 banking offices, 11 are leased and the rest are owned. Rent expense on the leased properties totaled $279,000 in 2002. The following are the only properties that have a lease expiring on or before June 2004:


Location                           Address                                 Lease Expiration Date
---------------------------------  ------------------------------------    ---------------------
Lancaster Loan Production Office   117 West Main St, Suite 206             October 2003
                                   Lancaster Ohio

Kroger Office                      Washington Square                       March 2004 (a)
                                   Marietta, Ohio

New Martinsville Wal-Mart Office   1142 South Bridge Street                March 2004 (a)
                                   New Martinsville, West Virginia

Parkersburg Office                 2107 Pike Street                        April 2004 (a)
                                   Parkersburg West Virginia

(a) Date represents the ending date of the current lease period. However, Peoples has the option to renew the lease for another five-year period under the terms of the lease agreement.

Additional information concerning the property and equipment owned or leased by Peoples and its subsidiaries is incorporated herein by reference from Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

Thereare no pending legal proceedings to which Peoples or any of its subsidiaries is a party or to which any of their property is subject other than ordinary routine litigation to which Peoples' subsidiaries are parties incidental to their respective businesses. Peoples considers none of such proceedings to be material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------

Pursuant to General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following information regarding Peoples' executive officers is included as an unnumbered item in Part I of this Form 10-K in lieu of being included in the Peoples' definitive Proxy Statement relating to Peoples' Annual Meeting of Shareholders to be held April 10, 2003 ("Peoples' 2003 Definitive Proxy Statement"). In addition to Robert E. Evans, Chief Executive Officer, and Mark F. Bradley, Executive Vice President/Chief Integration Officer, who are included in Peoples' 2003 Definitive Proxy Statement under "Election of Directors", the Executive Officers of Peoples are as follows:

    Name                    Age  Position
    David B. Baker          56   Executive Vice President
    John (Jack) W. Conlon   57   Chief Financial Officer and Treasurer
    Larry E. Holdren        55   Executive Vice President
    Carol A. Schneeberger   46   Executive Vice President/Operations
    Joseph S. Yazombek      48   Executive Vice President/Chief Lending Officer


Mr. Baker became Executive Vice President of Peoples in February 1999. In February 2000, Mr. Baker was appointed President of Peoples Bank's Investment and Insurance Services (now known as Peoples Financial Advisors). Mr. Baker previously served as President of Peoples Bank's Investment and Business Division, beginning January 1998, and President of the Investment and Trust Division of Peoples Bank, a position he held between 1991 and 1998. Mr. Baker has held various positions in the Investment and Trust Division for Peoples Bank since 1974.

Mr. Conlon has been Chief Financial Officer of Peoples since April 1991. He became Treasurer of Peoples in April 1999. He has also served as Peoples Bank's Chief Financial Officer since 1991 and Treasurer since 1985. Between 1982 and 1985, Mr. Conlon served as Controller of Peoples Bank.

Mr. Holdren became Executive Vice President of Peoples in February 1999. He has also been President of the Retail and Banking Division for Peoples Bank since January 1998. Between 1987 and 1998, Mr. Holdren served as Executive Vice President/Director of Human Resources for Peoples Bank.

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

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.
------------------------------------------------------------------------

Peoples' common shares are traded on The NASDAQ National Market under the symbol PEBO and at December 31, 2002, Peoples had 1,277 stockholders of record. The table presented below provides the high and low bids for the indicated periods and the cash dividends declared, with respect to Peoples' common shares. Bid information has been obtained directly from The NASDAQ National Market. All per share information has been retroactively adjusted for a 10% stock dividend issued June 28, 2002.

Quarterly Market and Dividend Information

                                              PER SHARE
                                                                Dividends
                             High Bid          Low Bid           Declared
2002
Fourth Quarter             $     30.00      $     22.86      $        0.150
Third Quarter                    31.63            23.00               0.150
Second Quarter                   30.00            21.91               0.150
First Quarter                    22.41            16.59               0.136

----------------------------------------------------------------------------

2001
Fourth Quarter             $     18.41      $     13.82      $        0.136
Third Quarter                    21.09            15.74               0.136
Second Quarter                   16.41            14.05               0.124
First Quarter                    16.79            12.60               0.116

----------------------------------------------------------------------------

2000
Fourth Quarter             $     12.60      $      9.92      $        0.116
Third Quarter                    12.60            10.74               0.116
Second Quarter                   14.88            10.74               0.116
First Quarter                    16.34            13.02               0.116

----------------------------------------------------------------------------

Peoples plans to continue to pay quarterly cash dividends, subject to certain regulatory restrictions described in Note 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K, as well as the "Limits on Dividends" section under Item 1 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------
The information below has been derived from Peoples' Consolidated Financial Statements.

(Dollars in Thousands, except Per Share Data)           2002           2001           2000           1999           1998
Operating Data For the year ended:
Total interest income                               $    82,968   $     86,107   $     85,129   $     72,346   $     63,645
Total interest expense                                   32,970         42,974         44,839         34,258         30,497
Net interest income                                      49,998         43,133         40,290         38,088         33,148
Provision for loan losses                                 4,067          2,659          2,322          1,878          2,325
Gains (losses) on securities transactions                   216             29             10          (104)            418
Other income exclusive of securities transactions        15,020         10,621          8,900          7,478          6,806
Goodwill and other intangible asset amortization            646          2,347          2,284          2,639          2,093
Other expense                                            35,321         31,065         28,760         25,403         21,169
Net income                                               18,752   $     12,335   $     11,126   $     10,718   $     10,045

------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data
At year end:
Total assets                                        $ 1,394,361   $  1,193,966   $  1,135,834   $  1,075,450   $    880,284
Total intangible assets                                  30,738         17,010         17,848         20,154         22,117
Investment securities                                   412,100        330,364        330,521        328,306        235,569
Net loans                                               837,805        760,499        726,035        649,569        558,408
Total deposits                                          955,877        814,368        757,621        728,207        714,168
Long-term borrowings                                    203,829        192,448        138,511        150,338         40,664
Guaranteed preferred beneficial interest in
     junior subordinated debentures                      29,090         29,056         29,021         28,986              -
Stockholders' equity                                    147,183         93,854         83,194         72,874         86,014
Tangible assets (1)                                 $ 1,363,623      1,176,956      1,117,986      1,055,296        858,167
Tangible equity (2)                                     116,445   $     76,844   $     65,346   $     52,720   $     63,897

------------------------------------------------------------------------------------------------------------------------------

Significant Ratios
Return on average assets                                   1.46 %         1.06 %         1.02 %         1.09 %         1.20 %
Return on average stockholders' equity                    17.69          13.60          14.92          13.27          12.21
Net interest margin (3)                                    4.37           4.11           4.08           4.35           4.47
Non-interest income leverage ratio (4)                    42.73          34.53          31.32          29.92          32.20
Efficiency ratio (5)                                      52.95          56.53          57.14          54.11          50.38
Average stockholders' equity to average assets             8.23           7.80           6.84           8.20           9.90
Average loans to average deposits                         92.63          92.93          94.37          85.12          80.88
Allowance for loan losses to total loans                   1.54           1.60           1.48           1.56           1.67
Risk-based capital ratio                                  16.79          14.21          14.21          14.30          11.95
Dividend payout ratio                                     24.91 %        33.08 %        33.06 %        31.78 %        30.38 %

------------------------------------------------------------------------------------------------------------------------------

Per Share Data(6)
Net income per share - Basic                        $      2.36   $       1.56   $       1.41   $       1.29   $       1.19
Net income per share - Diluted                             2.30           1.54           1.39           1.26           1.16
Cash dividends paid                                        0.59           0.51           0.46           0.41           0.36
Book value at end of period                               15.72          12.00          10.59           9.14          10.24
Tangible book value at end of period (7)            $     12.44   $       9.82   $       8.32   $       6.61   $       7.61
Weighted average shares outstanding:
     Basic                                            7,932,485      7,882,890      7,893,808      8,283,746      8,440,947
     Diluted                                          8,150,087      8,003,593      7,986,194      8,498,944      8,695,806

Common shares outstanding at end of period:           9,361,871      7,822,014      7,852,502      7,971,156      8,401,177
==============================================================================================================================

(1)  Total assets less goodwill and other intangible assets.

(2)  Total stockholders' equity less goodwill and other intangible assets.

(3)  Fully-tax equivalent net interest income divided by average earning assets.

(4) Non-interest income (less securities and asset disposal gains) as a percentage of non-interest expense (less intangible amortization).

(5) Non-interest expense (less intangible amortization) as a percentage of fully-tax equivalent net interest income plus non-interest income.

(6)  Adjusted for all stock dividends and splits.

(7) Tangible book value per share reflects capital calculated for banking regulatory requirements and excludes balance sheet impact of intangible assets acquired through purchase accounting for acquisitions.


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

Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency. Peoples Bank offers complete financial products and services through 45 financial service locations and 30 ATMs in Ohio, West Virginia, and Kentucky. Peoples Bank's e-banking service, Peoples OnLine Connection, can be found on the Internet at www.peoplesbancorp.com (this uniform resource locator (URL) is an inactive, textual reference only). Peoples Bank provides an array of financial products and services to customers that include traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. Peoples Insurance offers investment and insurance products. Peoples provides services through ordinary walk-in offices and automobile drive-in facilities, automated teller machines, banking by phone, and the Internet.

Peoples Bank also makes available other financial services through Peoples Financial Advisors, which provides customer-tailored solutions for fiduciary needs, investment alternatives, financial planning, retirement plans, and other asset management needs. Brokerage services are offered exclusively through Raymond James Financial Services, member NASD/SIPC and an independent broker/dealer, located at Peoples Bank offices.

Peoples Investment Company and Peoples Capital Corporation were formed in late 2001 to allow management to better deploy investable funds and provide new opportunities to make investments, including, but not limited to, low-income housing tax credit funds, that are either limited or restricted at the bank level.

This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and footnotes, as well as the ratios and statistics, contained elsewhere in this Form 10-K.

References will be found in this Form 10-K to the following transactions that have impacted or will impact Peoples' results of operations:

     o As discussed in Note 15 of the Notes to the Consolidated Financial Statements, Peoples has signed a definitive agreement and plan of merger with Kentucky Bancshares Incorporated ("Kentucky Bancshares"), the holding company of Kentucky Bank & Trust, providing for the acquisition of Kentucky Bancshares by Peoples. In addition, Peoples completed the acquisition of a banking center in Malta, Ohio, on October 4, 2002, and First Colony Bancshares, Inc. ("First Colony"), the holding company of The Guernsey Bank, f.s.b., a federal savings bank based in Cambridge, Ohio, on June 14, 2002.

     o On December 19, 2002, Peoples completed the sale of 1,440,000 common shares through a firm commitment underwritten offering (the "Common Stock Offering"). On January 3, 2003, Peoples sold an additional 216,000 common shares in conjunction with the option granted to the underwriters to cover over-allotments. The Common Stock Offering and the additional common shares sold to cover over-allotments generated new capital totaling $36.9 million after offering expenses. In early 2003, Peoples used $16 million of the net proceeds to increase Peoples Bank's capital position. Peoples intends to use the remaining net proceeds for general corporate purposes, which may include the repayment of outstanding indebtedness, mergers, acquisitions and other strategic investments.

     o On April 10, 2002, Peoples issued $7.0 million of LIBOR based floating rate trust preferred securities through PEBO Capital Trust II (a newly-formed subsidiary), which participated in a pooled offering. PEBO Capital Trust II used the proceeds from the issuance to purchase floating rate junior subordinated debit securities due April 22, 2032 (the "Debentures"). Peoples has used the net proceeds from the sale of the Debentures for general corporate purposes and management of corporate liquidity.

The impact of these transactions, where significant, is discussed in the applicable sections of this Management's Discussion and Analysis.


CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of Peoples conform to accounting principles generally accepted in the United States ("US GAAP") and to general practices within the banking industry. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of Peoples' significant accounting policies can be found in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples' consolidated financial statements and management's discussion and analysis.

INCOME RECOGNITION
Peoples recognizes interest income by methods that conform to general accounting practices within the banking industry. In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, Peoples discontinues the accrual of interest and any previously accrued interest recognized in income deemed uncollectible is reversed if accrued in the current year or charged against the allowance for loan losses if accrued in the prior year. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. A nonaccrual loan is restored to accrual status when it is brought current, has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer in doubt.

ALLOWANCE FOR LOAN LOSSES
In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. Peoples maintains an allowance for loan losses to absorb probable losses in the loan portfolio based on a quarterly analysis of the portfolio and expected future losses. This formal analysis determines an appropriate level and allocation of the allowance for loan losses among loan types by considering factors affecting loan losses, including specific losses, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. Management continually monitors the loan portfolio through its Loan Review Department and Loan Loss Committee to evaluate the adequacy of the allowance. Ultimately, Peoples records a provision for loan losses to maintain the allowance at an adequate level. The provision expense could increase or decrease each quarter based upon the results of management's formal analysis.

The amount of the allowance for the various loan types represents management's estimate of expected losses from existing loans based upon specific allocations for individual lending relationships and historical loss experience for each category of homogeneous loans. The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation requires management to make estimates of the amounts and timing of future cash flows on impaired loans, which consists primarily of non-accrual and restructured loans.

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized are based upon past loss experience, trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, credit cards, personal loans, etc.) are collectively evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each particular lending market. Consistent with the evaluation of allowances for homogenous loans, allowances relating to the Overdraft Privilege program are based upon management's monthly analysis of accounts in the program. This analysis considers factors that could affect future losses on existing accounts, including historical loss experience and length of overdraft.

There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses was adequate at December 31, 2002. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which Peoples could experience increases in problem assets, delinquencies and losses on loans.

INVESTMENT SECURITIES
Investment securities are recorded at cost, which includes premiums and discounts if purchased at other than par or face value. Peoples amortizes premiums and discounts as an adjustment to interest income using the effective interest method over the estimated life of the security. The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method.

Management determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that Peoples has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to Peoples' liquidity needs, changes in market interest rates, and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses reported in stockholders' equity as a separate component of other comprehensive income, net of applicable deferred income taxes.

Peoples classifies its entire investment portfolio as available-for-sale. As a result, both the investment and equity sections of Peoples' balance sheet are more sensitive to changes in the overall market value of the investment portfolio, in response to changes in market interest rates, investor confidence and other factors affecting marketing values, than if the investment portfolio was classified as held-to-maturity.

Management systematically evaluates investment securities for other than temporary declines in fair value on a quarterly basis. Declines in fair value of individual investment securities below their amortized cost that are deemed to be other than temporary will be written down to current market value and included in earnings as realized losses. There were no investment securities which management identified to be other-than-temporarily impaired for the year ended December 31, 2002. If the financial markets experience deterioration and investments decline in fair value, charges to income could occur in future periods.

GOODWILL AND OTHER INTANGIBLE ASSETS
Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"), establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. In addition, Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS 147"), establishes standards for unidentifiable intangible assets acquired specifically in branch purchases that qualify as business combinations. At December 31, 2002, Peoples had $5.2 million of core deposit intangible assets, which is subject to amortization, and $25.5 million in goodwill, which is not subject to periodic amortization.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Peoples' goodwill relates to value inherent in the banking business and the value is dependent upon Peoples' ability to provide quality, cost effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

Under US GAAP in effect through December 31, 2001, Peoples amortized goodwill on a straight-line basis over periods ranging from ten to fifteen years. Effective January 1, 2002, Peoples was no longer required to amortize previously recorded goodwill as a result of adopting SFAS 142 and SFAS 147.

Peoples has performed the transitional impairment tests on its goodwill assets and has concluded the recorded value of goodwill was not impaired as of December 31, 2002. There are many assumptions and estimates underlying the determination of impairment. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude impairment indicators exist and Peoples' goodwill is impaired, which would result in Peoples' recording an impairment loss. Any resulting impairment loss could have a material adverse impact on Peoples' financial condition and results of operations.



OVERVIEW OF THE INCOME STATEMENT
Peoples' net income totaled $18,752,000 in 2002, up $6,417,000 (or 52%) compared to $12,335,000 last year. Diluted earnings per share improved to $2.30 in 2002 from $1.54 for the prior year, an increase of $0.76 (or 49%). In 2002, Peoples' earnings increased as a result of strong net interest income and enhanced non-interest income, which increased $6,865,000 and $4,586,000, respectively. Return on average equity was 17.69% in 2002 versus 13.60% in 2001 while return on average assets was 1.46% and 1.06% for the same periods, respectively.

Reported net income for the year ended December 31, 2002, reflects the adoption of SFAS 142, on January 1, 2002, and SFAS 147, which is effective retroactive to January 1, 2002, whereby goodwill is no longer amortized but will be subject to annual impairment tests. Earnings per diluted share would have been $1.72 in 2001 excluding goodwill amortization of $1,846,000 that would not have been recorded had SFAS 142 and 147 been in effect. On a comparative basis without goodwill amortization, net income per diluted share increased 34% in 2002 compared to 2001.

Net income was also positively impacted by Peoples' purchase of $7.0 million of trust preferred securities issued by PEBO Capital Trust I, at a discount in the first quarter, which resulted in an extraordinary gain of $631,000 (or $410,000 after tax) and reduced trust preferred expense by $541,000 compared to 2001. Excluding the extraordinary gain, income grew 49% from last year, to $18,342,000, or $2.25 per diluted share in 2002.

Net interest income grew 16% in 2002, totaling $49,998,000 compared to $43,133,000 in 2001, largely the result of very low market interest rates during the year. Non-interest income was $15,236,000 in 2002 versus $10,650,000 a year ago, a 43% increase. Enhanced non-interest income in 2002 is primarily the result of higher levels of deposit service charge income, while non-interest income in the fourth quarter of 2001 was enhanced by non-recurring income of $877,000 relating to a demutualization. For the year-ended December 31, 2002, non-interest expense totaled $35,967,000 compared to $33,412,000 in 2001, as increased operating expenses were partially offset by reduced intangible amortization expense due to new accounting rules that resulted in Peoples ceasing amortization of all goodwill.


INTEREST INCOME AND EXPENSE
Peoples derives a majority of its interest income from loans and investment securities and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue. Management periodically adjusts the mix of assets and liabilities in an attempt to manage and improve net interest income; however, factors that influence market interest rates, such as interest rate changes by the Federal Reserve Open Market Committee and Peoples' competitors, may have a greater impact on net interest income than those adjustments made by management. Consequently, a volatile rate environment can make it extremely difficult to manage net interest margin and income, let alone predict future changes.

In 2002, net interest income totaled $49,998,000 compared to $43,133,000 in 2001, an increase of $6,865,000 (or 16%). Total interest income was down $3,139,000 (or 4%) in 2002 to $82,968,000, from $86,107,000 a year ago. Interest expense decreased $10,004,000 (or 23%), totaling $32,970,000 versus 2001's $42,974,000. The low interest rate environment in 2002 afforded management opportunities to lower Peoples' costs of funds more than the declines experienced in asset yields, while a modest growth in earning assets, due in part to First Colony acquisition, provided additional improvement in net interest income.

Included in interest income is tax-exempt income derived from loans to and investments issued by states and political subdivisions. Since these revenues are not taxed, management believes it is more meaningful to analyze net interest income on a fully-tax equivalent ("FTE") basis, which adjusts interest income by converting tax-exempt income to the pre-tax equivalent of taxable income using a tax rate of 35%. In 2002, interest income was increased by $1,612,000 for the impact of the tax-equivalent adjustment, resulting in FTE net interest income of $51,610,000, up $7,389,000 (or 17%) from $44,221,000 in 2001. The FTE yield on
Peoples' earning assets was 7.16% for the year ended December 31, 2002, versus 8.10% for the same period last year, while the cost of interest-bearing liabilities was 3.16% and 4.54% for the same periods, respectively.

Net interest margin (calculated by dividing FTE net interest income by average interest-earning assets) serves as an important measurement of the net revenue stream generated by the mix and pricing of Peoples' earning assets and interest-bearing liabilities. In 2002, net interest margin was 4.37% versus 4.11% a year ago. While market interest rates remained at very low levels throughout 2002, management's focus on securing longer-term funding to lock in low rates, coupled with continued demand for lower loan rates, compressed net interest margin in the second half of 2002. In the fourth quarter of 2002, net interest margin was 4.05% compared to 4.42% in the prior quarter and 4.30% in the fourth quarter of 2001. Net interest margin in the fourth quarter of 2002 was also adversely impacted by additional net premium amortization of approximately $120,000 on mortgage-backed securities due to increased prepayment speeds; an interest reversal of approximately $105,000 due to an incorrect accrual on a business loan; and net premium amortization of approximately $80,000 on loans acquired in the First Colony acquisition.

Earning assets averaged $1.18 billion in 2002, up $104.1 million (or 10%) compared to $1.08 billion last year. Loans accounted for the largest portion of earning assets, averaging $812.0 million for the year ended December 31, 2002, compared to average loans of $741.6 million in 2001. Loans acquired in the First Colony acquisition accounted for a majority of the loan growth from a year ago. Investment securities averaged $361.4 million in 2002 compared to $319.0 million a year ago, as management grew the investment portfolio during 2002 as part of a plan initiated in late 2001 to return the portfolio, as a percent of earning assets, to pre-2000 levels in anticipation of modest loan growth in 2002. The FTE yield on loans was 7.70% in 2002 compared to 8.80% the prior year, while the FTE yield on investments was 6.08% and 6.68% for the same periods, respectively. Declining yields on both loans and investment securities are a result of lower market interest rates.

Peoples' average interest-bearing liabilities increased $96.9 million (or 10%) to $1.04 billion for the year ended December 31, 2002, from $946.9 million a year ago. Traditional deposits comprise the majority of Peoples' interest-bearing liabilities, averaging $789.6 million in 2002 compared to $723.6 million in 2001, an increase of $66.0 million (or 9%) due in large part to deposits acquired as part of acquisitions. Cost of funds from interest-bearing deposits was 2.81% in 2002, down from 4.43% in 2001. The lower rates paid on interest-bearing deposit accounts were a result of market rates remaining at low levels; however, management competitively priced Peoples' longer-term certificates of deposit as part of a strategy to shift to longer-term funding, which tempered the overall drop in average deposit costs.

While traditional deposits remain the primary source of funds, Peoples routinely utilizes a variety of borrowings as complementary funding sources. Total borrowed funds averaged $254.2 million for the year ended December 31, 2002, up $30.9 million (or 14%) from $223.3 million a year ago. While additional advances from the Federal Home Loan Bank ("FHLB") comprise the majority of this increase, a portion of this increase is also attributable to Peoples obtaining a $17 million loan from an unrelated financial institution to initially fund the First Colony acquisition. The interest cost of Peoples' borrowed funds was 4.25% in 2002, down from 4.88% last year.

Peoples' main sources of borrowed funds are short- and long-term advances from the FHLB. Short-term FHLB advances are primarily variable rate, LIBOR based advances that are used to balance Peoples' daily liquidity needs and may be repaid at any time without a penalty. The long-term FHLB advances consist largely of 10-year borrowings requiring monthly interest payments and principal is due at maturity. The rate on these advances are fixed for initial periods ranging from two to four years, depending on the specific advance. After the initial fixed rate period, the FHLB has the option to convert each advance to a LIBOR based, variable rate advance; however, Peoples may repay the advance, without a penalty, if the FHLB exercises its option.

In 2002, Peoples' short-term FHLB borrowings averaged $12.6 million compared to $33.2 million a year ago and the average cost was 1.82% and 5.00% for the same periods, respectively. Average long-term FHLB borrowings were up $48.4 million (or 32%) compared to 2001, totaling $198.3 million for the year ended December 31, 2002, while the average cost dropped to 4.83% from 5.04%. The increase in long-term FHLB advances was due to management's efforts to secure longer-term funding during this period of low rates. A portion of the new long-term FHLB advances are fixed rate advances that require monthly principal and interest payments and may not be repaid prior to maturity without a penalty. Management intends to continue using a variety of FHLB borrowings to fund asset growth and manage interest rate sensitivity, as deemed appropriate.

Peoples offers cash management services to its business customers, which also provide short-term funding in the form of overnight repurchase agreements. In 2002, overnight repurchase agreements (excluding balances of wholesale market term repurchase agreements) averaged $23.8 million, down from $25.6 million last year. The average rate paid on overnight repurchase agreements was 1.32% in 2002 compared to 3.56% in the prior year, a result of reductions in the market index tied to the pricing of these accounts.

Peoples also periodically accesses national market repurchase agreements to diversify short-term funding sources. In 2002, wholesale market term repurchase agreements averaged $8.4 million at a rate of 3.65%, down from $12.6 million and average rate of 5.28% in 2001. Peoples reduced the amount of wholesale repurchase agreements outstanding due to the availability and attractiveness of other funding sources. Management may access such funding at other times in the future, as deemed appropriate.

In late 2002, management initiated an asset growth strategy to offset the dilutive impact of the Common Stock Offering, thereby leveraging Peoples' increased capital levels ("Leverage Strategy"). This Leverage Strategy caused earning assets, particularly mortgage-backed investment securities, to increase by approximately $260 million in January 2003 compared to year-end 2002. Peoples funded the investment purchases using $187 million of wholesale market repurchase agreements, $58 million of FHLB advances and $15 million from the Common Stock Offering. In addition to the positive impact to net interest income, the Leverage Strategy has enhanced Peoples' asset sensitivity. As the new securities pay down through monthly principal and interest payments, management would expect to reinvest the runoff over time into higher-earning assets, such as loans.

Net interest income and margin improved as a result of the low interest rate environment and Peoples' proactive management of funding costs, as well as a modest increase in earning assets. These factors allowed management to reduce Peoples' funding costs more than the decline in earning asset yields. At December 31, 2002, Peoples' asset-liability simulations indicated that a sustained increase in interest rates could cause net interest income to increase modestly based on Peoples' interest rate risk position at that time. In 2003, management expects net interest margin to compress as a result of the Leverage Strategy in addition to Peoples' ongoing shift to longer-term funding and the demand for lower rates on loans. Even though management continues to focus on minimizing the impact of future rate changes on Peoples' earnings, Peoples' net interest margin and income remain difficult to predict, and to manage, since changes in market interest rates can have a greater impact than adjustments by management.


PROVISION FOR LOAN LOSSES
In 2002, Peoples' provision for loan losses was $4,067,000 compared to $2,659,000 in 2001. The majority of this increase was due to provisions related to the first full year's impact of the Overdraft Privilege program, which totaled $877,000 in 2002 compared to $34,000 in 2001. The remaining increases in the provision were based upon management's ongoing evaluation of the adequacy of the allowance for loan losses and factors affecting probable loan losses. When expressed as a percentage of average loans, the provision has been 0.49%, 0.35% and 0.33% in 2002, 2001 and 2000, respectively. Management believes the provisions were appropriate for the overall quality, inherent risk and volume concentrations of Peoples' loan portfolio.


GAINS AND/OR LOSSES ON SECURITIES TRANSACTIONS
Peoples recognized net gains on securities transactions of $216,000 in 2002 compared to $29,000 in 2001. The net gains on securities transactions were primarily the result of normal portfolio activity; however, management's plan to balance the overall yield, maturity and duration of the investment portfolio contributed to the net gains in 2002.


GAINS ON SALE OF LOANS
Peoples recognized a gain on sale of loans of $157,000 in 2002 as a result of selling a limited number of fixed rate real estate loans into the secondary market. In prior periods, Peoples either has acted as an agent with a national firm for long-term, fixed rate real estate loans or retained the loans and thus did not recognize any gains. Management anticipates originating and selling additional fixed rate mortgage loans into the secondary market in the future.


NON-INTEREST INCOME
Peoples generates non-interest income from five primary sources: deposit account service charges, fiduciary activities, investment and insurance commissions, electronic banking and business owned life insurance ("BOLI"). In 2002, non-interest income was $15,236,000 versus $10,650,000 a year ago, an increase of $4,586,000 (or 43%). Higher levels of deposit account service charge income was the primary driver of Peoples' enhanced non-interest income in 2002, while non-recurring income of $877,000 relating to a demutualization positively impacted non-interest income in 2001.

In December 2001, Peoples introduced Overdraft Privilege, which has significantly impacted non-interest revenues in 2002. Overdraft Privilege is a service that provides qualified clients with virtually automatic protection by establishing an Overdraft Privilege amount. After a 30-day waiting period to verify deposit ability, each new checking account receives an Overdraft Privilege amount of either $400 or $700, based on the type of account and other parameters. Once established, clients are permitted to overdraw their accounts, up to their Overdraft Privilege limit, with each item being charged Peoples' regular overdraft fee. Clients then pay back the overdraft privilege with their next deposit. While Overdraft Privilege has boosted revenues, Peoples records a provision for losses from checking accounts with overdrafts deemed uncollectible, partially reducing the overall benefit. The provision and any chargeoffs are included in Peoples' allowance for loan losses. Management believes this simple, efficient process allows Peoples to fill the void between traditional overdraft protection, such as a line of credit, and "check cashing stores".

Concurrent with the introduction of Overdraft Privilege, Peoples made several changes to the assessment of cost recovery fees on its deposit accounts, which further enhanced non-interest revenues. Peoples changed the number of overdrafts for which a fee is charged from 5 per day to an unlimited number, while also automating the overdraft decision process to minimize the opportunity to pay overdraft items without charging the fee. Another significant change was the modification of Peoples' core operating system to begin charging for point of sale ("POS") and ATM transactions that cause an overdraft, which previously were paid without the client incurring a fee. While this change would have affected only a limited number of transactions, Overdraft Privilege now allows those transactions that would have previously been denied due to insufficient funds to be processed, resulting in a higher volume of overdrafts from POS and ATM transactions.

Service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided, remain Peoples' largest source of non-interest revenues. In 2002, deposit account service charges totaled $6,976,000, up $3,368,000 (or 93%) from $3,608,000 a year ago. This increase is the result of higher volumes of overdraft and non-sufficient funds fees attributable to Peoples' introduction of the Overdraft Privilege program, as well as other changes to the assessment of these fees in late 2001. Overdraft fees grew 222% in 2002 when compared to last year, while non-sufficient funds fees increased 38%. In the fourth quarter of 2002, deposit account services charges were virtually flat compared to the prior quarter and management does not anticipate substantial growth in the deposit account service charges in 2003.

Peoples' electronic banking services are alternative delivery channels to traditional sales offices for providing services to clients. These services include ATM and debit cards, direct deposit services and Internet banking. Electronic banking revenues totaled $1,729,000 in 2002, up $307,000 (or 22%) from $1,422,000 in 2001. Throughout 2002, clients used Peoples' debit cards to complete more of their payment transactions, reaching a volume of nearly $5 million in December and exceeding $43 million for the year. In addition, Peoples issued over 18,500 new cards to clients in 2002, with 15% of these cards issued in conjunction with acquisitions. Management continues to explore new e-banking capabilities that complement existing delivery channels, both traditional and non-traditional, as sources of revenue and to expand product and service opportunities for Peoples' customers.

In 2002, insurance and investment commissions grew $462,000 (or 31%) to $1,966,000, from $1,504,000 the prior year. While strong annuity sales in 2002 accounted for most of the increase, additional property and casualty insurance commissions also contributed to the growth. The following table details Peoples' insurance and investment commissions:

(Dollars in thousands)                    2002           2001          2000
Fixed annuities                     $    1,023    $       438    $      468
Property and casualty insurance            376            282           211
Brokerage                                  208            315           364
Life and health insurance                  180            221           241
Credit life and A&H insurance              179            160            57
Reinsurance revenues                         -             88           199
----------------------------------------------------------------------------
Total                               $    1,966    $     1,504    $    1,540
============================================================================

Peoples' fiduciary fees, which are based in part on the market value of assets managed, totaled $2,479,000 in 2002 compared to $2,508,000 in 2001. In 2003, management combined Peoples' trust, brokerage and life insurance groups to create Peoples Financial Advisors to improve its ability to provide asset and risk management products to Peoples' clients and prospects in a more integrated and client-focused manner through newly formed service teams. As a result of this initiative and management's ongoing focus, insurance and investment commissions, as well as fiduciary revenues, should continue to be significant contributors to future non-interest income growth.

Peoples' BOLI investment enhances operating efficiency by offsetting rising employee benefit costs. In 2002, BOLI income totaled $1,471,000 versus $481,000 last year, an increase of $990,000 (or 206%). The timing of Peoples' BOLI purchase in mid-2001 accounted for the majority of the increase, while an adjustment in the mix of investment funds in early 2002 provided additional enhancement.


NON-INTEREST EXPENSE
Non-interest expense totaled $35,967,000 in 2002, up $2,555,000 (or 8%) from $33,412,000 a year ago. This increase was due largely to Peoples incurring additional operating expenses in 2002, primarily higher salaries and benefit expenses and professional fees. However, Peoples' adoption of new accounting rules positively impacted non-interest expense through the discontinuance of all goodwill amortization and tempering the increase in operating expenses.

Salaries and benefits remain Peoples' largest non-interest expense, which is inherent in a service-based industry such as financial services. In 2002, salaries and benefits totaled $18,100,000 compared to $15,590,000 last year, an increase of $2,510,000 (or 16%). This increase is largely attributable to the addition of new associates and salary increases necessary to retain and recruit key personnel. At December 31, 2002, Peoples had 462 full-time equivalent associates, up from 403 at year-end 2001, with the First Colony acquisition accounting for nearly half of this increase. The remaining increase was attributable to the addition of associates in both sales and support positions in response to Peoples expanded customer base. Salaries and benefits were also impacted by additional incentive plan expenses of $459,000 in 2002 that correspond with Peoples' improved earnings. Management will continue to leverage Peoples' resources, while retaining and recruiting key associates, to effectively optimize customer service and produce additional future revenue streams.

Professional fees, which include fees for accounting, legal and other professional services, were up $917,000 (or 92%) in 2002 compared to last year, totaling $1,913,000 versus $996,000. Costs associated with Peoples' implementation of "Free Checking" and Overdraft Privilege, which totaled $506,000, comprised the majority of the increase, while various other strategic initiatives accounted for the remaining increase.

Marketing expense totaled $1,006,000 in 2002, up $398,000 (or 65%) from $608,000 in 2001 as a result of various promotional campaigns throughout the year. In the first half of 2002, Peoples aggressively advertised its new Free Checking and Overdraft Privilege products and implemented a new marketing campaign designed to enhance brand name awareness in Peoples' markets. In the second half of 2002, Peoples promoted its enhanced Internet billpay capabilities. These initiatives have helped Peoples attract many new clients, which improved top-line revenues.

Peoples experienced a modest increase in net occupancy and equipment expenses due to investments in technology and recent acquisitions. In 2002, net occupancy and equipment expenses totaled $3,915,000 compared to $3,695,000 a year ago, an increase of $220,000 (or 6%). This continued investment in technology has enhanced Peoples' ability to serve clients and satisfy client needs, while acquisitions have allowed Peoples to expand its customer base.

In 2002, intangible amortization expense was down substantially from last year in response to the adoption of new accounting standards, which permitted Peoples to discontinue the amortization of all goodwill effective January 1, 2002. As a result, Peoples had no goodwill amortization in 2002 compared to $1,846,000 in 2001. However, Peoples continued to amortize other intangible assets, primarily core deposit intangibles, which totaled $646,000 in 2002, up $145,000 (or 29%) as a result of acquisitions.

Peoples' trust preferred costs dropped 8% in 2002 to $2,420,000, from $2,621,000 as a result of Peoples' $7 million trust preferred purchase in the first quarter of 2002. While the issuance of trust preferred securities through PEBO Capital Trust II tempered the overall reduction in trust preferred costs, these variable rate, LIBOR based securities should allow Peoples' trust preferred costs to remain below its previously fixed rate of 8.62%, at least in the short-term. Data processing and software costs were $1,208,000 in 2002 compared to $1,107,000 a year ago. This increase is primarily due to software licensing renewal fees incurred in the first half of 2002. In 2003, management anticipates making investments in new systems, such as Customer Relationship Management and profitability systems, which will result in higher data processing and software costs compared to 2002.

Management uses the non-interest income leverage ratio as a measurement of non-interest expense leverage. The ratio, defined as non-interest income as a percentage of operating expenses, excludes gains and losses on securities transaction and asset disposals, as well as intangible asset amortization. Due to strong non-interest revenues coupled with controlled expense growth, the non-interest leverage ratio improved to 42.7% in 2002 compared to 34.5% a year ago. Peoples' sales associates will strive to generate new revenues and leverage operating expenses through a needs-based selling approach in order to achieve the long-term target non-interest income leverage ratio of 50%.


RETURN ON EQUITY
Peoples' return on equity ("ROE") was 17.69% in 2002 versus 13.60% in 2001. This enhancement is largely attributable to Peoples' higher net income, while the increased gain in the mark-to-market adjustment on the available-for-sale investment portfolio negatively impacted ROE. Since ROE will continue to be impacted by changing market conditions, management focuses on earnings per share ("EPS") as a more meaningful measurement of short-term performance.


RETURN ON ASSETS
Return on assets ("ROA") was 1.46% in 2002, up from 1.06% in 2001, with the improvement in 2002 a result of Peoples' strong earnings. In recent years, the primary focus of both the investment community and management has shifted to EPS enhancement and ROE while reducing the emphasis on ROA as a key performance indicator. However, management continues to monitor ROA and considers it a measurement of Peoples' asset utilization.


INCOME TAX EXPENSE
Peoples' effective tax rate was reduced to 27.4% in 2002 compared to 30.4% in 2001. Peoples' adoption of SFAS 142 and SFAS 147 accounted for 42% of this decrease, while Peoples' investment in tax-advantaged investments accounted for 41% of the decline. Peoples has continued to make several tax-advantaged investments, including investments in low-income housing tax credit funds and the purchase of BOLI. As a result, the amount of tax-advantaged investments included in Other Assets averaged $28.2 million in 2002, nearly double last year's average. Depending on economic and regulatory conditions, Peoples may make additional investments in various tax credit pools and other tax-advantaged assets over the next several years which could impact Peoples' effective tax rate and overall tax burden.




OVERVIEW OF BALANCE SHEET
At December 31, 2002, total assets were $1.39 billion compared to $1.19 billion at year-end 2001, an increase of $200.4 million (or 17%). Gross loans grew $78.0 million (or 10%) during 2002, to $850.9 million at December 31, 2002, with approximately $67 million attributable to acquisitions. Peoples' planned growth of the investment portfolio in 2002 resulted in total investment securities of $412.1 million at December 31, 2002, up $81.7 million (or 25%) from year-end 2001.

Total liabilities were $1.22 billion at December 31, 2002 compared to $1.07 billion at year-end 2002, an increase of $147.0 million (or 14%). At December 31, 2002, deposits totaled $955.9 million versus $814.4 million at year-end, with the majority of the increase attributable to acquisitions. Interest-bearing balances grew $122.1 million (or 17%) while non-interest bearing deposits were up $19.4 million (or 20%) since December 31, 2001. Borrowed funds increased $3.5 million (or 1%) at December 31, 2002, totaling $252.0 million, versus $248.5 million at year-end 2001.

Stockholders' equity totaled $147.2 million at December 31, 2002, versus $93.9 million at December 31, 2001, an increase of $53.3 million (or 57%). The Common Stock Offering generated capital of $32.1 million, after offering expenses, accounting for the majority of this increase. Peoples increased earnings, net of dividends paid, was also a significant contributor to the higher level of equity at year-end 2002.


CASH AND CASH EQUIVALENTS
Peoples' cash and cash equivalents are Federal funds sold, cash and balances due from banks, and interest-bearing balances in other institutions. The amount of cash and cash equivalents fluctuates on a daily basis due to client activity and Peoples' liquidity needs. At December 31, 2002, cash and cash equivalents totaled $55.6 million, up $22.8 million (or 70%) compared to $32.8 million at December 31, 2001. The majority of this increase is attributable to a higher level of Federal funds sold due to the timing of the Common Stock Offering in late 2002, while the remaining increase was the result of additional items in process of collection. At December 31, 2002, Peoples had Federal funds sold of $20.5 million compared to $0.9 million at year-end 2001.

Management believes the current balance of cash and cash equivalents, along with the availability of other funding sources, should allow Peoples to meet cash obligations, special needs and off-balance sheet commitments, specifically undrawn lines of credit, construction loans and letters of credit, as they come due. Peoples will actively manage the principal runoff from the investment and loan portfolios and reinvest those funds based on loan demand and investment opportunities, as appropriate, while monitoring the level of cash and cash equivalents to ensure funds are appropriately deployed and maintaining adequate liquidity. Further information regarding Peoples' liquidity can be found later in this discussion under "Interest Rate Sensitivity and Liquidity."


INVESTMENT SECURITIES
At December 31, 2002, the amortized cost of Peoples' investment securities totaled $402.0 million compared to $329.1 million at year-end 2001, while the market value of the investment portfolio was $412.1 million at December 31, 2002, up from $330.4 million at December 31, 2001. In the first half of 2002, management continued the planned growth of the investment portfolio in anticipation of modest loan growth in 2002. In addition, Peoples also acquired investment securities of approximately $6 million, primarily mortgage-backed securities, in conjunction with the First Colony acquisition.

The difference in amortized cost and market value at December 31, 2002, resulted in unrealized appreciation in the investment portfolio of $10.1 million and a corresponding increase in Peoples' equity of $6.4 million, net of deferred taxes. In comparison, the difference in amortized cost and market value at December 31, 2001, resulted in unrealized appreciation of $1.3 million and an increase in equity of $0.8 million, net of deferred taxes.

At December 31, 2002, Peoples' investment in US treasury securities and obligations of US government agencies and corporations was down $37.6 million (or 57%) versus year-end 2001, due primarily to the sale of a $31.0 million callable security late in the first quarter of 2002. Management reinvested the proceeds from this sale along with the principal runoff in the investment portfolio throughout 2002 in mortgage-backed securities and obligations of states and political subdivisions, which accounts for the increase in those security types. In 2003, Peoples will grow its investment in mortgage-backed securities investment securities by approximately $260 million as part of the Leverage Strategy discussed in the "Interest Income and Expense" section of this Discussion. Further information regarding Peoples investment securities can be found in Note 3 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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


LOANS
Peoples Bank originates various types of loans, including commercial, financial and agricultural loans ("commercial loans"), real estate loans (both commercial and residential) and consumer loans, focusing primarily on lending opportunities in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets. At December 31, 2002, gross loans totaled $850.9 million, an increase of $78.0 million (or 10%) since year-end 2001. Peoples acquired loans of approximately $67 million as part of acquisitions. In addition, Peoples has experienced organic growth in commercial loans of $31 million. This commercial loan growth was partially offset by declines in real estate and consumer loan balances.

At December 31, 2002, commercial loan balances, including loans secured by commercial real estate, were $392.5 million, up $48.7 million (or 14%) from year-end 2001's balance of $343.8 million, with nearly $31 million of the increase attributable to lending opportunities within Peoples' existing markets. In addition to organic growth, Peoples acquired loans of approximately $11 million as part of acquisitions and approximately $7 million through the purchase of multi-family real estate loans from an unrelated financial institution in the first quarter of 2002. Commercial loans continue to represent the largest portion of Peoples' total loan portfolio, comprising 46.1% of total loans at December 31, 2002 and 44.5% at December 31, 2001. The portion of commercial loan balances secured by commercial real estate, excluding construction loans, was $289.6 million and $251.2 million at December 31, 2002 and 2001, respectively. Future commercial lending activities will be dependent on economic and related conditions, such as general demand for loans in Peoples' primary markets, interest rates offered by Peoples and normal underwriting requirements. In addition to in-market opportunities, Peoples will continue to selectively lend to creditworthy customers outside its primary markets.

Real estate loans, which include construction loans but exclude loans secured by commercial real estate, totaled $348.2 million at December 31, 2002 compared to $310.5 million at year-end 2001, an increase of $37.7 million (or 12%). In 2002, Peoples acquired approximately $50 million of real estate loans through acquisitions, which was partially offset by declines experienced in the portfolio throughout the year. Real estate loans comprised 40.9% of Peoples' total loan portfolio at December 31, 2002, versus 40.2% at the prior year-end. Included in real estate loans are home equity credit line ("Equiline") balances of $28.5 million at December 31, 2002, up 4% from $27.3 million at December 31, 2001. This increase was attributable to Peoples acquiring home equity loans of approximately $4 million in the First Colony acquisition; however, Peoples continues to experience intense competition for home equity loans, which has affected Peoples' ability to maintain existing Equiline balances. Management believes Equiline loans are a relationship product with an acceptable return on investment after risk considerations. Residential real estate loans continue to represent a major focus of Peoples' lending due to the lower risk factors associated with this type of loan, and the opportunity to provide additional products and services to these consumers, at reasonable risk-return ratios to Peoples.

Excluding credit card balances, consumer loans have decreased $8.3 million (or 7%) since year-end 2001, totaling $103.6 million at December 31, 2002. Consumer loan balances have declined throughout 2002 as a result of both a decline in demand and Peoples focusing on loan quality more than loan growth due to economic conditions. This decline was partially offset by Peoples acquiring consumer loans of approximately $5 million through the First Colony and Malta acquisitions. The indirect lending area represents the majority of Peoples' consumer loans, with balances of $56.2 million and $66.2 million at December 31, 2002 and 2001 respectively. The decline in indirect loan balances since year-end 2001 is due to automobile manufacturers offering attractive financing options to car buyers through their captive credit affiliates, declining indirect sales opportunities, and normal runoff of indirect loans.

Management is satisfied with the performance of Peoples' consumer loan portfolio, which can be attributed to a commitment to sound lending practices and a strong customer service orientation. Lenders use a tiered pricing system that enables Peoples to apply interest rates based on the corresponding risk associated with the loan. Although consumer debt delinquencies have increased in the financial services industry, management's actions to reinforce Peoples' pricing system and underwriting criteria in addition to proactive collection efforts have had a positive impact on consumer loan delinquencies. Management plans to continue its commitment to the use of this tiered pricing system to improve the performance of Peoples consumer loan portfolio.

Peoples' credit card balances totaled $6.5 million at December 31, 2002, down $0.2 million (or 2%) since December 31, 2001. While, management routinely evaluates new opportunities to serve credit card customers and grow the credit card balance, Peoples' credit cards are marketed as a complementary product offering for client relationships.


LOAN CONCENTRATION
Peoples' largest concentration of commercial loans are credits to assisted living facilities and nursing homes, which comprised 13.4% of Peoples' outstanding commercial loans at December 31, 2002, versus 11.9% at year-end 2001. Loans to lodging and lodging related companies also represented a significant portion of Peoples' commercial loans accounting for approximately 11.2% of Peoples' outstanding commercial loans at quarter-end, compared to 12.8% at December 31, 2001.

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



ALLOWANCE FOR LOAN LOSSES
Peoples' allowance for loan losses totaled $13.1 million at December 31, 2002, compared to $12.4 million at the prior year-end, with $0.3 million of the increase attributable to the First Colony acquisition. As a percentage of total loans, the allowance was 1.54% at December 31, 2002 compared to 1.60% at December 31, 2001. The decrease in the allowance for loan losses as a percent of total loans is a result of internal loan growth and acquiring $67 million of loans through acquisitions. The acquired portfolio was primarily residential and consumer loans with a lower credit risk profile and allowance coverage of 0.46%. The remaining increase is due to the provision for loan losses, net of chargeoffs and recoveries.

The allowance is allocated among the loan categories based upon the consistent, quarterly procedural discipline described in the "Critical Accounting Policies" section of this discussion. However, the entire allowance for loan losses is available to absorb future loan losses in any loan category. The following schedule details the allocation of the allowance for loan losses at December 31:


                                        2002                            2001                            2000
                            ------------------------------  ------------------------------  ------------------------------
(Dollars in thousands)                      Percent                         Percent                         Percent
                              Allocation    of Loans          Allocation   of Loans          Allocation    of Loans
                                  of        in Each               of        in Each              of         in Each
                               Allowance    Category           Allowance   Category           Allowance    Category
                               for Loan     to Total          for Loan      to Total           for Loan    to Total
                                Losses       Loans             Losses        Loans              Losses       Loans
Commercial                  $       8,846      46.1 %    $       7,950         44.5 %    $        5,992        42.1 %
Real estate                         1,617      40.9              1,602         40.2               1,112        41.2
Consumer                            2,075      12.1              2,447         14.4               2,701        15.8
Overdrafts                            206       0.1                  -          0.1                   -           -
Credit card                           342       0.8                358          0.8                 432         0.9
General risk                            -         -                  -            -                 693           -
-----------------------------------------------------------------------------------------------------------------------
   Total                    $      13,086     100.0 %    $      12,357        100.0 %    $       10,930       100.0 %
=======================================================================================================================

The allowance allocated to commercial loans has increased in recent periods, reflecting the higher credit risk associated with this type of lending and the continued growth in this portfolio. In 2002 and 2001, the commercial loan balance grew by 14.2% and 10.7%, respectively, over the prior year balance. The allowance allocated to the real estate and consumer loan portfolios is based upon Peoples' allowance methodology for homogeneous loans, and increases or decreases in loan balances of those portfolios. In 2001, Peoples refined its systematic methodology in the determination of the adequacy of the allowance for loan losses to allocations of general credit risk to specific loans or homogenous groups. As a result, the allocation for general credit risk has been assigned to loss factors developed from historical data to make them more representative of those which may be expected in the current economic environment.

In 2002, net loan chargeoffs were $3,642,000 compared to $2,199,000 in 2001. While commercial and consumer loans continue to comprise the majority of net chargeoffs, Overdraft Privilege accounted for nearly half of the total increase from the prior year, totaling $705,000, or 19% of net chargeoffs, in 2002. Commercial loans accounted for 52% of net chargeoffs in 2002 versus 42% a year ago, while consumer loans (excluding Overdraft Privilege) comprised 18% and 41%, for the same periods, respectively. In addition to Overdraft Privilege, net chargeoffs in 2002 were also impacted by Peoples charging down a group of troubled commercial loans, to amounts deemed collectible, in the first half of 2002. These loans were part of a single relationship with a client in the business of leasing equipment primarily to health care professionals and accounted for $1.0 million of commercial chargeoffs in 2002. Management does not anticipate any future loss from this relationship.

Asset quality remains a key focus, as management continues to stress quality rather than growth in response to the current economic conditions. At December 31, 2002, Peoples' nonperforming assets (which include loans 90 days or more past due, nonaccrual loans, renegotiated loans, and other real estate owned) totaled $7,611,000, or 0.55% of total assets, up from $5.7 million, or 0.48% of total assets, at December 31, 2001. Peoples' allowance for loan losses totaled 175% of nonperforming loans at December 31, 2002, versus 225% at December 31, 2001. Management continues to review the entire loan portfolio as part of the risk management process and will deal aggressively with problem loans as they are identified to minimize the amount of any future loss. Although nonperforming assets have increased, total loan delinquencies have declined 6% since year-end 2001, largely attributable to fewer loans that were 30-59 days past due.
A loan is considered impaired when, based on current information and events, it is probable that Peoples will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. The measurement of potential impaired loan losses is generally based on the present value of expected future cash flows discounted at the loan's historical effective interest rate, or the fair value of the collateral if the loan is collateral dependent. If foreclosure is probable, impairment loss is measured based on the fair value of the collateral.

At December 31, 2002, the recorded investment in loans that were considered to be impaired was $9.6 million, of which $6.8 million were accruing interest, and $2.8 million were nonaccrual loans. Included in this amount were $1.7 million of impaired loans for which the related allowance for loan losses was $493,000. The remaining impaired loan balances do not have a related allocation of the allowance for loan losses because the loans have been previously written-down, are well secured, or possess characteristics indicative of the ability to repay the loan. In 2002, Peoples' average recorded investment in impaired loans was approximately $8.7 million and interest income of $490,000 was recognized on impaired loans during the period, representing 0.6% of Peoples' total interest income.


FUNDING SOURCES
Peoples considers a number of sources when evaluating funding needs, including but not limited to deposits, short-term borrowings, and long-term borrowings. Deposits, both interest-bearing and non-interest bearing, continue to be the most significant source of funds for Peoples, totaling $955.9 million, or 79.1% of total funding sources, at December 31, 2002.

Non-interest bearing deposits serve as a core funding source. At December 31, 2002, non-interest bearing deposit balances totaled $115.9 million, up $19.4 million (or 20%) compared to the prior year-end. Peoples acquired non-interest bearing deposit balances of approximately $11 million through acquisitions in 2002. In addition, Peoples implemented two programs in the first quarter of 2002 aimed at attracting new clients and core deposits, as well as producing additional revenue opportunities: Overdraft Privilege and Free Checking. These programs have had a positive impact by generating many new non-interest bearing accounts. Management will continue to focus on expanding its base of lower-cost funding sources and enhancing client relationships by providing incentives for clients to utilize more of Peoples' products and services.

Interest-bearing deposits totaled $840.0 million at December 31, 2002, an increase of $122.2 million (or 17%) compared to $717.8 million at December 31, 2001, with acquisitions accounting for about $93 million of the growth. Savings balances increased $64.0 million (or 80%) since year-end 2001. Peoples introduced a new savings product for its public funds customers (states and political subdivisions), which comprised $40.0 million of savings balances at year-end 2002 and 63% of the growth during the year. Certificates of deposit remain Peoples' largest group of interest-bearing deposits, totaling $422.7 million at December 31, 2002, up $62.0 million (or 17%) since the prior year-end, with acquisitions accounting for nearly 90% of the increase. Interest-bearing transaction accounts (primarily Peoples' money market deposit accounts), are also a significant portion of Peoples' interest-bearing deposits, totaling $273.7 million at December 31, 2002, compared to $277.5 million at year-end 2001.

Peoples also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy liquidity needs. Peoples' short-term borrowings include repurchase agreements, a short-term loan from an unrelated financial institution and FHLB advances, while long-term borrowings are primarily 10-year FHLB advances, with initial fixed rate features for periods of two, three, or four years, depending on the specific advance. Each 10-year advance has the opportunity, at the discretion of the FHLB, to reprice after its initial fixed rate period, and Peoples has the option to prepay any repriced advance without penalty, or allow the borrowing to reprice to a LIBOR based, variable rate product. In addition to these convertible rate advances, recent long-term FHLB advances have included fixed rate, amortizing advances, which helps Peoples manage its interest rate sensitivity.

At December 31, 2002, long-term borrowings totaled $203.8 million, up $11.4 million (or 6%) from $192.4 million at December 31, 2001. This increase is the result of Peoples' emphasis on securing longer-term funding to "lock in" costs during this period of low interest rates. Peoples' short-term borrowings totaled $48.2 million, down $7.9 million (or 14%) compared to year-end 2001. Peoples obtained a $17 million short-term loan from an unrelated financial institution to provide initial funding for the First Colony acquisition, which partially offset the reduction in short-term FHLB borrowings. Management is evaluating various long-term funding alternatives in anticipation of converting this short-term loan to longer term financing during the first half of 2003.


CAPITAL/STOCKHOLDERS' EQUITY
At December 31, 2002, stockholders' equity was $147.2 million, an increase of $53.3 million (or 57%) since December 31, 2001, primarily the result of Peoples' common stock issuance. In late December 2002, Peoples issued 1,440,000 common shares generating capital of $32.1 million after offering expenses. In addition to this new capital, Peoples earnings in 2002, net of dividends paid, accounted for $14.1 million of the increase.

In 2002, Peoples paid dividends of $4.7 million, representing a dividend payout ratio of 24.9% of earnings, compared to a ratio of 33.1% a year ago. While management anticipates Peoples continuing its 37-year history of consistent dividend growth in future periods, Peoples Bancorp's ability to pay dividends on its common shares largely depends on receipt of dividends from Peoples Bank. In addition, other restrictions and limitations may prohibit Peoples from paying dividends even when sufficient cash is available. Further discussion regarding restrictions on Peoples' ability to pay future dividends can be found in Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, as well as the "Limits on Dividends" section under Item 1 of this Form 10-K.

The adjustment for the net unrealized holding gains on available-for-sale securities, net of deferred income taxes, also increased equity. At December 31, 2002, net unrealized holding gains totaled $6.4 million versus $0.8 million at December 31, 2001, a change of $5.6 million. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' balance sheet are more sensitive to the changing market values of investments than if the investment portfolio was classified as held-to-maturity.

At December 31, 2002, Peoples had treasury stock totaling $1.1 million compared to $3.4 million at year-end 2001, a decrease of $2.3 million (or 68%). In 2002, Peoples reissued approximately 86,250 treasury shares through various stock option plans and Peoples' deferred compensation plan. Peoples also repurchased 10,532 common shares at an average price of $23.17 per share. At this time, management does not anticipate any treasury stock purchases in 2003 other than purchases relating to Peoples' deferred compensation plan, which accounted for 54% of the common shares repurchased in 2002.

In addition to monitoring performance through traditional capital measurements (i.e., dividend payout ratios and ROE), Peoples has also complied with the capital adequacy standards mandated by the banking industry. Peoples and Peoples Bank have complied with these requirements and were considered well-capitalized institutions at December 31, 2002. Further information regarding Peoples' risk-based capital ratios can be found in Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.


INTEREST RATE SENSITIVITY AND LIQUIDITY
The objective of the asset/liability management function is to guide management in the acquisition of earning assets, while securing the most appropriate funding, with the goal being to optimize net interest income within the constraints of prudent capital adequacy, liquidity, and safety. This objective requires Peoples to manage the balance sheet mix of assets and liabilities with a focus on interest rate risk exposure and adequate liquidity. External factors, such as changes in economic conditions, current and future interest rate levels and customer preferences must also be considered.

INTEREST RATE RISK
One of the most significant risks resulting from Peoples' normal business of extending loans and accepting deposits is interest rate risk. Interest rate risk ("IRR") is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as market values of financial assets and liabilities. Peoples has charged the ALCO with the overall management of Peoples' balance sheet and off-balance sheet hedging transactions related to the management of IRR. It is the ALCO's responsibility to keep Peoples focused on the future by evaluating trends and potential future events, researching alternatives, then recommending and authorizing an appropriate course of action.

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

Peoples' ALCO relies on different methods of assessing IRR, including simulations to project future net interest income, to monitor the sensitivity of the net present market value of equity and difference, or "gap", between maturing or rate-sensitive assets and liabilities over various time periods. Peoples also uses these methods to monitor IRR for both the short- and long-term. The ALCO places emphasis on simulation modeling as the most beneficial measurement of IRR because it is a dynamic measure. By employing a simulation process that estimates the impact of potential changes in interest rates and balance sheet structures and by establishing limits on these estimated changes to net income and net market value, the ALCO is better able to evaluate interest rate risks and their potential impact to earnings and market value of equity.

The modeling process starts with a base case simulation using the current balance sheet. Base case simulation results are prepared under an assumed flat interest rate scenario and at least two alternative interest rate scenarios, one rising and one declining, assuming parallel yield curve parameters. Comparisons produced from the simulation data, showing the earnings variance from the flat rate forecast, illustrate the risks associated with the current balance sheet structure. Additional simulations, when deemed appropriate, are prepared using different interest rate scenarios than those used with the base case simulation and/or possible changes in balance sheet structure. The additional simulations are used to better evaluate risks and highlight opportunities inherent in the modeled balance sheet. Comparisons showing the earnings and equity value variance from the base case are provided to the ALCO for review and discussion. The results from these model simulations are evaluated for indications of effectiveness of current IRR management strategies.

As part of the evaluation of IRR, the ALCO has established limits on changes in net interest income and the net value of the balance sheet have been established. The ALCO limits the decrease in net interest income of Peoples Bank to 10% or less from base case for each 100 basis point shift in interest rates measured over a twelve-month period assuming a static balance sheet. The ALCO limits the negative impact on net equity value to 40% or less given an immediate and sustained 200 basis points shift in interest rates also assuming a static balance sheet. The ALCO also reviews static gap measures for specific time periods focusing on one-year cumulative gap. At December 31, 2002, Peoples' one-year cumulative gap amount was positive 4.8% of earning assets, which represented $60.8 million more in assets than liabilities that may reprice during that period. Based on historical trends and performance, the ALCO has determined the ratio of the one-year cumulative gap should be within +/-15% of earning assets. Results that are greater than any of these limits will prompt a discussion by ALCO of appropriate actions, if any, that should be taken.

The following table is provided to illustrate the estimated earnings at risk and value at risk positions of Peoples, on a pre-tax basis, at December 31, 2002 (dollars in thousands):



        Immediate                       Estimated                           Estimated
      Interest Rate
  Increase (Decrease) in           (Decrease) Increase               (Decrease) Increase in
       Basis Points               In Net Interest Income            Economic Value of Equity
---------------------------    -----------------------------     --------------------------------
           300               $       (101)         (0.2) %       $     (62,630)        (30.0)%
           200                        292           0.6                (37,944)        (18.2)
           100                        593           1.2                (14,115)         (6.8)
          (100)              $       (154)         (0.3) %       $       6,582           3.1 %


The interest rate risk analysis shows that Peoples is asset sensitive, which means that increasing interest rates should favorably impact Peoples' net interest income while downward moving interest rates should negatively impact net interest income. Peoples' became asset sensitive during the fourth quar` ter of 2002 due to an increase in rate sensitive assets attributable to investment portfolio activity as well as continued efforts to secure longer-term funding in the current low interest rate environment. As part of this process, management has priced Peoples' 3 and 5-year certificates of deposit to make them more attractive to clients than shorter-term certificates. Many clients have shifted, and continue to shift, funds to the longer-term certificates as their existing deposits mature. The interest rate analysis also shows Peoples is within the established IRR policy limits for all simulations and all scenarios for the current period.

The ALCO implemented a hedge position to help protect Peoples' net interest income streams in the event of rising rates which will complement the current slightly asset sensitive position. In early October, the ALCO hedged a $17 million long-term, fixed-rate borrowing from the FHLB that may convert to a variable rate, at the FHLB's discretion. In addition, the ALCO may consider additional hedging options for Peoples' variable rate liabilities, including, but not limited to, the purchase of other interest rate hedge positions, as available and appropriate, that would provide net interest income protection in a rising rate environment.


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

Typically, the main source of liquidity for Peoples is deposit growth. Liquidity is also provided from cash generated from earning assets such as maturities, principal payments and income from loans and investment securities.
 In 2002, cash provided by financing activities totaled $63.6 million, due largely to increases in deposit balances of $37.7 million and proceeds from issuance of common shares of $33.2 million. Cash used in investing activity totaled $66.1 million, due to investment securities purchases, net of maturities and sales, of $66.8 million and a net increase in loan balances totaling $15.1 million, which was partially offset by net cash of $18.6 million received from acquisitions.

When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that better enable Peoples to match funding dates and pricing characteristics with contractual maturity dates and pricing parameters of earning assets. At December 31, 2002, Peoples had available borrowing capacity of approximately $137 million through these external sources and unpledged securities in the investment portfolio of approximately $269 million that can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile funds from liquid assets. Peoples' volatile funds consist primarily of short-term growth in deposits, while liquid assets includes short-term investments and unpledged available-for-sale securities. At December 31, 2002, Peoples' net liquidity position was $189.7 million, or 13.6% of total assets, compared to $177.2 million, or 14.9% of total assets, at December 31, 2001. This decrease in liquidity position as a percent of total assets was attributed to an $82.6 million increase in volatile funds and Peoples' $17 million loan to provide the initial financing for the First Colony acquisition. This increase in volatile funds partially offset an increase in liquid assets from investment security purchases. The liquidity position as of December 31, 2002, was within Peoples' policy limit of negative 10% of total assets. At December 31, 2002, total wholesale funding comprised 15.8% of total assets and brokered funds were 0.7% of total assets, which was within Peoples' policy limits of 30% and 10%, respectively.


OFF-BALANCE SHEET ACTIVITIES AND CONTRACTUAL OBLIGATIONS
Peoples routinely engages in activities that involve, to varying degrees, elements of risk that are not reflected in whole or in part in the consolidated financial statements. These activities are part of Peoples normal course of business and include traditional off-balance sheet credit-related financial instruments, interest rate contracts, operating leases, long-term debt and commitments to make additional capital contributions in low-income housing project investments.

Traditional off-balance sheet credit-related financial instruments are primarily commitments to extend credit, and standby letters of credit. These activities could require Peoples' to make cash payments to third parties in the event certain specified future events occur. The contractual amounts represent the extent of Peoples' exposure in these off-balance sheet activities. However, since certain off-balance sheet commitments, particularly standby letters of credit, are expected to expire or be only partially used, the total amount of commitments does not necessarily represent future cash requirements. Management believes these activities are necessary to meet the financing needs of customers and/or manage Peoples' exposure to fluctuations in interest rates.

Peoples also enters into interest rate contracts under which Peoples is required to either receive cash from or pay cash to counter parties depending on changes in interest rates. Interest rate contracts are carried at fair value on the consolidated balance sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. As a result, the amounts recorded on the balance sheet at December 31, 2002, do not represent the amounts that may ultimately be paid or received under these contracts. For further discussion regarding financial instruments with off-balance sheet risk, see Note 11 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Management does not anticipate Peoples' current off-balance sheet activities will have a material impact on future results of operation and financial condition.

Peoples continues to lease certain banking facilities and equipment under noncancelable operating leases with terms providing for fixed monthly payments over periods ranging from two to fifteen years. The majority of Peoples' leased banking facilities are inside retail shopping centers and, as a result, are not available for purchase. Management believes these leased facilities increase Peoples' visibility within its markets and affords sales associates additional access to current and potential clients. For further information regarding Peoples' future obligations under existing operating leases, see Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.


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


FUTURE OUTLOOK
In 2002, Peoples' results reflect success in several key performance areas, as earnings per share and return on equity reached record levels. Ultimately, future success in the financial service industry revolves around three issues: growth and quality of earnings, asset quality, and a strong capital base. Top line revenues are strong and Peoples' sales management teams are focused on integrated financial service offerings to clients through a needs-based sales approach. Asset quality remains a key focus for management, as Peoples works to improve performance ratios to the levels of high performing financial services companies. Peoples' capital ratios, particularly tangible capital, reached new highs, due in part to the Common Stock Offering, and remain strongly positioned above well-capitalized minimums, providing a solid foundation to withstand the impact of adverse economic conditions, as well as providing opportunities for strategic growth.

Peoples has made sizeable investments in technology and personnel in recent periods. These investments are part of Peoples' strategy to provide clients with speedy, technologically superior services that make it easier for them to complete their transaction and conduct business with Peoples. In 2003, management expects Peoples to invest additional resources in new technologies, such as Customer Relationship Management and profitability systems, as well as explore possible new e-service capabilities. While these investments could increase operating expenses, management believes they will help strengthen client relationships, increase Peoples' long-term stakeholder value and enhance future revenue growth opportunities.

Peoples' business strategy also incorporates a focus on retail products and services, including increasing core deposits and real estate lending. As a result, one of management's strategic goals in 2003 is to improve Peoples' retail loan efforts. In the first quarter of 2003, management plans to reorganize Peoples' real estate loan delivery methods by creating new "Loan Originator" positions. These Loan Originators will be specifically responsible for originating real estate loans and home equity loans and will be located throughout Peoples' primary market area. Management intends to fill these positions either with existing associates or new hires. This shift to "specialists" will help Peoples' associates become more focused on the nuances of real estate loans and allow Peoples to better penetrate its markets. Personal Bankers will continue to serve the deposit and personal loan needs of customers and make loan referrals to the Loan Originators.

Another strategic goal is to increase core deposits, specifically non-interest bearing demand deposits, to a larger percentage of total funding sources. In 2003, management will strive to grow demand deposits to 13% of total customer funding sources (from year-end 2002's 11%) and ultimately to 15% of total customer funding sources by year-end 2004. Management believes the combination of a growing branch network and extended hours in some offices will allow Peoples to successfully compete for core deposits, plus technology, such as Internet banking and free online billpay. In the end, if Peoples is successful in penetrating its customer base through a deposit account and a real estate loan, sales associates can work to extend the relationship to Peoples' other products and services, such as investments and insurance.

In 2002, Peoples was successful in growing non-interest revenues, primarily deposit account service charges, due in part to the development and implementation of the Overdraft Privilege program. However, Peoples is obligated to pay professional fees to the consultant who developed the process based on revenue parameters, with that amount totaling just over $500,000 in 2002. Additional net revenues from Overdraft Privilege (i.e. after provision for bad debt) have more than offset the professional expenses associated with the new product. Beginning in March 2003, the percentage of revenues paid to the consultant will decrease. Therefore, management does not expect these professional fees to increase significantly in 2003. In addition, the contract expires in February 2004, which should further enhance revenue streams going forward assuming Peoples maintains and/or grows total retail core deposits and volumes remain stable.

As part of the Kentucky Bancshares acquisition and the transition of the five full-service offices of Kentucky Bank & Trust to Peoples Bank offices, Peoples has decided to close the current Russell, Kentucky office of Peoples Bank concurrently with the targeted completion date for the Kentucky Bancshares acquisition of May 9, 2003. Management believes Kentucky Bank & Trust's Russell office gives Peoples' current and future customers the best location in Russell to do their banking. The cost savings are part of the overall integration plan for the Kentucky Bancshares acquisition. After the acquisition, Peoples will have 8 offices in the three county area of Greenup, Boyd and Carter Counties in northeastern Kentucky. Peoples will rank second in the three county market with 8 full-service locations, and third in the market with over $140 million of total deposits.

Mergers and acquisitions, such as the Kentucky Bancshares acquisition, have been an integral part of Peoples' efforts to expand its operations and scope of client services even while management continues to build client relationships and implements new products and services to enhance Peoples' earnings potential. Peoples' enhanced regulatory capital ratios as a result of the Common Stock Offering afford management additional growth opportunities through mergers and acquisitions. As a result of increased tangible equity to total assets, management believes Peoples is positioned to continue its disciplined acquisition strategy of the past decade. As a result, management plans to dedicate more resources to develop and realize acquisition opportunities in and around Peoples' markets. However, the evaluation of future acquisitions will focus more on opportunities that complement Peoples' core competencies and strategic intent rather than geographic location or proximity to current markets.

Peoples remains a service-oriented company with a sales focus that aims to satisfy clients through a relationship sales process. Through this process, sales associates work to anticipate, uncover, and solve their clients' every financial need, from insurance to banking to investments. Management will continue to be stakeholder-focused with four key long-term objectives: double-digit EPS growth, ROE improvement, consistent dividend growth, and revenue diversification.


FORWARD-LOOKING STATEMENTS
The statements in this Form 10-K which are not historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Although management believes Peoples' plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Peoples cannot give any assurance that those plans, intentions or expectations will be achieved. The forward-looking statements involve a number of risks and uncertainties, including, but not limited to, the effect of changes in interest rates, the effect of federal and state banking and tax regulations, the effect of technological changes, the effect of economic conditions, the effect of competitive products and pricing, and other risks detailed in Peoples' Securities and Exchange Commission filings. All forward-looking statements are expressly qualified in their entirety by the cautionary statements. Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management's knowledge of Peoples' business and operations, it is possible that actual results may differ materially from these projections.


COMPARISON OF 2001 TO 2000
Peoples reported net income of $12.3 million in 2001, up 11% from $11.1 million in 2000. Diluted earnings per share were $1.54 for the year ended December 31, 2001, compared to $1.39 in 2000. In 2001, Peoples' improved earnings resulted from net interest income growth of $2.8 million, as well as increased non-interest revenues of $1.7 million. Return on average assets was 1.06% in 2001, compared to 1.02% in 2000, while return on stockholders' equity was 13.60% and 14.92%, for the same periods respectively. Peoples' return on equity was negatively impacted by the mark-to-market adjustment on available-for-sale securities, which resulted in an increase in equity.

Net interest income totaled $43.1 million in 2001, up 7% compared to the prior year, as total interest income grew 1% to $86.1 million and interest expense declined 4% to $43.0 million. Net interest margin was 4.11% in 2001 versus 4.08% in 2000. Peoples' improved net interest margin in 2001 resulted from lower costs of funds in response to rate reductions by the Federal Reserve Open Market Committee. The yield on earning assets dropped to 8.10% for the year ended December 31, 2001, compared to 8.50% for the prior year, while the cost of interest-bearing liabilities decreased 43 basis points to 4.54% during the same period.

Peoples' provision for loan losses totaled $2.7 million in 2001, up 17% from 2000's expense of $2.3 million. The combination of increased loan volume, less favorable loss experience, and a general economic slowdown resulted in the increased provision in 2001. At December 31, 2001, Peoples' allowance for loan losses as a percentage of total loans was 1.60%, compared to a year-end 2000 ratio of 1.48%.

Non-interest income totaled $10,650,000 in 2001, an increase of 20% compared to 2000. In 2001, deposit account service charge income increased $365,000 to $3,608,000, from $3,243,000 in 2000, due to higher volumes of overdraft and non-sufficient fund fees. Income from fiduciary activities totaled $2,508,000, down 4% compared to the prior year. Electronic banking income grew 17% in 2001, from $1,220,000 in 2000. Electronic banking income increased primarily due to growth in the number of debit card users and the associated volume increases in debit card usage. Insurance and investment commissions were $1,504,000 in 2001 versus $1.540,000 in 2000. BOLI income totaled $0.5 million in 2001 compared to no income in 2000 due to the timing of the purchase in mid-2001.

For the year ended December 31, 2001, non-interest expense totaled $33.4 million, up $2.4 million compared to 2000. Increased salaries and benefits accounted for the majority of the expense growth in 2001, totaling $15.6 million versus $13.5 million the prior year. Peoples also experienced slight increases in amortization of intangible assets, as well as data processing and software costs. Peoples' other non-interest expenses were near prior period levels.

Total assets reached $1.19 billion at December 31, 2001, versus $1.14 billion at year-end 2000. Gross loans remain the largest component of Peoples' earning assets, totaling $772.9 million at year-end 2001, up $35.9 million from December 31, 2000, with growth occurring in the commercial and real estate loan portfolios. Average loans totaled 92.9% of average deposits in 2001, compared to 94.4% in 2000. Peoples' other significant earning asset component is the investment securities portfolio, which totaled $330.4 million at year-end 2001, virtually unchanged from the prior year-end.

Liabilities totaled $1.07 billion at year-end 2001 compared to $1.02 billion a year ago, an increase of $47.4 million. Deposits remain Peoples' largest source of funds and the largest component of total liabilities. During 2001, deposits grew $56.7 million from $757.6 million at December 31, 2000, as interest-bearing balances were up $45.2 million to $717.8 million and non-interest bearing deposits increased $11.6 million to $96.5 million. Borrowed funds declined from $258.4 million at December 31, 2000, to $248.5 million at year-end 2001.

Stockholders' equity totaled $93.9 million at December 31, 2001, versus $83.2 million at December 31, 2000, an increase of $10.7 million. The higher level of equity in 2001 is due in part to increased earnings, net of dividends paid. The remaining increase in equity was a result of a positive change in market value of Peoples' available-for-sale investment securities.


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
------------------------------------------------------------------------

Please refer to the section captioned "Interest Rate Sensitivity and Liquidity" on pages 30 through 32 under Item 7 of this Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

The Consolidated Financial Statements and accompanying notes, and the report of independent auditors, are set forth immediately following Item 9 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------

No response required.

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

 (Dollars in Thousands except Share Data)
                                                                                                  December 31,
Assets                                                                                       2002                   2001
Cash and cash equivalents:
     Cash and due from banks                                                           $        34,034       $         31,642
     Interest-bearing deposits in other banks                                                    1,016                    346
                                                                                       $
     Federal funds sold                                                                         20,500                    850
------------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                       55,550                 32,838
------------------------------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized
   cost of $402,048 in 2002 and $329,081 in 2001)                                              412,100                330,364
------------------------------------------------------------------------------------------------------------------------------

Loans, net of deferred fees and costs                                                          850,891                772,856
Allowance for loan losses                                                                      (13,086)               (12,357)
------------------------------------------------------------------------------------------------------------------------------
          Net loans                                                                            837,805                760,499
------------------------------------------------------------------------------------------------------------------------------

Bank premises and equipment, net                                                                18,058                 16,369
Goodwill                                                                                        25,504                 15,388
Other intangible assets                                                                          5,234                  1,622
Other assets                                                                                    40,110                 36,886
------------------------------------------------------------------------------------------------------------------------------
               Total assets                                                            $     1,394,361       $      1,193,966
==============================================================================================================================

Liabilities
Deposits:
     Non-interest bearing                                                              $       115,907       $         96,533
     Interest bearing                                                                          839,970                717,835
------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                       955,877                814,368
------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased and securities sold under agreements to repurchase                 31,183                 23,752
     Federal Home Loan Bank advances                                                                 -                 32,300
     Other short-term borrowings                                                                17,000                      -
------------------------------------------------------------------------------------------------------------------------------
          Total short-term borrowings                                                           48,183                 56,052
------------------------------------------------------------------------------------------------------------------------------

Long-term borrowings                                                                           203,829                192,448
Accrued expenses and other liabilities                                                          10,199                  8,188
------------------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                             1,218,088              1,071,056
------------------------------------------------------------------------------------------------------------------------------

Guaranteed preferred beneficial interests in junior subordinated
     debentures ("Trust Preferred Securities")                                                  29,090                 29,056

Stockholders' Equity
Common stock, no par value, 12,000,000 shares authorized, 9,421,222 shares issued in 2002 and 7,289,266 shares issued in 2001,
       including shares in treasury                                                            129,173                 78,664
Accumulated comprehensive income, net of deferred income taxes                                   6,446                    834
Retained earnings                                                                               12,650                 17,735
------------------------------------------------------------------------------------------------------------------------------
                                                                                               148,269                 97,233
Treasury stock, at cost, 59,351 shares in 2002 and 178,344 shares in 2001                       (1,086)                (3,379)
------------------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                                      147,183                 93,854
------------------------------------------------------------------------------------------------------------------------------
               Total liabilities, beneficial interests and stockholders' equity        $     1,394,361       $      1,193,966
==============================================================================================================================
See Notes to Consolidated Financial Statements.


PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, except Share and Per Share Data)                               Year ended December 31,
                                                                          2002                 2001                  2000
Interest Income:
   Interest and fees on loans                                        $      62,423        $      65,126         $      63,352
   Interest on obligations of U.S. government and its agencies              14,044               14,973                16,405
   Interest on obligations of state and political subdivisions               2,908                1,901                 1,798
   Other interest income                                                     3,593                4,107                 3,574
------------------------------------------------------------------------------------------------------------------------------
               Total interest income                                        82,968               86,107                85,129
------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
   Interest on deposits                                                     22,157               32,081                31,259
   Interest on short-term borrowings                                         1,181                3,242                 6,162
   Interest on long-term borrowings                                          9,632                7,651                 7,418
------------------------------------------------------------------------------------------------------------------------------
               Total interest expense                                       32,970               42,974                44,839
------------------------------------------------------------------------------------------------------------------------------
               Net interest income                                          49,998               43,133                40,290
Provision for loan losses                                                    4,067                2,659                 2,322
------------------------------------------------------------------------------------------------------------------------------
               Net interest income after provision for loan losses          45,931               40,474                37,968
------------------------------------------------------------------------------------------------------------------------------
Other Income:
   Service charges on deposit accounts                                       6,976                3,608                 3,243
   Income from fiduciary activities                                          2,479                2,508                 2,608
   Investment and insurance commissions                                      1,966                1,504                 1,540
   Electronic banking income                                                 1,729                1,422                 1,220
   Business owned life insurance                                             1,471                  481                     -
   Gain on securities transactions                                             216                   29                    10
   Other                                                                       399                1,098                   289
------------------------------------------------------------------------------------------------------------------------------
               Total other income                                           15,236               10,650                 8,910
------------------------------------------------------------------------------------------------------------------------------
Other Expenses:
   Salaries and employee benefits                                           18,100               15,590                13,503
   Net occupancy and equipment                                               3,915                3,695                 3,900
   Trust Preferred Securities expense                                        2,420                2,621                 2,623
   Professional fees                                                         1,913                  996                 1,108
   Data processing and software                                              1,208                1,107                 1,033
   Marketing                                                                 1,006                  608                   732
   Amortization of other intangible assets                                     646                  501                   558
   Amortization of goodwill                                                      -                1,846                 1,726
   Other                                                                     6,759                6,448                 5,861
------------------------------------------------------------------------------------------------------------------------------
               Total other expenses                                         35,967               33,412                31,044
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                  25,200               17,712                15,834
------------------------------------------------------------------------------------------------------------------------------
Income taxes:
    Current                                                                  5,969                5,246                 4,886
    Deferred                                                                   889                  131                  (178)
------------------------------------------------------------------------------------------------------------------------------
Total income taxes                                                           6,858                5,377                 4,708
------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary gain                                            18,342               12,335                11,126
Extraordinary gain on early debt extinguishment, net of
    tax expense of $221                                                        410                    -                     -
------------------------------------------------------------------------------------------------------------------------------
Net income                                                           $      18,752        $      12,335        $       11,126
==============================================================================================================================
Basic earnings per share:
    Income before extraordinary gain                                 $        2.31        $        1.56        $         1.41
------------------------------------------------------------------------------------------------------------------------------
    Extraordinary gain                                                        0.05                    -                     -
------------------------------------------------------------------------------------------------------------------------------
    Net income                                                       $        2.36        $        1.56        $         1.41
------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share:
    Income before extraordinary gain                                 $        2.25        $        1.54        $         1.39
------------------------------------------------------------------------------------------------------------------------------
    Extraordinary gain                                                        0.05                    -                     -
------------------------------------------------------------------------------------------------------------------------------
    Net income                                                       $        2.30        $        1.54        $         1.39
------------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding:
    Basic                                                                7,932,485            7,882,890             7,893,808
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                              8,150,087            8,003,593             7,986,194
------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.



PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in Thousands, except Share and Per Share Data)                                    Accumulated
                                                                                             Other
                                                                                          Comprehensive
                                                     Common Stock            Retained        (Loss)        Treasury
                                                 Shares         Amount       Earnings       Income (1)      Stock           Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                      6,387,509   $     65,043  $     26,241       (7,654)    $   (10,756)   $      72,874
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
   Net Income                                                                   11,126                                       11,126
   Other Comprehensive income, net of tax:
      Unrealized gains on available-for-sale
      securities,
        Net of reclassification adjustment                                                    4,671                           4,671
                                                                                                                        ------------
         Total comprehensive income                                                                                          15,797
Purchase of treasury stock, 148,321 shares                                                                   (2,717)         (2,717)
Distribution of treasury stock for deferred
   compensation plan (reissued 5,481 treasury                                                                   125             125
   shares)
10% stock dividend                                269,597          1,469       (10,308)                       8,839
Exercise of common stock options
   (reissued 39,517 treasury shares)                                (552)                                       941             389
Tax benefit from exercise of stock options                            58                                                         58
Issuance of common stock under dividend
   reinvestment plan                               21,922            346                                                        346
Cash dividends declared of $0.46 per share                                      (3,678)                                      (3,678)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                      6,679,028   $     66,364  $     23,381       (2,983)   $     (3,568)  $      83,194
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
   Net Income                                                                   12,335                                       12,335
   Other Comprehensive income, net of tax:
      Unrealized gains on available-for-sale
      securities,
        Net of reclassification adjustment                                                      3,817                         3,817
                                                                                                                          ----------
         Total comprehensive income                                                                                          16,152
Purchase of treasury stock, 71,057 shares                                                                      (3,804)       (3,804)
Distribution of treasury stock for deferred
   compensation plan (reissued 237 treasury                                                                         5             5
   shares)
10% stock dividend                                583,686         12,358        (13,900)                        1,542
Exercise of common stock options
   (reissued 19,026 treasury shares)                                (689)                                       1,166           477
Tax benefit from exercise of stock options                            82                                                         82
Issuance of common stock under dividend
   reinvestment plan                               18,769            329                                                        329
Cash dividends declared of $0.51 per share                                      (4,081)                                      (4,081)
Issuance of common stock to purchase Lower
     Salem Commercial Bank                          7,783            220                                        1,280         1,500
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                      7,289,266   $     78,664   $     17,735           834    $    (3,379)   $    93,854
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
   Net Income                                                                    18,752                                      18,752
   Other Comprehensive income, net of tax:
      Unrealized gains on available-for-sale
      securities,
        Net of reclassification adjustment                                                      5,612                         5,612
                                                                                                                          ----------
         Total comprehensive income                                                                                          24,364
Purchase of treasury stock, 9,806 shares                                                                         (244)         (244)
Distribution of treasury stock for deferred
   compensation plan (reissued 267 treasury                                                                         5             5
   shares)
10% stock dividend                                668,228         18,053        (19,166)                        1,113
Exercise of common stock options
   (reissued 80,956 treasury shares)                7,972           (257)                                       1.419         1,162
Tax benefit from exercise of stock options                           274                                                        274
Issuance of common stock under dividend
   reinvestment plan                               15,756            371                                                        371
Issuance of common stock                        1,440,000         32,068                                                     32,068
Cash dividends declared of $0.59 per share                                       (4,671)                                     (4,671)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                      9,421,222   $    129,173   $     12,650   $    6,446    $     (1,086)  $    147,183
====================================================================================================================================

(1) Disclosure of reclassification amount for the years ended:                                   2002          2001          2000
  Net unrealized appreciation (depreciation) arising during period, net of tax            $     5,752   $     3,836    $      4,678
  Less: reclassification adjustment for net securities gains (losses) included in net
    income, net of tax                                                                            140            19               7

-----------------------------------------------------------------------------------------------------------------------------------
Net unrealized appreciation (depreciation) on investment                                  $     5,612   $     3,817    $      4,671
-----------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.


PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                                                Year ended December 31,
                                                                           2002                 2001                  2000
Cash flows from operating activities:
     Net income                                                      $       18,752        $      12,335        $       11,126
                                                                     $                     $                    $
     Adjustments to reconcile net income to net cash provided:
             Depreciation, amortization, and accretion                        3,468                4,551                 4,613
             Provision for loan losses                                        4,067                2,659                 2,322
             Business owned life insurance income                            (1,471)                (481)                    -
             Gain on securities transactions                                   (216)                 (29)                  (10)
             Extraordinary gain on early debt extinguishment                   (631)                   -                     -
             (Increase) decrease in interest receivable                        (261)               1,103                (1,029)
             Increase (decrease) in interest payable                            117                 (925)                  256
             Deferred income tax expense (benefit)                              889                  131                  (178)
             Deferral of loan origination fees and costs                        199                  150                  (116)
             Other, net                                                         351                3,102                (1,054)
-------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                  25,264               22,596                15,930
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of available-for-sale securities                            (220,156)             (76,904)              (23,391)
     Proceeds from sales of available-for-sale securities                    42,258                  136                 3,242
     Proceeds from maturities of available-for-sale securities              111,115               85,696                25,337
     Net increase in loans                                                  (15,086)             (20,936)              (78,375)
     Expenditures for premises and equipment                                 (1,813)              (2,750)               (2,427)
     Proceeds from sales of other real estate owned                             223                  153                   296
     Acquisitions, net of cash received                                      18,648                 (162)                    -
     Investment in business owned life insurance                                  -              (20,000)                    -
     Investment in limited partnership and tax credit funds                  (1,315)              (4,400)                 (400)
-------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                     (66,126)             (39,167)              (75,718)
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net increase in non-interest bearing deposits                            8,346               10,187                 1,707
     Net increase in interest bearing deposits                               29,333               29,142                27,720
     Net (decrease) increase in short-term borrowings                       (13,359)             (62,863)               32,476
     Proceeds from long-term borrowings                                      17,000               54,282                     -
     Payments on long-term borrowings                                        (7,405)              (2,868)              (11,827)
     Cash dividends paid                                                     (4,177)              (3,593)               (3,262)
     Purchase of treasury stock                                                (244)              (3,804)               (2,717)
     Proceeds from issuance of common stock                                  33,230                  477                   389
     Repurchase of Trust Preferred Securities                                (6,150)                   -                     -
     Proceeds from issuance of Trust Preferred Securities                     7,000                    -                     -
-------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                  63,574               20,960                44,486
-------------------------------------------------------------------------------------------------------------------------------
                  Net increase (decrease) in cash and cash                   22,712                4,389               (15,302)
equivalents
Cash and cash equivalents at beginning of year                               32,838               28,449                43,751
-------------------------------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of year           $       55,550        $      32,838        $       28,449
===============================================================================================================================

Supplemental cash flow information:
     Interest paid                                                   $       32,791        $      38,249        $       39,415
-------------------------------------------------------------------------------------------------------------------------------
     Income taxes paid                                               $        5,779        $       2,985        $        3,960
-------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.


PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:
    -------------------------------------------

     The accounting and reporting policies of Peoples Bancorp Inc. and Subsidiaries ("Peoples") conform to accounting principles generally accepted in the United States and to general practices within the banking industry. Peoples considers all of its principal activities to be banking related. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts to conform to the 2002 presentation. Such reclassifications had no impact on net income. All share and per share information has been adjusted for a 10% stock dividend issued June 28, 2002.

     The following is a summary of significant accounting policies followed in the preparation of the financial statements:

     Principles of Consolidation:
     ----------------------------
     The  consolidated  financial  statements  include  the  accounts of Peoples
     Bancorp   Inc.  and  its  wholly  owned   subsidiaries.   All   significant
     intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents:
     --------------------------
     Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold, all with original maturities of ninety days or less.

     Investment Securities:
     ----------------------
     Management determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that Peoples has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to Peoples' liquidity needs, changes in market interest rates, and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses reported in a separate component of other comprehensive income, net of applicable deferred income taxes. The cost of securities sold is based on the specific identification method.

     Allowance for Loan Losses:
     --------------------------
     The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management's determination of the adequacy of the allowance for loan losses is based on a quarterly evaluation of the portfolio, including levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, other relevant factors and also regulatory guidance. This evaluation is inherently subjective and requires management to make estimates of the amounts and timing of future cash flows on impaired loans, consisting primarily of non-accrual and restructured loans. The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

     Bank Premises and Equipment:
     ----------------------------
     Bank  premises  and   equipment   are  stated  at  cost  less   accumulated
     depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets.

     Other Real Estate:
     ------------------
     Other real estate owned, included in other assets on the consolidated balance sheet, represents properties acquired by Peoples' subsidiary bank, Peoples Bank, National Association ("Peoples Bank"), in satisfaction of a loan. Real estate is recorded at the lower of cost or fair value based on appraised value at the date actually or constructively received, less estimated costs to sell the property.

     Goodwill and other Intangible Assets:
     -------------------------------------
     Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in business combinations. On January 1, 2002, Peoples adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142") and, on October 1, 2002, adopted Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS 147"), which applies specifically to branch purchases that qualify as business combinations. Under SFAS 142 and 147, goodwill is no longer amortized, but is subject to an annual impairment test. Prior to January 1, 2002, Peoples amortized goodwill on a straight-line basis over periods ranging from 10 to 15 years.

     Since SFAS 147 was not effective until October 1, 2002, but is to be applied retroactive to the adoption of SFAS 142 on January 1, 2002, Peoples is required to restate goodwill amortized on branch purchases for each of the quarters ended September 30, 2002 as follows:


(Dollars in Thousands, except Per Share Data)      First     Second     Third
                                                  Quarter    Quarter   Quarter
Reported intangible asset amortization           $   385   $   386   $   481
Add back goodwill amortization                       274       274       273
-----------------------------------------------------------------------------
Adjusted intangible asset amortization               111       112       208

Reported net income                                4,515     4,585     4,619
Add back goodwill amortization, net of tax           178       178       177
-----------------------------------------------------------------------------
Adjusted net income                                4,693     4,763     4,796

Basic earnings per share:
    - Reported                                      0.58      0.58      0.58
    - Adjusted                                      0.60      0.60      0.61
Diluted earnings per share:
    - Reported                                      0.57      0.57      0.57
    - Adjusted                                   $  0.59   $  0.59   $  0.59


The following pro forma information assumes SFAS 142 and SFAS 147 had been in effect for all periods presented:

(Dollars in Thousands, except Per Share Data)      2002       2001      2000
Reported net income                             $ 18,752   $ 12,335   $ 11,126
Add back goodwill amortization, net of tax             -      1,451      1,332
-------------------------------------------------------------------------------
Adjusted net income                               18,752     13,786     12,458

Basic earnings per share:
    - Reported                                      2.36       1.56       1.41
    - Adjusted                                      2.36       1.75       1.58
Diluted earnings per share:
    - Reported                                      2.30       1.54       1.39
    - Adjusted                                  $   2.30   $   1.72   $   1.56


     Under SFAS 142, the goodwill impairment assessment is performed at least annually. Based upon this assessment of the fair value of the reporting unit, Peoples concluded the recorded value of goodwill was not impaired as of December 31, 2002.

     Core deposit intangible assets represent the present value of future net income to be earned from deposits and are amortized over their estimated life of 10 years. Core deposit intangibles, net of accumulated amortization, totaled $5.1 million and $1.6 million at December 31, 2002 and 2001, respectively. The estimated aggregate amortization expense related to core deposit intangible assets for the each of the next five years is as follows: $804,000 in 2003; $747,000 in 2004; $659,000 in 2005;
     $541,000 in 2006 and $457,000 in 2007.

     Mortgage  Servicing  Assets:
     ----------------------------
     Mortgage servicing assets are recognized for loan originations, when there is a definitive plan to sell the underlying loan and retain the servicing. Mortgage servicing assets are reported in other intangible assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans. Mortgage servicing assets are evaluated for impairment based on the fair value of those rights and recorded at the lower of cost or fair value, with write-downs reflected in a valuation reserve. At December 31, 2002, mortgage-servicing assets were $132,000. There were no mortgage servicing assets at December 31, 2001.

     Income Recognition:
     -------------------

     Interest income is recognized by methods that result in level rates of return on principal amounts outstanding. Amortization of premiums has been deducted from and accretion of discounts has been added to the related interest income. Nonrefundable loan fees and direct loan costs are deferred and recognized over the life of the loan as an adjustment of the yield.

     Peoples discontinues the accrual of interest when management believes collection of all or a portion of contractual interest has become doubtful, which generally occurs when a loan is 90 days past due. When deemed uncollectible, previously accrued interest recognized in income in the current year is reversed and interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. A nonaccrual loan is restored to accrual status when it is brought current, has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer in doubt.

     Income Taxes:
     -------------
     Deferred income taxes (included in other assets) are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate. The components of other comprehensive income included in the Consolidated Statements of Stockholders' Equity have been computed based upon a 35% effective tax rate.

     Earnings per Share:
     -------------------
     Basic earnings per share are determined by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted-average number of common shares outstanding increased by the number of common shares that would be issued assuming the exercise of stock options.

     Operating Segments:
     -------------------
     Peoples' business activities are currently confined to one segment which is community banking. As a community banking entity, Peoples offers its customers a full range of products through various delivery channels.

     Derivative Financial Instruments:
     ---------------------------------
     Peoples enters into derivative transactions principally to protect against the risk of adverse interest rate movements. As required by Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, Peoples carries all derivative financial instruments at fair value on the balance sheet. SFAS 133 provides special hedge accounting provisions, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative.

     Derivative financial instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative financial instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within stockholders' equity, net of deferred tax. Amounts are reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings.

     Derivative gains and losses not effective in hedging the expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge's inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in cash flows of the derivative financial instruments have been highly effective in offsetting changes in cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative financial instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued prospectively. SFAS 133 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item no later than when hedge accounting ceases.

     Stock-Based Compensation:
     -------------------------
     Peoples accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure provisions of Financial Accounting Standards Statement No. 148, "Accounting for Stock Based Compensation". The following pro forma information regarding net income and earnings per share assumes the adoption of Statement No. 123 for stock options granted subsequent to December 31, 1994. The estimated fair value of the options is amortized to expense over the vesting period.

     (Dollars in Thousands,  except Per Share  Data)  2002 2001 2000

Net  Income:
     As  Reported                   $   18.752   $   12,335   $   11,126
     Pro forma                          18,395       12,095       10,806

Basic Earnings Per Share:
     As Reported                    $     2.36   $     1.56   $     1.41
     Pro forma                            2.32         1.53         1.37

Diluted Earnings Per Share:
     As Reported                    $     2.30   $     1.54   $     1.39
     Pro forma                            2.26         1.51         1.35

     The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rate of 5.50%, 3.50%, and 5.75%; dividend yield of 2.51%, 3.16%, and 3.29%; volatility factor of the expected market price of Peoples' stock of 31%, 27%, and 25%, and a weighted average expected life of the options of 7 years, 6 years, and 5 years. Compensation expense, net of related tax, amounted to $357,000, $240,000 and $320,000 in 2002, 2001 and 2000, respectively and are included in the pro forma net income as reported above.

     The  Black-Scholes   option  valuation  model  was  developed  for  use  in
     estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Peoples' employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     New Accounting Pronouncements:
     ------------------------------
     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment or disposal of long-lived assets and long-lived assets to be disposed. This statement is effective for 2002. Management has evaluated the impact of this statement and has determined that there is no material effect on Peoples' financial position or results of operations.

     Statement of Financial Accounting Standards No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of Statement No. 13, and Technical Corrections" rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Peoples will adopt the provisions of this Statement in the first quarter of 2003, by reclassifying a $631,000 gain on extinguishment of debt that was classified as an extraordinary item in the first quarter of 2002 to Other Income.

     Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") addresses the accounting and reporting for one-time employee termination benefits, certain contract termination costs, and other costs associated with exit or disposal activities such as facility closings or consolidations and employee relocations. The standard is effective for exit or disposal activities initiated after December 31, 2002. Peoples will adopt the provisions of SFAS146 for any future transaction that prospectively applies.

     Financial Accounting Standards Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are first effective for Peoples' 2002 year-end. FIN 45 requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of Financial Accounting Standards No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying (a specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable) that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an SPE and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. Significant guarantees that have been entered into by Peoples are disclosed in the Notes to the Consolidated Financial Statements. Peoples does not expect the requirements of FIN 45 to have a material impact on results of operations, financial position or liquidity.


2.  Fair Values of Financial Instruments:
    -------------------------------------
     Peoples used the following methods and assumptions in estimating its fair value disclosures for financial instruments:

     Cash and Cash Equivalents:
     --------------------------
     The carrying amounts reported in the balance sheet for these captions approximate their fair values.

     Investment Securities:
     ----------------------
     Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices of comparable securities.

     Loans:
     ------
     The fair value of performing variable rate loans that reprice frequently and performing demand loans, with no significant change in credit risk, is based on carrying value. The fair value of performing loans is estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

     The fair value of significant nonperforming loans is based on either the estimated fair value of underlying collateral or estimated cash flows, discounted at a rate commensurate with the risk. Assumptions regarding credit risk, cash flows, and discount rates are determined using available market information and specific borrower information.

     Deposits:
     ---------
     The carrying amounts of demand deposits, savings accounts and certain money market deposits approximate their fair values. The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation that applies current rates offered for deposits of similar remaining maturities.

     Short-term Borrowings:
     ----------------------
     The carrying amounts of federal funds purchased, Federal Home Loan Bank advances, and securities sold overnight under repurchase agreements approximate their fair values. The fair value of term national market repurchase agreements is estimated using a discounted cash flow calculation that applies current rates currently available to Peoples for repurchase agreements with similar terms.

     Long-term Borrowings:
     --------------------
     The fair value of long-term borrowings is estimated using discounted cash flow analysis based on rates currently available to Peoples for borrowings with similar terms.

     Trust Preferred Securities:
     ---------------------------
     The fair value of the Trust Preferred Securities is estimated using discounted cash flow analysis based on current market rates of securities with similar risk and remaining maturity.

     Interest Rate Contracts:
     ------------------------

     Fair values for interest rate contracts are based on quoted market prices.

     Financial Instruments:
     ----------------------
     The fair value of loan commitments and standby letters of credit is estimated using the fees currently charged to enter into similar agreements considering the remaining terms of the agreements and the counter parties' credit standing. The estimated fair value of these commitments approximates their carrying value.

     The estimated fair values of Peoples' financial instruments at December 31 are as follows:
                                             2002                   2001
                                       Carrying   Fair     Carrying      Fair
   (Dollars in Thousands)               Amount   Value      Amount       Value
   Financial assets:
   Cash and cash equivalents       $  55,550   $  55,550  $  32,838    $  32,838
   Investment securities             412,100     412,100    330,364      330,364
   Loans                             837,805     867,463    760,499      782,334

   Financial liabilities:
   Deposits                        $ 955,877   $ 970,833  $ 814,368    $ 823,172
   Short-term borrowings              48,183      48,397     56,052       56,054
   Long-term borrowings              203.829     209,326    192,448      230,872

   Other financial instruments:
   Trust Preferred Securities         29,090      28,678     29,056       26,913
   Interest rate contracts         $     485   $     485  $      39    $      39

     Bank premises and equipment, customer relationships, deposit base, banking center networks, and other information required to compute Peoples' aggregate fair value are not included in the above information. Accordingly, the above fair values are not intended to represent the aggregate fair value of Peoples.


3.  Investment Securities:
    ----------------------
     The following tables present the amortized costs, gross unrealized gains and losses and estimated fair value of securities available-for-sale at December 31. The portfolio contains no single issue (excluding U.S. government and U.S. agency securities) that exceeds 10% of stockholders' equity.


                                                                     Gross          Gross
(Dollars in Thousands)                             Amortized      Unrealized      Unrealized     Estimated
2002                                                 Cost            Gains          Losses       Fair Value
U.S. Treasury securities and obligations of
    U.S. government agencies and corporations    $      28,005             731  $         (89)  $     28,647
Obligations of states and political subdivisions        64,707           3,100             (1)        67,806
Mortgage-backed securities                             254,854           5,098           (141)       259,811
Other securities                                        54,482           2,615         (1,261)        55,836
-------------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $     402,048          11,544  $      (1,492)  $    412,100
=============================================================================================================

2001
U.S. Treasury securities and obligations of
    U.S. government agencies and corporations    $      65,023           1,299  $         (28)  $     66,294
Obligations of states and political subdivisions        49,547             483           (468)        49,562
Mortgage-backed securities                             164,557           2,171           (459)       166,269
Other securities                                        49,954           1,953         (3,668)        48,239
-------------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $     329,081           5,906  $      (4,623)  $    330,364
=============================================================================================================

2000
U.S. Treasury securities and obligations of
    U.S. government agencies and corporations    $     107,434             436  $      (1,851)  $    106,019
Obligations of states and political subdivisions        38,117             544           (154)        38,507
Mortgage-backed securities                             143,572             789           (856)       143,505
Other securities                                        45,988           1,511         (5,009)        42,490
-------------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $     335,111           3,280  $      (7,870)  $    330,521
=============================================================================================================

In 2002, 2001 and 2000, gross gains of $328,000,  $30,000 and $204,000 and gross losses of $112,000, $1,000 and $194,000 were realized, respectively. At December 31, 2002 and 2001, investment securities having a carrying value of $171,118,000 and $176,715,000, respectively, were pledged to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.

The following table presents the amortized costs, fair value, and weighted average yield of securities by maturity at December 31, 2002. The estimated maturities presented in the tables below may differ from the contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Rates are calculated on a taxable equivalent basis using a 35% federal income tax rate.


                                 U.S. Treasury        Obligations
                                securities and         of states                                          Total
                                obligations of            and            Mortgage-                      available-
                                U.S. government        political           backed           Other        for-sale
(Dollars in Thousands)            agencies           subdivisions       securities       securities    securities
     Within one year
        Amortized cost       $          7,834      $      1,770       $    12,509      $     2,506     $    24,169
        Fair value                      7,942             1,800            12,386            2,243          24,371
        Average yield                    6.79 %            6.77 %            6.51 %           5.49 %          6.51 %
     1 to 5 years
        Amortized cost       $          4,300      $      9,492       $    82,506      $     9,864     $   106,162
        Fair value                      4,629             9,984            84,247            9,830         108,690
        Average yield                    9.21 %            6.80 %            4.94 %           7.35 %          5.50 %
     5 to 10 years
        Amortized cost       $          2,821      $     34,113       $    16,731      $     3,452     $    57,117
        Fair value                      2,910            35,791            17,306            3,335          59,342
        Average yield                    6.19 %            6.85 %            6.26 %           5.10 %          6.54 %
     Over 10 years
        Amortized cost       $         13,050      $     19,332       $   143,558      $    38,660     $   214,600
        Fair value                     13,166            20,231           145,872           40,428         219,697
        Average yield                    5.63 %            6.86 %            5.77 %           7.37 %          6.15 %
     -----------------------------------------------------------------------------------------------------------------
     Total amortized cost    $         28,005      $     64,707       $   254,854      $    54,482     $   402,048
     Total fair value        $         28,647      $     67,806       $   259,811      $    55,836     $   412,100
     Total average yield                 6.56 %            6.85 %            5.57 %           7.13 %          6.05 %
     =================================================================================================================


4.  Loans:
    ------
     Peoples  primarily   focuses  on  lending   opportunities  in  central  and
     southeastern Ohio, northern West Virginia, and northeastern Kentucky markets. Loans are comprised of the following at December 31:

     (Dollars in Thousands)                                2002            2001
     Commercial, financial, and agricultural      $     392,528   $     343,800
     Real estate, construction                           16,231          14,530
     Real estate, mortgage                              331,948         295,944
     Consumer                                           103,635         111,912
     Credit card                                          6,549           6,670
     ==========================================================================
          Total loans                             $     850,891   $     772,856
     ==========================================================================


     A majority of the portfolio consists of retail lending, which includes single-family residential mortgages and other consumer lending. Peoples' largest groups of business loans consist of credits to assisted living facilities/nursing homes, as well as lodging and lodging related companies. Assisted living facilities/nursing homes loans totaled $52,660,000 and $41,015,000 at December 31, 2002 and 2001, respectively. Loans to lodging and lodging related companies totaled $43,889,000 and $43,967,000 at December 31, 2002 and 2001, respectively. These credits were subjected to Peoples' normal commercial underwriting standards and did not present more than the normal amount of risk assumed in other lending areas. Peoples does not extend credit to any single borrower or group of related borrowers in excess of the legal lending limit of its subsidiary bank.

     In the normal course of its business, Peoples Bank has granted loans to executive officers and directors of Peoples and to their associates. Related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectibility. The following is an analysis of activity of related party loans for the year ended December 31, 2002:

     (Dollars in Thousands)
     Balance, January 1, 2002               $      22,192
     New loans and disbursements                   13,277
     Repayments                                   (11,651)
     Other changes                                    529
     -----------------------------------------------------
     Balance, December 31, 2002             $      24,347
     =====================================================

     Changes in the allowance for loan losses for each of the three years in the period ended December 31, 2001, were as follows:

(Dollars in Thousands)                        2002          2001          2000
Balance, beginning of year             $    12,357   $    10,930   $    10,264
Charge-offs                                (4,328)       (2,638)       (2,061)
Recoveries                                     686           439           405
-------------------------------------------------------------------------------
     Net charge-offs                       (3,642)       (2,199)       (1,656)
Provision for loan losses                    4,067         2,659         2,322
Allowance for loan losses acquired             304           967             -
-------------------------------------------------------------------------------
          Balance, end of year         $    13,086   $    12,357   $    10,930
===============================================================================

     Impaired loans totaled $9,642,000 at December 31, 2002, including $1,719,000 of impaired loans for which the related allowance for loan losses was $493,000. At December 31, 2001, impaired loans totaled $7,955,000, including $2,708,000 of impaired loans for which the related allowance for loan losses was $1,015,000. Peoples' average investment in impaired loans was $8,732,000 in 2002 and $7,795,000 in 2001.


5.  Bank Premises and Equipment:
    ----------------------------
     The major categories of bank premises and equipment and accumulated depreciation are summarized as follows at December 31:

     (Dollars in Thousands)                          2002              2001
     Land                                  $        3,643     $       3,130
     Building and premises                         20,922            19,159
     Furniture, fixtures and equipment             12,415            11,981
     -----------------------------------------------------------------------
                                                   36,980            34,270
        Accumulated depreciation                 (18,922)          (17,901)
     -----------------------------------------------------------------------
     Net book value                        $       18,058     $      16,369
     =======================================================================

     Peoples depreciates its building and premises and furniture, fixtures and equipment over estimated useful lives ranging from 5 to 40 years and 2 to 10 years, respectively. Depreciation expense was $2,025,000, $1,943,000 and $1,957,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

     Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods ranging from two to ten years. The future minimum payments under noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2002:

                        (Dollars in Thousands)
                         2003                            $          277
                         2004                                       275
                         2005                                       282
                         2006                                       253
                         2007                                       214
                   Thereafter                                     2,075
                  ------------------------------------------------------
                        Total minimum lease payments     $        3,376
                  ======================================================

     Rent expense was  $286,000,  $288,000 and $341,000 in 2002,  2001 and 2000,
     respectively.


6.  Deposits:
    ---------
     Included in interest-bearing deposits are various time deposit products. The maturities of time deposits for each of the next five years and thereafter are as follows: $197,366,000 in 2003; $71,027,000 in 2004;
     $67,321,000 in 2005; $5,426,000 in 2006;  $67,576,000 in 2007; and $293,000
     thereafter.

     Deposits from related parties approximated $14.8 million and $22.3 million at December 31, 2002 and 2001, respectively.


 7.  Short-term Borrowings:
     ----------------------
     Peoples  utilizes  various  short-term  borrowings  as  sources  of  funds,
     including   Federal  Home  Loan  Bank  ("FHLB")   advances  and  repurchase
     agreements. Short-term borrowings are summarized as follows:


                                                                                National
                                                              Retail             Market                             Other
                                        Federal Funds       Repurchase         Repurchase          FHLB           Short-Term
   (Dollars in Thousands)                 Purchased         Agreements         Agreements        Advances         Borrowings
   2002
   Ending balance                     $             -   $         22,083   $          9,100   $           -   $         17,000
   Average balance                                 28             23,351              8,427          12,626              9,408
   Highest month end balance                        -             26,693              9,100          49,000             17,000
   Interest expense - YTD                           1                318                312             234                316
   Weighted average interest rate:
         End of year                                - %             0.93 %             3.70 %             - %             2.91 %
         During the year                         3.57               1.36               3.70            1.85               3.36

   2001
   Ending balance                     $             -   $         23,752   $              -   $      32,300   $              -
   Average balance                                 16             25,630             12,612          33,247                  -
   Highest month end balance                       10             28,950             25,800          56,586                  -
   Interest expense - YTD                           1                911                666           1,665                  -
   Weighted average interest rate:
         End of year                                - %             1.95 %                - %          2.05 %                - %
         During the year                         6.25               3.55               5.28            5.01                  -

   2000
   Ending balance                     $           162   $         28,767   $         25,800   $      65,186   $              -
   Average balance                                209             31,162             27,497          40,454                  -
   Highest month end balance                      587             35,572             34,010          69,586                  -
   Interest expense - YTD                          12              1,675              1,779           2,696                  -
   Weighted average interest rate:
         End of year                             5.21 %             4.24 %             6.68 %          6.75 %                - %
         During the year                         5.74               5.38               6.37            6.55                  -

     The FHLB advances are collateralized by mortgage-backed securities and loans. Peoples' national market repurchase agreements are with high quality, financially secure financial service companies. Other short-term borrowings include a short-term loan from an unrelated financial institution to fund an acquisition.

8.  Long-term Borrowings:
    ---------------------

     Long-term borrowings consisted of the following at December 31:

     (Dollars in Thousands)                                                 2002                2001
     Term note payable, at LIBOR (parent company)                  $       1,500       $       1,800
     Federal Home Loan Bank advances, bearing interest at rates
          ranging from 3.75% to 5.63%                                    202,329             190,648
     ------------------------------------------------------------------------------------------------
               Total long-term borrowings                          $     203,829       $     192,448
     ================================================================================================

     The FHLB advances consist of various borrowings with maturities ranging from 10 to 20 years with initial fixed rate periods of one, two or three years. After the initial fixed rate period the FHLB has the option to convert each advance to a LIBOR based, variable rate advance, but Peoples may repay the advance in whole or in part, without a penalty, if the FHLB exercises its option. At all other times, Peoples' early repayment of any advance would be subject to a prepayment penalty. The advances are collateralized by Peoples' real estate mortgage portfolio, FHLB common stock owned by Peoples Bank, and other bank assets. The most restrictive requirement of the debt agreement requires Peoples to provide real estate mortgage loans as collateral in an amount not less than 150% of advances outstanding.

     The aggregate minimum annual retirements of long-term borrowings in the next five years and thereafter are as follows:

                        (Dollars in Thousands)
                        2003                            $     7,520
                        2004                                  6,128
                        2005                                  6,275
                        2006                                  6,454
                        2007                                  5,978
                  Thereafter                                171,476
                  --------------------------------------------------
                        Total long-term borrowings      $   203,829
                  ==================================================


9.  Employee Benefit Plans:
    -----------------------
     Peoples sponsors a noncontributory defined benefit pension plan which covers substantially all employees. The plan provides benefits based on an employee's years of service and compensation. Peoples' funding policy is to contribute annually an amount that can be deducted for federal income tax purposes. Plan assets consist primarily of U.S. Government obligations and collective stock and bond funds.

     Peoples also has a contributory benefit postretirement plan for former employees who were retired as of December 31, 1992. The plan provides health and life insurance benefits. Peoples' policy is to fund the cost of the benefits as they are incurred.

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 2002, and a statement of the funded status as of December 31, 2002 and 2001:

                                                        Pension                Postretirement
                                                       Benefits                    Benefits
(Dollars in Thousands)                             2002       2001             2002        2001
Change in benefit obligation:
Obligation at January 1                      $    8,262   $  6,976        $     696   $     869
Service cost                                        551        464                -           -
Interest cost                                       606        553               48          57
Plan participants' contributions                      -          -              114          97
Actuarial loss (gain)                             1,010        687                1         (66)
Benefit payments                                   (377)      (418)            (174)       (261)
Increase due to plan changes                         54          -                -           -
------------------------------------------------------------------------------------------------
Obligation at December 31                        10,106      8,262              685         696
------------------------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at January 1            7,614      7,253                -           -
Claims payable adjustment                             -          -                -           -
Actual return on plan assets                       (472)      (121)               -           -
Employer contributions                            1,000        900               60         164
Plan participants' contributions                      -          -              114          97
Benefit payments                                   (377)      (418)            (174)       (261)
------------------------------------------------------------------------------------------------
Fair value of plan assets at December 31          7,765      7,614                -           -
------------------------------------------------------------------------------------------------
Funded status:
Funded status at December 31                     (2,341)      (649)            (685)       (696)
Unrecognized transition obligation                    -         (8)               -           -
Unrecognized prior-service cost                      38        (25)              33          44
Unrecognized net gain                             3,767      1,516              156         162
------------------------------------------------------------------------------------------------
Accrued benefit cost                         $    1,464   $    834        $    (496)  $    (490)
================================================================================================

     The following table provides the components of net periodic benefit cost for the plans:

                                               Pension Benefits                Postretirement Benefits
(Dollars in Thousands)                    2002        2001        2000        2002        2001        2000
Service cost                          $    550    $    464    $    410
Interest cost                              606         553         525    $     48    $     57    $     62
Expected return on plan assets            (769)       (689)       (648)          -           -           -
Amortization of transition asset            (8)         (8)         (8)          -           -           -
Amortization of prior service cost          (9)         (9)         (9)          -           -           -
Amortization of net loss                     -          -            -          17          16          15
-----------------------------------------------------------------------------------------------------------
Net periodic benefit cost             $    370    $    311    $    270    $     65    $     73    $     77
===========================================================================================================


     The assumptions used in the measurement of Peoples' benefit obligation at December 31 are shown in the following table:

                                        Pension Postretirement
                                            Benefits              Benefits
                                        2002      2001        2002      2001
        Discount rate                   6.75 %    7.25 %      6.75 %    7.25 %
        Expected return on plan assets  8.50      9.00         n/a       n/a
        Rate of compensation increase   4.00      4.00         n/a       n/a

     For measurement purposes, a 10% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2002, grading down 1% per year to an ultimate rate of 5%. The health care trend rate assumption does not have a significant effect on the contributory defined benefit postretirement plan; therefore, a one percentage point change in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.

     Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants the opportunity to save for retirement on a tax-deferred basis. In addition, Peoples makes matching contributions equal to 100% of participants' contributions that do not exceed 3% of the participants' compensation plus 50% of participants' contributions between 3% and 5% of he participants' compensation. Matching contributions made by Peoples totaled $413,000, $356,000 and $324,000 for the years ended December 31, 2002, 2001 and 2000, respectively.


10.  Federal Income Taxes:
     ---------------------
     The effective federal income tax rate in the consolidated statement of income is less than the statutory corporate tax rate due to the following:


                                                                       Year ended December 31
                                                                2002           2001           2000
Statutory corporate tax rate                                     35.0 %         35.0 %         35.0 %
Differences in rate resulting from:
    Interest on obligations of state and political               (3.6)          (3.4)          (3.6)
subdivisions
    Investments in low-income housing tax credit funds           (2.2)          (3.0)          (2.1)
    Business owned life insurance                                (2.0)          (1.0)             -
    Other, net                                                    0.2            2.8            0.4
-------------------------------------------------------------------------------------------------------
            Effective federal income tax rate                    27.4 %         30.4 %         29.7 %
=======================================================================================================


The significant components of Peoples' deferred tax assets and liabilities consisted of the following at December 31:

     (Dollars in Thousands)                          2002           2001
     Deferred tax assets:
          Allowance for loan losses           $     4,987     $    4,288
          Accrued employee benefits                   318            459
          Deferred loan fees and costs                222            129
          Other                                       216            294
     --------------------------------------------------------------------
             Total deferred tax assets              5,743          5,170
     --------------------------------------------------------------------

     Deferred tax liabilities:
          Bank premises and equipment                 (24)           735
          Deferred Income                           1,502            700
          Investments                               1,910          1,685
          Available-for-sale securities             3,470            450
          Other                                        88             59
     --------------------------------------------------------------------
             Total deferred tax liabilities         6,946          3,629
     --------------------------------------------------------------------
             Net deferred tax (liability)     $    (1,203)    $    1,541
             asset
     ====================================================================

     The  related   federal  income  tax  expense  on  securities   transactions
     approximated $77,000 in 2002, $10,000 in 2001 and $4,000 in 2000.


11.  Financial Instruments with Off-Balance Sheet Risk:
     --------------------------------------------------
     In the normal course of business, Peoples is party to financial instruments with off-balance sheet risk necessary to meet the financing needs of customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, and interest rate caps. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of these instruments express the extent of involvement Peoples has in these financial instruments.

     Loan Commitments and Standby Letters of Credit:
     -----------------------------------------------
     Loan commitments are made to accommodate the financial needs of Peoples' customers. Standby letters of credit commit Peoples to make payments on behalf of customers when certain specified future events occur. Historically, most loan commitments and standby letters of credit expire unused. Peoples' exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Peoples uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

     The total amounts of loan commitments and standby letters of credit are summarized as follows at December 31:

                                               Contractual Amount
     (Dollars in Thousands)                           2002            2001
     Loan commitments                          $   103,462     $    78,275
     Standby letters of credit                       7,632           7,135
     Unused credit card limits                      21,216          21,066

     Interest Rate Contracts:
     ------------------------
     Peoples has entered into interest rate contracts with unaffiliated financial institutions as a means of managing the risk of changing interest rates. These interest rate contracts subject Peoples to the risk that the counter-parties may fail to perform. In order to minimize such risk, Peoples deals only with high-quality, financially secure financial institutions.

     At December 31, 2002, Peoples held an option to initiate an interest rate swap beginning on October 19, 2002, and continuing on a quarterly basis until its expiration in July 2009. Under the terms of the interest rate swap, Peoples would receive LIBOR based variable rate payments and pay fixed rate payments to a counter-party, computed on a notional amount of $17 million. Peoples entered into this interest rate contract to hedge a $17 million long-term, fixed rate FHLB advance, which could convert to a variable rate at the FHLB's discretion. At December 31, 2002, Peoples had not exercised its option under this interest rate contract since the advance remained a fixed rate advance.

     At December 31, 2002, Peoples also had in place interest rate cap contracts with notional amounts of $20 million. Under these interest rate cap contracts, Peoples is entitled to receive cash from counter-parties for interest rate differentials between an index rate and a specified rate, computed on notional amounts. These contracts expire as follows: $10 million in September 2003 and $10 million in September 2004.

     Other:
     ------
     Peoples also has commitments to make additional capital contributions in low income housing projects. Such commitments approximated $5.7 million at December 31, 2002, and $7.0 million at December 31, 2001.


12. Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust Holding Solely Debentures of the Corporation:
     ------------------------------------------------------------------
     The corporation-obligated mandatorily redeemable capital securities (the "Capital Securities" or "Trust Preferred Securities") of subsidiary trusts holding solely junior subordinated debt securities of the Corporation (the "debentures") were issued by statutory business trusts, of which 100% of the common equity in the trust is owned by Peoples Bancorp. The trusts were formed for the purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the trusts are the sole assets of those trusts. Distributions on the capital securities issued by the trusts are payable semiannually at a rate per annum equal to the interest rate being earned by the trusts on the debentures held by that trusts and are recorded as non-interest expense by Peoples. Peoples has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The capital securities issued by a statutory business trusts are summarized as follows at December 31:

     (Dollars in thousands)                                                            2002         2001
     Capital securities of PEBO Capital Trust I, 8.62%, due May 1, 2029,
        net of unamortized issuance costs                                      $     22,310   $   29,056

     Capital securities of PEBO Capital Trust II, 3-month LIBOR + 3.70%,
        due April 22, 2032,                                                           6,780            -
     ----------------------------------------------------------------------------------------------------
     Total capital securities                                                        29,090       29,056
     ====================================================================================================
     Total capital securities qualifying for Tier 1 capital                          29,090       29,056
     ====================================================================================================

     The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The debentures held by PEBO Capital Trust I are first redeemable, in whole or in part, by the Corporation on May 1, 2009. The debentures held by PEBO Capital Trust II are first redeemable, in whole or in part, by the Corporation on April 22, 2007.


     13.  Regulatory Matters:
     -------------------
     The following is a summary of certain regulatory matters affecting Peoples Bancorp and its subsidiaries:

     Limits on dividends:
     --------------------
     The primary source of funds for the dividends paid by Peoples Bancorp is dividends received from its banking subsidiary. The payment of dividends by banking subsidiaries is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years. At December 31, 2002, approximately $3.9 million of retained net profits of the banking subsidiary plus its retained net profits through the dividend date of the banking subsidiary were available for the payment of dividends to Peoples Bancorp without regulatory approval.

     Capital Requirements:
     ---------------------
     Peoples Bancorp and its banking subsidiary are subject to various regulatory capital requirements administered by the banking regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Peoples and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of each entity's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Peoples' and its banking subsidiary's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require Peoples and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Peoples and its banking subsidiary met all capital adequacy requirements at December 31, 2002.

     As of December 31, 2002, the most recent notifications from the banking regulatory agencies categorized Peoples and its banking subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Peoples Bancorp and its banking subsidiary must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Peoples' or its banking subsidiary's category.

     Peoples Bancorp's and its banking subsidiary's, Peoples Bank, actual capital amounts and ratios as of December 31 are also presented in the following table:


     (Dollars in Thousands)                                                                        Well Capitalized Under
                                                                                                       Prompt Corrective
                                            Actual                   For Capital Adequacy               Action Provision
     2002                            Amount         Ratio            Amount        Ratio              Amount         Ratio
     Total Capital (1)
         Peoples                 $     151,454        16.8 %    $       72,165         8.0 %    $      90,206         10.0 %
         Peoples Bank                  122,380        13.7              71,561         8.0             89,451         10.0
     ------------------------------------------------------------------------------------------------------------------------

     Tier 1 (2)
         Peoples                       139,208        15.4              36,082         4.0             54,124          6.0
         Peoples Bank                  111,135        12.4              35,780         4.0             53,671          6.0
     ------------------------------------------------------------------------------------------------------------------------

     Tier 1 Leverage (3)
         Peoples                       139,208        10.6              52,710         4.0             65,887          5.0
         Peoples Bank                  111,135         8.3              53,420         4.0             66,775          5.0
     ------------------------------------------------------------------------------------------------------------------------

     Total Capital (1)
         Peoples                 $     116,114        14.2 %    $       65,353         8.0 %    $      81,691         10.0 %
         Peoples Bank                  105,292        13.0              64,881         8.0             81,101         10.0
     ------------------------------------------------------------------------------------------------------------------------

     Tier 1 (2)
         Peoples                       105,065        12.9              32,676         4.0             49,014          6.0
         Peoples Bank                   95,127        11.7              32,440         4.0             48,661          6.0
     ------------------------------------------------------------------------------------------------------------------------

     Tier 1 Leverage (3)
         Peoples                       105,065         9.2              45,756         4.0             57,195          5.0
         Peoples Bank                   95,127         8.3              45,694         4.0             57,118          5.0
     ------------------------------------------------------------------------------------------------------------------------

     (1) Ratio represents total capital to net risk-weighted assets.
     (2) Ratio represents Tier 1 capital to net risk-weighted assets.
     (3) Ratio represents Tier 1 capital to average assets.


14.  Federal Reserve Requirements:
     -----------------------------
     Peoples Bank is required to maintain a certain level of reserves consisting of non-interest bearing balances with the Federal Reserve Bank and cash on hand. The reserve requirement is calculated on a percentage of total deposit liabilities and averaged $6,743,000 for the year ended December 31, 2002.


15.  Acquisitions:
     -------------
     On December 2, 2002, Peoples announced it had signed a definitive agreement and plan of merger with Kentucky Bancshares Incorporated ("Kentucky Bancshares") providing for the acquisition of Kentucky Bancshares by Peoples. In the agreement, Peoples proposes to use a combination of cash and Peoples' common shares as consideration for all of the issued and outstanding shares of Kentucky Bancshares common stock. The aggregate value of the transaction is not expected to exceed $31.4 million, of which approximately half would be paid in cash and half in Peoples' common shares, dependent upon the market price of Peoples' common shares.

     Kentucky Bancshares' banking subsidiary, Kentucky Bank & Trust, operates five offices in Kentucky's Boyd and Greenup Counties in the communities of Ashland, Russell, Flatwoods, Greenup and South Shore. Peoples plans to operate these offices as full-service banking offices of Peoples Bank upon completion of the merger. At December 31, 2002, Kentucky Bancshares had total assets of $127 million, total loans of $78 million, total deposits of $99 million, and trust assets under management of $197 million. This acquisition is contingent upon regulatory approval, as well as approval of the shareholders of Kentucky Bancshares. Management anticipates completing this transaction during the second quarter of 2003. Concurrent with this acquisition, Peoples will close the existing Russell, Kentucky Office.

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

     On June 14, 2002, Peoples completed the acquisition of First Colony Bancshares, Inc. ("First Colony"), the holding company of The Guernsey Bank, f.s.b, a federal savings bank based in Cambridge, Ohio. As part of the transaction, Peoples acquired full-service offices in Cambridge (two offices), Byesville, and Quaker City in Ohio's Guernsey County and Flushing in Ohio's Belmont County, involving total loans of $65 million, total deposits of $98 million and total retail overnight repurchase agreements of $6 million. Peoples did not acquire Guernsey Bank's full-service banking office or loan production office in Worthington, Ohio, which continue to serve its customers and retained "The Guernsey Bank" name under a new banking charter.

     The acquisitions in 2002 were accounted for under the purchase method of accounting. The balances and operations of acquired businesses are included in Peoples' financial statements from the date of acquisition and do not materially impact Peoples' financial position, results of operations or cash flows for any period presented.

     In addition, Peoples made several other acquisitions in prior years accounted for under the purchase method of accounting. The purchase prices of these acquisitions were allocated to the identifiable tangible and intangible assets acquired based upon their fair value at the acquisition date.


16.  Stock Options:
     --------------
     Peoples' stock option plans provide for the granting of both incentive stock options and non-qualified stock options covering up to 1,537,465 common shares. Under the provisions of the plans, the option price per share shall not be less than the fair market value of the common shares on the date of grant of such option; therefore, no compensation expense is recognized. Recent options granted to employees vest over periods ranging from three to six years. Options granted to directors of Peoples Bancorp and Peoples Bank vest in one year. All granted options to both employees and directors expire ten years from the date of grant.

     The following summarizes Peoples' stock options as of December 31, 2002, 2001 and 2000, and the changes for the years then ended:

                                           2002                          2001                         2000
                                ---------------------------   ---------------------------  ---------------------------
                                                Weighted                      Weighted                     Weighted
                                                 Average                       Average                      Average
                                   Number       Exercise        Number        Exercise        Number       Exercise
                                 of Shares        Price        Of Shares        Price       of Shares        Price
                                ---------------------------   ---------------------------  ---------------------------
Outstanding at January 1             609,662   $     14.15        714,379    $     13.57        695,195   $     13.29
Granted                               82,275         24.70          7,040          15.89         94,558         14.22
Exercised                             97,646         12.76         82,072           8.07         51,850          8.72
Canceled                                 978         14.55         29,685          16.97         23,525         18.43
----------------------------------------------------------------------------------------------------------------------
Outstanding at December 31           593,313         15.84        609,662          14.15        714,379         13.57
======================================================================================================================

Exercisable at December 31           336,669         13.86        373,746          12.92        430,096         11.64
=====================================================================================================================

Weighted average estimated fair value of
options granted during the year                $      7.95                   $      3.48                  $      3.38
======================================================================================================================

     The following summarizes information concerning Peoples' stock options outstanding at December 31, 2002:



                                    Options Outstanding                        Options Exercisable
                     ---------------------------------------------------  -------------------------------
                                          Weighted
                                           Average           Weighted                         Weighted
                         Option           Remaining           Average                          Average
   Range of              Shares          Contractual         Exercise        Number           Exercise
Exercise Prices        Outstanding          Life               Price       Exercisable          Price
                     ---------------------------------------------------  -------------------------------
 $6.59 to  $8.80         145,161       1.8 years      $        8.69         145,161    $        8.69
 $8.84 to $14.26         123,708       6.4 years              13.88          47,477            13.28
$14.27 to $17.27         108,954       6.4 years              15.79          25,929            15.89
$17.32 to $19.93         124,083       5.1 years              19.69         105,900            19.75
$20.57 to $30.00          91,407       8.8 years              24.67          12,202            22.27


17.  Parent Company Only Financial Information:
     ------------------------------------------

Condensed Balance Sheets                                                                  December 31,
(Dollars in Thousands)                                                               2002             2001
Assets:
Cash                                                                            $         50     $          50
Interest bearing deposits in subsidiary bank                                          40,618             5,057
Receivable from subsidiary bank                                                          209             1,779
Investment securities:  Available-for-sale (amortized cost of $1,981 and
    $4,909 at December 31, 2002 and 2001, respectively)                                4,034             6,755
Investments in subsidiaries:
         Bank                                                                        132,729            97,658
         Non-bank                                                                     19,784            13,998
Other assets                                                                           1,535             2,575
---------------------------------------------------------------------------------------------------------------
             Total assets                                                       $    198,959     $     127,872
===============================================================================================================

Liabilities:
Accrued expenses and other liabilities                                          $      2,990     $       2,089
Dividends payable                                                                      1,196             1,073
Short-term borrowings                                                                 17,000                 -
Long-term borrowings                                                                   1,500             1,800
---------------------------------------------------------------------------------------------------------------
            Total liabilities                                                         22,686             4,962
---------------------------------------------------------------------------------------------------------------

Guaranteed preferred beneficial interests in junior subordinated debentures           29,090            29,056

Stockholders' equity                                                                 147,183            93,854
---------------------------------------------------------------------------------------------------------------
            Total liabilities, beneficial interests and stockholders' equity    $    198,959     $     127,872
===============================================================================================================



Consolidated Statements of Income                                                       Year ended December 31,
(Dollars in Thousands)                                                           2002             2001            2000
Income:
Dividends from subsidiary bank                                               $    10,200     $     29,125    $      4,900
Interest                                                                             389              182             299
Dividends from other subsidiaries                                                      -               80              80
Rental income from subsidiaries                                                       55               55               -
Management fees from subsidiaries                                                      -                -             989
Other                                                                                831              911              28
--------------------------------------------------------------------------------------------------------------------------
     Total income                                                                 11,475           30,353           6,296
--------------------------------------------------------------------------------------------------------------------------

Expenses:
Trust Preferred Securities expense                                                 2,420            2,621           2,623
Interest                                                                             361              101             162
Salaries and benefits                                                                  -                2           1,285
Other                                                                                978            1,167           1,042
--------------------------------------------------------------------------------------------------------------------------
     Total expenses                                                                3,759            3,891           5,112
--------------------------------------------------------------------------------------------------------------------------

Income before federal income taxes and equity in undistributed earnings of
    (excess dividends from) subsidiaries                                           7,716           26,462           1,184
Applicable income tax benefit                                                       (700)            (509)         (1,267)
Equity in undistributed earnings of (excess dividends from) subsidiaries          10,336          (14,636)          8,675
--------------------------------------------------------------------------------------------------------------------------
            Net income                                                       $    18,752     $     12,335    $     11,126
==========================================================================================================================


Statements of Cash Flows                                                                Year ended December 31,
(Dollars in Thousands)                                                              2002            2001             2000
Cash flows from operating activities:
Net income                                                                   $    18,752     $    12,335     $     11,126
Adjustment to reconcile net income to cash provided by operations:
    Amortization and depreciation                                                     48             206              205
    (Equity in undistributed earnings of) excess dividends from subsidiaries     (10,336)         14,636           (8,675)
    Other, net                                                                       920             478             (961)
--------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                9,384          27,655            1,695
--------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Proceeds from sales of (purchases of) investment securities                        1,102         (2,000)              310
Net (expenditures for) proceeds from sale of premises and equipment                  (18)             13              (39)
Investment in subsidiaries                                                       (21,521)        (14,634)               -
Investment in tax credit funds                                                    (1,315)           (400)            (400)
--------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                  (21,752)        (17,021)            (129)
--------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from issuance of Trust Preferred Securities                               7,000               -                -
Repurchase of Trust Preferred Securities                                          (6,150)              -                -
Proceeds from short-term borrowings                                               17,000               -                -
Payments on long-term borrowings                                                    (300)           (300)            (300)
Purchase of treasury stock                                                          (244)         (3,804)          (2,717)
Change in receivable from subsidiary                                               1,570            (468)             249
Proceeds from issuance of common stock                                            33,230             477              389
Cash dividends paid                                                               (4,177)         (3,593)          (3,262)
--------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by financing activities                     47,929          (7,688)          (5,641)
--------------------------------------------------------------------------------------------------------------------------
          Net increase (decrease) in cash                                         35,561           2,946          (4,075)
Cash and cash equivalents at the beginning of the year                             5,107           2,161            6,236
--------------------------------------------------------------------------------------------------------------------------
          Cash and cash equivalents at the end of the year                   $    40,668     $     5,107     $      2,161
==========================================================================================================================

Supplemental cash flow information:
    Interest paid                                                            $       361     $       101     $        162
--------------------------------------------------------------------------------------------------------------------------


18.  Subsequent Events:
     ------------------
     On December 19, 2002, Peoples completed the sale of 1,440,000 common shares through a firm commitment underwritten offering, generating capital of $32.1 million after offering expense. On January 3, 2003, Peoples sold 216,000 common shares in conjunction with the option granted to the underwriters to cover over-allotments, generating capital of $4.8 million. In January 2003, Peoples used $16 million of the net proceeds to increase Peoples Bank's capital position. Peoples intends to use the remaining net proceeds for general corporate purposes, which may include the repayment of outstanding indebtedness, mergers, acquisitions and other strategic investments.

     In December 2002, Peoples initiated an asset growth strategy to offset the dilutive impact of the Common Stock Offering, thereby leveraging Peoples' increased capital levels ("Leverage Strategy"). As a result of this Leverage Strategy, total earning assets, particularly mortgage-backed investment securities, increased by $260 million in January 2003 compared to the year-end 2002 balance. Peoples funded the investment purchases using $187 million of wholesale market repurchase agreements at an average cost of 2.92%, $58 million of FHLB advances at an average cost of 2.15% and $15 million from the Common Stock Offering.


19.  Summarized Quarterly Information (Unaudited):
     ---------------------------------------------
     A summary of selected quarterly financial information for 2002 and 2001 follows:

(Dollars in Thousands, except Per Share                                       2002
Data)
                                                  First             Second            Third             Fourth
                                                 Quarter           Quarter           Quarter            Quarter
Interest income                              $       20,315    $       20,312    $       21,683     $      20,658
Interest expense                                      8,156             7,801             8,545             8,468
Net interest income                                  12,159            12,511            13,138            12,190
Provision for possible loan losses                      861               980             1,182             1,044
Gains (losses) on securities transactions                51                 -                51               114
Asset disposals (losses) gains                           (7)               (7)                -               (58)
Gain on sale of loans                                     -                 -                22               135
Other income                                          3,283             3,633             4,044             3,975
Intangible asset amortization                           111               112               208               215
Other expenses                                        8,566             8,437             9,271             9,046
Income taxes                                          1,665             1,845             1,798             1,551
Income before extraordinary gain                      4,283             4,763             4,796             4,500
Extraordinary gain on early debt
   extinguishment, net of tax expense                   410                 -                 -                 -
Net income                                            4,693             4,763             4,796             4,500
Earnings per share:
   Basic                                               0.60              0.60              0.61              0.55
   Diluted                                   $         0.59    $         0.59    $         0.59     $        0.54
Weighted average shares outstanding:
   Basic                                          7,841,605         7,873,795         7,896,633         8,116,691
   Diluted                                        7,979,461         8,102,047         8,150,003         8,344,996


                                                                              2001
                                                  First             Second            Third             Fourth
                                                 Quarter           Quarter           Quarter            Quarter
Interest income                              $       22,120    $       21,992    $       21,456     $      20,539
Interest expense                                     11,809            11,196            10,674             9,295
Net interest income                                  10,311            10,796            10,782            11,244
Provision for possible loan losses                      675               675               675               634
Gains (losses) on securities transactions                 2                (1)               26                 2
Asset disposal gains (losses)                            20                 5               (12)               11
Net mark-to-market adjustment on
   interest rate caps                                  (173)               42                 -                 -
Other income                                          2,201             2,270             2,514             3,743
Intangible asset amortization                           566               582               582               617
Other expenses                                        7,385             7,586             7,535             8,559
Income taxes                                          1,139             1,264             1,321             1,653
Net income                                            2,596             3,005             3,197             3,537
Earnings per share:
   Basic                                               0.33              0.38              0.41              0.45
   Diluted                                   $         0.32    $         0.37    $         0.40     $        0.45
Weighted average shares outstanding:
   Basic                                          7,903,704         7,951,379         7,889,519         7,824,590
   Diluted                                        8,009,473         8,068,643         8,033,685         7,944,450


REPORT OF INDEPENDENT AUDITORS

     To the Stockholders and Board of Directors:
     -------------------------------------------
     We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of Peoples' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Bancorp Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, in 2002 Peoples changed its method of accounting for goodwill.


                                         /s/ ERNST & YOUNG LLP


      Charleston, West Virginia
      January 24, 2003

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

Directors of Peoples include those persons identified under "Election of Directors" on pages 5 and 8 of Peoples' definitive Proxy Statement relating to Peoples' Annual Meeting of Shareholders to be held April 10, 2003 ("Peoples' definitive Proxy Statement"), which section is incorporated by reference.

The information regarding Peoples' executives officers required under this item is included under Part I of this Form 10-K.

The information required to be disclosed under Item 405 of Regulation S-K is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 4 of Peoples' definitive Proxy Statement, which is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

See "Compensation of Executive Officers and Directors" on pages 11 through 14 of Peoples' definitive Proxy Statement relating to Peoples' Annual Meeting of Shareholders to be held on April 10, 2003, which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
----------------------------------------------------------------------------

See "Security Ownership of Certain Beneficial Owners and Management" on pages 2 through 4 of Peoples' definitive Proxy Statement relating to Peoples' Annual Meeting of Shareholders to be held on April 10, 2003, which section is incorporated by reference.

EQUITY COMPENSATION PLAN INFORMATION
The table provides information as of December 31, 2002, with respect to compensation plans under which common shares of Peoples are authorized for issuance to directors, officers or employees in exchange for consider in the form of goods or services. These compensation plans include: (i) the Peoples Bancorp Inc. 1993 Stock Option Plan (the "1993 Plan"); (ii) the Peoples Bancorp Inc. 1995 Stock Option Plan (the "1995 Plan"); (iii) the Peoples Bancorp Inc. 1998 Stock Option Plan (the "1998 Plan"); (iv) the Peoples Bancorp Inc. 2002 Stock Option Plan (the "2002 Plan"); and (v) the Peoples Bancorp Inc. Deferred Compensation Plan for Directors of Peoples Bancorp Inc and subsidiaries (the "Deferred Compensation Plan"). All of these compensation plans were approved by Peoples' shareholders.

                                                                                            (c)
                                                  (a)                                 Number of common
                                               Number of                             shares available for
                                             common shares           (b)            future issuance under
                                             to be issued upon      Weighted         equity compensation
                                               exercise of       average exercise      plans (excluding
                                               outstanding       price ofissuance       common shares
                                             optpions, warrants    outstanding       reflected in column
Plan Category                                    and rights          options                 (a))
-------------
Equity compensation plans approved by
shareholders                                      652,944(1)         $15.84(2)             496,465(3)

Equity compensations plans not approved
by shareholders                                         -                 -                      -
---------------------------------------------------------------------------------------------------------
Total                                             652,944            $15.84                496,465
=========================================================================================================

(1) Includes an aggregate of 593,313 common shares issuable upon exercise of options granted under the 1993 Plan, the 1995 Plan, the 1998 Plan and the 2002 Plan and 59,631 common shares credited to participants' accounts under the deferred compensation plan.

(2) Represents weighted-average exercise price of outstanding options under the 1993 Plan, the 1995 Plan, the 1998 Plan and the 2002 Plan.

(3) Includes 39,924 common shares, 17,714 common shares, 397,125 common shares and 41,702 common shares remaining available for issuance under the 1995 Plan, the 1998 Plan, the 2002 Plan and the Deferred Compensation Plan, respectively, at December 31, 2002. No shares were available for issuance under the 1993 Plan at December 31, 2002.


Additional information regarding Peoples' stock option plans can be found in
Note 16 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

See "Transactions Involving Management" on page 5 of Peoples' definitive Proxy Statement relating to Peoples' Annual Meeting of Shareholders to be held on April 10, 2003, which section is incorporated by reference.

ITEM 14: CONTROLS AND PROCEDURES
--------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Within ninety days prior to the filing date of this Annual Report on Form 10-K, Peoples under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of Peoples' disclosure controls and procedures, in accordance with Rules 13a-14 and 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to Peoples, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

CHANGES IN INTERNAL CONTROLS
No significant changes were made in Peoples' internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Rule 13a-15 of the Securities Act of 1934, referred to above.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------
a)(1) Financial Statements:
      ---------------------
         The following consolidated financial statements of Peoples Bancorp Inc. and subsidiaries are included in Item 8:

                                                                                                      Page
                                                                                                      ----
 Report of Independent Auditors (Ernst & Young LLP)                                                    59
 Consolidated Balance Sheets as of December 31, 2002 and 2001                                          36
 Consolidated Statements of Income for each of the three years ended December 31, 2002                 37
 Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2002   38
 Consolidated Statements of Cash Flows for each of the three years ended December 31, 2002             39
 Notes to the Consolidated Financial Statements                                                        40
 Peoples Bancorp Inc.: (Parent Company Only Financial Statements are included in
        Note 17 of the Notes to the Consolidated Financial Statements)                                 56


(a)(2) Financial Statement Schedules
       -----------------------------
          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3) Exhibits
       --------
          Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 66. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

(b)    Reports on Form 8-K:
       --------------------
          Peoples filed the following reports on Form 8-K during the three months ended December 31, 2002:

     1) Filed October 8, 2002 - News release announcing the completion of banking center acquisition.

     2) Filed October 15, 2002 - News release announcing Peoples' earnings for the third quarter of 2002.

     3) Filed November 14, 2002 - News release announcing the declaration of a $0.15 per share quarterly dividend by the Peoples' Board of Directors.

     4) Filed November 18, 2002 - News release announcing the offering of common shares. 5) Filed December 2, 2002 - News release announcing Peoples had signed a definitive agreement to acquire Kentucky Bancshares Incorporated. 6) Filed December 13, 2002 - Reporting that Peoples had entered into a loan agreement with First Tennessee Bank National Association on June 13, 2002. 7) Filed December 17, 2002 - News release announcing the sale of 1,440,000 common shares.

(c)    Exhibits
       --------
          Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 66.

(d)    Financial Statement Schedules
       -----------------------------
          None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PEOPLES BANCORP INC.

Date:  February 27, 2003          By:/s/ROBERT E. EVANS
                                        ----------------------------
                                        Robert E. Evans, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signatures                Title                      Date
                ----------                -----                      ----
/s/ ROBERT E. EVANS            President and Chief Executive  February 27, 2003
-----------------------------  Officer and Director           -----------------
Robert E. Evans

/s/ CARL BAKER, JR.            Director                       February 26, 2003
-----------------------------                                 -----------------
Carl Baker, Jr.

/s/ MARK F. BRADLEY            Executive Vice President       February 27, 2003
-----------------------------  Chief Inegration Office        -----------------
Mark F. Bradley                and Director

/s/ GEORGE E. BROUGHTON        Director                       February 27, 2003
-----------------------------                                 -----------------
George W. Broughton

/s/ FRANKL L. CHRISTY          Director                       Febryart 27, 2003
-----------------------------                                 -----------------
Frank L. Christy

/s/ WILFORD D. DIMIT           Director                       February 27, 2003
-----------------------------                                 -----------------
Wilford D. Dimit

/s/ REX E. MAIDEN              Director                       February 27, 2003
-----------------------------                                 -----------------
Rex E. Maiden

/s/ ROBERT W. PRICE            Director                       February 27, 2003
-----------------------------                                 -----------------
Robert W. Price

/s/ PAUL T. THEISEN            Director                       February 27, 2003
-----------------------------                                 -----------------
Paul T. Theisen

/s/ THOMAS C. VADAKIN          Director                       February 27, 2003
-----------------------------                                 -----------------
Thomas C. Vadakin

/s/ JOSEPH H. WESEL            Chairman of the Board          February 27, 2003
-----------------------------  and Director                   -----------------
Joseph H. Wesel

/s/ JOHN W. CONLON             Chief Financial Officer        February 27, 2003
-----------------------------  and Treasurer                  -----------------
John W. Conlon                 (Principal Accounting Officer)

/s/ GARY L. KRIECHBAUM         Controller                     February 27, 2003
-----------------------------                                 -----------------
Gary L. Kriechbaum

                                 CERTIFICATIONS
                                 --------------
I, Robert E. Evans, certify that:

1.      I have reviewed this annual report on Form 10-K of Peoples Bancorp Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 27, 2003           By:/s/ ROBERT E. EVANS
                                          -------------------------------------
                                          Robert E. Evans
                                          President and Chief Executive Officer


I, John W. Conlon, certify that:

7.      I have reviewed this annual report on Form 10-K of Peoples Bancorp Inc.;

8. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 27, 2003                 By:/s/ JOHN W. CONLON
                                                -----------------------
                                                John W. Conlon
                                                Chief Financial Officer


                                  EXHIBIT INDEX


                 PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2002


 Exhibit
  Number                         Description                                           Exhibit Location
----------- -------------------------------------------------------  -----------------------------------------------------
        2    Agreement and Plan of Acquisition and Merger dated       Incorporated herein by reference to Exhibit 2 of
             as of November 29, 2002, by and between Peoples          Peoples' Current Report on Form 8-K filed December
             Bancorp Inc. ("Peoples") and Kentucky Bancshares         2, 2002 (File No. 0-16772).
             Incorporated.

  3(a)(1)    Amended Articles of Incorporation of Peoples Bancorp     Incorporated herein by reference to Exhibit 3(a) to
             Inc. (as filed with the Ohio Secretary of State on       Peoples' Registration Statement on Form 8-B
             May 3, 1993).                                            filed July 20, 1993 (File No. 0-16772).

  3(a)(2)    Certificate of Amendment to the Amended Articles of      Incorporated herein by reference to Exhibit
             Peoples Bancorp Inc. (as filed with the Ohio             3(a)(2) to Peoples' Annual Report on Form 10-K for
             Secretary of State on April 22, 1994).                   fiscal year ended December 31, 1997 (File No.
                                                                      0-16772)(the "1997 Form 10-K").

  3(a)(3)    Certificate of Amendment to the Amended Articles of      Incorporated herein by reference to Exhibit
             Peoples Bancorp Inc. (as filed with the Ohio             3(a)(3) to Peoples' 1997 Form 10-K.
             Secretary of State on April 9, 1996).

  3(a)(4)    Amended Articles of Incorporation of Peoples Bancorp     Incorporated herein by reference to Exhibit
             Inc. (reflecting amendments through April 9, 1996)       3(a)(4) to Peoples' 1997 Form 10-K.\
             [For SEC reporting compliance purposes only -- not
             filed with Ohio Secretary of State].

     3(b)    Regulations of Peoples Bancorp Inc.                      Incorporated herein by reference to Exhibit
                                                                      3(b) to Peoples' Registration Statement on Form
                                                                      8-B filed July 20, 1993 (File 0-16772).

     4(a)    Agreement to furnish instruments and agreements          Filed herewith.
             defining rights of holders of long-term debt.

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

     4(c)    Amended and Restated Declaration of Trust of PEBO        Incorporated herein by reference to Exhibit 4.5 to
             Capital Trust I, dated as of April 20, 1999.             the 1999 Form S-4.

     4(d)    Series B Capital Securities Guarantee Agreement,         Incorporated herein by reference to Exhibit 4 (i)
             dated as of September 23, 1999, between Peoples          of Peoples' Annual Report on Form 10-K for the
             Bancorp Inc. and Wilmington Trust Company, as            fiscal year ended December 31, 1999. (File No.
             Guarantee Trustee, relating to Series B 8.62% 0-16772)
             Capital Securities.

     4(e)    Indenture, dated as of April 10, 2002, between           Incorporated herein by reference to Exhibit 4.1 to
             Peoples Bancorp Inc. and Wilmington Trust Company,       Peoples' Quarterly Report of Form 10-Q for the
             as Trustee, relating to Floating Rate Junior             quarterly period ended September 30, 2002, filed
             Subordinated Debt Securities.                            November 7, 2002 (File No. 0-16772) (the
                                                                      "September 30, 2002 Form 10-Q").

     4(f)    Amended and Restated Declaration of Trust of PEBO        Incorporated herein by reference to Exhibit 4.2 to
             Capital Trust II, dated as of April 10, 2002.            Peoples' September 30, 2002 Form 10-Q.

     4(g)    Guarantee Agreement, dated as of April 10, 2002, by      Incorporated herein by reference to Exhibit 4.3 to
             and between Peoples Bancorp Inc. and Wilmington          Peoples' September 30, 2002 Form 10-Q.
             Trust Company, as Guarantee Trustee, relating to
             Floating Rate MMCaps(SM) Capital Securities.

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

 10(b)(2)    Amendment No. 1 to Peoples Bancorp Inc. Deferred         Incorporated herein by reference to Exhibit 10(b)
             Compensation Plan for Directors of Peoples Bancorp       of Peoples' Post-Effective Amendment No. 1 to Form
             Inc. and Subsidiaries effective January 2, 1998.*        S-8 filed September 4, 1998 (Registration No.
                                                                      333-43629).

    10(c)    Summary of the Performance Compensation Plan for         Filed herewith.
             Peoples Bancorp Inc. effective for calendar years
             beginning on or after January 1, 2002.*

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

    10(e)    Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(g)
             with grant of non-qualified stock options under          of Peoples' Annual Report on Form 10-K for fiscal
             Peoples Bancorp Inc. Amended and Restated 1993 Stock     year ended December 31, 1995 (File No. 0-16772)
             Option Plan.*                                            (the "1995 Form 10-K").

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

    10(q)    Peoples Bancorp Inc. 2002 Stock Option Plan.*            Incorporated herein by reference to Exhibit 10 of
                                                                      Peoples' Form S-8 filed April 15, 2002
                                                                      (Registration Statement No. 333-86246).

    10(r)    Form of Stock Option Agreement used in connection        Filed herewith.
             with grant of non-qualified stock options to directors
             of Peoples under Peoples Bancorp Inc. 2002 Stock Option
             Plan.*

    10(s)    Form of Stock Option Agreement used in connection        Filed herewith.
             with grant of non-qualified stock options to subsidiary
             directors of Peoples under Peoples Bancorp Inc. 2002
             Stock Option Plan.*

    10(t)    Form of Stock Option Agreement used in connection        Filed herewith.
             with grant of non-qualified stock options to employees
             of Peoples under Peoples Bancorp Inc. 2002 Stock
             Option Plan.*

    10(u)    Form of Stock Option Agreement used in connection        Filed herewith.
             with grant of incentive stock options under Peoples
             Bancorp Inc. 2002 Stock Option Plan.*

    10(v)    Loan Agreement dated as of June 13, 2002, by and         Incorporated herein by reference to Exhibit 10.1
             between Peoples Bancorp Inc. and First Tennessee         of Peoples' Current Report on Form 8-K filed
             Bank National Association.                               December 13, 2002 (File No. 0-16772).

    10(w)    Promissory note executed by Peoples Bancorp Inc., as     Incorporated herein by reference to Exhibit 10.2
             Maker in the principal amount of $17,000,000 dated       of Peoples' Current Report on Form 8-K filed
             June 13, 2002.                                           December 13, 2002 (File No. 0-16772).

    10(x)    Commercial Pledge Agreement dated as of June 13,         Incorporated herein by reference to Exhibit 10.3
             2002, by and between Peoples Bancorp Inc. and First      of Peoples' Current Report on Form 8-K filed
             Tennessee Bank National Association.                     December 13, 2002 (File No. 0-16772).

       12    Statements of Computation of Ratios.                     Filed herewith.

       21    Subsidiaries of Peoples Bancorp Inc.                     Filed herewith.

       23    Consent of Independent Auditors - Ernst & Young LLP.     Filed herewith.

       99    Certification pursuant to Section 906 of the             Filed herewith.
             Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------------------------------------------------

*Management Compensation Plan
