Form 10-Q
period 2003-03-31
PEOPLES BANCORP INC
filed 2003-05-09
CIK 318300

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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
                                                     --------------


                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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



Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, at May 1, 2003: 9,557,343.




                        Exhibit Index Appears on Page 36

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The following Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Consolidated Statements of Stockholders' Equity, and Consolidated Statements of Cash Flows of Peoples Bancorp Inc. and subsidiaries ("Peoples"), reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with accounting principles generally accepted in the United States. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet at December 31, 2002, contained herein has been derived from the audited balance sheet included in Peoples Bancorp Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 ("2002 Form 10-K"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2002 Form 10-K.

The consolidated financial statements include the accounts of Peoples Bancorp Inc. and its wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated.



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
                                                                                 March 31,      December 31,
ASSETS                                                                             2003             2002
Cash and cash equivalents:
     Cash and due from banks                                                   $      34,149   $      34,034
     Interest-bearing deposits in other banks                                            405           1,016
     Federal funds sold                                                                9,500          20,500
-------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                             44,054          55,550
-------------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized cost of $675,677 and $402,048 at March 31, 2003, and
     December 31, 2002, respectively)                                                688,350         412,100

Loans, net of unearned interest                                                      861,104         850,891
Allowance for loan losses                                                            (13,363)        (13,086)
-------------------------------------------------------------------------------------------------------------
          Net loans                                                                  847,741         837,805
-------------------------------------------------------------------------------------------------------------

Bank premises and equipment, net                                                      17,752          18,058
Goodwill                                                                              25,147          25,504
Other intangible assets                                                                5,118           5,234
Other assets                                                                          40,521          40,110
-------------------------------------------------------------------------------------------------------------
               Total assets                                                    $   1,668,683   $   1,394,361
=============================================================================================================

LIABILITIES
Deposits:
     Non-interest bearing                                                      $     113,685   $     115,907
     Interest bearing                                                                856,171         839,970
-------------------------------------------------------------------------------------------------------------
          Total deposits                                                             969,856         955,877
-------------------------------------------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased and securities sold under repurchase agreements          24,342          31,183
     Federal Home Loan Bank term advances                                             22,500               -
     Other short-term borrowings                                                      17,000          17,000
-------------------------------------------------------------------------------------------------------------
          Total short-term borrowings                                                 63,842          48,183
-------------------------------------------------------------------------------------------------------------

Long-term borrowings                                                                 439,329         203,829
Accrued expenses and other liabilities                                                 9,974          10,199
-------------------------------------------------------------------------------------------------------------
               Total liabilities                                                   1,483,001       1,218,088
-------------------------------------------------------------------------------------------------------------

Guaranteed preferred beneficial interests in junior subordinated debentures           29,111          29,090

STOCKHOLDERS' EQUITY
Common stock, no par value, 12,000,000 shares authorized - 9,651,538 shares issued at March 31, 2003, and 9,421,222 issued
     at December 31, 2002, including shares in treasury                              134,168         129,173
Accumulated comprehensive income, net of deferred income taxes                         8,148           6,446
Retained earnings                                                                     16,217          12,650
-------------------------------------------------------------------------------------------------------------
                                                                                     158,533         148,269
Treasury stock, at cost, 98,995 shares at March 31, 2003, and
     59,351 shares at December 31, 2002                                               (1,962)         (1,086)
-------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                            156,571         147,183
-------------------------------------------------------------------------------------------------------------
               Total liabilities, beneficial interests and stockholders'equity $   1,668,683   $   1,394,361
=============================================================================================================


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)                                        Three Months Ended
                                                                                         March 31,
                                                                                   2003              2002
Interest income                                                              $       22,777    $      20,315
Interest expense                                                                      9,134            8,156
-------------------------------------------------------------------------------------------------------------
     Net interest income                                                             13,643           12,159
Provision for loan losses                                                               831              861
-------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses                             12,812           11,298
Other income:
    Service charges on deposits                                                       1,725            1,366
    Fiduciary revenues                                                                  586              616
    Electronic banking revenues                                                         454              368
    Insurance and investment commissions                                                442              524
    Business owned life insurance                                                       365              325
    Mortgage banking income                                                             230                -
    Gain on securities transactions                                                       2               51
    Loss on asset disposals                                                              (2)              (7)
    Gain on early debt extinguishment                                                     -              631
    Other non-interest income                                                           133               84
-------------------------------------------------------------------------------------------------------------
        Total other income                                                            3,935            3,958
Other expenses:
    Salaries and benefits                                                             4,724            4,484
    Occupancy and equipment                                                           1,098              926
    Trust Preferred Securities expense                                                  607              561
    Professional fees                                                                   442              301
    Data processing and software                                                        330              323
    Marketing                                                                           276              386
    Franchise taxes                                                                     257              182
    Amortization of intangible assets                                                   201              111
    Other non-interest expense                                                        1,769            1,403
-------------------------------------------------------------------------------------------------------------
        Total other expenses                                                          9,704            8,677
-------------------------------------------------------------------------------------------------------------
Income before income taxes                                                            7,043            6,579
Income taxes                                                                          2,029            1,886
-------------------------------------------------------------------------------------------------------------
               Net income                                                    $        5,014    $       4,693
=============================================================================================================

Earnings per share:

    Basic                                                                    $         0.52    $        0.60
-------------------------------------------------------------------------------------------------------------
    Diluted                                                                  $         0.51    $        0.59
-------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding (basic)                                9,577,729        7,841,605
-------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding (diluted)                              9,767,338        7,979,461
-------------------------------------------------------------------------------------------------------------

Cash dividends declared                                                      $        1,447    $       1,077
-------------------------------------------------------------------------------------------------------------
Cash dividend per share                                                      $         0.15    $        0.14
-------------------------------------------------------------------------------------------------------------


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


 (Dollars in thousands, except share and per share amounts)
                                                                                                        Accumulated
                                                                                                           Other
                                                   Common Stock            Retained       Treasury     Comprehensive
                                                    Shares  Amount         Earnings        Stock          Income           Total

-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                    9,421,222   $   129,173   $     12,650   $    (1,086)    $     6,446     $   147,183
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                     5,014                                         5,014
Unrealized gain on available-for-sale
    securities, net of reclassification                                                                      1,702           1,702
    adjustment
Exercise of common stock options
   (reissued 1,330 treasury shares)              10,362            99                           29                             128
Issuance of common shares                       216,000         4,798                                                        4,798
Cash dividends declared                                                       (1,447)                                       (1,447)
Common stock issued under dividend
   reinvestment plan                              3,954            98                                                           98
Purchase of treasury shares, 40,974 shares                                                    (905)                           (905)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2003                       9,651,538   $   134,168   $     16,217   $    (1,962)    $     8,148     $   156,571
===================================================================================================================================





                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in thousands)                                                                     Three Months Ended

                                                                                               March 31,
                                                                                           2003            2002
Net income                                                                             $     5,014    $      4,693
Other comprehensive income, net of tax:
    Unrealized gain (loss) on available-for-sale arising during the period                   1,703          (1,336)
    Less: reclassification adjustment for securities gains included in net income,               1              33
    net of tax
-------------------------------------------------------------------------------------------------------------------
        Net unrealized gain (loss) on available-for-sale arising during the period           1,702          (1,369)
-------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                             $     6,716     $     3,324
===================================================================================================================


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                                               Three Months Ended
                                                                                          March 31,
                                                                                2003                     2002
Cash flows from operating activities:
Net income                                                                $        5,014           $        4,693
Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation, amortization, and accretion                                1,208                      692
          Provision for loan losses                                                  831                      861
          Business owned life insurance income                                      (365)                    (325)
          Gain on securities transactions                                             (2)                     (51)
          Gain on early debt extinguishment                                            -                     (631)
          (Increase) decrease in interest receivable                              (1,060)                      32
          Increase (decrease) in interest payable                                    918                      (23)
          Deferred income tax expense                                                889                      131
          Deferral of loan origination fees and costs                                 45                      (54)
          Other, net                                                                (942)                    (351)
------------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                           6,536                    4,974
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchases of available-for-sale securities                                      (325,112)                 (67,988)
Proceeds from sales of available-for-sale securities                                   -                   32,793
Proceeds from maturities of available-for-sale securities                         51,219                   22,599
Net increase in loans                                                            (10,801)                  (8,565)
Expenditures for premises and equipment                                             (739)                    (133)
Proceeds from sale of other real estate owned                                        107                       75
Expenditures for other real estate owned                                            (890)                       -
------------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                            (286,216)                 (21,219)
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Net decrease in non-interest bearing deposits                                     (2,222)                  (2,710)
Net increase in interest-bearing deposits                                         16,201                   27,564
Net increase (decrease) in short-term borrowings                                  15,659                  (15,206)
Proceeds from long-term debt                                                     238,750                    7,000
Payments on long-term borrowings                                                  (3,250)                    (866)
Cash dividends paid                                                                 (975)                    (983)
Purchase of treasury shares                                                         (905)                     (34)
Repurchase of Trust Preferred Securities                                               -                   (6,150)
Proceeds from issuance of common shares                                            4,926                      217
------------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                         268,184                    8,832
------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                        (11,496)                  (7,413)
Cash and cash equivalents at beginning of period                                  55,550                   32,838
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $       44,054           $       25,425
==================================================================================================================

Supplemental cash flow information:
    Interest paid                                                         $       8,203            $        8,163
------------------------------------------------------------------------------------------------------------------
    Income taxes paid                                                     $           -            $          525
------------------------------------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS

Basis of Presentation
---------------------
The accounting and reporting policies of Peoples Bancorp Inc. and Subsidiaries ("Peoples") conform to accounting principles generally accepted in the United States and to general practices within the financial services industry. Peoples considers all of its principal activities to be financial services related. The consolidated financial statements include all accounts of Peoples' parent company and its wholly-owned subsidiaries. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts, which had no impact on net income or stockholders' equity, to conform to 2003 presentation. All significant intercompany accounts and transactions have been eliminated.

1.  Mergers and Acquisitions
    On December 2, 2002, Peoples Bancorp announced it had signed a definitive agreement and plan of merger with Kentucky Bancshares Incorporated ("Kentucky Bancshares") providing for the acquisition of Kentucky Bancshares by Peoples. In the agreement, Peoples proposes to use a combination of cash and Peoples Bancorp's common shares as consideration for all of the issued and outstanding shares of Kentucky Bancshares common stock. The aggregate value of the transaction is not expected to exceed $31.4 million, of which approximately half would be paid in cash and half in Peoples' common shares, dependent upon the market price of Peoples Bancorp's common shares.

    Kentucky Bancshares' banking subsidiary, Kentucky Bank & Trust, operates five offices in Kentucky's Boyd and Greenup Counties in the communities of Ashland, Russell, Flatwoods, Greenup and South Shore. Peoples plans to operate these offices as full-service banking offices of Peoples Bank, National Association, upon completion of the merger. At March 31, 2003, Kentucky Bancshares had total assets of approximately $144 million, total loans of $79 million, total deposits of $115 million, and trust assets under management of $197 million. This acquisition is contingent upon approval of the shareholders of Kentucky Bancshares. Management anticipates completing this transaction on May 9, 2003. Concurrent with this acquisition, Peoples Bank will close its existing Russell, Kentucky facility and continue to serve the market through the new Russell location.

2.  Stock-Based Compensation
    Peoples accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees". No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if Peoples had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

(Dollars in Thousands, except Per Share Data)              Three Months Ended
                                                                March 31,
                                                           2003         2002
Net Income, as reported                                 $    5,014   $    4,693
Deduct: stock-based compensation expense determined
     under fair value based method, net of tax                  82           59
--------------------------------------------------------------------------------
Pro forma net income                                    $    4,932   $    4,634
================================================================================
Basic Earnings Per Share:
     As reported                                        $     0.52   $     0.60
--------------------------------------------------------------------------------
     Pro forma                                          $     0.51   $     0.59
--------------------------------------------------------------------------------

Diluted Earnings Per Share:
     As reported                                        $     0.51   $     0.59
--------------------------------------------------------------------------------
     Pro forma                                          $     0.50   $     0.58
--------------------------------------------------------------------------------

    The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002:
                                                            2003         2002
Risk-free interest rate                                        5.50%      5.50%
Dividend yield                                                 2.51%      2.51%
Volatility factor of the market price of parent stock            31%        31%
Weighted average expected life of options                    7 years    7 years

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF FINANCIAL CONDITION AND OPERATIONS


                             SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows:

                                                                      For the Three
                                                                 Months Ended March 31,
SIGNIFICANT RATIOS                                              2003                2002
Return on average equity ..................................        13.00 %        19.35 %
Return on average assets ..................................         1.27 %         1.56 %
Net interest margin (a) ...................................         3.87 %         4.52 %
Non-interest income leverage ratio (b) ....................        41.41 %        38.33 %
Efficiency ratio (c) ......................................        52.83 %        54.24 %
Average stockholders' equity to average assets ............         9.79 %         8.04 %
Cash dividends to net income ..............................        28.86 %        22.95 %
Loans net of unearned interest to deposits (end of period)         88.79 %        93.03 %
-----------------------------------------------------------------------------------------
ASSET QUALITY RATIOS (end of period)
Nonperforming loans as a percent of total loans (d) .......         0.55 %         1.01 %
Nonperforming assets as a percent of total assets (e) .....         0.34 %         0.67 %
Allowance for loan losses to loans net of unearned interest         1.55 %         1.59 %
-----------------------------------------------------------------------------------------
CAPITAL RATIOS (end of period)
Tier I capital ratio ......................................        15.18 %        12.37 %
Risk-based capital ratio ..................................        16.55 %        13.72 %
Leverage ratio ............................................         9.62 %         8.63 %
-----------------------------------------------------------------------------------------
PER SHARE DATA
Net income per share - basic ..............................   $       0.52   $       0.60
Net income per share - diluted ............................           0.51           0.59
Cash dividends per share ..................................           0.15           0.14
Book value per share (end of period) ......................          16.39          12.26
Tangible book value per share (end of period) (f) .........   $      13.22   $      10.14
Weighted average shares outstanding - Basic ...............      9,577,729      7,841,605
Weighted average shares outstanding - Diluted .............      9,767,338      7,979,461
-----------------------------------------------------------------------------------------

(a) Calculated using fully-tax equivalent net interest income as a percentage of average earning assets.
(b) Non-interest income (less securities and asset disposal gains and/or losses) as a percentage of non-interest expense (less intangible amortization). The ratio for the three months ended March 31, 2002, excludes gain on early debt extinguishment of $631,000.
(c) Non-interest expense (less intangible amortization) as a percentage of fully tax equivalent net interest income plus non-interest income. The ratio for the three months ended March 31, 2002, excludes gain on early debt extinguishment of $631,000.
(d) Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans.
(e) Nonperforming assets include nonperforming loans and other real estate owned.
(f) Tangible book value per share reflects capital calculated for banking regulatory requirements and excludes balance sheet impact of intangible assets acquired through purchase accounting for acquisitions.

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

Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency. Peoples Bank offers complete financial products and services through 46 financial service locations and 30 ATMs in Ohio, West Virginia, and Kentucky. Peoples Bank's e-banking service, Peoples OnLine Connection, can be found on the Internet at www.peoplesbancorp.com (this uniform resource locator (URL) is an inactive, textual reference only). Peoples Bank provides an array of financial products and services to customers that include traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. Peoples provides services through ordinary walk-in offices and automobile drive-in facilities, automated teller machines, banking by phone, and the Internet.

Peoples Bank also makes available other financial services through Peoples Financial Advisors, which provides customer-tailored services for fiduciary needs, investment alternatives, financial planning, retirement plans, and other asset management needs. Brokerage services are offered exclusively through Raymond James Financial Services, member NASD/SIPC and an independent broker/dealer, located at Peoples Bank offices.

Peoples Investment Company and Peoples Capital Corporation were formed in 2001 to allow management to better deploy investable funds and provide new opportunities to make investments, including, but not limited to, low-income housing tax credit funds, that are either limited or restricted at the bank level.

This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2002, and notes thereto, as well as the ratios, statistics and discussions contained elsewhere in this Form 10-Q.

References will be found in this Form 10-Q to the following significant transactions that have impacted or will impact Peoples' results of operations:

o As discussed in Note 1 of Notes to the Consolidated Financial Statements, Peoples Bancorp has signed a definitive agreement and plan of merger with Kentucky Bancshares Incorporated ("Kentucky Bancshares"), the holding company of Kentucky Bank & Trust, providing for the acquisition of Kentucky Bancshares by Peoples. In addition, Peoples Bank plans to close its current Russell, Kentucky Office concurrent with the expected completion of this acquisition on May 9, 2003.

o On March 13, 2003, Peoples announced the authorization to repurchase up to 300,000 (or approximately 3%) of Peoples' outstanding common shares from time to time in open market or privately negotiated transactions ("2003 Stock Repurchase Program"). The common shares repurchased will be used for projected stock option exercises granted under Peoples' stock option plans, a portion of the consideration to be paid in the Kentucky Bancshares acquisition, and other general corporate purposes. The timing of the purchases and the actual number of common shares purchased will depend on market conditions and limitations imposed by applicable federal securities laws. The 2003 Stock Repurchase Program will expire on December 31, 2003.

o On December 19, 2002, Peoples Bancorp Inc. completed the sale of 1,440,000 common shares through a firm commitment underwritten offering and on January 3, 2003, sold an additional 216,000 common shares in conjunction with the option granted to the underwriters to cover over-allotments (collectively, the "Common Stock Offering"). The Common Stock Offering generated new capital totaling $36.9 million after offering expenses. In January 2003, Peoples Bancorp used $16 million of the net proceeds to increase Peoples Bank's capital position. Peoples intends to use the remaining net proceeds for general corporate purposes, which may include the repayment of outstanding indebtedness, mergers, acquisitions or other strategic investments.

o In December 2002, Peoples initiated an investment growth strategy to offset the dilutive impact of the Common Stock Offering, thereby leveraging Peoples' increased capital levels ("Investment Growth Strategy"). As a result of this Investment Growth Strategy, total earning assets, particularly mortgage-backed investment securities, increased by $260 million in January 2003 compared to the year-end 2002 balance. Peoples funded the investment purchases using $187 million of wholesale market repurchase agreements at an average cost of 2.92%, $58 million of FHLB advances at an average cost of 2.15% and $15 million from the Common Stock Offering.

o On April 10, 2002, Peoples issued $7.0 million of LIBOR based floating rate trust preferred securities through PEBO Capital Trust II (a newly-formed subsidiary), which participated in a pooled offering. PEBO Capital Trust II used the proceeds from the issuance to purchase floating rate junior subordinated debt securities due April 22, 2032 (the "Debentures"). Peoples has used the net proceeds from the sale of the Debentures for general corporate purposes and management of corporate liquidity.

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

Income Recognition
------------------
Peoples recognizes interest income by methods that conform to US GAAP that include general accounting practices within the banking industry. In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, Peoples discontinues the accrual of interest. In addition, previously accrued interest deemed uncollectible that was recognized in income in the current year is reversed, while amounts recognized in income in the prior year are charged against the allowance for loan losses. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. A nonaccrual loan is restored to accrual status when it is brought current or has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer in doubt.

Allowance for Loan Losses
-------------------------
In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. Peoples maintains an allowance for loan losses to absorb probable losses in the loan portfolio based on a quarterly analysis of the portfolio and expected future losses. This formal analysis determines an appropriate level and allocation of the allowance for loan losses among loan types by considering factors affecting loan losses, including specific losses, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. Management continually monitors the loan portfolio through its Loan Review Department and Loan Loss Committee to evaluate the adequacy of the allowance. Ultimately, Peoples records a provision for loan losses to maintain the allowance at an adequate level. The provision expense could increase or decrease each quarter based upon the results of management's formal analysis.

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized are based upon past loss experience, trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, credit cards, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each particular lending market. Consistent with the evaluation of allowances for homogenous loans, allowances relating to the Overdraft Privilege program are based upon management's monthly analysis of accounts in the program. This analysis considers factors that could affect future losses on existing accounts, including historical loss experience and length of overdraft.

There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses was adequate at March 31, 2003. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which Peoples could experience increases in problem assets, delinquencies and losses on loans.

Investment Securities
---------------------
Investment securities are recorded at cost, which includes premiums and discounts if purchased at other than par or face value. Peoples amortizes premiums and discounts as an adjustment to interest income using the effective interest method over the estimated life of the security. The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method.

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

Presently, Peoples classifies its entire investment portfolio as available-for-sale. As a result, both the investment and equity sections of Peoples' balance sheet are more sensitive to changes in the overall market value of the investment portfolio, in response to changes in market interest rates, investor confidence and other factors affecting marketing values, than if the investment portfolio was classified as held-to-maturity.

Management systematically evaluates investment securities for other than temporary declines in fair value on a quarterly basis. Declines in fair value of individual investment securities below their amortized cost that are deemed to be other than temporary will be written down to current market value and included in earnings as realized losses. There were no investment securities which management identified to be other-than-temporarily impaired for the three months ended March 31, 2003. If the financial markets experience deterioration and investments decline in fair value, charges to income could occur in future periods.

Goodwill and Other Intangible Assets
------------------------------------
Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"), establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. In addition, Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS 147"), establishes standards for unidentifiable intangible assets acquired specifically in branch purchases that qualify as business combinations. At March 31, 2003, Peoples had $4.9 million of core deposit intangible assets, which is subject to amortization, and $25.1 million in goodwill, which is not subject to periodic amortization.

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

Peoples has reviewed its goodwill assets and has concluded the recorded value of goodwill was not impaired as of March 31, 2003. There are many assumptions and estimates underlying the determination of impairment. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude impairment indicators exist and Peoples' goodwill is impaired, which would result in Peoples' recording an impairment loss. Any resulting impairment loss could have a material adverse impact on Peoples' financial condition and results of operations.


OVERVIEW OF THE INCOME STATEMENT
Net income totaled $5,014,000 for the first quarter of 2003, up $321,000 (or 7%) from $4,693,000 a year ago. Compared to the fourth quarter of 2002, net income increased $514,000 (or 11%) from $4,500,000. Diluted earnings per share were $0.51 for the first quarter of 2003 versus $0.59 for the same period last year and $0.54 for the fourth quarter of 2002. In the first quarter of 2002, Peoples purchased $7.0 million of trust preferred securities issued by PEBO Capital Trust I, at a significant discount, resulting in a nonrecurring, after-tax gain of $410,000, or $0.05 per diluted share (the "Trust Preferred Repurchase").

The increased net income in the first quarter of 2003 is attributable to additional net interest income resulting from the implementation of the Investment Growth Strategy. Earnings per share were lower in the first quarter of 2003 than prior quarters due to the combination of assets continuing to reprice downward and Peoples' efforts to lock in lower long-term rates on funding sources, which has reduced net interest margin earned from both the loan and investment portfolios. While the issuance of 1.7 million of Peoples' common shares in late 2002 and early 2003 had some impact to first quarter 2003 per share earnings, the Investment Growth Strategy offset most of the dilutive effect of the new common shares outstanding.

Net interest income totaled $13,643,000 for the first quarter of 2003 compared to $12,190,000 last quarter and $12,159,000 for 2002's first quarter. For the three months ended March 31, 2003, net interest margin was 3.87% versus 4.05% and 4.52% for the fourth and first quarters of 2002, respectively. The Investment Growth Strategy accounted for the majority of the increase in net interest income in 2003 but also contributed to compression of net interest margin.

For the quarter ended March 31, 2003, non-interest income was $3,935,000, down 1% from $3,958,000 for the same period last year. Excluding the nonrecurring gain of $631,000 due to the Trust Preferred Repurchase, non-interest income in the first quarter of 2003 was up 18% from a year ago. This change was primarily the result of higher deposit service charge income, with revenues from Peoples' e-banking services, business owned life insurance ("BOLI"), and mortgage banking income also showing improvement. Non-interest expense was $9,704,000 in the first quarter of 2003, up 12% compared to $8,677,000 for the first three months of 2002, as investments in Peoples' associates and technology and recent acquisitions produced additional expenses in 2003.


INTEREST INCOME AND EXPENSE
Peoples derives a majority of its interest income from loans and investment securities and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue. Management periodically adjusts the mix of assets and liabilities in an attempt to manage and improve net interest income; however, factors that influence market interest rates, such as interest rate changes by the Federal Reserve Open Market Committee and Peoples' competitors, may have a greater impact on net interest income than those adjustments made by management. Consequently, a volatile rate environment can make it extremely difficult to manage net interest margin and income in the short term, let alone anticipate future changes.

In the first quarter of 2003, net interest income totaled $13,643,000, up 12% compared to $12,159,000 for 2002's first quarter. Interest income increased $2,462,000 (or 12%) from last year, totaling $22,777,000 in the first quarter of 2003, while interest expense was up $978,000 (or 12%), totaling $9,134,000 for the three months ended March 31, 2003. Net interest income grew 12% in the first quarter of 2003, from $12,190,000 for the prior quarter, as interest income was up 10% and interest expense increased by 8%. These increases are primarily the result of the Investment Growth Strategy, while acquisitions in 2002 were also contributors to the increases when compared to the first quarter of 2002.

Peoples derives a portion of its interest income from loans to and investments issued by states and political subdivisions. Since these revenues are not taxed, management believes it is more meaningful to analyze net interest income on a fully-tax equivalent ("FTE") basis, which adjusts interest income by converting tax-exempt income to the pre-tax equivalent of taxable income using a tax rate of 35%. For the three months ended March 31, 2003, interest income was increased by $410,000 for the impact of the tax-equivalent adjustment, resulting in FTE net interest income of $14,053,000, up $1,543,000 (or 12%) from $12,510,000 for the same period in 2002, and up $1,450,000 (or 12%) from $12,603,000 for the fourth quarter of 2002. The FTE yield on Peoples' earning assets was 6.41% for quarter ended March 31, 2003, versus 6.75% and 7.49% for the fourth and first quarters of 2002, respectively, while the cost of interest-bearing liabilities was 2.91%, 3.06% and 3.37% for the same periods, respectively.

Net interest margin (calculated by dividing FTE net interest income by average interest-earning assets) serves as an important measurement of the net revenue stream generated by the mix and pricing of Peoples' earning assets and interest-bearing liabilities. In the first quarter of 2003, net interest margin was 3.87% versus 4.05% last quarter and 4.52% a year ago. The lower net interest margin compared to the fourth quarter of 2002 is largely the result of the Investment Growth Strategy, while the combination of assets repricing downward and Peoples' efforts to lock in lower long-term rates on funding sources continues to reduce net margin earned from both the loan and investment portfolios. In addition, net interest margin in the fourth quarter of 2002 was also adversely impacted by one-time adjustments totaling $305,000, compressing net interest margin by approximately 10 basis points.

Earning assets averaged $1.46 billion in the first quarter of 2003, up $211.7 million (or 17%) compared to $1.24 billion last quarter, and up $343.9 million (or 31%) from $1.11 billion for the first quarter of 2002. Net loans accounted for the largest portion of earning assets, averaging $837.6 million for three months ended March 31, 2003, compared to average net loans of $845.5 million and $765.6 million for the fourth and first quarters of 2002, respectively. Loans acquired in acquisitions accounted for a majority of the loan growth from a year ago. Investment securities averaged $608.0 million for the first quarter of 2003 compared to $380.4 million for the prior quarter and $342.8 for 2002's first quarter, with the increases largely attributable to the Investment Growth Strategy. The FTE yield on net loans was 7.40% for the quarter ended March 31, 2003, versus 7.42% for the fourth quarter of 2002 and 7.99% for the first three months of 2002, while the FTE yield on investments was 5.13%, 5.51% and 6.41% for the same periods, respectively. Declining yields on both loans and investment securities are a result of lower market interest rates.

Peoples' average interest-bearing liabilities totaled $1.27 billion in the first quarter of 2003, up from $1.10 billion in the fourth quarter of 2002 and $0.98 billion a year ago. Traditional deposits comprise the majority of Peoples' interest-bearing liabilities, averaging $843.2 million for the first three months of 2003 compared to $843.9 million and $725.5 million for the fourth and first quarter of 2002, respectively. The increase compared to a year ago is due in large part to deposits acquired as part of acquisitions in 2002. In the first quarter of 2003, cost of funds from interest-bearing deposits was 2.50%, down from 2.68% for the prior quarter and 3.10% for the quarter ended March 31, 2002. The lower rates paid on interest-bearing deposit accounts were a result of market rates remaining at low levels; however, management continues to price Peoples' longer-term certificates of deposit competitively as part of a strategy to shift to longer-term funding, which tempered the overall drop in average deposit costs.

While traditional deposits remain the primary source of funds, Peoples routinely utilizes a variety of borrowings as complementary funding sources. Total borrowed funds averaged $429.2 million for the three months ended March 31, 2003, up 70% from $253.1 million in the fourth quarter of 2002 and up 67% from $256.4 million a year ago. The majority of these increases are attributable to borrowed funds used in the Investment Growth Strategy. The interest cost of Peoples' borrowed funds was 3.70% in first quarter of 2003, down from 4.32% last quarter and 4.13% for the same period in 2002.

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

In the first quarter of 2003, Peoples' short-term FHLB borrowings averaged $16.1 million compared to $32.7 million a year ago and the average cost was 1.46% and 1.81% for the same periods, respectively. Average long-term FHLB borrowings were up $31.3 million (or 16%) compared to the first quarter of 2002, totaling $224.1 million for the three months ended March 31, 2003, while the average cost dropped to 4.69% from 4.87%. The increase in long-term FHLB advances was mainly due to management's efforts to secure longer-term funding during this period of low rates. A portion of the new long-term FHLB advances are fixed rate advances that require monthly principal and interest payments and may not be repaid prior to maturity without a penalty. Management intends to continue using a variety of FHLB borrowings to fund asset growth and manage interest rate sensitivity, as deemed appropriate.

In addition to FHLB borrowings, Peoples also accesses national market repurchase agreements to diversify funding sources. Typically, these repurchase agreements are for terms of 90 days or less. However, Peoples utilized repurchase agreements with terms ranging from 2 to 5 years as part of the Investment Growth Strategy in an effort to match the term of the funding sources with the expected life of the investments. As a result, wholesale market term repurchase agreements averaged $150.5 million at an average cost of 2.96%, up from $9.1 million and average cost of 3.65% in the prior quarter and $6.4 million and average cost of 3.60% a year ago.

Peoples offers cash management services to its business customers, which also provide short-term funding in the form of overnight repurchase agreements. Through the first three months of 2003, overnight repurchase agreements (excluding balances of wholesale market term repurchase agreements) averaged $21.6 million, down from $22.5 million last quarter and $22.9 million a year ago. The average rate paid on overnight repurchase agreements was 0.86% in quarter ended March 31, 2003, compared to 1.10% in the prior quarter and 1.51% in the first quarter of 2002, a result of reductions in the market index tied to the pricing of these accounts.

As is the case with many financial institutions, Peoples continues to experience net interest margin compression due to interest rates remaining at historically low levels. Significant volumes of assets continue to reprice downward with limited flexibility for a corresponding decrease in rates paid on interest-bearing liabilities. In addition, a weak economy and other factors are impacting loan growth. While these conditions challenge Peoples' ability to enhance net interest income and margin in the short term, current asset-liability simulations indicate a sustained increase in interest rates could cause net interest income to increase modestly based on Peoples' interest rate risk position at March 31, 2003. Even though management continues to focus on minimizing the impact of future rate changes on Peoples' earnings, Peoples' net interest margin and income remain difficult to predict, and to manage, since changes in market interest rates can have a greater impact than adjustments by management.


PROVISION FOR LOAN LOSSES
In the first quarter of 2003, Peoples' provision for loan losses was $831,000 compared to $861,000 a year ago. Compared to the fourth quarter of 2002, the provision for loan losses decreased $213,000 in the first quarter, from $1,044,000. The lower provision is largely due to the overall improvement in the quality of Peoples' loan portfolio and management's ongoing evaluation of the adequacy of the allowance for loan losses and factors affecting probable loan losses. In addition, provisions relating to the Overdraft Privilege program declined as losses began to stabilize. For the three months ended March 31, 2003, the provision relating to the Overdraft Privilege program totaled $81,000, versus $161,000 for the same period in 2002 and $204,000 for the fourth quarter of 2002.

When expressed as a percentage of average loans, the provision was 0.10% in the first quarter of 2003, 0.12% in the fourth of 2002 and 0.11% in the first quarter of 2002. Management believes the provisions were appropriate for the overall quality, inherent risk and volume concentrations of Peoples' loan portfolio.


GAINS AND/OR LOSSES ON SECURITIES TRANSACTIONS
Peoples recognized net gains on securities transactions of $2,000 for the quarter ended March 31, 2003, versus $51,000 for same period in 2002. The net gains on securities transactions in 2003 were the result of normal portfolio activity, while management's plan to balance the overall yield, maturity and duration of the investment portfolio accounted for the net gains in 2002.


NON-INTEREST INCOME
Peoples generates non-interest income from six primary sources: deposit account service charges, fiduciary activities, investment and insurance commissions, electronic banking, mortgage banking and business owned life insurance ("BOLI"). Non-interest income was $3,935,000 versus $3,958,000 a year ago, a decrease of $23,000 (or 1%). This decrease is the result of nonrecurring income of $631,000 due to the Trust Preferred Repurchase in the first quarter of 2002. Compared to the fourth quarter of 2002, non-interest income declined $231,000 (or 6%) in the first quarter.

Service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided, remain Peoples' largest source of non-interest revenues. In the first quarter of 2003, deposit account service charges grew $359,000 (or 26%) to $1,725,000, from $1,366,000 in the first quarter of 2002. This increase is the result of higher volumes of overdraft and non-sufficient funds fees, which were up $248,000 (or 30%) and $103,000 (or 56%), respectively. An increased number of checking accounts attributable to acquisitions and Peoples' Free Checking campaign also contributed to the increase. Deposit account services charges were down $252,000 (or 13%) in the first quarter of 2003 compared to the prior quarter, with lower volumes of overdraft and non-sufficient funds fees accounting for the majority of the decrease, due to the peak holiday shopping period in the fourth quarter of 2002.

Peoples' electronic banking services are alternative delivery channels to traditional sales offices for providing services to clients. These services include ATM and debit cards, direct deposit services and Internet banking. Electronic banking revenues totaled $454,000 for the quarter ended March 31, 2003, up $86,000 (or 23%) from $368,000 for 2002's first quarter. This increase is the result of customers using Peoples' debit cards to complete more of their payment transactions, exceeding $12 million in first quarter of 2003 versus nearly $9 million a year ago. In addition, Peoples issued over 12,600 new debit cards to clients since March 31, 2002, with 20% of these cards issued in conjunction with acquisitions. Management continues to explore new e-banking capabilities that complement existing delivery channels, both traditional and non-traditional, as sources of revenue and to expand product and service opportunities for Peoples' customers. Further information regarding Peoples' anticipated future electronic banking revenues can be found later in this discussion under "Future Outlook."

Peoples' BOLI investment enhances operating efficiency by offsetting rising employee benefit costs. Through three months in 2003, BOLI income totaled $365,000 versus $325,000 last year, an increase of $40,000 (or 12%) attributable to an adjustment in the mix of investment funds in early 2002.

Starting in the second half of 2002, Peoples began selling long-term, fixed rate real estate loans into the secondary market. As a result, Peoples recognized mortgage banking income of $230,000 for the three months ended March 31, 2003. Prior to the third quarter of 2002, Peoples primarily originated one- to five-year adjustable rate, fully amortizing real estate loans rather than long-term, fixed rate loans due to the associated interest rate risk and, as a result, did not recognize any mortgage banking income in the first quarter of 2002.

Insurance and investment commissions totaled $442,000 in the first quarter of 2003 compared to $524,000 a year ago, a decrease of $82,000 (or 16%) largely attributable to lower revenue from fixed annuity sales. Compared to the fourth quarter of 2002, insurance and investment commissions were down slightly in the first quarter. The following table details Peoples' insurance and investment commissions:

                               Three Months Ended
                        March 31, December 31, March 31,
(Dollars in thousands)                     2003         2002         2002
Fixed annuities                           $  217       $  210       $  280
Property and casualty insurance               91          114           85
Life and health insurance                     59           52           53
Brokerage                                     44           34           67
Credit life and A&H insurance                 31           38           39
---------------------------------------------------------------------------
Total                                     $  442       $  448       $  524
===========================================================================

Peoples' fiduciary fees totaled $586,000 for the three months ended March 31, 2003, compared to $597,000 in the prior quarter and $616,000 for the first quarter of 2002. The sluggish equity markets, upon which a significant portion of fiduciary fees are based, continue to challenge Peoples' ability to enhance these revenues. In early 2003, management combined Peoples' trust, brokerage and life insurance groups to create Peoples Financial Advisors to improve its ability to provide asset and risk management products to existing clients and prospects in a more integrated and client-focused manner through newly formed service teams. As a result of this initiative and management's ongoing focus, insurance and investment commissions, as well as fiduciary revenues, should continue to be significant contributors to future non-interest income growth.


NON-INTEREST EXPENSE
Non-interest expense was $9,704,000 in the first quarter of 2003, up $1,027,000 (or 12%) from $8,677,000 a year ago. Compared to the fourth quarter of 2002, non-interest expense increased $443,000 (or 5%) in the first quarter, from $9,261,000. These increases are largely due to acquisitions in 2002 and strategic investments in technology that produced higher expense levels, as well as additional salary and benefit costs.

Salaries and benefits remain Peoples' largest non-interest expense, which is inherent in a service-based industry such as financial services. For the quarter ended March 31, 2003, salaries and benefits totaled $4,724,000 compared to $4,484,000 the prior year, an increase of $240,000 (or 5%) primarily due to the addition of new associates and salary increases necessary to retain and recruit key personnel. At March 31, 2003, Peoples had 451 full-time equivalent associates, up from 398 a year ago. Nearly half of this increase in associates is due to an acquisition in mid-2002, while the remaining increase is the result of Peoples adding several new sales and support associates. The increased salaries expense was partially offset by reduced incentive and medical plan accruals. Management will continue to leverage Peoples' resources to effectively optimize customer service and produce additional future revenue streams.

In the first quarter of 2003, net occupancy and equipment expenses were up $172,000 (or 19%), totaling $1,098,000 versus $926,000 last year. Net occupancy and equipment expense increased $37,000 (or 3%) in the first quarter of 2003, compared to $1,061,000 in the fourth quarter of 2002. Recent investments in technology and acquisitions in 2002 produced additional expenses, including depreciation expense. The continued investment in technology has enhanced Peoples' ability to serve clients and satisfy their needs, while acquisitions have allowed Peoples to expand its customer base.

Professional fees, which include fees for accounting, legal and other professional services, totaled $442,000 through three months of 2003, up $141,000 (or 47%) compared to last year but down $55,000 (or 11%) from $497,000 last quarter. As part of the development and implementation of the Overdraft Privilege program, Peoples is obligated to pay professional fees to the consultant that assisted in the implementation of the process, based on the improvement in overdraft fees. In the first quarter of 2003, these fees totaled $152,000 versus $154,000 in the prior quarter and no fees in the first quarter of 2002. In addition, Peoples implemented various other strategic initiatives throughout 2002, which resulted in higher levels of professional fees in prior periods in comparison to the first quarter of 2003. Management believes the revenues generated from these initiatives have more than offset the associated professional fees. Further information regarding Peoples' anticipated future professional fees can be found later in this discussion under "Future Outlook."

Marketing expense was $276,000 for the three months ended March 31, 2003, compared to $386,000 for the same period in 2002, a decrease of $110,000 (or 28%). In the first half of 2002, Peoples aggressively advertised its new Free Checking and Overdraft Privilege products and implemented a new branding campaign designed to enhance Peoples' name awareness in its markets. While these initiatives resulted in higher marketing expenses, they have helped Peoples attract many new clients and, as a result, improved top-line revenues. Compared to the fourth quarter of 2002, marketing expense increased $48,000 (or 21%) in the first quarter of 2003, as Peoples implemented a marketing campaign for its newly created Peoples Financial Advisors division.

In the first quarter of 2003, intangible amortization expense was up $90,000 (or 81%) compared to last year, totaling $201,000 versus $111,000, due to acquisitions in 2002. Intangible amortization expense for the first quarter of 2002 also reflects the adoption of SFAS 147 and restatement of goodwill relating to qualifying branch acquisitions. Peoples' trust preferred costs totaled $607,000 for the quarter ended March 31, 2003, up from $561,000 a year ago. The timing of the Trust Preferred Repurchase in the first quarter of 2002 and the issuance of trust preferred securities through PEBO Capital Trust II account for the increased costs in 2003. State franchise taxes increased $75,000 (or 41%) to $257,000 in the first quarter of 2003, from $182,000 in 2002's first quarter. Compared to the fourth quarter of 2002, franchise taxes were up $45,000 (or 21%) in the first quarter of 2003. These increases are due to additional equity at Peoples Bank, the primary basis for these taxes.

Management uses the non-interest income leverage ratio as a measurement of non-interest expense leverage. The ratio, defined as non-interest income as a percentage of operating expenses, excludes gains and losses on securities transactions and asset disposals, as well as intangible asset amortization. For the three months ended March 31, the non-interest leverage ratio was 41.4% in 2003 compared to 38.3% a year ago and 45.4% for the fourth quarter of 2002. Peoples' sales associates will strive to generate new revenues and leverage operating expenses through a needs-based selling approach in order to achieve its long-term target non-interest income leverage ratio of 50%.


RETURN ON EQUITY
Peoples' return on equity ("ROE") was 13.00% in the first quarter of 2003 versus 15.25% the prior quarter and 19.35% a year ago. The lower ROE is primarily the result of additional equity generated by the Common Stock Offering. While ROE remains a key part of the evaluation of Peoples' long-term performance, management believes earnings per share ("EPS") serves as a more meaningful measurement of short-term performance due to the impact of changing market valuations in the investment portfolio.


RETURN ON ASSETS
Return on assets ("ROA") was 1.27% in the first quarter of 2003 compared to 1.32% last quarter and 1.56% in the first quarter of 2002. The lower ROA is due to the increase in total assets resulting from the Investment Growth Strategy and acquisitions. In recent years, Peoples' primary focus has shifted to EPS enhancement and ROE while reducing the emphasis on ROA as a key performance indicator. However, management continues to monitor ROA and considers it a measurement of Peoples' asset utilization.


INCOME TAX EXPENSE
Peoples' effective tax rate was 28.8% for the three months ended March 31, 2003, compared to 28.7% for the same period in 2002. Peoples continues to implement tax optimization strategies and make tax-advantaged investments in order to manage its effective tax rate and overall tax burden. At March 31, 2003, the amount of tax-advantaged investments included in Other Assets totaled $28.8 million compared to $27.1 million at March 31, 2002. Depending on economic and regulatory conditions, Peoples may make additional investments in various tax credit pools and other tax-advantaged assets over the next several years.




                               FINANCIAL CONDITION

OVERVIEW OF BALANCE SHEET
At March 31, 2003, total assets were $1.67 billion compared to $1.39 billion at year-end 2002, an increase of $274.3 million (or 20%). Investment securities totaled $688.4 million at March 31, 2003, up $276.3 million (or 67%) from $412.1 million at December 31, 2002. These increases are primarily the result of the Investment Growth Strategy initiated in December 2002. During the first quarter of 2003, gross loans grew $10.2 million (or 1%), totaling $861.1 million at March 31, 2003.

Total liabilities were $1.48 billion at March 31, 2003, compared to $1.22 billion at year-end 2002, an increase of $264.9 million (or 22%). This increase is largely attributable to additional borrowing which funded the Investment Growth Strategy. At March 31, 2003, deposits totaled $969.9 million versus $955.9 million at year-end, as interest-bearing balances grew $16.2 million (or 2%) and non-interest bearing deposits declined $2.2 million (or 2%) since December 31, 2002. Borrowed funds totaled $503.2 million at quarter-end, up from $252.0 million at December 31, 2002.

Stockholders' equity totaled $156.6 million at March 31, 2003, versus $147.2 million at December 31, 2002, an increase of $9.4 million (or 6%). The majority of this increase is due to common shares sold in 2003 as part of the Common Stock Offering, which generated capital of $4.8 million, while Peoples earnings, net of dividends paid, was also a significant contributor.


CASH AND CASH EQUIVALENTS
Peoples' cash and cash equivalents are Federal funds sold, cash and balances due from banks, and interest-bearing balances in other institutions. The amount of cash and cash equivalents fluctuates on a daily basis due to client activity and Peoples' liquidity needs. At March 31, 2003, cash and cash equivalents totaled $44.1 million, down $11.5 million (or 21%) compared to $55.6 million at December 31, 2002. The majority of this decrease is attributable to a lower level of Federal funds sold which is the result of the timing of the Common Stock Offering in late 2002. At December 31, 2002, Peoples had Federal funds sold of $20.5 million compared to $9.5 million at March 31, 2003.

Management believes the current balance of cash and cash equivalents, along with the availability of other funding sources, should allow Peoples to meet cash obligations, special needs and off-balance sheet commitments, specifically undrawn lines of credit, construction loans and letters of credit, as they come due. Peoples will actively manage the principal runoff from the investment and loan portfolios and seek to reinvest those funds appropriately, based on loan demand and investment opportunities, while maintaining adequate liquidity. Further information regarding Peoples' liquidity can be found later in this discussion under "Interest Rate Sensitivity and Liquidity."


INVESTMENT SECURITIES
At March 31, 2003, the amortized cost of Peoples' investment securities totaled $675.7 million compared to $402.0 million at year-end 2002, while the market value of the investment portfolio was $688.4 million at March 31, 2003, up from $412.1 million at December 31, 2002. This increase is the result of the Investment Growth Strategy initiated in December 2002 and implemented in the first quarter of 2003, as well as reinvestment of the cash flows from the investment portfolio.

The difference in amortized cost and market value at March 31, 2003, resulted in unrealized appreciation in the investment portfolio of $12.7 million and a corresponding increase in Peoples' equity of $8.1 million, net of deferred taxes. In comparison, the difference in amortized cost and market value at December 31, 2002, resulted in unrealized appreciation of $10.1 million and an increase in equity of $6.4 million, net of deferred taxes.

Since December 31, 2002, Peoples' investment in US treasury securities and obligations of US government agencies and corporations has grown $13.0 million (or 45%), as management reinvested a portion of the runoff from the investment portfolio to maintain diversity within the portfolio. In addition, Peoples' investment in mortgage-backed securities is up significantly compared to year-end 2002 due to the Investment Growth Strategy. The following table details Peoples' investment portfolio, at estimated fair value:


(Dollars in thousands)                             March 31,   December 31,  March 31,
                                                      2003        2002         2002
US Treasury securities and obligations of
    US government agencies and corporations      $   41,638   $   28,647   $   30,774
Obligations of states and political subdivisions     67,088       67,806       60,710
Mortgage-backed securities                          522,469      259,811      199,953
Other securities                                     57,155       55,836       49,047
-------------------------------------------------------------------------------------
     Total available-for-sale securities         $  688,350   $  412,100   $  340,484
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


LOANS
Peoples Bank originates various types of loans, including commercial, financial and agricultural loans ("commercial loans"), real estate loans (both commercial and residential) and consumer loans, focusing primarily on lending opportunities in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets. At March 31, 2003, gross loans totaled $861.1 million, up $10.2 million since year-end 2002. Commercial loan balances grew $30.3 million during the first quarter of 2003, while real estate and consumer loans declined $12.8 million and $6.8 million, respectively. The following table details total outstanding loans:

(Dollars in thousands)                      March 31,   December 31,   March 31,
                                               2003         2002         2002
Commercial, financial, and agricultural   $  422,782    $  392,528   $  352,531
Real estate, construction                     10,523        16,231       18,135
Real estate, mortgage                        324,877       331,948      296,082
Consumer                                      96,857       103,635      107,757
Credit cards                                   6,065         6,549        6,205
--------------------------------------------------------------------------------
     Total loans                          $  861,104    $  850,891   $  780,710
================================================================================

Commercial loan balances, including loans secured by commercial real estate, totaled $422.8 million at March 31, 2003, up $30.3 million (or 8%) from $392.5 million at year-end 2002. The majority of the increase in commercial loans is attributable to lending opportunities within Peoples' existing markets. Commercial loans continue to represent the largest portion of Peoples' total loan portfolio, comprising 49.1% and 46.1% of total loans at March 31, 2003 and December 31, 2002, respectively. The portion of commercial loan balances secured by commercial real estate, excluding construction loans, was $316.1 million at March 31, 2003, up from $289.6 million at December 31, 2002. Future commercial lending activities will be dependent on economic and related conditions, such as general demand for loans in Peoples' primary markets, interest rates offered by Peoples and normal underwriting requirements. In addition to in-market opportunities, Peoples will continue to selectively lend to creditworthy customers outside its primary markets.

Real estate loans, which include construction loans but exclude loans secured by commercial real estate, totaled $335.4 million at the end of the first quarter of 2003 compared to $348.2 million at December 31, 2002, a decrease of $12.8 million (or 4%). Real estate loan balances have declined in response to customer demand for long-term, fixed-rate mortgages sold into the secondary market. Real estate loans comprised 38.9% of Peoples' total loan portfolio at March 31, 2003, versus 40.9% at year-end 2002. Included in real estate loans are home equity credit line ("Equiline") balances of $28.1 million at March 31, 2003, down from $28.5 million at December 31, 2002. Management believes Equiline loans are a relationship product with an acceptable return on investment after risk considerations. Residential real estate loans continue to represent a major focus of Peoples' lending due to the lower risk factors associated with this type of loan, and the opportunity to provide additional products and services to these consumers.

Excluding credit card balances, consumer loans have decreased $6.8 million (or 7%) since year-end 2002, totaling $96.9 million at March 31, 2003. Consumer loan balances continue to decline as a result of both a decline in demand and Peoples' focus on loan quality more than loan growth. The indirect lending area represents the majority of Peoples' consumer loans, with balances of $51.5 million and $56.2 million at March 31, 2003 and December 31, 2002, respectively. Various factors, including automobile manufacturers offering attractive financing options to car buyers through their captive credit affiliates, declining indirect sales opportunities, and normal runoff of indirect loans, have contributed to the lower indirect loan balances.

While sluggish economic conditions and fierce competition for loans, particularly automobile loans, have challenged the performance of Peoples' consumer loan portfolio, management remains committed to sound lending practices and continues to emphasize loan quality more than loan growth. Lenders use a tiered pricing system that enables Peoples to apply interest rates based on the corresponding risk associated with the loan. Although consumer debt delinquencies remain a major concern of the financial services industry, management's actions to reinforce Peoples' underwriting discipline in addition to proactive collection efforts have helped maintain consumer loan delinquencies at acceptable levels. Management plans to continue its commitment to the use of this tiered pricing system to improve the performance of Peoples' consumer loan portfolio.

At March 31, 2003, Peoples' credit card balances totaled $6.1 million, down $0.5 million (or 7%) since December 31, 2002. Peoples' ability to maintain credit card balances is impacted by fierce competition for customers. Since management does not intend to subject Peoples to additional and/or unnecessary risk merely for such growth, Peoples continues to market its credit card as a complementary product offering for client relationships.


LOAN CONCENTRATION
Peoples' largest concentration of commercial loans are credits to assisted living facilities and nursing homes, which comprised 13.5% of Peoples' outstanding commercial loans at March 31, 2003, versus 13.4% at year-end 2002. Loans to lodging and lodging related companies also represented a significant portion of Peoples' commercial loans accounting for approximately 10.3% of Peoples' outstanding commercial loans at quarter-end, compared to 11.2% at December 31, 2002.

These lending opportunities have arisen due to the growth of these industries in markets served by Peoples or contiguous areas, as well as sales associates' efforts to develop these relationships. Management believes Peoples' loans to assisted living facilities and nursing homes, as well as loans to lodging and lodging related companies, do not pose abnormal risk when compared to risk assumed in other types of lending since these credits have been subjected to Peoples' normal underwriting standards. In addition, a sizeable portion of the loans to lodging and lodging related companies are spread over various geographic areas and are guaranteed by individuals with substantial net worth. Peoples also requires the owners in these business relationships to possess market expertise and experience.


ALLOWANCE FOR LOAN LOSSES
Peoples' allowance for loan losses totaled $13.4 million, or 1.55% of total loans, at March 31, 2003, compared to $13.1 million, or 1.54%, at year-end 2002. The following table presents changes in Peoples' allowance for loan losses:

                                                     Three Months Ended
(Dollars in thousands)                                    March 31,
                                                     2003            2002
Balance, beginning of period                   $      13,086    $     12,357
Chargeoffs                                              (785)           (953)
Recoveries                                               231             161
-----------------------------------------------------------------------------
     Net chargeoffs                                     (554)           (792)
Provision for loan losses                                831             861
-----------------------------------------------------------------------------
          Balance, end of period               $      13,363    $     12,426
=============================================================================

The allowance is allocated among the loan categories based upon the consistent, quarterly procedural discipline described in the "Critical Accounting Policies" section of this discussion. However, the entire allowance for loan losses is available to absorb future loan losses in any loan category. The following details the allocation of the allowance for loan losses:

(Dollars in thousands)
                                           March 31,  December 31,   March 31,
                                              2003         2002        2002
Commercial                                $   9,320    $   8,846   $   7,767
Consumer                                      1,964        2,075       2,426
Real estate                                   1,610        1,617       1,763
Credit cards                                    299          342         379
Overdrafts                                      170          206          91
-----------------------------------------------------------------------------
     Total allowance for loan losses      $  13,363    $  13,086   $  12,426
=============================================================================

The allowance allocated to commercial loans has increased in recent periods, reflecting the higher credit risk associated with this type of lending and the continued growth in this portfolio. The allowance allocated to the real estate and consumer loan portfolios is based upon Peoples' allowance methodology for homogeneous loans, which includes a consideration of changes in total balances in those portfolios.

In the first quarter of 2003, net loan chargeoffs were $554,000 compared to $792,000 a year ago and $843,000 in the fourth quarter of 2002. Consumer and commercial loans, as well as chargeoffs relating to the Overdraft Privilege program, comprised the majority of net chargeoffs. The lower level of commercial loan chargeoffs in the first quarter of 2003 is attributable to fewer troubled loans identified with amounts deemed uncollectible. In addition, commercial loan chargeoffs were impacted by Peoples charging downs loans in two separate client relationships totaling $341,000 and $354,000 in the first and fourth quarters of 2002, respectively. The following table details Peoples' net chargeoffs:

                                                   Three Months Ended
                                      March 31,    December 31,    March 31,
(Dollars in thousands)                  2003          2002           2002
Consumer                              $   201       $    218        $    167
Commercial                                186            381             448
Overdrafts                                117            196             104
Credit card                                43             37              39
Real estate                                 7             11              34
-----------------------------------------------------------------------------
Total                                 $   554       $    843        $    792
=============================================================================
As a percent of average loans           0.07%          0.10%           0.10%
=============================================================================

Asset quality remains a key focus, as management continues to stress quality rather than growth in response to current economic conditions. Since December 31, 2002, Peoples' asset quality has improved due to the combination of a lower level of nonperforming loans and an increase in assets. The following table details Peoples' nonperforming assets:

(Dollars in thousands)                              March    December   March
                                                      31,      31,       31,
                                                     2003     2002      2002

Loans 90+ days past due and accruing                $  337    $  407    $  971
Renegotiated loans                                     685     2,439     2,864
Nonaccrual loans                                     3,741     4,617     4,040
------------------------------------------------------------------------------
     Total nonperforming loans                       4,763     7,463     7,875
Other real estate loans                                924       148       167
------------------------------------------------------------------------------
       Total nonperforming assets                   $5,687    $7,611    $8,042
==============================================================================
Nonperforming loans as a percent of total loans       0.55%     0.88%     1.01%
==============================================================================
Nonperforming assets as a percent of total assets     0.34%     0.55%     0.67%
==============================================================================

In the first quarter of 2003, the balance of nonperforming loans declined as a large commercial loan, comprising the entire amount of renegotiated loans at December 31, 2002, moved to performing status. In addition, a large commercial loan on nonaccrual status moved into other real estate owned ("OREO") in the first quarter of 2003, which also accounted for the majority of the increase in OREO. Nonperforming assets comprise a smaller percentage of total assets at March 31, 2003, as a result of a 20% increase in assets largely attributable to the completion of the Investment Growth Strategy in the first quarter of 2003.

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

At March 31, 2003, the recorded investment in loans that were considered to be impaired was $10.7 million, of which $8.5 million were accruing interest, and $2.2 million were nonaccrual loans. Included in this amount were $2.2 million of impaired loans for which the related allowance for loan losses was $715,000. The remaining impaired loan balances do not have a related allocation of the allowance for loan losses because the loans have been previously written-down, are well secured, or possess characteristics indicative of the ability to repay the loan. For the three months ended March 31, 2003, Peoples' average recorded investment in impaired loans was approximately $10.2 million and interest income of $182,000 was recognized on impaired loans during the period, representing 0.8% of Peoples' total interest income.


FUNDING SOURCES
Peoples considers a number of sources when evaluating funding needs, including but not limited to deposits, short-term borrowings, and long-term borrowings. Deposits, both interest-bearing and non-interest bearing, continue to be the most significant source of funds for Peoples, totaling $969.8 million, or 65.9% of total funding sources, at March 31, 2003.

Non-interest bearing deposits serve as a core funding source. At March 31, 2003, non-interest bearing deposit balances totaled $113.7 million, down $2.2 million (or 2%) compared to the prior year-end attributable to the timing of the investment of $10 million by a client in a market-based product. Since this transaction caused a temporary increase in balances at December 31, 2002, management believes a comparison of average balances to be more meaningful reflection of the trend in non-interest bearing deposits. In the first quarter of 2003, non-interest bearing deposits averaged $108.3 million compared to $105.6 million in the fourth quarter of 2002, an increase of $2.7 million (or 3%). Further information regarding Peoples' efforts to grow non-interest bearing deposits can be found later in this discussion under "Future Outlook."

Interest-bearing deposits totaled $856.2 million at March 31, 2003, an increase of $16.2 million (or 2%) compared to $840.0 million at December 31, 2002. Savings balances increased $25.5 million (or 18%) since year-end 2002, with $9 million attributable to higher balances in public funds and $8 million due to a new business savings account. Certificates of deposit remain Peoples' largest group of interest-bearing deposits, totaling $420.8 million at March 31, 2003, down slightly from $422.7 million at year-end 2002. Interest-bearing transaction accounts (primarily Peoples' money market deposit accounts), are also a significant portion of Peoples' interest-bearing deposits, totaling $266.2 million at March 31, 2003, compared to $273.7 million at year-end 2002, a decline of $7.5 million (or 3%).

Peoples also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy liquidity needs. Peoples' short-term borrowings include overnight repurchase agreements, a short-term loan from an unrelated financial institution and FHLB advances, while long-term borrowings include 10-year FHLB advances and term repurchase agreements. The majority of the long-term FHLB advances are convertible rate advances, with the initial rate fixed for periods ranging from two to four years, depending on the specific advance. After the initial fixed rate period, these advances have the opportunity, at the discretion of the FHLB, to reprice to a LIBOR based, variable rate product. Peoples has the option to prepay any repriced advance without penalty or allow the borrowing to reprice. In addition to these convertible rate advances, recent long-term FHLB advances have included fixed rate, amortizing advances, which helps Peoples manage its interest rate sensitivity.

At March 31, 2003, long-term borrowings totaled $439.3 million, up $235.5 million (or 116%) from $203.8 million at December 31, 2002. This increase is largely the result of the Investment Growth Strategy. Peoples' short-term borrowings totaled $63.8 million, up $15.7 million (or 32%) compared to year-end 2002. This increase is due to the short-term funding used in the Investment Growth Strategy. Management is evaluating various long-term funding alternatives for the $17 million short-term loan utilized to fund an acquisition in 2003 in anticipation of converting this short-term loan to longer term financing during the second quarter of 2003.


CAPITAL/STOCKHOLDERS' EQUITY
At March 31, 2003, stockholders' equity was $156.6 million, an increase of $9.4 million (or 6%) since December 31, 2002, due mostly to common shares sold in January 2003 as part of the Common Stock Offering, which generated capital of $4.8 million in the first quarter of 2003. In addition to this new capital, Peoples' earnings in the first quarter of 2003, net of dividends paid, accounted for $3.6 million of the increase.

For the three months ended March 31, 2003, Peoples paid dividends of $1.4 million, representing a dividend payout ratio of 28.9% of earnings, compared to a ratio of 23.0% a year ago. While management anticipates Peoples continuing its 37-year history of consistent dividend growth in future periods, Peoples Bancorp's ability to pay dividends on its common shares largely depends on receipt of dividends from Peoples Bank. Peoples Bancorp or Peoples Bank may decide to limit the payment of dividends, even when the legal ability to pay them exists, in order to retain earnings for use in Peoples Bank's business. Additionally, Peoples Bancorp has established two trust subsidiaries to issue preferred securities. If Peoples Bancorp suspends interest payments relating to the trust preferred securities issued by either of the two trust subsidiaries, Peoples will be prohibited from paying dividends on its common shares.

The adjustment for the net unrealized holding gains on available-for-sale securities, net of deferred income taxes, also increased equity. At March 31, 2003, net unrealized holding gains totaled $8.1 million versus $6.4 million at December 31, 2002, a change of $1.7 million. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' consolidated balance sheet are more sensitive to the changing market values of investments than if the investment portfolio was classified as held-to-maturity.

At March 31, 2003, Peoples had treasury stock totaling $2.0 million compared to $1.1 million at year-end 2002, an increase of $0.9 million (or 81%) largely due to repurchases through the 2003 Stock Repurchase Program. In the first quarter of 2003, Peoples repurchased 40,000 common shares (or 13% of the total authorized), at an average price of $22.04 per share, under the 2003 Stock Repurchase Program and 974 common shares, at an average price of $23.99, as part of the deferred compensation plan for directors of Peoples Bancorp and Peoples Bank. Peoples may repurchase additional common shares under the 2003 Stock Repurchase Program and for the deferred compensation plan, based on timing and market prices management deems appropriate.

In addition to monitoring performance through traditional capital measurements (i.e., dividend payout ratios and ROE), Peoples has also complied with the capital adequacy standards mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50% or 100% (highest risk assets) is assigned to each asset on the balance sheet. At March 31, 2003, Peoples' Total Capital, Tier 1 and Leverage ratios were 16.55%, 15.18% and 9.62%, exceeding the well-capitalized standards of 10%, 6% and 5%, respectively. In addition, all three risk-based capital ratios for Peoples Bank were also well above the minimum standards for a well-capitalized institution at March 31, 2003.


INTEREST RATE SENSITIVITY AND LIQUIDITY
While Peoples is exposed to various business risks, the risks relating to interest rate sensitivity and liquidity could materially impact its future results of operation and financial condition. The objective of Peoples' asset/liability management ("ALM") function is to measure and manage these risks in order to optimize net interest income within the constraints of prudent capital adequacy, liquidity and safety. This objective requires Peoples to focus on interest rate risk exposure and adequate liquidity as it manages the mix of assets and liabilities. Ultimately, the ALM function is intended to guide management in the acquisition of earning assets and selection of the appropriate funding sources.

Interest Rate Risk
------------------
Interest rate risk ("IRR") is one of the most significant risks for Peoples, and the entire financial services industry, primarily arising in the normal course of business of offering a wide array of financial products to its customers, including loans and deposits. IRR is the potential for economic loss due to future interest rate changes that can impact both earnings stream as well as market values of financial assets and liabilities. Peoples' exposure to IRR is primarily due to differences in the maturity, or repricing, of earning assets and interest-bearing liabilities. In addition, other factors, such as prepayments of loans and investment securities or early withdrawal of deposits, can expose Peoples to IRR and increase interest costs or reduce revenue streams.

Peoples has charged the ALCO with the overall management of Peoples' balance sheet mix and off-balance sheet hedging transactions related to the management of IRR. It is the ALCO's responsibility to keep Peoples focused on the future by evaluating trends and potential future events, researching alternatives, then recommending and authorizing an appropriate course of action. To this end, the ALCO has established an IRR management policy that sets the minimum requirements and guidelines for monitoring and managing the level and amount of IRR. The objective of the IRR policy is to encourage management to adhere to sound fundamentals of banking while allowing sufficient flexibility to exercise the creativity and innovations necessary to meet the challenges and opportunities of changing markets. The ultimate goal of these policies is to optimize net interest income within the constraints of prudent capital adequacy, liquidity, and safety.

Peoples' ALCO relies on different methods of assessing IRR, including simulations to project future net interest income and to monitor the sensitivity of the net present market value of equity and the difference, or "gap", between maturing or rate-sensitive assets and liabilities over various time periods. Peoples uses these methods to monitor IRR for both the short- and long-term. The ALCO places emphasis on simulation modeling as the most beneficial measurement of IRR because it is a dynamic measure. By employing a simulation process that estimates the impact of potential changes in interest rates and balance sheet structures and by establishing limits on these estimated changes to net income and net market value, the ALCO is better able to evaluate interest rate risks and their potential impact to earnings and market value of equity.

The modeling process starts with a base case simulation using the current balance sheet and current interest rates held constant for the next twelve months. At least two alternative interest rate scenarios, one with higher interest rates and one with lower interest rates, assuming parallel, immediate and sustained changes are also prepared using the same balance sheet structure as the base scenario. Comparisons produced from the simulation data, showing the earnings variance from the base interest rate scenario, illustrate the risks associated with the current balance sheet structure. Additional simulations, when deemed appropriate, are prepared using different interest rate scenarios than those used with the base case simulation and/or possible changes in balance sheet structure. The additional simulations are used to better evaluate risks and highlight opportunities inherent in the modeled balance sheet. Comparisons showing the earnings and equity value variance from the base case are provided to the ALCO for review and discussion. The results from these model simulations are evaluated for indications of effectiveness of current IRR management strategies.

As part of the evaluation of IRR, the ALCO has established limits on changes in net interest income and the net value of the balance sheet. The ALCO limits the decrease in net interest income of Peoples Bank to 10% or less from base case for each 100 basis point shift in interest rates measured over a twelve-month period assuming a static balance sheet. The ALCO limits the negative impact on net equity value to 40% or less given an immediate and sustained 200 basis points shift in interest rates also assuming a static balance sheet. The ALCO also reviews static gap measures for specific time periods focusing on one-year cumulative gap. At March 31, 2003, Peoples' one-year cumulative gap amount was positive 5.8% of earning assets, which represented $90.3 million more in assets than liabilities that may reprice during that period. Based on historical trends and performance, the ALCO has determined the ratio of the one-year cumulative gap should be within +/-15% of earning assets. Results that are greater than any of these limits will prompt a discussion by the ALCO of appropriate actions, if any, that should be taken.

The following table is provided to illustrate the estimated earnings at risk and value at risk positions of Peoples, on a pre-tax basis, at March 31, 2003 (dollars in thousands):

      Immediate
    Interest Rate                 Estimated                   Estimated
Increase (Decrease) in      (Decrease) Increase        (Decrease) Increase in
     Basis Points          In Net Interest Income      Economic Value of Equity
-----------------------    -----------------------     ------------------------
        300                $   (209)      (0.4)  %     $    (58,136)  (28.9) %
        200                     605        1.1              (37,520)  (18.6)
        100                     675        1.2              (17,038)   (8.5)
       (100)               $ (1,060)      (1.9)  %     $      7,249     3.6  %

The interest rate risk analysis shows that Peoples is asset sensitive, which means that increasing interest rates should favorably impact Peoples' net interest income while downward moving interest rates should negatively impact net interest income. There was no significant change in Peoples' asset sensitivity since the fourth quarter of 2002 and the ALCO believes it is to the benefit of Peoples to maintain this position. The interest rate analysis also shows Peoples is within the established IRR policy limits for all simulations and all scenarios for the current period.

The ALCO has implemented hedge positions to help protect Peoples' net interest income streams in the event of rising rates which will complement the current slightly asset sensitive position. Peoples has a hedge position on a $17 million long-term, fixed-rate borrowing from the FHLB that may convert to a variable rate, at the FHLB's discretion. In addition, the ALCO may consider additional hedging options for Peoples' variable rate liabilities, including, but not limited to, the purchase of other interest rate hedge positions, as available and appropriate, that would provide net interest income protection in a rising rate environment.

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

Typically, the main source of liquidity for Peoples is deposit growth. Liquidity is also provided from cash generated from earning assets such as maturities, principal payments and income from loans and investment securities. In the first quarter of 2003, cash provided by financing activities totaled $268.2 million compared to $8.8 million a year ago, due largely to increased long-term borrowings used for the Investment Growth Strategy. Cash used in investing activity totaled $286.2 million versus $21.2 million last year, primarily due to investment securities purchases, net of maturities and sales, of $273.9 million and a net increase in loan balances totaling $10.8 million.

When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that better enable Peoples to match funding dates and pricing characteristics with contractual maturity dates and pricing parameters of earning assets. At March 31, 2003, Peoples had available borrowing capacity of approximately $96 million through these external sources and unpledged securities in the investment portfolio of approximately $291 million that can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile funds from liquid assets. Peoples' volatile funds consist primarily of short-term growth in deposits, while liquid assets includes short-term investments and unpledged available-for-sale securities. At March 31, 2003, Peoples' net liquidity position was $236.7 million, or 14.1% of total assets, compared to $189.7 million, or 13.6% of total assets, at December 31, 2002. This increase in liquidity position as a percent of total assets was attributed to a $35.6 million decrease in volatile funds. The liquidity position as of March 31, 2003, was within Peoples' policy limit of negative 10% of total assets. At March 31, 2003, total wholesale funding comprised 28.4% of total assets and brokered funds were 0.6% of total assets, which was within Peoples' policy limits of 30% and 10%, respectively.


OFF-BALANCE SHEET ACTIVITIES AND CONTRACTUAL OBLIGATIONS
Peoples routinely engages in activities that involve, to varying degrees, elements of risk that are not reflected in whole or in part in the consolidated financial statements. These activities are part of Peoples' normal course of business and include traditional off-balance sheet credit-related financial instruments, interest rate contracts, operating leases, long-term debt and commitments to make additional capital contributions in low-income housing project investments.

Traditional off-balance sheet credit-related financial instruments are primarily commitments to extend credit, and standby letters of credit. These activities could require Peoples to make cash payments to third parties in the event certain specified future events occur. The contractual amounts represent the extent of Peoples' exposure in these off-balance sheet activities. However, since certain off-balance sheet commitments, particularly standby letters of credit, are expected to expire or be only partially used, the total amount of commitments does not necessarily represent future cash requirements. Management believes these activities are necessary to meet the financing needs of customers and/or manage Peoples' exposure to fluctuations in interest rates. The following table details the total contractual amount of loan commitments and standby letters of credit:

        (Dollars in thousands)           March 31,   December 31,    March 31,
                                           2003         2002          2002
        Loan commitments              $  114,342    $  103,462    $  89,903
        Standby letters of credit          7,799         7,632        7,801
        Unused credit card limits         22,447        21,216       21,164

Peoples also enters into interest rate contracts where Peoples is required to either receive cash from or pay cash to counter parties depending on changes in interest rates. Peoples utilizes interest rate contracts to help manage the risk of changing interest rates. At March 31, 2003, Peoples held interest rate contracts with notional amounts totaling $37 million and fair value of $415,000. Interest rate contracts are carried at fair value on the consolidated balance sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. As a result, the amounts recorded on the balance sheet at March 31, 2003, do not represent the amounts that may ultimately be paid or received under these contracts.

Management does not anticipate Peoples' current off-balance sheet activities will have a material impact on future results of operation and financial condition.

Peoples continues to lease certain banking facilities and equipment under noncancelable operating leases with terms providing for fixed monthly payments over periods ranging from two to fifteen years. The majority of Peoples' leased banking facilities are inside retail shopping centers and, as a result, are not available for purchase. Management believes these leased facilities increase Peoples' visibility within its markets and afford sales associates additional access to current and potential clients.


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


FUTURE OUTLOOK
In the first quarter of 2003, Peoples' results reflect the challenges facing the financial services industry, as the sustained low interest rate environment and uncertain economic conditions provided limited revenue growth opportunities. Ultimately, management believes future success will revolve around three issues: growth and quality of earnings, asset quality and a strong capital base. Top line revenues remain solid as management works to enhance Peoples' ability to service customers through a needs-based sales approach. Asset quality remains a key focus for management, as Peoples works to improve performance ratios to the level of high performing financial services companies. Peoples' capital ratios remain strongly positioned above well-capitalized minimums, providing a solid foundation to withstand the impact of adverse economic conditions, as well as providing opportunities for strategic growth.

Peoples routinely makes strategic investments designed to make it easier for clients to complete their transactions and conduct business with Peoples, as well as improve the ability of Peoples' associates to sell customers the products they need. Management primarily focuses on initiatives and explores investments that are expected to provide long-term benefits, such as the investment in Customer Relationship Management ("CRM") and profitability systems. Management continues to work on the CRM and profitability project with the goal of having these systems implemented in the third quarter of 2003. Once completed, this significant investment will allow Peoples' sales associates to see a comprehensive view of every customer and offer an integrated sales package to potential customers, as well as enhance the sales cycle. Although this project will produce additional expenses, management does not anticipate the CRM and profitability project to have a material impact on short-term earnings, as the majority of the costs will be amortized over a period of 5 to 7 years.

In 2003, one of Peoples' strategic goals is to increase core deposits, specifically non-interest bearing demand deposits, to 13% of total customer funding sources (from year-end 2002's 11%) and ultimately to 15% of total customer funding sources by year-end 2004. As part of this goal, Peoples introduced "Freedom Checking", an improved checking account designed to capitalize on recent investments in services. The new Freedom Checking product offers customers a broad array of additional services at no additional cost, including Internet banking and online billpay capabilities, Overdraft Privilege, debit cards and ATM access. Management believes Freedom Checking will allow Peoples to add more customers, as well as strengthen existing client relationships.

Mortgage banking is a key part of Peoples' business strategy, which incorporates a focus on retail products and services. As a result, management took steps in the first quarter of 2003 to improve Peoples' ability to serve the real estate lending needs of customers by refocusing several Peoples Bank lenders. These lenders, located throughout Peoples' primary market area, now serve as "Home Loan Specialists" and will be specifically responsible for originating real estate loans and home equity loans. While the current interest rate environment provides opportunities for growth, management believes a real estate loan and a basic checking account are the anchor products to successful long-term financial relationships with Peoples' customers. As a result, management expects Peoples' mortgage banking operation to be a valuable part of Peoples' business even when rates increase.

Another key to Peoples achieving its goals in 2003 is organic loan growth; although, the combination of slower economic conditions and Peoples' emphasis on loan quality continues to limit lending opportunities. Commercial lending remains the main driver of balance sheet loan growth even as management works to improve Peoples' mortgage banking operations. In the first quarter of 2003, Peoples established a loan production office in Delaware, Ohio. This new office, situated in one of the fastest growing counties in Ohio, complements Peoples' lending offices in neighboring Fairfield and Licking Counties and affords Peoples greater access to commercial customers in central Ohio, including the cities of Delaware, Marion and Marysville. Management looks forward to the opportunity to add loans to Peoples' portfolio through the Delaware office.

While the development and implementation of the Overdraft Privilege program has positively impacted Peoples' performance, Peoples is obligated to pay professional fees to the consultant that assisted in the implementation of the process, based on revenue parameters, with that amount totaling just over $150,000 in the first quarter of 2003. Additional net revenues from Overdraft Privilege (i.e. after provision for bad debt) have more than offset the professional expenses associated with the new product. Beginning in March 2003, the percentage of revenues paid to the consultant will decrease. Therefore, management does not expect these professional fees to increase significantly in 2003. In addition, the contract expires in February 2004, which should further enhance net revenues going forward, assuming Peoples maintains and/or grows total retail core deposits and volumes remain stable.

Mergers and acquisitions, such as the Kentucky Bancshares acquisition, have been an integral part of Peoples' efforts to expand its operations and scope of client services even while management continues to build client relationships and implements new products and services to enhance Peoples' earnings potential. Peoples' enhanced regulatory capital ratios, as a result of the Common Stock Offering, afford management additional growth opportunities through mergers and acquisitions. With a higher level of tangible equity to total assets, management believes Peoples is positioned to continue its disciplined acquisition strategy of the past decade and plans to dedicate more resources to develop and realize acquisition opportunities in and around Peoples' markets. However, the evaluation of future acquisitions will focus more on opportunities that complement Peoples' core competencies and strategic intent rather than geographic location or proximity to current markets.

Since 1996, Peoples has issued its debit card, the Connect Card, to customers, with nearly 40,000 cards issued at March 31, 2003. Debit cards provide various benefits to customers, including increased security, convenience and improved money management while also generating fee income for Peoples and other banks based on a percentage of the transactions processed, known as interchange fees. Recently, MasterCard International and Visa USA reached agreements to settle claims brought against them by a group of merchants in connection with the card associations' rules and fees relating to merchant acceptance of their branded cards. As part of the agreements, both associations are expected to implement new rules and change business practices that could have a negative impact on debit card interchange fees. While the exact details and impact are not known due to the timing of the agreements in late April 2003, management anticipates diminishing interchange fees on signature-based debit card transactions, which is likely to impact electronic banking revenues negatively in the second half of 2003 or early 2004.

Peoples remains a service-oriented company with a sales focus that aims to satisfy clients through a relationship sales process. Through this process, sales associates work to anticipate, uncover, and solve their clients' every financial need, from insurance to banking to investments. Management will continue to be stakeholder-focused with four key long-term objectives: double-digit EPS growth, ROE improvement, consistent dividend growth and revenue diversification.


FORWARD-LOOKING STATEMENTS
The statements in this Form 10-Q which are not historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Although management believes Peoples' plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Peoples cannot give any assurance that those plans, intentions or expectations will be achieved. The forward-looking statements involve a number of risks and uncertainties, including, but not limited to, the effect of changes in interest rates, the effect of federal and state banking and tax regulations, the effect of technological changes, the effect of economic conditions, the effect of competitive products and pricing, and other risks detailed in Peoples' Securities and Exchange Commission filings. All forward-looking statements are expressly qualified in their entirety by the cautionary statements. Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management's knowledge of Peoples' business and operations, it is possible that actual results may differ materially from these projections.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption "Interest Rate Sensitivity and Liquidity" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, and is incorporated herein by reference.


     CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                                                 For the Three Months Ended
                                                                         March 31,
                                                              2003                       2002
(dollars in thousands)                                 Average      Yield/        Average      Yield/
                                                       Balance       Rate         Balance       Rate
ASSETS
Securities:
  Taxable                                          $     541,753       4.94%  $     289,138       6.29%
  Tax-exempt                                              66,224       6.73%         53,664       7.00%
--------------------------------------------------------------------------------------------------------
    Total securities                                     607,977       5.13%        342,802       6.41%
Loans:
  Commercial                                             413,935       6.52%        365,187       6.99%
  Real estate                                            330,755       7.32%        297,172       7.86%
  Consumer                                               106,277       9.64%        115,864      10.27%
--------------------------------------------------------------------------------------------------------
    Total loans                                          850,967       7.22%        778,223       7.87%
Less: Allowance for loan loss                            (13,395)                   (12,622)
--------------------------------------------------------------------------------------------------------
    Net loans                                            837,572       7.40%        765,601       7.99%
Interest-bearing deposits                                  1,549       0.72%          2,918       1.51%
Federal funds sold                                         8,113       1.17%              9           -
--------------------------------------------------------------------------------------------------------
    Total earning assets                               1,455,211       6.41%      1,111,330       7.49%
Other assets                                             120,462                     94,880
--------------------------------------------------------------------------------------------------------
       Total assets                                $   1,575,673              $   1,206,210
========================================================================================================

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                                          $     150,168       1.32%  $      84,798       1.34%
  Interest-bearing demand deposits                       270,835       1.28%        276,706       1.61%
  Time                                                   422,158       3.64%        363,959       4.55%
--------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                      843,161       2.50%        725,463       3.10%
Borrowed funds:
  Short-term                                              37,603       1.11%         61,979       1.88%
  Long-term                                              391,554       3.91%        194,424       4.78%
--------------------------------------------------------------------------------------------------------
    Total borrowed funds                                 429,157       3.70%        256,403       4.13%
--------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities                 1,272,318       2.91%        981,866       3.37%
Non-interest bearing deposits                            108,315                     93,961
Other liabilities                                         56,791                     33,370
--------------------------------------------------------------------------------------------------------
    Total liabilities                                  1,421,371                  1,109,197
Stockholders' equity                                     154,302                     97,013
--------------------------------------------------------------------------------------------------------
  Total liabilities and equity                     $   1,575,673              $   1,206,210
========================================================================================================

Interest income to earning assets                                      6.41%                      7.49%
Interest expense to earning assets                                     2.54%                      2.97%
--------------------------------------------------------------------------------------------------------
  Net interest margin                                                  3.87%                      4.52%
========================================================================================================

Interest income and yields presented on a fully tax-equivalent basis using a 35% tax rate.


ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Within ninety days prior to the filing date of this Quarterly Report on Form 10-Q, Peoples under the supervision and with the participation of the management of Peoples Bancorp Inc., including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of Peoples' disclosure controls and procedures, in accordance with Rules 13a-14 and 13a-15 of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that:

(a) information required to be disclosed by Peoples Bancorp Inc. in this Quarterly Report on Form 10-Q would be accumulated and communicated to the management of Peoples Bancorp Inc., including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure;

(b) information required to be disclosed by Peoples Bancorp Inc. in this Quarterly Report on Form 10-Q would be recorded, processed and summarized, and would be reported within the timeframe specified in the SEC's rules and forms; and

(c) the disclosure controls and procedures of Peoples are effective to ensure that material information related to Peoples is made known to them, particularly during the period for which this Quarterly Report of Form 10-Q has been prepared.

CHANGES IN INTERNAL CONTROLS
No significant changes were made in Peoples' internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, referred to above.

                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.
None.


ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS.
The information provided under ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS in respect to amendments to Peoples Bancorp Inc.'s ("Peoples Bancorp") Amended Articles of Incorporation and Code of Regulations approved by the shareholders at the 2003 Annual Meeting of Shareholders of Peoples Bancorp (the "2003 Annual Meeting") and under ITEM 5: OTHER INFORMATION providing an updated summary of the material attributes of the common shares of Peoples Bancorp, are incorporated herein by reference.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.
None.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
On April 10, 2003, Peoples Bancorp Inc. held its Annual Meeting of Shareholders in the Ball Room at the Holiday Inn in Marietta, Ohio, with 77% of the outstanding common shares represented by proxy. No votes were placed in person.

Three Directors of Peoples Bancorp were re-elected to serve terms of three years each (expiring in 2006): Carl Baker, Jr.; George W. Broughton; and Wilford D. Dimit. In addition, Mark F. Bradley was re-elected to serve a term of two years (expiring in 2005). Other Directors of Peoples Bancorp who continue to serve after the 2003 Annual Meeting include Frank L. Christy, Robert E. Evans, Rex E. Maiden, Robert W. Price, Thomas C. Vadakin, Paul T. Theisen and Joseph H. Wesel (Chairman of the Board). The following is a summary of voting results:

         Nominee                  For          Withheld        Against
---------------------------   -------------  -------------   -------------
Carl Baker, Jr.                  7,211,123        259,648               -
George W. Broughton              7,218,634        252,137               -
Wilford D. Dimit                 7,219,039        251,732               -
Mark F. Bradley                  6,961,257        502,858           6,656

In addition, the shareholders approved an amendment to Peoples Bancorp's Articles of Incorporation to increase the number of authorized shares to 24,000,000, all of which are common shares, without par value, and amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(c), 2.07, 2.08 and 6.02 of
Peoples Bancorp's Code of Regulations to permit electronic proxies, notices, waivers and meetings and Section 2.10 of Peoples Bancorp's Code of Regulations to provide for Board committees of one or more directors. The following is a summary of voting results for these amendments:

                                                                                                                   Broker
                                                                                                                  Non-Votes
                                                                                                                     and
                             Proposal                                     For        Withheld       Against      Abstentions
--------------------------------------------------------------------  ------------  ------------  ------------- --------------
Amendment to Amended Articles of Incorporation to increase the
number of authorized shares to 24,000,000                               6,888,038       379,351        203,382      2,178,114
Amendments to Code of Regulations to permit electronic proxies,
notices, waivers and meetings                                           6,450,174       976,854         43,743      2,178,114
Amendment to Code of Regulations to provide for Board committees
of one or more members                                                  6,923,859       323,283        223,629      2,178,114

ITEM 5:  OTHER INFORMATION.
As discussed above in Item 4: Submission of Matters to a Vote of Security Holders, at the 2003 Annual Meeting, shareholders approved an amendment to the Amended Articles of Incorporation to increase the authorized number of common shares to 24,000,000, amendments to the Code of Regulations to permit electronic proxies, notices, waivers and meetings and a further amendment to the Code of Regulations to provide for committees of the Board of Directors of one or more directors.

The following paragraphs provide an updated summary of the material attributes of the common shares of Peoples Bancorp. The following statements are brief summaries of the provisions of the Amended Articles of Incorporation, as amended (the "Amended Articles"), of Peoples Bancorp and the Code of Regulations, as amended (the "Regulations"), of Peoples Bancorp, which are filed as exhibits to this Form 10-Q. The following statements are qualified in their entirety by reference to the Amended Articles and the Regulations and to applicable Ohio laws.

GENERALLY
---------
The authorized capital stock of Peoples Bancorp consists of 24,000,000 common shares, each without par value. As of May 1, 2003, there were 9,557,343 common shares issued and outstanding. The common shares are traded on The Nasdaq National Market under the symbol "PEBO".

Holders of the common shares are entitled to:

     o One vote for each common share held of record on all matters presented to a vote of shareholders, including the election of directors.

     o Receive dividends pro rata on a per share basis if and when declared by the Board of Directors from funds legally available therefor.

          The ability of Peoples Bancorp to pay dividends in respect of the common shares largely depends on its receipt of dividends from its subsidiaries, including Peoples Bank, National Association ("Peoples Bank"). The amount of dividends that Peoples Bank may pay to Peoples Bancorp is limited by federal banking laws, regulations and policies. The Federal Reserve Board may require Peoples Bancorp to retain capital for further investment in Peoples Bank, rather than pay dividends to common shareholders. Because Peoples Bancorp is a financial holding company, Peoples Bank is required to maintain capital sufficient to meet the "well capitalized" standards set by the regulators. Peoples Bank cannot pay dividends to Peoples Bancorp if such payment would cause Peoples Bank to fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Peoples Bank must have the approval of the Office of the Comptroller of the Currency if a dividend in any calendar year would cause the total dividends for that year to exceed the sum of the current year's retained net income and the retained net income for the preceding two years.

          Additionally, Peoples Bancorp has established two trust subsidiaries to issue preferred securities. If interest payments relating to the trust preferred securities issued by either of Peoples Bancorp's two trust subsidiaries are suspended, Peoples Bancorp will be prohibited from paying dividends on the Peoples Bancorp common shares.

     o Share ratably in Peoples Bancorp's net assets, legally available to the shareholders in the event of Peoples Bancorp's liquidation, dissolution or winding up, after payment in full of all amounts required to be paid to creditors or provision for such payment.

Holders of Peoples Bancorp's common shares have no preemptive, subscription, redemption, conversion or cumulative voting rights. The outstanding common shares of Peoples Bancorp are fully paid and nonassessable.

ANTI-TAKEOVER EFFECTS OF AMENDED ARTICLES, REGULATIONS AND THE OHIO GENERAL CORPORATION LAW
---------------------------------------------------------------------------
There are provisions in the Ohio General Corporation Law and in the Amended Articles and Regulations of Peoples Bancorp that could discourage potential takeover attempts and make attempts by shareholders to change Peoples Bancorp's Board of Directors and management more difficult.

CLASSIFIED BOARD OF DIRECTORS. Peoples Bancorp's Board of Directors is divided into three classes, with three-year staggered terms. This classification system increases the difficulty of replacing a majority of the directors at any one time and may tend to discourage a third-party from making a tender offer or otherwise attempting to gain control of Peoples Bancorp. It also may maintain the incumbency of Peoples Bancorp's Board of Directors.

REMOVAL OF DIRECTORS. The Regulations of Peoples Bancorp provide that a director or directors may be removed from office, only for cause, by the affirmative vote of the holders of shares entitling them to exercise at least 75% of the voting power to elect directors in place of those to be removed.

SUPERMAJORITY VOTE REQUIREMENTS. The Amended Articles of Peoples Bancorp provide that the holders of shares entitling them to exercise at least a majority of the voting power of Peoples Bancorp must approve the following matters before they can be implemented: o a proposed amendment to the Amended Articles;

     o proposed new regulations or an alteration, amendment or repeal of the Regulations;

     o    an agreement of merger or consolidation;

     o a proposed combination or majority share acquisition involving the issuance of shares of Peoples Bancorp and requiring shareholder approval;

     o a proposal to sell, lease, exchange, transfer or otherwise dispose of all or substantially all of Peoples Bancorp's property and assets;

     o    a proposed dissolution of Peoples Bancorp; or

     o a proposal to fix or change the number of directors by action of the shareholders of Peoples Bancorp.


However, if any three directors of Peoples Bancorp affirmatively vote against any of the foregoing matters, the proposal must be approved by the holders of shares entitling them to exercise at least 75% of the voting power entitled to vote thereon.

NOMINATION PROCEDURES. The Regulations of Peoples Bancorp provide that a nominee for election to the Board of Directors, other than those nominated by or at the direction of the Board of Directors, must be made in writing and delivered or mailed to the secretary of Peoples Bancorp not less than 14 days nor more than 50 days prior to any meeting of shareholders called for the election of directors. However, if less than 21 days' notice of the meeting is given to the shareholders, the nomination must be mailed or delivered to the secretary of Peoples Bancorp not later than the close of business on the seventh day following the date on which the notice of the meeting was mailed.

The written notice of a proposed nominee must contain the following information to the extent known by the notifying shareholder: o the name, age, business address and residence address of the proposed nominee;

     o    the principal occupation or employment of the proposed nominee;

     o the number of common shares beneficially owned by the proposed nominee and by the notifying shareholder; and

     o any other information required to be disclosed with respect to a nominee for election as a director pursuant to Section 14(a) of the Securities Exchange Act of 1934 or any successor provision.

In addition, the notifying shareholder must deliver to Peoples Bancorp the written consent of the nominee to serve as a director if elected.

CONTROL SHARE ACQUISITION ACT. Section 1701.831 of the Ohio Revised Code, known as the "Control Share Acquisition Act," provides that certain notice and informational filings, and special shareholder meeting and voting procedures, must occur prior to any person's acquisition of an issuer's shares that would entitle the acquirer to exercise or direct the exercise of the voting power of the issuer in the election of directors within any of the following ranges:

     o    one-fifth or more but less than one-third of such voting power;

     o    one-third or more but less than a majority of such voting power; or

     o    a majority or more of such voting power.

The Control Share Acquisition Act does not apply to a corporation if its articles of incorporation or code of regulations so provide. Peoples Bancorp has not opted out of the application of the Control Share Acquisition Act.

MERGER MORATORIUM STATUTE. Chapter 1704 of the Ohio Revised Code, also known as the "Merger Moratorium Statute," generally addresses a wide range of business combinations and other transactions (including mergers, consolidations, combinations, majority share acquisitions, asset sales, loans, disproportionate distributions of property and disproportionate issuances or transfers of shares or rights to acquire shares) between an Ohio corporation and an "Interested Shareholder" who, alone or with others, may exercise or direct the exercise of at least 10% of the voting power of the corporation in the election of directors. The Merger Moratorium Statute prohibits these transactions between the corporation and the Interested Shareholder for a period of three years after a person becomes an Interested Shareholder, unless, prior to that date, the directors approved either the business combination or other transaction or approved the acquisition that caused the person to become an Interested Shareholder.


Following the three-year moratorium period, if applicable, the corporation may engage in the covered transaction with the Interested Shareholder only if:

     o the transaction receives the approval of the holders of shares entitling them to exercise at least two-thirds of the voting power of the corporation in the election of directors and the approval of the holders of a majority of the voting shares held by persons other than an Interested Shareholder; or

     o the remaining shareholders receive an amount for their shares equal to the highest of the highest amount paid in the three years immediately before and including the announcement date of the covered transaction by the Interested Shareholder for the corporation's shares, the "fair market value" of the shares on the dates specified in the statute or the amount that would be due to the shareholders if the corporation were to dissolve.

The Merger Moratorium Statue does not apply to a corporation if its articles of incorporation so provide. Peoples Bancorp has not opted out of the application of the Merger Moratorium Statute.

TRANSFER AGENT
--------------
Registrar and Transfer Company serves as the transfer agent of Peoples Bancorp's issued and outstanding common shares.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.
         a) Exhibits:

                                               EXHIBIT INDEX

  Exhibit
  Number                             Description                                        Exhibit Location
------------     -----------------------------------------------------          ----------------------------------
   3(a)          Certificate of Amendment to the Amended Articles of            Filed herewith
                 Incorporation of Peoples Bancorp Inc. (as filed with
                 the Ohio Secretary of State on April 23, 2003)

   3(b)          Amended Articles of Incorporation of Peoples Bancorp Inc.      Filed herewith
                 (reflecting amendments through April 23, 2003) [For SEC
                 reporting compliance purposes only - not filed with Ohio
                 Secretary of State]

   3(c)          Certified Resolutions Regarding Adoption of                    Filed herewith
                 Amendments to Sections 1.03, 1.04, 1.05, 1.06,
                 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of
                 the Code of Regulations of Peoples Bancorp Inc. by
                 Shareholders on April 10, 2003.

   3(d)          Code of Regulations of Peoples Bancorp Inc. (reflecting        Filed herewith
                 amendments through April 10, 2003) [For SEC reporting
                 compliance purposes only].

     11          Computation of Earnings Per Share.                             Filed herewith

     12          Computation of Ratios.                                         Filed herewith

     99          Certification Pursuant To Title 18, United States              Filed herewith
                 Code, Section 1350, As Adopted Pursuant To Section
                 906 Of The Sarbanes-Oxley Act Of 2002


     b) Reports on Form 8-K:
        Peoples filed the following reports on Form 8-K during the three months ended March 31, 2003:

     1) Filed January 6, 2003 - News release announcing the sale of 216,000 common shares in connection with underwriter's exercise of over-allotment option.

     2)   Filed January 14, 2003 - News release announcing the election of Mark
          F. Bradley as a director of Peoples Bancorp Inc.

     3) Filed January 21, 2003 - News release announcing earnings for the quarter and year ended December 31, 2002.

     4) Filed February 13, 2003, as amended on February 14, 2003, - News release announcing the Board of Directors of Peoples Bancorp Inc. declared a quarterly dividend of $0.15 per share.

     5) Filed February 20, 2003 - News release announcing Peoples will make an investor presentation at the sixth annual Midwest 2003 Super-Community Bank Conference.

     6) Filed March 11, 2003 - News release announcing Peoples Bancorp Inc.'s first quarter earnings expectations.

     7) Filed March 13, 2003 - News release announcing the authorization for Peoples Bancorp Inc. to repurchase up to 300,000 common shares.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         PEOPLES BANCORP INC.




Date:  May 9, 2003               By: /s/ ROBERT E. EVANS
                                         -------------------------------------
                                         Robert E. Evans
                                         President and Chief Executive Officer



Date:  May 9, 2003               By: /s/ JOHN W. CONLON
                                         -------------------------------------
                                         John W. Conlon
                                         Chief Financial Officer



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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 9, 2003               By: /s/ ROBERT E. EVANS
                                         -------------------------------------
                                         Robert E. Evans
                                         President and Chief Executive Officer








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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 9, 2003               By: /s/ JOHN W. CONLON
                                         -------------------------------------
                                         John W. Conlon
                                         Chief Financial Officer


                                               EXHIBIT INDEX

  Exhibit
  Number                             Description                                        Exhibit Location
------------     -----------------------------------------------------          ----------------------------------
   3(a)          Certificate of Amendment to the Amended Articles of            Filed herewith
                 Incorporation of Peoples Bancorp Inc. (as filed with
                 the Ohio Secretary of State on April 23, 2003)

   3(b)          Amended Articles of Incorporation of Peoples Bancorp Inc.      Filed herewith
                 (reflecting amendments through April 23, 2003) [For SEC
                 reporting compliance purposes only - not filed with Ohio
                 Secretary of State]

   3(c)          Certified Resolutions Regarding Adoption of                    Filed herewith
                 Amendments to Sections 1.03, 1.04, 1.05, 1.06,
                 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of
                 the Code of Regulations of Peoples Bancorp Inc. by
                 Shareholders on April 10, 2003.

   3(d)          Code of Regulations of Peoples Bancorp Inc. (reflecting        Filed herewith
                 amendments through April 10, 2003) [For SEC reporting
                 compliance purposes only].

     11          Computation of Earnings Per Share.                             Filed herewith

     12          Computation of Ratios.                                         Filed herewith

     99          Certification Pursuant To Title 18, United States              Filed herewith
                 Code, Section 1350, As Adopted Pursuant To Section
                 906 Of The Sarbanes-Oxley Act Of 2002
