Form 10-Q
period 2003-06-30
PEOPLES BANCORP INC
filed 2003-08-11
CIK 318300

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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


                                   31-0987416
                      ------------------------------------
                      (I.R.S. Employer Identification No.)


138 Putnam Street, P. O. Box 738, Marietta, Ohio       45750
------------------------------------------------     ----------
    (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code:    (740) 373-3155
---------------------------------------------------    --------------


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

         Yes       X                No
             -------------             ------------------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes       X                No
             -------------             ------------------



Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, at August 7, 2003: 10,164,001.




                        Exhibit Index Appears on Page 35

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The following Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Consolidated Statements of Stockholders' Equity, and Consolidated Statements of Cash Flows of Peoples Bancorp Inc. and subsidiaries ("Peoples"), reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with accounting principles generally accepted in the United States. Results of operation for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet at December 31, 2002, contained herein has been derived from the audited balance sheet included in Peoples Bancorp Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 ("2002 Form 10-K"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2002 Form 10-K.

The consolidated financial statements include the accounts of Peoples Bancorp Inc. and its wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated.


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
                                                                                     June 30,          December 31,
ASSETS                                                                                 2003                2002
Cash and cash equivalents:
     Cash and due from banks                                                        $       45,979   $        34,034
     Interest-bearing deposits in other banks                                                  761             1,016
     Federal funds sold                                                                     93,500            20,500
     Other short-term investments                                                           14,994                 -
---------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                  155,234            55,550
---------------------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized cost of $671,815 and $402,048 at June 30, 2003, and
     December 31, 2002, respectively)                                                      689,680           412,100

Loans, net of unearned interest                                                            916,603           850,891
Allowance for loan losses                                                                  (14,151)          (13,086)
---------------------------------------------------------------------------------------------------------------------
          Net loans                                                                        902,452           837,805
---------------------------------------------------------------------------------------------------------------------

Bank premises and equipment, net                                                            22,102            18,058
Goodwill                                                                                    40,771            25,504
Other intangible assets                                                                      8,032             5,234
Other assets                                                                                41,819            40,110
---------------------------------------------------------------------------------------------------------------------
               Total assets                                                         $    1,860,090   $     1,394,361
=====================================================================================================================

LIABILITIES
Deposits:
     Non-interest bearing                                                           $      196,576   $       115,907
     Interest bearing                                                                      946,843           839,970
---------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                 1,143,419           955,877
---------------------------------------------------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased and securities sold under repurchase agreements                20,326            31,183
     Federal Home Loan Bank term advances                                                   22,500                 -
     Other short-term borrowings                                                                 -            17,000
---------------------------------------------------------------------------------------------------------------------
          Total short-term borrowings                                                       42,826            48,183
---------------------------------------------------------------------------------------------------------------------

Long-term borrowings                                                                       456,129           203,829
Accrued expenses and other liabilities                                                      10,259            10,199
---------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                         1,652,633         1,218,088
---------------------------------------------------------------------------------------------------------------------

Guaranteed preferred beneficial interests in junior subordinated debentures                 29,133            29,090

STOCKHOLDERS' EQUITY
Common stock, no par value, 24,000,000 shares authorized - 10,218,955 shares issued at June 30, 2003, and 9,421,222 issued
     at December 31, 2002, including shares in treasury                                    147,905           129,173
Accumulated comprehensive income, net of deferred income taxes                              11,523             6,446
Retained earnings                                                                           20,022            12,650
---------------------------------------------------------------------------------------------------------------------
                                                                                           179,450           148,269
Treasury stock, at cost, 60,970 shares at June 30, 2003, and
     59,351 shares at December 31, 2002                                                     (1,126)           (1,086)
---------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                                  178,324           147,183
---------------------------------------------------------------------------------------------------------------------
               Total liabilities, beneficial interests and stockholders' equity     $    1,860,090   $     1,394,361
=====================================================================================================================

See notes to the consolidated unaudited financial statements



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)                          Three Months Ended                Six Months Ended
                                                                            June 30,                         June 30,
                                                                       2003             2002             2003            2002
Interest income:
    Interest and fees on loans                                    $     15,678     $     15,171     $     31,017     $    30,315
    Interest on taxable investment securities                            7,035            4,417           13,723           8,967
    Interest on tax-exempt investment securities                           721              716            1,445           1,327
    Other interest income                                                   58                8               84              18
---------------------------------------------------------------------------------------------------------------------------------
        Total interest income                                           23,492           20,312           46,269          40,627
Interest expense:
    Interest on deposits                                                 4,903            5,160           10,107          10,699
    Interest on short-term borrowings                                      138              229              242             520
    Interest on long-term borrowings                                     4,290            2,412            8,116           4,738
---------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                                           9,331            7,801           18,465          15,957
---------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                                14,161           12,511           27,804          24,670
Provision for loan losses                                                  935              980            1,766           1,841
---------------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses                13,226           11,531           26,038          22,829
Other income:
    Service charges on deposits                                          2,052            1,675            3,777           3,041
    Fiduciary revenues                                                     858              640            1,444           1,256
    Electronic banking revenues                                            529              414              983             782
    Business owned life insurance                                          353              376              718             701
    Mortgage banking income                                                337                -              567               -
    Insurance and investment commissions                                   320              462              762             986
    (Loss) gain on securities transactions                                 (29)               -              (27)             51
    Loss on asset disposals                                               (236)              (7)            (238)            (14)
    Gain on early debt extinguishment                                        -                -                -             631
    Other non-interest income                                               98               66              231             150
---------------------------------------------------------------------------------------------------------------------------------
        Total other income                                               4,282            3,626            8,217           7,584
Other expenses:
    Salaries and benefits                                                4,827            4,346            9,551           8,830
    Occupancy and equipment                                              1,108              940            2,206           1,866
    Trust Preferred Securities expense                                     606              623            1,213           1,184
    Professional fees                                                      499              582              941             883
    Marketing                                                              379              150              655             536
    Data processing and software                                           320              294              650             617
    Franchise taxes                                                        272              178              529             360
    Amortization of intangible assets                                      271              112              472             223
    Other non-interest expense                                           1,760            1,324            3,529           2,728
---------------------------------------------------------------------------------------------------------------------------------
        Total other expenses                                            10,042            8,549           19,746          17,227
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                               7,466            6,608           14,509          13,186
Income taxes                                                             2,027            1,845            4,056           3,730
---------------------------------------------------------------------------------------------------------------------------------
               Net income                                         $      5,439     $      4,763     $     10,453     $     9,456
=================================================================================================================================

Earnings per share:

    Basic                                                         $       0.55     $       0.60     $       1.07     $      1.20
---------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                       $       0.54     $       0.59     $       1.05     $      1.18
---------------------------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding:
    Basic                                                            9,905,403        7,873,795        9,742,471       7,857,062
---------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                         10,094,114        8,102,047        9,931,638       8,045,609
---------------------------------------------------------------------------------------------------------------------------------

Cash dividends declared                                           $      1,634     $      1,202     $      3,081     $     2,279
---------------------------------------------------------------------------------------------------------------------------------
Cash dividend per share                                           $       0.16     $       0.15     $       0.31     $      0.29
---------------------------------------------------------------------------------------------------------------------------------
See notes to the consolidated unaudited financial statements


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

 (Dollars in thousands)                                                       Accumulated
                                                                                 Other
                                                        Common Stock         Comprehensive      Retained      Treasury
                                                       Shares  Amount            Income         Earnings        Stock       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                         9,421,222   $  129,173    $     6,446    $    12,650   $   (1,086)    $  147,183
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                       10,453                      10,453
Unrealized gain on available-for-sale investment
    securities, net of reclassification adjustment                                 5,077                                      5,077
Exercise of common stock options (20,972 shares -
   reissued 10,307 treasury shares)                   10,665           47                                        223            270
Tax benefit from exercise of stock options                             49                                                        49
Distribution of treasury stock for deferred
   compensation plan (reissued 304 treasury                                                                        6              6
   shares)
Cash dividends declared                                                                          (3,081)                     (3,081)
Issuance of common shares                            216,000        4,794                                                     4,794
Common stock issued under dividend
   reinvestment plan                                   8,113          194                                                       194
Purchase of treasury shares, 41,923 shares                                                                       (928)         (928)
Issuance of common shares to purchase
   Kentucky Bancshares Incorporated (issued
   592,648 shares - reissued 29,693 treasury         562,955       13,648                                         659        14,307
   shares)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2003                            10,218,955   $  147,905    $    11,523    $    20,022   $    (1,126)   $  178,324
====================================================================================================================================




       CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

 (Dollars in thousands)                                               Three Months Ended           Six Months Ended
                                                                          June 30,                     June 30,
                                                                       2003         2002           2003          2002
Net income                                                          $   5,439   $    4,763     $   10,453    $    9,456
Other comprehensive income, net of tax:
   Unrealized gain on available-for-sale investment securities arising
      during the period                                                 3,356        4,651          5,059         3,315
   Less: reclassification adjustment for securities (loss) gains included
      in net income, net of tax                                          (19)            -           (18)            33
------------------------------------------------------------------------------------------------------------------------
   Net unrealized gain (loss) on available-for-sale arising             3,375        4,651          5,077         3,282
   during the period
------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                          $   8,814   $    9,414         15,530        12,738
========================================================================================================================

See notes to the consolidated unaudited financial statements


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                                                Six Months Ended
                                                                                          June 30,
                                                                                2003                     2002
Cash flows from operating activities:
Net income                                                                $       10,453           $        9,456
Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation, amortization, and accretion, net                           2,986                    1,399
          Provision for loan losses                                                1,766                    1,841
          Business owned life insurance income                                      (718)                    (701)
          Loss (gain) on securities transactions                                      27                      (51)
          Gain on early debt extinguishment                                            -                     (631)
          Increase in interest receivable                                         (1,250)                    (646)
          Increase in interest payable                                             1,075                      138
          Deferred income tax expense                                                889                      131
          Deferral of loan origination fees and costs                                127                      (69)
          Other, net                                                              (3,830)                  (1,174)
------------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                          11,525                    9,693
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchases of available-for-sale securities                                      (430,251)                 (95,659)
Proceeds from sales of available-for-sale securities                              49,509                   32,793
Proceeds from maturities and calls of available-for-sale securities              132,754                   37,043
Net decrease (increase) in loans                                                   8,044                  (24,557)
Expenditures for premises and equipment                                           (1,011)                    (828)
Proceeds from sale of other real estate owned                                        446                      206
Expenditures for other real estate owned                                          (1,307)                       -
Acquisitions, net of cash received                                                12,015                   12,718
Investment in tax credit funds                                                      (993)                  (1,315)
------------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                            (230,794)                 (39,599)
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Net increase in non-interest bearing deposits                                     62,110                    2,304
Net increase in interest-bearing deposits                                         11,273                   20,227
Net (decrease) increase in short-term borrowings                                  (5,357)                   1,961
Proceeds from long-term borrowings                                               258,018                    7,000
Payments on long-term borrowings                                                  (8,776)                  (4,025)
Cash dividends paid                                                               (2,451)                  (1,985)
Purchase of treasury stock                                                          (928)                    (174)
Repurchase of Trust Preferred Securities                                               -                   (6,150)
Proceeds from issuance of Trust Preferred Securities                                   -                    7,000
Proceeds from issuance of common shares                                            5,064                      727
------------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                         318,953                   26,885
------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              99,684                   (3,021)
Cash and cash equivalents at beginning of period                                  55,550                   32,838
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $      155,234           $       29,817
==================================================================================================================


Supplemental cash flow information:
    Interest paid                                                         $      17,266            $       15,789
------------------------------------------------------------------------------------------------------------------
    Income taxes paid                                                     $       2,339            $        2,825
------------------------------------------------------------------------------------------------------------------

 See notes to the consolidated unaudited financial statements


NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

1.  Mergers and Acquisitions:
    On May 9, 2003, Peoples Bancorp completed the acquisition of Kentucky Bancshares Incorporated ("Kentucky Bancshares"), the holding company of Kentucky Bank & Trust, for total consideration of $29.1 million ($14.8 million in cash and $14.3 million in Peoples Bancorp's common shares).

    The acquisition of Kentucky Bancshares included the merger of Kentucky Bank & Trust into Peoples Bank, National Association ("Peoples Bank"). As a result, the five former Kentucky Bank & Trust offices in northeastern Kentucky communities of Ashland, Russell, Flatwoods, Greenup and South Shore now operate as full-service financial service offices of Peoples Bank. In this transaction, Peoples acquired loans of $75 million, deposits of $113 million, and trust assets under management of $181 million, as well as three ATMs.

    Peoples accounted for the transaction under the purchase method of accounting. The balances and operations of the acquisition are included in Peoples' consolidated financial statements from the date of the acquisition, and do not materially impact Peoples' financial position, results of operations or cash flows for any period presented. As part of the purchase price allocation, Peoples recorded goodwill of $13.0 million, core deposit intangible of $3.5 million and trust relationship intangible of $1.0 million.

    Management expects this acquisition to positively impact Peoples' earnings, from combined cost savings and enhanced efficiencies resulting from the closure of Peoples Bank's office at 404 Ferry Street in Russell, Kentucky concurrent with the acquisition and the planned closure of Peoples Bank's Catlettsburg, Kentucky office in October 2003. These office closings are due to the proximity of the newly acquired offices in Russell and Ashland, Kentucky that will continue to serve these markets.

2.  New Accounting Pronouncements:
    In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The objective of FIN 46 is to provide guidance on how to identify a variable interest entity and determine when assets, liabilities, noncontrolling interests and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that is acquired before February 1, 2003. With respect to interests in entities subject to FIN 46, including low income housing investments, the adoption of FIN 46 will not have a material impact on Peoples' financial position. Peoples has determined that the provisions of FIN 46 may require de-consolidation of the subsidiary grantor trusts, which issue mandatorily redeemable preferred securities of the grantor trusts. At adoption of FIN 46, the grantor trusts may be de-consolidated and the junior subordinated debentures of Peoples owned by the grantor trusts would be disclosed. The Trust Preferred Securities currently qualify as tier 1 capital of Peoples for regulatory capital purposes. The banking regulatory agencies have not issued any guidance which would change the capital treatment for Trust Preferred Securities based on the impact of the adoption of FIN 46.

    On May 15, 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 modifies the accounting for certain financial instruments that issuers could account for as equity. Under SFAS 150, those instruments with characteristics of both liabilities and equity must be classified as liabilities in statements of financial position, with the corresponding payments to holders of the instruments recognized as interest expense.

    The reporting requirements of SFAS 150 are effective July 1, 2003. As a result of this new standard, Peoples will reclassify its Trust Preferred Securities, presented on the balance sheet as "Guaranteed preferred beneficial interest in junior subordinated debentures", to liabilities and recognize the related expense within the income statement as interest expense versus Trust Preferred Securities expense. Accordingly, the adoption of this standard had no impact on the results of operations or the financial position of Peoples but will require the restatement of certain financial ratios for all periods presented such as net interest margin, non-interest income leverage and efficiency ratios, beginning in the third quarter of 2003.

3.  Stock-Based Compensation:
    Peoples accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees". No stock-based employee compensation cost is reflected in net income, since all options granted under those plans had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if Peoples had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


(Dollars in Thousands, except Per Share Data)                 Three Months Ended                  Six Months Ended
                                                                   June 30,                           June 30,
                                                              2003            2002              2003             2002

Net Income, as reported                                   $     5,439     $     4,763       $    10,453      $     9,456
Deduct: stock-based compensation expense determined
     under fair value based method, net of tax                    141              90               227              150
-------------------------------------------------------------------------------------------------------------------------
Pro forma net income                                      $     5,298     $     4,673       $    10,226      $     9,306
=========================================================================================================================

Basic Earnings Per Share:
     As reported                                          $      0.55     $      0.60       $      1.07      $      1.20
-------------------------------------------------------------------------------------------------------------------------
     Pro forma                                            $      0.53     $      0.59       $      1.05      $      1.18
-------------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share:
     As reported                                          $      0.54     $      0.59       $      1.05      $      1.18
-------------------------------------------------------------------------------------------------------------------------
     Pro forma                                            $      0.52     $      0.58       $      1.03      $      1.16
-------------------------------------------------------------------------------------------------------------------------

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS \OF OPERATIONS


                             SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows:


                                                                   At or For the Three                  At or For the Six
                                                                  Months Ended June 30,               Months Ended June 30,
SIGNIFICANT RATIOS                                                 2003              2002              2003              2002
Return on average equity                                            12.92 %           18.85 %           12.95 %           19.10 %
Return on average assets                                             1.25 %            1.54 %            1.26 %            1.55 %
Net interest margin (a)                                              3.64 %            4.54 %            3.74 %            4.53 %
Non-interest income leverage ratio (b)                              46.54 %           43.06 %           44.01 %           40.68 %
Efficiency ratio (c)                                                51.10 %           50.97 %           51.93 %           52.57 %
Average stockholders' equity to average assets                       9.67 %            8.16 %            9.73 %            8.11 %
Average loans to average deposits                                   86.70 %           93.40 %           88.01 %           94.17 %
Cash dividends to net income                                        30.04 %           25.24 %           29.47 %           24.10 %
-----------------------------------------------------------------------------------------------------------------------------------

ASSET QUALITY RATIOS (end of period)
Nonperforming loans as a percent of total loans (d)                  0.62 %            0.87 %            0.62 %            0.87 %
Nonperforming assets as a percent of total assets (e)                0.35 %            0.57 %            0.35 %            0.57 %
Allowance for loan losses to loans net of unearned                   1.54 %            1.44 %            1.54 %            1.44 %
interest

-----------------------------------------------------------------------------------------------------------------------------------

CAPITAL RATIOS (end of period)
Tier I capital ratio                                                13.87 %           11.26 %           13.87 %           11.26 %
Risk-based capital ratio                                            15.34 %           12.62 %           15.34 %           12.62 %
Leverage ratio                                                       8.80 %            8.42 %            8.80 %            8.42 %

-----------------------------------------------------------------------------------------------------------------------------------

PER SHARE DATA
Net income per share - basic                                $        0.55      $       0.60     $        1.07     $        1.20
Net income per share - diluted                                       0.54              0.59              1.05              1.18
Cash dividends per share                                             0.16              0.15              0.31              0.29
Book value per share (end of period)                                17.56             13.30             17.56             13.30
Tangible book value per share (end of period) (f)           $       12.75      $       9.71     $       12.75     $        9.71
Weighted average shares outstanding - Basic                     9,905,403         7,873,795         9,742,471         7,857,062
Weighted average shares outstanding - Diluted                  10,094,114         8,102,047         9,931,638         8,045,609

-----------------------------------------------------------------------------------------------------------------------------------

(a) Calculated using fully-tax equivalent net interest income as a percentage of average earning assets.
(b) Non-interest income (less securities and asset disposal gains and/or losses) as a percentage of non-interest expense (less intangible amortization). The ratio for the six months ended June 30, 2002, excludes gain on early debt extinguishment of $631,000.
(c) Non-interest expense (less intangible amortization) as a percentage of fully tax equivalent net interest income plus non-interest income. The ratio for the six months ended June 30, 2002, excludes gain on early debt extinguishment of $631,000.
(d) Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans.
(e) Nonperforming assets include nonperforming loans and other real estate owned. (f) Tangible book value per share reflects capital calculated for banking regulatory requirements and excludes balance sheet impact of intangible assets acquired through purchase accounting for acquisitions.


Introduction
------------
The following discussion and analysis of the Consolidated Financial Statements of Peoples is presented to provide insight into management's assessment of the financial condition and results of operations. Peoples' subsidiaries are Peoples Bank, National Association ("Peoples Bank"), Peoples Investment Company, PEBO Capital Trust I and PEBO Capital Trust II. Peoples Bank also operates Peoples Insurance Agency, Inc. ("Peoples Insurance"), which offers a full range of life, property, and casualty insurance products to customers in Peoples' markets, and Peoples Loan Services, Inc., which invests in certain loans originated in Peoples' markets. Peoples Investment Company also owns Peoples Capital Corporation.

Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency. Peoples Bank offers complete financial products and services through 50 financial service locations and 33 ATMs in Ohio, West Virginia, and Kentucky. Peoples Bank's e-banking service, Peoples OnLine Connection, can be found on the Internet at www.peoplesbancorp.com (this uniform resource locator (URL) is an inactive, textual reference only). Peoples Bank provides an array of financial products and services to customers that include traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. Peoples provides services through ordinary walk-in offices and automobile drive-in facilities, automated teller machines, banking by phone, and the Internet.

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

References will be found in this Form 10-Q to the following significant transactions that have impacted or will impact Peoples' results of operations:

o As discussed in Note 1 of Notes to the Consolidated Unaudited Financial Statements, on May 9, 2003, Peoples Bancorp completed its acquisition of Kentucky Bancshares Incorporated ("Kentucky Bancshares"), the holding company of Kentucky Bank & Trust. In addition, Peoples Bank closed an office at 404 Ferry Street in Russell, Kentucky concurrent with this acquisition. Peoples Bank also plans to close its Catlettsburg, Kentucky office in October 2003 due to the proximity of the acquired Ashland, Kentucky office.

o On March 13, 2003, Peoples announced the authorization to repurchase up to 300,000, or approximately 3%, of Peoples' outstanding common shares from time to time in open market or privately negotiated transactions ("2003 Stock Repurchase Program"). The common shares repurchased will be used for projected stock option exercises granted under Peoples' stock option plans, a portion of the consideration to be paid in acquisitions, and other general corporate purposes. The timing of the purchases and the actual number of common shares purchased will depend on market conditions and limitations imposed by applicable federal securities laws. The 2003 Stock Repurchase Program will expire on December 31, 2003.

o On December 19, 2002, Peoples Bancorp Inc. completed the sale of 1,440,000 common shares through a firm commitment underwritten offering and on January 3, 2003, sold an additional 216,000 common shares in conjunction with the option granted to the underwriters to cover over-allotments (collectively, the "Common Stock Offering"). The Common Stock Offering generated new capital totaling $36.9 million after offering expenses. In January 2003, Peoples Bancorp used $16 million of the net proceeds to increase Peoples Bank's capital position. Peoples intends to use the remaining net proceeds for general corporate purposes, which may include the repayment of outstanding indebtedness, mergers and acquisitions, such as the Kentucky Bancshares acquisition, or other strategic investments.

o In December 2002, Peoples initiated an investment growth strategy to offset the dilutive impact of the Common Stock Offering, thereby leveraging Peoples' increased capital levels ("Investment Growth Strategy"). As a result of this Investment Growth Strategy, total earning assets, particularly mortgage-backed investment securities, increased by $260 million in January 2003 compared to the year-end 2002 balance. Peoples funded the investment purchases using $187 million of wholesale market repurchase agreements at an average cost of 2.92%, $58 million of FHLB advances at an average cost of 2.15% and $15 million from the Common Stock Offering. In March 2003, Peoples purchased an additional $20 of million mortgage-backed investment securities as part of this strategy. This purchase was funded using an $18.6 million wholesale market repurchase agreement at a rate of 2.09%, with the remainder from available corporate funds.

o On April 10, 2002, Peoples issued $7.0 million of LIBOR based floating rate trust preferred securities through a newly-formed subsidiary, PEBO Capital Trust II, which participated in a pooled offering. PEBO Capital Trust II used the proceeds from the issuance to purchase floating rate junior subordinated debt securities due April 22, 2032 (the "Debentures"). Peoples has used the net proceeds from the sale of the Debentures for general corporate purposes and management of corporate liquidity.

The impact of these transactions, where significant, is discussed in the applicable sections of this management's discussion and analysis.


Critical Accounting Policies
----------------------------
The accounting and reporting policies of Peoples conform to accounting principles generally accepted in the United States ("US GAAP") and to general practices within the banking industry. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples' consolidated financial statements and management's discussion and analysis.

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

Allowance for Loan Losses
-------------------------
In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. Peoples maintains an allowance for loan losses to absorb probable losses in the loan portfolio based on a quarterly analysis of the portfolio. This formal analysis determines an appropriate level and allocation of the allowance for loan losses among loan types and resulting provision for loan losses by considering factors affecting loan losses, including specific losses, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. Management continually monitors the loan portfolio through its Loan Review Department and Loan Loss Committee to evaluate the adequacy of the allowance. The provision expense could increase or decrease each quarter based upon the results of management's formal analysis.

The amount of the allowance for the various loan types represents management's estimate of expected losses from existing loans based upon specific allocations for individual lending relationships and historical loss experience for each category of homogeneous loans. The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation requires management to make estimates of the amounts and timing of future cash flows on impaired loans, which consists primarily of nonaccrual and restructured loans. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.

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

There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses of $14.2 million at June 30, 2003, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. As a result of a slowdown in economic activity that could adversely affect cash flows for both commercial and individual borrowers, Peoples could experience increases in problem assets, delinquencies and losses on loans.

Investment Securities
---------------------
Investment securities are recorded at cost, which includes premiums and discounts if purchased at other than par or face value. Peoples amortizes premiums and accretes discounts as an adjustment to interest income using the effective interest method over the estimated life of the security. The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method.

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

Presently, Peoples classifies its entire investment portfolio as available-for-sale. As a result, both the investment and equity sections of Peoples' balance sheet are more sensitive to changes in the overall market value of the investment portfolio, due to changes in market interest rates, investor confidence and other factors affecting market values, than if the investment portfolio was classified as held-to-maturity.

Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. Declines in fair value of individual investment securities below their amortized cost that are deemed to be other-than-temporary will be written down to current market value and included in earnings as realized losses. There were no investment securities identified by management to be other-than-temporarily impaired for the six months ended June 30, 2003. If the financial markets experience deterioration and investments decline in fair value, charges to income could occur in future periods.

Goodwill and Other Intangible Assets
------------------------------------
Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"), establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. In addition, Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS 147"), establishes standards for unidentifiable intangible assets acquired specifically in branch purchases that qualify as business combinations. At June 30, 2003, Peoples had $7.8 million of core deposit and trust relation intangible assets, subject to amortization, and $40.8 million of goodwill, not subject to periodic amortization.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Goodwill recorded by Peoples in connection with its acquisitions relates to the value inherent in the banking business and the value is dependent upon Peoples' ability to provide quality, cost effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

Under US GAAP in effect through December 31, 2001, Peoples amortized goodwill on a straight-line basis over periods ranging from ten to fifteen years. Effective January 1, 2002, Peoples was no longer required to amortize previously recorded goodwill as a result of adopting SFAS 142 and SFAS 147.

Peoples has reviewed its goodwill assets and has concluded the recorded value of goodwill was not impaired as of June 30, 2003. There are many assumptions and estimates underlying the determination of impairment and using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude impairment indicators exist and Peoples' goodwill is impaired, which would result in Peoples' recording an impairment loss. Any resulting impairment loss could have a material, adverse impact on Peoples' financial condition and results of operations.



Overview of the Income Statement
--------------------------------
In the second quarter of 2003, net income totaled $5,439,000, up 14% from $4,763,000 a year ago and up 8% from $5,014,000 for the first quarter of 2003. Diluted earnings per share were $0.54 for the second quarter of 2003 versus $0.59 for the same period last year and $0.51 the first quarter of 2003. For the six months ended June 30, 2003, net income totaled $10,453,000, representing an 11% increase over the $9,456,000 earned a year ago. Earnings per diluted share were $1.05 for the six months ended June 30, 2003, versus $1.18 for the first six months of 2002.

Peoples' increased net income in 2003 is due in large part to additional net interest income resulting from the Investment Growth Strategy implemented in the first quarter of 2003 and an overall increase in net revenues attributable to the Kentucky Bancshares acquisitions. The lower earnings per share is attributable to higher average common shares outstanding, due to the issuance of approximately 593,000 common shares in the second quarter of 2003 as partial consideration in the Kentucky Bancshares acquisition and 1.7 million shares in the Common Stock Offering. However, the Investment Growth Strategy offset most of the dilutive effect of the Common Stock Offering. Peoples also recognized merger-related costs of approximately $215,000 after-tax (or $0.02 per share) relating to the Kentucky Bancshares acquisition.

Net interest income grew to $14,161,000 for the three months ended June 30, 2003, from $13,643,000 last quarter and $12,511,000 a year ago. Net interest margin was 3.64% in the second quarter of 2003 versus 3.87% and 4.54% for the first quarter of 2003 and second quarter of 2002, respectively. For the six months ended June 30, 2003, net interest income totaled $27,804,000 and net interest margin was 3.74% compared to $24,670,000 and 4.53% for the same period in 2002. The Investment Growth Strategy accounted for a significant portion of the increase in net interest income in 2003, but also contributed to compression of net interest margin.

For the quarter ended June 30, 2003, non-interest income was $4,282,000, compared to $3,626,000 for the same period last year. On a year-to-date basis, non-interest income totaled $8,217,000 through June 30, 2003, compared to $7,584,000 last year. Peoples' enhanced non-interest income was primarily the result of higher deposit service charge income, with revenues from Peoples' e-banking services, mortgage banking income and fiduciary activities also contributing to the increase. Non-interest expense was $10,042,000 in the second quarter of 2003, up 17% compared to $8,549,000 for the same period in 2002. On a year-to-date basis, non-interest expense totaled $19,746,000 and $17,227,000 through June 30, 2003 and 2002, respectively. These increases are largely the result of acquisitions and strategic initiatives, which caused Peoples to incur additional expenses in 2003.


Interest Income and Expense
---------------------------
Peoples derives a majority of its interest income from loans and investment securities and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue. Management periodically adjusts the mix of assets and liabilities in an attempt to manage and improve net interest income; however, factors that influence market interest rates, such as interest rate changes by the Federal Reserve Open Market Committee and Peoples' competitors, may have a greater impact on net interest income than adjustments made by management. Consequently, a volatile rate environment can make it extremely difficult to manage net interest margin and income in the short term, much less anticipate and position the balance sheet for future changes.

In the second quarter of 2003, net interest income totaled $14,161,000, up 13% compared to $12,511,000 for 2002's second quarter. Interest income increased $3,180,000 (or 16%) from last year, totaling $23,492,000 in the second quarter of 2003, while interest expense was up $1,530,000 (or 20%), totaling $9,331,000 for the three months ended June 30, 2003. Compared to the first quarter of 2003, net interest income grew 4% in the second quarter of 2003. On a year-to-date basis through June 30, 2003, net interest income totaled $27,804,000 compared to $24,670,000, an increase of $3,134,000 (or 13%). For the same period, total interest income grew 14% to $46,269,000, while interest expense was up 16% to $18,465,000. These increases are primarily the result of the Investment Growth Strategy, while acquisitions also fueled some of the growth.

Peoples derives a portion of its interest income from loans to and investments issued by states and political subdivisions. Since these revenues generally are not subject to income taxes, management believes it is more meaningful to analyze net interest income on a fully-tax equivalent ("FTE") basis, which adjusts interest income by converting tax-exempt income to the pre-tax equivalent of taxable income using an effective tax rate of 35%. For the three months ended June 30, 2003, interest income was increased by $416,000 for the impact of the tax-equivalent adjustment, resulting in FTE net interest income of $14,577,000, up $1,657,000 (or 13%) from $12,920,000 for the same period in
2002, and up $524,000 (or 4%) from $14,053,000 for the first quarter of 2003.
The FTE yield on Peoples' earning assets was 5.96% for quarter ended June 30, 2003, versus 6.41% and 7.29% for the first quarter of 2003 and second quarter of 2002, respectively, while the cost of interest-bearing liabilities was 2.65%, 2.91% and 3.12% for the same periods, respectively. On a year-to-date basis, FTE net interest income was $28,630,000 through June 30, 2003, compared to $25,430,000 for the first half of 2002, an increase of $3,200,000 (or 13%). For the six months ended June 30, 2003, the FTE yield on earning assets was 6.17% and cost of interest-bearing liabilities was 2.77% versus 7.39% and 3.24%, respectively, for the same period last year.

Net interest margin, calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the mix and pricing of Peoples' earning assets and interest-bearing liabilities. In the second quarter of 2003, net interest margin was 3.64% versus 3.87% last quarter and 4.54% a year ago. For the six months ended June 30, 2003, net interest margin was 3.74%, down from 4.53% for the first six months of 2002. The lower net interest margin in 2003 is largely the result of high volumes of prepayments in both the loan and investment portfolios, which were reinvested at significantly lower rates due to the current interest rate environment. In addition, a full quarter's impact of the Investment Growth Strategy contributed to compression of net interest margin.

Earning assets averaged $1.61 billion in the second quarter of 2003, up $151.1 million (or 10%) compared to $1.46 billion last quarter, and up $467.9 million (or 41%) from $1.14 billion for the second quarter of 2002. Net loans accounted for the largest portion of earning assets, averaging $881.6 million for three months ended June 30, 2003, compared to average net loans of $837.6 million and $784.3 million for the first quarter of 2003 and second quarter of 2002, respectively. Loans acquired in acquisitions accounted for a majority of the loan growth. Investment securities averaged $703.6 million for the second quarter of 2003 compared to $608.0 million for the prior quarter and $351.9 for 2002's second quarter, with the increases largely attributable to the Investment Growth Strategy. The FTE yield on net loans was 7.14% for the quarter ended June 30, 2003, versus 7.40% for the first quarter of 2003 and 7.76% for the three months of June 30, 2002, while the FTE yield on investments was 4.63%, 5.13% and 6.27% for the same periods, respectively. Declining yields on both loans and investment securities were a result of lower market interest rates.

On a year-to-date basis, average earning assets were $1.53 billion in 2003 compared to $1.12 million in 2002. Net loan balances increased $84.7 million (or 11%), averaging $859.7 million for the six months ended June 30, 2003, versus $775.0 million a year ago. Through six months in 2003, the FTE yield on loans dropped 62 basis points from 7.88% to 7.26%. Average investment securities totaled $656.1 million in the first half of 2003 versus $347.4 million for the first six months of 2002, while the FTE yield on investments was 4.86% and 6.34% for the same periods, respectively. Both the higher average balance and lower yield were principally the result of the Investment Growth Strategy implemented during the first quarter of 2003.

In the second quarter of 2003, Peoples' average interest-bearing liabilities totaled $1.41 billion, up from $1.27 billion in the first quarter of 2003 and $1.00 billion a year ago. For the six months ended June 30, 2003, average interest-bearing liabilities were $1.34 billion, up from $992.1 million a year ago. Traditional deposits comprise the majority of Peoples' interest-bearing liabilities, averaging $906.9 million for the three months ended June 30, 2003 compared to $843.2 million and $755.5 million for the first quarter of 2003 and second quarter of 2002, respectively. Through six months of 2003, traditional deposits averaged $875.2 million compared to $740.6 million last year, an increase of $134.6 million (or 18%). These increases were due largely to deposits acquired as part of acquisitions. In the second quarter of 2003, cost of funds from interest-bearing deposits was 2.17%, down from 2.50% in the prior quarter and 2.74% in second quarter of 2002. The cost of funds from interest-bearing deposits was 2.33% for the first half of 2003, down 58 basis points from 2.91% for the same period in 2002. The lower rates paid on interest-bearing deposit accounts were a result of market rates remaining at low levels. However, management continues to price Peoples' longer-term certificates of deposit competitively as part of a strategy to shift to longer-term funding.

Peoples also utilizes a variety of borrowings as complementary funding sources to traditional deposits. Total borrowed funds averaged $499.9 million for the three months ended June 30, 2003, up from $429.2 million in the first quarter of 2003 and up from $246.8 million a year ago. The majority of these increases are attributable to borrowed funds used in the Investment Growth Strategy. The interest cost of Peoples' borrowed funds was 3.53% in second quarter of 2003, down from 3.70% last quarter and 4.29% for the same period in 2002. For the six months ended June 30, 2003, borrowed funds averaged $464.7 million compared to $251.6 million for the first half of 2002, while the average cost was 3.61% and 4.21% for the same periods, respectively.

Peoples' main sources of borrowed funds are short- and long-term advances from the FHLB. Short-term FHLB advances are primarily variable rate, LIBOR based advances that are used to balance Peoples' daily liquidity needs and may be repaid at any time without a penalty. The long-term FHLB advances consist largely of 10-year borrowings requiring monthly interest payments, with principal due at maturity. The rate on these advances are fixed for initial periods ranging from two to four years, depending on the specific advance. After the initial fixed rate period, the FHLB has the option to convert each advance to a LIBOR based, variable rate advance; however, Peoples may repay the advance, without a penalty, if the FHLB exercises its option.

Short-term FHLB borrowings averaged $23.0 million for the quarter ended June 30, 2003, compared to $12.9 million a year ago, with an average cost of 1.59% and 1.83% for the same periods, respectively. This increase was attributable to short-term advances used in the Investment Growth Strategy. Average long-term FHLB borrowings were up $27.0 million (or 14%) compared to the second quarter of 2002, totaling $223.0 million for the three months ended June 30, 2003, while the average cost dropped to 4.64% from 4.85%. The increase in long-term FHLB advances was mainly due to management's efforts to secure longer-term funding during this period of low rates. A portion of the new long-term FHLB advances are fixed rate advances that require monthly principal and interest payments and may not be repaid prior to maturity without a penalty. Management intends to continue using a variety of FHLB borrowings to fund asset growth and manage interest rate sensitivity, as deemed appropriate. For the six months ended June 30, 2002, short-term FHLB borrowings averaged $19.5 million versus $22.7 million a year ago, while the average cost was 1.53% and 1.82% for the same periods, respectively. Average long-term FHLB borrowings were $223.5 million through six months of 2003, at an average cost of 4.67%, versus $194.4 million and average cost of 4.86% a year ago.

In addition to FHLB borrowings, Peoples also accesses national market repurchase agreements to diversify funding sources. Typically, these repurchase agreements are for terms of 90 days or less. However, Peoples utilized repurchase agreements with terms ranging from 2 to 5 years as part of the Investment Growth Strategy in an effort to match the term of the funding sources with the initial estimated life of the investments. As a result, wholesale market term repurchase agreements averaged $216.3 million at an average cost of 2.91%, up from $150.5 million and average cost of 2.96% in the prior quarter and $9.1 million and average cost of 3.69% a year ago. On a year-to-date basis, wholesale market repurchase agreements averaged $183.5 million, at an average cost of 2.93%, through June 30, 2003, compared to $7.7 million and average cost of 3.65% a year ago.

Peoples offers cash management services to its business customers, which also provide short-term funding in the form of overnight repurchase agreements. For the three months ended June 30, 2003, overnight repurchase agreements, excluding balances of wholesale market term repurchase agreements, averaged $20.7 million, down from $21.6 million last quarter and $23.8 million a year ago. The average rate paid on overnight repurchase agreements was 0.87% in second quarter of 2003, compared to 0.86% in the prior quarter and 1.40% in the second quarter of 2002. Average overnight repurchase agreements totaled $21.1 for the six months ended June 30, 2003, compared to $23.3 million a year ago, while the average cost dropped 60 basis points from 1.46% to 0.86%.

Late in the second quarter of 2003, management initiated a plan to improve the performance of Peoples' investment securities portfolio in response to the high rate of prepayments on mortgage-backed securities and the corresponding downward pressure on yields due to accelerated amortization of bond premiums. As part of this plan, Peoples sold $48.6 million of lower yielding mortgage-backed securities resulting in a net loss of $37,000. Management sold additional lower yielding securities experiencing increased prepayment speeds subsequent to quarter end and reinvested the proceeds into higher yielding instruments. Peoples expects the repositioning to improve both the yields and the timing of cash flows from these securities.

On July 1, 2003, Peoples adopted the reporting requirements of SFAS 150, as required. This adoption resulted in Peoples reclassifying its Trust Preferred Securities, presented on the balance sheet as "Guaranteed preferred beneficial interest in junior subordinated debentures", to the liabilities section of the balance sheet. In addition, Peoples will recognize approximately $1.2 million of interest expense on its Trust Preferred Securities in the final six months of 2003 that would have otherwise been recognized as non-interest expense had SFAS 150 not been in effect. Had SFAS 150 been in effect for the first six months of 2003, net interest margin would have been 3.59% versus the 3.74% reported.

As is the case with most financial institutions, Peoples continues to experience net interest margin compression due to interest rates remaining at historically low levels. Significant volumes of assets continue to reprice downward with limited flexibility for a corresponding decrease in rates paid on interest-bearing liabilities. In addition, a weak economy and other factors are suppressing loan growth. While these conditions challenge Peoples' ability to enhance net interest income and margin in the short-term, current asset-liability simulations indicate a sustained increase in interest rates could cause net interest income to increase modestly based on Peoples' interest rate risk position at June 30, 2003. Even though management continues to focus on minimizing the impact of future rate changes on Peoples' earnings, Peoples' net interest margin and income remain difficult to predict, and to manage, since changes in market interest rates remain uncertain.


Provision for Loan Losses
-------------------------
In the second quarter of 2003, Peoples' provision for loan losses was $935,000, up from $831,000 in the prior quarter and down from $980,000 a year ago. The changes in the quarterly provision amounts reflected the changes in the provision related to the Overdraft Privilege program, which totaled $185,000, $81,000 and $230,000 for the same periods, respectively. On a year-to-date basis through June 30, 2003, the provision for loan losses was $1,766,000 versus $1,841,000 in 2002, of which $266,000 and $391,000, respectively, related to the Overdraft Privilege program.

When expressed as a percentage of average loans, the provision was 0.10% in both the first and second quarters of 2003 and 0.12% in the second quarter of 2002. For the six months ended June 30, the provision was 0.20% of average loans in 2003 versus 0.23% in 2002. Management believes the provisions were appropriate for the overall quality, inherent risk and volume concentrations of Peoples' loan portfolio.


Gains and/or Losses on Securities Transactions
----------------------------------------------
Peoples recognized net losses on securities transactions of $29,000 for the quarter ended June 30, 2003, versus no gains or losses in 2002's second quarter. The net losses on securities transactions in 2003 were largely the result of Peoples selling $48.6 million as part of the plan to improve the performance of Peoples' investment securities portfolio. In the first half of 2003, Peoples recognized net losses of $27,000, versus net gains of $51,000 a year ago.


Non-Interest Income
-------------------
Peoples generates non-interest income from six primary sources: deposit account service charges, fiduciary activities, investment and insurance commissions, electronic banking, mortgage banking and business owned life insurance ("BOLI"). For the quarter ended June 30, 2003, non-interest income was $4,282,000, up $656,000 (or 18%) from $3,626,000 for the same period last year. On a year-to-date basis, non-interest income totaled $8,217,000 through June 30, 2003, compared to $7,584,000 last year, an increase of $633,000 (or 8%). Peoples' enhanced non-interest income was primarily the result of higher deposit service charge income, with revenues from Peoples' e-banking services, mortgage banking and fiduciary activities also contributing to the increase. Compared to the first quarter of 2003, non-interest income grew $347,000 (or 9%) in the second quarter of 2003.

Peoples largest source of non-interest revenue remains service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided. In the second quarter of 2003, deposit account service charges grew $377,000 (or 23%) to $2,052,000, from $1,675,000 in 2002's second quarter. This increase was primarily the result of higher volumes of overdraft and non-sufficient funds fees, which were up $256,000 (or 24%) and $98,000 (or 37%), respectively. An increased number of checking accounts from acquisitions and Peoples' Free Checking campaign also contributed to the increase. For the six months ended June 30, 2003, deposit account service charges totaled $3,777,000 versus $3,041,000 for the same period last year, an increase of $736,000 (or 24%), as overdraft and non-sufficient funds fees grew $504,000 (or 27%) and $201,000 (or 45%), respectively. Due in part to the Kentucky Bancshares acquisition, deposit account service charges were up $327,000 (or 19%) in the second quarter of 2003 compared to $1,725,000 in the first three months of 2003.

Peoples utilizes various electronic banking services, including ATM and debit cards, direct deposit services and Internet banking, as alternative delivery channels to traditional sales offices for providing services to clients. Peoples' electronic banking services generated revenues of $529,000 for the quarter ended June 30, 2003, up $115,000 (or 28%) from $414,000 a year ago and up $75,000 (or 17%) from $454,000 in the first quarter of 2003. These increased revenues were the result of customers using Peoples' debit cards to complete more of their payment transactions. In the second quarter of 2003, Peoples' customers used their debit cards to complete over $14 million of transactions, up from $12 million last quarter and $10 million in 2002's second quarter. For the six months ended June 30, 2003, e-banking revenues totaled $983,000, an increase of $201,000 (or 26%) compared to $782,000 in 2002, as debit card transactions exceeded $26 million in 2003 versus $19 million a year ago. Further information regarding Peoples' anticipated future electronic banking revenues can be found later in this discussion under "Future Outlook."

Starting in the second half of 2002, Peoples began selling long-term, fixed rate real estate loans into the secondary market. As a result of continuing this program during the current year, Peoples recognized mortgage banking income of $337,000 for quarter ended June 30, 2003, up from $230,000 in the prior quarter. Through six months of 2003, mortgage banking produced revenue of $567,000 versus no income in the same period last year. Prior to the third quarter of 2002, Peoples primarily originated one- to five-year adjustable rate, fully amortizing real estate loans rather than long-term, fixed rate loans due to the associated interest rate risk and, as a result, did not recognize any mortgage banking income in first six months of 2002.

Peoples' fiduciary fees totaled $858,000 in the second quarter of 2003, compared to $586,000 in the prior quarter and $640,000 in the second quarter of 2002. On a year-to-date basis, fiduciary revenues grew $188,000 (or 15%) to $1,444,000, from $1,256,000 in 2002. While the sluggish equity markets, upon which a significant portion of fiduciary fees are based, continue to challenge Peoples' fiduciary revenues, the addition of trust assets through the Kentucky Bancshares acquisition accounted for the majority of the increased revenue in the second quarter.

Insurance and investment commissions totaled $320,000 in the second quarter of 2003 compared to $462,000 a year ago, a decrease of $142,000 (or 31%). Compared to the first quarter of 2003, insurance and investment commissions were down $122,000 (or 28%) in the second quarter, from $442,000. For the six months ended June 30, insurance and investment commissions were $762,000 in 2003 versus $986,000 in 2002, a decline of $224,000 (or 23%). The lower level of insurance and investment income is largely attributable to lower volumes of fixed annuity sales and related commission income. The following table details Peoples' insurance and investment commissions for the periods indicated:

                                       Three Months Ended   Six Months Ended
                                            June 30,             June 30,
(Dollars in thousands)                    2003      2002      2003      2002

Property and casualty insurance           $112       $93      $203      $178
Fixed annuities                             77       222       294       502
Brokerage                                   50        61        94       128
Life and health insurance                   42        30       101        83
Credit life and A&H insurance               39        56        70        95
----------------------------------------------------------------------------
Total                                     $320      $462      $762      $986
============================================================================

Peoples' BOLI investment enhances operating efficiency by offsetting rising employee benefit costs. In the second quarter of 2003, BOLI income totaled $353,000 versus $365,000 last quarter and $376,000 a year ago. For the six months ended June 30, 2003, BOLI produced income of $718,000 compared to $701,000 for the same period in 2002.


Non-Interest Expense
--------------------
In the second quarter of 2003, non-interest expense totaled $10,042,000, up $1,493,000 (or 17%) from $8,549,000 a year ago, due largely to acquisitions and strategic investments in technology. Compared to the first quarter of 2003, non-interest expense increased $338,000 (or 3%) in the second quarter, from $9,704,000. The majority of this increase was due to higher levels of salaries and benefits and marketing costs, which were both up $103,000.

Salaries and benefits remain Peoples' largest non-interest expense, which is inherent in a service-based industry such as financial services. For the quarter ended June 30, 2003, salaries and benefits totaled $4,827,000 compared to $4,346,000 the prior year and $4,724,000 for the first quarter of 2003, increases of $481,000 (or 11%) and $103,000 (or 2%), respectively. In the first half of 2003, salaries and benefits grew $721,000 (or 8%) to $9,551,000, from $8,830,000 for the first six months of 2002. The majority of these increases were due to the addition of new associates in conjunction with acquisitions. At June 30, 2003, Peoples had 486 full-time equivalent associates, up from 451 at March 31, 2003 and 447 a year ago. Management will continue to leverage Peoples' resources in an effort to optimize customer service and produce additional future revenue streams.

Net occupancy and equipment expenses increased $168,000 (or 18%) in the second quarter of 2003, totaling $1,108,000 versus $940,000 last year. For the six months ended June 30, 2003, net occupancy and equipment expenses totaled $2,206,000, up $340,000 (or 18%) from $1,866,000 a year ago. Recent investments in technology and acquisitions produced additional expenses, including depreciation expense. The continued investment in technology has enhanced Peoples' ability to serve clients and satisfy their financial needs, while acquisitions have allowed Peoples to expand its customer base. Compared to the first quarter of 2003, net occupancy and equipment expense was virtually unchanged.

Professional fees, which include fees for accounting, legal and other professional services, totaled $499,000 in the second quarter of 2003, down $83,000 (or 14%) compared to last year but up $57,000 (or 13%) from $442,000 last quarter. In the second quarter of 2003, Peoples incurred additional legal expenses, due in part to management implementing various provisions of the Sarbanes-Oxley Act of 2002. These additional costs were offset by a reduction in the consulting fees Peoples paid during the quarter for the implementation of the Overdraft Privilege program. These fees, which are based on the net improvement in overdraft fees, were $112,000 in the second quarter of 2003 versus $155,000 in the second quarter of 2002 and $152,000 in the first quarter of 2003, as the percentage paid was reduced beginning in March 2003. Through six months of 2003, professional fees were $941,000 compared to $883,000 for the first half of 2002, an increase of $58,000 (or 7%).

Marketing expense was $379,000 for the three months ended June 30, 2003, compared to $150,000 for the same period in 2002, an increase of $229,000 (or 153%). Compared to the first quarter of 2003, marketing expense grew $103,000 (or 37%) in the second quarter, from $276,000. In the first half of 2003, Peoples advertised its newly created Peoples Financial Advisors division and Freedom Checking product. While these initiatives resulted in higher marketing expenses, management believes they will allow Peoples to attract many new clients and, as a result, improve revenues.

In the second quarter of 2003, intangible amortization expense was up $159,000 (or 142%) to $271,000, from $112,000 last year. Compared to the prior quarter, intangible amortization was up $70,000 (or 35%) from $201,000. For the six months ended June 30, intangible amortization was $472,000 in 2003 versus $223,000 in 2002. These increases were due to recent acquisitions. Intangible amortization expense for the three and six months ended June 30, 2002, also reflects the adoption of SFAS 147 and restatement of goodwill relating to qualifying branch acquisitions.

State franchise taxes totaled $272,000 in the second quarter of 2003, up $94,000 (or 53%) from $178,000 a year ago. On a year-to-date basis, franchise taxes increased $169,000 (or 47%) in 2003, totaling $529,000 versus $360,000 in first half of 2002. These increases were a result of additional equity at Peoples Bank, the primary basis for these taxes.

Management uses the non-interest income leverage ratio as a measurement of non-interest expense leverage. The ratio, defined as non-interest income as a percentage of operating expenses, excludes gains and losses on securities transactions and asset disposals, as well as intangible asset amortization. For the six months ended June 30, 2003, the non-interest income leverage ratio was 44.0% compared to 40.7% a year ago. In the second quarter of 2003, the non-interest income leverage ratio improved to 46.5% from 41.4% for the prior quarter and 43.1% for 2002's second quarter. Peoples' sales associates will strive to generate new revenues and leverage operating expenses through a needs-based selling approach in order to achieve a long-term target non-interest income leverage ratio of 50%.

As a result of Peoples adopting the reporting requirements of SFAS 150 on July 1, 2003, as required, Peoples will recognize approximately $1.2 million of interest expense on its Trust Preferred Securities in the final six months of 2003 that would have otherwise been recognized as non-interest expense had SFAS 150 not been in effect. Had SFAS 150 been in effect for the first six months of 2003, Peoples' non-interest leverage and efficiency ratios would have been 46.9% and 50.4%, respectively, versus 44.0% and 51.9% actually reported.


Return on Equity
----------------
In the second quarter of 2003, Peoples' return on equity ("ROE") was 12.92% versus 13.00% last quarter and 18.85% a year ago. On a year-to-date basis, ROE was 12.95% in 2003, down from 19.10% in the first half of 2002. The lower ROE is primarily the result of higher average equity generated by the Common Stock Offering, the Kentucky Bancshares acquisition, increased earnings and improvements in the net unrealized value of Peoples' available-for-sale investment securities portfolio. While ROE remains a key part of the evaluation of Peoples' long-term performance, management believes earnings per share ("EPS") serves as a more meaningful measurement of short-term performance due to the impact of changing market valuations in the investment portfolio.


Return on Assets
----------------
Return on assets ("ROA") was 1.25% for the quarter ended June 30, 2003, compared to 1.27% and 1.54% for the first quarter of 2003 and second quarter of 2002, respectively. Through six months of 2003, ROA was 1.26% versus 1.55% for the same period in 2002. The reduction in ROA is due to the increase in total average assets resulting from the Investment Growth Strategy and acquisitions. In recent years, Peoples' primary focus has shifted to EPS enhancement and ROE while reducing the emphasis on ROA as a key performance indicator. However, management continues to monitor ROA and considers it a measurement of Peoples' asset utilization.


Income Tax Expense
------------------
Peoples' effective tax rate was 28.0% for the six months ended June 30, 2003, compared to 28.3% for the same period in 2002. Peoples continues to make tax-advantaged investments in order to manage its effective tax rate and overall tax burden. At June 30, 2003, the amount of tax-advantaged investments included in Other Assets totaled $29.8 million compared to $28.5 million at June 30, 2002. Depending on economic and regulatory conditions, Peoples may make additional investments in various tax credit pools and other tax-advantaged assets.




                               FINANCIAL CONDITION

Overview of Balance Sheet
-------------------------
At June 30, 2003, total assets were $1.86 billion compared to $1.39 billion at year-end 2002, an increase of $465.7 million (or 34%). During the second quarter of 2003, total assets grew $191.4 million (or 11%), due primarily to the Kentucky Bancshares acquisition. The Investment Growth Strategy contributed to the increase in assets since the prior year-end, as investment securities totaled $689.7 million at June 30, 2003, up $277.6 million (or 67%) since December 31, 2002. Gross loans were $916.6 million June 30, 2003, up $65.7 million (or 8%) since December 31, 2002.

Total liabilities were $1.65 billion at June 30, 2003, compared to $1.22 billion at year-end 2002, an increase of $434.5 million (or 36%). At June 30, 2003, deposits totaled $1.14 billion versus $955.9 million at year-end, an increase of $187.5 million (or 20%). This increase was primarily the result of deposits acquired in the Kentucky Bancshares acquisition. Borrowed funds totaled $499.0 million at June 30, 2003, up from $252.0 million at December 31, 2002 due to additional borrowings which funded the Investment Growth Strategy.

Stockholders' equity totaled $178.3 million at June 30, 2003, versus $147.2 million at December 31, 2002, an increase of $31.1 million (or 21%). The majority of this increase is due to common shares issued in conjunction with the Kentucky Bancshares acquisition and Common Stock Offering, which increased equity by $19.1 million, while Peoples' earnings, net of dividends paid, was also a significant contributor.


Cash and Cash Equivalents
-------------------------
Peoples considers cash and cash equivalents to consist of Federal funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid. The amount of cash and cash equivalents fluctuates on a daily basis due to client activity and Peoples' liquidity needs. At June 30, 2003, cash and cash equivalents totaled $155.2 million, up $99.6 million (or 179%) compared to $55.6 million at December 31, 2002, attributable to a higher level of Federal funds sold. At June 30, 2003, Peoples had Federal funds sold of $93.5 million, compared to $20.5 million at December 31, 2002, an increase of $73.0 million. This increase was the result of Peoples holding $60 million of funds at quarter-end relating to the liquidation of a trust relationship associated with the Kentucky Bancshares acquisition. In early July, these funds were transferred to another fiduciary by the customer, resulting in cash and cash equivalents to return to normal levels. A further discussion of this transaction can be found later in this discussion under "Funding Sources."

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


Investment Securities
---------------------
At June 30, 2003, the amortized cost of Peoples' investment securities totaled $671.8 million compared to $402.0 million at year-end 2002, while the market value of the investment portfolio was $689.7 million at June 30, 2003, up from $412.1 million at December 31, 2002. These increases were primarily the result of the Investment Growth Strategy initiated in December 2002 and implemented in the first quarter of 2003.

The difference in amortized cost and market value at June 30, 2003, resulted in unrealized appreciation in the investment portfolio of $17.9 million and a corresponding increase in Peoples' equity of $11.5 million, net of deferred taxes. In comparison, the difference in amortized cost and market value at December 31, 2002, resulted in unrealized appreciation of $10.1 million and an increase in equity of $6.4 million, net of deferred taxes.

Since December 31, 2002, Peoples' investment in US treasury securities and obligations of US government agencies and corporations has grown $38.1 million (or 133%), as management reinvested a portion of the runoff from the investment portfolio to maintain diversity within the portfolio. In addition, Peoples' investment in mortgage-backed securities has grown significantly compared to year-end 2002 due to the Investment Growth Strategy. The following table details Peoples' investment portfolio, at estimated fair value:



(Dollars in thousands)                            June 30,       March 31,   December 31,   June 30,
                                                    2003           2003          2002         2002
US Treasury securities and obligations of
     US government agencies and corporations     $   66,714    $   41,638   $   28,647   $   33,528
Obligations of states and political subdivisions     68,841        67,088       67,806       67,281
Mortgage-backed securities                          493,556       522,469      259,811      214,748
Other securities                                     60,569        57,155       55,836       51,849
----------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $  689,680    $  688,350   $  412,100   $  367,406
====================================================================================================

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


Loans
-----
Peoples Bank originates various types of loans, including commercial, financial and agricultural loans ("commercial loans"), real estate loans (both commercial and residential) and consumer loans, focusing primarily on lending opportunities in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets. At June 30, 2003, gross loans totaled $916.6 million, up $65.7 million since year-end 2002. While this increase is primarily attributable to loans acquired in the Kentucky Bancshares acquisition, Peoples also experienced internally generated commercial loan growth, which partially offset declines in real estate and consumer loan balances. The following table details total outstanding loans:


(Dollars in thousands)                         June 30,    March 31,   December 31,  June 30,
                                                 2003       2003            2002      2002
Commercial, financial, and agricultural     $  475,600   $  422,782    $  392,528   $  379,243
Real estate, construction                       10,339       10,523        16,231       15,782
Real estate, mortgage                          329,708      324,877       331,948      345,795
Consumer                                        94,549       96,857       103,635      115,398
Credit cards                                     6,407        6,065         6,549        6,159
-----------------------------------------------------------------------------------------------
     Total loans                            $  916,603   $  861,104    $  850,891   $  862,377
===============================================================================================

Commercial loan balances, including loans secured by commercial real estate, totaled $475.6 million at June 30, 2003, up $83.1 million (or 21%) from $392.5 million at year-end 2002. While the majority of the increase in commercial loans is attributable to acquiring $49 million of loans in the Kentucky Bancshares acquisition, Peoples also experienced internally generated growth from lending opportunities within Peoples' existing markets. Commercial loans continued to represent the largest portion of Peoples' total loan portfolio, comprising 51.9% and 46.1% of total loans at June 30, 2003 and December 31, 2002, respectively. The portion of commercial loan balances secured by commercial real estate, excluding construction loans, was $353.8 million at June 30, 2003, up from $289.6 million at December 31, 2002. Future commercial lending activities will be dependent on economic and related conditions, such as general demand for loans in Peoples' primary markets, interest rates offered by Peoples and normal underwriting requirements. In addition to in-market opportunities, Peoples will continue to selectively lend to creditworthy customers outside its primary markets.

Real estate loans, which include construction loans but exclude loans secured by commercial real estate, totaled $340.0 million at the end of the second quarter of 2003 compared to $348.2 million at December 31, 2002, a decrease of $8.2 million (or 2%). Real estate loan balances have declined in response to customer demand for long-term, fixed-rate mortgages, which are sold in the secondary market with servicing rights retained. Peoples acquired $21 million of real estate loans in the Kentucky Bancshares acquisition, partially offsetting the decline resulting from Peoples' increased secondary market activity. Real estate loans comprised 37.1% of Peoples' total loan portfolio at June 30, 2003, versus 40.9% at year-end 2002. Included in real estate loans are home equity credit line ("Equiline") balances of $29.1 million at June 30, 2003, up from $28.5 million at December 31, 2002. Management believes Equiline loans are a relationship product with an acceptable return on investment after risk considerations. Residential real estate loans continued to represent a major focus of Peoples' lending due to the lower risk factors associated with this type of loan, and the opportunity to provide additional products and services to these consumers.

Excluding credit card balances, consumer loans decreased $9.1 million (or 9%) since year-end 2002, totaling $94.5 million at June 30, 2003. Excluding loans acquired as part of the Kentucky Bancshares acquisition, consumer loan balances were down $13.8 million (or 13%) since December 31, 2002. The indirect lending area represented the majority of Peoples' consumer loans, with balances of $46.9 million and $56.2 million at June 30, 2003 and December 31, 2002, respectively. While sluggish economic conditions and strong competition for loans, particularly automobile loans, have challenged the performance and growth of Peoples' consumer loan portfolio, management remains committed to sound lending practices and continues to emphasize appropriate discipline in loan pricing and loan underwriting practices more than loan growth.

At June 30, 2003, Peoples' credit card balances totaled $6.4 million, down slightly since December 31, 2002. Peoples' ability to grow credit card balances is impacted by fierce competition for customers. Since management does not intend to subject Peoples to additional and/or unnecessary risk merely for such growth, Peoples continues to market its credit card as a complementary product offering for client relationships.


Loan Concentration
------------------
Peoples' largest concentration of commercial loans are credits to assisted living facilities and nursing homes, which comprised 12.2% of Peoples' outstanding commercial loans at June 30, 2003, versus 13.4% at year-end 2002. Loans to lodging and lodging-related companies also represented a significant portion of Peoples' commercial loans comprising approximately 11.8% of Peoples' outstanding commercial loans at quarter-end, compared to 11.2% at December 31, 2002.

These lending opportunities have arisen due to the growth of these industries in markets served by Peoples or contiguous areas, as well as sales associates' efforts to develop these lending relationships. Management believes Peoples' loans to assisted living facilities and nursing homes, as well as loans to lodging and lodging-related companies, do not pose abnormal risk when compared to risk assumed in other types of lending since these credits have been subjected to Peoples' normal underwriting standards. In addition, a sizeable portion of the loans to lodging and lodging-related companies are spread over various geographic areas and are guaranteed by principals with substantial net worth. Peoples also requires the owners in these business relationships to possess market expertise and experience.


Allowance for Loan Losses
-------------------------
Peoples' allowance for loan losses totaled $14.2 million, or 1.54% of total loans, at June 30, 2003, compared to $13.1 million, or 1.54%, at year-end 2002. The following table presents changes in Peoples' allowance for loan losses:


                                              Three Months Ended              Six Months Ended
                                                   June 30,                       June 30,
(Dollars in thousands)                         2003           2002            2003           2002
Balance, beginning of period             $      13,363   $     12,426    $     13,086   $     12,357
Chargeoffs                                        (955)        (1,147)         (1,740)        (2,100)
Recoveries                                         235            164             466            325
-----------------------------------------------------------------------------------------------------
     Net chargeoffs                               (720)          (983)         (1,274)        (1,775)
Provision for loan losses                          935            980           1,766          1,841
Allowance for loan losses acquired                 573              -             573              -
-----------------------------------------------------------------------------------------------------
          Balance, end of period         $      14,151   $     12,423    $     14,151   $     12,423
=====================================================================================================

The allowance is allocated among the loan categories based upon the consistent, quarterly procedural discipline described in the "Critical Accounting Policies" section of this discussion. However, the entire allowance for loan losses is available to absorb future loan losses in any loan category. The following details the allocation of the allowance for loan losses:


(Dollars in thousands)                              June 30,       December 31,        June 30,
                                                      2003             2002              2002
Commercial                                       $       10,387    $        8,846   $         7,557
Consumer                                                  1,820             2,075             2,508
Real estate                                               1,482             1,617             1,752
Credit cards                                                256               342               432
Overdrafts                                                  206               206               174
----------------------------------------------------------------------------------------------------
     Total allowance for loan losses             $       14,151    $       13,086   $        12,423
====================================================================================================

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

In the second quarter of 2003, net loan chargeoffs were $720,000 compared to $983,000 a year ago and $554,000 in the first quarter of 2003. While commercial and consumer loans, including overdraft chargeoffs, comprise the largest portion of net chargeoffs, the lower level of chargeoffs in the second quarter of 2003 is attributable to fewer troubled commercial loans. In addition, commercial loan chargeoffs were impacted by Peoples charging down a group of loans in single client relationship totaling $697,000 and $341,000 in the second and first quarters of 2002, respectively. The following table details Peoples' net chargeoffs:


                                              Three Months Ended              Six Months Ended
                                                   June 30,                       June 30,
(Dollars in thousands)                         2003           2002            2003           2002
Commercial                                $        210   $        690    $        396   $      1,139
Consumer                                           189             68             389            234
Overdrafts                                         150            147             267            251

Real estate                                        128             41             136             75
Credit card                                         43             37              86             76
-----------------------------------------------------------------------------------------------------
Total                                              720            983           1,274          1,775
=====================================================================================================
   As a percent of average loans          $      0.08%   $      0.12%    $      0.15%   $      0.23%
=====================================================================================================

Asset quality remains a key focus, as management continues to stress quality rather than growth. Since December 31, 2002, Peoples' asset quality has improved due to the combination of a lower level of nonperforming loans and an increase in assets. The following table details Peoples' nonperforming assets:


(Dollars in thousands)                                 June 30,          March 31,       December 31,         June 30,
                                                         2003              2003              2002               2002
Loans 90+ days past due and accruing               $           569   $           337    $           407   $           227
Renegotiated loans                                             685               685              2,439             2,864
Nonaccrual loans                                             4,389             3,741              4,617             4,425
--------------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                               5,643             4,763              7,463             7,516
Other real estate owned                                        960               924                148               124
--------------------------------------------------------------------------------------------------------------------------
       Total nonperforming assets                  $         6,603   $         5,687    $         7,611   $         7,640
==========================================================================================================================
Nonperforming loans as a percent of total loans              0.62%             0.55%              0.88%             0.87%
==========================================================================================================================
Nonperforming assets as a percent of total assets            0.35%             0.34%              0.55%             0.57%
==========================================================================================================================

In the first half of 2003, the balance of nonperforming loans declined as a large commercial loan, comprising the entire amount of renegotiated loans at December 31, 2002, moved to performing status. In addition, a large commercial loan on nonaccrual status moved into other real estate owned ("OREO") in the first quarter of 2003, which also accounted for the majority of the increase in OREO. Nonperforming assets comprise a smaller percentage of total assets at June 30, 2003, as a result of an increase in assets largely attributable to the completion of the Investment Growth Strategy and the Kentucky Bancshares acquisition. While the increase in nonperforming loans in the second quarter of 2003 was due mainly to loans acquired in the Kentucky Bancshares acquisition, Peoples has recorded valuation reserves to absorb any probable losses from these acquired loans.

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

At June 30, 2003, the recorded investment in loans that were considered to be impaired was $12.9 million, of which $10.1 million were accruing interest, and $2.8 million were nonaccrual loans. Included in this amount were $2.3 million of impaired loans for which the related allowance for loan losses was $794,000. The remaining impaired loan balances do not have a related allocation of the allowance for loan losses because the loans have been previously written-down, are well secured, or possess characteristics indicative of the ability to repay the loan. For the six months ended June 30, 2003, Peoples' average recorded investment in impaired loans was approximately $11.1 million and interest income of $332,000 was recognized on impaired loans during the period, representing 0.7% of Peoples' total interest income.


Funding Sources
---------------
Peoples considers a number of sources when evaluating funding needs, including but not limited to deposits, short-term borrowings, and long-term borrowings. Deposits, both interest-bearing and non-interest bearing, continue to be the most significant source of funds for Peoples, totaling $1.14 billion, or 70% of total funding sources, at June 30, 2003.

Non-interest bearing deposits serve as a core funding source. At June 30, 2003, non-interest bearing deposit balances totaled $196.6 million, up $80.7 million (or 70%) compared to the prior year-end, with the Kentucky Bancshares acquisition accounting for $19 million of the increase. In addition, Peoples also acquired a trust relationship in this merger that was in the process of being transferred to a successor fiduciary at the direction of the client. The timing of the liquidation resulted in Peoples holding $60 million of non-interest bearing deposits on June 30, 2003. On July 1, non-interest bearing deposits returned to normal levels as these trust funds were transferred to the new fiduciary. Since this transaction caused a temporary increase in balances at June 30, 2003, management believes a comparison of average balances to be a more meaningful reflection of the trend in non-interest bearing deposits. In the second quarter of 2003, non-interest bearing deposits averaged $125.9 million versus $108.3 million in the first quarter of 2003, an increase of $17.6 million (or 16%).

Interest-bearing deposits totaled $946.8 million at June 30, 2003, an increase of $106.8 million (or 13%) compared to $840.0 million at December 31, 2002. In the second quarter, Peoples acquired interest-bearing deposits of $95 million as part of the Kentucky Bancshares acquisition. The following details Peoples' interest-bearing deposits:


(Dollars in thousands)                      June 30,           March 31,       December 31, 2002      June 30,
                                              2003                2003                                  2002
Certificates of deposit                  $        479,068   $        420,817    $        422,715   $       414,502
Savings accounts                                  181,408            169,120             143,594           123,442
Interest-bearing transaction accounts             167,846            143,656             139,609           138,439
Money market deposit accounts                     118,521            122,578             134,052           149,352
-------------------------------------------------------------------------------------------------------------------
     Total loans                         $        946,843   $        856,171    $        839,970   $       825,735
-------------------------------------------------------------------------------------------------------------------

Peoples also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy liquidity needs. Peoples' short-term borrowings include overnight repurchase agreements and FHLB advances, while long-term borrowings include 10-year FHLB advances, a loan from an unrelated financial institution and term repurchase agreements. The majority of the long-term FHLB advances are convertible rate advances, with the initial rate fixed for periods ranging from two to four years, depending on the specific advance. After the initial fixed rate period, these advances have the opportunity, at the discretion of the FHLB, to convert to a LIBOR based, variable rate product. Peoples has the option to prepay any converted advance without penalty or allow the borrowing to reprice. In addition to these convertible rate advances, recent long-term FHLB advances have included fixed rate, amortizing advances, which have helped Peoples manage its interest rate sensitivity. Further information regarding Peoples' management of interest rate sensitivity can be found later in this discussion under "Interest Rate Sensitivity and Liquidity."

At June 30, 2003, long-term borrowings totaled $456.1 million, up $252.3 million (or 124%) from $203.8 million at December 31, 2002, with this increase largely the result of the Investment Growth Strategy. In addition, Peoples converted a $17 million short-term loan utilized to fund an acquisition in 2002 to a long-term loan with the same unaffiliated financial institution. As a result, short-term borrowings decreased $5.4 million to $42.8 million, compared to $48.2 million at year-end 2002.


Capital/Stockholders' Equity
----------------------------
At June 30, 2003, stockholders' equity was $178.3 million, versus $147.2 million at December 31, 2002, an increase of $31.1 million (or 21%). The majority of this increase is due to common shares issued in conjunction with the Kentucky Bancshares acquisition and Peoples' earnings, net of dividends paid, which accounted for $14.3 million and $7.4 million of the increase, respectively.

For the six months ended June 30, 2003, Peoples paid dividends of $3.1 million, representing a dividend payout ratio of 29.5% of earnings, compared to a ratio of 24.1% a year ago. While management anticipates Peoples continuing its 37-year history of consistent dividend growth in future periods, Peoples Bancorp's ability to pay dividends on its common shares is largely dependent upon dividends from Peoples Bank. Additionally, Peoples Bancorp has established two trust subsidiaries to issue preferred securities. If Peoples Bancorp suspends interest payments relating to the trust preferred securities issued by either of the two trust subsidiaries, Peoples will be prohibited from paying dividends on its common shares. Peoples Bancorp or Peoples Bank may decide to limit the payment of dividends, even when the legal ability to pay them exists, in order to retain earnings for other strategic purposes.

The adjustment for the net unrealized holding gains on available-for-sale securities, net of deferred income taxes, impacts Peoples' total equity. At June 30, 2003, net unrealized holding gains totaled $11.5 million versus $6.4 million at December 31, 2002, a change of $5.1 million. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' consolidated balance sheet are more sensitive to the changing market values of investments than if the investment portfolio was classified as held-to-maturity.

At June 30, 2003, Peoples had treasury stock totaling $1.1 million, unchanged from year-end 2002. In the first half of 2003, Peoples repurchased 40,000 common shares (or 13% of the total authorized), at an average price of $22.04 per share, under the 2003 Stock Repurchase Program and 1,923 common shares, at an average price of $23.94, as part of the deferred compensation plan for directors of Peoples Bancorp and Peoples Bank. The shares purchased under the 2003 Stock Repurchased Program were reissued in the Kentucky Bancshares acquisition and stock option exercises. Peoples anticipates repurchasing additional common shares under the 2003 Stock Repurchase Program and for the deferred compensation plan.

In addition to monitoring performance through traditional capital measurements (i.e., dividend payout ratios and ROE), Peoples has also complied with the capital adequacy standards mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A risk-weight category of 0% (lowest risk assets), 20%, 50% or 100% (highest risk assets) is assigned to each asset on the balance sheet. At June 30, 2003, Peoples' Total Capital, Tier 1 and Leverage ratios were 15.34%, 13.87% and 8.80%, respectively, exceeding the well-capitalized standards of 10%, 6% and 5%, respectively. In addition, all three risk-based capital ratios for Peoples Bank were also well above the minimum standards for a well-capitalized institution at June 30, 2003.


Interest Rate Sensitivity and Liquidity
---------------------------------------
While Peoples is exposed to various business risks, the risks relating to interest rate sensitivity and liquidity could materially impact its future results of operation and financial condition. The objective of Peoples' asset/liability management ("ALM") function is to measure and manage these risks in order to optimize net interest income within the constraints of prudent capital adequacy, liquidity and safety. This objective requires Peoples to focus on interest rate risk exposure and adequate liquidity as it manages the mix of assets and liabilities. Ultimately, the ALM function is intended to guide management in the acquisition of earning assets and selection of the appropriate funding sources.

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

As part of the evaluation of IRR, the ALCO has established limits on changes in net interest income and the net value of the balance sheet. The ALCO limits the decrease in net interest income of Peoples Bank to 10% or less from base case for each 100 basis point shift in interest rates measured over a twelve-month period assuming a static balance sheet. The ALCO limits the negative impact on net equity value to 40% or less given an immediate and sustained 200 basis points shift in interest rates also assuming a static balance sheet. The ALCO also reviews static gap measures for specific time periods focusing on a one-year cumulative gap. At June 30, 2003, Peoples' one-year cumulative gap amount was positive 13.6% of earning assets, which represented $231.3 million more in assets than liabilities that may reprice during that period. Based on historical trends and performance, the ALCO has determined the ratio of the one-year cumulative gap should be within +/-15% of earning assets. Results that are greater than any of these limits will prompt a discussion by the ALCO of appropriate actions, if any, that should be taken.

The following table is provided to illustrate the estimated earnings at risk and value at risk positions of Peoples, on a pre-tax basis, at June 30, 2003 (dollars in thousands):

      Immediate
    Interest Rate                  Estimated                  Estimated
Increase (Decrease) in        (Decrease) Increase       (Decrease) Increase in
     Basis Points            In Net Interest Income    Economic Value of Equity
----------------------  ---------------------------  --------------------------
         300            $   (433)         (0.8)  %   $  12,929           5.4  %
         200                 748           1.4         (22,207)         (9.2)
         100               1,438           2.6         (44,659)        (18.5)
         (50)           $  2,012           3.7   %   $ (66,567)        (27.6) %

The interest rate risk analysis shows that Peoples is asset sensitive, which means that increasing interest rates should favorably impact Peoples' net interest income while downward moving interest rates should negatively impact net interest income. Peoples' asset sensitivity increased in the second quarter of 2003 due to the Kentucky Bancshares acquisition; however, the ALCO believes it is to the long-term benefit of Peoples to maintain an asset sensitive position. The interest rate analysis also shows Peoples is within the established IRR policy limits for all simulations and all scenarios for the current period.

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

Typically, the main source of liquidity for Peoples is deposit growth. Liquidity is also provided from cash generated from earning assets such as maturities, calls, principal payments and income from loans and investment securities. In the first half of 2003, cash provided by financing activities totaled $319.0 million compared to $26.9 million a year ago, due largely to increased long-term borrowings used for the Investment Growth Strategy. Cash used in investing activities totaled $230.8 million versus $39.6 million last year, primarily due to increased investment securities purchases, net of maturities and sales.

When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that better enable Peoples to match funding dates and pricing characteristics with contractual maturity dates and pricing parameters of earning assets. At June 30, 2003, Peoples had available borrowing capacity of approximately $92 million through these external sources and unpledged securities in the investment portfolio of approximately $306 million that can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile funds from liquid assets. Peoples' volatile funds consist primarily of short-term growth in deposits, while liquid assets includes short-term investments and unpledged available-for-sale securities. At June 30, 2003, Peoples' net liquidity position was $298.2 million, or 16.0% of total assets, compared to $189.7 million, or 13.6% of total assets, at December 31, 2002. The increase in liquidity position as a percent of total assets was primarily the result of additional liquid assets from the higher level of cash and cash equivalents at quarter end. The liquidity position as of June 30, 2003, was within Peoples' policy limit of negative 10% of total assets. At June 30, 2003, total wholesale funding comprised 25.4% of total assets and brokered funds were 0.5% of total assets, which was within Peoples' policy limits of 30% and 10%, respectively.


Off-Balance Sheet Activities and Contractual Obligations
--------------------------------------------------------
Peoples routinely engages in activities that involve, to varying degrees, elements of risk that are not reflected in whole or in part in the consolidated financial statements. These activities are part of Peoples' normal course of business and include traditional off-balance sheet credit-related financial instruments, interest rate contracts, operating leases, long-term debt and commitments to make additional capital contributions in low-income housing project investments.

Traditional off-balance sheet credit-related financial instruments are primarily commitments to extend credit, and standby letters of credit. These activities could require Peoples to make cash payments to third parties in the event certain specified future events occur. The contractual amounts represent the extent of Peoples' exposure in these off-balance sheet activities. However, since certain off-balance sheet commitments, particularly standby letters of credit, are expected to expire or be only partially used, the total amount of commitments does not necessarily represent future cash requirements. These activities are necessary to meet the financing needs of customers. The following table details the total contractual amount of loan commitments and standby letters of credit:




(Dollars in thousands)         June 30,     March 31,   December 31,  June 30,
                                 2003        2003          2002         2002
Loan commitments            $  119,316   $  114,342    $  103,462    $  93,355
Standby letters of credit        9,606        7,799         7,632        7,570
Unused credit card limits       22,469       22,447        21,216       21,338

Peoples also enters into interest rate contracts where Peoples is required to either receive cash from or pay cash to counter parties depending on changes in interest rates. Peoples utilizes interest rate contracts to help manage the risk of changing interest rates.
 At June 30, 2003, Peoples held interest rate contracts with notional amounts totaling $37 million and fair values totaling $288,000. Interest rate contracts are carried at fair value on the consolidated balance sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. As a result, the amounts recorded on the balance sheet at June 30, 2003, do not represent the amounts that may ultimately be paid or received under these contracts.

Peoples also has commitments to make additional capital contributions in low-income housing tax funds, consisting of a pool of low-income housing projects. As a limited partner in these funds, Peoples receives Federal income tax benefits which assists Peoples in managing its overall tax burden. At June 30, 2003, these commitments approximated $9.7 million, with approximately $2.1 million expected to be paid over the next twelve months. Management may make additional investments in various tax credit funds.

Management does not anticipate Peoples' current off-balance sheet activities will have a material impact on future results of operations and financial condition.

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


Future Outlook
--------------
Peoples' second quarter results reflect some earnings improvement from the first quarter despite the sustained low interest rate environment and uncertain economic conditions. In the final six months of 2003, management will focus to overcome short-term earnings challenges by enhancing revenues and controlling operating expenses. Peoples' overall focus remains long-term, and Peoples' current asset-liability position should minimize the impact of any future changes in interest rates on earnings. Management's commitment to sound underwriting discipline has produced asset quality that compares favorably to peer levels.

The expansion of Peoples' mortgage banking activities is an integral part of short-term earnings growth and is a key part of Peoples' long-term business strategy. In the first half of 2003, management took steps to improve Peoples' real estate lending operations to better satisfy the needs of customers. The refocusing of several Peoples Bank lenders to "Home Loan Specialists" has allowed mortgage banking income to become a major source of revenue in a relatively short period of time. Management believes the current interest rate environment provides opportunities for additional growth in the second half of 2003. Since real estate loans, as well as a basic checking account, are anchor products to successful long-term financial relationships with customers, management expects mortgage banking to remain a valuable part of Peoples' business even after rates start to increase.

While cost control remains a focus during this time of economic uncertainty, Peoples' continues to make strategic investments that are expected to provide long-term benefits for all stakeholders. For several months, management has been working to improve the integration of Peoples' customer data to allow associates to manage customer relationships more efficiently and effectively through the implementation of Customer Relationship Management ("CRM") and profitability systems. This $1.6 million investment will provide Peoples' associates with a comprehensive view of every customer, as well as allow them to offer an integrated sales package to potential customers. Beginning in the third quarter, Peoples will begin to implement these new systems, as well as amortize the project costs. Since the majority of the costs will be amortized over the expected useful life, management does not expect the CRM and profitability project to materially impact short-term earnings.

Management continues to review and rationalize Peoples' delivery channels, particularly its sales offices. As a result of the Kentucky Bancshares acquisition, Peoples' has had opportunities to improve operating efficiencies in the Kentucky markets. Concurrent with this acquisition, Peoples Bank consolidated its office at 404 Ferry Street in Russell, Kentucky with the newly acquired Russell office on Diederich Boulevard. In addition, Peoples Bank plans to close its existing Catlettsburg, Kentucky office and redirect customers to the nearby Ashland office acquired in the merger. Management believes these office consolidations allow Peoples to serve customers in these markets more efficiently and provide conveniences, such as drive-thru banking and ATMs needed in today's banking environment.

While the development and implementation of the Overdraft Privilege program has increased non-interest revenue, Peoples is obligated to pay professional fees to the consultant that assisted in the implementation of the process, based on revenue parameters, with that amount totaling approximately $115,000 in the second quarter of 2003 and $265,000 for the first half of 2003. Additional net revenues from Overdraft Privilege (i.e. after provision for bad debt) have more than offset the professional expenses associated with the new product. In March 2003, the percentage of revenues paid to the consultant decreased in accordance with the contract, which will have a positive impact on total professional fees in the final six months of 2003. In addition, the contract expires in February 2004, which should further enhance net revenues going forward, assuming Peoples maintains and/or grows total retail core deposits and volumes remain stable.

Mergers and acquisitions, such as the Kentucky Bancshares acquisition, have been an integral part of Peoples' efforts to expand its operations and scope of client services, while continuing to build client relationships and implement new products and services to enhance Peoples' earnings potential. Peoples' stronger regulatory capital ratios, as a result of the Common Stock Offering, afford management additional growth opportunities through mergers and acquisitions and market expansion. With a higher level of tangible equity to total assets, management believes Peoples is positioned to continue its disciplined acquisition strategy of the past decade and plans to dedicate more resources to develop and realize acquisition opportunities in and around Peoples' markets. However, the evaluation of future acquisitions will focus more on opportunities that complement Peoples' core competencies and strategic intent rather than geographic location or proximity to current markets.

In addition to mergers and acquisitions, Peoples routinely explores and evaluates opportunities to grow within existing markets. One such opportunity is the expansion of Peoples' operations in central Ohio by converting Peoples' loan production office in Lancaster, Ohio to a full-service business banking facility. The primary focus of the expanded office will remain business clients. However, the office will ultimately offer Peoples' complete line of products and services, including mortgage baking, insurance and investment services. The new office is planned to be completed in October 2003 and will offer deposit products for business clients in Ohio's Fairfield County and surrounding markets.

In recent years, Peoples' debit card, the Connect Card, has provided various benefits to customers while also generating fee income for Peoples based on a percentage of the transactions processed, known as interchange fees. However, MasterCard International and Visa USA have implemented new rules and changed business practices as part of agreements to settle claims brought against them in connection with the card associations' rules and fees relating to merchant acceptance of their branded cards. These changes are estimated to reduce Peoples' debit card revenues by about $70,000 before tax per quarter beginning in the third quarter of 2003, based on current volumes of debit card transactions. Management plans to partially offset this reduced income stream by continuing to grow core deposits, issuing additional debit cards, and encouraging Peoples' customers to use their debit cards as a convenient way to do their banking.

Peoples remains a service-oriented company with a sales focus that strives to satisfy clients through a relationship sales process. Through this process, sales associates work to anticipate, uncover, and solve their clients' every financial need, from insurance to banking to investments. In the third quarter of 2003, earnings catalysts include mortgage banking revenue growth, a full quarter of the Kentucky Bancshares acquisition and improved operating efficiencies. Management remains stakeholder-focused with four key long-term objectives: 7% to 10% EPS growth per year, ROE improvement, consistent dividend growth and revenue diversification.



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

     CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                                          For the Three Months Ended June 30,
                                                      2003                                  2002
                                       ------------------------------------   -----------------------------------
(dollars in thousands)                    Average      Income/     Yield/      Average       Income/     Yield/
                                          Balance      Expense      Rate       Balance       Expense      Rate
ASSETS
Securities:
  Taxable                              $   636,503     $   7,035     4.42%   $   288,413  $      4,417     6.13%
  Tax-exempt (1)                            67,107         1,109     6.61%        63,526         1,102     6.94%
-----------------------------------------------------------------------------------------------------------------
    Total securities                       703,610         8,144     4.63%       351,939         5,519     6.27%
Loans (2):
  Commercial (1)                           463,951         7,315     6.31%       375,911         6,449     6.86%
  Real estate                              330,322         5,934     7.19%       306,451         5,865     7.66%
  Consumer                                 101,265         2,457     9.71%       114,436         2,880    10.07%
-----------------------------------------------------------------------------------------------------------------
    Total loans                            895,538        15,706     7.02%       796,798        15,194     7.63%
Less: Allowance for loan loss              (13,967)                              (12,536)
-----------------------------------------------------------------------------------------------------------------
    Net loans                              881,571        15,706     7.14%       784,262        15,194     7.76%
Interest-bearing deposits                    2,399             4     0.73%         2,191             7     1.37%
Federal funds sold                          18,759            54     1.15%            43             1     1.86%
-----------------------------------------------------------------------------------------------------------------
    Total earning assets                 1,606,339        23,908     5.96%   $ 1,138,435        20,721     7.29%
Other assets                               135,812                                99,653
-----------------------------------------------------------------------------------------------------------------
       Total assets                    $ 1,742,151     $                     $ 1,238,088  $
=================================================================================================================

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                              $   175,957    $      529     1.20%   $   108,583  $        413     1.52%
  Interest-bearing demand deposits         276,920           676     0.98%       273,519         1,106     1.62%
  Time                                     454,069         3,698     3.26%       373,394         3,641     3.90%
-----------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits        906,946         4,903     2.17%       755,496         5,160     2.74%
Borrowed funds:
  Short-term                                43,637           138     1.26%        45,766           229     2.00%
  Long-term                                456,242         4,290     3.76%       201,044         2,412     4.80%
-----------------------------------------------------------------------------------------------------------------
    Total borrowed funds                   499,879         4,428     3.53%       246,810         2,641     4.29%
-----------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities   1,406,825         9,331     2.65%     1,002,306         7,801     3.12%
Non-interest bearing deposits              125,922                                97,594
Other liabilities                           40,995                                37,120
-----------------------------------------------------------------------------------------------------------------
    Total liabilities                    1,573,742                             1,137,020
Stockholders' equity                       168,409                               101,068
-----------------------------------------------------------------------------------------------------------------
  Total liabilities and equity         $ 1,742,151                             1,238,088  $
=================================================================================================================

Interest spread                                           14,577     3.31%                      12,920     4.17%
Interest income to earning assets                                    5.96%                                 7.29%
Interest expense to earning assets                                   2.32%                                 2.75%
-----------------------------------------------------------------------------------------------------------------
  Net interest margin                                                3.64%                                 4.54%
=================================================================================================================

(1) Interest income and yields presented on a fully tax-equivalent basis using a 35% tax rate.
(2) Nonaccrual and impaired loans are included in the average balances. Related interest income on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income. Loan fees included in interest income totaled $207 and $170 for the periods presented in 2003 and 2002, respectively.



                                                           For the Six Months Ended June 30,
                                                      2003                                  2002
                                       ------------------------------------    ----------------------------------
(dollars in thousands)                    Average      Income/     Yield/       Average      Income/     Yield/
                                          Balance      Expense      Rate        Balance      Expense      Rate
ASSETS
Securities:
  Taxable                              $   589,389   $    13,723     4.66%   $   288,774      $  8,967     6.21%
  Tax-exempt (1)                            66,668         2,223     6.67%        58,622         2,041     6.96%
-----------------------------------------------------------------------------------------------------------------
    Total securities                       656,057        15,946     4.86%       347,396        11,008     6.34%
Loans (2):
  Commercial (1)                           439,082        14,063     6.41%       370,579        12,827     6.92%
  Real estate                              330,537        11,984     7.25%       301,838        11,703     7.75%
  Consumer                                 103,756         5,018     9.67%       115,146         5,831    10.13%
-----------------------------------------------------------------------------------------------------------------
    Total loans                            873,375        31,065     7.11%       787,563        30,361     7.71%
Less: Allowance for loan loss              (13,683)                              (12,579)
-----------------------------------------------------------------------------------------------------------------
    Net loans                              859,692        31,065     7.26%       774,984        30,361     7.88%
Interest-bearing deposits                    1,977             7     0.71%         2,552            17     1.44%
Federal funds sold                          13,466            77     1.14%            26             1     1.54%
-----------------------------------------------------------------------------------------------------------------
    Total earning assets                 1,531,192        47,095     6.17%     1,124,958        41,387     7.39%
Other assets                               128,180                                97,088
-----------------------------------------------------------------------------------------------------------------
       Total assets                    $ 1,659,372   $                       $ 1,222,046      $
=================================================================================================================

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                              $   163,134   $     1,025     1.26%   $    96,756      $    696     1.44%
  Interest-bearing demand deposits         273,894         1,543     1.13%       275,104         2,222     1.62%
  Time                                     438,202         7,539     3.44%       368,702         7,781     4.22%
-----------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits        875,230        10,107     2.33%       740,562        10,699     2.91%
Borrowed funds:
  Short-term                                40,637           242     1.19%        53,828           520     1.93%
  Long-term                                424,077         8,116     3.83%       197,752         4,738     4.79%
-----------------------------------------------------------------------------------------------------------------
    Total borrowed funds                   464,714         8,358     3.61%       251,580         5,258     4.21%
-----------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities   1,339,944        18,465     2.77%       992,142        15,957     3.24%
Non-interest bearing deposits              117,167                                95,788
Other liabilities                           40,867                                35,064
-----------------------------------------------------------------------------------------------------------------
    Total liabilities                    1,497,978                             1,122,994
Stockholders' equity                       161,394                                99,052
-----------------------------------------------------------------------------------------------------------------
  Total liabilities and equity         $ 1,659,372   $                       $ 1,222,046      $
=================================================================================================================

Interest spread                                           28,630     3.40%                      25,430     4.15%
Interest income to earning assets                                    6.17%                                 7.39%
Interest expense to earning assets                                   2.43%                                 2.86%
-----------------------------------------------------------------------------------------------------------------
  Net interest margin                                                3.74%                                 4.53%
=================================================================================================================

(1) Interest income and yields presented on a fully tax-equivalent basis using a 35% tax rate.
(2) Nonaccrual and impaired loans are included in the average balances. Related interest income on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income. Loan fees included in interest income totaled $378 and $356 for the periods presented in 2003 and 2002, respectively.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
With the participation of Peoples' management, including Peoples' principal executive officer and principal financial officer, Peoples has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, Peoples' principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that material information relating to Peoples and its consolidated subsidiaries is made known to them, particularly during the period for which Peoples' periodic reports, including this report, are being prepared.


Changes in Internal Controls
----------------------------
There were no significant changes during the period covered by this report in Peoples' internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Peoples' internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings.
None.


ITEM 2:  Changes in Securities and Use of Proceeds.
None.


ITEM 3:  Defaults upon Senior Securities.
None.


ITEM 4:  Submission of Matters to a Vote of Security Holders.
None.

ITEM 5:  Other Information.
None.

ITEM 6:  Exhibits and Reports on Form 8-K.
         a) Exhibits:

                                               EXHIBIT INDEX

  Exhibit
  Number                             Description                                   Exhibit Location
------------     -----------------------------------------------------     ----------------------------------
   10(a)         Loan Agreement dated as of June 12, 2003, by and          Filed herewith
                 between Peoples Bancorp Inc. and First Tennessee
                 Bank National Association.

   10(b)         Promissory note executed by Peoples Bancorp Inc.,         Filed herewith
                 as Maker in the principal amount of $17,000,000 dated
                 June 12, 2003.

   10(c)         Commercial Pledge Agreement dated as of June 12,          Filed herewith
                 2003, by and between Peoples Bancorp Inc. and First
                 Tennessee Bank National Association.

     11          Computation of Earnings Per Share.                        Filed herewith

     12          Computation of Ratios.                                    Filed herewith

   31(a)         CEO Certification Pursuant to Rule 13a-14(A)/15d-14(A)    Filed herewith

   31(b)         CFO Certification Pursuant to Rule 13a-14(A)/15d-14(A)    Filed herewith

    32           Certification Pursuant To Title 18, United States         Filed herewith
                 Code, Section 1350, As Adopted Pursuant To Section
                 906 Of The Sarbanes-Oxley Act Of 2002


   b) Reports on Form 8-K:
      Peoples filed the following reports on Form 8-K during the three months ended June 30, 2003:

      1) Filed April 1, 2003 - News release announcing the opening of a loan production office in Delaware, Ohio.
      2) Filed April 11, 2003 - Transcript of Peoples Bancorp Inc.'s Annual Meeting of Shareholders held on April 10, 2003.
      3) Filed April 15, 2003 - News release announcing earnings for the quarter ended March 31, 2003.
      4) Filed April 17, 2003 - Transcript of the conference call to discuss first quarter of 2003 results held on on April 16, 2003.
      5) Filed May 9, 2003 - News release announcing the Board of Directors of Peoples Bancorp Inc. declared a quarterly dividend of $0.16 per share.
      6) Filed May 12, 2003 - News release announcing Peoples Bancorp Inc.
         completed its acquisition of Kentucky Bancshares Incorporated.
      7) Filed June 19, 2003 - News release announcing the appointment of
         Robert E. Evans as Chairman of the Board of Peoples Bancorp Inc. and appointment of Mark F. Bradley as Chief Operating Officer of Peoples Bancorp Inc.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                PEOPLES BANCORP INC.




Date: August 11, 2003   By: /s/ ROBERT E. EVANS
                                -----------------------------------------------
                                Robert E. Evans
                                Chairman, President and Chief Executive Officer





Date: August 11, 2003   By: /s/ JOHN W. CONLON
                                -----------------------------------------------
                                John W. Conlon
                                Chief Financial Officer

                                               EXHIBIT INDEX

  Exhibit
  Number                             Description                                   Exhibit Location
------------     -----------------------------------------------------     ----------------------------------
   10(a)         Loan Agreement dated as of June 12, 2003, by and          Filed herewith
                 between Peoples Bancorp Inc. and First Tennessee
                 Bank National Association.

   10(b)         Promissory note executed by Peoples Bancorp Inc.,         Filed herewith
                 as Maker in the principal amount of $17,000,000 dated
                 June 12, 2003.

   10(c)         Commercial Pledge Agreement dated as of June 12,          Filed herewith
                 2003, by and between Peoples Bancorp Inc. and First
                 Tennessee Bank National Association.

     11          Computation of Earnings Per Share.                        Filed herewith

     12          Computation of Ratios.                                    Filed herewith

   31(a)         CEO Certification Pursuant to Rule 13a-14(A)/15d-14(A)    Filed herewith

   31(b)         CFO Certification Pursuant to Rule 13a-14(A)/15d-14(A)    Filed herewith

    32           Certification Pursuant To Title 18, United States         Filed herewith
                 Code, Section 1350, As Adopted Pursuant To Section
                 906 Of The Sarbanes-Oxley Act Of 2002
