Form 10-Q/A
period 2003-06-30
PEOPLES BANCORP INC
filed 2003-08-14
CIK 318300

FORM 10-Q/A
                                (Amendment No. 1)

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
                                                     --------------

                                 Not Applicable
    ------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


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




                              PEOPLES BANCORP INC.
                         QUARTERLY REPORT ON FORM 10-Q/A
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                EXPLANATORY NOTE

The purpose of this Form 10-Q/A ("Form 10-Q/A") is to amend Item 2 of Part I of the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2003 ("Peoples' June 30, 2003 Form 10-Q"), to correct an inversion of the labels in the first column of the table in the "Interest Rate Sensitivity and Liquidity" section of Management's Discussion and Analysis of Financial Condition and Results of Operations. There have been no additional changes to any other section of Item 2 of Part I of Peoples' June 30, 2003 Form 10-Q.

This amendment does not reflect events occurring after the original filing of the Quarterly Report on August 11, 2003, or modify or update those disclosures as presented in the original Form 10-Q, except to reflect the amendment described above.

                         PART I - FINANCIAL INFORMATION


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

The following table is provided to illustrate the estimated earnings at risk and value at risk positions of Peoples, on a pre-tax basis, at June 30, 2003 (dollars in thousands):



      Immediate
    Interest Rate                  Estimated                  Estimated
Increase (Decrease) in        (Decrease) Increase       (Decrease) Increase in
     Basis Points            In Net Interest Income    Economic Value of Equity
----------------------  ---------------------------  --------------------------
        300               $  2,012       3.7  %        $ (66,567)     (27.6) %
        200                  1,436       2.6             (44,659)     (18.5)
        100                    748       1.4             (22,207)      (9.2)
       (50)               $   (433)     (0.8) %        $  12,929        5.4  %

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




                                 PEOPLES BANCORP INC.


Date:  August 14, 2003    By:/s/ ROBERT E. EVANS
                                 -----------------------------------------------
                                 Robert E. Evans
                                 Chairman, President and Chief Executive Officer



Date:  August 14, 2003    By:/s/ JOHN W. CONLON
                                 -----------------------------------------------
                                 John W. Conlon
                                 Chief Financial Officer

                                  EXHIBIT INDEX

              PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q/A
                         FOR PERIOD ENDED JUNE 30, 2003




  Exhibit
  Number                              Description                                     Exhibit Location
------------     ------------------------------------------------------    ---------------------------------------

   10(a)         Loan Agreement dated as of June 12, 2003, by and          Incorporated herein by reference to
                 between Peoples Bancorp Inc. and First Tennessee          Exhibit 10(a) to Peoples Bancorp
                 Bank National Association.                                Inc.'s Quarterly Report on Form 10-Q
                                                                           for the fiscal quarter ended June 30,
                                                                           2003 (File No. 0-16772)

   10(b)         Promissory note executed by Peoples Bancorp Inc., as      Incorporated herein by reference to
                 Maker in the principal amount of $17,000,000 dated        Exhibit 10(b) to Peoples Bancorp
                 June 12, 2003.                                            Inc.'s Quarterly Report on Form 10-Q
                                                                           for the fiscal quarter ended June 30,
                                                                           2003 (File No. 0-16772)

   10(c)         Commercial Pledge Agreement dated as of June 12, 2003,    Incorporated herein by reference to
                 by and between Peoples Bancorp Inc. and First Tennessee   Exhibit 10(c) to Peoples Bancorp
                 Bank National Association.                                Inc.'s Quarterly Report on Form 10-Q
                                                                           for the fiscal quarter ended June 30,
                                                                           2003 (File No. 0-16772)

     11          Computation of Earnings Per Share.                        Incorporated herein by reference to
                                                                           Exhibit 11 to Peoples Bancorp Inc.'s
                                                                           Quarterly Report on Form 10-Q for
                                                                           the fiscal quarter ended June 30,
                                                                           2003 (File No. 0-16772)

     12          Computation of Ratios.                                    Incorporated herein by reference to
                                                                           Exhibit 12 to Peoples Bancorp Inc.'s
                                                                           Quarterly Report on Form 10-Q for
                                                                           the fiscal quarter ended June 30,
                                                                           2003 (File No. 0-16772)

   31(a)         CEO Certification Pursuant to Filed herewith Rule         Filed herewith
                 13a-14(A)/15d-14(A)

   31(b)         CFO Certification Pursuant to Filed herewith Rule         Filed herewith
                 13a-14(A)/15d-14(A)

    32           Certification Pursuant To Title 18, United States         Filed herewith
                 Code, Section 1350, As Adopted Pursuant To Section
                 906 Of The Sarbanes-Oxley Act Of 2002
