Form 10-Q
period 2003-09-30
PEOPLES BANCORP INC
filed 2003-11-13
CIK 318300

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2003

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

         Yes       X                No
             -------------             ------------------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes       X                No
             -------------             ------------------



Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, at November 3, 2003: 10,620,563.



                        Exhibit Index Appears on Page 35

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The following Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Consolidated Statements of Stockholders' Equity, and Consolidated Statements of Cash Flows of Peoples Bancorp Inc. and subsidiaries ("Peoples"), reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with accounting principles generally accepted in the United States. Results of operation for the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet at December 31, 2002, contained herein has been derived from the audited balance sheet included in Peoples Bancorp Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 ("2002 Form 10-K"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2002 Form 10-K.

The consolidated financial statements include the accounts of Peoples Bancorp Inc. and its wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated.


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
                                                                              September 30,       December 31,
ASSETS                                                                           2003                2002
Cash and cash equivalents:
     Cash and due from banks                                                   $      29,092   $      34,034
     Interest-bearing deposits in other banks                                            732           1,016
     Federal funds sold                                                                    -          20,500
-------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                             29,824          55,550
-------------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized cost of $712,288 and $402,048 at September 30, 2003, and
     December 31, 2002, respectively)                                                719,753         412,100

Loans, net of unearned interest                                                      921,402         850,891
Allowance for loan losses                                                            (14,423)        (13,086)
-------------------------------------------------------------------------------------------------------------
          Net loans                                                                  906,979         837,805
-------------------------------------------------------------------------------------------------------------

Bank premises and equipment, net                                                      22,496          18,058
Goodwill                                                                              38,908          25,504
Other intangible assets                                                                7,586           5,234
Other assets                                                                          46,479          40,110
-------------------------------------------------------------------------------------------------------------
               Total assets                                                    $   1,772,025   $   1,394,361
=============================================================================================================

LIABILITIES
Deposits:
     Non-interest bearing                                                      $     132,977   $     115,907
     Interest bearing                                                                923,352         839,970
-------------------------------------------------------------------------------------------------------------
          Total deposits                                                           1,056,329         955,877
-------------------------------------------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased and securities sold under repurchase agreements          22,577          31,183
     Federal Home Loan Bank advances                                                  24,300               -
     Other short-term borrowings                                                           -          17,000
-------------------------------------------------------------------------------------------------------------
          Total short-term borrowings                                                 46,877          48,183
-------------------------------------------------------------------------------------------------------------

Long-term borrowings                                                                 454,568         203,829
Accrued expenses and other liabilities                                                10,465          10,199
-------------------------------------------------------------------------------------------------------------
               Total liabilities                                                   1,568,239       1,218,088
-------------------------------------------------------------------------------------------------------------

Guaranteed preferred beneficial interests in junior subordinated debentures           29,155          29,090

STOCKHOLDERS' EQUITY
Common stock, no par value, 24,000,000 shares authorized - 10,700,582 shares issued at September 30, 2003, and 9,421,222 issued
     at December 31, 2002, including shares in treasury                              161,252         129,173
Accumulated comprehensive income, net of deferred income taxes                         4,759           6,446
Retained earnings                                                                      9,841          12,650
-------------------------------------------------------------------------------------------------------------
                                                                                     175,852         148,269
Treasury stock, at cost, 67,724 shares at September 30, 2003, and
     59,351 shares at December 31, 2002                                               (1,221)         (1,086)
-------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                            174,631         147,183
-------------------------------------------------------------------------------------------------------------
               Total liabilities, beneficial interests and stockholders'       $   1,772,025   $   1,394,361
               equity
=============================================================================================================

See notes to the consolidated unaudited financial statements



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)                          Three Months Ended                Nine Months Ended
                                                                         September 30,                     September 30,
                                                                       2003             2002             2003            2002
Interest income:
    Interest and fees on loans                                    $     15,882     $     16,357     $     46,899     $    46,672
    Interest on taxable investment securities                            6,881            4,526           20,604          13,493
    Interest on tax-exempt investment securities                           710              774            2,155           2,101
    Other interest income                                                   77               26              161              44
---------------------------------------------------------------------------------------------------------------------------------
        Total interest income                                           23,550           21,683           69,819          62,310
Interest expense:
    Interest on deposits                                                 4,438            5,749           14,545          16,448
    Interest on short-term borrowings                                      144              195              386             715
    Interest on long-term borrowings                                     4,298            2,601           12,414           7,339
---------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                                           8,880            8,545           27,345          24,502
---------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                                14,670           13,138           42,474          37,808
Provision for loan losses                                                  920            1,182            2,686           3,023
---------------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses                13,750           11,956           39,788          34,785
Other income:
    Service charges on deposits                                          2,196            1,958            5,973           4,999
    Fiduciary revenues                                                   1,142              626            2,586           1,882
    Electronic banking revenues                                            534              464            1,517           1,246
    Mortgage banking income                                                400               22              967              22
    Business owned life insurance                                          342              384            1,060           1,085
    Insurance and investment commissions                                   338              532            1,100           1,518
    Gain (loss) on asset disposals                                           9                -             (229)            (14)
    Gain (loss) on securities transactions                                   2               51              (25)            102
    Gain on early debt extinguishment                                        -                -                -             631
    Other non-interest income                                               89               80              320             230
---------------------------------------------------------------------------------------------------------------------------------
        Total other income                                               5,052            4,117           13,269          11,701
Other expenses:
    Salaries and benefits                                                5,031            4,771           14,582          13,601
    Occupancy and equipment                                              1,127              988            3,333           2,854
    Trust Preferred Securities expense                                     606              643            1,819           1,827
    Amortization of intangible assets                                      551              208            1,023             431
    Professional fees                                                      436              533            1,377           1,416
    Data processing and software                                           385              251            1,035             868
    Franchise taxes                                                        284              173              813             533
    Marketing                                                              200              242              855             778
    Other non-interest expense                                           1,964            1,670            5,492           4,398
---------------------------------------------------------------------------------------------------------------------------------
        Total other expenses                                            10,584            9,479           30,329          26,706
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                               8,218            6,594           22,728          19,780
Income taxes                                                             2,278            1,798            6,334           5,528
---------------------------------------------------------------------------------------------------------------------------------
               Net income                                         $      5,940     $      4,796     $     16,394     $    14,252
=================================================================================================================================

Earnings per share:

    Basic                                                         $       0.56     $       0.58     $       1.58     $      1.72
---------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                       $       0.55     $       0.56     $       1.55     $      1.68
---------------------------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding:
    Basic                                                           10,653,999        8,291,496       10,372,617       8,263,928
---------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                         10,896,461        8,557,503       10,585,655       8,488,445
---------------------------------------------------------------------------------------------------------------------------------

Cash dividends declared                                           $      1,835     $      1,194     $      4,916     $     3,473
---------------------------------------------------------------------------------------------------------------------------------
Cash dividend per share                                           $       0.17     $       0.14     $       0.47     $      0.42
---------------------------------------------------------------------------------------------------------------------------------
See notes to the consolidated unaudited financial statements



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

 (Dollars in thousands)                                                       Accumulated
                                                                                 Other
                                                       Common Stock          Comprehensive      Retained       Treasury
                                                       Shares  Amount            Income         Earnings        Stock         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                         9,421,222   $  129,173    $   6,446    $     12,650   $   (1,086)    $   147,183
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                      16,394                       16,394
Unrealized gain on available-for-sale investment
    securities, net of reclassification adjustment                              (1,687)                                      (1,687)
Exercise of common stock options (38,338 shares -
   reissued 16,107 treasury shares)                   22,231          102                                        369            471
Tax benefit from exercise of stock options                            113                                                       113
Distribution of treasury stock for deferred
   compensation plan (reissued 304 treasury                                                                        6              6
   shares)
Cash dividends declared                                                                         (4,917)                      (4,917)
5% stock dividend                                    466,127       13,128                      (14,286)        1,158
Issuance of common shares                            216,000        4,794                                                     4,794
Common stock issued under dividend
   reinvestment plan                                  12,047          294                                                       294
Purchase of treasury shares, 94,109 shares                                                                    (2,327)        (2,327)
Issuance of common shares to purchase
   Kentucky Bancshares Incorporated (issued
   592,648 shares - reissued 29,693 treasury         562,955       13,648                                        659         14,307
   shares)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003                       10,700,582   $  161,252    $   4,759    $      9,841   $    (1,221)   $   174,631
====================================================================================================================================



                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in thousands)                                                   Three Months Ended           Nine months Ended
                                                                           September 30,                September 30,
                                                                           2003         2002            2003         2002
Net income                                                             $    5,940   $    4,796      $   16,394   $   14,252
Other comprehensive income, net of tax:
   Unrealized (loss) gain on available-for-sale investment
   securities
      arising during the period                                            (6,763)       3,209          (1,703)       6,524
   Less: reclassification adjustment for securities gain (loss)
   included
      in net income, net of tax                                                 1           33             (16)          66
----------------------------------------------------------------------------------------------------------------------------
   Net unrealized (loss) gain on available-for-sale arising during         (6,764)       3,176          (1,687)       6,458
   the period
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss) income                                      $     (824)  $    7,972      $   14,707   $   20,710
============================================================================================================================

See notes to the consolidated unaudited financial statements



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                                                Nine Months Ended
                                                                                        September 30,
                                                                                2003                     2002
Cash flows from operating activities:
Net income                                                                $       16,394           $       14,252
Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation, amortization, and accretion, net                           4,532                    2,157
          Provision for loan losses                                                2,686                    3,023
          Business owned life insurance income                                    (1,060)                  (1,085)
          Loss (gain) on securities transactions                                      25                     (102)
          Gain on early debt extinguishment                                            -                     (631)
          Increase in interest receivable                                         (1,064)                    (175)
          Increase in interest payable                                               918                       34
          Deferred income tax expense                                                889                      131
          Deferral of loan origination fees and costs                                208                       65
          Other, net                                                              (3,005)                    (396)
------------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                          20,523                   17,273
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Purchases of available-for-sale securities                                      (592,770)                (132,901)
Proceeds from sales of available-for-sale securities                              90,409                   32,844
Proceeds from maturities and calls of available-for-sale securities              213,136                   66,243
Net decrease (increase) in loans                                                   2,528                  (32,397)
Expenditures for premises and equipment                                           (1,468)                    (937)
Proceeds from sale of other real estate owned                                        505                      206
Expenditures for other real estate owned                                          (1,687)                       -
Acquisitions, net of cash received                                                12,015                   17,463
Investment in tax credit funds                                                      (993)                  (1,315)
------------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                            (278,325)                 (50,794)
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Net (decrease) increase in non-interest bearing deposits                          (1,489)                   2,211
Net (decrease) increase in interest-bearing deposits                             (11,746)                  37,235
Net decrease in short-term borrowings                                             (1,306)                 (11,192)
Proceeds from long-term borrowings                                               259,018                   17,000
Payments on long-term borrowings                                                 (11,337)                  (5,558)
Cash dividends paid                                                               (4,002)                  (3,080)
Purchase of treasury stock                                                        (2,327)                    (207)
Repurchase of Trust Preferred Securities                                               -                   (6,150)
Proceeds from issuance of Trust Preferred Securities                                   -                    7,000
Proceeds from issuance of common shares                                            5,265                    1,033
------------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                         232,076                   38,292
------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                             (25,726)                   4,771
Cash and cash equivalents at beginning of period                                  55,550                   32,838
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $       29,824           $       37,609
==================================================================================================================


Supplemental cash flow information:
    Interest paid                                                         $       25,831           $       24,421
------------------------------------------------------------------------------------------------------------------
    Income taxes paid                                                     $        4,197           $        4,055
------------------------------------------------------------------------------------------------------------------

 See notes to the consolidated unaudited financial statements


NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Basis of Presentation
The accounting and reporting policies of Peoples Bancorp Inc. and Subsidiaries ("Peoples") conform to accounting principles generally accepted in the United States and to general practices within the financial services industry. Peoples considers all of its principal activities to be financial services related. The consolidated financial statements include all accounts of Peoples' parent company and its wholly-owned subsidiaries. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts, which had no impact on net income or stockholders' equity, to conform to 2003 presentation. All share and per share information have been adjusted for a 5% stock dividend issued August 29, 2003. All significant intercompany accounts and transactions have been eliminated.

1.  Mergers and Acquisitions:
    On May 9, 2003, Peoples Bancorp completed the acquisition of Kentucky Bancshares Incorporated ("Kentucky Bancshares"), the holding company of Kentucky Bank & Trust, for total consideration of $29.1 million ($14.8 million in cash and $14.3 million in Peoples Bancorp's common shares).

    The acquisition of Kentucky Bancshares included the merger of Kentucky Bank & Trust into Peoples Bank, National Association ("Peoples Bank"). As a result, the five former Kentucky Bank & Trust offices in the northeastern Kentucky communities of Ashland, Russell, Flatwoods, Greenup and South Shore now operate as full-service financial service offices of Peoples Bank. In this transaction, Peoples acquired loans of $75 million, deposits of $113 million, and trust assets under management of $181 million, as well as three ATMs.

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

    Management expects this acquisition to positively impact Peoples' earnings, from combined cost savings and enhanced efficiencies resulting from the closure of Peoples Bank's office at 404 Ferry Street in Russell, Kentucky concurrent with the acquisition and the closure of Peoples Bank's Catlettsburg, Kentucky office on October 17, 2003. These office closings are due to the proximity of the newly acquired offices in Russell and Ashland, Kentucky that will continue to serve these markets.

2.  New Accounting Pronouncements:
    In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The objective of FIN 46 is to provide guidance on how to identify a variable interest entity and determine when assets, liabilities, non controlling interests and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities, which an enterprise obtains an interest after that date. Initially, FIN 46 applied in the first fiscal year or interim period beginning after June 15, 2003. On October 8, 2003, the FASB agreed to a broad-based deferral of the effective date of this Interpretation for public companies until the end of the periods ending after December 15, 2003. Additionally, the FASB agreed to certain other modifications to the Interpretation during its October 8 meeting. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with an cumulative-effect adjustment as of the beginning of the first year restated.

    With respect to interests in entities subject to FIN 46, including low-income housing investments, the adoption of FIN 46 will not have a material impact on Peoples' financial position. Peoples has determined that the provisions of FIN 46 may require de-consolidation of the subsidiary grantor trusts, which issue mandatorily redeemable preferred securities of the grantor trusts. At adoption of FIN 46, the grantor trusts may be de-consolidated and the junior subordinated debentures of Peoples owned by the grantor trusts would be disclosed as a liability. The Trust Preferred Securities currently qualify as tier 1 capital of Peoples for regulatory capital purposes. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. The banking regulatory agencies have not issued any guidance, which would change the capital treatment for Trust Preferred Securities based on the impact of the adoption of FIN 46. However, there can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory purposes.

    On May 15, 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 modifies the accounting for certain financial instruments that issuers could classify as equity. Under SFAS 150, those instruments with characteristics of both liabilities and equity must be classified as liabilities in statements of financial position, with the corresponding payments to holders of the instruments recognized as interest expense.

    Peoples originally adopted the reporting requirements of SFAS 150 on July 1, 2003, as required, which resulted in Peoples reclassifying its Trust Preferred Securities, presented on the balance sheet as "Guaranteed preferred beneficial interest in junior subordinated debentures", to liabilities and recognizing the related expense within the income statement as interest expense versus Trust Preferred Securities expense. SFAS 150 permits only prospectively application and the adoption was reflected in the third quarter 2003 balance sheet and income statement.

    On October 29, 2003, the FASB agreed to defer indefinitely the application of the measurement and recognition guidance in SFAS 150 to mandatorily redeemable non controlling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent's financial statements under Statement 150. As a result of this deferral, Peoples will continue to account for its Trust Preferred Securities as "Guaranteed preferred beneficial interest in junior subordinated debentures" in the mezzanine section of the balance sheet, and recognize the related expense as other expense in the third quarter 2003 financial statements.

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


(Dollars in Thousands, except Per Share Data)                 Three Months Ended                 Nine months Ended
                                                                September 30,                      September 30,
                                                              2003            2002              2003             2002

Net income, as reported                                   $     5,940     $     4,796       $    16,394      $    14,252
Deduct: stock-based compensation expense determined
     under fair value based method, net of tax                    139             108               365              258
-------------------------------------------------------------------------------------------------------------------------
Pro forma net income                                      $     5,801     $     4,688       $    16,029      $    13,994
-------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share:
     As reported                                          $      0.56     $      0.58       $      1.58      $      1.72
-------------------------------------------------------------------------------------------------------------------------
     Pro forma                                            $      0.54     $      0.57       $      1.55      $      1.69
-------------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share:
     As reported                                          $      0.55     $      0.56       $      1.55      $      1.68
-------------------------------------------------------------------------------------------------------------------------
     Pro forma                                            $      0.53     $      0.55       $      1.51      $      1.65
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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows:


                                                                    At or For the Three                     At or For the Nine
                                                                 Months Ended September 30,             Months Ended September 30,
SIGNIFICANT RATIOS                                                   2003              2002                 2003              2002
Return on average equity                                            13.85 %           17.80 %              13.26 %           18.63 %
Return on average assets                                             1.34 %            1.43 %               1.29 %            1.50 %
Net interest margin (a)                                              3.72 %            4.42 %               3.74 %            4.49 %
Non-interest income leverage ratio (b)                              50.24 %           43.62 %              46.14 %           41.71 %
Efficiency ratio (c)                                                49.85 %           52.61 %              51.20 %           52.58 %
Average stockholders' equity to average assets                       9.66 %            8.02 %               9.71 %            8.07 %
Average loans to average deposits                                   85.34 %           91.95 %              87.07 %           93.44 %
Cash dividends to net income                                        30.89 %           24.90 %              29.99 %           24.37 %
------------------------------------------------------------------------------------------------------------------------------------

ASSET QUALITY RATIOS (end of period)
Nonperforming loans as a percent of total loans (d)                  0.61 %            0.87 %               0.61 %            0.87 %
Nonperforming assets as a percent of total assets (e)                0.39 %            0.56 %               0.39 %            0.56 %
Allowance for loan losses to loans net of unearned                   1.57 %            1.49 %               1.57 %            1.49 %
interest

------------------------------------------------------------------------------------------------------------------------------------

CAPITAL RATIOS (end of period)
Tier I capital ratio                                                14.46 %           11.55 %              14.46 %           11.55 %

Risk-based capital ratio                                            15.80 %           12.91 %              15.80 %           12.91 %
Leverage ratio                                                       8.82 %            7.96 %               8.82 %            7.96 %
------------------------------------------------------------------------------------------------------------------------------------

PER SHARE DATA (f)
Net income per share - basic                                $        0.56              0.58        $        1.58              1.72
Net income per share - diluted                                       0.55              0.56                 1.55              1.68
Cash dividends per share                                             0.17              0.14                 0.47              1.42
Book value per share (end of period)                                16.42             13.47                16.42             13.47
Tangible book value per share (end of period) (g)           $       12.05              9.90        $       12.05              9.90
Weighted average shares outstanding - Basic                    10,653,999         8,291,496           10,372,617         8,263,928
Weighted average shares outstanding - Diluted                  10,896,461         8,557,503           10,585,655         8,488,445
Common shares outstanding at end of period                     10,632,858         8,298,828           10,632,858         8,298,828
------------------------------------------------------------------------------------------------------------------------------------

(a) Calculated using fully-tax equivalent net interest income as a percentage of average earning assets.
(b) Non-interest income (less securities and asset disposal gains and/or losses) as a percentage of non-interest expense (less intangible amortization). The ratio for the nine months ended September 30, 2002, excludes gain on early debt extinguishment of $631,000.
(c) Non-interest expense (less intangible amortization) as a percentage of fully-tax equivalent net interest income plus non-interest income. The ratio for the nine months ended September 30, 2002, excludes gain on early debt extinguishment of $631,000.
(d) Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans.
(e)  Nonperforming assets include
     nonperforming loans and other real estate owned.
(f)  Amounts adjusted for 5% stock dividend issued August 29, 2003.
(g) Tangible book value per share reflects capital calculated for banking regulatory requirements and excludes balance sheet impact of intangible assets acquired through acquisitions accounted for using the purchase method accounting.


INTRODUCTION
The following discussion and analysis of the Consolidated Financial Statements of Peoples is presented to provide insight into management's assessment of the financial condition and results of operations. Peoples' primary subsidiaries are Peoples Bank, National Association ("Peoples Bank"), Peoples Investment Company, PEBO Capital Trust I and PEBO Capital Trust II. Peoples Bank also operates Peoples Insurance Agency, Inc. ("Peoples Insurance"), which offers a full range of life, property, and casualty insurance products to customers in Peoples' markets, and Peoples Loan Services, Inc., which invests in certain loans originated in Peoples' markets. Peoples Investment Company also owns Peoples Capital Corporation.

Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency. Peoples Bank offers complete financial products and services through 49 financial service locations and 33 ATMs in Ohio, West Virginia and Kentucky. Peoples Bank's e-banking service, Peoples OnLine Connection, can be found on the Internet at www.peoplesbancorp.com (this uniform resource locator (URL) is an inactive, textual reference only). Peoples Bank provides an array of financial products and services to customers that include traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. Peoples provides services through ordinary walk-in offices and automobile drive-in facilities, automated teller machines, banking by phone, and the Internet.

Peoples Bank also makes available other financial services through Peoples Financial Advisors, which provides customer-tailored services for fiduciary needs, investment alternatives, financial planning, retirement plans and other asset management needs. Brokerage services are offered exclusively through Raymond James Financial Services, member NASD/SIPC and an independent broker/dealer, located at Peoples Bank offices.

Peoples Investment Company and Peoples Capital Corporation were formed in 2001 to allow management to better deploy investable funds and provide new opportunities to make investments, including, but not limited to, low-income housing tax credit funds, that are either limited or restricted at the bank level.

This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2002, and notes thereto, as well as the ratios, statistics and discussions contained elsewhere in this Form 10-Q. All share and per share information has been adjusted for stock dividends.

References will be found in this Form 10-Q to the following significant transactions that have impacted or will impact Peoples' results of operations:

     o As discussed in Note 1 of Notes to the Consolidated Unaudited Financial Statements, on May 9, 2003, Peoples Bancorp completed its acquisition of Kentucky Bancshares Incorporated ("Kentucky Bancshares"), the holding company of Kentucky Bank & Trust. In addition, Peoples Bank closed an office at 404 Ferry Street in Russell, Kentucky concurrent with this acquisition. Peoples Bank also closed its Catlettsburg, Kentucky office on October 17, 2003, due to the proximity of the acquired Ashland, Kentucky office.

     o On March 13, 2003, Peoples announced the authorization to repurchase up to 315,000, or approximately 3%, of Peoples' outstanding common shares from time to time in open market or privately negotiated transactions ("2003 Stock Repurchase Program"). The common shares repurchased will be used for projected stock option exercises granted under Peoples' stock option plans, a portion of the consideration to be paid in acquisitions, and other general corporate purposes. The timing of the purchases and the actual number of common shares purchased will depend on market conditions and limitations imposed by applicable federal securities laws. The 2003 Stock Repurchase Program will expire on December 31, 2003.

     o On December 19, 2002, Peoples Bancorp Inc. completed the sale of 1,512,000 common shares through a firm commitment underwritten offering and on January 3, 2003, sold an additional 226,800 common shares in conjunction with the option granted to the underwriters to cover over-allotments (collectively, the "Common Stock Offering"). The Common Stock Offering generated new capital totaling $36.9 million after offering expenses. In January 2003, Peoples Bancorp used $16 million of the net proceeds to increase Peoples Bank's capital position. Peoples intends to use the remaining net proceeds for general corporate purposes, which may include the repayment of outstanding indebtedness, mergers and acquisitions or other strategic investments.

     o In December 2002, Peoples initiated an investment growth strategy to offset the dilutive impact of the Common Stock Offering; thereby leveraging Peoples' increased capital levels ("Investment Growth Strategy"). As a result of this Investment Growth Strategy, total earning assets, particularly mortgage-backed investment securities, increased by $260 million in January 2003 compared to the year-end 2002 balance. Peoples funded the investment purchases with $187 million of wholesale market repurchase agreements at an average cost of 2.92%, $58 million of FHLB advances at an average cost of 2.15% and $15 million from the Common Stock Offering. In March 2003, Peoples purchased an additional $20 million of mortgage-backed investment securities as part of this strategy. This purchase was funded using an $18.6 million wholesale market repurchase agreement at a rate of 2.09%, with the remainder from available corporate funds.

The impact of these transactions, where significant, is discussed in the applicable sections of this management's discussion and analysis.


CRITICAL ACCOUNTING POLICIES
----------------------------
The accounting and reporting policies of Peoples conform to accounting principles generally accepted in the United States ("US GAAP") and to general practices within the financial services industry. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples' consolidated financial statements and management's discussion and analysis.

INCOME RECOGNITION
Peoples recognizes interest income by methods that conform to US GAAP that include general accounting practices within the financial services industry. In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, Peoples discontinues the accrual of interest. In addition, previously accrued interest deemed uncollectible that was recognized in income in the current year is reversed, while amounts recognized in income in the prior year are charged against the allowance for loan losses. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. A nonaccrual loan is restored to accrual status when it is brought current or has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer doubtful.

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized are based upon past loss experience, trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, credit cards, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. Consistent with the evaluation of allowances for homogenous loans, allowances relating to the Overdraft Privilege program are based upon management's monthly analysis of accounts in the program. This analysis considers factors that could affect future losses on existing accounts, including historical loss experience and length of overdraft.

There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses of $14.4 million at September 30, 2003, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. As a result of a slowdown in economic activity that could adversely affect cash flows for both commercial and individual borrowers, Peoples could experience increases in problem assets, delinquencies and losses on loans.

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

Management determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that Peoples has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to Peoples' liquidity needs, changes in market interest rates, and asset-liability management strategies, among other considerations. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses reported in stockholders' equity as a separate component of other comprehensive income, net of applicable deferred income taxes.

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

Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. Declines in the fair value of individual investment securities below their amortized cost that are deemed to be other-than-temporary are written down to current market value and included in earnings as realized losses. There were no investment securities identified by management to be other-than-temporarily impaired for the nine months ended September 30, 2003. If the financial markets experience deterioration and investments decline in fair value, charges to income could occur in future periods.

GOODWILL AND OTHER INTANGIBLE ASSETS
Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"), establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. In addition, Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS 147"), establishes standards for unidentifiable intangible assets acquired specifically in branch purchases that qualify as business combinations. At September 30, 2003, Peoples had $7.2 million of core deposit and trust relation intangible assets, subject to amortization, and $38.9 million of goodwill, not subject to periodic amortization.

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

Peoples has reviewed its goodwill assets and has concluded the recorded value of goodwill was not impaired as of September 30, 2003. There are many assumptions and estimates underlying the determination of impairment and using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude impairment indicators exist and Peoples' goodwill is impaired, which would result in Peoples' recording an impairment loss. Any resulting impairment loss could have a material, adverse impact on Peoples' financial condition and results of operations.

                              RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT
--------------------------------
For the three months ended September 30, 2003, net income totaled $5,940,000, up 24% from $4,796,000 a year ago and up 9% from $5,439,000 for the second quarter of 2003. Diluted earnings per share were $0.55 for the third quarter of 2003 versus $0.56 for the same period last year and $0.51 the second quarter of 2003. For the nine months ended September 30, 2003, net income totaled $16,394,000, representing a 15% increase over the $14,252,000 earned a year ago. Earnings per diluted share were $1.55 for the nine months ended September 30, 2003, versus $1.68 for the first nine months of 2002.

Peoples' increased net income is largely the result of additional net interest income attributable to a higher level of earning assets, as well as enhanced non-interest revenues. However, earnings per share growth continues to be challenged by significant volumes of assets repricing downward and additional common shares outstanding, including a full quarter's impact of the shares issued as part of the Kentucky Bancshares acquisition last quarter.

Net interest income was $14,670,000 in the third quarter of 2003, compared to $14,161,000 last quarter and $13,138,000 a year ago. Net interest margin was 3.72% in the third quarter of 2003 versus 3.64% and 4.42% for the second quarter of 2003 and third quarter of 2002, respectively. On a year-to-date basis through September 30, 2003, net interest income totaled $42,474,000 and net interest margin was 3.74% compared to $37,808,000 and 4.49% for the same period in 2002. The higher level of net interest income is primarily the result of an increase in earning assets although the sustained low interest rate environment throughout 2003 continues to compress net interest margin.

For the quarter ended September 30, 2003, non-interest income was $5,052,000, up 23% from $4,117,000 for 2002's third quarter and up 18% from $4,282,000 for the second quarter of 2003. On a year-to-date basis, non-interest income totaled $13,269,000 through September 30, 2003, compared to $11,701,000 a year ago. Peoples' increased non-interest income was primarily the result of higher deposit service charge income and mortgage banking revenues, while revenues from Peoples' e-banking services and fiduciary activities also contributed to the increase.

Non-interest expense was $10,584,000 in the third quarter of 2003, up 12% compared to $9,479,000 for the same period in 2002. On a year-to-date basis, non-interest expense totaled $30,329,000 through September 30, 2003, up 14% from $26,706,000 last year. Compared to the second quarter of 2003, non-interest expense was up $542,000. These increases are largely attributable to recent acquisitions, which produced additional operating expenses.


INTEREST INCOME AND EXPENSE
---------------------------
Peoples derives a majority of its interest income from loans and investment securities and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue. Management periodically adjusts the mix of assets and liabilities in an attempt to manage and improve net interest income. However, factors that influence market interest rates, such as interest rate changes by the Federal Reserve Open Market Committee and Peoples' competitors, may have a greater impact on net interest income than adjustments made by management. Consequently, a volatile rate environment or extended periods of unusually low or high interest rates can make it extremely difficult to manage net interest margin and income in the short term, much less anticipate and position the balance sheet for future changes.

In the third quarter of 2003, net interest income grew 12% to $14,670,000, from $13,138,000 for 2002's third quarter. Interest income totaled $23,550,000 for the quarter ended September 30, 2003, an increase of $1,867,000 (or 9%) compared to a year ago. Interest expense was up $335,000 (or 4%) compared to last year's third quarter, totaling $8,880,000 for the three months ended September 30, 2003. Compared to the second quarter of 2003, net interest income was up 4% in the third quarter of 2003. On a year-to-date basis through September 30, 2003, net interest income totaled $42,474,000 compared to $37,808,000 for the first nine months of 2002, an increase of $4,666,000 (or 12%). For the same period, total interest income grew 12% to $69,819,000, while interest expense was up 12% to $27,345,000. These increases are primarily the result of the Investment Growth Strategy, while acquisitions also contributed to these increases.

Peoples derives a portion of its interest income from loans to and investments issued by states and political subdivisions. Since these revenues generally are not subject to income taxes, management believes it is more meaningful to analyze net interest income on a fully-tax equivalent ("FTE") basis, which adjusts interest income by converting tax-exempt income to the pre-tax equivalent of taxable income using an effective tax rate of 35%. For the three months ended September 30, 2003, interest income was increased by $413,000 for the impact of the tax-equivalent adjustment, resulting in FTE net interest income of $15,083,000, up $1,506,000 (or 11%) from $13,577,000 for the same period in 2002, and up $506,000 (or 3%) from $14,577,000 for the second quarter of 2003. The FTE yield on Peoples' earning assets was 5.88% for quarter ended September 30, 2003, versus 5.96% and 7.18% for the second quarter of 2003 and third quarter of 2002, respectively, while the cost of interest-bearing liabilities was 2.45%, 2.65% and 3.10% for the same periods, respectively. On a year-to-date basis, FTE net interest income was $43,713,000 through September 30, 2003, compared to $39,007,000 for the first nine months of 2002, an increase of $4,706,000 (or 12%). For the nine months ended September 30, 2003, the FTE yield on earning assets was 6.07% and cost of interest-bearing liabilities was 2.66% versus 7.31% and 3.19%, respectively, for the same period last year.

Net interest margin, calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the mix and pricing of Peoples' earning assets and interest-bearing liabilities. In the third quarter of 2003, net interest margin was 3.72% versus 3.64% last quarter and 4.42% a year ago. For the nine months ended September 30, 2003, net interest margin was 3.74%, down from 4.49% for the first nine months of 2002. The lower net interest margin in 2003 is largely the result of high volumes of prepayments in both the loan and investment portfolios and subsequent reinvestment of those funds at significantly lower rates due to the current interest rate environment.

Earning assets averaged $1.63 billion in the third quarter of 2003, up $19.4 million (or 1%) compared to $1.61 billion last quarter, and up $398.2 million (or 32%) from $1.23 billion for the third quarter of 2002. Net loans accounted for the largest portion of earning assets, averaging $895.0 million for the three months ended September 30, 2003, compared to average net loans of $881.6 million and $851.1 million for the second quarter of 2003 and third quarter of 2002, respectively. Loans acquired in acquisitions accounted for a majority of the loan growth. Investment securities averaged $699.2 million for the third quarter of 2003 compared to $703.6 million for the prior quarter and $370.0 for 2002's third quarter, with the increase from last year largely attributable to the Investment Growth Strategy. The FTE yield on net loans was 7.08% for the quarter ended September 30, 2003, versus 7.14% for the second quarter of 2003 and 7.66% for the three months ended September 30, 2002, while the FTE yield on investments was 4.56%, 4.63% and 6.18% for the same periods, respectively. Declining yields on both loans and investment securities were a result of market interest rates remaining at very low levels.

On a year-to-date basis, average earning assets were $1.56 billion in 2003 compared to $1.16 million in 2002. Net loan balances increased $71.0 million (or 9%), averaging $871.6 million for the nine months ended September 30, 2003, versus $800.6 million a year ago. The FTE yield on loans through nine months of 2003 was 7.20%, down from 7.80% a year ago. For the nine months ended September 30, 2003, average investment securities totaled $670.6 million versus $355.0 million for the first nine months of 2002, while the FTE yield on investments was 4.76% and 6.28% for the same periods, respectively. The Investment Growth Strategy implemented during the first quarter of 2003 accounted for virtually all of the increase in average balance and much of the decline in yield, due to the low interest rate environment. In addition, the high rate of prepayments on mortgage-backed securities through 2003 has caused Peoples to reinvest those funds in instruments with substantially lower yields.

In the third quarter of 2003, Peoples' average interest-bearing liabilities totaled $1.43 billion, up from $1.41 billion in the second quarter of 2003 and $1.09 billion a year ago. For the nine months ended September 30, 2003, average interest-bearing liabilities were $1.37 billion, up from $1.03 billion a year ago. Traditional deposits comprise the majority of Peoples' interest-bearing liabilities, averaging $934.1 million for the three months ended September 30, 2003, compared to $906.9 million and $831.8 million for the second quarter of 2003 and third quarter of 2002, respectively. Through nine months of 2003, traditional deposits averaged $895.1 million compared to $771.3 million last year, an increase of $123.8 million (or 16%). These increases were due largely to deposits acquired as part of acquisitions. In the third quarter of 2003, the cost of funds from interest-bearing deposits was 1.88%, down from 2.17% in the prior quarter and 2.74% in third quarter of 2002. The cost of funds from interest-bearing deposits was 2.17% for the first nine months of 2003, down 68 basis points from 2.85% for the same period in 2002. The lower rates paid on interest-bearing deposit accounts were a result of market rates remaining at low levels. However, management continues to price Peoples' longer-term certificates of deposit competitively as part of a strategy to shift to longer-term funding.

Peoples also utilizes a variety of borrowings as complementary funding sources to traditional deposits. Total borrowed funds averaged $499.3 million for the three months ended September 30, 2003, down from $499.9 million in the second quarter of 2003 and up from $260.3 million a year ago. The majority of the increase from last year was attributable to borrowed funds used in the Investment Growth Strategy. The interest cost of Peoples' borrowed funds was 3.51% in third quarter of 2003, down from 3.53% last quarter and 4.26% for the same period in 2002. For the nine months ended September 30, 2003, borrowed funds averaged $476.4 million compared to $254.5 million for the first nine months of 2002, while the average cost was 3.57% and 4.23% for the same periods, respectively.

Peoples' main sources of borrowed funds are short- and long-term advances from the FHLB. Short-term FHLB advances are primarily variable rate, LIBOR based advances that are used to balance Peoples' daily liquidity needs and may be repaid at any time without a penalty. The long-term FHLB advances consist largely of 10-year borrowings requiring monthly interest payments, with principal due at maturity. The rate on these advances are fixed for initial periods ranging from two to four years, depending on the specific advance. After the initial fixed rate period, the FHLB has the option to convert each advance to a LIBOR based, variable rate advance; however, Peoples may repay the advance, without a penalty, if the FHLB exercises its option. A portion of the long-term FHLB advances are fixed rate advances that require monthly principal and interest payments and may not be repaid prior to maturity without a penalty.

Short-term FHLB borrowings averaged $24.3 million for the quarter ended September 30, 2003, compared to $5.3 million a year ago, with an average cost of 1.56% and 1.90% for the same periods, respectively. The increased balance was attributable to short-term advances used in the Investment Growth Strategy. Average long-term FHLB borrowings were up $20.2 million (or 10%) compared to the third quarter of 2002, totaling $221.6 million for the three months ended September 30, 2003, while the average cost dropped to 4.62% from 4.81%. The increase in long-term FHLB advances was mainly due to management's efforts to secure longer-term funding during this period of low rates. Management intends to continue using a variety of FHLB borrowings to fund asset growth and manage interest rate sensitivity, as deemed appropriate. For the nine months ended September 30, 2002, short-term FHLB borrowings averaged $21.1 million versus $16.9 million a year ago, while the average cost was 1.55% and 1.82% for the same periods, respectively. Average long-term FHLB borrowings were $222.9 million through nine months of 2003, at an average cost of 4.65%, versus $196.7 million and average cost of 4.84% a year ago.

In addition to FHLB borrowings, Peoples also accesses national market repurchase agreements to diversify funding sources. Typically, these repurchase agreements are for terms of 90 days or less. However, Peoples utilized repurchase agreements with terms ranging from 2 to 5 years as part of the Investment Growth Strategy in an effort to match the term of the funding sources with the initial estimated life of the investments. In the third quarter of 2003, wholesale market term repurchase agreements averaged $216.3 million at an average cost of 2.91%, up from $9.1 million and an average cost of 3.65% a year ago, due mainly to the Investment Growth Strategy. On a year-to-date basis through September 30, 2003, wholesale market repurchase agreements averaged $194.6 million, at an average cost of 2.92%, compared to $8.2 million and an average cost of 3.65% a year ago.

Peoples offers cash management services to its business customers, which also provide short-term funding in the form of overnight repurchase agreements. For the three months ended September 30, 2003, overnight repurchase agreements, excluding balances of wholesale market term repurchase agreements, averaged $20.2 million, down from $26.1 million a year ago. The average rate paid on overnight repurchase agreements was 0.90% in third quarter of 2003, compared to 1.28% in the third quarter of 2002. Average overnight repurchase agreements totaled $20.8 for the nine months ended September 30, 2003, compared to $24.3 million a year ago, while the average cost dropped 51 basis points to 0.88%.

As is the case with most financial institutions, Peoples continues to experience net interest margin compression due to interest rates remaining at historically low levels. Significant volumes of assets continue to reprice downward with limited flexibility for a corresponding decrease in rates paid on interest-bearing liabilities. In addition, generally weak economic conditions and other factors are impacting loan growth. While these conditions challenge Peoples' ability to enhance net interest income and margin in the short-term, current asset-liability simulations indicate a sustained increase in interest rates could cause net interest income to increase modestly based on Peoples' interest rate risk position at September 30, 2003. Even though management continues to focus on minimizing the impact of future rate changes on earnings, Peoples' net interest margin and income remain difficult to predict, and to manage, since changes in market interest rates remain uncertain.


PROVISION FOR LOAN LOSSES
-------------------------
In the third quarter of 2003, Peoples' provision for loan losses was $920,000, down from $935,000 in the prior quarter and down 22% from $1,182,000 a year ago, which included provisions related to the Overdraft Privilege program of $260,000, $185,000 and $283,000 for the same periods, respectively. The lower provisions are largely the result of the overall improvement in Peoples' asset quality since December 31, 2002. On a year-to-date basis through September 30, 2003, the provision for loan losses was $2,686,000 versus $3,023,000 in 2002, of which $526,000 and $673,000, respectively, related to the Overdraft Privilege program.

When expressed as a percentage of average loans, the provision was 0.10% in both the second and third quarters of 2003 and 0.14% in the third quarter of 2002. For the nine months ended September 30, the provision was 0.30% of average loans in 2003 versus 0.37% in 2002. Management believes the provisions were appropriate for the overall quality, inherent risk and volume concentrations of Peoples' loan portfolio.


NON-INTEREST INCOME
-------------------
Peoples generates non-interest income from six primary sources: deposit account service charges, fiduciary activities, investment and insurance commissions, electronic banking, mortgage banking and business owned life insurance ("BOLI"). For the quarter ended September 30, 2003, non-interest income was $5,052,000, up $935,000 (or 23%) from $4,117,000 for the same period last year. On a year-to-date basis, non-interest income totaled $13,269,000 through September 30, 2003, compared to $11,701,000 last year, an increase of $1,568,000 (or 13%).
Compared to the second quarter of 2003, non-interest income grew $770,000 (or 18%) in the third quarter of 2003. Peoples' enhanced non-interest income was primarily the result of higher deposit service charge income and mortgage banking revenues, with e-banking services and fiduciary activities also contributing to the increase.

Peoples' largest source of non-interest revenue remains service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided. In the third quarter of 2003, deposit account service charges totaled $2,196,000, up $238,000 (or 12%) from $1,958,000 in
2002's third quarter and up $144,000 (or 7%) from $2,052,000 in the second quarter of 2003. These increases were the result of higher volumes of overdraft and non-sufficient funds fees, due in part to an increased number of checking accounts from acquisitions. Overdraft and non-sufficient funds fees were up $182,000 (or 14%) and $74,000 (or 23%), respectively, in the third quarter of 2003 compared to last year. For the nine months ended September 30, 2003, deposit account service charges totaled $5,973,000 versus $4,999,000 for the same period last year, an increase of $974,000 (or 19%), as overdraft and non-sufficient funds fees grew $686,000 (or 22%) and $275,000 (or 36%), respectively.

Peoples' fiduciary revenues improved $516,000 (or 82%) in the third quarter of 2003, totaling $1,142,000 versus $626,000 a year ago. Compared to the second quarter of 2003, fiduciary fees increased 33%, from $858,000. On a year-to-date basis, fiduciary fees were $2,586,000 through September 30, 2003, up $704,000 (or 37%) compared to $1,882,000 last year. These increases are largely attributable to a one-time fee of $341,000 charged in the third quarter due to a large special dividend received by several trust customers, as well as an increase in trust assets under management due to the Kentucky Bancshares acquisition. However, the sluggish equity markets, upon which a significant portion of fiduciary fees is based, will continue to challenge Peoples' fiduciary revenues.

Peoples offers various electronic banking ("e-banking") services, including ATM and debit cards, direct deposit services and Internet banking, as alternative delivery channels to traditional sales offices for providing services to clients. Peoples' electronic banking services generated revenues of $534,000 for the quarter ended September 30, 2003, up $70,000 (or 15%) from $464,000 a year ago. For the nine months ended September 30, 2003, e-banking revenues totaled $1,517,000, an increase of $271,000 (or 22%) compared to $1,246,000 in 2002.
These increased revenues were the result of customers using Peoples' debit cards to complete more of their payment transactions. In the third quarter of 2003, Peoples' customers used their debit cards to complete over $15 million of transactions, up from $11 million in 2002's third quarter, while on a year-to-date basis, debit card transactions exceeded $40 million in 2003 versus $30 million a year ago. Compared to the second quarter of 2003, e-banking revenues were up only $5,000 (or 1%) from $529,000, due to the expected reduction in fees earned on certain debit card transactions effective August 1, 2003, as a result of the recent VISA and MasterCard litigation settlement.

Late in the third quarter of 2002, Peoples began selling long-term, fixed rate real estate loans into the secondary market. Peoples has expanded its mortgage banking activities throughout 2003, which have provided a boost to non-interest revenues. For the three months ended September 30, 2003, mortgage banking produced revenues of $400,000 compared to $337,000 last quarter and $22,000 a year ago. On a year-to-date basis, mortgage banking income was $967,000 in 2003 versus $22,000 in 2002. Prior to the third quarter of 2002, Peoples primarily originated one- to five-year adjustable rate, fully amortizing real estate loans rather than long-term, fixed rate loans due to the associated interest rate risk. Further information regarding Peoples' mortgage banking activities can be found later in this discussion under "Loans".

Insurance and investment commissions totaled $338,000 in the third quarter of 2003, down $194,000 (or 36%) compared to $532,000 a year ago. For the nine months ended September 30, 2003, insurance and investment commissions were $1,100,000 versus $1,518,000 for the same period in 2002, a decline of $418,000 (or 28%). The lower level of insurance and investment income is largely attributable to lower volumes of fixed annuity sales and related commission income. In addition, decreased consumer lending opportunities in 2003 continue to impact Peoples' credit life and accident and health ("A&H") insurance commissions. Compared to the second quarter of 2003, insurance and investment commissions were up $18,000 (or 6%) in the third quarter, from $320,000. The following table details Peoples' insurance and investment commissions for the periods indicated:




                                        Three Months Ended              Nine Months Ended
                                           September 30,                  September 30,
(Dollars in thousands)                        2003            2002             2003           2002
Property and casualty insurance         $      115      $       84       $      318      $     262
Fixed annuities                                 96             311              390            813
Brokerage                                       71              46              165            174
Credit life and A&H insurance                   37              46              107            141
Life and health insurance                       19              45              120            128
---------------------------------------------------------------------------------------------------
Total                                   $      338      $      532       $    1,100      $   1,518
---------------------------------------------------------------------------------------------------

Peoples' BOLI investment enhances operating efficiency by offsetting rising employee benefit costs. In the third quarter of 2003, BOLI income totaled $342,000 versus $353,000 last quarter and $384,000 a year ago. For the nine months ended September 30, 2003, BOLI produced income of $1,060,00 compared to $1,085,000 for the same period in 2002.


NON-INTEREST EXPENSE
--------------------
In the third quarter of 2003, non-interest expense totaled $10,584,000, up $1,105,000 (or 12%) from $9,479,000 a year ago. On a year-to-date basis non-interest expense totaled $30,329,000 through September 30, 2003, up $3,623,000 (or 14%) from $26,706,000 last year. Compared to the second quarter of 2003, non-interest expense was up $542,000 (or 5%). Recent acquisitions and strategic investments in technology have resulted in additional operating expenses in 2003.

Salaries and benefits remain Peoples' largest non-interest expense, which is inherent in a service-based industry such as financial services. For the quarter ended September 30, 2003, salaries and benefits totaled $5,031,000 compared to $4,771,000 the prior year and $4,827,000 for the second quarter of 2003, increases of $260,000 (or 5%) and $204,000 (or 4%), respectively. For the nine months ended September 30, 2003, salaries and benefits grew $981,000 (or 7%) to $14,582,000, from $13,601,000 for the first nine months of 2002. The majority of the increases were due to the addition of new associates in conjunction with acquisitions. At September 30, 2003, Peoples had 498 full-time equivalent associates, up from 486 at June 30, 2003 and 458 a year ago. Management will continue to leverage Peoples' resources in an effort to optimize customer service and produce additional future revenue streams.

Recent investments in technology and acquisitions have produced additional net occupancy and equipment expenses, in particular depreciation expense. In the third quarter of 2003, net occupancy and equipment expenses increased $139,000 (or 14%), totaling $1,127,000 versus $988,000 last year. For the nine months ended September 30, 2003, net occupancy and equipment expenses totaled $3,333,000, up $479,000 (or 17%) from $2,854,000 a year ago. The continued
investment in technology has enhanced Peoples' ability to serve clients and satisfy their financial needs, while acquisitions have allowed Peoples to expand its customer base. Compared to the second quarter of 2003, net occupancy and equipment expense was virtually unchanged.

Professional fees, which include fees for accounting, legal and other professional services, totaled $436,000 in the third quarter of 2003, down $97,000 (or 18%) compared to $533,000 a year ago, due primarily to a reduction in the consulting fees Peoples paid for the implementation of the Overdraft Privilege program. These fees, which are based on the net improvement in overdraft fees, were $123,000 in the third quarter of 2003 versus $180,000 in the third quarter of 2002, as the consulting fee percentage was reduced beginning in March 2003. Through nine months of 2003, professional fees were $1,377,000 compared to $1,416,000 for the same period in 2002, a decrease of $39,000 (or 3%). Compared to the second quarter of 2003, professional fees were down $63,000 (or 13%). This decline is due primarily to Peoples incurring a $30,000 filing fee in the second quarter in conjunction with the amendment of Peoples Bancorp's Articles of Incorporation for the increase in the number of authorized common shares.

For the three months ended September 30, 2003, marketing expense was $200,000 compared to $242,000 for the same period in 2002, a decrease of $42,000 (or 17%). Compared to the second quarter of 2003, marketing expense declined $179,000 (or 47%), from $379,000. The lower level of marketing expense reflects Peoples advertising of various new products and services, including Freedom Checking and enhanced Internet billpay capabilities, in prior periods. On a year-to-date basis, marketing expense was $855,000 through September 30, 2003, versus $778,000, an increase of $77,000 (or 10%). While the recent marketing initiatives caused an increase in expenses, particularly in the first half of 2003, management believes they have allowed Peoples to attract many new clients and, as a result, improve revenues and overall market awareness of Peoples' brand.

In the third quarter of 2003, intangible amortization expense was $551,000 compared to $208,000 last year's third quarter and $271,000 for the second quarter of 2003. For the nine months ended September 30, 2003, intangible amortization was $1,023,000 versus $431,000 in 2002. The Kentucky Bancshares acquisition accounted for the majority of these increases, along with other recent acquisitions. Intangible amortization expense for the three and nine months ended September 30, 2002, also reflects the adoption of SFAS 147 and restatement of goodwill relating to qualifying branch acquisitions.

State franchise taxes totaled $284,000 in the third quarter of 2003, up $111,000 (or 64%) from $173,000 a year ago, and up $12,000 (or 4%) from $272,000 for the prior quarter. On a year-to-date basis, franchise taxes increased $280,000 (or 53%) in 2003, totaling $813,000 versus $533,000 in 2002. These increases were a result of additional equity at Peoples Bank, the primary basis for these taxes.

Management uses the non-interest income leverage ratio as a measurement of non-interest expense leverage. The ratio, defined as non-interest income as a percentage of operating expenses, excludes gains and losses on securities transactions and asset disposals, as well as intangible asset amortization. For the nine months ended September 30, 2003, the non-interest income leverage ratio was 46.1% compared to 41.7% a year ago. In the third quarter of 2003, the non-interest income leverage ratio improved to 50.2% from 46.5% for the prior quarter and 43.9% for 2002's third quarter.


RETURN ON EQUITY
----------------
In the third quarter of 2003, Peoples' return on equity ("ROE") was 13.85% versus 12.92% last quarter and 17.80% a year ago. On a year-to-date basis, ROE was 13.26% in 2003, down from 18.63% for the first nine months of 2002. The lower ROE is primarily the result of higher average equity generated by the Common Stock Offering, the Kentucky Bancshares acquisition and increased earnings. While ROE remains a key part of the evaluation of Peoples' long-term performance, management believes earnings per share ("EPS") serves as a more meaningful measurement of short-term performance due to the impact of changing market valuations in the investment portfolio.


RETURN ON ASSETS
----------------
Return on assets ("ROA") was 1.34% for the quarter ended September 30, 2003, compared to 1.25% and 1.43% for the second quarter of 2003 and third quarter of 2002, respectively. Through nine months of 2003, ROA was 1.29% versus 1.50% for the same period in 2002. The reduction in ROA is primarily due to the increase in total average assets resulting from the Investment Growth Strategy. In recent years, Peoples' primary focus has shifted to EPS enhancement and ROE while reducing the emphasis on ROA as a key performance indicator. However, management continues to monitor ROA and considers it a measurement of Peoples' asset utilization.


INCOME TAX EXPENSE
------------------
Peoples' effective tax rate was 27.9% for the nine months ended September 30, 2003 and 2002. Peoples continues to make tax-advantaged investments in order to manage its effective tax rate and overall tax burden. At September 30, 2003, the amount of tax-advantaged investments included in Other Assets totaled $29.8 million compared to $27.3 million at September 30, 2002. Peoples' increased earnings largely offset the additional benefits derived from the increase in tax-advantaged investments. Depending on economic and regulatory conditions, Peoples may make additional investments in various tax credit pools and other tax-advantaged assets.


                               FINANCIAL CONDITION

OVERVIEW OF BALANCE SHEET
-------------------------
At September 30, 2003, total assets were $1.77 billion compared to $1.39 billion at year-end 2002, an increase of $377.7 million (or 27%). During the third quarter of 2003, total assets declined $88.1 million (or 5%), due to a lower level of cash and cash equivalents, which is explained in more detail later in this discussion under "Cash and Cash Equivalents". The Investment Growth Strategy contributed to the increase in assets since the prior year-end, as investment securities totaled $719.8 million at September 30, 2003, up $307.7 million (or 75%) since December 31, 2002. Gross loans were $921.4 million September 30, 2003, up $70.5 million (or 8%) since December 31, 2002, largely attributable to the Kentucky Bancshares acquisition.

Total liabilities were $1.57 billion at September 30, 2003, compared to $1.22 billion at year-end 2002, an increase of $350.2 million (or 29%). At September 30, 2003, deposits totaled $1.06 billion versus $955.9 million at year-end, an increase of $100.5 million (or 11%). This increase was primarily the result of deposits acquired in the Kentucky Bancshares acquisition. Borrowed funds totaled $501.4 million at September 30, 2003, up from $252.0 million at December 31, 2002 due to additional borrowings which funded the Investment Growth Strategy. Stockholders' equity totaled $174.6 million at September 30, 2003, versus $147.2 million at December 31, 2002, an increase of $27.4 million (or 19%). The majority of this increase is due to common shares issued in conjunction with the Kentucky Bancshares acquisition and Common Stock Offering, which increased equity by $19.1 million, while Peoples' earnings, net of dividends paid, was also a significant contributor.


CASH AND CASH EQUIVALENTS
-------------------------
Peoples considers cash and cash equivalents to consist of Federal funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid. The amount of cash and cash equivalents fluctuates on a daily basis due to client activity and Peoples' liquidity needs. At September 30, 2003, cash and cash equivalents totaled $29.8 million, down $25.7 million (or 46%) compared to $55.6 million at December 31, 2002, and down $125.4 million (or 81%) compared to $155.2 million at June 30, 2003. These declines were primarily attributable to a lower level of Federal funds sold, while a reduction in the amount of cash and balances due from banks was also contributing factor.

At September 30, 2003, Peoples had no Federal funds sold compared to $20.5 million at December 31, 2002 and $93.5 million at June 30, 2003. The decrease from the prior quarter end was largely the result of Peoples holding $60 million of funds at June 30, 2003, relating to the liquidation of a trust relationship associated with the Kentucky Bancshares acquisition. These funds were transferred to another fiduciary by the customer on July 1, 2003, causing cash and cash equivalents to return to normal levels. The remaining reduction in Federal funds sold was due to client activity and Peoples' liquidity needs.

Cash and balances due from banks comprised nearly all of Peoples cash and cash equivalents at September 30, 2003, totaling $29.1 million. During the third quarter, the amount of cash and balances due from banks dropped $16.9 million (or 37%). Compared to the prior year-end, cash and balances due from banks were down $4.9 million (or 15%). These declines were the result of fewer items in the process of collection at September 30, 2003.

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


INVESTMENT SECURITIES
---------------------
At September 30, 2003, the amortized cost of Peoples' investment securities totaled $712.3 million compared to $402.0 million at year-end 2002, while the market value of the investment portfolio was $719.8 million at September 30, 2003, up from $412.1 million at December 31, 2002. These increases were primarily the result of the Investment Growth Strategy initiated in December 2002 and implemented in the first quarter of 2003.

The difference in amortized cost and market value at September 30, 2003, resulted in unrealized appreciation in the investment portfolio of $7.5 million and a corresponding increase in Peoples' equity of $4.8 million, net of deferred taxes. In comparison, the difference in amortized cost and market value at December 31, 2002, resulted in unrealized appreciation of $10.1 million and an increase in equity of $6.4 million, net of deferred taxes.

Since December 31, 2002, Peoples' investment in US treasury securities and obligations of US government agencies and corporations, excluding mortgage-backed securities, has grown $41.4 million (or 145%). This increase is the result of management reallocating a portion of the runoff from the investment portfolio into US agency securities to maintain diversity within the portfolio, as well as Peoples acquiring approximately $21 million of US agency securities in the Kentucky Bancshares acquisition. Peoples' investment in mortgage-backed securities has grown significantly compared to year-end 2002 due to the Investment Growth Strategy.

Late in the second quarter of 2003, management initiated a plan to improve the performance of Peoples' investment securities portfolio in response to the high rate of prepayments on mortgage-backed securities and the corresponding downward pressure on yields due to accelerated amortization of bond premiums. As part of this plan, Peoples sold lower yielding mortgage-backed securities, due to increased prepayment speeds, in late June and early July and reinvested the proceeds into higher yielding instruments. Due largely to the timing of those sales and subsequent reinvestments, investment securities were up $30.1 million (or 4%) at September 30, 2003, from $689.7 million at June 30, 2003. Management expects this repositioning to improve both the yields and the timing of cash flows from the investment portfolio.

The following table details Peoples' investment portfolio, at estimated fair value:


(Dollars in thousands)                            September 30,      June 30,       December 31,    September 30,
                                                       2003            2003             2003           2002
US Treasury securities and obligations of
     US government agencies and corporations     $     70,043     $     66,714       $     28,647     $  24,973
Obligations of states and political subdivisions       67,316           68,841             67,806        69,243
Mortgage-backed securities                            520,930          493,556            259,811       232,438
Other securities                                       61,464           60,569             55,836        53,946
---------------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $    719,753     $    689,680       $    412,100     $ 380,600
===============================================================================================================

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


LOANS
-----
Peoples Bank originates various types of loans, including commercial, financial and agricultural loans ("commercial loans"), real estate loans and consumer loans, focusing primarily on lending opportunities in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets. At September 30, 2003, gross loans totaled $921.4 million, up $70.5 million since year-end 2002 and up $4.8 million since June 30, 2003. While the increase from the prior year-end was primarily attributable to loans acquired in the Kentucky Bancshares acquisition, Peoples has also experienced internally generated commercial loan growth throughout 2003, which partially offset declines in real estate and consumer loan balances. The following table details total outstanding loans:


(Dollars in thousands)                       September 30,         June 30,    December 31,    September 30,
                                                 2003                2003           2003           2002
Commercial, financial, and agricultural     $     496,975   $     475,600    $     392,528   $    386,413
Real estate, construction                          17,714          10,339           16,231         20,348
Real estate, mortgage                             314,303         329,708          331,948        341,131
Consumer                                           86,108          94,549          103,635        113,533
Credit cards                                        6,302           6,407            6,549          6,202
----------------------------------------------------------------------------------------------------------
     Total loans                            $     921,402   $     916,603    $     850,891   $    867,627
==========================================================================================================


Commercial loan balances, including loans secured by commercial real estate, totaled $497.0 million at September 30, 2003, up $104.4 million (or 27%) from $392.5 million at year-end 2002. While a significant portion of the increase in commercial loans is attributable to acquiring $49 million of loans in the Kentucky Bancshares acquisition, Peoples also experienced internally generated growth from lending opportunities within Peoples' existing markets. During the third quarter of 2003, commercial loans grew $21.4 million (or 4%), from $475.6 million at June 30, 2003. Commercial loans continued to represent the largest portion of Peoples' total loan portfolio, comprising 53.9% and 46.1% of total loans at September 30, 2003 and December 31, 2002, respectively. The portion of commercial loan balances secured by commercial real estate, excluding construction loans, was $357.3 million at September 30, 2003, up from $289.6 million at December 31, 2002. Future commercial lending activities will be dependent on economic and related conditions, such as general demand for loans in Peoples' primary markets, interest rates offered by Peoples and normal underwriting requirements. In addition to in-market opportunities, Peoples will continue to lend selectively to creditworthy customers outside its primary markets.


While commercial loans comprise the largest portion of Peoples' loan portfolio, generating residential real estate loans remains a major focus of Peoples' lending efforts, whether the loans are ultimately sold into the secondary market or retained on Peoples' balance sheet, which provides opportunities to sell additional products and services to these consumers. At September 30, 2003, real estate loans, which include construction loans but exclude loans secured by commercial real estate, totaled $332.0 million compared to $348.2 million at December 31, 2002, a decrease of $16.2 million (or 5%). This decline is due mainly to Peoples' increased secondary market activity, which was partially offset by Peoples acquiring $21 million of real estate loans in the Kentucky Bancshares acquisition. Real estate loans comprised 36.0% of Peoples' total loan portfolio at September 30, 2003, versus 40.9% at year-end 2002. Included in real estate loans are home equity credit line balances of $29.1 million at September 30, 2003, up from $28.5 million at December 31, 2002 but unchanged from June 30, 2003.

Throughout 2003, real estate loan balances have declined in response to customer demand for long-term, fixed-rate mortgages, which are sold in the secondary market with servicing rights retained. In the third quarter of 2003, Peoples originated and sold 248 long-term, fixed rate mortgage loans, with total loan amounts of $20 million, compared to 212 loans, with total loan amounts of $19 million, in the second quarter of 2003 and 99 loans, with total loan amounts of $10 million, in the first quarter of 2003. At September 30, 2003, Peoples was servicing $63 million of real estate loans sold into the secondary market. In addition, Peoples had $6.7 million of fixed-rate real estate loans that could be sold into the secondary market. Management anticipates Peoples' selling these loans during the fourth quarter.

Excluding credit card balances, consumer loans decreased $17.5 million (or 17%) since year-end 2002, totaling $86.1 million at September 30, 2003. As part of the Kentucky Bancshares acquisition, Peoples acquired consumer loan balances of $4.7 million, which partially offset the decline of $22.2 million (or 21%) in loan balances since December 31, 2002. The indirect lending area represented a significant portion of Peoples' consumer loans, with balances of $42.2 million and $56.2 million at September 30, 2003 and December 31, 2002, respectively. Sluggish economic conditions and strong competition for loans, particularly automobile loans, have challenged the performance and growth of Peoples' consumer loan portfolio, Even so, management remains committed to sound lending practices and continues to emphasize appropriate discipline in loan pricing and loan underwriting practices more than loan growth.

At September 30, 2003, Peoples' credit card balances totaled $6.3 million, down slightly since December 31, 2002. Peoples' ability to grow credit card balances is impacted by fierce competition for customers. Since management does not intend to subject Peoples to additional and/or unnecessary risk merely for such growth, Peoples continues to market its credit card as a complementary product offering for client relationships.


LOAN CONCENTRATION
------------------
Peoples' largest concentration of commercial loans are credits to lodging and lodging-related companies, which comprised approximately 12.5% of Peoples' outstanding commercial loans at quarter-end, compared to 11.2% at December 31, 2002. Loans to assisted living facilities and nursing homes also represented a significant portion of Peoples' commercial loans, comprising 11.5% of Peoples' outstanding commercial loans at September 30, 2003, versus 13.4% at year-end 2002.

These lending opportunities have arisen due to the growth of these industries in markets served by Peoples or contiguous areas, as well as sales associates' efforts to develop these lending relationships. Management believes Peoples' loans to lodging and lodging-related companies, as well as loans to assisted living facilities and nursing homes, do not pose abnormal risk when compared to risk assumed in other types of lending since these credits have been subjected to Peoples' normal underwriting standards, which includes an evaluation of the market expertise and experience of the borrowers and principals in these business relationships. In addition, a sizeable portion of the loans to lodging and lodging-related companies are spread over various geographic areas and are guaranteed by principals with substantial net worth.


ALLOWANCE FOR LOAN LOSSES
-------------------------
Peoples' allowance for loan losses totaled $14.4 million, or 1.57% of total loans, at September 30, 2003, compared to $13.1 million, or 1.54%, at year-end 2002. Nearly half of the increase in the allowance was the result of the allowance for loan losses acquired in the Kentucky Bancshares acquisition. The following table presents changes in Peoples' allowance for loan losses:


                                              Three Months Ended              Nine Months Ended
                                                September 30,                   September 30,
(Dollars in thousands)                         2003           2002            2003           2002
Balance, beginning of period             $      14,151   $     12,423    $     13,086   $     12,357
chargeoffs                                        (935)        (1,223)         (2,675)        (3,323)
Recoveries                                         287            199             753            524
-----------------------------------------------------------------------------------------------------
     Net chargeoffs                               (648)        (1,024)         (1,922)        (2,799)
Provision for loan losses                          920          1,182           2,686          3,023
Allowance for loan losses acquired                   -            305             573            305
-----------------------------------------------------------------------------------------------------
          Balance, end of period         $      14,423   $     12,886    $     14,423   $     12,886
=====================================================================================================


The allowance is allocated among the loan categories based upon the consistent, quarterly procedural discipline described in the "Critical Accounting Policies" section of this discussion. However, the entire allowance for loan losses is available to absorb future loan losses in any loan category. The following details the allocation of the allowance for loan losses:


(Dollars in thousands)                           September 30,     December 31,      September 30,
                                                      2003             2002              2002
Commercial                                       $       10,942    $        8,846   $         8,387
Consumer                                                  1,708             2,075             2,292
Real estate                                               1,306             1,617             1,629
Credit cards                                                223               342               379
Overdrafts                                                  244               206               199
----------------------------------------------------------------------------------------------------
     Total allowance for loan losses             $       14,423    $       13,086   $        12,886
====================================================================================================

The allowance allocated to commercial loans has increased in recent periods, reflecting the higher credit risk associated with this type of lending and continued growth in this portfolio. The allowance allocated to the real estate and consumer loan portfolios is based upon Peoples' allowance methodology for homogeneous pools of loans, which includes a consideration of changes in total balances in those portfolios.

In the third quarter of 2003, net loan chargeoffs were $648,000, a 37% decline from $1,024,000 a year ago, which is attributable to fewer troubled commercial loans. Consumer loans, including overdrafts, comprise the largest portion of net chargeoffs, totaling $370,000 and $474,000 for the three months ended September 30, 2003 and 2002, respectively. Commercial loan net chargeoffs were $39,000 for the third quarter of 2003, down from $374,000 for 2002's third quarter, while real estate net chargeoffs totaled $176,000 and $123,000 for the same periods, respectively. For the nine months ended September 30, 2003, net chargeoffs were $1.9 million versus $2.8 million a year ago. This decrease is largely the result of Peoples charging down a group of loans in single client relationship totaling $1.0 million in the first half of 2002. The following table details Peoples' net chargeoffs:


                                              Three Months Ended              Nine months Ended
                                                September 30,                   September 30,
(Dollars in thousands)                         2003           2002            2003           2002
Overdrafts                                $        222   $        258    $        488   $        509
Consumer                                           148            216             538            451
Real estate                                        176            123             312            198
Credit card                                         63             53             149            129
Commercial                                          39            374             435          1,512
-----------------------------------------------------------------------------------------------------
Total                                     $        648   $      1,024    $      1,922   $      2,799
-----------------------------------------------------------------------------------------------------
   As a percent of average loans                 0.07%          0.12%           0.22%          0.34%
=====================================================================================================



Asset quality remains a key focus, as management continues to stress quality rather than growth. Since December 31, 2002, Peoples' asset quality ratios have improved due to the combination of a lower level of nonperforming loans and an increase in assets. The following table details Peoples' nonperforming assets:


(Dollars in thousands)                              September 30,        June 30,        December 31,      September 30,
                                                        2003               2003              2002              2002
Loans 90+ days past due and accruing               $           874   $           569    $           407   $           635
Renegotiated loans                                             684               685              2,439             2,439
Nonaccrual loans                                             4,105             4,389              4,617             4,455
--------------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                               5,663             5,643              7,463             7,529
Other real estate owned                                      1,279               960                148               124
--------------------------------------------------------------------------------------------------------------------------
       Total nonperforming assets                  $         6,942   $         6,603    $         7,611   $         7,653
==========================================================================================================================
Nonperforming loans as a percent of total loans              0.61%             0.62%              0.88%             0.87%
==========================================================================================================================
Nonperforming assets as a percent of total assets            0.39%             0.35%              0.55%             0.56%
==========================================================================================================================


In 2003, the balance of nonperforming loans is down due to a large commercial loan, which comprised the entire amount of renegotiated loans at December 31, 2002, moving to performing status. In addition, two commercial loans on nonaccrual status moved into other real estate owned ("OREO") in 2003, which also accounted for the majority of the increase in OREO. Nonperforming assets comprise a smaller percentage of total assets at September 30, 2003, as a result of an increase in assets largely attributable to the completion of the Investment Growth Strategy and the Kentucky Bancshares acquisition. While the increase in nonperforming loans in the third quarter of 2003 was due mainly to loans acquired in the Kentucky Bancshares acquisition, Peoples has recorded valuation reserves to absorb any probable losses from these acquired loans.

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

At September 30, 2003, the recorded investment in loans that were considered to be impaired was $15.2 million, of which $13.4 million were accruing interest, and $1.8 million were nonaccrual loans. Included in this amount were $4.3 million of impaired loans for which the related allowance for loan losses was $2.1 million. The remaining impaired loan balances do not have a related allocation of the allowance for loan losses because the loans have been previously written-down, are well secured, or possess characteristics indicative of the ability to repay the loan. For the nine months ended September 30, 2003, Peoples' average recorded investment in impaired loans was approximately $12.1 million and interest income of $681,000 was recognized on impaired loans during the period, representing 1.0% of Peoples' total interest income.


FUNDING SOURCES
---------------
Peoples considers a number of sources when evaluating funding needs, including but not limited to deposits, short-term borrowings, and long-term borrowings. Deposits, both interest-bearing and non-interest bearing, continue to be the most significant source of funds for Peoples, totaling $1.06 billion, or 68% of total funding sources, at September 30, 2003.

Non-interest bearing deposits serve as a core funding source. At September 30, 2003, non-interest bearing deposit balances totaled $133.0 million, up $17.1 million (or 15%) compared to the prior year-end, with the Kentucky Bancshares acquisition accounting for substantially all of the increase. Since the end of the second quarter of 2003, non-interest bearing deposit have declined $63.6 million (or 32%), from $196.6 million, due to Peoples holding $60 million of trust funds on June 30, 2003. These funds were part of a trust relationship acquired in the Kentucky Bancshares acquisition that was in the process of being transferred to a successor fiduciary at the direction of the client. On July 1, the trust funds were transferred to the new fiduciary causing non-interest bearing deposits to return to normal levels. Since this transaction caused a temporary increase in balances at June 30, 2003, management believes a comparison of average balances to be a more meaningful reflection of the trend in non-interest bearing deposits. In the third quarter of 2003, non-interest bearing deposits averaged $131.5 million versus $125.9 in the second quarter of 2003, an increase of $5.6 million (or 4%), and a reflection of management's commitment to grow core deposits through Freedom Checking campaigns.

Interest-bearing deposits totaled $923.4 million at September 30, 2003, an increase of $83.4 million (or 10%) compared to $840.0 million at December 31, 2002, all of which was attributable to the Kentucky Bancshares acquisition. In the third quarter, interest-bearing deposits declined $23.5 million (or 2%), from $946.8 million at June 30, 2003. The following details Peoples' interest-bearing deposits:


(Dollars in thousands)                    September 30,         June 30,       December 31, 2002   September 30,
                                              2003                2003                                  2002
Certificates of deposit                  $        468,997   $        479,068    $        422,715   $       417,321
Savings accounts                                  179,590            181,408             143,594           133,234
Interest-bearing transaction accounts             162,752            167,846             139,609           155,838
Money market deposit accounts                     112,013            118,521             134,052           136,350
-------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits     $        923,352   $        946,843    $        839,970   $       842,743
===================================================================================================================


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

At September 30, 2003, long-term borrowings totaled $454.6 million, up $250.8 million (or 123%) from $203.8 million at December 31, 2002, with this increase largely the result of the Investment Growth Strategy. In addition, Peoples converted a $17 million short-term loan utilized to fund an acquisition in 2002 to a long-term loan with the same unaffiliated financial institution. As a result, short-term borrowings decreased $1.3 million to $46.9 million, compared to $48.2 million at year-end 2002.

CAPITAL/STOCKHOLDERS' EQUITY
----------------------------
At September 30, 2003, stockholders' equity was $174.6 million, versus $147.2 million at December 31, 2002, an increase of $27.4 million (or 19%). The majority of this increase is due to common shares issued in conjunction with the Kentucky Bancshares acquisition and Peoples' earnings, net of dividends paid, which accounted for $14.3 million and $7.4 million of the increase, respectively.

For the nine months ended September 30, 2003, Peoples paid dividends of $4.9 million, representing a dividend payout ratio of 30.0% of earnings, compared to a ratio of 24.4% a year ago. While management anticipates Peoples continuing its 37-year history of consistent dividend growth in future periods, Peoples Bancorp's ability to pay dividends on its common shares is largely dependent upon dividends from Peoples Bank. Additionally, Peoples Bancorp has established two trust subsidiaries to issue preferred securities. If Peoples Bancorp suspends interest payments relating to the trust preferred securities issued by either of the two trust subsidiaries, Peoples will be prohibited from paying dividends on its common shares. Peoples Bancorp or Peoples Bank may decide to limit the payment of dividends, even when the legal ability to pay them exists, in order to retain earnings for other strategic purposes.

The adjustment for the net unrealized holding gains on available-for-sale securities, net of deferred income taxes, impacts Peoples' total equity. At September 30, 2003, net unrealized holding gains totaled $4.8 million versus $6.4 million at December 31, 2002, a change of $1.6 million. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' consolidated balance sheet are more sensitive to the changing market values of investments than if the investment portfolio was classified as held-to-maturity.

At September 30, 2003, Peoples had treasury stock totaling $1.2 million, up slightly from year-end 2002. Through nine months of 2003, Peoples repurchased 95,340 common shares (or 30% of the total authorized), at an average price of $23.54 per share, under the 2003 Stock Repurchase Program and 3,455 common shares, at an average price of $24.01, in conjunction with the deferred compensation plan for directors of Peoples Bancorp and Peoples Bank. Peoples reissued nearly all of the shares purchased under the 2003 Stock Repurchase Program as part of the Kentucky Bancshares acquisition, stock option exercises and 5% stock dividend. Peoples anticipates repurchasing additional common shares as authorized in the 2003 Stock Repurchase Program.

Management uses the tangible capital ratio as one measure of the adequacy of Peoples' equity. The ratio, defined as tangible equity as a percentage of tangible assets, excludes the balance sheet impact of intangible assets acquired through acquisitions accounted for using the purchase method accounting. At September 30, 2003, Peoples tangible capital ratio was 7.43% compared to 7.15% at June 30, 2003 and 8.54% at December 31, 2002. The lower ratio compared to the prior year end is the result of an increase in assets due to the Investment Growth Strategy and intangible assets acquired in the Kentucky Bancshares acquisition.

In addition to monitoring performance through traditional capital measurements (i.e., dividend payout ratios and ROE), Peoples has also complied with the capital adequacy standards mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Under the risk-based capital framework, a bank's balance sheet assets and credit equivalent amounts of off-balance sheet items are typically assigned to one of four broad risk categories: 0% (lowest risk), 20%, 50% or 100% (highest risk). The sum of the resulting weighted values from each of the four risk categories is used in calculating key capital ratios. At September 30, 2003, Peoples' Total Capital, Tier 1 and Leverage ratios were 15.80%, 14.46% and 8.82%, respectively, exceeding the well-capitalized standards of 10%, 6% and 5%, respectively. In addition, all three risk-based capital ratios for Peoples Bank were also well above the minimum standards for a well-capitalized institution at September 30, 2003.


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

INTEREST RATE RISK
------------------
Interest rate risk ("IRR") is one of the most significant risks for Peoples, and the entire financial services industry, primarily arising in the normal course of business of offering a wide array of financial products to its customers, including loans and deposits, as well as its investment portfolio and borrowed funds. IRR is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as market values of financial assets and liabilities. Peoples' exposure to IRR is primarily due to differences in the maturity, or repricing, of earning assets and interest-bearing liabilities. In addition, other factors, such as prepayments of loans and investment securities or early withdrawal of deposits, can expose Peoples to IRR and increase interest costs or reduce revenue streams.

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

Peoples' ALCO relies on different methods of assessing IRR, including simulations to project future net interest income and to monitor the sensitivity of the net present market value of equity and the difference, or "gap", between maturing or repricing of rate-sensitive assets and liabilities over various time periods. Peoples uses these methods to monitor IRR for both the short- and long-term. The ALCO places emphasis on simulation modeling as the most beneficial measurement of IRR because it is a dynamic measure. By employing a simulation process that estimates the impact of potential changes in interest rates and balance sheet structures and by establishing limits on these estimated changes to net income and net market value, the ALCO is better able to evaluate interest rate risks and their potential impact to earnings and market value of equity.

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

As part of the evaluation of IRR, the ALCO has established limits on changes in net interest income and the net value of the balance sheet. The ALCO limits the decrease in net interest income of Peoples Bank to 10% or less from base case for each 100 basis point shift in interest rates measured over a twelve-month period assuming a static balance sheet. The ALCO limits the negative impact on net equity to 40% or less given an immediate and sustained 200 basis points shift in interest rates also assuming a static balance sheet. The ALCO also reviews static gap measures for specific time periods focusing on a one-year cumulative gap. At September 30, 2003, Peoples' one-year cumulative gap amount was positive 6.9% of earning assets, which represented $112.5 million more in assets than liabilities that may reprice during that period. Based on historical trends and performance, the ALCO has determined the ratio of the one-year cumulative gap should be within +/-15% of earning assets. Results that are greater than any of these limits will prompt a discussion by the ALCO of appropriate actions, if any, that should be taken.

The following table is provided to illustrate the estimated earnings at risk and value at risk positions of Peoples, on a pre-tax basis, at September 30, 2003 (dollars in thousands):

      Immediate
    Interest Rate             Estimated                     Estimated
Increase (Decrease) in     (Decrease) Increase         (Decrease) Increase in
     Basis Points         In Net Interest Income      Economic Value of Equity
----------------------  --------------------------  ---------------------------
         300            $   1,645         3.1  %    $  (83,254)      (37.1) %
         200                1,281         2.4          (53,311)      (23.7)
         100                  875         1.7          (22,642)      (10.1)
         (50)           $    (958)       (1.8)  %   $    4,138         1.8  %

The interest rate risk analysis shows that Peoples is asset sensitive, which means that increasing interest rates should favorably impact Peoples' net interest income while downward moving interest rates should negatively impact net interest income. Peoples' asset sensitivity decreased in the third quarter of 2003 due to a reduction in Federal funds sold and other short-term investments. The ALCO continues to believe it is to the long-term benefit of Peoples to maintain an asset sensitive position. The interest rate analysis also shows Peoples is within the established IRR policy limits for all simulations and all scenarios for the current period.

The ALCO has implemented hedge positions to help protect Peoples' net interest income streams in the event of rising rates which will complement the current slightly asset sensitive position. Peoples has a hedge position on a $17 million long-term, fixed-rate borrowing from the FHLB that may convert to a variable rate, at the FHLB's discretion. In addition, the ALCO may consider additional hedging options, including, but not limited to, the purchase of other interest rate hedge positions, as available and appropriate, that would provide net interest income protection in a rising rate environment.

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

Typically, the main source of liquidity for Peoples is deposit growth. Liquidity is also provided from cash generated from earning assets such as maturities, calls, principal payments and income from loans and investment securities. Through nine months of 2003, cash provided by financing activities totaled $232.1 million compared to $38.3 million a year ago, due largely to increased long-term borrowings used for the Investment Growth Strategy. Cash used in investing activities totaled $278.3 million versus $50.8 million last year, primarily due to increased investment securities purchases, net of maturities and sales. When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that better enable Peoples to match funding dates and pricing characteristics with contractual maturity dates and pricing parameters of earning assets. At September 30, 2003, Peoples had available borrowing capacity of approximately $79 million through these external sources and unpledged securities in the investment portfolio of approximately $317 million that can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile funds from liquid assets. Peoples' volatile funds consist primarily of short-term growth in deposits, while liquid assets includes short-term investments and unpledged available-for-sale securities. At September 30, 2003, Peoples' net liquidity position was $308.3 million, or 17.4% of total assets, compared to $189.7 million, or 13.6% of total assets, at December 31, 2002. The increase in liquidity position as a percent of total assets was primarily the result of a decrease in volatile funds. The liquidity position as of September 30, 2003, was within Peoples' policy limit of negative 10% of total assets. At September 30, 2003, total wholesale funding comprised 26.8% of total assets and brokered funds were 0.6% of total assets, which was within Peoples' policy limits of 30% and 10%, respectively.


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

(Dollars in thousands)      September 30, June 30  December 31,  September 30,
                                2003        2003      2002          2002

Loan commitments             $114,653    $119,316   $103,462      $ 99,347
Standby letters of credit       9,313       9,606      7,632         7,489
Unused credit card limits      20,765      22,469     21,216        21,178

Peoples also enters into interest rate contracts where Peoples is required to either receive cash from or pay cash to counter parties depending on changes in interest rates. Peoples utilizes interest rate contracts to help manage the risk of changing interest rates. At September 30, 2003, Peoples held interest rate contracts with notional amounts totaling $27 million and fair values totaling $368,000. Interest rate contracts are carried at fair value on the consolidated balance sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. As a result, the amounts recorded on the balance sheet at September 30, 2003, do not represent the amounts that may ultimately be paid or received under these contracts.

Peoples also has commitments to make additional capital contributions in low-income housing tax funds, consisting of a pool of low-income housing projects. As a limited partner in these funds, Peoples receives Federal income tax benefits which assists Peoples in managing its overall tax burden. At September 30, 2003, these commitments approximated $9.7 million, with approximately $2.1 million expected to be paid over the next twelve months. Management may make additional investments in various tax credit funds.

Management does not anticipate Peoples' current off-balance sheet activities will have a material impact on future results of operations and financial condition.

Peoples continues to lease certain banking facilities and equipment under noncancelable operating leases with terms providing for fixed monthly payments over periods ranging from two to fifteen years. Many of Peoples' leased banking facilities are inside retail shopping centers and, as a result, are not available for purchase. Management believes these leased facilities increase Peoples' visibility within its markets and afford sales associates additional access to current and potential clients.


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


FUTURE OUTLOOK
--------------
Peoples' earnings remained strong in the third quarter despite the low interest rate environment and economic challenges. In the near-term, management will continue to focus on growing revenues and controlling operating expenses in order to overcome short-term earnings challenges, as well as enhance Peoples' long-term value. Once interest rates eventually rise and the economy begins to strengthen, Peoples should experience some net interest income improvement based on its current asset-liability position. In addition, management's commitment to sound underwriting discipline has produced asset quality that compares favorably to peer levels, which should help to minimize loan losses and loss provisions.

The expansion of Peoples' mortgage banking activities throughout 2003 provided a boost to short-term earnings growth. However, mortgage banking also is a key part of Peoples' long-term business strategy. Since it appears the real estate loan refinancing boom may have peaked, mortgage originations could slow down in the fourth quarter. Management anticipates future real estate loan opportunities will be more of a mix between loans which are retained by Peoples (mostly adjustable rate mortgages) and loans sold to the secondary markets. Although mortgage banking revenues from sales of loans may decrease, such loss of income could be partially offset by higher net interest income from retaining select mortgages.

Controlling expense growth remains an important focus for Peoples during these uncertain economic times. In addition, management continues to explore opportunities to grow and further diversify Peoples' revenue to help offset additional operating expenses from recent strategic investments in technology and rising employee benefit costs. One such opportunity is the possibility of Peoples purchasing additional Business Owned Life Insurance, or BOLI, in the fourth quarter. Management believes BOLI yields, which are tax advantaged, can provide a better return for absorbing these future benefit costs than alternative investment opportunities.

As part of the review and rationalization of Peoples' delivery channels, particularly its sales offices, management determined the building where one of Peoples' Athens, Ohio, banking centers was located had become too big for its sales efforts. Thus, Peoples sold the building early in the fourth quarter of 2003, while retaining a long-term lease, and will recognize a gain of approximately $175,000 before tax (or $0.01 per share after-tax) in the final three months of 2003. Management is evaluating similar opportunities and could recognize additional gains in the fourth quarter from the sale of assets or through proactive tax planning. However, management will not sacrifice Peoples' long-term success and potential simply for the sake of short-term growth.

While the development and implementation of the Overdraft Privilege program has increased non-interest revenue, Peoples is obligated to pay professional fees, based on revenue parameters, to the consultant that assisted in the implementation of the process with that amount totaling $123,000 in the third quarter and $387,000 for the first nine months of 2003. Additional net revenues from Overdraft Privilege (i.e. after provision for bad debt) have more than offset the professional expenses associated with the new product. In March 2003, the percentage of revenues paid to the consultant decreased in accordance with the contract, which has had a positive impact on total professional fees. More importantly, the contract expires in February 2004, which will further enhance net revenues going forward, assuming Peoples maintains and/or grows total retail core deposits and volumes either remain stable or grow.

Mergers and acquisitions have been an integral part of Peoples' efforts to expand its operations and customer base, thereby continuing to provide opportunities to build client relationships and sell new products and services in order to enhance Peoples' earnings potential. Peoples' strong regulatory capital ratios afford management additional growth opportunities through mergers and acquisitions and market expansion. With a higher level of tangible equity to total assets, management believes Peoples is positioned to continue its disciplined acquisition strategy of the past decade and plans to dedicate more resources to develop and realize acquisition opportunities in and around Peoples' markets. However, the evaluation of future acquisitions will focus more on opportunities that complement Peoples' core competencies and strategic intent rather than geographic location or proximity to current markets.

In addition to mergers and acquisitions, Peoples routinely explores and evaluates opportunities to grow within existing markets. One such opportunity is the expansion of Peoples' operations in central Ohio by converting Peoples' loan production office in Lancaster, Ohio, to a full-service business banking facility in the fourth quarter of 2003. The primary focus of the relocated and expanded office remains business clients in Ohio's Fairfield County and surrounding markets. However, the Lancaster office will ultimately offer Peoples' complete line of products and services, including mortgage banking, insurance and investment services.

Peoples remains a service-oriented company with a sales focus that strives to satisfy clients through a relationship sales process. Through this process, sales associates work to anticipate, uncover, and solve their clients' every financial need, from insurance to banking to investments. In the fourth quarter of 2003, earnings catalysts include continued loan growth, revenue enhancements from seasonal shopping, limited opportunities to lower cost of funds, and possible BOLI purchases. Management remains stakeholder-focused with four key long-term objectives best achieved in more normal economic conditions and interest rate environments: 7% to 10% operating EPS growth per year, ROE of 15% to 16%, consistent dividend growth and a non-interest leverage ratio better than 50%.


FORWARD-LOOKING STATEMENTS
--------------------------
The statements in this Form 10-Q which are not historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Although management believes Peoples' plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Peoples cannot give any assurance those plans, intentions or expectations will be achieved. The forward-looking statements involve a number of risks and uncertainties, including, but not limited to, the effect of changes in interest rates, the effect of federal and state banking and tax regulations, the effect of technological changes, the effect of economic conditions, the effect of competitive products and pricing, and other risks detailed in Peoples' Securities and Exchange Commission filings. All forward-looking statements are expressly qualified in their entirety by the cautionary statements. Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management's knowledge of Peoples' business and operations, it is possible that actual results may differ materially from these projections.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided under the caption "Interest Rate Sensitivity and Liquidity" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, and is incorporated herein by reference.


                                CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                                       For the Three Months Ended September 30,
                                                      2003                                  2002
                                       ------------------------------------   -----------------------------------
(dollars in thousands)                    Average      Income/     Yield/      Average       Income/     Yield/
                                          Balance      Expense      Rate       Balance       Expense      Rate
ASSETS
Securities:
  Taxable                              $   633,316         6,881     4.31%       303,706  $      4,526     5.96%
  Tax-exempt (1)                            65,897         1,092     6.57%        66,335         1,192     7.18%
-----------------------------------------------------------------------------------------------------------------
    Total securities                       699,213         7,973     4.56%       370,041         5,718     6.18%
Loans (2):
  Commercial (1)                           486,675         7,868     6.41%       399,276         6,901     6.91%
  Real estate                              325,657         5,713     6.96%       346,379         6,545     7.56%
  Consumer                                  97,002         2,332     9.54%       118,269         2,932     9.92%
-----------------------------------------------------------------------------------------------------------------
    Total loans                            909,334        15,913     6.94%       863,924        16,378     7.58%
Less: Allowance for loan loss              (14,376)                              (12,800)
-----------------------------------------------------------------------------------------------------------------
    Net loans                              894,958        15,913     7.08%       851,124        16,378     7.66%
Interest-bearing deposits with banks         5,038            11     0.83%         1,577             5     1.27%
Federal funds sold                          26,512            66     0.99%         4,772            21     1.68%
-----------------------------------------------------------------------------------------------------------------
    Total earning assets                 1,625,721        23,963     5.88%     1,227,514        22,122     7.18%
Other assets                               150,773                               119,208
-----------------------------------------------------------------------------------------------------------------
       Total assets                    $ 1,776,494                             1,346,722  $
=================================================================================================================

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                              $   183,508           442     0.96%       128,870  $        503     1.56%
  Interest-bearing demand deposits         276,414           592     0.85%       287,434         1,190     1.66%
  Time                                     474,128         3,404     2.85%       415,473         4,056     3.91%
-----------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits        934,050         4,438     1.88%       831,777         5,749     2.74%
Borrowed funds:
  Short-term                                44,488           144     1.28%        40,494           195     1.93%
  Long-term                                454,835         4,298     3.75%       219,845         2,601     4.73%
-----------------------------------------------------------------------------------------------------------------
    Total borrowed funds                   499,323         4,442     3.51%       260,339         2,796     4.26%
-----------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities   1,433,373         8,880     2.45%     1,092,116         8,545     3.10%
Non-interest bearing deposits              131,456                               105,604
Other liabilities                           40,115                                41,255
-----------------------------------------------------------------------------------------------------------------
    Total liabilities                    1,604,944                             1,238,975
Stockholders' equity                       171,550                               107,747
-----------------------------------------------------------------------------------------------------------------
  Total liabilities and equity         $ 1,776,494                             1,346,722  $
=================================================================================================================

Interest spread                                           15,083     3.43%                      13,577     4.08%
Interest income to earning assets                                    5.88%                                 7.18%
Interest expense to earning assets                                   2.16%                                 2.76%
-----------------------------------------------------------------------------------------------------------------
  Net interest margin                                                3.72%                                 4.42%
-----------------------------------------------------------------------------------------------------------------

(1) Interest income and yields are presented on a fully tax-equivalent basis using a 35% tax rate.
(2) Nonaccrual and impaired loans are included in the average balances. Related interest income on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income. Loan fees included in interest income totaled $145 and $183 for the periods presented in 2003 and 2002, respectively.


                                                        For the Nine months Ended September 30,
                                                      2003                                  2002
                                       ------------------------------------    ----------------------------------
(dollars in thousands)                    Average      Income/     Yield/       Average      Income/     Yield/
                                          Balance      Expense      Rate        Balance      Expense      Rate
ASSETS
Securities:
  Taxable                              $   604,191        20,604     4.56%   $   293,805        13,493     6.12%
  Tax-exempt (1)                            66,408         3,315     6.67%        61,221         3,233     7.04%
-----------------------------------------------------------------------------------------------------------------
    Total securities                       670,599        23,919     4.76%       355,026        16,726     6.28%
Loans (2):
  Commercial (1)                           455,120        21,931     6.44%       380,250        19,728     6.92%
  Real estate                              328,893        17,697     7.19%       316,848        18,247     7.68%
  Consumer                                 101,480         7,350     9.68%       116,198         8,765    10.06%
-----------------------------------------------------------------------------------------------------------------
    Total loans                            885,493        46,978     7.09%       813,296        46,740     7.66%
Less: Allowance for loan loss              (13,916)                              (12,653)
-----------------------------------------------------------------------------------------------------------------
    Net loans                              871,577        46,978     7.20%       800,643        46,740     7.80%
Interest-bearing deposits with banks         3,009            18     0.80%         2,225            23     1.40%
Federal funds sold                          17,863           143     1.07%         1,625            20     1.67%
-----------------------------------------------------------------------------------------------------------------
    Total earning assets                 1,563,048        71,058     6.07%     1,159,519        63,509     7.31%
Other assets                               133,938                               104,528
-----------------------------------------------------------------------------------------------------------------
       Total assets                    $ 1,696,986                           $ 1,264,047
=================================================================================================================

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                              $   170,000         1,467     1.15%   $   107,579         1,199     1.49%
  Interest-bearing demand deposits         274,744         2,135     1.04%       279,259         3,412     1.63%
  Time                                     450,309        10,943     3.25%       384,463        11,837     4.11%
-----------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits        895,053        14,545     2.17%       771,301        16,448     2.85%
Borrowed funds:
  Short-term                                41,935           386     1.23%        49,335           715     1.94%
  Long-term                                434,442        12,414     3.82%       205,198         7,339     4.77%
-----------------------------------------------------------------------------------------------------------------
    Total borrowed funds                   476,377        12,800     3.57%       254,533         8,054     4.23%
-----------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities   1,371,430        27,345     2.66%     1,025,834        24,502     3.19%
Non-interest bearing deposits              121,983                                99,096
Other liabilities                           38,756                                37,135
-----------------------------------------------------------------------------------------------------------------
    Total liabilities                    1,532,169                             1,162,065
Stockholders' equity                       164,817                               101,982
-----------------------------------------------------------------------------------------------------------------
  Total liabilities and equity         $ 1,696,986                           $ 1,264,047
=================================================================================================================

Interest spread                                           43,713     3.41%                      39,007     4.12%
Interest income to earning assets                                    6.07%                                 7.31%
Interest expense to earning assets                                   2.33%                                 2.82%
-----------------------------------------------------------------------------------------------------------------
  Net interest margin                                                3.74%                                 4.49%
-----------------------------------------------------------------------------------------------------------------

(1) Interest income and yields are presented on a fully tax-equivalent basis using a 35% tax rate.
(2) Nonaccrual and impaired loans are included in the average balances. Related interest income on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income. Loan fees included in interest income totaled $523 and $539 for the periods presented in 2003 and 2002, respectively.


ITEM 4: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
With the participation of Peoples' management, including Peoples' principal executive officer and principal financial officer, Peoples has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, Peoples' principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that material information relating to Peoples and its consolidated subsidiaries is made known to them, particularly during the period for which Peoples' periodic reports, including this report, are being prepared.


CHANGES IN INTERNAL CONTROLS
There were no significant changes during the period covered by this report in Peoples' internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Peoples' internal control over financial reporting.

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


ITEM 3:  Defaults upon Senior Securities.
         None.


ITEM 4:  Submission of Matters to a Vote of Security Holders.
         None.

ITEM 5:  Other Information.
         None.

ITEM 6:  Exhibits and Reports on Form 8-K.
         a) Exhibits:

                                  EXHIBIT INDEX

 Exhibit
  Number               Description                             Exhibit Location
---------   ------------------------------------------------   ----------------

   11       Computation of Earnings Per Share.                 Filed herewith

   12       Computation of Ratios.                             Filed herewith

 31(a)      CEO Certification Pursuant to Rule                 Filed herewith
            13a-14(A)/15d-14(A)

 31(b)      CFO Certification Pursuant to Rule                 Filed herewith
            13a-14(A)/15d-14(A)

  32        Certification Pursuant To Title 18, United         Filed herewith
            States Code, Section 1350, As Adopted Pursuant
            To Section 906 Of The Sarbanes-Oxley Act Of 2002

 b) Reports on Form 8-K:
    Peoples filed the following reports on Form 8-K during the three months ended September 30, 2003:

    1) Filed July 1, 2003 - News release announcing the planned closure of Peoples Bank's Catlettsburg, Kentucky office in October 2003.
    2) Filed July 7, 2003 - News release announcing Peoples Bancorp was recently recognized by The Cleveland Plain Dealer as one of the Top 100 businesses in Ohio.
    3) Filed July 15, 2003 - News release announcing earnings for the quarter ended June 30, 2003.
    4) Filed August 11, 2003 - News release announcing the hiring of Donald J. Landers, Jr. as Controller and Chief Accounting Officer.
    5) Filed August 15, 2003 - News release announcing the Board of Directors o Peoples Bancorp Inc. declared a 5% stock dividend and quarterly dividend of $0.17 per share.
    6) Filed September 3, 2003 - News release announcing Peoples Bancorp Inc. was recognized in the 13th edition of America's Finest Companies (R).
    7) Filed September 26, 2003 - News release announcing a change in auditors for Peoples Bancorp Inc. Retirement Savings Plan.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          PEOPLES BANCORP INC.




Date:  November 12, 2003           By:/s/ ROBERT E. EVANS
                                          -------------------------------------
                                          Robert E. Evans
                                          Chairman
                                          President and Chief Executive Officer



Date:  November 12, 2003           By:/s/ JOHN W. CONLON
                                          -------------------------------------
                                          John W. Conlon
                                          Chief Financial Officer



                                  EXHIBIT INDEX

               PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                       FOR PERIOD ENDED SEPTEMBER 30, 2003




 Exhibit
  Number               Description                             Exhibit Location
---------   -------------------------------------------------  ----------------

   11       Computation of Earnings Per Share.                 Filed herewith

   12       Computation of Ratios.                             Filed herewith

 31(a)      CEO Certification Pursuant to Rule                 Filed herewith
            13a-14(A)/15d-14(A)

 31(b)      CFO Certification Pursuant to Rule                 Filed herewith
            13a-14(A)/15d-14(A)

  32        Certification Pursuant To Title 18, United         Filed herewith
            States Code, Section 1350, As Adopted Pursuant
            To Section 906 Of The Sarbanes-Oxley Act Of 2002