Form 10-K
period 2003-12-31
PEOPLES BANCORP INC
filed 2004-03-08
CIK 318300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
(Mark One)

             [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                       OR
             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the transition period from ____ to ____

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


                                   31-0987416
                 ----------------------------------------------
                      (I.R.S. Employer Identification No.)


     138 Putnam Street, P. O. Box 738, Marietta, Ohio         45750-0738
     ------------------------------------------------        -------------
        (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:   (740) 373-3155
                                                    ------------------

Securities registered pursuant to Section 12(b) of the Act:   None
                                                            ----------


Securities registered pursuant to Section 12(g) of the Act:

Common Shares, No Par Value (10,540,628 outstanding at February 26, 2004)
-------------------------------------------------------------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

             Yes       X                  No
                   ---------                  ----------

Based upon the closing price of the Common Shares of the Registrant (the only common equity of the Registrant) on The NASDAQ National Market as of June 30, 2003, the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $226,211,000. For this purpose, executive officers and directors of the Registrant are considered affiliates.

Documents Incorporated by Reference:
Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 8, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

PART I                                                                     Page
------                                                                    ------

Item 1.      Business                                                         3

Item 2.      Properties                                                      14

Item 3.      Legal Proceedings                                               15

Item 4.      Submission of Matters to a Vote of Security Holders             15

Executive Officers of the Registrant                                         15

PART II
-------

Item 5.      Market for Registrant's Common Equity, Related
             Stockholder Matters and Issuer Purchases of Equity
             Securities                                                      17

Item 6.      Selected Financial Data                                         18

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             19

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk      40

Item 8.      Financial Statements and Supplementary Data                     40

Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                        40

Item 9A.     Controls and Procedures                                         40

PART III
--------

Item 10.     Directors and Executive Officers of the Registrant              70

Item 11.     Executive Compensation                                          70

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                      70

Item 13.     Certain Relationships and Related Transactions                  71

Item 14.     Principal Accountant Fees and Services                          71

PART IV
-------

Item 15.     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K                                                        72

Signatures                                                                   73

Exhibit Index                                                                74

                                     PART I

ITEM 1.    BUSINESS.
--------------------

GENERAL
-------
Peoples Bancorp Inc. ("Peoples") is a financial holding company organized in 1980, with origins in the Mid-Ohio Valley dating back to 1902. At December 31, 2003, Peoples' wholly-owned subsidiaries included Peoples Bank, National Association ("Peoples Bank"), Peoples Investment Company, PEBO Capital Trust I and PEBO Capital Trust II. Peoples Bank also owns an insurance agency subsidiary and an asset management subsidiary. Peoples Investment Company also owns a capital management subsidiary.

Peoples' principal executive office is located at 138 Putnam Street, Marietta, Ohio 45750, and its telephone number is (740) 373-3155. Peoples' common shares are traded on the NASDAQ National Market under the symbol PEBO and its web site is www.peoplesbancorp.com (this uniform resource located, or URL, is an inactive textual reference only and is not intended to incorporate Peoples' website into this Form 10-K).

Peoples' primary business activities currently are confined to the financial services industry, which are conducted through Peoples Bank, its principal operating subsidiary. Peoples Bank is a full service community bank that provides an array of financial products and services to its customers, which include the following:

     o various interest-bearing and non-interest-bearing demand deposit accounts
     o    savings and money market accounts o certificates of deposit
     o commercial, installment, and real estate mortgage loans (both commercial and residential)
     o    credit and debit cards
     o    corporate and personal trust services
     o    safe deposit rental facilities

Peoples also sells travelers checks, money orders and cashier's checks. Services are provided through Peoples Bank's 49 financial service locations and 32 automated teller machines ("ATMs") in Ohio, West Virginia and Kentucky, as well as banking by telephone, and internet-based banking. Peoples Bank offers a full range of life, health, property and casualty insurance products through Peoples Insurance Agency, Inc. and provides custom-tailored solutions for asset management needs through its Peoples Financial Advisors division, including investment products through an unaffiliated registered broker-dealer.

At December 31, 2003, Peoples and its subsidiaries had 511 full-time equivalent employees, total assets of $1.7 billion, total loans of $915.0 million, total deposits of $1.0 billion, and total stockholders' equity of $170.9 million. Peoples Bank held trust assets with an approximate market value of $633 million at December 31, 2003. For the year ended December 31, 2003, Peoples' return on average assets was 0.95% and return on average stockholders' equity was 9.75%.

For the five-year period ended December 31, 2003, Peoples' assets grew at a 14.5% compound annual growth rate, while stockholders' equity grew at a compound annual growth rate of 14.7%. Peoples also has a history of earnings and dividend growth, as earnings and dividends per share grew at compound rates of 6.7% and 13.5%, respectively, for the five-year period ended December 31, 2003. Over that same period, Peoples' annual return on average assets and annual return on stockholders' equity averaged 1.12% and 13.85%, respectively.

Peoples has experienced significant growth in assets and increased its capital position through a combination of internal and external growth. In December 2002 and January 2003, Peoples increased its capital position through the sale of 1.7 million common shares, which generated capital of nearly $37 million. In addition to core organic growth, Peoples has undertaken a controlled and steady expansion and acquisition strategy. In the past five years, Peoples has opened four de novo banking branches in its market area and has completed two branch acquisitions, three bank acquisitions and one insurance agency acquisition. In the aggregate, Peoples has acquired $313 million of assets, including $162 million of loans, $234 million of deposits, and 12 financial service offices since year-end 1998. These acquisitions produced benefits, including the expansion of Peoples' customer base, and provided opportunities to integrate non-traditional products and services, such as insurance and investments, with the traditional banking products currently offered to clients in Peoples' markets. These acquisitions also enabled Peoples to expand into new markets.

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


RECENT ACQUISITIONS AND ADDITIONS
---------------------------------
On May 8, 2003, Peoples Bank opened a loan production office in Delaware, Ohio. The primary focus of this new office is serving the commercial credit needs of Delaware, Marion, Union and Franklin Counties, plus surrounding areas in central Ohio. The Delaware office is located at 351 West Central Avenue .

On May 9, 2003, Peoples completed the acquisition of Kentucky Bancshares Incorporated ("Kentucky Bancshares"), the holding company of Kentucky Bank & Trust, for total consideration of $29.1 million ($14.8 million in cash and $14.3 million in Peoples' common shares).

The acquisition of Kentucky Bancshares included the merger of Kentucky Bank & Trust into Peoples Bank. As a result, the five former Kentucky Bank & Trust offices in the northeastern Kentucky communities of Ashland, Russell, Flatwoods, Greenup and South Shore now operate as full-service financial service offices of Peoples Bank. In this transaction, Peoples acquired loans of $75 million, deposits of $113 million, and trust assets under management of $182 million, as well as three ATMs. As part of this transaction, Peoples Bank closed its Russell, Kentucky, office located at 404 Ferry Street concurrent with the acquisition and closed its Catlettsburg, Kentucky, office on October 17, 2003. These office closings were due to the proximity of the newly acquired offices in Russell and Ashland, Kentucky that continue to serve these markets.

In November 2003, Peoples Bank expanded its operations in central Ohio by converting a loan production office in Lancaster, Ohio, to a full-service business banking facility. The primary focus of the relocated and expanded office remains business clients in Ohio's Fairfield County and surrounding markets. However, the Lancaster office will ultimately offer Peoples' complete line of products and services, including mortgage banking, insurance and investment services.


CUSTOMERS AND MARKETS
---------------------
Peoples has expanded from its roots in Washington County, Ohio, where it maintains nine financial service locations, to a market area that encompasses 17 counties in southeastern Ohio and neighboring areas of Kentucky and West Virginia, focusing on non-major urban areas. The primary market area possesses a diverse economic base, with no single dominant industry or employer. Principal industries in the market area include health care, education and other social services; plastics and petrochemical manufacturing; oil, gas and coal production; and tourism, education and other service-related industries. Consequently, Peoples is not dependent upon any single industry segment for its business opportunities, and management believes Peoples' market area is somewhat insulated from some of the fluctuations of national economic cycles as a result of the diverse economic base.

Peoples Bank originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (including loans to individuals and indirect loans). In general, Peoples Bank retains the majority of loans it originates; however, certain fixed rate mortgage loan originations, primarily one-to-four family residential mortgages, are sold into the secondary market. In prior years, Peoples also originated various credit card loans. In late 2003, Peoples sold its existing credit card portfolio and entered into a joint marketing alliance to serve the credit card needs of its customers and prospects, which reduces Peoples Bank's risks since it does not own the loans.

Loans are spread over a broad range of industrial classifications. Management believes it has no significant concentrations of loans to borrowers engaged in the same or similar industries and no loans to foreign entities. The lending market areas served are concentrated primarily in southeastern Ohio, northeastern Kentucky and northwestern West Virginia. In addition, loan production offices and full-service banking offices in central Ohio provide opportunities to serve customers in that economic region.

Legal Lending Limit
-------------------
At December 31, 2003, Peoples Bank's legal lending limit was approximately $23.0 million. In 2003, Peoples Bank did not extend credit to any one borrower in excess of its legal lending limit.

Commercial Loans
----------------
At December 31, 2003, Peoples Bank had $512.1 million in commercial, financial and agricultural loans, including loans secured by commercial real estate ("commercial loans") outstanding, representing approximately 56.0% of the total aggregate loan portfolio. Loans secured by commercial real estate, excluding construction loans, totaled $380.4 million at December 31, 2003.

LENDING PRACTICES. Commercial lending entails significant additional risks compared to consumer lending (i.e., single-family residential mortgage lending, installment lending, credit card loans and indirect lending). In addition, the payment experience on commercial loans typically depends on adequate cash flow of a business and thus may be subject, to a greater extent, to adverse conditions in the general economy or in a specific industry. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of repayment and the risk involved. The primary analytical technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. Additionally, collateral is reviewed to determine its value in relation to the loan.

The Peoples Bank Board of Directors is required to approve loans in excess of $3.0 million secured by real estate and loans in excess of $1.5 million secured by all other assets; however, approval of the Board of Directors is required for all loans, regardless of amount, to borrowers whose aggregate debt to Peoples Bank, including the principal amount of the proposed loan, exceeds $4.0 million.

Peoples Bank periodically evaluates all new commercial loan relationships greater than $250,000 and, on an annual basis, all loan relationships greater than $500,000. If deterioration of the loan has occurred, Peoples takes effective and prompt action designed to assure repayment of the loan. Upon detection of the reduced ability of a borrower to meet cash flow obligations, the loan is considered an impaired loan and reviewed for possible downgrading or placement on non-accrual status.

Consumer Loans
--------------
At December 31, 2003, Peoples Bank had outstanding consumer loans (including indirect loans but excluding real estate loans) in an aggregate amount of $79.9 million, or 8.7% of the aggregate total loan portfolio.

LENDING PRACTICES. Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower's continued financial stability, and thus are at more risk from adverse personal circumstances. In addition, application of various state and federal laws, including bankruptcy and insolvency laws, could limit the amount that may be recovered under these loans. Credit approval for consumer loans typically requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of Peoples Bank to review its consumer loan portfolio monthly and to chargeoff loans that do not meet its standards, and to adhere strictly to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring regulatory compliance performance and for advising and updating loan personnel.

Peoples Bank makes credit life insurance and health and accident insurance available to all qualified borrowers, thus reducing risk of loss when a borrower's income is terminated or interrupted due to accident, disability or death.

Real Estate Loans
-----------------
At December 31, 2003, Peoples Bank had $322.8 million of real estate loans outstanding (including home equity and construction loans), representing 35.3% of total loans outstanding. Home equity lines of credit and construction mortgages totaled $28.3 million and $21.1 million, respectively. Peoples also had approximately $2.8 million of real estate loans (primary one-to-four family residential mortgages) held for sale into the secondary market at December 31, 2003.

LENDING PRACTICES. Peoples Bank requires residential real estate loan amounts to be no more than 90% of the purchase price or the appraised value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 90%. On occasion, Peoples Bank may lend up to 100% of the appraised value of the real estate. The risk conditions of these loans are considered during underwriting for the purposes of establishing an interest rate compatible with the risks inherent in mortgage lending and remaining equity of the home, if any. Peoples Bank originates both fixed rate and one-to-five year adjustable rate, fully amortizing real estate loans. Typically, the fixed rate real estate loans are sold in the secondary market, with Peoples retaining servicing rights on those loans. In select cases, Peoples Bank may retain certain fixed rate real estate loans. All real estate loans are secured by first mortgages with evidence of title in favor of Peoples Bank in the form of an attorney's opinion of the title or a title insurance policy. Peoples also requires proof of hazard insurance, with Peoples Bank named as the mortgagee and as the loss payee. Licensed appraisals are required for loans in excess of $250,000.

HOME EQUITY LOANS. Home equity lines of credit, or Equilines, are generally made as second mortgages by Peoples Bank. The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage. Peoples Bank will lend up to 100% of the appraised value of the property at higher interest rates that are considered compatible with the additional risk assumed in these types of equilines. The home equity lines of credit are written with ten-year terms, but are subject to review upon request for renewal. Peoples Bank offers home equity loans with a fixed rate for the first five years and converting to a variable interest rate for the remaining five years. Peoples Bank also offers a home equity line of credit with a variable rate for the entire term of the loan.

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

Overdraft Privilege
-------------------
In December 2001, Peoples introduced Overdraft Privilege, a service that provides qualified customers with virtually automatic protection by establishing an Overdraft Privilege amount. After a 30-day waiting period to verify deposit ability, each new checking account usually receives an Overdraft Privilege amount of either $400 or $700, based on the type of account and other parameters. Once established, customers are permitted to overdraw their checking account, up to their Overdraft Privilege limit, with each item being charged Peoples' regular overdraft fee. Customers repay the overdraft with their next deposit. Overdraft Privilege is designed to allow Peoples to fill the void between traditional overdraft protection, such as a line of credit, and "check cashing stores". While Overdraft Privilege generates fee income, Peoples maintains an allowance for losses from checking accounts with overdrafts deemed uncollectible. This allowance, along with the related provision and net chargeoffs, is included in Peoples' allowance for loan losses.


WEB SITE ACCESS TO PEOPLES' SECURITIES AND EXCHANGE COMMISSION FILINGS
----------------------------------------------------------------------
Peoples makes available free of charge on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after Peoples electronically files each such report or amendment with, or furnishes it to, the Securities and Exchange Commission ("SEC").


CORPORATE GOVERNANCE
--------------------
Peoples' Board of Directors and management has instituted a series of actions to strengthen and improve Peoples' already strong corporate governance practices. Included in those actions was adoption of a Code of Ethics, a revision of charter of the Audit Committee and the formation two new committees: the Disclosure Committee for Financial Reporting and the Governance and Nominating Committee. The current charters of these committees and the Compensation Committee can be found on Peoples' website under the "Corporate Governance and Code of Ethics and Ethics Hotline" section.

Code of Ethics
--------------
In December 2003, Peoples' Board of Directors adopted a formal Code of Ethics applicable to all directors, officers and associates of Peoples and its affiliates. The Board of Directors adopted Peoples' Code of Ethics to demonstrate to the public and Peoples' shareholders the importance the Board and management place on ethical conduct, and to continue to set forth Peoples' expectations for the conduct of ethical business practices. Peoples' Code of Ethics is available, free of charge, to the public on Peoples' website on the "Corporate Governance and Code of Ethics and Ethics Hotline" page. Please also see Item 10 of Part III of this Form 10-K.

Disclosure Committee for Financial Reporting
--------------------------------------------
In 2003, Peoples established the Disclosure Committee for Financial Reporting (the "Disclosure Committee") to formalize Peoples' process of establishing and monitoring Peoples' disclosure controls and procedures and communicating the results of such controls and procedures. The Disclosure Committee consists of key members of executive management as well as senior professional supporting staff from the Legal Department, Audit Department and Controller. The Disclosure Committee complements Peoples' longstanding committee structure and process, which has consistently provided an invaluable tool for communication of disclosure information.

The Disclosure Committee has the responsibility to:

  o ensure that Peoples' Chief Executive Officer and Chief Financial Officer can evaluate the effectiveness of Peoples' disclosure controls and procedures, for the purpose of improving these controls and procedures as necessary and disclosing the results of the evaluation in the reports Peoples files with the SEC.

  o ensure management has timely access to all information which is necessary or desirable to disclose in Peoples' reports for the purpose of discharging Peoples' responsibilities in providing accurate and complete information to security holders, including, but not limited to, a fair presentation of Peoples' financial condition, results of operations and cash flows.

  o facilitate determinations regarding the appropriate disclosure of the results of Peoples' disclosure controls and procedures in Peoples' reports, including the determination of the materiality of risks or events for the purposes of disclosure in reports.

  o provide a process on which Peoples' Chief Executive Officer and Chief Financial Officer can rely in providing the certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 to be filed, or furnished, with each report.

Each key element of operation is subject to oversight by a committee to ensure proper administration, risk management and an up-streaming of critical management information and disclosures to finance and control areas, executive management and the Board of Directors. The Disclosure Committee agenda is designed to capture information from all components of Peoples' business. It is believed that the addition of these new processes has brought with it a broader and more in depth analysis to Peoples' already effective and detailed disclosure process. These more recent additions to the process are expected to enhance Peoples' overall disclosure control environment.

Governance and Nominating Committee
-----------------------------------
In 2003, the Board of Directors formally developed a Governance and Nominating Committee consisting of at least three independent members of the Board. The purpose of the Governance and Nominating Committee is to identify qualified candidates for election, nomination or appointment to Peoples' Board of Directors and recommend to the Board a slate of director nominees for each annual meeting of the shareholders of Peoples' or as vacancies occur. In addition, the Governance and Nominating Committee shall oversee matters of corporate governance, including the evaluation of Board performance and processes, and make recommendations to the Board and the Chairman of the Board regarding assignment and rotation of members and chairs of committees of the Board. The goal of the Governance and Nominating Committee is to assure that the composition, practices and operation of the Board contribute to value creation and to the effective representation of Peoples' shareholders.


COMPETITION
-----------
The financial services industry is highly competitive, especially in Peoples' primary markets. Continued deregulation and other dynamic changes in the financial services industry subjects Peoples to intense competition by providing customers the opportunity to select from a growing variety of traditional and nontraditional alternatives. Competition in Peoples Bank's lending activities comes principally from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms and pension funds. The primary factors in competing for loans are interest rate and overall lending services. Competition for deposits comes from other commercial banks, savings associations, money market and mutual funds, credit unions, insurance companies and brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience of office location and overall financial condition. Peoples believes that its size provides flexibility, which enables Peoples Bank to offer an array of banking products and services. Peoples' financial condition also contributes to a favorable competitive position in the markets Peoples serves.

Peoples primarily focuses on non-major metropolitan markets in which to provide products and services. Management believes Peoples has developed a niche and a certain level of expertise in serving these communities. Peoples historically has operated under a "needs-based" selling approach that management believes has proven successful in serving the financial needs of many customers. Management anticipates Peoples will continue to increase its investment in sales training and education in future periods to assist in the development of Peoples' associates and their identification of customer service opportunities.

It is not Peoples' strategy to compete solely on the basis of price. Management believes a focus on customer relationships, speed in the delivery of service and incentives to promote customers continued use of Peoples' financial products and services will lead to enhanced revenue opportunities. Management believes the integration of traditional financial products with non-traditional financial products, such as insurance and investment products, will lead to enhanced revenues through complementary product offerings.


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

In order to become a financial holding company, a bank holding company must file a declaration with the Federal Reserve Bank indicating its desire to become a financial holding company. In addition, all subsidiary banks of the bank holding company must be well-capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act. Failure to maintain the "well-capitalized" standard or the other criteria for a financial holding company may result in requirements to correct the deficiency or limit activities to those allowed bank holding companies.

In 2002, Peoples elected to become a financial holding company and received notification from the Federal Reserve Board on August 5, 2002, that the election had been approved.

BANKING SUBSIDIARY. Peoples Bank is a national banking association chartered under the National Bank Act and is regulated by the Office of the Comptroller of the Currency. Peoples Bank provides Federal Deposit Insurance Corporation ("FDIC") insurance on its deposits and is a member of the Federal Home Loan Bank of Cincinnati. As a national bank, Peoples Bank may engage, subject to limitations on investment and capital requirements, in activities that are financial in nature, other than insurance underwriting, real estate development and real estate investment, through a financial subsidiary of Peoples Bank, as along as Peoples Bank remains well-capitalized, well managed and continues to have at least a satisfactory Community Reinvestment Act rating.

Peoples Bank is also subject to restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to Peoples or its subsidiaries; investments in the stock or other securities thereof, and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of Peoples and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to Peoples and other subsidiaries.

Federal Reserve Board
---------------------
Peoples is subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. In addition, the Federal Reserve Board has adopted risk-based capital guidelines for financial holding companies. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.

Federal Deposit Insurance Corporation
-------------------------------------
The FDIC insures the deposits of Peoples Bank up to the applicable legal limit, subject to the applicable provisions of the Federal Deposit Insurance Act. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the bank's regulatory agency.

Federal Home Loan Bank
----------------------
The Federal Home Loan Banks ("FHLBs") provide credit to their members in the form of collateralized advances. As a member of the FHLB of Cincinnati, Peoples Bank must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1% of the aggregate outstanding principal amount of its respective residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB.

Capital Requirements
--------------------
Peoples and its banking subsidiary are subject to various regulatory capital requirements administered by the banking regulatory agencies. The Federal Reserve Board, the Office of the Comptroller of Currency and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. For further discussion regarding Peoples and Peoples Bank's risk-based capital requirements, see Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Limits on Dividends
-------------------
Peoples' ability to pay dividends depends largely on the amount of dividends declared by Peoples Bank and Peoples' other subsidiaries. However, the Federal Reserve Board expects Peoples to serve as a source of strength to Peoples Bank and may require Peoples to retain capital for further investment in Peoples Bank, rather than pay dividends to its shareholders. Since Peoples is a financial holding company, Peoples Bank is required to maintain capital sufficient to meet the "well-capitalized" standard set by the regulators and will be able to pay dividends only so long as its capital continues to exceed these levels. Peoples Bank is also limited in the total amount of dividends it may pay in any year without prior approval from the Office of the Comptroller of Currency. For further discussion regarding regulatory restrictions on dividends, see Note 13 of the Notes to the Consolidated Financial Statements included in
Item 8 of this Form 10-K.

Even when the legal ability exists, Peoples or Peoples Bank may decide to limit the payment of dividends in order to retain earnings for corporate use. Additionally, Peoples has established two trust subsidiaries, which issued preferred securities. If Peoples suspends interest payments relating to the trust preferred securities issued by either of the two trust subsidiaries, Peoples will be prohibited from paying dividends on its common shares. For further discussion regarding Peoples' trust subsidiaries, see Note 9 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Recent Legislation
------------------
In 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws. The proposed changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently.

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

The Sarbanes-Oxley Act addresses, among other matters: audit committees; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers (excluding federally insured financial institutions); expedited filing requirements for stock transaction reports by officers and directors; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.


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

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy, the money markets and the activities of monetary and fiscal authorities, Peoples can make no definitive predictions as to future changes in interest rates, credit availability or deposit levels.


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


STATISTICAL FINANCIAL INFORMATION REGARDING PEOPLES
---------------------------------------------------
The following listing of statistical financial information provides comparative data for Peoples over the past three and five years, as appropriate. These tables should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, of this Form 10-K and the Consolidated Financial Statements of Peoples and its subsidiaries found at pages 42 through 69 of this Form 10-K.


LOAN PORTFOLIO ANALYSIS:
(Dollars in Thousands)                                         2003        2002        2001        2000       1999
Year-end loan balances:

   Commercial, financial and agricultural                  $   512,069 $   392,528 $   343,800 $   310,558 $  272,219
   Real estate, mortgage                                       301,726     330,840     295,944     283,323    252,427
   Real estate, construction                                    21,056      16,231      14,530      20,267     14,067
   Consumer                                                     79,926     103,635     111,912     115,913    114,412
   Credit card                                                     221       6,549       6,670       6,904      6,708
----------------------------------------------------------------------------------------------------------------------
         Total                                             $   914,998 $   849,783 $   772,856 $   736,965 $  659,833
======================================================================================================================
Average total loans                                            894,419     824,731     753,777     698,144    603,922
Average allowance for loan losses                              (14,093)    (12,779)    (12,164)    (10,979)   (10,121)
----------------------------------------------------------------------------------------------------------------------
   Average loans, net of allowance                         $   880,326 $   811,952 $   741,613 $   687,165 $  593,801
======================================================================================================================

Allowance for loan losses:
Allowance for loan losses, January 1                       $    13,086 $    12,357 $    10,930 $    10,264 $    9,509
Allowance for loan losses acquired                                 573         304         967           -          -
Loans charged off:
   Commercial, financial and agricultural                        1,036       1,935       1,048         780        306
   Real estate                                                     449         268         154          74         77
   Consumer                                                      1,113       1,054       1,188       1,018        932
   Overdrafts                                                      967         880           -           -          -
   Credit card                                                     221         191         248         189        203
----------------------------------------------------------------------------------------------------------------------
         Total                                                   3,786       4,328       2,638       2,061      1,518
----------------------------------------------------------------------------------------------------------------------
Recoveries:
   Commercial, financial and agricultural                          352          41         124          78         44
   Real estate                                                      66          58           5           2         23
   Consumer                                                        399         387         286         303        304
   Overdrafts                                                      263         175           -           -          -
   Credit card                                                      21          25          24          22         24
----------------------------------------------------------------------------------------------------------------------
         Total                                                   1,101         686         439         405        395
----------------------------------------------------------------------------------------------------------------------
Net chargeoffs:
   Commercial, financial and agricultural                          684       1,894         924         702        262
   Real estate                                                     383         210         149          72         54
   Consumer                                                        714         667         902         715        628
   Overdrafts                                                      704         705           -           -          -
   Credit card                                                     200         166         224         167        179
----------------------------------------------------------------------------------------------------------------------
         Total                                                   2,685       3,642       2,199       1,656      1,123
----------------------------------------------------------------------------------------------------------------------
Provision for loan losses, December 31                           3,601       4,067       2,659       2,322      1,878
----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, December 31                     $    14,575 $    13,086 $    12,357 $    10,930 $   10,264
======================================================================================================================

Allocation of allowance for loan losses at December 31:
   Commercial                                              $    11,232 $     8,846 $     7,950 $     5,992 $    5,164
   Real estate                                                   1,234       1,617       1,602       1,112      1,557
   Consumer                                                      1,594       2,075       2,447       2,701      2,161
   Overdrafts                                                      283         206           -           -          -
   Credit card                                                     232         342         358         432        434
   General risk                                                      -           -           -         693        948
-------------------------------------------------------------------------------------------------------------------------
         Total                                             $    14,575 $    13,086 $    12,357 $    10,930 $   10,264
======================================================================================================================



(Dollars in Thousands)                                         2003        2002        2001        2000       1999
Ratio of net chargeoffs to average total loans:
   Commercial                                                     0.08%       0.23%       0.12%       0.10%      0.04%
   Real estate                                                    0.04        0.03        0.02        0.01       0.01
   Consumer                                                       0.08        0.08        0.12        0.10       0.11
   Overdrafts                                                     0.08        0.09           -           -          -
   Credit card                                                    0.02        0.02        0.03        0.02       0.03
-------------------------------------------------------------------------------------------------------------------------
         Total                                                    0.30%       0.45%       0.29%       0.23%      0.19%
=========================================================================================================================

Percent of loans to total loans at December 31:
    Commercial                                                    56.0%       46.1%      44.5%       42.1%       41.3%
    Real estate, mortgage                                         33.0        39.0       38.3        38.4        38.3
    Real estate, construction                                      2.3         1.9        1.9         2.8         2.1
    Consumer                                                       8.7        12.2       14.5        15.8        17.3
    Credit card                                                    0.0         0.8        0.8         0.9         1.0
------------------------------------------------------------------------------------------------------------------------
               Total                                            100.00%      100.0%     100.0%      100.0%      100.0%
========================================================================================================================

Nonperforming assets:
   Loans 90+ days past due                                 $       188 $       407 $       686 $       344 $      249
   Renegotiated loans                                                -       2,439         425         518        747
   Nonaccrual loans                                              6,556       4,617       4,380       4,280      1,109
-------------------------------------------------------------------------------------------------------------------------
         Total nonperforming loans                               6,744       7,463       5,491       5,142      2,105
=========================================================================================================================
   Other real estate owned                                         392         148         181          86        207
-------------------------------------------------------------------------------------------------------------------------
         Total nonperforming assets                        $     7,136 $     7,611 $     5,672$$$    5,228 $    2,312
=========================================================================================================================

Nonperforming loans as a percent of total loans                   0.73%       0.88%       0.71%       0.70%      0.32%
=========================================================================================================================

Nonperforming assets as a percent of total assets                 0.41%       0.55%       0.48%       0.46%      0.21%
=========================================================================================================================

Allowance for loan losses as a percent of total loans             1.59%       1.54%       1.60%       1.48%      1.56%
=========================================================================================================================

Allowance for loan losses as a percent of nonperforming
loans                                                            216.1%      175.3%      225.0%      212.6%     487.6%
=========================================================================================================================


Interest income on nonaccrual and renegotiated loans that would have been recorded under the original terms of the loans for 2003, 2002 and 2001 was $387,000 ($59,000 was actually recorded), $632,000 ($23,000 was actually recorded) and $328,000 ($9,000 was actually recorded), respectively.

Peoples discontinues the accrual of interest on loans when management believes collection of all or a portion of contractual interest has become doubtful, which generally occurs when a loan is 90 days past due. A nonaccrual loan is restored to accrual status when it is brought current, has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer in doubt.


LOAN MATURITIES AT DECEMBER 31, 2003:
                                                                   Due in
(Dollars in Thousands)                        Due in             One Year                Due
                                             One Year             Through               After
Loan Type                                     Or Less           Five Years           Five Years             Total
Commercial loans:
     Fixed                               $        23,839     $        46,538      $        14,991     $        85,368
     Variable                                     86,446              64,400              275,855             426,701
----------------------------------------------------------------------------------------------------------------------
      Total commercial loans                     110,285             110,938              290,846             512,069
----------------------------------------------------------------------------------------------------------------------
Real estate loans:
     Fixed                                         2,997              11,112               95,274             109,383
     Variable                                     34,458               6,786              172,155             213,399
----------------------------------------------------------------------------------------------------------------------
      Total real estate loans                     37,455              17,898              267,429             322,782
----------------------------------------------------------------------------------------------------------------------
Consumer loans:
     Fixed                                         6,361              64,326                7,117              77,804
     Variable                                        818                 897                  628               2,343
----------------------------------------------------------------------------------------------------------------------
      Total consumer loans                         7,179              65,223                7,745              80,147
----------------------------------------------------------------------------------------------------------------------
         Total loans                     $       154,919     $       194,059      $       566,020     $       914,998
======================================================================================================================




AVERAGE BALANCES AND ANALYSIS OF NET INTEREST INCOME:

(Dollars in Thousands)                 2003                             2002                              2001
                         Average      Income/  Yield/      Average     Income/  Yield/      Average     Income/   Yield/
                         Balance      Expense   Rate       Balance     Expense   Rate       Balance     Expense    Rate
                      ----------------------------------------------------------------------------------------------------
Securities (1):
Taxable               $    609,453  $   26,429   4.34%   $   298,850 $   17,615   5.89%   $   279,546 $   18,526    6.63%
Nontaxable (2)              66,232       4,433   6.69%        62,561      4,349   6.95%        39,461      2,800    7.09%
                      ------------- ----------- -------  ----------- ----------- -------  ------------  --------- --------
     Total                 675,685      30,862   4.57%       361,411     21,964   6.08%       319,007     21,326    6.68%

Loans (3) (4):
Commercial                 471,145      29,786   6.32%       386,812     26,620   6.88%       334,043     27,527    8.24%
Real estate (5)            324,778      22,970   7.07%       322,627     24,365   7.55%       296,908     24,713    8.32%
Consumer                    98,496       9,514   9.66%       115,292     11,527  10.00%       122,826     12,994   10.58%
Valuation reserve          (14,093)                          (12,779)                         (12,164)
                      ------------- ----------- -------  ----------- ----------- -------  ------------  --------- --------
     Total                 880,326      62,270   7.07%       811,952     62,512   7.70%       741,613     65,234    8.80%

Short-term Investments:
Interest-bearing
deposits
     in other banks          2,917          21   0.72%         2,041         28   1.35%         2,472         91    3.69%
Federal funds sold          15,453         164   1.06%         5,294         75   1.43%        13,499        544    4.03%
                      ------------- ----------- -------  ----------- ----------- -------  ------------  --------- --------
     Total                  18,370         185   1.01%         7,335        103   1.42%        15,971        635    3.98%
                      ------------- ----------- -------  ----------- ----------- -------  ------------  --------- --------
Total earnings assets    1,574,381      93,317   5.93%     1,180,698     84,579   7.16%     1,076,591     87,195    8.10%
Other assets               135,661                           107,623                           86,283
                      -------------                      -----------                      ------------
     Total assets     $  1,710,042                       $ 1,288,321                      $ 1,162,874
                      =============                      ===========                      ============
Deposits:
Savings               $    172,240  $    1,733   1.01%   $   116,512 $    1,731   1.49%   $    77,543 $    1,432    1.85%
Interest-bearing
     demand                272,800       2,667   0.98%       279,407      4,481   1.60%       275,331      8,768    3.18%
Time                       453,488      14,171   3.12%       393,676     15,945   4.05%       370,704     21,881    5.90%
                      ------------- ----------- -------  ----------- ----------- -------  ------------  --------- --------
     Total                 898,528      18,571   2.07%       789,595     22,157   2.81%       723,578     32,081    4.43%
                      ------------- ----------- -------  ----------- ----------- -------  ------------  --------- --------
Borrowed Funds:
Short-term                  54,219         793   1.46%        45,847        869   1.89%        71,504      3,241    4.53%
Long-term                  457,858      18,686   4.08%       236,251     12,290   5.20%       180,842     10,238    5.64%
                      ------------- ----------- -------  ----------- ----------- -------  ------------  --------- --------
     Total                 512,077      19,479   3.78%       282,098     13,159   4.65%       252,346     13,479    5.31%
                      ------------- ----------- -------  ----------- ----------- -------  ------------  --------- --------
Total interest-bearing
     liabilities         1,410,605      38,050   2.69%     1,071,693     35,316   3.29%       975,924     45,560    4.66%
                      ------------- ----------- -------  ----------- ----------- -------  ------------  --------- --------
Non-interest-bearing
     demand deposits       124,574                           100,740                           87,503
Other liabilities            8,223                             9,863                            8,758
                      -------------                      -----------                      ------------
     Total liabilities   1,543,402                         1,182,296                        1,072,185
     Stockholders'         166,640                           106,025                           90,689
           equity
                      -------------                      -----------                      ------------
Total liabilities
and stockholders'
equity                $  1,710,042                       $ 1,288,321                      $ 1,162,874
                      =============                      ===========                      ============
Interest rate spread                $   55,267   3.24%               $   49,263   3.87%               $   41,635    3.44%
                                    ==========  -------              ==========  -------              =========== --------
Interest income/earning assets                   5.93%                            7.16%                             8.10%
Interest expense/earning assets                  2.41%                            2.99%                             4.23%
                                               --------                          -------                          --------
Net yield on earning assets
     (net interest margin)                       3.52%                            4.17%                             3.87%
                                               ========                          =======                          ========


(1)  Average balances of investment securities based on carrying value.
(2) Computed on a fully-tax equivalent basis using a tax rate of 35%. Interest income was increased by $1,662; $1,612 and $1,087 for 2003; 2002 and 2001,
     respectively, for the impact of the tax equivalent adjustment.
(3) Nonaccrual and impaired loans are included in the average balances listed. Related interest income on nonaccrual loans prior to the loan being put on nonaccrual is included in loan interest income.
(4) Loan fees included in interest income for 2003; 2002 and 2001 were $698; $711 and $706, respectively. (5) Loans held for sale are included in the average balances listed. Related interest income on loans originated for sale prior to the loan being sold is included in real estate loan interest income.




RATE VOLUME ANALYSIS:
(Dollars in Thousands)
                                         Change from 2002 to 2003 (1)                   Change from 2001 to 2002 (1)
Increase (decrease) in:                Volume         Rate          Total             Volume         Rate          Total
---------------------------------------------------------------------------------------------------------------------------
Investment income: (2)
  Taxable                          $     14,450  $    (5,636)  $      8,814       $      1,225  $    (2,136)  $       (911)
  Nontaxable                                249         (165)            84              1,607          (58)         1,549
---------------------------------------------------------------------------------------------------------------------------
       Total                             14,699       (5,801)         8,898              2,832       (2,194)           638
---------------------------------------------------------------------------------------------------------------------------
Loan Income:
  Commercial                              5,460       (2,294)         3,166              3,998       (4,905)         (907)
  Real estate                               161       (1,556)        (1,395)             2,045       (2,393)         (348)
  Consumer                               (1,633)        (380)        (2,013)             (774)         (693)       (1,467)
---------------------------------------------------------------------------------------------------------------------------
       Total                              3,988       (4,230)          (242)             5,269       (7,991)       (2,722)
---------------------------------------------------------------------------------------------------------------------------
Short-term investments                      118          (36)            82              (241)         (291)         (532)
---------------------------------------------------------------------------------------------------------------------------
       Total interest income             18,805      (10,067)         8,738              7,860      (10,476)       (2,616)
===========================================================================================================================
Interest expense:
  Savings deposits                          668         (666)             2                618         (319)           299
  Interest-bearing demand
  deposits                                 (104)      (1,710)        (1,814)               128       (4,415)        (4,287)
  Time deposits                           2,201       (3,975)        (1,774)             1,286       (7,222)        (5,936)
  Short-term borrowings                     143         (219)           (76)              (905)      (1,467)        (2,372)
  Long-term borrowings                    9,508       (3,112)         6,396              2,936         (884)         2,052
---------------------------------------------------------------------------------------------------------------------------
       Total interest expense            12,416       (9,682)         2,734              4,063      (14,307)       (10,244)
==========================================================================================================================
       Net interest income         $      6,389  $      (385)  $      6,004       $      3,797  $      3,831  $      7,628
==========================================================================================================================

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the dollar amounts of the change in each.
(2) Presented on a fully-tax equivalent basis.



MATURITIES OF CERTIFICATES OF DEPOSIT $100,000 OR MORE AT DECEMBER 31:

(Dollars in Thousands)        2003       2002       2001       2000       1999
Under 3 months           $   10,316  $  11,559  $  15,478  $  17,430  $  12,261
3 to 6 months                18,964     23,793     25,279      6,871      8,275
6 to 12 months               40,701      9,277      7,515     16,639     23,174
Over 12 months               49,765     50,181     28,270     24,209     11,872
--------------------------------------------------------------------------------
         Total           $  119,746  $  94,810  $  76,542  $  65,149  $  55,582
================================================================================


ITEM 2.  PROPERTIES
-------------------

Peoples' sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property. Peoples Bank operates offices in Marietta (4 offices), Belpre (2 offices), Lowell, Lower Salem, Reno, Nelsonville (2 offices), Athens (3 offices), The Plains, Middleport, Rutland, Pomeroy (2 offices), Gallipolis, Cambridge (2 offices), Byesville, Quaker City, Flushing, Caldwell, Chesterhill, McConnelsville, Baltimore, Lancaster, Delaware and Granville, Ohio. In West Virginia, Peoples operates offices in Huntington, Parkersburg (3 offices), Vienna, Point Pleasant (2 offices), New Martinsville (2 offices) and Steelton. Office locations in Kentucky include Greenup, Flatwoods, South Shore, Grayson, Ashland (2 offices) and Russell.

Of the 49 banking offices, 12 are leased and the rest are owned. Rent expense on the leased properties totaled $349,000 in 2003. The following are the only properties that have a lease expiring on or before June 2005:

Location                 Address                          Lease Expiration Date
----------------------   -------------------------------  ---------------------
Kroger Office            Washington Square                    March 2004 (a)
                         Marietta, Ohio

New Martinsville         1142 South Bridge Street             March 2004 (a)
Wal-Mart Office          New Martinsville, West Virginia

Parkersburg Office       2107 Pike Street                     April 2004 (a)
                         Parkersburg, West Virginia

South Shore Office       4718 James Hannah Drive              August 2004
                         South Shore, Kentucky

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

None.


EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------

Pursuant to General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following information regarding Peoples' executive officers is included as an unnumbered item in Part I of this Form 10-K in lieu of being included in the Peoples' definitive Proxy Statement relating to Peoples' Annual Meeting of Shareholders to be held April 8, 2004 ("Peoples' 2004 Definitive Proxy Statement").

In addition to Robert E. Evans, Chairman of the Board, President and Chief Executive Officer, and Mark F. Bradley, Chief Operating Officer, whose Item 401(b) information is included in Peoples' 2004 Definitive Proxy Statement under "Election of Directors," the executive officers of Peoples are as follows as of February 16, 2004:

Name                     Age    Position
---------------------    ---    ----------------------------------------------
David B. Baker            57    Executive Vice President
John (Jack) W. Conlon     58    Chief Financial Officer and Treasurer
Larry E. Holdren          56    Executive Vice President
Carol A. Schneeberger     47    Executive Vice President/Operations
Joseph S. Yazombek        50    Executive Vice President/Chief Lending Officer

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

Mr. Yazombek was appointed Executive Vice President/Chief Lending Officer of Peoples in January 2000. Mr. Yazombek has also held the position of Executive Vice President and Chief Lending Officer of Peoples Bank since October 1998. He was an Executive Vice President of Peoples Bank's Consumer and Mortgage Lending areas from May 1996 to October 1998, where he also directly managed Peoples Bank's collections efforts. Mr. Yazombek joined Peoples Bank in 1983 and served as a real estate lender until May 1996.

Each executive officer of Peoples details above is appointed by the Board of Directors and serves at the pleasure of the Board.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
---------------------------------------------------------------------

Peoples' common shares are traded on The NASDAQ National Market under the symbol PEBO. At December 31, 2003, Peoples had 1,330 stockholders of record. The table presented below provides the high and low bids for Peoples' common shares and the cash dividends per share declared for the indicated periods. Bid information has been obtained directly from The NASDAQ National Market. All per share information has been retroactively adjusted for a 5% stock dividend issued August 29, 2003.

                                                          Dividends
                           High Bid          Low Bid      Declared
    2003
    Fourth Quarter       $   30.17      $   26.92      $   0.180
    Third Quarter            28.45          23.53          0.170
    Second Quarter           24.99          21.10          0.152
    First Quarter            25.24          19.45          0.143

    -------------------------------------------------------------

    2002
    Fourth Quarter       $   28.57      $   21.77      $   0.143
    Third Quarter            30.12          21.90          0.143
    Second Quarter           28.57          20.87          0.143
    First Quarter            21.34          15.80          0.130

    -------------------------------------------------------------

Peoples plans to continue to pay quarterly cash dividends, subject to certain regulatory restrictions described in Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, as well as the "Limits on Dividends" section under Item 1 of this Form 10-K.

The following table details Peoples' repurchases and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) of Peoples' common shares during the three months ended December 31, 2003:


           Period               (a)                  (b)                  (c)                    (d)
                                                                     Total Number of      Maximum Number of
                                                                     Common Shares       Common Shares that
                                                                  Purchased as Part of   May Yet Be Purchased
                          Total Number of    Average Price Paid    Publicly Announced     Under the Plans or
                          Shares Purchased        per Share      Plans or Programs (1)      Programs (1)(2)
October 1 - 31, 2003             12,439(3)         $27.83(3)             11,100              197,460
November 1 - 30, 2003            50,200            $27.98                50,200              158,360
December 1 - 31, 2003               474(4)         $29.09(4)                  -                   -(5)
--------------------------------------------------------------------------------------------------------------
Total                            63,113            $27.96                61,300                   -
==============================================================================================================

     (1) Information reflects solely the 2003 Stock Repurchase Plan announced on March 13, 2003, which authorized the repurchase of 315,000 common shares. The 2003 Stock Repurchase Plan expired on December 31, 2003.

     (2) Information reflects maximum number of common shares that may be purchased at the end of the period indicated.

     (3) Includes an aggregate of 1,339 common shares purchased in open market transactions at an average price of $27.52 by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust holding assets to provide payment of the benefits under the Peoples Bancorp Inc. Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the "Rabbi Trust").

     (4) Information reflects solely common shares purchased by Peoples Bank for the Rabbi Trust.

     (5) The 2003 Stock Repurchase Plan expired on December 31, 2003, and as such, no additional common shares could be purchased under that plan at the end of the period. However, Peoples is authorized to repurchase up to 425,000 of its common shares, with an aggregate purchase price of not more than $13.0 million, in 2004 under the 2004 Stock Repurchase Plan announced December 17, 2003, which expires December 31, 2004.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

The information below has been derived from Peoples' Consolidated Financial Statements.

(Dollars in Thousands, except Per Share Data)           2003            2002           2001            2000            1999
Operating Data For the year ended:
Total interest income                                     91,655   $     82,968   $      86,107   $     85,129   $      72,346
Total interest expense                                    38,050         35,316          45,560         47,427          36,063
Net interest income                                       53,605         47,652          40,547         37,702          36,283
Provision for loan losses                                  3,601          4,067           2,659          2,322           1,878
Net (loss) gains on securities transactions               (1,905)           216              29             10            (104)
Other income exclusive of securities transactions         19,443         15,020          10,621          8,900           7,478
Goodwill and other intangible asset amortization           1,493            646           2,347          2,284           2,639
Other expense                                             44,410         32,975          28,479         26,172          23,598
Net income                                                16,254   $     18,752   $      12,335   $     11,126   $      10,718

---------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data
At year end:
Total assets                                           1,736,104   $  1,394,361   $   1,193,966   $  1,135,834   $   1,075,450
Total intangible assets                                   48,705         30,738          17,010         17,848          20,154
Investment securities                                    641,464        412,100         330,364        330,521         328,306
Net loans                                                900,423        836,697         760,499        726,035         649,569
Total deposits                                         1,028,530        955,877         814,368        757,621         728,207
Short-term borrowings                                    108,768         39,083          56,052        119,915          87,439
Long-term borrowings                                     388,647        212,929         192,448        138,511         150,338
Junior subordinated notes                                 29,177         29,090          29,056         29,021          28,986
Stockholders' equity                                     170,880        147,183          93,854         83,194          72,874
Tangible assets (1)                                    1,687,399      1,363,623       1,176,956      1,117,986       1,055,296
Tangible equity (2)                                      122,175   $    116,445   $      76,844   $     65,346   $      52,720

---------------------------------------------------------------------------------------------------------------------------------

Significant Ratios
Return on average assets                                    0.95 %         1.46 %          1.06 %         1.02 %          1.09 %
Return on average stockholders' equity                      9.75          17.69           13.60          14.92           13.27
Net interest margin                                         3.52           4.17            3.87           3.82            4.15
Non-interest income leverage ratio (3)                     48.68          45.77           37.29          34.01           31.69
Efficiency ratio (4)                                       51.06          51.24           54.50          54.94           52.41
Average stockholders' equity to average assets              9.74           8.23            7.80           6.84            8.20
Average loans to average deposits                          87.42          92.63           92.93          94.37           85.12
Allowance for loan losses to total loans                    1.59           1.54            1.60           1.48            1.56
Risk-based capital ratio                                   15.43          16.79           14.21          14.21           14.30
Dividend payout ratio                                      42.06 %        24.91 %         33.08 %        33.06 %         31.78 %

---------------------------------------------------------------------------------------------------------------------------------

Per Share Data(5)
Net income per share - Basic                                1.56   $       2.25   $        1.49   $       1.34   $        1.23
Net income per share - Diluted                              1.52           2.19            1.47           1.33            1.20
Cash dividends paid                                         0.65           0.56            0.49           0.44            0.39
Book value at end of period                                16.11          14.97           11.43          10.09            8.71
Tangible book value at end of period (6)                   11.76   $      11.85   $        9.36   $       7.93   $        6.30
Weighted-average shares outstanding:
     Basic                                            10,433,708      8,329,109       8,277,035      8,288,498       8,697,933
     Diluted                                          10,660,083      8,557,591       8,403,773      8,385,504       8,923,891
Common shares outstanding at end of period:           10,603,792      9,829,965       8,213,115      8,245,127       8,369,714

---------------------------------------------------------------------------------------------------------------------------------

     (1)  Total assets less goodwill and other intangible assets.

     (2)  Total stockholders' equity less goodwill and other intangible assets.

     (3) Non-interest income (less securities and asset disposal gains) as a percentage of non-interest expense (less intangible amortization).

     (4) Non-interest expense (less intangible amortization) as a percentage of fully-tax equivalent net interest income plus non-interest income.

     (5)  Adjusted for all stock dividends and splits.

     (6) Tangible book value per share reflects capital calculated for banking regulatory requirements and excludes balance sheet impact of intangible assets acquired through purchase accounting for acquisitions.


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

Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency. Peoples Bank offers complete financial products and services through 49 financial service locations and 32 ATMs in Ohio, West Virginia and Kentucky. Peoples Bank's e-banking service, Peoples OnLine Connection, can be found on the Internet at www.peoplesbancorp.com (this uniform resource located, or URL, is an inactive textual reference only and is not intended to incorporate Peoples' website into this Form 10-K). Peoples Bank provides an array of financial products and services to customers that include traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. Peoples Insurance offers investment and insurance products. Peoples provides services through ordinary walk-in offices and automobile drive-in facilities, automated teller machines, banking by phone, and the Internet.

Peoples Bank also makes available other financial services through Peoples Financial Advisors, which provides customer-tailored solutions for fiduciary needs, investment alternatives, financial planning, retirement plans, and other asset management needs. Brokerage services are offered exclusively through Raymond James Financial Services, Inc., member National Association of Securities Dealers/Securities Investor Protection Corporation and an independent broker/dealer, located at Peoples Bank offices.

Peoples Investment Company and Peoples Capital Corporation were formed in 2001 to allow management to better deploy investable funds and provide new opportunities to make investments that are either limited or restricted at the bank level, including, but not limited to, low-income housing tax credit funds.

This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, as well as the ratios and statistics, contained elsewhere in this Form 10-K.

References will be found in this Form 10-K to the following transactions that have impacted or will impact Peoples' results of operations:

     o As discussed in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, Peoples completed its acquisition of Kentucky Bancshares Incorporated ("Kentucky Bancshares"), the holding company of Kentucky Bank & Trust, on May 9, 2003. In addition, Peoples Bank closed an office at 404 Ferry Street in Russell, Kentucky, concurrent with this acquisition. Peoples Bank also closed its Catlettsburg, Kentucky, office on October 17, 2003, due to the proximity of the acquired Ashland, Kentucky, office. Peoples also completed the acquisition of a banking center in Malta, Ohio, on October 4, 2002, and First Colony Bancshares, Inc. ("First Colony"), the holding company of The Guernsey Bank, f.s.b., on June 14, 2002.

     o In December 2003, Peoples Bank entered into an agreement to sell its existing credit card portfolio to InfiCorp Holdings, Inc. ("InfiCorp"). Preliminary settlement of the sale occurred on December 31, 2003, which resulted in Peoples recognizing a pre-tax gain, net of expenses, of $1.2 million, or $0.08 per diluted share after-tax. Final settlement of the sale occurred in the first quarter of 2004, with conversion of the portfolio expected to be completed in the second quarter of 2004. Peoples Bank will continue to serve the credit card needs of its customers through the transition period. In addition to the sale, Peoples Bank and InfiCorp entered into a joint marketing agreement to serve the future credit card needs of Peoples' customers and prospective customers.

     o In December 2003, Peoples sold $55 million of mortgage-backed investment securities due to the high rate of prepayments on those securities and the corresponding downward pressure on yields from accelerated amortization of bond premiums. Peoples reinvested the proceeds from the sales into other mortgage-backed securities that are anticipated to produce a higher yield with estimated lives similar to those of the securities that were sold (collectively, the "Investment Portfolio Restructuring"). As a result of the sales, Peoples recognized a pre-tax loss of $1.9 million, or $0.12 per share after-tax. Approximately $27 million of the reinvestment settled in late December 2003, with the remaining reinvestment of approximately $26 million settling in late January 2004.

     o On December 17, 2003, Peoples announced the authorization to repurchase up to 425,000, or approximately 4%, of Peoples' outstanding common shares in 2004 from time to time in open market or privately negotiated transactions ("2004 Stock Repurchase Program"). The repurchases are eligible to be used for projected exercises of stock options granted under Peoples' stock option plans, projected purchases of common shares for Peoples' deferred compensation plans, and other general corporate purposes. The timing of the purchases and the actual number of common shares purchased are dependent on market conditions and limitations imposed by applicable federal securities laws. The 2004 Stock Repurchase Program expires December 31, 2004, and will not exceed an aggregate purchase price of $13 million.

     o On December 16, 2003, Peoples prepaid $63 million of long-term, convertible rate borrowings from the Federal Home Loan Bank ("FHLB") and reborrowed the funds using a short-term, repurchase agreement advance (collectively, the "Long-Term Debt Restructuring"). The early repayment of the long-term borrowings resulted in Peoples incurring a pre-tax charge of $6.8 million for prepayment penalties, or $0.46 cents per share after-tax. The prepaid borrowings had a weighted-average rate of 5.14% and weighted-average remaining maturity of 5.4 years. The new short-term advance has a significantly lower initial interest rate, yet has somewhat similar interest rate sensitivity characteristics in a rising interest rate environment.

     o On March 13, 2003, Peoples announced the authorization to repurchase up to 315,000, or approximately 3%, of Peoples' then outstanding common shares from time to time in open market or privately negotiated transactions ("2003 Stock Repurchase Program"). The common shares repurchased have been, and will be, used for projected exercises of stock options granted under Peoples' stock option plans, a portion of the consideration to be paid in acquisitions, and other general corporate purposes. During 2003, Peoples repurchased 156,640 common shares under the 2003 Stock Repurchase Program, which expired on December 31, 2003.

     o On December 19, 2002, Peoples Bancorp Inc. completed the sale of 1,512,000 common shares through a firm commitment underwritten offering and on January 3, 2003, sold an additional 226,800 common shares in conjunction with the option granted to the underwriters to cover over-allotments (collectively, the "Common Stock Offering"). The Common Stock Offering generated new capital totaling $36.9 million after offering expenses. In January 2003, Peoples Bancorp used $16 million of the net proceeds to increase Peoples Bank's capital position. The remaining net proceeds were used for general corporate purposes and management of corporate liquidity.

     o In December 2002, Peoples initiated an investment growth strategy to offset the dilutive impact of the Common Stock Offering; thereby leveraging Peoples' increased capital levels ("Investment Growth Strategy"). As a result of this Investment Growth Strategy, total earning assets, particularly mortgage-backed investment securities, increased by $260 million in January 2003 compared to the year-end 2002 balance. Peoples funded the investment purchases with $187 million of wholesale market repurchase agreements at an average cost of 2.92%, $58 million of FHLB advances at an average cost of 2.15% and $15 million from the Common Stock Offering. In March 2003, Peoples purchased an additional $20 million of mortgage-backed investment securities as part of this strategy. This purchase was primarily funded by an $18.6 million wholesale market repurchase agreement at a rate of 2.09%, with the remainder from available corporate funds.

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

Income Recognition
------------------
Peoples recognizes interest income by methods conforming to US GAAP that include general accounting practices within the financial services industry. Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding, including yield adjustments resulting from the amortization of loan costs and premiums on investment securities and accretion of loan fees and discounts on investment securities. Since mortgage-backed securities comprise a sizable portion of Peoples' investment portfolio, a significant increase in principal payments on those securities negatively impacts interest income due to the corresponding acceleration of bond premium amortization.

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

The amount of the allowance for loan losses for the various loan types represents management's estimate of expected losses from existing loans based upon specific allocations for individual lending relationships and historical loss experience for each category of homogeneous loans. The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation requires management to make estimates of the amounts and timing of future cash flows on impaired loans, which consists primarily of nonaccrual and restructured loans. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, credit cards, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. Consistent with the evaluation of allowances for homogenous loans, allowances relating to the Overdraft Privilege program are based upon management's monthly analysis of accounts in the program. This analysis considers factors that could affect future losses on existing accounts, including historical loss experience and length of overdraft.

There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses of $14.6 million at December 31, 2003, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans.

Investment Securities
---------------------
Investment securities are initially recorded at cost, which includes premiums and discounts if purchased at other than par or face value. Peoples amortizes premiums and accretes discounts as an adjustment to interest income over the estimated life of the security. The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method.

Management determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that Peoples has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to Peoples' liquidity needs, changes in market interest rates, and asset-liability management strategies, among other considerations. Available-for-sale securities are reported at estimated fair value, with unrealized holding gains and losses reported in stockholders' equity as a separate component of other comprehensive income, net of applicable deferred income taxes.

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management systematically evaluates Peoples' investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and Peoples' ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. For the year ended December 31, 2003, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

Goodwill and Other Intangible Assets
------------------------------------
Over the past several years, Peoples has grown through mergers and acquisitions accounted for under the purchase method of accounting. Under the purchase method, Peoples' is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. Effective June 30, 2002, all future acquisitions must be accounted for under the purchase method of accounting as a result of Statement of Financial Accounting Standards No. 141, "Business Combinations."

The determination of fair value and subsequent allocation of the cost of an acquired company generally involves management making estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. In addition, the valuation and amortization of intangible assets representing the present value of future net income to be earned from customers (commonly referred to as "customer relationship intangibles" or "core deposit intangibles") requires significant judgment and the use of estimates by management. While management feels the assumptions and variables used to value recent acquisitions were reasonable, the use of different, but still reasonable, assumptions could produce materially different results.

Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"), establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. In addition, Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS 147"), establishes standards for unidentifiable intangible assets acquired specifically in branch purchases that qualify as business combinations. At December 31, 2003, Peoples had $6.7 million of core deposit and trust relation intangible assets, subject to amortization, and $41.4 million of goodwill, not subject to periodic amortization.

Customer relationship intangibles are required to be amortized over their expected useful life. The method of amortization should reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. Since Peoples' acquired customer relationships are subject to routine customer attrition, the relationships are more likely to produce greater benefits in the near-term than in the long-term, which would typically necessitate the use of an accelerated method of amortization for the related intangible assets. Management is required to evaluate the useful life of customer relationship intangibles to determine if events or circumstances warrant a change in the estimated life. Should management determine in future periods the estimated life of any intangible asset is shorter than originally estimated, Peoples would be required to adjust the amortization of that asset, which could increase future amortization expense.

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

Under US GAAP in effect through December 31, 2001, Peoples amortized goodwill on a straight-line basis over periods ranging from ten to fifteen years. Effective January 1, 2002, Peoples was no longer required to amortize previously recorded goodwill but must perform an annual assessment for impairment as a result of adopting SFAS 142 and SFAS 147.

Peoples has reviewed its goodwill assets and has concluded the recorded value of goodwill was not impaired as of December 31, 2003. There are many assumptions and estimates underlying the determination of impairment and using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude that impairment indicators exist and Peoples' goodwill is impaired, which would result in Peoples' recording an impairment loss. Any resulting impairment loss could have a material, adverse impact on Peoples' financial condition and results of operations.



                              RESULTS OF OPERATION


OVERVIEW OF THE INCOME STATEMENT
--------------------------------
In 2003, Peoples' net income was $16,254,000, or $1.52 per diluted share, down from $18,752,000, or $2.19 per diluted share, a year ago. Earnings in 2003 were reduced by $5,648,000, or $0.53 per diluted share, of after-tax net charges resulting from balance sheet restructuring in December 2003, which included the Long-Term Debt Restructuring, Investment Portfolio Restructuring and sale of the credit portfolio, and merger costs incurred in the first half of 2003. Peoples' lower earnings per share in 2003 were attributable to continued net interest margin compression resulting from assets repricing downward, coupled with additional common shares outstanding. Alternatively, net income in 2002 was positively impacted by Peoples' repurchase of $7.0 million of trust preferred securities issued by PEBO Capital Trust I, at a significant discount, resulting in an after-tax gain of $410,000, or $0.04 per diluted share.

For the year ended December 31, 2003, net interest income totaled $53,605,000 and net interest margin was 3.52% compared to $47,652,000 and 4.17% for the same period in 2002. Recent acquisitions, coupled with the Investment Growth Strategy in the first quarter of 2003, increased earning assets and produced higher levels of net interest income in 2003. Net interest margin compression was the result of declining yields on earning assets and limited opportunities for Peoples to lower its costs of funds in this low interest rate environment.

Other income grew 15% in 2003 compared to the prior year, totaling $17,538,000. This increase was attributable to higher deposit service charge income and mortgage banking revenues, while revenues from Peoples' e-banking services and fiduciary activities were also significant contributors. Other income was impacted by securities transactions and asset disposals, which resulted in a net loss of $2,166,000 in 2003 versus a net gain of $144,000 in 2002, as well as the gain of $1,423,000 on the sale of the credit card portfolio.

Non-interest expense was $45.9 million in 2003, up from $33.0 million for the year ended December 31, 2002. A significant portion of this increase is the result of prepayment penalties of $6.9 million in conjunction with the Long-Term Debt Restructuring and increased intangible asset amortization of $0.8 million. The remaining increased from the prior year was largely attributable to additional salaries and benefit costs and other operating expenses incurred as a result of the Kentucky Bancshares acquisition and a full-year impact of the First Colony acquisition completed in mid-2002.


INTEREST INCOME AND EXPENSE
---------------------------
Peoples derives a majority of its interest income from loans and investment securities and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue. Management periodically adjusts the mix of assets and liabilities, as well as the rates earned or paid on those assets and liabilities, in an attempt to manage and improve net interest income. However, factors that influence market interest rates, such as interest rate changes by the Federal Reserve Open Market Committee and Peoples' competitors, may have a greater impact on net interest income than adjustments made by management. Consequently, a volatile rate environment or extended periods of unusually low or high interest rates can make it extremely difficult to manage net interest margin and income in the short-term, much less anticipate and position the balance sheet for future changes.

On December 31, 2003, Peoples adopted the Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), as required. The adoption of FIN 46 caused Peoples to deconsolidate its subsidiary grantor trusts, which issued mandatorily redeemable preferred securities to third parties. As a result, Peoples now recognizes the junior subordinated debentures owned by the grantor trusts as liabilities on the balance sheet and the related expense as interest expense versus non-interest expense as it had been classified in the past. Peoples elected to apply the requirements of FIN 46 retroactively, as permitted, which resulted in the restatement of prior periods and certain financial ratios, including net interest margin. The adoption of FIN 46, and subsequent restatement, did not have any impact on Peoples' net income or stockholders' equity. Further information regarding Peoples' adoption of FIN 46 can be found in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K under the caption "New Accounting Pronouncements."

In 2003, net interest income grew 12% to $53,605,000, from $47,652,000 for 2002, largely attributable to enhanced interest income due to acquisitions and the Investment Growth Strategy. Interest income totaled $91,655,000 for the year ended December 31, 2003, up $8,687,000 (or 10%) compared to last year as a result of additional earning assets. This improvement was partially offset by increased interest expense, which totaled $38,050,000 in 2003 versus $35,316,000 in 2002, due mainly to borrowings used in the Investment Growth Strategy and interest-bearing deposits acquired through acquisitions.

Peoples earns a portion of its interest income from loans to, and investments issued by, states and political subdivisions. Since these revenues generally are not subject to income taxes, management believes it is more meaningful to analyze net interest income on a fully-tax equivalent ("FTE") basis, which adjusts interest income by converting tax-exempt income to the pre-tax equivalent of taxable income using an effective tax rate of 35%. In 2003, interest income was increased by $1,662,000 for the impact of the tax equivalent adjustment, resulting in FTE net interest income of $55,267,000, up $6,004,000 (or 12%) from $49,263,000 in 2002. The FTE yield on Peoples' earning assets was 5.93% and 7.16% in 2003 and 2002, respectively, while the cost of interest-bearing liabilities was 2.69% and 3.29% for the same periods, respectively. The lower asset yields and costs of funds reflect the impact of the sustained low interest rate environment.

Net interest margin serves as an important measurement of the net revenue stream generated by the mix and pricing of Peoples' earning assets and interest-bearing liabilities. Calculated by dividing FTE net interest income by average interest-earning assets, net interest margin was 3.52% in 2003 versus 4.17% in 2002. Peoples' net interest margin compressed throughout 2003 resulting from high volumes of prepayments in both the loan and investment portfolios and subsequent reinvestment of those funds at significantly lower rates, coupled with limited opportunities for management to lower Peoples' costs of funds, due to the current low rate environment. In the fourth quarter of 2003, net interest margin was 3.32%, down from 3.58% the prior quarter and 3.87% a year ago. The lower net interest margin in the fourth quarter was attributed to a combination of additional premium amortization on mortgage-backed securities and decreased interest income on prime based loans.

For the year ended December 31, 2003, earning assets averaged $1.57 billion, up $393.7 million compared to $1.18 billion last year. Net loans comprise the largest portion of Peoples' earning assets, averaging $880.3 million in 2003, up from $812.0 million in 2002 due to loans acquired in acquisitions. The FTE yield on net loans was 7.07% for the year ended December 31, 2003, versus 7.70% for the prior year, in response to customers refinancing higher rate loans and significant volumes of prime based commercial loan originations. Investment securities averaged $675.7 million in 2003 compared to $361.4 million in the prior year, with FTE yields of 4.57% and 6.08%, respectively. The Investment Growth Strategy implemented during the first quarter of 2003 accounted for virtually all of the increase in average balance and much of the decline in yield, due to the low interest rate environment. In addition, the high rate of prepayments on mortgage-backed securities through 2003 resulted in accelerated amortization of bond premiums and has caused Peoples to reinvest those prepayments in instruments with substantially lower yields.

Peoples' interest-bearing liabilities averaged $1.41 billion in 2003, up from $1.07 billion a year ago. Traditional deposits comprise the majority of Peoples' interest-bearing liabilities, averaging $898.5 million for the year ended December 31, 2003, compared to $789.6 million in 2002. This increase was due largely to deposits acquired as part of acquisitions. In 2003, the cost of funds from interest-bearing deposits was 2.07%, down from 2.81% in 2002 as a result of market rates remaining at low levels. However, the impact of the low market rates was partially offset by higher rates paid on longer-term certificates of deposit throughout 2003 as part of a strategy to shift to longer-term funding.

Peoples also utilizes a variety of borrowings as complementary funding sources to traditional deposits. In 2003, total borrowed funds averaged $512.1 million, up 82% from $282.1 million a year ago. The majority of the increase was attributable to borrowed funds used in the Investment Growth Strategy. While the increased volume produced additional interest expense in 2003, Peoples overall cost of borrowed funds dropped to 3.78% in 2003, from 4.65% last year, due to the low interest rate environment.

Peoples' main source of borrowed funds are short- and long-term advances from the FHLB. Short-term FHLB borrowings averaged $26.9 million in 2003 compared to $12.6 million a year ago, with an average cost of 1.47% and 1.82% for the same periods, respectively. The increased balance was attributable to short-term advances used in the Investment Growth Strategy. Average long-term FHLB borrowings were up $20.9 million (or 11%) compared to the prior year, totaling $219.2 million for the year ended December 31, 2003, while the average cost dropped to 4.64% from 4.83%. The increase in long-term FHLB advances was mainly due to management's efforts to secure longer-term funding in late 2002 and early 2003 in response to this period of low rates. The Long-Term Debt Restructuring in mid-December 2003 resulted in a lower balance of long-term FHLB advances at year-end 2003. Management intends to continue using a variety of FHLB borrowings to fund asset growth and manage interest rate sensitivity, as deemed appropriate. Additional information regarding Peoples' advances from the FHLB can be found later in this Discussion under the caption "Funding Sources" and in Notes 7 and 8 of the Notes to the Consolidated Financial Statements included in
Item 8 of this Form 10-K.

In addition to FHLB borrowings, Peoples also accesses national market repurchase agreements to diversify funding sources. Typically, these repurchase agreements are for terms of 90 days or less. However, Peoples utilized repurchase agreements with terms ranging from 2 to 5 years as part of the Investment Growth Strategy in an effort to match the term of the funding sources with the initial estimated life of the investments. In 2003, wholesale market term repurchase agreements averaged $200.0 million at an average cost of 2.91%, up from $8.4 million and an average cost of 3.70% a year ago, due mainly to the Investment Growth Strategy.

As is the case with most financial institutions, Peoples continues to experience net interest margin compression as a result of declining asset yields with limited flexibility for a corresponding decrease in rates paid on interest-bearing liabilities due in large part to market competition. While the balance sheet restructuring in the fourth quarter of 2003 is expected to have a positive impact on future net interest income and margin, the possibility of additional margin compression remains as long as rates remain at their current low levels. However, a sustained increase in interest rates in the near future could cause net interest income to increase modestly based on Peoples' interest rate risk position and asset-liability simulations at December 31, 2003. Even though management continues to focus on minimizing the impact of future rate changes on earnings, Peoples' net interest margin and income remain difficult to predict, and to manage, since changes in market interest rates and the timing of these changes remain uncertain.


PROVISION FOR LOAN LOSSES
-------------------------
Peoples' provision for loan losses was $3,601,000 in 2003, down 11% from $4,067,000 in the prior year. This decrease is due largely to Peoples' good asset quality and lower loan delinquencies. A portion of the provision relates to the Overdraft Privilege program, which totaled $781,000 and $877,000 in 2003 and 2002, respectively.

When expressed as a percentage of average loans, the provision was 0.40% in 2003 compared to 0.49% in 2002. Management believes the provisions were appropriate for the overall quality, inherent risk and volume concentrations of Peoples' loan portfolio. While the sale of the credit card portfolio in late 2003 could modestly lower Peoples' provision for loan losses, future provisions will continue to be based on management's quarterly procedural discipline described in the "Critical Accounting Policies" section of this Discussion.


GAINS AND/OR LOSSES ON SECURITIES TRANSACTIONS
----------------------------------------------
In 2003, Peoples recognized a net loss of $1,905,000 on the sale of investment securities compared to a net gain of $216,000 a year ago. The net loss in 2003 is largely the result of the Investment Portfolio Restructuring in the fourth quarter of 2003, while the net gain in 2002 was primarily the result of normal portfolio activity.


NON-INTEREST INCOME
-------------------
Peoples generates non-interest income from six primary sources: deposit account service charges, fiduciary activities, investment and insurance commissions, electronic banking ("e-banking"), mortgage banking and business owned life insurance ("BOLI"). In 2003, non-interest income was $17,538,000, up $2,302,000 (or 15%) from $15,236,000 a year ago. Peoples' enhanced non-interest income was primarily the result of higher deposit service charge income and mortgage banking revenues, with e-banking services and fiduciary activities also contributing to the increase. Excluding gains and losses on securities transactions, asset disposals and sale of the credit card portfolio, non-interest income grew 21% in 2003, totaling $18,281,000 compared to $15,092,000 in 2002.

Peoples' largest source of non-interest revenue remains service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided. In 2003, deposit account service charges totaled $8,192,000, up $1,216,000 (or 17%) from $6,976,000 in 2002. This increase was the result of higher volumes of overdraft and non-sufficient funds ("NSF") fees, combined with increased volumes in transaction accounts for which fees are charged and an overall increase in the number of checking accounts due to acquisitions. The increased activity caused overdraft and NSF fees to be up $857,000 (or 19%) and $377,000 (or 34%), respectively, in 2003 compared to a year ago. Management periodically evaluates its cost recovery fees to ensure the fees are reasonable based on operational costs, as well as similar fees charged in Peoples' markets. Due to greater costs and inherent risks associated with deposit account operations, Peoples has increased certain cost recovery fees effective January 1, 2004, which should add to deposit account service charge income in 2004, assuming volumes remain stable.

Peoples' fiduciary revenues improved $884,000 (or 36%) in 2003, totaling $3,363,000 versus $2,479,000 a year ago. These increases are largely attributable to a one-time trust fee of $341,000 earned in the third quarter from accounts entitled to a large, special dividend, as well as an increase in trust assets under management due to the Kentucky Bancshares acquisition. The relative performance of equity markets, upon which a significant portion of fiduciary fees is based, will continue to influence Peoples' fiduciary revenues.

Late in 2002, Peoples began selling long-term, fixed rate real estate loans into the secondary market and expanded its mortgage banking activities throughout 2003. In 2003, mortgage banking produced revenues of $1,352,000 compared to $157,000 a year ago. A combination of Peoples' expanded focus and consumers' increased demand for fixed rate, long-term interest rate mortgage products increased lending opportunities, as customers financed home purchases and refinanced existing loans. Non-interest revenues benefited from this combination. The following table details Peoples' mortgage banking activity:

                                     Mortgage
                                     Banking    Mortgage      Number of
   (Dollars in thousands)            Income     Loans Sold   Mortgages Sold
   Fourth quarter of 2003         $   385     $   13,161         159
    Third quarter of 2003             400         24,983         305
   Second quarter of 2003             337         19,300         211
    First quarter of 2003             230          9,999         103
   Fourth quarter of 2002             135          6,091          60
    Third quarter of 2002              22          1,110          13

Although it appears the real estate loan refinancing boom may have peaked, mortgage banking is a key part of Peoples' loan-term business strategy. Further information regarding Peoples' mortgage banking activities can be found later in this discussion under "Loans."

Peoples offers various e-banking services, including ATM and debit cards, direct deposit services and Internet banking, as alternative delivery channels to traditional sales offices for providing services to clients. Peoples' electronic banking services generated revenues of $2,055,000, an increase of $326,000 (or 19%) compared to $1,729,000 in 2002. This increased revenue was the result of Peoples' customers utilizing debit cards to complete more of their payment transactions. In 2003, Peoples' customers completed over $92 million of debit card transactions, up from $67 million in 2002.

Effective August 1, 2003, Peoples, as well as other financial services companies, experienced a reduction in fees earned on certain debit card transactions as a result of the VISA and MasterCard litigation settlement. Despite the reduced fee structure, Peoples' e-banking revenues remained strong in the second half of 2003, totaling $538,000 and $534,000 in the fourth and third quarters of 2003, compared to $483,000 and $464,000 for the same periods in 2002, respectively. Management currently does not plan to implement new fees for customers using its debit cards to offset any decline in revenues but rather, plans to partially offset the reduced income stream by continuing to grow core deposits, issuing more debit cards, and encouraging customers to use their debit cards as a convenient way to do their banking.

Insurance and investment commissions totaled $1,465,000 in 2003 versus $1,966,000 in 2002. The decline in insurance and investment income is largely attributable to lower volumes of fixed annuity sales and related commission income. In addition, decreased consumer lending opportunities in 2003 impacted Peoples' credit life and accident and health ("A&H") insurance commissions. The following table details Peoples' insurance and investment commissions:

(Dollars in thousands)                     2003           2002          2001
Property and casualty insurance      $      452    $       376    $      282
Fixed annuities                             444          1,023           438
Brokerage                                   286            208           315
Life and health insurance                   152            180           221
Credit life and A&H insurance               131            179           160
Reinsurance revenues                          -              -            88
-----------------------------------------------------------------------------
Total                                $    1,465    $     1,966    $    1,504
=============================================================================

Peoples' BOLI investment enhances operating efficiency by offsetting rising employee benefit costs. In 2003, BOLI income totaled $1,403,000 compared to $1,471,000 in 2002. Management believes the BOLI yields should continue to provide a better return for funding future benefit costs than alternative investment opportunities with similar or lesser risk characteristics.


NON-INTEREST EXPENSE
--------------------
In 2003, non-interest expense totaled $45,903,000, up $12,913,000 (or 39%) from $32,990,000 a year ago. The FHLB prepayment penalties accounted for over half of this increase, while $847,000 of additional intangible asset amortization due to recent acquisitions also significantly contributed to the increase. Excluding the impact of early debt extinguishment and intangible amortization, non-interest expense rose 14% in 2003 compared to the prior year largely attributable to additional expenses incurred as a result of the Kentucky Bancshares acquisition and a full-year impact of the First Colony acquisition completed in mid-2002.

Salaries and benefits remain Peoples' largest operating expense, which is inherent in a service-based industry such as financial services. For the year ended December 31, 2003, salaries and benefits grew $1,536,000 (or 8%) to $19,636,000, from $18,100,000 in 2002. Most of the increase was due to the addition of approximately 70 new associates in conjunction with acquisitions. At December 31, 2003, Peoples had 511 full-time equivalent associates, up from 462 at year-end 2002. Management will continue to leverage Peoples' resources in an effort to optimize customer service and produce additional future revenue streams.

Recent investments in technology and acquisitions have produced additional net occupancy and equipment expenses, in particular depreciation expense. In 2003, net occupancy and equipment expenses totaled $4,561,000 versus $3,915,000 last year. The continued investment in technology has enhanced Peoples' ability to serve clients and satisfy their financial needs, while acquisitions have allowed Peoples to expand its customer base for economies of scale.

Data processing and software costs totaled $1,596,000 in 2003, up 32% from a year ago. The higher level of data processing and software costs is attributable to an increase in software licensing fees in response to additional office locations and users of key software packages. Beginning in the third quarter of 2003, Peoples began amortizing its $1.8 million investment in Customer Relationship Management ("CRM") and profitability systems, the majority of which was software related costs. The total investment is estimated to be amortizable over a 7-year period. While this investment will add future expense, these new systems and processes will be a strategic part of Peoples' sales and marketing efforts for many years and is consistent with management's long-term focus to build the best process to grow revenues.

Professional fees, which include fees for accounting, legal and other professional services, totaled $1,938,000 in 2003, down $49,000 (or 2%) compared to $1,987,000 a year ago. Included in Peoples' professional fees are consulting fees paid for the implementation of the Overdraft Privilege program in December 2001. These costs, which are based on the net improvement in overdraft fee income, totaled $523,000 in 2003 versus $489,000 for the 9 months that the fee was paid in 2002. In the fourth quarter of 2003, these consulting fees were $137,000 versus $154,000 a year ago, as the fee percentage was reduced beginning in March 2003 and will terminate at the end of the first quarter of 2004.

Peoples is subject to state franchise taxes, which are based largely on Peoples Bank's equity. In 2003, franchise taxes totaled $1,126,000, a 51% increase over last year's total of $745,000. This increase is attributable to additional equity at Peoples Bank, which was due largely to equity added by the Kentucky Bancshares and First Colony acquisitions and the $16 million capital contribution from Peoples. Despite the increased franchise taxes, management believes Peoples Bank's stronger capital level positions Peoples for strategic growth. In addition, management regularly evaluates the capital position of Peoples' other direct and indirect subsidiaries and seeks to maximize Peoples' consolidated capital position through appropriate capital allocation designed to enhance profitability and shareholder value.

Management uses the non-interest leverage ratio as a measurement of non-interest expense leverage. For the year ended December 31, 2003, the non-interest leverage ratio was 48.7% compared to 45.8% a year ago. This improvement in the non-interest leverage ratio reflects Peoples' ability to increase revenues without a corresponding increase in operating expenses. Management's strategic goals include achieving and maintaining a non-interest leverage ratio greater than 50%.

The non-interest ratio is defined as non-interest income as a percentage of operating expenses, which excludes gains and losses on securities transactions, asset disposals, early debt extinguishment, and sale of the credit card portfolio, as well as intangible asset amortization. The followings details the components of the non-interest leverage ratio calculation for the year ended December 31:

(Dollars in Thousands)                                    2003            2002

Total other income, as reported                    $    17,538     $    15,236
Add: Loss on asset disposals                               261              72
      Loss on securities transactions                    1,905               -
Deduct: Gain on securities transactions                      -             216
         Gain on sale of credit card portfolio           1,423               -
-------------------------------------------------------------------------------
Adjusted total other income                             18,281          15,092
===============================================================================

Total other expense, as reported                        45,903          32,990
Add: Gain on early debt extinguishment                       -             631
Deduct: Loss on early debt extinguishment                6,858               -
         Amortization of other intangible assets         1,493             646
-------------------------------------------------------------------------------
Adjusted total other expense                            37,552          32,975
===============================================================================


RETURN ON EQUITY
----------------
In 2003, Peoples' return on equity ("ROE") was 9.75% versus 17.69% a year ago. The lower ROE is primarily the result of decreased earnings from balance sheet restructuring charges in the fourth quarter, coupled with higher average equity generated by the Common Stock Offering, and the Kentucky Bancshares acquisition. Average equity was $166.6 million for 2003, a $60.6 million (or 57%) increase over the $106.0 average equity for 2002. Management uses ROE to evaluate Peoples' long-term performance. However, management believes earnings per share ("EPS") serves as a more meaningful measurement of short-term performance due to the volatility that can occur to equity from changes in the estimated fair values of Peoples' investment portfolio.


RETURN ON ASSETS
----------------
Return on assets ("ROA") was 0.95% in 2003 compared to 1.46% in 2002. The reduction in ROA is primarily due to Peoples' lower earnings and an increase in total average assets from the Investment Growth Strategy and Kentucky Bancshares acquisition. Average assets were $1.71 billion in 2003 compared to 2002's average balance of $1.29 million, a 33% increase. In recent years, Peoples' primary focus has shifted to EPS enhancement and ROE while reducing the emphasis on ROA as a key performance indicator. However, management continues to monitor ROA and considers it a measurement of Peoples' asset utilization.


INCOME TAX EXPENSE
------------------
Peoples' effective tax rate was 24.9% for the year ended December 31, 2003, compared to 27.4% a year ago. This decline resulted from tax-exempt interest income comprising a larger percentage of Peoples' income before taxes. Peoples also makes tax-advantaged investments in order to manage its effective tax rate and overall tax burden. At December 31, 2003, the amount of tax-advantaged investments included in Other Assets totaled $30.5 million compared to $28.7 million at December 31, 2002. This increase in tax-advantaged investments produced additional tax benefits, which also contributed to the reduction in Peoples' effective tax rate. Depending on economic and regulatory conditions, Peoples may make additional investments in various tax credit pools and other tax-advantaged assets.



                               FINANCIAL CONDITION


OVERVIEW OF BALANCE SHEET
-------------------------
At December 31, 2003, total assets were $1.74 billion compared to $1.39 billion at year-end 2002, due to an increase in investments and loans. The Investment Growth Strategy resulted in investment securities totaling $641.5 million at December 31, 2003, up $229.4 million (or 56%) since December 31, 2002. Gross loans were $915.0 million year-end 2003, up $65.2 million (or 8%) since December 31, 2002, largely attributable to the Kentucky Bancshares acquisition. Goodwill and unamortized other intangible assets were $18.0 million higher at year-end 2003 compared to December 31, 2002, as a result of the Kentucky Bancshares acquisition.

Total liabilities were $1.57 billion at December 31, 2003, compared to $1.25 billion at year-end 2002, an increase of $318.0 million (or 26%). At December 31, 2003, deposits totaled $1.03 billion versus $955.9 million at year-end 2002, an increase of $72.7 million (or 8%). This increase was primarily the result of deposits acquired in the Kentucky Bancshares acquisition. Borrowed funds totaled $526.6 million at December 31, 2003, up from $281.1 million at December 31, 2002, due to borrowings used, for the most part, to fund the Investment Growth Strategy.

Stockholders' equity totaled $170.9 million at December 31, 2003, versus $147.2 million at December 31, 2002, an increase of $23.7 million (or 16%). The majority of this increase is due to common shares issued in conjunction with the Kentucky Bancshares acquisition and Common Stock Offering, which increased equity by $19.1 million.


CASH AND CASH EQUIVALENTS
-------------------------
Peoples considers cash and cash equivalents to consist of Federal funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid. The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs. At December 31, 2003, cash and cash equivalents totaled $73.4 million, up 32% compared to $55.6 million at December 31, 2002. This increase was attributable to a higher level of Federal funds sold. At December 31, 2003, Peoples had $44.0 million of Federal funds sold compared to $20.5 million at year-end 2002. This increase is attributable to Peoples placing accumulated funds from the investment portfolio and customer activity into Federal funds sold.

Cash and balances due from banks comprised a significant portion of Peoples' cash and cash equivalents. At December 31, 2003, cash and balances due from banks totaled $28.3 million, down from $34.0 million at year-end 2002. This decline was the result of fewer items in the process of collection at December 31, 2003.

Management believes the current balance of cash and cash equivalents, along with the availability of other funding sources, will allow Peoples to meet cash obligations, special needs and off-balance sheet commitments, specifically undrawn lines of credit, construction loans and letters of credit, as they come due. Peoples will actively manage the principal runoff from the investment and loan portfolios and seek to reinvest those funds appropriately, based on loan demand and investment opportunities, while maintaining adequate liquidity. Further information regarding Peoples' liquidity can be found later in this discussion under "Interest Rate Sensitivity and Liquidity."


INVESTMENT SECURITIES
---------------------
At December 31, 2003, the amortized cost of Peoples' investment securities totaled $634.8 million compared to $402.0 million at year-end 2002, while the market value of the investment portfolio was $641.5 million at December 31, 2003, up from $412.1 million at December 31, 2002. These increases were primarily the result of the Investment Growth Strategy initiated in December 2002 and implemented in the first quarter of 2003.

The difference in amortized cost and market value at December 31, 2003, resulted in unrealized appreciation in the investment portfolio of $6.7 million and a corresponding increase in Peoples' equity of $4.3 million, net of deferred taxes. In comparison, the difference in amortized cost and market value at December 31, 2002, resulted in unrealized appreciation of $10.1 million and an increase in equity of $6.4 million, net of deferred taxes.

Since December 31, 2002, Peoples' investment in US treasury securities and obligations of US government agencies and corporations, excluding mortgage-backed securities, has grown $36.8 million (or 128%). This increase is the result of management reallocating a portion of the runoff from the investment portfolio into US agency securities to maintain diversity within the portfolio, as well as Peoples acquiring approximately $21 million of US agency securities in the Kentucky Bancshares acquisition. Peoples' investment in mortgage-backed securities has grown significantly compared to year-end 2002 due to the Investment Growth Strategy.

In 2003, management took various actions to improve the performance of Peoples' investment securities portfolio in response to the high rate of prepayments on mortgage-backed securities and the corresponding downward pressure on yields due to accelerated amortization of bond premiums. Specifically, Peoples sold lower yielding mortgage-backed securities, due to increased prepayment speeds, in mid-2003 and late in the fourth quarter of 2003 and reinvested the proceeds into higher yielding instruments. Management expects the repositioning to improve both the yields and the timing of cash flows from the investment portfolio. Further information regarding Peoples' investment securities can be found in
Note 3 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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


LOANS
-----
Peoples Bank originates various types of loans, including commercial, financial and agricultural loans ("commercial loans"), real estate loans and consumer loans, focusing primarily on lending opportunities in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets. At December 31, 2003, gross loans totaled $915.0 million, up $65.2 million since year-end 2002. While this increase was primarily attributable to loans acquired in the Kentucky Bancshares acquisition, Peoples has also experienced internally generated commercial loan growth throughout 2003, which partially offset declines in real estate and consumer loan balances.

Commercial loan balances, including loans secured by commercial real estate, totaled $512.1 million at December 31, 2003, up $119.5 million (or 30%) from $392.5 million at year-end 2002. A significant portion of this increase in commercial loans is attributable to acquiring $49 million of commercial loans in the Kentucky Bancshares acquisition. Peoples also experienced internally generated growth from lending opportunities within Peoples' existing markets. Commercial loans continued to represent the largest portion of Peoples' total loan portfolio, comprising 56.0% and 46.1% of total loans at December 31, 2003 and December 31, 2002, respectively. The portion of commercial loan balances secured by commercial real estate, excluding construction loans, was $380.4 million at December 31, 2003, up from $289.6 million at December 31, 2002. Future commercial lending activities will be dependent on economic and related conditions, such as general demand for loans in Peoples' primary markets, interest rates offered by Peoples and normal underwriting requirements. In addition to in-market opportunities, Peoples will continue to lend selectively to creditworthy customers outside its primary markets.

While commercial loans comprise the largest portion of Peoples' loan portfolio, generating residential real estate loans remains a major focus of Peoples' lending efforts, whether the loans are ultimately sold into the secondary market or retained on Peoples' balance sheet. At December 31, 2003, real estate loans, which include construction loans but exclude loans secured by commercial real estate, totaled $322.8 million compared to $347.1 million at December 31, 2002, a decrease of $24.3 million (or 7%). This decline is due mainly to Peoples' increased secondary market activity, which was partially offset by Peoples acquiring $21 million of real estate loans in the Kentucky Bancshares acquisition. Real estate loans comprised 35.3% of Peoples' total loan portfolio at December 31, 2003, versus 40.9% at year-end 2002. Included in real estate loans are home equity credit line balances of $28.3 million at December 31, 2003, virtually unchanged from $28.5 million at December 31, 2002.

Throughout 2003, real estate loan balances declined in response to customer preference for long-term, fixed rate mortgages, which Peoples predominately designates for sale in the secondary market with servicing rights retained. In 2003, Peoples originated 783 long-term, fixed rate mortgage loans, with total loan amounts of $68 million, for sale into the secondary market, compared to 97 loans, with total loan amounts of $10 million, in 2002. At December 31, 2003, Peoples was servicing $76 million of real estate loans previously sold into the secondary market. In addition, Peoples had $2.8 million of fixed rate real estate loans that could be sold into the secondary market. Management anticipates Peoples' selling these loans during the first quarter of 2004.

Consumer loans decreased $23.7 million (or 23%) since year-end 2002, totaling $79.9 million at December 31, 2003. As part of the Kentucky Bancshares acquisition, Peoples acquired consumer loan balances of $4.7 million. The indirect lending area represented a significant portion of Peoples' consumer loans, with balances of $38.4 million and $56.2 million at December 31, 2003 and December 31, 2002, respectively. Slower economic conditions and strong competition for loans, particularly automobile loans, have challenged the performance and growth of Peoples' consumer loan portfolio, Even so, management remains committed to sound lending practices and continues to emphasize appropriate discipline in loan pricing and loan underwriting practices more than loan growth.


LOAN CONCENTRATION
------------------
Peoples' largest concentration of commercial loans are credits to lodging and lodging-related companies, which comprised approximately 12.7% of Peoples' outstanding commercial loans at year-end 2003, compared to 11.2% at December 31, 2002. Loans to assisted living facilities and nursing homes also represented a significant portion of Peoples' commercial loans, comprising 11.3% of Peoples' outstanding commercial loans at December 31, 2003, versus 13.4% at year-end 2002.

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


ALLOWANCE FOR LOAN LOSSES
-------------------------
Peoples' allowance for loan losses totaled $14.6 million, or 1.59% of total loans, at December 31, 2003, compared to $13.1 million, or 1.54%, at year-end 2002. Over one-third of the increase in the allowance was the result of the allowance for loan losses acquired in the Kentucky Bancshares acquisition.

The allowance is allocated among the loan categories based upon the consistent, quarterly procedural discipline described in the "Critical Accounting Policies" section of this discussion. However, the entire allowance for loan losses is available to absorb future loan losses in any loan category. The following schedule details the allocation of the allowance for loan losses at December 31:






                                        2003                            2002                            2001
                            ------------------------------  ------------------------------  ---------------------------
(Dollars in thousands)                       Percent                         Percent                         Percent
                              Allocation     of Loans          Allocation    of Loans           Allocation   of Loans
                                  of         in Each               of        in Each                of       in Each
                               Allowance     Category           Allowance    Category           Allowance    Category
                               for Loan      to Total           for Loan     to Total            for Loan    to Total
                                Losses        Loans              Losses        Loans              Losses      Loans
Commercial                  $    11,232         56.0 %    $       8,846         46.1 %    $        7,950        44.5 %
Consumer                          1,594          8.5              2,075         12.1               2,447        14.4
Real estate                       1,234         35.3              1,617         40.9               1,602        40.2
Overdrafts                          283          0.2                206          0.1                   -         0.1
Credit card                         232            -                342          0.8                 358         0.8
------------------------------------------------------------------------------------------------------------------------
   Total                    $    14,575        100.0 %    $      13,086        100.0 %    $       12,357       100.0 %
========================================================================================================================


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

In 2003, net chargeoffs were down 26% compared to 2002, totaling $2,685,000 versus $3,642,000. Consumer loans comprise the largest portion of net chargeoffs, totaling $714,000 in 2003 versus $667,000 a year ago. Net chargeoffs relating to the Overdraft Privilege Program were $704,000 and $705,000 in 2003 and 2002, respectively. While commercial loans remain a significant portion of net chargeoffs, commercial loan chargeoffs were down in 2003 due largely to Peoples charging down $1.0 million of loans from a single client relationship during the first half of 2002. Real estate loans comprised $383,000 of net chargeoffs in 2003, up from $210,000 a year ago.

Asset quality remains a key focus, as management continues to stress quality rather than growth. Since December 31, 2002, Peoples' asset quality ratios have improved due to the combination of a lower level of nonperforming loans and an increase in assets. In 2003, the balance of nonperforming loans decreased due to a large commercial loan, which comprised the entire amount of renegotiated loans at December 31, 2002, moving to performing status. Nonperforming assets comprise a smaller percentage of total assets at December 31, 2003, as a result of an increase in assets largely attributable to the completion of the Investment Growth Strategy and the Kentucky Bancshares acquisition. Nonperforming loans increased in 2003 due to additional loans, primarily commercial and real estate loans, being placed on nonaccrual status, as slow economic conditions have negatively impacted customers' ability to meet their loan repayment obligations.

A loan is considered impaired when, based on current information and events, it is probable that Peoples will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. The measurement of potential impaired loan losses is generally based on the present value of expected future cash flows discounted at the loan's contractual effective interest rate, or the fair value of the collateral if the loan is collateral dependent. If foreclosure is probable, impairment loss is measured based on the fair value of the collateral.

At December 31, 2003, the recorded investment in loans considered to be impaired was $20.0 million, of which $16.9 million were accruing interest and $3.1 million were nonaccrual loans. Included in this amount were $8.4 million of impaired loans for which the related allowance for loan losses was $3.8 million. The remaining impaired loan balances do not have a related allocation of the allowance for loan losses because the loans have been previously written-down, are well secured, or possess characteristics indicative of the ability to repay the loan. For the year ended December 31, 2003, Peoples' average recorded investment in impaired loans was approximately $13.7 million and interest income of $1.1 million was recognized on impaired loans during the period, representing 1.2% of Peoples' total interest income.


FUNDING SOURCES
---------------
Peoples considers a number of sources when evaluating funding needs, including but not limited to deposits, short-term borrowings, and long-term borrowings. Deposits, both interest-bearing and non-interest-bearing, continue to be the most significant source of funds for Peoples, totaling $1.03 billion, or 66% of total funding sources, at December 31, 2003.

Non-interest-bearing deposits serve as a core funding source. At December 31, 2003, non-interest-bearing deposit balances totaled $133.7 million, up $17.8 million (or 15%) compared to the prior year-end, with the Kentucky Bancshares acquisition accounting for substantially all of the increase. In addition, non-interest-bearing deposit balances at year-end 2002 included $9.3 million of trust funds, which were not invested at year-end at the customer's request. These funds were invested in a market-based product in early January 2003. Since customer activity can result in temporary changes in deposit balances at end of periods, management believes a comparison of average balances to be a more meaningful reflection of the trend in non-interest-bearing deposits. In 2003, non-interest-bearing deposits averaged $124.6 million versus $100.7 in 2002, reflecting Peoples' efforts to increase non-interest-bearing deposits. Peoples' strategies include continued emphasis on core deposit growth in products such as non-interest-bearing checking accounts.

Interest-bearing deposits totaled $894.8 million at December 31, 2003, an increase of $54.9 million (or 7%) compared to $840.0 million at December 31, 2002, all of which was attributable to the Kentucky Bancshares acquisition. The following details Peoples' interest-bearing deposits at December 31:

(Dollars in thousands)                         2003          2002         2001
Certificates of deposit                  $  461,904    $  422,715   $  360,698
Savings accounts                            171,488       143,594       79,640
Interest-bearing transaction accounts       157,410       139,609      120,140
Money market deposit accounts               104,019       134,052      157,357
-------------------------------------------------------------------------------
     Total interest-bearing deposits     $  894,821    $  839,970   $  717,835
===============================================================================

Peoples also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy liquidity needs. Peoples' short-term borrowings include overnight repurchase agreements and FHLB advances, while long-term borrowings include FHLB advances, a loan from an unrelated financial institution and term repurchase agreements. At December 31, 2003, borrowed funds totaled $526.6 million, up $245.5 million (or 87%) from $281.1 million at year-end 2002, as a result of the Investment Growth Strategy. As part of the Long-Term Debt Restructuring in December 2003, Peoples converted a $63 million long-term borrowings to a short-term borrowing. This increase in short-term borrowings was partially offset by Peoples converting the short-term loan utilized to fund the First Colony acquisition in 2002 to a long-term loan with the same unaffiliated financial institution. Total long-term borrowings were up 73% in 2003 due to the Investment Growth Strategy.

Advances from the FHLB comprise a significant portion of Peoples' borrowed funds. Short-term FHLB advances are typically variable rate cash management advances used to manage Peoples' daily liquidity needs and may be repaid, in whole or part, at anytime without a penalty. Peoples also utilizes short-term, repo advances ranging in terms from overnight to one-year to manage its cost of funds and temporary cash needs. Peoples' long-term FHLB advances are primarily convertible rate advances, with the initial rate fixed for periods ranging from two to four years, depending on the specific advance. After the initial fixed rate period, these advances are subject to conversion, at the discretion of the FHLB, to a LIBOR based, variable rate product. Peoples has the option to prepay, without penalty, any advance that has been converted or allow the borrowing to reprice. In addition to these convertible rate advances, Peoples utilizes fixed rate, long-term FHLB advances, both amortizing and non-amortizing, to help manage its interest rate sensitivity and liquidity. Further information regarding Peoples' management of interest rate sensitivity can be found later in this discussion under "Interest Rate Sensitivity and Liquidity."

In addition to FHLB advances, Peoples accesses national market repurchase agreements to diversify its funding sources. At December 31, 2003, wholesale repurchase agreements totaled $216.3 million versus $9.1 million at year-end 2002, due to repurchase agreements used to fund the Investment Growth Strategy. Peoples current wholesale repurchase agreements range in original terms of two to five years. The repurchase agreements may not be repaid prior to maturity and must remain sufficiently collateralized during the entire term. As a result, a decline in the market value of the investment securities associated with these agreements would require Peoples to pledge additional investment securities.


CAPITAL/STOCKHOLDERS' EQUITY
----------------------------
At December 31, 2003, stockholders' equity was $170.9 million, versus $147.2 million at December 31, 2002, an increase of $23.7 million (or 16%). The majority of this increase is due to common shares issued in conjunction with the Kentucky Bancshares acquisition and the Common Stock Offering, which accounted for $14.3 million and $4.8 million of the increase, respectively.
For the year ended December 31, 2003, Peoples paid dividends of $6.8 million, representing a dividend payout ratio of 42.1% of earnings, compared to a ratio of 24.9% a year ago. While management anticipates Peoples continuing its 38-year history of consistent dividend growth in future periods, Peoples Bancorp's ability to pay dividends on its common shares is largely dependent upon dividends from Peoples Bank. In addition, other restrictions and limitations may prohibit Peoples from paying dividends even when sufficient cash is available. Further discussion regarding restrictions on Peoples' ability to pay future dividends can be found in Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, as well as the "Limits on Dividends" section under Item 1 of this Form 10-K.

The adjustment for the net unrealized holding gains on available-for-sale securities, net of deferred income taxes, impacts Peoples' total equity. At December 31, 2003, net unrealized holding gains totaled $4.3 million versus $6.4 million at December 31, 2002, a change of $2.1 million. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' consolidated balance sheet are more sensitive to the changing market values of investments than if the investment portfolio was classified as held-to-maturity.

At December 31, 2003, Peoples had treasury stock totaling $2.2 million, nearly double the amount at year-end 2002. During 2003, Peoples repurchased 156,640 common shares (or 50% of the total authorized), at an average price of $25.27 per share, under the 2003 Stock Repurchase Program, and 5,268 common shares, at an average price of $25.36, in conjunction with the deferred compensation plan for directors of Peoples and subsidiaries. During the same period, Peoples reissued 117,889 of the shares purchased under the 2003 Stock Repurchase Program as part of the Kentucky Bancshares acquisition, stock option exercises and 5% stock dividend. In 2004, Peoples has repurchased 141,200 shares (or 33% of the total authorized), at an average price of $29.14 per share, through February 26, 2004, under the 2004 Stock Repurchase Program. Peoples anticipates repurchasing additional common shares as authorized in the 2004 Stock Repurchase Program.

Management uses the tangible capital ratio as one measure of the adequacy of Peoples' equity. The ratio, defined as tangible equity as a percentage of tangible assets, excludes the balance sheet impact of intangible assets acquired through acquisitions accounted for using the purchase method accounting. At December 31, 2003, Peoples tangible capital ratio was 7.24% compared to 7.43% at September 30, 2003 and 8.54% at December 31, 2002. The lower ratio compared to the prior year end is the result of an increase in assets due to the Investment Growth Strategy and intangible assets acquired in the Kentucky Bancshares acquisition.

In addition to monitoring performance through traditional capital measurements (i.e., dividend payout ratios and ROE), Peoples has also complied with the capital adequacy standards mandated by the banking industry. Peoples and Peoples Bank were categorized as well-capitalized institutions at December 31, 2003, based on the most recent regulatory notification. Further information regarding Peoples' risk-based capital ratios can be found in Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.


INTEREST RATE SENSITIVITY AND LIQUIDITY
---------------------------------------
While Peoples is exposed to various business risks, the risks relating to interest rate sensitivity and liquidity could materially impact future results of operation and financial condition. The objective of Peoples' asset/liability management ("ALM") function is to measure and manage these risks in order to optimize net interest income within the constraints of prudent capital adequacy, liquidity and safety. This objective requires Peoples to focus on interest rate risk exposure and adequate liquidity through management of the mix of assets and liabilities. Ultimately, the ALM function is intended to guide management in the acquisition of earning assets and selection of the appropriate funding sources.

Interest Rate Risk
------------------
Interest rate risk ("IRR") is one of the most significant risks for Peoples, and the entire financial services industry, primarily arising in the normal course of business of offering a wide array of financial products to its customers, including loans and deposits, as well as the diversity of its own investment portfolio and borrowed funds. IRR is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as market values of financial assets and liabilities. Peoples' exposure to IRR is due primarily to differences in the maturity, or repricing, of earning assets and interest-bearing liabilities. In addition, other factors, such as prepayments of loans and investment securities or early withdrawal of deposits, can expose Peoples to IRR and increase interest costs or reduce revenue streams.

Peoples has charged the ALCO with the overall management of Peoples' balance sheet mix and off-balance sheet hedging transactions related to the management of IRR. The ALCO consists of Peoples' Chief Financial, Officer, Chief Executive Officer and Chief Lending Officer, as well as other members of senior management. It is the ALCO's responsibility to focus on the future by evaluating trends and potential future events, researching alternatives, then recommending and authorizing an appropriate course of action. To this end, the ALCO has established an IRR management policy that sets the minimum requirements and guidelines for monitoring and managing the level and amount of IRR. The objective of the IRR policy is to encourage adherence to sound fundamentals of banking while allowing sufficient flexibility to exercise the creativity and innovation necessary to meet the challenges and opportunities of changing markets. The ultimate goal of these policies is to optimize net interest income within the constraints of prudent capital adequacy, liquidity, and safety.

Peoples' ALCO relies on different methods of assessing IRR, including simulations to project future net interest income and to monitor the sensitivity of the net present market value of equity and the difference, or "gap", between maturing or repricing of rate-sensitive assets and liabilities over various time periods. Peoples uses these methods to monitor IRR for both the short- and long-term. The ALCO places emphasis on simulation modeling as the most beneficial measurement of IRR because it is a dynamic measure. By employing a simulation process that estimates the impact of potential changes in interest rates and balance sheet structures and by establishing limits on these estimated changes to net income and net market value, the ALCO is better able to evaluate interest rate risks and their potential impact to earnings and the market value of equity.

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

As part of the evaluation of IRR, the ALCO has established limits on changes in net interest income and the net value of the balance sheet. The ALCO limits the decrease in net interest income of Peoples Bank to 10% or less from base case for each 100 basis point shift in interest rates measured over a twelve-month period assuming a static balance sheet. The ALCO limits the negative impact on net equity to 40% or less given an immediate and sustained 200 basis points shift in interest rates, also assuming a static balance sheet. The ALCO also reviews static gap measures for specific time periods focusing on a one-year cumulative gap. At December 31, 2003, Peoples' one-year cumulative gap amount was positive 5.5% of earning assets, which represented $85.4 million more in assets than liabilities that may reprice or mature during that period. Based on historical trends and performance, the ALCO has determined the ratio of the one-year cumulative gap should be within +/-15% of earning assets at the date of measurement. Results that are outside of any of these limits will prompt a discussion by the ALCO of appropriate actions, if any, that should be taken.

The following table is provided to illustrate the estimated earnings at risk and value at risk positions of Peoples, on a pre-tax basis, at December 31, 2003 (dollars in thousands):

      Immediate
    Interest Rate                Estimated                 Estimated
Increase (Decrease) in      (Decrease) Increase    (Decrease) Increase in
     Basis Points         In Net Interest Income   Economic Value of Equity
-----------------------   ----------------------   ------------------------
        300               $   (272)      (0.5) %   $  (74,721)     (31.7) %
        200                    826        1.5         (49,959)     (21.2)
        100                    457        0.8         (23,702)     (10.1)
        (50)              $   (970)      (1.8) %   $    2,187        0.9  %

The interest rate risk analysis shows that Peoples is asset sensitive, which means that increasing interest rates should favorably impact Peoples' net interest income while downward moving interest rates should negatively impact net interest income. Peoples asset sensitivity increased slightly during 2003 as efforts were made by management to increase the amount of assets that reprice in relation to repricing liabilities.

The ALCO has also implemented hedge positions to help protect Peoples' net interest income streams in the event of rising rates which will complement the current slightly asset sensitive position. Peoples has a hedge position on a $17 million long-term, fixed rate borrowing from the FHLB that may convert to a variable rate, at the FHLB's discretion. In addition, the ALCO may consider additional hedging options, including, but not limited to, the purchase of other interest rate hedge positions, as available and appropriate, that would provide net interest income protection in a rising rate environment.

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

Typically, the main source of liquidity for Peoples is deposit growth. Liquidity is also provided from cash generated from earning assets such as maturities, calls, principal payments and income from loans and investment securities. In 2003, cash provided by financing activities totaled $190.7 million compared to $63.6 million a year ago, due largely to increased long-term borrowings used for the Investment Growth Strategy. Cash used in investing activities totaled $201.1 million versus $65.0 million last year, primarily due to increased investment securities purchases, net of maturities and sales.

When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that better enable Peoples to match funding dates and pricing characteristics with contractual maturity dates and pricing parameters of earning assets. At December 31, 2003, Peoples had available borrowing capacity of approximately $87 million through these external sources and unpledged securities in the investment portfolio of approximately $225 million that can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile funds from liquid assets. Peoples' volatile funds consist primarily of short-term growth in deposits, while liquid assets includes short-term investments and unpledged available-for-sale securities. At December 31, 2003, Peoples' net liquidity position was $260.1 million, or 15.0% of total assets, compared to $189.7 million, or 13.6% of total assets, at December 31, 2002. The increase in liquidity position as a percent of total assets was primarily the result of a decrease in volatile funds. The liquidity position as of December 31, 2003, was within Peoples' policy limit of negative 10% of total assets. At December 31, 2003, total wholesale funding comprised 27.0% of total assets and brokered funds were 0.6% of total assets, which was within Peoples' policy limits of 30% and 10%, respectively.


OFF-BALANCE SHEET ACTIVITIES AND CONTRACTUAL OBLIGATIONS
--------------------------------------------------------
Peoples routinely engages in activities that involve, to varying degrees, elements of risk that are not reflected, in whole or in part, in the consolidated financial statements. These activities are part of Peoples' normal course of business and include traditional off-balance sheet credit-related financial instruments, interest rate contracts, operating leases, long-term debt and commitments to make additional capital contributions in low-income housing project investments.

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

Peoples also enters into interest rate contracts where Peoples is required to either receive cash from or pay cash to counter parties depending on changes in interest rates. Peoples utilizes interest rate contracts to help manage the risk of changing interest rates. Interest rate contracts are carried at fair value on the consolidated balance sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. As a result, the amounts recorded on the balance sheet at December 31, 2003, do not represent the amounts that may ultimately be paid or received under these contracts.

Peoples also has commitments to make additional capital contributions in low-income housing tax credit funds, consisting of a pool of low-income housing projects. As a limited partner in these funds, Peoples receives federal income tax benefits, which assist Peoples in managing its overall tax burden. Since the future contributions are conditioned on certain future events occurring, the total amount of delayed equity contributions is not reflected on the consolidated balance sheet at December 31, 2003. Further information regarding Peoples' delayed equity contributions can be found in Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Management does not anticipate Peoples' current off-balance sheet activities will have a material impact on future results of operations and financial condition. Further information regarding Peoples' financial instruments with off-balance sheet risk can be found in Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Peoples continues to lease certain banking facilities and equipment under noncancelable operating leases with terms providing for fixed monthly payments over periods ranging from two to fifteen years. Many of Peoples' leased banking facilities are located within retail shopping centers and, as a result, are not available for purchase. Management believes these leased facilities increase Peoples' visibility within its markets and afford sales associates additional access to current and potential clients.

The following table details Peoples' future contractual obligations under certain contractual obligations:

                                            Payments due by period
                                 ----------------------------------------------
(Dollars in thousands)              Less
                                    than 1       1-3        3-5     More than
                         Total      year        Years      Years     5 years
Long-term debt (1)   $  388,647  $  21,910  $  143,564  $  114,522   $  108,651
Operating leases          3,592        379         729         526        1,958
Time deposits           443,766    211,252     146,428      85,926          160
-------------------------------------------------------------------------------
Total                $  836,005  $ 233,541  $  290,721  $  200,974   $  110,769
===============================================================================

(1) Amounts reflect the minimum principal payments required under Peoples' long-term debt agreements.


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


FUTURE OUTLOOK
--------------
In 2003, Peoples' results reflect the difficulty of building upon the success of 2002, especially considering the challenging economic and interest rate conditions in the markets served. Although these adverse conditions challenged 2003 earnings, management continues to focus on creating long-term value for stakeholders. Consistent with this long-term focus, management believes the series of transactions to restructure Peoples' balance sheet, while negatively impacting 2003 earnings, better positions Peoples for long-term earnings growth. In the meantime, Peoples strong capital position, coupled with management's commitment to sound underwriting discipline and asset quality, provides a solid foundation to withstand significant negative impact of the current business environment.

Much of Peoples' success in recent years is a reflection of the dedication and efforts of Peoples' professional, community-minded associate base. Management understands future success requires Peoples to fairly compensate its associates through salaries, incentives and other benefits. As with virtually every company, rising employee benefit expense, particularly medical insurance costs, have caused management to explore ways, such as the purchase of Business Owned Life Insurance (or "BOLI"), to offset the increased costs in order to avoid reducing benefits provided to associates, and to remain competitive for talented professionals. In mid-February 2004, Peoples purchased an additional $20 million of BOLI to add to the $23 million of BOLI on Peoples' balance sheet at December 31, 2003. The additional BOLI is expected to produce about $1 million of additional tax-advantaged non-interest income in 2004 thereby enhancing operating efficiency.

Controlling operating expenses remains a strategic focus, particularly in this low interest rate environment. In addition, the rationalization of Peoples' delivery channels, particularly sales offices, is a constant theme. In 2003, management decided to sell one office building, consolidate offices in Kentucky and expanded another in central Ohio. These actions should produce benefits in 2004 and beyond. Assuming other fees remain stable, professional fees should decrease at the end of the first quarter of 2004, as the relationship with the consulting firm that assisted Peoples in its implementation of the Overdraft Privilege program will expire. These expected cost reductions in 2004 should offset some of the increased expense associated with the CRM/profitability project, as well as the full-year impact of the Kentucky Bancshares acquisition and possible increases in state franchise taxes. Management continues to monitor costs to ensure resources are allocated wisely to projects that produce long-term benefits.

Since 1968, Peoples Bank has successfully underwritten credit cards and managed the process internally, which has produced a stable net revenue stream. In recent years, competition for credit cards has intensified due largely to the dominance of several larger financial companies and has limited Peoples' ability to grow its credit card portfolio and net revenue. As a result, Peoples marketed its credit card as a complementary product offering for client relationships rather than incur additional and/or unnecessary risk merely for such growth. However, customers have demanded product enhancements, such as rewards programs, which forced management to reevaluate how Peoples made available credit card services. This evaluation resulted in a decision to sell Peoples' credit card portfolio in late 2003 and form an affiliation with an unaffiliated financial institution. Earnings in 2004 should benefit from the sale considering the investment of sale proceeds, cost savings in operations and collections, and the revenue sharing opportunities Peoples has under the new alliance.

Loan growth is an integral part of Peoples' strategic goals in 2004, as lenders work to further penetrate stronger markets in central Ohio and western West Virginia. Management anticipates a portion of loan growth will result from Peoples retaining a larger percentage of its residential mortgage loans rather than selling them into the secondary markets. With the credit card portfolio sale, commercial loans now comprise over half of Peoples' loan portfolio and consumer loans represent less than 10%. Management expects to evaluate Peoples' personal lending processes in 2004 to analyze the relative profitability of underwriting activities in areas such as indirect lending, where volumes have dropped dramatically due to fierce competition. Meanwhile, Peoples will continue to aggressively solicit commercial, real estate and home equity credit lines as a way to further penetrate its markets.

Mergers and acquisitions have been an integral part of Peoples' efforts to expand its operations and customer base, thereby continuing to provide opportunities to build client relationships and sell new products and services in order to enhance Peoples' earnings potential. Peoples' strong regulatory capital ratios afford management additional growth opportunities through mergers and acquisitions and market expansion. With a higher level of tangible equity to total assets, management believes Peoples is positioned to continue its disciplined acquisition strategy of the past decade and has dedicated more resources to develop and realize acquisition opportunities in and around Peoples' markets. While Peoples has completed several traditional banking acquisitions in recent years, management's evaluation of future acquisitions will include insurance agency and professional investment services firms. Ultimately, the assessment of potential acquisitions will emphasize opportunities to complement Peoples' core competencies and strategic intent.

Peoples remains a service-oriented company with a sales focus that strives to satisfy clients through a relationship sales process. Through this process, sales associates work to anticipate, uncover, and solve their clients' every financial need, from insurance to banking to investment services. In 2004, management expects earnings catalysts to include continued loan growth, revenue enhancements from the credit card alliance formed in fourth quarter 2003 and balance sheet repositioning, BOLI purchases, and some lower operating expenses from decreased professional fees. Management remains stakeholder-focused with four key long-term objectives best achieved in more normal economic conditions and interest rate environments: 7% to 10% operating EPS growth per year, ROE of 15% to 16%, consistent dividend growth and a non-interest leverage ratio better than 50%.


FORWARD-LOOKING STATEMENTS
--------------------------
Certain statements in this Form 10-K which are not historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes", "plans", "will", "would", "should", "could" and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions increase significantly; (2) changes in the interest rate environment that impact interest margins; (3) prepayment speeds, loan sale volumes, chargeoffs and loan loss provisions; (4) general economic conditions are less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions adversely affect Peoples' business;
(7) changes and trends in the securities markets; (8) a delayed or incomplete resolution of regulatory issues that could arise; (9) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity; (10) the outcome of regulatory and legal proceedings and (11) other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the Securities and Exchange Commission ("SEC").

All forward-looking statements speak only as of the execution date of this Form 10-K and are expressly qualified in their entirety by the cautionary statements. Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management's knowledge of Peoples' business and operations, it is possible that actual results may differ materially from these projections. Additionally, Peoples undertakes no obligation to release revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K. Copies of documents filed with the SEC are available free of charge at the SEC website at http://www.sec.gov and/or from Peoples' website.


COMPARISON OF 2002 TO 2001
--------------------------
Peoples reported net income of $18.8 million in 2002, up 52% from $12.3 million in 2001. Diluted earnings per share were $2.19 for the year ended December 31, 2002, compared to $1.47 in 2001. In 2002, Peoples' improved earnings resulted from net interest income growth of $7.1 million, as well as increased non-interest revenues of $4.6 million. Earnings in 2002 were also positively impacted by new accounting rules for goodwill, which allowed Peoples to cease amortization of goodwill effective January 1, 2002, and the repurchase of $7.0 million of trust preferred securities issued by PEBO Capital Trust I at a gain of $0.6 million. Excluding goodwill amortization, diluted earnings per share would have been $1.72 in 2001.

Return on average assets was 1.46% in 2002, compared to 1.06% in 2001, while return on stockholders' equity was 17.69% and 13.60%, for the same periods respectively. Peoples' enhanced return on equity and return on assets was largely the result of increased earnings.

Net interest income totaled $47.7 million in 2002, up 18% compared to the prior year, as total interest income decreased 4% to $83.0 million and interest expense declined 22% to $35.3 million. Net interest margin was 4.17% in 2002 versus 3.87% in 2001. Peoples' improved net interest margin in 2002 resulted from lower costs of funds in response to rates dropping throughout 2002 and remaining at very low levels. The yield on earning assets decreased to 7.16% for the year ended December 31, 2002, compared to 8.10% for the prior year, while the cost of interest-bearing liabilities dropped 138 basis points to 3.29% during the same period.

Peoples' provision for loan losses totaled $4.1 million in 2002, up 52% from 2001's expense of $2.7 million. This increase was largely due to provisions relating to the first full year's impact of the Overdraft Privilege Program, which totaled $877,000 in 2002 versus $34,000 the prior year. In addition, the combination of increased loan volume, less favorable loss experience, and sluggish economic conditions resulted in the increased provision in 2002. At December 31, 2002, Peoples' allowance for loan losses as a percentage of total loans was 1.54%, compared to a year-end 2001 ratio of 1.60%.

Non-interest income totaled $15.3 million in 2002, an increase of 43% compared to 2001 attributed to higher deposit account service charge income. In 2002, deposit account service charge income increased $3.4 million (or 93%), to $7.0 million, as a result of higher volumes of overdraft and non-sufficient fund fees. Peoples' implementation of the Overdraft Privilege Program and other changes to the assessment of cost recovery fees in late 2001 accounted for the higher fees in 2002. Another major contributor was a full-year's impact of revenue from Peoples' BOLI, as income grew to $1.5 million in 2002 from $0.5 million in 2001. Insurance and investment commissions grew 31% to $2.0 million in 2002 in response to strong fixed annuity sales and additional property and casualty insurance commissions. Electronic banking revenues, primarily ATM and debit card fees, increased 22% to $1.7 million. Fiduciary revenues of $2.5 million in 2002 were unchanged compared to 2001.

For the year ended December 31, 2002, non-interest expense totaled $33.0 million, up 7% compared to $30.8 million in 2001. Increased salaries and benefits and professional fees accounted for the majority of the expense growth in 2002. Salaries and benefits were $18.1 million versus $15.6 million the prior year. The addition of several new associates in the First Colony acquisition in mid-2002 produced higher salaries and benefits. Professional fees grew $0.9 million (or 92%) to $1.9 million and marketing expense grew $0.4 million in 2002 to $1.0 million. These increases were due to costs associated with Peoples Free Checking and Overdraft Privilege Program. The increase in operating expenses was partially offset by substantially lower intangible amortization expense as a result of new accounting rules for goodwill. In 2002, Peoples had no goodwill amortization versus $1.8 million in 2001. Peoples also experienced modest increases in occupancy and equipment expense and data processing and software costs, due in part to acquisitions.

The combination of strong revenues and controlled expense growth enhanced Peoples' non-interest leverage ratio. In 2002, the non-interest leverage ratio improved to 45.8% compared to 37.3% in 2001.

Total assets reached $1.39 billion at December 31, 2002, versus $1.19 billion at year-end 2001. Gross loans remained the largest component of Peoples' earning assets, totaling $849.8 million at year-end 2002, up $76.9 million from December 31, 2001, with loans of $67 million acquired as part of acquisitions accounting for most of the growth. Investment securities, Peoples' other significant earning assets, totaled $412.1 million at year-end 2002, up from $330.4 million at the prior year-end.

Liabilities totaled $1.25 billion at year-end 2002 compared to $1.10 billion a year ago, an increase of $147.1 million. Deposits remained Peoples' largest source of funds and the largest component of total liabilities. During 2002, deposits grew $141.5 million from $814.4 million at December 31, 2001, as interest-bearing balances were up $122.2 million to $840.0 million and non-interest-bearing deposits increased $19.4 million to $115.9 million. Borrowed funds increased slightly in 2002, totaling $281.1 million at December 31, 2002, versus $277.6 million at year-end 2001.

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


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
------------------------------------------------------------------------

Please refer to the section captioned "Interest Rate Sensitivity and Liquidity" on pages 34 through 36 under Item 7 of this Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

The Consolidated Financial Statements and accompanying notes, and the report of independent auditors, are set forth immediately following Item 9A of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------

No response required.


ITEM 9A. CONTROLS AND PROCEDURES.
---------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
------------------------------------------------
With the participation of the Chief Executive Officer and the Chief Financial Officer of Peoples Bancorp Inc. ("Peoples"), Peoples' management has evaluated the effectiveness of Peoples' disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, Peoples' Chief Executive Officer and Chief Financial Officer have concluded that:

     (a) information required to be disclosed by Peoples in this Annual Report on Form 10-K would be accumulated and communicated to Peoples' management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure;

     (b) information required to be disclosed by Peoples in this Annual Report on Form 10-K would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

     (c) Peoples' disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that material information relating to Peoples and consolidated subsidiaries is made know to them, particularly during the period in which Peoples' periodic reports, including this Annual Report on Form 10-K, are being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------
There were no changes in Peoples' internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, Peoples' internal control over financial reporting.


PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

 (Dollars in Thousands)


Assets                                                                                       2003                   2002
Cash and cash equivalents:
     Cash and due from banks                                                           $        28,349       $         34,034
     Interest-bearing deposits in other banks                                                    1,077                  1,016
                                                                                       $
     Federal funds sold                                                                         44,000                 20,500
------------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                       73,426                 55,550
------------------------------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized
   cost of $634,801 in 2003 and $402,048 in 2002)                                              641,464                412,100
------------------------------------------------------------------------------------------------------------------------------

Loans, net of deferred fees and costs                                                          914,998                849,783
Allowance for loan losses                                                                      (14,575)               (13,086)
------------------------------------------------------------------------------------------------------------------------------
          Net loans                                                                            900,423                836,697
------------------------------------------------------------------------------------------------------------------------------

Loans held for sale                                                                              2,847                  1,108
Bank premises and equipment, net                                                                22,155                 18,058
Goodwill                                                                                        41,407                 25,504
Other intangible assets                                                                          7,298                  5,234
Other assets                                                                                    47,084                 40,110
------------------------------------------------------------------------------------------------------------------------------
               Total assets                                                            $     1,736,104       $      1,394,361
==============================================================================================================================

Liabilities
Deposits:
     Non-interest-bearing                                                              $       133,709       $        115,907
     Interest-bearing                                                                          894,821                839,970
------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                     1,028,530                955,877
------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased and securities sold under agreements to repurchase                 16,468                 22,083
     Federal Home Loan Bank advances                                                            92,300                      -
     Other short-term borrowings                                                                     -                 17,000
------------------------------------------------------------------------------------------------------------------------------
          Total short-term borrowings                                                          108,768                 39,083
------------------------------------------------------------------------------------------------------------------------------

Long-term borrowings                                                                           388,647                212,929
Junior subordinated notes held by subsidiary trusts                                             29,177                 29,090
Accrued expenses and other liabilities                                                          10,102                 10,199
------------------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                             1,565,224              1,247,178
------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
Common stock, no par value, 24,000,000 shares authorized, 10,704,938 shares issued in 2003 and 9,421,222 shares issued in 2002,
       including shares in treasury                                                            161,005                129,173
Retained earnings                                                                                7,781                 12,650
Accumulated comprehensive income, net of deferred income taxes                                   4,255                  6,446
------------------------------------------------------------------------------------------------------------------------------
                                                                                               173,041                148,269
Treasury stock, at cost, 101,146 shares in 2003 and 59,351 shares in 2002                       (2,161)                (1,086)
------------------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                                      170,880                147,183
------------------------------------------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity                              $     1,736,104       $      1,394,361
==============================================================================================================================

See Notes to Consolidated Financial Statements.



PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


(Dollars in Thousands, except Per Share Data)                                         Year ended December 31,
                                                                          2003                 2002                  2001
Interest Income:
   Interest and fees on loans                                       $       62,159        $      62,423        $       65,126
   Interest on taxable investment securities                                26,429               17,615                18,526
   Interest on tax-exempt investment securities                              2,882                2,827                 1,820
   Other interest income                                                       185                  103                   635
------------------------------------------------------------------------------------------------------------------------------
               Total interest income                                        91,655               82,968                86,107
------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
   Interest on deposits                                                     18,571               22,157                32,081
   Interest on short-term borrowings                                           793                  869                 3,242
   Interest on long-term borrowings                                         16,344                9,944                 7,651
   Interest on junior subordinated notes held by subsidiary trusts           2,342                2,346                 2,586
------------------------------------------------------------------------------------------------------------------------------
               Total interest expense                                       38,050               35,316                45,560
------------------------------------------------------------------------------------------------------------------------------
               Net interest income                                          53,605               47,652                40,547
Provision for loan losses                                                    3,601                4,067                 2,659
------------------------------------------------------------------------------------------------------------------------------
               Net interest income after provision for loan losses          50,004               43,585                37,888
------------------------------------------------------------------------------------------------------------------------------
Other Income:
   Service charges on deposit accounts                                       8,192                6,976                 3,608
   Income from fiduciary activities                                          3,363                2,479                 2,508
   Electronic banking income                                                 2,055                1,729                 1,422
   Investment and insurance commissions                                      1,465                1,966                 1,504
   Gain on sale of credit card portfolio                                     1,423                    -                     -
   Business owned life insurance                                             1,403                1,471                   481
   Mortgage banking income                                                   1,352                  157                     -
   (Loss) gain on securities transactions                                   (1,905)                 216                    29
   Other                                                                       190                  242                 1,098
------------------------------------------------------------------------------------------------------------------------------
               Total other income                                           17,538               15,236                10,650
------------------------------------------------------------------------------------------------------------------------------
Other Expenses:
   Salaries and employee benefits                                           19,636               18,100                15,590
   Loss (gain) on early debt extinguishment                                  6,858                 (631)                  128
   Net occupancy and equipment                                               4,561                3,915                 3,695
   Professional fees                                                         1,938                1,987                 1,031
   Data processing and software                                              1,596                1,208                 1,107
   Amortization of other intangible assets                                   1,493                  646                   501
   Bankcard costs                                                            1,160                  974                 1,009
   Franchise tax                                                             1,126                  745                   888
   Marketing                                                                 1,053                1,006                   608
   Amortization of goodwill                                                      -                    -                 1,846
   Other                                                                     6,482                5,040                 4,423
------------------------------------------------------------------------------------------------------------------------------
               Total other expenses                                         45,903               32,990                30,826
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                  21,639               25,831                17,712
------------------------------------------------------------------------------------------------------------------------------
Income taxes:
    Current                                                                  4,055                6,190                 5,246
    Deferred                                                                 1,330                  889                   131
------------------------------------------------------------------------------------------------------------------------------
Total income taxes                                                           5,385                7,079                 5,377
------------------------------------------------------------------------------------------------------------------------------
Net income                                                          $       16,254       $       18,752        $       12,335
==============================================================================================================================

Earnings per share:
    Basic                                                           $         1.56       $         2.25        $         1.49
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                         $         1.52       $         2.19        $         1.47
------------------------------------------------------------------------------------------------------------------------------

Weighted-average number of shares outstanding:
    Basic                                                               10,433,708            8,329,109             8,277,035
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                             10,660,083            8,557,591             8,403,773
------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.



PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in Thousands, except Per Share Data)                                              Accumulated
                                                     Common Stock             Retained    Comprehensive     Treasury
                                                 Shares         Amount        Earnings    (Loss) Income      Stock           Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                      6,679,028   $     66,364   $     23,381       (2,983)    $    (3,568)   $    83,194
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                       12,335                                      12,335
Unrealized gains on available-for-sale
securities,
   net of reclassification adjustment                                                          3,817                          3,817
Purchase of treasury stock, 71,057 shares                                                                     (3,804)        (3,804)
Distribution of treasury stock for deferred
   compensation plan (reissued 237 treasury                                                                       5               5
   shares)
10% stock dividend                                583,686         12,358        (13,900)                        1,542
Exercise of common stock options
   (reissued 19,026 treasury shares)                                (689)                                       1,166           477
Tax benefit from exercise of stock options                            82                                                         82
Issuance of common stock under dividend
   reinvestment plan                               18,769            329                                                        329
Cash dividends declared of $0.49 per share                                       (4,081)                                     (4,081)
Issuance of common stock to purchase Lower
     Salem Commercial Bank                          7,783            220                                        1,280         1,500
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                      7,289,266   $     78,664   $     17,735           834    $     (3,379)  $    93,854
====================================================================================================================================
Net income                                                                       18,752                                      18,752
Unrealized gains on available-for-sale
securities,
   net of reclassification adjustment                                                           5,612                         5,612
Purchase of treasury stock, 9,806 shares                                                                         (244)         (244)
Distribution of treasury stock for deferred
   compensation plan (reissued 267 treasury                                                                         5             5
   shares)
10% stock dividend                                668,228         18,053        (19,166)                        1,113
Exercise of common stock options (issued
88,928
   shares -  reissued 80,956 treasury shares)       7,972           (257)                                       1.419         1,162
Tax benefit from exercise of stock options                           274                                                        274
Issuance of common stock under dividend
   reinvestment plan                               15,756            371                                                        371
Issuance of common stock                        1,440,000         32,068                                                     32,068
Cash dividends declared of $0.56 per share                                       (4,671)                                     (4,671)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                      9,421,222   $    129,173   $     12,650         6,446    $     (1,086)  $   147,183
====================================================================================================================================
Net income                                                                       16,254                                      16,254
Unrealized gains on available-for-sale
securities,
   net of reclassification adjustment                                                          (2,191)                       (2,191)
Purchase of treasury stock, 157,222 shares                                                                     (4,092)       (4,092)
Distribution of treasury stock for deferred
   compensation plan (reissued 304 treasury                                                                         6             6
   shares)
5% stock dividend                                 466,127         13,128        (14,286)                        1,158
Exercise of common stock options (issued
68,505
   shares - reissued 46,274 treasury shares)       22,231           (406)                                       1,194           788
Tax benefit from exercise of stock options                           257                                                        257
Issuance of common stock under dividend
   reinvestment plan                               16,403            411                                                        411
Issuance of common stock                          216,000          4,794                                                      4,794
Issuance of common stock to purchase Kentucky
   Bancshares Incorporated (issued 592,648
   shares -
   reissued 29,693 treasury shares)               562,955         13,648                                          659        14,307
Cash dividends declared of $0.65 per share                                       (6,837)                                     (6,837)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                     10,704,938   $    161,005   $      7,781         4,255    $     (2,161)  $   170,880
====================================================================================================================================


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)                                                                           2003          2002          2001
Net income                                                                                $    16,254   $    18,752   $    12,335
Other comprehensive income, net of tax:
   Unrealized (loss) gain on available-for-sale securities arising in the period, net of       (3,429)        5,752         3,836
   tax
   Less: reclassification adjustment for net securities (losses) gains included in net
   income, net of tax                                                                          (1,238)          140            19
----------------------------------------------------------------------------------------------------------------------------------
      Net unrealized (loss) gain on available-for-sale securities arising in the period        (2,191)        5,612         3,817
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                $    14,063   $    24,364   $    16,152
==================================================================================================================================

See Notes to Consolidated Financial Statements.



PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                                                    Year ended December 31,
Cash flows from operating activities:
     Net income                                                          $       16,254        $       18,752        $      12,335
     Adjustments to reconcile net income to net cash provided:
             Depreciation, amortization, and accretion, net                       6,610                 3,468                4,551
             Provision for loan losses                                            3,601                 4,067                2,659
             Business owned life insurance income                                (1,403)               (1,471)                (481)
             Loss (gain) on securities transactions                               1,905                  (216)                 (29)
             Loss (gain) on early debt extinguishment                             6,858                  (631)                 128
             (Increase) decrease in interest receivable                            (243)                 (261)               1,103
             Increase (decrease) in interest payable                                925                   117                 (925)
             Loans originated for sale                                          (69,182)               (8,309)                   -
             Proceeds from sales of loans                                        68,274                 7,288                    -
             Gain on sale of loans                                               (1,349)                 (157)                   -
             Deferred income tax expense                                          1,330                   889                  131
             Deferral of loan origination fees and costs                            284                   199                  150
             (Decrease) increase in accrued expenses                             (2,102)                1,350                  977
             Other, net                                                          (3,534)                (929)                2,125
-----------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                      28,228                24,156               22,724
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of available-for-sale securities                                (622,808)             (220,156)             (76,904)
     Proceeds from sales of available-for-sale securities                       153,333                42,258                  136
     Proceeds from maturities of available-for-sale securities                  254,650               111,115               85,696
     Net decrease (increase) in loans                                             6,997               (13,978)             (20,936)
     Net expenditures for premises and equipment                                 (2,996)               (1,813)              (2,750)
     Net (expenditures) proceeds from sales of other real estate owned             (502)                  223                  153
     Acquisitions, net of cash received                                          12,015                18,648                 (162)
     Investment in business owned life insurance                                      -                     -              (20,000)
     Investment in limited partnership and tax credit funds                      (1,752)               (1,315)              (4,400)
-----------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                        (201,063)              (65,018)             (39,167)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net (decrease) increase in non-interest-bearing deposits                      (757)                8,346               10,187
     Net (decrease) increase in interest-bearing deposits                       (39,805)               29,333               29,142
     Net increase (decrease) in short-term borrowings                            69,685               (22,459)             (62,863)
     Proceeds from long-term borrowings                                         249,958                26,100               54,282
     Payments on long-term borrowings                                           (84,156)               (7,405)              (2,996)
     Cash dividends paid                                                         (5,704)               (4,177)              (3,593)
     Purchase of treasury stock                                                  (4,092)                 (244)              (3,804)
     Proceeds from issuance of common stock                                       5,582                33,230                  477
     Repurchase of Trust Preferred Securities                                         -                (6,150)                   -
     Proceeds from issuance of Trust Preferred Securities                             -                 7,000                    -
-----------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                     190,711                63,574               20,832
-----------------------------------------------------------------------------------------------------------------------------------
                  Net increase in cash and cash equivalents                      17,876                22,712                4,389
Cash and cash equivalents at beginning of year                                   55,550                32,838               28,449
-----------------------------------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of year               $       73,426        $       55,550        $      32,838
===================================================================================================================================

Supplemental cash flow information:
     Interest paid                                                       $       36,054        $       32,791        $      38,249
-----------------------------------------------------------------------------------------------------------------------------------
     Income taxes paid                                                   $        6,492        $        5,779        $       2,985
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
      The accounting and reporting policies of Peoples Bancorp Inc. ("Peoples Bancorp") and Subsidiaries (collectively, "Peoples") conform to accounting principles generally accepted in the United States ("US GAAP") and to general practices within the banking industry. Peoples considers all of its principal activities to be banking related. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts to conform to the 2003 presentation. Such reclassifications had no impact on net income. All share and per share information has been adjusted for a 5% stock dividend issued August 29, 2003.

      The following is a summary of significant accounting policies followed in the preparation of the financial statements:

         PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Peoples Bancorp Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, federal funds sold and other short-term investments, all with original maturities of ninety days or less.

         INVESTMENT SECURITIES: Investment securities are recorded initially at cost, which includes premiums and discounts if purchased at other than par or face value. Peoples amortizes premiums and accretes discounts as an adjustment to interest income over the estimated life of the security. The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method.

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

         LOANS: Loans originated that Peoples has the positive intent and ability to hold to maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Net unearned loan fees were $850,000 and $576,000 at December 31, 2003 and 2002, respectively.

         LOANS HELD FOR SALE: Loans originated and intended to be sold in the secondary market, generally one-to-four family residential loans, are carried at the lower of cost or fair value determined on an aggregate basis. Gains and losses on sales of loans held for sale are included in mortgage banking income.

         Peoples enters into interest rate lock commitments with borrowers and best efforts commitments with investors on loans originated for sale into the secondary markets. Peoples uses these commitments to manage the inherent interest rate and pricing risk associated with selling loans in the secondary market. The interest rate lock commitments generally terminate once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. The best efforts commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan. These commitments are considered derivatives which are generally accounted for by recognizing their estimated fair value on the balance sheet as either a freestanding asset or liability. However, Peoples does not currently record these derivatives on its balance sheet. Management has determined these derivatives do not have a material effect on Peoples' financial position, results of operations or cash flows.

         ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance for management's estimate of the probable credit losses inherent in the loan portfolio. Management's evaluation of the adequacy of the allowance for loan loss and the appropriate provision for loan losses is based upon a quarterly evaluation of the portfolio. This formal analysis is inherently subjective and requires management to make significant estimates of factors affecting loan losses, including specific losses, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. Loans deemed to be uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off amounts are credited to the allowance for loan losses.

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

         OTHER REAL ESTATE OWNED: Other real estate owned, included in other assets on the consolidated balance sheet, represents properties acquired by Peoples Bancorp's subsidiary bank, Peoples Bank, National Association ("Peoples Bank"), in satisfaction of a loan. Real estate is recorded at the lower of cost or fair value based on appraised value at the date actually or constructively received, less estimated costs to sell the property.

         GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in business combinations. Effective January 1, 2002, Peoples adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142") and Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS 147").

         Under SFAS 142 and 147, Peoples no longer amortizes goodwill but must perform an annual assessment for impairment. Peoples' performed the required goodwill impairment tests and concluded the recorded value of goodwill was not impaired as of December 31, 2003, based upon the fair value of the reporting unit. Future events could result in management determining Peoples' goodwill is impaired, which would result in Peoples' recording an impairment loss. Any resulting impairment loss could have a material, adverse impact on Peoples' financial condition and results of operations.

         Prior to January 1, 2002, Peoples amortized goodwill on a straight-line basis over periods ranging from 10 to 15 years. The following pro forma information assumes SFAS 142 and SFAS 147 had been in effect for all periods presented:

(Dollars in Thousands, except Per Share Data)       2003      2002        2001
Reported net income                            $  16,254   $  18,752   $  12,335
Add back: goodwill amortization, net of tax            -           -       1,451
--------------------------------------------------------------------------------
Adjusted net income                               16,254      18,752      13,786
================================================================================

Basic earnings per share:
    - Reported                                      1.56        2.25        1.49
--------------------------------------------------------------------------------
    - Adjusted                                      1.56        2.25        1.67
--------------------------------------------------------------------------------

Diluted earnings per share:
    - Reported                                      1.52        2.19        1.47
--------------------------------------------------------------------------------
    - Adjusted                                 $    1.52   $    2.19   $    1.64
--------------------------------------------------------------------------------

         Core deposit intangible assets represent the present value of future net income to be earned from deposits and are amortized over their estimated lives ranging from 7 to 10 years. Core deposit intangibles, net of accumulated amortization, totaled $6.7 million and $5.1 million at December 31, 2003 and 2002, respectively. The estimated aggregate amortization expense related to core deposit intangible assets for the each of the next five years is as follows: $1,562,000 in 2004; $1,336,000 in 2005; $1,078,000 in 2006; $854,000 in 2007; and $684,000
         in 2008.


         MORTGAGE SERVICING ASSETS: Mortgage servicing assets are recognized for loan originations when there is a definitive plan to sell the underlying loan and retain the servicing. Mortgage servicing assets are reported in other intangible assets and are amortized into mortgage banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans. Mortgage servicing assets are evaluated for impairment based on the fair value of those rights and recorded at the lower of cost or fair value, with write-downs reflected in a valuation reserve and recognized through mortgage banking income. Mortgage servicing assets totaled $549,000 and $132,000 at December 31, 2003 and 2002, respectively.

         INCOME RECOGNITION: Income is recognized by methods that conform to US GAAP that include general accounting practices within the financial services industry. Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding. Amortization of premiums has been deducted from, and accretion of discounts has been added to, the related interest income. Nonrefundable loan fees and direct loan costs are deferred and recognized over the life of the loan as an adjustment of the yield.

         Peoples discontinues the accrual of interest on loans when management believes collection of all or a portion of contractual interest has become doubtful, which generally occurs when a contractual payment on a loan is 90 days past due. When interest is deemed uncollectible, amounts accrued in the current year are reversed and amounts accrued in prior years are charged against the allowance for loan losses. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. A nonaccrual loan is restored to accrual status when it is brought current, has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer in doubt.

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

         EARNINGS PER SHARE: Basic earnings per share are determined by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted-average number of common shares outstanding increased by the number of common shares that would be issued assuming the exercise of stock options. The dilutive effect of stock options approximated 226,375; 228,482 and 126,738 in 2003; 2002 and 2001, respectively.

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

         GUARANTEES: In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires the guarantor to recognize a liability for the obligation assumed under a guarantee. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 were effective for Peoples as of December 31, 2002. Significant guarantees that have been entered into by Peoples are disclosed in Notes 12. The recognition requirements of FIN 45, which are applicable to guarantees issued or modified after December 31, 2002, did not have a material impact on Peoples' financial condition or the results of operations.

         STOCK-BASED COMPENSATION: Peoples has various stock option plans, which are detailed in Note 16. Peoples accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation".

         Under the provisions of the stock option plans, the option price per share cannot be less than the fair market value of the underlying common shares on the date of grant. As a result, Peoples does not recognize any stock-based employee compensation expense in net income. The following table illustrates the effect on net income and earnings per share had Peoples applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation, assuming the estimated fair value of the options is amortized to expense over the vesting period:

(Dollars in Thousands, except Per Share Data)             2003    2002      2001
Net Income, as reported                               $ 16,254  18,752  $ 12,335
Deduct: stock-based compensation expense determined
     under fair value based method, net of tax             474     357       240
--------------------------------------------------------------------------------
Pro forma net income                                    15,780  18,395    12,095
================================================================================

Basic Earnings Per Share:
     - As Reported                                    $   1.56    2.25  $   1.49
--------------------------------------------------------------------------------
     - Pro forma                                          1.51    2.21      1.46
--------------------------------------------------------------------------------

Diluted Earnings Per Share:
     - As Reported                                    $   1.52    2.19  $   1.47
--------------------------------------------------------------------------------
     - Pro forma                                          1.48    2.15      1.44
--------------------------------------------------------------------------------

         The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                           2003    2002    2001
             Risk-free interest rate                       3.65%   5.50%   3.50%
             Dividend yield                                2.47%   2.51%   3.16%
             Volatility factor of the market price of
                        parent stock                       29.8%   30.8%   26.9%
             Weighted average expected life of options   7 years 7 years 6 years

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

         NEW ACCOUNTING PRONOUNCEMENTS: On January 1, 2003, Peoples adopted Statement of Financial Accounting Standards No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of Statement No. 13, and Technical Corrections" which rescinded Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt." As a result of this adoption, Peoples reclassified a $631,000 gain on extinguishment of debt that was classified as an extraordinary item in the first quarter of 2002 to Other Expense.

         Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") addresses the accounting and reporting for one-time employee termination benefits, certain contract termination costs, and other costs associated with exit or disposal activities such as facility closings or consolidations and employee relocations. The standard is effective for exit or disposal activities initiated after December 31, 2002. Peoples' adoption of SFAS 146 had no material effect on Peoples' financial position or results of operations.

         In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The objective of FIN 46 is to provide guidance on how to identify a variable interest entity and determine when assets, liabilities, non-controlling interests and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. FIN 46 applies immediately to variable interest entities created or acquired after January 31, 2003; otherwise, the requirements of FIN 46 are effective at the end of the periods ending after December 15, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

         The adoption of FIN 46 did not have a material impact on Peoples' results of operations, financial position or cash flows with respect to Peoples' low-income housing tax credit investments. However, the adoption of FIN 46 caused Peoples to deconsolidate its subsidiary grantor trusts. As a result, the junior subordinated debentures owned by the grantor trusts as recorded as liabilities on the balance sheet and the related expense as interest expense versus non-interest expense as it had been classified in the past. Peoples adopted the provisions of FIN 46 on December 31, 2003, as required. Peoples elected to apply the requirements of FIN 46 retroactively, as permitted, which resulted in the restatement of prior periods and certain financial ratios, including net interest margin, efficiency and non-interest leverage ratios, as follows:

(Dollars in Thousands)                          First      Second        Third
                                               Quarter     Quarter      Quarter
                                                2003        2003         2003

Interest expense, as reported                $   9,134    $   9,331   $   8,880
Add: Trust Preferred Costs                         585          584         585
--------------------------------------------------------------------------------
Adjusted interest expense                        9,719        9,915       9,465
--------------------------------------------------------------------------------

Total other expense, as reported                 9,704       10,042      10,584
Deduct: Trust Preferred Costs                      585          584         585
--------------------------------------------------------------------------------
Adjusted total other expense                     9,119        9,458       9,999
--------------------------------------------------------------------------------

Net interest margin (fully-tax equivalent):
  - Reported                                     3.87%        3.64%       3.72%
  - Adjusted                                     3.70%        3.48%       3.57%
--------------------------------------------------------------------------------

Non-interest leverage ratio:
  - Reported                                    41.41%       46.54%      50.24%
  - Adjusted                                    44.12%       49.49%      53.36%
--------------------------------------------------------------------------------

Efficiency ratio:
  - Reported                                    52.83%       51.10%      49.85%
  - Adjusted                                    51.24%       49.55%      48.35%



(Dollars in Thousands)                          First      Second      Third      Fourth
                                               Quarter     Quarter    Quarter     Quarter
                                                 2002       2002       2002        2002
Interest expense, as reported                $  8,156   $  7,801   $  8,545    $  8,468
Add: Trust Preferred Costs                        553        601        621         571
----------------------------------------------------------------------------------------
Adjusted interest expense                       8,709      8,402      9,166       9,039
----------------------------------------------------------------------------------------

Total other expense, as reported                8,677      8,549      9,479       9,261
Deduct: Trust Preferred Costs                     553        601        621         571
----------------------------------------------------------------------------------------
Adjusted total other expense                    8,124      7,948      8,858       8,690
----------------------------------------------------------------------------------------

Net interest margin (fully-tax equivalent):
  - Reported                                    4.52%      4.54%      4.42%       4.05%
----------------------------------------------------------------------------------------
  - Adjusted                                    4.30%      4.33%      4.22%       3.87%
----------------------------------------------------------------------------------------

Non-interest leverage ratio:
  - Reported                                   38.33%     43.06%     43.62%      45.43%
----------------------------------------------------------------------------------------
  - Adjusted                                   40.97%     46.36%     47.01%      48.50%
----------------------------------------------------------------------------------------

Efficiency ratio:
  - Reported                                   54.24%     50.97%     52.61%      54.13%
----------------------------------------------------------------------------------------
  - Adjusted                                   52.58%     49.12%     50.82%      52.50%
----------------------------------------------------------------------------------------


                                                      Year Ended
                                                     December 31,
(Dollars in Thousands)                            2002            2001

Interest expense, as reported                $     32,970    $     42,974
Add: Trust Preferred Costs                          2,346           2,586
--------------------------------------------------------------------------
Adjusted interest expense                          35,316          45,560
--------------------------------------------------------------------------

Total other expense, as reported                   35,967          33,412
Deduct: Trust Preferred Costs                       2,346           2,586
--------------------------------------------------------------------------
Adjusted total other expense                       33,621          30,826
--------------------------------------------------------------------------

Net interest margin (fully-tax equivalent):
  - Reported                                        4.37%           4.11%
  - Adjusted                                        4.17%           3.87%
--------------------------------------------------------------------------

Non-interest leverage ratio:
  - Reported                                       42.73%          34.53%
  - Adjusted                                       45.77%          37.29%
--------------------------------------------------------------------------

Efficiency ratio:
  - Reported                                       52.95%          56.53%
  - Adjusted                                       51.24%          54.50%

         On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of FASB Statement No. 133 on Derivative and Hedging Transactions" ("SFAS 149"). SFAS 49 clarifies provisions of SFAS 133 and amends certain other existing pronouncements with the objective of establishing more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 was effective for contracts entered into or modified after June 30, 2003, except for provisions that have been effective for fiscal quarters that began prior to June 15, 2003. Management has evaluated the impact of this statement and has determined that there is no material effect on Peoples' financial position or results of operations.

         On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 modifies the accounting for certain financial instruments that issuers could classify as equity. Under SFAS 150, those instruments with characteristics of both liabilities and equity must be classified as liabilities in statements of financial position, with the corresponding payments to holders of the instruments recognized as interest expense.

         Initially, SFAS 150 was effective immediately for financial instruments entered into or modified after May 31, 2003, and at the beginning of the first interim period beginning after June 15, 2003, for any pre-existing financial instruments still outstanding. However, the FASB made significant changes with regard to the effective date and transition provisions on November 7, 2003, pursuant to Staff Position No. 150-3, including the indefinite deferral of the application of the measurement and recognition guidance in SFAS 150 for certain mandatory redeemable non-controlling interests. Management has evaluated the impact of this statement, including the subsequent deferral, and has determined that there is no material effect on Peoples' financial position or results of operations due to the adoption of FIN 46.

         On December 23, 2003, the FASB issued a revision of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 improves the financial statement disclosures for defined benefit plans by requiring companies to provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to the expanded annual disclosures, SFAS 132 requires companies to disclose the various elements of pension and other postretirement benefit costs on a quarterly basis in interim financial statements. The annual disclosure requirements are effective for fiscal years ending after December 15, 2003. The interim disclosure requirements are effective for interim periods beginning after December 15, 2003. Peoples has adopted the reporting requirements SFAS 132 for the year ended December 31, 2003.

         In December 2003, the FASB cleared for issuance Accounting Standards Executive Committee Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities ("loans") acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and would preclude the carryover of an acquired entities allowance for loan loss. SOP 03-3 does not apply to loans originated by the entity.


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

         DEPOSITS: The carrying amounts of demand deposits, savings accounts and certain money market deposits approximate their fair values. The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation based on current rates offered for deposits of similar remaining maturities.

         SHORT-TERM BORROWINGS: The carrying amounts of federal funds purchased, Federal Home Loan Bank advances, and securities sold overnight under repurchase agreements approximate their fair values. The fair value of term national market repurchase agreements is estimated using a discounted cash flow calculation based on rates currently available to Peoples for repurchase agreements with similar terms.

         LONG-TERM BORROWINGS: The fair value of long-term borrowings is estimated using discounted cash flow analysis based on rates currently available to Peoples for borrowings with similar terms.

         JUNIOR SUBORDINATED NOTES: The fair value of the junior subordinated notes is estimated using discounted cash flow analysis based on current market rates of securities with similar risk and remaining maturity.

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

         The estimated fair values of Peoples' financial instruments at December 31 are as follows:

                                              2003                            2002
                                    Carrying          Fair          Carrying           Fair
 (Dollars in Thousands)              Amount           Value          Amount           Value
Financial assets:
 Cash and cash equivalents      $       73,426   $     73,426    $      55,550    $     55,550
 Investment securities                 641,464        641,464          412,100         412,100
 Loans                                 900,423        917,113          837,805         867,463

 Financial liabilities:
 Deposits                       $   1,028,530    $ 1,023,612     $    955,877     $    970,833
 Short-term borrowings                 108,768        108,764           48,183          48,397
 Long-term borrowings                  388,647        400,125          203,829         209,326
 Junior subordinated notes              29,177         33,813           29,090          28,678

 Other financial instruments:
 Interest rate contracts        $          403   $        403    $         485    $        485


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


                                                                     Gross          Gross
(Dollars in Thousands)                             Amortized      Unrealized      Unrealized     Estimated
2003                                                 Cost            Gains          Losses       Fair Value
U.S. Treasury securities and obligations of
    U.S. government agencies and corporations    $      65,968             519  $      (1,046)  $     65,441
Obligations of states and political subdivisions        62,625           3,663               -        66,288
Mortgage-backed securities                             447,897           2,796         (3,352)       447,341
Other securities                                        58,311           4,994           (911)        62,394
-------------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $     634,801     $    11,972  $      (5,309)  $    641,464
-------------------------------------------------------------------------------------------------------------

2002
U.S. Treasury securities and obligations of
    U.S. government agencies and corporations    $      28,005             731  $         (89)  $     28,647
Obligations of states and political subdivisions        64,707           3,100             (1)        67,806
Mortgage-backed securities                             254,854           5,098           (141)       259,811
Other securities                                        54,482           2,615         (1,261)        55,836
-------------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $     402,048     $    11,544  $      (1,492)  $    412,100
-------------------------------------------------------------------------------------------------------------


(Dollars in Thousands)                                               Gross          Gross
                                                   Amortized      Unrealized      Unrealized     Estimated
2001                                                 Cost            Gains          Losses       Fair Value
U.S. Treasury securities and obligations of
    U.S. government agencies and corporations    $      65,023           1,299  $         (28)  $     66,294
Obligations of states and political subdivisions        49,547             483           (468)        49,562
Mortgage-backed securities                             164,557           2,171           (459)       166,269
Other securities                                        49,954           1,953         (3,668)        48,239
-------------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $     329,081     $     5,906  $      (4,623)  $    330,364
=============================================================================================================

      In 2003, 2002 and 2001, gross gains of $580,000, $328,000 and $30,000 and gross losses of $2,485,000, $112,000 and $1,000 were realized, respectively. At December 31, 2003 and 2002, investment securities having a carrying value of $437,080,000 and $171,118,000, respectively, were pledged to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.

      The following table presents a summary of available-for-sale investment securities which had an unrealized loss at December 31, 2003:


                                Obligations of       Obligations
                                 U.S. Treasury        of states
                                     and                 and            Mortgage-
                                  government          political          backed             Other
     (Dollars in Thousands)        agencies          subdivisions       securities        securities         Total
     Less than 12 months
        Estimated fair value   $      27,925      $         111     $     198,194     $        4,530     $     230,760
        Unrealized loss                  770                  -             3,343                471             4,584
     12 months or more
        Estimated fair value   $       1,828      $           -     $       1,095     $        6,831     $       9,754
        Unrealized loss                  276                  -                 9                440               725
     Total
        Estimated fair value   $      29,753      $         111     $     199,289     $       11,361     $     240,514
        Unrealized loss                1,046                  -             3,352                911             5,309


      The unrealized losses reported for mortgage-backed securities relate to securities issued by U.S. government sponsored entities and private institutions, while the unrealized losses reported for other securities relate primarily to trust preferred securities issued by commercial banks. In both cases, the unrealized losses were largely attributable to the sustained low interest rate environment. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include duration and magnitude of the decline in value, the financial condition of the issuer, and Peoples' ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. Since Peoples has the both the intent and ability to hold the securities contained in the above table for a time necessary to recover the amortized cost, management does not believe any individual unrealized loss at December 31, 2003, represents an other-than-temporary impairment.

      The following table presents the amortized costs, fair value and weighted average yield of securities by maturity at December 31, 2003. The estimated maturities presented in the tables below may differ from the contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Rates are calculated on a taxable equivalent basis using a 35% federal income tax rate.


                                   Obligations
                                Obligations of         of states                                            Total
                                 U.S. Treasury            and            Mortgage-                        available-
                                and government         political           backed           Other          for-sale
     (Dollars in Thousands)        agencies           subdivisions       securities       securities      securities
     Within one year
        Amortized cost       $         14,267      $      2,814       $        84      $         -     $    17,165
        Fair value                     14,288             2,862                86                -          17,236
        Average yield                    4.19 %            5.67 %            7.00 %              - %          4.45 %
     1 to 5 years
        Amortized cost       $         19,396      $     29,555       $       672      $    18,458     $    68,081
        Fair value                     19,674            31,243               706           19,331          70,954
        Average yield                    3.76 %            4.80 %            7.52 %           6.48 %          4.99 %
     5 to 10 years
        Amortized cost       $            172      $     28,461       $    14,870      $     8,828     $    52,331
        Fair value                        174            30,272            15,166            9,009          54,621
        Average yield                    3.56 %            4.70 %            6.42 %           9.08 %          5.93 %
     Over 10 years
        Amortized cost       $         32,133      $      1,795       $   432,271      $    31,025     $   497,224
        Fair value                     31,305             1,911           431,383           34,054         498,653
        Average yield                    2.60 %            5.70 %            4.54 %           5.73 %          4.49 %
     -----------------------------------------------------------------------------------------------------------------
     Total amortized cost    $         65,968      $     62,625       $   447,897      $    58,311     $   634,801
     Total fair value        $         65,441      $     66,288       $   447,341      $    62,394     $   641,464
     Total average yield                 3.29 %            4.82 %            4.61 %           6.47 %          4.66 %
     =================================================================================================================


 4.  LOANS:
      Peoples Bank originates various types of loans, including commercial, financial and agricultural loans ("commercial loans"), real estate loans and consumer loans, focusing primarily on lending opportunities in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets. Loans are comprised of the following at December 31:

      (Dollars in Thousands)                        2003                2002
      Commercial, mortgage                 $     380,372       $     289,597
      Commercial, other                          131,697             102,931
      Real estate, construction                   21,056              16,231
      Real estate, mortgage                      301,726             330,840
      Consumer                                    79,926             103,635
      Credit card                                    221               6,549
      -----------------------------------------------------------------------
           Total loans                     $     914,998       $     849,783
      =======================================================================

     Excluded from the loan balances above are $2.8 million and $1.1 million of real estate loans originated and held for sale in the secondary market at December 31, 2003 and 2002, respectively. Peoples Bank has pledged certain loans secured by 1-4 family residential mortgages and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the Federal Home Loan Bank as discussed in Note 8. At December 31, 2003, the amount of such pledged loans totaled $277.6 million.

     In December 2003, Peoples entered into an agreement to sell its existing credit card portfolio. Preliminary settlement of the sale occurred on December 31, 2003, which resulted in Peoples recognizing a pre-tax gain of $1.2 million, net of expenses. The credit card loan balances at December 31, 2003, represent nonqualifying balances not included in the preliminary settlement of the sale and are subject to final settlement. Final settlement of the sale was completed in the first quarter of 2004.

     Peoples' loans consist of credits to borrowers spread over broad range of industrial classifications, with no loans to foreign entities. Peoples' largest concentration of commercial loans consist of credits to lodging and lodging related companies, which totaled $65,268,000 and $43,889,000 at December 31, 2003 and 2002, respectively. Loans to assisted living facilities and nursing homes also represent a significant portion of Peoples' commercial loans, totaling $57,692,000 and $52,660,000 at December 31, 2003 and 2002, respectively. These credits were subjected to Peoples' normal commercial underwriting standards and did not present more than the normal amount of risk assumed in other lending areas. Peoples does not extend credit to any single borrower or group of related borrowers in excess of the legal lending limit of its subsidiary bank.

     In the normal course of its business, Peoples Bank has granted loans to executive officers and directors of Peoples and to their affliliates. Related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectibility. The following is an analysis of activity of related party loans for the year ended December 31, 2003:

      (Dollars in Thousands)
      Balance, January 1, 2003                         $       24,347
      New loans and disbursements                               3,822
      Repayments                                              (3,255)
      No longer executive officer or director                 (5,461)
      Other changes                                                37
      ----------------------------------------------------------------
      Balance, December 31, 2003                       $       19,490
      ================================================================

      Changes in the allowance for loan losses for each of the three years in the period ended December 31, 2003, were as follows:

(Dollars in Thousands)                      2003         2002         2001
Balance, beginning of year             $  13,086    $  12,357    $  10,930
Charge-offs                               (3,786)      (4,328)      (2,638)
Recoveries                                 1,101          686          439
---------------------------------------------------------------------------
     Net charge-offs                      (2,685)      (3,642)      (2,199)
Provision for loan losses                  3,601        4,067        2,659
Allowance for loan losses acquired           573          304          967
---------------------------------------------------------------------------
          Balance, end of year         $  14,575    $  13,086    $  12,357
===========================================================================

     At December 31, 2003, impaired loans totaled $20,025,000, including $8,427,000 of impaired loans for which the related allowance for loan losses was $3,787,000. Impaired loans totaled $9,642,000 at December 31, 2002, including $1,719,000 of impaired loans for which the related allowance for loan losses was $493,000. Peoples' average investment in impaired loans was $13,686,000 and $8,732,000 in 2003 and 2002, respectively.


 5.  BANK PREMISES AND EQUIPMENT:
     The major categories of bank premises and equipment and accumulated depreciation are summarized as follows at December 31:

(Dollars in Thousands)                          2003              2002
Land                                  $        4,930     $       3,643
Building and premises                         23,609            20,922
Furniture, fixtures and equipment             13,846            12,415
-----------------------------------------------------------------------
                                              42,385            36,980
   Accumulated depreciation                  (20,230)          (18,922)
-----------------------------------------------------------------------
Net book value                        $       22,155     $      18,058
=======================================================================

      Peoples depreciates its building and premises and furniture, fixtures and equipment over estimated useful lives ranging from 5 to 40 years and 2 to 10 years, respectively. Depreciation expense was $2,240,000, $2,025,000 and $1,943,000, in 2003, 2002 and 2001, respectively.

      Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods ranging from two to ten years. The future minimum payments under noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2003:

                        (Dollars in Thousands)
                         2004                     $     379
                         2005                           382
                         2006                           347
                         2007                           286
                         2008                           240
                   Thereafter                         1,958
                  ------------------------------------------
                        Total                     $   3,592
                  ==========================================

      Rent expense was $349,000, $286,000 and $288,000 in 2003, 2002 and 2001,
      respectively.


6.  DEPOSITS:
      Included in interest-bearing deposits are various time deposit products. The maturities of time deposits for each of the next five years and thereafter are as follows: $211,252,000 in 2004; $128,604,000 in 2005;
      $17,824,000 in 2006; $68,217,000 in 2007; $17,709,000 in 2008; and
      $160,000 thereafter.

      Deposits from related parties approximated $11.4 million and $14.8 million at December 31, 2003 and 2002, respectively.


 7.  SHORT-TERM BORROWINGS:
      Peoples utilizes various short-term borrowings as sources of funds, including Federal Home Loan Bank ("FHLB") advances and national market repurchase agreements. The FHLB advances are collateralized by residential mortgage loans and investment securities. Peoples' national market repurchase agreements are with high quality, financially secure financial service companies. Other short-term borrowings represent a short-term loan from an unrelated financial institution to fund an acquisition. Short-term borrowings are summarized as follows:


   (Dollars in Thousands)                                                National
                                         Federal       Retail             Market                         Other
                                          Funds      Repurchase         Repurchase       FHLB       Short-Term
                                        Purchased    Agreements         Agreements     Advances     Borrowings
   2003
   Ending balance                     $      -      $   16,468      $    -         $   92,300    $         -
   Average balance                           1          20,151           -             26,900          7,545
   Highest month end balance                 -          24,342           -             92,300         17,000
   Interest expense - YTD                    -             175           -                400            218
   Weighted-average interest rate:
   -------------------------------
         End of year                         - %          0.53 %         - %             1.23 %            - %
         During the year                  1.20            0.87           -               1.49           2.89
   2002
   Ending balance                     $      -      $   22,083      $    -         $        -    $    17,000
   Average balance                          28          23,351           -             12,626          9,408
   Highest month end balance                 -          26,693           -             49,000         17,000
   Interest expense - YTD                    1             318           -                234            316
   Weighted-average interest rate:
   -------------------------------
         End of year                         - %          0.93 %         - %                - %         2.91 %
         During the year                  3.57            1.36           -               1.85           3.36

  2001
   Ending balance                     $      -      $   23,752      $      -       $  32,300     $         -
   Average balance                          16          25,630        12,612          33,247               -
   Highest month end balance                10          28,950        25,800          56,586               -
   Interest expense - YTD                    1             911           666           1,665               -
   Weighted-average interest rate:
   -------------------------------
         End of year                         - %          1.95 %           - %          2.05 %             - %
         During the year                  6.25            3.55          5.28            5.01               -


 8.  LONG-TERM BORROWINGS:
      Long-term borrowings consisted of the following at December 31:

(Dollars in Thousands)                                               2003           2002
Term note payable, at LIBOR (parent company)                   $   17,000    $     1,500
National market repurchase agreements, bearing interest
     at rates ranging from 2.09% to 3.65%                         216,250          9,100
Federal Home Loan Bank convertible rate advances, bearing
     interest at rates ranging from 3.20% to 5.63%                107,000        170,000
Federal Home Loan Bank non-amortizing, fixed rate advances,
     bearing interest at 4.48%                                      5,000          5,000
Federal Home Loan Bank amortizing, fixed rate advances,
     bearing interest at rates ranging from 2.01% to 5.00%         43,397         27,329
-----------------------------------------------------------------------------------------
          Total long-term borrowings                           $  388,647    $   212,929
=========================================================================================

      Peoples' national market repurchase agreements consist of agreements with high quality, financially secure financial service companies and maturities ranging from 2 to 5 years.

      The FHLB advances consist of various borrowings with maturities ranging from 10 to 20 years and generally may not be repaid prior to maturity without a penalty. The rate on the convertible rate advances are fixed from initial periods ranging from one to four years, depending on the specific advance. After the initial fixed rate period, the FHLB has the option to convert each advance to a LIBOR based, variable rate advance. If the FHLB exercises its option, Peoples may repay the advance in whole or in part on the conversion date or any subsequent repricing date without a prepayment fee. At all other times, early repayment of any convertible rate advance would result in Peoples incurring a prepayment penalty.

      All FHLB advances, including short-term advances, are collateralized by Peoples Bank's real estate mortgage portfolio and other bank assets. Peoples' borrowing capacity with the FHLB is based on the amount of FHLB common stock owned by Peoples Bank and the amount of collateral pledged. The most restrictive requirement of the debt agreement requires Peoples to provide real estate mortgage loans as collateral in an amount not less than 125% of advances outstanding.

      On December 16, 2003, Peoples prepaid $63 million of FHLB convertible rate advances, with a weighted-average rate of 5.14% and weighted-average remaining maturity of 5.4 years, at a pre-tax loss of $6.8 million, or $0.46 cents per share after-tax, for prepayment penalties. Peoples reborrowed the funds using a short-term, FHLB repurchase agreement advance.


      The aggregate minimum annual retirements of long-term borrowings in the next five years and thereafter are as follows:

                       (Dollars in Thousands)
                       2004                      $    21,910
                       2005                           87,711
                       2006                           55,853
                       2007                           57,999
                       2008                           56,523
                 Thereafter                          108,651
                 --------------------------------------------
                       Total                     $   388,647
                 ============================================


 9.   JUNIOR SUBORDINATED NOTES HELD BY SUBSIDIARY TRUSTS:
      Peoples Bancorp has two statutory business trusts (the "Trusts") that were formed for the purpose of issuing or participating in pools of corporation-obligated mandatorily redeemable capital securities (the "Capital Securities" or "Trust Preferred Securities"), with 100% of the common equity in the Trusts owned by Peoples Bancorp. The proceeds from the Capital Securities and common equity were invested in junior subordinated debt securities of Peoples Bancorp (the "Debentures").

      The Debentures held by the trusts are the sole assets of those trusts. Distributions on the Capital Securities are payable semiannually at a rate per annum equal to the interest rate being earned by the Trusts on the Debentures and are recorded as interest expense by Peoples. Since the Trusts are variable interest entities and Peoples Bancorp is not deemed to be the primary beneficiary, the Trusts are not included in Peoples' consolidated financial statements. As a result, Peoples includes the Debentures as a separate category of long-term debt on the Consolidated Balance Sheets entitled "Junior Subordinated Notes Held by Subsidiary Trusts" and the related expense as interest expense on the Consolidated Statements of Income.

      Under the provisions of the subordinated debt, Peoples Bancorp has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative. Peoples Bancorp has entered into agreements which, taken collectively, fully and unconditionally guarantee the Capital Securities subject to the terms of each of the guarantees.

      The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Debentures held by PEBO Capital Trust I are first redeemable, in whole or in part, by Peoples Bancorp on May 1, 2009. The Debentures held by PEBO Capital Trust II are first redeemable, in whole or in part, by Peoples Bancorp on April 22, 2007. The Capital Securities issued by the Trusts are summarized as follows at December 31:


(Dollars in thousands)                                                            2003         2002
Capital securities of PEBO Capital Trust I, 8.62%, due May 1, 2029,
   net of unamortized issuance costs                                      $     22,345   $   22,310

Capital securities of PEBO Capital Trust II, 3-month LIBOR + 3.70%,
   due April 22, 2032,                                                           6,832        6,780

----------------------------------------------------------------------------------------------------
Total capital securities                                                        29,177       29,090
====================================================================================================

Total capital securities qualifying for Tier 1 capital                          29,177       29,090
====================================================================================================

      The Trust Preferred Securities currently qualify as Tier 1 capital for regulatory capital purposes. In July 2003, the Board of Governors of the Federal Reserve System (the "Federal Reserve") issued a supervisory letter instructing bank holding companies to continue to include the Trust Preferred Securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. At December 31, 2003, the banking regulatory agencies had not issued any guidance changing the treatment of Trust Preferred Securities for regulatory capital purposes due to FIN 46. However, there can be no assurance the Federal Reserve and other banking regulatory agencies will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory purposes.


10.  EMPLOYEE BENEFIT PLANS:
      Peoples sponsors a noncontributory defined benefit pension plan which covers substantially all employees. The plan provides benefits based on an employee's years of service and compensation. Peoples also has a contributory benefit postretirement plan for former employees who were retired as of December 31, 1992. The plan provides health and life insurance benefits. Peoples' policy is to fund the cost of the benefits as they are incurred.

      The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 2003, and a statement of the funded status as of December 31, 2003 and 2002:

                                                                      Pension                Postretirement
                                                                      Benefits                  Benefits
(Dollars in Thousands)                                             2003            2002         2003      2002
Change in benefit obligation:
Obligation at January 1                                      $   10,106      $    8,262    $     685  $    696
Service cost                                                        708             551            -         -
Interest cost                                                       688             606           40        48
Plan participants' contributions                                      -               -          117       114
Actuarial loss (gain)                                             1,206           1,010         (80)         1
Benefit payments                                                   (711)           (377)        (146)     (174)
Acquisition                                                          13               -            -         -
Increase due to plan changes                                          -              54            -         -
---------------------------------------------------------------------------------------------------------------
Obligation at December 31                                        12,010          10,106          616       685
---------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation at December 31                     9,062           7,539            -         -
---------------------------------------------------------------------------------------------------------------

Change in plan assets:
Fair value of plan assets at January 1                            7,765           7,614            -         -
Actual return on plan assets                                      1,753            (472)           -         -
Employer contributions                                            1,500           1,000           29        60
Plan participants' contributions                                      -               -          117       114
Benefit payments                                                   (711)           (377)        (146)     (174)
---------------------------------------------------------------------------------------------------------------
Fair value of plan assets at December 31                         10,307           7,765            -         -
---------------------------------------------------------------------------------------------------------------

Funded status:
Funded status at December 31                                     (1,702)         (2,341)        (616)     (685)
Unrecognized transition obligation                                    -               -            -         -
Unrecognized prior-service cost                                      44              38           22        33
Unrecognized net gain                                             4,004           3,767           73       156
---------------------------------------------------------------------------------------------------------------
Net amount recognized                                             2,346           1,464         (521)     (496)
---------------------------------------------------------------------------------------------------------------

Amounts recognized in Consolidated Balance Sheets:
Prepaid benefit costs                                             2,346           1,464            -         -
Accrued benefit liability                                             -               -         (521)     (496)
---------------------------------------------------------------------------------------------------------------
Net amount recognized                                        $    2,346      $    1,464    $    (521) $   (496)
---------------------------------------------------------------------------------------------------------------

      The assumptions used in the measurement of Peoples' benefit obligation at December 31 are shown in the following table:

                                       Pension            Postretirement
                                      Benefits               Benefits
                                   2003        2002       2003        2002
Discount rate                      6.25 %      6.75 %     6.25 %      6.75 %
Expected return on plan assets     8.50        8.50        n/a         n/a
Rate of compensation increase      4.00        4.00        n/a         n/a

      The following table provides the components of net periodic benefit cost for the plans:

                                               Pension Benefits                Postretirement Benefits
(Dollars in Thousands)                    2003        2002        2001        2003        2002        2001
Service cost                          $    708    $    550    $    464    $      -    $      -    $      -
Interest cost                              688         606         553          40          48          57
Expected return on plan assets            (861)       (769)       (689)          -           -           -
Amortization of transition asset             -          (8)         (8)          -           -           -
Amortization of prior service cost          (6)         (9)         (9)         11           -           -
Amortization of net loss                    89           -           -           4          17          16
-----------------------------------------------------------------------------------------------------------
Net periodic benefit cost             $    618    $    370    $    311    $     55    $     65    $     73
-----------------------------------------------------------------------------------------------------------

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

      Plan Assets: Peoples' pension plan actual weighted-average asset allocations by asset category at December 31 are as follows:

                                                  2003        2002
                 Equity securities                  70 %        58 %
                 Debt securities                    25          38
                 Other                               5           4
                 -------------------------------------------------------
                 Total                             100 %       100 %
                 =======================================================

      Peoples' investment strategy, as established by the Retirement Plan Committee, is to invest assets per the following target allocations:
      Equity securities of 60-75%; Debt securities of 24-39%; and Other of 1%. The assets will be reallocated periodically to meet the above target allocations. The investment policy will be reviewed periodically, under the advisement of a certified investment advisor, to determine if the policy should be changed.

      CASH FLOWS: Peoples anticipates contributing $700,000 to its pension plan in 2004; however, actual contributions are made at the discretion of the Retirement Plan Committee and Peoples' Board of Directors. Estimated future benefit payments, which reflect expected future service, for the years ending December 31 are as follows: $242,000 in 2004; $340,000 in 2005; $351,000 in 2006; $375,000 in 2007; $425,000 in 2008 and $3,825,000
      in 2009 through 2013.

      RETIREMENT SAVINGS PLAN: Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants the opportunity to save for retirement on a tax-deferred basis. In addition, Peoples makes matching contributions equal to 100% of participants' contributions that do not exceed 3% of the participants' compensation, plus 50% of participants' contributions between 3% and 5% of the participants' compensation. Matching contributions made by Peoples totaled $480,000, $413,000 and $356,000 for the years ended December 31, 2003, 2002 and 2001, respectively.


11.  FEDERAL INCOME TAXES:
      The effective federal income tax rate in the Consolidated Statement of Income is less than the statutory corporate tax rate due to the following:



                                                                       Year ended December 31
                                                                2003           2002           2001
Statutory corporate tax rate                                     35.0 %         35.0 %         35.0 %
Differences in rate resulting from:
    Interest on obligations of state and political               (4.5)          (3.6)          (3.4)
             subdivisions
    Investments in low-income housing tax credit funds           (3.4)          (2.2)          (3.0)
    Business owned life insurance                                (2.3)          (2.0)          (1.0)
    Other, net                                                    0.1            0.2            2.8
-------------------------------------------------------------------------------------------------------
            Effective federal income tax rate                    24.9 %         27.4 %         30.4 %
=======================================================================================================

The significant components of Peoples' deferred tax assets and liabilities consisted of the following at December 31:


(Dollars in Thousands)                          2003            2002
Deferred tax assets:
     Allowance for loan losses           $     5,667      $    4,987
     Accrued employee benefits                   101             318
     Deferred loan fees and costs                308             222
     Other                                       330             216
---------------------------------------------------------------------
        Total deferred tax assets              6,406           5,743
---------------------------------------------------------------------

Deferred tax liabilities:
     Bank premises and equipment                 770            (24)
     Deferred Income                           2,886           1,502
     Investments                               2,129           1,910
     Available-for-sale securities             2,260           3,470
     Other                                       154              88
---------------------------------------------------------------------
        Total deferred tax liabilities         8,199           6,946
---------------------------------------------------------------------
        Net deferred tax liability       $    (1,793)      $  (1,203)
=====================================================================

      The related federal income tax (benefit) expense on securities transactions approximated $(667,000) in 2003, $77,000 in 2002 and $10,000 in 2001.


12.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:
      In the normal course of business, Peoples is party to financial instruments with off-balance sheet risk necessary to meet the financing needs of customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, and interest rate caps. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets. The contract or notional amounts of these instruments express the extent of involvement Peoples has in these financial instruments.

      LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT: Loan commitments are made to accommodate the financial needs of Peoples' customers. Standby letters of credit are instruments issued by Peoples Bank guaranteeing the beneficiary payment by the bank in the event of default by Peoples Bank's customer in the non-performance of an obligation or service. Historically, most loan commitments and standby letters of credit expire unused. Peoples' exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Peoples uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

      The total amounts of loan commitments and standby letters of credit are summarized as follows at December 31:

                                                  Contractual Amount
          (Dollars in Thousands)                    2003            2002
          Loan commitments                   $   115,685     $   103,462
          Standby letters of credit               20,928           7,632
          Unused credit card limits                    -          21,216

      INTEREST RATE CONTRACTS: Peoples has entered into interest rate contracts with unaffiliated financial institutions as a means of managing the risk of changing interest rates. These interest rate contracts subject Peoples to the risk that the counter-parties may fail to perform. In order to minimize such risk, Peoples deals only with high-quality, financially secure financial institutions.

      At December 31, 2002, Peoples held an option to initiate an interest rate swap beginning on October 19, 2002, and continuing on a quarterly basis until its expiration in July 2009. Under the terms of the interest rate swap, Peoples would receive LIBOR based variable rate payments and pay fixed rate payments to a counter-party, computed on a notional amount of $17 million. Peoples entered into this interest rate contract to hedge a $17 million long-term, fixed rate FHLB advance, which could convert to a variable rate at the FHLB's discretion. At December 31, 2003, Peoples had not exercised its option under this interest rate contract since the advance remained a fixed rate advance.

      At December 31, 2003, Peoples also had in place an interest rate cap contract with a notional amount of $10 million. Under this interest rate cap contract, Peoples is entitled to receive cash from counter-parties for interest rate differentials between an index rate and a specified rate, computed on the notional amount. The contract expires in September 2004.

      OTHER: Peoples also has commitments to make additional capital contributions in low income housing projects. Such commitments approximated $8.9 million at December 31, 2003, and $5.7 million at December 31, 2002. The maximum aggregate amounts Peoples could be required to make for each of the next five years are as follows: $4.1 million in 2004; $1.0 million in 2005; $0.7 million in 2006 and 2007; $0.6 million in
      2008.

      At December 31, 2003, Peoples had provided credit recourse on approximately $0.9 million of business credit card loans sold its credit card portfolio to an unrelated third party during the fourth quarter of 2003. As a result, Peoples is required to reimburse the third party in the event of any customer default, pursuant to the credit recourse provided. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total loan amount of $4.0 million.


13.  REGULATORY MATTERS:
      The following is a summary of certain regulatory matters affecting Peoples Bancorp and its subsidiaries:

      LIMITS ON DIVIDENDS: The primary source of funds for the dividends paid by Peoples Bancorp is dividends received from Peoples Bank. The payment of dividends by Peoples Bank is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years. At December 31, 2003, Peoples Bank's retained net profits available for distribution to Peoples Bancorp as dividends without regulatory approval were approximately $90,000. During 2004, approximately $9.9 million of Peoples Bank's retained net profits will be available for distribution to Peoples Bancorp as dividends without regulatory approval in addition to the total retained net profits of 2004 through the dividend date.

      CAPITAL REQUIREMENTS: Peoples and Peoples Bank are subject to various regulatory capital requirements administered by the banking regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Peoples and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of each entity's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Peoples' and Peoples Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require Peoples and Peoples Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Peoples and Peoples Bank met all capital adequacy requirements at December 31, 2003.

      As of December 31, 2003, the most recent notifications from the banking regulatory agencies categorized Peoples and Peoples Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Peoples and Peoples Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Peoples' or its banking subsidiary's category.




      Peoples' and Peoples Bank's, actual capital amounts and ratios as of December 31 are also presented in the following table:

     (Dollars in Thousands)                Actual                   For Capital Adequacy           To Be Well Capitalized
     2003                            Amount         Ratio            Amount        Ratio            Amount         Ratio
     Total Capital (1)
              Peoples            $     161,780        15.4 %    $       83,864         8.0 %    $     104,830         10.0 %
         Peoples Bank                  151,782        14.6              83,023         8.0            103,779         10.0
     ------------------------------------------------------------------------------------------------------------------------

     Tier 1 (2)
         Peoples                       147,591        14.1              41,932         4.0             62,898          6.0
         Peoples Bank                  138,790        13.4              41,512         4.0             62,267          6.0
     ------------------------------------------------------------------------------------------------------------------------

     Tier 1 Leverage (3)
         Peoples                       147,591         8.7              68,021         4.0             85,027          5.0
         Peoples Bank                  138,790         8.2              67,548         4.0             84,435          5.0
     ------------------------------------------------------------------------------------------------------------------------

     2002
     Total Capital (1)
         Peoples                 $     151,454        16.8 %    $       72,165         8.0 %    $      90,206         10.0 %
         Peoples Bank                  122,380        13.7              71,561         8.0             89,451         10.0
     ------------------------------------------------------------------------------------------------------------------------

     Tier 1 (2)
         Peoples                       139,208        15.4              36,082         4.0             54,124          6.0
         Peoples Bank                  111,135        12.4              35,780         4.0             53,671          6.0
     ------------------------------------------------------------------------------------------------------------------------

     Tier 1 Leverage (3)
         Peoples                       139,208        10.6              52,710         4.0             65,887          5.0
         Peoples Bank                  111,135         8.3              53,420         4.0             66,775          5.0
     ------------------------------------------------------------------------------------------------------------------------

     (1) Ratio represents total capital to net risk-weighted assets.
     (2) Ratio represents Tier 1 capital to net risk-weighted assets.
     (3) Ratio represents Tier 1 capital to average assets.


14.  FEDERAL RESERVE REQUIREMENTS:
      Peoples Bank is required to maintain a certain level of reserves consisting of non-interest-bearing balances with the Federal Reserve Bank and cash on hand. The reserve requirement is calculated on a percentage of total deposit liabilities and averaged $10.8 million for the year ended December 31, 2003.


15.  ACQUISITIONS:
      On May 9, 2003, Peoples Bancorp completed the acquisition of Kentucky Bancshares Incorporated ("Kentucky Bancshares"), the holding company of Kentucky Bank & Trust, for total consideration of $29.1 million ($14.8 million in cash and $14.3 million in Peoples Bancorp's common shares). This acquisition was accounted for under the purchase method of accounting. As part of the purchase price allocation, Peoples recorded goodwill of $13.6 million, core deposit intangible of $3.5 million and trust relationship intangible of $1.0 million.

      The acquisition of Kentucky Bancshares included the merger of Kentucky Bank & Trust into Peoples Bank. As a result, the five former Kentucky Bank & Trust offices in the northeastern Kentucky communities of Ashland, Russell, Flatwoods, Greenup and South Shore now operate as full-service financial service offices of Peoples Bank. In this transaction, Peoples acquired loans of $75 million, deposits of $113 million, and trust assets under management of $182 million, as well as three ATMs.

      On October 4, 2002, Peoples Bank completed the acquisition of a banking center in Malta, Ohio, from Century National Bank of Zanesville, Ohio, a subsidiary of Park National Corporation of Newark, Ohio. As part of the transaction, Peoples Bank acquired deposits of $6.3 million and loans of $1.6 million. Effective October 4, Peoples discontinued banking operations at the Malta office located at 50 West Third Street, with the Malta office customers being served by Peoples Bank's full-service office in neighboring McConnelsville.

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

      The balances and operations of the acquired businesses are included in Peoples' financial statements from the date of acquisition and do not materially impact Peoples' financial position, results of operations or cash flows for any period presented. In addition, Peoples made several other acquisitions in prior years accounted for under the purchase method of accounting. The purchase prices of these acquisitions were allocated to the identifiable tangible and intangible assets acquired based upon their fair value at the acquisition date.


16.  STOCK OPTIONS:
      Peoples' stock option plans provide for the granting of both incentive stock options and non-qualified stock options covering up to 1,614,339 common shares. Under the provisions of the plans, the option price per share shall not be less than the fair market value of the common shares on the date of grant of an option; therefore, no compensation expense is recognized. Recent options granted to employees vest over periods ranging from three to six years. Options granted to directors of Peoples Bancorp and Peoples Bank vest in one year. All granted options to both employees and directors expire ten years from the date of grant.

      The following summarizes Peoples' stock options as of December 31, 2003, 2002 and 2001, and the changes for the years then ended:


                                           2003                          2002                         2001
                                ---------------------------   ---------------------------  ---------------------------
                                                Weighted                      Weighted                     Weighted
                                                 Average                       Average                      Average
                                   Number       Exercise        Number        Exercise        Number       Exercise
                                 of Shares        Price        Of Shares        Price       of Shares        Price
                                ---------------------------   ---------------------------  ---------------------------
Outstanding at January 1             622,978   $     15.09        640,144    $     13.48        750,097   $     12.92
Granted                              120,103         22.57         86,389          23.52          7,392         15.13
Exercised                             72,957         11.82        102,528          12.15         86,176          7.69
Canceled                               8,896         17.20          1,027          13.86         31,169         16.16
----------------------------------------------------------------------------------------------------------------------
Outstanding at December 31           661,228         16.78        622,978          15.09        640,144         13.48
======================================================================================================================
Exercisable at December 31           346,426         14.20        356,757          13.20        392,433         12.30
======================================================================================================================
Weighted average estimated fair value of
options granted during the year                $      7.01                   $      7.57                  $      3.31
======================================================================================================================

      The following summarizes information concerning Peoples' stock options outstanding at December 31, 2003:


                                         Options Outstanding                        Options Exercisable
                          ---------------------------------------------------  -------------------------------
                                               Weighted
                                                Average            Weighted                        Weighted
                              Options          Remaining           Average                          Average
        Range of              Shares          Contractual         Exercise       Number            Exercise
     Exercise Prices        Outstanding          Life               Price       Exercisable          Price
                          ---------------------------------------------------  -------------------------------
     $ 7.89 to     $13.48         155,632      1.6 years       $        9.52        155,632         $    9.52
     $13.58 to     $15.86         172,640      5.8 years               14.38          57,695            14.63
     $16.10 to     $22.06         149,960      4.7 years               19.20         120,969            19.01
     $22.32 to     $28.57         182,996      8.8 years               23.22          12,130            24.31


17. PARENT COMPANY ONLY FINANCIAL INFORMATION:


Condensed Balance Sheets                                                                  December 31,
(Dollars in Thousands)                                                               2003             2002
Assets:
Cash                                                                            $         50     $          50
Interest-bearing deposits in subsidiary bank                                          13,898            40,618
Receivable from subsidiary bank                                                          421               209
Investment securities:  Available-for-sale (amortized cost of $1,858 and
    $1,981 at December 31, 2003 and 2002, respectively)                                5,086             4,034
Investments in subsidiaries:
         Bank                                                                        160,150           132,729
         Non-bank                                                                     39,662            19,784
Other assets                                                                           4,840             1,535
---------------------------------------------------------------------------------------------------------------
             Total assets                                                       $    224,107     $     198,959
===============================================================================================================

Liabilities:
Accrued expenses and other liabilities                                          $      5,131     $       2,990
Dividends payable                                                                      1,919             1,196
Short-term borrowings                                                                      -            17,000

Long-term borrowings                                                                  17,000             1,500
Junior subordinated debentures held by subsidiary trusts                              29,177            29,090
---------------------------------------------------------------------------------------------------------------
            Total liabilities                                                         53,227            51,776
---------------------------------------------------------------------------------------------------------------

Stockholders' equity                                                                 170,880           147,183
---------------------------------------------------------------------------------------------------------------
            Total liabilities and stockholders' equity                          $    224,107     $     198,959
===============================================================================================================



Consolidated Statements of Income                                                       Year ended December 31,
(Dollars in Thousands)                                                           2003             2002            2001
Income:
Dividends from subsidiary bank                                               $    17,750     $     10,200    $     29,125
Interest                                                                             221              389             182
Dividends from other subsidiaries                                                      -                -              80
Rental income from subsidiaries                                                       55               55              55
Other                                                                                 41              831             911
--------------------------------------------------------------------------------------------------------------------------
     Total income                                                                 18,067           11,475          30,353
--------------------------------------------------------------------------------------------------------------------------

Expenses:
Interest expense on junior subordinated notes held by subsidiary trusts            2,429            2,420           2,621
Intercompany management fees                                                         576              520             536
Interest                                                                             474              361             101
Other                                                                                677              458             633
--------------------------------------------------------------------------------------------------------------------------
     Total expenses                                                                4,156            3,759           3,891
--------------------------------------------------------------------------------------------------------------------------

Income before federal income taxes and equity in undistributed earnings of
    (excess dividends from) subsidiaries                                          13,911            7,716          26,462
Applicable income tax benefit                                                     (1,285)            (700)           (509)
Equity in undistributed earnings of (excess dividends from) subsidiaries           1,058           10,336         (14,636)
--------------------------------------------------------------------------------------------------------------------------
            Net income                                                       $    16,254     $     18,752    $     12,335
==========================================================================================================================


Statements of Cash Flows                                                                Year ended December 31,
(Dollars in Thousands)                                                              2003            2002             2001
Cash flows from operating activities:
Net income                                                                   $    16,254     $    18,752     $     12,335
Adjustment to reconcile net income to cash provided by operations:
    Amortization and depreciation                                                     35              48              206
    (Equity in undistributed earnings of) excess dividends from subsidiaries      (1,058)        (10,336)          14,636
    Other, net                                                                    (1,264)            920              478
--------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                               13,967           9,384           27,655
--------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
(Purchases of) proceeds from sales of investment securities                       (1,603)          1,102           (2,000)
Net (expenditures for) proceeds from sale of premises and equipment                    -             (18)              13
Investment in subsidiaries                                                       (17,475)        (21,521)         (14,634)
Acquisitions of financial institutions                                           (15,683)              -                -
Investment in tax credit funds                                                         -          (1,315)            (400)
--------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                  (34,761)        (21,752)         (17,021)
--------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from issuance of Trust Preferred Securities                                   -           7,000                -
Repurchase of Trust Preferred Securities                                               -          (6,150)               -
(Payments on) proceeds from short-term borrowings                                (17,000)         17,000                -
Net proceeds from (payments on) long-term borrowings                              15,500            (300)            (300)
Purchase of treasury stock                                                        (4,092)           (244)          (3,804)
Change in receivable from subsidiary                                                (212)          1,570             (468)
Proceeds from issuance of common stock                                             5,582          33,230              477
Cash dividends paid                                                               (5,704)         (4,177)          (3,593)
--------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by financing activities                     (5,926)          47,929          (7,688)
--------------------------------------------------------------------------------------------------------------------------
          Net increase (decrease) in cash                                        (26,720)         35,561            2,946
Cash and cash equivalents at the beginning of the year                            40,668           5,107            2,161
--------------------------------------------------------------------------------------------------------------------------
          Cash and cash equivalents at the end of the year                   $    13,948     $    40,668     $      5,107
==========================================================================================================================

Supplemental cash flow information:
    Interest paid                                                            $       486     $       331     $         97
--------------------------------------------------------------------------------------------------------------------------



18.  SUMMARIZED QUARTERLY INFORMATION (UNAUDITED):

A summary of selected quarterly financial information for 2003 and 2002 follows:

(Dollars in Thousands, except Per Share Data)                                  2003

                                                  First              Second            Third             Fourth
                                                 Quarter            Quarter           Quarter            Quarter
Interest income                              $       22,777     $       23,492    $       23,550     $      21,836
Interest expense                                      9,719              9,915             9,465             8,951
Net interest income                                  13,058             13,577            14,085            12,885
Provision for possible loan losses                      831                935               920               915
Net gain (loss) on securities transactions                2                (29)                2            (1,880)
Net (loss) gain on asset disposals                       (2)              (236)                9               (32)
Gain on sale of credit card portfolio                     -                  -                 -             1,423
Mortgage banking income                                 230                337               400               385
Other income                                          3,705              4,210             4,641             4,373
Intangible asset amortization                           201                271               551               470
Long-term debt prepayment penalties                       -                 41                 -             6,817
Other expenses                                        8,918              9,146             9,448            10,040
Income tax expense (benefit)                          2,029              2,027             2,278              (949)
Net income                                            5,014              5,439             5,940              (139)
Earnings per share:
   Basic                                               0.50               0.52              0.56             (0.01)
   Diluted                                   $         0.49     $         0.51    $         0.55     $       (0.01)
Weighted average shares outstanding:
   Basic                                         10,056,615         10,400,673        10,653,999        10,614,989
   Diluted                                       10,255,705         10,598,820        10,896,461        10,874,876


                                                                              2002
                                                  First              Second            Third             Fourth
                                                 Quarter            Quarter           Quarter            Quarter
Interest income                              $       20,315     $       20,312    $       21,683     $      20,658
Interest expense                                      8,709              8,402             9,166             9,039
Net interest income                                  11,606             11,910            12,517            11,619
Provision for possible loan losses                      861                980             1,182             1,044
Net gain on securities transactions                      51                  -                51               114
Net loss on asset disposals                              (7)                (7)                -               (58)
Gain on early debt extinguishment                       631                  -                 -                 -
Gain on sale of loans                                     -                  -                22               135
Other income                                          3,283              3,633             4,044             3,975
Intangible asset amortization                           111                112               208               215
Other expenses                                        8,013              7,836             8,650             8,475
Income tax expense                                    1,886              1,845             1,798             1,551
Net income                                            4,693              4,763             4,796             4,500
Earnings per share:
   Basic                                               0.57               0.58              0.58              0.53
   Diluted                                   $         0.56     $         0.56    $         0.56     $        0.51
Weighted average shares outstanding:
   Basic                                          8,233,685          8,267,485         8,291,465         8,522,526
   Diluted                                        8,378,434          8,507,149         8,557,503         8,762,246


Report of Independent Auditors


      To the Stockholders and Board of Directors:
      We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of Peoples' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Bancorp Inc. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the consolidated financial statements, in 2002 Peoples changed its method of accounting for goodwill.


                                                /s/ ERNST & YOUNG LLP


      Charleston, West Virginia
      February 19, 2004

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

The information concerning directors of Peoples Bancorp Inc. ("Peoples") required by Item 401 of Regulation S-K is included in the section captioned "ELECTION OF DIRECTORS" on pages 6 through 8 of the definitive Proxy Statement of Peoples Bancorp Inc. relating to the Annual Meeting of Shareholders to be held April 8, 2004 ("Peoples' Definitive Proxy Statement"), which section is incorporated herein by reference.

The information regarding Peoples' executive officers required by Item 401 is included under Part I of this Form 10-K in the section captioned "Executive Officers Of The Registrant".

The information required by Item 405 of Regulation S-K is included under the caption "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on pages 5 and 6 of Peoples' Definitive Proxy Statement, which section is incorporated herein by reference.

The Board of Directors of Peoples has adopted charters for each of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee.

In accordance with the requirements of Rule 4350(n) of The NASDAQ Stock Market, Inc. Corporate Governance Rules, the Board of Directors of Peoples has adopted a Code of Ethics covering the directors, officers and employees of Peoples and its affiliates, including, without limitation, the principal executive officer, the principal financial officer and the controller (principal accounting officer) of Peoples. Peoples intends to disclose the following on the "Corporate Governance and Code of Ethics and Ethics Hotline" page of its Internet website within five business days following their occurrence:

     (A)  the nature of any amendment to a provision of its Code of Ethics that
           (i) applies to the principal executive officer, principal financial officer, principal accounting officer or controller of Peoples Bancorp Inc., or persons performing similar functions,
          (ii) relates to any element of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K, and
          (iii)is not a technical, administrative or other non-substantive amendment; and
     (B) a description (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver) of any waiver, including an implicit waiver, from a provision of the Code of Ethics to the principal executive officer, principal financial officer, principal accounting officer or controller of Peoples Bancorp Inc., or persons performing similar functions, that relates to one or more of the items set forth in Item 406(b) of SEC Regulation S-K.

Each of the Code of Ethics, the Audit Committee Charter, the Governance and Nominating Committee Charter and the Compensation Committee Charter is posted on the "Corporate Governance and Code of Ethics and Ethics Hotline" page of Peoples Bancorp Inc.'s Internet website. Interested persons may also obtain copies of the Code of Ethics without charge by writing to Peoples Bancorp Inc., Attention:
Corporate Secretary, 138 Putnam Street, P.O. Box 738, Marietta, Ohio 45750-0738.


ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

The information required by this Item 11 is included in the section captioned "Compensation of Executive Officers and Directors" on pages 15 through 18 of Peoples' Definitive Proxy Statement, which section is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
----------------------------------------------------------------------------

The information required by this Item 12 is included in the section captioned "Security Ownership of Certain Beneficial Owners and Management" on pages 2 through 5 of Peoples' Definitive Proxy Statement, which section is incorporated herein by reference. Equity Compensation Plan Information The table below provides information as of December 31, 2003, with respect to compensation plans under which common shares of Peoples are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services. These compensation plans include:
          (i) the Peoples Bancorp Inc. Amended and Restated 1993 Stock Option Plan (the "1993 Plan");
          (ii) the Peoples Bancorp Inc. 1995 Stock Option Plan (the "1995
               Plan");
          (iii)the Peoples Bancorp Inc. 1998 Stock Option Plan (the "1998
               Plan");
          (iv) the Peoples Bancorp Inc. 2002 Stock Option Plan (the "2002 Plan"); and
          (v) the Peoples Bancorp Inc. Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the "Deferred Compensation Plan").

All of these compensation plans were approved by the shareholders of Peoples.

                                                                                            (c)
                                                (a)                                   Number of common
                                              Number of                               shares remaining
                                             common shares             (b)           available for future
                                           to be issued upon         Weighted-      issuance under equity
                                             exercise of         average exercise    compensation plans
                                             outstanding             price of        (excluding common
                                          options, warrants        outstanding         shares reflected
Plan Category                                 and rights             options            in column (a))
Equity compensation plans approved by
shareholders                                   728,954(1)             $16.78(2)           404,590(3)

Equity compensations plans not approved
by shareholders                                      -                     -                    -
--------------------------------------------------------------------------------------------------------
Total                                           728,954               $16.78              404,590
========================================================================================================

     (1) Includes an aggregate of 661,228 common shares issuable upon exercise of options granted under the 1993 Plan, the 1995 Plan, the 1998 Plan and the 2002 Plan and 67,726 common shares credited to participants' accounts under the Deferred Compensation Plan.

     (2) Represents weighted-average exercise price of outstanding options under the 1993 Plan, the 1995 Plan, the 1998 Plan and the 2002 Plan.

     (3) Includes 34,016 common shares, 22,807 common shares, 309,414 common shares and 38,353 common shares remaining available for issuance under the 1995 Plan, the 1998 Plan, the 2002 Plan and the Deferred Compensation Plan, respectively, at December 31, 2003. No common shares were available for issuance under the 1993 Plan at December 31, 2003.

Additional information regarding Peoples' stock option plans can be found in
Note 16 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

The information required by this Item 13 is included in the section captioned "Transactions Involving Management" on page 6 of Peoples' Definitive Proxy Statement, which section is incorporated by reference.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
-------------------------------------------------

The information required by this Item 14 is included in the section captioned "AUDIT COMMITTEE MATTERS" on pages 22 through 25 of Peoples' Definitive Proxy Statement, which section is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

(a)(1) Financial Statements:
       ---------------------
          The following consolidated financial statements of Peoples Bancorp Inc. and subsidiaries are included in Item 8:


                                                                                                               Page
          Report of Independent Auditors (Ernst & Young LLP)                                                    69
          Consolidated Balance Sheets as of December 31, 2003 and 2002                                          42
          Consolidated Statements of Income for each of the three years ended December 31, 2003                 43
          Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2003   44
          Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2003   44
          Consolidated Statements of Cash Flows for each of the three years ended December 31, 2003             45
          Notes to the Consolidated Financial Statements                                                        46
          Peoples Bancorp Inc. (Parent Company Only Financial Information are included in Note 17 of the
                       Notes to the Consolidated Financial Statements)                                          66


(a)(2) Financial Statement Schedules
       -----------------------------
          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3) Exhibits
       --------
          Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 74. The Exhibit Index specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)    Reports on Form 8-K:
       --------------------
       Peoples filed the following reports on Form 8-K during the fiscal quarter ended December 31, 2003:

               1) Filed October 16, 2003 - News release announcing Peoples' earnings for the third quarter of 2003.
               2) Filed November 14, 2003 - Reporting a change in classification of Peoples' trust preferred securities.
               3) Filed November 17, 2003 - News release announcing the declaration of a $0.18 per share quarterly dividend by Peoples' Board of Directors.
               4) Filed December 12, 2003 - Reporting a change in independent auditors for the Peoples Bancorp Inc. Retirement Savings Plan.
               5) Filed December 15, 2003 - News release announcing Peoples had committed to prepay select long-term advances from the Federal Home Loan Bank.
               6) Filed December 17, 2003 - News release announcing the adoption of a resolution by Peoples' Board of Directors authorizing the repurchase of 425,000 common shares in 2004.
               7) Filed December 29, 2003, as amended - News release announcing the recent restructuring of Peoples' investment portfolio.
               8) Filed December 31, 2003 - News release announcing the sale of Peoples' credit card portfolio and the signing of a joint marketing alliance agreement.

(c)    Exhibits
       --------
          Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 74.

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

                                           PEOPLES BANCORP INC.

Date:  February 26, 2004           By: /s/ ROBERT E. EVANS
                                           ------------------------------
                                           Robert E. Evans, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signatures                    Title                                      Date
         ----------                    -----                                      ----
/s/ ROBERT E. EVANS               Chairman of the Board, President,         February 26, 2004
--------------------------------  Chief Executive Officer and Director      --------------------
Robert E. Evans

/s/ CARL L. BAKER, JR.            Director                                  February 26, 2004
--------------------------------                                            --------------------
Carl L. Baker, Jr.

/s/ MARK F. BRADLEY               Chief Operating Officer and Director      February 26, 2004
--------------------------------                                            --------------------
Mark F. Bradley

/s/ GEORGE W. BROUGHTON           Director                                  February 26, 2004
--------------------------------                                            --------------------
George W. Broughton

/s/ FRANK L. CHRISTY              Director                                  February 26, 2004
--------------------------------                                            --------------------
Frank L. Christy

/s/ WILFORD D. DIMIT              Director                                  February 26, 2004
--------------------------------                                            --------------------
Wilford D. Dimit

/s/ ROBERT W. PRICE               Director                                  February 26, 2004
--------------------------------                                            --------------------
Robert W. Price

/s/ THEODORE P. SAUBER            Director                                  February 26, 2004
--------------------------------                                            --------------------
Theodore P. Sauber

/s/ PAUL T. THEISEN               Director                                  February 26, 2004
--------------------------------                                            --------------------
Paul T. Theisen

/s/ THOMAS C. VADAKIN             Director                                  February 26, 2004
--------------------------------                                            --------------------
Thomas C. Vadakin

/s/ JOSEPH H. WESEL               Vice Chairman of the Board and Director   February 26, 2004
--------------------------------                                            --------------------
Joseph H. Wesel

/s/ THOMAS J. WOLF                Director                                  February 26, 2004
--------------------------------                                            --------------------
Thomas J. Wolf

/s/ JOHN W. CONLON                Chief Financial Officer and Treasurer     February 26, 2004
--------------------------------  (Principal Financial Officer)             --------------------
John W. Conlon

/s/ DONALD J. LANDERS, JR.        Controller and Chief Accounting Officer   February 26, 2004
--------------------------------  (Principal Accounting Officer)            --------------------
Donald J. Landers, Jr.


                                  EXHIBIT INDEX


                 PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2003

  Exhibit
  Number                         Description                                           Exhibit Location
----------- -------------------------------------------------------  -----------------------------------------------------
   2(a)      Agreement and Plan of Merger, dated as of November 29,   Incorporated herein by reference to Exhibit 2.1 to
             2002, by and between Peoples Bancorp Inc. ("Peoples")    Pre-Effective Amendment No. 1 to Peoples' Registration
             and Kentucky Bancshares Incorporated, as amended March   Statement on Form S-4 (Registration No. 333-103670)
             6, 2003 (excluding schedules).                           filed March 27, 2003.

   2(b)      Plan of Merger, dated as of March 24, 2003, by and       Incorporated herein by reference to Exhibit 2.2 to
             between Peoples and Kentucky Bancshares Incorporated.    Pre-Effective Amendment No. 1 to Peoples'
                                                                      Registration Statement on Form S-4 (Registration
                                                                      No. 333-103670) filed March 27, 2003.

 3(a)(1)     Amended Articles of Incorporation of Peoples Bancorp     Incorporated herein by reference to Exhibit 3(a)
             Inc. (as filed with the Ohio Secretary of State on       to Peoples' Registration Statement on Form 8-B
             May 3, 1993).                                            filed July 20, 1993 (File No. 0-16772).

 3(a)(2)     Certificate of Amendment to the Amended Articles of      Incorporated herein by reference to Exhibit
             Incorporation of Peoples Bancorp Inc. (as filed with     3(a)(2) to Peoples' Annual Report on Form 10-K
             the Ohio Secretary of State on April 22, 1994).          for fiscal year ended December 31, 1997 (File No.
                                                                      0-16772)(the "1997 Form 10-K").

 3(a)(3)     Certificate of Amendment to the Amended Articles of      Incorporated herein by reference to Exhibit
             Incorporation of Peoples Bancorp Inc. (as filed with     3(a)(3) to Peoples' 1997 Form 10-K.
             the Ohio Secretary of State on April 9, 1996).

 3(a)(4)     Certificate of Amendment to the Amended Articles of      Incorporated herein by reference to Exhibit 3(a)
             Incorporation of Peoples Bancorp Inc. (as filed with     to Peoples' Quarterly Report on Form 10-Q for the
             the Ohio Secretary of State on April 23, 2003).          quarterly period ended March 31, 2003 (File No.
                                                                      0-16772)("Peoples' March 31, 2003 Form 10-Q")

 3(a)(5)     Amended Articles of Incorporation of Peoples Bancorp     Incorporated herein by reference to Exhibit
             Inc. (reflecting amendments through April 9, 1996)       3(a)(4) to Peoples' 1997 Form 10-K.
             [For SEC reporting compliance purposes only - not
             filed with Ohio Secretary of State].

 3(b)(1)     Code of Regulations of Peoples Bancorp Inc.              Incorporated herein by reference to Exhibit 3(b)
                                                                      to Peoples' Registration Statement on Form 8-B
                                                                      filed July 20, 1993 (File No. 0-16772).

 3(b)(2)     Certified Resolutions Regarding Adoption of              Incorporated herein by reference to Exhibit 3(c)
             Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08,     to Peoples' March 31, 2003 Form 10-Q.
             1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code
             of Regulations of Peoples Bancorp Inc. by shareholders
             on April 10, 2003

 3(b)(3)     Code of Regulations of Peoples Bancorp Inc.              Incorporated herein by reference to Exhibit 3(d)
            (reflecting amendments through April 10, 2003) [For       to Peoples' March 31, 2003 Form 10-Q.
             SEC reporting compliance purposes only.]

   4(a)      Agreement to furnish instruments and agreements          Filed herewith.
             for defining rights of holders of long-term debt.

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
             Guarantee Trustee, relating to Series B 8.62%            0-16772).
             Capital Securities.

   4(e)      Indenture, dated as of April 10, 2002, between           Incorporated herein by reference to Exhibit 4.1 to
             Peoples Bancorp Inc. and Wilmington Trust Company,       Peoples' Quarterly Report on Form 10-Q for the
             as Trustee, relating to Floating Rate Junior             quarterly period ended September 30, 2002, filed
             Subordinated Debt Securities due 2032.                   November 7, 2002 (File No. 0-16772) ("Peoples'
                                                                      September 30, 2002 Form 10-Q").

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

  10(a)      Deferred Compensation Agreement, dated November 16,      Incorporated herein by reference to Exhibit 6(g)
             1976, between Robert E. Evans and The Peoples            to Registration Statement No. 2-68524 on Form S-14
             Banking and Trust Company (now known as Peoples          of Peoples Bancorp Inc., a Delaware corporation,
             Bank, National Association), as amended March 13,        Peoples' predecessor.
             1979.*

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

 10(e)       Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(g)
             with grant of non-qualified stock options under          of Peoples' Annual Report on Form 10-K for fiscal
             Peoples Bancorp Inc. Amended and Restated 1993           Stock year ended December 31, 1995 (File No. 0-16772)
             Option Plan.*                                            ("Peoples' 1995 Form 10-K").

 10(f)       Form of Stock Option Agreement, dated May 20, 1993,      Incorporated herein by reference to Exhibit 10(h)
             used in connection with grant of incentive stock         of Peoples' 1995 Form 10-K.
             options under Peoples Bancorp Inc. Amended and
             Restated 1993 Stock Option Plan.*

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

 10(k)       Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(m)
             with grant of incentive stock options under Peoples      of Peoples' Annual Report on Form 10-K for fiscal
             Bancorp Inc. 1995 Stock Option Plan.*                    year ended December 31, 1998 (File No. 0-16772)
                                                                      ("Peoples' 1998 Form 10-K").

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

 10(p)       Peoples Bancorp Inc. 2002 Stock Option Plan.*            Incorporated herein by reference to Exhibit 10 of
                                                                      Peoples' Form S-8 filed April 15, 2002
                                                                      (Registration Statement No. 333-86246).

 10(q)       Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(r)
             with grant of non-qualified stock options to             to Peoples' 2002 Form 10-K.
             directors of Peoples under Peoples Bancorp Inc. 2002
             Stock Option Plan.*

 10(r)       Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(s)
             with grant of non-qualified stock options to             to Peoples' 2002 Form 10-K.
             subsidiary directors of Peoples under Peoples
             Bancorp Inc. 2002 Stock Option Plan.*

 10(s)       Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(t)
             with grant of non-qualified stock options to             to Peoples' Annual Report on Form 10-K for the
             employees of Peoples under Peoples Bancorp Inc. 2002     fiscal year ended December 31, 2003 ("Peoples'
             Stock Option Plan.*                                      2002 Form 10-K").

 10(t)       Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(u)
             with grant of incentive stock options under Peoples      to Peoples' 2002 Form 10-K.
             Bancorp Inc. 2002 Stock Option Plan.*

 10(u)       Loan Agreement dated as of June 12, 2003, by and         Incorporated herein by reference to Exhibit 10(a)
             between Peoples Bancorp Inc. and First Tennessee         to Peoples' Quarterly Report on Form 10-Q for the
             Bank National Association.                               quarterly period ended June 30, 2003, filed August
                                                                      11, 2003 (File No. 0-16772) (the "June 30, 2003
                                                                      Form 10-Q").

 10(v)       Promissory note executed by Peoples Bancorp Inc., as     Incorporated herein by reference to Exhibit 10(b)
             Maker in the principal amount of $17,000,000 dated       to Peoples' June 30, 2003 Form 10-Q.
             June 12, 2003.

 10(w)       Commercial Pledge Agreement dated as of June 12,         Incorporated herein by reference to Exhibit 10(c)
             2003, by and between Peoples Bancorp Inc. and First      to Peoples' June 30, 2003 Form 10-Q.
             Tennessee Bank National Association.

   12        Statements of Computation of Ratios.                     Filed herewith.

   21        Subsidiaries of Peoples Bancorp Inc.                     Filed herewith.

   23        Consent of Independent Auditors - Ernst & Young LLP.     Filed herewith.

 31(a)       CEO Certification Pursuant to Rule                       Filed herewith.
             13a-14(a)/15d-14(a)

 31(b)       CFO Certification Pursuant to Rule                       Filed herewith.
             13a-14(a)/15d-14(a)

   32        Section 1350 Certifications                              Filed herewith.

--------------------------------------------------------------------------------------------------------------------------
*Management Compensation Plan

