Form 10-Q
period 2004-03-31
PEOPLES BANCORP INC
filed 2004-05-10
CIK 318300

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004
                                       OR
  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____


                         Commission file number 0-16772

                              PEOPLES BANCORP INC.
            --------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                      Ohio
        ----------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   31-0987416
                 ----------------------------------------------
                      (I.R.S. Employer Identification No.)


 138 Putnam Street, P. O. Box 738, Marietta, Ohio          45750
--------------------------------------------------      -----------
      (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:   (740) 373-3155
===================================================  ----------------

                                 Not Applicable
     -----------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


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



Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, at May 5, 2004: 10,620,827.



                        Exhibit Index Appears on Page 35

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The following Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Consolidated Statements of Stockholders' Equity, and Condensed Consolidated Statements of Cash Flows of Peoples Bancorp Inc. and subsidiaries ("Peoples"), reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with accounting principles generally accepted in the United States. Results of operation for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003, contained herein has been derived from the audited balance sheet included in Peoples Bancorp Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003 ("2003 Form 10-K"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2003 Form 10-K.

The consolidated financial statements include the accounts of Peoples Bancorp Inc. and its wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated.


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands)
                                                                                           March 31,            December 31,
Assets                                                                                       2004                   2003
Cash and cash equivalents:
     Cash and due from banks                                                           $        30,080       $         28,349
     Interest-bearing deposits in other banks                                                      780                  1,077
                                                                                       $
     Federal funds sold                                                                              -                 44,000
------------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                       30,860                 73,426
------------------------------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized
   cost of $643,602 at March 31, 2004 and $634,801 at December 31, 2003)                       657,300                641,464
------------------------------------------------------------------------------------------------------------------------------

Loans, net of deferred fees and costs                                                          910,793                914,998
Allowance for loan losses                                                                      (14,774)               (14,575)
------------------------------------------------------------------------------------------------------------------------------
          Net loans                                                                            896,019                900,423
------------------------------------------------------------------------------------------------------------------------------

Loans held for sale                                                                              2,177                  2,847
Business owned life insurance                                                                   43,770                 23,355
Bank premises and equipment, net                                                                21,764                 22,155
Goodwill                                                                                        41,989                 41,407
Other intangible assets                                                                          6,928                  7,298
Other assets                                                                                    21,229                 23,729
------------------------------------------------------------------------------------------------------------------------------
               Total assets                                                            $     1,722,036       $      1,736,104
==============================================================================================================================

Liabilities
Deposits:
     Non-interest-bearing                                                              $       134,284       $        133,709
     Interest-bearing                                                                          895,280                894,821
------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                     1,029,564              1,028,530
------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased and securities sold under agreements to repurchase                 15,129                 16,468
     Federal Home Loan Bank advances                                                            72,200                 92,300
------------------------------------------------------------------------------------------------------------------------------
          Total short-term borrowings                                                           87,329                108,768
------------------------------------------------------------------------------------------------------------------------------

Long-term borrowings                                                                           390,998                388,647
Junior subordinated notes held by subsidiary trusts                                             29,198                 29,177
Accrued expenses and other liabilities                                                           9,547                 10,102
------------------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                             1,546,636              1,565,224
------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
Common stock, no par value, 24,000,000 shares authorized,
       10,709,081 shares issued at March 31, 2004 and 10,704,938 shares issued
       at December 31, 2003, including shares in treasury                                      160,617                161,005
Retained earnings                                                                               11,247                  7,781
Accumulated comprehensive income, net of deferred income taxes                                   8,930                  4,255
------------------------------------------------------------------------------------------------------------------------------
                                                                                               180,794                173,041
Treasury stock, at cost, 208,672 shares at March 31, 2004 and 101,146 shares

       at December 31, 2003                                                                     (5,394)                (2,161)
------------------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                                      175,400                170,880
------------------------------------------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity                              $     1,722,036       $      1,736,104
==============================================================================================================================

See notes to the consolidated unaudited financial statements



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)                                             For the Three Months
                                                                                             Ended March 31,
                                                                                          2004               2003
Interest Income:
  Interest and fees on loans                                                        $       14,644     $       15,339
  Interest on taxable investment securities                                                  6,171              6,688
  Interest on tax-exempt investment securities                                                 711                724
  Other interest income                                                                         60                 26
----------------------------------------------------------------------------------------------------------------------
     Total interest income                                                                  21,586             22,777
----------------------------------------------------------------------------------------------------------------------
Interest Expense:
  Interest on deposits                                                                       3,800              5,204
  Interest on short-term borrowings                                                            277                227
  Interest on long-term borrowings                                                           3,378              3,703
  Interest on junior subordinated notes held by subsidiary trusts                              583                585
----------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                                  8,038              9,719
----------------------------------------------------------------------------------------------------------------------
         Net interest income                                                                13,548             13,058
Provision for loan losses                                                                      794                831
----------------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses                                12,754             12,227
----------------------------------------------------------------------------------------------------------------------
Other Income:
  Service charges on deposit accounts                                                        2,253              1,725
  Income from fiduciary activities                                                             774                586
  Electronic banking income                                                                    523                454
  Business owned life insurance                                                                416                365
  Investment and insurance commissions                                                         299                442
  Mortgage banking income                                                                      199                230
  Gain on securities transactions                                                               32                  2
  Other                                                                                        391                131
----------------------------------------------------------------------------------------------------------------------
         Total other income                                                                  4,887              3,935
----------------------------------------------------------------------------------------------------------------------
Other Expenses:
  Salaries and employee benefits                                                             5,389              4,724
  Net occupancy and equipment                                                                1,221              1,098
  Professional fees                                                                            456                464
  Data processing and software                                                                 472                330
  Amortization of other intangible assets                                                      401                201
  Bankcard costs                                                                               324                305
  Franchise tax                                                                                341                257
  Marketing                                                                                    108                276
  Other                                                                                      1,578              1,464
----------------------------------------------------------------------------------------------------------------------
         Total other expenses                                                               10,290              9,119
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                   7,351              7,043
Income taxes                                                                                 1,985              2,029
----------------------------------------------------------------------------------------------------------------------
Net income                                                                          $        5,366     $        5,014
======================================================================================================================

Earnings per share:
  Basic                                                                             $         0.51     $         0.50
----------------------------------------------------------------------------------------------------------------------
  Diluted                                                                           $         0.50     $         0.49
----------------------------------------------------------------------------------------------------------------------

Weighted-average number of shares outstanding:
  Basic                                                                                 10,560,241         10,056,615
----------------------------------------------------------------------------------------------------------------------
  Diluted                                                                               10,808,007         10,255,705
----------------------------------------------------------------------------------------------------------------------

Cash dividends declared                                                             $        1,900     $        1,447
----------------------------------------------------------------------------------------------------------------------
Cash dividends per share                                                            $         0.18     $         0.14
----------------------------------------------------------------------------------------------------------------------

See notes to the consolidated unaudited financial statements



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Dollars in Thousands, except Per Share Data)                                                Accumulated
                                                       Common Stock            Retained     Comprehensive    Treasury
                                                   Shares         Amount       Earnings        Income         Stock          Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                       10,704,938   $    161,005  $     7,781   $    4,255    $    (2,161)  $    170,880
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                        5,366                                      5,366
Unrealized gains on available-for-sale
securities,
   net of reclassification adjustment                                                          4,675                         4,675
Purchase of treasury stock, 142,266 shares                                                                   (4,146)        (4,146)
Distribution of treasury stock for deferred
   compensation plan (reissued 8,121 shares)                                                                    147            147
Exercise of common stock options (reissued 26,619
   treasury shares)                                                   (557)                                     766            209
Tax benefit from exercise of stock options                              47                                                      47
Issuance of common stock under dividend
   reinvestment plan                                  4,143            122                                                     122
Cash dividends declared                                                          (1,900)                                    (1,900)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004                          10,709,081   $    160,617  $    11,247   $    8,930    $    (5,394)  $    175,400
-----------------------------------------------------------------------------------------------------------------------------------



                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in thousands)                                                                       For the Three Months
                                                                                               Ended March 31,
                                                                                                2004         2003
Net income                                                                                  $    5,366   $    5,014
Other comprehensive income, net of tax:
   Unrealized gain on available-for-sale investment securities arising during the period         4,696        1,703
   Less: reclassification adjustment for securities gain included in net income, net of             21            1
   tax
--------------------------------------------------------------------------------------------------------------------
         Net unrealized gain on available-for-sale arising during the period                     4,675        1,702
--------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                  $   10,041   $    6,716
--------------------------------------------------------------------------------------------------------------------

See notes to the consolidated unaudited financial statements




                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                                                  For the Three Months
                                                                                           Ended March 31,
                                                                                      2004                  2003

Net cash provided by operating activities                                        $       8,053        $        4,936

Cash flows from investing activities:
     Purchases of available-for-sale securities                                        (41,330)             (325,112)
     Proceeds from sales of available-for-sale securities                                2,065                     -
     Proceeds from maturities of available-for-sale securities                          29,859                51,219
     Net decrease (increase) in loans                                                    3,530                (9,201)
     Net expenditures for premises and equipment                                          (580)                 (739)
     Net expenditures from sales of other real estate owned                                (74)                 (783)
     Investment in business owned life insurance                                       (20,000)                    -
     Investment in limited partnership and tax credit funds                               (760)                    -
---------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                                (27,290)             (284,616)

Cash flows from financing activities:
     Net increase (decrease) in non-interest-bearing deposits                              575                (2,222)
     Net increase in interest-bearing deposits                                             919                16,201
     Net (decrease) increase in short-term borrowings                                  (21,439)               15,659
     Proceeds from long-term borrowings                                                  5,000               238,750
     Payments on long-term borrowings                                                   (2,650)               (3,250)
     Cash dividends paid                                                                (1,797)                 (975)
     Purchase of treasury stock                                                         (4,146)                 (905)
     Proceeds from issuance of common stock                                                209                 4,926
---------------------------------------------------------------------------------------------------------------------
                  Net cash (used in) provided by financing activities                  (23,329)              268,184
---------------------------------------------------------------------------------------------------------------------
                  Net decrease in cash and cash equivalents                            (42,566)              (11,496)
Cash and cash equivalents at beginning of period                                        73,426                55,550
---------------------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                     $      30,860        $       44,054
=====================================================================================================================

Supplemental cash flow information:
     Interest paid                                                               $       7,982        $        8,203
---------------------------------------------------------------------------------------------------------------------
     Income taxes paid                                                           $           -        $            -
---------------------------------------------------------------------------------------------------------------------

 See notes to the consolidated unaudited financial statements


NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Basis of Presentation
----------------------
The accounting and reporting policies of Peoples Bancorp Inc. and Subsidiaries ("Peoples") conform to accounting principles generally accepted in the United States and to general practices within the financial services industry. Peoples considers all of its principal activities to be financial services related. The consolidated financial statements include all accounts of Peoples' parent company and its wholly-owned subsidiaries. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts, which had no impact on net income or stockholders' equity, to conform to the 2004 presentation. All significant intercompany accounts and transactions have been eliminated.


1.  MERGERS AND ACQUISITIONS
    At the close of business on April 30, 2004, Peoples completed the acquisition of Putnam Agency, Inc. ("Putnam Agency"), for initial consideration of $8.6 million ($6.5 million in cash and $2.1 million in Peoples' common shares). The agreement also provides for additional consideration of up to $3 million in cash to be paid by Peoples over the next three years, contingent on the Putnam Agency achieving certain revenue growth goals.

    The Putnam Agency is a full-service insurance agency that offers a wide range of insurance products to both commercial and individual clients with offices in Ashland, Kentucky and Huntington, West Virginia. Peoples operates the former agency as a division of Peoples Insurance Agency continues using the "Putnam Agency" name. Peoples has retained all key Putnam Agency producers and managers, with the exception of one producer who is retiring.


2.  STOCK-BASED COMPENSATION:
    Peoples accounts for stock-based compensation using the intrinsic value method. No stock-based employee compensation cost is reflected in net income, since all options granted under those plans had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if Peoples had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


(Dollars in Thousands, except Per Share Data)                           Three Months Ended
                                                                            March 31,
                                                                       2004             2003

Net income, as reported                                            $     5,366      $     5,014
Deduct: stock-based compensation expense determined
     under fair value based method, net of tax                             134               82
------------------------------------------------------------------------------------------------
Pro forma net income                                               $     5,232      $     4,932
------------------------------------------------------------------------------------------------

Basic Earnings Per Share:
     As reported                                                   $      0.51      $      0.50
------------------------------------------------------------------------------------------------
     Pro forma                                                     $      0.50      $      0.49
------------------------------------------------------------------------------------------------

Diluted Earnings Per Share:
     As reported                                                   $      0.50      $      0.49
------------------------------------------------------------------------------------------------
     Pro forma                                                     $      0.48      $      0.48
------------------------------------------------------------------------------------------------


The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003:

                                                          2004       2003
Risk-free interest rate                                     3.65%      5.50%
Dividend yield                                              2.47%      2.51%
Volatility factor of the market price of parent stock       29.8%      30.8%
Weighted-average expected life of options                 7 years    7 years



3.  EMPLOYEE BENEFIT PLANS:

    Components of Net Periodic Benefit Costs
    ----------------------------------------
    Peoples sponsors a noncontributory defined benefit pension plan and a contributory postretirement benefit plan. The following table details the components of the net periodic benefit cost for both plans:


                                        Pension Benefits       Postretirement Benefits
                                     ------------------------  -------------------------
                                      For the Three Months       For the Three Months
                                         Ended March 31,           Ended March 31,
(Dollars in Thousands)                     2004         2003         2004          2003

Service cost                          $     212   $      163    $       -    $        -
Interest cost                               185          169            9            10
Expected return on plan assets             (227)        (201)           -             -
Amortization of transition asset              -            -            -             -
Amortization of prior service cost            1           (1)           3             3
Amortization of net loss                     44           17            -             1
----------------------------------------------------------------------------------------
Net periodic benefit cost             $     215   $      147    $      12    $       14
========================================================================================


    Employer Contributions
    ----------------------
    Through March 31, 2004, Peoples had not made any contributions to its defined benefit pension plan for the current year. On April 30, 2004, Peoples made a contribution of $1.1 million, as recommended by the Retirement Plan Committee and authorized by the Board of Directors.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows:

                                                                                              At or For the Three
                                                                                            Months Ended March 31,
SIGNIFICANT RATIOS                                                                          2004                2003
Return on average equity                                                                      12.50 %            13.00 %
Return on average assets                                                                       1.25 %             1.27 %
Net interest margin (a)                                                                        3.56 %             3.70 %
Non-interest income leverage ratio (b)                                                        46.67 %            44.12 %
Efficiency ratio (c)                                                                          53.24 %            51.24 %
Average stockholders' equity to average assets                                                 9.97 %             9.79 %
Average loans to average deposits                                                             88.54 %            89.44 %
Cash dividends to net income                                                                  35.41 %            28.86 %
---------------------------------------------------------------------------------------------------------------------------

ASSET QUALITY RATIOS (end of period)
Nonperforming loans as a percent of total loans (d)                                            0.76 %             0.55 %
Nonperforming assets as a percent of total assets (e)                                          0.43 %             0.34 %
Allowance for loan losses to loans net of unearned interest                                    1.62 %             1.55 %

---------------------------------------------------------------------------------------------------------------------------

CAPITAL RATIOS (end of period)
Tier I capital ratio                                                                          13.79 %            15.43 %
Risk-based capital ratio                                                                      15.19 %            16.79 %
Leverage ratio                                                                                 8.80 %            10.56 %

---------------------------------------------------------------------------------------------------------------------------

PER SHARE DATA (f)
Net income per share - basic                                                                   0.51               0.50
Net income per share - diluted                                                                 0.50               0.49
Cash dividends per share                                                                       0.18               0.14
Book value per share (end of period)                                                          16.70              15.61
Tangible book value per share (end of period) (g)                                             12.05              12.59
Weighted average shares outstanding - Basic                                              10,560,241         10,056,615
Weighted average shares outstanding - Diluted                                            10,808,007         10,255,705
Common shares outstanding at end of period                                               10,500,409         10,030,170

---------------------------------------------------------------------------------------------------------------------------

(a) Calculated using fully-tax equivalent net interest income as a percentage of average earning assets.
(b) Non-interest income (less securities and asset disposal gains and/or losses) as a percentage of non-interest expense (less intangible amortization).
(c) Non-interest expense (less intangible amortization) as a percentage of fully-tax equivalent net interest income plus non-interest income.
(d) Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans.
(e) Nonperforming assets include nonperforming loans and other real estate owned.
(f)  Adjusted for stock dividends.
(g) Tangible book value per share reflects capital calculated for banking regulatory requirements and excludes balance sheet impact of intangible assets acquired through acquisitions accounted for using the purchase method accounting.

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

Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency. Peoples Bank offers complete financial products and services through 49 financial service locations and 32 ATMs in Ohio, West Virginia and Kentucky. Peoples Bank's internet-banking service, Peoples OnLine Connection, can be found on the Internet at www.peoplesbancorp.com (this uniform resource locator (URL) is an inactive, textual reference only). Peoples Bank provides an array of financial products and services to customers that include traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. Peoples provides services through traditional walk-in offices and automobile drive-in facilities, automated teller machines, banking by phone, and the Internet.

Peoples Bank also makes available other financial services through Peoples Financial Advisors, which provides customer-tailored services for fiduciary needs, investment alternatives, financial planning, retirement plans and other asset management needs. Brokerage services are offered exclusively through Raymond James Financial Services, Inc., member NASD/SIPC and an independent broker/dealer, located at Peoples Bank offices.

Peoples Investment Company and Peoples Capital Corporation were formed in 2001 to better deploy investable funds and provide new investment opportunities, including, but not limited to, low-income housing tax credit funds, that are either limited or restricted at the bank level.

This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2003, and notes thereto, as well as the ratios, statistics and discussions contained elsewhere in this Form 10-Q. All share and per share information has been adjusted for stock dividends.

References will be found in this Form 10-Q to the following significant transactions that have impacted or will impact Peoples' results of operations:

   o On May 9, 2003, Peoples completed its acquisition of Kentucky Bancshares Incorporated ("Kentucky Bancshares"), the holding company of Kentucky Bank & Trust. In this transaction, Peoples acquired loans of $75 million, deposits of $113 million, and trust assets under management of $182 million, as well as three ATMs and five full-service financial service offices in northeastern Kentucky. In addition, Peoples Bank closed an office at 404 Ferry Street in Russell, Kentucky, concurrent with this acquisition. Peoples Bank also closed its Catlettsburg, Kentucky, office on October 17, 2003, due to the proximity of the acquired Ashland, Kentucky, office.

   o In December 2003, Peoples Bank entered into an agreement to sell its existing credit card portfolio to InfiCorp Holdings, Inc. ("InfiCorp"). Management expects conversion of the portfolio to be completed in the second quarter of 2004. Peoples Bank will continue to serve the credit card needs of its customers through the transition period. In addition to the sale, Peoples Bank and InfiCorp entered into a joint marketing agreement to serve the future credit card needs of Peoples' customers and prospective customers.

   o In December 2003, Peoples sold $55 million of mortgage-backed investment securities due to the high rate of prepayments on those securities and the corresponding downward pressure on yields from accelerated amortization of bond premiums. Peoples reinvested the proceeds from the sales into other mortgage-backed securities that are anticipated to produce a higher yield with estimated lives similar to those of the securities that were sold (collectively, the "Investment Portfolio Restructuring"). Approximately $27 million of the reinvestment settled in late December 2003 and the remaining reinvestment of approximately $26 million settled in late January 2004.

   o On December 16, 2003, Peoples prepaid $63 million of long-term, convertible rate borrowings from the Federal Home Loan Bank ("FHLB") and reborrowed the funds using a short-term, repurchase agreement advance (collectively, the "Long-Term Debt Restructuring"). Peoples incurred prepayment penalties totaling $6.8 million as part of this transaction. The prepaid borrowings had a weighted-average rate of 5.14% and weighted-average remaining maturity of 5.4 years. The new short-term advance has a significantly lower initial interest rate, yet has somewhat similar interest rate sensitivity characteristics in a rising interest rate environment.

   o On December 17, 2003, Peoples announced the authorization to repurchase up to 425,000, or approximately 4%, of Peoples' outstanding common shares in 2004 from time to time in open market or privately negotiated transactions ("2004 Stock Repurchase Program"). The repurchases are eligible to be used for projected exercises of stock options granted under Peoples' stock option plans, projected purchases of common shares for Peoples' deferred compensation plans, and other general corporate purposes. The timing of the purchases and the actual number of common shares purchased are dependent on market conditions and limitations imposed by applicable federal securities laws. The 2004 Stock Repurchase Program expires December 31, 2004, and will not exceed an aggregate purchase price of $13 million. Through March 31, 2004, Peoples had repurchased 141,2000 common shares (or 33% of the total authorized) under the 2004 Stock Repurchase Program, at an average price of $29.43.

   o As discussed in Note 1 of the Notes to the Consolidated Financial Statements, Peoples' insurance subsidiary, Peoples Insurance Agency, Inc., acquired Putnam Agency, Inc. ("Putnam"), a full-service insurance agency that offers a wide range of insurance products to both commercial and individual clients with offices in Ashland, Kentucky and Huntington, West Virginia.

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

INCOME RECOGNITION
Peoples recognizes interest income by methods conforming to US GAAP that include general accounting practices within the financial services industry. Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding, including yield adjustments resulting from the amortization of loan costs and premiums on investment securities and accretion of loan fees and discounts on investment securities. Since mortgage-backed securities comprise a sizable portion of Peoples' investment portfolio, a significant increase in principal payments on those securities negatively impacts interest income due to the corresponding acceleration of bond premium amortization.

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

ALLOWANCE FOR LOAN LOSSES
In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. Peoples maintains an allowance for loan losses to absorb probable losses in the loan portfolio based on a quarterly analysis of the portfolio. This formal analysis determines an appropriate level and allocation of the allowance for loan losses among loan types and resulting provision for loan losses by considering factors affecting loan losses, including specific losses, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. Management continually monitors the loan portfolio through its Loan Review Department and Loan Loss Committee to evaluate the adequacy of the allowance. The provision could increase or decrease each quarter based upon the results of management's formal analysis.

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. Consistent with the evaluation of allowances for homogenous loans, allowances relating to the Overdraft Privilege program are based upon management's monthly analysis of accounts in the program. This analysis considers factors that could affect future losses on existing accounts, including historical loss experience and length of overdraft.

There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses of $14.8 million at March 31, 2004, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans.

INVESTMENT SECURITIES
Investment securities are initially recorded at cost, which includes premiums and discounts if purchased at other than par or face value. Peoples amortizes premiums and accretes discounts as an adjustment to interest income over the estimated life of the security. The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method.

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management systematically evaluates Peoples' investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and Peoples' ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At March 31, 2004, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

GOODWILL AND OTHER INTANGIBLE ASSETS
Over the past several years, Peoples has grown through mergers and acquisitions accounted for under the purchase method of accounting. Under the purchase method, Peoples' is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. At March 31, 2004, Peoples had $6.3 million of core deposit and trust relationship intangible assets, subject to amortization, and $42.0 million of goodwill, not subject to periodic amortization.

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

Peoples has reviewed its goodwill assets and has concluded the recorded value of goodwill was not impaired as of March 31, 2004. There are many assumptions and estimates underlying the determination of impairment and using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude that impairment indicators exist and Peoples' goodwill is impaired, which would result in Peoples' recording an impairment loss. Any resulting impairment loss could have a material, adverse impact on Peoples' financial condition and results of operations.



                              RESULTS OF OPERATIONS


Overview of the Income Statement
--------------------------------
For the three months ended March 31, 2004, net income totaled $5,366,000, up 7% from $5,014,000 a year ago. Diluted earnings per share were $0.50 for the first quarter of 2004 versus $0.49 for the same quarter last year. Peoples' increased first quarter earnings were attributable to higher levels of net interest income and non-interest revenues, primarily the result of the Kentucky Bancshares acquisition completed in mid-2003 and balance sheet restructuring transactions in late 2003.

Net interest income was $13,548,000 in the first quarter of 2004 compared to $13,058,000 a year ago. Net interest margin was 3.56% in the first quarter of 2004 versus 3.70% for 2003's first quarter. The higher level of net interest income was primarily the result of an increase in earning assets although the sustained low interest rate environment throughout 2003 continues to compress net interest margin. Compared to the fourth quarter of 2003, net interest income was up $663,000 in the first three months of 2004, from $12,885,000, and net interest margin improved 24 basis points compared to 3.32% in the linked quarter, due largely to the balance sheet restructuring transactions in the fourth quarter.

For the quarter ended March 31, 2004, other income was $4,887,000, up 24% from $3,935,000 for 2003's first quarter and up 14% from $4,269,000 for the fourth quarter of 2003. Revenues from offices added in the Kentucky Bancshares acquisition, primarily deposit account service charges and fiduciary income, coupled with $51,000 of additional business owned life insurance income, were the main factors contributing to the overall increase from a year ago. Other income in the fourth quarter was impacted by net losses of $1,880,000 and $32,000 on securities transactions and asset disposals, respectively, as well as a gain of $1,423,000 on the sale of Peoples' credit card portfolio.

Other expense was $10,290,000 in the first quarter of 2004, up 13% compared to $9,119,000 for the same quarter in 2003, with much of the increase attributable to higher salaries and benefit costs and the Kentucky Bancshares acquisition. Compared to the fourth quarter of 2003, other expense was down $7,037,000, largely the result of Peoples incurring prepayment penalties of $6,817,000 as part of the Long-Term Debt Restructuring.


Interest Income and Expense
---------------------------
Peoples earns interest income from loans, investment securities and short-term investments and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue. Management periodically adjusts the mix of assets and liabilities, as well as the rates earned or paid on those assets and liabilities, in an attempt to manage and improve net interest income. However, factors that influence market interest rates, such as interest rate changes by the Federal Reserve Open Market Committee and Peoples' competitors, may have a greater impact on net interest income than adjustments made by management. Consequently, a volatile rate environment or extended periods of unusually low or high interest rates can make it extremely difficult to manage net interest margin and income in the short-term, much less anticipate and position the balance sheet for future changes.

In the first quarter of 2004, net interest income grew 4% to $13,548,000, from $13,058,000 for the first quarter of 2003. Interest income totaled $21,586,000 for the three months ended March 31, 2004, down $1,191,000 (or 5%) compared to the same period last year. This decrease was due mainly to assets repricing downward in the current rate environment, with the addition of approximately $97 million of earning assets from the Kentucky Bancshares acquisitions partially offsetting the impact of declining asset yields. Interest expense totaled $8,038,000 in the first quarter of 2004 versus $9,719,000 in 2003's first quarter, down 17%, largely attributable to a lower cost of funds resulting from the Long-Term Debt Restructuring in late 2003.

Compared to the fourth quarter of 2003, net interest income was up $663,000 (or 5%), from $12,885,000. Interest income was down slightly compared to $21,836,000, while interest expense decreased $913,000 (or 10%) from $8,951,000.
The sale of the credit card portfolio in late 2003 was a key reason for the lower level of interest income. In addition, fourth quarter's interest income was negatively impacted by $376,000 of combined additional premium amortization and reduction in interest income on mortgage-backed securities. The reduction in interest expense was primarily the result of the Long-Term Debt Restructuring.

Peoples derives a portion of its interest income from loans to and investments issued by states and political subdivisions. Since these revenues generally are not subject to income taxes, management believes it is more meaningful to analyze net interest income on a fully-tax equivalent ("FTE") basis, which adjusts interest income by converting tax-exempt income to the pre-tax equivalent of taxable income using an effective tax rate of 35%. The following table details the calculation of FTE net interest income:


                                                                 For the Three Months
                                                                    Ended March 31,
(Dollars in Thousands)                                             2004            2003
Net interest income, as reported                              $     13,548    $     13,058
Taxable equivalent adjustments to net interest income                  414             410
-------------------------------------------------------------------------------------------
Fully-tax equivalent net interest income                            13,962          13,468
-------------------------------------------------------------------------------------------

For the three months ended March 31, 2004, FTE net interest income was $13,962,000, up $494,000 from $13,468,000 for the same period in 2003, and up
$655,000 from $13,307,000 for the fourth quarter of 2003. The FTE yield on Peoples' earning assets was 5.60% for quarter ended March 31, 2004, versus 5.52% and 6.41% for the fourth quarter of 2003 and first quarter of 2003, respectively, while the cost of interest-bearing liabilities was 2.28%, 2.46% and 2.99% for those same periods.

Net interest margin, calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the mix and pricing of Peoples' earning assets and interest-bearing liabilities. In the first quarter of 2004, net interest margin was 3.56% versus 3.32% last quarter and 3.70% a year ago. The lower net interest margin compared to 2003' first quarter is largely the result of high volumes of prepayments in both the loan and investment portfolios and subsequent reinvestment of those funds at significantly lower rates due to the current interest rate environment. The improvement from the prior quarter was largely attributable to asset yields remaining relatively stable, while Peoples was able to lower its cost of funds, especially borrowed funds. Additionally, the $376,000 of premium amortization and interest adjustments on mortgage-backed securities reduced fourth quarter's net interest margin 9 basis points.

For the quarter ended March 31, 2004, earning assets averaged $1.58 billion, up $119.9 million compared to $1.46 billion a year ago. Net loans comprise the largest portion of Peoples' earning assets, averaging $897.2 million in the first quarter of 2004, up from $837.6 million in the same quarter of 2003 due to loans acquired in the Kentucky Bancshares acquisition. The FTE yield on net loans was 6.57% for the three months ended March 31, 2004, versus 6.71% and 7.40% for the fourth and first quarters of 2003, respectively. The combination of customers refinancing higher rate loans, significant volumes of prime based commercial loan originations and the sale of the credit card portfolio accounted for the lower yield. Investment securities averaged $650.7 million in first quarter of 2004 compared to $608.0 million a year ago, with FTE yields of 4.47% and 5.13%, respectively. The Investment Growth Strategy implemented during the first quarter of 2003 accounted for virtually all of the increase in average balance, while the high rate of prepayments on mortgage-backed securities in recent periods resulted in accelerated amortization of bond premiums causing Peoples to reinvest those prepayments in instruments with substantially lower yields.

Peoples' interest-bearing liabilities averaged $1.41 billion in the first quarter of 2004, up from $1.30 billion a year ago. Traditional deposits comprise the majority of Peoples' interest-bearing liabilities, averaging $894.8 million for the quarter ended March 31, 2004 compared to $843.2 million in 2003's first quarter. This increase was due largely to deposits acquired as part of the Kentucky Bancshares acquisition. Through three months of 2004, the cost of funds from interest-bearing deposits was 1.71%, down from 2.50% a year ago, a result of market rates remaining at low levels. However, the impact of the low market rates was partially offset by higher rates paid on longer-term certificates of deposit throughout 2003 as part of a strategy to shift to longer-term funding.

Peoples also utilizes a variety of borrowings as complementary funding sources to traditional deposits. For the three months ended March 31, 2004, total borrowed funds averaged $520.0 million, up 13% from $458.3 million a year ago. The majority of the increase was attributable to the timing of funds used in the Investment Growth Strategy. While the increased volume produced additional interest expense, Peoples overall cost of borrowed funds dropped to 3.25% from 3.94% in the first quarter of 2003, due in part to the Long-Term Debt Restructuring. Compared to the fourth quarter of 2003, average borrowed funds dropped $11.6 million, while the average cost decreased 40 basis points.

Peoples' main source of borrowed funds are short- and long-term advances from the FHLB. Short-term FHLB borrowings averaged $86.5 million in the first quarter of 2004 compared to $16.1 million a year ago, with an average cost of 1.12% and 1.46% for the same periods, respectively. The increased balance was attributable to shifting $63 million of long-term advances to short-term. This shift also resulted in a $70.0 million (or 31%) decline in long-term FHLB borrowings, which averaged $154.1 million versus $224.1 million and a reduction in the average cost of long-term FHLB borrowings from 4.69% a year ago, to 4.44% for the first quarter of 2004. Management intends to continue using a variety of FHLB borrowings to fund asset growth and manage interest rate sensitivity, as deemed appropriate. Additional information regarding Peoples' advances from the FHLB can be found later in this Discussion under the caption "Funding Sources".

In addition to FHLB borrowings, Peoples also accesses national market repurchase agreements to diversify funding sources. Typically, these repurchase agreements are for terms of 90 days or less. However, Peoples utilized repurchase agreements with terms ranging from 2 to 5 years as part of the Investment Growth Strategy in an effort to match the term of the funding sources with the initial estimated life of the investments. In the first quarter of 2004, wholesale market term repurchase agreements averaged $216.3 million at an average cost of 2.86%, compared to $150.5 million and an average cost of 2.96% a year ago, due to the timing of the Investment Growth Strategy and related funding.

As is the case with many financial institutions, Peoples continues to experience net interest margin compression as a result of declining asset yields with limited flexibility for a corresponding decrease in rates paid on interest-bearing liabilities due in large part to market competition. While the balance sheet restructuring in the fourth quarter of 2003 has had a positive impact on net interest income and margin, the possibility of additional margin compression in the remainder of 2004 remains as long as rates remain at their current low levels. However, a sustained increase in interest rates in the near future could cause net interest income to increase modestly based on Peoples' interest rate risk position and asset-liability simulations at March 31, 2004. Even though management continues to focus on minimizing the impact of future rate changes on earnings, Peoples' net interest margin and income remain difficult to predict, and to manage, since changes in market interest rates and the timing of these changes remain uncertain.


Provision for Loan Losses
-------------------------
In the first quarter of 2004, Peoples' provision for loan losses was $794,000, down from $915,000 in the prior quarter and down from $831,000 a year ago. A portion of the provision relates to the Overdraft Privilege program, which totaled $134,000, $255,000 and $81,000 for the same periods, respectively. The lower overall provision was largely the result of Peoples' asset quality and lower levels of loan delinquencies.

When expressed as a percentage of average loans, the provision was 0.09% in the first quarter of 2004 compared to 0.10% in both the fourth and first quarters of 2003. Management believes the provisions were appropriate for the overall quality, inherent risk and volume concentrations of Peoples' loan portfolio. Future provisions will continue to be based on management's quarterly procedural discipline described in the "Critical Accounting Policies" section of this Discussion.


Non-Interest Income
-------------------
Peoples generates non-interest income from six primary sources: deposit account service charges, fiduciary activities, investment and insurance commissions, electronic banking ("e-banking"), mortgage banking and business owned life insurance ("BOLI"). In the first quarter of 2004, non-interest income was $4,887,000, up $952,000 (or 24%) from $3,935,000 a year ago. Additional deposit service charge income of $528,000 and fiduciary revenues of $188,000, due in part to the Kentucky Bancshares acquisition, accounted for most of the increase in non-interest income. Non-interest income in the first quarter also included a recovery of $210,000 of costs associated with the sale of other real estate owned ("OREO") in late 2003.

Compared to the fourth quarter of 2003, non-interest income grew $618,000 (or 14%), primarily the result of a combined net loss of $489,000 on securities transactions, asset disposals and sale of the credit card in the fourth quarter. Excluding the impact of these transactions, as well as the OREO cost recovery, non-interest income would have been down slightly, largely attributable to lower mortgage banking income.

Peoples' largest source of non-interest revenue remains service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided. For the quarter ended March 31, 2004, deposit account service charges totaled $2,253,000, up $528,000 (or 31%) from $1,725,000 for 2003's first quarter. This increase was the result of higher volumes of overdraft and non-sufficient funds ("NSF") fees, combined with an overall increase in the number of checking accounts due to acquisitions. Additionally, Peoples increased certain cost recovery fees, including overdraft and NSF fees, effective January 1, 2004. Management periodically evaluates its cost recovery fees to ensure the fees are reasonable based on operational costs, as well as similar fees charged in Peoples' markets. Deposit account service charges were up $34,000 in the first quarter versus $2,219,000 for the fourth quarter of 2003, as the increase in cost recovery fees, offset the lower volumes of overdraft and NSF fees normally experienced in the first quarter, due to the peak holiday shopping period in the fourth quarter.

Peoples' fiduciary revenues improved to $774,000 in the first quarter of 2004, compared to $586,000 a year ago, a 32% increase. As part of the Kentucky Bancshares acquisition, Peoples added trust assets of about $182 million, which accounted for the largest portion of the increase in revenues. Compared to the fourth quarter of 2003, fiduciary revenues were virtually unchanged. Since the relative performance of equity markets is the basis for a significant portion of fiduciary fees, changes in market value will continue to influence Peoples' fiduciary revenues.

Peoples offers various e-banking services, including ATM and debit cards, direct deposit services and Internet banking, as alternative delivery channels to traditional sales offices, for providing services to clients. Peoples' electronic banking services generated revenues of $523,000 for the quarter ended March 31, 2004, an increase of $69,000 (or 15%) compared to $454,000 for the same quarter in 2003. Peoples' alliance with InfiBank, formed as part of the credit card sale, generated income of $21,000 based on the net revenue of the portfolio and servicing income of $48,000, which is intended to partially offset processing costs that Peoples continues to incur. Once the portfolio conversion is completed in mid-2004, Peoples will cease to receive the servicing income, as well as incur the processing costs, which should improve operating efficiency.

Since August 1, 2003, Peoples, as well as other financial services companies, have experienced a reduction in fees earned on certain debit card transactions as a result of the VISA and MasterCard litigation settlement. Despite the reduced fee structure, Peoples' e-banking revenues remained strong in the second half of 2003 and first quarter of 2004. Management currently does not plan to implement new fees for customers using its debit cards to offset any decline in revenues but rather, plans to partially offset the reduced income stream by continuing to grow core deposits, issuing more debit cards, and encouraging customers to use their debit cards as a convenient way to do their banking. At March 31, 2004, Peoples had over 56,000 cards issued, with 47% of all eligible deposits accounts issued a debit card, compared to nearly 39,000 cards and a 42% penetration rate a year ago. Through three months in 2004, Peoples' customers completed $28 million of debit card transactions, up from $19 million in the first quarter of 2003.

Peoples' mortgage banking involves the origination and selling of long-term, fixed-rate real estate loans into the secondary market. In first quarter of 2004, mortgage banking produced revenues of $199,000 compared to $230,000 a year ago and $385,000 in the fourth quarter of 2003. The reduction in mortgage banking income reflects the decline in real estate loan refinancing activity in response to higher long-term rates plus seasonality. The following table details Peoples' mortgage banking activity:




         (Dollars in thousands)        Mortgage
                                        Banking     Mortgage     Number of
                                         Income     Loans Sold   Mortgages Sold
          First quarter of 2004        $    199     $  10,480        117
         Fourth quarter of 2003             385        13,161        159
          Third quarter of 2003             400        24,983        305
         Second quarter of 2003             337        19,300        211
          First quarter of 2003             230         9,999        103
         Fourth quarter of 2002             135         6,091         60

While it appears the real estate loan refinancing activity will remain light, mortgage banking is a key part of Peoples' long-term business strategy. Further information regarding Peoples' mortgage banking activities can be found later in this discussion under "Loans."

Insurance and investment commissions totaled $299,000 in first quarter of 2004 versus $442,000 for the same quarter in 2003 and $365,000 for the quarter ended December 31, 2003. The decline in insurance and investment income from the first quarter of 2003 is largely attributable to lower volumes of fixed annuity sales and related commission income. In addition, decreased consumer lending opportunities continue to impact Peoples' credit life and accident and health ("A&H") insurance commissions. Management expects the Putnam acquisition to positively impact future insurance commissions. The following table details Peoples' insurance and investment commissions:

                               Three Months Ended
                        March 31, December 31, March 31,
(Dollars in thousands)                  2004            2003            2003
Property and casualty insurance     $     108       $     134       $      91
Brokerage                                 101             121              44
Fixed annuities                            56              54             217
Life and health insurance                  27              32              59
Credit life and A&H insurance               7              24              31
-------------------------------------------------------------------------------
Total                               $     299       $     365       $     442
-------------------------------------------------------------------------------

Peoples' BOLI investment enhances operating efficiency by offsetting rising employee benefit costs. For the quarter ended March 31, 2004, BOLI income totaled $416,000 compared to $365,000 a year ago and $343,000 last quarter. In early 2004, Peoples invested an additional $20 million in BOLI, which was the key driver of the increased BOLI income. Management believes BOLI should continue to provide a better vehicle for funding future benefit costs than alternative investment opportunities with similar or lesser risk characteristics.


Non-Interest Expense
--------------------
For the three months ended March 31, 2004, non-interest expense totaled $10,290,000, up $1,171,000 (or 13%) from $9,119,000 a year ago. The majority of this increase is attributable to the Kentucky Bancshares acquisition, which caused Peoples to incur additional operating expenses and intangible amortization expense. Compared to the fourth quarter of 2003, non-interest expense was down $7,037,000 (or 41%), from $17,327,000. The non-recurring FHLB prepayment penalties of $6,817,000 in the fourth quarter of 2003 accounted for nearly all of the decrease, while lower levels of various operating expenses offset an increase in salaries and benefit costs.

Salaries and benefits remain Peoples' largest operating expense, which is inherent in a service-based industry such as financial services. For the first three months of 2004, salaries and benefits totaled $5,389,000, compared to $4,724,000 and $5,054,000, for 2003's first and fourth quarters, respectively. The increase from a year ago was largely the result of adding approximately 30 associates in conjunction with the Kentucky Bancshares acquisition, while annual salary adjustments necessary to retain key associates accounted for the most of the increase from the prior quarter. Management continues to explore ways, such as the BOLI investment, to offset the rising salaries and benefit costs in order to avoid reducing benefits provided to associates and remain competitive for talented professionals.

Acquisitions and recent investments in technology have resulted in additional net occupancy and equipment expenses, in particular depreciation expense. In the first quarter of 2004, net occupancy and equipment expenses totaled $1,221,000 versus $1,098,000 for the same quarter last year. Net occupancy and equipment expense was down slightly compared to $1,228,000 for the fourth quarter of 2003. The continued investment in technology has enhanced Peoples' ability to serve clients and satisfy their financial needs, while acquisitions have allowed Peoples to expand its customer base for economies of scale. Management continues to monitor capital expenditures to ensure the resources deployed either improve efficiencies or generate additional revenues.

For the three months ended March 31, 2004, data processing and software costs were $472,000, up 43% from $330,000 a year ago. The higher level of data processing and software costs was attributable to an increase in software licensing fees in response to additional office locations and users of key software packages, as well amortization of Peoples' $1.8 million investment in Customer Relationship Management ("CRM") and profitability systems, the majority of which was software related costs. While the CRM/profitability investment will add future expense, these new systems and processes will be a strategic part of Peoples' sales and marketing efforts for many years and are consistent with management's long-term focus to build the best process to grow revenues. Compared to the fourth quarter of 2003, data processing and software costs were down 15% in the first quarter, due mainly to the timing of certain software maintenance fees.

Professional fees, which include fees for accounting, legal and other professional services, totaled $456,000 for first quarter of 2004, down 2% from a year ago and down 8% from the fourth quarter of 2003. For the last two years, Peoples has paid consulting fees to the firm that assisted with the implementation of the Overdraft Privilege program, which were based on a percentage of the net improvement in overdraft fee income. These costs totaled $84,000 in first quarter of 2004 versus $152,000 and $137,000 for the first and fourth quarters of 2003, respectively, a result of a reduction in the fee percentage beginning in March 2003. The consulting contract terminated at the end of the first quarter of 2004, which will reduce future professional fees due to the elimination of the consulting expense, assuming other fees remain near their current levels.

Peoples is subject to various state franchise taxes, which are based largely on Peoples Bank's equity at year-end. For the first quarter of 2004, franchise taxes totaled $341,000 compared to $313,000 last quarter and $257,000 for 2003's first quarter. This increase is attributable to additional equity at Peoples Bank resulting from the Kentucky Bancshares acquisition and a $16 million capital contribution from Peoples Bancorp in early 2003. Despite the increased franchise taxes, management believes Peoples Bank's stronger capital level positions Peoples for strategic growth. In addition, management regularly evaluates the capital position of Peoples' other direct and indirect subsidiaries and seeks to maximize Peoples' consolidated capital position through appropriate capital allocation designed to enhance profitability and shareholder value.

The non-interest leverage ratio serves as a measurement of Peoples' efficiency for management and key performance indictor for Peoples' incentive compensation plan for senior management and certain other associates. The non-interest ratio is defined as non-interest income as a percentage of operating expenses, excluding gains and losses on securities transactions, asset disposals, early debt extinguishment, and sale of the credit card portfolio, as well as intangible asset amortization. The followings details the components of the non-interest leverage ratio calculation:

                                                                      For the Three Months
                                                                        Ended March 31,
(Dollars in Thousands)                                                     2004            2003
Total other income, as reported                                    $      4,887    $      3,935
Add: Loss on asset disposals                                                  -               2
Deduct: Gain on securities transactions                                      32               2
         Gain on asset disposal                                              30               -
         Recovery of loss on sale of other real estate owned                210               -
------------------------------------------------------------------------------------------------
Adjusted total other income                                               4,615           3,935
================================================================================================

Total other expense, as reported                                         10,290           9,119
Deduct: Amortization of other intangible assets                             401             201
------------------------------------------------------------------------------------------------
Adjusted total other expense                                              9,889           8,918
================================================================================================
Non-interest leverage ratio                                               46.7%           44.1%
================================================================================================

For the three months ended March 31, 2004, the non-interest leverage ratio was 46.7% compared to 44.1% a year ago. This improvement reflects Peoples' ability to increase non-interest revenues without a corresponding increase in operating expenses. Management's strategic goals include achieving and maintaining a non-interest leverage ratio greater than 50% as a means of reducing Peoples' reliance on net interest income.


Return on Equity
----------------
In the first quarter of 2004, Peoples' return on equity ("ROE") was 12.50% versus 13.00% for the same quarter last year. The lower ROE is primarily the result of an increase in average equity, attributable to equity generated by the Kentucky Bancshares acquisition and increased earnings. Average equity was $172.6 million in the first quarter of 2004, up 12% compared to $154.3 million for the first quarter of 2003. Management uses ROE to evaluate Peoples' long-term performance. However, management believes earnings per share ("EPS") serves as a more meaningful measurement of short-term performance due to the volatility that can occur to equity from changes in the estimated fair values of Peoples' investment portfolio.


Return on Assets
----------------
Return on assets ("ROA") was 1.25% in the first quarter of 2004 compared to 1.27% a year ago, with average assets totaling $1.73 billion and $1.57 billion for the same periods, respectively. In recent years, Peoples' primary focus has shifted to EPS enhancement and ROE while reducing the emphasis on ROA as a key performance indicator. However, management continues to monitor ROA and considers it a measurement of Peoples' asset utilization.


Income Tax Expense
------------------
Peoples continues to make tax-advantaged investments in order to manage its effective tax rate and overall tax burden. At March 31, 2004, the amount of tax-advantaged investments totaled $51.3 million compared to $30.5 million at December 31, 2003 and $28.8 million at March 31, 2003. The additional benefits derived from this increase in tax-advantaged investments resulted in a reduction in Peoples' effective tax rate. For the three months ended March 31, 2004, Peoples' effective tax rate was 27.0%, down from 28.8% a year ago. Depending on economic and regulatory conditions, Peoples may make additional investments in various tax credit pools and other tax-advantaged assets.



                               FINANCIAL CONDITION


Overview of Balance Sheet
-------------------------
At March 31, 2004, total assets were $1.72 billion compared to $1.74 billion at year-end 2003, a decrease of $14.1 million attributable to a lower level of cash and cash equivalents, which is explained in more detail later in this discussion under "Cash and Cash Equivalents". In the first quarter of 2004, Peoples completed the reinvestment of funds in connection with the Investment Portfolio Restructuring. As a result, investment securities totaled $657.3 million at March 31, 2004, up $15.8 million since December 31, 2003. Gross loans were $910.8 million on March 31, 2004, down from $915.0 million at December 31, 2003.

Total liabilities were $1.55 billion at March 31, 2004, compared to $1.57 billion at year-end 2003, a decrease of $18.6 million. At March 31, 2004, deposits totaled $1.03 billion, unchanged from the prior year-end, while borrowed funds totaled $507.5 million, down $19.1 million from $526.6 million at December 31, 2003, due to a reduction in short-term borrowings.

Stockholders' equity totaled $175.4 million at March 31, 2004, versus $170.9 million at December 31, 2003, an increase of $4.5 million. This increase is due primarily to the combination of Peoples' earnings, net of dividends paid, of $3.5 million and a $4.7 million increase in the market value of available-for-sale securities, which was largely offset by the purchase of treasury stock during the quarter totaling $4.1 million.


Cash and Cash Equivalents
-------------------------
Peoples considers cash and cash equivalents to consist of Federal funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid. The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs. At March 31, 2004, cash and cash equivalents totaled $30.9 million, down $42.6 million (or 58%) from $73.4 million at December 31, 2003. This decrease is attributable to Peoples having no Federal funds sold at March 31, 2004, versus $44.0 million at year-end 2003. A portion of the Federal funds sold was consumed by the $20 million BOLI investment in early 2004, while the remaining funds were used in the Investment Portfolio Restructuring.

Cash and balances due from banks comprised nearly all of Peoples' cash and cash equivalents at March 31, 2004, totaling $30.1 million. During the first quarter, the amount of cash and balances due from banks grew $1.7 million (or 6%), due to normal daily changes in the amount of items in process of collection and cash on hand.

Management believes the current balance of cash and cash equivalents, along with the availability of other funding sources, will allow Peoples to meet cash obligations, special needs and off-balance sheet commitments, such as undrawn lines of credit, construction loans and letters of credit, as they come due. Peoples will actively manage the principal runoff from the investment and loan portfolios and seek to reinvest those funds appropriately, based on loan demand and investment opportunities, while maintaining adequate liquidity. Further information regarding Peoples' liquidity can be found later in this discussion under "Interest Rate Sensitivity and Liquidity."


Investment Securities
---------------------
At March 31, 2004, the amortized cost of Peoples' investment securities totaled $643.6 million compared to $634.8 million at year-end 2003, while the market value of the investment portfolio was $657.3 million at March 31, 2004, up from $641.5 million at December 31, 2003. These increases were primarily the result of Peoples completing the reinvestment of funds from the Investment Portfolio Restructuring initiated in December 2003.

The difference in amortized cost and market value at March 31, 2004, resulted in unrealized appreciation in the investment portfolio of $13.7 million and a corresponding increase in Peoples' equity of $8.9 million, net of deferred taxes. In comparison, the difference in amortized cost and market value at December 31, 2003, resulted in unrealized appreciation of $6.7 million and an increase in equity of $4.3 million, net of deferred taxes.

The following table details Peoples' investment portfolio, at estimated fair value:


(Dollars in thousands)                              March 31,       December 31, 2003      March 31,
                                                       2004                                  2003
US Treasury securities and obligations of
     US government agencies and corporations     $         63,277    $         65,441   $         41,638
Obligations of states and political subdivisions           65,726              66,288             67,088
Mortgage-backed securities                                466,858             447,341            522,469
Other securities                                           61,439              62,394             57,155
---------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $        657,300    $        641,464   $        688,350
=========================================================================================================

Overall, the composition of Peoples' investment portfolio at March 31, 2004, was very comparable to year-end 2003. Since March 31, 2003, Peoples' investment in US treasury securities and obligations of US government agencies and corporations, excluding mortgage-backed securities, grew $21.6 million (or 52%) as the result of US agency securities in the Kentucky Bancshares acquisition. Peoples' investment in mortgage-backed securities has decreased $55.6 million (or 11%) since March 31, 2003, as management has used over 50% of the principal runoff for other corporate purposes rather than reinvesting those funds into investment securities.

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


Loans
-----
Peoples Bank originates various types of loans, including commercial, financial and agricultural loans ("commercial loans"), real estate loans and consumer loans, focusing primarily on lending opportunities in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets. At March 31, 2004, gross loans totaled $910.8 million, down $4.2 million since year-end 2003. While Peoples continues to experience strong internal originations of commercial real estate loans, this growth does not offset volume declines experienced in other loan categories. The following table details total outstanding loans:


                                      March 31,     December 31,    March 31,
     (Dollars in thousands)             2004            2003           2003
     Commercial, mortgage          $    413,167   $    380,372    $   316,115
     Commercial, other                  102,918        131,697        106,667
     Real estate, construction           20,196         21,056         10,523
     Real estate, mortgage              299,967        301,726        322,169
     Consumer                            74,545         79,926         96,857
     Credit cards                             -            221          6,065
     -------------------------------------------------------------------------
          Total loans              $    910,793   $    914,998    $   858,396
     =========================================================================

Commercial loan balances, including loans secured by commercial real estate, totaled $516.1 million at March 31, 2004, up $4.0 million from $512.1 million at year-end 2003. This increase is the result of lending opportunities within Peoples' existing markets. Commercial loans continued to represent the largest portion of Peoples' total loan portfolio, comprising 56.7% and 56.0% of total loans at March 31, 2004 and December 31, 2003, respectively. Future commercial lending activities will be dependent on economic and related conditions, such as general demand for loans in Peoples' primary markets, interest rates offered by Peoples and normal underwriting requirements. In addition to in-market opportunities, Peoples will continue to lend selectively to creditworthy customers outside its primary markets.

While commercial loans comprise the largest portion of Peoples' loan portfolio, residential real estate loans remain a major focus of Peoples' lending efforts, whether the loans are ultimately sold into the secondary market or retained on Peoples' balance sheet, which provides opportunities to sell additional products and services to these consumers. At March 31, 2004, real estate loans, which include construction loans but exclude loans secured by commercial real estate, totaled $320.2 million compared to $322.8 million at December 31, 2003, a decrease of $2.6 million. This decline is due to fewer lending opportunities in response to decreased refinancing activity, coupled with continued customer demand for long-term, fixed-rate loans sold into the secondary market and steady volume of prepayments. Real estate loans comprised 35.2% of Peoples' total loan portfolio at March 31, 2004, versus 35.3% at year-end 2003. Included in real estate loans are home equity credit line balances of $29.6 million at March 31, 2004, up from $28.3 million at December 31, 2003.

Real estate loan balances have declined over the last year in response to customer demand for long-term, fixed-rate mortgages, which are sold in the secondary market with servicing rights retained. In the first quarter of 2004, Peoples originated 87 long-term, fixed-rate mortgage loans, with total loan amounts of $8 million, compared to 105 loans, with total loan amounts of $9 million, in the fourth quarter of 2003 and 117 loans, with total loan amounts of $11 million, in the first quarter of 2003. At March 31, 2004, Peoples was servicing $85 million of real estate loans sold into the secondary market. In addition, Peoples had $2.2 million of fixed-rate real estate loans held for sale into the secondary market. Management anticipates selling these loans during the second quarter.

Consumer loans decreased $5.4 million (or 7%) since year-end 2003, totaling $74.5 million at March 31, 2004. The indirect lending area represented a significant portion of Peoples' consumer loans, with balances of $34.0 million and $38.4 million at March 31, 2004 and December 31, 2003, respectively. Sluggish economic conditions and strong competition for loans, particularly automobile loans, have challenged the performance and growth of Peoples' consumer loan portfolio. Regardless of management's desire to maintain, or even grow, consumer loan balances, Peoples' commitment to sound underwriting practices and appropriate loan pricing discipline that produces quality loans remains the paramount objective.


Loan Concentration
------------------
Peoples' largest concentration of commercial loans is credits to lodging and lodging-related companies, which comprised approximately 12.5% of Peoples' outstanding commercial loans at quarter-end, compared to 12.7% at December 31, 2003. Loans to assisted living facilities and nursing homes also represented a significant portion of Peoples' commercial loans, comprising 11.2% of Peoples' outstanding commercial loans at March 31, 2004, versus 11.3% at year-end 2003.

These lending opportunities have arisen due to the growth of these industries in markets served by Peoples or contiguous areas, as well as sales associates' efforts to develop these lending relationships. Management believes Peoples' loans to lodging and lodging-related companies, as well as loans to assisted living facilities and nursing homes, do not pose abnormal risk when compared to risk assumed in other types of lending since these credits have been subjected to Peoples' normal underwriting standards, which includes an evaluation of the financial strength, market expertise and experience of the borrowers and principals in these business relationships. In addition, a sizeable portion of the loans to lodging and lodging-related companies is spread over various geographic areas and is guaranteed by principals with substantial net worth.


Allowance for Loan Losses
-------------------------
Peoples' allowance for loan losses totaled $14.8 million, or 1.62% of total loans, at March 31, 2004, compared to $14.6 million, or 1.59%, at year-end 2003. The following table presents changes in Peoples' allowance for loan losses:

                                                  For the Three
                                             Months Ended March 31,
(Dollars in thousands)                           2004          2003
Balance, beginning of period               $      14,575  $     13,086
Chargeoffs                                        (1,230)         (785)
Recoveries                                           635           231
-----------------------------------------------------------------------
     Net chargeoffs                                 (595)         (554)
Provision for loan losses                            794           831
-----------------------------------------------------------------------
          Balance, end of period           $      14,774  $     13,363
=======================================================================

The allowance is allocated among the loan categories based upon the consistent, quarterly procedural discipline described in the "Critical Accounting Policies" section of this discussion. However, the entire allowance for loan losses is available to absorb future loan losses in any loan category. The following details the allocation of the allowance for loan losses:

(Dollars in thousands)                     March 31,    December 31,   March 31,
                                              2004         2003         2003
Commercial                               $    11,993   $    11,232   $    9,320
Consumer                                       1,319         1,594        1,964
Real estate                                    1,079         1,234        1,610
Overdrafts                                       281           283          170
Credit cards                                     102           232          299
--------------------------------------------------------------------------------
     Total allowance for loan losses     $    14,774   $    14,575   $   13,363
================================================================================

The allowance allocated to commercial loans, which includes loans secured by commercial real estate, has increased in recent periods, reflecting the higher credit risk associated with this type of lending and continued growth in this portfolio. The allowance allocated to the real estate and consumer loan portfolios is based upon Peoples' allowance methodology for homogeneous pools of loans, which includes a consideration of changes in total balances in those portfolios. Management continues to maintain an allowance for loan losses for credit cards since Peoples sold its business accounts with recourse.

In the first quarter of 2004, net loan chargeoffs were $595,000, up from $554,000 a year ago but down from $763,000 in the fourth quarter of 2003. Net chargeoffs in the first quarter of 2004 were impacted by Peoples charging-off $131,000 of credit card balances as part of the final settlement of the sale of the portfolio and recovering $281,000 of commercial loan balances, which were part of a single client relationship, charged-down in early 2002. The following table details Peoples' net chargeoffs:

                               Three Months Ended
                        March 31, December 31, March 31,
(Dollars in thousands)                        2004        2003           2003
Consumer                                  $     275    $    175     $      201
Real estate                                     155          72              7
Overdrafts                                      135         215            117
Credit card                                     130          51             43
Commercial                                     (100)        250            186
-------------------------------------------------------------------------------
Total                                     $     595    $    763     $      554
===============================================================================
As a percent of average loans (a)             0.26%       0.33%          0.28%
===============================================================================
(a) Presented on an annualized basis

Consumer loans comprised the largest portion of net chargeoffs for the three months ended March 31, 2004 and 2003. Real estate and consumer loan chargeoffs have increased in recent periods, as sluggish economic conditions have impacted the ability of borrowers to repay these loans. Management believes Peoples' loan review processes and collection efforts will continue to identify problems loans in a timely manner which should help control future losses.

Asset quality remains a key focus, as management continues to stress underwriting quality loans more than loan growth. Since December 31, 2003, Peoples' asset quality ratios have remained strong despite a modest increase in the level of nonperforming loans. The following table details Peoples' nonperforming assets:


(Dollars in thousands)                                March 31,       December 31,         March 31,
                                                        2004              2003               2003
Loans 90+ days past due and accruing               $           235   $           188    $           337
Renegotiated loans                                               -                 -                685
Nonaccrual loans                                             6,656             6,556              3,741
--------------------------------------------------------------------------------------------------------
     Total nonperforming loans                               6,891             6,744              4,763
Other real estate owned                                        470               392                924
--------------------------------------------------------------------------------------------------------
       Total nonperforming assets                  $         7,361   $         7,136    $         5,687
========================================================================================================
Nonperforming loans as a percent of total loans              0.76%             0.73%              0.55%
========================================================================================================
Nonperforming assets as a percent of total assets            0.43%             0.41%              0.34%
========================================================================================================

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

At March 31, 2004, the recorded investment in loans that were considered to be impaired was $18.6 million, of which $15.3 million were accruing interest, and $3.3 million were nonaccrual loans. Included in this amount were $8.2 million of impaired loans for which the related allowance for loan losses was $3.4 million. The remaining impaired loan balances do not have a related allocation of the allowance for loan losses because the loans have been previously written-down, are well secured, or possess characteristics indicative of the ability to repay the loan. For the three months ended March 31, 2004, Peoples' average recorded investment in impaired loans was approximately $19.3 million and interest income of $242,000 was recognized on impaired loans during the period, representing 1.1% of Peoples' total interest income.


Funding Sources
---------------
Peoples considers a number of sources when evaluating funding needs, including but not limited to deposits, short-term borrowings, and long-term borrowings. Deposits, both interest-bearing and non-interest bearing, continue to be the most significant source of funds for Peoples, totaling $1.03 billion, or 67% of total borrowed funds, at March 31, 2004.

Non-interest bearing deposits serve as a core funding source. At March 31, 2004, non-interest bearing deposit balances totaled $134.3 million, up slightly compared to the prior year-end. Since customer activity can result in temporary changes in deposit balances at end of periods, management believes a comparison of average balances to be a more meaningful reflection of the trend in non-interest-bearing deposits. In the first quarter of 2004, non-interest-bearing deposits averaged $135.5 million versus $132.3 in the fourth quarter of 2003, reflecting Peoples' efforts to increase non-interest-bearing deposits. Peoples' strategies include continued emphasis on core deposit growth in products such as non-interest-bearing checking accounts.

Interest-bearing deposits totaled $895.3 million at March 31, 2004 compared to $894.8 million at December 31, 2003. The following details Peoples' interest-bearing deposits:


        (Dollars in thousands)                    March 31,    December 31,   March 31,
                                                    2004          2003         2003
        Certificates of deposit                  $  456,069   $  461,904    $  420,817
        Savings accounts                            173,013      171,488       169,120
        Interest-bearing transaction accounts       167,091      157,410       143,656
        Money market deposit accounts                99,107      104,019       122,578
        -------------------------------------------------------------------------------
             Total interest-bearing deposits     $  895,280   $  894,821    $  856,171
        ===============================================================================

Peoples also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy liquidity needs. Peoples' short-term borrowings include overnight repurchase agreements and FHLB advances, while long-term borrowings include FHLB advances, a loan from an unrelated financial institution and term repurchase agreements. At March 31, 2004, borrowed funds totaled $507.5 million, down $19.1 million (or 4%) from $526.6 million at year-end 2003, as a result of a reduction in short-term borrowings.

Advances from the FHLB comprise a significant portion of Peoples' borrowed funds. Short-term FHLB advances are typically variable rate cash management advances used to manage Peoples' daily liquidity needs and may be repaid, in whole or part, at anytime without a penalty. Peoples also utilizes short-term, repo advances ranging in terms from overnight to one-year to manage its cost of funds and temporary cash needs. Peoples' long-term FHLB advances are primarily convertible rate advances, with the initial rate fixed for periods ranging from two to four years, depending on the specific advance. After the initial fixed-rate period, these advances are subject to conversion, at the discretion of the FHLB, to a LIBOR based, variable rate product. Peoples has the option to prepay, without penalty, any advance that has been converted or allow the borrowing to reprice. In addition to these convertible rate advances, Peoples utilizes fixed-rate, long-term FHLB advances, both amortizing and non-amortizing, to help manage its interest rate sensitivity and liquidity. Further information regarding Peoples' management of interest rate sensitivity can be found later in this discussion under "Interest Rate Sensitivity and Liquidity."

In addition to FHLB advances, Peoples accesses national market repurchase agreements to diversify its funding sources. At March 31, 2004, wholesale repurchase agreements totaled $216.3 million, unchanged from year-end 2003. Peoples current wholesale repurchase agreements range in original terms of two to five years. The repurchase agreements may not be repaid prior to maturity and must remain sufficiently collateralized during the entire term. As a result, a decline in the market value of the investment securities associated with these agreements would require Peoples to pledge additional investment securities.


Capital/Stockholders' Equity
----------------------------
At March 31, 2004, stockholders' equity was $175.4 million, versus $170.9 million at December 31, 2003, an increase of $4.5 million (or 3%). Peoples' earnings, net of dividends paid, accounted for $3.5 million, while an improvement in the market value of Peoples' available-for-sale securities resulted in a $4.7 million increase to equity. These increases were partially offset by repurchases of Peoples' common shares in the first quarter of 2004, which added $4.1 million of treasury stock.

For the three months ended March 31, 2004, Peoples paid dividends of $1.9 million, representing a dividend payout ratio of 35.4% of earnings, compared to a payout ratio of 28.9% a year ago. While management anticipates Peoples continuing its 38-year history of consistent dividend growth in future periods, Peoples Bancorp's ability to pay dividends on its common shares is largely dependent upon dividends from Peoples Bank. Additionally, Peoples Bancorp has established two trust subsidiaries to issue preferred securities. If Peoples Bancorp suspends interest payments relating to the trust preferred securities issued by either of the two trust subsidiaries, Peoples will be prohibited from paying dividends on its common shares. Peoples Bancorp or Peoples Bank may decide to limit the payment of dividends, even when the legal ability to pay them exists, in order to retain earnings for other strategic purposes.

Unrealized holding gains on available-for-sale securities, net of deferred income taxes, impacts Peoples' total equity. At March 31, 2004, net unrealized holding gains totaled $8.9 million versus $4.3 million at December 31, 2003. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' consolidated balance sheet are more sensitive to the changing market values of investments than if the investment portfolio was classified as held-to-maturity.

At March 31, 2004, Peoples had treasury stock totaling $5.4 million, up $3.2 million from year-end 2003. During the first quarter of 2003, Peoples repurchased 141,200 common shares (or 33% of the total authorized), at an average price of $29.14 per share, under the 2004 Stock Repurchase Program and 1,066 common shares, at an average price of $29.43, in conjunction with the deferred compensation plan for directors of Peoples Bancorp and its subsidiaries. Peoples reissued 26,619 treasury shares due to stock option exercises during the first three months of 2004. Peoples anticipates repurchasing additional common shares as authorized in the 2004 Stock Repurchase Program and permitted by Federal securities laws.

Management uses the tangible equity ratio as one measure of the adequacy of Peoples' equity. The ratio, defined as tangible equity as a percentage of tangible assets, excludes the balance sheet impact of intangible assets acquired through acquisitions accounted for using the purchase method of accounting. At March 31, 2004, Peoples tangible equity ratio was 7.56% compared to 7.24% at December 31, 2003 and 7.71% at March 31, 2003. The higher ratio compared to the prior year end is the result of an increase in equity, while the lower ratio from a year ago is attributable to an increase in assets due to the Kentucky Bancshares acquisition.

In addition to monitoring performance through traditional capital measurements (i.e., dividend payout ratios and ROE), Peoples has also complied with the capital adequacy standards mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Under the risk-based capital framework, a bank's balance sheet assets and credit equivalent amounts of off-balance sheet items are typically assigned to one of four broad risk categories: 0% (lowest risk), 20%, 50% or 100% (highest risk). The sum of the resulting weighted values from each of the four risk categories is used in calculating key capital ratios. At March 31, 2004, Peoples' Total Capital, Tier 1 and Leverage ratios were 15.19%, 13.79% and 8.80%, respectively, exceeding the well-capitalized standards of 10%, 6% and 5%, respectively. In addition, all three risk-based capital ratios for Peoples Bank were also well above the minimum standards for a well-capitalized institution at March 31, 2004.


Interest Rate Sensitivity and Liquidity
---------------------------------------
While Peoples is exposed to various business risks, the risks relating to interest rate sensitivity and liquidity are typically the most complex and dynamic and could materially impact future results of operation and financial condition. The objective of Peoples' asset/liability management ("ALM") function is to measure and manage these risks in order to optimize net interest income within the constraints of prudent capital adequacy, liquidity and safety. This objective requires Peoples to focus on interest rate risk exposure and adequate liquidity through management of the mix of assets and liabilities. Ultimately, the ALM function is intended to guide management in the acquisition and disposition of earning assets and selection of appropriate funding sources.

INTEREST RATE RISK
Interest rate risk ("IRR") is one of the most significant risks for Peoples, and the entire financial services industry, primarily arising in the normal course of business of offering a wide array of financial products to its customers, including loans and deposits, as well as the diversity of its own investment portfolio and borrowed funds. IRR is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as market values of financial assets and liabilities. Peoples' exposure to IRR is due primarily to differences in the maturity, or repricing, of earning assets and interest-bearing liabilities. In addition, other factors, such as prepayments of loans and investment securities or early withdrawal of deposits, can expose Peoples to IRR and increase interest costs or reduce revenue streams.

Peoples has charged the ALCO with the overall management of Peoples' balance sheet mix and off-balance sheet commitments and hedging transactions related to the management of IRR. The ALCO consists of Peoples' Chief Financial, Officer, Chief Executive Officer and Chief Lending Officer, as well as other members of senior management. It is the ALCO's responsibility to focus on the future by evaluating trends and potential future events, researching alternatives, then recommending and authorizing an appropriate course of action. To this end, the ALCO has established an IRR management policy that sets the minimum requirements and guidelines for monitoring and managing the level and amount of IRR. The objective of the IRR policy is to encourage adherence to sound fundamentals of banking while allowing sufficient flexibility to exercise the creativity and innovation necessary to meet the challenges and opportunities of changing markets. The ultimate goal of these policies is to optimize net interest income within the constraints of prudent capital adequacy, liquidity and safety.

Peoples' ALCO relies on different methods of assessing IRR, including simulations, to project future net interest income and to monitor the sensitivity of the net present market value of equity and the difference, or "gap", between maturing or repricing of rate-sensitive assets and liabilities over various time periods. Peoples uses these methods to monitor IRR for both the short- and long-term. The ALCO places emphasis on simulation modeling as the most beneficial measurement of IRR because it is a dynamic measure. By employing a simulation process that estimates the impact of potential changes in interest rates and balance sheet structures and by establishing limits on these estimated changes to net income and net market value, the ALCO is better able to evaluate interest rate risks and their potential impact to earnings and the market value of equity.

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

As part of the evaluation of IRR, the ALCO has established limits on changes in net interest income and the net value of the balance sheet. The ALCO limits the decrease in net interest income of Peoples Bank to 10% or less from base case for each 100 basis point shift in interest rates measured over a twelve-month period assuming a static balance sheet. The ALCO limits the negative impact on net equity to 40% or less given an immediate and sustained 200 basis points shift in interest rates, also assuming a static balance sheet. The ALCO also reviews static gap measures for specific periods focusing on a one-year cumulative gap. Based on historical trends and performance, the ALCO has determined the ratio of the one-year cumulative gap should be within +/-15% of earning assets at the date of measurement. Results that are outside of any of these limits will prompt a discussion by the ALCO of appropriate actions, if any, that should be taken.

At March 31, 2004, Peoples' one-year cumulative gap amount was negative 14.3% of earning assets, which represented $222.8 million more in liabilities than assets that could reprice or mature during that period. However, management believes a portion of interest-bearing liabilities are not likely to reprice at their first opportunity, based on current rates and management's control over the pricing of most deposits. Excluding those liabilities, Peoples' adjusted one-year cumulative gap amount at quarter-end was positive 6.3% of earning assets, which represented $98.2 million more in assets than liabilities that mature or may reprice during the next twelve months.

The following table is provided to illustrate the estimated earnings at risk and value at risk positions of Peoples, on a pre-tax basis, at March 31, 2004 (dollars in thousands):



        Immediate                       Estimated                           Estimated
      Interest Rate
  Increase (Decrease) in           (Decrease) Increase               (Decrease) Increase in
       Basis Points               In Net Interest Income            Economic Value of Equity
---------------------------    -----------------------------     --------------------------------
           300               $          27           0.1  %       $     (70,266)        (31.5) %
           200                         271           0.5                (46,393)        (20.8)
           100                         344           0.6                (21,713)         (9.7)
           (50)              $        (989)         (1.9) %       $       2,636           1.2  %

The interest rate risk illustration shows Peoples is slightly asset sensitive, which means that increasing interest rates should favorably impact Peoples' net interest income while downward moving interest rates should negatively impact net interest income, based on the assumptions used. However, the variability of cash flows from the investment and loan portfolios continue to have a significant influence on future net interest income and earnings, especially during periods of changing interest rates. In general, the amount of principal runoff from these portfolios tends to decrease as interest rates increase due to fewer prepayments, limiting the amount of funds which can be reinvested at higher rates, while declining interest rates tend to result in a higher level of funds that must be reinvested at lower rates, due to an increase in prepayments. The interest rate table also shows Peoples is within the established IRR policy limits for all simulations and all scenarios for the current period.

The ALCO has implemented hedge positions to help protect Peoples' net interest income streams in the event of rising rates which will complement the current IRR position. Peoples has a hedge position on a $17 million long-term, fixed-rate borrowing from the FHLB that may convert to a variable rate, at the FHLB's discretion. In addition, the ALCO may consider additional hedging options, including, but not limited to, the purchase of other interest rate hedge positions, as available and appropriate, that would provide net interest income protection in a rising rate environment.

LIQUIDITY
In addition to IRR management, a primary objective of the ALCO is the maintenance of a sufficient level of liquidity. The ALCO defines liquidity as the ability to meet anticipated and unanticipated operating cash needs, loan demand and deposit withdrawals, without incurring a sustained negative impact on profitability. The ALCO's liquidity management policy sets limits on the net liquidity position of Peoples and the concentration of non-core funding sources, both wholesale funding and brokered deposits.

Typically, the main source of liquidity for Peoples is deposit growth. Liquidity is also provided from cash generated from earning assets such as maturities, calls, principal payments and net income from loans and investment securities. Through three months of 2004, cash used in financing activities totaled $23.3 million compared to cash provided by financing activity of $268.2 million a year ago. This change is due largely to Peoples using excess cash to reduce the amount of short-term borrowing, coupled with an increase in long-term borrowings in the first quarter of 2003 in connection with an investment growth strategy. Cash used in investing activities totaled $27.3 million versus $284.6 million last year, primarily due to investment securities purchases in the first quarter of 2003.

When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that better enable Peoples to match funding dates and pricing characteristics with contractual maturity dates and pricing parameters of earning assets. At March 31, 2004, Peoples had available borrowing capacity of approximately $133 million through these external sources and unpledged securities in the investment portfolio of approximately $194 million that can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile funds from liquid assets. Peoples' volatile funds consist primarily of short-term growth in deposits, while liquid assets includes short-term investments and unpledged available-for-sale securities. At March 31, 2004, Peoples' net liquidity position was $185.0 million, or 10.7% of total assets, compared to $260.1 million, or 15.0% of total assets, at December 31, 2003. The decrease in liquidity position was primarily the result of a lower level of liquid assets, due in large part to the reduction in Federal funds sold. The liquidity position as of March 31, 2004, was within Peoples' policy limit of negative 10% of total assets. At March 31, 2004, total wholesale funding comprised 26.8% of total assets and brokered funds were 0.6% of total assets, which was within Peoples' policy limits of 30% and 10%, respectively.


Off-Balance Sheet Activities and Contractual Obligations
--------------------------------------------------------
Peoples routinely engages in activities that involve, to varying degrees, elements of risk that are not reflected in whole or in part in the consolidated financial statements. These activities are part of Peoples' normal course of business and include traditional off-balance sheet credit-related financial instruments, interest rate contracts, operating leases, long-term debt and commitments to make additional capital contributions in low-income housing tax credit investments.

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

                                  March 31,      December 31,    March 31,
   (Dollars in thousands)            2004            2003          2003
   Loan commitments             $  112,779    $    115,685    $    114,342
   Standby letters of credit        22,478          20,928           7,799
   Unused credit card limits             -               -          22,447

Peoples also enters into interest rate contracts where Peoples is required to either receive cash from or pay cash to counter parties depending on changes in interest rates. Peoples utilizes interest rate contracts to help manage the risk of changing interest rates. At March 31, 2004, Peoples held interest rate contracts with notional amounts totaling $27 million and fair values totaling $256,000. Interest rate contracts are carried at fair value on the consolidated balance sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. As a result, the amounts recorded on the balance sheet at March 31, 2004, do not represent the amounts that may ultimately be paid or received under these contracts.

Peoples also has commitments to make additional capital contributions in low-income housing tax credit funds, consisting of a pool of low-income housing projects. As a limited partner in these funds, Peoples receives Federal income tax benefits, which assists Peoples in managing its overall tax burden. At March 31, 2004, these commitments approximated $8.2 million, with approximately $4.4 million expected to be paid over the next twelve months. Management may make additional investments in various tax credit funds.

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


Future Outlook
--------------
Peoples' first quarter results provide a positive outlook for the remainder of 2004 and reflect the benefits of the balance sheet restructuring in late 2003. Management continues to work to position Peoples for long-term earnings growth, especially once interest rates start to rise. In the meantime, Peoples' strong capital position, coupled with management's commitment to sound underwriting discipline and asset quality, serves as a foundation of strength in the current business environment, which continues to challenge Peoples' operating performance.

Cost control is a constant theme even as recent acquisitions and investments in technology have resulted in additional operating expense. Peoples also continues to incur about $60,000 per quarter of credit card expenses through the conversion date, scheduled for mid-May. While the acquiring company pays Peoples a servicing fee during the transition period, this fee does not fully offset the processing and related costs. Assuming other costs remain stable, the elimination of these costs, as well as the consulting fees relating to the Overdraft Privilege Program, should help offset some of the increase in other operating expenses.

Loan growth remains a key part of management's strategic plans, although competition for quality loans remains strong. Management continues to evaluate Peoples' personal lending process to improve the overall performance of the consumer loan portfolio; however, originating commercial and real estate loans remain a primary focus of lenders, due in part to strong demand for these loans in many of Peoples' primary markets. Already in 2004, management has invested in technology that will allow Peoples' Home Loan Specialists to serve customers more efficiently and shorten the time between application and closing, as well as increased the marketing of its one-to-four family mortgage loan products. Management believes these actions should improve loan originations throughout the remainder of 2004, whether these loans are retained on Peoples' books or sold into the secondary market.

Peoples' business strategy also includes a focus on growing core deposits and adjusting the mix of customer funding sources. In early 2004, Peoples re-launched its Freedom checking campaign as part of its efforts to grow non-interest bearing deposits and reduce its reliance on high cost funding, such as certificates of deposit. Management believes the combination of an expanding branch network and extended hours in some offices, plus technology, such as Internet banking and free online billpay, will allow Peoples to successfully compete for core deposits and enhance future operating results.

Over the last decade, Peoples disciplined growth and expansion strategy has complemented its sales efforts to serve customers and grow revenues. The recent acquisition of the Putnam Agency is expected to enhance Peoples' presence in the Ashland, Kentucky and Huntington, West Virginia markets and further diversify revenues. Based on preliminary projections, management expects this transaction to be slightly accretive to Peoples' 2004 EPS, assuming revenue growth targets are achieved. In addition, some administrative activities may be consolidated over the next 12 months, which could enhance operating efficiency and produce additional benefits. Peoples has also retained all key Putnam Agency producers and managers, with the exception of one producer who is retiring. This allows sales leadership to remain intact, which is important in a relationship-based business like insurance. Putnam Agency will operate as a division of Peoples Insurance Agency, and will continue to use the locally well-known Putnam Agency name in marketing campaigns. Peoples' management looks forward to establishing long-term relationships and offering Peoples' other financial products and services to the newly added customers.

With strong regulatory capital ratios and a comfortable level of tangible equity to total assets, management believes mergers and acquisitions remain a viable means of expanding Peoples' operations and customer base. While Peoples has completed several traditional banking acquisitions in recent years, management's evaluation of future acquisitions will include insurance agency and professional investment services firms. Ultimately, the assessment of potential acquisitions will emphasize opportunities to complement Peoples' core competencies and strategic intent more than geographic location, size or nature of business.

Peoples remains a service-oriented company with a sales focus that strives to satisfy clients through a relationship sales process. Through this process, sales associates work to anticipate, uncover, and solve their clients' every financial need, from insurance to banking to investment services. In the remaining nine months of 2004, management expects earnings catalysts to include possible loan growth, net revenue enhancements from the credit card alliance formed in fourth quarter 2003, more controlled operating expenses from decreased professional fees and some EPS contribution from the Putnam Agency acquisition.

Forward-Looking Statements
--------------------------
Certain statements in this Form 10-Q which are not historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes", "plans", "will", "would", "should", "could" and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions increase significantly; (2) changes in the interest rate environment that impact interest margins; (3) prepayment speeds, loan sale volumes, chargeoffs and loan loss provisions; (4) general economic conditions are less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions adversely affect Peoples' business;
(7) changes and trends in the securities markets; (8) a delayed or incomplete resolution of regulatory issues that could arise; (9) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity; (10) the outcome of regulatory and legal proceedings and (11) other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the Securities and Exchange Commission ("SEC").

All forward-looking statements speak only as of the execution date of this Form 10-Q and are expressly qualified in their entirety by the cautionary statements. Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management's knowledge of Peoples' business and operations, it is possible that actual results may differ materially from these projections. Additionally, Peoples undertakes no obligation to release revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K. Copies of documents filed with the SEC are available free of charge at the SEC website at http://www.sec.gov and/or from Peoples' website.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption "Interest Rate Sensitivity and Liquidity" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, and is incorporated herein by reference.


                                        CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                                         For the Three Months Ended March 31,
                                                      2004                                  2003
                                       ------------------------------------   -----------------------------------
(dollars in thousands)                    Average      Income/     Yield/      Average       Income/     Yield/
                                          Balance      Expense      Rate       Balance       Expense      Rate
ASSETS
Securities:
  Taxable                              $   585,446     $   6,171     4.22%   $   541,753  $      6,688     4.94%
  Tax-exempt (1)                            65,204         1,094     6.71%        66,224         1,114     6.73%
-----------------------------------------------------------------------------------------------------------------
    Total securities                       650,650         7,265     4.47%       607,977         7,802     5.13%
Loans (2):
  Commercial (1)                           527,864         7,806     5.95%       413,935         6,747     6.52%
  Real estate (3)                          307,394         5,108     6.57%       330,755         6,051     7.32%
  Consumer                                  76,984         1,761     9.20%       106,277         2,562     9.64%
-----------------------------------------------------------------------------------------------------------------
    Total loans                            912,242        14,675     6.43%       850,967        15,360     7.22%
Less: Allowance for loan loss              (15,016)                              (13,395)
-----------------------------------------------------------------------------------------------------------------
    Net loans                              897,226        14,675     6.57%       837,572        15,359     7.40%
Interest-bearing deposits with banks         2,553             3     0.46%         1,549             3     0.72%
Federal funds sold                          24,697            57     0.91%         8,113            23     1.17%
-----------------------------------------------------------------------------------------------------------------
    Total earning assets                 1,575,126        22,000     5.60%     1,455,211        23,188     6.41%
Other assets                               156,402                               120,462
-----------------------------------------------------------------------------------------------------------------
       Total assets                    $ 1,731,528                             1,575,673  $
=================================================================================================================

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                              $   170,945           233     0.55%       150,168  $        496     1.32%
  Interest-bearing demand deposits         262,864           497     0.76%       270,835           867     1.28%
  Time                                     460,956         3,070     2.68%       422,158         3,841     3.64%
-----------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits        894,765         3,800     1.71%       843,161         5,204     2.50%
Borrowed funds:
  Short-term                               103,462           277     1.07%        37,603           227     1.11%
  Long-term                                416,585         3,961     3.80%       420,655         4,288     4.08%
-----------------------------------------------------------------------------------------------------------------
    Total borrowed funds                   520,047         4,238     3.25%       458,258         4,515     3.94%
-----------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities   1,414,812         8,038     2.28%     1,301,419         9,719     2.99%
Non-interest bearing deposits              135,505                               108,315
Other liabilities                            8,564                                11,637
-----------------------------------------------------------------------------------------------------------------
    Total liabilities                    1,558,881                             1,421,371
Stockholders' equity                       172,647                               154,302
-----------------------------------------------------------------------------------------------------------------
  Total liabilities and equity         $ 1,731,528     $                     $ 1,575,673  $
=================================================================================================================

Interest spread                                           13,962     3.32%                      13,468     3.42%
Interest income to earning assets                                    5.60%                                 6.41%
Interest expense to earning assets                                   2.04%                                 2.71%
-----------------------------------------------------------------------------------------------------------------
  Net interest margin                                                3.56%                                 3.70%
-----------------------------------------------------------------------------------------------------------------

(1) Interest income and yields are presented on a fully tax-equivalent basis using a 35% tax rate.
(2) Nonaccrual and impaired loans are included in the average balances. Related interest income on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income. Loan fees included in interest income totaled $120 and $171 for the periods presented in 2004 and 2003, respectively.
(3) Loans held for sale are included in the average balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
With the participation of the Chief Executive Officer and the Chief Financial Officer of Peoples Bancorp Inc. ("Peoples"), Peoples' management has evaluated the effectiveness of Peoples' disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Peoples' Chief Executive Officer and Chief Financial Officer have concluded that:

     (a) information required to be disclosed by Peoples in this Quarterly Report on Form 10-Q would be accumulated and communicated to Peoples' management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure;

     (b) information required to be disclosed by Peoples in this Quarterly Report on Form 10-Q would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

     (c) Peoples' disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Peoples and consolidated subsidiaries is made know to them, particularly during the period in which Peoples' periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.


Changes in Internal Controls
----------------------------
There were no changes in Peoples' internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, Peoples' internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.
None.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS.

The following table details Peoples' repurchases and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) of Peoples' common shares during the three months ended March 31, 2004:

                                                                                                     (d)
                                                                                (c)              Maximum Number
                                                                            Total Number of     of Common Shares
                                                                            Common Shares         that May Be
                                      (a)                 (b)            Purchased as Part of   Purchased Under
                                Total Number of        Average price    Publicly Announced        the Plans or
           Period               Shares Purchased       Paid per Share    Plans or Programs (1)   Programs (1)(2)
January 1 - 31, 2004                  32,678(3)           $29.74(3)             31,900               393,100
February 1 - 29, 2004                101,500              $28.98               101,500               291,600
March 1 - 31, 2004                     8,088(4)           $28.74(4)              7,800               283,800
------------------------------------------------------------------------------------------------------------
Total                                142,266              $29.14              141,200               283,800
------------------------------------------------------------------------------------------------------------

  (1) Information reflects solely the 2004 Stock Repurchase Plan announced on December 17, 2003, which authorized the repurchase of 425,000 common shares, with an aggregate purchase price of not more than $13.0 million. The 2004 Stock Repurchase Plan expires on December 31, 2004.
  (2) Information reflects maximum number of common shares that may be purchased at the end of the period indicated.
  (3) Includes an aggregate of 778 common shares purchased in open market transactions at an average price of $29.78 by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust holding assets to provide payment of the benefits under the Peoples Bancorp Inc. Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the "Rabbi Trust").
  (4) Includes an aggregate of 288 common shares purchased in open market transactions at an average price of $28.48 by Peoples Bank under the Rabbi Trust.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.
None.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 8, 2004, Peoples Bancorp Inc. held its Annual Meeting of Shareholders in the Ball Room at the Holiday Inn in Marietta, Ohio, with 85% of the outstanding common shares represented by proxy. No votes were placed in person.

Three Directors of Peoples Bancorp were re-elected to serve terms of three years each (expiring in 2007): Robert E. Evans (Chairman of the Board), Robert W. Price, Paul T. Theisen and Thomas J. Wolf. Other Directors of Peoples Bancorp who continue to serve after the 2004 Annual Meeting include Carl L. Baker, Jr., Mark F. Bradley, George W. Broughton, Frank L. Christy, Wilford D. Dimit, Theodore P. Sauber and Joseph H. Wesel (Vice Chairman of the Board). The following is a summary of voting results:

         Nominee                  For          Withheld
---------------------------   -------------  -------------
Robert E. Evans                  8,953,650         60,184
Robert W. Price                  8,450,351        563,482
Paul T. Theisen                  7,832,648      1,181,185
Thomas J. Wolf                   8,951,011         62,823

In addition, the shareholders approved a proposal to amend Article THREE of Peoples Bancorp's Code of Regulations to designate additional officers to be elected by the directors and clarify and separate the roles of the officers. Specifically, the approved proposal: (i) deleted current Section 3.01 and replaced it in its entirety with the a new Section 3.01; (ii) deleted current Sections 3.03, 3.04 and 3.05 and replace them in their entirety with the new Sections 3.03, 3.04, 3.05, 3.06, 3.07 and 3.08; (iii) added a new Section 3.11;
and (iv) renumbered existing Sections 3.06, 3.07 and 3.08 as Sections 3.09, 3.10 and 3.12, respectively. This amendment creates the office of chief executive officer; clarifies the duties of each of the chairman of the board and the president; allows the directors to elect executive vice presidents, as well as vice presidents; clarifies the executive vice presidents and the vice presidents will perform the duties and exercise the powers assigned to them by the Board of Directors; and permits the Board of Directors to assign certain leadership responsibilities to a non-executive member of the Board of Directors as a leadership director. The following is a summary of voting results for this proposal:

For: 8,851,551   Withheld: 43,972   Against: 118,310    Abstentions: 1,628,739


ITEM 5:  OTHER INFORMATION.
None.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.
         a) Exhibits:

                                               EXHIBIT INDEX

  Exhibit
  Number                             Description                                 Exhibit Location
------------     -----------------------------------------------------       -----------------------------
   3(a)          Certified Resolutions Regarding Adoption of Amendments      Filed herewith
                 to Article THREE of the Code of Regulations of Peoples
                 Bancorp Inc. by Shareholders on April 8, 2004.

   3(b)          Code of Regulations of Peoples Bancorp Inc.                 Filed herewith
                 (reflecting amendments through April 8, 2004) [For SEC
                 reporting compliance purposes only].

     11          Computation of Earnings Per Share.                          Filed herewith

     12          Computation of Ratios.                                      Filed herewith

   31(a)         CEO Certification Pursuant to Rule                          Filed herewith
                 13a-14(a)/15d-14(a)

   31(b)         CFO Certification Pursuant to Rule                          Filed herewith
                 13a-14(a)/15d-14(a)

    32           Section 1350 Certifications                                 Filed herewith

   b) Reports on Form 8-K:
      Peoples filed the following reports on Form 8-K during the three months ended March 31, 2004:
      1) Filed February 3, 2004 - Reporting, under Item 5, the issuance of a news release announcing the formation of Peoples Bancorp Foundation,
         Inc.
      2) Filed February 13, 2004 - Reporting, under Item 5, the issuance of a news release announcing the declaration of a cash dividend of $0.18 per share by the Board of Directors of Peoples Bancorp Inc.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           PEOPLES BANCORP INC.


Date:  May 10, 2004               By:  /s/ MARK F. BRADLEY
                                           ----------------------------------
                                           Mark F. Bradley
                                           Chief Operating Officer



Date:  May 10, 2004             By:    /s/ JOHN W. CONLON
                                           ----------------------------------
                                           John W. Conlon
                                           Chief Financial Officer



                                  EXHIBIT INDEX

               PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                         FOR PERIOD ENDED MARCH 31, 2004

  Exhibit
  Number                              Description                                  Exhibit Location
------------     ------------------------------------------------------       ---------------------------------
   3(a)          Certified Resolutions Regarding Adoption of Amendments       Filed herewith
                 to Article THREE of the Code of Regulations of Peoples
                 Bancorp Inc. by Shareholders on April 8, 2004.

   3(b)          Code of Regulations of Peoples Bancorp Inc.                  Filed herewith
                 (reflecting amendments through April 8, 2004) [For SEC
                 reporting compliance purposes only].

     11          Computation of Earnings Per Share.                           Filed herewith

     12          Computation of Ratios.                                       Filed herewith

                 CEO Certification Pursuant to Rule                           Filed herewith
   31(a)         13a-14(a)/15d-14(a)

                 CFO Certification Pursuant to Rule                           Filed herewith
   31(b)         13a-14(a)/15d-14(a)

    32           Section 1350 Certifications                                  Filed herewith
