Form 10-Q
period 2004-06-30
PEOPLES BANCORP INC
filed 2004-08-09
CIK 318300

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2004
                                       OR
  [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
            For the transition period from ____ to ____


                         Commission file number 0-16772

                              PEOPLES BANCORP INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Ohio                                     31-0987416
-------------------------------         --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

       138 Putnam Street, P. O. Box 738, Marietta, Ohio             45750
-----------------------------------------------------------    ---------------
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


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, at August 6, 2004: 10,555,919.



                        Exhibit Index Appears on Page 37

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The following Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Consolidated Statement of Stockholders' Equity, and Condensed Consolidated Statements of Cash Flows of Peoples Bancorp Inc. and subsidiaries ("Peoples"), reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with accounting principles generally accepted in the United States. Results of operation for the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003, contained herein has been derived from the audited balance sheet included in Peoples Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 ("2003 Form 10-K"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2003 Form 10-K.

The consolidated financial statements include the accounts of Peoples Bancorp Inc. and its wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated.

                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands)
                                                     June 30,       December 31,
Assets                                                 2004            2003
Cash and cash equivalents:
     Cash and due from banks                         $    47,609    $    28,349
     Interest-bearing deposits in other banks              1,610          1,077
     Federal funds sold                                    6,100         44,000
-------------------------------------------------------------------------------
          Total cash and cash equivalents                 55,319         73,426
-------------------------------------------------------------------------------

Available-for-sale investment securities,
   at estimated fair value (amortized
   cost of $641,269 at June 30, 2004 and
   $634,801 at December 31, 2003)                        639,190        641,464
-------------------------------------------------------------------------------

Loans, net of deferred fees and costs                    935,556        914,998
Allowance for loan losses                                (14,693)       (14,575)
-------------------------------------------------------------------------------
          Net loans                                      920,863        900,423
-------------------------------------------------------------------------------

Loans held for sale                                          807          2,847
Business owned life insurance                             44,277         23,355
Bank premises and equipment, net                          21,720         22,155
Goodwill                                                  53,770         41,407
Other intangible assets                                   11,504          7,298
Other assets                                              26,811         23,729
--------------------------------------------------------------------------------
               Total assets                         $  1,774,261   $  1,736,104
================================================================================


Liabilities
Deposits:
     Non-interest-bearing                           $    137,335   $    133,709
     Interest-bearing                                    875,989        894,821
--------------------------------------------------------------------------------
          Total deposits                               1,013,324      1,028,530
--------------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased and securities
        sold under agreements to repurchase               14,253         16,468
     Federal Home Loan Bank advances                      99,700         92,300
--------------------------------------------------------------------------------
          Total short-term borrowings                    113,953        108,768
--------------------------------------------------------------------------------

Long-term borrowings                                     434,126        388,647
Junior subordinated notes held by subsidiary trusts       29,220         29,177
Accrued expenses and other liabilities                    13,836         10,102
--------------------------------------------------------------------------------
               Total liabilities                       1,604,459      1,565,224
--------------------------------------------------------------------------------

Stockholders' Equity
Common stock, no par value, 24,000,000 shares
       authorized, 10,841,020 shares issued
       at June 30, 2004 and 10,704,938 shares
       issued at December 31, 2003, including
       shares in treasury                                162,535        161,005
Retained earnings                                         14,363          7,781
Accumulated comprehensive (loss) income, net
       of deferred income taxes                           (1,436)         4,255
--------------------------------------------------------------------------------
                                                         175,462        173,041
Treasury stock, at cost, 238,521 shares at
       June 30, 2004 and 101,146 shares
       at December 31, 2003                               (5,660)        (2,161)
--------------------------------------------------------------------------------
      Total stockholders' equity                         169,802        170,880
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity    $  1,774,261   $  1,736,104
================================================================================

See notes to the consolidated unaudited financial statements


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)                     For the Three Months                 For the Six Months
                                                                     Ended June 30,                      Ended June 30,
                                                                    2004             2003               2004             2003
Interest Income:
  Interest and fees on loans                                   $     14,603     $     15,678       $     29,247     $     31,017
  Interest on taxable investment securities                           5,833            7,035             12,004           13,723
  Interest on tax-exempt investment securities                          699              721              1,410            1,445
  Other interest income                                                  10               58                 70               84
---------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                           21,145           23,492             42,731           46,269
---------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
  Interest on deposits                                                4,159            4,903              7,959           10,107
  Interest on short-term borrowings                                     191              138                468              242
  Interest on long-term borrowings                                    3,517            4,290              6,895            8,116
  Interest on junior subordinated notes held by subsidiary
      trusts                                                            581              584              1,164            1,169
---------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                           8,448            9,915             16,486           19,634
---------------------------------------------------------------------------------------------------------------------------------
         Net interest income                                         12,697           13,577             26,245           26,635
Provision for loan losses                                               616              935              1,410            1,766
---------------------------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses         12,081           12,642             24,835           24,869
---------------------------------------------------------------------------------------------------------------------------------
Other Income:
  Service charges on deposit accounts                                 2,459            2,052              4,712            3,777
  Investment and insurance commissions                                1,428              320              1,727              762
  Income from fiduciary activities                                      812              858              1,586            1,444
  Electronic banking income                                             623              529              1,146              983
  Business owned life insurance                                         506              353                922              718
  Mortgage banking income                                               283              337                482              567
  Gain (loss) on securities transactions                                  5              (29)                37              (27)
  Gain (loss) on asset disposals                                         17             (236)                47             (238)
  Other                                                                 134               98                495              231
---------------------------------------------------------------------------------------------------------------------------------
         Total other income                                           6,267            4,282             11,154            8,217
---------------------------------------------------------------------------------------------------------------------------------
Other Expenses:
  Salaries and employee benefits                                      5,819            4,827             11,208            9,551
  Net occupancy and equipment                                         1,289            1,108              2,510            2,206
  Amortization of other intangible assets                               526              271                927              472
  Data processing and software                                          441              320                913              650
  Professional fees                                                     411              520                867              984
  Marketing                                                             402              379                510              655
  Bankcard costs                                                        378              276                702              581
  Franchise tax                                                         371              272                712              529
  Other                                                               1,894            1,485              3,472            2,949
---------------------------------------------------------------------------------------------------------------------------------
         Total other expenses                                        11,531            9,458             21,821           18,577
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                            6,817            7,466             14,168           14,509
Income taxes                                                          1,764            2,027              3,749            4,056
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                     $      5,053     $      5,439       $     10,419     $     10,453
=================================================================================================================================

Earnings per share:
  Basic                                                        $       0.48     $       0.52       $       0.98     $       1.02
---------------------------------------------------------------------------------------------------------------------------------
  Diluted                                                      $       0.47     $       0.51       $       0.97     $       1.00
---------------------------------------------------------------------------------------------------------------------------------

Weighted-average number of shares outstanding:
  Basic                                                          10,603,510       10,400,673         10,581,879       10,229,595
---------------------------------------------------------------------------------------------------------------------------------
  Diluted                                                        10,766,289       10,598,820         10,787,867       10,428,220
---------------------------------------------------------------------------------------------------------------------------------

Cash dividends declared                                        $      1,937     $      1,634       $      3,837     $      3,081
---------------------------------------------------------------------------------------------------------------------------------
Cash dividends per share                                       $       0.18     $       0.15       $       0.36     $       0.30
---------------------------------------------------------------------------------------------------------------------------------

See notes to the consolidated unaudited financial statements


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Dollars in Thousands, except Per Share Data)                                              Accumulated
                                                       Common Stock          Retained     Comprehensive     Treasury
                                                   Shares         Amount     Earnings     (Loss) Income      Stock         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                       10,704,938   $    161,005  $    7,781   $      4,255    $    (2,161)   $   170,880
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                      10,419                                       10,419
Unrealized gains on available-for-sale
securities,
   net of reclassification adjustment                                                          (5,691)                       (5,691)
Purchase of treasury stock, 291,141 shares                                                                    (7,857)        (7,857)
Distribution of treasury stock for deferred
   compensation plan (reissued 8,450 shares)                                                                     153            153
Exercise of common stock options (reissued
78,734
   treasury shares)                                                 (1,731)                                     2,293           562
Tax benefit from exercise of stock options                             110                                                      110
Issuance of common stock under dividend
   reinvestment plan                                  8,636            249                                                      249
Cash dividends declared                                                        (3,837)                                       (3,837)
Issuance of common stock to purchase Putnam
   Agency, Inc. (reissued 66,582 treasury                             (327)                                     1,912         1,585
   shares)
Issuance of common stock to purchase Barengo
   Insurance Agency, Inc.                           127,446          3,229                                                    3,229

------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2004                           10,841,020   $    162,535  $   14,363   $     (1,436)   $     (5,660)  $   169,802
====================================================================================================================================



                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in thousands)                                                            For the Three Months          For the Six Months
                                                                                     Ended June 30,               Ended June 30,
                                                                                     2004         2003           2004          2003

Net income                                                                       $    5,053   $    5,439     $   10,419    $ 10,453
Other comprehensive (loss) income, net of tax:
   Unrealized (loss) gain on available-for-sale investment
      securities arising during the period                                          (10,815)       3,356         (5,667)      5,059
   Less: reclassification adjustment for securities gain (loss)
      included in net income, net of tax                                                  3          (19)            24         (18)
------------------------------------------------------------------------------------------------------------------------------------
         Net unrealized (loss) gain on available-for-sale
            arising during the period                                               (10,818)       3,375         (5,691)      5,077
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss) income                                                $   (5,765)   $   8,814     $    4,728    $ 15,530
====================================================================================================================================

See notes to the consolidated unaudited financial statements


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                                                   For the Six Months
                                                                                           Ended June 30,
                                                                                      2004                  2003

Net cash provided by operating activities                                        $      18,142        $       11,525
---------------------------------------------------------------------------------------------------------------------


Cash flows from investing activities:
     Purchases of available-for-sale securities                                        (87,978)             (430,251)
     Proceeds from sales of available-for-sale securities                                2,065                49,509
     Proceeds from maturities of available-for-sale securities                          78,109               132,754
     Net (increase) decrease in loans                                                  (22,099)                8,044
     Net expenditures for premises and equipment                                        (1,797)               (1,011)
     Net proceeds (expenditures) from sales of other real estate owned                      11                  (861)
     Business acquisitions, net of cash received                                        (6,948)               12,015
     Investment in business owned life insurance                                       (20,000)                    -
     Investment in limited partnership and tax credit funds                             (2,672)                 (993)
---------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                                (61,309)             (230,794)
---------------------------------------------------------------------------------------------------------------------


Cash flows from financing activities:
     Net increase in non-interest-bearing deposits                                       3,626                62,110
     Net (decrease) increase in interest-bearing deposits                              (18,372)               11,273
     Net increase (decrease) in short-term borrowings                                    5,185                (5,357)
     Proceeds from long-term borrowings                                                 52,500               258,018
     Payments on long-term borrowings                                                   (7,021)               (8,776)
     Cash dividends paid                                                                (3,563)               (2,451)
     Purchase of treasury stock                                                         (7,857)                 (928)
     Proceeds from issuance of common stock                                                562                 5,064
---------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                             25,060               318,953
---------------------------------------------------------------------------------------------------------------------
                  Net (decrease) increase in cash and cash equivalents                 (18,107)               99,684
Cash and cash equivalents at beginning of period                                        73,426                55,550
---------------------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                     $      55,319        $      155,234
=====================================================================================================================



Supplemental cash flow information:
     Interest paid                                                               $      16,325        $       17,266
---------------------------------------------------------------------------------------------------------------------
     Income taxes paid                                                           $           -        $        2,339
---------------------------------------------------------------------------------------------------------------------

 See notes to the consolidated unaudited financial statements

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

BASIS OF PRESENTATION
The accounting and reporting policies of Peoples Bancorp Inc. and Subsidiaries ("Peoples") conform to accounting principles generally accepted in the United States and to general practices within the financial services industry. Peoples considers all of its principal activities to be financial services related. The consolidated financial statements include all accounts of Peoples Bancorp Inc. ("Peoples Bancorp") and its wholly-owned subsidiaries. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts, which had no impact on net income or stockholders' equity, to conform to the 2004 presentation. All significant intercompany accounts and transactions have been eliminated.


1.  MERGERS AND ACQUISITIONS
    At the close of business on May 28, 2004, Peoples completed the acquisition of Barengo Insurance Agency, Inc., ("Barengo"), based in Marietta, Ohio, for initial consideration of $6.0 million ($2.9 million in cash and $3.1 million in Peoples Bancorp's common shares). The agreement also provides for additional consideration of up to $2.7 million ($1.3 million in cash and $1.4 million in Peoples Bancorp's common shares) to be paid by Peoples over the next three years, contingent on Barengo achieving certain revenue growth goals.

    Peoples accounted for this transaction under the purchase method of accounting. While Peoples has not finalized the purchase price allocation, subject to the final valuation of the acquired tangible and intangible assets, Peoples prepared a preliminary purchase price allocation, which is included as a part of these financial statements, including goodwill of $4.9 million and customer relationship intangible of $1.9 million. Such estimates and allocations are subject to change when additional information regarding the valuation is finalized.

    At the close of business on April 30, 2004, Peoples completed the acquisition of substantially all of the assets of Putnam Agency, Inc. ("Putnam Agency"), with offices in Ashland, Kentucky and Huntington, West Virginia, for initial consideration of $8.6 million ($7.0 million in cash and $1.6 million in Peoples Bancorp's common shares). The agreement also provides for additional consideration of up to $3 million in cash to be paid by Peoples over the next three years, contingent on the Putnam Agency achieving certain revenue growth goals. Peoples accounted for this transaction under the purchase method of accounting. As part of the preliminary purchase price allocation, Peoples recorded goodwill of $6.7 million and customer relationship intangible of $3.2 million. The preliminary purchase price allocation is subject to change.

    Both Barengo and the Putnam Agency are full-service insurance agencies that offer a wide range of insurance products to both commercial and individual clients. Peoples operates the former agencies as divisions of Peoples Insurance Agency, using the "Barengo Insurance Agency" and "Putnam Agency" trade names. Peoples has retained all key producers and managers, with the exception of one producer with the Putnam Agency who has retired.

    The balances and operations of the acquisitions are included in Peoples' consolidated financial statements from the date of the acquisition, and do not materially impact Peoples' financial position, results of operations or cash flows for any period presented.


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

(Dollars in Thousands, except Per Share Data)                 Three Months Ended                Six Months Ended
                                                                   June 30,                         June 30,
                                                              2004            2003             2004            2003
Net Income, as reported                                   $     5,053     $     5,439      $    10,419     $    10,453
Deduct: stock-based compensation expense determined
     under fair value based method, net of tax                    116             141              250             227
-----------------------------------------------------------------------------------------------------------------------
Pro forma net income                                      $     4,937     $     5,298      $    10,169     $    10,226
-----------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share:
     As reported                                          $      0.48     $      0.52      $      0.98     $      1.02
-----------------------------------------------------------------------------------------------------------------------
     Pro forma                                            $      0.47     $      0.51      $      0.96     $      1.00
-----------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share:
     As reported                                          $      0.47     $      0.51      $      0.97     $      1.00
-----------------------------------------------------------------------------------------------------------------------
     Pro forma                                            $      0.46     $      0.50      $      0.94     $      0.98
-----------------------------------------------------------------------------------------------------------------------

    The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003:

                                                                2004      2003
                                                              -------   -------
Risk-free interest rate                                         4.39%     5.50%
Dividend yield                                                  2.83%     2.51%
Volatility factor of the market price of parent stock           29.5%     30.8%
Weighted-average expected life of options                     7 years   7 years


3.  EMPLOYEE BENEFIT PLANS:

   Components of Net Periodic Benefit Costs
   ----------------------------------------
    Peoples sponsors a noncontributory defined benefit pension plan and a contributory postretirement benefit plan. The following table details the components of the net periodic benefit cost for both plans:

Pension Benefits:
                                    For the Three Months    For the Six Months
                                        Ended June 30,         Ended June 30,
(Dollars in Thousands)                    2004       2003        2004      2003
Service cost                         $    239   $    163    $    451    $   326
Interest cost                             201        168         386        337
Expected return on plan assets           (259)      (200)       (486)      (401)
Amortization of transition asset            -          -           -          -
Amortization of prior service cost          1        (1)           2         (2)
Amortization of net loss                   60         17         104         34
--------------------------------------------------------------------------------
Net periodic benefit cost            $    242   $    147    $    457   $    294
--------------------------------------------------------------------------------

Postretirement Benefits:
                                    For the Three Months    For the Six Months
                                        Ended June 30,         Ended June 30,
(Dollars in Thousands)                    2004       2003        2004      2003
Service cost                         $      -   $      -    $     -    $      -
Interest cost                               9         10          18         20
Expected return on plan assets              -          -           -          -
Amortization of transition asset            -          -           -          -
Amortization of prior service cost          3          3           6          6
Amortization of net loss                    -          1           -          2
--------------------------------------------------------------------------------
Net periodic benefit cost            $     12   $     14    $     24   $     28
--------------------------------------------------------------------------------

    Employer Contributions
    ----------------------
    Through June 30, 2004, Peoples had made contributions totaling $1.1 million to its defined benefit pension plan for the current year, as recommended by the Retirement Plan Committee and authorized by the Board of Directors of Peoples Bancorp.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

                             SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows:

                                                                     At or For the Three                     At or For the Six
                                                                    Months Ended June 30,                   Months Ended June 30,
                                                                    2004               2003                2004               2003
SIGNIFICANT RATIOS
Return on average equity                                           11.83 %            12.92 %             12.17 %            12.95 %
Return on average assets                                            1.17 %             1.25 %              1.21 %             1.26 %
Net interest margin (a)                                             3.39 %             3.48 %              3.48 %             3.58 %
Non-interest income leverage ratio (b)                             56.75 %            49.49 %             51.98 %            46.96 %
Efficiency ratio (c)                                               56.87 %            49.55 %             55.09 %            50.37 %
Average stockholders' equity to average assets                      9.92 %             9.67 %              9.95 %             9.73 %
Average loans to average deposits                                  89.39 %            86.70 %             88.97 %            88.01 %
Cash dividends to net income                                       38.33 %            30.04 %             36.83 %            29.47 %
------------------------------------------------------------------------------------------------------------------------------------

ASSET QUALITY RATIOS (end of period)
Nonperforming loans as a percent of total loans (d)                 0.62 %             0.62 %              0.62 %             0.62 %
Nonperforming assets as a percent of total assets (e)               0.35 %             0.35 %              0.35 %             0.35 %
Allowance for loan losses to loans net of unearned interest         1.57 %             1.55 %              1.57 %             1.55 %
------------------------------------------------------------------------------------------------------------------------------------

CAPITAL RATIOS (end of period)
Tier I capital ratio                                               12.27 %            13.87 %             12.27 %            13.87 %
Risk-based capital ratio                                           13.58 %            15.34 %             13.58 %            15.34 %
Leverage ratio                                                      8.17 %             8.80 %              8.17 %             8.80 %
------------------------------------------------------------------------------------------------------------------------------------

PER SHARE DATA (f)
Net income per share - basic                                $       0.48       $       0.52       $        0.98      $        1.02
Net income per share - diluted                                      0.47               0.51                0.97               1.00
Cash dividends per share                                            0.18               0.15                0.36               0.30
Book value per share (end of period)                               16.01              16.72               16.01              16.72
Tangible book value per share (end of period) (g)           $       9.86       $      12.14       $        9.86      $       12.14
Weighted average shares outstanding - Basic                   10,603,510         10,400,673          10,581,879         10,229,595
Weighted average shares outstanding - Diluted                 10,766,289         10,598,820          10,787,867         10,428,220
Common shares outstanding at end of period                    10,602,767         10,665,884          10,602,767         10,665,884
------------------------------------------------------------------------------------------------------------------------------------

(a) Calculated using fully-tax equivalent net interest income as a percentage of average earning assets.
(b) Non-interest income (less securities and asset disposal gains and/or losses) as a percentage of non-interest expense (less intangible amortization).
(c) Non-interest expense (less intangible amortization) as a percentage of fully-tax equivalent net interest income plus non-interest income.
(d) Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans.
(e) Nonperforming assets include nonperforming loans and other real estate owned
(f) Adjusted for stock dividends.
(g) Tangible book value per share reflects capital calculated for banking regulatory requirements and excludes balance sheet impact of intangible assets acquired through acquisitions accounted for using the purchase method accounting.

INTRODUCTION
------------
The following discussion and analysis of the Consolidated Financial Statements of Peoples is presented to provide insight into management's assessment of the financial condition and results of operations. Peoples Bancorp's primary subsidiaries are Peoples Bank, National Association ("Peoples Bank"), Peoples Investment Company, PEBO Capital Trust I and PEBO Capital Trust II. Peoples Bank also operates Peoples Insurance Agency, Inc. ("Peoples Insurance"), PBNA L.L.C. and Peoples Loan Services, Inc. Peoples Investment Company also owns Peoples Capital Corporation.

Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency. Peoples Bank offers financial products and services through 51 financial service locations and 33 ATMs in Ohio, West Virginia and Kentucky. Peoples Bank's internet-banking service, Peoples OnLine Connection, can be found on the Internet at www.peoplesbancorp.com (this uniform resource locator (URL) is an inactive, textual reference only). Peoples Bank provides an array of financial products and services to customers that include traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. Peoples provides services through traditional walk-in offices and automobile drive-in facilities, automated teller machines, banking by phone, and the Internet.

Peoples Bank also makes available other financial services through Peoples Financial Advisors, which provides customer-tailored services for fiduciary needs, investment alternatives, financial planning, retirement plans and other asset management needs. Brokerage services are offered exclusively through Raymond James Financial Services, Inc., member NASD/SIPC and an independent broker/dealer, located at Peoples Bank offices. Peoples Bank also offers a full range of life, health, property and casualty insurance products to customers in Peoples markets through Peoples Insurance Agency, Inc.

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

References will be found in this Form 10-Q to the following significant transactions that have impacted or are expected to impact Peoples' results of operations:

o As discussed in Note 1 of Notes to the Consolidated Unaudited Financial Statements, Peoples completed the acquisition of Putnam Agency, Inc. ("Putnam") on April 30, 2004 and Barengo Insurance Agency, Inc. ("Barengo") on May 28, 2004, (collectively, the "Insurance Agency Acquisitions").

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

o In December 2003, Peoples Bank sold its existing credit card portfolio to InfiCorp Holdings, Inc. ("InfiCorp"). In addition to the sale, Peoples Bank and InfiCorp entered into a joint marketing agreement to serve the credit card needs of Peoples' customers and prospective customers.

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

o        On  December  17,  2003,   Peoples   announced  the  authorization  to
         repurchase up to 425,000, or approximately 4%, of Peoples Bancorp's outstanding common shares in 2004 from time to time in open market or privately negotiated transactions ("2004 Stock Repurchase Program"). The repurchases are eligible to be used for projected exercises of stock options granted under Peoples' stock option plans, projected purchases of common shares for Peoples Bancorp's deferred compensation plans, and other general corporate purposes. The timing of the purchases and the actual number of common shares purchased are dependent on market conditions and limitations imposed by applicable federal securities laws. The 2004 Stock Repurchase Program expires December 31, 2004, and will not exceed an aggregate purchase price of $13 million. Through August 6, 2004, Peoples Bancorp had repurchased 375,535 common shares (or 88% of the total authorized) under the 2004 Stock Repurchase Program, at an average price of $26.68.

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

In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, Peoples discontinues the accrual of interest. In addition, previously accrued interest deemed uncollectible that was recognized in income in the current year is reversed, while amounts recognized in income in the prior year are charged against the allowance for loan losses. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. A nonaccrual loan is restored to accrual status when it is brought current or has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer considered doubtful.

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

There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses of $14.7 million at June 30, 2004, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans.

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be "other-than-temporary" results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management systematically evaluates Peoples' investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and Peoples' ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At June 30, 2004, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

Goodwill and Other Intangible Assets
------------------------------------
Over the past several years, Peoples has grown through mergers and acquisitions accounted for under the purchase method of accounting. Under the purchase method, Peoples is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. At June 30, 2004, Peoples had $10.9 million of core deposit and customer relationship intangible assets acquired in acquisitions, subject to amortization, and $53.8 million of goodwill, not subject to periodic amortization.

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

Customer relationship intangibles are required to be amortized over their expected useful life. The method of amortization should reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. Since Peoples' acquired customer relationships are subject to routine customer attrition, the relationships are more likely to produce greater benefits in the near-term than in the long-term, which typically necessitates the use of an accelerated method of amortization for the related intangible assets. Management is required to evaluate the useful life of customer relationship intangibles to determine if events or circumstances warrant a change in the estimated life. Should management determine in future periods the estimated life of any intangible asset is shorter than originally estimated, Peoples would adjust the amortization of that asset, which could increase future amortization expense.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Goodwill recorded by Peoples in connection with its acquisitions relates to the value inherent in the businesses acquired and the value is dependent upon Peoples' ability to provide quality, cost effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

Peoples has reviewed its recorded goodwill and concluded that the recorded value of goodwill was not impaired as of June 30, 2004. There are many assumptions and estimates underlying the determination of impairment and using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude that impairment indicators exist and re-evaluate goodwill. If such re-evaluation indicated impairment, Peoples would recognize the loss, if any. Any resulting impairment loss could have a material, adverse impact on Peoples' financial condition and results of operations.



                              RESULTS OF OPERATIONS


OVERVIEW OF THE INCOME STATEMENT
--------------------------------
For the three months ended June 30, 2004, net income totaled $5,053,000, or $0.47 per diluted share, down from $5,439,000, or $0.51 per diluted share, during the same period a year ago. On a year-to-date basis through June 30, 2004, net income totaled $10,419,000 compared to $10,453,000 through six months of 2003, while earnings per diluted share were $0.97 versus $1.00 for the same periods, respectively.

Peoples' lower second quarter net earnings were attributable to reduced levels of net interest income and additional operating expenses as a result of acquisitions, which offset increases in non-interest revenues. Earnings per share were also negatively impacted by additional common shares outstanding resulting from Peoples Bancorp issuing over 800,000 common shares in connection with acquisitions in the last year. Due to the Insurance Agency Acquisitions and related securities regulations prohibiting management from repurchasing shares during pricing periods, the majority of the 147,435 treasury share purchases occurred late in the second quarter and had little impact on weighted-average shares outstanding.

Net interest income totaled $12,697,000 for the second quarter of 2004, compared to $13,548,000 last quarter and $13,577,000 for 2003's second quarter. Peoples' reduced net interest income is largely the result of lower average earning assets, coupled with lower asset yields due to the sustained low interest rate environment. Net interest margin dropped to 3.39% in the second quarter of 2004, versus 3.56% for the prior quarter and 3.48% for the second quarter of 2003. For the six months ended June 30, 2004, net interest income totaled $26,245,000 and net interest margin was 3.48%, versus $26,635,000 and 3.58% for the same period in 2003.

For the quarter ended June 30, 2004, other income was $6,267,000, up 46% from $4,282,000 for 2003's second quarter. This increase is primarily the result of the Insurance Agency Acquisitions, which accounted for $1 million of the revenue growth. Increased deposit account service charge income was also a contributing factor. On a year-to-date basis through June 30, 2004, other income totaled $11,154,000 compared to $8,217,000 for the first six months of 2003, a 36% increase. In addition to the increased insurance revenues, revenues from the offices added in the Kentucky Bancshares acquisition accounted for much of the revenue growth.

Other expense was $11,531,000 in the second quarter of 2004, up 22% compared to $9,458,000 for the same quarter in 2003, with $1.2 million of the increase attributable to additional operating expenses due to the Insurance Agency Acquisitions and a full-quarter impact of the May 2003 acquisition of Kentucky Bancshares. For the six months ended June 30, 2004, other expense totaled $21,821,000, up 17% versus $18,577,000 for the same period in 2003.


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

Net interest income totaled $12,697,000 in the second quarter of 2004, down from $13,577,000 a year ago. Interest income totaled $21,145,000 for the three months ended June 30, 2004, down $2,347,000 (or 10%) compared to the same period last year. This decrease was due mainly to assets repricing downward in the low rate environment, coupled with a modest reduction in earning assets, as management opted to apply some of the principal runoff from the investment portfolio to repay short-term borrowings during the quarter rather than reinvest those funds in anticipation of higher yielding investment opportunities once rates increase. Interest expense totaled $8,448,000 in the second quarter of 2004 versus $9,915,000 in 2003's second quarter, down 15%, reflecting the lower cost of funds and a reduction in interest-bearing liabilities.

Compared to the first quarter of 2004, net interest income was down $851,000 (or 6%), from $13,548,000. Interest income decreased 2% compared to $21,586,000, reflecting the reduction in earning assets from the first quarter of 2004. Interest expense increased by 5% from $8,038,000, attributable to management shifting to longer-term debt to lock in the current low rates.

On a year-to-date basis, net interest income was $26,245,000 through June 30, 2004, compared to $26,635,000 for the first half of 2003. Interest income dropped 8% to $42,731,000 due to declining yields as assets continue to reprice downward. Interest expense was down $3,148,000 (or 16%), from $19,634,000, reflecting the impact of the Long-Term Debt Restructuring in late 2003 and overall reduction in Peoples' cost of funds in the low rate environment.

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

                                                           For the Three Months            For the Six Months
                                                              Ended June 30,                 Ended June 30,
(Dollars in Thousands)                                        2004          2003            2004          2003

Net interest income, as reported                          $   12,697    $   13,577      $   26,245    $    26,635
Taxable equivalent adjustments to net interest income            409           416             824            826
------------------------------------------------------------------------------------------------------------------
Fully-tax equivalent net interest income                      13,106        13,993          27,069         27,461
==================================================================================================================

Net interest margin, calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the mix and pricing of Peoples' earning assets and interest-bearing liabilities. In the second quarter of 2004, net interest margin was 3.39% versus 3.56% last quarter and 3.48% a year ago. On a year-to-date basis, net interest margin compressed to 3.48% in 2004, from 3.58% for the first six months of 2003. The sustained low interest rate environment has challenged Peoples' generation of net interest income due to declining asset yields with limited opportunities for similar reduction in Peoples' cost of funds. Additionally, net interest margin was impacted by management's efforts to secure longer-term funding coupled with a reduction in earning assets.

Earning assets averaged $1.55 billion, down $56.0 million compared to $1.61 billion a year ago. Net loans comprise the largest portion of Peoples' earning assets, averaging $905.7 million in the second quarter of 2004, up from $881.6 million in the same quarter of 2003 due to loans acquired in the Kentucky Bancshares acquisition and internally generated loans. The FTE yield on net loans was 6.48% for the three months ended June 30, 2004, versus 6.57% and 7.14% for the first quarter of 2004 and second quarter of 2003, respectively. The combination of customers refinancing higher rate loans and significant volumes of prime based commercial loan originations were key factors in the lower yield, while the sale of the credit card portfolio contributed to the reduction in yield from a year ago. Investment securities averaged $639.7 million in the second quarter of 2004 compared to $703.6 million a year ago, with FTE yields of 4.32% and 4.63%, respectively. The decrease in the average balance is largely attributable to management delaying the reinvestment of a portion of the principal runoff until yields improved late in the second quarter.

For the six months ended June 30, 2004, average earning assets totaled $1.56 billion versus $1.53 billion a year ago, due to an increase in average loans attributable to the Kentucky Bancshares acquisition. The average yield on earning assets was 5.59% in the first half of 2004, down 58 basis points from 6.17% for the first six months of 2003. Average investment securities decreased $10.9 million to $645.2 million, while average loans grew $41.8 million to $901.5 million. The average FTE yield on investments and loans were both down from a year ago due to the current rate environment and related investment of funds at significantly lower rates.

Peoples' interest-bearing liabilities averaged $1.41 billion in the second quarter of 2004, down from $1.44 billion a year ago. Traditional deposits comprise the majority of Peoples' interest-bearing liabilities, averaging $887.2 million for the quarter ended June 30, 2004 compared to $906.9 million in 2003's second quarter. This decrease was largely attributable to lower level of money market account balances, due to intense competition for these deposits. For the quarter ended June 30, 2004, the cost of funds from interest-bearing deposits was 1.88%, down from 2.17% a year ago, a result of market rates remaining at low levels. However, the impact of the low market rates was partially offset by higher rates paid on longer-term certificates of deposit throughout 2003 and first half of 2004 as part of a strategy to shift to longer-term funding. Comparing the six months ended June 30, 2004, to the first six months of 2003, interest-bearing liabilities increased $41.4 million, to $1.41 billion, while the average cost dropped to 2.34% from 2.87%.

Peoples also utilizes a variety of borrowings as complementary funding sources to traditional deposits. For the three months ended June 30, 2004, total borrowed funds averaged $518.8 million compared to $529.0 million a year ago. The decrease is the result of management reducing the amount of short-term borrowing during the second quarter of 2004. Peoples' overall cost of borrowed funds dropped to 3.29% from 3.79% in the second quarter of 2003, due in part to the Long-Term Debt Restructuring. Compared to the first quarter of 2004, average borrowed funds dropped $1.3 million, while the average cost increased 4 basis points, from 3.25%.

Peoples' main source of borrowed funds is short- and long-term advances from the FHLB. Short-term FHLB borrowings averaged $63.3 million in the second quarter of 2004 compared to $23.0 million a year ago, with an average cost of 1.03% and 1.59% for the same periods, respectively. The increased balance was attributable to Peoples shifting $63 million of long-term advances to short-term as part of the Long-Term Debt Restructuring. This shift also resulted in a $52.7 million (or 24%) decline in long-term FHLB borrowings, which averaged $170.3 million versus $223.0 million, and a reduction in the average cost of long-term FHLB borrowings from 4.64% a year ago, to 4.23% for the second quarter of 2004. Compared to the first quarter of 2004, average short-term FHLB borrowings dropped $23.2 million and long-term FHLB borrowings increased $16.1 million, as management shifted $25 million of short-term debt to long-term, fixed rate advances to lock in rates. Management intends to continue using a variety of FHLB borrowings to fund asset growth and manage interest rate sensitivity, as deemed appropriate. Additional information regarding Peoples' advances from the FHLB can be found later in this Discussion under the caption "Funding Sources".

In addition to FHLB borrowings, Peoples also accesses national market repurchase agreements to diversify funding sources. Typically, these repurchase agreements are for terms of 90 days or less. However, Peoples utilized repurchase agreements with terms ranging from 2 to 5 years as part of the Investment Growth Strategy in an effort to match the term of the funding sources with the initial estimated life of the investments. In the second quarter of 2004, wholesale market term repurchase agreements averaged $223.5 million compared to $216.3 million for both the prior quarter and second quarter of 2003. The average cost of wholesale repurchase agreements was 2.85% in the second quarter of 2004, virtually unchanged from prior periods.

As is the case with many financial institutions, net interest margin compression continued in the second quarter of 2004 as a result of declining asset yields with limited flexibility for a corresponding decrease in rates paid on interest-bearing liabilities, due in large part to market competition. The balance sheet restructuring in the fourth quarter of 2003 has had some positive impact on net interest income and margin in the first half of 2004. In addition, the action by the Federal Reserve to raise interest rates near the end of the second quarter, coupled with an increase in earning assets, should ease some of the net interest income pressures. However, management's efforts to secure long-term, fixed rate funding to lock in rates could offset any short-term improvement in asset yields. Additional interest rate increases in the second half of 2004 could cause net interest income to increase modestly based on Peoples' interest rate risk position and asset-liability simulations at June 30, 2004. Even though management continues to focus on minimizing the impact of future rate changes on earnings, Peoples' net interest margin and income remain difficult to predict, and to manage, since changes in market interest rates and the timing of these changes remain uncertain.


PROVISION FOR LOAN LOSSES
-------------------------
In the second quarter of 2004, Peoples' provision for loan losses was $616,000, down from $794,000 in the prior quarter and $935,000 a year ago. The lower overall provision was largely the result of Peoples' continued strong asset quality and lower level of loan delinquencies. On a year-to-date basis through June 30, Peoples provision for loan losses totaled $1,410,000 in 2004, compared to $1,766,000 in 2003. When expressed as a percentage of average loans, the provision was 0.07% in the second quarter of 2004 compared to 0.09% in the first quarter of 2004 and 0.10% in the second quarter of 2003. The provision is directionally consistent with the results of management's quarterly evaluation and Peoples' loan quality. Future provisions will continue to be based on management's quarterly procedural discipline described in the "Critical Accounting Policies" section of this Discussion.


NON-INTEREST INCOME
-------------------
Peoples generates non-interest income from six primary sources: deposit account service charges, fiduciary activities, investment and insurance commissions, electronic banking ("e-banking"), mortgage banking and business owned life insurance ("BOLI"). In the second quarter of 2004, non-interest income was $6,267,000, up $1,985,000 (or 46%) from $4,282,000 a year ago. Increased insurance and investment commissions of $1,108,000, due largely to the Insurance Agency Acquisitions, was the primary reason for the increase in non-interest income, while additional deposit service charge income of $407,000 and BOLI revenues of $153,000 also contributed to the improvement. Compared to the first quarter of 2004, non-interest income grew $1,380,000 (or 28%) in the second quarter, with 82% of the increase due to higher insurance and investment commissions. For the six months ended June 30, 2004, non-interest income was $11,154,000, up $2,937,000 (or 36%) from $8,217,000 for the same period in 2003, with insurance and investment commissions and deposit account services charges accounting for $965,000 and $935,000 of the increase, respectively.

Peoples' largest source of non-interest revenue remains service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided. For the quarter ended June 30, 2004, deposit account service charges totaled $2,459,000, up 20% from $2,052,000 for 2003's second quarter. On a year-to-date basis, deposit account service charges totaled $4,712,000 in 2004, versus $3,777,000 in 2003, a 25% increase. These increases were the result of higher volumes of overdraft and non-sufficient funds ("NSF") fees, combined with an overall increase in the number of checking accounts primarily due to acquisitions. Additionally, Peoples increased certain cost recovery fees, including overdraft and NSF fees, effective January 1, 2004. Management periodically evaluates its cost recovery fees to ensure the fees are reasonable based on operational costs, as well as similar to fees charged in Peoples' markets. Deposit account service charges were up $206,000 (or 9%) in the second quarter versus $2,253,000 for the first quarter of 2004. The following table details Peoples' deposit account service charges:

                                Three Months Ended          Six Months Ended
                                     June 30,                   June 30,
(Dollars in Thousands)            2004         2003         2004          2003
Overdraft fees                $  1,657    $   1,319     $  3,037     $   2,399
Non-sufficient funds fees          482          364          878           651
Other fees and charges             320          369          797           727
------------------------------------------------------------------------------
Total                         $  2,459    $   2,052     $  4,712     $   3,777
==============================================================================

As a result of the Insurance Agency Acquisitions, insurance and investment commissions increased significantly in the second quarter compared to prior periods, totaling $1,428,000 versus $299,000 and $320,000 for the first quarter of 2004 and second quarter of 2003, respectively. For the six months ended June 30, 2004, insurance and investment commissions were $1,727,000, up 127% from a year ago. The Putnam and Barengo divisions produced $1 million of revenue, with the majority of these revenues derived from sales of commercial property and casualty insurance, representing most of the revenue growth. Management expects additional insurance and investment commissions during the third quarter of 2004 due to a full quarter's impact of the Insurance Agency Acquisitions. The following table details Peoples' insurance and investment commissions:

                                           Three Months Ended                Six Months Ended
                                                June 30,                         June 30,
(Dollars in Thousands)                        2004            2003             2004           2003
Property and casualty insurance         $    1,116      $      112       $    1,224      $     203
Brokerage                                      115              50              216             94
Life and health insurance                       78              42              105            101
Credit life and A&H insurance                   64              39               71             70
Fixed annuities                                 55              77              111            294
---------------------------------------------------------------------------------------------------
Total                                   $    1,428      $      320       $    1,727      $     762
===================================================================================================

Peoples offers various e-banking services, including ATM and debit cards, direct deposit services and Internet banking, as alternative delivery channels to traditional sales offices, for providing services to clients. Peoples' electronic banking services generated revenues of $623,000 for second quarter of 2004 compared to $529,000 a year ago, an increase of $94,000 (or 18%). Compared to the first quarter of 2004, e-banking revenues were up $100,000 (or 19%) during the second quarter of 2004. On a year-to-date basis through June 30, 2004, e-banking income was up 17% to $1,146,000, from $983,000 for the first half of 2003. During the second quarter of 2004, Peoples' alliance with InfiBank, formed as part of the credit card sale, generated income of $23,000 based on the net revenue of the portfolio and servicing income of $20,000, which is intended to partially offset processing costs that Peoples continued to incur through May 2004.

Since August 1, 2003, Peoples, as well as other financial services companies, have experienced a reduction in fees earned on certain debit card transactions as a result of the VISA and MasterCard litigation settlement. Despite the reduced fee structure, Peoples' e-banking revenues remained strong in the remainder of 2003 and first half of 2004. Management currently does not plan to implement new fees for customers using its debit cards to offset any decline in revenues but rather, plans to partially offset the reduced income stream by continuing to grow core deposits, issuing more debit cards, and encouraging customers to use their debit cards as a convenient way to do their banking. At June 30, 2004, Peoples had 61,270 cards issued, with 48% of all eligible deposit accounts issued a debit card, compared to 44,640 cards and a 42% penetration rate a year ago. Peoples' customers used their debit cards to complete $30 million of transactions in the second quarter of 2004, up 42% from a year ago and 9% from the first quarter of 2004, and $58 million of transactions through six months of 2004, up 40% from $42 million in the first half of 2003.

Peoples' mortgage banking involves the origination and selling of long-term, fixed-rate real estate loans into the secondary market. In the second quarter of 2004, mortgage banking produced revenues of $283,000 compared to $337,000 a year ago and $199,000 in the first quarter of 2004. On a year-to-date basis through June 30, mortgage banking income was $482,000 in 2004 versus $567,000 in 2003. The reduction in mortgage banking income from last year reflects the decline in real estate loan refinancing activity in response to higher long-term rates plus seasonality. The following table details Peoples' mortgage banking activity:

     (Dollars in Thousands)           Mortgage
                                       Banking       Mortgage       Number of
                                       Income      Loans Sold    Mortgages Sold
     Second quarter of 2004       $       283     $    10,978          141
      First quarter of 2004               199          10,480          117
     Fourth quarter of 2003               385          13,161          159
      Third quarter of 2003               400          24,983          305
     Second quarter of 2003               337          19,300          211
      First quarter of 2003               230           9,999          103
     Fourth quarter of 2002               135           6,091           60

While it appears the real estate loan refinancing activity will remain light compared to 2003 activity, mortgage banking is a key part of Peoples' long-term business strategy. Further information regarding Peoples' mortgage banking activities can be found later in this discussion under "Loans."

Peoples' fiduciary revenues totaled $812,000 in the second quarter of 2004, compared to $858,000 a year ago and $774,000 for the first quarter of 2004. On a year-to-date basis, fiduciary revenues were $1,586,000 through June 30, 2004, up from $1,444,000 for the same period in 2003. As part of the Kentucky Bancshares acquisition, Peoples added trust assets of about $182 million, which accounted for the largest portion of the increase in revenues. Since the relative performance of equity markets is the basis for a significant portion of fiduciary fees, changes in market value will continue to influence Peoples' fiduciary revenues.

Peoples' BOLI investment enhances operating efficiency by offsetting rising employee benefit costs. For the quarter ended June 30, 2004, BOLI income totaled $506,000 compared to $353,000 a year ago and $416,000 last quarter. For the first half of 2004, BOLI income was $922,000, up 28% from $718,000 for the first six months of 2003. In early 2004, Peoples invested an additional $20 million in BOLI, which was the key driver of the increased BOLI income from a year ago. Management believes BOLI should continue to provide a better vehicle for funding future benefit costs than alternative investment opportunities with similar risk characteristics.


NON-INTEREST EXPENSE
--------------------
For the quarter ended June 30, 2004, non-interest expense totaled $11,531,000, up $2,073,000 (or 22%) from $9,458,000 a year ago. Compared to the second quarter of 2003, the combination of the Insurance Agency Acquisitions and a full quarter's impact of the Kentucky Bancshares acquisition resulted in Peoples incurring additional operating expenses of $1.2 million in the second quarter of 2004, from primarily salaries and benefits expense, occupancy and equipment costs and intangible amortization. Compared to the first quarter of 2004, non-interest expense grew $1,241,000 (or 12%), from $10,290,000, with 74% of the increase due to acquisitions. Non-interest expense totaled $21,821,000 through six months of 2004 versus $18,577,000 a year ago, a 17% increase largely attributable to recent acquisitions and Peoples' continued investment in technology designed to improve customer service capabilities.

Salaries and benefits remain Peoples' largest operating expense, which is inherent in a service-based industry such as financial services. For the three months ended June 30, 2004, salaries and benefits totaled $5,819,000, compared to $5,389,000 last quarter and $4,827,000 for 2003's second quarter. On a year-to-date basis through June 30, 2004, salaries and benefits increased $1,657,000, totaling $11,208,000 versus $9,551,000. These increases were largely the result of adding approximately 80 associates in conjunction with recent acquisitions, while annual salary adjustments necessary to retain key associates was also a contributing factor. Management continues to explore ways, such as the BOLI investment, to offset the rising salaries and benefit costs in order to provide a reasonable level of benefits to associates and remain competitive in order to attract and hire talented professionals.

In the second quarter of 2004, net occupancy and equipment expenses were $1,289,000, up 6% from $1,221,000 the prior quarter and 16% from $1,108,000 for the second quarter of 2003. Through six months of 2004, occupancy and equipment expenses grew 14% compared to a year ago, totaling $2,510,000 versus $2,206,000. These increases were a result of recent acquisitions and investments in technology, which produced additional occupancy and equipment expenses, particularly depreciation expense. Management believes the continued investment in technology enhances Peoples' ability to serve clients and satisfy their financial needs, while acquisitions have allowed Peoples to expand its customer base for economies of scale. Management continues to monitor capital expenditures to ensure the resources deployed either improve efficiencies or generate additional revenues.

Acquisitions also caused an increase in amortization expense of customer relationship intangible assets. In the second quarter of 2004, intangible amortization was $526,000, nearly double last year's second quarter expense and up $125,000 from the prior quarter. Management projects total intangible amortization to be $100,000 higher in the third quarter due to the full quarter's amortization of the customer relationship intangibles acquired in the Insurance Agency Acquisitions, with slight reductions in the fourth quarter of 2004 and future quarters since Peoples uses an accelerated method of amortization for these intangibles. On a year-to-date basis, intangible amortization totaled $927,000 through June 30, 2004, compared to $472,000 for the same period in 2003.

For the three months ended June 30, 2004, data processing and software costs were $441,000, up 38% from $320,000 a year ago and down 7% from $472,000 last quarter. On a year-to-date basis, data processing and software costs totaled $913,000 through June 30, 2004, compared to $650,000 a year ago. The higher level of data processing and software costs was attributable to an increase in software licensing fees in response to additional office locations and users of key software packages, as well amortization of Peoples' $1.8 million investment in Customer Relationship Management ("CRM") and profitability systems, the majority of which was software related costs. While the CRM/profitability investment will add future expense, these new systems and processes will be a strategic part of Peoples' sales and marketing efforts for many years and are consistent with management's long-term focus to build the best process to grow revenues and develop profitable customer relationships.

Professional fees, which include fees for accounting, legal and other professional services, totaled $411,000 for the second quarter of 2004, down 21% from a year ago and down 10% from the first quarter of 2004. Through six months of 2004, professional fees were $867,000 compared to $984,000 in the first half of 2003, a 12% decrease. For the last two years, Peoples has paid consulting fees to the firm that assisted with the implementation of the Overdraft Privilege program, which were based on a percentage of the net improvement in overdraft fee income. The consulting contract terminated at the end of the first quarter of 2004, which reduced professional fees due to the elimination of the consulting expense. Management believes professional fees could increase slightly in the second half of 2004 as Peoples works to comply with new reporting requirements mandated by the Sarbanes-Oxley Act, which apply to all public companies.

Peoples' bankcard costs, which consist primarily of debit card and ATM processing fees, were $378,000 in the second quarter of 2004, up from $276,000 a year ago and $324,000 last quarter. For the six months ended June 30, 2004, bankcard costs were totaled $702,000 compared to $581,000 for the first half of 2003. These increases were largely the result of Peoples' customers using the ATM and debit cards to complete more of their transactions and additional cards issued due in part to the Kentucky Bancshares acquisition.

Peoples is subject to various state franchise taxes, which are based largely on Peoples Bank's equity at year-end. For the second quarter of 2004, franchise taxes totaled $371,000 compared to $272,000 for 2003's second quarter. This increase was primarily attributable to additional equity at Peoples Bank resulting from the Kentucky Bancshares acquisition and a $16 million capital contribution from Peoples Bancorp in early 2003. Despite the increased franchise taxes, management believes Peoples Bank's stronger capital level positions Peoples for strategic growth. In addition, management regularly evaluates the capital position of Peoples' other direct and indirect subsidiaries and seeks to maximize Peoples' consolidated capital position through appropriate capital allocation designed to enhance profitability and shareholder value.

The non-interest leverage ratio serves as a measurement of Peoples' efficiency for management and key performance indicator for Peoples' incentive compensation plan for senior management and certain other associates. The non-interest ratio is defined as non-interest income as a percentage of operating expenses, excluding gains and losses on securities transactions, asset disposals, early debt extinguishment and sale of the credit card portfolio, as well as intangible asset amortization. The followings details the components of the non-interest leverage ratio calculation:

                                                                     For the Three Months               For the Six Months
                                                                        Ended June 30,                    Ended June 30,
   (Dollars in Thousands)                                                 2004            2003             2004            2003
   Total other income, as reported                                 $     6,267     $     4,282      $    11,154     $     8,217
   Add: Loss on asset disposals                                              -             236                -             238
            Loss on securities transactions                                  -              29                -              27
   Deduct: Gain on securities transactions                                   5               -               37               -
            Gain on asset disposal                                          17               -               47               -
            Recovery of loss on sale of other real estate owned              -               -              210               -
   -----------------------------------------------------------------------------------------------------------------------------
   Adjusted total other income                                           6,245           4,547           10,860           8,482
   -----------------------------------------------------------------------------------------------------------------------------

   Total other expense, as reported                                     11,531           9,458           21,821          18,577
   Deduct: Amortization of other intangible assets                         526             271              927             472
                 Loss on early debt extinguishment                           -               -                -              41
   -----------------------------------------------------------------------------------------------------------------------------
   Adjusted total other expense                                         11,005           9,187           20,894          18,064
   -----------------------------------------------------------------------------------------------------------------------------
   Non-interest leverage ratio                                           56.8%           49.5%            52.0%           47.0%
   =============================================================================================================================

For the six months ended June 30, 2004, the non-interest leverage ratio was 52.0% compared to 47.0% a year ago. This improvement reflects Peoples' ability to increase non-interest revenues without a corresponding increase in operating expenses. Management's strategic goals include maintaining a non-interest leverage ratio greater than 50% as a means of reducing Peoples' reliance on net interest income.


RETURN ON EQUITY
----------------
In the second quarter of 2004, Peoples' return on equity ("ROE") was 11.83% versus 12.92% for the same quarter last year. The lower ROE is primarily the result of an increase in average equity, attributable to equity generated by the Kentucky Bancshares acquisition and net earnings. Average equity was $171.8 million in the second quarter of 2004, up compared to $168.4 million for the second quarter of 2003. For the six months ended June 30, ROE was 12.17% in 2004 compared to 12.95% a year ago, due mainly to a 7% increase in average equity. Management uses ROE to evaluate Peoples' long-term performance. However, management believes earnings per share ("EPS") serves as a more meaningful measurement of short-term performance due to the volatility that can occur in equity from changes in the estimated fair values of Peoples' investment portfolio.


RETURN ON ASSETS
----------------
Return on assets ("ROA") was 1.17% in the second quarter of 2004 compared to 1.25% a year ago, while on a year-to-date basis, ROA was 1.21% and 1.26% in 2004 and 2003, respectively. In recent years, Peoples' primary focus has shifted to EPS enhancement and ROE while reducing the emphasis on ROA as a key performance indicator. However, management continues to monitor ROA and considers it a measurement of Peoples' asset utilization.


INCOME TAX EXPENSE
------------------
Peoples continues to make tax-advantaged investments in order to manage its effective tax rate and overall tax burden. At June 30, 2004, the amount of tax-advantaged investments totaled $53.3 million compared to $30.5 million at December 31, 2003 and $29.8 million at June 30, 2003. The additional benefits derived from this increase in tax-advantaged investments resulted in a reduction in Peoples' effective tax rate. For the six months ended June 30, 2004, Peoples' effective tax rate was 26.5%, down from 28.0% a year ago. Depending on economic and regulatory conditions, Peoples may make additional investments in various tax credit pools and other tax-advantaged assets.



                               FINANCIAL CONDITION


OVERVIEW OF BALANCE SHEET
-------------------------
At June 30, 2004, total assets were $1.77 billion compared to $1.74 billion at year-end 2003, an increase of $38.2 million which is attributable to loan growth, as well as additional BOLI and intangible assets associated with the Insurance Agency Acquisitions. Since December 31, 2004, investment securities have declined $2.3 million to $639.2 million at June 30, 2004, due to a decrease in market value of the portfolio and management's decision to pay down debt rather than reinvest all of the cash flows from the investment securities. At June 30, 2004, gross loans were $935.6 million, up $20.6 million from $915.0 million at December 31, 2003.

Total liabilities were $1.60 billion at June 30, 2004, compared to $1.57 billion at year-end 2003, an increase of $39.2 million. At June 30, 2004, deposits totaled $1.01 billion, down $15.2 million from the prior year-end, while borrowed funds used to fund asset growth and offset deposit runoff totaled $577.3 million, up $50.7 million from $526.6 million at December 31, 2003.

Stockholders' equity totaled $169.8 million at June 30, 2004, versus $170.9 million at December 31, 2003, a decrease of $1.1 million. The lower level of stockholders' equity is attributable to the change in market value of available-for-sale securities and Peoples' treasury stock purchases, net of shares reissued, which reduced equity by $5.7 million and $3.5 million, respectively.


CASH AND CASH EQUIVALENTS
-------------------------
Peoples considers cash and cash equivalents to consist of Federal funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid. The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs. At June 30, 2004, cash and cash equivalents totaled $55.3 million, down $18.1 million (or 25%) from $73.4 million at December 31, 2003. This decrease is attributable to a $37.9 million reduction in Federal funds sold since year-end 2003. A portion of the decrease in Federal funds sold was due to the $20 million BOLI investment in early 2004.

Cash and balances due from banks comprised the largest portion of Peoples' cash and cash equivalents at June 30, 2004, totaling $47.6 million. Since year-end, the amount of cash and balances due from banks grew $19.3 million (or 68%), due to normal daily changes in the amount of items in process of collection and cash on hand.

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



INVESTMENT SECURITIES
---------------------
At June 30, 2004, the amortized cost of Peoples' investment securities totaled $641.3 million compared to $634.8 million at year-end 2003, while the market value of the investment portfolio was $639.2 million at June 30, 2004, down slightly from $641.5 million at December 31, 2003. The increase in amortized cost was primarily the result of Peoples completing the reinvestment of funds from the Investment Portfolio Restructuring initiated in December 2003.

The difference in amortized cost and market value at June 30, 2004, resulted in unrealized depreciation in the investment portfolio of $2.1 million and a corresponding decrease in Peoples' equity of $1.4 million, net of deferred taxes. In comparison, the difference in amortized cost and market value at December 31, 2003, resulted in unrealized appreciation of $6.7 million and an increase in equity of $4.3 million, net of deferred taxes.

The following table details Peoples' investment portfolio, at estimated fair value:

(Dollars in Thousands)                               June 30,       March 31,   December 31,        June 30,
                                                       2004            2004           2003            2003

US Treasury securities and obligations of
     US government agencies and corporations     $     55,440    $     63,277   $     65,441   $     66,714
Obligations of states and political subdivisions       62,926          65,726         66,288         68,841
Mortgage-backed securities                            459,918         466,858        447,341        493,556
Other securities                                       60,906          61,439         62,394         60,569
------------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $    639,190    $    657,300   $    641,464   $    689,680
============================================================================================================

Overall, the composition of Peoples' investment portfolio at June 30, 2004, was very comparable to recent periods. Since June 30, 2003, Peoples' investment in mortgage-backed securities has fluctuated due to the timing of Peoples reinvesting the principal runoff. In addition, management has used a portion of the runoff to fund loan growth and other corporate purposes, when deemed appropriate, which has impacted the balance of mortgage-backed securities.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee ("ALCO") meetings. The ALCO also monitors net interest income, provides guidance for deposit pricing and maturity guidelines and manages Peoples' interest rate risk. Through active management of the balance sheet and investment portfolio, Peoples seeks to maintain sufficient liquidity to satisfy depositor demand, other company liquidity requirements and various credit needs of its customers.


LOANS
-----
Peoples Bank originates various types of loans, including commercial, financial and agricultural loans ("commercial loans"), real estate loans and consumer loans, focusing primarily on lending opportunities in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets. At June 30, 2004, gross loans totaled $935.6 million, up $20.6 million since year-end 2003. Peoples continues to experience strong internal originations of commercial and residential real estate loans, which has offset volume declines experienced in consumer loans. The following table details total outstanding loans:

(Dollars in Thousands)            June 30,       March 31, 2004     December 31,       June 30,
                                    2004                                2003             2003
Commercial, mortgage            $      428,580    $      413,167   $      380,372    $     353,767
Commercial, other                      110,208           102,918          131,697          121,833
Real estate, construction               22,853            20,196           21,056           10,339
Real estate, mortgage                  304,328           299,967          301,726          327,423
Consumer                                69,587            74,545           79,926           94,549
Credit cards                                 -                 -              221            6,407
---------------------------------------------------------------------------------------------------
     Total loans                $      935,556    $      910,793   $      914,998    $     914,318
===================================================================================================

Commercial loan balances, including loans secured by commercial real estate, totaled $538.8 million at June 30, 2004, up $26.7 million from $512.1 million at year-end 2003. This increase is the result of lending opportunities within Peoples' existing markets. Commercial loans continued to represent the largest portion of Peoples' total loan portfolio, comprising 57.6% and 56.0% of total loans at June 30, 2004 and December 31, 2003, respectively. Future commercial lending activities will be dependent on economic and related conditions, such as general demand for loans in Peoples' primary markets, interest rates offered by Peoples and normal underwriting considerations. In addition to in-market opportunities, Peoples will continue to lend selectively to creditworthy customers outside its primary markets.

While commercial loans comprise the largest portion of Peoples' loan portfolio, residential real estate loans remain a major focus of Peoples' lending efforts, whether the loans are ultimately sold into the secondary market or retained on Peoples' balance sheet, that provides opportunities to sell additional products and services to these consumers. At June 30, 2004, real estate loans, which include construction loans but exclude loans secured by commercial real estate, totaled $327.2 million compared to $322.8 million at December 31, 2003, an increase of $4.4 million. Real estate loans comprised 35.0% of Peoples' total loan portfolio at June 30, 2004, versus 35.3% at year-end 2003. Included in real estate loans are home equity credit line balances of $31.2 million at June 30, 2004, up from $28.3 million at December 31, 2003.

Real estate loan balances have declined in recent periods in response to customer demand for long-term, fixed-rate mortgages, which Peoples generally sells in the secondary market with servicing rights retained. In the second quarter of 2004, Peoples originated 141 long-term, fixed-rate mortgage loans, with total loan amounts of $11 million, compared to 87 loans, with total loan amounts of $8 million, in the first quarter of 2004 and 220 loans, with total loan amounts of $20 million, in the second quarter of 2003. At June 30, 2004, Peoples was servicing $95 million of real estate loans previously sold into the secondary market. In addition, Peoples had $807,000 of fixed-rate real estate loans held for sale into the secondary market at June 30, 2004. Management anticipates selling these loans during the third quarter.

At June 30, 2004, consumer loan balances were $69.6 million, down $10.3 million since year-end 2003. The indirect lending area represented a significant portion of Peoples' consumer loans, with balances of $29.9 million and $38.4 million at June 30, 2004 and December 31, 2003, respectively. Strong competition for loans, particularly automobile loans, as well as availability of alternative credit products, such as home equity credit lines, have challenged the performance and growth of Peoples' consumer loan portfolio. Regardless of management's desire to maintain, or even grow, consumer loan balances, Peoples' commitment to sound underwriting practices and appropriate loan pricing discipline that produces quality loans remains the paramount objective.


LOAN CONCENTRATION
------------------
Peoples' largest concentration of commercial loans is credits to lodging and lodging-related companies, which comprised approximately 12.0% of Peoples' outstanding commercial loans at quarter-end, compared to 12.7% at December 31, 2003. Loans to assisted living facilities and nursing homes also represented a significant portion of Peoples' commercial loans, comprising 10.8% of Peoples' outstanding commercial loans at June 30, 2004, versus 11.3% at year-end 2003.

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


ALLOWANCE FOR LOAN LOSSES
-------------------------
Peoples' allowance for loan losses totaled $14.7 million, or 1.57% of total loans, at June 30, 2004, compared to $14.6 million, or 1.59%, at year-end 2003. The following table presents changes in Peoples' allowance for loan losses:

                                              Three Months Ended              Six Months Ended
                                                   June 30,                       June 30,
(Dollars in Thousands)                         2004           2003            2004           2003
Balance, beginning of period             $      14,774   $     13,363    $     14,575   $     13,086
Chargeoffs                                        (980)          (955)         (2,210)        (1,740)
Recoveries                                         283            235             918            466
-----------------------------------------------------------------------------------------------------
     Net chargeoffs                               (697)          (720)         (1,292)        (1,274)
Provision for loan losses                          616            935           1,410          1,766
Allowance for loan losses acquired                   -            573               -            573
-----------------------------------------------------------------------------------------------------
          Balance, end of period         $      14,693   $     14,151    $     14,693   $     14,151
=====================================================================================================

The allowance is allocated among the loan categories based upon the consistent, quarterly procedural discipline described in the "Critical Accounting Policies" section of this discussion. However, the entire allowance for loan losses is available to absorb future loan losses in any loan category. The following details the allocation of the allowance for loan losses:

(Dollars in thousands)                    June 30,     December 31,    June 30,
                                            2004           2003          2003
Commercial                             $    11,858    $     11,232   $   10,387
Consumer                                     1,350           1,594        1,820
Real estate                                  1,032           1,234        1,482
Overdrafts                                     347             283          206
Credit cards                                   106             232          256
--------------------------------------------------------------------------------
     Total allowance for loan losses   $    14,693    $     14,575   $   14,151
================================================================================

The allowance allocated to commercial loans, which includes loans secured by commercial real estate, has increased in recent periods, reflecting the credit risk associated with this type of lending and continued growth in this portfolio. The allowance allocated to the real estate and consumer loan portfolios is based upon Peoples' allowance methodology for homogeneous pools of loans, which includes a consideration of changes in total balances in those portfolios. Management continues to maintain an allowance for loan losses for credit cards since Peoples sold its business accounts with recourse.

In the second quarter of 2004, net loan chargeoffs were $697,000, down from $720,000 a year ago but up from $595,000 in the first quarter of 2004. Commercial loans and overdrafts continue to comprise a significant portion of Peoples' net chargeoffs. The following table details Peoples' net chargeoffs:

                                              Three Months Ended              Six Months Ended
                                                   June 30,                       June 30,
(Dollars in Thousands)                         2004           2003            2004           2003
Commercial                                $        475   $        210    $        374   $        396
Overdrafts                                         211            150             346            267
Real estate                                         47            128             202            136
Consumer                                          (32)            189             244            389
Credit card                                        (4)             43             126             86
-----------------------------------------------------------------------------------------------------
Total                                     $        697   $        720    $      1,292   $      1,274
-----------------------------------------------------------------------------------------------------
   As a percent of average loans  (a)            0.30%          0.32%           0.28%          0.29%
-----------------------------------------------------------------------------------------------------

(a) Presented on an annualized basis

Asset quality remains a key focus, as management continues to stress underwriting quality loans more than loan growth. Since December 31, 2003, Peoples' asset quality ratios have improved slightly due to a modest decrease in the level of nonperforming loans. The following table details Peoples' nonperforming assets:

(Dollars in Thousands)                                 June 30,          March 31,       December 31,      June 30,
                                                         2004              2004              2003            2003
Loans 90+ days past due and accruing               $        374      $        235     $       188      $        569
Renegotiated loans                                            -                 -               -               685
Nonaccrual loans                                          5,465             6,656           6,556             4,389
--------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                            5,839             6,891           6,744             5,643
Other real estate owned                                     392               470             392               960
--------------------------------------------------------------------------------------------------------------------
       Total nonperforming assets                  $      6,231      $      7,361     $     7,136      $      6,603
--------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percent of total loans           0.62%             0.76%           0.73%             0.62%
--------------------------------------------------------------------------------------------------------------------
Nonperforming assets as a percent of total assets         0.35%             0.43%           0.41%             0.35%
--------------------------------------------------------------------------------------------------------------------

A loan is considered impaired when, based on current information and events, it is probable that Peoples will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. The measurement of potential impaired loan losses is generally based on the present value of expected future cash flows discounted at the loan's historical effective interest rate, or the fair value of the collateral if the loan is collateral dependent. If foreclosure is probable, impairment loss, if any, is measured based on the fair value of the collateral.

At June 30, 2004, the recorded investment in loans that were considered to be impaired was $24.0 million, of which $21.4 million were accruing interest and $2.6 million were nonaccrual loans. Included in this amount were $8.3 million of impaired loans for which the related allowance for loan losses was $2.2 million. The remaining impaired loan balances do not have a related allocation of the allowance for loan losses because the loans have either previously been written-down, are well secured or possess characteristics indicative of the ability to repay the loan. For the six months ended June 30, 2004, Peoples' average recorded investment in impaired loans was approximately $21.7 million and interest income of $416,000 was recognized on impaired loans during the period, representing 1.0% of Peoples' total interest income.


FUNDING SOURCES
---------------
Peoples considers a number of sources when evaluating funding needs, including but not limited to deposits, short-term borrowings, and long-term borrowings. Deposits, both interest-bearing and non-interest-bearing, continue to be the most significant source of funds for Peoples, totaling $1.01 billion, or 64% of total borrowed funds, at June 30, 2004.

Non-interest-bearing deposits serve as a core funding source. At June 30, 2004, non-interest-bearing deposit balances totaled $137.3 million, up $3.6 million compared to the prior year-end. Since customer activity can result in temporary changes in deposit balances at end of periods, management believes a comparison of average balances to be a more meaningful reflection of the trend in non-interest-bearing deposits. In the second quarter of 2004, non-interest-bearing deposits averaged $142.9 million versus $135.5 in the first quarter of 2004, reflecting Peoples' efforts to increase non-interest-bearing deposits. Peoples' strategies include continued emphasis on core deposit growth in products such as non-interest-bearing checking accounts.

Interest-bearing deposits totaled $876.0 million at June 30, 2004 compared to $894.8 million at December 31, 2003. This decrease is due in part to management's strategy to reduce Peoples' reliance on high-costing funds, such as certificates of deposit ("CDs"), and shifting to lower-costing core deposits. In addition, Peoples continues to experience highly competitive pricing of CDs, which has contributed to the decline in balances. The following details Peoples' interest-bearing deposits:

        (Dollars in Thousands)                      June 30,       March 31,    December 31,      June 30,
                                                      2004            2004         2003             2003
        Certificates of deposit                  $   443,447   $    456,069    $    461,904   $       479,068
        Savings accounts                             178,651        173,013         171,488           181,408
        Interest-bearing transaction accounts        158,025        167,091         157,410           167,846
        Money market deposit accounts                 95,866         99,107         104,019           118,521
        ------------------------------------------------------------------------------------------------------
              Total interest-bearing deposits    $   875,989   $    895,280    $    894,821   $       946,843
        ------------------------------------------------------------------------------------------------------

Peoples also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy liquidity needs. Peoples' short-term borrowings include overnight repurchase agreements and FHLB advances, while long-term borrowings include FHLB advances, a loan from an unrelated financial institution and term repurchase agreements. At June 30, 2004, borrowed funds totaled $577.3 million, up $50.7 million (or 10%) from $526.6 million at year-end 2003, as a result of an increase in long-term borrowings.

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

In addition to FHLB advances, Peoples accesses national market repurchase agreements to diversify its funding sources. At June 30, 2004, wholesale repurchase agreements totaled $259.1 million, up $25.8 million from year-end 2003. This increase is due to Peoples using wholesale repurchase agreements to fund investment securities purchases during the second quarter. Peoples' current wholesale repurchase agreements range in original terms of two to five years. The repurchase agreements may not be repaid prior to maturity and must remain sufficiently collateralized during the entire term. As a result, a decline in the market value of the investment securities associated with these agreements would require Peoples to allocate additional investment securities to these repurchase agreements.


CAPITAL/STOCKHOLDERS' EQUITY
----------------------------
At June 30, 2004, stockholders' equity was $169.8 million versus $170.9 million at December 31, 2003, a decrease of $1.1 million (or 1%). The change in market value of available-for-sale securities and Peoples' treasury stock purchases, net of shares reissued, reduced equity by $5.7 million and $3.5 million, respectively. These decreases were partially offset by Peoples' earnings, net of dividends paid, of $6.6 million.

For the six months ended June 30, 2004, Peoples paid dividends of $3.8 million, representing a dividend payout ratio of 36.8% of earnings, compared to a payout ratio of 29.5% a year ago. While management anticipates Peoples continuing its 38-year history of consistent dividend growth in future periods, Peoples Bancorp's ability to pay dividends on its common shares is largely dependent upon dividends from Peoples Bank. Additionally, Peoples Bancorp has established two trust subsidiaries to issue preferred securities. If Peoples Bancorp suspends interest payments relating to the trust preferred securities issued by either of the two trust subsidiaries, Peoples will be prohibited from paying dividends on its common shares. Peoples Bancorp or Peoples Bank may decide to limit the payment of dividends, even when the legal ability to pay them exists, in order to retain earnings for other strategic purposes.

Unrealized holding gains and losses on available-for-sale securities, net of deferred income taxes, impacts Peoples' total equity. At June 30, 2004, net unrealized holding losses totaled $1.4 million versus $4.3 million of net unrealized holding gains at December 31, 2003. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' consolidated balance sheet are more sensitive to the changing market values of investments than if the investment portfolio was classified as held-to-maturity.

At June 30, 2004, Peoples had treasury stock totaling $5.7 million, up $3.5 million from year-end 2003. During the first half of 2004, Peoples Bancorp repurchased 288,635 common shares (or 68% of the total authorized), at an average price of $26.99 per share, under the 2004 Stock Repurchase Program and 2,506 common shares, at an average price of $26.71, in conjunction with the deferred compensation plan for directors of Peoples Bancorp and its subsidiaries. Peoples reissued 145,316 treasury shares due to stock option exercises and acquisitions during the first six months of 2004. Peoples Bancorp anticipates repurchasing additional common shares as authorized in the 2004 Stock Repurchase Program and in accordance with applicable Federal securities laws.

Management uses the tangible equity ratio as one measure of the adequacy of Peoples' equity. The ratio, defined as tangible equity as a percentage of tangible assets, excludes the balance sheet impact of intangible assets acquired through acquisitions accounted for using the purchase method of accounting. At June 30, 2004, Peoples tangible equity ratio was 6.12% compared to 7.24% at December 31, 2003 and 7.15% at June 30, 2003. The lower ratio compared to the prior periods was primarily the result of an increase in intangible assets due to the Insurance Agency Acquisitions.

In addition to monitoring performance through traditional capital measurements (i.e., dividend payout ratios and ROE), Peoples has also complied with the capital adequacy standards mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Under the risk-based capital framework, a bank's balance sheet assets and credit equivalent amounts of off-balance sheet items are typically assigned to one of four broad risk categories: 0% (lowest risk), 20%, 50% or 100% (highest risk). The sum of the resulting weighted values from each of the four risk categories is used in calculating key capital ratios. At June 30, 2004, Peoples' Total Capital, Tier 1 and Leverage ratios were 13.58%, 12.27% and 8.17%, respectively, exceeding the well-capitalized standards of 10%, 6% and 5%, respectively. In addition, all three risk-based capital ratios for Peoples Bank were also well above the minimum standards for a well-capitalized institution at June 30, 2004.


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

Peoples has charged the ALCO with the overall management of Peoples' balance sheet mix and off-balance sheet commitments and hedging transactions related to the management of IRR. The ALCO consists of Peoples' Chief Financial Officer, Chief Executive Officer, President and Chief Lending Officer, as well as other members of senior management. It is the ALCO's responsibility to focus on the future by evaluating trends and potential future events, researching alternatives, then recommending and authorizing an appropriate course of action. To this end, the ALCO has established an IRR management policy that sets the minimum requirements and guidelines for monitoring and managing the level and amount of IRR. The objective of the IRR policy is to encourage adherence to sound fundamentals of banking while allowing sufficient flexibility to exercise the creativity and innovation necessary to meet the challenges and opportunities of changing markets. The ultimate goal of these policies is to optimize net interest income within the constraints of prudent capital adequacy, liquidity and safety.

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

At June 30, 2004, Peoples' one-year cumulative gap amount was negative 11.6% of earning assets, which represented $187.6 million more in liabilities than assets that could reprice or mature during that period. However, management believes a portion of interest-bearing liabilities are not likely to reprice at their first opportunity, based on current rates and management's control over the pricing of most deposits. Excluding those liabilities, Peoples' adjusted one-year cumulative gap amount at quarter-end was positive 8.3% of earning assets, which represented $134.2 million more in assets than liabilities that mature or may reprice during the next twelve months.

The following table is provided to illustrate the estimated earnings at risk and value at risk positions of Peoples, on a pre-tax basis, at June 30, 2004 (dollars in thousands):

        Immediate                   Estimated
      Interest Rate            Decrease) Increase               Estimated
  Increase (Decrease) in               in               (Decrease) Increase in
       Basis Points            Net Interest Income     Economic Value of Equity
---------------------------  -----------------------  --------------------------
           300               $     (330)    (0.7)%       $     (583)    (0.3)%
           200                       48      0.1              2,375      1.3
           100                       75      0.2              2,617      1.4
           (50)              $     (102)    (0.2)%       $   (6,785)    (3.6)%

The interest rate risk analysis shows Peoples is slightly asset sensitive, which means that increasing interest rates should favorably impact Peoples' net interest income while downward moving interest rates should negatively impact net interest income, based on the assumptions used. However, the variability of cash flows from the investment and loan portfolios continue to have a significant influence on future net interest income and earnings, especially during periods of changing interest rates. In general, the amount of principal runoff from these portfolios tends to decrease as interest rates increase due to fewer prepayments, limiting the amount of funds which can be reinvested at higher rates, while declining interest rates tend to result in a higher level of funds that must be reinvested at lower rates, due to an increase in prepayments. The interest rate table also shows Peoples is within the established IRR policy limits for all simulations and all scenarios for the current period.

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

Typically, the main source of liquidity for Peoples is deposit growth. Liquidity is also provided from cash generated from earning assets such as maturities, calls, principal payments and net income from loans and investment securities. Through six months of 2004, cash provided by financing activities totaled $25.1 million compared to $319.0 million a year ago. This decrease is largely attributable to an increase in long-term borrowings in the first quarter of 2003 in connection with an investment growth strategy, as well as a net reduction in total deposits in 2004 compared to significant deposit growth in 2003. Cash used in investing activities totaled $61.3 million versus $230.8 million last year, primarily due to lower level of investment securities purchases in 2004.

When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that better enable Peoples to match funding dates and pricing characteristics with contractual maturity dates and pricing parameters of earning assets. At June 30, 2004, Peoples had available borrowing capacity of approximately $73 million through these external sources and unpledged securities in the investment portfolio of approximately $188 million that can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile funds from liquid assets. Peoples' volatile funds consist primarily of short-term growth in deposits, while liquid assets includes short-term investments and unpledged available-for-sale securities. At June 30, 2004, Peoples' net liquidity position was $192.7 million, or 10.9% of total assets, compared to $260.1 million, or 15.0% of total assets, at December 31, 2003. The decrease in liquidity position was primarily the result of a lower level of liquid assets, due in large part to the reduction in Federal funds sold. The liquidity position as of June 30, 2004, was within Peoples' policy limit of negative 10% of total assets. At June 30, 2004, total wholesale funding comprised 29.8% of total assets and brokered funds were 0.6% of total assets, which was within Peoples' policy limits of 30% and 10%, respectively.


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

                                June 30,     March 31,  December 31,   June 30,
   (Dollars in Thousands)        2004          2004        2003           2003
   Loan commitments           $ 140,882    $  112,779   $ 115,685     $ 119,316
   Standby letters of credit     23,274        22,478      20,928         9,606
   Unused credit card limits          -             -           -        22,469

Peoples also enters into interest rate contracts where Peoples is required to either receive cash from or pay cash to counter parties depending on changes in interest rates. Peoples utilizes interest rate contracts to help manage the risk of changing interest rates. At June 30, 2004, Peoples held interest rate contracts with notional amounts totaling $27 million and fair values totaling $305,000. Interest rate contracts are carried at fair value on the consolidated balance sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. As a result, the amounts recorded on the balance sheet at June 30, 2004, do not represent the amounts that may ultimately be paid or received under these contracts.

Peoples also has commitments to make additional capital contributions in low-income housing tax credit funds, consisting of a pool of low-income housing projects. As a limited partner in these funds, Peoples receives Federal income tax benefits, which assists Peoples in managing its overall tax burden. At June 30, 2004, these commitments approximated $6.3 million, with approximately $2.5 million expected to be paid over the next twelve months. Management may make additional investments in various tax credit funds.

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


FUTURE OUTLOOK
--------------
Peoples' second quarter results reflect a period of transition, as management continues to work to position Peoples for long-term earnings growth, especially as interest rates continue to rise. While non-interest revenue growth remains strong, net interest income and margin continue to be challenged by rates remaining at low levels. In the meantime, Peoples' strong capital position, coupled with management's commitment to sound underwriting discipline and asset quality, serves as a foundation of strength in the current business environment, which continues to challenge Peoples' operating performance.

One of Peoples' primary strategies is to grow loans in a disciplined manner that produces quality loans. While competition for loans, particularly consumer loans, remains strong, management anticipates improving economic conditions should allow Peoples to produce modest commercial loan growth in the final half of 2004. As lenders work to meet the loan demand in Peoples' markets, management will continue to emphasize loan quality as part of its long-term focus. In addition, Peoples continues to devote resources and make investments in technology that will allow Peoples' Home Loan Specialists to serve customers more efficiently and shorten the time between application and closing, which should result in additional residential real estate lending origination opportunities whether the loans are sold into the secondary market or retained by Peoples.

Peoples' business strategy also includes a focus on growing core deposits and adjusting the mix of customer funding sources. In early 2004, Peoples re-launched its Freedom checking campaign as part of its efforts to grow non-interest-bearing deposits and reduce its reliance on high cost funding, such as certificates of deposit. While the efforts have produced an overall lower cost of funds in the first half of 2004, Peoples continues to experience ongoing competitive pricing of CDs in its markets, which is likely to offset any benefits derived from further growth of low-cost deposits. Management believes the combination of an expanding branch network and extended hours in some offices, plus technology, such as Internet banking and free online billpay, will allow Peoples to successfully compete for core deposits and enhance future operating results.

Cost control is a constant theme even as recent acquisitions and investments in technology have resulted in additional operating expense. In the second half of 2004, management plans to evaluate staffing levels in Peoples' retail offices to ensure offices have proper sales and service personnel in position, as well as review the compensation structure of Peoples' fee-based revenues, with the expectation of shifting to a more commission-based compensation arrangement for portions of the sales group. These actions, coupled with the possible consolidation of certain administrative activities of the Putnam and Barengo agencies over the next several quarters, should enhance operating efficiencies. However, rising medical and health insurance costs could increase expenses in the latter half of 2004, especially considering the growth in associates due to recent acquisitions.

The second quarter acquisitions of the Putnam and Barengo agencies are a step towards meeting Peoples' goal of revenue diversification and continued expansion of its business. Based on preliminary projections, management expects the combined agencies to be slightly accretive to Peoples' 2004 EPS, assuming revenue growth targets are achieved. In addition to new revenue streams, these divisions provide additional access to insurance carriers and key producers and managers, which should allow Peoples to retain most of the customer bases of each former agency. In the second half of 2004, management will continue its efforts to integrate the agencies into Peoples' culture and general operations and to establish long-term relationships with the newly added customers.

With strong regulatory capital ratios and a comfortable level of tangible equity to total assets, management believes mergers and acquisitions remain a viable means of expanding Peoples' operations and customer base. While Peoples has completed several traditional banking and branch acquisitions in recent years, management's evaluation of future acquisitions will also include insurance agency and professional investment services firms. Ultimately, the assessment of potential acquisitions will emphasize opportunities to complement Peoples' core competencies and strategic intent more than geographic location, size or nature of business.

Peoples remains a service-oriented company with a sales focus that strives to satisfy clients through a relationship sales process. Through this process, sales associates work to anticipate, uncover, and solve their clients' every financial need, from insurance to banking to investment services. In the second half of 2004, management expects earnings catalysts to include loan growth, enhanced revenues from the Insurance Agency Acquisitions, controlled operating expenses and possible improvement in net interest margin due to rate increases.


FORWARD-LOOKING STATEMENTS
--------------------------
Certain statements in this Form 10-Q which are not historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes", "plans", "will", "would", "should", "could" and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions increase significantly; (2) changes in the interest rate environment that impact interest margins; (3) prepayment speeds, loan sale volumes, chargeoffs and loan loss provisions are less favorable than expected; (4) the business of Putnam and Barengo may not be successfully integrated with Peoples Insurance or the integration may take longer to accomplish than expected; (5) the expected synergies from the Insurance Agency Acquisitions may make it difficult to maintain relationships with clients, associates or suppliers; (7) general economic conditions are less favorable than expected; (8) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (9) legislative or regulatory changes or actions adversely affect Peoples' business; (10) changes and trends in the securities markets; (11) a delayed or incomplete resolution of regulatory issues that could arise; (12) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity; (13) the outcome of regulatory and legal proceedings and (11) other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the Securities and Exchange Commission ("SEC").

All forward-looking statements speak only as of the execution date of this Form 10-Q and are expressly qualified in their entirety by the cautionary statements. Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management's knowledge of Peoples' business and operations, it is possible that actual results may differ materially from these projections. Additionally, Peoples undertakes no obligation to release revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q. Copies of documents filed with the SEC are available free of charge at the SEC website at http://www.sec.gov and/or from Peoples' website.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------
The information called for by this item is provided under the caption "Interest Rate Sensitivity and Liquidity" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, and is incorporated herein by reference.

     CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                                        For the Three Months Ended June 30,
                                                      2004                                  2003
                                       ------------------------------------   -----------------------------------
(dollars in thousands)                    Average      Income/     Yield/      Average       Income/     Yield/
                                          Balance      Expense      Rate       Balance       Expense      Rate
ASSETS
Securities:
  Taxable                              $   576,319     $   5,833     4.05%   $   636,503  $      7,035     4.42%
  Tax-exempt (1)                            63,408         1,075     6.78%        67,107         1,109     6.61%
-----------------------------------------------------------------------------------------------------------------
    Total securities                       639,727         6,908     4.32%       703,610         8,144     4.63%

Loans (2):
  Commercial (1)                           541,684         7,975     5.89%       463,951         7,315     6.31%
  Real estate (3)                          307,476         5,044     6.56%       330,322         5,934     7.19%
  Consumer                                  71,658         1,617     9.03%       101,265         2,457     9.71%
-----------------------------------------------------------------------------------------------------------------
    Total loans                            920,818        14,636     6.36%       895,538        15,706     7.02%
Less: Allowance for loan loss             (15,079)                              (13,967)
-----------------------------------------------------------------------------------------------------------------
    Net loans                              905,739        14,636     6.48%       881,571        15,706     7.14%
Interest-bearing deposits with banks         2,456             3     0.46%         2,399             4     0.73%
Federal funds sold                           2,448             7     1.14%        18,759            54     1.15%
-----------------------------------------------------------------------------------------------------------------
    Total earning assets                 1,550,370        21,554     5.57%     1,606,339        23,908     5.96%
Other assets                               180,803                               135,812
-----------------------------------------------------------------------------------------------------------------
       Total assets                    $ 1,731,173                           $ 1,742,151
=================================================================================================================

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                              $   178,938     $     254     0.57%   $   175,957  $        529     1.20%
  Interest-bearing demand deposits         257,677           495     0.77%       276,920           676     0.98%
  Time                                     450,615         3,410     3.03%       454,069         3,698     3.26%
-----------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits        887,230         4,159     1.88%       906,946         4,903     2.17%

Borrowed funds:
  Short-term                                79,104           191     0.97%        43,637           138     1.26%
  Long-term                                439,668         4,098     3.73%       485,365         4,874     4.02%
-----------------------------------------------------------------------------------------------------------------
    Total borrowed funds                   518,772         4,289     3.29%       529,002         5,012     3.79%
-----------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities   1,406,002         8,448     2.40%     1,435,948         9,915     2.76%
Non-interest-bearing deposits              142,901                               125,922
Other liabilities                           10,502                                11,872
-----------------------------------------------------------------------------------------------------------------
    Total liabilities                    1,559,405                             1,573,742
Stockholders' equity                       171,768                               168,409
-----------------------------------------------------------------------------------------------------------------
  Total liabilities and equity         $ 1,731,173                           $ 1,742,151
=================================================================================================================

Interest spread                                        $  13,106     3.17%                $     13,993     3.20%
Interest income to earning assets                                    5.57%                                 5.96%
Interest expense to earning assets                                   2.18%                                 2.48%
-----------------------------------------------------------------------------------------------------------------
  Net interest margin                                                3.39%                                 3.48%
=================================================================================================================


     (1) Interest income and yields are presented on a fully tax-equivalent basis using a 35% tax rate.
     (2) Nonaccrual and impaired loans are included in the average balances. Related interest income on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income. Loan fees included in interest income totaled $121 and $207 for the periods presented in 2004 and 2003, respectively.
     (3) Loans held for sale are included in the average balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.

                                                           For the Six Months Ended June 30,
                                                      2004                                  2003
                                        ------------------------------------   -----------------------------------
(dollars in thousands)                    Average      Income/     Yield/      Average       Income/     Yield/
                                          Balance      Expense      Rate       Balance       Expense      Rate
ASSETS
Securities:
  Taxable                              $   580,882    $   12,004     4.13%   $   589,389  $     13,723     4.66%
  Tax-exempt (1)                            64,306         2,168     6.74%        66,668         2,223     6.67%
-----------------------------------------------------------------------------------------------------------------
    Total securities                       645,188        14,172     4.39%       656,057        15,946     4.86%

Loans (2):
  Commercial (1)                           534,774        15,781     5.90%       439,082        14,063     6.41%
  Real estate (3)                          307,435        10,154     6.61%       330,537        11,984     7.25%
  Consumer                                  74,321         3,378     9.09%       103,756         5,018     9.67%
-----------------------------------------------------------------------------------------------------------------
    Total loans                            916,530        29,313     6.40%       873,375        31,065     7.11%
Less: Allowance for loan loss             (15,047)                              (13,683)
-----------------------------------------------------------------------------------------------------------------
    Net loans                              901,483        29,313     6.53%       859,692        31,065     7.26%
Interest-bearing deposits with banks         2,504             6     0.48%         1,977             7     0.71%
Federal funds sold                          13,573            64     0.94%        13,466            77     1.14%
-----------------------------------------------------------------------------------------------------------------
    Total earning assets                 1,562,748        43,555     5.59%     1,531,192        47,095     6.17%
Other assets                               168,604                               128,180
-----------------------------------------------------------------------------------------------------------------
       Total assets                    $ 1,731,352                           $ 1,659,372
=================================================================================================================

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                              $   174,941    $      487     0.56%   $   163,134  $      1,025     1.26%
  Interest-bearing demand deposits         260,270           992     0.76%       273,894         1,543     1.13%
  Time                                     455,786         6,480     2.84%       438,202         7,539     3.44%
-----------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits        890,997         7,959     1.80%       875,230        10,107     2.33%
Borrowed funds:
  Short-term                                91,283           468     1.03%        40,637           242     1.19%
  Long-term                                428,126         8,059     3.76%       453,189         9,285     4.10%
-----------------------------------------------------------------------------------------------------------------
    Total borrowed funds                   519,409         8,527     3.27%       493,826         9,527     3.86%
-----------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities   1,410,406        16,486     2.34%     1,369,056        19,634     2.87%
Non-interest-bearing deposits              139,205                               117,167
Other liabilities                            9,533                                11,755
-----------------------------------------------------------------------------------------------------------------
    Total liabilities                    1,559,144                             1,497,978
Stockholders' equity                       172,208                               161,394
-----------------------------------------------------------------------------------------------------------------
  Total liabilities and equity         $ 1,731,352                           $ 1,659,372
=================================================================================================================

Interest spread                                       $   27,069     3.25%                $     27,461     3.30%
Interest income to earning assets                                    5.59%                                 6.17%
Interest expense to earning assets                                   2.11%                                 2.59%
-----------------------------------------------------------------------------------------------------------------
  Net interest margin                                                3.48%                                 3.58%
=================================================================================================================


     (1) Interest income and yields are presented on a fully tax-equivalent basis using a 35% tax rate.
     (2) Nonaccrual and impaired loans are included in the average balances. Related interest income on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income. Loan fees included in interest income totaled $241 and $378 for the periods presented in 2004 and 2003, respectively.
     (3) Loans held for sale are included in the average balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.

ITEM 4: CONTROLS AND PROCEDURES
-------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
------------------------------------------------
With the participation of the Chief Executive Officer and the Chief Financial Officer of Peoples Bancorp Inc. ("Peoples"), Peoples' management has evaluated the effectiveness of Peoples' disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Peoples' Chief Executive Officer and Chief Financial Officer have concluded that:
(a) information required to be disclosed by Peoples in this Quarterly Report on Form 10-Q would be accumulated and communicated to Peoples' management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure;

(b) information required to be disclosed by Peoples in this Quarterly Report on Form 10-Q would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

(c) Peoples' disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Peoples and its consolidated subsidiaries is made know to them, particularly during the period in which Peoples' periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.



CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, Peoples' internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS.
         None.


ITEM 2:  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES
         OF EQUITY SECURITIES.
The following table details Peoples' repurchases and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) of Peoples' common shares during the three months ended June 30, 2004:

                                                                                                     (d)
                                                                                (c)              Maximum Number
                                                                            Total Number of     of Common Shares
                                                                            Common Shares         that May Be
                                      (a)                 (b)            Purchased as Part of   Purchased Under
                                Total Number of        Average price    Publicly Announced        the Plans or
           Period               Shares Purchased       Paid per Share    Plans or Programs (1)   Programs (1)(2)
April 1 - 30, 2004                     7,910(3)            $24.32(3)                   -               283,800
May 1 - 31, 2004                           -                   -                       -               283,800
June 1 - 30, 2004                    147,703(4)           $24.94(4)              147,435               136,365
----------------------------------------------------------------------------------------------------------------
Total                                 148,875              $24.93                147,435               136,365
================================================================================================================

(1) Information reflects solely the 2004 Stock Repurchase Program announced on December 17, 2003, which authorized the repurchase of 425,000 common shares, with an aggregate purchase price of not more than $13.0 million. The 2004 Stock Repurchase Program expires on December 31, 2004.
(2) Information reflects maximum number of common shares that may be purchased at the end of the period indicated.
(3) Information reflects 1,172 common shares purchased in open market transactions at an average price of $24.45 by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust holding assets to provide payment of the benefits under the Peoples Bancorp Inc. Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the "Rabbi Trust") and 6,738 common shares acquired at an average price of $24.30 in connection with the exercise of stock options under Peoples' stock option plans.
(4) Includes an aggregate of 268 common shares purchased in open market transactions at an average price of $25.74 by Peoples Bank under the Rabbi Trust.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.
         None.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None.


ITEM 5:  OTHER INFORMATION.
         None.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.
         a) Exhibits:

                                  EXHIBIT INDEX

  Exhibit
  Number                            Description                 Exhibit Location
------------    ---------------------------------------------   ----------------

     11         Computation of Earnings Per Share                Filed herewith

     12         Computation of Ratios                            Filed herewith

   31(a)        CEO Certification Pursuant to Rule               Filed herewith
                13a-14(a)/15d-14(a)

   31(b)        CFO Certification Pursuant to Rule               Filed herewith
                13a-14(a)/15d-14(a)

   31(c)        President/COO Certification Pursuant to Rule     Filed herewith
                13a-14(a)/15d-14(a)

    32          Section 1350 Certifications                      Filed herewith

         b) Reports on Form 8-K:
             Peoples filed the following reports on Form 8-K during the three months ended June 30, 2004:
             1) Filed April 8, 2004 - Reporting, under Item 5, the issuance of a news release on April 8, 2004, announcing the signing of a definitive agreement by Peoples Insurance Agency, Inc. to acquire Putnam Agency, Inc.

             2) Filed April 13, 2004 - Reporting, under Item 5, the issuance of a news release on April 13, 2004, announcing the retirement of director from and re-election of four directors to the Board of Directors of Peoples Bancorp Inc.

             3) Filed May 14, 2004, as amended July 27, 2004 - Reporting, under
                Item 5, the issuance of a news release announcing the declaration of a cash dividend of $0.18 per share by the Board of Directors of Peoples Bancorp Inc. on May 13, 2004.

             4) Filed June 1, 2004 - Reporting, under Item 5, the issuance of a news release on June 1, 2004, announcing the acquisition of the Barengo Insurance Agency by Peoples Insurance Agency, Inc.

             5) Filed June 14, 2004 - Reporting, under Item 5, the issuance of a news release on June 10, 2004, announcing the appointment of Mark F. Bradley as President and Chief Operating Officer of Peoples Bancorp Inc. by the Board of Directors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PEOPLES BANCORP INC.



Date:  August 9, 2004                 By:/s/ROBERT E. EVANS
                                         -------------------------------------
                                         Robert E. Evans
                                         Chairman of the Board and
                                         Chief Executive Officer




Date:  August 9, 2004                 By:/s/MARK F. BRADLEY
                                         -------------------------------------
                                         Mark F. Bradley
                                         President and Chief Operating Officer





Date:  August 9, 2004                 By:/s/JOHN W. CONLON
                                         -------------------------------------
                                         John W. Conlon
                                         Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

               PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2004




  Exhibit
  Number               Description                             Exhibit Location
------------  ---------------------------------------------  ------------------

     11       Computation of Earnings Per Share                Filed herewith

     12       Computation of Ratios                            Filed herewith

              CEO Certification Pursuant to Rule               Filed herewith
   31(a)      13a-14(a)/15d-14(a)

              CFO Certification Pursuant to Rule               Filed herewith
   31(b)      13a-14(a)/15d-14(a)

              President/COO Certification Pursuant to Rule     Filed herewith
   31(c)      13a-14(a)/15d-14(a)

    32        Section 1350 Certifications                      Filed herewith