Form 10-Q
period 2004-09-30
PEOPLES BANCORP INC
filed 2004-11-08
CIK 318300

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2004
                            OR
  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____ to ____


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


                                   31-0987416
                 ----------------------------------------------
                      (I.R.S. Employer Identification No.)


138 Putnam Street, P. O. Box 738, Marietta, Ohio           45750
--------------------------------------------------     --------------
    (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:      (740) 373-3155
===================================================      --------------

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



Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, at November 4, 2004: 10,423,498 common shares, without par value.



                        Exhibit Index Appears on Page 40

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Consolidated Statement of Stockholders' Equity, Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows of Peoples Bancorp Inc. and subsidiaries ("Peoples"), reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with accounting principles generally accepted in the United States. Results of operation for the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003, contained herein has been derived from the audited balance sheet included in Peoples Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 ("2003 Form 10-K"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2003 Form 10-K.

The consolidated financial statements include the accounts of Peoples Bancorp Inc. and its wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated.


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands)
                                                                                         September 30,           December 31,
Assets                                                                                       2004                    2003
Cash and cash equivalents:
     Cash and due from banks                                                          $          32,166      $          28,349
     Interest-bearing deposits in other banks                                                     1,621                  1,077
                                                                                      $
     Federal funds sold                                                                           7,700                 44,000
-------------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                        41,487                 73,426
-------------------------------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized
   cost of $638,518 at September 30, 2004 and $634,801 at December 31, 2003)                    644,472                641,464
-------------------------------------------------------------------------------------------------------------------------------

Loans, net of deferred fees and costs                                                           957,864                914,998
Allowance for loan losses                                                                       (14,806)               (14,575)
-------------------------------------------------------------------------------------------------------------------------------
          Net loans                                                                             943,058                900,423
-------------------------------------------------------------------------------------------------------------------------------

Loans held for sale                                                                               1,386                  2,847
Business owned life insurance                                                                    44,770                 23,355
Bank premises and equipment, net                                                                 22,133                 22,155
Goodwill                                                                                         53,807                 41,407
Other intangible assets                                                                          10,892                  7,298
Other assets                                                                                     21,644                 23,729
-------------------------------------------------------------------------------------------------------------------------------
               Total assets                                                           $       1,783,649      $       1,736,104
===============================================================================================================================

Liabilities
Deposits:
     Non-interest-bearing                                                             $         143,147      $         133,709
     Interest-bearing                                                                           884,595                894,821
-------------------------------------------------------------------------------------------------------------------------------

          Total deposits                                                                      1,027,742              1,028,530
-------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased and securities sold under agreements to repurchase                  14,502                 16,468
     Federal Home Loan Bank advances                                                             77,300                 92,300
-------------------------------------------------------------------------------------------------------------------------------
          Total short-term borrowings                                                            91,802                108,768
-------------------------------------------------------------------------------------------------------------------------------

Long-term borrowings                                                                            447,088                388,647
Junior subordinated notes held by subsidiary trusts                                              29,242                 29,177
Accrued expenses and other liabilities                                                           14,543                 10,102
-------------------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                              1,610,417              1,565,224
-------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
Common stock, no par value, 24,000,000 shares authorized,
       10,845,869 shares issued at September 30, 2004 and 10,704,938 shares issued
       at December 31, 2003, including shares in treasury                                       162,240                161,005
Retained earnings                                                                                17,613                  7,781
Accumulated comprehensive income, net of deferred income taxes                                    3,721                  4,255
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                183,574                173,041
Treasury stock, at cost, 419,489 shares at September 30, 2004 and 101,146 shares
       at December 31, 2003                                                                     (10,342)                (2,161)
-------------------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                                       173,232                170,880
-------------------------------------------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity                             $       1,783,649      $       1,736,104
===============================================================================================================================

See notes to the consolidated unaudited financial statements



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in thousands, except per share data)                       For the Three Months            For the Nine Months
                                                                      Ended September 30,            Ended September 30,
                                                                       2004           2003            2004           2003
Interest Income:
  Interest and fees on loans                                      $     14,891   $     15,882     $    44,138    $    46,899
  Interest on taxable investment securities                              6,225          6,881          18,229         20,604
  Interest on tax-exempt investment securities                             688            710           2,098          2,155
  Other interest income                                                     46             77             116            161
-----------------------------------------------------------------------------------------------------------------------------
     Total interest income                                              21,850         23,550          64,581         69,819
-----------------------------------------------------------------------------------------------------------------------------
Interest Expense:
  Interest on deposits                                                   4,371          4,438          12,330         14,545
  Interest on short-term borrowings                                        361            144             829            386
  Interest on long-term borrowings                                       3,641          4,298          10,536         12,414
-----------------------------------------------------------------------------------------------------------------------------
  Interest on junior subordinated notes held by subsidiary trusts          586            585           1,750          1,754
-----------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                              8,959          9,465          25,445         29,099
-----------------------------------------------------------------------------------------------------------------------------
         Net interest income                                            12,891         14,085          39,136         40,720
Provision for loan losses                                                  605            920           2,015          2,686
-----------------------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses            12,286         13,165          37,121         38,034
-----------------------------------------------------------------------------------------------------------------------------
Other Income:
  Service charges on deposit accounts                                    2,510          2,196           7,222          5,973
  Investment and insurance commissions                                   2,272            338           3,999          1,100
  Income from fiduciary activities                                         988          1,142           2,574          2,586
  Electronic banking income                                                608            534           1,754          1,517
  Business owned life insurance                                            494            342           1,416          1,060
  Mortgage banking income                                                  227            400             709            967
  (Loss) gain on securities transactions                                    (7)             2              30            (25)
  (Loss) gain on asset disposals                                           (25)             9              22           (229)
  Other                                                                    149             89             644            320
-----------------------------------------------------------------------------------------------------------------------------
         Total other income                                              7,216          5,052          18,370         13,269
-----------------------------------------------------------------------------------------------------------------------------
Other Expenses:
  Salaries and employee benefits                                         6,688          5,031          17,896         14,582
  Net occupancy and equipment                                            1,350          1,127           3,860          3,333
  Amortization of other intangible assets                                  635            551           1,562          1,023
  Professional fees                                                        452            458           1,319          1,442
  Data processing and software                                             431            385           1,344          1,035
  Bankcard costs                                                           404            305           1,106            886
  Franchise tax                                                            374            284           1,086            813
  Marketing                                                                315            200             825            855
  Other                                                                  1,895          1,658           5,367          4,606
-----------------------------------------------------------------------------------------------------------------------------
         Total other expenses                                           12,544          9,999          34,365         28,575
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                               6,958          8,218          21,126         22,728
-----------------------------------------------------------------------------------------------------------------------------
Income taxes                                                             1,820          2,278           5,569          6,334
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                        $      5,138   $      5,940     $    15,557    $    16,394
=============================================================================================================================

Earnings per share:
  Basic                                                           $       0.49   $       0.56     $      1.47    $      1.58
-----------------------------------------------------------------------------------------------------------------------------
  Diluted                                                         $       0.48   $       0.55     $      1.45    $      1.55
-----------------------------------------------------------------------------------------------------------------------------

Weighted-average number of shares outstanding:
  Basic                                                             10,524,304     10,653,999      10,562,547     10,372,617
-----------------------------------------------------------------------------------------------------------------------------
  Diluted                                                           10,669,798     10,896,461      10,748,064     10,585,655
-----------------------------------------------------------------------------------------------------------------------------
Cash dividends declared                                           $      1,888   $      1,836     $     5,725    $     4,917
-----------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                                 $       0.18   $       0.17     $      0.54    $      0.47
-----------------------------------------------------------------------------------------------------------------------------

See notes to the consolidated unaudited financial statements



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Dollars in Thousands, except Per Share Data)                                                Accumulated
                                                       Common Stock            Retained     Comprehensive     Treasury
                                                   Shares         Amount       Earnings        Income          Stock          Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                       10,704,938   $    161,005  $      7,781   $    4,255    $   (2,161)  $    170,880
===================================================================================================================================
Net income                                                                        15,557                                    15,557
Unrealized gains on available-for-sale
securities,
   net of reclassification adjustment                                                            (534)                        (534)
Purchase of treasury stock, 504,656 shares                                                                  (13,373)       (13,373)
Distribution of treasury stock for deferred
   compensation plan (reissued 8,450 shares)                                                                    153            153
Exercise of common stock options (reissued
   111,281 treasury shares)                                         (2,232)                                   3,127            895
Tax benefit from exercise of stock options                             189                                                     189
Issuance of common stock under dividend
   reinvestment plan                                 13,485            376                                                     376
Cash dividends declared                                                           (5,725)                                   (5,725)
Issuance of common stock to purchase Putnam
   Agency, Inc. (reissued 66,582 treasury                             (327)                                   1,912          1,585
   shares)
Issuance of common stock to purchase Barengo
   Insurance Agency, Inc.                           127,446          3,229                                                   3,229
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004                      10,845,869   $    162,240  $     17,613   $    3,721    $  (10,342)  $    173,232
===================================================================================================================================




                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)                                                            For the Three Months         For the Nine Months
                                                                                  Ended September 30,          Ended September 30,
                                                                                     2004         2003           2004          2003
Net income                                                                       $    5,138   $  5,940     $  15,557    $   16,394
Other comprehensive income (loss), net of tax:
   Unrealized gain (loss) on available-for-sale investment securities arising
      during the period                                                               5,152     (6,763)         (514)       (1,703)
   Less: reclassification adjustment for securities (loss) gain included in
   net income, net of tax                                                                (5)         1            20           (16)
-----------------------------------------------------------------------------------------------------------------------------------
         Net unrealized gain (loss) on available-for-sale arising during the          5,157     (6,764)         (534)       (1,687)
         period
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                                                $   10,295   $   (824)    $  15,023    $   14,707
===================================================================================================================================

See notes to the consolidated unaudited financial statements




                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                                                  For the Nine Months
                                                                                        Ended September 30,
                                                                                      2004                  2003
Net cash provided by operating activities                                       $       26,838        $       20,523

Cash flows from investing activities:
     Purchases of available-for-sale securities                                       (118,761)             (592,770)
     Proceeds from sales of available-for-sale securities                                2,065                90,409
     Proceeds from maturities of available-for-sale securities                         111,035               213,136
     Net (increase) decrease in loans                                                  (45,081)                2,528
     Net expenditures for premises and equipment                                        (1,797)               (1,468)
     Net proceeds (expenditures) from sales of other real estate owned                      94                (1,182)
     Business acquisitions, net of cash received                                        (6,948)               12,015
     Investment in business owned life insurance                                       (20,000)                    -
     Investment in limited partnership and tax credit funds                             (2,672)                 (993)
---------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                                (82,065)             (278,325)

Cash flows from financing activities:
     Net increase (decrease) in non-interest-bearing deposits                            9,438                (1,489)
     Net decrease in interest-bearing deposits                                          (9,766)              (11,746)
     Net decrease in short-term borrowings                                             (16,966)               (1,306)
     Proceeds from long-term borrowings                                                 68,300               259,018
     Payments on long-term borrowings                                                   (9,859)              (11,337)
     Cash dividends paid                                                                (5,381)               (4,002)
     Purchase of treasury stock                                                        (13,373)               (2,327)
     Proceeds from issuance of common stock                                                895                 5,265
---------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                             23,288               232,076
---------------------------------------------------------------------------------------------------------------------
                  Net decrease in cash and cash equivalents                            (31,939)              (25,726)
Cash and cash equivalents at beginning of period                                        73,426                55,550
---------------------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                    $       41,487        $       29,824
=====================================================================================================================

Supplemental cash flow information:
     Interest paid                                                              $       25,442        $       25,831
---------------------------------------------------------------------------------------------------------------------
     Income taxes paid                                                          $          115        $        4,197
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


1.  MERGERS AND ACQUISITIONS
    On September 10, 2004, Peoples announced its subsidiary, Peoples Bank, National Association ("Peoples Bank"), had signed a definitive agreement to acquire two full-service banking offices in the Ashland, Kentucky area from Advantage Bank, a subsidiary of Camco Financial Corporation. The offices are located at 1640 Carter Avenue in downtown Ashland (which Peoples Bank does not plan to operate following completion of the acquisition) and 6601 US Route 60 just outside Ashland ("Summit Office").

    Under the terms of the agreement, Peoples Bank has agreed to pay a 10.21 % premium, or approximately $6.6 million in cash, in acquiring approximately $65 million of deposits, the fixed assets of the banking offices and approximately $45 million of loans at book value. Peoples expects to complete the acquisition, which is subject to regulatory approval, in early December 2004. Upon completion of the acquisition, Peoples will operate the Summit Office as a full-service office of Peoples Bank.

    In conjunction with this acquisition and subject to the satisfaction of applicable banking regulations, Peoples Bank intends to close its offices at 747 Bellefonte Road in Flatwoods, Kentucky, concurrent with the acquisition, and 1410 Eagle Drive outside Ashland, Kentucky, in late December 2004, due to their close proximity to existing and to-be-acquired offices, as well as sales activity at the offices.

    At the close of business on May 28, 2004, Peoples completed the acquisition of Barengo Insurance Agency, Inc., ("Barengo"), based in Marietta, Ohio, for initial consideration of $6.3 million ($3.1 million in cash and $3.2 million in Peoples Bancorp's common shares). The agreement also provides for additional consideration of up to $2.7 million ($1.3 million in cash and $1.4 million in Peoples Bancorp's common shares) to be paid by Peoples over the next three years, contingent on Barengo achieving certain revenue growth goals. Peoples accounted for this transaction under the purchase method of accounting. As part of the preliminary purchase price allocation, Peoples recorded goodwill of $4.8 million and customer relationship intangible of $2.0 million. The preliminary purchase price allocation is subject to change.

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

    Both Barengo and the Putnam Agency are full-service insurance agencies that offer a wide range of insurance products to both commercial and individual clients. Peoples operates the former agencies as divisions of Peoples Insurance Agency, Inc., using the "Barengo Insurance Agency" and "Putnam Agency" trade names. Peoples has retained all key producers and managers, with the exception of one producer with the Putnam Agency who has retired.

    The balances and operations of the acquisitions are included in Peoples' consolidated financial statements from the date of the acquisition, and do not materially impact Peoples' financial position, results of operations or cash flows for any period presented.


2.  NEW ACCOUNTING PRONOUNCEMENTS:
    In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus Issue No. 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments"("EITF 03-1"). EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and investments accounted for under the cost method. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value.

    The recognition and measurement provisions of EITF 03-1 were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, on September 30, 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position (FSP) 03-1-1delaying the effective date for the recognition and measurement guidance of EITF 03-1 until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The final FSP providing implementation guidance is expected to be issued early in December 2004. Certain disclosure requirements of the EITF 03-1, adopted by Peoples in 2003,were unaffected by this delay and remain in effect.


3.  STOCK-BASED COMPENSATION:
    Peoples accounts for stock-based compensation using the intrinsic value method. No stock-based employee compensation cost is reflected in net income, since all options granted under Peoples' stock-based compensation plans had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if Peoples had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


(Dollars in Thousands, except Per Share Data)                 Three Months Ended               Nine Months Ended
                                                                September 30,                    September 30,
                                                              2004            2003             2004            2003

Net Income, as reported                                   $     5,138     $     5,940      $    15,557     $    16,394
Deduct: stock-based compensation expense determined
     under fair value based method, net of tax                    141             139              391             365
-----------------------------------------------------------------------------------------------------------------------
Pro forma net income                                      $     4,997     $     5,801      $    15,166     $    16,029
-----------------------------------------------------------------------------------------------------------------------


Basic Earnings Per Share:
     As reported                                          $      0.49     $      0.56      $      1.47     $      1.58
-----------------------------------------------------------------------------------------------------------------------
     Pro forma                                            $      0.47     $      0.54      $      1.44     $      1.55
-----------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share:
     As reported                                          $      0.48     $      0.55      $      1.45     $      1.55
-----------------------------------------------------------------------------------------------------------------------
     Pro forma                                            $      0.47     $      0.53      $      1.41     $      1.51
-----------------------------------------------------------------------------------------------------------------------


The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003:

                                                           2004          2003
Risk-free interest rate                                    3.93%         5.50%
Dividend yield                                             2.59%         2.51%
Volatility factor of the market price of parent stock      29.4%         30.8%
Weighted-average expected life of options                7 years       7 years



4.  EMPLOYEE BENEFIT PLANS:
    Components of Net Periodic Benefit Costs
    Peoples sponsors a noncontributory defined benefit pension plan and a contributory postretirement benefit plan. The following table details the components of the net periodic benefit cost for both plans:


    Pension Benefits:
                                      For the Three Months       For the Nine Months
                                       Ended September 30,       Ended September 30,
(Dollars in Thousands)                     2004         2003         2004          2003

Service cost                          $     226   $      205    $     677    $      531
Interest cost                               193          179          579           516
Expected return on plan assets             (243)        (245)        (729)         (646)
Amortization of transition asset              -            -            -             -
Amortization of prior service cost            -           (2)           2            (4)
Amortization of net loss                     52           33          156            67
----------------------------------------------------------------------------------------
Net periodic benefit cost             $     228   $      170    $     685    $      464
========================================================================================


    Postretirement Benefits:
                                      For the Three Months       For the Nine Months
                                       Ended September 30,       Ended September 30,
(Dollars in Thousands)                     2004         2003         2004          2003
Service cost                          $       -   $        -    $       -    $        -
Interest cost                                 8           10           26            30
Expected return on plan assets                -            -            -             -
Amortization of transition asset              -            -            -             -
Amortization of prior service cost            4            4            9             9
Amortization of net loss                      -            1            -             3
----------------------------------------------------------------------------------------
Net periodic benefit cost             $      12   $       15    $      35    $       42
========================================================================================

Employer Contributions
----------------------
Through September 30, 2004, Peoples had made contributions totaling $1.7 million to its defined benefit pension plan for the current year, as recommended by the Retirement Plan Committee and authorized by the Board of Directors of Peoples Bancorp. Peoples plans to make additional contributions totaling $900,000 during the fourth quarter of 2004, as authorized by the Board of Directors of Peoples Bancorp.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows:

                                                                     At or For the Three                    At or For the Nine
                                                                 Months Ended September 30,             Months Ended September 30,

SIGNIFICANT RATIOS                                                 2004               2003                 2004               2003
Return on average equity                                             11.95 %            13.85 %             12.10 %          13.26 %
Return on average assets                                              1.15 %             1.34 %              1.19 %           1.29 %
Net interest margin (a)                                               3.34 %             3.57 %              3.44 %           3.59 %
Non-interest income leverage ratio (b)                               60.86 %            53.36 %             55.20 %          49.15 %
Efficiency ratio (c)                                                 57.97 %            48.35 %             56.10 %          49.59 %
Average stockholders' equity to average assets                        9.59 %             9.66 %              9.82 %           9.71 %
Average loans to average deposits                                    91.84 %            85.34 %             89.93 %          87.07 %
Cash dividends to net income                                         36.75 %            30.89 %             36.80 %          29.99 %
------------------------------------------------------------------------------------------------------------------------------------

ASSET QUALITY RATIOS (end of period)
Nonperforming loans as a percent of total loans (d)                   0.53 %             0.61 %              0.53 %           0.61 %
Nonperforming assets as a percent of total assets (e)                 0.30 %             0.39 %              0.30 %           0.39 %
Allowance for loan losses to loans net of unearned interest           1.55 %             1.57 %              1.55 %           1.57 %

------------------------------------------------------------------------------------------------------------------------------------

CAPITAL RATIOS (end of period)
Tier I capital ratio                                                 11.97 %            14.54 %             11.97 %          14.54 %
Risk-based capital ratio                                             13.29 %            15.88 %             13.29 %          15.88 %
Leverage ratio                                                        7.85 %             8.88 %              7.85 %           8.88 %
------------------------------------------------------------------------------------------------------------------------------------

PER SHARE DATA
Net income per share - basic                                          0.49               0.56       $        1.47    $        1.58
Net income per share - diluted                                        0.48               0.55                1.45             1.55
Cash dividends per share                                              0.18               0.17                0.54             0.47
Book value per share (end of period)                                 16.61              16.42               16.61            16.42
Tangible book value per share (end of period) (f)                    10.41              12.05       $       10.41    $       12.05
Weighted average shares outstanding - Basic                     10,524,304         10,653,999          10,562,547       10,372,617
Weighted average shares outstanding - Diluted                   10,669,798         10,896,461          10,748,064       10,585,655
Common shares outstanding at end of period                      10,426,380         10,632,858          10,426,380       10,632,858
----------------------------------------------------------------------------------------------------------------------------------

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

References will be found in this Form 10-Q to the following significant transactions that have impacted or are expected to impact Peoples' results of operations:

o As discussed in Note 1 of Notes to the Consolidated Unaudited Financial Statements, Peoples completed the acquisition of Putnam Agency, Inc. ("Putnam") on April 30, 2004 and Barengo Insurance Agency, Inc. ("Barengo") on May 28, 2004, (collectively, the "Insurance Agency Acquisitions"). In addition, Peoples plans to acquire two full-service banking offices in the Ashland, Kentucky area in early December 2004 (the "Ashland Banking Acquisition"). In conjunction with the Ashland Banking Acquisition, Peoples plans to close two current banking offices in Flatwoods, Kentucky, and outside Ashland, Kentucky, and does not plan to operate one of the acquired offices.

o On May 9, 2003, Peoples completed its acquisition of Kentucky Bancshares Incorporated ("Kentucky Bancshares"), the holding company of Kentucky Bank & Trust. In this transaction, Peoples acquired loans of $75 million, deposits of $113 million, and trust assets under management of $182 million, as well as three ATMs and five full-service financial service offices in northeastern Kentucky. In addition, Peoples Bank closed an office at 404 Ferry Street in Russell, Kentucky, concurrent with the Kentucky Bancshares acquisition. Peoples Bank also closed its Catlettsburg, Kentucky, office on October 17, 2003, due to the proximity of the acquired Ashland, Kentucky, office.

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

o On December 17, 2003, Peoples Bancorp announced the authorization to repurchase up to 425,000, or approximately 4%, of Peoples Bancorp's outstanding common shares in 2004 from time to time in open market or privately negotiated transactions. On August 13, 2004, Peoples Bancorp announced the authorization to repurchase an additional 200,000 shares, or approximately 2%, of Peoples Bancorp's outstanding common shares in 2004 from time to time in open market or privately negotiated transactions (collectively the "2004 Stock Repurchase Program"). The repurchases are eligible to be used for projected exercises of stock options granted under Peoples' stock option plans, projected purchases of common shares for Peoples Bancorp's deferred compensation plans, and other general corporate purposes. The timing of the purchases and the actual number of common shares purchased are dependent on market conditions and limitations imposed by applicable federal securities laws. The 2004 Stock Repurchase Program expires December 31, 2004, and will not exceed an aggregate purchase price of $19.5 million. Through November 1, 2004, Peoples Bancorp had repurchased 503,148 common shares (or 81% of the total authorized) under the 2004 Stock Repurchase Program, at an average price of $26.51.

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

There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses of $14.8 million at September 30, 2004, is adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans.

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be "other-than-temporary" results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management systematically evaluates Peoples' investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and Peoples' ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At September 30, 2004, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

Goodwill and Other Intangible Assets
------------------------------------
Over the past several years, Peoples has grown through mergers and acquisitions accounted for under the purchase method of accounting. Under the purchase method, Peoples is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. At September 30, 2004, Peoples had $10.3 million of core deposit and customer relationship intangible assets acquired in acquisitions, subject to amortization, and $53.8 million of goodwill, not subject to periodic amortization.

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

Customer relationship intangibles are required to be amortized over their estimated useful lives. The method of amortization should reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. Since Peoples' acquired customer relationships are subject to routine customer attrition, the relationships are more likely to produce greater benefits in the near-term than in the long-term, which typically supports the use of an accelerated method of amortization for the related intangible assets. Management is required to evaluate the useful life of customer relationship intangibles to determine if events or circumstances warrant a change in the estimated life. Should management determine in future periods the estimated life of any intangible asset is shorter than originally estimated, Peoples would adjust the amortization of that asset, which could increase future amortization expense.

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

Peoples has reviewed its recorded goodwill and concluded that the recorded value of goodwill was not impaired as of September 30, 2004. However, future events could cause management to conclude that impairment indicators exist and re-evaluate goodwill. If such re-evaluation indicated impairment, Peoples would recognize the loss, if any. Any resulting impairment loss could have a material, adverse impact on Peoples' financial condition and results of operations.



                              RESULTS OF OPERATIONS


Overview of the Income Statement
--------------------------------
For the quarter ended September 30, 2004, net income totaled $5,138,000, or $0.48 per diluted share, down from $5,940,000, or $0.55 per diluted share, for the third quarter of 2003. Net income totaled $15,557,000 for the nine months ended September 30, 2004, compared to $16,394,000 through nine months of 2003, and earnings per diluted share were $1.45 versus $1.55 for the same periods, respectively. Peoples' earnings grew 2% in the third quarter, from $5,053,000, or $0.47 per diluted share, reported in the second quarter of 2004. While continued net interest margin compression was the primary reason for the lower earnings compared to last year, earnings were also negatively impacted by costs of approximately $100,000 incurred in the third quarter of 2004 to cleanup and repair damage caused by the significant flooding in the Mid-Ohio Valley in mid-September brought on by the remnants of Hurricane Ivan.


Net interest income was $12,891,000 in the third quarter of 2004, down 8% compared to $14,085,000 in 2003's third quarter, but up 2% from $12,697,000 in the second quarter of 2004. Net interest margin was 3.34% for the third quarter of 2004, compared to 3.39% for the prior quarter and 3.57% for the third quarter of 2003. For the nine months ended September 30, 2004, net interest income totaled $39,136,000 and net interest margin was 3.44%, versus $40,720,000 and 3.59%, respectively, for the same period in 2003. Net interest margin continues to compress due to declining asset yields as a result of intense competition for quality loans and the extended period of historically low rates, while a modest increase in earning assets accounted for the higher level of net interest income compared to the prior quarter.

For the quarter ended September 30, 2004, other income was $7,216,000, up 43% from $5,052,000 for the same period a year ago and up 15% from $6,267,000 for the second quarter of 2004. These increases were primarily the result of the Insurance Agency Acquisitions. The Putnam and Barengo divisions combined produced $1.9 million of revenue in the third quarter compared to $1.0 million in the prior quarter, reflecting a full-quarter's impact of the newly added divisions. On a year-to-date basis through September 30, 2004, other income totaled $18,370,000 compared to $13,269,000 for the first nine months of 2003, a 38% increase. In addition to the increased insurance revenues, revenues from the offices added in the Kentucky Bancshares acquisition, particularly deposit account service charges, accounted for much of the revenue growth.

Other expense was $12,544,000 in the third quarter of 2004, up 25% compared to $9,999,000 for the same quarter in 2003, with $1.3 million of the increase attributable to additional operating expenses, primarily salaries and benefits, occupancy and equipment costs and intangible amortization, due to the Insurance Agency Acquisitions. Compared to the second quarter of 2004, non-interest expense was up 9% in the third quarter, with 64% of the increase attributable to a full-quarter's impact of the Insurance Agency Acquisitions. For the nine months ended September 30, 2004, other expense totaled $34,365,000, up 20% versus $28,575,000 for the same period in 2003. In addition to the $2.0 million of increased expense due to the Insurance Agency Acquisitions, the combination of a full-year's impact of the Kentucky Bancshares acquisition and higher employee benefit costs, especially medical costs, were contributing factors to the overall increase in expenses.


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

Net interest income totaled $12,891,000 in the third quarter of 2004, down from $14,085,000 a year ago. Interest income totaled $21,850,000 for the three months ended September 30, 2004, down 7% compared to the same period last year. This decrease was due mainly to assets repricing downward in the low rate environment, coupled with a modest reduction in earning assets. Interest expense totaled $8,959,000 in the third quarter of 2004 versus $9,465,000 in 2003's third quarter, down 5%, reflecting the lower cost of funds.

Compared to the second quarter of 2004, net interest income was up $194,000 (or 2%), from $12,697,000. Interest income increased 3% compared to $21,145,000, reflecting an increase in earning assets from the second quarter of 2004. Interest expense increased by 6% from $8,448,000, attributable to management shifting to longer-term debt to lock in the current low rates and marginally higher cost of funds due to the recent actions by the Federal Reserve to raise interest rates.

On a year-to-date basis, net interest income was $39,136,000 through September 30, 2004, compared to $40,720,000 for the first nine months of 2003. Interest income dropped 8% to $64,581,000 and interest expense was down 13% from $29,099,000. These declines reflect the impact of the extended period of low interest rates, which reduced both asset yields and cost of funds. In addition, asset yields have been negatively impacted by strong competition for loans, while the Long-Term Debt Restructuring in late 2003 contributed to the overall reduction in Peoples' cost of funds.

Peoples derives a portion of its interest income from loans to and investments issued by states and political subdivisions. Since these revenues generally are not subject to income taxes, management believes it is more meaningful to analyze net interest income on a fully-tax equivalent ("FTE") basis, which adjusts interest income by converting tax-exempt income to the pre-tax equivalent of taxable income using an effective tax rate of 35%. Net interest margin, calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the mix and pricing of Peoples' earning assets and interest-bearing liabilities. The following table details the calculation of FTE net interest income and margin:



                                                 Third          Second           Third              For the Nine Months
                                                Quarter        Quarter          Quarter             Ended September 30,
(Dollars in Thousands)                           2004            2004             2003              2004             2003

Net interest income, as reported            $      12,891   $      12,697   $       14,085     $      39,136    $      40,720
Taxable equivalent adjustments              $         405   $         409              413             1,229            1,239
------------------------------------------------------------------------------------------------------------------------------
Fully-tax equivalent net interest income    $      13,296   $      13,106   $       14,498     $      40,365    $      41,959
------------------------------------------------------------------------------------------------------------------------------
Average earning assets                      $   1,591,511   $   1,550,370   $    1,625,721     $   1,572,405    $   1,563,048
------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                 3.34%           3.39%            3.57%             3.44%            3.59%
------------------------------------------------------------------------------------------------------------------------------

The sustained low interest rate environment has challenged Peoples' generation of net interest income due to declining asset yields with limited opportunities for similar reduction in Peoples' cost of funds. The FTE yield on earning assets was 5.57% in the third quarter of 2004, unchanged from the prior quarter and down compared to 5.88% in 2003's third quarter. Additionally, net interest margin was impacted by management's efforts to secure longer-term funding at higher rates.

Net loans comprise the largest portion of Peoples' earning assets, averaging $929.8 million in the third quarter of 2004, up from $905.7 million in the prior quarter and $895.0 million in the third quarter of 2003. The FTE yield on net loans was 6.39% for the three months ended September 30, 2004, versus 6.48% and 7.08% for the second quarter of 2004 and third quarter of 2003, respectively. The combination of customers refinancing higher rate loans and significant volumes of prime based commercial loan originations were key factors in the lower yield, while the sale of the credit card portfolio contributed to the reduction in yield from a year ago. For the nine months ended September 30, 2004, average loans grew $39.4 million to $911.0 million and the FTE yield dropped 72 basis points to 6.48% reflecting the impact of the low interest rate environment and increased market competition for quality loans.

Investment securities averaged $651.1 million in the third quarter of 2004, up from $639.7 million last quarter but down from $699.2 million a year ago, with FTE yields of 4.48%, 4.32% and 4.56%, respectively. The decrease in the average balance from a year ago is largely attributable to management using a portion of the principal runoff to manage liquidity, fund loan growth and other corporate purposes. For the nine months ended September 30, 2004, average investment securities decreased $23.4 million to $647.2 million, while the average FTE yield was down 34 basis points due to the current rate environment and related investment of funds at significantly lower rates.

Peoples' interest-bearing liabilities averaged $1.45 billion in the third quarter of 2004 compared to $1.41 billion last quarter and $1.46 billion a year ago. Traditional deposits comprise the majority of Peoples' interest-bearing liabilities, averaging $882.3 million for the quarter ended September 30, 2004 compared to $887.2 million in the second quarter of 2004 and $934.1 million in 2003's third quarter. The lower level of deposits in the third quarter was due primarily to intense competition for deposits, particularly certificates of deposit. For the quarter ended September 30, 2004, the cost of funds from interest-bearing deposits was 1.97%, up from 1.88% for both the prior quarter and third quarter a year ago. This increase reflects management's strategy to shift to longer-term funding and the impact of the recent increase in market rates. Comparing the nine months ended September 30, 2004, to the first nine months of 2003, interest-bearing liabilities increased $24.2 million, to $1.42 billion, while the average cost dropped to 2.38% from 2.78%.

Peoples also utilizes a variety of borrowings as complementary funding sources to traditional deposits. For the three months ended September 30, 2004, total borrowed funds averaged $570.8 million compared to $518.8 million for the second quarter of 2004 and $528.5 million a year ago. These increases were the result of management using various borrowings to fund asset growth and offset declines in interest-bearing deposits. Even with this increase, Peoples' overall cost of borrowed funds dropped to 3.16% from 3.29% last quarter and 3.77% in the third quarter of 2003, due in part to the Long-Term Debt Restructuring.

Peoples' main source of borrowed funds is short- and long-term advances from the FHLB. Short-term FHLB borrowings averaged $82.7 million in the third quarter of 2004 compared to $24.3 million a year ago, with an average cost of 1.50% and 1.56% for the same periods, respectively. Long-term FHLB borrowings averaged $183.1 million in the third quarter of 2004, down versus $221.6 million a year ago, with an average cost of 3.76% and 4.62% for the same periods, respectively. These changes reflect the impact of the Long-Term Debt Restructuring and management's continued use of FHLB borrowings to fund asset growth and manage interest rate sensitivity, as deemed appropriate. Compared to the second quarter of 2004, average short-term FHLB borrowings grew $19.5 million and long-term FHLB borrowings increased $12.9 million. Management expects to continue shifting to longer-term borrowings, as appropriate, to lock in rates in anticipation of rising interest rates in the future. Additional information regarding Peoples' advances from the FHLB can be found later in this Discussion under the caption "Funding Sources".

In addition to FHLB borrowings, Peoples also accesses national market repurchase agreements to diversify funding sources. Typically, these repurchase agreements are for terms of 90 days or less. However, Peoples utilized repurchase agreements with terms ranging from 2 to 5 years as part of the Investment Growth Strategy in an effort to match the term of the funding sources with the initial estimated life of the investments. In the third quarter of 2004, wholesale market term repurchase agreements averaged $243.6 million compared to $223.5 million for the prior quarter and $216.3 million for the third quarter of 2003. The average cost of wholesale repurchase agreements was 2.87% in the third quarter of 2004, virtually unchanged from prior periods.

As is the case with many financial institutions, strong competition for loans and deposits continued to impact net interest income and margin during the third quarter of 2004. While the 75 basis point increase in rates by the Federal Reserve has eased some of the net interest income pressures, management's efforts to secure long-term, fixed rate funding to lock in rates and match fund some long-term loans, coupled with the lag in repricing of a sizeable portion of Peoples' variable rate loans, limits any short-term improvement. Management believes additional interest rate increases could cause net interest income to increase modestly based on Peoples' interest rate risk position and asset-liability simulations at September 30, 2004. Even though management continues to focus on minimizing the impact of future rate changes on earnings, Peoples' net interest margin and income remain difficult to predict, and to manage, since changes in market interest rates and the timing of these changes remain uncertain.


Provision for Loan Losses
-------------------------
In the third quarter of 2004, Peoples' provision for loan losses was $605,000, down 2% from $616,000 in the prior quarter and down 34% from $920,000 a year ago. The lower overall provision was the result of Peoples' quarterly analysis of the adequacy of the allowance for loan losses and is directionally consistent with Peoples' continued strong asset quality and lower level of loan delinquencies. For the nine months ended September 30, 2004, Peoples provision for loan losses totaled $2,015,000, compared to $2,686,000 for the same period in 2003, representing a 25% reduction. When expressed as a percentage of average loans, the provision was 0.06% in the third quarter of 2004 compared to 0.07% in the second quarter of 2004 and 0.10% in the third quarter of 2003. Future provisions will continue to be based on management's quarterly procedural discipline described in the "Critical Accounting Policies" section of this Discussion.


Non-Interest Income
-------------------
Peoples generates non-interest income from six primary sources: deposit account service charges, fiduciary activities, investment and insurance commissions, electronic banking ("e-banking"), mortgage banking and business owned life insurance ("BOLI"). In the third quarter of 2004, non-interest income was $7,216,000, up $2,164,000 (or 43%) from $5,052,000 a year ago. Compared to the second quarter of 2004, non-interest income grew $949,000 (or 15%) in the third quarter. The Putnam and Barengo divisions generated revenue of $1.9 million in the third quarter of 2004 versus $1.0 million in the prior quarter, reflecting a full-quarter's impact of the Insurance Agency Acquisitions. These revenues, coupled with enhanced deposit account service charges and BOLI income, were the primary reasons for the increased non-interest income. For the nine months ended September 30, 2004, non-interest income was $18,370,000, up $5,101,000 (or 38%)
from $13,269,000 for the same period in 2003, with insurance and investment commissions and deposit account services charges accounting for $2,899,000 and $1,249,000 of the increase, respectively.

Peoples' largest source of non-interest revenue remains service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided. For the quarter ended September 30, 2004, deposit account service charges totaled $2,510,000, up 14% from $2,196,000 for 2003's third quarter and up 2% compared to the second quarter of 2004. On a year-to-date basis, deposit account service charges totaled $7,222,000 in 2004, versus $5,973,000 in 2003, a 21% increase. These increases from last year were the result of higher volumes of overdraft and non-sufficient funds ("NSF") fees, combined with an overall increase in the number of checking accounts primarily due to acquisitions. Additionally, Peoples increased certain cost recovery fees, including overdraft and NSF fees, effective January 1, 2004. Management periodically evaluates its cost recovery fees to ensure the fees are reasonable based on operational costs, as well as similar to fees charged in Peoples' markets. The following table details Peoples' deposit account service charges:


                      Three Months Ended Nine Months Ended
                           September 30, September 30,

(Dollars in Thousands)                        2004            2003             2004           2003
Overdraft fees                          $    1,708      $    1,444       $    4,745      $   3,843
Non-sufficient funds fees                      484             396            1,362          1,047
Other fees and charges                         318             356            1,115          1,083
---------------------------------------------------------------------------------------------------
Total                                   $    2,510      $    2,196       $    7,222      $   5,973
---------------------------------------------------------------------------------------------------

Insurance and investment commissions were $2,272,000 in the third quarter of 2004, versus $1,428,000 and $338,000 for the second quarter of 2004 and third quarter of 2003, respectively. For the nine months ended September 30, 2004, insurance and investment commissions were $3,999,000, up 264% from a year ago. These increases were attributable to the Insurance Agency Acquisitions completed in mid-second quarter 2004. The following table details Peoples' insurance and investment commissions:


                      Three Months Ended Nine Months Ended
                           September 30, September 30,

(Dollars in Thousands)                        2004            2003             2004           2003
Property and casualty insurance         $    1,936      $      115       $    3,160      $     318
Life and health insurance                      146              19              251            120
Brokerage                                       78              71              294            165
Fixed annuities                                 75              96              186            390
Credit life and A&H insurance                   37              37              108            107
---------------------------------------------------------------------------------------------------
Total                                   $    2,272      $      338       $    3,999      $   1,100
---------------------------------------------------------------------------------------------------

Peoples offers various e-banking services, including ATM and debit cards, direct deposit services and Internet banking, as alternative delivery channels to traditional sales offices, for providing services to clients. Peoples' electronic banking services generated revenues of $608,000 for third quarter of 2004 compared to $534,000 a year ago, an increase of $74,000 (or 14%). On a year-to-date basis through September 30, 2004, e-banking income was up 16% to $1,754,000, from $1,517,000 for the nine months of 2003.

Since August 1, 2003, Peoples, as well as other financial services companies, have experienced a reduction in fees earned on certain debit card transactions as a result of the VISA and MasterCard litigation settlement. Despite the reduced fee structure, Peoples' e-banking revenues have remained strong. Management currently does not plan to implement new fees for customers using its debit cards to offset any decline in revenues but rather, plans to partially offset the reduced income stream by continuing to grow core deposits, issuing more debit cards, and encouraging customers to use their debit cards as a convenient way to do their banking. At September 30, 2004, Peoples had 65,319 cards issued, with 47% of all eligible deposit accounts issued a debit card, compared to 49,017 cards and a 43% penetration rate a year ago. Peoples' customers used their debit cards to complete $31 million of transactions in the third quarter of 2004, up 27% from a year ago and 2% from the second quarter of 2004, and $89 million of transactions through nine months of 2004, up 35% from $66 million in the first nine months of 2003.

Peoples' mortgage banking involves the origination and selling of long-term, fixed-rate real estate loans into the secondary market. In the third quarter of 2004, mortgage banking produced revenues of $227,000 compared to $283,000 in the prior quarter and $400,000 in the third quarter of 2003. For the nine months ended September 30, 2004, mortgage banking income was $709,000 versus $967,000 for the same period in 2003. The reduction in mortgage banking income from last year reflects the expected decline in real estate loan refinancing activity in response to higher long-term rates plus seasonality. The following table details Peoples' mortgage banking activity:


     (Dollars in Thousands)           Mortgage          Mortgage     Number of
                                      Banking            Loans       Mortgages
                                      Income              Sold        Sold
      Third quarter of 2004         $   227        $     11,671          132
     Second quarter of 2004             283              10,978          141
      First quarter of 2004             199              10,480          117
     Fourth quarter of 2003             385              13,161          159
      Third quarter of 2003             400              24,983          305
     Second quarter of 2003             337              19,300          211
      First quarter of 2003             230               9,999          103

While it appears the real estate loan refinancing activity will remain light compared to 2003 activity, mortgage banking is a key part of Peoples' long-term business strategy. Further information regarding Peoples' mortgage banking activities can be found later in this discussion under "Loans."

Peoples' fiduciary revenues totaled $988,000 in the third quarter of 2004, compared to $1,142,000 a year ago and $812,000 for the second quarter of 2004. On a year-to-date basis, fiduciary revenues were $2,574,000 through September 30, 2004, nearly identical to $2,586,000 for the same period in 2003. While the Kentucky Bancshares acquisition added trust assets of about $182 million, changes in market value continue to influence Peoples' fiduciary revenues since a significant portion of fiduciary fees is based on the relative performance of equity markets.

Peoples' BOLI investment enhances operating efficiency by offsetting rising employee benefit costs. For the quarter ended September 30, 2004, BOLI income totaled $494,000 compared to $342,000 a year ago and $506,000 last quarter. For the first nine months of 2004, BOLI income was $1,416,000, up 34% from $1,060,000 for the first nine months of 2003. In early 2004, Peoples invested an additional $20 million in BOLI, which was the key driver of the increased BOLI income from a year ago. Management believes BOLI will continue to provide a better vehicle for funding future benefit costs than alternative investment opportunities with similar risk characteristics.


Non-Interest Expense
--------------------
For the quarter ended September 30, 2004, non-interest expense totaled $12,544,000, up $2,545,000 (or 25%) from $9,999,000 a year ago. Expenses due to the Insurance Agency Acquisitions, primarily salaries and benefits expense, occupancy and equipment costs and intangible amortization, totaled $1.3 million for the third quarter of 2004 and represented the majority of the increase in non-interest expense. Compared to the second quarter of 2004, non-interest expense grew $1,013,000 (or 9%), from $11,531,000, with $649,000 (or 64%) of the increase due to a full quarter's impact of the Insurance Agency Acquisitions. Increased salaries and benefit costs, coupled with the $100,000 of flood-related costs, also accounted for a significant portion of the additional expenses during the third quarter. Non-interest expense totaled $34,365,000 through nine months of 2004 versus $28,576,000 a year ago, a 20% increase largely attributable to recent acquisitions and Peoples' continued investment in technology designed to improve customer service capabilities.

Salaries and benefits remain Peoples' largest operating expense, which is inherent in a service-based industry such as financial services. For the three months ended September 30, 2004, salaries and benefits totaled $6,688,000, up compared to $5,819,000 last quarter and $5,031,000 for 2003's third quarter. Nearly half of these increases are attributable to the Insurance Agency Acquisitions. On a year-to-date basis through September 30, 2004, salaries and benefits increased $3,314,000, totaling $17,896,000 versus $14,582,000, with the Insurance Agency Acquisitions accounting for $1.3 million of this increase. In addition, rising medical costs and higher sales-related compensation, coupled with annual salary adjustments necessary to retain key associates and additional personnel in key sales and support positions, were also significant factors for the overall increase. Management continues to explore ways, such as the BOLI investment, to offset the rising salaries and benefit costs in order to provide a reasonable level of benefits to associates and remain competitive in order to attract and hire talented professionals.

In the third quarter of 2004, net occupancy and equipment expenses were $1,350,000, up 5% from $1,289,000 the prior quarter and 20% from $1,127,000 for the third quarter of 2003. Through nine months of 2004, occupancy and equipment expenses grew 16% compared to a year ago, totaling $3,860,000 versus $3,333,000. These increases were a result of recent acquisitions and investments in technology, which produced additional occupancy and equipment expenses, particularly depreciation expense, as well as costs of approximately $100,000 to cleanup and repair damage to several of its locations due to flooding in mid-September 2004. Management believes the continued investment in technology enhances Peoples' ability to serve clients and satisfy their financial needs, while acquisitions have allowed Peoples to expand its customer base for economies of scale. Management continues to monitor capital expenditures to ensure the resources deployed either improve efficiencies or generate additional revenues.

Acquisitions also caused an increase in amortization expense of customer relationship intangible assets. In the third quarter of 2004, intangible amortization was $635,000 compared to $526,00 last quarter and $551,000 in the third quarter of 2003. Management believes total intangible amortization could be slightly higher in the fourth quarter due to Peoples amortizing the customer relationship intangibles to be acquired in the Ashland Banking Acquisition, with slight reductions in future quarters since Peoples uses an accelerated method of amortization for these intangibles. On a year-to-date basis, intangible amortization totaled $1,562,000 through September 30, 2004, compared to $1,023,000 for the same period in 2003.

For the three months ended September 30, 2004, data processing and software costs were $431,000, up 12% from $385,000 a year ago but down 2% from $441,000 last quarter. On a year-to-date basis, data processing and software costs totaled $1,344,000 through September 30, 2004, compared to $1,035,000 a year ago. The higher level of data processing and software costs was attributable to an increase in software licensing fees in response to additional office locations and users of key software packages, as well as amortization of Peoples' $1.8 million investment in Customer Relationship Management ("CRM") and profitability systems, the majority of which was software related costs. While the CRM/profitability investment has increased operating expenses, these new systems and processes will be a strategic part of Peoples' sales and marketing efforts for many years and are consistent with management's long-term focus to build the best process to grow revenues and develop profitable customer relationships.

Professional fees, which include fees for accounting, legal and other professional services, totaled $452,000 for the third quarter of 2004, compared to $411,000 for the second quarter of 2004 and $458,000 for the third quarter of 2003. For the nine months ended September 30, 2004, professional fees were $1,319,000 compared to $1,442,000 in the same period in 2003, a 9% decrease. For the last two years, Peoples has paid consulting fees to the firm that assisted with the implementation of the Overdraft Privilege program, which were based on a percentage of the net improvement in overdraft fee income. The consulting contract terminated at the end of the first quarter of 2004, which reduced professional fees due to the elimination of the consulting expense. Management believes professional fees could increase slightly in the fourth quarter of 2004 as Peoples works to comply with new reporting requirements mandated by the Sarbanes-Oxley Act, which apply to all public companies.

Peoples' bankcard costs, which consist primarily of debit card and ATM processing fees, were $404,000 in the third quarter of 2004, up from $305,000 a year ago and $378,000 last quarter. For the nine months ended September 30, 2004, bankcard costs totaled $1,106,000 compared to $886,000 for the first nine months of 2003. These increases were largely the result of Peoples' customers using the ATM and debit cards to complete more of their transactions and additional cards issued.

Peoples is subject to various state franchise taxes, which are based largely on Peoples Bank's equity at year-end. For the third quarter of 2004, franchise taxes totaled $374,000 compared to $284,000 for 2003's third quarter. On a year-to-date basis, franchise taxes were $1,086,000 through September 30, 2004, versus $813,000 a year ago. These increases were primarily attributable to additional equity at Peoples Bank resulting from the Kentucky Bancshares acquisition and a $16 million capital contribution from Peoples Bancorp in early 2003. Despite the increased franchise taxes, management believes Peoples Bank's stronger capital level positions Peoples for strategic growth. In addition, management regularly evaluates the capital position of Peoples' other direct and indirect subsidiaries and seeks to maximize Peoples' consolidated capital position through allocation of capital which is intended to enhance profitability and shareholder value.

The non-interest leverage ratio serves as a measurement of Peoples' efficiency for management and is a key performance indicator for Peoples' incentive compensation plan for senior management and certain other associates. The non-interest leverage ratio is defined as non-interest income as a percentage of operating expenses, excluding gains and losses on securities transactions, asset disposals, early debt extinguishment and sale of the credit card portfolio, as well as intangible asset amortization. The followings details the components of the non-interest leverage ratio calculation:


                                                                     For the Three Months              For the Nine Months
                                                                      Ended September 30,              Ended September 30,
   (Dollars in Thousands)                                                 2004            2003             2004            2003
   Total other income, as reported                                 $     7,216     $     5,052      $    18,370     $    13,269
   Add: Loss on asset disposals                                             25               -                -             229
        Loss on securities transactions                                      7               -                -              25
   Deduct: Gain on securities transactions                                   -               2               30               -
           Gain on asset disposal                                            -               9               22               -
           Recovery of loss on sale of other real estate owned               -               -              210               -
   -----------------------------------------------------------------------------------------------------------------------------
   Adjusted total other income                                           7,248           5,041           18,108          13,523
   -----------------------------------------------------------------------------------------------------------------------------

   Total other expense, as reported                                     12,544           9,999           34,365          28,575
   Deduct: Amortization of other intangible assets                         635             551            1,562           1,023
           Loss on early debt extinguishment                                 -               -                -              41
   -----------------------------------------------------------------------------------------------------------------------------
   Adjusted total other expense                                         11,909           9,448           32,803          27,511
   -----------------------------------------------------------------------------------------------------------------------------
   Non-interest leverage ratio                                           60.9%           53.4%            55.2%           49.2%
   -----------------------------------------------------------------------------------------------------------------------------


For the nine months ended September 30, 2004, the non-interest leverage ratio was 55.2% compared to 49.2% a year ago. Management's strategic goals include maintaining a non-interest leverage ratio greater than 50% as a means of reducing Peoples' reliance on net interest income.


Return on Equity
----------------
In the third quarter of 2004, Peoples' return on equity ("ROE") was 11.95% versus 13.85% for the same quarter last year. For the nine months ended September 30, ROE was 12.10% in 2004 compared to 13.26% a year ago. Management uses ROE to evaluate Peoples' long-term performance. However, management believes earnings per share ("EPS") serves as a more meaningful measurement of short-term performance due to the volatility that can occur in equity from changes in the estimated fair values of Peoples' investment portfolio.


Return on Assets
----------------
Return on assets ("ROA") was 1.15% in the third quarter of 2004 compared to 1.34% a year ago, while on a year-to-date basis, ROA was 1.19% and 1.29% in 2004 and 2003, respectively. In recent years, Peoples' primary focus has shifted to EPS enhancement and ROE while reducing the emphasis on ROA as a key performance indicator. However, management continues to monitor ROA and considers it a measurement of Peoples' asset utilization.


Income Tax Expense
------------------
Peoples continues to make tax-advantaged investments in order to manage its effective tax rate and overall tax burden. At September 30, 2004, the amount of tax-advantaged investments totaled $53.4 million compared to $30.5 million at December 31, 2003 and $29.8 million at September 30, 2003. The additional benefits derived from this increase in tax-advantaged investments resulted in a reduction in Peoples' effective tax rate. For the nine months ended September 30, 2004, Peoples' effective tax rate was 26.4%, down from 27.9% a year ago. Depending on economic and regulatory conditions, Peoples may make additional investments in various tax credit pools and other tax-advantaged assets.



                               FINANCIAL CONDITION


Overview of Balance Sheet
-------------------------
At September 30, 2004, total assets were $1.78 billion compared to $1.74 billion at year-end 2003, an increase of $47.5 million which is attributable to loan growth, as well as additional BOLI and intangible assets associated with the Insurance Agency Acquisitions. Gross loans grew $42.9 million (or 5%) to $957.9 million at September 30, 2004, from $915.0 million at December 31, 2003, with over half of the increase occurring in the third quarter. Investment securities totaled $644.5 million at September 30, 2004 versus $641.5 million at year-end 2003.

Total liabilities were $1.61 billion at September 30, 2004, compared to $1.57 billion at year-end 2003, an increase of $45.2 million. At September 30, 2004, deposits totaled $1.03 billion, unchanged from the prior year-end, while borrowed funds used to fund asset growth totaled $568.1 million, up $41.5 million from $526.6 million at December 31, 2003.

Stockholders' equity totaled $173.2 million at September 30, 2004, versus $170.9 million at December 31, 2003, an increase of $2.3 million. Peoples' earnings, net of dividends paid, of $9.8 million was largely offset by treasury stock purchases, net of shares reissued, of $8.2 million.


Cash and Cash Equivalents
-------------------------
Peoples considers cash and cash equivalents to consist of Federal funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid. The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs. At September 30, 2004, cash and cash equivalents totaled $41.5 million, down $31.9 million (or 43%) from $73.4 million at December 31, 2003. This decrease is attributable to a $36.3 million reduction in Federal funds sold since year-end 2003, of which $20 million was consumed by the BOLI investment in early 2004. Since June 30, 2004, the amount of cash and cash equivalents declined $13.8 million, primarily attributable to fewer items in process of collection at September 30, 2004.

Cash and balances due from banks comprised the largest portion of Peoples' cash and cash equivalents at September 30, 2004, totaling $32.2 million. Since year-end, the amount of cash and balances due from banks grew $3.8 million (or 13%) but was down $15.4 million (or 32%) since June 30, 2004. These changes are due to normal daily fluctuations in the amount of items in process of collection and cash on hand caused by customer activity.

Management believes the current balance of cash and cash equivalents, along with the availability of other funding sources, will allow Peoples to meet cash obligations, special needs and off-balance sheet commitments, such as unfunded loan commitments, undrawn lines of credit, construction loans and letters of credit, as they come due. Peoples will actively manage the principal runoff from the investment and loan portfolios and seek to reinvest those funds appropriately, based on loan demand and investment opportunities, while maintaining adequate liquidity. Further information regarding Peoples' liquidity can be found later in this discussion under "Interest Rate Sensitivity and Liquidity."


Investment Securities
---------------------
At September 30, 2004, the amortized cost of Peoples' investment securities totaled $638.5 million compared to $634.8 million at year-end 2003, while the market value of the investment portfolio was $644.5 million at September 30, 2004, up slightly from $641.5 million at December 31, 2003.The difference in amortized cost and market value at September 30, 2004, resulted in unrealized appreciation in the investment portfolio of $6.0 million and a corresponding increase in Peoples' equity of $3.9 million, net of deferred taxes. In comparison, the difference in amortized cost and market value at December 31, 2003, resulted in unrealized appreciation of $6.7 million and an increase in equity of $4.3 million, net of deferred taxes.

The following table details Peoples' investment portfolio, at estimated fair value:


(Dollars in Thousands)                            September 30,         June 30,       December 31, 2003    September 30,
                                                       2004               2004                                   2003
US Treasury securities and obligations of
     US government agencies and corporations     $         76,173    $         55,440   $         65,441   $         70,043
Obligations of states and political subdivisions           63,976              62,926             66,288             67,316
Mortgage-backed securities                                444,884             459,918            447,341            520,930
Other securities                                           59,439              60,906             62,394             61,464
----------------------------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $        644,472    $        639,190   $        641,464   $        719,753
----------------------------------------------------------------------------------------------------------------------------


Overall, the composition of Peoples' investment portfolio at September 30, 2004, was very comparable to recent periods. Since September 30, 2003, Peoples' investment in mortgage-backed securities has fluctuated due to the timing of Peoples reinvesting the principal runoff. In addition, management has used a portion of the runoff to fund loan growth, the $20 million BOLI investment and other corporate purposes, when deemed appropriate, which has impacted the balance of mortgage-backed securities. Peoples' investment in US government agency obligations grew slightly during the third quarter, as management works to maintain diversity within the investment portfolio.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee ("ALCO") meetings. The ALCO also monitors net interest income, provides recommendations for deposit pricing and maturity guidelines and manages Peoples' interest rate risk. Through active management of the balance sheet and investment portfolio, Peoples seeks to maintain sufficient liquidity to satisfy depositor demand, other company liquidity requirements and various credit needs of its customers.


Loans
-----
Peoples Bank originates various types of loans, including commercial, financial and agricultural loans ("commercial loans"), real estate loans and consumer loans, focusing primarily on lending opportunities in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets. At September 30, 2004, gross loans totaled $957.9 million, up $42.9 million since year-end 2003. Peoples continues to experience strong internal originations of commercial and residential real estate loans, which has offset volume declines experienced in consumer loans. The following table details total outstanding loans:


(Dollars in Thousands)          September 30,       June 30,        December 31,     September 30,
                                    2004              2004              2003             2003
Commercial, mortgage            $      430,513    $      428,580   $      380,372    $      357,304
Commercial, other                      116,621           110,208          131,697           139,671
Real estate, construction               37,847            22,853           21,056            17,714
Real estate, mortgage                  307,648           304,328          301,726           314,303
Consumer                                65,235            69,587           79,926            86,108
Credit cards                                 -                 -              221             6,302
----------------------------------------------------------------------------------------------------
     Total loans                $      957,864    $      935,556   $      914,998    $      921,402
----------------------------------------------------------------------------------------------------

Commercial loan balances, including loans secured by commercial real estate, totaled $547.1 million at September 30, 2004, up $35.1 million from $512.1 million at year-end 2003. This increase is the result of lending opportunities within Peoples' existing markets. Commercial loans continued to represent the largest portion of Peoples' total loan portfolio, comprising 57.1% and 56.0% of total loans at September 30, 2004 and December 31, 2003, respectively. Future commercial lending activities will be dependent on economic and related conditions, such as general demand for loans in Peoples' primary markets, interest rates offered by Peoples and normal underwriting considerations. In addition to in-market opportunities, Peoples will continue to lend selectively to creditworthy customers outside its primary markets.

While commercial loans comprise the largest portion of Peoples' loan portfolio, residential real estate loans (whether the loans are ultimately sold into the secondary market or retained on Peoples' balance sheet) remain a major focus of Peoples' lending efforts, due in part to the opportunity to sell additional products and services to these consumers. At September 30, 2004, real estate loans, which include construction loans but exclude loans secured by commercial real estate, totaled $345.5 million compared to $322.8 million at December 31, 2003, an increase of $22.7 million. Real estate loans comprised 36.1% of Peoples' total loan portfolio at September 30, 2004, versus 35.3% at year-end 2003. Included in real estate loans are home equity credit line balances of $35.6 million at September 30, 2004, up 26% from $28.3 million at December 31, 2003.

Real estate loan balances have declined in recent periods in response to customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with servicing rights retained. In the third quarter of 2004, Peoples originated 149 long-term, fixed-rate mortgage loans, with total loan amounts of $13 million, compared to 140 loans, with total loan amounts of $11 million, in the second quarter of 2004 and 248 loans, with total loan amounts of $20 million, in the third quarter of 2003. At September 30, 2004, Peoples was servicing $101 million of real estate loans previously sold to the secondary market. In addition, Peoples had $1.4 million of fixed-rate real estate loans held for sale to the secondary market at September 30, 2004. Management anticipates selling these loans during the fourth quarter.

At September 30, 2004, consumer loan balances were $65.2 million, down $14.7 million since year-end 2003. The indirect lending area represented a significant portion of Peoples' consumer loans, with balances of $26.4 million and $38.4 million at September 30, 2004 and December 31, 2003, respectively. Strong competition for loans, particularly automobile loans, as well as availability of alternative credit products, such as home equity credit lines, have challenged the performance and growth of Peoples' consumer loan portfolio. Regardless of management's desire to maintain, or even grow, consumer loan balances, Peoples' commitment to quality loan origination based on sound underwriting practices and appropriate loan pricing discipline remains the paramount objective.


Loan Concentration
------------------
Peoples' largest concentration of commercial loans is credits to lodging and lodging-related companies, which comprised approximately 12.4% of Peoples' outstanding commercial loans at quarter-end, compared to 12.7% at December 31, 2003. Loans to assisted living facilities and nursing homes also represented a significant portion of Peoples' commercial loans, comprising 10.8% of Peoples' outstanding commercial loans at September 30, 2004, versus 11.3% at year-end 2003.

These lending opportunities have arisen due to the growth of these industries in markets served by Peoples or contiguous areas, as well as sales associates' efforts to develop lending relationships. Management believes Peoples' loans to lodging and lodging-related companies, as well as loans to assisted living facilities and nursing homes, do not pose abnormal risk when compared to risk assumed in other types of lending since these credits have been subjected to Peoples' normal underwriting standards, which includes an evaluation of the financial strength, market expertise and experience of the borrowers and principals in these business relationships. In addition, a sizeable portion of the loans to lodging and lodging-related companies is spread over various geographic areas and is guaranteed by principals with substantial net worth.

Allowance for Loan Losses
-------------------------
Peoples' allowance for loan losses totaled $14.8 million, or 1.55% of total loans, at September 30, 2004, compared to $14.7 million, or 1.57%, at June 30, 2004 and $14.6 million, or 1.59%, at year-end 2003. The following table presents changes in Peoples' allowance for loan losses:


                                              Three Months Ended              Nine Months Ended
                                                September 30,                   September 30,
(Dollars in Thousands)                         2004           2003            2004           2003
Balance, beginning of period             $      14,693   $     14,151    $     14,575   $     13,086
Chargeoffs                                        (712)          (935)         (2,921)        (2,675)
Recoveries                                         220            287           1,137            753
-----------------------------------------------------------------------------------------------------
     Net chargeoffs                               (492)          (648)         (1,784)        (1,922)
Provision for loan losses                          605            920           2,015          2,686
Allowance for loan losses acquired                   -              -               -            573
-----------------------------------------------------------------------------------------------------
          Balance, end of period         $      14,806   $     14,423    $     14,806   $     14,423
-----------------------------------------------------------------------------------------------------

The allowance is allocated among the loan categories based upon the consistent, quarterly procedural discipline described in the "Critical Accounting Policies" section of this discussion. However, the entire allowance for loan losses is available to absorb future loan losses in any loan category. The following details the allocation of the allowance for loan losses:


(Dollars in thousands)                           September 30,     December 31,      September 30,
                                                      2004             2003              2003
Commercial                                       $       11,751    $       11,232   $        10,942
Consumer                                                  1,645             1,594             1,708
Real estate                                                 926             1,234             1,306
Overdrafts                                                  373               283               244
Credit cards                                                111               232               223
----------------------------------------------------------------------------------------------------
     Total allowance for loan losses             $       14,806    $       14,575   $        14,423
----------------------------------------------------------------------------------------------------

The allowance allocated to commercial loans, which includes loans secured by commercial real estate, has increased in recent periods, reflecting the credit risk associated with this type of lending and continued growth in this portfolio. The allowance allocated to the real estate and consumer loan portfolios is based upon Peoples' allowance methodology for homogeneous pools of loans, which includes, among other factors, a consideration of changes in total balances in those portfolios. Management continues to maintain an allowance for loan losses for credit cards since Peoples sold its business accounts with recourse.

In the third quarter of 2004, net loan chargeoffs were $492,000, down 24% from $648,000 a year ago and 29% from $697,000 in the second quarter of 2004. Overdrafts continue to comprise a significant portion of Peoples' net chargeoffs, while consumer and real estate loans also accounted for a significant portion of net chargeoffs in the third quarter of 2004. The following table details Peoples' net chargeoffs:

                                              Three Months Ended              Nine Months Ended
                                                September 30,                   September 30,
(Dollars in Thousands)                         2004           2003            2004           2003
Overdrafts                                $        243   $        222    $        589   $        488
Real estate                                        106            176             309            312
Consumer                                           106            148             349            538
Commercial                                          42             39             416            435
Credit card                                         (5)            63             121            149
-----------------------------------------------------------------------------------------------------
Total                                     $        492   $        648    $      1,784   $      1,922
-----------------------------------------------------------------------------------------------------
   As a percent of average loans  (a)             0.21%          0.29%           0.26%          0.29%
-----------------------------------------------------------------------------------------------------

(a) Presented on an annualized basis


Asset quality remains a key focus, as management continues to stress loan underwriting quality more than loan growth. Since December 31, 2003, Peoples' asset quality ratios have improved slightly due to a modest decrease in the level of nonperforming loans. The following table details Peoples' nonperforming assets:


(Dollars in Thousands)                                September 30,        June 30,        December 31,        September 30,
                                                          2004               2004              2003                2003
Loans 90+ days past due and accruing               $             298   $           374   $            188   $             874
Renegotiated loans                                                 -                 -                  -                 684
Nonaccrual loans                                               4,747             5,465              6,556               4,105
------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                 5,045             5,839              6,744               5,663
Other real estate owned                                          301               392                392               1,279
------------------------------------------------------------------------------------------------------------------------------
       Total nonperforming assets                  $           5,346   $         6,231   $          7,136   $           6,942
------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percent of total loans                0.53%             0.62%              0.73%               0.61%
------------------------------------------------------------------------------------------------------------------------------
Nonperforming assets as a percent of total assets              0.30%             0.35%              0.41%               0.39%
------------------------------------------------------------------------------------------------------------------------------

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

At September 30, 2004, the recorded investment in loans that were considered to be impaired was $12.8 million, of which $10.5 million were accruing interest and $2.3 million were nonaccrual loans. Included in this amount were $5.4 million of impaired loans for which the related allowance for loan losses was $2.1 million. The remaining impaired loan balances do not have a related allocation of the allowance for loan losses because the loans have either previously been written-down, are well secured or possess characteristics indicative of the ability to repay the loan. For the nine months ended September 30, 2004, Peoples' average recorded investment in impaired loans was approximately $19.5 million and interest income of $508,000 was recognized on impaired loans during the period, representing 0.8% of Peoples' total interest income.


Funding Sources
---------------
Peoples considers a number of sources when evaluating funding needs, including but not limited to deposits, short-term borrowings, and long-term borrowings. Deposits, both interest-bearing and non-interest-bearing, continue to be the most significant source of funds for Peoples, totaling $1.03 billion at September 30, 2004 and December 31, 2003. Peoples also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy liquidity needs. At September 30, 2004, borrowed funds totaled $568.1 million, up $41.5 million (or 8%) from $526.6 million at year-end 2003, as a result of an increase in long-term borrowings.

Non-interest-bearing deposits serve as a core funding source. At September 30, 2004, non-interest-bearing deposit balances totaled $143.1 million, up $9.4 million (or 7%) compared to the prior year-end. Since customer activity can result in temporary changes in deposit balances at end of periods, management believes a comparison of average balances to be a more meaningful reflection of the trend in non-interest-bearing deposits. In the third quarter of 2004, non-interest-bearing deposits averaged $146.5 million versus $142.9 in the second quarter of 2004 and $131.5 million in the third quarter of 2003, reflecting Peoples' efforts to increase non-interest-bearing deposits. Peoples' strategies include continued emphasis on core deposit growth in products such as non-interest-bearing checking accounts.

Interest-bearing deposits totaled $884.6 million at September 30, 2004 compared to $894.8 million at December 31, 2003. This decrease is due in part to management's strategy to reduce Peoples' reliance on high-costing funds, such as certificates of deposit ("CDs"), and shifting to lower-costing core deposits. In addition, Peoples continues to experience highly competitive pricing of CDs, which has also contributed to the decline in balances. The following details Peoples' interest-bearing deposits:


        (Dollars in Thousands)                    September 30,         June 30,       December 31, 2003   September 30,
                                                      2004                2004                                  2003
        Certificates of deposit                  $        453,157   $        443,447    $        461,904   $       468,997
        Savings accounts                                  168,095            178,651             171,488           179,590
        Interest-bearing transaction accounts             166,467            158,025             157,410           162,752
        Money market deposit accounts                      96,876             95,866             104,019           112,013
        -------------------------------------------------------------------------------------------------------------------
              Total interest-bearing deposits    $        884,595   $        875,989    $        894,821   $       923,352
        -------------------------------------------------------------------------------------------------------------------

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

In addition to FHLB advances, Peoples accesses national market repurchase agreements to diversify its funding sources. At September 30, 2004, wholesale repurchase agreements totaled $243.2 million, up from $216.3 million at year-end 2003. This increase is due to Peoples using wholesale repurchase agreements to match fund some investment securities purchases rather than reinvest the runoff from the investment portfolio, which management used to fund asset growth. Peoples' current wholesale repurchase agreements range in original terms of two to five years. The repurchase agreements may not be repaid prior to maturity and must remain sufficiently collateralized during the entire term. As a result, a decline in the market value of the investment securities associated with these agreements would require Peoples to allocate additional investment securities to these repurchase agreements.


Capital/Stockholders' Equity
----------------------------
At September 30, 2004, stockholders' equity was $173.2 million versus $170.9 million at December 31, 2003, an increase of $2.4 million (or 1%) attributable to Peoples' earnings, net of dividends paid, of $9.8 million which was largely offset by treasury stock purchases, net of shares reissued, of $8.2 million.

For the nine months ended September 30, 2004, Peoples paid dividends of $5.7 million, representing a dividend payout ratio of 36.8% of earnings, compared to a payout ratio of 30.0% a year ago. While management anticipates Peoples continuing its 38-year history of consistent dividend growth in future periods, Peoples Bancorp's ability to pay dividends on its common shares is largely dependent upon dividends from Peoples Bank. Additionally, Peoples Bancorp has established two trust subsidiaries to issue preferred securities. If Peoples Bancorp suspends interest payments relating to the trust preferred securities issued by either of the two trust subsidiaries, Peoples will be prohibited from paying dividends on its common shares. Peoples Bancorp or Peoples Bank may decide to limit the payment of dividends, even when the legal ability to pay them exists, in order to retain earnings for other strategic purposes.

Unrealized holding gains and losses on available-for-sale securities, net of deferred income taxes, impacts Peoples' total equity. At September 30, 2004, net unrealized holding gains totaled $3.7 million versus $4.3 million at December 31, 2003. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' consolidated balance sheet are more sensitive to the changing market values of investments than if the investment portfolio was classified as held-to-maturity.

At September 30, 2004, Peoples had treasury stock totaling $10.3 million, up $8.2 million from year-end 2003. During the first nine months of 2004, Peoples Bancorp repurchased 500,535 common shares (or 80% of the total authorized), at an average price of $26.50 per share, under the 2004 Stock Repurchase Program and 4,121 common shares, at an average price of $26.32, in conjunction with the deferred compensation plan for directors of Peoples Bancorp and its subsidiaries. Peoples reissued 177,863 treasury shares due to stock option exercises and acquisitions during the first nine months of 2004. Peoples Bancorp anticipates repurchasing additional common shares as authorized in the 2004 Stock Repurchase Program and in accordance with applicable Federal securities laws.

Management uses the tangible equity ratio as one measure of the adequacy of Peoples' equity. The ratio, defined as tangible equity as a percentage of tangible assets, excludes the balance sheet impact of intangible assets acquired through acquisitions accounted for using the purchase method of accounting. At September 30, 2004, Peoples tangible equity ratio was 6.31% compared to 7.24% at December 31, 2003 and 7.43% at September 30, 2003. The lower ratio compared to the prior periods was primarily the result of an increase in intangible assets due to the Insurance Agency Acquisitions.

In addition to monitoring performance through traditional capital measurements (i.e., dividend payout ratios and ROE), Peoples has also complied with the capital adequacy standards mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Under the risk-based capital framework, a bank's balance sheet assets and credit equivalent amounts of off-balance sheet items are typically assigned to one of four broad risk categories: 0% (lowest risk), 20%, 50% or 100% (highest risk). The sum of the resulting weighted values from each of the four risk categories is used in calculating key capital ratios. At September 30, 2004, Peoples' Total Capital, Tier 1 and Leverage ratios were 13.29%, 11.97% and 7.85%, respectively, exceeding the well-capitalized standards of 10%, 6% and 5%, respectively. In addition, all three risk-based capital ratios for Peoples Bank were also well above the minimum standards for a well-capitalized institution at September 30, 2004.


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

At September 30, 2004, Peoples' one-year cumulative gap amount was positive 2.1% of earning assets, which represented $33.8 million more in assets than liabilities that could reprice or mature during that period. Management believes a portion of interest-bearing liabilities are not likely to reprice at their first opportunity, based on current rates and management's control over the pricing of most deposits. Excluding those liabilities, Peoples' adjusted one-year cumulative gap amount at quarter-end was positive 10.5% of earning assets, which represented $168.4 million more in assets than liabilities that mature or may reprice during the next twelve months.

The following table is provided to illustrate the estimated earnings at risk and value at risk positions of Peoples, on a pre-tax basis, at September 30, 2004 (dollars in thousands):



        Immediate                       Estimated                           Estimated
      Interest Rate
  Increase (Decrease) in           Increase (Decrease)               (Decrease) Increase in
       Basis Points               In Net Interest Income            Economic Value of Equity
---------------------------    -----------------------------     --------------------------------
           300               $          62           0.1  %       $     (22,844)        (11.9)  %
           200                         937           1.9                (14,551)         (7.6)
           100                       1,674           3.4                 (6,262)         (3.3)
          (100)              $        (108)         (0.2) %       $      (8,059)         (4.2)  %


The interest rate risk analysis shows Peoples is asset sensitive, which means that increasing interest rates should favorably impact Peoples' net interest income while downward moving interest rates should negatively impact net interest income, based on the assumptions used. However, the variability of cash flows from the investment and loan portfolios continue to have a significant influence on future net interest income and earnings, especially during periods of changing interest rates. In general, the amount of principal runoff from these portfolios tends to decrease as interest rates increase due to fewer prepayments, limiting the amount of funds which can be reinvested at higher rates, while declining interest rates tend to result in a higher level of funds that must be reinvested at lower rates, due to an increase in prepayments. The interest rate table also shows Peoples is within the established IRR policy limits for all simulations and all scenarios for the current period.

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

Typically, the main source of liquidity for Peoples is deposit growth. Liquidity is also provided from cash generated from earning assets such as maturities, calls, principal payments and net income from loans and investment securities. Through nine months of 2004, cash provided by financing activities totaled $23.3 million compared to $232.1 million a year ago. This decrease is largely attributable to an increase in long-term borrowings in the first quarter of 2003 in connection with an investment growth strategy. Cash used in investing activities totaled $82.1 million through nine months of 2004 versus $278.3 million last year, primarily due to lower level of investment securities purchases in 2004.

When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that better enable Peoples to match funding dates and pricing characteristics with contractual maturity dates and pricing parameters of earning assets. At September 30, 2004, Peoples had available borrowing capacity of approximately $84 million through these external sources and unpledged securities in the investment portfolio of approximately $162 million that can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile funds from liquid assets. Peoples' volatile funds consist primarily of short-term growth in deposits, while liquid assets includes short-term investments and unpledged available-for-sale securities. At September 30, 2004, Peoples' net liquidity position was $152.6 million, or 8.5% of total assets, compared to $260.1 million, or 15.0% of total assets, at December 31, 2003. The decrease in liquidity position was primarily the result of a lower level of liquid assets, due in large part to the reduction in Federal funds sold. The liquidity position as of September 30, 2004, was within Peoples' policy limit of negative 10% of total assets.


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


                                     September 30,         June 30,         December 31,       September 30,
   (Dollars in Thousands)                 2004               2004               2003                2003

   Loan commitments                  $       145,737    $       140,882    $       115,685     $       114,653
   Standby letters of credit                  21,882             23,274             20,928               9,313
   Unused credit card limits                       -                  -                  -              20,765


Peoples also enters into interest rate contracts where Peoples is required to either receive cash from or pay cash to counter parties depending on changes in interest rates. Peoples utilizes interest rate contracts to help manage the risk of changing interest rates. At September 30, 2004, Peoples held interest rate contracts with notional amounts totaling $17 million and fair values totaling $185,000. Interest rate contracts are carried at fair value on the consolidated balance sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. As a result, the amounts recorded on the balance sheet at September 30, 2004, do not represent the amounts that may ultimately be paid or received under these contracts.

Peoples also has commitments to make additional capital contributions in low-income housing tax credit funds, consisting of a pool of low-income housing projects. As a limited partner in these funds, Peoples receives Federal income tax benefits, which assists Peoples in managing its overall tax burden. At September 30, 2004, these commitments approximated $6.3 million, with approximately $2.5 million expected to be paid over the next twelve months. Management may make additional investments in various tax credit funds.

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


Future Outlook
--------------
Peoples' third quarter results reflect favorable operating earnings momentum, which is expected to continue in the fourth quarter of 2004. Non-interest revenue growth remains strong, as management integrates the new insurance divisions with Peoples' total financial service offering. Peoples' capital position, coupled with management's commitment to sound underwriting discipline and Peoples' solid asset quality, serves as a foundation of strength in the current business environment. Management continues its efforts to position Peoples for long-term earnings growth in anticipation of higher interest rates, which will pose additional challenges as competition for loans and deposits intensifies.

The flooding in mid-September 2004 as a result of Hurricane Ivan had a severe impact on several of the communities Peoples serves. Even though Peoples was fortunate to sustain only minor damage to its facilities and quickly reopened affected offices, many communities are still recovering from the damage to businesses, homes and infrastructure caused by the fast rising floodwaters. Peoples' lenders and loan review staff have evaluated the commercial lending relationships impacted by the flooding. Based on this review, management does not anticipate any significant loan losses in the fourth quarter from these relationships. Management is optimistic the long-term economic impact of the flooding will be minimal.

Asset quality remains a central focus as Peoples works to grow loans in a disciplined manner. Throughout 2004, asset quality has improved as the level of nonperforming loans and assets have declined. However, management expects asset quality to be negatively impacted by the renegotiation of a commercial loan totaling $1.1 million in the early part of the fourth quarter of 2004. This loan relationship was meeting its debt requirements but was renegotiated to a lower payment at the request of the borrower. Management does not expect any loss from this relationship in the near term due to the collateralization of the loan.

As expected, the Insurance Agency Acquisitions are having a positive impact on revenues and earnings. In addition to new revenue streams, these divisions provide additional access to insurance carriers and key producers and managers, which should allow Peoples to retain much of the customer bases of each division. As the integration efforts continue for the Insurance Agency Acquisitions, management is preparing for the addition of several new customers and consolidation of operations in the Ashland, Kentucky area as part of the Ashland Banking Acquisition. Management expects the Ashland Banking Acquisition and related office closures will enhance 2005 earnings per share by 2 to 4 cents, excluding any impact of one-time charges related to the acquisition.

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

Peoples remains a service-oriented company with a sales focus that strives to satisfy clients through a relationship sales process. Through this process, sales associates work to anticipate, uncover, and solve their clients' every financial need, from insurance to banking to investment services. In the final quarter of 2004, management expects earnings catalysts to include loan growth, enhanced revenues from the Insurance Agency Acquisitions, controlled operating expenses and possible improvement in net interest margin due to rate increases.


Forward-Looking Statements
--------------------------
Certain statements in this Form 10-Q which are not historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes", "plans", "will", "would", "should", "could" and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to:

     (1) competitive pressures among depository institutions increase significantly;
     (2)  changes in the interest rate environment that impact interest margins;
     (3) prepayment speeds, loan sale volumes, chargeoffs and loan loss provisions are less favorable than expected;
     (4) the businesses of Putnam and Barengo may not be successfully integrated with Peoples Insurance or the integration may take longer to accomplish than expected;
     (5) the expected synergies from the Insurance Agency Acquisitions may make it difficult to maintain relationships with clients, associates or suppliers;
     (6)  general economic conditions may be less favorable than expected;
     (7) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions;
     (8) legislative or regulatory changes or actions may adversely affect Peoples' business;
     (9)  changes and trends in the securities markets;
     (10) a delayed or incomplete resolution of regulatory issues that could arise;
     (11) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity;
     (12) the costs and effects of regulatory and legal developments, including the outcome of regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations; and
     (13) other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the Securities and Exchange Commission ("SEC").

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


                                CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME
                                                       For the Three Months Ended September 30,
                                                      2004                                  2003
                                       ------------------------------------   -----------------------------------
(dollars in thousands)                    Average      Income/     Yield/      Average       Income/     Yield/
                                          Balance      Expense      Rate       Balance       Expense      Rate
ASSETS
Securities:
  Taxable                              $   588,276    $    6,225     4.20%   $   633,316  $      6,881     4.31%
  Tax-exempt (1)                            62,844         1,060     6.69%        65,897         1,092     6.57%
-----------------------------------------------------------------------------------------------------------------
    Total securities                       651,120         7,285     4.48%       699,213         7,973     4.56%
Loans (2):
  Commercial (1)                           565,142         8,396     5.89%       486,675         7,868     6.41%
  Real estate (3)                          312,116         5,004     6.36%       325,657         5,713     6.96%
  Consumer                                  67,524         1,525     8.96%        97,002         2,332     9.54%
-----------------------------------------------------------------------------------------------------------------
    Total loans                            944,782        14,925     6.32%       909,334        15,913     6.94%
Less: Allowance for loan loss              (14,939)                              (14,376)
-----------------------------------------------------------------------------------------------------------------
    Net loans                              929,843        14,925     6.39%       894,958        15,913     7.08%
Interest-bearing deposits with banks         2,501             6     0.87%         5,038            11     0.83%
Federal funds sold                           8,047            40     1.99%        26,512            66     0.99%
-----------------------------------------------------------------------------------------------------------------
    Total earning assets                 1,591,511        22,256     5.57%     1,625,721  $     23,963     5.88%
Other assets                               191,802                               150,773
-----------------------------------------------------------------------------------------------------------------
       Total assets                    $ 1,783,313                           $ 1,776,494
=================================================================================================================

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                              $   172,686           321     0.74%       183,508  $        442     0.96%
  Interest-bearing demand deposits         258,608           596     0.91%       276,414           592     0.85%
  Time                                     450,957         3,454     3.04%       474,128         3,404     2.85%
-----------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits        882,251         4,371     1.97%       934,050         4,438     1.88%
Borrowed funds:
  Short-term                                99,502           361     1.44%        44,488           144     1.28%
  Long-term                                471,260         4,227     3.59%       483,980         4,883     4.00%
-----------------------------------------------------------------------------------------------------------------
    Total borrowed funds                   570,762         4,588     3.16%       528,468         5,027     3.77%
-----------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities   1,453,013   $     8,959     2.44%     1,462,518  $      9,465     2.56%
Non-interest-bearing deposits              146,478                               131,456
Other liabilities                           12,801                                10,970
-----------------------------------------------------------------------------------------------------------------
    Total liabilities                    1,612,292                             1,604,944
Stockholders' equity                       171,021                               171,550
-----------------------------------------------------------------------------------------------------------------
  Total liabilities and equity         $ 1,783,313                             1,776,494
=================================================================================================================

Interest spread                                      $    13,297     3.13%                $     14,498     3.32%
Interest income to earning assets                                    5.57%                                 5.88%
Interest expense to earning assets                                   2.23%                                 2.31%
-----------------------------------------------------------------------------------------------------------------
  Net interest margin                                                3.34%                                 3.57%
=================================================================================================================


     (1) Interest income and yields are presented on a fully tax-equivalent basis using a 35% tax rate.
     (2) Nonaccrual and impaired loans are included in the average balances. Related interest income on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income. Loan fees included in interest income totaled $123 and $145 for the periods presented in 2004 and 2003, respectively.
     (3) Loans held for sale are included in the average balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.


                                                        For the Nine Months Ended September 30,
                                                      2004                                  2003
                                       ------------------------------------   -----------------------------------
(dollars in thousands)                    Average      Income/     Yield/      Average       Income/     Yield/
                                          Balance      Expense      Rate       Balance       Expense      Rate
ASSETS
Securities:
  Taxable                              $   583,365   $    18,229     4.17%  $    604,191  $     20,604     4.56%
  Tax-exempt (1)                            63,815         3,227     6.75%        66,408         3,315     6.67%
-----------------------------------------------------------------------------------------------------------------
    Total securities                       647,180        21,456     4.42%       670,599        23,919     4.76%
Loans (2):
  Commercial (1)                           544,970        24,177     5.93%       455,120        21,931     6.44%
  Real estate (3)                          309,007        15,157     6.55%       328,893        17,697     7.19%
  Consumer                                  72,039         4,903     9.09%       101,480         7,350     9.68%
-----------------------------------------------------------------------------------------------------------------
    Total loans                            926,016        44,237     6.37%       885,493        46,978     7.09%
Less: Allowance for loan loss              (15,011)                              (13,916)
-----------------------------------------------------------------------------------------------------------------
    Net loans                              911,005        44,237     6.48%       871,577        46,978     7.20%
Interest-bearing deposits with banks         2,503            11     0.59%         3,009            18     0.80%
Federal funds sold                          11,717           105     1.20%        17,863           143     1.07%
-----------------------------------------------------------------------------------------------------------------
    Total earning assets                 1,572,405   $    65,809     5.59%     1,563,048  $     71,058     6.07%
Other assets                               176,394                               133,938
-----------------------------------------------------------------------------------------------------------------
       Total assets                    $ 1,748,799                          $  1,696,986
=================================================================================================================

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                              $   174,184   $       809     0.62%   $   170,000  $      1,467     1.15%
  Interest-bearing demand deposits         259,711         1,588     0.82%       274,744         2,135     1.04%
  Time                                     454,165         9,933     2.92%       450,309        10,943     3.25%
-----------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits        888,060        12,330     1.85%       895,053        14,545     2.17%
Borrowed funds:
  Short-term                                94,042           829     1.18%        41,935           386     1.23%
  Long-term                                442,610        12,286     3.71%       463,565        14,168     4.09%
-----------------------------------------------------------------------------------------------------------------
    Total borrowed funds                   536,652        13,115     3.23%       505,500        14,554     3.85%
-----------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities   1,424,712   $    25,445     2.38%     1,400,553  $     29,099     2.78%
Non-interest-bearing deposits              141,647                               121,983
Other liabilities                           10,631                                 9,633
-----------------------------------------------------------------------------------------------------------------
    Total liabilities                    1,576,990                             1,532,169
Stockholders' equity                       171,809                               164,817
-----------------------------------------------------------------------------------------------------------------
  Total liabilities and equity         $ 1,748,799                           $ 1,696,986
=================================================================================================================

Interest spread                                           40,364     3.21%                $     41,959     3.29%
Interest income to earning assets                                    5.59%                                 6.07%
Interest expense to earning assets                                   2.15%                                 2.48%
-----------------------------------------------------------------------------------------------------------------
  Net interest margin                                                3.44%                                 3.59%
=================================================================================================================


     (1) Interest income and yields are presented on a fully tax-equivalent basis using a 35% tax rate.
     (2) Nonaccrual and impaired loans are included in the average balances. Related interest income on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income. Loan fees included in interest income totaled $364 and $523 for the periods presented in 2004 and 2003, respectively.
     (3) Loans held for sale are included in the average balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.


ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
With the participation of the Chairman of the Board and Chief Executive Officer, the President and Chief Operating Officer and the Chief Financial Officer and Treasurer of Peoples Bancorp Inc. ("Peoples"), Peoples' management has evaluated the effectiveness of Peoples' disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Peoples' Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer and Treasurer have concluded that:

(a) information required to be disclosed by Peoples in this Quarterly Report on Form 10-Q and the other reports which Peoples files or submits under the Exchange Act would be accumulated and communicated to Peoples' management, including its Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure;

(b) information required to be disclosed by Peoples in this Quarterly Report on Form 10-Q and the other reports which Peoples files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

(c) Peoples' disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Peoples and its consolidated subsidiaries is made know to them, particularly during the period in which this Quarterly Report on Form 10-Q is being prepared.



Changes in Internal Control Over Financial Reporting
----------------------------------------------------
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, Peoples' internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.
None.


ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 30, 2004, Peoples Insurance Agency, Inc ("Peoples Insurance"), a subsidiary of Peoples Bancorp, acquired substantially all of the assets and assumed specified liabilities of Putnam Agency, Inc. (the "Putnam Agency Acquisition"). The initial consideration paid in the Putnam Agency Acquisition was $8,640,000. Of this amount, $6,480,000 was paid in cash and $2,160,000 in common shares of Peoples Bancorp representing 66,582 common shares based on the average of the daily closing price of the Peoples Bancorp common shares for the 20 consecutive trading days ending at the close of business on the fifth trading day before April 30, 2004. The asset purchase agreement, dated April 7, 2004, related to the Putnam Agency Acquisition also provides for additional "earn out consideration" to be paid in cash over the next three years, contingent on the business of the former agency achieving specified revenue growth goals during the twelve-month periods ending April 30, 2005, April 30, 2006 and April 30, 2007. The Peoples Bancorp common shares were issued in the Putnam Agency Acquisition in a private placement in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 (the "Securities Act") based upon the limited number of persons to whom the common shares were "sold" (to Putnam Agency, Inc. which distributed the common shares to its shareholders -- ten persons (the "Putnam Agency Shareholders")) and the representations from each Putnam Agency Shareholder (a) that such Putnam Agency Shareholder was either (i) an "accredited investor" as defined in Rule 501 promulgated under the Securities Act or (ii) possessed such experience, knowledge and sophistication in financial and business matters generally, and familiarity with the transactions contemplated by the Putnam Agency Acquisition that, together with such Putnam Agency Shareholder's investment advisors, such Putnam Agency Shareholder was capable of evaluating the merits and economic risks of consummating the transactions contemplated by the Putnam Agency Acquisition; and (b) that such Putnam Agency Shareholder received the common shares of Peoples Bancorp distributed by Putnam Agency, Inc. for such Putnam Agency Shareholder's own account, for investment and not with a view to, or for sale in connection with, any distribution in contravention of the Securities Act. As part of the Putnam Agency Acquisition, Peoples Bancorp agreed to file a registration statement with the SEC to register for resale the common shares issued to the Putnam Agency Shareholders. The Registration Statement on Form S-3 filed by Peoples Bancorp for this purpose (Registration No. 333-116683) became effective on July 2, 2004.


On May 28, 2004, Peoples Insurance acquired Barengo Insurance Agency, Inc. ("Barengo Insurance Agency") through the merger of Barengo Insurance Agency into Peoples Insurance (the "Barengo Insurance Agency Merger"). The initial consideration paid in the Barengo Insurance Agency Merger was $5,991,000. Of this amount, $2,935,590 was paid in cash and $3,055,410 in common shares of Peoples Bancorp representing 127,446 common shares based on the average of the daily closing price of the Peoples Bancorp common shares for the 20 consecutive trading days ending at the close of business on the fifth trading day before May 28, 2004. The agreement and plan of merger, dated as of May 28, 2004, related to the Barengo Insurance Agency Merger also provides for additional "earn out consideration" to be paid in the form of 49% cash and 51% Peoples Bancorp common shares over the next three years, contingent on the business of the former agency achieving specified revenue growth goals during the twelve-month periods ending May 31, 2005, May 31, 2006 and May 31, 2007. The number of Peoples Bancorp common shares to be issued each year will be based on the average of the daily closing price of the Peoples Bancorp common shares for the 20 consecutive trading days ending at the close of business on the fifth trading day before July 15, 2005, July 15, 2006 and July 15, 2007, as appropriate. As of the date of this Quarterly Report on Form 10-Q, the issuance of 112,554 additional common shares had been authorized by the Peoples Bancorp Board of Directors for this purpose. The Peoples Bancorp common shares were issued in the Barengo Insurance Agency Merger in a private placement in reliance upon the exemption from registration under Section 4(2) of the Securities Act based upon the limited number of persons to whom the common shares were "sold" (two former shareholders of Barengo Insurance Agency) and the representations from each person (a) that such person was either (i) an "accredited investor" as defined in Rule 501 promulgated under the Securities Act or (ii) possessed such experience, knowledge and sophistication in financial and business matters generally, and familiarity with the transactions contemplated by the Barengo Insurance Agency Merger that, together with such person's investment advisors, such person was capable of evaluating the merits and economic risks of consummating the transactions contemplated by the Barengo Insurance Agency Merger; and (b) that such person was acquiring the common shares of Peoples Bancorp for such person's own account, for investment and not with a view to, or for sale in connection with, any distribution in contravention of the Securities Act. As part of the Barengo Insurance Agency Merger, Peoples Bancorp agreed to file a registration statement with the SEC to register for resale the common shares issued to the Barengo Insurance Agency shareholders on May 28, 2004 as well as any additional common shares issued to those shareholders as "earn out consideration" in respect of the Barengo Insurance Agency Merger. The Registration Statement on Form S-3 filed by Peoples Bancorp for this purpose (Registration No. 333-116683) became effective on July 2, 2004.


The following table details Peoples' repurchases and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) of Peoples' common shares during the three months ended September 30, 2004:


                                                                                           (d)
                                                                (c)                   Maximum Number
                                                             Total Number of          of Common Shares
                              (a)                            Common Shares            that May Yet Be
                       Total Number of         (b)           Purchased as Part of     Purchased Under
                        Common Shares      Average Price     Publicly Announced       the Plans or
           Period        Purchased         Paid Per Share    Plans or Programs (1)    Programs (1)(2)
July 1 - 31, 2004          27,084(3)         $25.47(3)           25,000                 111,365
August 1 - 31, 2004       137,265(4)         $25.87(4)          136,900                 174,465
September 1 - 30, 2004     50,113(5)         $25.97(5)           50,000                 124,465
----------------------------------------------------------------------------------------------------
Total                     214,462            $25.84             211,900                 124,465
----------------------------------------------------------------------------------------------------


     (1) Information reflects solely the 2004 Stock Repurchase Program originally announced on December 17, 2003, which authorized the repurchase of 425,000 common shares, with an aggregate purchase price of not more than $13.0 million. On August 13, 2004, the Board of Directors of Peoples Bancorp Inc. authorized the repurchase of an additional 200,000 common shares, with an aggregate purchase price of not more than $6.5 million, under the 2004 Stock Repurchase Program. The 2004 Stock Repurchase Program expires on December 31, 2004.
     (2) Information reflects maximum number of common shares that may be purchased at the end of the period indicated.
     (3) Information reflects, in addition to common shares purchased under the 2004 Stock Repurchase Program, 1,137 common shares purchased in open market transactions at an average price of $25.65 by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust holding assets to provide payment of the benefits under the Peoples Bancorp Inc. Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the "Rabbi Trust") and 947 common shares acquired at an average price of $26.95 in connection with the exercise of stock options under Peoples' stock option plans.
     (4) Includes, in addition to common shares purchased under the 2004 Stock Repurchase Program, an aggregate of 365 common shares purchased in open market transactions at an average price of $26.02 by Peoples Bank for the Rabbi Trust.
     (5) Includes, in addition to common shares purchased under the 2004 Stock Repurchase Program, an aggregate of 113 common shares purchased in open market transactions at an average price of $25.45 by Peoples Bank for the Rabbi Trust.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.
None.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.


ITEM 5:  OTHER INFORMATION.
In order to further motivate executives to act in the best interests of the shareholders and to remain competitive in our executive compensation package, Peoples offered Change in Control Agreements to executive officers of the Company and entered into agreements ("Agreement" or "Agreements") with Robert E. Evans, Mark F. Bradley, David B. Baker, John W. Conlon, Larry E. Holdren and Carol A. Schneeberger during early August 2004. Each Agreement provides that, if the executive officer is terminated by Peoples or its successors for any reason other than cause or by the executive officer for good reason, within six (6) months prior to or within twenty-four (24) months after a change in control, Peoples will pay the following benefits:

         As to each of Robert E. Evans and Mark F. Bradley, Peoples will (i) pay in a lump sum within 30 days following the termination date the officer an amount equal to two and one-half (2.5) times the amount of his base annual compensation and (ii) provide life, medical and dental insurance substantially in the form and expense to the executive officer as received prior to the termination date for a period of one (1) year and three (3) months from the date of termination of employment; and


         As to David B. Baker, John W. Conlon, Larry E. Holdren and Carol A. Schneeberger, Peoples will (i) pay in a lump sum within 30 days following the termination date the officer an amount equal to two (2) times the amount of his or her base annual compensation and (ii) provide life, medical and dental insurance substantially in the form and expense to the executive as received prior to the termination for a period of one (1) year from the date of termination of employment.

An executive officer's base annual compensation for purposes of his or her Agreement is the average annualized compensation paid by Peoples which was includible in the executive officer's gross income prior to any deferred arrangements during the most recent five taxable years ending before the date of the change in control. Change in control is defined in the Agreements and includes (i) the acquisition of beneficial ownership of 25% or more of Peoples' voting securities by a person or entity or group of affiliated persons or entities; (ii) the acquisition of all or substantially all of the assets of Peoples by any person or entity or group of affiliated persons or entities;
(iii) execution of an agreement by Peoples to merge, consolidate or combine with an unaffiliated entity if the Board of Directors of Peoples immediately prior to the transaction will constitute less than the majority of the Board of Directors of the surviving, new or combined entity or less than 75% of the outstanding voting securities of the outstanding voting securities of the surviving, new or combined entity will be beneficially owned by the shareholders of Peoples immediately prior to the transaction; or (iv) a change in the majority of the Directors of Peoples to individuals who were not members of the Board of Directors in August, 2004 and were not nominated by a vote of the Board of Directors which included the affirmative vote of a majority of such members or other individuals so nominated.

An executive officer will be deemed terminated for cause in the event of gross negligence or neglect of duties; commission of a felony or a gross misdemeanor involving moral turpitude; fraud, disloyalty, dishonesty or willful violation of any law or significant policy of Peoples; or issuance of an order by the banking regulators of Peoples for removal of the executive officer.

An executive officer will be deemed to have terminated his or her employment for good reason if (i) the executive is assigned material duties or responsibilities inconsistent with the executive's positions, or the executive's reporting responsibilities, titles, or offices are reduced other than by reason of termination for cause or by reason of disability, retirement or death;(ii) the executive's base salary is reduced; (iii) the executive's benefits under any benefit plans are reduced; (iv) Peoples failed to obtain the assumption of, or the agreement to perform, this Agreement by any successor; or, (v) the executive is reassigned to an office location 50 miles or more form the current office location of the executive officer; or (vi) the executive consents to any relocation and Peoples fails to pay for all reasonable moving and to indemnify the executive against any loss realized on the sale of the executive's principal residence in connection with any such change of residence.

If the executive receives a change in control benefit as previously described, he or she is subject to a non-compete agreement as follows.

         As to each of Robert E. Evans and Mark F. Bradley, for a period of one
         (1) year and three (3) months, the executive is not permitted to engage in the business of banking, or any other business in which Peoples directly or indirectly engages during the term of the Agreement in the geographic market of Peoples on the termination date.


         As to David B. Baker, John W. Conlon, Larry E. Holdren and Carol A. Schneeberger, for a period of one (1) year, the executive is not permitted to engage in the business of banking, or any other business in which Peoples directly or indirectly engages during the term of the Agreement in the geographic market of Peoples on the termination date.


ITEM 6:  EXHIBITS.


                                               EXHIBIT INDEX

  Exhibit
  Number                             Description                                   Exhibit Location
------------     -----------------------------------------------------     ----------------------------------

   10(a)         Form of Change in Control Agreement applicable to         Filed herewith
                 Robert E. Evans and Mark F. Bradley

   10(b)         Form of Change in Control Agreement applicable to         Filed herewith
                 David B. Baker, Larry E. Holdren, Carol A.
                 Schneeberger and John W. Conlon

     11          Computation of Earnings Per Share                         Filed herewith

     12          Computation of Ratios                                     Filed herewith

   31(a)         Certification Pursuant to Rule 13a-14(a)/15d-14(a)        Filed herewith
                 [Chairman of the Board and Chief Executive Officer]

   31(b)         Certification Pursuant to Rule 13a-14(a)/15d-14(a)        Filed herewith
                 [Chief Financial Officer and Treasurer]

   31(c)         Certification Pursuant to Rule 13a-14(a)/15d-14(a)        Filed herewith
                 [President and Chief Operating Officer]

    32           Section 1350 Certifications                               Filed herewith



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PEOPLES BANCORP INC.




Date:  November 8, 2004    By: /s/  ROBERT E. EVANS
                                    ----------------------------------
                                    Robert E. Evans
                                    Chairman of the Board and
                                    Chief Executive Officer




Date:  November 8, 2004    By: /s/  MARK F. BRADLEY
                                    -------------------------------------
                                    Mark F. Bradley
                                    President and Chief Operating Officer



Date:  November 8, 2004    By: /s/  JOHN W. CONLON
                                    -------------------------------------
                                    John W. Conlon
                                    Chief Financial Officer and Treasurer


                                               EXHIBIT INDEX

  Exhibit
  Number                             Description                                   Exhibit Location
------------     -----------------------------------------------------     ----------------------------------

   10(a)         Form of Change in Control Agreement applicable to         Filed herewith
                 Robert E. Evans and Mark F. Bradley

   10(b)         Form of Change in Control Agreement applicable to         Filed herewith
                 David B. Baker, Larry E. Holdren, Carol A.
                 Schneeberger and John W. Conlon

     11          Computation of Earnings Per Share                         Filed herewith

     12          Computation of Ratios                                     Filed herewith

   31(a)         Certification Pursuant to Rule 13a-14(a)/15d-14(a)        Filed herewith
                 [Chairman of the Board and Chief Executive Officer]

   31(b)         Certification Pursuant to Rule 13a-14(a)/15d-14(a)        Filed herewith
                 [Chief Financial Officer and Treasurer]

   31(c)         Certification Pursuant to Rule 13a-14(a)/15d-14(a)        Filed herewith
                 [President and Chief Operating Officer]

    32           Section 1350 Certifications                               Filed herewith

