Form 10-K
period 2004-12-31
PEOPLES BANCORP INC
filed 2005-03-15
CIK 318300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)
  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2004
                                       OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                         Commission file number 0-16772

                              PEOPLES BANCORP INC.
            ---------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                      Ohio
        ---------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   31-0987416
                 ----------------------------------------------
                      (I.R.S. Employer Identification No.)


       138 Putnam Street, P. O. Box 738, Marietta, Ohio           45750-0738
------------------------------------------------------------   ---------------
           (Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code:   (740) 373-3155
                                                    -------------------

Securities registered pursuant to Section 12(b) of the Act:     None
                                                             ----------

Securities registered pursuant to
Section 12 (g) of the Act:            Common Shares, No Par Value (10,396,659
                                         outstanding at February 28, 2005)
                                     ------------------------------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

              Yes       X                  No
                   ---------                  ----------

Based upon the closing price of the Common Shares of the Registrant (the only common equity of the Registrant) on The NASDAQ National Market as of June 30, 2004, the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $259,933,000. For this purpose, executive officers and directors of the Registrant are considered affiliates.

Document Incorporated by Reference:
Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 14, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

PART I                                                                    Page


Item 1.      Business                                                         3

Item 2.      Properties                                                      14

Item 3.      Legal Proceedings                                               15

Item 4.      Submission of Matters to a Vote of Security Holders             15

Executive Officers of the Registrant                                         15

PART II

Item 5.      Market for Registrant's Common Equity, Related
                Stockholder Matters and Issuer Purchases of
                Equity Securities                                            17

Item 6.      Selected Financial Data                                         18

Item 7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          19

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk      39

Item 8.      Financial Statements and Supplementary Data                     40

Item 9.      Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                     40

Item 9A.     Controls and Procedures                                         40

Item 9B.     Other Information                                               40

PART III

Item 10.     Directors and Executive Officers of the Registrant              70

Item 11.     Executive Compensation                                          70

Item 12.     Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                   71

Item 13.     Certain Relationships and Related Transactions                  71

Item 14.     Principal Accountant Fees and Services                          72

PART IV

Item 15.     Exhibits and Financial Statement Schedules                      73

Signatures                                                                   74

Exhibit Index                                                                75

                                     PART I

ITEM 1.    BUSINESS.

General
-------
Peoples Bancorp Inc. ("Peoples") is a financial holding company organized in 1980, with origins in the Mid-Ohio Valley dating back to 1902. At December 31, 2004, Peoples' wholly-owned subsidiaries included Peoples Bank, National Association ("Peoples Bank"), Peoples Investment Company, PEBO Capital Trust I and PEBO Capital Trust II. Peoples Bank also owns an insurance agency subsidiary and an asset management subsidiary. Peoples Investment Company also owns a capital management subsidiary.

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

Peoples' primary business activities currently are confined to the financial services industry, which are conducted through Peoples Bank, its principal operating subsidiary. Peoples Bank is a full service community bank that makes available an array of financial products and services to its customers, which include the following:

    o various interest-bearing and non-interest-bearing demand deposit accounts
    o savings and money market accounts
    o certificates of deposit
    o commercial, installment, and real estate mortgage loans (both commercial and residential)
    o credit and debit cards
    o corporate and personal trust services o safe deposit rental facilities

Peoples also sells travelers checks, money orders and cashier's checks. Services are provided through Peoples Bank's 48 financial service locations and 33 automated teller machines ("ATMs") in Ohio, West Virginia and Kentucky, as well as banking by telephone, and internet-based banking. Peoples Bank offers a full range of life, health, property and casualty insurance products through its subsidiary Peoples Insurance Agency, Inc. ("Peoples Insurance Agency") and makes available custom-tailored solutions for asset management needs through its Peoples Financial Advisors division, including investment products through an unaffiliated registered broker-dealer.

At December 31, 2004, Peoples and its subsidiaries had 537 full-time equivalent employees, total assets of $1.8 billion, total loans of $1.0 billion, total deposits of $1.1 billion, and total stockholders' equity of $175.4 million. Peoples Bank held trust assets with an approximate market value of $646 million at December 31, 2004. For the year ended December 31, 2004, Peoples' return on average assets was 1.04% and return on average stockholders' equity was 10.60%.

For the five-year period ended December 31, 2004, Peoples' assets grew at a 11.0% compound annual growth rate, while stockholders' equity grew at a compound annual growth rate of 19.2%. Peoples also has a history of earnings and dividend growth, as earnings and dividends per share grew at compound rates of 7.3% and 13.0%, respectively, for the five-year period ended December 31, 2004. Over that same period, Peoples' annual return on average assets and annual return on average stockholders' equity averaged 1.11% and 13.31%, respectively.

Peoples has experienced significant growth in assets and increased its capital position through a combination of internal and external growth. In December 2002 and January 2003, Peoples increased its capital position through the sale of 1.7 million common shares, which generated capital of nearly $37 million. In addition to core organic growth, Peoples has undertaken a controlled and steady expansion and acquisition strategy. In the past five years, Peoples has opened two de novo banking branches and two loan production offices in its market area and has completed two branch acquisitions, three bank acquisitions and two insurance agency acquisitions. Since year-end 1999, Peoples has acquired $388 million of assets, which included $202 million of loans, $301 million of deposits, and 14 financial service offices. These acquisitions produced benefits, including the expansion of Peoples' customer base, and provided opportunities to integrate non-traditional products and services, such as insurance and investments, with the traditional banking products currently offered to clients in Peoples' markets. These acquisitions also enabled Peoples to expand into new markets.

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


Recent Acquisitions and Additions
---------------------------------
At the close of business on December 3, 2004, Peoples Bank completed the acquisition of two full-service offices in the Ashland, Kentucky area from an unaffiliated institution. In the acquisition, Peoples acquired approximately $65 million in deposits and $43 million of loans. Concurrent with the acquisition, Peoples Bank consolidated some of its Ashland, Kentucky area banking offices. The Flatwoods, Kentucky, office and the acquired office in downtown Ashland were consolidated into nearby Peoples Bank offices at the close of business on December 3, 2004. Also, the Peoples Bank Cedar Knoll office ceased operations at the close of business on December 27, 2004, with clients redirected to Peoples Bank's newly acquired office in Summit, Kentucky.

At the close of business on May 28, 2004, Peoples completed the acquisition of Barengo Insurance Agency, Inc., ("Barengo"), based in Marietta, Ohio, for initial consideration of $6.2 million ($3.0 million in cash and $3.2 million in Peoples' common shares). The agreement also provides for additional consideration of up to $2.7 million ($1.3 million in cash and $1.4 million in Peoples Bancorp's common shares) to be paid by Peoples over the next three years, contingent on Barengo achieving certain revenue growth goals.

At the close of business on April 30, 2004, Peoples completed the acquisition of substantially all of the assets of Putnam Agency, Inc. ("Putnam Agency"), with offices in Ashland, Kentucky and Huntington, West Virginia, for initial consideration of $8.6 million ($7.0 million in cash and $1.6 million in Peoples' common shares). The agreement also provides for additional consideration of up to $4.4 million in cash to be paid by Peoples over the next three years, contingent on the Putnam Agency achieving certain revenue growth goals.

Both Barengo and the Putnam Agency were full-service insurance agencies that offered a wide range of insurance products to both commercial and individual clients. Peoples operates the former agencies as divisions of Peoples Insurance Agency, using the "Barengo Insurance Agency" and "Putnam Agency" trade names. Peoples has retained all key producers and managers, with the exception of one producer with the Putnam Agency who has retired.


Customers and Markets
---------------------
Peoples has expanded from its roots in Washington County, Ohio, where it maintains nine financial service locations, to a market area that encompasses 18 counties in southeastern Ohio and neighboring areas of Kentucky and West Virginia, focusing on non-major urban areas. The primary market area possesses a diverse economic base, with no single dominant industry or employer. Principal industries in the market area include health care, education and other social services; plastics and petrochemical manufacturing; oil, gas and coal production; and tourism, education and other service-related industries. Consequently, Peoples is not dependent upon any single industry segment for its business opportunities, and management believes Peoples' market area is somewhat insulated from some of the fluctuations of national economic cycles as a result of the diverse economic base.

Peoples Bank originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (including loans to individuals and indirect loans). In general, Peoples Bank retains the majority of loans it originates; however, certain fixed-rate mortgage loan originations, primarily one-to-four family residential mortgages, are sold into the secondary market. In prior years, Peoples Bank also originated various credit card loans. In late 2003, Peoples Bank sold its existing credit card portfolio and entered into a joint marketing alliance to serve the credit card needs of its customers and prospects, which reduces Peoples Bank's risks since it does not own the loans.

Loans are spread over a broad range of industrial classifications. Management believes it has no significant concentrations of loans to borrowers engaged in the same or similar industries and no loans to foreign entities. The lending market areas served are concentrated primarily in southeastern Ohio, northeastern Kentucky and northwestern West Virginia. In addition, loan production offices and full-service banking offices in central Ohio provide opportunities to serve customers in that economic region.
Legal Lending Limit
At December 31, 2004, Peoples Bank's legal lending limit was approximately $21.4 million. In 2004, Peoples Bank did not extend credit to any one borrower in excess of its legal lending limit.

Commercial Loans
----------------
At December 31, 2004, Peoples Bank had $576.7 million in commercial, financial and agricultural loans, including loans secured by commercial real estate ("commercial loans") outstanding, representing approximately 56.3% of the total aggregate loan portfolio. Loans secured by commercial real estate, excluding construction loans, totaled $450.3 million at December 31, 2004.

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

Peoples Bank periodically evaluates all new commercial loan relationships greater than $250,000 and, on an annual basis, all loan relationships greater than $500,000. If deterioration of the loan has occurred, Peoples Bank takes effective and prompt action designed to assure repayment of the loan. Upon detection of the reduced ability of a borrower to meet cash flow obligations, the loan is considered an impaired loan and reviewed for possible downgrading or placement on non-accrual status.

Consumer Loans
--------------
At December 31, 2004, Peoples Bank had outstanding consumer loans (including indirect loans but excluding real estate loans) in an aggregate amount of $60.9 million, or 6.0% of the aggregate total loan portfolio.

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

Real Estate Loans
-----------------
At December 31, 2004, Peoples Bank had $385.4 million of real estate loans outstanding (including home equity and construction loans), representing 37.7% of total loans outstanding. Home equity lines of credit and construction mortgages totaled $43.7 million and $35.4 million, respectively. Peoples also had approximately $0.6 million of real estate loans (primary one-to-four family residential mortgages) held for sale into the secondary market at December 31, 2004. Peoples was servicing $106.4 million of real estate loans (primary one-to-four family residential mortgages) previously sold into the secondary market at December 31, 2004.

LENDING PRACTICES. Peoples Bank requires residential real estate loan amounts to be no more than 90% of the purchase price or the appraised value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 90%. On occasion, Peoples Bank may lend up to 100% of the appraised value of the real estate. The risk conditions of these loans are considered during underwriting for the purposes of establishing an interest rate compatible with the risks inherent in mortgage lending and remaining equity of the home, if any. Peoples Bank originates both fixed rate and one-to-five year adjustable rate, fully amortizing real estate loans. Typically, the fixed rate real estate loans are sold in the secondary market, with Peoples Bank retaining servicing rights on those loans. In select cases, Peoples Bank may retain certain fixed rate real estate loans. Real estate loans are typically secured by first mortgages with evidence of title in favor of Peoples Bank in the form of an attorney's opinion of the title or a title insurance policy. Peoples Bank also requires proof of hazard insurance, with Peoples Bank named as the mortgagee and as the loss payee. Licensed appraisals are required for loans in excess of $250,000.

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

Overdraft Privilege
-------------------
Since 2001, Peoples Bank has granted Overdraft Privilege to qualified customers. Overdraft Privilege is a service that provides virtually automatic overdraft protection to retail customers by establishing an Overdraft Privilege amount. After a 30-day waiting period to verify deposit ability, each new checking account usually receives an Overdraft Privilege amount of either $400 or $700, based on the type of account and other parameters. Once established, customers are permitted to overdraw their checking account, up to their Overdraft Privilege limit, with each item being charged Peoples' regular overdraft fee. Customers repay the overdraft with their next deposit. Overdraft Privilege is designed to allow Peoples to fill the void between traditional overdraft protection, such as a line of credit, and "check cashing stores". While Overdraft Privilege generates fee income, Peoples maintains an allowance for losses from checking accounts with overdrafts deemed uncollectible. This allowance, along with the related provision and net chargeoffs, is included in Peoples' allowance for loan losses.


Website Access to Peoples' Securities and Exchange Commission Filings
---------------------------------------------------------------------
Peoples makes available free of charge on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after Peoples electronically files each such report or amendment with, or furnishes it to, the Securities and Exchange Commission ("SEC").


Corporate Governance
--------------------
Peoples' Board of Directors and management has instituted a series of actions to enhance Peoples' already strong corporate governance practices. Included in those actions was adoption of a Code of Ethics, a revision of the charter of the Audit Committee and the formation two new committees: the Disclosure Committee for Financial Reporting and the Governance and Nominating Committee. The current charters of these committees and the Compensation Committee can be found on Peoples' website under the "Corporate Governance and Code of Ethics and Ethics Hotline" section.


Code of Ethics
--------------
In 2003, Peoples' Board of Directors adopted a formal Code of Ethics applicable to all directors, officers and associates of Peoples and its affiliates. The Board of Directors adopted Peoples' Code of Ethics to demonstrate to the public and Peoples' shareholders the importance the Board and management place on ethical conduct, and to continue to set forth Peoples' expectations for the conduct of ethical business practices. Peoples' Code of Ethics is available, free of charge, to the public on Peoples' website on the "Corporate Governance and Code of Ethics and Ethics Hotline" page. Please also see Item 10 of Part III of this Form 10-K.

Disclosure Committee for Financial Reporting
--------------------------------------------
In 2003, Peoples established the Disclosure Committee for Financial Reporting (the "Disclosure Committee") to formalize Peoples' process of establishing and monitoring Peoples' disclosure controls and procedures and communicating the results of such controls and procedures. The Disclosure Committee consists of key members of executive management as well as senior professional support staff from the Legal Department, Risk Management group and Controller. The Disclosure Committee complements Peoples' longstanding committee structure and process, which has consistently provided an invaluable tool for communication of disclosure information.

The Disclosure Committee has the responsibility to:

     o ensure that Peoples' Chief Executive Officer and Chief Financial Officer can evaluate the effectiveness of Peoples' disclosure controls and procedures, for the purpose of improving these controls and procedures as necessary and disclosing the results of the evaluation in the reports Peoples files with the SEC.

     o ensure management has timely access to all information which is necessary or desirable to disclose in Peoples' reports for the purpose of discharging Peoples' responsibilities in providing accurate and complete information to shareholders, including, but not limited to, a fair presentation of Peoples' financial condition, results of operations and cash flows.

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

Each key element of operation is subject to oversight by a committee to ensure proper administration, risk management and an up-streaming of critical management information and disclosures to finance and control areas, executive management and the Board of Directors. The Disclosure Committee agenda is designed to capture information from all components of Peoples' business. It is believed that the addition of these new processes has brought with it a broader and more in-depth analysis to Peoples' already effective and detailed disclosure process, as well as enhanced Peoples' overall disclosure control environment.

Governance and Nominating Committee
-----------------------------------
In 2003, the Board of Directors formally developed a Governance and Nominating Committee consisting of at least three independent members of the Board. The purpose of the Governance and Nominating Committee is to identify qualified candidates for election, nomination or appointment to Peoples' Board of Directors and recommend to the Board a slate of director nominees for each annual meeting of the shareholders of Peoples' or as vacancies occur. In addition, the Governance and Nominating Committee oversees matters of corporate governance, including the evaluation of Board performance and processes, and makes recommendations to the Board and the Chairman of the Board regarding assignment and rotation of members and chairs of committees of the Board. The goal of the Governance and Nominating Committee is to assure that the composition, practices and operation of the Board contribute to value creation and to the effective representation of Peoples' shareholders.


Competition
-----------
The financial services industry is highly competitive, especially in Peoples' primary markets. Continued deregulation and other dynamic changes in the financial services industry subjects Peoples to intense competition by providing customers the opportunity to select from a growing variety of traditional and nontraditional alternatives. Competition in Peoples Bank's lending activities comes principally from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms and pension funds. The primary factors in competing for loans are interest rate and overall lending services. Competition for deposits comes from other commercial banks, savings associations, money market and mutual funds, credit unions, insurance companies and brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience of office location, quality of service provided and overall financial condition. Peoples also faces competition for wealth management and insurance products from other commercial banks, brokerage firms and insurance agencies. Peoples believes that its size provides flexibility, which enables Peoples Bank to offer an array of banking products and services. Peoples' financial condition also contributes to a favorable competitive position in the markets Peoples serves.

Peoples primarily focuses on non-major metropolitan markets in which to provide a full range of products and services. Management believes Peoples has developed a niche and a certain level of expertise in serving these communities, although Peoples has recently expanded in the more metropolitan area of central Ohio with loan production offices. Peoples historically has operated under a "needs-based" selling approach that management believes has proven successful in serving the financial needs of many customers. Management anticipates Peoples will continue to increase its investment in sales training and education in future periods to assist in the development of Peoples' associates and their identification of customer service opportunities.

It is not Peoples' strategy to compete solely on the basis of price. Management believes a focus on customer relationships, speed in the delivery of service and incentives to promote customers' continued use of multiple financial products and services will lead to enhanced revenue opportunities. Management believes the integration of traditional financial products with non-traditional financial products, such as insurance and investment products, will lead to enhanced revenues through complementary product offerings.


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

In 2002, Peoples elected, and received approval from the Federal Reserve Board, to become a financial holding company.

BANKING SUBSIDIARY. Peoples Bank is a national banking association chartered under the National Banking Act and is regulated by the Office of the Comptroller of the Currency. Peoples Bank provides Federal Deposit Insurance Corporation ("FDIC") insurance on its deposits, up to prescribed statutory limits, and is a member of the Federal Home Loan Bank ("FHLB") of Cincinnati. As a national bank, Peoples Bank may engage, subject to limitations on investment and capital requirements, in activities that are financial in nature, other than insurance underwriting, real estate development and real estate investment, through a financial subsidiary of Peoples Bank, as along as Peoples Bank remains well-capitalized, well managed and continues to have at least a satisfactory Community Reinvestment Act rating.

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

Federal Deposit Insurance Corporation
The FDIC insures the deposits of Peoples Bank up to the applicable legal limit, subject to the applicable provisions of the Federal Deposit Insurance Act. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the bank's regulatory agency.

Federal Home Loan Bank
----------------------
The FHLB provides credit to their members in the form of collateralized advances. As a member of the FHLB of Cincinnati, Peoples Bank must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1% of the aggregate outstanding principal amount of its respective residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB.

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

Sarbanes-Oxley Act of 2002
--------------------------
In 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws. The proposed changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently.

The Sarbanes-Oxley Act addresses, among other matters: increased responsibilities of audit committees; certification of financial statements by the chief executive officer and the chief financial officer; a requirement that chief executive and chief financial officers forfeit certain bonuses and profits if their companies issue restated financial statements due to miscounduct; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers (excluding loans by federally insured financial institutions); expedited filing requirements for stock transaction reports by officers and directors; the formation of the Public Company Accounting Oversight Board; auditor independence; and various increased criminal penalties for violations of securities laws.


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


Effect of Environmental Regulation
----------------------------------
Peoples' primary exposure to environmental risk is through Peoples Bank's lending activities. When management believes environmental risk potentially exists, Peoples mitigates its environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral. Management reviews residential real estate loans with inherent environmental risk on an individual basis and makes decisions based on the dollar amount of the loan and the materiality of the specific credit.

Peoples anticipates no material effect on capital expenditures, earnings or the competitive position of itself or any subsidiary as a result of compliance with federal, state or local environmental protection laws or regulations.


Statistical Financial Information Regarding Peoples
---------------------------------------------------
The following listing of statistical financial information provides comparative data for Peoples over the past three and five years, as appropriate. These tables should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, of this Form 10-K and the Consolidated Financial Statements of Peoples and its subsidiaries found at pages 19 through 39 of this Form 10-K. Loan Portfolio Analysis:



(Dollars in Thousands)                                        2004          2003        2002         2001         2000
Year-end loan balances:
   Commercial, financial and agricultural                 $    576,743  $   512,069 $    392,528 $    343,800 $    310,558
   Real estate, mortgage                                       349,965      301,726      330,840      295,944      283,323
   Real estate, construction                                    35,423       21,056       16,231       14,530       20,267
   Consumer                                                     60,927       79,926      103,635      111,912      115,913
   Credit card                                                       -          221        6,549        6,670        6,904
---------------------------------------------------------------------------------------------------------------------------
         Total                                            $  1,023,058  $   914,998 $    849,783 $    772,856 $    736,965
===========================================================================================================================
Percent of loans to total loans at December 31:
   Commercial, financial and agricultural                         56.3%        56.0%        46.1%        44.5%        42.1%
   Real estate, mortgage                                          34.2         33.0         39.0         38.3         38.4
   Real estate, construction                                       3.5          2.3          1.9          1.9          2.8
   Consumer                                                        6.0          8.7         12.2         14.5         15.8
   Credit card                                                       -          0.0          0.8          0.8          0.9
---------------------------------------------------------------------------------------------------------------------------
              Total                                              100.0%       100.0%       100.0%       100.0%       100.0%
===========================================================================================================================
Average total loans                                            942,761      894,419      824,731      753,777      698,144
Average allowance for loan losses                              (14,974)     (14,093)     (12,779)     (12,164)     (10,979)
---------------------------------------------------------------------------------------------------------------------------
   Average loans, net of allowance                        $    927,787  $   880,326 $    811,952 $    741,613 $    687,165
===========================================================================================================================
Allowance for loan losses:
Allowance for loan losses, January 1                      $     14,575  $    13,086 $     12,357 $     10,930 $     10,264
Allowance for loan losses acquired                                   -          573          304          967            -
Loans charged off:
   Commercial, financial and agricultural                          961        1,036        1,935        1,048          780
   Real estate                                                     677          449          268          154           74
   Consumer                                                        886        1,113        1,054        1,188        1,018
   Overdrafts                                                    1,130          967          880            -            -
   Credit card                                                     133          221          191          248          189
---------------------------------------------------------------------------------------------------------------------------
         Total                                                   3,787        3,786        4,328        2,638        2,061
---------------------------------------------------------------------------------------------------------------------------
Recoveries:
   Commercial, financial and agricultural                          487          352           41          124           78
   Real estate                                                     186           66           58            5            2
   Consumer                                                        431          399          387          286          303
   Overdrafts                                                      308          263          175            -            -
   Credit card                                                      14           21           25           24           22
---------------------------------------------------------------------------------------------------------------------------
         Total                                                   1,426        1,101          686          439          405
---------------------------------------------------------------------------------------------------------------------------
Net chargeoffs:
   Commercial, financial and agricultural                          474          684        1,894          924          702
   Real estate                                                     491          383          210          149           72
   Consumer                                                        455          714          667          902          715
   Overdrafts                                                      822          704          705            -            -
   Credit card                                                     119          200          166          224          167
---------------------------------------------------------------------------------------------------------------------------
         Total                                                   2,361        2,685        3,642        2,199        1,656
---------------------------------------------------------------------------------------------------------------------------
Provision for loan losses, December 31                           2,546        3,601        4,067        2,659        2,322
---------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, December 31                    $     14,760  $    14,575 $     13,086 $     12,357 $     10,930
===========================================================================================================================
Allocation of allowance for loan losses at December 31:
   Commercial, financial and agricultural                 $     11,751  $    11,232 $      8,846 $      7,950 $      5,992
   Real estate                                                   1,175        1,234        1,617        1,602        1,112
   Consumer                                                      1,394        1,594        2,075        2,447        2,701
   Overdrafts                                                      327          283          206            -            -
   Credit card                                                     113          232          342          358          432
   General risk                                                      -            -            -            -          693
---------------------------------------------------------------------------------------------------------------------------
         Total                                            $     14,760  $    14,575 $     13,086 $     12,357 $     10,930
---------------------------------------------------------------------------------------------------------------------------
Ratio of net chargeoffs to average loans:
   Commercial, financial and agricultural                         0.05%        0.08%        0.23%        0.12%        0.10%
   Real estate                                                    0.05         0.04         0.03         0.02         0.01
   Consumer                                                       0.05         0.08         0.08         0.12         0.10
   Overdrafts                                                     0.09         0.08         0.09            -            -
   Credit card                                                    0.01         0.02         0.02         0.03         0.02
---------------------------------------------------------------------------------------------------------------------------
         Total                                                    0.25%        0.30%        0.45%        0.29%        0.23%
===========================================================================================================================
Nonperforming assets:
   Loans 90+ days past due                                $        285  $       188 $        407 $        686 $        344
   Renegotiated loans                                            1,128            -        2,439          425          518
   Nonaccrual loans                                              5,130        6,556        4,617        4,380        4,280
---------------------------------------------------------------------------------------------------------------------------
         Total nonperforming loans                               6,543        6,744        7,463        5,491        5,142
   Other real estate owned                                       1,163          392          148          181           86
---------------------------------------------------------------------------------------------------------------------------
         Total nonperforming assets                       $      7,706  $     7,136 $      7,611 $      5,672 $      5,228
===========================================================================================================================
Nonperforming loans as a percent of total loans                   0.64%        0.73%        0.88%        0.71%        0.70%
===========================================================================================================================
Nonperforming assets as a percent of total assets                 0.43%        0.41%        0.55%        0.48%        0.46%
===========================================================================================================================
Allowance for loan losses as a percent of total loans             1.44%        1.59%        1.54%        1.60%        1.48%
===========================================================================================================================
Allowance for loan losses as a percent of nonperforming          225.6%       216.1%       175.3%       225.0%       212.6%
loans
===========================================================================================================================



Interest income on nonaccrual and renegotiated loans that would have been recorded under the original terms of the loans for 2004, 2003 and 2002 was $338,000 ($68,000 was actually recorded), $387,000 ($59,000 was actually recorded) and $632,000 ($23,000 was actually recorded), respectively.

Peoples discontinues the accrual of interest on loans when management believes collection of all or a portion of contractual interest has become doubtful, which generally occurs when a loan is 90 days past due. A nonaccrual loan is restored to accrual status when it is brought current, has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer in doubt. Interest on a nonaccrual loan is recorded on a cash basis and if principal recovery is reasonably assured.


Loan Maturities at December 31, 2004:
                                                                   Due in
 (Dollars in Thousands)                        Due in             One Year                Due
                                              One Year             Through               After
 Loan Type                                     Or Less           Five Years           Five Years             Total
 Commercial loans:
      Fixed                               $        18,465     $        87,839      $        82,432     $       188,736
      Variable                                     88,770              62,759              236,478             388,007
 ----------------------------------------------------------------------------------------------------------------------
       Total commercial loans                     107,235             150,598              318,910             576,743
 ----------------------------------------------------------------------------------------------------------------------
 Construction loans:
      Fixed                                           331               3,024                2,204               5,559
      Variable                                      3,985              10,311               15,568              29,864
 ----------------------------------------------------------------------------------------------------------------------
       Total real estate loans                      4,316              13,335               17,772              35,423
 ----------------------------------------------------------------------------------------------------------------------
 Mortgage real estate loans:
      Fixed                                           438               8,289               99,695             108,422
      Variable                                        252               9,609              231,682             241,543
  ----------------------------------------------------------------------------------------------------------------------
       Total real estate loans                        690              17,898              331,377             349,965
  ----------------------------------------------------------------------------------------------------------------------
 Consumer loans:
      Fixed                                         5,823              47,647                6,246              59,716
      Variable                                        470                 298                  443               1,211
 ----------------------------------------------------------------------------------------------------------------------
       Total consumer loans                         6,293              47,945                6,689              60,927
 ----------------------------------------------------------------------------------------------------------------------
          Total loans                     $       118,534     $       229,776      $       674,748     $     1,023,058
 ======================================================================================================================




Average Balances and Analysis of Net Interest Income:

   (Dollars in Thousands)                 2004                             2003                              2002
                            Average      Income/  Yield/      Average     Income/  Yield/      Average     Income/   Yield/
                            Balance      Expense   Rate       Balance     Expense   Rate       Balance     Expense    Rate
                          ----------------------------------------------------------------------------------------------------
   Securities (1):
   Taxable                $   576,502  $   24,237   4.20%   $   609,453 $   26,429   4.34%   $   298,850 $   17,615    5.89%
   Nontaxable (2)              63,589       4,274   6.72%        66,232      4,433   6.69%        62,561      4,349    6.95%
                          ------------ ----------- -------  ------------ ---------- -------  ------------  --------- --------
        Total                 640,091      28,511   4.45%       675,685     30,862   4.57%       361,411     21,964    6.08%
   Loans (3) (4):
   Commercial                 559,762      33,388   5.96%       471,145     29,786   6.32%       386,812     26,620    6.88%
   Real estate (5)            313,234      20,303   6.48%       324,778     22,970   7.07%       322,627     24,365    7.55%
   Consumer                    69,765       6,323   9.06%        98,496      9,514   9.66%       115,292     11,527   10.00%
   Valuation reserve         (14,974)                           (14,093)                         (12,779)
                          ------------ ----------- -------  ------------ ---------- -------  ------------  --------- --------
        Total                 927,787      60,014   6.47%       880,326     62,270   7.07%       811,952     62,512    7.70%
   Short-term Investments:
   Interest-bearing
   deposits
        in other banks          2,610          21   0.80%         2,917         21   0.72%         2,041         28    1.35%
   Federal funds sold           9,204         114   1.24%        15,453        164   1.06%         5,294         75    1.43%
                          ------------ ----------- -------  ------------ ---------- -------  ------------  --------- --------
        Total                  11,814         135   1.14%        18,370        185   1.01%         7,335        103    1.42%
                          ------------ ----------- -------  ------------ ---------- -------  ------------  --------- --------
             Total          1,579,692      88,660   5.61%     1,574,381     93,317   5.93%     1,180,698     84,579    7.16%
   earning assets
   Other assets               180,843                           135,661                          107,623
                          ------------                      ------------                     ------------
        Total assets      $ 1,760,535                       $ 1,710,042                      $ 1,288,321
                          ============                      ===========                      ============
   Deposits:
   Savings                $   171,705  $    1,140   0.66%   $   172,240 $    1,733   1.01%   $   116,512 $    1,731    1.49%
   Interest-bearing demand    262,206       2,359   0.90%       272,800      2,667   0.98%       279,407      4,481    1.60%
   Time                       454,793      13,498   2.97%       453,488     14,171   3.12%       393,676     15,945    4.05%
                          ------------ ----------- -------  ------------ ---------- -------  ------------  --------- --------
        Total                 888,704      16,997   1.91%       898,528     18,571   2.07%       789,595     22,157    2.81%
                          ------------ ----------- -------  ------------ ---------- -------  ------------  --------- --------
   Borrowed Funds:
   Short-term                  87,051       1,130   1.30%        54,219        793   1.46%        45,847        869    1.89%
   Long-term                  454,898      17,033   3.74%       457,858     18,686   4.08%       236,251     12,290    5.20%
                          ------------ ----------- -------  ------------ ---------- -------  ------------  --------- --------
        Total                 541,949      18,163   3.32%       512,077     19,479   3.78%       282,098     13,159    4.65%
                          ------------ ----------- -------  ------------ ---------- -------  ------------  --------- --------
   Total interest-bearing
        liabilities         1,430,653      35,160   2.45%     1,410,605     38,050   2.69%     1,071,693     35,316    3.29%
                          ------------ ----------- -------  ------------ ---------- -------  ------------  --------- --------
   Non-interest-bearing
        demand deposits       144,564                           124,574                          100,740
   Other liabilities           12,919                             8,223                            9,863
                          ------------                      ------------                     ------------
        Total liabilities   1,588,136                         1,543,402                        1,182,296
        Stockholders'
   equity                     172,399                           166,640                          106,025
                          ------------                      ------------                     ------------
       Total liabilities
   and
        stockholders'
   equity                 $ 1,760,535                       $ 1,710,042                      $ 1,288,321
                          ============                      ============                     ============
   Interest rate spread                $   53,500   3.16%               $   55,267   3.24%               $   49,263    3.87%
   Interest income/earning assets                   5.61%                            5.93%                             7.16%
   Interest expense/earning assets                  2.22%                            2.41%                             2.99%
                                                  --------                         --------                          --------
        Net yield on earning assets (net interest   3.39%                            3.52%                             4.17%
                                          margin) ========                         ========                          ========


(1)  Average balances of investment securities based on carrying value.
(2) Computed on a fully-tax equivalent basis using a tax rate of 35%. Interest income was increased by $1,630; $1,662 and $1,611 for 2004; 2003 and 2002,
     respectively, for the impact of the tax equivalent adjustment.
(3) Nonaccrual and impaired loans are included in the average balances listed. Related interest income on nonaccrual loans prior to the loan being put on nonaccrual is included in loan interest income.
(4) Loan fees included in interest income for 2004; 2003 and 2002 were $482; $698 and $711, respectively. (5) Loans held for sale are included in the average balances listed. Related interest income on loans originated for sale prior to the loan being sold is included in real estate loan interest income.




Rate Volume Analysis:
(Dollars in Thousands)
                                         Change from 2003 to 2004 (1)                   Change from 2002 to 2003 (1)
Increase (decrease) in:                Volume         Rate          Total             Volume         Rate          Total
---------------------------------------------------------------------------------------------------------------------------
Investment income: (2)
  Taxable                          $    (1,401)  $      (791)  $    (2,192)       $     14,450  $    (5,636)  $     8,814
  Nontaxable                              (178)           19          (159)                249         (165)           84
---------------------------------------------------------------------------------------------------------------------------
       Total                            (1,579)         (772)       (2,351)             14,699       (5,801)        8,898
---------------------------------------------------------------------------------------------------------------------------
Loan Income:
  Commercial                             5,359        (1,757)        3,602              5,460        (2,294)        3,166
  Real estate                             (796)       (1,871)       (2,667)               161        (1,556)       (1,395)
  Consumer                              (2,634)         (557)       (3,191)            (1,633)         (380)       (2,013)
---------------------------------------------------------------------------------------------------------------------------
       Total                             1,929        (4,185)       (2,256)             3,988        (4,230)         (242)
---------------------------------------------------------------------------------------------------------------------------
Short-term investments                     (72)           22           (50)               118           (36)           82
---------------------------------------------------------------------------------------------------------------------------
       Total interest income               278        (4,935)       (4,657)            18,805       (10,067)        8,738
===========================================================================================================================
Interest expense:
  Savings deposits                          (5)         (588)         (593)               668          (666             2
  Interest-bearing demand
  deposits                                (101)         (207)         (308)              (104)       (1,710)       (1,814)
  Time deposits                             41          (714)         (673)             2,201        (3,975)       (1,774)
  Short-term borrowings                    435           (98)          337                143          (219)          (76)
  Long-term borrowings                    (120)       (1,533)       (1,653)             9,508        (3,112)        6,396
---------------------------------------------------------------------------------------------------------------------------
       Total interest expense              250        (3,140)       (2,890)            12,416        (9,682)        2,734
===========================================================================================================================
       Net interest income         $        28   $    (1,795)  $    (1,767)       $     6,389  $       (385)  $     6,004
===========================================================================================================================

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the dollar amounts of the change in each.
(2) Presented on a fully-tax equivalent basis.



Maturities of Certificates of Deposit $100,000 or More at December 31:

(Dollars in Thousands)        2004       2003       2002        2001       2000
3 months or less         $  17,772  $  10,316  $  11,559  $   15,478  $  17,430
Over 3 to 6 months          17,923     18,964     23,793      25,279      6,871
Over 6 to 12 months         14,163     40,701      9,277       7,515     16,639
Over 12 months              76,267     49,765     50,181      28,270     24,209
------------------------ ---------- ---------- ---------- ----------- ----------
         Total           $ 126,125  $ 119,746  $  94,810  $   76,542  $  65,149
------------------------ ---------- ---------- ---------- ----------- ----------


ITEM 2.  PROPERTIES

Peoples' sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property. In Ohio, Peoples Bank operates offices in Marietta (4 offices), Belpre (2 offices), Lowell, Lower Salem, Reno, Nelsonville (2 offices), Athens (3 offices), The Plains, Middleport, Rutland, Pomeroy (2 offices), Gallipolis, Cambridge (2 offices), Byesville, Quaker City, Flushing, Caldwell, Chesterhill, McConnelsville, Baltimore, Lancaster, Delaware and Granville. In West Virginia, Peoples Bank operates offices in Huntington, Parkersburg (3 offices), Vienna, Point Pleasant (2 offices), New Martinsville (2 offices) and Steelton. In Kentucky, Peoples Bank's office locations include Greenup, Summit, South Shore, Grayson, Ashland and Russell.

Peoples Insurance Agency rents office space in various Peoples Bank's offices. In addition, Peoples Insurance Agency leases office buildings in Marietta, Ohio, Huntington; West Virginia; and Ashland, Kentucky.

Of the 48 banking offices, 12 are leased and the rest are owned. Rent expense on the leased properties totaled $534,000 in 2004. The following are the only properties that have a lease expiring on or before June 2006:

                                                                 Lease
                                                                 Expiration
Location                           Address                       Date
--------------------------------   ---------------------------   --------------
Granville Loan Production Office   1915 Newark-Granville Road    September 2005
                                   Granville, Ohio

Delaware Loan Production Office    351 West Central Avenue       March 2006
                                   Delaware, Ohio

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------

Pursuant to General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following information regarding Peoples' executive officers is included as an unnumbered item in Part I of this Form 10-K in lieu of being included in the Peoples' definitive Proxy Statement relating to Peoples' Annual Meeting of Shareholders to be held April 14, 2005 ("Peoples' 2005 Definitive Proxy Statement").

In addition to Robert E. Evans, Chairman of the Board and Chief Executive Officer, and Mark F. Bradley, President and Chief Operating Officer, whose Item 401(b) information is included in Peoples' 2005 Definitive Proxy Statement under "Election of Directors," the executive officers of Peoples as of February 14, 2005, are as follows:

Name                       Age    Position
David B. Baker              58    Executive Vice President
John (Jack) W. Conlon       59    Chief Financial Officer and Treasurer
Larry E. Holdren            57    Executive Vice President
Carol A. Schneeberger       48    Executive Vice President/Operations
Joseph S. Yazombek          51    Executive Vice President/Chief Lending Officer


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

Each executive officer of Peoples is appointed by the Board of Directors and serves at the pleasure of the Board.

In August 2004, Peoples offered Change in Control Agreements to the executive officers of Peoples and entered into agreements ("Agreement" or "Agreements") with Robert E. Evans, Mark F. Bradley, David B. Baker, John W. Conlon, Larry E. Holdren and Carol A. Schneeberger. Each Agreement provides that, if the executive officer is terminated by Peoples or its successors for any reason other than cause or by the executive officer for good reason, within six (6) months prior to or within twenty-four (24) months after a defined change in control, Peoples will pay a specified change in control benefit to the executive officer. If the executive officer receives a change in control benefit as previously described, he or she is subject to a non-compete agreement covering the same period of time as the benefit is paid. Additional information required by Item 401(b) of Regulation S-K regarding the Agreements are incorporated herein by reference to the sections captioned "Change in Control Arrangements" on pages 18, 22 and 23 of Peoples' 2005 Definitive Proxy Statement and Exhibits 10(u) and 10(v) of this Annual Report on Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Peoples' common shares are traded on The NASDAQ National Market under the symbol PEBO. At December 31, 2004, Peoples had 1,307 stockholders of record. The table presented below provides the high and low bids for Peoples' common shares and the cash dividends per share declared for the indicated periods. Bid information has been obtained directly from The NASDAQ National Market.
                                                                Dividends
                             High Bid          Low Bid           Declared
2004
Fourth Quarter             $     32.44      $     26.21      $        0.180
Third Quarter                    26.67            23.27               0.180
Second Quarter                   28.10            27.52               0.180
First Quarter                    32.05            26.92               0.180

----------------------------------------------------------------------------

2003
Fourth Quarter             $     30.17      $     26.92      $        0.180
Third Quarter                    28.45            23.53               0.170
Second Quarter                   24.99            21.10               0.152
First Quarter                    25.24            19.45               0.143

----------------------------------------------------------------------------

Peoples plans to continue to pay quarterly cash dividends, subject to certain regulatory restrictions described in Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, as well as the "Limits on Dividends" section under Item 1 of this Form 10-K.

The following table details Peoples' repurchases and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) of Peoples' common shares during the three months ended December 31, 2004:


                                                                              (d) Maximum Number
                                                           (c)Total Number          Number of
                                                           of Common Shares      Commons Shares
                              (a) Total                    Purchased as Part     that May Yet Be
                              Number of    (b) Average       of Publicly         Purchased Under
                            Common Share   Price Paid Per   Announced Plans        the Plans or
           Period             Purchased         Share        or Programs (1)     Programs (1)(2)
October 1 - 31, 2004           1,515(3)       $27.42(3)           613               123,852
November 1 - 30, 2004         10,818(4)       $27.74(4)        10,200               113,652
December 1 - 31, 2004            224(5)       $28.18(5)             -                     -(6)
------------------------------------------------------------------------------------------------
Total                         12,557          $27.71           10,813                     -
================================================================================================

(1) Information reflects solely the 2004 Stock Repurchase Program originally announced on December 17, 2003, which authorized the repurchase of 425,000 common shares, with an aggregate purchase price of not more than $13.0 million. On August 13, 2004, Peoples' Board of Directors authorized the repurchase of an additional 200,000 common shares, with an aggregate purchase price of not more than $6.5 million, under the 2004 Stock Repurchase Program. The 2004 Stock Repurchase Program expired on December 31, 2004.
(2) Information reflects maximum number of common shares that may be purchased at the end of the period indicated.
(3) Includes an aggregate of 902 common shares purchased in open market transactions at an average price of $27.41 by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust holding assets to provide payment of the benefits under the Peoples Bancorp Inc. Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the "Rabbi Trust").
(4) Includes an aggregate of 618 common shares acquired at an average price of $27.96 in connection with the exercise of stock options under Peoples' stock option plans.
(5) Information reflects solely common shares purchased by Peoples Bank for the Rabbi Trust.
(6) The 2004 Stock Repurchase Program expired on December 31, 2004, and as such, no additional common shares could be purchased under that Program at the end of the period. However, Peoples is authorized to repurchase up to 525,000 of its common shares, with an aggregate purchase price of not more than $17.0 million, in 2005 under the 2005 Stock Repurchase Program announced December 10, 2004, which expires December 31, 2005.


ITEM 6.  SELECTED FINANCIAL DATA.

The information below has been derived from Peoples' Consolidated Financial Statements.

(Dollars in Thousands, except Per Share Data)           2004            2003           2002            2001           2000
Operating Data For the year ended:

Total interest income                               $     87,030   $     91,655   $      82,968   $     86,107   $      85,129
Total interest expense                                    35,160         38,050          35,316         45,560          47,427
Net interest income                                       51,870         53,605          47,652         40,547          37,702
Provision for loan losses                                  2,546          3,601           4,067          2,659           2,322
Net (loss) gains on securities transactions               (3,040)        (1,905)            216             29              10
Other income exclusive of securities transactions         25,248         19,443          15,020         10,621           8,900
Goodwill and other intangible asset amortization           2,219          1,493             646          2,347           2,284
Other expense                                             44,979         44,410          32,975         28,479          26,172
Net income                                          $     18,275   $     16,254   $      18,752   $     12,335   $      11,126

---------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data
At year end:
Total assets                                        $  1,809,086   $  1,736,104   $   1,394,361   $  1,193,966   $   1,135,834
Total intangible assets                                   71,118         48,705          30,738         17,010          17,848
Investment securities                                    602,364        641,464         412,100        330,364         330,521
Net loans                                              1,008,298        900,423         836,697        760,499         726,035
Total deposits                                         1,069,421      1,028,530         955,877        814,368         757,621
Short-term borrowings                                     51,895        108,768          39,083         56,052         119,915
Long-term borrowings                                     464,864        388,647         212,929        192,448         138,511
Junior subordinated notes                                 29,263         29,177          29,090         29,056          29,021
Stockholders' equity                                     175,418        170,880         147,183         93,854          83,194
Tangible assets (1)                                    1,737,968      1,687,399       1,363,623      1,176,956       1,117,986
Tangible equity (2)                                 $    104,300   $    122,175   $     116,445   $     76,844   $      65,346

---------------------------------------------------------------------------------------------------------------------------------

Significant Ratios
Return on average assets                                    1.04 %         0.95 %          1.46 %         1.06 %          1.02 %
Return on average stockholders' equity                     10.60           9.75           17.69          13.60           14.92
Net interest margin                                         3.39           3.52            4.17           3.87            3.82
Non-interest income leverage ratio (3)                     55.93          48.68           45.77          37.29           34.01
Efficiency ratio (4)                                       57.18          51.06           51.24          54.50           54.94
Average stockholders' equity to average assets              9.79           9.74            8.23           7.80            6.84
Average loans to average deposits                          91.24          87.42           92.63          92.93           94.37
Allowance for loan losses to total loans                    1.44           1.59            1.54           1.60            1.48
Risk-based capital ratio                                   12.30          15.43           16.79          14.21           14.21
Dividend payout ratio                                      41.66 %        42.06 %         24.91 %        33.08 %         33.06 %

---------------------------------------------------------------------------------------------------------------------------------

Per Share Data(5)
Net income per share - Basic                        $       1.74   $       1.56   $        2.25   $       1.49   $        1.34
Net income per share - Diluted                              1.71           1.52            2.19           1.47            1.33
Cash dividends paid                                         0.72           0.65            0.56           0.49            0.44
Book value at end of period                                16.81          16.11           14.97          11.43           10.09
Tangible book value at end of period (6)            $      10.00   $      11.76   $       11.85   $       9.36   $        7.93
Weighted-average shares outstanding:
     Basic                                            10,529,332     10,433,708       8,329,109      8,277,035       8,288,498
     Diluted                                          10,710,114     10,660,083       8,557,591      8,403,773       8,385,504
Common shares outstanding at end of period:           10,435,102     10,603,792       9,829,965      8,213,115       8,245,127

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

References will be found in this Form 10-K to the following transactions that have impacted or will impact Peoples' results of operations:

     o As discussed in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, Peoples completed the acquisition of Putnam Agency, Inc. ("Putnam") on April 30, 2004 and Barengo Insurance Agency, Inc. ("Barengo") on May 28, 2004, (collectively, the "Insurance Agency Acquisitions"). In addition, Peoples Bank acquired two full-service banking offices in the Ashland, Kentucky area at the close of business on December 3, 2004 (the "Ashland Banking Acquisition"). In conjunction with the Ashland Banking Acquisition, Peoples Bank consolidated two of its existing offices in the Ashland area market into other Peoples Bank offices and closed one of the acquired offices. In 2003, Peoples acquired Kentucky Bancshares Incorporated ("Kentucky Bancshares"), the holding company of Kentucky Bank & Trust, and closed two of Peoples Bank's existing offices, due to the proximity of the acquired offices.

     o In December 2004, Peoples sold approximately $85 million of fixed-rate securities, consisting primarily of mortgage-backed securities purchased in a historically low interest rate environment, and reinvested the net proceeds in other investment securities, primarily variable rate mortgage-backed securities (the "2004 Investment Portfolio Repositioning"). The securities sold were selected because management wanted to shorten the estimated life of the portfolio and expected those securities selected to underperform in a rising rate environment. While the 2004 Investment Portfolio repositioning is expected to have a minimal impact on short-term yields, the new securities have shorter estimated lives and duration and better cash flow characteristics in a rising rate environment than the securities sold, which should improve the overall long-term performance of the investment portfolio as interest rates return to more historic levels.

     o In December 2003, Peoples Bank sold its existing credit card portfolio to InfiCorp Holdings, Inc. ("InfiCorp"). In addition to the sale, Peoples Bank and InfiCorp entered into a joint marketing agreement to serve the credit card needs of Peoples' customers and prospective customers.

     o In December 2003, Peoples sold $55 million of mortgage-backed investment securities due to the high rate of prepayments on those securities and the corresponding downward pressure on yields from accelerated amortization of bond premiums. Peoples reinvested the proceeds from the sales into other mortgage-backed securities that were anticipated to produce a higher yield with estimated lives similar to those of the securities that were sold (collectively, the "2003 Investment Portfolio Restructuring"). Approximately $27 million of the reinvestment settled in late December 2003 and the remaining reinvestment of approximately $26 million settled in late January 2004.

     o On December 16, 2003, Peoples prepaid $63 million of long-term, convertible rate borrowings from the Federal Home Loan Bank ("FHLB") and reborrowed the funds using a short-term, repurchase agreement advance (collectively, the "Long-Term Debt Restructuring"). Peoples incurred prepayment penalties totaling $6.8 million as part of this transaction. The prepaid borrowings had a weighted-average rate of 5.14% and weighted-average remaining maturity of 5.4 years. The new short-term advance had a significantly lower initial interest rate, yet has somewhat similar interest rate sensitivity characteristics in a rising interest rate environment.

     o On December 17, 2003, Peoples Bancorp announced the authorization to repurchase up to 425,000, or approximately 4%, of Peoples Bancorp's outstanding common shares in 2004 from time to time in open market or privately negotiated transactions. On August 13, 2004, Peoples Bancorp announced the authorization to repurchase an additional 200,000 shares, or approximately 2%, of Peoples Bancorp's outstanding common shares in 2004 from time to time in open market or privately negotiated transactions (collectively, the "2004 Stock Repurchase Program"). The repurchased common shares are held as treasury shares and are anticipated to be used for future exercises of stock options granted under Peoples' stock option plans, issuances of common shares for Peoples Bancorp's deferred compensation plans, and other general corporate purposes. Peoples Bancorp repurchased 511,348 common shares (or 82% of the total authorized) under the 2004 Stock Repurchase Program, at an average price of $26.53. The 2004 Stock Repurchase Program expired on December 31, 2004.

     o On December 10, 2004, Peoples Bancorp announced the authorization to repurchase up to 525,000, or approximately 5%, of Peoples Bancorp's outstanding common shares in 2005 from time to time in open market or privately negotiated transactions (the "2005 Stock Repurchase Program"). Any repurchased common shares will be held as treasury shares and are anticipated to be used for future exercises of stock options granted under Peoples' stock option plans, future issuances of common shares in connection with Peoples' deferred compensation plans, and other general corporate purposes. Through February 28, 2005, Peoples Bancorp had repurchased a total of 53,800 common shares (or 10% of the total authorized) under the 2005 Stock Repurchase Program, at an average price of $26.85 per share.

The impact of these transactions, where significant, is discussed in the applicable sections of this Management's Discussion and Analysis.


Critical Accounting Policies
----------------------------
The accounting and reporting policies of Peoples conform to accounting principles generally accepted in the United States ("US GAAP") and to general practices within the financial services industry. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples' consolidated financial statements and management's discussion and analysis.

Income Recognition
------------------
Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding, including yield adjustments resulting from the amortization of loan costs and premiums on investment securities and accretion of loan fees and discounts on investment securities. Since mortgage-backed securities comprise a sizable portion of Peoples' investment portfolio, a significant increase in principal payments on those securities negatively impacts interest income due to the corresponding acceleration of premium amortization.

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

Allowance for Loan Losses
-------------------------
In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. Peoples maintains an allowance for loan losses to absorb probable losses based on a quarterly analysis of the portfolio. This formal analysis determines an appropriate level and allocation of the allowance for loan losses among loan types and resulting provision for loan losses by considering factors affecting losses, including specific losses, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. Management continually monitors the loan portfolio through its Loan Review Department and Loan Loss Committee to evaluate the adequacy of the allowance. The provision could increase or decrease each quarter based upon the results of management's formal analysis.

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. Consistent with the evaluation of allowances for homogenous loans, allowances relating to the Overdraft Privilege program are based upon management's monthly analysis of accounts in the program. This analysis considers factors that could affect losses on existing accounts, including historical loss experience and length of overdraft.

There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses of $14.8 million at December 31, 2004, is adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans.

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

Management determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that Peoples has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to Peoples' liquidity needs, changes in market interest rates, and asset-liability management strategies, among other considerations. Available-for-sale securities are reported at estimated fair value, with unrealized holding gains and losses reported in stockholders' equity as a separate component of other comprehensive income, net of applicable deferred income taxes. Trading securities are those securities bought and held principally for the purpose of selling in the near term. Trading securities are reported at fair value, with holding gains and losses recognized in earnings.

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be "other-than-temporary" results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management systematically evaluates Peoples' investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and Peoples' ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At December 31, 2004, management determined an investment in Fannie Mae preferred stock was other-than-temporarily impaired, resulting in an impairment charge of $490,000, or $319,000 after-tax. There were no other investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, additional charges to income could occur in future periods.


Goodwill and Other Intangible Assets
------------------------------------
Over the past several years, Peoples has grown through mergers and acquisitions accounted for under the purchase method of accounting. Under the purchase method, Peoples is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. At December 31, 2004, Peoples had $11.4 million of identifiable intangible assets acquired in acquisitions, subject to amortization, and $59.1 million of goodwill, not subject to periodic amortization.

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

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Goodwill recorded by Peoples in connection with its acquisitions relates to the inherent value in the businesses acquired and this value is dependent upon Peoples' ability to provide quality, cost effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

Peoples has reviewed its recorded goodwill and concluded that the recorded value of goodwill was not impaired as of December 31, 2004. However, future events could cause management to conclude that impairment indicators exist and re-evaluate goodwill. If such re-evaluation indicated impairment, Peoples would recognize the loss, if any. Any resulting impairment loss could have a material, adverse impact on Peoples' financial condition and results of operations.




                              RESULTS OF OPERATION


Overview of the Income Statement
--------------------------------
In 2004, Peoples' net income was $18,275,000, or $1.71 per diluted share, up from $16,254,000, or $1.52 per diluted share, a year ago. Enhanced non-interest revenues of $4,670,000, more than offset the increase in non-interest expense of $1,295,000 and the $1,735,000 decline in net interest income. Return on average equity improved to 10.60% in 2004, from 9.75% a year ago, while return on average assets was 1.04% and 0.95% in 2004 and 2003, respectively.

Balance sheet restructuring and other charges negatively impacted reported earnings in both 2004 and 2003. In December 2004, Peoples recorded a loss on sale of securities totaling $2,596,000 (or $1,688,000 after-tax) as part of the 2004 Investment Portfolio Repositioning; a write down of $128,000 ($83,000 after-tax) on real estate values of banking offices consolidated in conjunction with the Ashland Banking Acquisition and an other-than-temporary impairment charge of $490,000 (or $319,000 after-tax) on an investment in Fannie Mae ("FNMA") preferred stock. The aggregate impact of these transactions resulted in a charge to expense of $3,214,000 (or $2,090,000 after-tax) in 2004. Comparatively, the Long-Term Debt Restructuring, Investment Portfolio Restructuring and sale of the credit card portfolio in December 2003 resulted in a net charge of $7,462,000 (or $5,372,000, after tax) for the year 2003.

For the year ended December 31, 2004, net interest income totaled $51.9 million and net interest margin was 3.39% compared to $53.6 million and 3.52% for the same period in 2003. Both net interest income and margin were negatively impacted by extremely competitive pricing for loans and deposits, as well as Peoples' management of its interest rate risk position, which included extending the maturities of funding liabilities resulting in increased interest expense.

Other income totaled $22.2 million, up 27% from $17.5 million a year ago due primarily to increased insurance commissions of $4.7 million attributable to the Insurance Agency Acquisitions and deposit account services charges of $1.4 million. Other income was also impacted by securities transactions and asset disposals, which resulted in a net loss of $3.2 million in 2004 versus $2.2 million in 2004, as well as the gain of $1.4 million on the sale of the credit card portfolio in 2003.

Non-interest expense was $47.2 million in 2004 versus $45.9 million for the year ended December 31, 2003, an increase of $1.3 million. This increase was largely attributable to additional salaries and benefit costs and other operating expenses incurred as a result of recent acquisitions. Excluding the loss from the Long-Term Debt Restructuring in 2003, non-interest expense was up $8.2 million.


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

Net interest income totaled $51,870,000 in 2004 compared to $53,605,000 a year ago. Interest income totaled $87,030,000 for the year ended December 31, 2004, down 5% compared to last year. This decrease was due mainly to lower yields attributable to assets repricing downward and competition for quality loans. Interest expense totaled $35,160,000 in 2004 versus $38,050,000 in 2003, an 8% decline reflecting Peoples' lower cost of funds resulting from the prolonged low rate environment and the Long-Term Debt Restructuring in December 2003.

Peoples earns a portion of its interest income from loans to, and investments issued by, states and political subdivisions. Since these revenues generally are not subject to income taxes, management believes it is more meaningful to analyze net interest income on a fully-tax equivalent ("FTE") basis, which adjusts interest income by converting tax-exempt income to the pre-tax equivalent of taxable income using an effective tax rate of 35%. Net interest margin, calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the mix and pricing of Peoples' earning assets and interest-bearing liabilities. The following table details the calculation of FTE net interest income and margin for the years ended December 31:


(Dollars in thousands)                               2004             2003             2002

Net interest income, as reported            $      51,870   $       53,605   $       47,652
Taxable equivalent adjustments                      1,630            1,662            1,611
--------------------------------------------------------------------------------------------
Fully-tax equivalent net interest income    $      53,500   $       55,267   $       49,263
============================================================================================
Average earning assets                      $   1,579,692   $    1,574,381   $    1,180,698
============================================================================================
Net interest margin                                 3.39%            3.52%            4.17%
============================================================================================



The sustained low interest rate environment has challenged Peoples' generation of net interest income due to declining asset yields with limited opportunities for similar reduction in Peoples' cost of funds. The FTE yield on earning assets was 5.61% in 2004, down from 5.93% the prior year, while the cost of funds was 2.45% versus 2.69%. While the Federal Reserve's action to increase rates in the second half of 2004 has produced some benefits, intense competition for quality loans and management's efforts to secure longer-term funding, which generally have higher rates than short-term funds, have offset any improvement in current asset yields. In the fourth quarter of 2004, net interest margin was 3.29% compared to 3.34% for the prior quarter and 3.32% for the fourth quarter of 2003. Management remains committed to minimizing the impact of future rate increases on earnings by working to maintain a slightly asset sensitive risk position.

Net loans comprise the largest portion of Peoples' earning assets, averaging $927.8 million in 2004, versus $880.3 million in 2003 with the increase due primarily to internal growth. Since a significant portion of the loan growth involved prime based commercial loan originations, the FTE yield on net loans dropped 60 basis points to 6.47% for the year ended December 31, 2004, from 7.07% a year ago. Other factors contributing to the lower yield were loans repricing downward in the low rate environment and the impact from the sale of the credit card portfolio in late 2003. Compared to the third quarter of 2004, average net loans grew $47.9 million to $977.8 million in the fourth quarter of 2004, and the FTE yield improved to 6.42%, from 6.39%

In 2004, investment securities averaged $640.1 million compared to $675.7 million in 2003, with FTE yields of 4.45% and 4.57%, respectively. The decrease in the average balance from a year ago is largely attributable to management using a portion of the principal runoff to manage liquidity, fund loan growth and other corporate purposes. The reduced yield was due to the low rate environment and related reinvestment of funds at significantly lower rates. For the quarter ended December 31, 2004, investment securities averaged $619.0 million versus $651.1 million for the prior quarter, while the FTE yield was 4.56% and 4.47% for the same periods, respectively. Management anticipates maintaining, or slightly growing, the investment portfolio in 2005 depending on loan growth and other corporate liquidity needs.

Peoples' interest-bearing liabilities averaged $1.43 billion in 2004 compared to $1.41 billion last year, while the overall cost of funds dropped 24 basis points. Traditional deposits comprise the majority of Peoples' interest-bearing liabilities, averaging $888.7 million for the year ended December 31, 2004, compared to $898.5 million in 2003. The lower level of deposits was due primarily to intense competition, particularly for certificates of deposit. The cost of funds from interest-bearing deposits was 1.91%, down from 2.07% a year ago.

Peoples also utilizes a variety of borrowings as other funding sources to complement traditional deposits. For the year ended December 31, 2004, total borrowed funds averaged $541.9 million compared to $512.1 million in 2003. This increase was the result of management using various borrowings to fund asset growth and offset declines in interest-bearing deposits. Even with this increase, Peoples' overall cost of borrowed funds dropped to 3.32% from 3.78% last year, due in part to the Long-Term Debt Restructuring.

Peoples' main source of borrowed funds is short-term and long-term advances from the FHLB. Short-term FHLB borrowings averaged $70.2 million in 2004 compared to $26.9 million a year ago, with an average cost of 1.35% and 1.47% for the same periods, respectively. Long-term FHLB borrowings averaged $178.5 million, with an average cost of 4.21%, in 2004, versus $219.2 million a year ago, with an average cost of 4.64%. These changes reflect the impact of the Long-Term Debt Restructuring and management's continued use of FHLB borrowings to fund asset growth and manage interest rate sensitivity, as deemed appropriate.

In the second half of 2004, management has match-funded selected three- and five-year adjustable rate commercial loans using long-term FHLB advances with similar amortization and repricing characteristics and continued to extend other debt to lock-in rates. As a result, average long-term FHLB advances were $206.0 million in the fourth quarter of 2004, up from $183.1 million in the prior quarter, while short-term advances averaged $48.5 million and $82.7 million for the same periods, respectively. The average cost of long-term FHLB borrowing increased 62 basis points to 4.39% in the fourth quarter, compared to 3.76% the prior quarter. The average cost of short-term borrowings was 1.93% in the fourth quarter, up 43 basis points from the third quarter, reflecting the FHLB rate increases in response to the Federal Reserve's action. Management expects to continue shifting to longer-term borrowings, as appropriate, to lock-in rates in anticipation of rising interest rates. Additional information regarding Peoples' advances from the FHLB can be found later in this discussion under the caption "Funding Sources" and Notes 7 and 8 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

In 2004, management continued to take steps to position the balance sheet for the expected eventual increase in rates, which has produced some benefits. However, like most other financial institutions, Peoples' net interest margin has been negatively affected by intense competition for loans and deposits. While the 150 basis point increase in rates by the Federal Reserve has eased some of the net interest income pressures, Peoples' proactive interest rate risk management, coupled with the lag in repricing of a sizeable portion of Peoples' variable rate loans and flattening yield curve, limits any short-term improvement. Management believes additional interest rate increases could cause net interest income to increase modestly based on Peoples' interest rate risk position and asset-liability simulations at December 31, 2004. Even though management continues to focus on minimizing the impact of future rate changes on earnings, Peoples' net interest margin and income remain difficult to predict, and to manage, since changes in market interest rates and the timing of these changes remain uncertain.


Provision for Loan Losses
-------------------------
Peoples' provision for loan losses was $2,546,000 in 2004, down 29% from $3,601,000 in the prior year. The lower overall provision was the result of Peoples' quarterly analysis of the adequacy of the allowance for loan losses and is directionally consistent with Peoples' continued strong asset quality and lower level of loan delinquencies. A portion of the provision relates to the Overdraft Privilege program, which totaled $866,000 in 2004, compared to $781,000 in 2003.

When expressed as a percentage of average loans, the provision was 0.27% in 2004 compared to 0.40% in 2003. Management believes the provisions were appropriate for the overall quality, inherent risk and volume concentrations of Peoples' loan portfolio. Future provisions will continue to be based on management's quarterly procedural discipline described in the "Critical Accounting Policies" section of this discussion.


Gains and/or Losses on Securities Transactions
----------------------------------------------
In 2004, Peoples recognized a net loss of $3,040,000 on investment securities transactions compared to $1,905,000 a year ago. The net loss in 2004 is largely the result of the 2004 Investment Portfolio Repositioning during the fourth quarter, coupled with the $490,000 other-than-temporary impairment charge on FNMA preferred stock. The net loss in 2003 was attributable to the 2003 Investment Portfolio Restructuring implemented during the fourth quarter.


Non-Interest Income
-------------------
Peoples generates non-interest income from six primary sources: deposit account service charges, fiduciary activities, investment and insurance commissions, electronic banking ("e-banking"), mortgage banking and business owned life insurance ("BOLI"). In 2004, non-interest income was $22,208,000, up $4,670,000 (or 27%) from $17,538,000 a year ago. Excluding losses on securities transactions, non-interest income was $25,248,000 in 2004 compared to $19,443,000, an increase of $5,805,000 (or 30%). The Insurance Agency Acquisitions generated gross revenue of $4.7 million in 2004, accounting for most of the increase. These revenues, coupled with enhanced deposit account service charges and BOLI income, were the primary reasons for the increased non-interest income.

Peoples' largest source of non-interest revenue remains service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided. For the year ended December 31, 2004, deposit account service charges totaled $9,636,000, up 18% from $8,192,000 in 2003. This increase was the result of higher volumes of overdraft and non-sufficient funds ("NSF") fees, combined with an overall increase in the number of checking accounts, primarily due to acquisitions. Additionally, Peoples increased certain cost recovery fees, including overdraft and NSF fees, effective January 1, 2004. Management periodically evaluates its cost recovery fees to ensure the fees are reasonable based on operational costs, as well as similar to fees charged in Peoples' markets. The following table details Peoples' deposit account service charges:

(Dollars in Thousands)                  2004            2003           2002
Overdraft fees                    $    6,366      $    5,292     $    4,435
Non-sufficient funds fees              1,844           1,481          1,104
Other fees and charges                 1,426           1,419          1,437
----------------------------------------------------------------------------
Total                             $    9,636      $    8,192     $    6,976
============================================================================

Insurance and investment commissions were $6,152,000 in 2004, up $4,687,000, versus $1,465,000 in 2003. This increase was largely the result of higher insurance commissions, primarily from sales of property and casualty insurance, due to the Insurance Agency Acquisitions completed in mid-2004, which generated revenues of $4,690,000. The following table details Peoples' insurance and investment commissions:


(Dollars in Thousands)                   2004            2003           2002
Property and casualty insurance    $    4,929      $      452    $       376
Life and health insurance                 404             152            180
Brokerage                                 402             286            208
Fixed annuities                           277             444          1,023
Credit life and A&H insurance             140             131            179
-----------------------------------------------------------------------------
Total                              $    6,152      $    1,465    $     1,966
=============================================================================


Compared to the third quarter, insurance and investment commissions were down 5% to $2,153,000 in the fourth quarter of 2004, from $2,272,000. This decrease is mostly attributable to seasonality of revenues generated by the acquired insurance agencies. Management expects insurance commissions to remain near fourth quarter levels throughout 2005, although Peoples' ability to retain customer relationship acquired in the Insurance Agency Acquisitions could impact future revenues.

Peoples offers various e-banking services, including ATM and debit cards, direct deposit services and Internet banking, as alternative delivery channels to traditional sales offices, for providing services to clients. For the year ended December 31, 2004, Peoples' electronic banking services generated revenues of $2,390,000 compared to $2,055,000 a year ago, an increase of $335,000 (or 16%).
Peoples' e-banking revenues have remained strong due in large part to an increase in the number of debit cards issued to customers and higher volumes of debit card activity. At December 31, 2004, Peoples had 69,733 cards issued, with 45% of all eligible deposit accounts having a debit card, compared to 52,375 cards and a 39% penetration rate a year ago. Peoples' customers used their debit cards to complete $126 million of transactions in 2004, up 34% from $94 million a year ago.

Peoples' mortgage banking involves the origination and selling of long-term, fixed-rate real estate loans into the secondary market. In 2004, mortgage banking produced revenues of $931,000 compared to $1,352,000 in the prior year. The reduction in mortgage banking income from last year reflects the expected decline in real estate loan refinancing activity in response to higher long-term rates and the retention of more real estate loan productions. While it appears future real estate loan refinancing activity will remain light compared to 2003 activity, mortgage banking is a key part of Peoples' long-term business strategy.

Peoples' fiduciary revenues totaled $3,471,000 in 2004, compared to $3,363,000 a year ago. The Kentucky Bancshares acquisition added trust assets of about $182 million, and the first full-year's impact of associated fiduciary revenues accounted for the increase. Peoples' future fiduciary revenues will be influenced by the relative performance of equity markets since a significant portion of fiduciary fees is based on the market value of assets managed.

Peoples' BOLI investment enhances operating efficiency by offsetting rising employee benefit costs. For the year ended December 31, 2004, BOLI income totaled $1,899,000 compared to $1,403,000 in 2003, a 35% increase as a result of Peoples investing an additional $20 million in BOLI in early 2004. Management believes BOLI continues to provide a better vehicle for funding future benefit costs than alternative investment opportunities with similar risk characteristics.


Non-Interest Expense
--------------------
For the year ended December 31, 2004, non-interest expense totaled $47,198,000, up 3% from $45,903,000 a year ago. Recent acquisitions caused Peoples to incur $4.9 million of additional expense in 2004, primarily salaries and benefits expense, occupancy and equipment costs and intangible amortization, while Peoples compliance with new Sarbanes-Oxley regulatory requirements resulted in higher professional fee expense. Non-interest expense in 2003 was impacted by FHLB advance prepayment fees of $6.8 million incurred as part of the Long-Term Debt Restructuring. Excluding the impact of the FHLB fees and intangible amortization, non-interest expense was up $7.4 million in 2004 compared to the prior year.

Salaries and benefits remain Peoples' largest operating expense, which is inherent in a service-based industry such as financial services. In 2004, salaries and benefits totaled $24,574,000, up $4,938,000 compared to $19,636,000 in 2003, with $2.8 million, or over half of the increase, attributable to the Insurance Agency Acquisitions and full-year's impact of the Kentucky Bancshares acquisition. In addition, rising medical costs and higher sales-related compensation accounted for $0.8 million and $0.6 million of the increase, respectively, while annual salary adjustments necessary to retain key associates and additional personnel in strategic sales and support positions, were also significant factors for the overall increase. In the fourth quarter of 2004, salaries and benefits were $6,678,000, virtually unchanged from the third quarter of 2004. Management continues to explore ways, such as the BOLI investment, to offset the rising salaries and benefit costs in order to provide a reasonable level of benefits to associates and remain competitive in order to attract and hire talented professionals.

In 2004, net occupancy and equipment expenses were $5,134,000, up $573,000 (or 13%) from $4,561,000 the prior year. The Insurance Agency Acquisitions caused Peoples to incur additional occupancy and equipment expenses of $240,000, particularly depreciation expense, representing 42% of the increase, while a full-year's impact of the Kentucky Bancshares acquisition and investments in technology also contributed to the increase. Management believes the continued investment in technology enhances Peoples' ability to serve clients and satisfy their financial needs, while acquisitions have allowed Peoples to expand its customer base for economies of scale. Management continues to monitor capital expenditures to ensure the resources deployed either improve efficiencies or generate additional revenues.

Acquisitions also caused an increase in amortization expense of customer relationship intangible assets. In 2004, intangible amortization was $2,219,000 compared to $1,493,000 in 2003. Management expects total intangible amortization to be modestly higher in 2005 due to a full-year's amortization of the customer relationship intangibles acquired in acquisitions during 2004. Since Peoples uses an accelerated method of amortization for these intangibles, amortization expense will be lower in subsequent years based on the intangible assets at December 31, 2004.

For the year ended December 31, 2004, data processing and software costs totaled $1,849,000, up 16% from $1,596,000 a year ago. The higher level of data processing and software costs was attributable to an increase in software licensing fees for the additional office locations and users of key software packages, as well as amortization of Peoples' $1.8 million investment in Customer Relationship Management ("CRM") and profitability systems implemented in late 2003, the majority of which was software related costs. While the CRM/profitability investment has increased operating expenses, these new systems and processes will be a strategic part of Peoples' sales and marketing efforts for many years and are part of management's long-term focus to build the best process to grow revenues and develop profitable customer relationships.

Professional fees, which include fees for accounting, legal and other professional services, totaled $2,030,000 in 2004, compared to $1,938,000 in 2003. Professional fees were impacted by costs associated with Peoples' compliance with new reporting requirements mandated by the Sarbanes-Oxley Act, which apply to all public companies. These increased costs were partially offset by the expiration of a consulting contract relating to the Overdraft Privilege program at the end of the first quarter of 2004. From April 2002 through March 2004, Peoples paid consulting fees, which were based on a percentage of the net improvement in overdraft fee income, to the firm that assisted with the implementation of the Overdraft Privilege program. In 2004, these fees totaled $84,000 compared to $523,000 in 2003.

Peoples' bankcard costs, which consist primarily of debit card and ATM processing fees, were $1,461,000 in 2004 versus $1,160,000 in 2003. This increase was largely the result of Peoples' increased customer base and additional cards issued during 2004,coupled with customers using the ATM and debit cards to complete more of their transactions.

Peoples is subject to various state franchise taxes, which are based largely on Peoples Bank's equity at year-end. For the year ended December 31, 2004, franchise taxes totaled $1,458,000, up 29% from $1,126,000 for the same period in 2003. This increase was primarily attributable to additional equity at Peoples Bank resulting from the Kentucky Bancshares acquisition and a $16 million capital contribution from Peoples Bancorp in early 2003. Despite the increased franchise taxes, management believes Peoples Bank's stronger capital level positions Peoples for strategic growth. In addition, management regularly evaluates the capital position of Peoples' other direct and indirect subsidiaries and seeks to maximize Peoples' consolidated capital position through allocation of capital, which is intended to enhance profitability and shareholder value.

The non-interest leverage ratio serves as a measurement of Peoples' efficiency for management and is one of the key performance indicators for Peoples' incentive compensation plan for senior management and certain other associates. The non-interest leverage ratio is defined as non-interest income as a percentage of operating expenses, excluding gains and losses on securities transactions, asset disposals, early debt extinguishment and sale of the credit card portfolio, as well as intangible asset amortization. The followings details the components of the non-interest leverage ratio calculation:



(Dollars in Thousands)                                                       2004            2003            2002

Total other income, as reported                                      $     22,208    $     17,538    $     15,236
Add: Loss on asset disposals                                                  119             261              72
      Loss on securities transactions                                       3,040           1,905               -
Deduct: Recovery of loss on sale of other real estate owned                   210               -               -
         Gain on securities transactions                                        -               -             216
         Gain on sale of credit card portfolio                                  -           1,423               -
---------------------------------------------------------------------------------------------------------------------
Adjusted total other income                                          $     25,157    $     18,281    $     15,092
=====================================================================================================================

Total other expense, as reported                                     $     47,198    $     45,903    $     32,990
Add: Gain on early debt extinguishment                                          -               -             631
Deduct: Amortization of other intangible assets                             2,219           1,493             646
         Loss on early debt extinguishment                                      -           6,858               -
---------------------------------------------------------------------------------------------------------------------
Adjusted total other expense                                         $     44,979    $     37,552    $     32,975
=====================================================================================================================
         Non-interest leverage ratio                                         55.9 %          48.7 %          45.8 %
=====================================================================================================================



Return on Equity
----------------
In 2004, Peoples' return on average equity ("ROE") was 10.60% versus 9.75% for the same period last year. Management uses ROE to evaluate Peoples' long-term performance. However, management believes earnings per share ("EPS") serves as a more meaningful measurement of short-term performance due to the volatility that can occur in equity from changes in the estimated fair values of Peoples' investment portfolio.


Return on Assets
----------------
Return on average assets ("ROA") was 1.04% in 2004 compared to 0.95% a year ago. In recent years, Peoples' primary focus has shifted to EPS enhancement and ROE while reducing the emphasis on ROA as a key performance indicator. However, management continues to monitor ROA and considers it a measurement of Peoples' asset utilization.


Income Tax Expense
------------------
In 2004, Peoples' effective income tax rate was 24.9%, unchanged from a year ago, due largely to tax-advantaged income comprising a similar portion of Peoples' income before taxes. Peoples continues to make tax-advantaged investments in order to manage its effective tax rate and overall tax burden. At December 31, 2004, the amount of tax-advantaged investments totaled $53.4 million compared to $30.5 million at December 31, 2003. Depending on economic and regulatory conditions, Peoples may make additional investments in various tax credit pools and other tax-advantaged assets.



                               FINANCIAL CONDITION


Overview of Balance Sheet
-------------------------
At December 31, 2004, total assets were $1.81 billion compared to $1.74 billion at year-end 2003, an increase of $73.0 million which is attributable to loan growth, as well as recent acquisitions. Gross loans grew $108.1 million (or 12%) to $1.02 billion at December 31, 2004, from $915.0 million at December 31, 2003, a result of Peoples Bank acquiring $43 million of loans in the Ashland Banking Acquisition and internal loan generations of $65 million. Investment securities totaled $602.4 million at December 31, 2004 versus $641.5 million at year-end 2003.

Total liabilities were $1.63 billion at December 31, 2004, compared to $1.57 billion at year-end 2003, an increase of $68.4 million. At December 31, 2004, deposits totaled $1.07 billion, up $40.9 million from the prior year-end, while borrowed funds used to fund asset growth totaled $546.0 million, up $19.4 million from $526.6 million at December 31, 2003.

Stockholders' equity totaled $175.4 million at December 31, 2004, versus $170.9 million at December 31, 2003, an increase of $4.5 million. This increase is largely due to the equity issued in conjunction with the Insurance Agency Acquisitions.


Cash and Cash Equivalents
-------------------------
Peoples considers cash and cash equivalents to consist of Federal funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid. The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs. At December 31, 2004, cash and cash equivalents totaled $31.4 million, down $42.0 million (or 57%) from $73.4 million at December 31, 2003. This decrease is attributable to a $44.0 million reduction in Federal funds sold since year-end 2003, of which $20 million was consumed by the BOLI investment in early 2004. Since September 30, 2004, cash and cash equivalents decreased $10.0 million, with the $7.7 million reduction in Federal funds sold accounting for most of the decline.

Cash and balances due from banks comprised the largest portion of Peoples' cash and cash equivalents at December 31, 2004, totaling $30.7 million. Since year-end 2003, the amount of cash and balances due from banks grew $2.3 million (or 8%). These changes are due to normal daily fluctuations in the amount of items in process of collection and cash on hand caused by customer activity.

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


Investment Securities
---------------------
At December 31, 2004, the amortized cost of Peoples' investment securities totaled $594.5 million compared to $634.8 million at year-end 2003, while the fair market value of the investment portfolio was $602.4 million at December 31, 2004, down from $641.5 million at December 31, 2003. The difference in amortized cost and market value at December 31, 2004, resulted in unrealized appreciation in the investment portfolio of $7.9 million and a corresponding increase in Peoples' equity of $5.1 million, net of deferred taxes. In comparison, the difference in amortized cost and market value at December 31, 2003, resulted in unrealized appreciation of $6.7 million and an increase in equity of $4.3 million, net of deferred taxes.

Overall, the composition of Peoples' investment portfolio at December 31, 2004, was comparable to recent periods. Peoples' investment in mortgage-backed securities decreased compared to year-end 2003 due primarily to management using the principal runoff from the investment portfolio to fund loan growth, the $20 million BOLI investment and other corporate purposes during 2004. Additional information regarding the composition of the investment portfolio can be found in Note 3 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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


Loans
-----
Peoples Bank originates various types of loans, including commercial, financial and agricultural loans ("commercial loans"), real estate loans and consumer loans, focusing primarily on lending opportunities in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets. At December 31, 2004, gross loans totaled $1.02 billion, up $108.1 million (or 12%) compared to year-end 2003. The majority of this growth is attributable to internal loan originations of $65 million, with growth primarily occurring in commercial real estate loans. Peoples Bank also acquired $43 million of loans, primarily residential real estate loans, in the Ashland Banking Acquisition.

Commercial loans, including loans secured by commercial real estate, represent the largest portion of Peoples' total loan portfolio. At December 31, 2004, commercial loan balances were $576.7 million, or 56.3% of total loans, up $64.7 million (or 13%) from $512.1 million, or 56.0% of total loans, at year-end 2003. Nearly all of this increase is attributable to internally generated growth from lending opportunities within Peoples' existing markets. In addition, Peoples Bank acquired commercial loans of $1.3 million in the Ashland Banking Acquisition. The portion of commercial loan balances secured by commercial real estate, excluding construction loans, totaled $450.3 million, or 44.0% of total loans, at December 31, 2004, versus $380.4 million, or 41.6% of total loans, at December 31, 2003. Future commercial lending activities will be dependent on economic and related conditions, such as general demand for loans in Peoples' primary markets, interest rates offered by Peoples and normal underwriting requirements. In addition to in-market opportunities, Peoples will continue to lend selectively to creditworthy customers outside its primary markets.

While commercial loans comprise the largest portion of Peoples' loan portfolio, generating residential real estate loans remains a major focus of Peoples' lending efforts, whether the loans are ultimately sold into the secondary market or retained on Peoples' balance sheet. At December 31, 2004, real estate loans, which include construction loans but exclude loans secured by commercial real estate, totaled $385.4 million compared to $322.8 million at December 31, 2003, an increase of $62.6 million (or 19%). Excluding loans acquired in the Ashland Banking Acquisition, total real estate loans were up $20.9 million (or 6%) primarily attributable to increased construction loans. Real estate loans comprised 37.7% of Peoples' total loan portfolio at December 31, 2004, versus 35.3% at year-end 2003. Included in real estate loans are home equity credit line balances of $43.7 million at December 31, 2004, versus $28.3 million at December 31, 2003, with the Ashland Banking Acquisition accounting for $6.6 million of the increase. The remaining increase in home equity credit line balances is attributable to a shift in client preference for home equity loans over more traditional consumer loans, due in part to Peoples' marketing and sales efforts.

Growth of real estate loan balances in recent periods has been impacted by customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with servicing rights retained. In 2004, Peoples originated 467 long-term, fixed-rate mortgage loans, with total loan amounts of $37 million, versus 783 loans, with total loan amounts of $68 million, in 2003. This decrease reflects the slowdown in refinancing activity for traditional home lending. At December 31, 2004, Peoples was servicing $106 million of real estate loans previously sold to the secondary market compared to $76 million at year-end 2003. In addition, Peoples had $0.6 million of fixed-rate real estate loans held for sale to the secondary market at December 31, 2004. Management anticipates selling these loans during the first quarter of 2005.

Consumer loans decreased $19.0 million (or 24%) since year-end 2003, totaling $60.9 million at December 31, 2004. The indirect lending area represented a significant portion of Peoples' consumer loans, with balances of $23.6 million and $38.4 million at December 31, 2004 and 2003, respectively. Strong competition for loans, particularly automobile loans, as well as availability of alternative credit products, such as home equity credit lines, have challenged the performance and growth of Peoples' consumer loan portfolio. Regardless of management's desire to maintain, or even grow, consumer loan balances, Peoples' commitment to quality loan origination based on sound underwriting practices and appropriate loan pricing discipline remains the paramount objective.


Loan Concentration
------------------
Peoples' largest concentration of commercial loans are credits to lodging and lodging-related companies, which comprised approximately 11.4% of Peoples' outstanding commercial loans at year-end 2004, compared to 12.7% at December 31, 2003. Loans to assisted living facilities and nursing homes also represented a significant portion of Peoples' commercial loans, comprising 10.2% of Peoples' outstanding commercial loans at December 31, 2004, versus 11.3% at year-end 2003.

These lending opportunities have arisen due to the growth of these industries in markets served by Peoples or contiguous areas, as well as sales associates' efforts to develop other lending relationships. Management believes Peoples' loans to lodging and lodging-related companies, as well as loans to assisted living facilities and nursing homes, do not pose abnormal risk when compared to risk assumed in other types of lending since these credits have been subjected to Peoples' normal underwriting standards, which includes an evaluation of the financial strength, market expertise and experience of the borrowers and principals in these business relationships. In addition, a sizeable portion of the loans to lodging and lodging-related companies is spread over various geographic areas and is guaranteed by principals with substantial net worth.



Allowance for Loan Losses
-------------------------
Peoples' allowance for loan losses totaled $14.8 million at December 31, 2004, up slightly compared to $14.6 million at year-end 2003. When expressed as a percentage of total loans, the allowance was 1.44% at year-end 2004, down from 1.59% at December 31, 2003, a result of internal loan growth and the acquisition of $43 million of loan balances. The majority of the loans acquired in the Ashland Banking Acquisition were secured by residential real estate with a lower credit risk profile.

The allowance is allocated among the loan categories based upon the consistent, quarterly procedural discipline described in the "Critical Accounting Policies" section of this discussion. However, the entire allowance for loan losses is available to absorb future loan losses in any loan category. The following schedule details the allocation of the allowance for loan losses at December 31:



                                        2004                            2003                            2002
                            ------------------------------  ------------------------------  ------------------------------
(Dollars in thousands)                      Percent                         Percent                         Percent
                              Allocation    of Loans          Allocation    of Loans           Allocation   of Loans
                                  of        in Each               of        in Each                of       in Each
                               Allowance    Category           Allowance    Category           Allowance    Category
                               for Loan     to Total           for Loan     to Total            for Loan    to Total
                                Losses        Loans             Losses        Loans              Losses       Loans
Commercial                  $      11,751         56.3 %    $      11,232         56.0 %    $        8,846        46.1 %
Consumer                            1,394          5.9              1,594          8.5               2,075        12.1
Real estate                         1,175         37.7              1,234         35.3               1,617        40.9
Overdrafts                            327          0.1                283          0.2                 206         0.1
Credit card                           113            -                232            -                 342         0.8
--------------------------------------------------------------------------------------------------------------------------
   Total                    $      14,760        100.0 %    $      14,575        100.0 %    $       13,086       100.0 %
==========================================================================================================================


The allowance allocated to commercial loans has increased in recent periods, reflecting the higher credit risk associated with this type of lending and continued growth in this portfolio. The allowance allocated to the real estate and consumer loan portfolios is based upon Peoples' allowance methodology for homogeneous pools of loans, which includes a consideration of changes in total balances in those portfolios. The allowance for credit cards reflects an estimate of the loss from the retained recourse on the business cards included in the credit card portfolio sale. This credit card recourse expires in the second quarter of 2005. Additional information regarding Peoples' credit card recourse can be found in Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

In 2004, net chargeoffs were down 12% compared to 2003, totaling $2,361,000 versus $2,685,000. This decline was attributable to increased recoveries, while gross chargeoffs were virtually unchanged from the prior year. Net chargeoffs relating to the Overdraft Privilege Program comprised the largest portion of Peoples' net chargeoffs in 2004, totaling $822,000 versus $704,000 in 2003. Consumer loans also comprised a significant portion of net chargeoffs, totaling $455,000 and $714,000 in 2004 and 2003, respectively.

Asset quality remains a key focus, as management continues to stress quality rather than growth. At December 31, 2004, nonperforming assets totaled $7,706,000, or 0.43% of total assets, versus $7,136,000, or 0.41% of total assets, at year-end 2003. This increase was largely the result of a single restructured loan of $1.1 million in the fourth quarter and Peoples reclassifying the net value, totaling $752,000, of the banking offices closed as part of the Ashland Banking Acquisition, previously recorded as bank premises, to other real estate owned ("OREO") in anticipation of their eventual sale. However, management does not expect Peoples to incur any losses from these two items in the near term. In January 2005, Peoples sold one of the closed banking properties at a slight gain, reducing the balance of OREO by $202,000.

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

At December 31, 2004, the recorded investment in loans that were considered to be impaired was $10.5 million, of which $7.9 million were accruing interest, and $2.6 million were nonaccrual loans. Included in this amount were $4.9 million of impaired loans for which the related allowance for loan losses was $2.0 million. The remaining impaired loan balances do not have a related allocation of the allowance for loan losses because the loans have been previously written-down, are well secured, or possess characteristics indicative of the ability to repay the loan. For the year ended December 31, 2004, Peoples' average recorded investment in impaired loans was approximately $17.7 million and interest income of $513,000 was recognized on impaired loans during the period, representing 0.6% of Peoples' total interest income.


Funding Sources
---------------
Peoples considers a number of sources when evaluating funding needs, including but not limited to deposits, short-term borrowings and long-term borrowings. Deposits, both interest-bearing and non-interest-bearing, continue to be the most significant source of funds for Peoples, totaling $1.07 billion at December 31, 2004 versus $1.03 billion at year-end 2003. At December 31, 2004, borrowed funds totaled $546.0 million, up $19.4 million (or 4%) from $526.6 million at year-end 2003, as a result of an increase in long-term borrowings.

Non-interest-bearing deposits serve as a core funding source. At December 31, 2004, non-interest-bearing deposit balances totaled $153.0 million, up $19.3 million (or 14%) compared to the prior year-end. The majority of this increase is attributable to Peoples' efforts to grow non-interest-bearing deposits and reduce its reliance on high cost funding. In addition, Peoples Bank acquired $2 million of non-interest-bearing deposits in the Ashland Banking Acquisition. Since customer activity can result in significant temporary changes in deposit balances at end of periods, management believes a comparison of average balances to be a more meaningful reflection of the trend in non-interest-bearing deposits. In 2004, non-interest-bearing deposits averaged $144.6 million versus $124.6 in 2003, reflecting Peoples' efforts to increase non-interest-bearing deposits. Peoples' strategies include continued emphasis on core deposit growth in products such as non-interest-bearing checking accounts.

Interest-bearing deposits totaled $916.4 million at December 31, 2004, compared to $894.8 million at December 31, 2003, a 2% increase. Excluding the $62 million of acquired deposits, total interest-bearing deposits declined $41 million, reflecting the intense competition for deposits, particularly certificates of deposits and other high-cost funds, during this period of rising interest rates. The following details Peoples' interest-bearing deposits at December 31:


(Dollars in thousands)                                 2004             2003             2002
Certificates of deposit                       $     486,759    $     461,904   $      422,715
Interest-bearing transaction accounts               165,144          157,410          139,609
Savings accounts                                    157,145          171,488          143,594
Money market deposit accounts                       107,394          104,019          134,052
----------------------------------------------------------------------------------------------
     Total interest-bearing deposits          $     916,442    $     894,821   $      839,970
==============================================================================================

Peoples' short-term borrowings include overnight repurchase agreements and FHLB advances, while long-term borrowings include FHLB advances, a loan from an unrelated financial institution and term repurchase agreements. Advances from the FHLB comprise a significant portion of Peoples' borrowed funds. Short-term FHLB advances are typically variable rate cash management advances used to manage Peoples' daily liquidity needs and may be repaid, in whole or part, at anytime without a penalty. Peoples also utilizes short-term, repo advances ranging in terms from overnight to one-year to manage its cost of funds and temporary cash needs. Approximately half of Peoples' long-term FHLB advances are convertible rate advances, with the initial rate fixed for periods ranging from two to four years, depending on the specific advance. After the initial fixed-rate period, these advances are subject to conversion, at the discretion of the FHLB, to a LIBOR based, variable-rate product. Peoples has the option to prepay, without penalty, any advance that has been converted or allow the borrowing to reprice. The balance of the long-term FHLB advances are fixed-rate advances, both amortizing and non-amortizing, designed to help manage its interest rate sensitivity and liquidity. Further information regarding Peoples' management of interest rate sensitivity can be found later in this discussion under "Interest Rate Sensitivity and Liquidity."

In addition to FHLB advances, Peoples accesses national market repurchase agreements to diversify its funding sources. At December 31, 2004, wholesale repurchase agreements totaled $238.7 million versus $216.3 million at year-end 2003. This increase is due to Peoples using wholesale repurchase agreements to fund asset growth during the year and to mitigate the interest rate risk of some investment security purchases. Peoples' current wholesale repurchase agreements range in original terms of two to five years. The repurchase agreements may not be repaid prior to maturity and must remain sufficiently collateralized during the entire term. As a result, a decline in the market value of the investment securities associated with these agreements would require Peoples to pledge additional investment securities.

Capital/Stockholders' Equity
----------------------------
At December 31, 2004, stockholders' equity was $175.4 million, versus $170.9 million at December 31, 2003, an increase of $4.5 million (or 3%), attributable to the common shares issued as part of the Insurance Agency Acquisitions, which increased equity $4.8 million. Peoples' earnings, net of dividends paid, of $10.7 million was almost entirely offset by treasury stock purchases, net of shares reissued, of $10.0 million.

For the year ended December 31, 2004, Peoples paid dividends of $7.6 million, representing a dividend payout ratio of 41.7% of earnings, compared to $6.8 million, and a payout ratio of 42.1%, a year ago. While management anticipates Peoples continuing its 39-year history of consistent dividend growth in future periods, Peoples Bancorp's ability to pay dividends on its common shares is largely dependent upon dividends from Peoples Bank. In addition, other restrictions and limitations may prohibit Peoples from paying dividends even when sufficient cash is available. Further discussion regarding restrictions on Peoples' ability to pay future dividends can be found in Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, as well as the "Limits on Dividends" section under Item 1 of this Form 10-K.

Included in Peoples' equity is accumulated comprehensive income, net of deferred taxes, which consists primarily of the adjustment for the net unrealized holding gains on available-for-sale securities. At December 31, 2004, accumulated comprehensive income totaled $5.0 million versus $4.3 million at December 31, 2003, a change of $0.7 million. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' consolidated balance sheet are more sensitive to the changing market values of investments than if the investment portfolio was classified as held-to-maturity.

At December 31, 2004, Peoples had treasury stock totaling $10.3 million compared to $2.2 million at year-end 2003. During 2004, Peoples repurchased 511,348 common shares (or 82% of the total authorized), at an average price of $26.53 per share, under the 2004 Stock Repurchase Program, and 5,387 common shares, at an average price of $26.72, in conjunction with the deferred compensation plan for directors of Peoples and subsidiaries. During the same period, Peoples reissued 193,892 of the shares purchased under the 2004 Stock Repurchase Program as part of the acquisition of Putnam and stock option exercises. Peoples may repurchase additional common shares as authorized under the 2005 Stock Repurchase Program.

Management uses the tangible capital ratio as one measure of the adequacy of Peoples' equity. The ratio, defined as tangible equity as a percentage of tangible assets, excludes the balance sheet impact of intangible assets acquired through acquisitions. At December 31, 2004, Peoples' tangible capital ratio was 6.00% compared to 7.24% at December 31, 2003. The lower ratio compared to the prior year end is the result of an increase in assets and a decline in tangible equity due to intangible assets acquired during 2004 through acquisitions.

In addition to monitoring performance through traditional capital measurements (i.e., dividend payout ratios and ROE), Peoples has also complied with the capital adequacy standards mandated by the banking industry. Peoples and Peoples Bank were categorized as well-capitalized institutions at December 31, 2004, based on the most recent regulatory notification. Further information regarding Peoples and Peoples Bank's risk-based capital ratios can be found in Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.


Interest Rate Sensitivity and Liquidity
---------------------------------------
While Peoples is exposed to various business risks, the risks relating to interest rate sensitivity and liquidity are typically the most complex and dynamic and could materially impact future results of operation and financial condition. The objective of Peoples' asset/liability management ("ALM") function is to measure and manage these risks in order to optimize net interest income within the constraints of prudent capital adequacy, liquidity and safety. This objective requires Peoples to focus on interest rate risk exposure and adequate liquidity through management of the mix and characteristics of assets and liabilities. Ultimately, the ALM function is intended to guide management in the acquisition and disposition of earning assets and selection of appropriate funding sources.

Interest Rate Risk
------------------
Interest rate risk ("IRR") is one of the most significant risks for Peoples, and the entire financial services industry, primarily arising in the normal course of business of offering a wide array of financial products to its customers, including loans and deposits, and from the complexity and characteristics of its own investment portfolio and borrowed funds. IRR is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as market values of financial assets and liabilities. Peoples' exposure to IRR is due primarily to differences in the maturity, or repricing, of earning assets and interest-bearing liabilities. In addition, other factors, such as prepayments of loans and investment securities or early withdrawal of deposits, can expose Peoples to IRR and increase interest costs or reduce revenue streams.

Peoples has charged the ALCO with the overall management of Peoples' balance sheet mix and off-balance sheet commitments and hedging transactions related to the management of IRR. The ALCO consists of Peoples' Chief Financial Officer, Chief Executive Officer, President and Chief Lending Officer, as well as other members of senior management. The ALCO regularly reports to the Board of Directors. It is the ALCO's responsibility to focus on the future by evaluating trends and potential future events, researching alternatives, then recommending and authorizing appropriate courses of action. To this end, the ALCO has established an IRR management policy that sets the minimum requirements and guidelines for monitoring and managing the level and amount of IRR. The objective of the IRR policy is to encourage adherence to sound fundamentals of banking while allowing sufficient flexibility to exercise the creativity and innovation necessary to meet the challenges and opportunities of changing markets. The ultimate goal of these policies is to optimize net interest income within the constraints of prudent capital adequacy, liquidity and safety.

Peoples' ALCO relies on different methods of assessing IRR, including simulation modeling, to project future net interest income under various interest rate scenarios and to monitor the sensitivity of the net present market value of equity. The model is based on cash flows and repricing characteristics for balance sheet instruments and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities. The model also includes management projections for activity levels in product lines offered by Peoples. The ALCO places emphasis on simulation modeling as the most beneficial measurement of IRR because it is a dynamic measure. By employing a simulation process that estimates the impact of potential changes in interest rates on the balance sheet structure and by establishing limits on these estimated changes to net interest income and net market value, the ALCO is better able to evaluate interest rate risks and their potential impact to earnings and the market value of equity.

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

As part of the evaluation of IRR, the ALCO has established limits on changes in net interest income and the net value of the balance sheet. The ALCO limits the decrease in net interest income of Peoples to 15% or less from base case for a 200 basis point shift in interest rates measured over a twelve- and twenty-four-month period. The ALCO limits the negative impact on net equity to 30% or less given an immediate and sustained 200 basis points shift in interest rates. The difference between rate sensitive assets and rate sensitive liabilities for specified periods of time is known as the gap. The ALCO also reviews the gap for specific periods focusing on a one-year cumulative gap. Based on historical trends and performance, the ALCO has determined the ratio of the one-year cumulative gap should be within +/-15% of earning assets at the date of measurement. Results that are outside of any of these limits will prompt a discussion by the ALCO of appropriate actions, if any, that should be taken. At December 31, 2004, Peoples' one-year cumulative gap amount was positive 6.2% of earning assets.

The following table is provided to illustrate the estimated earnings at risk and value at risk positions of Peoples, on a pre-tax basis, at December 31, 2004 (dollars in thousands):


        Immediate
      Interest Rate                     Estimated                           Estimated
  Increase (Decrease) in           Increase (Decrease)            Decrease in Economic Value of
       Basis Points               In Net Interest Income                     Equity
---------------------------    -----------------------------     --------------------------------
           200               $       1,969           3.8 %       $     (14,160)         (6.6) %
           100                       1,030           2.0                (4,815)         (2.2)
          (100)              $      (2,932)         (5.7)%       $      (7,582)         (3.5) %


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

Peoples has implemented hedge positions to help protect net interest income streams in the event of rising rates, which complements the current IRR position. Peoples has an interest rate swap on a $17 million long-term, fixed-rate borrowing from the Federal Home Loan Bank that may convert to a variable rate, at the option of the Federal Home Loan Bank. In addition, the ALCO may consider additional hedging options, including, but not limited to, the purchase of other interest rate hedge positions, as available and appropriate, that would provide net interest income protection in a rising rate environment.

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

Typically, the main source of liquidity for Peoples is deposit growth. Liquidity is also provided by cash generated from earning assets such as maturities, calls, principal payments and net income from loans and investment securities. In 2004, cash used in financing activities totaled $23.4 million, primarily treasury stock purchases. In comparison, in 2003, cash provided by financing activities was $190.7 million as a result of increased long-term borrowings used to fund an investment growth strategy. Cash used in investing activities totaled $51.4 million in 2004 versus $201.1 million last year, primarily due to lower level of investment securities purchases in 2004.

When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that better enable Peoples to match funding dates and pricing characteristics with contractual maturity dates and pricing parameters of earning assets. At December 31, 2004, Peoples had available borrowing capacity of approximately $170 million through these external sources and unpledged securities in the investment portfolio of approximately $163 million that can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile funds from liquid assets. Peoples' volatile funds consist primarily of short-term growth in deposits, while liquid assets include short-term investments and unpledged available-for-sale securities. At December 31, 2004, Peoples' net liquidity position was $141.4 million, or 7.8% of total assets, compared to $260.1 million, or 15.0% of total assets, at December 31, 2003. The decrease in liquidity position was primarily the result of a lower level of liquid assets, due in large part to the reduction in Federal funds sold and investment securities. The liquidity position as of December 31, 2004, was within Peoples' policy limit of negative 10% of total assets.


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

Traditional off-balance sheet credit-related financial instruments are primarily commitments to extend credit, and standby letters of credit. These activities are necessary to meet the financing needs of customers and could require Peoples to make cash payments to third parties in the event certain specified future events occur. The contractual amounts represent the extent of Peoples' exposure in these off-balance sheet activities. However, since certain off-balance sheet commitments, particularly standby letters of credit, are expected to expire or be only partially used, the total amount of commitments does not necessarily represent future cash requirements.

Peoples also enters into interest rate contracts where Peoples is required to either receive cash from or pay cash to counter parties depending on changes in interest rates. Peoples utilizes interest rate contracts to help manage the risk of changing interest rates. Interest rate contracts are carried at fair value on the consolidated balance sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. As a result, the amounts recorded on the balance sheet at December 31, 2004, do not represent the amounts that may ultimately be paid or received under these contracts.

Peoples also has commitments to make additional capital contributions in low-income housing tax credit funds, consisting of a pool of low-income housing projects. As a limited partner in these funds, Peoples receives federal income tax benefits, which assist Peoples in managing its overall tax burden. Since the future contributions are conditioned on certain future events occurring, the total amount of delayed equity contributions is not reflected on the consolidated balance sheet at December 31, 2004. Further information regarding Peoples' delayed equity contributions can be found in Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

In connection with the sale of the credit card portfolio, Peoples provided credit recourse on the approximately $0.9 million of business credit card loans sold to an unrelated third party during the fourth quarter of 2003. As a result, Peoples is required to reimburse the third party in the event of any customer default, pursuant to the recourse provided on the business credit cards. At December 31, 2004, the maximum amount of Peoples' exposure in the event of nonperformance by the underlying borrowers was approximately $5.9 million. No loss was incurred by Peoples in 2004 as a result of this credit card recourse, which expires in the second quarter of 2005.

Management does not anticipate Peoples' current off-balance sheet activities will have a material impact on future results of operations and financial condition based on past experience. Further information regarding Peoples' financial instruments with off-balance sheet risk can be found in Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Peoples continues to lease certain facilities and equipment under noncancelable operating leases with terms providing for fixed monthly payments over periods ranging from two to fifteen years. Many of Peoples' leased facilities are inside retail shopping centers and, as a result, are not available for purchase. Management believes these leased facilities increase Peoples' visibility within its markets and afford sales associates additional access to current and potential clients.

The following table details Peoples' future contractual obligations under certain contractual obligations:


                                                          Payments due by period
                                        ----------------------------------------------------------
                                               Less                                      More
                                              than 1           1-3           3-5         than
                                Total          year           years          years     5 years
Long-term debt (1)          $   464,864    $   117,242    $   166,429    $   144,738   $   36,455
Operating leases                  4,642            605          1,131            969        1,937
Time deposits                   448,676        185,957        205,977         56,740            2
--------------------------------------------------------------------------------------------------
Total                       $   918,182    $   303,804    $   373,537    $   202,447   $   38,394
==================================================================================================

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


Future Outlook
--------------
In 2004, Peoples' results reflect a period of growth, expansion and revenue diversification, as well as continued positioning of the balance sheet for the expected increases in interest rates. Management maintains a positive outlook on Peoples' ability to grow earnings, as prospects for loan growth and continued strong asset quality, coupled with a full-year's impact of acquisitions, should produce better operating results in 2005. However, the flattening yield curve causes some concern and emphasizes the need to enhance non-interest income through increased cross-sales. Peoples' capital position, coupled with management's commitment to sound underwriting discipline and Peoples' solid asset quality, serves as a foundation of strength in the current business environment. Management continues its efforts to position Peoples for long-term earnings growth in anticipation of a rising interest rate environment, which will pose additional challenges as competition for loans and deposits intensifies.

Cost control remains a key focus of management, especially during tougher times of net interest revenue growth. While Peoples' implementation of new Sarbanes-Oxley requirements caused an increase in professional fee expense, management does not expect some of these costs to be repeated in 2005, which could result in slightly lower professional fees. However, the new accounting rules requiring companies to expense stock options will have an impact on expenses in the second half of 2005. Management estimates the expense will be $400,000 to $500,000, or approximately $0.03 per diluted share after-tax. In 2005, management will continue to monitor expenses and explore opportunities to enhance Peoples' operating efficiency.

One of Peoples' successes in 2004 was strong internal loan growth. With economic conditions improving in many of Peoples' markets, management looks to continue growing loans in a disciplined manner that preserves Peoples' already solid asset quality. As Peoples works to generate new loans, management is evaluating the possibility of selling between $10 and $15 million of long-term, fixed-rate residential real estate loans acquired in the Ashland Banking Acquisition. The proceeds from this sale, which is not expected to generate any significant gain or loss, would be used to fund new loans at rates and terms more consistent with Peoples' mortgage portfolio and interest rate risk parameters.

Peoples' ability to retain, and even grow, deposits has been challenged by fierce competition for interest-bearing deposits, especially certificates of deposits. In 2005, management will continue to focus on attracting core deposits and adjusting the mix of funding sources as a means of managing Peoples' overall cost of funds. As part of this strategy, Peoples has introduced a new interest-bearing checking product - Ultimate Freedom Checking - in early 2005. This new product offers customers with higher balances attractive rates that are comparable to money market products offered by Peoples' competitors.

In March 2005, Peoples will expand its operations in central Ohio with the opening of a loan production office in Westerville. Loan production offices have served as an effective means for Peoples to enter new markets or expand its presence in existing markets. Central Ohio and its vibrant economic conditions have been good for Peoples, and the Westerville office is expected to provide opportunities for additional growth and complements existing offices in the region. Management's long-term goal is to expand to more full-service offerings of Peoples' financial services and develop client relationships in the Westerville market.

Acquisitions continue to serve as a means of growing and diversifying Peoples revenues and decreasing its reliance on margin based revenues. As expected, the Insurance Agency Acquisitions are having a positive impact on revenues and earnings, while the Ashland Banking Acquisition added many new customers and allowed Peoples to streamline its operations in the Ashland market. In 2005, non-interest revenues are expected to be slightly higher, due largely to a full-year's impact of recent acquisitions.

With strong regulatory capital ratios and an acceptable level of tangible equity to total assets, management believes mergers and acquisitions remain a viable means of expanding Peoples' operations and customer base. While Peoples has completed several traditional banking and branch acquisitions in recent years, management's evaluation of future acquisitions will also include insurance agency and professional investment services firms. Ultimately, the assessment of potential acquisitions will emphasize opportunities to complement Peoples' core competencies and strategic intent more than geographic location, size or nature of business.

Peoples remains a service-oriented company with a sales focus that strives to satisfy clients through a relationship sales process. Through this process, sales associates work to anticipate, uncover, and solve their clients' every financial need, from insurance to banking to investment services. In 2005, management expects earnings catalysts to include loan growth, a full-year's impact of recent acquisitions, controlled operating expenses and possible improvement in net interest revenue due to interest rate increases.


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

     (2)  changes in the interest rate environmentreduce interest margins;

     (3) prepayment speeds, loan originations and sale volumes, chargeoffs and loan loss provisions are less favorable than expected;

     (4) the businesses of Putnam and Barengo may not be successfully integrated with Peoples Insurance or the integration may take longer to accomplish than expected;

     (5) the expected synergies from the Insurance Agency Acquisitions and Ashland Banking Acquisition may make it difficult to maintain relationships with clients, associates or suppliers;

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


Comparison of 2003 to 2002
--------------------------
Peoples reported net income of $16.3 million in 2003, or $1.52 per diluted share, compared to $18.8 million, or $2.19 in 2002. Earnings in 2003 were reduced by $5.6 million, or $0.53 per diluted share, of after-tax net charges resulting from a balance sheet restructuring in December 2003. In addition, net interest compression resulting from assets repricing downward, coupled with additional shares outstanding, contributed to the lower earnings per share. Alternatively, earnings in 2002 were positively impacted by an after-tax gain of $410,000, or $0.04 per diluted share, on Peoples' repurchase of $7.0 million of trust preferred securities issued by PEBO Capital Trust I.

In 2003, ROE was 9.75% versus 17.69% in 2002, due to decreased earnings from balance sheet restructuring charges in the fourth quarter of 2003, coupled with higher average equity generated by the sale of common shares through a firm underwritten offering and the Kentucky Bancshares acquisition. ROA was 0.95% in 2003 compared to 1.46% in 2002, with the decline due primarily to Peoples' lower earnings and an increase in total average assets from an investment growth strategy and Kentucky Bancshares acquisition.

Peoples' provision for loan losses was $3.6 million in 2003, down 11% from $4.1 million in 2002. This decrease was due largely to Peoples' good asset quality and lower loan delinquencies. When expressed as a percentage of average loans, the provision was 0.40% in 2003 compared to 0.49% in 2002. At December 31, 2003, Peoples' allowance for loan losses as a percentage of total loans was 1.59%, compared to a year-end 2002 ratio of 1.54%.

For the year ended December 31, 2003, net interest income totaled $53.6 million and net interest margin was 3.52% compared to $47.7 million and 4.17% for the same period in 2002. Recent acquisitions, coupled with an investment growth strategy in the first quarter of 2003, increased earning assets and produced higher levels of net interest income in 2003. Net interest margin compression was the result of declining yields on earning assets and limited opportunities for Peoples to lower its costs of funds in the low interest rate environment.

Other income grew 15% in 2003 compared to 2002, totaling $17.5 million. This increase was attributable to higher deposit service charge income and mortgage banking revenues, while revenues from Peoples' e-banking services and fiduciary activities were also significant contributors. Other income was impacted by securities transactions and asset disposals, which resulted in a net loss of $2.2 million in 2003 versus a net gain of $144,000 in 2002, as well as the gain of $1.4 million on the sale of the credit card portfolio in 2003.

Non-interest expense was $45.9 million in 2003, up from $33.0 million for the year ended December 31, 2002. A significant portion of this increase was the result of prepayment penalties of $6.9 million in conjunction with the Long-Term Debt Restructuring and increased intangible asset amortization of $0.8 million. The remaining increase from the prior year was largely attributable to additional salaries and benefit costs and other operating expenses incurred as a result of the Kentucky Bancshares acquisition and a full-year impact of the acquisition of First Colony Bancshares, Inc. completed in mid-2002.

At December 31, 2003, total assets were $1.74 billion compared to $1.39 billion at year-end 2002, due to an increase in investments and loans. Investment securities totaled $641.5 million at December 31, 2003, up $229.4 million (or 56%) since December 31, 2002. Gross loans were $915.0 million at year-end 2003, up $65.2 million (or 8%) since December 31, 2002, largely attributable to the Kentucky Bancshares acquisition. Goodwill and unamortized other intangible assets were $18.0 million higher at year-end 2003 compared to December 31, 2002, as a result of the Kentucky Bancshares acquisition.

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

Stockholders' equity totaled $170.9 million at December 31, 2003, versus $147.2 million at December 31, 2002, an increase of $23.7 million (or 16%). The majority of this increase is due to common shares issued in conjunction with the Kentucky Bancshares acquisition and a common stock offering, which increased equity by $19.1 million.


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Please refer to the section captioned "Interest Rate Sensitivity and Liquidity" on pages 33 through 35 under Item 7 of this Form 10-K, which section is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements and accompanying notes, and the report of independent registered public accounting firm, are set forth immediately following Item 9B of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No response required.


ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
----------------------------------
Peoples' management, with the participation of its Chief Executive Officer, President and Chief Financial Officer has evaluated its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon this evaluation, Peoples' Chief Executive Officer, President and Chief Financial Officer have concluded that:

     (a) information required to be disclosed by Peoples in this Annual Report on Form 10-K and other reports it files or submits under the Exchange Act would be accumulated and communicated to Peoples' management, including its Chief Executive Officer, President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure;

     (b) information required to be disclosed by Peoples in this Annual Report on Form 10-K would be recorded, processed, summarized and reported within the timeframe specified in the SEC's rules and forms; and

     (c) Peoples' disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to ensure material information relating to Peoples and its consolidated subsidiaries is made known to them, particularly during the period in which Peoples' periodic reports, including this Annual Report on Form 10-K, are being prepared.

Changes in Internal Control over Financial Reporting
----------------------------------------------------
During the fourth quarter of Peoples' fiscal year ended December 31, 2004, no significant changes were made in Peoples' internal control over financial reporting in connection with the above evaluation that has materially effected, or is reasonably likely to materially effect, Peoples' internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION.

No response required.

Report of Management's Assessment of Internal Controls Over Financial Reporting
-------------------------------------------------------------------------------
Peoples' management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Peoples' internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation, integrity, and fair presentation of Peoples' consolidated financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

With the participation of its Chief Executive Officer, President, and Chief Financial Officer, management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2004, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission.

No matter how well designed, internal control over financial reporting may not prevent or detect all misstatements. Projection of the evaluation of effectiveness to future periods is subject to risks, including but not limited to (a) controls may become inadequate due to changes in conditions; (b) a deterioration in the degree of compliance with policies or procedures; and (c) the possibility of control circumvention or override, any of which may lead to misstatements due to undetected error or fraud. Effective internal control over financial reporting can provide only a reasonable assurance with respect to financial statement preparation and reporting.

Management assessed the effectiveness of Peoples' internal control over financial reporting as of December 31, 2004, and, based on this assessment, has concluded Peoples' internal control over financial reporting is effective as of that date.

Peoples' independent registered public accounting firm, Ernst & Young LLP has audited the financial statements included in this Annual Report and has issued an audit report on management's assessment of Peoples' internal control over financial reporting.



/s/ ROBERT E. EVANS                       /s/ JOHN W. CONLON
---------------------------------------   -------------------------------------
Robert E. Evans                           John W. Conlon
Chief Executive Officer                   Chief Financial Officer and Treasurer
Chairman of the Board


/s/ MARK F. BRADLEY
---------------------------------------
Mark F. Bradley
President and Chief Operating Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING


The Board of Directors and Shareholders of Peoples Bancorp Inc.

We have audited management's assessment, included in the accompanying Report of Management's Assessment of Internal Control Over Financial Reporting, that Peoples Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Peoples Bancorp Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Peoples Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Peoples Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Bancorp Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of Peoples Bancorp Inc., and our report dated March 11, 2005 expressed an unqualified opinion thereon.


                                       /s/ Ernst & Young LLP


Charleston, West Virginia

March 11, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                      ON CONSOLIDATED FINANCIAL STATEMENTS

To the Audit Committee of the Board of Directors
Peoples Bancorp Inc.

We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of Peoples Bancorp Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Bancorp Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Peoples Bancorp Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005, expressed an unqualified opinion thereon.



                                 /s/ Ernst & Young LLP

Charleston, West Virginia
March 11, 2005

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


 (Dollars in Thousands)
                                                                                                     December 31,
Assets                                                                                       2004                   2003
Cash and cash equivalents:
     Cash and due from banks                                                           $        30,670       $         28,349
     Interest-bearing deposits in other banks                                                      779                  1,077

     Federal funds sold                                                                              -                 44,000
------------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                       31,449                 73,426
------------------------------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized
   cost of $594,457 and $634,801 at December 31, 2004 and 2003, respectively)                  602,364                641,464
------------------------------------------------------------------------------------------------------------------------------

Loans, net of deferred fees and costs                                                        1,023,058                914,998
Allowance for loan losses                                                                      (14,760)               (14,575)
------------------------------------------------------------------------------------------------------------------------------
          Net loans                                                                          1,008,298                900,423
------------------------------------------------------------------------------------------------------------------------------

Loans held for sale                                                                                612                  2,847
Bank premises and equipment, net                                                                22,640                 22,155
Business owned life insurance                                                                   45,253                 23,355
Goodwill                                                                                        59,096                 41,407
Other intangible assets                                                                         12,022                  7,298
Other assets                                                                                    27,352                 23,729
------------------------------------------------------------------------------------------------------------------------------
               Total assets                                                            $     1,809,086       $      1,736,104
==============================================================================================================================

Liabilities
Deposits:
     Non-interest-bearing                                                              $       152,979       $        133,709
     Interest-bearing                                                                          916,442                894,821
------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                     1,069,421              1,028,530
------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased and securities sold under agreements to repurchase                 14,495                 16,468
     Federal Home Loan Bank advances                                                            37,400                 92,300
------------------------------------------------------------------------------------------------------------------------------
          Total short-term borrowings                                                           51,895                108,768
------------------------------------------------------------------------------------------------------------------------------

Long-term borrowings                                                                           464,864                388,647
Junior subordinated notes held by subsidiary trusts                                             29,263                 29,177
Accrued expenses and other liabilities                                                          18,225                 10,102
------------------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                             1,633,668              1,565,224
------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
Common stock, no par value, 24,000,000 shares authorized,
       10,850,641 shares issued and 10,704,938 shares issued at December 31, 2004
       and 2003, respectively, including shares in treasury                                    162,284                161,005
Retained earnings                                                                               18,442                  7,781
Accumulated comprehensive income, net of deferred income taxes                                   4,958                  4,255
------------------------------------------------------------------------------------------------------------------------------
                                                                                               185,684                173,041
Treasury stock, at cost, 415,539 shares and 101,146 shares at December 31, 2004

       and 2003, respectively                                                                  (10,266)                (2,161)
------------------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                                      175,418                170,880
------------------------------------------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity                              $     1,809,086       $      1,736,104
==============================================================================================================================
See Notes to Consolidated Financial Statements.




PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, except Per Share Data)                                         Year ended December 31,
                                                                          2004                 2003                  2002
Interest Income:
   Interest and fees on loans                                       $       59,880        $      62,159        $       62,423
   Interest on taxable investment securities                                24,237               26,429                17,615
   Interest on tax-exempt investment securities                              2,778                2,882                 2,827
   Other interest income                                                       135                  185                   103
------------------------------------------------------------------------------------------------------------------------------
               Total interest income                                        87,030               91,655                82,968
------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
   Interest on deposits                                                     16,997               18,571                22,157
   Interest on short-term borrowings                                         1,130                  793                   869
   Interest on long-term borrowings                                         14,678               16,344                 9,944
   Interest on junior subordinated notes held by subsidiary trusts           2,355                2,342                 2,346
------------------------------------------------------------------------------------------------------------------------------
               Total interest expense                                       35,160               38,050                35,316
------------------------------------------------------------------------------------------------------------------------------
               Net interest income                                          51,870               53,605                47,652
Provision for loan losses                                                    2,546                3,601                 4,067
------------------------------------------------------------------------------------------------------------------------------
               Net interest income after provision for loan losses          49,324               50,004                43,585
------------------------------------------------------------------------------------------------------------------------------
Other Income:
   Service charges on deposit accounts                                       9,636                8,192                 6,976
   Investment and insurance commissions                                      6,152                1,465                 1,966
   Income from fiduciary activities                                          3,471                3,363                 2,479
   Electronic banking income                                                 2,390                2,055                 1,729
   Business owned life insurance                                             1,899                1,403                 1,471
   Mortgage banking income                                                     931                1,352                   157
   Gain on sale of credit card portfolio                                         -                1,423                     -
   (Loss) gain on securities transactions                                   (3,040)              (1,905)                  216
   Other                                                                       769                  190                   242
------------------------------------------------------------------------------------------------------------------------------
               Total other income                                           22,208               17,538                15,236
------------------------------------------------------------------------------------------------------------------------------
Other Expenses:
   Salaries and employee benefits                                           24,574               19,636                18,100
   Net occupancy and equipment                                               5,134                4,561                 3,915
   Amortization of other intangible assets                                   2,219                1,493                   646
   Professional fees                                                         2,030                1,938                 1,987
   Data processing and software                                              1,849                1,596                 1,208
   Bankcard costs                                                            1,461                1,160                   974
   Franchise tax                                                             1,458                1,126                   745
   Marketing                                                                 1,128                1,053                 1,006
   Communications                                                            1,116                  993                   866
   Loss (gain) on early debt extinguishment                                      -                6,858                  (631)
   Other                                                                     6,229                5,489                 4,174
------------------------------------------------------------------------------------------------------------------------------
               Total other expenses                                         47,198               45,903                32,990
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                  24,334               21,639                25,831
------------------------------------------------------------------------------------------------------------------------------
Income taxes:
    Current                                                                  4,483                4,055                 6,190
    Deferred                                                                 1,576                1,330                   889
------------------------------------------------------------------------------------------------------------------------------
Total income taxes                                                           6,059                5,385                 7,079
------------------------------------------------------------------------------------------------------------------------------
Net income                                                          $       18,275       $       16,254        $       18,752
==============================================================================================================================

Earnings per share:
    Basic                                                           $         1.74       $         1.56        $         2.25
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                         $         1.71       $         1.52        $         2.19
------------------------------------------------------------------------------------------------------------------------------

Weighted-average number of shares outstanding:
    Basic                                                               10,529,332           10,433,708             8,329,109
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                             10,710,114           10,660,083             8,557,591
------------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.



PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in Thousands, except Per Share Data)                                              Accumulated
                                                     Common Stock             Retained    Comprehensive     Treasury
                                                 Shares         Amount        Earnings        Income         Stock           Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                      7,289,266   $     78,664   $     17,735           834    $    (3,379)   $    93,854
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                       18,752                                      18,752
Other comprehensive income, net of tax                                                          5,612                         5,612
Purchase of treasury stock, 9,806 shares                                                                        (244)          (244)
Distribution of treasury stock for deferred
   compensation plan (reissued 267 treasury                                                                        5              5
   shares)
10% stock dividend                                668,228         18,053        (19,166)                       1,113
Exercise of common stock options (issued
   88,928 shares -  reissued 80,956 treasury
   shares)                                          7,972           (257)                                      1.419          1,162
Tax benefit from exercise of stock options                           274                                                        274
Issuance of common stock under dividend
   reinvestment plan                               15,756            371                                                        371
Issuance of common stock                        1,440,000         32,068                                                     32,068
Cash dividends declared of $0.56 per share                                       (4,671)                                     (4,671)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                      9,421,222   $    129,173   $     12,650         6,446    $     (1,086)  $   147,183
====================================================================================================================================
Net income                                                                       16,254                                      16,254
Other comprehensive loss, net of tax                                                           (2,191)                       (2,191)
Purchase of treasury stock, 157,222 shares                                                                     (4,092)       (4,092)
Distribution of treasury stock for deferred
   compensation plan (reissued 304 treasury                                                                         6             6
   shares)
5% stock dividend                                 466,127         13,128        (14,286)                        1,158
Exercise of common stock options (issued
   68,505 shares - reissued 46,274 treasury
   shares)                                         22,231           (406)                                       1,194           788
Tax benefit from exercise of stock options                           257                                                        257
Issuance of common stock under dividend
   reinvestment plan                               16,403            411                                                        411
Issuance of common stock                          216,000          4,794                                                      4,794
Issuance of common stock to purchase Kentucky
   Bancshares Incorporated (issued 592,648
   shares - reissued 29,693 treasury shares)      562,955         13,648                                          659        14,307
Cash dividends declared of $0.65 per share                                      (6,837)                                      (6,837)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                     10,704,938   $    161,005   $     7,781          4,255    $     (2,161)   $  170,880
====================================================================================================================================
Net income                                                                      18,275                                       18,275
Other comprehensive income, net of tax                                                            703                           703
Purchase of treasury stock, 516,735 shares                                                                    (13,709)      (13,709)
Distribution of treasury stock for deferred
   compensation plan (reissued 8,450 treasury                                                                     153           153
   shares)
Exercise of common stock options
   (reissued 127,310 treasury shares)                            (2,421)                                        3,539         1,118
Tax benefit from exercise of stock options                          300                                                         300
Issuance of common stock under dividend
   reinvestment plan                               18,257           498                                                         498
Cash dividends declared of $0.72 per share                                      (7,614)                                      (7,614)
Issuance of common stock to purchase Putnam
   Agency, Inc. (reissued 66,582 treasury                          (327)                                        1,912         1,585
   shares)
Issuance of common stock to purchase Barengo
   Insurance Agency, Inc.                         127,446         3,229                                                       3,229
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                     10,850,641   $    162,284   $     18,442         4,958    $    (10,266)   $  175,418
====================================================================================================================================


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)                                                                           2004          2003          2002

Net income                                                                                $    18,275   $    16,254   $    18,752
Other comprehensive income:
   Unrealized (loss) gain on available-for-sale securities arising in the period               (1,852)       (5,300)        8,937
   Less: reclassification adjustment for net securities (losses) gains included in net
   income                                                                                      (3,040)       (1,905)          216
   Unrealized (loss) gain on cash flow hedge derivatives arising in the period                   (106)           24           (87)
----------------------------------------------------------------------------------------------------------------------------------
      Total other comprehensive income                                                          1,082        (3,371)        8,634
      Income tax expense (benefit)                                                                379        (1,180)        3,022
----------------------------------------------------------------------------------------------------------------------------------
           Total other comprehensive income, net of tax                                           703        (2,191)        5,612
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                $    18,978   $    14,063   $    24,364
==================================================================================================================================


See Notes to Consolidated Financial Statements.


PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                                                    Year ended December 31,
                                                                               2004                  2003                 2002
Cash flows from operating activities:
     Net income                                                          $       18,275        $       16,254        $      18,752
     Adjustments to reconcile net income to net cash provided:
             Depreciation, amortization, and accretion, net                       7,735                 6,610                3,468
             Provision for loan losses                                            2,546                 3,601                4,067
             Business owned life insurance income                                (1,899)               (1,403)              (1,471)
             Loss (gain) on securities transactions                               3,040                 1,905                 (216)
             Loss (gain) on early debt extinguishment                                 -                 6,858                 (631)
             Loans originated for sale                                          (39,415)              (69,182)              (8,309)
             Proceeds from sales of loans                                        42,245                68,274                7,288
             Gain on sale of loans                                                 (882)               (1,349)                (157)
             Deferred income tax expense                                          1,576                 1,330                  889
             Increase (decrease) in accrued expenses                                630                (2,102)               1,350
             Other, net                                                            (996)               (2,568)                (874)
-----------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                      32,855                28,228               24,156
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of available-for-sale securities                                (200,507)             (622,808)            (220,156)
     Proceeds from sales of available-for-sale securities                        83,026               153,333               42,258
     Proceeds from maturities of available-for-sale securities                  152,366               254,650              111,115
     Net (increase) decrease in loans                                           (67,528)                6,997              (13,978)
     Net expenditures for premises and equipment                                 (2,110)               (2,996)              (1,813)
     Net (expenditures) proceeds from sales of other real estate owned              (38)                 (502)                 223
     Acquisitions, net of cash received                                           6,074                12,015               18,648
     Investment in business owned life insurance                                (20,000)                    -                    -
     Investment in limited partnership and tax credit funds                      (2,672)               (1,752)              (1,315)
-----------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                         (51,389)             (201,063)             (65,018)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net increase (decrease) in non-interest-bearing deposits                    17,259                  (757)               8,346
     Net (decrease) increase in interest-bearing deposits                       (40,308)              (39,805)              29,333
     Net (decrease) increase in short-term borrowings                           (56,873)               69,685              (22,459)
     Proceeds from long-term borrowings                                          89,275               249,958               26,100
     Payments on long-term borrowings                                           (13,059)              (84,156)              (7,405)
     Cash dividends paid                                                         (7,146)               (5,704)              (4,177)
     Purchase of treasury stock                                                 (13,709)               (4,092)                (244)
     Proceeds from issuance of common stock                                       1,118                 5,582               33,230
     Repurchase of Trust Preferred Securities                                         -                     -               (6,150)
     Proceeds from issuance of Trust Preferred Securities                             -                     -                7,000
-----------------------------------------------------------------------------------------------------------------------------------
                  Net cash (used by) provided by financing activities           (23,443)              190,711               63,574
-----------------------------------------------------------------------------------------------------------------------------------
                  Net (decrease) increase in cash and cash equivalents          (41,977)               17,876               22,712
Cash and cash equivalents at beginning of year                                   73,426                55,550               32,838
-----------------------------------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of year               $       31,449        $       73,426        $      55,550
===================================================================================================================================

Supplemental cash flow information:
     Interest paid                                                       $       34,561        $       36,054        $      32,791
-----------------------------------------------------------------------------------------------------------------------------------
     Income taxes paid                                                            2,108                 6,492                5,779
-----------------------------------------------------------------------------------------------------------------------------------
     Value of shares issued for acquisitions                             $        4,814        $       14,307        $           -
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:
    ------------------------------------------
      The accounting and reporting policies of Peoples Bancorp Inc. ("Peoples Bancorp") and Subsidiaries (collectively, "Peoples") conform to accounting principles generally accepted in the United States ("US GAAP") and to general practices within the banking industry. Peoples considers all of its principal activities to be banking related. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      The following is a summary of significant accounting policies followed in the preparation of the financial statements:

         CONSOLIDATION: Accounting Research Bulletin 51 ("ARB 51") requires a company's consolidated financial statements to include subsidiaries in which the company has a controlling financial interest, principally defined as owning a voting interest greater than 50%. This requirement usually has been applied to subsidiaries in which a company has a majority voting interest.

         The voting interest approach of ARB 51 is not applicable to entities not controlled by voting interests or in which the equity investors do not bear the residual economic risks. For such entities, the Financial Accounting Standards Board ("FASB") Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") provides guidance on how to identify a variable interest entity and determine when assets, liabilities, non-controlling interests and results of operations of a variable interest entity need to be included in a company's consolidated financial statements..

         The consolidated financial statements include the accounts of Peoples Bancorp and its consolidated subsidiaries, Peoples Bank, National Association ("Peoples Bank") and Peoples Investment Company, along with their wholly-owned subsidiaries. Peoples Bancorp has two statutory business trusts disclosed in Note 9 that are variable interest entities under FIN 46 for which Peoples Bancorp is not the primary beneficiary. As a result, the accounts of these trusts are not included in Peoples' consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

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

         Management determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that Peoples has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to Peoples' liquidity needs, changes in market interest rates, and asset-liability management strategies, among other considerations. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses reported in stockholders' equity as a separate component of other comprehensive income, net of applicable deferred income taxes. Trading securities are those securities bought and held principally for the purpose of selling in the near term. Trading securities are reported at fair value, with holding gains and losses recognized in earnings. Presently, Peoples classifies its entire investment portfolio as available-for-sale. Certain restricted equity securities, such as stock of the Federal Home Loan Bank ("FHLB") of Cincinnati, are included in investment securities and carried at cost.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE: Peoples enters into sales of securities under agreements to repurchase ("Repurchase Agreements") with customers and other financial service companies, which are treated as financings. The obligations to repurchase securities sold are recorded as a liability on the Consolidated Balance Sheets and disclosed in Notes 7 and 8. Securities pledged as collateral under Repurchase Agreements are included in investment securities on the Consolidated Balance Sheets. The fair value of the collateral pledged to a third party is continually monitored and additional is collateral is pledged or returned, as deemed appropriate.

         LOANS: Loans originated that Peoples has the positive intent and ability to hold to maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Net unearned loan fees were $1,368,000 and $850,000 at December 31, 2004 and 2003, respectively.

         LOANS HELD FOR SALE: Loans originated and intended to be sold in the secondary market, generally one-to-four family residential loans, are carried at the lower of cost or fair value determined on an aggregate basis. Gains and losses on sales of loans held for sale are included in mortgage banking income.

         Peoples enters into interest rate lock commitments with borrowers and best efforts commitments with investors on loans originated for sale into the secondary markets. Peoples uses these commitments to manage the inherent interest rate and pricing risk associated with selling loans in the secondary market. The interest rate lock commitments generally terminate once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. The best efforts commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan. These commitments are considered derivatives which are generally accounted for by recognizing their estimated fair value on the balance sheet as either a freestanding asset or liability. The valuation of such commitments does not consider expected cash flows related to the servicing of the future loan. Management has determined these derivatives do not have a material effect on Peoples' financial position, results of operations or cash flows.

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

         BANK PREMISES AND EQUIPMENT: Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets owned. Major improvements to leased facilities are capitalized and included in bank premises at cost less accumulated depreciation, which is calculated on the straight-line method over the lesser of the remaining term of the leased facility or the estimated economic life of the improvement

         BUSINESS OWNED LIFE INSURANCE: Business owned life insurance ("BOLI") represents life insurance on the lives of certain employees who have provided positive consent allowing Peoples Bank to be the beneficiary of such policies. These policies are recorded at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the cash surrender value are recorded in other income

         OTHER REAL ESTATE OWNED: Other real estate owned ("OREO"), included in other assets on the Consolidated Balance Sheet, is comprised primarily of commercial and residential real estate properties acquired by Peoples Bank in satisfaction of a loan. OREO also includes bank premises qualifying as held for sale under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." OREO obtained in satisfaction of a loan is recorded at the lower of cost or fair value based on appraised value at the date actually or constructively received, less estimated costs to sell the property. Bank premises are transferred at the lower of carrying value or estimated fair value, less estimated costs to sell the property.

         GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually. Peoples' performed the required goodwill impairment tests and concluded the recorded value of goodwill was not impaired as of December 31, 2004, based upon the fair value of the reporting unit.

         Other Intangible Assets consist of customer relationship intangible assets, primarily core deposit intangibles, representing the present value of future net income to be earned from acquired customer relationships and are amortized over their estimated lives ranging from 7 to 10 years. Customer relationship intangible assets totaled $19.3 million and $12.4 million, net of accumulated amortization of $7.9 million and $5.7 million, at December 31, 2004 and 2003, respectively. The estimated aggregate amortization expense related to customer relationship intangible assets for the each of the next five years is estimated as follows: $2.7 million in 2005; $2.3 million in 2006; $1.9 million in 2007; $1.5 million in 2008; and $1.2 million in 2009.

         MORTGAGE SERVICING ASSETS: Mortgage servicing assets are recognized for loan originations when there is a definitive plan to sell the underlying loan and retain the servicing. Mortgage servicing assets are reported in other intangible assets and are amortized into mortgage banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans. Mortgage servicing assets are evaluated for impairment based on the fair value of those rights and recorded at the lower of cost or fair value, with write-downs reflected in a valuation reserve and recognized through mortgage banking income. The fair value of the mortgage servicing rights is determined by using a discounted cash flow model, which estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates. Mortgage servicing assets totaled $653,000 and $549,000 at December 31, 2004 and 2003, respectively.

         TRUST ASSETS UNDER MANAGEMENT: Peoples Bank manages certain assets held by the bank in a fiduciary or agency capacity for customers. These assets under management, other than cash on deposit at Peoples Bank, are not included in the Consolidated Balance Sheets since they are not assets of Peoples Bank.

         INTEREST INCOME RECOGNITION: Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding. Amortization of premiums has been deducted from, and accretion of discounts has been added to, the related interest income. Nonrefundable loan fees and direct loan costs are deferred and recognized over the life of the loan as an adjustment of the yield.

         Peoples discontinues the accrual of interest on loans when management believes collection of all or a portion of contractual interest has become doubtful, which generally occurs when a contractual payment on a loan is 90 days past due. When interest is deemed uncollectible, amounts accrued in the current year are reversed and amounts accrued in prior years are charged against the allowance for loan losses. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. A nonaccrual loan is restored to accrual status when it is brought current, has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer in doubt. Nonaccrual loans totaled $5.1 million and $6.6 million at December 31, 2004 and 2003, respectively.

         OTHER INCOME RECOGNITION: Service charges on deposits include cost recovery fees associated with services provided, such as overdraft and non-sufficient funds. Income is recognized at the time the related services are performed.

         Income from fiduciary activities includes fees for services such as asset management, record keeping, retirement services and estate management. Income is recognized on an accrual basis at the time the related services are performed.

         Insurance and investment income includes commissions and fees relating to the sales of policies and investments as well as fees for related insurance services. Insurance commission income is recognized as of the effective date of the insurance policy, net of adjustments, including policy cancellations. Such adjustments are recorded when the amount can be reasonably estimated, which is generally in the period in which they occur. Contingent performance-based commissions from insurance companies are recognized when earned and no contingencies remain.

         INCOME TAXES: Deferred income tax assets and liabilities are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate. The components of other comprehensive income included in the Consolidated Statements of Stockholders' Equity have been computed based upon a 35% effective tax rate.

         EARNINGS PER SHARE: Basic earnings per share are determined by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted-average number of common shares outstanding increased by the number of common shares that would be issued assuming the exercise of stock options. The dilutive effect of stock options approximated 180,782; 226,375 and 228,482 in 2004, 2003 and 2002, respectively.

         OPERATING SEGMENTS: Peoples' business activities are currently confined to one reportable segment which is community banking. As a community banking entity, Peoples offers its customers a full range of products through various delivery channels. Peoples aggregated its operating segments given similar economic characteristics, products and services, production processes, type of customer, distribution channels and regulatory environment.

         DERIVATIVE FINANCIAL INSTRUMENTS: Peoples enters into derivative transactions principally to protect against the risk of adverse interest rate movements. Peoples carries all derivative financial instruments at fair value on the Consolidated Balance Sheets as a component of other assets. Peoples' derivative financial instruments did not have a material effect on Peoples' financial position at December 31, 2004 or 2003, and results of operations or cash flows in 2004, 2003 and 2002. US GAAP provides special hedge accounting provisions, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative.

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

         STOCK-BASED COMPENSATION: Peoples has various stock option plans, which are detailed in Note 16. Peoples accounts for stock-based compensation using the intrinsic value method in accordance.

         Under the provisions of the stock option plans, the option price per share cannot be less than the fair market value of the underlying common shares on the date of grant. As a result, Peoples does not recognize any stock-based employee compensation expense in net income. The following table illustrates the effect on net income and earnings per share had Peoples applied fair value recognition to stock-based employee compensation, assuming the estimated fair value of the options is amortized to expense over the vesting period:


(Dollars in Thousands, except Per Share Data)                      2004         2003         2002
Net Income, as reported                                      $   18,275    $  16,254    $  18,752
Deduct: stock-based compensation expense determined
     under fair value based method, net of tax                      527          474          357
--------------------------------------------------------------------------------------------------
Pro forma net income                                             17,748       15,780       18,395
==================================================================================================

Basic Earnings Per Share:
     - As Reported                                           $     1.74    $    1.56    $    2.25
--------------------------------------------------------------------------------------------------
     - Pro forma                                                   1.69         1.51         2.21
--------------------------------------------------------------------------------------------------

Diluted Earnings Per Share:
     - As Reported                                           $     1.71    $    1.52    $    2.19
--------------------------------------------------------------------------------------------------
     - Pro forma                                                   1.66         1.48         2.15
--------------------------------------------------------------------------------------------------


         The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:


                                                                   2004         2003         2002
Risk-free interest rate                                           4.14%        3.65%        5.50%
Dividend yield                                                    2.62%        2.47%        2.51%
Volatility factor of the market price of parent stock             27.8%        29.8%        30.8%
Weighted average expected life of options                       7 years      7 years      7 years


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

         NEW ACCOUNTING PRONOUNCEMENTS: In January 2003, the FASB issued FIN 46 to provide guidance on how to identify a variable interest entity and determine when assets, liabilities, non-controlling interests and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. FIN 46 applied immediately to variable interest entities created or acquired after January 31, 2003; otherwise, the requirements of FIN 46 are effective at the end of the periods ending after December 15, 2003. Peoples adopted the provisions of FIN 46 on December 31, 2003, as required, resulting in the deconsolidation of its subsidiary grantor trusts.

         In December 2003, the FASB cleared for issuance Accounting Standards Executive Committee Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities ("loans") acquired in a transfer if those differences are attributable, at least in part, to credit quality.

         In March 2004, the FASB Emerging Issues Task Force ("EITF") released Issue 03-01, "Meaning of Other Than Temporary Impairment" ("Issue 03-01"), which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position ("FSP") EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. Management does not anticipate the issuance of the final consensus will have a material impact on financial condition, the results of operations or liquidity.

         On December 16, 2004, the FASB issued a revision of Statement No. 123, "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires the compensation cost relating to share-based payment transactions to be recognized in financial statements based on the fair value of the equity or liability instruments issued. SFAS 123(R) replaces SFAS 123 and supercedes APB 25. SFAS 123 (R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

         In December 2004, the FASB issued Statement No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations or liquidity.


 2.  Fair Values of Financial Instruments:
     ------------------------------------
      Peoples used the following methods and assumptions in estimating its fair value disclosures for financial instruments:

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

         SHORT-TERM BORROWINGS: The carrying amounts of federal funds purchased, FHLB advances, and securities sold overnight under repurchase agreements approximate their fair values. The fair value of term national market repurchase agreements is estimated using a discounted cash flow calculation based on rates currently available to Peoples for repurchase agreements with similar terms.

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

         The estimated fair values of Peoples' financial instruments at December 31 are as follows:


                                                                 2004                               2003
                                                       Carrying          Fair             Carrying           Fair
          (Dollars in Thousands)                        Amount           Value             Amount           Value
          Financial assets:
          Cash and cash equivalents                $       31,449   $     31,449       $      73,426    $     73,426
          Investment securities                           602,364        602,364             641,464         641,464
          Loans                                         1,008,298      1,010,378             900,423         917,113

          Financial liabilities:
          Deposits                                 $    1,069,421   $  1,072,906       $   1,028,530    $  1,023,612
          Short-term borrowings                            51,895         51,895             108,768         108,764
          Long-term borrowings                            464,864        469,000             388,647         400,125
          Junior subordinated notes                        29,263         31,945              29,177          33,813

          Other financial instruments:
          Interest rate contracts                  $          133   $        133       $         403    $        403


         Bank premises and equipment, customer relationships, deposit base, banking center networks, and other information required to compute Peoples' aggregate fair value are not included in the above information. Accordingly, the above fair values are not intended to represent the aggregate fair value of Peoples.



 3.  Investment Securities:
     ---------------------
      The following tables present the amortized costs, gross unrealized gains and losses and estimated fair value of securities available-for-sale at December 31. The portfolio contains no single issue (excluding U.S. government and U.S. agency securities) that exceeds 10% of stockholders' equity.


                                                                     Gross          Gross
(Dollars in Thousands)                             Amortized      Unrealized      Unrealized     Estimated
2004                                                 Cost            Gains          Losses       Fair Value
U.S. Treasury securities and obligations of
    U.S. government agencies and corporations    $      63,817     $        163  $      (1,210)  $     62,770
Obligations of states and political subdivisions        59,134            3,103             (3)        62,234
Mortgage-backed securities                             417,040            2,391         (1,337)       418,094
Other securities                                        54,466            5,087           (287)        59,266
-------------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $     594,457     $     10,744  $      (2,837)  $    602,364
=============================================================================================================

2003
U.S. Treasury securities and obligations of
    U.S. government agencies and corporations    $      65,968     $        519  $      (1,046)  $     65,441
Obligations of states and political subdivisions        62,625            3,663              -         66,288
Mortgage-backed securities                             447,897            2,796         (3,352)       447,341
Other securities                                        58,311            4,994           (911)        62,394
-------------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $     634,801     $     11,972  $      (5,309)  $    641,464
=============================================================================================================

2002
U.S. Treasury securities and obligations of
    U.S. government agencies and corporations    $      28,005     $       731  $          (89)  $     28,647
Obligations of states and political subdivisions        64,707            3,100             (1)        67,806
Mortgage-backed securities                             254,854            5,098           (141)       259,811
Other securities                                        54,482            2,615         (1,261)        55,836
-------------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $     402,048     $     11,544  $      (1,492)  $    412,100
=============================================================================================================

      In 2004, 2003 and 2002, gross gains of $62,000, $580,000 and $328,000 and gross losses of $3,102,000, $2,485,000 and $112,000 were realized, respectively. At December 31, 2004 and 2003, investment securities having a carrying value of $449,162,000 and $437,080,000, respectively, were pledged to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.

      The following table presents a summary of available-for-sale investment securities that had an unrealized loss at December 31, 2004:


     (Dollars in Thousands)     Obligations of       Obligations
                              U.S. Treasury and     of states and        Mortgage-
                                  government          political           backed             Other
                                   agencies          subdivisions       securities        securities            Total
     Less than 12 months
        Estimated fair value   $      26,556      $         685     $     134,498     $            -     $     161,739
        Unrealized loss                1,178                  3             1,007                  -             2,188
     12 months or more
        Estimated fair value   $       4,128      $           -     $      30,855     $        7,700     $      42,683
        Unrealized loss                   32                  -               330                287               649
     Total
        Estimated fair value   $      30,684      $         685     $     165,353     $        7,700     $     204,422
        Unrealized loss                1,210                  3             1,337                287             2,837


      The unrealized losses reported for mortgage-backed securities relate to securities issued by U.S. government sponsored entities and private institutions, while the unrealized losses reported for other securities relate primarily to trust preferred securities issued by commercial banks. In both cases, the unrealized losses were largely attributable to the sustained low interest rate environment. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include duration and magnitude of the decline in value, the financial condition of the issuer, and Peoples' ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At December 31, 2004, management determined an investment in Fannie Mae preferred stock was other-than-temporarily impaired, resulting in an impairment charge of $490,000. Management does not believe any of the remaining individual unrealized loss at December 31, 2004, represents an other-than-temporary impairment since Peoples has the ability and intent to hold those securities for a period of time sufficient to recover the amortized cost.

      The following table presents the amortized costs, fair value and weighted average yield of securities by maturity at December 31, 2004. The estimated maturities presented in the tables below may differ from the contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Rates are calculated on a fully-tax equivalent basis using a 35% federal income tax rate.


                                Obligations of        Obligations                                           Total
                                 U.S. Treasury         of states         Mortgage-                        available-
                                and government       and political         backed           Other          for-sale
     (Dollars in Thousands)        agencies           subdivisions       securities       securities      securities
     Within one year
        Amortized cost       $         20,787      $      2,813       $         -      $     1,305     $    24,905
        Fair value                     20,847             2,838                 -            1,334          25,019
        Average yield                    3.46 %            5.02 %               - %           6.08 %          3.77 %
     1 to 5 years
        Amortized cost       $         15,622      $     33,476       $     1,007      $    19,112     $    69,217
        Fair value                     15,637            35,043             1,056           19,944          71,680
        Average yield                    4.00 %            6.96 %            6.95 %           7.96 %          6.57 %
     5 to 10 years
        Amortized cost       $          1,118      $     21,457       $    29,951      $         -     $    52,526
        Fair value                      1,101            22,885            30,341                -          54,327
        Average yield                    3.52 %            6.95 %            4.17 %              - %          5.29 %
     Over 10 years
        Amortized cost       $         26,290      $      1,388       $   386,082      $    34,049     $   447,809
        Fair value                     25,185             1,468           386,697           37,988         451,338
        Average yield                    5.45 %            7.01 %            4.20 %           5.44 %          4.38 %
     -----------------------------------------------------------------------------------------------------------------
     Total amortized cost    $         63,817      $     59,134       $   417,040      $    54,466     $   594,457
     Total fair value        $         62,770      $     62,234       $   418,094      $    59,266     $   602,364
     Total average yield                 4.41 %            6.86 %            4.20 %           6.34 %          4.69 %
     =================================================================================================================


 4.  Loans:
     -----
     Peoples Bank originates various types of loans, including commercial, financial and agricultural loans ("commercial loans"), real estate loans and consumer loans, focusing primarily on lending opportunities in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets. Loans are comprised of the following at December 31:

             (Dollars in Thousands)                2004                2003
             Commercial, mortgage         $     450,270       $     380,372
             Commercial, other                  126,473             131,697
             Real estate, construction           35,423              21,056
             Real estate, mortgage              349,965             301,726
             Consumer                            60,927              79,926
             Credit card                              -                 221
             ---------------------------------------------------------------
                  Total loans             $   1,023,058       $     914,998
             ===============================================================

     Excluded from the loan balances above are $0.6 million and $2.8 million of real estate loans originated and held for sale in the secondary market at December 31, 2004 and 2003, respectively. Peoples Bank has pledged certain loans secured by 1-4 family and multifamily residential mortgages and commercial mortgages under a blanket collateral agreement to secure borrowings from the FHLB as discussed in Note 8. At December 31, 2004, the amount of such pledged loans totaled $465.6 million. Peoples Bank has also pledged certain commercial loans totaling $11.9 million at December 31, 2004, to the Federal Reserve Bank of Cleveland to secure advances from the discount window.

     At December 31, 2004, impaired loans totaled $10,467,000, including $4,901,000 of impaired loans for which the related allowance for loan losses was $1,965,000. Impaired loans totaled $20,025,000 at December 31, 2003, including $8,427,000 of impaired loans for which the related allowance for loan losses was $3,787,000. Peoples' average investment in impaired loans was $17,681,000, $13,686,000 and $8,732,000 and interest income recognized on impaired loans was $513,000, $1,097,000 and $490,000 in 2004, 2003 and 2002, respectively. Interest received on impaired loans is included in income if principal recovery is reasonably assured.

     In December 2003, Peoples sold its existing credit card portfolio, which resulted in Peoples recognizing a pre-tax gain of $1.2 million, net of expenses. The credit card loan balances at December 31, 2003, represent nonqualifying balances excluded from the preliminary settlement of the sale and were subject to final settlement, which was completed in the January 2004.

     Peoples' loans consist of credits to borrowers spread over broad range of industrial classifications, with no loans to foreign entities. Peoples' largest concentration of commercial loans consist of credits to lodging and lodging related companies, which totaled $65,752,000 and $65,268,000 at December 31, 2004 and 2003, respectively. Loans to assisted living facilities and nursing homes also represent a significant portion of Peoples' commercial loans, totaling $58,793,000 and $57,692,000 at December 31, 2004 and 2003, respectively. These credits were subjected to Peoples' normal commercial underwriting standards and did not present more than the normal amount of risk assumed in other lending areas. Peoples does not extend credit to any single borrower or group of related borrowers in excess of the legal lending limit of its subsidiary bank.

     In the normal course of its business, Peoples Bank has granted loans to executive officers and directors of Peoples and to their affliliates. Related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectibility. The following is an analysis of activity of related party loans for the year ended December 31, 2004:

         (Dollars in Thousands)
         Balance, January 1, 2004                         $       19,490
         New loans and disbursements                               3,888
         Repayments                                               (2,600)
         No longer executive officer or director                  (1,418)
         Other changes                                             1,307
         ----------------------------------------------------------------
         Balance, December 31, 2004                       $       20,667
         ================================================================

      Changes in the allowance for loan losses for each of the three years in the period ended December 31, 2004, were as follows:

(Dollars in Thousands)                       2004          2003           2002
Balance, beginning of year             $   14,575    $   13,086    $    12,357
Charge-offs                                (3,787)       (3,786)        (4,328)
Recoveries                                  1,426         1,101            686
-------------------------------------------------------------------------------
     Net charge-offs                       (2,361)       (2,685)        (3,642)
Provision for loan losses                   2,546         3,601          4,067
Allowance for loan losses acquired              -           573            304
-------------------------------------------------------------------------------
          Balance, end of year         $   14,760    $   14,575    $    13,086
===============================================================================

     Included in the allowance for loan losses was an allocation for credit cards of $113,000 and $232,000 at December 31, 2004 and 2003, respectively, relating to the credit card recourse disclosed in Note 12.

 5.  Bank Premises and Equipment:
     ---------------------------
     The major categories of bank premises and equipment and accumulated depreciation are summarized as follows at December 31:

         (Dollars in Thousands)                       2004           2003
         Land                                  $     4,610     $    4,930
         Building and premises                      24,778         23,609
         Furniture, fixtures and equipment          15,448         13,846
         -----------------------------------------------------------------
                                                    44,836         42,385
            Accumulated depreciation               (22,196)       (20,230)
         -----------------------------------------------------------------
         Net book value                        $    22,640     $   22,155
         =================================================================

      Peoples depreciates its building and premises and furniture, fixtures and equipment over estimated useful lives ranging from 5 to 40 years and 2 to 10 years, respectively. Depreciation expense was $2,451,000, $2,240,000 and $2,025,000, in 2004, 2003 and 2002, respectively.

      Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods ranging from two to ten years. Rent expense was $550,000, $349,000 and $286,000 in 2004, 2003 and 2002, respectively. The future minimum payments under noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2004:

            (Dollars in Thousands)
             2005                     $          605
             2006                                567
             2007                                564
             2008                                558
             2009                                411
       Thereafter                              1,937
      -----------------------------------------------
            Total                     $        4,642
      ===============================================


6.  Deposits:
    --------
      Included in interest-bearing deposits are various time deposit products. The maturities of time deposits for each of the next five years and thereafter are as follows: $185,957,000 in 2005; $93,307,000 in 2006;
      $112,670,000 in 2007; $38,477,000 in 2008; $18,263,000 in 2009 and $2,000
      thereafter.

      Deposits from related parties approximated $9.0 million and $11.4 million at December 31, 2004 and 2003, respectively.


 7.  Short-term Borrowings:
     ---------------------
      Peoples utilizes various short-term borrowings as sources of funds, including FHLB advances and retail Repurchase Agreements with customers. The FHLB advances are collateralized by residential mortgage loans and investment securities. Other short-term borrowings represented a short-term loan from an unrelated financial institution to fund an acquisition. Short-term borrowings are summarized as follows:


(Dollars in Thousands)                   Federal Funds        Retail             FHLB             Other
                                                            Repurchase                          Short-Term
                                           Purchased        Agreements         Advances         Borrowings
2004
Ending balance                         $         -      $       14,495     $      37,400      $          -
Average balance                                420              16,385            70,246                 -
Highest month end balance                    6,500              18,788            99,700                 -
Interest expense                                 8                 155               967                 -
Weighted-average interest rate:
------------------------------
      End of year                                - %              1.52 %            2.23 %               - %
      During the year                         1.82                0.95              1.38                 -

2003
Ending balance                         $         -      $       16,468     $      92,300      $          -
Average balance                                  1              20,151            26,900             7,545
Highest month end balance                        -              24,342            92,300            17,000
Interest expense                                 -                 175               400               218
Weighted-average interest rate:
------------------------------
      End of year                                - %              0.53 %            1.23 %               - %
      During the year                         1.20                0.87              1.49              2.89

2002
Ending balance                         $         -      $      22,083     $           -      $      17,000
Average balance                                 28             23,351            12,626              9,408
Highest month end balance                        -             26,693            49,000             17,000
Interest expense                                 1                318               234                316
Weighted-average interest rate:
------------------------------
      End of year                                - %             0.93 %               - %            2.91 %
      During the year                         3.57               1.36              1.85              3.36


 8.  Long-term Borrowings:
     --------------------
     Long-term borrowings consisted of the following at December 31:

(Dollars in Thousands)                                                       2004               2003
Term note payable, at LIBOR (parent company)                         $     15,300       $     17,000
National market repurchase agreements, bearing interest
     at rates ranging from 2.09% to 4.08%                                 238,750            216,250
FHLB convertible rate advances, bearing interest at rates
     ranging from 3.20% to 5.63%                                          107,000            107,000
FHLB non-amortizing, fixed rate advances, bearing interest at
     rates ranging from 1.94% to 4.48%                                     43,500              5,000
FHLB amortizing, fixed rate advances, bearing interest at rates
     ranging from 2.01% to 5.00%                                           60,314             43,397
-----------------------------------------------------------------------------------------------------
          Total long-term borrowings                                 $    464,864       $    388,647
=====================================================================================================



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

      All FHLB advances, including short-term advances, are collateralized by Peoples Bank's real estate mortgage portfolio and other bank assets. Peoples' borrowing capacity with the FHLB is based on the amount of FHLB common stock owned by Peoples Bank and the amount of collateral pledged. The most restrictive requirement of the debt agreement requires Peoples to provide commercial real estate mortgage loans as collateral in an amount not less than 300% of advances outstanding.

      The aggregate minimum annual retirements of long-term borrowings in the next five years and thereafter are as follows:

                   (Dollars in Thousands)
                   2005                      $   117,242
                   2006                           89,597
                   2007                           76,832
                   2008                           65,396
                   2009                           79,342
             Thereafter                           36,455
             --------------------------------------------
                   Total                     $   464,864
             ============================================


 9.   Junior Subordinated Notes Held By Subsidiary Trusts:
      ---------------------------------------------------
      Peoples Bancorp has two statutory business trusts (the "Trusts") that were formed for the purpose of issuing or participating in pools of corporation-obligated mandatorily redeemable capital securities (the "Capital Securities" or "Trust Preferred Securities"), with 100% of the common equity in the Trusts owned by Peoples Bancorp. The proceeds from the Capital Securities and common equity were invested in junior subordinated debt securities of Peoples Bancorp (the "Debentures").

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


(Dollars in thousands)                                                            2004         2003
Capital securities of PEBO Capital Trust I, 8.62%, due May 1, 2029,
   net of unamortized issuance costs                                      $     22,380   $   22,345

Capital securities of PEBO Capital Trust II, 3-month LIBOR + 3.70%,
   due April 22, 2032,                                                           6,883        6,832

----------------------------------------------------------------------------------------------------
Total capital securities                                                        29,263       29,177
====================================================================================================

Total capital securities qualifying for Tier 1 capital                          29,263       29,177
====================================================================================================


      The Trust Preferred Securities currently qualify as Tier 1 capital for regulatory capital purposes, subject to certain quantitative limits and qualitative standards. On March 1, 2005, the Board of Governors of the Federal Reserve System (the "Federal Reserve") adopted final rules amending its risk-based capital standards for bank holding companies regarding the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The new rules, which include a five-year transition period, limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of core capital elements, net of goodwill. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. Additionally, trust preferred securities no longer qualify for Tier 1 capital within five years of their maturity.

10.  Employee Benefit Plans:
     ----------------------
      Peoples sponsors a noncontributory defined benefit pension plan which covers substantially all employees. The plan provides benefits based on an employee's years of service and compensation. Peoples also has a contributory benefit postretirement plan for former employees who were retired as of December 31, 1992. The plan provides health and life insurance benefits. Peoples' policy is to fund the cost of the benefits as they are incurred.

      The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 2004, and a statement of the funded status as of December 31, 2004 and 2003:


                                                                      Pension                Postretirement
                                                                      Benefits                  Benefits
(Dollars in Thousands)                                             2004            2003         2004      2003
Change in benefit obligation:
Obligation at January 1                                      $   12,010      $   10,106    $     616 $     685
Service cost                                                        903             708            -         -
Interest cost                                                       772             688           35        40
Plan participants' contributions                                      -               -          119       117
Actuarial loss (gain)                                               544           1,206            8       (80)
Benefit payments                                                   (732)           (711)        (194)     (146)
Acquisition                                                          29              13            -         -
Increase due to plan changes                                          -               -            -         -
---------------------------------------------------------------------------------------------------------------
Obligation at December 31                                        13,526          12,010          584       616
---------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation at December 31                    10,495           9,062            -         -
---------------------------------------------------------------------------------------------------------------

Change in plan assets:
Fair value of plan assets at January 1                           10,307           7,765            -         -
Actual return on plan assets                                      1,183           1,753                      -
Employer contributions                                            2,600           1,500           75        29
Plan participants' contributions                                      -               -          119       117
Benefit payments                                                   (732)           (711)        (194)     (146)
---------------------------------------------------------------------------------------------------------------
Fair value of plan assets at December 31                         13,358          10,307            -         -
---------------------------------------------------------------------------------------------------------------

Funded status:
Funded status at December 31                                       (168)         (1,702)        (584)     (616)
Unrecognized transition obligation                                    -               -            -         -
Unrecognized prior-service cost                                      41              44           11        22
Unrecognized net gain                                             4,159           4,004           80        73
---------------------------------------------------------------------------------------------------------------
Net amount recognized                                             4,032           2,346         (493)     (521)
---------------------------------------------------------------------------------------------------------------

Amounts recognized in Consolidated Balance Sheets:

Prepaid benefit costs                                             4,032           2,346            -         -
Accrued benefit liability                                             -               -         (493)     (521)
---------------------------------------------------------------------------------------------------------------
Net amount recognized                                        $    4,032      $    2,346    $    (493) $   (521)
===============================================================================================================


      The assumptions used in the measurement of Peoples' benefit obligation at December 31 are shown in the following table:

                                       Pension             Postretirement
                                      Benefits                Benefits
                                    2004        2003        2004        2003
Discount rate                       6.00 %      6.25 %      6.00 %      6.25 %
Expected return on plan assets      8.50        8.50         n/a         n/a
Rate of compensation increase       3.50        4.00         n/a         n/a


     DETERMINATION OF EXPECTED LONG-TERM RATE OF RETURN: The expected long-term rate of return on the plans' total assets is based on the expected return of each of each category of the plan's assets. Management considers the long-term historical returns of the assets within the portfolio and adjusts the rate, as necessary, for expected future returns on the assets in the plans in determining the rate.

     NET PERIODIC BENEFIT COST: The following table provides the components of net periodic benefit cost for the plans:


                                                 Pension Benefits                    Postretirement Benefits
(Dollars in Thousands)                      2004         2003          2002         2004        2003        2002
Service cost                          $      903   $      708    $      550     $      -    $      -    $      -
Interest cost                                772          688           606           35          40          48
Expected return on plan assets              (972)        (861)         (769)           -           -           -
Amortization of transition asset               -            -            (8)           -           -           -
Amortization of prior service cost             2           (6)           (9)          11          11           -
Amortization of net loss                     208           89             -            -           4          17
-----------------------------------------------------------------------------------------------------------------
Net periodic benefit cost             $      913   $      618    $      370     $     46    $     55    $     65
=================================================================================================================


     For measurement purposes, a 10% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2004, grading down 1% per year to an ultimate rate of 5%. The health care trend rate assumption does not have a significant effect on the contributory defined benefit postretirement plan; therefore, a one percentage point increase or decrease in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.

     PLAN ASSETS: Peoples' investment strategy, as established by the Retirement Plan Committee, is to invest assets per the following target allocations:
     Equity securities of 60-75%; Debt securities of 24-39%; and Other of 1%. The assets are reallocated periodically to meet the above target allocations. The investment policy is reviewed periodically, under the advisement of a certified investment advisor, to determine if the policy should be changed.

      Peoples' pension plan actual weighted-average asset allocations by asset category at December 31 are as follows:

                                 2004        2003
Equity securities                  69 %        70 %
Debt securities                    26          25
Other                               5           5
-------------------------------------------------------
Total                             100 %       100 %
=======================================================

     Equity securities of Peoples' pension plan did not include any securities of Peoples Bancorp or related parties in 2004 or 2003.

     CASH FLOWS: Peoples anticipates contributing $1.5 million to its pension plan in 2005; however, actual contributions are made at the discretion of the Retirement Plan Committee and Peoples' Board of Directors. Estimated future benefit payments, which reflect expected future service, for the years ending December 31 are as follows:

          (Dollars in Thousands)
                  2005               $       327
                  2006                       340
                  2007                       366
                  2008                       406
                  2009                       459
           2010 to 2014                    4,672

     RETIREMENT SAVINGS PLAN: Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants the opportunity to save for retirement on a tax-deferred basis. In addition, Peoples makes matching contributions equal to 100% of participants' contributions that do not exceed 3% of the participants' compensation, plus 50% of participants' contributions between 3% and 5% of the participants' compensation. Matching contributions made by Peoples totaled $601,000, $480,000 and $413,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

11.  Federal Income Taxes:
     --------------------
      The effective federal income tax rate in the Consolidated Statement of Income is less than the statutory corporate tax rate due to the following:


                                                          Year ended December 31
                                                         2004      2003     2002
Statutory corporate tax rate                             35.0 %    35.0 %   35.0 %
Differences in rate resulting from:
    Interest on obligations of state and political       (4.0)     (4.5)    (3.6)
subdivisions
    Investments in low-income housing tax credit funds   (3.6)     (3.4)    (2.2)
    Business owned life insurance                        (2.7)     (2.3)    (2.0)
    Other, net                                            0.2       0.1      0.2
-------------------------------------------------------------------------------------
            Effective federal income tax rate            24.9 %    24.9 %   27.4 %
=====================================================================================

The significant components of Peoples' deferred tax assets and liabilities consisted of the following at December 31:



(Dollars in Thousands)                          2004            2003
Deferred tax assets:
     Allowance for loan losses           $     5,741      $    5,667
     Accrued employee benefits                  (490)            101
     Deferred loan fees and costs                487             308
     Other                                       357             330
---------------------------------------------------------------------
        Total deferred tax assets              6,095           6,406
---------------------------------------------------------------------

Deferred tax liabilities:
     Bank premises and equipment                 975             770
     Deferred Income                           4,057           2,886
     Investments                               2,367           2,129
     Available-for-sale securities             2,670           2,260
     Other                                       516             154
---------------------------------------------------------------------
        Total deferred tax liabilities        10,585           8,199
---------------------------------------------------------------------
        Net deferred tax liability       $    (4,490)     $   (1,793)
=====================================================================

      The related federal income tax (benefit) expense on securities transactions approximated $(1,064,000) in 2004, $(667,000) in 2003 and $77,000 in 2002.


12.  Financial Instruments with Off-Balance Sheet Risk:
     -------------------------------------------------
      In the normal course of business, Peoples is party to financial instruments with off-balance sheet risk necessary to meet the financing needs of customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, and interest rate caps. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets. The contract or notional amounts of these instruments express the extent of involvement Peoples has in these financial instruments.

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

      The total amounts of loan commitments and standby letters of credit are summarized as follows at December 31:

                                        Contractual Amount
(Dollars in Thousands)                    2004            2003
Loan commitments                   $   139,731     $   115,685
Standby letters of credit               31,612          20,928

     INTEREST RATE CONTRACTS: Peoples has entered into interest rate contracts with unaffiliated financial institutions as a means of managing the risk of changing interest rates. These interest rate contracts subject Peoples to the risk that the counter-parties may fail to perform. In order to minimize such risk, Peoples deals only with high-quality, financially secure financial institutions.

     At December 31, 2004, Peoples held an option to initiate an interest rate swap beginning on October 19, 2002, and continuing on a quarterly basis until its expiration in July 2009. Under the terms of the interest rate swap, Peoples would receive LIBOR based variable rate payments and pay fixed rate payments to a counter-party, computed on a notional amount of $17 million. Peoples entered into this interest rate contract to hedge a $17 million long-term, fixed rate FHLB advance, which could convert to a variable rate at the FHLB's discretion. At December 31, 2004, Peoples had not exercised its option under this interest rate contract since the advance remained a fixed rate advance. This cash flow hedge is considered highly effective. Accordingly, any change in its fair value is recorded in other comprehensive income, net of deferred taxes. No ineffectiveness was recorded in income in 2004, 2003 or 2002.

     OTHER: Peoples also has commitments to make additional capital contributions in low income housing projects. Such commitments approximated $6.3 million at December 31, 2004, and $8.9 million at December 31, 2003. The maximum aggregate amounts Peoples could be required to make for each of the next five years are as follows: $2.5 million in 2005; $0.8 million in 2006; $0.7 million in 2007 and 2008; $0.4 million in 2009.

     In connection with the sale of the credit card portfolio, Peoples provided credit recourse on the approximately $0.9 million of business credit card loans sold to an unrelated third party during the fourth quarter of 2003. As a result, Peoples is required to reimburse the third party in the event of customer default, pursuant to the recourse provided on the business credit cards. At December 31, 2004, the maximum amount of Peoples' exposure in the event of nonperformance by the underlying borrowers was approximately $5.9 million. Peoples has approximately $113,000 recorded for this obligation at December 31, 2004. No loss was incurred by Peoples in 2004 as a result of this credit card recourse, which expires in the second quarter of 2005.


13.  Regulatory Matters:
     ------------------
      The following is a summary of certain regulatory matters affecting Peoples Bancorp and its subsidiaries:

     LIMITS ON DIVIDENDS: The primary source of funds for the dividends paid by Peoples Bancorp is dividends received from Peoples Bank. The payment of dividends by Peoples Bank is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years. At December 31, 2004, Peoples Bank's retained net profits available for distribution to Peoples Bancorp as dividends without regulatory approval were approximately $5.4 million. During 2005, only Peoples Bank's retained net profits of 2005 through the dividend date will be available for distribution to Peoples Bancorp as dividends without regulatory approval.

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

      Quantitative measures established by regulation to ensure capital adequacy require Peoples and Peoples Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Peoples and Peoples Bank met all capital adequacy requirements at December 31, 2004.

      As of December 31, 2004, the most recent notifications from the banking regulatory agencies categorized Peoples and Peoples Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Peoples and Peoples Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Peoples' or its banking subsidiary's category.

      Peoples' and Peoples Bank's, actual capital amounts and ratios as of December 31 are also presented in the following table:


     (Dollars in Thousands)                Actual                   For Capital Adequacy           To Be Well Capitalized
     2004                            Amount         Ratio            Amount        Ratio            Amount         Ratio
     Total Capital (1)
         Peoples                 $     145,135        12.3 %    $       94,386         8.0 %    $     117,983         10.0 %
         Peoples Bank                  142,222        12.2              93,287         8.0            116,609         10.0
     ------------------------------------------------------------------------------------------------------------------------

     Tier 1 (2)
         Peoples                       129,194        11.0              47,193         4.0             70,790          6.0
         Peoples Bank                  127,643        11.0              46,643         4.0             69,965          6.0
     ------------------------------------------------------------------------------------------------------------------------

     Tier 1 Leverage (3)
         Peoples                       129,194         7.6              68,468         4.0             85,585          5.0
         Peoples Bank                  127,643         7.5              68,034         4.0             85,042          5.0
     ------------------------------------------------------------------------------------------------------------------------

     2003
     Total Capital (1)
         Peoples                 $     161,780        15.4 %    $       83,864         8.0 %    $     104,830         10.0 %
         Peoples Bank                  151,782        14.6              83,023         8.0            103,779         10.0
     ------------------------------------------------------------------------------------------------------------------------

     Tier 1 (2)
         Peoples                       147,591        14.1              41,932         4.0             62,898          6.0
         Peoples Bank                  138,790        13.4              41,512         4.0             62,267          6.0
     ------------------------------------------------------------------------------------------------------------------------

     Tier 1 Leverage (3)
         Peoples                       147,591         8.7              68,021         4.0             85,027          5.0
         Peoples Bank                  138,790         8.2              67,548         4.0             84,435          5.0
     ------------------------------------------------------------------------------------------------------------------------

      (1) Ratio represents total capital to net risk-weighted assets.
      (2) Ratio represents Tier 1 capital to net risk-weighted assets.
      (3) Ratio represents Tier 1 capital to average assets.


14.  Federal Reserve Requirements:
     ----------------------------
      Peoples Bank is required to maintain a certain level of reserves consisting of non-interest-bearing balances with the Federal Reserve Bank and cash on hand. The reserve requirement is calculated on a percentage of total deposit liabilities and averaged $13.0 million for the year ended December 31, 2004.


15.  Acquisitions:
     ------------
      At the close of business on December 3, 2004, Peoples Bank completed the acquisition of two full-service offices in the Ashland, Kentucky area from an unaffiliated institution. In the acquisition, Peoples acquired $65 million in deposits and $43 million of loans. As part of the initial purchase price allocation, Peoples recorded goodwill of $6.6 million and core deposit intangible of $1.7 million. Concurrent with the acquisition, Peoples Bank consolidated some of its Ashland, Kentucky area banking offices. The Flatwoods office and the acquired office in downtown Ashland were consolidated into nearby Peoples Bank offices at the close of business on December 3, 2004. Also, the Peoples Bank Cedar Knoll office ceased operations at the close of business on December 27, 2004, with clients redirected to Peoples Bank's newly acquired office in Summit, Kentucky.

      At the close of business on May 28, 2004, Peoples completed the acquisition of Barengo Insurance Agency, Inc., ("Barengo"), based in Marietta, Ohio, for initial consideration of $6.2 million ($3.0 million in cash and $3.2 million in Peoples Bancorp's common shares). The agreement also provides for additional consideration of up to $2.7 million ($1.3 million in cash and $1.4 million in Peoples Bancorp's common shares) to be paid by Peoples over the next three years, contingent on Barengo achieving certain revenue growth goals. As part of the initial purchase price allocation, Peoples recorded goodwill of $4.8 million and customer relationship intangible of $2.0 million.

      At the close of business on April 30, 2004, Peoples completed the acquisition of substantially all of the assets of Putnam Agency, Inc. ("Putnam Agency"), with offices in Ashland, Kentucky and Huntington, West Virginia, for initial consideration of $8.6 million ($7.0 million in cash and $1.6 million in Peoples Bancorp's common shares). The agreement also provides for additional consideration of up to $4.4 million in cash to be paid by Peoples over the next three years, contingent on the Putnam Agency achieving certain revenue growth goals. Peoples accounted for this transaction under the purchase method of accounting. As part of the initial purchase price allocation, Peoples recorded goodwill of $5.5 million and customer relationship intangible of $3.2 million.

      Both Barengo and the Putnam Agency were full-service insurance agencies that offered a wide range of insurance products to both commercial and individual clients. Peoples operates the former agencies as divisions of Peoples Insurance Agency, Inc., using the "Barengo Insurance Agency" and "Putnam Agency" trade names. Peoples has retained all key producers and managers, with the exception of one producer with the Putnam Agency who has retired.

      On May 9, 2003, Peoples Bancorp completed the acquisition of Kentucky Bancshares Incorporated ("Kentucky Bancshares"), the holding company of Kentucky Bank & Trust, for total consideration of $29.1 million ($14.8 million in cash and $14.3 million in Peoples Bancorp's common shares). This acquisition was accounted for under the purchase method of accounting. As part of the purchase price allocation, Peoples recorded goodwill of $14.0 million, core deposit intangible of $3.5 million and trust relationship intangible of $1.0 million.

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

     The changes in the carrying amount of goodwill for the years ended December 31, were as follows:

(Dollars in Thousands)                                   2004           2003
Balance at January 1                              $    41,407   $     25,504
Goodwill acquired                                      16,759         13,589
Additions resulting from valuation adjustments
    in final purchase price allocations                   930          2,314
-----------------------------------------------------------------------------
Balance at December 31                            $    59,096   $     41,407
=============================================================================


16.  Stock Options:
     -------------
      Peoples' stock option plans provide for the granting of both incentive stock options and non-qualified stock options covering up to 1,614,339 common shares. Under the provisions of the plans, the option price per share shall not be less than the fair market value of the common shares on the date of grant of an option; therefore, no compensation expense is recognized. Recent options granted to employees vest over periods ranging from one to six years. Options granted to directors of Peoples Bancorp and Peoples Bank vest in one year. All granted options to both employees and directors expire ten years from the date of grant.

      The following summarizes Peoples' stock options as of December 31, 2004, 2003 and 2002, and the changes for the years then ended:


                                                 2004                          2003                         2002
                                      ---------------------------   ---------------------------  ---------------------------
                                                      Weighted                      Weighted                     Weighted
                                                       Average                       Average                      Average
                                         Number       Exercise        Number        Exercise       Number        Exercise
                                       of Shares        Price        Of Shares        Price       of Shares        Price
                                      ---------------------------   ---------------------------  ---------------------------
      Outstanding at January 1             661,228   $     16.78        622,978    $     15.09        640,144   $     13.48
      Granted                               40,275         27.85        120,103          22.57         86,389         23.52
      Exercised                            139,776         10.36         72,957          11.82        102,528         12.15
      Canceled                              15,845         21.24          8,896          17.20          1,027         13.86
      ----------------------------------------------------------------------------------------------------------------------
      Outstanding at December 31           545,882         19.11        661,228          16.78        622,978         15.09
      ======================================================================================================================
      Exercisable at December 31           269,145         16.67        346,426          14.20        356,757         13.20
      ======================================================================================================================
      Weighted average estimated fair value of
      options granted during the year                $      8.15                   $      7.01                  $      7.57
      ======================================================================================================================

     The following summarizes information concerning Peoples' stock options outstanding at December 31, 2004:



                                         Options Outstanding                        Options Exercisable
                          ---------------------------------------------------  -------------------------------
                                               Weighted
                                                Average           Weighted                         Weighted
                              Option           Remaining           Average                          Average
        Range of              Shares          Contractual         Exercise        Number           Exercise
     Exercise Prices        Outstanding          Life               Price       Exercisable          Price
                          ---------------------------------------------------  -------------------------------
     $ 8.07 to     $13.58         109,416      4.1 years       $       12.99          73,866    $       12.70
     $13.59 to     $18.70         114,387      4.3 years               15.55          80,583            15.73
     $18.98 to     $21.71         111,527      3.4 years               19.44         104,877            19.47
     $22.06 to     $22.32          93,304      8.2 years               22.32               -                -
     $23.59 to     $28.98         117,248      7.9 years               25.42           9,819            24.36


17. Parent Company Only Financial Information:


       Condensed Balance Sheets
                                                                                          December 31,
(Dollars in Thousands)                                                               2004             2003
Assets:
Cash                                                                            $         50     $          50
Interest-bearing deposits in subsidiary bank                                           5,021            13,898
Receivable from subsidiary bank                                                          630               421
Investment securities:  Available-for-sale (amortized cost of $1,768 and
    $1,858 at December 31, 2004 and 2003, respectively)                                5,543             5,086
Investments in subsidiaries:
         Bank                                                                        187,733           176,150
         Non-bank                                                                     27,370            23,662
Other assets                                                                           1,085             4,840
---------------------------------------------------------------------------------------------------------------
             Total assets                                                       $    227,432     $     224,107
===============================================================================================================

Liabilities:
Accrued expenses and other liabilities                                          $      5,562     $       5,131
Dividends payable                                                                      1,889             1,919
Long-term borrowings                                                                  15,300            17,000

Junior subordinated debentures held by subsidiary trusts                              29,263            29,177
---------------------------------------------------------------------------------------------------------------
            Total liabilities                                                         52,014            53,227
---------------------------------------------------------------------------------------------------------------

Stockholders' equity                                                                 175,418           170,880
---------------------------------------------------------------------------------------------------------------
            Total liabilities and stockholders' equity                          $    227,432     $     224,107
===============================================================================================================



  Consolidated Statements of Income

                                                                                        Year ended December 31,
(Dollars in Thousands)                                                           2004             2003            2002
Income:
Dividends from subsidiary bank                                               $    24,500     $     17,750    $     10,200
Interest                                                                             166              221             389
Rental income from subsidiaries                                                       55               55              55
Other                                                                                 34               41             831
--------------------------------------------------------------------------------------------------------------------------
     Total income                                                                 24,755           18,067          11,475
--------------------------------------------------------------------------------------------------------------------------

Expenses:
Interest expense on junior subordinated notes held by subsidiary trusts            2,441            2,429           2,420
Intercompany management fees                                                         685              576             520
Interest                                                                             483              474             361
Other                                                                                836              677             458
--------------------------------------------------------------------------------------------------------------------------
     Total expenses                                                                4,445            4,156           3,759
--------------------------------------------------------------------------------------------------------------------------

Income before federal income taxes and equity in undistributed earnings of
    (excess dividends from) subsidiaries                                          20,310           13,911           7,716
Applicable income tax benefit                                                     (1,322)          (1,285)           (700)
(Excess dividends from) equity in undistributed earnings of subsidiaries          (3,357)           1,058          10,336
--------------------------------------------------------------------------------------------------------------------------
            Net income                                                       $    18,275     $     16,254    $     18,752
==========================================================================================================================



Statements of Cash Flows


                                                                                        Year ended December 31,
(Dollars in Thousands)                                                              2004            2003             2002
Cash flows from operating activities:
Net income                                                                   $    18,275     $    16,254     $     18,752
Adjustment to reconcile net income to cash provided by operations:
    Amortization and depreciation                                                     32              35               48
    Excess dividends from (equity in undistributed earnings of) subsidiaries       3,357          (1,058)         (10,336)
    Other, net                                                                     2,058          (1,264)             920
--------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                               23,722          13,967            9,384
--------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Net proceeds from sales and maturity (purchases) investment securities                90          (1,603)           1,102
Net expenditures for premises and equipment                                            -               -              (18)
Investment in subsidiaries                                                        (4,095)        (17,475)         (21,521)
Acquisitions, net of cash received                                                (6,948)        (15,683)               -
Investment in tax credit funds                                                         -               -           (1,315)
--------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                  (10,953)        (34,761)         (21,752)
--------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from issuance of Trust Preferred Securities                                   -               -            7,000
Repurchase of Trust Preferred Securities                                               -               -           (6,150)
(Payments on) proceeds from short-term borrowings                                      -         (17,000)          17,000
Net (payments on) proceeds from long-term borrowings                              (1,700)         15,500             (300)
Purchase of treasury stock                                                       (13,709)         (4,092)            (244)
Change in receivable from subsidiary                                                (209)           (212)           1,570
Proceeds from issuance of common stock                                             1,118           5,582           33,230
Cash dividends paid                                                               (7,146)         (5,704)          (4,177)
--------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by financing activities                    (21,646)         (5,926)          47,929
--------------------------------------------------------------------------------------------------------------------------
          Net (decrease) increase in cash                                         (8,877)        (26,720)          35,561
Cash and cash equivalents at the beginning of the year                            13,948          40,668            5,107
--------------------------------------------------------------------------------------------------------------------------
          Cash and cash equivalents at the end of the year                   $     5,071     $    13,948     $     40,668
==========================================================================================================================
Supplemental cash flow information:
    Interest paid                                                            $       478     $       486     $        331
--------------------------------------------------------------------------------------------------------------------------


18.  Summarized Quarterly Information (Unaudited):
      A summary of selected quarterly financial information for 2004 and 2003 follows:

(Dollars in Thousands, except Per Share Data)                                 2004

                                                  First              Second            Third             Fourth
                                                 Quarter            Quarter           Quarter            Quarter
Interest income                              $       21,586     $       21,145    $       21,850     $      22,449
Interest expense                                      8,038              8,448             8,959             9,715
Net interest income                                  13,548             12,697            12,891            12,734
Provision for loan losses                               794                616               605               531
Net gain (loss) on securities transactions               32                  5                (7)           (3,070)
Net gain (loss) on asset disposals                       30                 17               (25)             (141)
Other income                                          4,825              6,245             7,248             7,049
Intangible asset amortization                           401                526               635               657
Other expenses                                        9,889             11,005            11,909            12,176
Income tax expense                                    1,985              1,764             1,820               490
Net income                                            5,366              5,053             5,138             2,718
Earnings per share:
   Basic                                               0.51               0.48              0.49              0.26
   Diluted                                   $         0.50     $         0.47    $         0.48     $        0.26
Weighted-average shares outstanding:
   Basic                                         10,560,241         10,603,510        10,524,304        10,430,408
   Diluted                                       10,808,007         10,766,289        10,669,798        10,595,211

                                                                              2003
                                                  First              Second            Third             Fourth
                                                 Quarter            Quarter           Quarter            Quarter
Interest income                              $       22,777     $       23,492    $       23,550     $      21,836
Interest expense                                      9,719              9,915             9,465             8,951
Net interest income                                  13,058             13,577            14,085            12,885
Provision for loan losses                               831                935               920               915
Net gain (loss) on securities transactions                2                (29)                2            (1,880)
Net (loss) gain on asset disposals                       (2)              (236)                9              (32)
Gain on sale of credit card portfolio                     -                  -                 -             1,423
Mortgage banking income                                 230                337               400               385
Other income                                          3,705              4,210             4,641             4,373
Intangible asset amortization                           201                271               551               470
Long-term debt prepayment penalties                       -                 41                 -             6,817
Other expenses                                        8,918              9,146             9,448            10,040
Income tax expense (benefit)                          2,029              2,027             2,278              (949)
Net income                                            5,014              5,439             5,940              (139)
Earnings per share:
   Basic                                               0.50               0.52              0.56             (0.01)
   Diluted                                   $         0.49     $         0.51    $         0.55     $       (0.01)
Weighted-average shares outstanding:
   Basic                                         10,056,615         10,400,673        10,653,999        10,614,989
   Diluted                                       10,255,705         10,598,820        10,896,461        10,874,876


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information concerning (a) directors of Peoples Bancorp Inc. ("Peoples"),
(b) the Board of Directors' determination that Peoples has an "audit committee financial expert" serving on its Audit Committee, (c) the Audit Committee of Peoples' Board of Directors and (d) the procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors required by Item 401 of Regulation S-K is included in the section captioned "ELECTION OF DIRECTORS" on pages 7 through 10 of the definitive Proxy Statement of Peoples Bancorp Inc. relating to the Annual Meeting of Shareholders to be held April 14, 2005 ("Peoples' Definitive Proxy Statement"), which section is incorporated herein by reference.

The information regarding Peoples' executive officers required by Item 401 is included under Part I of this Form 10-K in the section captioned "Executive Officers Of The Registrant".

The information required by Item 405 of Regulation S-K is included under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 6 of Peoples' Definitive Proxy Statement, which section is incorporated herein by reference.

The Board of Directors of Peoples has adopted charters for each of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee.

In accordance with the requirements of Rule 4350(n) of The NASDAQ Stock Market, Inc. Corporate Governance Rules, the Board of Directors of Peoples has adopted a Code of Ethics covering the directors, officers and employees of Peoples and its affiliates, including, without limitation, the principal executive officer, the principal financial officer and the controller (principal accounting officer) of Peoples. Peoples intends to disclose the following on the "Corporate Governance and Code of Ethics and Ethics Hotline" page of its Internet website within four business days following their occurrence:

      (A) the date and nature of any amendment to a provision of its Code of Ethics that

            (i) applies to the principal executive officer, principal financial officer, principal accounting officer or controller of Peoples, or persons performing similar functions,

            (ii) relates to any element of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and

      (B) a description (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver) of any waiver, including an implicit waiver, from a provision of the Code of Ethics to the principal executive officer, principal financial officer, principal accounting officer or controller of Peoples, or persons performing similar functions, that relates to one or more of the elements of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K.

Each of the Code of Ethics, the Audit Committee Charter, the Governance and Nominating Committee Charter and the Compensation Committee Charter is posted on the "Corporate Governance and Code of Ethics and Ethics Hotline" page of Peoples' Internet website at www.peoplesbancorp.com. Interested persons may also obtain copies of the Code of Ethics without charge by writing to Peoples Bancorp Inc., Attention: Corporate Secretary, 138 Putnam Street, P.O. Box 738, Marietta, Ohio 45750-0738.


ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 is included in the section captioned "Compensation Committee Interlocks and Insider Participation" on page 18 of Peoples' Definitive Proxy Statement and the section captioned "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" on pages 19 through 24 of Peoples' Definitive Proxy Statement, which sections are incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of SEC Regulation S-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 regarding the security ownership of certain beneficial owners and management is included in the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 3 through 6 of Peoples' Definitive Proxy Statement, which section is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION
The table below provides information as of December 31, 2004, with respect to compensation plans under which common shares of Peoples are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services. These compensation plans include:

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


                                                                                                  (c)
                                                                                        Number of common shares
                                                    (a)                                  remaining available for
                                             Number of common          (b)               future issuance under
                                            shares to be issued    Weighted-average       equity compensation
                                             upon exercise of      exercise price of    plans (excluding common
                                           outstanding options,  outstanding options,     shares reflected in
Plan Category                               warrants and rights   warrants and rights         column (a))
Equity compensation plans approved by
shareholders                                     610,655(1)            $19.11(2)             373,266(3)
Equity compensations plans not approved
by shareholders                                         -                    -                      -
---------------------------------------------------------------------------------------------------------------
Total                                            610,655               $19.11                373,266
===============================================================================================================

      (1) Includes an aggregate of 545,882 common shares issuable upon exercise of options granted under the 1993 Plan, the 1995 Plan, the 1998 Plan and the 2002 Plan and 64,773 common shares credited to participants' accounts under the Deferred Compensation Plan.
      (2) Represents weighted-average exercise price of outstanding options under the 1993 Plan, the 1995 Plan, the 1998 Plan and the 2002 Plan.
      (3) Includes 25,016 common shares, 24,747 common shares, 290,647 common shares and 32,856 common shares remaining available for issuance under the 1995 Plan, the 1998 Plan, the 2002 Plan and the Deferred Compensation Plan, respectively, at December 31, 2004. No common shares were available for issuance under the 1993 Plan at December 31, 2004.

Additional information regarding Peoples' stock option plans can be found in
Note 16 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item 13 is included in the section captioned "TRANSACTIONS INVOLVING MANAGEMENT" on pages 6 and 7 of Peoples' Definitive Proxy Statement, the section captioned "ELECTION OF DIRECTORS" on pages 7 through 10 of Peoples' Definitive Proxy Statement and the section captioned "Compensation Committee Interlocks and Insider Participation" on page 18 of Peoples' Definitive Proxy Statement, which sections are incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is included in the section captioned "AUDIT COMMITTEE MATTERS-Pre-Approval Policy" and "AUDIT COMMITTEE MATTERS-Services of the Independent Registered Public Accounting Firm" on pages 27 and 28 of Peoples' Definitive Proxy Statement, which sections are incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

   (a)(1) Financial Statements:
          --------------------
             The following consolidated financial statements of Peoples Bancorp Inc. and subsidiaries are included in Item 8:


                                                                                                                      Page
              Report of Independent Registered Public Accounting Firm (Ernst & Young LLP) on Consolidated
                  Financials Statements                                                                                43
              Consolidated Balance Sheets as of December 31, 2004 and 2003                                             44
              Consolidated Statements of Income for each of the three years ended December 31, 2004                    45
              Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2004      46
              Consolidated Statements of Comprehensive Income for each of the three years ended
                  December 31, 2004                                                                                    46
              Consolidated Statements of Cash Flows for each of the three years ended December 31, 2004                47
              Notes to the Consolidated Financial Statements                                                           48
              Peoples Bancorp Inc. (Parent Company Only Financial Information is included in Note 17 of the
                  Notes to the Consolidated Financial Statements)                                                      67

    (a)(2) Financial Statement Schedules
           -----------------------------
              All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (a)(3) Exhibits
           --------
              Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated herein by reference. For a list of such exhibits, see "Exhibit Index" beginning at page 75. The Exhibit Index specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

    (b)    Exhibits
           --------
              Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated herein by reference. For a list of such exhibits, see "Exhibit Index" beginning at page 75.

    (c)    Financial Statement Schedules
           -----------------------------
              None.

                                        SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEOPLES BANCORP INC.

Date:  March 10, 2005           By: /s/ ROBERT E. EVANS
                                        --------------------------------------
                                        Robert E. Evans, Chairman of the Board
                                        and
                                        Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                Signatures                                        Title                                 Date

/s/ ROBERT E. EVANS                          Chairman of the Board, Chief Executive       March 10, 2005
-------------------------------------------  Officer and Director                         --------------------
Robert E. Evans                              (Principal Executive Officer)

/s/ MARK F. BRADLEY                          President, Chief Operating Officer           March 10, 2005
-------------------------------------------  and Director                                 --------------------
Mark F. Bradley

/s/ JOHN W. CONLON                           Chief Financial Officer and Treasurer        March 10, 2005
-------------------------------------------  (Principal Financial Officer)                --------------------
John W. Conlon

/s/ DONALD J. LANDERS, JR.                   Controller and Chief Accounting Officer      March 10, 2005
-------------------------------------------  (Principal Accounting Officer)               --------------------
Donald J. Landers, Jr.

/s/ CARL L. BAKER, JR.                       Director                                     March 10, 2005
-------------------------------------------                                               --------------------
Carl L. Baker, Jr.

/s/ GEORGE W. BROUGHTON                      Director                                     March 10, 2005
-------------------------------------------                                               --------------------
George W. Broughton

/s/ FRANK L. CHRISTY                         Director                                     March 10, 2005
-------------------------------------------                                               --------------------
Frank L. Christy

/s/ WILFORD D. DIMIT                         Director                                     March 10, 2005
-------------------------------------------                                               --------------------
Wilford D. Dimit

/s/ RICHARD FERGUSON                         Director                                     March 10, 2005
-------------------------------------------                                               --------------------
Richard Ferguson

/s/ ROBERT W. PRICE                          Director                                     March 10, 2005
-------------------------------------------                                               --------------------
Robert W. Price

/s/ THEODORE P. SAUBER                       Director                                     March 10, 2005
-------------------------------------------                                               --------------------
Theodore P. Sauber

/s/ PAUL T. THEISEN                          Director                                     March 10, 2005
-------------------------------------------                                               --------------------
Paul T. Theisen

/s/ JOSEPH H. WESEL                          Vice Chairman of the Board and               March 10, 2005
-------------------------------------------  Leadership Director                          --------------------
Joseph H. Wesel

/s/ THOMAS J. WOLF                           Director                                     March 10, 2005
-------------------------------------------                                               --------------------
Thomas J. Wolf


                                  EXHIBIT INDEX


                 PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2004


 Exhibit
  Number                         Description                                            Exhibit Location
----------- -------------------------------------------------------  -------------------------------------------------------

   2(a)      Agreement and Plan of Merger, dated as of November       Incorporated herein by reference to Exhibit 2.1 to
             29, 2002, by and between Peoples Bancorp Inc.            Pre-Effective Amendment No. 1 to Peoples'
             ("Peoples") and Kentucky Bancshares Incorporated, as     Registration Statement on Form S-4 (Registration No.
             amended March 6, 2003 (excluding schedules).             333-103670) filed March 27, 2003.

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

 3(a)(1)     Amended Articles of Incorporation of Peoples Bancorp     Incorporated herein by reference to Exhibit 3(a) to
             Inc. (as filed with the Ohio Secretary of State on       Peoples' Registration Statement on Form 8-B filed
             May 3, 1993).                                            July 20, 1993 (File No. 0-16772).

 3(a)(2)     Certificate of Amendment to the Amended Articles of      Incorporated herein by reference to Exhibit 3(a)(2)
             Incorporation of Peoples Bancorp Inc. (as filed with     to Peoples' Annual Report on Form 10-K for the
             the Ohio Secretary of State on April 22, 1994).          fiscal year ended December 31, 1997 (File No.
                                                                      0-16772) ( "Peoples' 1997 Form 10-K").

 3(a)(3)     Certificate of Amendment to the Amended Articles of      Incorporated herein by reference to Exhibit 3(a)(3)
             Incorporation of Peoples Bancorp Inc. (as filed with     to Peoples' 1997 Form 10-K.
             the Ohio Secretary of State on April 9, 1996).

 3(a)(4)     Certificate of Amendment to the Amended Articles of      Incorporated herein by reference to Exhibit 3(a) to
             Incorporation of Peoples Bancorp Inc. (as filed with     Peoples' Quarterly Report on Form 10-Q for the
             the Ohio Secretary of State on April 23, 2003).          quarterly period ended March 31, 2003 (File No.
                                                                      0-16772)("Peoples' March 31, 2003 Form 10-Q").

 3(a)(5)     Amended Articles of Incorporation of Peoples Bancorp     Incorporated herein by reference to Exhibit 3(b) to
             Inc. (reflecting amendments through April 23, 2005)      Peoples' March 31, 2003 Form 10-Q.
             [For SEC reporting compliance purposes only - not
             filed with Ohio Secretary of State].

 3(b)(1)     Code of Regulations of Peoples Bancorp Inc.              Incorporated herein by reference to Exhibit 3(b) to
                                                                      Peoples' Registration Statement on Form 8-B filed
                                                                      July 20, 1993 (File No. 0-16772).

 3(b)(2)     Certified Resolutions Regarding Adoption of              Incorporated herein by reference to Exhibit 3(c) to
             Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08,     Peoples' March 31, 2003 Form 10-Q.
             1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code
             of Regulations of Peoples Bancorp Inc. by
             shareholders on April 10, 2003

 3(b)(3)     Certified Resolutions Regarding Adoption of              Incorporated herein by reference to Exhibit 3(a) to
             Amendments to Article THREE of the Code of               Peoples' Quarterly Report on Form 10-Q for the
             Regulations of Peoples Bancorp Inc. by Shareholders      quarterly period ended March 31, 2004, filed on May
             on April 8, 2004.                                        10, 2004 (File No. 0-16772)("Peoples' March 31, 2004
                                                                      Form 10-Q").
 3(b)(4)     Code of Regulations of Peoples Bancorp Inc.              Incorporated herein by reference to Exhibit 3(b) to
             (reflecting amendments through April 8, 2004) [For       Peoples' March 31, 2004 Form 10-Q.
             SEC reporting compliance purposes only].

   4(a)      Agreement to furnish instruments and agreements          Filed herewith.
             defining rights of holders of long-term debt.

   4(b)      Indenture, dated as of April 20, 1999, between           Incorporated herein by reference to Exhibit 4.1 to
             Peoples Bancorp Inc. and Wilmington Trust Company,       the Registration Statement on Form S-4 (Registration
             as Debenture Trustee, relating to Junior                 No. 333-81251) filed on June 22, 1999 by Peoples
             Subordinated Deferrable Interest Debentures.             Bancorp Inc. and PEBO Capital Trust I ("Peoples'
                                                                      1999 Form S-4").

   4(c)      Amended and Restated Declaration of Trust of PEBO        Incorporated herein by reference to Exhibit 4.5 to
             Capital Trust I, dated as of April 20, 1999.             Peoples' 1999 Form S-4.

   4(d)      Series B Capital Securities Guarantee Agreement,         Incorporated herein by reference to Exhibit 4 (i) of
             dated as of September 23, 1999, between Peoples          Peoples' Annual Report on Form 10-K for the fiscal
             Bancorp Inc. and Wilmington Trust Company, as            year ended December 31, 1999.  (File No. 0-16772)
             Guarantee Trustee, relating to SeriesB 8.62%
             Capital Securities.

   4(e)      Indenture, dated as of April 10, 2002, between           Incorporated herein by reference to Exhibit 4.1 to
             Peoples Bancorp Inc. and Wilmington Trust Company,       Peoples' Quarterly Report on Form 10-Q for the
             as Trustee, relating to Floating Rate Junior             quarterly period ended September 30, 2002(File No.
             Subordinated Debt Securities due 2032.                   0-16772) ("Peoples' September 30, 2002 Form 10-Q").

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

   4(h)      Loan Agreement dated as of June 12, 2003, by and         Incorporated herein by reference to Exhibit 10(a) to
             between Peoples Bancorp Inc. and First Tennessee         Peoples' Quarterly Report on Form 10-Q for the
             Bank National Association.                               quarterly period ended June 30, 2003 (File No.
                                                                      0-16772) (the "June 30, 2003 Form 10-Q").

   4(i)      Promissory note executed by Peoples Bancorp Inc., as     Incorporated herein by reference to Exhibit 10(b) to
             Maker in the principal amount of $17,000,000 dated       Peoples' June 30, 2003 Form 10-Q.
             June 12, 2003.

   4(j)      Commercial Pledge Agreement dated as of June 12,         Incorporated herein by reference to Exhibit 10(c) to
             2003, by and between Peoples Bancorp Inc. and First      Peoples' June 30, 2003 Form 10-Q.
             Tennessee Bank National Association.
   4(k)      Registration Rights Agreement, dated as of April 30,     Incorporated herein by reference to Exhibit 4.1 to
             2004, among Putnam Agency, Inc.; Thomas G. Chaffin,      Peoples' Registration Statement on Form S-3
             Dana N. Conley, Charles R. Lowe, Clarence C. Massey,     (Registration No. 333-116683) filed on June 21, 2004
             Laura A. Morris, Thomas E. Phipps, Donald H. Putnam,     ("Peoples' 2004 Form S-3").
             Jr. and Donald H. Putnam, Jr. Trustee U/A DTD May 7,
             1993, FBO Donald H. Putnam, Jr. Revocable Trust and
             Erland P. Stevens, Jr., the shareholders of Putnam
             Agency, Inc.; and Peoples Bancorp Inc.

   4(l)      Registration Rights Agreement, dated as of May 28,       Incorporated herein by reference to Exhibit 4.2 to
             2004, among James Barengo, Randall T. Barengo and        Peoples  2004 Form S-3.
             Peoples Bancorp Inc.

  10(a)      Deferred Compensation Agreement, dated November 18,      Incorporated herein by reference to Exhibit 6(g) to
             1976, between Robert E. Evans and The Peoples            Registration Statement No. 2-68524 on Form S-14 of
             Banking and Trust Company (now known as Peoples          Peoples Bancorp Inc., a Delaware corporation,
             Bank, National Association), as amended December 26,     Peoples' predecessor.
             1978 and March 22, 1979.*

 10(b)(1)    Peoples Bancorp Inc. Deferred Compensation Plan for      Incorporated herein by reference to Exhibit 10(a) of
             Directors of Peoples Bancorp Inc. and Subsidiaries       Peoples  Registration Statement on Form S-8 filed
             (Amended and Restated Effective January 2, 1998.)*       December 31, 1997 (Registration No. 333-43629).

 10(b)(2)    Amendment No. 1 to Peoples Bancorp Inc. Deferred         Incorporated herein by reference to Exhibit 10(b) of
             Compensation Plan for Directors of Peoples Bancorp       Peoples' Post-Effective Amendment No. 1 to Form S-8
             Inc. and Subsidiaries effective January 2, 1998.*        filed September 4, 1998 (Registration No. 333-43629).

  10(c)      Summary of the Performance Compensation Program for      Incorporated herein by reference to Exhibit 10(c) of
             Peoples Bancorp Inc. effective for calendar years        Peoples' Annual Report on Form 10-K for the fiscal
             beginning on or after January 1, 2002.*                  year ended December 31, 2003 (File No. 0-16772).

  10(d)      Amended and Restated Peoples Bancorp Inc. 1993 Stock     Incorporated herein by reference to Exhibit 4 of
             Option Plan.*                                            Peoples' Registration Statement on Form S-8 filed
                                                                      August 25, 1993 (Registration Statement No.
                                                                      33-67878).

  10(e)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(g) of
             with grant of non-qualified stock options under          Peoples' Annual Report on Form 10-K for the fiscal
             Amended and Restated Peoples Bancorp Inc. 1993 Stock     year ended December 31, 1995 (File No. 0-16772)
             Option Plan.*                                            ("Peoples' 1995 Form 10-K").

  10(f)      Form of Stock Option Agreement, dated May 20, 1993,      Incorporated herein by reference to Exhibit 10(h) of
             used in connection with grant of incentive stock         Peoples' 1995 Form 10-K.
             options under Amended and Restated Peoples Bancorp
             Inc. 1993 Stock Option Plan.*
----------------------------------------------------------------------------------------------------------------------------
*Management Compensation Plan
----------------------------------------------------------------------------------------------------------------------------
  10(g)      Form of Stock Option Agreement dated November 10,        Incorporated herein by reference to Exhibit 10(i) of
             1994, used in connection with grant of incentive         Peoples' 1995 Form 10-K.
             stock options under Peoples Bancorp Inc. Amended and
             Restated 1993 Stock Option Plan.*

  10(h)      Peoples Bancorp Inc. 1995 Stock Option Plan.*            Incorporated herein by reference to Exhibit 4 of
                                                                      Peoples' Form S-8 filed May 24, 1995 (Registration
                                                                      Statement No. 33-59569).

  10(i)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(k) of
             with grant of non-qualified stock options to             Peoples' 1995 Form 10-K.
             non-employee directors of Peoples under Peoples
             Bancorp Inc. 1995 Stock Option Plan.*

  10(j)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(l) of
             with grant of non-qualified stock options to             Peoples' 1995 Form 10-K.
             non-employee directors of Peoples' subsidiaries
             under Peoples Bancorp Inc. 1995 Stock Option Plan.*

  10(k)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(m) of
             with grant of incentive stock options under Peoples      Peoples' Annual Report on Form 10-K for the fiscal
             Bancorp Inc. 1995 Stock Option Plan.*                    year ended December 31, 1998 (File No. 0-16772)
                                                                      ("Peoples' 1998 Form 10-K").

  10(l)      Peoples Bancorp Inc. 1998 Stock Option Plan.*            Incorporated herein by reference to Exhibit 10 of
                                                                      Peoples' Form S-8 filed September 4, 1998
                                                                      (Registration Statement No. 333-62935).

  10(m)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(o) of
             with grant of non-qualified stock options to             Peoples' 1998 Form 10-K.
             non-employee directors of Peoples under Peoples
             Bancorp Inc. 1998 Stock Option Plan.*

  10(n)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(p) of
             with grant of non-qualified stock options to             Peoples' 1998 Form 10-K.
             consultants/advisors of Peoples under Peoples
             Bancorp Inc. 1998 Stock Option Plan.*

  10(o)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(o) of
             with grant of incentive stock options under Peoples      People' Annual Report on Form 10-K for the fiscal
             Bancorp Inc. 1998 Stock Option Plan.*                    year ended December 31, 1999(File No. 0-16772).

  10(p)      Peoples Bancorp Inc. 2002 Stock Option Plan.*            Incorporated herein by reference to Exhibit 10 of
                                                                      Peoples' Form S-8 filed April 15, 2002 (Registration
                                                                      Statement No. 333-86246).



----------------------------------------------------------------------------------------------------------------------------
*Management Compensation Plan
  10(q)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(r) to
             with grant of non-qualified stock options to             Annual Report on Form 10-K for the fiscal year ended
             directors of Peoples under Peoples Bancorp Inc. 2002     December 31, 2003 (File No. 0-16772)("Peoples' 2002
             Stock Option Plan.*                                      Form 10-K").

  10(r)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(s) to
             with grant of non-qualified stock options to             Peoples' 2002 Form 10-K.
             subsidiary directors of Peoples under Peoples
             Bancorp Inc. 2002 Stock Option Plan.*

  10(s)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(t) to
             with grant of non-qualified stock options to             Peoples' 2002 Form 10-K.
             employees of Peoples under Peoples Bancorp Inc. 2002
             Stock Option Plan.*

  10(t)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(u) to
             with grant of incentive stock options under Peoples      Peoples' 2002 Form 10-K.
             Bancorp Inc. 2002 Stock Option Plan.*

  10(u)      Form of Change in Control Agreement applicable to        Incorporated herein by reference to Exhibit 10(a) to
             Robert E. Evans and Mark F. Bradley*                     Peoples' Quarterly Report on Form 10-Q for the
                                                                      quarterly period ended September 30, 2004, filed
                                                                      November 8, 2004 (File No. 0-16772) (the "September
                                                                      30, 2004 Form 10-Q").

  10(v)      Form of Change in Control Agreement applicable to        Incorporated herein by reference to Exhibit 10(b) to
             David B. Baker, Larry E. Holdren, Carol A.               Peoples' September 30, 2004 Form 10-Q.
             Schneeberger and John W. Conlon*

  10(w)      Summary of Perquisites for Executive Officers of         Filed herewith.
             Peoples Bancorp Inc.

  10(x)      Summary of Base Salaries for Executive Officers of       Filed herewith.
             Peoples Bancorp Inc.

  10(y)      Summary of Cash Compensation for Directors of            Filed herewith.
             Peoples Bancorp Inc.

    12       Statements of Computation of Ratios.                     Filed herewith.

    21       Subsidiaries of Peoples Bancorp Inc.                     Filed herewith.

    23       Consent of Independent Registered Public Accounting      Filed herewith.
             Firm - Ernst & Young LLP.


----------------------------------------------------------------------------------------------------------------------------
*Management Compensation Plan
  31(a)      Certification Pursuant to Rule 13a-14(a)/15d-14(a)       Filed herewith.
             [Chairman of the Board and Chief Executive Officer]

  31(b)      Certification Pursuant to Rule 13a-14(a)/15d-14(a)       Filed herewith.
             [Chief Financial Officer and Treasurer]

  31(c)      Certification Pursuant to Rule 13a-14(a)/15d-14(a)       Filed herewith.
             [President and Chief Operating Officer]

    32       Section 1350 Certifications                              Filed herewith.
