Form 10-Q
period 2005-03-31
PEOPLES BANCORP INC
filed 2005-05-09
CIK 318300

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2005
                                       OR
  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                   31-0987416
                 ----------------------------------------------
                      (I.R.S. Employer Identification No.)


138 Putnam Street, P. O. Box 738, Marietta, Ohio           45750
------------------------------------------------     ----------------
    (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:  (740) 373-3155
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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, at May 5, 2005: 10,405,462 common shares, without par value.



                        Exhibit Index Appears on Page 33

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands)
                                                                                           March 31,             December 31,
                                                                                             2005                    2004
Assets
Cash and cash equivalents:
     Cash and due from banks                                                          $          30,556      $          30,670
     Interest-bearing deposits in other banks                                                     1,189                    779
     Federal funds sold                                                                           2,600                      -
-------------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                        34,345                 31,449
-------------------------------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized
   cost of $591,313 at March 31, 2005 and $594,457 at December 31, 2004)                        592,692                602,364
-------------------------------------------------------------------------------------------------------------------------------

Loans, net of deferred fees and costs                                                         1,013,000              1,023,058
Allowance for loan losses                                                                       (15,202)               (14,760)
-------------------------------------------------------------------------------------------------------------------------------
          Net loans                                                                             997,798              1,008,298
-------------------------------------------------------------------------------------------------------------------------------

Loans held for sale                                                                               1,147                    612
Bank premises and equipment, net                                                                 22,126                 22,640
Business owned life insurance                                                                    45,707                 45,253
Goodwill                                                                                         58,886                 59,096
Other intangible assets                                                                          11,446                 12,022
Other assets                                                                                     27,482                 27,352
-------------------------------------------------------------------------------------------------------------------------------
               Total assets                                                           $       1,791,629      $       1,809,086
===============================================================================================================================

Liabilities
Deposits:
     Non-interest-bearing                                                             $         157,087      $         152,979
     Interest-bearing                                                                           946,046                916,442
-------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                      1,103,133              1,069,421
-------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings                                                                            83,724                 51,895
Long-term borrowings                                                                            386,641                464,864
Junior subordinated notes held by subsidiary trusts                                              29,285                 29,263
Accrued expenses and other liabilities                                                           16,208                 18,225
-------------------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                              1,618,991              1,633,668
-------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
Common stock, no par value, 24,000,000 shares authorized,
       10,855,010 shares issued at March 31, 2005 and 10,850,641 shares issued
       at December 31, 2004, including shares in treasury                                       162,277                162,284
Retained earnings                                                                                21,145                 18,442
Accumulated comprehensive income, net of deferred income taxes                                      734                  4,958
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                184,156                185,684
Treasury stock, at cost, 461,131 shares at March 31, 2005 and 415,539 shares

       at December 31, 2004                                                                     (11,518)               (10,266)
-------------------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                                       172,638                175,418
-------------------------------------------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity                             $       1,791,629      $       1,809,086
===============================================================================================================================

See notes to the consolidated unaudited financial statements



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in thousands, except per share data)                                                 For the Three Months
                                                                                                 Ended March 31,
                                                                                              2005                2004
Interest Income:
  Interest on taxable investment securities                                                       5,659               6,171
  Interest on tax-exempt investment securities                                                      676                 711
  Other interest income                                                                              12                  60
----------------------------------------------------------------------------------------------------------------------------
     Total interest income                                                                       22,643              21,586
----------------------------------------------------------------------------------------------------------------------------
Interest Expense:
  Interest on deposits                                                                            5,105               3,800
  Interest on short-term borrowings                                                                 546                 277
  Interest on long-term borrowings                                                                3,682               3,378
  Interest on junior subordinated notes held by subsidiary trusts                                   598                 583
----------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                                       9,931               8,038
----------------------------------------------------------------------------------------------------------------------------
         Net interest income                                                                     12,712              13,548
Provision for loan losses                                                                           941                 794
----------------------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses                                     11,771              12,754
----------------------------------------------------------------------------------------------------------------------------
Other Income:
  Investment and insurance commissions                                                            2,654                 299
  Service charges on deposit accounts                                                             2,274               2,253
  Income from fiduciary activities                                                                  757                 774
  Electronic banking income                                                                         647                 523
  Business owned life insurance                                                                     454                 416
  Gain on securities transactions                                                                   233                  32
  Mortgage banking income                                                                           117                 199
  Other                                                                                             232                 391
----------------------------------------------------------------------------------------------------------------------------
         Total other income                                                                       7,368               4,887
----------------------------------------------------------------------------------------------------------------------------
Other Expenses:
  Salaries and employee benefits                                                                  6,686               5,389
  Net occupancy and equipment                                                                     1,289               1,221
  Amortization of other intangible assets                                                           688                 401
  Professional fees                                                                                 665                 456
  Data processing and software                                                                      461                 472
  Franchise tax                                                                                     411                 341
  Marketing                                                                                         381                 108
  Other                                                                                           2,166               1,902
----------------------------------------------------------------------------------------------------------------------------
         Total other expenses                                                                    12,747              10,290
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                        6,392               7,351
Income taxes                                                                                      1,700               1,985
----------------------------------------------------------------------------------------------------------------------------
Net income                                                                              $         4,692     $         5,366
============================================================================================================================

Earnings per share:
  Basic                                                                                 $          0.45     $          0.51
----------------------------------------------------------------------------------------------------------------------------
  Diluted                                                                               $          0.44     $          0.50
----------------------------------------------------------------------------------------------------------------------------

Weighted-average number of shares outstanding:
  Basic                                                                                      10,419,189          10,560,241
----------------------------------------------------------------------------------------------------------------------------
  Diluted                                                                                    10,558,003          10,808,007
----------------------------------------------------------------------------------------------------------------------------

Cash dividends declared                                                                 $         1,989     $         1,900
----------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                                                       $          0.19     $          0.18
----------------------------------------------------------------------------------------------------------------------------

See notes to the consolidated unaudited financial statements


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Dollars in Thousands, except Per Share Data)                                                Accumulated
                                                       Common Stock            Retained     Comprehensive     Treasury
                                                   Shares         Amount       Earnings        Income          Stock          Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                       10,850,641   $   162,284  $    18,442   $     4,958    $   (10,266)   $   175,418
===================================================================================================================================
Net income                                                                       4,692                                       4,692
Other comprehensive income, net of tax                                                        (4,224)                       (4,224)
Cash dividends declared of $0.19 per share                                      (1,989)                                     (1,989)
Purchase of treasury stock, 61,404 shares                                                                     (1,644)       (1,644)
Exercise of common stock options (reissued
   15,812 treasury shares)                                           (200)                                       392           192
Tax benefit from exercise of stock options                             73                                                       73
Issuance of common stock under dividend
   reinvestment plan                                  4,369           120                                                      120
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2005                          10,855,010   $   162,277  $    21,145   $       734    $    (11,518)  $   172,638
===================================================================================================================================



                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)                                                                           For the Three Months
                                                                                                    Ended March 31,
                                                                                                     2005        2004
Net income                                                                                       $    4,692  $    5,366
Other comprehensive income (loss):
   Unrealized (loss) gain on available-for-sale securities arising in the period                     (6,295)      7,220
   Less: reclassification adjustment for net securities gains included in net income                    233          32
   Unrealized gain on cash flow hedge derivatives arising in the period                                  30           4
------------------------------------------------------------------------------------------------------------------------
     Total other comprehensive (loss) income                                                         (6,498)      7,192
      Income tax benefit (expense)                                                                    2,274      (2,517)
------------------------------------------------------------------------------------------------------------------------
         Total other comprehensive (loss) income, net of tax                                         (4,224)      4,675
------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                       $      468  $   10,041
------------------------------------------------------------------------------------------------------------------------


See notes to the consolidated unaudited financial statements


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                                                  For the Three Months
                                                                                          Ended March 31,
                                                                                      2005                  2004
Net cash provided by operating activities                                       $       19,372        $        8,053


Cash flows from investing activities:
     Purchases of available-for-sale securities                                        (25,840)              (41,330)
     Proceeds from sales of available-for-sale securities                                  593                 2,065
     Proceeds from maturities of available-for-sale securities                          28,281                29,859
     Net (increase) decrease in loans                                                   (1,980)                3,530
     Net expenditures for premises and equipment                                          (550)                 (580)
     Net proceeds (expenditures) from sales of other real estate owned                     266                   (74)
     Investment in business owned life insurance                                             -               (20,000)
     Investment in limited partnership and tax credit funds                             (1,519)                 (760)
---------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                                   (749)              (27,290)


Cash flows from financing activities:
     Net increase in non-interest-bearing deposits                                       4,108                   575
     Net decrease in interest-bearing deposits                                          29,780                   919
     Net increase (decrease) in short-term borrowings                                   31,829               (21,439)
     Proceeds from long-term borrowings                                                      -                 5,000
     Payments on long-term borrowings                                                  (78,222)               (2,650)
     Cash dividends paid                                                                (1,770)               (1,797)
     Purchase of treasury stock                                                         (1,644)               (4,146)
     Proceeds from issuance of common stock                                                192                   209
---------------------------------------------------------------------------------------------------------------------
                  Net cash used in financing activities                                (15,727)              (23,329)
---------------------------------------------------------------------------------------------------------------------
                  Net increase (decrease) in cash and cash equivalents                   2,896               (42,566)
Cash and cash equivalents at beginning of period                                        31,449                73,426
---------------------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                    $       34,345        $       30,860
=====================================================================================================================


Supplemental cash flow information:
     Interest paid                                                              $       10,043        $        7,982
---------------------------------------------------------------------------------------------------------------------

 See notes to the consolidated unaudited financial statements

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. Basis of Presentation
   ---------------------
    The accounting and reporting policies of Peoples Bancorp Inc. ("Peoples Bancorp") and Subsidiaries (collectively, "Peoples") conform to accounting principles generally accepted in the United States and to general practices within the financial services industry. Peoples considers all of its principal activities to be financial services related. The accompanying unaudited consolidated financial statements of Peoples reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. To conform to the 2005 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income or stockholders' equity. Results of operation for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

    Certain information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet at December 31, 2004 contained herein has been derived from the audited balance sheet included in Peoples Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 ("2004 Form 10-K"). These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2004 Form 10-K.

    The consolidated financial statements include the accounts of Peoples Bancorp and its consolidated subsidiaries, Peoples Bank, National Association ("Peoples Bank") and Peoples Investment Company, along with their wholly-owned subsidiaries. Peoples Bancorp has two statutory business trusts that are variable interest entities for which Peoples Bancorp is not the primary beneficiary. As a result, the accounts of these trusts are not included in Peoples' consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.


2. New Accounting Pronouncements:
   ------------------------------
    On December 16, 2004, the FASB issued a revision of Statement No. 123, "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires the compensation cost relating to share-based payment transactions to be recognized in financial statements based on the fair value of the equity or liability instruments issued. SFAS 123(R) replaces SFAS 123 and supercedes APB 25. SFAS 123 (R) was originally effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 15, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amends the compliance date for SFAS 123 (R) to allow public companies that do not file as small business issuers to implement SFAS 123 (R) at the beginning of their next fiscal year that begins after June 15, 2005. For Peoples, SFAS 123(R) now becomes effective for the year beginning January 1, 2006.


3. Stock-Based Compensation:
   -------------------------
    Peoples accounts for stock-based compensation using the intrinsic value method. Under the provisions of the stock option plans, the option price per share granted cannot be less than the fair market value of the underlying common shares on the date of grant. As a result, Peoples does not recognize any stock-based employee compensation expense in net income. The following table illustrates the effect on net income and earnings per share had Peoples applied fair value recognition to stock-based employee compensation, assuming the estimated fair value of the options as of the grant date is amortized to expense over the vesting period:


          (Dollars in Thousands, except Per Share Data)              Three Months Ended
                                                                         March 31,
                                                                     2005          2004
          Net income, as reported                                $   4,692     $   5,366
          Deduct: stock-based compensation expense determined
               under fair value based method, net of tax               145           134
          -------------------------------------------------------------------------------
          Pro forma net income                                   $   4,547     $   5,232
          -------------------------------------------------------------------------------



          Basic Earnings Per Share:
               As reported                                       $    0.45     $    0.51
          -------------------------------------------------------------------------------
               Pro forma                                         $    0.44     $    0.50
          -------------------------------------------------------------------------------

          Diluted Earnings Per Share:
               As reported                                       $    0.44     $    0.50
          -------------------------------------------------------------------------------
               Pro forma                                         $    0.43     $    0.48
          -------------------------------------------------------------------------------

    The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                           2005        2004
Risk-free interest rate                                       4.44%       3.65%
Dividend yield                                                2.75%       2.47%
Volatility factor of the market price of parent stock         27.8%       29.8%
Weighted-average expected life of options                 7.4 years   7.0 years


4. Employee Benefit Plans:
   -----------------------
    Components of Net Periodic Benefit Costs
    ----------------------------------------
    Peoples Bancorp sponsors a noncontributory defined benefit pension plan and a contributory postretirement benefit plan. The following table details the components of the net periodic benefit cost for both plans:

                                                 Pension Benefits       Postretirement Benefits
                                              ------------------------  -------------------------
                                                Three Months Ended         Three Months Ended
                                                     March 31,                 March 31,
         (Dollars in Thousands)                     2005         2004         2005          2004
         Service cost                          $     232   $      212    $       -    $        -
         Interest cost                               207          185            9             9
         Expected return on plan assets             (279)        (227)           -             -
         Amortization of transition asset              -            -            -             -
         Amortization of prior service cost            1            1            3             3
         Amortization of net loss                     62           44            3             -
         ----------------------------------------------------------------------------------------
         Net periodic benefit cost             $     223   $      215    $      15    $       12
         ========================================================================================


    Employer Contributions
    ----------------------
    Through March 31, 2005, Peoples Bancorp had not made any contributions to its defined benefit pension plan for the current year. Peoples anticipates contributing $1.5 million to its pension plan in 2005; however, actual contributions are made at the discretion of the Retirement Plan Committee and Peoples Bancorp's Board of Directors.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows:

                                                                                     At or For the Three
                                                                                   Months Ended March 31,
SIGNIFICANT RATIOS                                                                 2005               2004
Return on average equity                                                             10.85 %            12.50 %
Return on average assets                                                              1.05 %             1.25 %
Net interest margin (a)                                                               3.27 %             3.56 %
Non-interest income leverage ratio (b)                                               59.10 %            46.67 %
Efficiency ratio (c)                                                                 59.60 %            53.24 %
Average stockholders' equity to average assets                                        9.69 %             9.97 %
Average loans to average deposits                                                    94.34 %            88.54 %
Cash dividends to net income                                                         42.39 %            35.41 %
-----------------------------------------------------------------------------------------------------------------

ASSET QUALITY RATIOS (end of period)
Nonperforming loans as a percent of total loans (d)                                   0.72 %             0.76 %
Nonperforming assets as a percent of total assets (e)                                 0.46 %             0.43 %
Allowance for loan losses to loans net of unearned interest                           1.50 %             1.62 %

-----------------------------------------------------------------------------------------------------------------

CAPITAL RATIOS (end of period)
Tier I capital ratio                                                                 11.16 %            13.79 %
Risk-based capital ratio                                                             12.52 %            15.19 %
Leverage ratio                                                                        7.60 %             8.80 %

-----------------------------------------------------------------------------------------------------------------

PER SHARE DATA
Earnings per share - basic                                                            0.45               0.51
Earnings per share - diluted                                                          0.44               0.50
Cash dividends declared per share                                                     0.19               0.18
Book value per share (end of period)                                                 16.61              16.70
Tangible book value per share (end of period) (f)                                     9.84              12.05
Weighted average shares outstanding - Basic                                     10,419,189         10,560,241
Weighted average shares outstanding - Diluted                                   10,558,003         10,808,007
Common shares outstanding at end of period                                      10,393,879         10,500,409
-----------------------------------------------------------------------------------------------------------------

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

Introduction
------------
The following discussion and analysis of the unaudited consolidated financial statements of Peoples is presented to provide insight into management's assessment of the financial condition and results of operations. Peoples Bancorp's primary subsidiaries are Peoples Bank, National Association ("Peoples Bank"), Peoples Investment Company, PEBO Capital Trust I and PEBO Capital Trust
II. Peoples Bank also operates Peoples Insurance Agency, Inc. ("Peoples Insurance"), PBNA L.L.C. and Peoples Loan Services, Inc. Peoples Investment Company also owns Peoples Capital Corporation.

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

This discussion and analysis should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004, and notes thereto, as well as the ratios, statistics and discussions contained elsewhere in this Form 10-Q. All share and per share information has been adjusted for stock dividends.

References will be found in this Form 10-Q to the following significant transactions that have impacted or are expected to impact Peoples' results of operations:

        o Peoples completed the acquisition of certain assets of, and assumed certain liabilities from, Putnam Agency, Inc. ("Putnam") on April 30, 2004 and the acquisition of Barengo Insurance Agency, Inc. ("Barengo") on May 28, 2004, (collectively, the "Insurance Agency Acquisitions"). In addition, Peoples Bank acquired two full-service banking offices in the Ashland, Kentucky area at the close of business on December 3, 2004 (the "Ashland Banking Acquisition"). In conjunction with the Ashland Banking Acquisition, Peoples Bank consolidated two of its existing offices in the Ashland area market into other Peoples Bank offices and closed one of the acquired offices.

        o On December 10, 2004, Peoples Bancorp announced the authorization to repurchase up to 525,000, or approximately 5%, of Peoples Bancorp's outstanding common shares in 2005 from time to time in open market or privately negotiated transactions (the "2005 Stock Repurchase Program"). Any repurchased common shares will be held as treasury shares and are anticipated to be used for future exercises of stock options granted under Peoples Bancorp's stock option plans, future issuances of common shares in connection with Peoples Bancorp's deferred compensation plans, and other general corporate purposes. Through March 31, 2005, Peoples Bancorp had repurchased a total of 59,700 common shares (or 11% of the total authorized) under the 2005 Stock Repurchase Program, at an average price of $26.78 per share.

The impact of these transactions, where significant, is discussed in the applicable sections of this management's discussion and analysis.


Critical Accounting Policies
----------------------------
The accounting and reporting policies of Peoples conform to generally accepted accounting principles in the United States ("US GAAP") and to general practices within the financial services industry. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples' consolidated financial statements and management's discussion and analysis.

Income Recognition
------------------
Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding, including yield adjustments resulting from the amortization of loan costs and premiums on investment securities and accretion of loan fees and discounts on investment securities. Since mortgage-backed securities comprise a sizable portion of Peoples' investment portfolio, a significant increase in principal payments on those securities could negatively impact interest income due to the corresponding acceleration of premium amortization.

In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, Peoples discontinues the accrual of interest. In addition, previously accrued interest deemed uncollectible that was recognized in income in the current year is reversed, while amounts recognized in income in the prior year are charged against the allowance for loan losses. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. A nonaccrual loan is restored to accrual status after appropriate review by lending and/or loan review personnel indicates the collectibility of the total contractual principal and interest is no longer considered doubtful.

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

There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses of $15.2 million at March 31, 2005, is adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans.

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be "other-than-temporary" results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management systematically evaluates Peoples' investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and Peoples' ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At March 31, 2005, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, additional charges to income could occur in future periods.

Goodwill and Other Intangible Assets
------------------------------------
Over the past several years, Peoples has grown through mergers and acquisitions accounted for under the purchase method of accounting. Under the purchase method, Peoples is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. At March 31, 2005, Peoples had $10.7 million of identifiable intangible assets acquired in acquisitions, subject to amortization, and $58.9 million of goodwill, not subject to periodic amortization.

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

Peoples has reviewed its recorded goodwill and concluded that no indicators of impairment exist as of March 31, 2005. However, future events could cause management to conclude that impairment indicators exist and re-evaluate goodwill. If such re-evaluation indicated impairment, Peoples would recognize the loss, if any. Any resulting impairment loss could have a material, adverse impact on Peoples' financial condition and results of operations.



                              RESULTS OF OPERATIONS


Overview of the Income Statement
--------------------------------
Net income totaled $4,692,000, or $0.44 per diluted share, in the first quarter of 2005, compared to $5,366,000, or $0.50 per diluted share, a year ago. Peoples' lower earnings were primarily attributable to reduced levels of net interest income, which offset increases in net revenues generated by acquisitions completed during 2004. Additionally, Peoples recorded increased provision for loan losses of $147,000 in the first quarter of 2005 compared to the same period in 2004, which contributed to the reduction in net income. Earnings in the first quarter of 2005 included the impact of some significant asset transactions, which resulted in a net pre-tax gain of $54,000. Peoples recognized a net gain on securities transactions and asset disposals of $241,000 ($157,000 after-tax), with nearly all of the gain resulting from the sale of an investment security due to the merger of the issuer with an unrelated company. This gain was largely offset by a net loss of $187,000 ($122,000 after-tax) on the sale of $11.6 million of long-term fixed-rated mortgage loans, acquired during the fourth quarter of 2004 as part of the Ashland Banking Acquisition. These loans were sold due to their associated interest rate risk in the current rate environment.

For the quarter ended March 31, 2005, net interest income totaled $12.7 million, down 6% compared to $13.5 million a year ago and unchanged from $12.7 million for the fourth quarter of 2004. The decline from 2004's first quarter was largely attributable to interest-bearing liabilities and their associated rates increasing more rapidly than earning asset balances and the yields earned on those assets due in part to conversion of earning assets to fund the purchase of business owned life insurance in early 2004, increased borrowings to support other non-earning assets and acquisitions and the impact of the flattening yield curve on new loan pricing and yields on securities reinvestments. Peoples' strategy to match fund selected long-term, adjustable rate commercial loans using borrowings with a similar interest rate risk profile also caused net interest margin to be less when compared to the first quarter of 2004. The combined effect of these factors caused net interest margin to compress to 3.27% in the first quarter of 2005, from 3.29% the prior quarter and 3.56% in the first quarter of 2004.

Other income was $7.4 million for the first quarter of 2005, up 51% from $4.9 million for the same period a year ago. This increase was primarily the result of the Insurance Agency Acquisitions, which accounted for $2.3 million of the increase. For the first three months of 2005, other expense totaled $12.7 million versus $10.3 million in 2004's first quarter, with operating expenses relating to the acquired insurance agencies accounting for $1.5 million, or 60%, of the increase. Other increased costs in the first quarter included salaries and benefits, professional fees and marketing costs. Compared to the fourth quarter of 2004, non-interest expense was down slightly in the first quarter of 2005.


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

Net interest income totaled $12,712,000 in the first quarter of 2005, down from $13,548,000 a year ago. Interest income totaled $22,643,000 for the three months ended March 31, 2005, up 5% compared to the same period last year primarily as a result of a modest increase in earning assets and a 16 basis point improvement in the yield on earning assets. The slight improvement in interest income was more than offset by increased interest expense during the first three months of 2005. Interest expense totaled $9,931,000 in the first quarter of 2005 versus $8,038,000 in 2004's first quarter, up 24%, reflecting higher deposit balances due to the Ashland Banking Acquisition and increased borrowings to support non-earning assets, coupled with an overall increase in Peoples' cost of funds. Compared to the fourth quarter of 2004, net interest income was virtually unchanged from $12,734,000, as increased interest expense was largely offset by higher levels of interest income.

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


                                                                Three Months Ended
                                                      March 31,    December 31,     March 31,
     (Dollars in thousands)                              2005           2004           2004
     Net interest income, as reported              $    12,712    $    12,734   $     13,548
     Taxable equivalent adjustments                        394            401            414
     ---------------------------------------------------------------------------------------
     Fully-tax equivalent net interest income      $    13,106    $    13,135   $     13,962
     ---------------------------------------------------------------------------------------
     Average earning assets                        $ 1,611,015    $ 1,601,388   $  1,575,126
     ---------------------------------------------------------------------------------------
     Net interest margin                                 3.27%          3.29%          3.56%
     ---------------------------------------------------------------------------------------

In recent periods, short-term interest rates have increased substantially while longer-term rates have risen only minimally. This flattening of the yield curve, coupled with intense competition for loans and deposits, has compressed net interest margin for most financial institutions, including Peoples, due to the cost of funds rising at a faster pace than the yield on earnings assets. In the first quarter of 2005, the FTE yield on earning assets was 5.76%, compared to 5.69% in the prior quarter and 5.60% in 2004's first quarter, while Peoples' cost of funds was 2.75%, 2.66% and 2.28% for the same periods, respectively.

Net loans comprise the largest portion of Peoples' earning assets, averaging $1.0 billion in the first quarter of 2005, up from $977.8 million in the prior quarter and $897.2 million in the first quarter of 2004. The FTE yield on net loans was 6.53% for the three months ended March 31, 2005, versus 6.43% and 6.57% for the fourth and first quarters of 2004, respectively. The Federal Reserve's action to increase interest rates has allowed loan yields to stabilize, although competition for commercial loans and prepayments of higher rate loans, primarily commercial loans, have tempered any improvement in loan yields due to these rate pressures.

Investment securities averaged $599.5 million in the first quarter of 2005, down from $619.0 million last quarter and $650.7 million a year ago, with FTE yields of 4.47%, 4.56% and 4.47%, respectively. The decrease in the average balance from a year ago is largely attributable to management using a portion of the principal runoff to manage liquidity, fund loan growth and for other corporate purposes. Management anticipates maintaining, or slightly growing, the investment portfolio in the remaining nine months of 2005, depending on loan growth and other corporate liquidity needs.

Peoples' interest-bearing liabilities averaged $1.46 billion in the first quarter of 2005 compared to $1.45 billion last quarter and $1.41 billion a year ago. Traditional deposits comprise the majority of Peoples' interest-bearing liabilities, averaging $929.7 million for the quarter ended March 31, 2005, compared to $890.6 million in the fourth quarter of 2004 and $894.8 million in 2004's first quarter. The higher volume of deposits was due primarily to deposits acquired in the Ashland Banking Acquisition and additional brokered deposits. For the quarter ended March 31, 2005, the cost of funds from interest-bearing deposits was 2.23%, up from 2.08% and 1.71% for the prior quarter and first quarter of 2004, respectively.

Peoples also utilizes a variety of borrowings as complementary funding sources to traditional deposits. For the three months ended March 31, 2005, total borrowed funds averaged $531.5 million compared to $557.7 million for the fourth quarter of 2004 and $520.0 million a year ago. The increase from 2004's first quarter average was the result of management using various borrowings to fund asset growth, while the decline from the prior quarter was due to an increase in funds, primarily from deposit growth, which allowed Peoples to reduce borrowings. Peoples' overall cost of borrowed funds increased to 3.66% from 3.57% last quarter and 3.25% in the first quarter of 2004.

Peoples' main source of borrowed funds is short- and long-term advances from the FHLB. Short-term FHLB borrowings averaged $76.5 million in the first quarter of 2005 compared to $86.5 million a year ago, with an average cost of 2.49% and 1.12% for the same periods, respectively. Long-term FHLB borrowings averaged $208.5 million in the first quarter of 2005, up from $154.1 million a year ago, with an average cost of 4.10% and 4.44% for the same periods, respectively. These changes in average balance and cost reflect management's continued use of FHLB borrowings, as deemed appropriate, to fund asset growth and manage interest rate sensitivity. Additionally, management in the second half of 2004 match-funded selected three- and five-year adjustable rate commercial loans using long-term FHLB advances with similar amortization and repricing characteristics.

Compared to the fourth quarter of 2004, average short-term FHLB borrowings grew $27.9 million, due in part to Peoples using short-term advances to reduce other borrowings during the first quarter, while long-term FHLB borrowings increased $2.5 million. Management intends to use longer-term borrowings, as appropriate, to lock in rates to hedge against rising interest rates. Additional information regarding Peoples' advances from the FHLB can be found later in this Discussion under the caption "Funding Sources".

In addition to FHLB borrowings, Peoples also accesses national market repurchase agreements to diversify funding sources. In the first quarter of 2005, wholesale market term repurchase agreements averaged $186.5 million compared to $241.0 million for the prior quarter and $216.3 million for the first quarter of 2004. The decrease in the first quarter of 2005 was attributable to Peoples repaying matured agreements using short-term FHLB advances, with rates similar to the matured agreements, rather than extending the terms of the agreements. The average cost of wholesale repurchase agreements was 3.04% in the first quarter of 2005, up from 2.87% and 2.86% for the fourth and first quarters of 2004, respectively.

As is the case with many financial institutions, the flattening yield curve in the first quarter of 2005 impacted new loan pricing and yields on securities reinvestments thereby limiting any improvement from the Federal Reserve's actions to raise interest rates. Management continues its efforts to position Peoples balance sheet for the expected increases in rates during the remaining nine months of 2005. Based on Peoples' interest rate risk position and asset-liability simulations at March 31, 2005, management believes additional interest rate increases could cause net interest income to increase modestly; however, certain actions, such as the match-funding of longer-term loan commitments, could mitigate any projected improvement. Peoples' net interest margin and income remain difficult to predict, and to manage, since changes in market interest rates and the timing of these changes remain uncertain and fierce competition for loans and deposits puts pricing pressure on both sides of the balance sheet.


Provision for Loan Losses
-------------------------
In the first quarter of 2005, Peoples' provision for loan losses was $941,000, up from $531,000 in the prior quarter and $794,000 a year ago. The higher provision was based on management's quarterly analysis of the adequacy of the allowance for loan losses and a specific provision of $500,000 for a group of loans that are part of a single commercial relationship management determined was impaired.

As Peoples Bancorp reported on its Current Report on Form 8-K filed May 3, 2005, the specific provision relates to a group of loans, with an aggregate principal balance of approximately $2.7 million, to two commonly controlled commercial borrowers. Management believes there is a reasonable likelihood the borrowers will be unable to meet the repayment terms of the loans, based in part on the fact the guarantors of the loans recently filed for personal bankruptcy. The level of the provision made in connection with these loans reflects the amount necessary to maintain the allowance for loan losses at an adequate level, based upon management's analysis of projected losses in its loan portfolio, with respect to loans held at March 31, 2005. Since this impairment was discovered in late April 2005, management is continuing to evaluate the financial condition of the borrowers and guarantors and the value of the collateral. Additional information regarding this relationship and its potential impact on Peoples' provision for loan losses can be found later in this discussion under the caption "Future Outlook".

When expressed as a percentage of average loans, the provision was 0.09% in the first quarter of 2005 compared to 0.05% in the fourth quarter of 2004 and 0.09% in the first quarter of 2004. Future provisions will continue to be based on management's quarterly procedural discipline described in the "Critical Accounting Policies" section of this discussion.


Non-Interest Income
-------------------
Peoples generates non-interest income from six primary sources: deposit account service charges, fiduciary activities, investment and insurance commissions, electronic banking ("e-banking"), mortgage banking and business owned life insurance ("BOLI"). In the first quarter of 2005, non-interest income was $7,368,000, up $2,481,000 (or 51%) from $4,887,000 a year ago. The Putnam and
Barengo divisions generated revenue of $2,322,000 in the first quarter of 2005, comprising most of the increase. Compared to the fourth quarter of 2004, non-interest income nearly doubled in the first quarter of 2005, due in large part to a net loss of $3,211,000 on securities transactions and asset disposals last quarter versus a net gain of $241,000 for the quarter ended March 31, 2005.

Insurance and investment commissions comprised the largest portion of non-interest income in the first quarter of 2005, due in part to Peoples' recognition of annual contingency income. For the three months ended March 31, 2005, insurance and investment commissions totaled $2,654,000, up from $2,153,000 and $299,000 in 2004's fourth and first quarters, respectively. The increase from a year ago was the result of the Insurance Agency Acquisitions in mid-2004, while contingency income accounted for $481,000 of the increase from the prior quarter. The following table details Peoples' insurance and investment commissions:

                                                 Three Months Ended
                                         March 31,  December 31,  March 31,
       (Dollars in thousands)               2005         2004         2004
       Property and casualty insurance   $   2,331   $    1,769    $  108
       Life and health insurance               141          153        27
       Brokerage                                94          108       101
       Fixed annuities                          58           91        56
       Credit life and A&H insurance            30           32         7
       --------------------------------------------------------------------
       Total                             $   2,654   $    2,153    $  299
       --------------------------------------------------------------------

Service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided, remain a significant source of non-interest revenue. For the quarter ended March 31, 2005, deposit account service charges totaled $2,274,000, up 1% from $2,253,000 a year ago and down 6% compared to $2,414,000 for the fourth quarter of 2004. The decrease from the prior quarter was the result of lower volumes of overdraft and non-sufficient funds fees due to seasonality. The following table details Peoples' deposit account service charges:

                                                  Three Months Ended
                                       March 31,    December 31,  March 31,
       (Dollars in thousands)            2005           2004        2004
       Overdraft fees                 $    1,430  $    1,621    $    1,380
       Non-sufficient funds fees             394         482           396
       Other fees and charges                450         311           477
       --------------------------------------------------------------------
       Total                          $    2,274  $    2,414    $    2,253
       --------------------------------------------------------------------

Peoples offers various e-banking services, including ATM and debit cards, direct deposit services and Internet banking, as alternative delivery channels to traditional sales offices, for providing services to clients. Peoples' electronic banking services generated revenues of $647,000 for the first quarter of 2005 compared to $523,000 a year ago, an increase of $124,000 (or 24%). Peoples' e-banking revenues have remained strong due in large part to an increase in the number of debit cards issued to customers and higher volumes of debit card activity. At March 31, 2005, Peoples had 73,922 cards issued, with 48% of all eligible deposit accounts having a debit card, compared to 56,723 cards and a 43% penetration rate a year ago. Peoples' customers used their debit cards to complete $37 million of transactions in 2004, up 32% from $28 million a year ago.

Peoples' mortgage banking involves the origination and selling of long-term, fixed-rate real estate loans into the secondary market. In the first quarter of 2005, mortgage banking produced revenues of $117,000 compared to $222,000 in the prior quarter and $199,000 in the first quarter of 2004. The decline in mortgage banking income is attributable to Peoples' selling $11.6 million of fixed-rate loans, acquired in the Ashland Banking Acquisition, at net loss of $187,000. While future mortgage banking revenues will be largely dependent on customer demand for long-term fixed-rate mortgage loans, mortgage banking is a key part of Peoples' long-term business strategy.

Peoples' fiduciary revenues totaled $757,000 in the first quarter of 2005, compared to $774,000 a year ago and $897,000 for the fourth quarter of 2004. The lower fiduciary income in the first quarter of 2005 is attributable to slower growth in assets under management and the timing recognition of certain fee income, due in part to a change in the fee structure of certain account types in 2004. Peoples' future fiduciary revenues will be influenced by the relative performance of equity markets since a significant portion of fiduciary fees is based on the market value of assets managed.

Peoples' BOLI investment enhances operating efficiency by offsetting rising employee benefit costs. For the quarter ended March 31, 2005, BOLI income totaled $454,000 compared to $416,000 a year ago and $483,000 last quarter. In early 2004, Peoples invested an additional $20 million in BOLI, which was the key driver of the increased BOLI income from a year ago. Management believes BOLI will continue to provide a better vehicle for funding future benefit costs than alternative investment opportunities with similar risk characteristics.


Non-Interest Expense
--------------------
For the quarter ended March 31, 2005, non-interest expense totaled $12,747,000, up $2,457,000 (or 24%) from $10,290,000 a year ago. Operating expenses relating to the Insurance Agency Acquisitions, primarily salaries and benefits expense, occupancy and equipment costs and intangible amortization, accounted for $1.5 million of the increase in non-interest expense. Other increased costs in the first quarter included salaries and benefits, professional fees and marketing costs. Compared to the fourth quarter of 2004, non-interest expense was down $86,000 in the first quarter of 2005.

Salaries and benefits remain Peoples' largest operating expense, which is inherent in a service-based industry such as financial services, totaling $6,686,000 in the first quarter of 2005, compared to $5,389,000 for the three months ended March 31, 2004. The Insurance Agency Acquisitions accounted for $935,000 (or 70%) of this increase, with higher incentive accruals based on Peoples' performance also a significant factor. Compared to the fourth quarter of 2004, salaries and benefits were virtually unchanged from $6,678,000.

In the first quarter of 2005, net occupancy and equipment expenses were $1,289,000, up 6% from $1,221,000 for the same period a year ago. This increase was a result of recent acquisitions, which produced additional occupancy and equipment expenses, particularly depreciation expense. Net occupancy and equipment expenses were up slightly in the first quarter compared to $1,274,000 in the fourth quarter of 2004.

Last year's acquisitions also caused an increase in amortization expense of customer relationship intangible assets. In the first quarter of 2005, intangible amortization was $688,000 compared to $657,000 last quarter and $401,000 in the first quarter of 2004. Management expects slight reductions in intangible amortization in future quarters based on the intangible assets at March 31, 2005, since Peoples uses an accelerated method of amortization for these intangibles.

Professional fees, which include fees for accounting, legal and other professional services, totaled $665,000 for the first quarter of 2005, compared to $456,000 for the first quarter of 2004, a 46% increase. Higher exam and audit fees associated with the new regulatory reporting environment under Sarbanes-Oxley was the primary factor of the increased professional fees. Compared to the fourth quarter of 2004, professional fees dropped 6% in the first quarter of 2005, from $711,000, as Peoples' incurred higher costs to comply with new Sarbanes-Oxley reporting requirements during the fourth quarter of 2004.

In the first quarter of 2005, marketing costs were $381,000 compared to $303,000 the prior quarter and $108,000 in the first quarter of 2004. Peoples' efforts to promote new deposit products and increase brand awareness in various markets during the first quarter of 2005 were a key reason for the higher marketing costs.

Peoples is subject to various state franchise taxes, which are based largely on Peoples Bank's equity at year-end. For the first quarter of 2005, franchise taxes totaled $411,000 compared to $341,000 for 2004's first quarter. These increases were primarily attributable to additional equity at Peoples Bank resulting from the Insurance Agency Acquisitions. Management believes Peoples Bank's stronger capital level positions Peoples for strategic growth. In addition, management regularly evaluates the capital position of Peoples' other direct and indirect subsidiaries and seeks to maximize Peoples' consolidated capital position through allocation of capital which is intended to enhance profitability and shareholder value.

The non-interest leverage ratio serves as a measurement of Peoples' ability to offset non-interest expense with non-interest income and is one of the performance indicators for Peoples' incentive compensation plan for senior management and certain other associates. The non-interest leverage ratio is defined as non-interest income as a percentage of operating expenses, excluding gains and losses on securities transactions, asset disposals, early debt extinguishment and sale of the credit card portfolio, as well as intangible asset amortization. The followings details the components of the non-interest leverage ratio calculation:

                                                                     For the Three Months
                                                                        Ended March 31,
   (Dollars in Thousands)                                                 2005            2004
   Total other income, as reported                                 $     7,368     $     4,887
   Deduct: Gain on securities transactions                                 233              32
            Gain on asset disposal                                           8              30
            Recovery of loss on sale of other real estate owned              -             210
   --------------------------------------------------------------------------------------------
   Adjusted total other income                                     $     7,127     $     4,615
   ============================================================================================

   Total other expense, as reported                                $    12,747     $    10,290
   Deduct: Amortization of other intangible assets                         688             401
   --------------------------------------------------------------------------------------------
   Adjusted total other expense                                    $    12,059     $     9,889
   ===========================================================================================
   Non-interest leverage ratio                                           59.1%           46.7%
   ===========================================================================================

Return on Equity
----------------
In the first quarter of 2005, Peoples' return on equity ("ROE") was 10.85% versus 12.50% for the same quarter last year. The lower ROE was attributable to a $2.8 million increase in average equity, coupled with lower earnings. Management uses ROE to evaluate Peoples' long-term performance. However, management believes earnings per share ("EPS") serves as a more meaningful measurement of short-term performance due to the volatility that can occur in equity from changes in the estimated fair values of Peoples' investment portfolio.


Return on Assets
----------------
Return on assets ("ROA") was 1.05% in the first quarter of 2005 compared to 1.25% a year ago, reflecting the $78 million increase in average assets, primarily from the Ashland Banking Acquisition and loan growth in 2004. In recent years, Peoples' primary focus has shifted to EPS enhancement and ROE while reducing the emphasis on ROA as a key performance indicator. However, management continues to monitor ROA and considers it a measurement of Peoples' asset utilization.


Income Tax Expense
------------------
Peoples continues to make tax-advantaged investments in order to manage its effective tax rate and overall tax burden. At March 31, 2005, the amount of tax-advantaged investments totaled $54.9 million compared to $53.4 million at December 31, 2004 and $51.4 million at March 31, 2004. The additional benefits derived from this modest increase in tax-advantaged investments resulted in a reduction in Peoples' effective tax rate. For the three months ended March 31, 2005, Peoples' effective tax rate was 26.6%, down from 27.0% a year ago. Depending on economic and regulatory conditions, Peoples may make additional investments in various tax credit pools and other tax-advantaged assets.



                               FINANCIAL CONDITION


Overview of Balance Sheet
-------------------------
At March 31, 2005, total assets were $1.79 billion compared to $1.81 billion at year-end 2004, a decrease of $17.0 million largely the result of lower loan and investment portfolio balances. Gross loans dropped $10.1 million to $1.01 billion at March 31, 2005, from $1.02 billion at December 31, 2004, as a result of Peoples selling $11.6 million of fixed-rate loans, acquired in the Ashland Banking Acquisition, in the first quarter of 2005. Investment securities totaled $592.7 million at March 31, 2005 versus $602.4 million at year-end 2004.

Total liabilities were $1.62 billion at March 31, 2005, compared to $1.63 billion at year-end 2004, a decrease of $14.7 million. At March 31, 2005, deposits totaled $1.10 billion, up $33.7 million from the prior year-end, while borrowed funds declined $46.4 million to $499.6 million, from $546.0 million at December 31, 2004.

Stockholders' equity totaled $172.6 million at March 31, 2005, down $2.8 million versus $175.4 million at December 31, 2004. This decrease was the result of a $4.3 million decline in accumulated comprehensive income and treasury stock purchases, net of shares reissued, of $1.5 million during the first quarter of 2005, which were partially offset by Peoples' earnings, net of dividends paid, of $2.7 million.


Cash and Cash Equivalents
-------------------------
Peoples' cash and cash equivalents are composed of Federal funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid. The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs. At March 31, 2005, cash and cash equivalents totaled $34.3 million, up $2.9 million (or 9%) from $31.4 million at December 31, 2004. This increase was attributable to a $2.6 million increase in Federal funds sold since year-end 2004. Cash and balances due from banks comprised the largest portion of Peoples' cash and cash equivalents at March 31, 2005, totaling $30.6 million, virtually unchanged from $30.7 million at December 31, 2004.

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


Investment Securities
---------------------
At March 31, 2005, the amortized cost of Peoples' investment securities totaled $591.3 million compared to $594.5 million at year-end 2004, while the market value of the investment portfolio was $592.7 million at March 31, 2005, down from $602.4 million at December 31, 2004. The difference in amortized cost and market value at March 31, 2005, resulted in unrealized appreciation in the investment portfolio of $1.4 million and a corresponding increase in Peoples' equity of $0.9 million, net of deferred taxes. In comparison, the difference in amortized cost and market value at December 31, 2004, resulted in unrealized appreciation of $7.9 million and an increase in equity of $5.1 million, net of deferred taxes.

The following table details Peoples' investment portfolio, at estimated fair value:


     (Dollars in Thousands)                              March 31,   December 31, 2004    March 31,
                                                            2005         2004               2004
     US Treasury securities and obligations of
          US government agencies and corporations     $     69,722    $     62,770   $     63,277
     Obligations of states and political subdivisions       62,081          62,234         65,726
     Mortgage-backed securities                            401,872         418,094        466,858
     Other securities                                       59,017          59,266         61,439
     ---------------------------------------------------------------------------------------------
          Total available-for-sale securities         $    592,692    $    602,364   $    657,300
     =============================================================================================


Overall, the composition of Peoples' investment portfolio at March 31, 2005, was comparable to recent periods. Since March 31, 2004, Peoples' investment in mortgage-backed securities has declined due to management using a portion of the principal runoff to fund loan growth and other corporate purposes, when deemed appropriate. Management anticipates maintaining, or slightly growing, the investment portfolio in the remainder of 2005 depending on loan growth and other corporate liquidity needs.

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


Loans
-----
Peoples Bank originates various types of loans, including commercial, financial and agricultural loans ("commercial loans"), real estate loans and consumer loans, focusing primarily on lending opportunities in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets. At March 31, 2005, gross loans totaled $1.01 billion, down $10.1 million since year-end 2004. This decrease was the result of Peoples selling $11.6 million of fixed-rate mortgage loans, acquired in the Ashland Banking Acquisition, due to their associated interest rate risk. The following table details total outstanding loans:


     (Dollars in Thousands)            March 31,       December 31,       March 31,
                                         2005              2004             2004
     Commercial, mortgage            $      457,667   $      450,270   $       413,167
     Commercial, other                      128,898          126,473           102,918
     Real estate, construction               32,120           35,423            20,196
     Real estate, mortgage                  334,681          349,965           299,967
     Consumer                                59,634           60,927            74,545
     ----------------------------------------------------------------------------------
          Total loans                $    1,013,000   $    1,023,058   $       910,793
     ==================================================================================

Commercial loan balances, including loans secured by commercial real estate, totaled $586.6 million at March 31, 2005, up $9.8 million from $576.7 million at year-end 2004. This increase is the result of lending opportunities within Peoples' existing markets. Commercial loans continued to represent the largest portion of Peoples' total loan portfolio, comprising 57.9% and 56.4% of total loans at March 31, 2005 and December 31, 2004, respectively. Future commercial lending activities will be dependent on economic and related conditions, such as general demand for loans in Peoples' primary markets, interest rates offered by Peoples and normal underwriting considerations. In addition to in-market opportunities, Peoples will continue to lend selectively to creditworthy customers outside its primary markets.

While commercial loans comprise the largest portion of Peoples' loan portfolio, residential real estate loans (whether the loans are ultimately sold into the secondary market or retained on Peoples' balance sheet) remain a major focus of Peoples' lending efforts, due in part to the opportunity to sell additional products and services to these consumers. At March 31, 2005, real estate loans, which include construction loans but exclude loans secured by commercial real estate, totaled $366.8 million compared to $385.4 million at December 31, 2004, a decrease of $18.6 million. Real estate loans comprised 36.2% of Peoples' total loan portfolio at March 31, 2005, versus 37.7% at year-end 2004. Included in real estate loans are home equity credit line balances of $45.1 million at March 31, 2005, up 3% from $43.7 million at December 31, 2004.

Real estate loan balances have declined in recent periods in response to customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with servicing rights retained. In the first quarter of 2005, Peoples originated 110 long-term, fixed-rate mortgage loans, with total loan amounts of $9 million, compared to 91 loans, with total loan amounts of $8 million, in the fourth quarter of 2004 and 87 loans, with total loan amounts of $8 million, in the first quarter of 2004. At March 31, 2005, Peoples was servicing $124.1 million of real estate loans previously sold to the secondary market compared to $106.4 million at year-end 2004. In addition, Peoples had $1.1 million of fixed-rate real estate loans held for sale to the secondary market at March 31, 2005. Management anticipates selling these loans during the second quarter.

At March 31, 2005, consumer loan balances were $59.6 million, down $1.3 million since year-end 2004. The indirect lending area represented a significant portion of Peoples' consumer loans, with balances of $21.3 million and $23.6 million at March 31, 2005 and December 31, 2004, respectively. Strong competition for loans, particularly automobile loans, as well as availability of alternative credit products, such as home equity credit lines, have challenged the performance and growth of Peoples' consumer loan portfolio. Regardless of management's desire to maintain, or even grow, consumer loan balances, Peoples' commitment to quality loan origination based on sound underwriting practices and appropriate loan pricing discipline remains the paramount objective.


Loan Concentration
Peoples' largest concentration of commercial loans is credits to lodging and lodging-related companies, which comprised approximately 10.6% of Peoples' outstanding commercial loans at quarter-end, compared to 11.4% at December 31, 2004. Loans to assisted living facilities and nursing homes also represented a significant portion of Peoples' commercial loans, comprising 9.0% of Peoples' outstanding commercial loans at March 31, 2005, versus 10.2% at year-end 2004.

These lending opportunities have arisen due to the growth of these industries in markets served by Peoples or in contiguous areas, and also from sales associates' efforts to develop these lending relationships. Management believes Peoples' loans to lodging and lodging-related companies, as well as loans to assisted living facilities and nursing homes, do not pose abnormal risk when compared to risk assumed in other types of lending since these credits have been subjected to Peoples' normal underwriting standards, which includes an evaluation of the financial strength, market expertise and experience of the borrowers and principals in these business relationships. In addition, a sizeable portion of the loans to lodging and lodging-related companies is spread over various geographic areas and is guaranteed by principals with substantial net worth.


Allowance for Loan Losses
-------------------------
Peoples' allowance for loan losses totaled $15.2 million, or 1.50% of total loans, at March 31, 2005, compared to $14.8 million, or 1.62%, at March 31, 2004 and $14.8 million, or 1.44%, at year-end 2004. The following table presents changes in Peoples' allowance for loan losses:

                                                        Three Months Ended
                                                             March 31,
     (Dollars in Thousands)                              2005          2004
     Balance, beginning of period                 $      14,760   $     14,575
     Chargeoffs                                          (1,068)        (1,230)
     Recoveries                                             569            635
     --------------------------------------------------------------------------
          Net chargeoffs                                   (499)          (595)
     Provision for loan losses                              941            794
     --------------------------------------------------------------------------
               Balance, end of period             $      15,202   $     14,774
     ==========================================================================

The allowance is allocated among the loan categories based upon the consistent, quarterly procedural discipline described in the "Critical Accounting Policies" section of this discussion. However, the entire allowance for loan losses is available to absorb future loan losses in any loan category. The following details the allocation of the allowance for loan losses:


     (Dollars in thousands)                     March 31,    December 31,    March 31,
                                                   2005          2004          2004
     Commercial                               $   12,251    $   11,751   $    11,993
     Consumer                                      1,386         1,394         1,319
     Real estate                                   1,175         1,175         1,079
     Overdrafts                                      269           327           281
     Credit cards                                    121           113           102
     --------------------------------------------------------------------------------
          Total allowance for loan losses     $   15,202    $   14,760   $    14,774
     --------------------------------------------------------------------------------

The allowance for credit cards reflects an estimate of the loss from the retained recourse on the business cards included in the credit card portfolio sale. This credit card recourse expires in the second quarter of 2005. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.

In the first quarter of 2005, net loan chargeoffs were $499,000, down 16% from $595,000 a year ago and 14% from $577,000 in the fourth quarter of 2004. Real estate loans comprised the largest portion of net chargeoffs in 2005's first quarter, totaling $315,000 versus $155,000 a year ago, while consumer loans accounted for $61,000 of 2005's first quarter net chargeoffs, compared to $275,000 in the first quarter of 2004. The following table details Peoples' net chargeoffs:

                                                               Three Months Ended
                                                      March 31,   December 31,   March 31,
     (Dollars in Thousands)                              2005         2004          2004
     Real estate                                    $      315   $       183   $      155
     Overdrafts                                             88           232          135
     Consumer                                               61           107          275
     Commercial                                             43            57         (100)
     Credit card                                            (8)           (2)         130
     -------------------------------------------------------------------------------------
     Total                                          $      499   $       577   $      595
     -------------------------------------------------------------------------------------
        As a percent of average loans  (a)               0.20%         0.23%        0.26%
     -------------------------------------------------------------------------------------

(a) Presented on an annualized basis.

Asset quality remains a key focus, as management continues to stress loan underwriting quality more than loan growth. Since December 31, 2004, the level of nonperforming loans has risen slightly due to additional nonaccrual loans. Even with this increase, management believes Peoples' asset quality remains good. In the second quarter of 2005, Peoples' nonperforming loans could increase modestly due to the recently identified impaired commercial loan relationship, with principal balances totaling $2.7 million. Peoples' collection efforts and continued focus on loan quality and other factors affecting loan delinquencies could mitigate the impact of this impairment. The following table details Peoples' nonperforming assets:



     (Dollars in Thousands)                                  March 31,       December 31,          March 31,
                                                               2005              2004                2004
     Loans 90+ days past due and accruing               $              84   $           285   $             235
     Renegotiated loans                                             1,116             1,128                   -
     Nonaccrual loans                                               6,105             5,130               6,656
     -----------------------------------------------------------------------------------------------------------
          Total nonperforming loans                                 7,305             6,543               6,891
     Other real estate owned                                          873             1,163                 470
     -----------------------------------------------------------------------------------------------------------
            Total nonperforming assets                  $           8,178   $         7,706   $           7,361
     ===========================================================================================================
     Nonperforming loans as a percent of total loans                0.72%             0.64%               0.76%
     ===========================================================================================================
     Nonperforming assets as a percent of total assets              0.46%             0.43%               0.43%
     ===========================================================================================================


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

At March 31, 2005, the recorded investment in loans that were considered to be impaired was $13.0 million, of which $9.8 million were accruing interest and $3.2 million were nonaccrual loans. Included in this amount were $6.9 million of impaired loans for which the related allowance for loan losses was $2.2 million. The remaining impaired loan balances do not have a related allocation of the allowance for loan losses because the loans have either previously been written-down, are well secured or possess characteristics indicative of the ability to repay the loan. For the three months ended March 31, 2005, Peoples' average recorded investment in impaired loans was approximately $10.4 million and interest income of $115,000 was recognized on impaired loans during the period, representing 0.5% of Peoples' total interest income.


Funding Sources
---------------
Peoples considers a number of sources when evaluating funding needs, including but not limited to deposits, short-term borrowings, and long-term borrowings. Deposits, both interest-bearing and non-interest-bearing, continue to be the most significant source of funds for Peoples, totaling $1.10 billion at March 31, 2005, compared to $1.07 billion at December 31, 2004.

Non-interest-bearing deposits serve as a core funding source. At March 31, 2005, non-interest-bearing deposit balances totaled $157.1 million, up $4.1 million (or 3%) compared to the prior year-end. Since customer activity can result in temporary changes in deposit balances at end of periods, management believes a comparison of average balances to be a more meaningful reflection of the trend in non-interest-bearing deposits. In the first quarter of 2005, non-interest-bearing deposits averaged $155.6 million versus $153.3 in the fourth quarter of 2004 and $135.5 million in the first quarter of 2004, reflecting Peoples' efforts to increase non-interest-bearing deposits. Peoples' strategies include continued emphasis on core deposit growth in products such as non-interest-bearing checking accounts.

Interest-bearing deposits totaled $946.0 million at March 31, 2005 compared to $916.4 million at December 31, 2004. This increase is largely the result of a seasonal increase in public fund balances of $21.8 million and additional brokered deposits of $14.9 million. The following details Peoples' interest-bearing deposits:


        (Dollars in Thousands)                      March 31,         December 31,        March 31,
                                                      2005                2004               2004
        Retail certificates of deposit           $        451,359   $        456,850    $       446,179
        Interest-bearing transaction accounts             187,034            165,144            167,091
        Savings accounts                                  151,592            157,145            173,013
        Money market deposit accounts                     111,224            107,394             99,107
        Brokered certificates of deposits                  44,837             29,909              9,890
        ------------------------------------------------------------------------------------------------
              Total interest-bearing deposits    $        946,046   $        916,442    $       895,280
        ------------------------------------------------------------------------------------------------

Peoples continues to experience highly competitive pricing of CDs, which makes it difficult to maintain these balances. In the first quarter of 2005, Peoples introduced its new Ultimate Freedom Checking, an interest-bearing checking product that pays a rate comparable to money market products offered by Peoples' competitors, which is designed to attract customers with higher balances. As expected, Peoples experienced a slight decline in savings balances as customers look for better returns in this rising rate environment.

Peoples also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy liquidity needs. At March 31, 2005, borrowed funds totaled $499.6 million, down $46.4 million (or 8%) from $546.0 million at year-end 2004, as a result of a decrease in long-term borrowings. The following details Peoples' short-term and long-term borrowings:


    (Dollars in Thousands)                            March 31,      December 31,    March 31,
                                                        2005             2004           2004
    Short-term borrowings:
      FHLB advances                                   $    68,300   $    37,400    $    72,200
      Retail repurchase agreements                         18,424        14,495         15,129
    -------------------------------------------------------------------------------------------
            Total short-term borrowings               $    83,724   $    51,895    $    87,329

    Long-term borrowings:
      FHLB advances                                   $   207,241   $   210,814    $   157,748
      National market repurchase agreements               164,100       238,750        216,250
      Term note payable                                    15,300        15,300         17,000
    -------------------------------------------------------------------------------------------
            Total long-term borrowings                $   386,641   $   464,864    $   390,998
    -------------------------------------------------------------------------------------------
    Subordinated notes held by subsidiary trusts      $    29,285   $    29,263    $    29,198
    -------------------------------------------------------------------------------------------
          Total borrowed funds                        $   499,650   $   546,022    $   507,525
    -------------------------------------------------------------------------------------------


Peoples' short-term borrowings include overnight repurchase agreements and FHLB advances, while long-term borrowings include FHLB advances, a loan from an unrelated financial institution and term repurchase agreements. Advances from the FHLB comprise a significant portion of Peoples' borrowed funds. Short-term FHLB advances are typically variable rate cash management advances used to manage Peoples' daily liquidity needs and may be repaid, in whole or part, at anytime without a penalty. Peoples also utilizes short-term, repo advances ranging in terms from overnight to one year to manage its cost of funds and temporary cash needs. Peoples' long-term FHLB advances are primarily convertible rate advances, with the initial rate fixed for periods ranging from two to four years, depending on the specific advance. After the initial fixed-rate period, these advances are subject to conversion, at the discretion of the FHLB, to a LIBOR based, variable rate product. Peoples has the option to prepay, without penalty, any advance that has been converted or allow the borrowing to reprice. In addition to these convertible rate advances, Peoples utilizes fixed-rate, long-term FHLB advances, both amortizing and non-amortizing, to help manage its interest rate sensitivity and liquidity. Further information regarding Peoples' management of interest rate sensitivity can be found later in this discussion under "Interest Rate Sensitivity and Liquidity."

In addition to FHLB advances, Peoples accesses national market repurchase agreements to diversify its funding sources. At March 31, 2005, wholesale repurchase agreements totaled $164.1 million, down $74.7 million from $238.8 million at year-end 2004, as management chose to replace maturing repurchase agreements with short-term FHLB advances and $14.9 million of brokered deposits, which Peoples occasionally uses as an alternative funding sources to wholesale repurchase agreements. Peoples' current wholesale repurchase agreements, based on their original terms, range from two to five years. The repurchase agreements may not be repaid prior to maturity and must remain sufficiently collateralized during the entire term. As a result, a decline in the market value of the investment securities associated with these agreements would require Peoples to allocate additional investment securities to these repurchase agreements.


Capital/Stockholders' Equity
----------------------------
At March 31, 2005, stockholders' equity was $172.6 million versus $175.4 million at December 31, 2004, a decrease of $2.8 million (or 1%) as Peoples' earnings, net of dividends paid, of $2.7 million was offset by treasury stock purchases, net of treasury shares reissued, of $1.5 million and a decline in accumulated comprehensive income of $4.3 million.

For the quarter ended March 31, 2005, Peoples Bancorp declared dividends of $2.0 million, representing a dividend payout ratio of 42.4% of earnings, compared to $1.9 million and payout ratio of 35.4% a year ago. While management anticipates Peoples continuing its 39-year history of consistent dividend growth in future periods, Peoples Bancorp's ability to pay dividends on its common shares is largely dependent upon dividends from Peoples Bank. Additionally, Peoples Bancorp has established two trust subsidiaries which have issued preferred securities. If Peoples Bancorp suspends interest payments relating to the trust preferred securities issued by either of the two trust subsidiaries, Peoples will be prohibited from paying dividends on its common shares. Peoples Bancorp or Peoples Bank may decide to limit the payment of dividends, even when the legal ability to pay them exists, in order to retain earnings for other strategic purposes.

Included in Peoples' equity is accumulated comprehensive income, net of deferred taxes, which consists primarily of the adjustment for the net unrealized holding gains on available-for-sale securities. At March 31, 2005, accumulated comprehensive income totaled $0.7 million versus $5.0 million at December 31, 2004, a decrease of $4.3 million. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' consolidated balance sheet are more sensitive to the changing market values of investments than if the investment portfolio was classified as held-to-maturity.

At March 31, 2005, Peoples had treasury stock totaling $11.5 million, up $1.3 million from year-end 2004. During the first quarter of 2005, Peoples Bancorp repurchased 59,700 common shares (or 11% of the total authorized), at an average price of $26.78 per share, under the 2005 Stock Repurchase Program and 1,704 common shares, at an average price of $26.81, in conjunction with the deferred compensation plan for directors of Peoples Bancorp and its subsidiaries. During the same period, Peoples reissued 15,812 treasury shares due to stock option exercises. Peoples Bancorp anticipates repurchasing additional common shares as authorized under the 2005 Stock Repurchase Program and in compliance with applicable Federal securities laws.

Management uses the tangible equity ratio as one measure of the adequacy of Peoples' equity. The ratio, defined as tangible equity as a percentage of tangible assets, excludes the balance sheet impact of intangible assets acquired through acquisitions accounted for using the purchase method of accounting. At March 31, 2005, Peoples tangible equity ratio was 5.94% compared to 6.00% at December 31, 2004 and 7.56% at March 31, 2004. The lower ratio compared to a year ago was primarily the result of an increase in intangible assets due to acquisitions.

In addition to monitoring performance through traditional capital measurements (i.e., dividend payout ratios and ROE), Peoples has also complied with the capital adequacy standards mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Under the risk-based capital framework, a bank's balance sheet assets and credit equivalent amounts of off-balance sheet items are typically assigned to one of four broad risk categories: 0% (lowest risk), 20%, 50% or 100% (highest risk). The sum of the resulting weighted values from each of the four risk categories is used in calculating key capital ratios. At March 31, 2005, Peoples' Total Capital, Tier 1 and Leverage ratios were 12.52%, 11.16% and 7.60%, respectively, exceeding the well-capitalized standards of 10%, 6% and 5%, respectively. In addition, all three risk-based capital ratios for Peoples Bank were also well above the minimum standards for a well-capitalized institution at March 31, 2005.


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

As part of the evaluation of IRR, the ALCO has established limits on changes in net interest income and the net value of the balance sheet. The ALCO limits the decrease in net interest income of Peoples Bank to 15% or less from base case for each 200 basis point shift in interest rates measured over a twelve- and twenty-four-month period. The ALCO limits the negative impact on net equity to 30% or less given an immediate and sustained 200 basis points shift in interest rates, also assuming a static balance sheet. The difference between rate sensitive assets and rate sensitive liabilities for specified periods of time is known as the gap. The ALCO also reviews static gap measures for specific periods focusing on a one-year cumulative gap. Based on historical trends and performance, the ALCO has determined the ratio of the one-year cumulative gap should be within +/-15% of earning assets at the date of measurement. Results that are outside of any of these limits will prompt a discussion by the ALCO of appropriate actions, if any, that should be taken.

At March 31, 2005, Peoples' one-year cumulative gap amount was positive 5.1% of earning assets, which represented $81.3 million more in assets than liabilities that could reprice or mature during that period. Management believes a portion of interest-bearing liabilities are not likely to reprice at their first opportunity, based on current rates and management's control over the pricing of most deposits. Excluding those liabilities, Peoples' adjusted one-year cumulative gap amount at quarter-end was positive 13.6% of earning assets, which represented $218.6 million more in assets than liabilities that mature or may reprice during the next twelve months.

The following table is provided to illustrate the estimated earnings at risk and value at risk positions of Peoples, on a pre-tax basis, at March 31, 2005 (dollars in thousands):



        Immediate
      Interest Rate                     Estimated                           Estimated
  Increase (Decrease) in           Increase (Decrease)                     Decrease in
       Basis Points               In Net Interest Income            Economic Value of Equity
---------------------------    -----------------------------     --------------------------------
           300               $       3,250           6.3  %       $    (14,562)         (6.5)  %
           200                       2,598           5.0                (8,482)         (3.8)
           100                       1,443           2.8                (2,987)         (1.3)
          (100)              $      (3,045)         (5.9) %       $     (7,731)         (3.5)  %


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

Typically, the main source of liquidity for Peoples is deposit growth. Liquidity is also provided from cash generated from earning assets such as maturities, calls, principal payments and net income from loans and investment securities. Through three months of 2005, cash used in financing activities totaled $15.7 million compared to $23.3 million a year ago. This decrease is largely attributable to an increase in deposit balances in the first quarter of 2005. Cash used in investing activities totaled $0.7 million through three months of 2005 versus $27.3 million last year, primarily due to the additional $20 million BOLI investment in the first quarter of 2004.

When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that better enable Peoples to match funding dates and pricing characteristics with contractual maturity dates and pricing parameters of earning assets. At March 31, 2005, Peoples had available borrowing capacity of approximately $146 million through these external sources and unpledged securities in the investment portfolio of approximately $171 million that can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile funds from liquid assets. Peoples' volatile funds consist primarily of short-term growth in deposits, while liquid assets includes short-term investments and unpledged available-for-sale securities. At March 31, 2005, Peoples' net liquidity position was $143.8 million, or 8.0% of total assets, compared to $141.4 million, or 7.8% of total assets, at December 31, 2004. The liquidity position as of March 31, 2005, was within Peoples' policy limit of negative 10% of total assets.


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

                                       March 31,     December 31,     March 31,
   (Dollars in Thousands)                 2005           2004           2004
   Loan commitments                  $   148,276    $   139,731    $   112,779
   Standby letters of credit              32,483         31,612         22,478

Peoples also enters into interest rate contracts where Peoples is required to either receive cash from or pay cash to counter parties depending on changes in interest rates. Peoples utilizes interest rate contracts to help manage the risk of changing interest rates. At March 31, 2005, Peoples held interest rate contracts with notional amounts totaling $17 million and fair values totaling $142,000. Interest rate contracts are carried at fair value on the consolidated balance sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. As a result, the amounts recorded on the balance sheet at March 31, 2005, do not represent the amounts that may ultimately be paid or received under these contracts.

Peoples also has commitments to make additional capital contributions in low-income housing tax credit funds, consisting of a pool of low-income housing projects. As a limited partner in these funds, Peoples receives Federal income tax benefits, which assists Peoples in managing its overall tax burden. At March 31, 2005, these commitments approximated $4.7 million, with approximately $2.0 million expected to be paid over the next twelve months. Management may make additional investments in various tax credit funds.

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


Future Outlook
--------------
Peoples' first quarter results reflect the positive impact of revenue diversification and good production from the Insurance Agency Acquisitions. While prospects for loan growth remain good and a full-year's impact of acquisitions could enhance earnings, the flattening yield curve continues to cause some concern and emphasizes the need to enhance non-interest income through increased cross-sales. Peoples' capital position, coupled with management's commitment to sound underwriting discipline and Peoples' solid asset quality, serves as a foundation of strength in the current business environment. Management continues its efforts to position Peoples for long-term earnings growth in anticipation of a rising interest rate environment, which will pose additional challenges as competition for loans and deposits intensifies.

Cost control remains a key to improving Peoples' earnings, especially during recent periods of net interest margin compression. The cost and effort required to produce financial statements in the Sarbanes-Oxley reporting environment remains higher than prior years even though the first quarter's professional fee expense was below the 2004 fourth quarter total due to the implementation of new requirements in 2004. A full-year's impact of acquisitions completed in 2004 will also cause an increase in certain operating expenses. However, management will continue to monitor expenses and explore opportunities to enhance Peoples' operating efficiency by limiting the overall increase in expenses.

In the second half of 2005, Peoples' earnings will benefit from the recent action by the SEC to defer implementation of new accounting rules requiring companies to expense stock options. As a result of this deferral, Peoples will not record the $400,000 to $500,000 of expense, or approximately $0.03 per diluted share after-tax, management projected at year-end 2004. Alternatively, Peoples will implement the new rules beginning January 1, 2006, as required, which should result in Peoples recording stock option expense similar to the pro forma costs estimated in Note 3 of the Notes to the Consolidated Unaudited Financial Statements.

Loan growth is a key factor in achieving Peoples' 2005 operating goals, even though the sale of the acquired fixed-rate loans reduced overall loan balances in the first quarter. In the second quarter of 2005, management anticipates loan growth of $10 to $15 million, assuming no significant loan payoffs occur, which is difficult to predict. The recent addition of a loan production office in Westerville, Ohio, has already produced good loan originations, and Peoples' commercial lenders continue to focus on penetrating the central Ohio and the Ashland, Kentucky/Huntington, West Virginia, market areas. Peoples has also increased its marketing of its mortgage loan products, which should improve originations, whether the loans are retained or sold in the secondary market.

As Peoples works to grow loans, management continues its efforts to attract core deposits and adjust the mix of funding sources as a way to manage Peoples' overall cost of funds and improve profitability. The flattening yield curve, coupled with intense competition for interest-bearing deposits in this rising rate environment, challenges deposit growth. Public funds were a significant driver of the deposit growth in the first quarter of 2005. Management expects these balances to drop in the second quarter, as the municipalities use these funds for summer projects and other normal operating purposes.

In the first quarter of 2005, Peoples' provision for loan losses included a specific provision of $500,000 due to an impairment of a $2.7 million commercial loan relationship. During the second quarter of 2005, management will continue to gather information and analyze the relationship's ability to repay the loan amount. Currently, management expects to place the loans on nonaccrual status, although the business is still a going concern, the loans are current and performing to original terms and the guarantors are working with Peoples to resolve the situation.

In the early part of the second quarter of 2005, Peoples has experienced better than normal loan loss recoveries, with recoveries exceeding chargeoffs, and, therefore, the provision for loan losses may be lower in the second quarter of 2005 compared to the first quarter of 2005. However, future provisions will continue to be based on management's quarterly procedural discipline described in the "Critical Accounting Policies" section of this Discussion.

Peoples remains a service-oriented company with a sales focus that strives to satisfy clients through a relationship sales process. Through this process, sales associates work to anticipate, uncover, and solve their clients' every financial need, from insurance to banking to investment services. In the remainder of 2005, management expects earnings catalysts to include loan growth, a full-year's impact of recent acquisitions, controlled operating expenses and possible improvement in net interest revenue due to interest rate increases.


Forward-Looking Statements
--------------------------
Certain statements in this Form 10-Q which are not historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes", "plans", "will", "would", "should", "could" and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to:

 (1) competitive pressures among depository institutions increase significantly;
 (2) changes in the interest rate environment reduce interest margins;
 (3) prepayment speeds, loan originations and sale volumes, chargeoffs and loan loss provisions are less favorable than expected;
 (4) the businesses of Putnam and Barengo may not be successfully integrated with Peoples Insurance or the integration may take longer to accomplish than expected;
 (5) the expected synergies from the Insurance Agency Acquisitions and Ashland Banking Acquisition may make it difficult to maintain relationships with clients, associates or suppliers;
 (6) general economic conditions may be less favorable than expected;
 (7) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions;
 (8) legislative or regulatory changes or actions may adversely affect Peoples' business;
 (9) changes and trends in the securities markets;
(10) a delayed or incomplete resolution of regulatory issues that could arise;
(11) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity;
(12) the costs and effects of regulatory and legal developments, including the outcome of regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations; and
(13) other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples Bancorp's reports filed with the Securities and Exchange Commission ("SEC").

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


                                CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME
                                                         For the Three Months Ended March 31,
                                                      2005                                  2004
                                       ------------------------------------   -----------------------------------
(dollars in thousands)                    Average      Income/     Yield/      Average       Income/     Yield/
                                          Balance      Expense      Rate       Balance       Expense      Rate
ASSETS
Securities:
  Taxable                              $   537,014   $     5,659     4.27%  $    585,446  $      6,171     4.22%
  Tax-exempt (1)                            62,453         1,039     6.75%        65,204         1,094     6.71%
-----------------------------------------------------------------------------------------------------------------
    Total securities                       599,467         6,698     4.47%       650,650         7,265     4.47%
Loans (2):
  Commercial (1)                           611,085         9,587     6.36%       527,864         7,806     5.95%
  Real estate (3)                          353,769         5,435     6.23%       307,394         5,108     6.57%
  Consumer                                  58,971         1,305     8.97%        76,984         1,761     9.20%
-----------------------------------------------------------------------------------------------------------------
    Total loans                          1,023,825        16,327     6.47%       912,242        14,675     6.43%
Less: Allowance for loan loss              (14,850)                              (15,016)
-----------------------------------------------------------------------------------------------------------------
    Net loans                            1,008,975        16,327     6.53%       897,226        14,675     6.57%
Interest-bearing deposits with banks         2,311            10     1.74%         2,553             3     0.46%
Federal funds sold                             256             2     2.38%        24,697            57     0.91%
-----------------------------------------------------------------------------------------------------------------
    Total earning assets                 1,611,019   $    23,037     5.76%     1,575,126        22,000     5.60%
Other assets                               198,360                               156,402
-----------------------------------------------------------------------------------------------------------------
       Total assets                    $ 1,809,369                          $  1,731,528  $
=================================================================================================================

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                              $   154,344   $       290     0.76%  $    170,945  $        233     0.55%
  Interest-bearing demand deposits         279,319         1,007     1.46%       262,864           497     0.76%
  Time                                     495,992         3,808     3.11%       460,956         3,070     2.68%
-----------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits        929,655         5,105     2.23%       894,765         3,800     1.71%
Borrowed funds:
  Short-term                                91,945           546     2.41%       103,462           277     1.07%
  Long-term                                439,523         4,280     3.90%       416,585         3,961     3.80%
-----------------------------------------------------------------------------------------------------------------
    Total borrowed funds                   531,468         4,826     3.66%       520,047         4,238     3.25%
-----------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities   1,461,123   $     9,931     2.75%     1,414,812         8,038     2.28%
Non-interest-bearing deposits              155,607                               135,505
Other liabilities                           17,235                                 8,564
-----------------------------------------------------------------------------------------------------------------
    Total liabilities                    1,633,965                             1,558,881
Stockholders' equity                       175,404                               172,647
-----------------------------------------------------------------------------------------------------------------
  Total liabilities and equity         $ 1,809,369                          $  1,731,528  $
=================================================================================================================

Interest spread                                      $    13,106     3.01%                $     13,962     3.32%
Interest income to earning assets                                    5.76%                                 5.60%
Interest expense to earning assets                                   2.49%                                 2.04%
-----------------------------------------------------------------------------------------------------------------
  Net interest margin                                                3.27%                                 3.56%
-----------------------------------------------------------------------------------------------------------------

(1) Interest income and yields are presented on a fully tax-equivalent basis using a 35% tax rate.
(2) Nonaccrual and impaired loans are included in the average balances. Related interest income on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income. Loan fees included in interest income totaled $124 and $120 for the periods presented in 2005 and 2004, respectively.
(3) Loans held for sale are included in the average balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.

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



Changes in Internal Control Over Financial Reporting
----------------------------------------------------
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, Peoples' internal control over financial reporting.

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


ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds.
---------------------------------------------------------------------
The following table details repurchases by Peoples Bancorp and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) of Peoples Bancorp's common shares during the three months ended March 31, 2005:


                                                                                                      (d)
                                                                              (c)                Maximum Number
                                                                        Total Number of          of Common Shares
                                      (a)                               Common Shares            that May Yet Be
                                 Total Number of       (b)            Purchased as Part of       Purchased Under
                                 Common Shares     Average Price      Publicly Announced         the Plans or
           Period                  Purchased       Paid per Share      Plans or Programs (1)     Programs (1)(2)
January 1 - 31, 2005                      5,821 (3)           $26.19(3)                 4,700               520,300
February 1 - 28, 2005                    49,100               $26.93                   49,100               471,200
March 1 - 31, 2005                        6,483 (4)           $26.20(4)                 5,900               465,300
--------------------------------------------------------------------------------------------------------------------
Total                                     61,404              $26.79                   59,700               465,300
====================================================================================================================


(1) Information reflects solely the 2005 Stock Repurchase Program originally announced on December 10, 2004, which authorized the repurchase of 525,000 common shares, with an aggregate purchase price of not more than $17.0 million. The 2005 Stock Repurchase Program expires on December 31, 2005.

(2) Information reflects maximum number of common shares that may be purchased at the end of the period indicated.

(3) Includes an aggregate of 1,121 common shares purchased in open market transactions at an average price of $27.00 by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust holding assets to provide payment of the benefits under the Peoples Bancorp Inc. Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the "Rabbi Trust").

(4) Includes an aggregate of 583 common shares purchased in open market transactions at an average price of $26.45 by Peoples Bank for the Rabbi
      Trust.


ITEM 3:  Defaults upon Senior Securities.
-----------------------------------------
None.


ITEM 4:  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
On April 14, 2005, Peoples Bancorp Inc. held its Annual Meeting of Shareholders in the Ball Room at the Holiday Inn in Marietta, Ohio, with 86% of the outstanding common shares represented by proxy. No votes were placed in person.

Four Directors of Peoples Bancorp were re-elected to serve terms of three years each (expiring in 2008): Mark F. Bradley, Frank L. Christy, Theodore P. Sauber and Joseph H. Wesel (Vice Chairman and Leadership Director). Other Directors of Peoples Bancorp who continue to serve after the 2005 Annual Meeting include Carl
L. Baker, Jr., George W. Broughton, Wilford D. Dimit, Robert E. Evans (Chairman of the Board), Richard Ferguson, Robert W. Price, Paul T. Theisen and Thomas J. Wolf. The following is a summary of voting results:

                                                                Abstentions
                                                                 and Broker
         Nominee                   For          Withheld         Non-Votes
---------------------------   --------------  --------------   --------------
Mark F. Bradley                   9,013,106          46,615         n/a
Frank L. Christy                  9,035,089          24,632         n/a
Theodore P. Sauber                8,989,008          70,713         n/a
Joseph H. Wesel                   9,035,018          24,703         n/a

ITEM 5:  Other Information.
---------------------------
None.


ITEM 6:  Exhibits.
------------------

                                  EXHIBIT INDEX

  Exhibit
  Number                             Description                           Exhibit Location
------------     -----------------------------------------------------     -----------------

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




                              PEOPLES BANCORP INC.




Date:  May 9, 2005     By:/s/ ROBERT E. EVANS
                              -------------------------------------------------
                              Robert E. Evans
                              Chairman of the Board and Chief Executive Officer



Date:  May 9, 2005     By:/s/ JOHN W. CONLON
                              -------------------------------------------------
                              John W. Conlon
                              Chief Financial Officer and Treasurer



Date:  May 9, 2005     By:/s/ MARK F. BRADLEY
                              -------------------------------------------------
                              Mark F. Bradley
                              President and Chief Operating Officer

                                  EXHIBIT INDEX

               PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2005


                                  EXHIBIT INDEX

  Exhibit
  Number                             Description                           Exhibit Location
------------     -----------------------------------------------------     -----------------

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
