Form 10-Q
period 2005-06-30
PEOPLES BANCORP INC
filed 2005-08-08
CIK 318300

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT
                              OF 1934
            For the quarterly period ended June 30, 2005
                                OR
  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ____ to ____


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


                                   31-0987416
                 ----------------------------------------------
                      (I.R.S. Employer Identification No.)


138 Putnam Street, P. O. Box 738, Marietta, Ohio           45750-0738
------------------------------------------------      ---------------------
    (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:      (740) 373-3155
---------------------------------------------------      --------------

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, at August 3, 2005: 10,424,251 common shares, without par value.



                        Exhibit Index Appears on Page 36

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands)
                                                                                           June 30,              December 31,
                                                                                            2005                     2004
Assets
Cash and cash equivalents:
     Cash and due from banks                                                          $          33,052      $          30,670
     Interest-bearing deposits in other banks                                                       862                    779
-------------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                        33,914                 31,449
-------------------------------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized
   cost of $597,512 at June 30, 2005 and $594,457 at December 31, 2004)                         603,731                602,364
-------------------------------------------------------------------------------------------------------------------------------

Loans, net of deferred fees and costs                                                         1,034,077              1,023,058
Allowance for loan losses                                                                       (14,728)               (14,760)
-------------------------------------------------------------------------------------------------------------------------------
          Net loans                                                                           1,019,349              1,008,298
-------------------------------------------------------------------------------------------------------------------------------

Loans held for sale                                                                               1,566                    612
Bank premises and equipment, net                                                                 21,798                 22,640
Business owned life insurance                                                                    46,144                 45,253
Goodwill                                                                                         59,748                 59,096
Other intangible assets                                                                          10,795                 12,022
Other assets                                                                                     31,410                 27,352
-------------------------------------------------------------------------------------------------------------------------------
               Total assets                                                           $       1,828,455      $       1,809,086
===============================================================================================================================

Liabilities
Deposits:
     Non-interest-bearing                                                             $         153,270      $         152,979
     Interest-bearing                                                                           942,152                916,442
-------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                      1,095,422              1,069,421
-------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings                                                                           131,030                 51,895
Long-term borrowings                                                                            375,074                464,864
Junior subordinated notes held by subsidiary trusts                                              29,307                 29,263
Accrued expenses and other liabilities                                                           18,169                 18,225
-------------------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                              1,649,002              1,633,668
-------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
Common stock, no par value, 24,000,000 shares authorized, 10,859,881 shares issued at June 30, 2005 and 10,850,641 shares issued
       at December 31, 2004, including shares in treasury                                       162,343                162,284
Retained earnings                                                                                24,454                 18,442
Accumulated comprehensive income, net of deferred income taxes                                    3,848                  4,958
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                190,645                185,684
Treasury stock, at cost, 448,002 shares at June 30, 2005 and 415,539 shares
       at December 31, 2004                                                                     (11,192)               (10,266)
-------------------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                                       179,453                175,418
-------------------------------------------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity                             $       1,828,455      $       1,809,086
===============================================================================================================================
See notes to the consolidated unaudited financial statements





                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)                        For the Three Months             For the Six Months
                                                                        Ended June 30,                  Ended June 30,
                                                                      2005           2004              2005           2004
Interest Income:
  Interest and fees on loans                                     $     16,677   $      14,603     $     32,973   $     29,247
  Interest on taxable investment securities                             6,011           5,833           11,670         12,004
  Interest on tax-exempt investment securities                            691             699            1,367          1,410
  Other interest income                                                    18              10               30             70
------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                             23,397          21,145           46,040         42,731
------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
  Interest on deposits                                                  5,589           4,159           10,694          7,959
  Interest on short-term borrowings                                       726             191            1,272            468
  Interest on long-term borrowings                                      3,552           3,517            7,234          6,895
  Interest on junior subordinated notes held by subsidiary                614             581            1,212          1,164
  trusts
------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                            10,481           8,448           20,412         16,486
------------------------------------------------------------------------------------------------------------------------------
         Net interest income                                           12,916          12,697           25,628         26,245
Provision for loan losses                                                  40             616              981          1,410
------------------------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses           12,876          12,081           24,647         24,835
------------------------------------------------------------------------------------------------------------------------------
Other Income:
  Service charges on deposit accounts                                   2,472           2,459            4,746          4,712
  Investment and insurance commissions                                  2,266           1,428            4,920          1,727
  Income from fiduciary activities                                        915             812            1,672          1,586
  Electronic banking income                                               734             623            1,381          1,146
  Business owned life insurance                                           437             506              891            922
  Mortgage banking income                                                 264             283              381            482
  Gain on securities transactions                                           3               5              236             37
  Gain on asset disposals                                                 113              17              121             47
  Other                                                                   114             134              338            495
------------------------------------------------------------------------------------------------------------------------------
         Total other income                                             7,318           6,267           14,686         11,154
------------------------------------------------------------------------------------------------------------------------------
Other Expenses:
  Salaries and employee benefits                                        6,658           5,819           13,344         11,208
  Net occupancy and equipment                                           1,338           1,289            2,627          2,510
  Amortization of other intangible assets                                 674             526            1,362            927
  Data processing and software                                            463             441              924            913
  Professional fees                                                       550             411            1,215            867
  Marketing                                                               408             402              789            510
  Bankcard costs                                                          305             378              587            702
  Franchise tax                                                           418             371              829            712
  Other                                                                 2,048           1,894            3,932          3,472
------------------------------------------------------------------------------------------------------------------------------
         Total other expenses                                          12,862          11,531           25,609         21,821
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                              7,332           6,817           13,724         14,168
Income taxes                                                            2,033           1,764            3,733          3,749
------------------------------------------------------------------------------------------------------------------------------
Net income                                                       $      5,299   $       5,053     $      9,991   $     10,419
===============================================================================================================================

Earnings per share:
  Basic                                                          $       0.51   $        0.48     $       0.96   $       0.98
------------------------------------------------------------------------------------------------------------------------------
  Diluted                                                        $       0.50   $        0.47     $       0.95   $       0.97
------------------------------------------------------------------------------------------------------------------------------

Weighted-average number of shares outstanding:
  Basic                                                            10,405,989      10,603,510       10,412,552     10,581,879
------------------------------------------------------------------------------------------------------------------------------
  Diluted                                                          10,541,774      10,766,289       10,549,868     10,787,867
------------------------------------------------------------------------------------------------------------------------------

Cash dividends declared                                          $      1,990   $       1,937     $      3,979   $      3,837
------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                                $       0.19   $        0.18     $       0.38   $       0.36
------------------------------------------------------------------------------------------------------------------------------

See notes to the consolidated unaudited financial statements



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Dollars in Thousands, except Per Share Data)                                              Accumulated
                                                       Common Stock          Retained     Comprehensive     Treasury
                                                   Shares         Amount     Earnings        Income          Stock          Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                       10,850,641   $  162,284  $  18,442   $      4,958    $   (10,266)   $    175,418
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                    9,991                                         9,991
Other comprehensive loss, net of tax                                                        (1,110)                        (1,110)
Cash dividends declared of $0.38 per share                                   (3,979)                                       (3,979)
Purchase of treasury stock, 62,528 shares                                                                  (1,674)         (1,674)
Exercise of common stock options (reissued
   25,403 treasury shares)                                          (307)                                     632             325
Tax benefit from exercise of stock options                           114                                                      114
Issuance of common stock under dividend
   reinvestment plan                                  9,240          249                                                      249
Issuance of common stock related to acquisition
   of Putnam Agency, Inc. (reissued 4,662
   treasury shares)                                                    3                                      116             119
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2005                           10,859,881   $  162,343  $  24,454   $     3,848    $    (11,192)   $    179,453
-----------------------------------------------------------------------------------------------------------------------------------



                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)                                                       For the Three Months       For the Six Months
                                                                                Ended June 30,            Ended June 30,
                                                                                2005         2004         2005         2004
Net income                                                                  $    5,299   $    5,053   $    9,991   $   10,419
Other comprehensive income (loss):
   Unrealized gain (loss) on available-for-sale securities arising in the        4,816      (15,960)      (1,450)      (8,739)
   period
   Less: reclassification adjustment for net securities gains included in            3            5          236           37
   net income
   Unrealized (loss) gain on cash flow hedge derivatives arising in the            (22)          17          (22)          21
   period
------------------------------------------------------------------------------------------------------------------------------
     Total other comprehensive income (loss)                                     4,791      (15,948)      (1,708)      (8,755)
      Income tax (expense) benefit                                              (1,677)       5,582          598        3,064
------------------------------------------------------------------------------------------------------------------------------
         Total other comprehensive income (loss), net of tax                     3,114      (10,366)      (1,110)      (5,691)
------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                                           $    8,413   $   (5,313)  $    8,881   $    4,728
------------------------------------------------------------------------------------------------------------------------------

See notes to the consolidated unaudited financial statements



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                                                   For the Six Months
                                                                                           Ended June 30,
                                                                                      2005                  2004
Net cash provided by operating activities                                       $       24,955        $       18,142

Cash flows from investing activities:
     Purchases of available-for-sale securities                                        (59,112)              (87,978)
     Proceeds from sales of available-for-sale securities                                  596                 2,065
     Proceeds from maturities of available-for-sale securities                          55,110                78,109
     Net increase in loans                                                             (23,650)              (22,099)
     Net expenditures for premises and equipment                                        (2,925)               (1,797)
     Net proceeds from sales of other real estate owned                                    973                    11
     Business acquisitions, net of cash received                                          (668)               (6,948)
     Investment in business owned life insurance                                             -               (20,000)
     Investment in limited partnership and tax credit funds                             (3,518)               (2,672)
---------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                                (33,194)              (61,309)


Cash flows from financing activities:
     Net increase in non-interest-bearing deposits                                         291                 3,626
     Net increase (decrease) in interest-bearing deposits                               26,045               (18,372)
     Net increase in short-term borrowings                                              79,135                 5,185
     Proceeds from long-term borrowings                                                      -                52,500
     Payments on long-term borrowings                                                  (89,789)               (7,021)
     Cash dividends paid                                                                (3,629)               (3,563)
     Purchase of treasury stock                                                         (1,674)               (7,857)
     Proceeds from issuance of common stock                                                325                   562
---------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                             10,704                25,060
---------------------------------------------------------------------------------------------------------------------
                  Net increase (decrease) in cash and cash equivalents                   2,465               (18,107)
Cash and cash equivalents at beginning of period                                        31,449                73,426
---------------------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                    $       33,914        $       55,319
---------------------------------------------------------------------------------------------------------------------


Supplemental cash flow information:
     Interest paid                                                              $       20,924        $       16,325
---------------------------------------------------------------------------------------------------------------------
     Income taxes paid                                                          $        1,392        $            -
---------------------------------------------------------------------------------------------------------------------

 See notes to the consolidated unaudited financial statements


NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. Basis of Presentation:
   ---------------------
    The accounting and reporting policies of Peoples Bancorp Inc. ("Peoples Bancorp") and Subsidiaries (collectively, "Peoples") conform to accounting principles generally accepted in the United States ("US GAAP") and to general practices within the financial services industry. Peoples considers all of its principal activities to be financial services related. The accompanying unaudited consolidated financial statements of Peoples reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. To conform to the 2005 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income or stockholders' equity. Results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

    Certain information and footnotes typically included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The balance sheet at December 31, 2004, contained herein has been derived from the audited balance sheet included in Peoples Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 ("2004 Form 10-K"). These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2004 Form 10-K.

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


2. New Accounting Pronouncements:
   -----------------------------
    On June 1, 2005, the Financial Accounting Standards Board ("FASB ") issued Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle, as well as changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations or liquidity.

    On December 16, 2004, the FASB issued a revision of Statement No. 123, "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires the compensation cost relating to share-based payment transactions to be recognized in financial statements based on the fair value of the equity or liability instruments issued. SFAS 123(R) replaces SFAS 123 and supercedes APB Opinion
    25. SFAS 123 (R) was originally effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 15, 2005, the SEC adopted a new rule that amends the compliance date for SFAS 123 (R) to allow public companies that do not file as small business issuers to implement SFAS 123 (R) at the beginning of their next fiscal year that begins after June 15, 2005. For Peoples, SFAS 123(R) now becomes effective for the fiscal year beginning January 1, 2006. Upon adoption, management expects Peoples to recognize compensation expense similar to the pro forma amounts disclosed in Note 3.

    In March 2004, the FASB Emerging Issues Task Force ("EITF") released Issue 03-01, "Meaning of Other-Than-Temporary Impairment" ("Issue 03-01"), which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position ("FSP") EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-01. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. On June 29, 2005, the FASB staff issued FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which replaces the guidance on the meaning of other-than-temporary impairment in Issue 03-01 with reference to existing guidance. Under FSP FAS 115-1, an impairment loss should be recognized no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP FAS 115-1 is effective for other-than-temporary impairment analysis conducted for periods beginning after September 15, 2005. Management does not anticipate the adoption of FSP FAS 115-1 will have a material impact on financial condition, the results of operations or liquidity.


3. Stock-Based Compensation:
   ------------------------
    Peoples accounts for stock-based compensation using the intrinsic value method. Under the provisions of Peoples Bancorp's stock option plans, the option price per share granted cannot be less than the fair market value of the underlying common shares on the date of grant. As a result, Peoples does not recognize any stock-based employee compensation expense in net income. The following table illustrates the effect on net income and earnings per share had Peoples applied fair value recognition to stock-based employee compensation, assuming the estimated fair value of the options as of the grant date is amortized to expense over the vesting period:


(Dollars in Thousands, except Per Share Data)                  Three Months Ended            Six Months Ended
                                                                    June 30,                     June 30,
                                                                2005           2004           2005          2004

Net Income, as reported                                     $    5,299     $    5,053     $    9,991     $  10,419
Deduct: stock-based compensation expense determined
     under fair value based method, net of tax                     114            116            259           250
-------------------------------------------------------------------------------------------------------------------
Pro forma net income                                        $    5,185     $    4,937     $    9,732     $  10,169
-------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share:
     As reported                                            $     0.51     $     0.48     $     0.96     $    0.98
-------------------------------------------------------------------------------------------------------------------
     Pro forma                                              $     0.50     $     0.47     $     0.93     $    0.96
-------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share:
     As reported                                            $     0.50     $     0.47     $     0.95     $    0.97
-------------------------------------------------------------------------------------------------------------------
     Pro forma                                              $     0.49     $     0.46     $     0.92     $    0.94
-------------------------------------------------------------------------------------------------------------------


    The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                           2005         2004
Risk-free interest rate                                       3.91%        4.39%
Dividend yield                                                2.50%        2.83%
Volatility factor of the market price of parent stock         27.0%        29.5%
Weighted-average expected life of options                 7.4 years    7.0 years


4. Employee Benefit Plans:
   ----------------------
    Components of Net Periodic Benefit Costs
    Peoples Bancorp sponsors a noncontributory defined benefit pension plan and a contributory postretirement benefit plan. The following table details the components of the net periodic benefit cost for both plans:


    PENSION BENEFITS:
                                      For the Three Months        For the Six Months
                                         Ended June 30,             Ended June 30,
(Dollars in Thousands)                     2005         2004         2005          2004
Service cost                          $     223   $      239    $     455    $      451
Interest cost                               201          201          408           386
Expected return on plan assets             (312)        (259)        (591)         (486)
Amortization of transition asset              -            -            -             -
Amortization of prior service cost            -            1            1             2
Amortization of net loss                     55           60          117           104
----------------------------------------------------------------------------------------
Net periodic benefit cost             $     167   $      242    $     390    $      457
----------------------------------------------------------------------------------------


    POSTRETIREMENT BENEFITS:
                                      For the Three Months        For the Six Months
                                         Ended June 30,             Ended June 30,
(Dollars in Thousands)                     2005         2004         2005          2004
Service cost                          $       -   $        -    $       -    $        -
Interest cost                                 7            9           16            18
Expected return on plan assets                -            -            -             -
Amortization of transition asset              -            -            -             -
Amortization of prior service cost            2            3            5             6
Amortization of net (gain) loss              (2)           -            1             -
----------------------------------------------------------------------------------------
Net periodic benefit cost             $       7   $       12    $      22    $       24
----------------------------------------------------------------------------------------


    EMPLOYER CONTRIBUTIONS:
    Through June 30, 2005, Peoples made contributions totaling $1.5 million to its defined benefit pension plan for the current year, as recommended by the Retirement Plan Committee and authorized by the Board of Directors of Peoples Bancorp.

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows:

                                                                    At or For the Three                    At or For the Six
                                                                   Months Ended June 30,                 Months Ended June 30,
    SIGNIFICANT RATIOS                                           2005               2004             2005                 2004
    Return on average equity                                      12.04 %            11.83 %           11.45 %             12.17 %
    Return on average assets                                       1.17 %             1.17 %            1.11 %              1.21 %
    Net interest margin (a)                                        3.32 %             3.39 %            3.29 %              3.48 %
    Non-interest income leverage ratio (b)                        59.09 %            56.75 %           59.10 %             51.98 %
    Efficiency ratio (c)                                          59.40 %            56.87 %           59.50 %             55.09 %
    Average stockholders' equity to average assets                 9.75 %             9.92 %            9.72 %              9.95 %
    Average loans to average deposits                             92.71 %            89.39 %           93.52 %             88.97 %
    Cash dividends to net income                                  37.55 %            38.33 %           39.83 %             36.83 %
    --------------------------------------------------------------------------------------------------------------------------------

    ASSET QUALITY RATIOS (end of period)
    Nonperforming loans as a percent of total loans (d)            0.74 %             0.62 %            0.74 %              0.62 %
    Nonperforming assets as a percent of total assets (e)          0.44 %             0.35 %            0.44 %              0.35 %
    Allowance for loan losses to total loans                       1.42 %             1.57 %            1.42 %              1.57 %

    --------------------------------------------------------------------------------------------------------------------------------

    CAPITAL RATIOS (end of period)
    Tier I capital ratio                                          11.21 %            12.27 %           11.21 %             12.27 %
    Risk-based capital ratio                                      12.57 %            13.58 %           12.57 %             13.58 %
    Leverage ratio                                                 7.78 %             8.17 %            7.78 %              8.17 %

    --------------------------------------------------------------------------------------------------------------------------------

    PER SHARE DATA
    Earnings per share - basic                            $        0.51      $        0.48    $         0.96       $        0.98
    Earnings per share - diluted                                   0.50               0.47              0.95                0.97
    Cash dividends declared per share                              0.19               0.18              0.38                0.36
    Book value per share (end of period)                          17.24              16.01             17.24               16.01
    Tangible book value per share (end of period) (f)     $       10.46      $        9.86    $        10.46       $        9.86
    Weighted average shares outstanding - Basic              10,405,989         10,603,510        10,412,552          10,581,879
    Weighted average shares outstanding - Diluted            10,541,774         10,766,289        10,549,868          10,787,867
    Common shares outstanding at end of period               10,411,879         10,602,767        10,411,879          10,602,767

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

INTRODUCTION
The following discussion and analysis of the unaudited consolidated financial statements of Peoples is presented to provide insight into management's assessment of the financial condition and results of operations. Peoples Bancorp's primary subsidiaries are Peoples Bank, National Association ("Peoples Bank"), Peoples Investment Company, PEBO Capital Trust I and PEBO Capital Trust
II. Peoples Bank also operates Peoples Insurance Agency, Inc. ("Peoples Insurance"), PBNA L.L.C. and Peoples Loan Services, Inc. Peoples Investment Company also owns Peoples Capital Corporation.

Peoples Bancorp is a financial holding company subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. As a financial holding company, the activities of Peoples Bancorp and its subsidiaries are limited to those deemed financial in nature by the Federal Reserve Board and complementary to financial activities, including securities and insurance activities, sponsoring mutual funds and investment companies, and merchant banking. In addition, the Federal Reserve Board has adopted risk-based capital guidelines for financial holding companies and their banking subsidiaries. Failure to maintain the "well-capitalized" standard or the other criteria for a financial holding company or its banking subsidiaries may result in requirements to correct the deficiency or limit activities to those generally allowed bank holding companies.

Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency. Peoples Bank offers financial products and services through 50 financial service locations and 34 ATMs in Ohio, West Virginia and Kentucky. Peoples Bank's Internet-banking service, Peoples OnLine Connection, can be found on the Internet at www.peoplesbancorp.com (this uniform resource locator (URL) is an inactive, textual reference only). Peoples Bank provides an array of financial products and services to customers that include traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. Peoples provides services through traditional walk-in offices and automobile drive-in facilities, automated teller machines, banking by phone, and the Internet.

Peoples Bank also makes available other financial services through Peoples Financial Advisors, which provides customer-tailored services for fiduciary needs, investment alternatives, financial planning, retirement plans and other asset management needs. Brokerage services are offered exclusively through Raymond James Financial Services, Inc., member NASD/SIPC and an independent broker/dealer located at Peoples Bank offices. Peoples Bank also offers a full range of life, health, property and casualty insurance products to customers in Peoples' markets through Peoples Insurance Agency, Inc.

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

References will be found in this Form 10-Q to the following significant events that have impacted or are expected to impact Peoples' results of operations:

o Peoples completed the acquisition of certain assets of, and assumed certain liabilities from, Putnam Agency, Inc. ("Putnam") on April 30, 2004, and the acquisition of Barengo Insurance Agency, Inc. ("Barengo") through a merger effective on May 28, 2004, (collectively, the "Insurance Agency Acquisitions"). In addition, Peoples Bank acquired two full-service banking offices in the Ashland, Kentucky area at the close of business on December 3, 2004 (the "Ashland Banking Acquisition"). In conjunction with the Ashland Banking Acquisition, Peoples Bank consolidated two of its then existing offices in the Ashland area market into other Peoples Bank offices and closed one of the acquired offices.

o On December 10, 2004, Peoples Bancorp announced the authorization to repurchase up to 525,000, or approximately 5%, of Peoples Bancorp's outstanding common shares in 2005 from time to time in open market or privately negotiated transactions (the "2005 Stock Repurchase Program"). Any repurchased common shares will be held as treasury shares and are anticipated to be used for future exercises of options granted under Peoples Bancorp's stock option plans, future issuances of common shares in connection with Peoples Bancorp's deferred compensation plans, and other general corporate purposes. Through June 30, 2005, Peoples Bancorp had repurchased a total of 59,700 common shares (or 11% of the total authorized) under the 2005 Stock Repurchase Program, at an average price of $26.78 per share.

The following is a summary of significant events during the second quarter of 2005 that resulted in changes to the management of Peoples:

         On May 31, 2005, Robert E. Evans retired and resigned from his position as Chief Executive Officer, and as an employee, of each of Peoples Bancorp and Peoples Bank. Mr. Evans continued to serve as Chairman of the Board and a non-employee director of each Peoples Bancorp and Peoples Bank. Also on May 31, 2005, the Board of Directors of Peoples Bancorp ("Peoples Bancorp Board"), upon the recommendation of the Compensation Committee, approved the payment of a monthly fee of $8,333.33 to Mr. Evans in his capacities as Chairman of the Board of Peoples Bancorp and of Peoples Bank, effective June 1, 2005. As part of the succession plan announced in February 2005, Mark F. Bradley was named President and Chief Executive Officer of both Peoples Bancorp and Peoples Bank effective May 31, 2005.

         On June 9, 2005, the Peoples Bancorp Board, upon the recommendation of the Compensation Committee, approved a Director Retirement Plan for the benefit of Mr. Evans in recognition of his 35 years of service with the organization and his direct responsibility for its substantial success and growth. The Director Retirement Plan was intended to provide Mr. Evans with a monthly benefit for life, commencing July 1, 2005, and a reduced monthly benefit for Mr. Evans' spouse for her life, as beneficiary. Additionally, Joseph H. Wesel was elected Chairman of the Board, pro tem. and Paul T. Theisen was elected Vice Chairman of the Board.

         On June 15, 2005, Mr. Evans passed away after a year-long illness. On June 16, 2005, the Peoples Bancorp Board reconfirmed and ratified the election of Mr. Wesel as Chairman of the Board.

The impact of these events, where significant, is discussed in the applicable sections of this management's discussion and analysis.


CRITICAL ACCOUNTING POLICIES
============================
The accounting and reporting policies of Peoples conform to generally accepted accounting principles in the United States ("US GAAP") and to general practices within the financial services industry. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples' consolidated financial statements and management's discussion and analysis.

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. Consistent with the evaluation of allowances for homogenous loans, allowances relating to the Overdraft Privilege program are based upon management's monthly analysis of accounts in the program. This analysis considers factors that could affect losses on existing accounts, including historical loss experience and length of overdraft.

There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses of $14.7 million at June 30, 2005, is adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans.

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be "other-than-temporary" results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management systematically evaluates Peoples' investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and Peoples' ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At June 30, 2005, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

Goodwill and Other Intangible Assets
------------------------------------
Over the past several years, Peoples has grown through mergers and acquisitions accounted for under the purchase method of accounting. Under the purchase method, Peoples is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. At June 30, 2005, Peoples had $10.0 million of identifiable intangible assets acquired in acquisitions, subject to amortization, and $59.7 million of goodwill, not subject to periodic amortization.

The determination of fair value and subsequent allocation of the cost of an acquired company generally requires management to make estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. In addition, the valuation and amortization of intangible assets representing the present value of future net income to be earned from customers (commonly referred to as "customer relationship intangibles" or "core deposit intangibles") requires significant judgment and the use of estimates by management. While management feels the assumptions and variables used to value recent acquisitions are reasonable, the use of different, but still reasonable, assumptions could produce materially different results.

Customer relationship intangibles are required to be amortized over their estimated useful lives. The method of amortization should reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. Since Peoples' acquired customer relationships are subject to routine customer attrition, the relationships are more likely to produce greater benefits in the near-term than in the long-term, which typically supports the use of an accelerated method of amortization for the related intangible assets. Management is required to evaluate the useful life of customer relationship intangibles to determine if events or circumstances warrant a change in the estimated life. Should management determine in future periods the estimated life of any intangible asset is shorter than originally estimated, Peoples would shorten the amortization period of that asset, which could increase future amortization expense.

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

Peoples has reviewed its recorded goodwill and concluded that no impairment existed as of June 30, 2005. However, future events could cause management to conclude that impairment indicators exist and re-evaluate goodwill. If such re-evaluation indicates impairment, Peoples would recognize the loss, if any. Any resulting impairment loss could have a material, adverse impact on Peoples' financial condition and results of operations.



                              RESULTS OF OPERATIONS


OVERVIEW OF THE INCOME STATEMENT
================================
Net income was $5,299,000 for the quarter ended June 30, 2005, up 5% compared to $5,053,000 earned in the second quarter a year ago. Diluted earnings per share were $0.50, up 6% from $0.47 in 2004's second quarter. Peoples' improved second quarter earnings are primarily attributable to increased net interest income and non-interest income of $219,000 and $1,051,000, respectively, and a $576,000 reduction in provision for loan losses when compared to the three months ended June 30, 2004.

For the six months ended June 30, 2005, net income totaled $9,991,000, or $0.95 per diluted share, versus $10,419,000, or $0.97 per diluted share, for the same period in 2004. The combination of lower net interest income of $617,000 and $3,788,000 additional non-interest expense offset increases in net revenues generated by acquisitions completed during 2004.

Net interest income totaled $12,916,000 in the second quarter of 2005, up 2% from $12,697,000 a year ago, largely attributable to an increase in earning assets that exceeded the increase in interest-bearing liabilities. Net interest margin was 3.32% for the three months ended June 30, 2005, down from 3.39% the same period in 2004. This compression is the result of increases in short-term interest rates without comparable increases in long-term rates. Compared to the first quarter of 2005, both net interest income and margin improved in the second quarter, primarily the result of improved asset yields and changes in the mix of funding sources due to an increase in both lower-cost and non-interest-bearing deposits. Through six months in 2005, net interest income was $25,628,000 and net interest margin was 3.29%, compared to $26,245,000 and 3.48%, respectively, for the first six months of 2004.

Other income was $7,318,000 for the second quarter of 2005, up 17% from $6,267,000 for the same period a year ago. On a year-to-date basis through June 30, 2005, other income was $14,686,000 versus $11,154,000 in 2004, a 32%
increase. Revenues attributable to the Insurance Agency Acquisitions accounted for nearly all of these increases. In the second quarter of 2005, other expense was $12,862,000 versus $11,531,000 in 2004's second quarter. Operating costs attributable to the Insurance Agency Acquisitions comprised 73% of this increase. Higher salaries and benefits and professional fees also contributed to the increase. Second quarter 2005 non-interest expense was up only 1% compared to the first quarter of 2005. For the six months ended June 30, 2005, other expense totaled $25,609,000 compared to $21,821,000 a year ago, with the Insurance Agency Acquisitions the primary reason for the increase.


INTEREST INCOME AND EXPENSE
===========================
Peoples earns interest income from loans, investment securities and short-term investments and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue. Management periodically adjusts the mix of assets and liabilities that are within its control, as well as the expected rates to be earned or paid on those assets and liabilities, in an attempt to manage and improve net interest income. However, factors that influence market interest rates, such as interest rate changes by the Federal Reserve Open Market Committee and Peoples' competitors, may negate any adjustments management is able to make. Consequently, a volatile rate environment or extended periods of unusually low or high interest rates can make it extremely difficult to manage net interest margin and income in the short-term, much less be effective at anticipating and repositioning the balance sheet for future changes.

For the quarter ended June 30, 2005, net interest income totaled $12,916,000, up 2% from $12,697,000 a year ago. This improvement was largely attributable to increased interest income from additional earning assets that exceeded the interest expense from increases in average interest-bearing liabilities. The increase in earning assets was driven by a $104 million increase in average loans over the same quarter last year. Compared to the first quarter of 2005, net interest income was up 2%, primarily the result of improved asset yields. However, net interest income was down 2% to $25,628,000 through six months of 2005, compared to $26,245,000 for the same period in 2004, due to increased interest expense that was greater than the corresponding increase in interest income.

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


                                                   For the Three Months Ended                 For the Six Months Ended
                                             June 30,       March 31,       June 30,                  June 30,
(Dollars in Thousands)                           2005          2005            2004              2005            2004

Net interest income, as reported            $     12,916   $     12,712   $      12,697     $      25,628   $      26,245
Taxable equivalent adjustments                       401            394             409               796             824
--------------------------------------------------------------------------------------------------------------------------
Fully-tax equivalent net interest income    $     13,317         13,106   $      13,106     $      26,424   $      27,069
==========================================================================================================================
Average earning assets                      $  1,610,024   $  1,611,019   $   1,550,370     $   1,610,513   $   1,562,748
==========================================================================================================================
Net interest margin                                3.32%          3.27%           3.39%             3.29%           3.48%
==========================================================================================================================

Short-term interest rates continue to increase without comparable increases in longer-term rates. This flattening of the yield curve, coupled with intense competition for loans and deposits, has compressed net interest margin for many financial institutions, including Peoples, due to the cost of funds rising at a faster pace than the yield on earnings assets. These factors resulted in lower net interest margin versus the same periods in 2004. However, Peoples' net interest margin improved 5 basis points in the second quarter of 2005 compared to the first quarter of 2005, largely attributable to the combination of improved asset yields and an increase in both lower-cost and non-interest-bearing deposits. In the second quarter of 2005, the FTE yield on earning assets was 5.92%, compared to 5.76% in the prior quarter and 5.57% in 2004's second quarter, while Peoples' cost of funds was 2.87%, 2.75% and 2.40% for the same periods, respectively.

Net loans comprise the largest portion of Peoples' earning assets, averaging $1.01 billion in the first and second quarters of 2005, compared to $905.7 million in the second quarter of 2004. In the first half of 2005, net loans averaged $1.01 billion, up from $901.5 million through six months of 2004. The higher volume of loans in 2005 is largely the result of internal loan originations, primarily commercial loans, and loans acquired in the Ashland Banking Acquisition. For the three months ended June 30, 2005, the FTE yield on net loans was 6.63%, versus 6.53% and 6.48% for the first quarter of 2005 and second quarter of 2004, respectively. On a year-to-date basis, net loan yields improved to 6.58% in 2005 from 6.53% in 2004. The Federal Reserve's action to increase interest rates has allowed loan yields to stabilize, although competition for commercial loans and prepayments of higher rate loans, primarily commercial loans, have tempered the improvement in loan yields due to these rate pressures.

Investment securities averaged $597.6 million in the second quarter of 2005, down from $599.5 million last quarter and $639.7 million a year ago, with FTE yields of 4.73%, 4.47% and 4.32%, respectively. For the six months ended June 30, 2005, average investment securities were $598.5 million, with a FTE yield of 4.60% versus $645.2 million and 4.39% for the same period in 2004. The decrease in average balances from a year ago is largely attributable to management using a portion of the principal runoff to manage liquidity, fund loan growth and for other corporate purposes. Management anticipates maintaining, or slightly growing, the investment portfolio in the second half of 2005, depending on loan growth and other corporate liquidity needs.

Peoples' interest-bearing liabilities averaged $1.46 billion in the first and second quarters of 2005 compared to $1.41 billion for the second quarter of 2004. Traditional deposits comprise the majority of Peoples' interest-bearing liabilities, averaging $946.6 million for the quarter ended June 30, 2005, compared to $929.7 million in the first quarter of 2005 and $887.2 million in 2004's second quarter. The higher volume of deposits from a year ago was due primarily to deposits acquired in the Ashland Banking Acquisition and additional brokered deposits, while higher public funds and interest-bearing transaction account balances were the key drivers of the increase from the prior quarter. For the quarter ended June 30, 2005, the average cost of funds from interest-bearing deposits was 2.37%, up from 2.23% and 1.88% for the prior quarter and second quarter of 2004, respectively.

Peoples also utilizes a variety of borrowings as complementary funding sources to traditional deposits. For the three months ended June 30, 2005, total borrowed funds averaged $512.9 million compared to $531.5 million for the first quarter of 2005 and $518.8 million a year ago. The lower volume of borrowed funds in the second quarter of 2005 was due to deposit growth, which allowed Peoples to reduce borrowings. Peoples' overall cost of borrowed funds increased to 3.80% from 3.66% last quarter and 3.29% in the second quarter of 2004, due to higher short-term rates resulting from the Federal Reserve's actions to increase the Federal Funds rate.

Peoples' main source of borrowed funds is short- and long-term advances from the FHLB. Short-term FHLB borrowings averaged $85.1 million in the second quarter of 2005 compared to $76.5 million last quarter and $63.3 million a year ago, with an average cost of 2.94%, 2.49% and 1.03% for the same periods, respectively. Long-term FHLB borrowings averaged $204.8 million in the second quarter of 2005, down from $208.5 million in the first quarter of 2005, and up from $170.3 million a year ago, with an average cost of 4.11%, 4.10% and 4.24% for the same periods, respectively. These changes in average balance and cost reflect management's continued use of FHLB borrowings, to fund asset growth and manage interest rate sensitivity. Additionally, management has match-funded selected three- and five-year adjustable rate commercial loans using long-term FHLB advances with similar amortization and repricing characteristics. Management may continue to use longer-term borrowings, when deemed desirable, to as a hedge against rising interest rates. Additional information regarding Peoples' advances from the FHLB can be found later in this Discussion under the caption "FINANCIAL CONDITION-Funding Sources".

In addition to FHLB borrowings, Peoples also accesses national market repurchase agreements to diversify funding sources. In the second quarter of 2005, wholesale market term repurchase agreements averaged $162.5 million compared to $186.5 million for the prior quarter and $223.5 million for the second quarter of 2004. On a year-to-date basis, average wholesale repurchase agreements were $174.4 million in 2005 versus $219.9 million in 2004. These decreases were attributable to Peoples replacing matured agreements with short-term FHLB advances, with rates similar to the matured agreements, rather than extending maturities at higher rates. The average cost of wholesale repurchase agreements was 3.12% in the second quarter of 2005, up from 3.04% and 2.85% for the first quarter of 2005 and second quarter of 2004, respectively. For the six months ended June 30, 2005, the average cost was 3.08% compared to 2.89% for the same period in 2004.

Even with the challenges of the current interest rate environment and intense competition for loans and deposits, Peoples has experienced some improvement in asset yields in the second quarter of 2005 due to repricing of variable rate loans and reinvestments of investment portfolio cash flows into higher yielding securities. Management continues its efforts to position Peoples' balance sheet for the expected increases in rates during the second half of 2005. Based on Peoples' interest rate risk position and asset-liability simulations at June 30, 2005, management believes additional interest rate increases could cause net interest income to increase modestly; however, the flattening yield curve and certain strategic actions, such as the match-funding of longer-term loan commitments, could mitigate any projected improvement. Peoples' net interest margin and income remain difficult to predict, and to manage, since changes in market interest rates and the timing of these changes remain uncertain and fierce competition for loans and deposits puts pricing pressure on both sides of the balance sheet.


PROVISION FOR LOAN LOSSES
=========================
In the second quarter of 2005, Peoples' provision for loan losses was $40,000, compared to $616,000 a year ago, and $941,000 in the first quarter of 2005. For the six months ended June 30, 2005, the provision for loan losses was $981,000 versus $1,410,000 for the first six months of 2004. The lower provisions were based on management's quarterly evaluation of loss factors and are reflective of Peoples' recent loss experience and recoveries of previously charged-off loans during the second quarter.

As previously reported, the first quarter of 2005 provision included $500,000 for a group of loans comprising a $2.7 million commercial relationship that management determined was impaired. This level of provision was based on management's initial evaluation of the financial condition of the borrowers and value of the collateral when the impairment was determined in late April 2005. As part of management's ongoing loan review process, the loans in this relationship were charged-down $518,000 in the second quarter. Additional information regarding this relationship can be found later in this discussion under the caption "FINANCIAL CONDITION-Allowance for Loan Losses".

When expressed as a percentage of average loans, the provision for loan losses was 0.10% through six months of 2005 compared to 0.15% for the same period in 2004. Future provisions will continue to be based on management's quarterly analysis described in the "Critical Accounting Policies" section of this discussion.


NON-INTEREST INCOME
===================
Peoples generates non-interest income from six primary sources: deposit account service charges, investment and insurance commissions, fiduciary activities, electronic banking ("e-banking"), mortgage banking and business owned life insurance ("BOLI"). Non-interest income grew 17% in the second quarter of 2005 to $7,318,000, from $6,267,000 a year ago. Through six months of 2005, non-interest income improved to $14,686,000, up 32% from $11,154,000 for the same period in 2004. Increased insurance revenues, due in part to the timing of the Insurance Agency Acquisitions in the second quarter of 2004, comprised most of these increases. Compared to the first quarter of 2005, non-interest income was down slightly, as increases in nearly every major non-insurance revenue source were offset by lower insurance commissions attributable to annual contingency income from insurance operations of $481,000 recognized in the first quarter.

Service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided, comprised the largest source of non-interest revenue in the second quarter of 2005, totaling $2,472,000 versus $2,459,000 in 2004's second quarter. Deposit account service charges were $4,746,000 on a year-to-date basis, compared to $4,712,000 last year. The following table details Peoples' deposit account service charges:


                                                 For the Three Months Ended              For the Six Months Ended
                                            June 30,      March 31,      June 30,                June 30,
(Dollars in Thousands)                         2005           2005          2004            2005           2004

Overdraft fees                             $     1,722   $      1,430  $      1,657     $     3,152   $       3,037
Non-sufficient funds fees                          464            394           482             858             878
Other fees and charges                             286            450           320             736             797
--------------------------------------------------------------------------------------------------------------------
Total                                      $     2,472   $      2,274  $      2,459     $     4,746   $       4,712
====================================================================================================================

Insurance and investment commissions were up 59% in the second quarter of 2005 and 185% on a year-to-date basis compared to the same periods in 2004. These increases were the result of the timing of the Insurance Agency Acquisitions in mid-2004. Compared to the first quarter of 2005, insurance and investment commissions were down 15% due to Peoples recognizing contingency income of $481,000 in that quarter, compared to only $30,000 in the second quarter. The following table details Peoples' insurance and investment commissions:



                                                 For the Three Months Ended              For the Six Months Ended
                                            June 30,      March 31,      June 30,                June 30,
(Dollars in Thousands)                         2005           2005          2004            2005           2004

Property and casualty insurance            $     1,891   $      2,331  $      1,116     $     4,222   $       1,224
Life and health insurance                          127            141            78             268             105
Brokerage                                          104             94           115             198             216
Fixed annuities                                    104             58            55             162             111
Credit life and A&H insurance                       40             30            64              70              71
--------------------------------------------------------------------------------------------------------------------
Total                                      $     2,266   $      2,654  $      1,428     $     4,920   $       1,727
====================================================================================================================

Peoples offers various e-banking services, including ATM and debit cards, direct deposit services and Internet banking, as alternative delivery channels to traditional sales offices, for providing services to clients. For the quarter ended June 30, 2005, e-banking income was $734,000 compared to $647,000 in the prior quarter and $623,000 in 2004's second quarter, increases of $87,000 (or 13%) and $111,000 (or 18%), respectively. Peoples' e-banking revenues have remained strong due in large part to an increase in the number of debit cards issued to customers and higher volumes of debit card activity. At June 30, 2005, Peoples had 78,027 cards issued, with 49% of all eligible deposit accounts having a debit card, compared to 61,270 cards and a 45% penetration rate a year ago. Peoples' customers used their debit cards to complete $76 million of transactions in through six months of 2005, up 31% from $58 million a year ago.

Peoples' fiduciary revenues totaled $915,000 in the second quarter of 2005, compared to $812,000 a year ago and $757,000 for the first quarter of 2005. On a year-to-date basis, fiduciary revenues were $1,672,000 in 2005 versus $1,586,000 in 2004. This increase in fiduciary income is attributable to the timing of the recognition of certain fee income, due in part to a change in the fee structure of certain account types in 2004, while a modest increase in assets under management contributed to the increase from the second quarter a year ago. At June 30, 2005, Peoples Bank held trust assets with an approximate market value of $631.2 million versus $626.8 million at March 31, 2005 and $618.4 million at June 30, 2004. Peoples' future fiduciary revenues will be influenced by the relative performance of equity markets since a significant portion of fiduciary fees is based on the market value of assets managed.

Peoples' mortgage banking involves the origination and selling of long-term, fixed-rate real estate loans into the secondary market, with servicing rights retained on most loans sold. In the second quarter of 2005, mortgage banking produced revenues of $264,000 compared to $117,000 in the prior quarter and $283,000 in the second quarter of 2004. Mortgage banking income was down 21% on a year-to-date basis, totaling $381,000 in 2005 versus $482,000 in 2004. The increase in mortgage banking income from the prior quarter and decline through six months is attributable to Peoples' selling $11.6 million of fixed-rate loans, acquired in the Ashland Banking Acquisition, at net loss of $187,000 in the first quarter of 2005, due to their associated interest rate risk in the current rate environment. While future mortgage banking revenues will be largely dependent on customer demand for long-term fixed-rate mortgage loans, mortgage banking is a key part of Peoples' long-term business strategy.

Peoples' BOLI investment enhances operating efficiency by offsetting rising employee benefit costs. For the quarter ended June 30, 2005, BOLI income totaled $437,000 compared to $506,000 a year ago and $454,000 last quarter. BOLI income was $891,000 and $922,000 for the six months ended June 30, 2005 and 2004, respectively. The modest decline in BOLI income in 2005 is attributable to the impact of the flattening yield curve on the associated investment funds. Still, management believes BOLI continues to provide a better vehicle for funding future benefit costs than alternative investment opportunities with similar risk characteristics.


NON-INTEREST EXPENSE
====================
For the quarter ended June 30, 2005, non-interest expense totaled $12,862,000, up $1,331,000 (or 12%) from $11,531,000 in the same quarter a year ago. Operating expenses relating to the Insurance Agency Acquisitions, primarily salaries and benefits expense, occupancy and equipment costs and intangible amortization, accounted for 73% of this increase. Other contributing factors included increased professional fees of $139,000, primarily exam and audit fees, costs of $176,000 for the Director Retirement Plan for the benefit of former Chairman Robert E. Evans' spouse as beneficiary (included in salaries and benefits) and a $100,000 donation to establish the Robert E. Evans Education Fund (included in marketing expense). This fund was established to honor the many years of service and dedication of former Chairman and CEO Evans to both Peoples and the community, as well as recognize his focus on and passion for education. Compared to the first quarter of 2005, non-interest expense was up only $115,000 in the second quarter of 2005.

Salaries and benefits remain Peoples' largest operating expense, which is inherent in a service-based industry such as financial services, totaling $6,658,000 in the second quarter of 2005, compared to $5,819,000 for the three months ended June 30, 2004. The timing of the Insurance Agency Acquisitions accounted for $482,000 (or 58%) of this increase, with higher incentive costs based on Peoples' performance and the Director Retirement Plan expense also being significant factors. Compared to the first quarter of 2005, salaries and benefits were virtually unchanged from $6,686,000. Through six months of 2005, salaries and benefits totaled $13,344,000, up 19% from $11,208,000 in the first half of 2004, with $1.4 million (or 66%) of the increase due to the Insurance Agency Acquisitions. At June 30, 2005, Peoples had 543 full-time equivalent employees, compared to 537 at December 31, 2004 and 545 a year ago.

In the second quarter of 2005, net occupancy and equipment expenses were $1,338,000, up 4% from $1,289,000 for the same period a year ago. Net occupancy and equipment expenses totaled $2,627,000 and $2,510,000 for the six months ended June 30, 2005 and 2004, respectively. These increases resulted from additional occupancy and equipment expenses, particularly depreciation expense due to recent acquisitions.

Last year's acquisitions also caused an increase in amortization expense of customer relationship intangible assets. In the second quarter of 2005, intangible amortization was $674,000 compared to $526,000 in the second quarter of 2004. Since Peoples uses an accelerated method of amortization for existing intangible assets, amortization expense in the second quarter of 2005 was down slightly from $688,000 last quarter. Management expects slight reductions in intangible amortization in future quarters based on the intangible assets at June 30, 2005.

Professional fees, which include accounting, legal and other professional expenses, totaled $550,000 for the second quarter of 2005, compared to $411,000 for the second quarter of 2004, a 34% increase. On a year-to-date basis, professional fees were $1,215,000 through June 30, 2005, compared to $867,000 a year ago. Higher audit fees associated with the new regulatory reporting environment under Sarbanes-Oxley was the primary factor driving the increased professional fees. Compared to the first quarter of 2005, professional fees dropped 17% in the second quarter, from $665,000.

Peoples is subject to various state franchise taxes, which are based largely on Peoples Bank's equity at year-end. Franchise taxes totaled $418,000 and $829,000 for the three and six months ended June 30, 2005, respectively, compared to $371,000 for 2004's second quarter and $712,000 for the first half of 2004. These increases were primarily attributable to additional equity at Peoples Bank from the Insurance Agency Acquisitions. Management believes Peoples Bank's stronger capital level positions can provide the foundation for strategic growth. In addition, management regularly evaluates the capital position of Peoples' other direct and indirect subsidiaries and seeks to maximize Peoples' consolidated capital position through an allocation of capital which is intended to enhance profitability and shareholder value.

The non-interest leverage ratio measures the percentage Peoples' normal non-interest expense that are offset by non-interest income and is one of the performance indicators for Peoples' incentive compensation plan for senior management and certain other associates. The non-interest leverage ratio is defined as non-interest income as a percentage of operating expenses, excluding gains and losses on securities transactions, asset disposals, early debt extinguishment and sale of the credit card portfolio, as well as intangible asset amortization. The following details the components of the non-interest leverage ratio calculation:


                                                                       For the Three Months              For the Six Months
                                                                          Ended June 30,                   Ended June 30,
   (Dollars in Thousands)                                                 2005            2004             2005            2004
   Total other income, as reported                                 $     7,318     $     6,267      $    14,686     $    11,154
   Deduct: Gain on securities transactions                                   3               5              236              37
            Gain on asset disposal                                         113              17              121              47
            Recovery of loss on sale of other real estate owned              -               -                -             210
   -----------------------------------------------------------------------------------------------------------------------------
   Adjusted total other income                                           7,202           6,245           14,329          10,860
   -----------------------------------------------------------------------------------------------------------------------------

   Total other expense, as reported                                     12,862          11,531           25,609          21,821
   Deduct: Amortization of other intangible assets                         674             526            1,362             927
   -----------------------------------------------------------------------------------------------------------------------------
   Adjusted total other expense                                         12,188          11,005           24,247          20,894
   -----------------------------------------------------------------------------------------------------------------------------
   Non-interest leverage ratio                                           59.1%           56.8%            59.1%           52.0%
   -----------------------------------------------------------------------------------------------------------------------------


RETURN ON EQUITY
================
In the second quarter of 2005, Peoples' return on equity ("ROE") was 12.04% versus 10.85% last quarter and 11.83% for the second quarter a year ago. Peoples' higher earnings in the second quarter was the primary reason for the improvement in ROE, which was tempered by increased average equity of $1.2 million and $4.8 million compared to the quarters ended March 31, 2005 and June 30, 2004, respectively. ROE was 11.45% for the six months ended June 30, 2005, compared to 12.17% for the same period in 2004, with the combination of lower earnings and higher equity causing the decline in ROE. Management uses ROE to evaluate Peoples' long-term performance, but management believes earnings per share ("EPS") serves as a more meaningful measurement of short-term performance due to the volatility that can occur in equity from changes in the estimated fair values of Peoples' investment portfolio.


RETURN ON ASSETS
================
Return on assets ("ROA") was 1.17% in the second quarter of both 2005 and 2004, as the impact of Peoples' higher earnings on ROA was offset by a $79.6 million increase in average assets. On a year-to-date basis, ROA was 1.11% through June 30, 2005 versus 1.21% for the first six months of 2004. In recent years, Peoples' primary focus has shifted to EPS enhancement and ROE while reducing the emphasis on ROA as a key performance indicator. However, management continues to monitor ROA and considers it a measurement the effectiveness of Peoples' asset utilization.


INCOME TAX EXPENSE
==================
For the six months ended June 30, 2005, Peoples' effective tax rate was 27.2%, up from 26.5% a year ago. Peoples continues to make tax-advantaged investments in order to manage its effective tax rate and overall tax burden. At June 30, 2005, the amount of tax-advantaged investments totaled $56.9 million compared to $53.4 million at December 31, 2004 and $53.3 million at June 30, 2004. Depending on economic and regulatory conditions, Peoples may make additional investments in various tax credit pools and other tax-advantaged assets.



                               FINANCIAL CONDITION


OVERVIEW OF BALANCE SHEET
=========================
Total assets were $1.83 billion at June 30, 2005, compared to $1.81 billion at year-end 2004 and $1.79 billion at March 31, 2005, increases of $19.4 million and $36.8 million, respectively, largely the result of loan growth. Gross loans were up $11.0 million to $1.03 billion at June 30, 2005, from $1.02 billion at December 31, 2004, and up $21.1 million versus $1.01 billion at March 31, 2005. Investment securities totaled $603.7 million at June 30, 2005 versus $602.4 million at year-end 2004 and $592.7 million at March 31, 2005.

Total liabilities were $1.65 billion at June 30, 2005, compared to $1.63 billion at year-end 2004, an increase of $15.3 million. At June 30, 2005, deposits totaled $1.10 billion, up $26.0 million from the prior year-end, while borrowed funds declined $10.6 million to $535.4 million, from $546.0 million at December 31, 2004.

Stockholders' equity totaled $179.5 million at June 30, 2005, up $4.1 million versus $175.4 million at December 31, 2004. This increase was primarily the result of Peoples' earnings, net of dividends paid, of $6.0 million, which was partially offset by the impact of treasury stock purchases and the change in market value of the investment portfolio.


CASH AND CASH EQUIVALENTS
=========================
Peoples' cash and cash equivalents include Federal funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid. The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs. At June 30, 2005, cash and cash equivalents totaled $33.9 million, up 8% from $31.4 million at December 31, 2004. Cash and balances due from banks comprised the largest portion of Peoples' cash and cash equivalents at June 30, 2005, totaling $33.1 million, up $2.3 million from $30.7 million at December 31, 2004. This increase is due largely to additional items in the process of collection at June 30, 2005.

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


INVESTMENT SECURITIES
=====================
At June 30, 2005, the amortized cost of Peoples' investment securities totaled $597.5 million compared to $594.5 million at year-end 2004, while the market value of the investment portfolio was $603.7 million and $602.4 million for the same periods, respectively. The difference in amortized cost and market value at June 30, 2005, resulted in unrealized appreciation in the investment portfolio of $6.2 million and a corresponding increase in Peoples' equity of $4.0 million, net of deferred taxes. In comparison, the difference in amortized cost and market value at December 31, 2004, resulted in unrealized appreciation of $7.9 million and an increase in equity of $5.1 million, net of deferred taxes.

The following table details Peoples' investment portfolio, at estimated fair value:


(Dollars in Thousands)                               June 30,           March 31,        December 31,          June 30,
                                                       2005              2005                2004               2004
US Treasury securities and obligations of
     US government agencies and corporations     $         94,925    $         69,722   $         62,770   $         55,440
Obligations of states and political subdivisions           67,856              62,081             62,234             62,926
Mortgage-backed securities                                382,849             401,872            418,094            459,918
Other securities                                           58,101              59,017             59,266             60,906
----------------------------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $        603,731    $        592,692   $        602,364   $        639,190
----------------------------------------------------------------------------------------------------------------------------

Since June 30, 2004, Peoples' investment in mortgage-backed securities has declined due to management using a portion of the principal runoff to fund loan growth and other corporate purposes. Management has also reinvested some of the cash flows from mortgage-backed securities in U.S. agency securities to improve the diversification and overall performance of the investment portfolio in the expected rising rate environment. Management anticipates maintaining, or slightly growing, the investment portfolio during the remainder of 2005 depending on loan growth and other corporate liquidity needs.

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


LOANS
=====
Peoples Bank originates various types of loans, including commercial, financial and agricultural loans ("commercial loans"), real estate loans and consumer loans, focusing primarily on lending opportunities in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets. At June 30, 2005, gross loans totaled $1.03 billion, up $11.0 million since year-end 2004. This increase was the result of commercial loan growth of $31.1 million, which was partially offset by the first quarter sale of $11.6 million of fixed-rate mortgage loans, acquired in the Ashland Banking Acquisition. The following table details total outstanding loans:


(Dollars in Thousands)            June 30,         March 31,        December 31,       June 30,
                                    2005            2005                2004             2004
Commercial, mortgage            $      474,344    $      457,667   $      450,270    $     428,580
Commercial, other                      133,537           128,898          126,473          110,208
Real estate, construction               35,950            32,120           35,423           22,853
Real estate, mortgage                  330,881           334,681          349,965          304,328
Consumer                                59,365            59,634           60,927           69,587
---------------------------------------------------------------------------------------------------
     Total loans                $    1,034,077    $    1,013,000   $    1,023,058    $     935,556
---------------------------------------------------------------------------------------------------

Commercial loan balances, including loans secured by commercial real estate, totaled $607.9 million at June 30, 2005, up 5% million from $576.7 million at year-end 2004. This increase is the result of strong loan production in Peoples' new central Ohio loan production office and lending opportunities within Peoples' existing markets. Commercial loans continued to represent the largest portion of Peoples' total loan portfolio, comprising 58.8% and 56.4% of total loans at June 30, 2005, and December 31, 2004, respectively. Future commercial lending activities will be dependent on economic and related conditions, such as general demand for loans in Peoples' primary markets, interest rates offered by Peoples and Peoples' customary underwriting considerations. In addition to in-market opportunities, Peoples will continue to lend selectively to creditworthy customers outside its primary markets.

While commercial loans comprise the largest portion of Peoples' loan portfolio, residential real estate loans (whether the loans are ultimately sold into the secondary market or retained on Peoples' balance sheet) remain a major focus of Peoples' lending efforts, due in part to the opportunity to sell additional products and services to these consumers. At June 30, 2005, real estate loans, which include construction loans but exclude loans secured by commercial real estate, totaled $366.8 million compared to $385.4 million at December 31, 2004, a decrease of $18.6 million. Real estate loans comprised 35.5% of Peoples' total loan portfolio at June 30, 2005, versus 37.7% at year-end 2004. Included in real estate loans are home equity credit line balances of $46.9 million at June 30, 2005, up 7% from $43.7 million at December 31, 2004.

Peoples' real estate loan portfolio continues to be affected by customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with servicing rights retained. In the second quarter of 2005, Peoples originated 139 long-term, fixed-rate mortgage loans, with total loan amounts of $12 million, compared to 110 loans, with total loan amounts of $9 million, in the first quarter of 2005 and 141 loans, with total loan amounts of $11 million, in the second quarter of 2004. At June 30, 2005, Peoples was servicing $132.0 million of real estate loans previously sold to the secondary market compared to $106.4 million at year-end 2004. In addition, Peoples had $1.6 million of fixed-rate real estate loans held for sale to the secondary market at June 30, 2005 compared to $0.6 million at December 31, 2004. Management anticipates selling the loans held for sale at June 30, 2005, during the third quarter.

At June 30, 2005, consumer loan balances, including overdrafts, were $59.4 million, down $1.5 million since year-end 2004. Excluding overdrafts, consumer loans grew $1.9 million during the second quarter to $58.0 million, from $56.1 million. The indirect lending area represented a significant portion of Peoples' consumer loans and the second quarter growth, with balances of $23.0 million at June 30, 2005, up $1.7 million since March 31, 2005, but down $0.6 million compared to December 31, 2004, respectively. Strong competition for loans, particularly automobile loans, as well as availability of alternative credit products, such as home equity credit lines, have challenged the performance and growth of Peoples' consumer loan portfolio. Regardless of management's desire to maintain, or even grow, consumer loan balances, Peoples' commitment to quality loan origination based on sound underwriting practices and appropriate loan pricing discipline remains the paramount objective.


LOAN CONCENTRATION
==================
Peoples' largest concentration of commercial loans is credits to lodging and lodging-related companies, which comprised approximately 9.7% of Peoples' outstanding commercial loans at quarter-end, compared to 11.4% at December 31, 2004. Loans to assisted living facilities and nursing homes also represented a significant portion of Peoples' commercial loans, comprising 9.0% of Peoples' outstanding commercial loans at June 30, 2005, versus 10.2% at year-end 2004.

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


ALLOWANCE FOR LOAN LOSSES
=========================
Peoples' allowance for loan losses totaled $14.7 million, or 1.42% of total loans, at June 30, 2005, compared to $15.2 million, or 1.50%, at March 31, 2005, and $14.8 million, or 1.44%, at year-end 2004. The following table presents changes in Peoples' allowance for loan losses:


                                              Three Months Ended              Six Months Ended
                                                   June 30,                       June 30,
(Dollars in Thousands)                         2005           2004            2005           2004
Balance, beginning of period             $      15,202   $     14,774    $     14,760   $     14,575
Chargeoffs                                      (1,104)          (980)         (2,172)        (2,210)
Recoveries                                         590            283           1,159            918
-----------------------------------------------------------------------------------------------------
     Net chargeoffs                               (514)          (697)         (1,013)        (1,292)
Provision for loan losses                           40            616             981          1,410
-----------------------------------------------------------------------------------------------------
          Balance, end of period         $      14,728   $     14,693    $     14,728   $     14,693
-----------------------------------------------------------------------------------------------------

The allowance is allocated among the loan categories based upon the consistent, quarterly procedural discipline described in the "Critical Accounting Policies" section of this discussion. However, the entire allowance for loan losses is available to absorb future loan losses in any loan category. The following details the allocation of the allowance for loan losses:


 (Dollars in thousands)                    June 30,       March 31, 2005    December 31,        June 30,
                                             2005                               2004              2004
 Commercial                             $        11,884   $       12,251    $       11,751   $        11,858
 Real estate                                      1,400            1,175             1,175             1,032
 Consumer                                         1,149            1,386             1,394             1,350
 Overdrafts                                         295              269               327               347
 Credit cards                                         -              121               113               106
 ------------------------------------------------------------------------------------------------------------
      Total allowance for loan losses   $        14,728   $       15,202    $       14,760   $        14,693
 ------------------------------------------------------------------------------------------------------------

The significant allocation to commercial loans in recent periods reflects the higher credit risk associated with this type of lending and continued growth of commercial loans. In prior periods, Peoples had maintained an allowance for credit cards that reflected an estimate of the loss from the retained recourse on the business cards included in the credit card portfolio sale. This recourse arrangement expired during the second quarter of 2005, eliminating the need for an allocation for credit cards. While allocations are made to specific loans and pools of loans, the entire allowance is available for all loan losses existing as of June 30, 2005.

In the second quarter of 2005, net loan chargeoffs were $514,000, down 26% from $697,000 a year ago, but up 3% from $499,000 in the first quarter of 2005. Peoples continues to experience higher recoveries in 2005 compared to the same periods in 2004, resulting in the lower net chargeoffs. Net chargeoffs in the second quarter of 2005 were also impacted by management's ongoing review of the previously reported impaired commercial loan relationship, which resulted in a charge-down of $518,000. The following table details Peoples' net chargeoffs:


                                                   For the Three Months Ended                 For the Six Months Ended
                                             June 30,       March 31,       June 30,                  June 30,
(Dollars in Thousands)                         2005            2005           2004               2005            2004

Commercial                                  $        201   $         43   $         475     $         244   $         374
Overdrafts                                           156             88             211               244             346
Real estate                                          126            315              47               441             202
Consumer                                              45             61             (32)              106             244
 Credit card                                         (14)            (8)             (4)              (22)            126
--------------------------------------------------------------------------------------------------------------------------
Total                                       $        514   $        499   $         697     $       1,013   $       1,292
--------------------------------------------------------------------------------------------------------------------------
  As a percent of average loans  (a)               0.20%          0.20%           0.30%             0.20%           0.28%
--------------------------------------------------------------------------------------------------------------------------

(a) Presented on an annualized basis.


Asset quality remains a key focus, as management continues to stress loan underwriting quality more than loan growth. At June 30, 2005, the amount of nonperforming loans was up slightly from the prior quarter-end, due largely to the net impact of Peoples placing the remaining $2 million of commercial loans in the previously mentioned impaired commercial loan relationship on nonaccrual status, as expected, and the commercial loan comprising the entire $1.1 million of renegotiated loans at March 31, 2005, returning to performing status. Despite the higher level of nonperforming loans, Peoples' nonperforming assets decreased during the second quarter compared to March 31, 2005, due to the sale of two former banking office properties included in other real estate owned at a combined gain of $167,000. In the third quarter of 2005, management expects the $2 million of nonaccrual commercial loans in the previously mentioned impaired loan relationship to be classified as other real estate owned. The following table details Peoples' nonperforming assets:


                                                       June 30,         March 31,      December 31,        June 30,
(Dollars in Thousands)                                   2005             2005             2004              2004

Loans 90+ days past due and accruing               $          475   $            84   $          285   $           374
Renegotiated loans                                              -             1,116            1,128                 -
Nonaccrual loans                                            7,173             6,105            5,130             5,465
-----------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                              7,648             7,305            6,543             5,839
Other real estate owned                                       353               873            1,163               392
-----------------------------------------------------------------------------------------------------------------------
       Total nonperforming assets                  $        8,001   $         8,178   $        7,706   $         6,231
-----------------------------------------------------------------------------------------------------------------------

Nonperforming loans as a percent of total loans             0.74%             0.72%            0.64%             0.62%
-----------------------------------------------------------------------------------------------------------------------

Nonperforming assets as a percent of total assets           0.44%             0.46%            0.43%             0.35%
-----------------------------------------------------------------------------------------------------------------------

Allowance for loan losses as a percent of
     nonperforming loans                                   192.6%            208.1%           225.6%            251.6%
-----------------------------------------------------------------------------------------------------------------------

A loan is considered impaired when, based on current information and events, it is probable that Peoples will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. The measurement of potential impaired loan losses is generally based on the present value of expected future cash flows discounted at the loan's historical effective interest rate, or the fair value of the collateral if the loan is collateral dependent. If foreclosure is probable, impairment loss, if any, is based on the fair value of the collateral.

At June 30, 2005, the recorded investment in loans that were considered impaired was $11.9 million, of which $7.0 million were accruing interest and $4.9 million were nonaccrual loans. Included in this amount were $4.1 million of impaired loans for which the related allowance for loan losses was $1.6 million. The remaining impaired loan balances do not have a related allocation of the allowance for loan losses because the loans have previously been written-down, are well secured or possess characteristics indicative of the ability to repay the loan. For the six months ended June 30, 2005, Peoples' average recorded investment in impaired loans was approximately $10.9 million and interest income of $234,000 was recognized on impaired loans during the period, representing 0.5% of Peoples' total interest income.


FUNDING SOURCES
===============
Peoples considers a number of sources when evaluating funding needs, including but not limited to deposits, short-term borrowings, and long-term borrowings. Deposits, both interest-bearing and non-interest-bearing, continue to be the most significant source of funds for Peoples, totaling $1.10 billion at June 30, 2005, compared to $1.07 billion at December 31, 2004.

Non-interest-bearing deposits serve as a core funding source. At June 30, 2005, non-interest-bearing deposit balances totaled $153.3 million, up $0.3 million compared to the prior year-end. Since customer activity can cause significant, temporary changes in deposit balances from one period to another, management believes a comparison of average balances to be a more meaningful reflection of the trend in non-interest-bearing deposits. In the second quarter of 2005, non-interest-bearing deposits averaged $158.8 million versus $155.6 in the first quarter of 2005 and $142.9 million in the second quarter of 2004, reflecting Peoples' efforts to increase non-interest-bearing deposits. Peoples' strategies include continued emphasis on core deposit growth in products such as non-interest-bearing checking accounts.

Interest-bearing deposits totaled $942.2 million at June 30, 2005, compared to $916.4 million at December 31, 2004. This $25.8 million increase is largely the result of higher public fund balances of $19.5 million and additional brokered deposits of $14.9 million. These increases were partially offset by declines in retail certificates of deposits ("CDs") and savings balances. The following details Peoples' interest-bearing deposits:


(Dollars in Thousands)                       June 30,           March 31,         December 31,         June 30,
                                               2005                2005               2004               2004
Retail certificates of deposit            $        451,522   $        451,359   $        456,850    $       433,547
Interest-bearing transaction accounts              184,308            187,034            165,144            158,025
Savings accounts                                   145,806            151,592            157,145            178,651
Money market deposit accounts                      115,666            111,224            107,394             95,866
Brokered certificates of deposits                   44,850             44,837             29,909              9,900
--------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits     $        942,152   $        946,046   $        916,442    $       875,989
--------------------------------------------------------------------------------------------------------------------

Peoples continues to experience highly competitive pricing of CDs, which makes it difficult to maintain these balances at reasonable rates. In the first quarter of 2005, Peoples introduced its new Ultimate Freedom Checking, an interest-bearing checking product that pays a rate comparable to money market products offered by Peoples' competitors, which is designed to attract customers with higher balances. As expected, Peoples experienced declines in savings balances as customers looked for better returns in this rising rate environment.

Peoples also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy liquidity needs. At June 30, 2005, borrowed funds totaled $535.4 million, down $10.6 million (or 2%) from $546.0 million at year-end 2004, as Peoples utilized the higher deposit balances during the period to fund asset growth and repay a portion of the borrowings. The following details Peoples' short-term and long-term borrowings:


(Dollars in Thousands)                              June 30,           March 31,         December 31,         June 30,
                                                      2005                2005               2004               2004
Short-term borrowings:
  FHLB advances                                  $        111,000   $         65,300   $         37,400    $        99,700
  Retail repurchase agreements                             20,030             18,424             14,495             14,253
---------------------------------------------------------------------------------------------------------------------------
        Total short-term borrowings                       131,030             83,724             51,895            113,953

Long-term borrowings:
  FHLB advances                                  $        203,624   $        207,241   $        210,814    $       175,076
  National market repurchase agreements                   157,850            164,100            238,750            243,750
  Term note payable                                        13,600             15,300             15,300             15,300
---------------------------------------------------------------------------------------------------------------------------
        Total long-term borrowings                        375,074            386,641            464,864            434,126
---------------------------------------------------------------------------------------------------------------------------
Subordinated notes held by subsidiary trusts               29,307             29,285             29,263             29,220
---------------------------------------------------------------------------------------------------------------------------
      Total borrowed funds                       $        535,411   $        499,650   $        546,022    $       577,299
---------------------------------------------------------------------------------------------------------------------------

Peoples' short-term FHLB advances are typically overnight repo advances or variable rate cash management advances used to manage Peoples' daily liquidity needs and may be repaid, in whole or part, at anytime without a penalty. Peoples occasionally utilizes short-term, repo advances with terms of one year or less to manage its cost of funds and temporary cash needs, as appropriate. Peoples' long-term FHLB advances are primarily convertible rate advances, with the initial rate fixed for periods ranging from two to four years, depending on the specific advance. After the initial fixed-rate period, these advances are subject to conversion, at the discretion of the FHLB, to a LIBOR based, variable rate product. Peoples has the option to prepay, without penalty, any advance that has been converted or allow the borrowing to reprice. In addition to these convertible rate advances, Peoples utilizes fixed-rate, long-term FHLB advances, both amortizing and non-amortizing, to help manage its interest rate sensitivity and liquidity. Further information regarding Peoples' management of interest rate sensitivity can be found later in this discussion under "Interest Rate Sensitivity and Liquidity."

In addition to FHLB advances, Peoples accesses national market repurchase agreements to diversify its funding sources. At June 30, 2005, wholesale repurchase agreements totaled $157.9 million, down $80.9 million from $238.8 million at year-end 2004, as management chose to replace maturing repurchase agreements with short-term FHLB advances and $14.9 million of brokered deposits, which Peoples occasionally uses as an alternative funding sources to wholesale repurchase agreements. Peoples' current wholesale repurchase agreements, based on their original terms, range from two to five years. The repurchase agreements may not be repaid prior to maturity and must remain sufficiently collateralized during the entire term. As a result, a decline in the market value of the investment securities associated with these agreements would require Peoples to allocate additional investment securities to these repurchase agreements.


CAPITAL/STOCKHOLDERS' EQUITY
============================
At June 30, 2005, stockholders' equity was $179.5 million versus $175.4 million at December 31, 2004, an increase of $4.0 million (or 2%). This increase from earnings, net of dividends paid, of $6.0 million was offset by net treasury stock transactions of $1.2 million and a decline in accumulated comprehensive income of $1.1 million from a reduction in the fair value of the available-for-sale investment portfolio.

For the six months ended June 30, 2005, Peoples Bancorp declared dividends of $4.0 million, representing a dividend payout ratio of 39.8% of earnings, compared to $3.8 million and payout ratio of 36.8% a year ago. While management anticipates Peoples Bancorp continuing its 39-year history of consistent dividend growth in future periods, Peoples Bancorp's ability to pay dividends on its common shares is largely dependent upon dividends from Peoples Bank. Additionally, Peoples Bancorp has established two trust subsidiaries which have issued preferred securities. If Peoples Bancorp suspends interest payments relating to the trust preferred securities issued by either of the two trust subsidiaries, Peoples will be prohibited from paying dividends on its common shares. Peoples Bancorp or Peoples Bank may decide to limit the payment of dividends, even when the legal ability to pay them exists, in order to retain earnings for other strategic purposes.

One component of Peoples' equity is accumulated comprehensive income, net of deferred taxes, which consists of the adjustment for the net unrealized holding gains on available-for-sale securities and a cash flow hedging instrument. At June 30, 2005, accumulated comprehensive income totaled $3.8 million versus $5.0 million at December 31, 2004, a decrease of $1.2 million. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' consolidated balance sheet are more sensitive to the changing market values of investments than if the investment portfolio was classified as held-to-maturity.

At June 30, 2005, Peoples had treasury stock totaling $11.2 million, up $0.9 million from year-end 2004. Through six months of 2005, Peoples Bancorp repurchased 59,700 common shares (or 11% of the total authorized), at an average price of $26.78 per share, under the 2005 Stock Repurchase Program and 2,828 common shares, at an average price of $26.66, in conjunction with the deferred compensation plan for directors of Peoples Bancorp and its subsidiaries. During the same period, Peoples reissued 25,403 treasury shares due to stock option exercises. Peoples Bancorp anticipates repurchasing additional common shares as authorized under the 2005 Stock Repurchase Program and in compliance with applicable Federal securities laws.

Management uses the tangible equity ratio as one measure of the adequacy of Peoples' equity. The ratio, defined as tangible equity as a percentage of tangible assets, excludes the balance sheet impact of intangible assets acquired through acquisitions accounted for using the purchase method of accounting. At June 30, 2005, Peoples' tangible equity ratio was 6.20% compared to 6.00% at December 31, 2004 and 6.12% at June 30, 2004.

In addition to monitoring performance through traditional capital measurements (i.e., dividend payout ratios and ROE), Peoples has also complied with the capital adequacy standards mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Under the risk-based capital framework, a bank's balance sheet assets and credit equivalent amounts of off-balance sheet items are typically assigned to one of four broad risk categories: 0% (lowest risk), 20%, 50% or 100% (highest risk). The sum of the resulting weighted values from each of the four risk categories is used in calculating key capital ratios. At June 30, 2005, Peoples' Total Capital, Tier 1 and Leverage ratios were 12.57%, 11.21% and 7.78%, respectively, exceeding the well-capitalized standards of 10%, 6% and 5%, respectively. In addition, all three risk-based capital ratios for Peoples Bank were also well above the minimum standards for a well-capitalized institution at June 30, 2005.


INTEREST RATE SENSITIVITY AND LIQUIDITY
=======================================
While Peoples is exposed to various business risks, the risks relating to interest rate sensitivity and liquidity are typically the most complex and dynamic risks that can materially impact future results of operations and financial condition. The objective of Peoples' asset/liability management ("ALM") function is to measure and manage these risks in order to optimize net interest income within the constraints of prudent capital adequacy, liquidity and safety. This objective requires Peoples to focus on interest rate risk exposure and adequate liquidity through its management of the mix of assets and liabilities, their related cash flows and the rates earned and paid on those assets and liabilities, respectively. Ultimately, the ALM function is intended to guide management in the acquisition and disposition of earning assets and selection of appropriate funding sources.

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

Peoples has charged the ALCO with the overall management of Peoples' balance sheet mix, off-balance sheet commitments and hedging transactions related to the management of IRR. The ALCO consists of Peoples' Chief Financial Officer, President and Chief Executive Officer, and Chief Lending Officer, as well as other members of senior management. It is the ALCO's responsibility to focus on the future net interest income stream by evaluating trends and potential future events, researching alternatives, then recommending and authorizing an appropriate course of action. To this end, the ALCO has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level and amount of IRR. The objective of the IRR policy is to encourage adherence to sound fundamentals of banking while allowing sufficient flexibility to exercise the creativity and innovation necessary to meet the challenges and opportunities of changing markets. The ultimate goal of these policies is to optimize net interest income within the constraints of prudent capital adequacy, liquidity and safety.

Peoples' ALCO relies on different methods of assessing IRR, including simulations, to project future net interest income streams and to monitor the sensitivity of the net present estimated fair value of equity and the difference, or "gap", between maturing or repricing of rate-sensitive assets and liabilities over various time periods. Peoples uses these methods to monitor IRR for both the short- and long-term. The ALCO places emphasis on simulation modeling as the most beneficial measurement of IRR because it is a dynamic measure. By employing a simulation process that estimates the impact of potential changes in interest rates and balance sheet composition and by establishing limits on these estimated changes to net income and net market value, the ALCO is better able to evaluate interest rate risks and their potential impact to earnings and the projected fair value of equity.

The modeling process starts with a base case simulation using the current balance sheet and current interest rates held constant for the next twelve months. At least two alternative interest rate scenarios, one with higher interest rates and one with lower interest rates, assuming parallel, immediate and sustained changes are also applied to the base case scenario. Comparisons produced from the simulation data, showing the earnings variance from the base interest rate scenario, illustrate the risks associated with the current balance sheet structure. Additional simulations, when deemed appropriate or necessary, are prepared using different interest rate scenarios than those used with the base case simulation and/or possible changes in balance sheet composition. The additional simulations are used to better evaluate risks and highlight opportunities inherent in the modeled balance sheet. Comparisons showing the earnings and equity value variance from the base case are provided to the ALCO for review and discussion. The results from these model simulations are evaluated for indications of effectiveness of current IRR management strategies.

As part of the evaluation of IRR, the ALCO has established limits on changes in net interest income and the net value of the balance sheet. The ALCO limits the decrease in net interest income of Peoples Bank to 15% or less from base case for each 200 basis point shift in interest rates measured over a twelve- and twenty-four-month period. The ALCO limits the negative impact on net equity to 30% or less given an immediate and sustained 200 basis points shift in interest rates, also assuming a static balance sheet. The difference between rate sensitive assets and rate sensitive liabilities for specified time periods is known as the gap. The ALCO also reviews static gap measures for specific periods focusing on a one-year cumulative gap. Based on historical trends and performance, the ALCO has determined the ratio of the one-year cumulative gap should be within +/-15% of earning assets at the date of measurement. Results that are outside of any of these limits will prompt a discussion by the ALCO of appropriate actions, if any, which should be taken.

At June 30, 2005, Peoples' one-year cumulative gap amount was positive 3.1% of earning assets, which represented $50.4 million more in assets than liabilities that are contractually scheduled to reprice or mature during that period. Management believes a portion of interest-bearing liabilities are not likely to reprice at their first opportunity, based on current rates and management's control over the pricing of most deposits. Excluding those liabilities, Peoples' adjusted one-year cumulative gap amount at quarter-end was positive 5.5% of earning assets, which represented $88.7 million more in assets than liabilities that mature or may reprice during the next twelve months.

The following table is provided to illustrate the estimated earnings at risk and value at risk positions in the one-year horizon of Peoples, on a pre-tax basis, at June 30, 2005 (dollars in thousands):



        Immediate                       Estimated                           Estimated
      Interest Rate
  Increase (Decrease) in           Increase (Decrease)               (Decrease) Increase in
       Basis Points               In Net Interest Income            Economic Value of Equity
---------------------------    -----------------------------     --------------------------------
           200               $       1,927           3.7  %        $     (4,498)         (2.0)  %
           100                         882           1.7                  1,122           0.5
          (100)                     (2,933)         (5.6)                (8,053)         (3.6)
          (200)              $      (7,223)        (13.8)  %       $    (25,410)        (11.2)  %

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

The ALCO has implemented a hedge position to help protect Peoples' net interest income streams in the event of rising rates which will complement the current IRR position. Peoples has a hedge position on a $17 million long-term, fixed-rate borrowing from the FHLB that may convert to a variable rate, at the FHLB's discretion. In addition, the ALCO may consider additional hedging opportunities, including, but not limited to, the purchase of other interest rate hedge positions, as available and appropriate, that would provide net interest income protection in a changing rate environment.


Liquidity
---------
In addition to IRR management, a primary objective of the ALCO is to maintain a sufficient level of liquidity. The ALCO defines liquidity as the ability to meet anticipated and unanticipated operating cash needs, loan demand and deposit withdrawals, without incurring a sustained negative impact on profitability. The ALCO's liquidity management policy sets limits on the net liquidity position of Peoples and the concentration of non-core funding sources, both wholesale funding and brokered deposits.

Typically, the main source of liquidity for Peoples is deposit growth. Liquidity is also provided by cash generated from earning assets such as maturities, calls, principal payments and net income from loans and investment securities. Through six months of 2005, cash provided by financing activities totaled $10.7 million compared to $25.1 million a year ago. Cash used in investing activities totaled $33.2 million through six months of 2005 versus $61.3 million for the first six months of 2004. The higher cash used for investing activities last year was primarily due to the additional $20 million BOLI investment and Insurance Agency Acquisitions in 2004.

When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that help enable Peoples to match-fund payment amortization and pricing characteristics with contractual maturity dates and pricing parameters of earning assets. At June 30, 2005, Peoples had available borrowing capacity of approximately $137 million through these external sources and unpledged securities in the investment portfolio of approximately $169 million that can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile funds from liquid assets. Peoples' volatile funds consist primarily of short-term deposits, while liquid assets includes short-term investments and unpledged available-for-sale securities. At June 30, 2005, Peoples' net liquidity position was $153.1 million, or 8.4% of total assets, compared to $141.4 million, or 7.8% of total assets, at December 31, 2004. The liquidity position as of June 30, 2005, was within Peoples' policy limit of negative 10% of total assets.


OFF-BALANCE SHEET ACTIVITIES AND CONTRACTUAL OBLIGATIONS
========================================================
Peoples routinely engages in activities that involve, to varying degrees, elements of risk that are not reflected in whole or in part in the consolidated financial statements. These activities are part of Peoples' normal course of business and include traditional off-balance sheet credit-related financial instruments, interest rate contracts, operating leases, long-term debt and commitments to make additional capital contributions in low-income housing tax credit investments.

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


                               June 30,      March 31,   December 31,   June 30,
(Dollars in Thousands)           2005          2005         2004          2004
Loan commitments            $   153,536   $  148,276   $  139,731    $  140,882
Standby letters of credit        31,832       32,483       31,612        23,274


Peoples also enters into interest rate contracts where Peoples is required to either receive cash from or pay cash to counter parties depending on changes in interest rates. Peoples utilizes interest rate contracts to help manage the risk of changing interest rates. At June 30, 2005, Peoples held an interest rate contract with notional amounts totaling $17 million and fair values totaling $702,000. Interest rate contracts are carried at fair value on the consolidated balance sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. As a result, the amounts recorded on the balance sheet at June 30, 2005, do not represent the amounts that may ultimately be paid or received under these contracts.

Peoples also has commitments to make additional capital contributions in low-income housing tax credit funds, consisting of a pool of low-income housing projects. As a limited partner in these funds, Peoples receives Federal income tax benefits, which assists Peoples in managing its overall tax burden. At June 30, 2005, these commitments approximated $2.5 million, with approximately $0.7 million expected to be paid over the next twelve months. Management may make additional investments in various tax credit funds. Management does not anticipate Peoples' current off-balance sheet activities will have a material impact on future results of operations or financial condition.

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


EFFECTS OF INFLATION ON FINANCIAL STATEMENTS
============================================
Substantially all of Peoples' assets relate to banking and are monetary in nature. As a result, inflation does not affect Peoples to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in a loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. The opposite would be true during a period of decreasing prices. In the banking industry, typically monetary assets exceed monetary liabilities. The current monetary policy targeting low levels of inflation has resulted in relatively stable price levels. Therefore, inflation has had little impact on Peoples' net assets.


FUTURE OUTLOOK
==============
In the second quarter of 2005, Peoples achieved good financial results reflecting management's efforts to diversify revenue and continue Peoples' history of strong asset quality. While net interest income and margin improved in the second quarter, the flattening yield curve, coupled with intense competition, is likely to limit any significant additional improvement in the near term and emphasizes the need to grow non-interest income. Peoples' capital position, coupled with management's commitment to sound underwriting discipline and Peoples' solid asset quality, serves as a foundation of strength in the current business environment. Management continues its efforts to position Peoples for long-term earnings growth in anticipation of a continued rising interest rate environment, which will pose additional challenges as competition for loans and deposits intensifies.

Earnings in the second quarter benefited from a substantially lower provision for loan losses due to recoveries exceeding prior year levels and Peoples' continued strong asset quality, which has helped to limit losses. In the third quarter of 2005, management expects a higher provision for loan losses compared to its second quarter level, which assumes net chargeoffs return to more historic levels. However, the final determination of future provisions will be based on the quarterly analysis of the allowance for loan losses described in the "Critical Accounting Policies" section of this discussion.

Recent acquisitions and escalating costs associated with the regulatory burden of Sarbanes-Oxley and banking compliance guidelines have resulted in higher non-interest expense in the first half of 2005 as compared to recent periods. In the second half of 2005, management expects non-interest expense to remain comparable to the second quarter level, although Peoples' regulatory compliance and marketing efforts could cause a modest increase. However, management will continue to monitor expenses and explore opportunities to enhance Peoples' operating efficiency by limiting the overall increase in expenses.

Loan growth is a key factor in achieving Peoples' 2005 operating goals. In the final half of 2005, management anticipates Peoples' lending efforts will result in loan growth of $8 to $15 million per quarter, assuming no significant loan payoffs occur, which is difficult to predict. While much of this growth is expected to come from commercial lending, one of management's goals is to reverse the recent trend of declining mortgage loan balances. Over the next six months, management plans to fill open positions and enhance its delivery process with recently acquired technology. In addition, Peoples' commercial lenders continue to focus on penetrating the central Ohio and the Ashland, Kentucky/Huntington, West Virginia, market areas.

Another strategic goal is to grow core deposit balances to a larger percentage of total funding sources, which should benefit net interest income. In the third quarter, management will emphasize the growth and retention of non-interest-bearing and other lower cost deposits, which could reduce Peoples' reliance on higher costing deposits and borrowed fund. As part of this focus, management is evaluating new marketing strategies to attract deposits that include direct mail campaigns and free gifts for new account openings, with the intent of implementing these strategies in early fourth quarter of 2005. Management believes the combination of Peoples' extensive branch and ATM network, which includes extended hours in some offices, and focus on technology, such as Internet banking and online billpay, will allow Peoples to be successful in the competition for deposits.

Peoples has experienced a significant increase in assets, revenues and capital in recent years through a combination of internal and external growth. Recent acquisitions, such as the Insurance Agency Acquisitions, have boosted revenues and changed Peoples' revenue mix to be less reliant on net interest margin. Peoples has also expanded by establishing new loan production offices in Central Ohio, which have been very successful at generating quality loans. In the second half of 2005, management plans to focus its efforts on integrating recently acquired businesses and creating more synergies and cross sale opportunities across Peoples' universal financial service offering.

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


FORWARD-LOOKING STATEMENTS
==========================
Certain statements in this Form 10-Q which are not historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes", "plans", "will", "would", "should", "could" and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to:


     (1) competitive pressures among depository institutions which may increase significantly;
     (2) changes in the interest rate environment which may adversely impact interest margins;
     (3) prepayment speeds, loan originations and sale volumes, chargeoffs and loan loss provisions may be less favorable than expected;
     (4) the expected synergies from the Insurance Agency Acquisitions and Ashland Banking Acquisition may make it difficult to maintain relationships with clients, associates or suppliers;
     (5)  general economic conditions may be less favorable than expected;
     (6) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions;
     (7) legislative or regulatory changes or actions may adversely affect Peoples' business;
     (8)  changes and trends in the securities markets;
     (9) a delayed or incomplete resolution of regulatory issues that could arise;
    (10) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity;
    (11) the costs and effects of regulatory and legal developments, including the outcome of regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations; and
    (12) other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples Bancorp's reports filed with the Securities and Exchange Commission ("SEC").

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


                                CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME
                                                             For the Three Months Ended June 30,
                                                         2005                                  2004
                                          ------------------------------------   -----------------------------------
(dollars in thousands)                      Average       Income/     Yield/      Average       Income/     Yield/
                                            Balance       Expense      Rate       Balance       Expense      Rate
ASSETS
Securities:
  Taxable                               $     533,006  $      6,011     4.52%  $    576,319  $      5,833     4.05%
  Tax-exempt (1)                               64,619         1,063     6.60%        63,408         1,075     6.78%
--------------------------------------------------------------------------------------------------------------------
    Total securities                          597,625         7,074     4.73%       639,727         6,908     4.32%
Loans (2):
  Commercial (1)                              627,944        10,069     6.43%       541,684         7,975     5.89%
  Real estate (3)                             338,605         5,351     6.34%       307,476         5,044     6.56%
  Consumer                                     58,246         1,286     8.86%        71,658         1,617     9.03%
--------------------------------------------------------------------------------------------------------------------
    Total loans                             1,024,795        16,706     6.52%       920,818        14,636     6.36%
Less: Allowance for loan loss                 (15,447)                              (15,079)
--------------------------------------------------------------------------------------------------------------------
    Net loans                               1,009,348        16,706     6.63%       905,739        14,636     6.48%
Interest-bearing deposits with banks            2,495            14     2.38%         2,456             3     0.46%
Federal funds sold                                556             4     2.96%         2,448             7     1.14%
--------------------------------------------------------------------------------------------------------------------
    Total earning assets                    1,610,024        23,798     5.92%     1,550,370        21,554     5.57%
Other assets                                  200,753                               180,803
--------------------------------------------------------------------------------------------------------------------
       Total assets                     $   1,810,777  $                       $  1,731,173
====================================================================================================================

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                               $     148,284  $        265     0.72%  $    178,938  $        254     0.57%
  Interest-bearing demand deposits            302,401         1,365     1.81%       257,677           495     0.77%
  Time                                        495,884         3,959     3.20%       450,615         3,410     3.03%
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits           946,569         5,589     2.37%       887,230         4,159     1.88%
Borrowed funds:
  Short-term                                  101,387           726     2.87%        79,104           191     0.97%
  Long-term                                   411,557         4,166     4.05%       439,668         4,098     3.73%
--------------------------------------------------------------------------------------------------------------------
    Total borrowed funds                      512,944         4,892     3.80%       518,772         4,289     3.29%
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities      1,459,513  $     10,481     2.87%     1,406,002  $      8,448     2.40%
Non-interest-bearing deposits                 158,774                               142,901
Other liabilities                              15,903                                10,502
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                       1,634,190                             1,559,405
Stockholders' equity                          176,587                               171,768
--------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders'
       equity                           $   1,810,777                          $  1,731,173
====================================================================================================================

Interest spread                                        $     13,317     3.05%                $     13,106     3.17%
Interest income to earning assets                                       5.92%                                 5.57%
Interest expense to earning assets                                      2.60%                                 2.18%
--------------------------------------------------------------------------------------------------------------------
  Net interest margin                                                   3.32%                                 3.39%
--------------------------------------------------------------------------------------------------------------------


     (1) Interest income and yields are presented on a fully tax-equivalent basis using a 35% tax rate.
     (2) Nonaccrual and impaired loans are included in the average balances. Related interest income on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income. Loan fees included in interest income totaled $117 and $121 for the periods presented in 2005 and 2004, respectively.
     (3) Loans held for sale are included in the average balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.


                                                             For the Six Months Ended June 30,
                                                         2005                                  2004
                                         -------------------------------------   -----------------------------------
(dollars in thousands)                      Average       Income/     Yield/      Average       Income/     Yield/
                                            Balance       Expense      Rate       Balance       Expense      Rate
ASSETS
Securities:
  Taxable                                $    534,999  $     11,670     4.40%  $    580,882  $    12,004      4.13%
  Tax-exempt (1)                               63,542         2,103     6.67%        64,306        2,168      6.74%
--------------------------------------------------------------------------------------------------------------------
    Total securities                          598,541        13,773     4.60%       645,188       14,172      4.39%
Loans (2):
  Commercial (1)                              619,561        19,656     6.40%       534,774       15,781      5.90%
  Real estate (3)                             346,145        10,785     6.28%       307,435       10,154      6.61%
  Consumer                                     58,607         2,592     8.92%        74,321        3,378      9.09%
--------------------------------------------------------------------------------------------------------------------
    Total loans                             1,024,313        33,033     6.45%       916,530       29,313      6.40%
Less: Allowance for loan loss                 (15,150)                              (15,047)
--------------------------------------------------------------------------------------------------------------------
    Net loans                               1,009,163        33,033     6.58%       901,483       29,313      6.53%
Interest-bearing deposits with banks            2,404            25     2.07%         2,504            6      0.48%
Federal funds sold                                405             5     2.78%        13,573           64      0.94%
--------------------------------------------------------------------------------------------------------------------
    Total earning assets                    1,610,513  $     46,836     5.84%     1,562,748   $    43,555      5.59%
Other assets                                  199,531                               168,604
--------------------------------------------------------------------------------------------------------------------
       Total assets                      $  1,810,044                          $  1,731,352
====================================================================================================================

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                                $    151,297  $        556     0.74%  $    174,941  $       487      0.56%
  Interest-bearing demand deposits            290,924         2,372     1.64%       260,270          992      0.76%
  Time                                        495,938         7,766     3.16%       455,786        6,480      2.84%
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits           938,159        10,694     2.30%       890,997        7,959      1.80%
Borrowed funds:
  Short-term                                   96,692         1,272     2.65%        91,283          468      1.03%
  Long-term                                   425,463         8,446     4.00%       428,126        8,059      3.76%
--------------------------------------------------------------------------------------------------------------------
    Total borrowed funds                      522,155         9,718     3.73%       519,409        8,527      3.27%
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities      1,460,314  $     20,412     2.81%     1,410,406  $    16,486      2.34%
Non-interest-bearing deposits                 157,187                               139,205
Other liabilities                              16,544                                 9,533
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                       1,634,045                             1,559,144
Stockholders' equity                          175,999                               172,208
--------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders'
       equity                            $  1,810,044                          $  1,731,352
====================================================================================================================

Interest spread                                        $     26,424     3.03%                $    27,069      3.25%
Interest income to earning assets                                       5.84%                                 5.59%
Interest expense to earning assets                                      2.55%                                 2.11%
--------------------------------------------------------------------------------------------------------------------
  Net interest margin                                                   3.29%                                 3.48%
--------------------------------------------------------------------------------------------------------------------


     (1) Interest income and yields are presented on a fully tax-equivalent basis using a 35% tax rate.
     (2) Nonaccrual and impaired loans are included in the average balances. Related interest income on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income. Loan fees included in interest income totaled $241 for both periods presented in 2005 and 2004.
     (3) Loans held for sale are included in the average balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.






ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
With the participation of the President and Chief Executive Officer and the Chief Financial Officer and Treasurer of Peoples Bancorp Inc. ("Peoples Bancorp"), Peoples Bancorp's management has evaluated the effectiveness of Peoples Bancorp's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Peoples Bancorp's President and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that:

(a) information required to be disclosed by Peoples Bancorp in this Quarterly Report on Form 10-Q and the other reports which Peoples Bancorp files or submits under the Exchange Act would be accumulated and communicated to Peoples Bancorp's management, including its President and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure;

(b) information required to be disclosed by Peoples Bancorp in this Quarterly Report on Form 10-Q and the other reports which Peoples Bancorp files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

(c) Peoples Bancorp's disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Peoples Bancorp and its consolidated subsidiaries is made know to them, particularly during the period in which this Quarterly Report on Form 10-Q is being prepared.


Changes in Internal Control Over Financial Reporting
----------------------------------------------------
There were no changes in Peoples Bancorp's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples Bancorp's fiscal quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, Peoples Bancorp's internal control over financial reporting.

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


ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------------------------
On May 28, 2004, Peoples Insurance Agency, Inc. ("Peoples Insurance"), a wholly-owned subsidiary of Peoples Bancorp, acquired Barengo Insurance Agency, Inc. ("Barengo Insurance Agency") through the merger of Barengo Insurance Agency into Peoples Insurance (the "Barengo Insurance Agency Merger"). As contemplated by the agreement and plan of merger, dated as of May 28, 2004, related to the Barengo Insurance Agency Merger, on July 18, 2005, each of the two former shareholders of Barengo Insurance Agency received "earn out consideration" based on the performance of the former Barengo Insurance Agency in achieving specified revenue growth goals during the twelve-month period ended May 31, 2005 (the "2005 Earn-Out Period"). The "earn out consideration" paid to each former Barengo Insurance Agency shareholder was in the form of $95,043 in cash and $98,957 in Peoples Bancorp common shares, representing 3,678 Peoples Bancorp common shares based on the average of the daily closing prices of the Peoples Bancorp common shares for the 20 consecutive trading days ending at the close of business on the fifth trading day before July 15, 2005 (i.e., July 8, 2005). Accordingly, an aggregate of 3,678 Peoples Bancorp common shares were issued as "earn out consideration" for the 2005 Earn-Out Period. These common shares were issued in a private placement in reliance upon the exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended (the "Securities Act"), based upon the limited number of persons to whom the common shares were "sold" (two former shareholders of Barengo Insurance Agency) and the representations from each person (a) that such person was either (i) an "accredited investor" as defined in Rule 501 promulgated under the Securities Act or (ii) possessed such experience, knowledge and sophistication in financial and business matters generally, and familiarity with the transactions related to the Barengo Insurance Agency Merger, including the performance associated with determining any "earn out consideration", that, together with such person's investment advisors, such person was capable of evaluating the merits and economic risks of consummating the transactions related to the Barengo Insurance Agency Merger; and (b) that such person was acquiring the common shares of Peoples Bancorp for such person's own account, for investment and not with a view to, or for sale in connection with, any distribution in contravention of the Securities Act. As part of the Barengo Insurance Agency Merger, Peoples Bancorp agreed to file a registration statement with the SEC to register for resale common shares issued to the former Barengo Insurance Agency shareholders as "earn out consideration" in respect of the Barengo Insurance Agency Merger. The Registration Statement on Form S-3 filed by Peoples Bancorp for this purpose (Registration No. 333-116683) became effective on July 2, 2004.

The following table details repurchases by Peoples Bancorp and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) of Peoples Bancorp's common shares during the three months ended June 30, 2005:


                                                                                       (d)
                                                                                   Maximum Number
                                                                (c)               of common shares
                                (a)                           Common Shares       that may yet be
                          Total Number of   (b)            Purchased as part of   Purchased under
                           Common Shares   Average Price    Publicly Announced    the plans or
           Period           Purchased      Paid Per Share   Plans or Program (1)  Programs (1)(2)
April 1 - 30, 2005              661(3)     $26.11(3)                -               465,300
May 1 - 31, 2005                                -                   -               465,300
June 1 - 30, 2005               463(3)     $26.86(3)                -               465,300
-----------------------------------------------------------------------------------------------------
Total                         1,124        $26.42                   -               465,300
=====================================================================================================


     (1) Information reflects solely the 2005 Stock Repurchase Program originally announced on December 10, 2004, which authorized the repurchase of 525,000 common shares, with an aggregate purchase price of not more than $17.0 million. The 2005 Stock Repurchase Program expires on December 31, 2005.
     (2) Information reflects maximum number of common shares that may be purchased at the end of the period indicated.
     (3) Information reflects solely common shares purchased in open market transactions by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust holding assets to provide payment of the benefits under the Peoples Bancorp Inc. Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------
None.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------
None.

ITEM 5:  OTHER INFORMATION.
---------------------------
None.


ITEM 6:  EXHIBITS.
------------------



                                  EXHIBIT INDEX

  Exhibit
  Number                             Description                           Exhibit Location
------------     -----------------------------------------------------     ----------------

     11          Computation of Earnings Per Share                         Filed herewith

     12          Computation of Ratios                                     Filed herewith

     31(a)       Certification Pursuant to Rule 13a-14(a)/15d-14(a)        Filed herewith
                 [President and Chief Executive Officer]

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




                                        PEOPLES BANCORP INC.




Date:  August 8, 2005           By: /s/ MARK F. BRADLEY
                                        ---------------------------------------
                                        Mark F. Bradley
                                        President and Chief Executive Officer





Date:  August 8, 2005           By: /s/ JOHN W. CONLON
                                        ---------------------------------------
                                        John W. Conlon
                                        Chief Financial Officer and Treasurer


                                  EXHIBIT INDEX

               PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2005

  Exhibit
  Number                             Description                           Exhibit Location
------------     -----------------------------------------------------     ----------------

     11          Computation of Earnings Per Share                         Filed herewith

     12          Computation of Ratios                                     Filed herewith

     31(a)       Certification Pursuant to Rule 13a-14(a)/15d-14(a)        Filed herewith
                 [President and Chief Executive Officer]

     31(b)       Certification Pursuant to Rule 13a-14(a)/15d-14(a)        Filed herewith
                 [Chief Financial Officer and Treasurer]

     32          Section 1350 Certifications                               Filed herewith
