Form 10-Q
period 2005-09-30
PEOPLES BANCORP INC
filed 2005-11-04
CIK 318300

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005

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


                                   31-0987416
                 ----------------------------------------------
                      (I.R.S. Employer Identification No.)



138 Putnam Street, P. O. Box 738, Marietta, Ohio         45750-0738
------------------------------------------------      ---------------
    (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:      (740) 373-3155
                                                    -------------------------

                                 Not Applicable
          ------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes       X                No
             -------------             ------------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes       X                No
             -------------             ------------------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes                        No    X
              --------------           ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at November 3, 2005: 10,493,097 common shares, without par value.


                        Exhibit Index Appears on Page 36

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
----------------------------


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands)
                                                                                         September 30,           December 31,
ASSETS                                                                                       2005                    2004
Cash and cash equivalents:
     Cash and due from banks                                                          $          33,898      $          30,670
     Interest-bearing deposits in other banks                                                     1,033                    779
-------------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                        34,931                 31,449
-------------------------------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized
   cost of $604,008 at September 30, 2005 and $594,457 at December 31, 2004)                    604,480                602,364
-------------------------------------------------------------------------------------------------------------------------------

Loans, net of deferred fees and costs                                                         1,060,556              1,023,058
Allowance for loan losses                                                                       (14,708)               (14,760)
-------------------------------------------------------------------------------------------------------------------------------
          Net loans                                                                           1,045,848              1,008,298
-------------------------------------------------------------------------------------------------------------------------------

Loans held for sale                                                                                 492                    612
Bank premises and equipment, net                                                                 23,952                 22,640
Business owned life insurance                                                                    46,568                 45,253
Goodwill                                                                                         59,757                 59,096
Other intangible assets                                                                          10,168                 12,022
Other assets                                                                                     30,191                 27,352
-------------------------------------------------------------------------------------------------------------------------------
               Total assets                                                           $       1,856,387      $       1,809,086
===============================================================================================================================

LIABILITIES
Deposits:
     Non-interest-bearing                                                             $         158,892      $         152,979
     Interest-bearing                                                                           938,010                916,442
-------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                      1,096,902              1,069,421
-------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings                                                                           165,844                 51,895
Long-term borrowings                                                                            366,309                464,864
Junior subordinated notes held by subsidiary trusts                                              29,328                 29,263
Accrued expenses and other liabilities                                                           17,549                 18,225
-------------------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                              1,675,932              1,633,668
-------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, no par value, 24,000,000 shares authorized,
       10,864,787 shares issued at September 30, 2005 and 10,850,641 shares issued
       at December 31, 2004, including shares in treasury                                       161,998                162,284
Retained earnings                                                                                27,614                 18,442
Accumulated comprehensive income, net of deferred income taxes                                      302                  4,958
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                189,914                185,684
Treasury stock, at cost, 377,035 shares at September 30, 2005 and 415,539 shares
       at December 31, 2004                                                                      (9,459)               (10,266)
-------------------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                                       180,455                175,418
-------------------------------------------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity                             $       1,856,387      $       1,809,086
===============================================================================================================================
See notes to the consolidated unaudited financial statements



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)                        For the Three Months            For the Nine Months
                                                                     Ended September 30,             Ended September 30,

                                                                       2005            2004              2005           2004
Interest Income:
  Interest and fees on loans                                     $     17,607   $      14,891     $     50,580   $     44,138
  Interest on taxable investment securities                             5,997           6,225           17,667         18,229
  Interest on tax-exempt investment securities                            730             688            2,097          2,098
  Other interest income                                                    21              46               51            116
------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                             24,355          21,850           70,395         64,581
------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
  Interest on deposits                                                  5,770           4,371           16,464         12,330
  Interest on short-term borrowings                                     1,301             361            2,573            829
  Interest on long-term borrowings                                      3,511           3,641           10,745         10,536
  Interest on junior subordinated notes held by subsidiary                623             586            1,835          1,750
  trusts
------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                            11,205           8,959           31,617         25,445
------------------------------------------------------------------------------------------------------------------------------
         Net interest income                                           13,150          12,891           38,778         39,136
Provision for loan losses                                                 485             605            1,466          2,015
------------------------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses           12,665          12,286           37,312         37,121
------------------------------------------------------------------------------------------------------------------------------
Other Income:
  Service charges on deposit accounts                                   2,533           2,510            7,279          7,222
  Investment and insurance commissions                                  2,266           2,272            7,186          3,999
  Income from fiduciary activities                                        794             988            2,466          2,574
  Electronic banking income                                               706             608            2,087          1,754
  Business owned life insurance                                           423             494            1,314          1,416
  Mortgage banking income                                                 275             227              656            709
  Net (loss) gain on securities transactions                                -              (7)             236             30
  Net (loss) gain on asset disposals                                       (9)            (25)             112             22
  Other                                                                   130             149              468            644
------------------------------------------------------------------------------------------------------------------------------
         Total other income                                             7,118           7,216           21,804         18,370
------------------------------------------------------------------------------------------------------------------------------
Other Expenses:
  Salaries and employee benefits                                        6,608           6,688           19,952         17,896
  Net occupancy and equipment                                           1,215           1,350            3,842          3,860
  Amortization of other intangible assets                                 661             635            2,023          1,562
  Data processing and software                                            487             431            1,411          1,344
  Professional fees                                                       454             452            1,669          1,319
  Franchise tax                                                           425             374            1,254          1,086
  Marketing                                                               299             315            1,088            825
  Bankcard costs                                                          284             404              871          1,106
  Other                                                                 2,103           1,895            6,035          5,367
------------------------------------------------------------------------------------------------------------------------------
         Total other expenses                                          12,536          12,544           38,145         34,365
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                              7,247           6,958           20,971         21,126
Income taxes                                                            1,979           1,820            5,712          5,569
------------------------------------------------------------------------------------------------------------------------------
Net income                                                       $      5,268   $       5,138     $     15,259   $     15,557
==============================================================================================================================

Earnings per share:
  Basic                                                          $       0.50   $        0.49     $       1.46   $       1.47
------------------------------------------------------------------------------------------------------------------------------
  Diluted                                                        $       0.50   $        0.48     $       1.44   $       1.45
------------------------------------------------------------------------------------------------------------------------------

Weighted-average number of shares outstanding:
  Basic                                                            10,451,578      10,524,304       10,425,704     10,562,547
------------------------------------------------------------------------------------------------------------------------------
  Diluted                                                          10,591,470      10,669,798       10,563,753     10,748,064
------------------------------------------------------------------------------------------------------------------------------

Cash dividends declared                                          $      2,108   $       1,888     $      6,087   $      5,725
------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                                $       0.20   $        0.18     $       0.58   $       0.54
------------------------------------------------------------------------------------------------------------------------------

See notes to the consolidated unaudited financial statements



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Dollars in Thousands, except Per Share Data)                                                Accumulated
                                                       Common Stock            Retained     Comprehensive    Treasury
                                                   Shares         Amount       Earnings        Income         Stock        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                       10,850,641   $    162,284  $     18,442   $      4,958    $   (10,266)  $  175,418
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                        15,259                                     15,259
Other comprehensive loss, net of tax                                                             (4,656)                     (4,656)
Cash dividends declared of $0.58 per share                                        (6,087)                                    (6,087)
Purchase of treasury stock, 64,162 shares                                                                       (1,721)      (1,721)
Exercise of common stock options (reissued
   79,466 treasury shares)                                            (788)                                      2,036        1,248
Tax benefit from exercise of stock options                             114                                                      114
Issuance of common stock under dividend
   reinvestment plan                                 14,146            378                                                      378
Distribution of treasury stock for deferred
   compensation plan (reissued 14,860 treasury
   shares)                                                                                                         284          284
Issuance of common stock related to
acquisitions:
   Putnam Agency, Inc. (reissued 4,662 treasury
   shares)                                                               3                                         116          119
   Barengo Insurance Agency, Inc. (reissued 3,678
   treasury shares)                                                      7                                          92           99
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2005                      10,864,787   $    161,998  $     27,614   $        302    $    (9,459)  $  180,455
------------------------------------------------------------------------------------------------------------------------------------


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)                                                             For the Three Months       For the Nine Months
                                                                                   Ended September 30,        Ended September 30,
                                                                                      2005         2004         2005         2004
Net income                                                                        $    5,268   $    5,138   $   15,259   $   15,557
Other comprehensive income (loss):
   Unrealized (loss) gain on available-for-sale securities arising in the period      (5,749)       8,024       (7,199)        (716)
   Less: reclassification adjustment for net securities (loss) gain included in            -           (7)         236           30
        net income
   Unrealized gain (loss) on cash flow hedge derivatives arising in the period            44          (97)          22          (76)
   Less: reclassification adjustment for derivative losses included in net              (250)           -         (250)           -
        income
------------------------------------------------------------------------------------------------------------------------------------
     Total other comprehensive (loss) income                                          (5,455)       7,934       (7,163)        (822)
      Income tax benefit (expense)                                                     1,909       (2,777)       2,507          288
------------------------------------------------------------------------------------------------------------------------------------
         Total other comprehensive (loss) income, net of tax                          (3,546)       5,157       (4,656)        (534)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                        $    1,722   $   10,295   $   10,603   $   15,023
------------------------------------------------------------------------------------------------------------------------------------

See notes to the consolidated unaudited financial statements



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                                                  For the Nine Months
                                                                                        Ended September 30,
                                                                                      2005                  2004

Net cash provided by operating activities                                       $       35,358        $       26,838

Cash flows from investing activities:
     Purchases of available-for-sale securities                                        (96,676)             (118,761)
     Proceeds from sales of available-for-sale securities                                  596                 2,065
     Proceeds from maturities of available-for-sale securities                          86,268               111,035
     Net increase in loans                                                             (52,913)              (45,081)
     Net expenditures for premises and equipment                                        (3,292)               (1,797)
     Net proceeds from sales of other real estate owned                                  1,426                    94
     Business acquisitions, net of cash received                                        (1,157)               (6,948)
     Investment in business owned life insurance                                             -               (20,000)
     Investment in limited partnership and tax credit funds                             (3,519)               (2,672)
---------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                                (69,267)              (82,065)

Cash flows from financing activities:
     Net increase in non-interest-bearing deposits                                       5,913                 9,438
     Net increase (decrease) in interest-bearing deposits                               22,048                (9,766)
     Net increase (decrease) in short-term borrowings                                  113,949               (16,966)
     Proceeds from long-term borrowings                                                      -                68,300
     Payments on long-term borrowings                                                  (98,555)               (9,859)
     Cash dividends paid                                                                (5,491)               (5,381)
     Purchase of treasury stock                                                         (1,721)              (13,373)
     Proceeds from issuance of common stock                                              1,248                   895
---------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                             37,391                23,288
---------------------------------------------------------------------------------------------------------------------
                  Net increase (decrease) in cash and cash equivalents                   3,482               (31,939)
Cash and cash equivalents at beginning of period                                        31,449                73,426
---------------------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                    $       34,931        $       41,487
=====================================================================================================================

Supplemental cash flow information:
     Interest paid                                                              $       31,100        $       25,442
---------------------------------------------------------------------------------------------------------------------
     Income taxes paid                                                          $        1,610        $          115
---------------------------------------------------------------------------------------------------------------------

 See notes to the consolidated unaudited financial statements


NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.  Basis of Presentation
    ---------------------
    The accounting and reporting policies of Peoples Bancorp Inc. ("Peoples Bancorp") and its subsidiaries (collectively, "Peoples") conform to accounting principles generally accepted in the United States ("US GAAP") and to general practices within the financial services industry. Peoples considers all of its principal activities to be financial services related. The accompanying unaudited consolidated financial statements of Peoples reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. To conform to the 2005 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income or stockholders' equity. Results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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


2.  New Accounting Pronouncements:
    ------------------------------
    On June 1, 2005, the Financial Accounting Standards Board ("FASB ") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle, as well as changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations or liquidity.

    On December 16, 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires the compensation cost relating to share-based payment transactions to be recognized in financial statements based on the fair value of the equity or liability instruments issued. SFAS 123(R) replaces SFAS 123 and supercedes APB Opinion 25. SFAS 123 (R) was originally effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 15, 2005, the SEC adopted a new rule that amends the compliance date for SFAS 123 (R) to allow public companies that do not file as small business issuers to implement SFAS 123 (R) at the beginning of their next fiscal year that begins after June 15, 2005. For Peoples, SFAS 123(R) now becomes effective for the fiscal year beginning January 1, 2006. Management has not yet determined which method of transition it will utilize to adopt Statement 123(R). The impact of adopting Statement 123(R) on Peoples' financial statements will depend on the method of adoption, the level of stock-based compensation awards and the valuation method selected by management.

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


(Dollars in Thousands, except Per Share Data)                  Three Months Ended            Nine Months Ended
                                                                 September 30,                 September 30,
                                                                2005           2004           2005          2004

Net Income, as reported                                     $    5,268     $    5,138     $   15,259     $  15,557
Deduct: stock-based compensation expense determined
     under fair value based method, net of tax                      99            141            359           391
-------------------------------------------------------------------------------------------------------------------
Pro forma net income                                        $    5,169     $    4,997     $   14,900     $  15,166
-------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share:
     As reported                                            $     0.50     $     0.49     $     1.46     $    1.47
-------------------------------------------------------------------------------------------------------------------
     Pro forma                                              $     0.49     $     0.47     $     1.43     $    1.44
-------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share:
     As reported                                            $     0.50     $     0.48     $     1.44     $    1.45
-------------------------------------------------------------------------------------------------------------------
     Pro forma                                              $     0.49     $     0.47     $     1.41     $    1.41
-------------------------------------------------------------------------------------------------------------------

    The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                          2005       2004
Risk-free interest rate                                      4.19%      3.93%
Dividend yield                                               2.72%      2.59%
Volatility factor of the market price of parent stock        26.6%      29.4%
Weighted-average expected life of options                6.4 years      7 years


4.  Employee Benefit Plans:
    -----------------------
    COMPONENTS OF NET PERIODIC BENEFIT COSTS
    ----------------------------------------
    Peoples Bancorp sponsors a noncontributory defined benefit pension plan and a contributory postretirement benefit plan. The following table details the components of the net periodic benefit cost for both plans:


    Pension Benefits:

                                       Three Months Ended         Nine Months Ended
                                          September 30,             September 30,
(Dollars in Thousands)                     2005         2004         2005          2004
Service cost                          $     227   $      226    $     682    $      677
Interest cost                               204          193          612           579
Expected return on plan assets             (296)        (243)        (887)         (729)
Amortization of transition asset              -            -            -             -
Amortization of prior service cost            1            -            2             2
Amortization of net loss                     59           52          176           156
----------------------------------------------------------------------------------------
Net periodic benefit cost             $     195   $      228    $     585    $      685
----------------------------------------------------------------------------------------


    Postretirement Benefits:

                                       Three Months Ended         Nine Months Ended
                                          September 30,             September 30,
(Dollars in Thousands)                     2005         2004         2005          2004
Service cost                          $       -   $        -    $       -    $        -
Interest cost                                 8            8           24            26
Expected return on plan assets                -            -            -             -
Amortization of transition asset              -            -            -             -
Amortization of prior service cost            3            4            8             9
Amortization of net (gain) loss               -            -            -             -
----------------------------------------------------------------------------------------
Net periodic benefit cost             $      11   $       12    $      33    $       35
----------------------------------------------------------------------------------------

    EMPLOYER CONTRIBUTIONS
    ----------------------
    Through September 30, 2005, Peoples made contributions totaling $1.5 million to its defined benefit pension plan for the current year, as recommended by the Retirement Plan Committee and authorized by the Board of Directors of Peoples Bancorp.


5.  Goodwill:
    ---------
    At the close of business on May 28, 2004, Peoples completed the acquisition of Barengo Insurance Agency, Inc., ("Barengo"), based in Marietta, Ohio, for initial consideration of $6.2 million ($3.0 million in cash and $3.2 million in Peoples Bancorp's common shares). The agreement also provides for additional consideration of up to $2.7 million ($1.3 million in cash and $1.4 million in Peoples Bancorp's common shares) to be paid by Peoples over the subsequent three years, contingent on Barengo achieving certain revenue growth goals during those three years.

    At the close of business on April 30, 2004, Peoples completed the acquisition of substantially all of the assets of Putnam Agency, Inc. ("Putnam Agency"), with offices in Ashland, Kentucky and Huntington, West Virginia, for initial consideration of $8.6 million ($6.6 million in cash and $2.0 million in Peoples Bancorp's common shares), of which $1.5 million is being paid out in three annual installments beginning April 30, 2005. The agreement also provides for additional consideration of up to $4.4 million in cash to be paid by Peoples over the subsequent three years, contingent on the Putnam Agency achieving certain revenue growth goals during those three years.

    In 2005, Peoples paid additional consideration with respect to the acquisition of both Barengo and Putnam Agency in accordance with the respective agreements. The following details the changes in the carrying amount of goodwill:


(Dollars in Thousands)
Balance at January 1, 2005                                    $    59,096
Contingent consideration earned with respect to the
acquisition of:
            Barengo                                                   194
            Putnam Agency                                             668
Reductions resulting from valuation adjustments in final
    purchase price allocations                                       (201)
--------------------------------------------------------------------------
Balance at September 30, 2005                                 $    59,757
--------------------------------------------------------------------------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------

                             SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows:


                                                              At or For the Three                    At or For the Nine
                                                           Months Ended September 30,            Months Ended September 30,
SIGNIFICANT RATIOS                                           2005               2004              2005                 2004
Return on average equity (a)                                   11.59 %            11.95 %          11.50 %              12.10 %
Return on average assets (a)                                    1.13 %             1.15 %           1.12 %               1.19 %
Net interest margin (b)                                         3.32 %             3.34 %           3.30 %               3.44 %
Non-interest income leverage ratio (c)                         60.02 %            60.86 %          59.40 %              55.20 %
Efficiency ratio (d)                                           57.37 %            57.97 %          58.78 %              56.10 %
Average stockholders' equity to average assets                  9.79 %             9.59 %           9.75 %               9.82 %
Average loans to average deposits                              95.22 %            91.84 %          94.09 %              89.93 %
Cash dividends to net income                                   40.02 %            36.75 %          39.89 %              36.80 %
---------------------------------------------------------------------------------------------------------------------------------

ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (e)             0.56 %             0.53 %           0.56 %               0.53 %
Nonperforming assets as a percent of total assets (f)           0.44 %             0.30 %           0.44 %               0.30 %
Allowance for loan losses to total loans                        1.39 %             1.55 %           1.39 %               1.55 %
Allowance for loan losses to nonperforming loans (e)           248.1 %            293.5 %          248.1 %              293.5 %
Provision for loan losses to average loans                      0.05 %             0.06 %           0.14 %               0.22 %
Net charge-offs as a percentage of average loans (a)            0.19 %             0.21 %           0.20 %               0.26 %

---------------------------------------------------------------------------------------------------------------------------------

CAPITAL RATIOS (end of period)
Tier 1 capital ratio                                           11.34 %            11.97 %          11.34 %              11.97 %
Total risk-based capital ratio                                 12.65 %            13.29 %          12.65 %              13.29 %
Leverage ratio                                                  7.92 %             7.85 %           7.92 %               7.85 %
---------------------------------------------------------------------------------------------------------------------------------

PER SHARE DATA
Earnings per share - basic                            $         0.50     $         0.49    $        1.46        $        1.47
Earnings per share - diluted                                    0.50               0.48             1.44                 1.45
Cash dividends declared per share                               0.20               0.18             0.58                 0.54
Book value per share (end of period)                           17.21              16.61            17.21                16.61
Tangible book value per share (end of period) (g)     $        10.54     $        10.41    $       10.54        $       10.41
Weighted average shares outstanding - Basic               10,451,578         10,524,304       10,425,704           10,562,547
Weighted average shares outstanding - Diluted             10,591,470         10,669,798       10,563,753           10,748,064
Common shares outstanding at end of period                10,487,752         10,426,380       10,487,752           10,426,380

---------------------------------------------------------------------------------------------------------------------------------

(a)  Presented on an annualized basis.
(b) Calculated using fully-tax equivalent net interest income as a percentage of average earning assets.
(c) Non-interest income (less securities and asset disposal gains and/or losses) as a percentage of non-interest expense (less intangible amortization).
(d) Non-interest expense (less intangible amortization) as a percentage of fully-tax equivalent net interest income plus non-interest income.
(e) Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans. (f) Nonperforming assets include nonperforming loans and other real estate owned. (g) Tangible book value per share reflects capital calculated for banking regulatory requirements and excludes balance sheet impact of intangible assets acquired through acquisitions accounted for using the purchase method of accounting.


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

Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency. Peoples Bank offers financial products and services through 49 financial service locations and 34 ATMs in Ohio, West Virginia and Kentucky. Peoples Bank's Internet-banking service, Peoples OnLine Connection, can be found on the Internet at www.peoplesbancorp.com (this uniform resource locator (URL) is an inactive, textual reference only). Peoples Bank provides an array of financial products and services to customers that include traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. Peoples provides services through traditional walk-in offices and automobile drive-in facilities, automated teller machines, banking by phone, and the Internet.

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

o On December 10, 2004, Peoples Bancorp announced the authorization to repurchase up to 525,000, or approximately 5%, of Peoples Bancorp's outstanding common shares in 2005 from time to time in open market or privately negotiated transactions (the "2005 Stock Repurchase Program"). Any repurchased common shares are held as treasury shares and are to be used for future exercises of options granted under Peoples Bancorp's stock option plans, future issuances of common shares in connection with Peoples Bancorp's deferred compensation plans and other general corporate purposes. Through September 30, 2005, Peoples Bancorp had repurchased a total of 59,700 common shares (or 11% of the total authorized) under the 2005 Stock Repurchase Program, at an average price of $26.78 per share.

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

INCOME RECOGNITION
Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding, including yield adjustments resulting from the amortization of loan costs and premiums on investment securities and accretion of loan fees and discounts on investment securities. Since mortgage-backed securities comprise a sizable portion of Peoples' investment portfolio, a significant increase in principal payments on those securities could negatively impact interest income due to the corresponding acceleration of premium amortization.

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

ALLOWANCE FOR LOAN LOSSES
In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. Peoples maintains an allowance for loan losses to absorb probable losses based on a quarterly analysis of the loan portfolio. This formal analysis determines an appropriate level and allocation of the allowance for loan losses among loan types and resulting provision for loan losses by considering factors affecting losses, including specific losses, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. Management continually monitors the loan portfolio through its Loan Review Department and Loan Loss Committee to evaluate the adequacy of the allowance. The provision could increase or decrease each quarter based upon the results of management's formal analysis.

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. Consistent with the evaluation of allowances for homogenous loans, the allowance relating to the Overdraft Privilege program is based upon management's monthly analysis of accounts in the program. This analysis considers factors that could affect losses on existing accounts, including historical loss experience and length of overdraft.

There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses of $14.7 million at September 30, 2005, is adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans.

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be "other-than-temporary" results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management systematically evaluates Peoples' investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and Peoples' ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At September 30, 2005, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

GOODWILL AND OTHER INTANGIBLE ASSETS ACQUIRED
Over the past several years, Peoples has grown through mergers and acquisitions accounted for under the purchase method of accounting. Under the purchase method, Peoples is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. At September 30, 2005, Peoples had $9.3 million of identifiable intangible assets acquired in acquisitions, subject to amortization, and $59.8 million of goodwill, not subject to periodic amortization.

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

Peoples has reviewed its recorded goodwill and concluded that no indicators of impairment existed as of September 30, 2005. However, future events could cause management to conclude that impairment indicators exist and re-evaluate goodwill. If such re-evaluation indicates impairment, Peoples would recognize the loss, if any. Any resulting impairment loss could have a material, adverse impact on Peoples' financial condition and results of operations.

INCOME TAXES
Peoples is subject to the income tax laws of the U.S, its states and other jurisdictions where it conducts business. Income taxes are provided based on the liability method of accounting. Deferred taxes are recorded to reflect the tax benefit and consequences of future years' differences between the tax basis of assets and liabilities and their financial reporting basis.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and is subject to different interpretations by Peoples and the various tax authorities. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management's ongoing assessment of facts and evolving case law.

In the ordinary course of business, Peoples is involved in inquiries and reviews by tax authorities, which normally require management to provide supplemental information to support certain interpretations and positions taken by Peoples in its tax returns. Peoples is currently undergoing an examination by the Ohio Department of Taxation of its 2002 Ohio Corporation Franchise Tax Reports. Management has agreed to a one-year extension of the statue of limitations for the 2002 year. However, the administrative process is not yet complete and Peoples has not received a notice of any proposed adjustment. Due to the fact the Ohio Department of Taxation is in the early stages of its administrative process, management cannot accurately make an estimate of potential exposure, if any.

Although the ultimate outcome of any tax review cannot be predicted with certainty, management believes that it has taken appropriate positions on its tax returns. To the extent management determines additional taxes may be due, Peoples recognizes liabilities for such tax exposures when losses associated with the claims are judged to be probable and the loss can be reasonably estimated. Management periodically assesses ongoing tax reviews based on the most recent information available, and adjusts the liability for tax exposures as deemed prudent and necessary. No assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical financial statements.


                              RESULTS OF OPERATIONS


OVERVIEW OF THE INCOME STATEMENT
--------------------------------
Net income for the quarter ended September 30, 2005, was $5,268,000, up 3% compared to $5,138,000 earned in the third quarter a year ago. Diluted earnings per share were $0.50 for the third quarter of 2005 compared to $0.48 for the third quarter of 2004, a 4% increase. Peoples' increased earnings were attributable to improved net interest income from a higher level of earning assets and lower levels of operating expense. For the first nine months of 2005, net income totaled $15,259,000, or $1.44 per diluted share, versus $15,557,000, or $1.45 per diluted share, earned in the corresponding prior-year period.

Net interest income grew 2% to $13,150,000 in the third quarter of 2005, from $12,891,000 a year ago, as average earning assets increased more than average interest-bearing liabilities. Third quarter 2005 net interest margin was 3.32%, down slightly from 3.34% for the third quarter a year ago, due to competition for loans and deposits and the current slope of the interest rate yield curve. Compared to the second quarter of 2005, net interest income was up 2% while net interest margin was unchanged. Through nine months in 2005, net interest income was $38,778,000 and net interest margin was 3.30%, compared to $39,136,000 and 3.44%, respectively, for the first nine months of 2004.

Other income was $7,118,000 for the third quarter of 2005, down 1% from $7,216,000 for the same period a year ago. This decline was attributable to $210,000 of one-time fiduciary fees earned during the third quarter last year and lower business owned life insurance ("BOLI") revenues of $71,000, which were partially offset by increased electronic and mortgage banking revenues. On a year-to-date basis through September 30, 2005, other income was $21,804,000 versus $18,370,000 in 2004, a 19% increase. Revenues attributable to the Insurance Agency Acquisitions accounted for nearly all of this increase.

In the third quarter of 2005, other expense was $12,536,000 versus $12,544,000 in 2004's third quarter. Other expense was also down 3% compared to the prior quarter total of $12,862,000. These reductions were the result of lower occupancy and equipment costs and bankcard processing fees. Through nine months of 2005, other expense was $38,145,000 versus $34,365,000 a year ago, with operating costs associated with the Insurance Agency Acquisitions accounting for much of the increase.


INTEREST INCOME AND EXPENSE
---------------------------
Peoples earns interest income from loans, investment securities and short-term investments and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue. Management periodically adjusts the mix of assets and liabilities that are within its control, as well as the expected rates to be earned or paid on those assets and liabilities, in an attempt to manage and improve net interest income. However, factors that influence market interest rates, such as interest rate changes by the Federal Reserve Open Market Committee, the market driven slope of the interest rate yield curve and Peoples' competitors, may negate any adjustments management is able to make. Consequently, a volatile rate environment or extended periods of abnormal interest rates, as reflected in the current yield curve, can make it extremely difficult to manage net interest margin and income in the short-term, much less be effective at repositioning the balance sheet to mitigate any impact of future rate changes.

For the quarter ended September 30, 2005, net interest income totaled $13,150,000, up 2% from $12,891,000 a year ago and $12,916,000 for the second quarter of 2005. This improvement resulted from increased interest income due largely to additional earning assets that more than offset increased interest expense associated with higher levels of interest-bearing liabilities. Through nine months of 2005, net interest income was $38,778,000 versus $39,136,000 for the first nine months of 2004.

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


                                                    For the Three Months Ended                  For the Nine months Ended
                                           September 30,     June 30,      September 30,              September 30,
(Dollars in Thousands)                           2005           2005             2004              2005            2004

Net interest income, as reported            $      13,150  $      12,916   $       12,891     $      38,778   $      39,136
Taxable equivalent adjustments                        422            401              405             1,217           1,229
----------------------------------------------------------------------------------------------------------------------------
Fully-tax equivalent net interest income    $      13,572  $      13,317   $       13,296     $      39,995   $      40,365
----------------------------------------------------------------------------------------------------------------------------
Average earning assets                      $   1,639,189  $   1,610,024   $    1,591,511     $   1,620,175   $   1,572,405
----------------------------------------------------------------------------------------------------------------------------
Net interest margin                                 3.32%          3.32%            3.34%             3.30%           3.44%
----------------------------------------------------------------------------------------------------------------------------


Short-term interest rates continue to increase while longer-term rates have increased only a modest amount. This flattening of the yield curve during the last year, coupled with intense competition for loans and deposits, has compressed net interest margin for many financial institutions, including Peoples, due to the cost of funds rising at a faster pace than the yield on earnings assets. These factors resulted in lower net interest margin versus the same periods in 2004. Peoples' net interest margin was unchanged in the third quarter from the second quarter of 2005, as improved asset yields were tempered by increasing costs of interest-bearing liabilities. In the third quarter of 2005, the FTE yield on earning assets was 6.02%, compared to 5.92% in the prior quarter and 5.57% in 2004's third quarter, while Peoples' cost of funds was 2.98%, 2.87% and 2.44% for the same periods, respectively.

Net loans comprise the largest portion of Peoples' earning assets, averaging $1.03 billion in the third quarter of 2005, compared to $1.01 billion the prior quarter and $929.8 million in the third quarter of 2004. Through nine months of 2005, net loans averaged $1.02 billion, up from $911.0 million for the same period in 2004. The increased loan volume in 2005 is largely the result of commercial loan originations and loans acquired in the Ashland Banking Acquisition. For the three months ended September 30, 2005, the FTE yield on net loans was 6.81%, versus 6.63% and 6.39% for the second quarter of 2005 and third quarter of 2004, respectively. On a year-to-date basis, net loan yields improved to 6.66% in 2005 from 6.48% in 2004. Loan yields have increased in 2005 due to new loans being originated at higher rates, coupled with some repricing of prime based loans as a result of the Federal Reserve's action to increase interest rates, although competition for commercial loans and repayment of higher rate loans have tempered these improvements.

Investment securities averaged $606.5 million in the third quarter of 2005, up from $597.6 million last quarter but down from $651.1 million a year ago, with FTE yields of 4.70%, 4.73% and 4.48%, respectively. For the nine months ended September 30, 2005, average investment securities were $601.2 million, with a FTE yield of 4.63% versus $647.2 million and 4.42% for the same period in 2004. The decrease in average balances from a year ago is largely attributable to management using a portion of the principal runoff to manage liquidity, fund loan growth and for other corporate purposes.

Peoples' interest-bearing liabilities averaged $1.49 billion in the third quarter of 2005, up from $1.46 billion last quarter and $1.45 billion for the third quarter of 2004. Traditional deposits comprise the majority of Peoples' interest-bearing liabilities, averaging $939.1 million for the quarter ended September 30, 2005, compared to $946.6 million in the second quarter of 2005 and $882.3 million in 2004's third quarter. The higher volume of deposits from a year ago was due primarily to deposits acquired in the Ashland Banking Acquisition and additional brokered deposits, while lower savings and retail time deposits accounted for the decline from the prior quarter. For the quarter ended September 30, 2005, the average cost of interest-bearing deposits was 2.44%, up from 2.37% and 1.97% for the prior quarter and third quarter of 2004, respectively.

Peoples also utilizes a variety of borrowings as complementary funding sources to traditional deposits. For the three months ended September 30, 2005, total borrowed funds averaged $546.8 million compared to $512.9 million for the second quarter of 2005 and $570.8 million a year ago. The lower volume of borrowed funds compared to last year was due to brokered deposit growth, which allowed Peoples to reduce borrowings. Peoples' overall cost of borrowed funds increased to 3.91% from 3.80% last quarter and 3.16% in the third quarter of 2004, due to higher short-term rates resulting from the Federal Reserve's actions to increase the Federal Funds rate.

Advances from the FHLB, both short-term and long-term, remain a key source of funding for asset growth, as well as a means of managing Peoples interest rate risk. Peoples also accesses wholesale repurchase agreements and other borrowings from unrelated institutions to diversify funding sources. While included in borrowed funds, Peoples' retail repurchase agreements are marketed and managed as a cash management tool for commercial customers with higher balances. Additional information regarding Peoples' borrowed funds can be found later in this Discussion under the caption "FINANCIAL CONDITION-Funding Sources". The following details the average balance and rate of Peoples' borrowed funds:


                                                           For the Three Months Ended
                                         ----------------------------------------------------------------
                                         September 30, 2005      June 30, 2005        September 30, 2004
                                         -------------------   -------------------    -------------------
                                          Average     Rate      Average     Rate       Average     Rate
                             Balance Balance Balance
Short-term borrowings:
  FHLB advances                          $ 124,671    3.55%    $   85,135   2.94%     $  82,747    1.50%
  Retail repurchase agreements              23,471    2.81%        16,252   2.25%        16,755    1.03%
---------------------------------------------------------------------------------------------------------
      Total short-term borrowings        $ 148,142    3.48%    $  101,387   2.87%     $  99,502    1.44%
---------------------------------------------------------------------------------------------------------
Long-term borrowings:
  FHLB advances                          $ 197,854    4.12%    $  204,845   4.11%     $ 183,136    3.76%
  Wholesale repurchase agreements          157,850    3.17%       162,452   3.12%       243,593    2.87%
  Other long-term borrowings                42,918    7.29%        44,260   7.06%        44,531    6.22%
---------------------------------------------------------------------------------------------------------
          Total long-term borrowings     $ 398,622    4.15%    $  411,557   4.05%     $ 471,260    3.59%
---------------------------------------------------------------------------------------------------------


                                                    For the Nine Months Ended
                                                         September 30,
                                         ----------------------------------------------
                                                2005                      2004
                                         --------------------      --------------------
                                           Average                   Average
                                           Balance      Rate         Balance    Rate
Short-term borrowings:
  FHLB advances                          $    95,595   3.09%       $    77,532   1.23%
  Retail repurchase agreements                18,435   2.36%            16,510   0.82%
---------------------------------------------------------------------------------------
      Total short-term borrowings        $   114,030   3.02%       $    94,042   1.18%
---------------------------------------------------------------------------------------
Long-term borrowings:
  FHLB advances                          $   203,682   4.11%       $   169,236   4.13%
  Wholesale repurchase agreements            168,823   3.11%           227,840   2.86%

  Other long-term borrowings                  43,911   7.04%            45,534   6.07%
---------------------------------------------------------------------------------------
          Total long-term borrowings     $   416,416   4.04%       $   442,610   3.71%
---------------------------------------------------------------------------------------

The higher level of short-term FHLB advances compared to last year is partially attributable to Peoples repaying other, longer-term borrowings using short-term advances. Management has also match-funded selected three- and five-year adjustable rate commercial loans using long-term FHLB advances with similar amortization and repricing characteristics. The average cost of Peoples' borrowed funds has steadily increased since mid-2004 in response to the Federal Reserve's action to increase rates 275 basis points during that period. Management may make adjustments to the mix of borrowed funds in the future, as deemed desirable, to manage liquidity and position the balance sheet for potential changes in interest rates.

Even with the challenges of the current interest rate environment and intense competition for loans and deposits, Peoples has experienced some improvement in asset yields in the third quarter of 2005 due to repricing of variable rate loans and reinvestments of investment portfolio cash flows into higher yielding securities. Management continues its efforts to position Peoples' balance sheet for the expected increases in rates during the second half of 2005. At September 30, 2005, Peoples' interest rate risk position and asset-liability simulations indicate additional interest rate increases would cause net interest income to increase modestly. However, management believes any projected improvement could be mitigated by the slope of the yield curve, as well as the impact of continued competition and other factors affecting interest rates in Peoples' markets that are difficult to include in interest rate simulations. Consequently, Peoples' net interest margin and income remain difficult to predict and manage.


PROVISION FOR LOAN LOSSES
-------------------------
In the third quarter of 2005, Peoples' provision for loan losses was $485,000, compared to $605,000 a year ago. For the nine months ended September 30, 2005, the provision for loan losses was $1,466,000 versus $2,015,000 for the first nine months of 2004. The lower provisions were based on management's quarterly evaluation of loss factors and are reflective of Peoples' recent loss experience and recoveries of previously charged-off loans during the third quarter.

When expressed as a percentage of average loans, the provision for loan losses was 0.14% through nine months of 2005 compared to 0.22% for the same period in 2004. Future provisions will continue to be based on management's quarterly analysis described in the "Critical Accounting Policies" section of this discussion.


NON-INTEREST INCOME
-------------------
Peoples generates non-interest income from six primary sources: deposit account service charges, investment and insurance commissions, fiduciary activities, electronic banking ("e-banking"), mortgage banking and business owned life insurance ("BOLI"). Non-interest income also excludes gains and losses on securities and other assets. In the third quarter of 2005, non-interest income totaled $7,127,000 compared to $7,202,000 last quarter and $7,248,000 a year ago, with the timing of some special fiduciary fees in prior periods accounting for most of the declines. Non-interest income was $21,456,000 and $18,318,000 for first nine months of 2005 and 2004, respectively. This 17% increase was mainly due to enhanced insurance commissions as a result of the Insurance Agency Acquisitions in mid-2004.

Service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided, comprised the largest source of non-interest revenue in the third quarter of 2005, totaling $2,533,000 versus $2,510,000 in 2004's third quarter. Deposit account service charges were $7,279,000 on a year-to-date basis, compared to $7,222,000 last year. The following table details Peoples' deposit account service charges:


                                                     For the Three Months Ended                     For the Nine Months
                                          September 30,       June 30,       September 30,          Ended September 30,
     (Dollars in Thousands)                     2005             2005              2004             2005           2004

     Overdraft fees                       $      1,738     $         1,722   $        1,708     $     4,890   $       4,745
     Non-sufficient funds fees                     506                 464              484           1,364           1,362
     Other fees and charges                        289                 286              318           1,025           1,115
     -----------------------------------------------------------------------------------------------------------------------
     Total                                $      2,533     $         2,472   $        2,510     $     7,279   $       7,222
     -----------------------------------------------------------------------------------------------------------------------

Insurance and investment commissions continue to represent a significant portion of non-interest income. Through nine months of 2005, total revenues are up 80%, reflecting a full year's impact of the Insurance Agency Acquisitions in mid-2004. The following table details Peoples' insurance and investment commissions:

                                                    For the Three Months Ended                    For the Nine Months
                                          September 30,      June 30,       September 30,         Ended September 30,
    (Dollars in Thousands)                      2005            2005             2004              2005           2004

    Property and casualty insurance       $        1,904   $       1,891   $         1,936    $      6,126   $      3,160
    Life and health insurance                        154             127               146             422            251
    Brokerage                                        143             104                78             341            294
    Fixed annuities                                   27             104                75             189            186
    Credit life and A&H insurance                     38              40                37             108            108
    ----------------------------------------------------------------------------------------------------------------------
    Total                                 $        2,266   $       2,266   $         2,272    $      7,186   $      3,999
    ----------------------------------------------------------------------------------------------------------------------


Peoples offers various e-banking services, including ATM and debit cards, direct deposit services and Internet banking, as alternative delivery channels to traditional sales offices, for providing services to clients. For the quarter ended September 30, 2005, e-banking income was $706,000, up 16% from $608,000 in 2004's third quarter, but down 4% from $734,000 in the second quarter of 2005. On a year-to-date basis, e-banking income was $2,087,000 and $1,754,000 through September 30, 2005 and 2004, respectively, a 19% increase. The combination of Peoples issuing more debit cards to customers and higher volumes of debit card activity was the primary factor for the increased revenue compared to last year. At September 30, 2005, Peoples had 82,847 cards issued, with 50% of all eligible deposit accounts having a debit card, compared to 65,319 cards and a 47% penetration rate a year ago. Peoples' customers used their debit cards to complete $116 million of transactions in through nine months of 2005, up 30% from $89 million a year ago.

In the third quarter of 2005, Peoples' fiduciary revenues decreased $194,000 compared to a year ago, totaling $794,000 and $988,000, respectively. On a year-to-date basis, fiduciary revenues were $2,466,000 in 2005 versus $2,574,000 in 2004. These declines are attributable to the recognition of a special, one-time fee, totaling $210,000, earned last year. Fiduciary revenues were also down 13% compared to 2005's second quarter total of $915,000, with $80,000 due to the recognition of an annual fee in the second quarter and $26,000 due to special, one-time fees earned last quarter.

Peoples' mortgage banking involves the origination and selling of long-term, fixed-rate real estate loans into the secondary market, with servicing rights retained on most loans sold. The amount of associated revenue recognized is dependent largely on customer demand for long-term fixed-rate mortgage loans. In the third quarter of 2005, mortgage banking produced revenues of $275,000 compared to $264,000 in the prior quarter and $227,000 in the third quarter of 2004. Through nine months of 2005, mortgage banking income totaled $656,000 versus $709,000 for the first nine months of 2004. The decline through nine months is attributable to Peoples' selling $11.6 million of fixed-rate loans, acquired in the Ashland Banking Acquisition, at a net loss of $187,000 in the first quarter of 2005, due to their associated interest rate risk.

Peoples' BOLI investment enhances operating efficiency by offsetting rising employee benefit costs. Throughout 2005, BOLI has produced modestly lower income due to the impact of a flatter yield curve on the associated investment funds. Still, management believes BOLI continues to provide a better vehicle for funding future benefit costs than alternative investment opportunities with similar risk characteristics.


NON-INTEREST EXPENSE
--------------------
For the quarter ended September 30, 2005, non-interest expense totaled $12,536,000 versus $12,544,000 in the same quarter a year ago. Non-interest expense was down 3% from $12,862,000 for the second quarter of 2005, the result of lower occupancy and equipment costs and bankcard processing fees. Through nine months of 2005, non-interest expense was $38,145,000 versus $34,365,000 a year ago, with operating costs associated with the Insurance Agency Acquisitions accounting for much of the increase.

Salaries and benefits remain Peoples' largest operating expense, which is inherent in a service-based industry such as financial services. In the third quarter of 2005, salaries and benefits were $6,608,000 compared to $6,658,000 last quarter and $6,688,000 for the three months ended September 30, 2004. Through nine months of 2005, salaries and benefits totaled $19,952,000 versus $17,896,000 in the prior-year period. A full year impact of the Insurance Agency Acquisitions accounted for 70% of the increase in salaries and benefits, while the remaining increase was due almost entirely to higher performance based incentive cost. Peoples had 537 full-time equivalent employees at both September 30, 2005, and December 31, 2004, compared to 547 a year ago.

In the third quarter of 2005, net occupancy and equipment expenses were $1,215,000, down 10% from $1,350,000 for the same period a year ago, with the decline largely attributable to flood-related costs of $100,000 incurred in 2004's third quarter. Compared to the second quarter of 2005, net occupancy and equipment expense were down 9%, due to reduced depreciation expense of $102,000. The decline in depreciation expense was attributable to existing assets becoming fully depreciated, coupled with fewer shorter-term assets, such as computers and other office equipment, being placed in service. On a year-to-date basis, net occupancy and equipment expenses were essentially unchanged, totaling $3,842,000 in 2005 and $3,860,000 in 2004, respectively.

Peoples' bankcard costs, which consist primarily of debit card and ATM processing fees, were $284,000 for the three months ended September 30, 2005, versus $404,000 for the prior-year quarter, a 30% reduction. Compared to the second quarter of 2005, bankcard costs were also down 7%, from $305,000. While ATM and debit card activity continues to show modest growth, the expected impact of this increased activity on bankcard expense has been offset by a reduction in various transaction-based charges beginning in early 2005 as the result of a new processing contract for ATM and debit card operations with Peoples' existing provider.

Intangible amortization expense increased 4% to $661,000 in the third quarter of 2005, from $635,000 a year ago, due to the amortization of customer relationship intangible assets from last year's acquisitions. Since Peoples uses an accelerated method of amortization for existing intangible assets, amortization expense in the third quarter of 2005 dropped 2% compared to last quarter. Management expects additional reductions in intangible amortization in future quarters based on the intangible assets included on Peoples' balance sheet at September 30, 2005.

For the quarter ended September 30, 2005, professional fees, which include accounting, legal and other professional expenses, were $454,000 compared to $452,000 for the third quarter of 2004. Professional fees were $1,669,000 through nine months of 2005, compared to $1,319,000 through the same period a year ago. Higher audit fees associated with the new regulatory reporting environment under Sarbanes-Oxley was the primary factor driving the increased professional fees.

Peoples is subject to various state franchise taxes, which are based largely on Peoples Bank's equity at year-end. As a result of additional equity at Peoples Bank from the Insurance Agency Acquisitions, franchise taxes have increased in 2005, totaling $425,000 in the third quarter, versus $418,000 in the second quarter of 2005 and $374,000 in 2004's third quarter. On a year-to-date basis, franchise taxes were up 15% through September 30, 2005, when compared to the same period in 2004. Management believes Peoples Bank's stronger capital level positions can provide the foundation for strategic growth. In addition, management regularly evaluates the capital position of Peoples' other direct and indirect subsidiaries and seeks to maximize Peoples' consolidated capital position through an allocation of capital which is intended to enhance profitability and shareholder value.

Other non-interest expense for the third quarter of 2005 includes a $250,000 loss on an interest rate hedging instrument. During the third quarter, management determined the loss, previously reflected in Peoples' equity as a component of accumulated comprehensive income, should be charged to earnings. This decision was based on management's review of the documentation of the accounting for the hedging instrument. Future changes in the market value of this interest rate hedge will be recorded in accumulated comprehensive income, net of deferred taxes, and, as such, are not expect to have any impact on earnings.

The non-interest income leverage ratio measures the percentage of Peoples' normal non-interest expense that is offset by non-interest income and is one of the performance indicators for Peoples' incentive compensation plan for senior management and certain other associates. The non-interest income leverage ratio is defined as non-interest income as a percentage of operating expenses, excluding gains and losses on securities transactions, asset disposals and early debt extinguishment, as well as intangible asset amortization. The following details the components of the non-interest income leverage ratio calculation:


                                                                       For the Three Months              For the Nine Months
                                                                        Ended September 30,              Ended September 30,
   (Dollars in Thousands)                                                 2005            2004             2005            2004
   Total other income, as reported                                  $     7,118     $     7,216      $    21,804     $    18,370
   Add:  Loss on securities transactions                                      -               7                -               -
         Loss on asset disposal                                               9              25                -               -
   Deduct: Gain on securities transactions                                    -               -              236              30
           Gain on asset disposal                                             -               -              112              22
           Recovery of loss on sale of other real estate owned                -               -                -             210
   -----------------------------------------------------------------------------------------------------------------------------
   Adjusted total other income                                           7,127           7,248           21,456          18,108
   -----------------------------------------------------------------------------------------------------------------------------

   Total other expense, as reported                                     12,536          12,544           38,145          34,365
   Deduct: Amortization of other intangible assets                         661             635            2,023           1,562
   -----------------------------------------------------------------------------------------------------------------------------
   Adjusted total other expense                                         11,875          11,909           36,122          32,803
   -----------------------------------------------------------------------------------------------------------------------------
   Non-interest income leverage ratio                                   60.02%          60.86%           59.40%          55.20%
   -----------------------------------------------------------------------------------------------------------------------------


RETURN ON EQUITY
----------------
In the third quarter of 2005, Peoples' return on equity ("ROE") was 11.59% versus 12.04% last quarter and 11.95% for the third quarter a year ago. ROE was 11.50% for the nine months ended September 30, 2005, compared to 12.10% for the same period in 2004. Peoples' lower ROE is largely attributable to modest increases in average equity. Management uses ROE to evaluate Peoples' long-term performance, but management believes earnings per share ("EPS") serves as a more meaningful measurement of short-term performance due to the volatility that can occur in equity from changes in the estimated fair values of Peoples' investment portfolio.


RETURN ON ASSETS
----------------
Return on assets ("ROA") was 1.13% in the third quarter of 2005 compared to 1.15% for 2004's third quarter. On a year-to-date basis, ROA was 1.12% through September 30, 2005 versus 1.19% for the first nine months of 2004. In recent years, Peoples' primary focus has shifted to EPS enhancement and ROE while reducing the emphasis on ROA as a key performance indicator. However, management continues to monitor ROA and considers it a measurement of the effectiveness of Peoples' asset utilization.


INCOME TAX EXPENSE
------------------
For the nine months ended September 30, 2005, Peoples' effective tax rate was 27.2%, up from 26.4% a year ago. Peoples continues to make tax-advantaged investments in order to manage its effective tax rate and overall tax burden. At September 30, 2005, the amount of tax-advantaged investments totaled $56.8 million compared to $53.4 million at December 31, 2004 and $53.4 million at September 30, 2004. Depending on economic and regulatory conditions, Peoples may make additional investments in various tax credit pools and other tax-advantaged assets.


                               FINANCIAL CONDITION

OVERVIEW OF BALANCE SHEET
-------------------------
Total assets were $1.86 billion at September 30, 2005, compared to $1.81 billion at year-end 2004 and $1.83 billion at June 30, 2005. Strong internal loan production accounted for the majority of the increase in total assets. At September 30, 2005, gross loans were $1.06 billion, up $26.5 million from $1.03 billion at June 30, 2005, and up $37.5 million from $1.02 billion at December 31, 2004. Investment securities at September 30, 2005, were virtually flat compared to prior periods, as increases due to purchases were largely offset by a modest decline in overall market value of the portfolio.

Total liabilities grew 2% in the third quarter to $1.68 billion at September 30, 2005, from $1.65 billion at the prior quarter-end, and grew 3% from $1.63 billion at year-end 2004. At September 30, 2005, deposits totaled $1.10 billion and borrowed funds were $561.5 million, up $27.5 million and $15.5 million from their respective December 31, 2004 balances. Compared to the prior quarter-end, total deposits were essentially flat, while borrowed funds increased $26.1 million.

At September 30, 2005, stockholders' equity was $180.5 million, up $5.1 million versus $175.4 million at December 31, 2004. This increase was primarily the result of Peoples' earnings, net of dividends declared, of $9.2 million, which was partially offset by a $4.7 million reduction in accumulated comprehensive income largely attributable to a change in the market value of the investment portfolio.


CASH AND CASH EQUIVALENTS
-------------------------
Peoples' cash and cash equivalents include Federal Funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid. The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs. At September 30, 2005, cash and cash equivalents totaled $34.9 million, up 11% from $31.4 million at December 31, 2004. Cash and balances due from banks comprised the largest portion of Peoples' cash and cash equivalents at September 30, 2005, totaling $33.9 million, up $3.2 million from $30.7 million at December 31, 2004. This increase is due largely to additional items in the process of collection at September 30, 2005.

Management believes the current balance of cash and cash equivalents, along with the availability of other funding sources, will allow Peoples to meet cash obligations, special needs and off-balance sheet commitments, such as unfunded loan commitments, undrawn lines of credit, construction loans and letters of credit, as they come due. Peoples will actively manage the principal runoff from the investment and loan portfolios and seek to reinvest those funds productively, based on loan demand and investment opportunities, while maintaining adequate liquidity. Further information regarding Peoples' liquidity can be found later in this discussion under "Interest Rate Sensitivity and Liquidity."


INVESTMENT SECURITIES
---------------------
At September 30, 2005, the amortized cost of Peoples' investment securities totaled $604.0 million compared to $597.5 million at June 30, 2005 and $594.5 million at year-end 2004, while the market value of the investment portfolio was $604.5 million, $603.7 million and $602.4 million for the same periods, respectively. The difference in amortized cost and market value at September 30, 2005, resulted in unrealized appreciation in the investment portfolio of $0.5 million and a corresponding increase in Peoples' equity of $0.3 million, net of deferred taxes. In comparison, the difference in amortized cost and market value at December 31, 2004, resulted in unrealized appreciation of $7.9 million and an increase in equity of $5.1 million, net of deferred taxes.

The following table details Peoples' investment portfolio, at estimated fair value:


(Dollars in Thousands)                            September 30,         June 30,       December 31, 2004    September 30,
                                                       2005               2005                                   2004
US Treasury securities and obligations of
     US government agencies and corporations     $        104,908    $         94,925   $         62,770   $         76,173
Obligations of states and political subdivisions           70,896              67,856             62,234             63,976
Mortgage-backed securities                                370,537             382,849            418,094            444,884
Other securities                                           58,139              58,101             59,266             59,439
----------------------------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $        604,480    $        603,731   $        602,364   $        644,472
----------------------------------------------------------------------------------------------------------------------------

Since September 30, 2004, Peoples' investment in mortgage-backed securities has declined due to management using a portion of the principal runoff to fund loan growth and for other corporate purposes. Management has also reinvested some of the cash flows from mortgage-backed securities into U.S. agency and municipal securities to improve the diversification and overall performance of the investment portfolio in a rising rate environment. Management anticipates maintaining, or slightly growing, the investment portfolio during the remainder of 2005, depending on loan growth and other corporate liquidity needs.

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


LOANS
-----
Peoples Bank originates various types of loans, including commercial, financial and agricultural loans ("commercial loans"), real estate loans and consumer loans, focusing primarily on lending opportunities in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets. At September 30, 2005, gross loans totaled $1.06 billion, up $37.5 million since year-end 2004. This increase was the result of commercial loan growth of $52.8 million, which was partially offset by the first quarter sale of $11.6 million of fixed-rate mortgage loans, acquired in the Ashland Banking Acquisition. The following table details total outstanding loans:


(Dollars in Thousands)          September 30,       June 30,        December 31,     September 30,
                                    2005              2005              2004             2004
Commercial, mortgage            $      493,954    $      474,344   $      450,270    $      430,513
Commercial, other                      135,568           133,537          126,473           116,621
Real estate, construction               45,299            35,950           35,423            37,847
Real estate, mortgage                  322,975           330,881          349,965           307,648
Consumer                                62,760            59,365           60,927            65,235
----------------------------------------------------------------------------------------------------
     Total loans                $    1,060,556    $    1,034,077   $    1,023,058    $      957,864
----------------------------------------------------------------------------------------------------


Commercial loan balances, including loans secured by commercial real estate, totaled $629.5 million at September 30, 2005, up 9% from $576.7 million at year-end 2004, with $21.6 million, or 40%, of the growth occurring in the third quarter alone. This increase is the result of strong loan production in Peoples' new central Ohio loan production office and lending opportunities within Peoples' existing markets. Commercial loans continued to represent the largest portion of Peoples' total loan portfolio, comprising 59.4% and 56.4% of total loans at September 30, 2005, and December 31, 2004, respectively. Future commercial lending activities will be dependent on economic and related conditions, such as general demand for loans in Peoples' primary markets, interest rates offered by Peoples and Peoples' customary underwriting considerations. In addition to in-market opportunities, Peoples will continue to lend selectively to creditworthy customers outside its primary markets.

While commercial loans comprise the largest portion of Peoples' loan portfolio, residential real estate loans (whether the loans are ultimately sold into the secondary market or retained on Peoples' balance sheet) remain a major focus of Peoples' lending efforts, due in part to the opportunity to sell additional products and services to these consumers. At September 30, 2005, real estate loans, which include construction loans but exclude loans secured by commercial real estate, totaled $368.3 million compared to $385.4 million at December 31, 2004, a decrease of $17.1 million. Real estate loans comprised 34.7% of Peoples' total loan portfolio at September 30, 2005, versus 37.7% at year-end 2004. Included in real estate loans are home equity credit line balances of $47.0 million at September 30, 2005, up 7% from $43.7 million at December 31, 2004.

Peoples' real estate loan portfolio continues to be affected by customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with servicing rights retained. In the third quarter of 2005, Peoples originated 142 long-term, fixed-rate mortgage loans, with total loan amounts of $12 million, compared to 139 loans, with total loan amounts of $12 million, in the second quarter of 2005 and 149 loans, with total loan amounts of $13 million, in the third quarter of 2004. At September 30, 2005, Peoples was servicing $140.6 million of real estate loans previously sold to the secondary market compared to $106.4 million at year-end 2004. In addition, Peoples had $492,000 of fixed-rate real estate loans held for sale to the secondary market at September 30, 2005 compared to $612,000 at December 31, 2004.

At September 30, 2005, consumer loan balances, including overdrafts, were $62.8 million, up $1.8 million since year-end 2004. Excluding overdrafts, consumer loans grew $2.5 million during the third quarter to $60.5 million, from $58.0 million at June 30, 2005. The indirect lending area represented a significant portion of Peoples' consumer loans and the third quarter growth, with balances of $26.1 million at September 30, 2005, up $3.1 million since June 30, 2005, and up $2.5 million compared to December 31, 2004. Peoples' ability to maintain, or even grow, consumer loans in future quarters continues to be impacted by strong competition for various types of consumer loans, especially automobile loans, as well as availability of alternative credit products, such as home equity credit lines. Additionally, Peoples' commitment to originate quality loans based on sound underwriting practices and appropriate loan pricing discipline remains the paramount objective and could limit any future growth.


LOAN CONCENTRATION
Peoples' largest concentration of commercial loans is credits to lodging and lodging-related companies, which comprised approximately 9.6% of Peoples' outstanding commercial loans at quarter-end, compared to 11.4% at December 31, 2004. Loans to assisted living facilities and nursing homes also represented a significant portion of Peoples' commercial loans, comprising 8.6% of Peoples' outstanding commercial loans at September 30, 2005, versus 10.2% at year-end 2004.

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


ALLOWANCE FOR LOAN LOSSES
Peoples' allowance for loan losses totaled $14.7 million, or 1.39% of loans, at September 30, 2005, compared to $14.8 million, or 1.44%, at year-end 2004. The following table presents changes in Peoples' allowance for loan losses:


                                              Three Months Ended              Nine Months Ended
                                                September 30,                   September 30,
(Dollars in Thousands)                         2005           2004            2005           2004
Balance, beginning of period             $      14,728   $     14,693    $     14,760   $     14,575
Chargeoffs                                        (918)          (712)         (3,090)        (2,921)
Recoveries                                         413            220           1,572          1,137
-----------------------------------------------------------------------------------------------------
     Net chargeoffs                               (505)          (492)         (1,518)        (1,784)
Provision for loan losses                          485            605           1,466          2,015
-----------------------------------------------------------------------------------------------------
          Balance, end of period         $      14,708   $     14,806    $     14,708   $     14,806
-----------------------------------------------------------------------------------------------------

The allowance is allocated among the loan categories based upon the consistent, quarterly procedural discipline described in the "Critical Accounting Policies" section of this discussion. However, the entire allowance for loan losses is available to absorb future loan losses in any loan category. The following details the allocation of the allowance for loan losses:


(Dollars in thousands)                  September 30,       June 30,        December 31,     September 30,
                                             2005             2005              2004              2004
Commercial                              $       11,884    $       11,884   $       11,751    $       11,751
Real estate                                      1,400             1,400            1,175             1,645
Consumer                                         1,149             1,149            1,394               926
Overdrafts                                         275               295              327               373
Credit cards                                         -                 -              113               111
------------------------------------------------------------------------------------------------------------
     Total allowance for loan losses    $       14,708    $       14,728   $       14,760    $       14,806
------------------------------------------------------------------------------------------------------------

The significant allocation to commercial loans in recent periods reflects the higher credit risk associated with this type of lending and continued growth of commercial loans. In prior periods, Peoples had maintained an allowance for credit cards that reflected an estimate of the loss from the retained recourse on the business cards included in the credit card portfolio sale. This recourse arrangement expired during the second quarter of 2005, eliminating the need for an allocation for credit cards. While allocations are made to specific loans and pools of loans, the entire allowance is available for all loan losses existing as of September 30, 2005.

In the third quarter of 2005, net loan chargeoffs were $505,000, up from $492,000 a year ago, but down from $514,000 in the second quarter of 2005. Peoples continues to experience an increased level of recoveries in 2005, which has had a positive impact on net chargeoffs. The following table details Peoples' net chargeoffs:


                                                    For the Three Months Ended                  For the Nine Months Ended
                                           September 30,     June 30,      September 30,              September 30,
(Dollars in Thousands)                         2005            2005            2004                2005            2004

Commercial                                  $         203  $         201   $           42     $         447   $         416
Overdrafts                                            195            156              243               439             589
Consumer                                               60             45              106               166             349
Real estate                                            49            126              106               490             309
Credit card                                            (2)           (14)              (5)              (24)            121
----------------------------------------------------------------------------------------------------------------------------
Total                                       $         505  $         514   $          492     $       1,518   $       1,784
----------------------------------------------------------------------------------------------------------------------------
  As a percent of average loans  (a)                0.19%          0.20%            0.21%             0.20%           0.26%
----------------------------------------------------------------------------------------------------------------------------

(a) Presented on an annualized basis.


Asset quality remains a key focus, as management continues to stress loan underwriting quality more than loan growth. At September 30, 2005, the amount of nonperforming loans was down $1.7 million from the prior quarter-end, due largely to Peoples reclassifying $2 million of nonaccrual commercial loans to other real estate owned ("OREO"), as anticipated. As a result of this reclassification, nonperforming assets as a percent of total assets were unchanged from 0.44% at June 30, 2005. Additionally, the allowance for loan losses improved to 248.1% of nonperforming loans during the quarter, from 192.6%. Management believes the property transferred to OREO to be marketable and anticipates selling the property in the next three to six months, with no significant gain or loss expected. The following table details Peoples' nonperforming assets:


                                                      September 30,        June 30,      December 31,        September 30,
(Dollars in Thousands)                                    2005               2005            2004                2004
Loans 90+ days past due and accruing               $             137   $          475    $          285   $             298
Renegotiated loans                                                 -                -             1,128                   -
Nonaccrual loans                                               5,791            7,173             5,130               4,747
----------------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                 5,928            7,648             6,543               5,045
Other real estate owned                                        2,259              353             1,163                 301
----------------------------------------------------------------------------------------------------------------------------
       Total nonperforming assets                  $           8,187   $        8,001    $        7,706   $           5,346
----------------------------------------------------------------------------------------------------------------------------

Nonperforming loans as a percent of total loans                0.56%            0.74%             0.64%               0.53%
----------------------------------------------------------------------------------------------------------------------------

Nonperforming assets as a percent of total assets              0.44%            0.44%             0.43%               0.30%
----------------------------------------------------------------------------------------------------------------------------

Allowance for loan losses as a percent of                     248.1%           192.6%            225.6%              293.5%
nonperforming loans
----------------------------------------------------------------------------------------------------------------------------


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

At September 30, 2005, the recorded investment in loans that were considered impaired was $9.3 million, of which $6.1 million were accruing interest and $3.2 million were nonaccrual loans. Included in this amount were $3.6 million of impaired loans for which the related allowance for loan losses was $1.5 million. The remaining impaired loan balances do not have a related allocation of the allowance for loan losses because the loans have previously been written-down, are well secured or possess characteristics indicative of the ability to repay the loan. For the nine months ended September 30, 2005, Peoples' average recorded investment in impaired loans was approximately $10.5 million and interest income of $305,000 was recognized on impaired loans during the period, representing 0.4% of Peoples' total interest income. This compares to average impaired loans of approximately $19.5 million and interest income of $508,000, or 0.8% of Peoples' total interest income, for the nine months ended September 30, 2004.


FUNDING SOURCES
---------------
Peoples considers a number of sources when evaluating funding needs, including but not limited to deposits, short-term borrowings, and long-term borrowings. Deposits, both interest-bearing and non-interest-bearing, continue to be the most significant source of funds for Peoples, totaling $1.10 billion at September 30, 2005, compared to $1.07 billion at December 31, 2004.

Non-interest-bearing deposits serve as a core funding source. At September 30, 2005, non-interest-bearing deposit balances totaled $158.9 million, up $5.9 million compared to the prior year-end. Since customer activity can cause significant, temporary changes in deposit balances from one period to another, management believes a comparison of average balances to be a more meaningful reflection of the trend in non-interest-bearing deposits. In the third quarter of 2005, non-interest-bearing deposits averaged $158.0 million versus $158.8 in the second quarter of 2005 and $146.5 million in the third quarter of 2004, reflecting Peoples' efforts to increase non-interest-bearing deposits. Through nine months of 2005, non-interest-bearing deposits averaged $157.5 million, up from $141.6 million a year ago. Peoples remains committed to core deposit growth in products such as non-interest-bearing checking accounts.

Interest-bearing deposits totaled $938.0 million at September 30, 2005, compared to $916.4 million at December 31, 2004, with additional brokered deposits of $14.9 million comprising a significant portion of the increase. The following details Peoples' interest-bearing deposits:


(Dollars in Thousands)                     September 30,         June 30,         December 31,      September 30,
                                               2005                2005               2004               2004
Retail certificates of deposit            $        446,308   $        451,522   $        456,850    $       429,159
Interest-bearing transaction accounts              195,503            184,308            165,144            166,467
Savings accounts                                   136,979            145,806            157,145            168,095
Money market deposit accounts                      114,366            115,666            107,394             96,876
Brokered certificates of deposits                   44,854             44,850             29,909             23,998
--------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits     $        938,010   $        942,152   $        916,442    $       884,595
--------------------------------------------------------------------------------------------------------------------

Peoples continues to experience highly competitive pricing of certificates of deposit, which makes it difficult to maintain these balances at reasonable rates. In the first quarter of 2005, Peoples introduced a new interest-bearing checking product that pays a rate comparable to money market products offered by Peoples' competitors. While this account has attracted some new customers with higher balances, it has also resulted in some migration of existing savings and money market account balances to this new product.

Peoples also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy liquidity needs. Advances from the FHLB comprise a sizeable portion of Peoples' borrowed funds. Typically, short-term FHLB advances, consisting of overnight repo advances or variable cash management advances, are used to manage Peoples' daily liquidity needs since they may be repaid, in whole or part, at anytime without a penalty. Peoples also utilizes a combination of long-term FHLB advances to help manage its interest rate sensitivity and liquidity. In most cases, the early repayment of long-term FHLB advances requires Peoples to incur a prepayment penalty. In addition to FHLB advances, Peoples accesses national market repurchase agreements to diversify its funding sources. The repurchase agreements may not be repaid prior to maturity and must remain sufficiently collateralized during the entire term. As a result, a decline in the market value of the investment securities associated with these agreements would require Peoples to allocate additional investment securities to these repurchase agreements. The following details Peoples' short-term and long-term borrowings:


(Dollars in Thousands)                            September 30,         June 30,         December 31,      September 30,

                                                           2005                2005               2004               2004
Short-term borrowings:
  FHLB advances                                  $        142,000   $        111,000   $         37,400    $        77,300
  Retail repurchase agreements                             23,844             20,030             14,495             14,502
---------------------------------------------------------------------------------------------------------------------------
        Total short-term borrowings                       165,844            131,030             51,895             91,802

Long-term borrowings:
  FHLB advances                                  $        194,859   $        203,624   $        210,814    $       188,638
  National market repurchase agreements                   157,850            157,850            238,750            243,150
  Term note payable                                        13,600             13,600             15,300             15,300
---------------------------------------------------------------------------------------------------------------------------
        Total long-term borrowings                        366,309            375,074            464,864            447,088
---------------------------------------------------------------------------------------------------------------------------
Subordinated notes held by subsidiary trusts               29,328             29,307             29,263             29,242
---------------------------------------------------------------------------------------------------------------------------
      Total borrowed funds                       $        561,481   $        535,411   $        546,022    $       568,132
---------------------------------------------------------------------------------------------------------------------------

At September 30, 2005, total borrowed funds were up compared to both June 30, 2005 and December 31, 2004, due largely to asset growth. In the third quarter of 2005, short-term borrowings increased $34.8 million primarily as a result of asset growth that exceeded deposit growth. In addition, Peoples repaid a $5 million convertible, fixed-rate FHLB advance using short-term advances rather than allowing the advance to convert to a variable-rate advance at higher LIBOR rates.


CAPITAL/STOCKHOLDERS' EQUITY
----------------------------
Stockholders' equity totaled $180.5 million at September 30, 2005, compared to $175.4 million at December 31, 2004. Peoples' earnings, net of dividends declared, increased total equity by $9.2 million, which was partially offset by a $4.7 million reduction in accumulated comprehensive income largely attributable to a change in the market value of the investment portfolio.

For the nine months ended September 30, 2005, Peoples Bancorp declared dividends of $6.1 million, representing a dividend payout ratio of 39.9% of earnings, compared to $5.7 million and payout ratio of 36.8% a year ago. While management anticipates Peoples Bancorp continuing its 39-year history of consistent dividend growth, Peoples Bancorp's ability to pay dividends on its common shares is largely dependent upon dividends from Peoples Bank. Additionally, Peoples Bancorp has established two trust subsidiaries which have issued preferred securities. If Peoples Bancorp suspends interest payments relating to the trust preferred securities issued by either of the two trust subsidiaries, Peoples will be prohibited from paying dividends on its common shares. Peoples Bancorp or Peoples Bank may decide to limit the payment of dividends, even when the legal ability to pay them exists, in order to retain earnings for other strategic purposes.

One component of Peoples' stockholders' equity is accumulated comprehensive income, net of deferred taxes, which consists of the adjustment for the net unrealized holding gains on available-for-sale securities and a cash flow hedging instrument. At September 30, 2005, accumulated comprehensive income totaled $0.3 million versus $5.0 million at December 31, 2004, a decrease of $4.7 million, due largely to a change in market value of People's investment portfolio. The change in accumulated comprehensive income also reflects the impact of reclassifying a $163,000 after-tax loss on derivative instruments to earnings. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' consolidated balance sheet are more sensitive to the changing market values of investments than if the investment portfolio was classified as held-to-maturity.

At September 30, 2005, Peoples had treasury stock totaling $9.5 million, down $0.8 million from year-end 2004. Through nine months of 2005, Peoples Bancorp repurchased 59,700 common shares (or 11% of the total authorized), at an average price of $26.78 per share, under the 2005 Stock Repurchase Program and 4,462 common shares, at an average price of $27.42, in conjunction with the deferred compensation plan for directors of Peoples Bancorp and its subsidiaries. During the same period, Peoples reissued 102,666 treasury shares in connection with stock option exercises, distribution from the deferred compensation plan and the Insurance Agency Acquisitions.

Management uses the tangible capital ratio as one measure of the adequacy of Peoples' equity. The ratio, defined as tangible equity as a percentage of tangible assets, excludes the balance sheet impact of intangible assets acquired through acquisitions accounted for using the purchase method of accounting. At September 30, 2005, Peoples' tangible equity ratio was 6.19% compared to 6.00% at December 31, 2004 and 6.31% at September 30, 2004.

In addition to monitoring performance through traditional capital measurements (i.e., dividend payout ratios and ROE), Peoples has also complied with the capital adequacy standards mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Under the risk-based capital framework, a bank's balance sheet assets and credit equivalent amounts of off-balance sheet items are typically assigned to one of four broad risk categories: 0% (lowest risk), 20%, 50% or 100% (highest risk). The sum of the resulting weighted values from each of the four risk categories is used in calculating key capital ratios. At September 30, 2005, Peoples' Total Capital, Tier 1 and Leverage ratios were 12.65%, 11.34% and 7.92%, respectively, exceeding the well-capitalized standards of 10%, 6% and 5%, respectively. In addition, all three risk-based capital ratios for Peoples Bank were also well above the minimum standards for a well-capitalized institution at September 30, 2005.


INTEREST RATE SENSITIVITY AND LIQUIDITY
---------------------------------------
While Peoples is exposed to various business risks, the risks relating to interest rate sensitivity and liquidity are typically the most complex and dynamic risks that can materially impact future results of operations and financial condition. The objective of Peoples' asset/liability management ("ALM") function is to measure and manage these risks in order to optimize net interest income within the constraints of prudent capital adequacy, liquidity and safety. This objective requires Peoples to focus on interest rate risk exposure and adequate liquidity through its management of the mix of assets and liabilities, their related cash flows and the rates earned and paid on those assets and liabilities. Ultimately, the ALM function is intended to guide management in the acquisition and disposition of earning assets and selection of appropriate funding sources.

INTEREST RATE RISK
Interest rate risk ("IRR") is one of the most significant risks for Peoples, and the entire financial services industry, primarily arising in the normal course of business of offering a wide array of financial products to its customers, including loans and deposits, as well as the diversity of its own investment portfolio and borrowed funds. IRR is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as market values of financial assets and liabilities. Peoples' exposure to IRR is due primarily to differences in the maturity or repricing of earning assets and interest-bearing liabilities. In addition, other factors, such as prepayments of loans and investment securities or early withdrawal of deposits, can expose Peoples to IRR and increase interest costs or reduce revenue streams.

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

Peoples' ALCO relies on different methods of assessing IRR, including simulations, to project future net interest income streams and to monitor the sensitivity of the net present estimated fair value of equity and the difference, or "gap", between maturing or repricing rate-sensitive assets and liabilities over various time periods. Peoples uses these methods to monitor IRR for both the short- and long-term. The ALCO places emphasis on simulation modeling as the most beneficial measurement of IRR because it is a dynamic measure. By employing a simulation process that estimates the impact of potential changes in interest rates and balance sheet composition and by establishing limits on these estimated changes to net income and net market value, the ALCO is better able to evaluate interest rate risks and their potential impact to earnings and the projected fair value of equity.

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

At September 30, 2005, Peoples' one-year cumulative gap amount was positive 10.5% of earning assets, which represented $174.6 million more in assets than liabilities that are contractually scheduled to reprice or mature during that period. Management believes a portion of interest-bearing liabilities are not likely to reprice at their first opportunity, based on current rates and management's control over the pricing of most deposits. Excluding those liabilities, Peoples' adjusted one-year cumulative gap amount at quarter-end was positive 13.3% of earning assets, which represented $221.3 million more in assets than liabilities that mature or may reprice during the next twelve months.

The following table is provided to illustrate the estimated earnings at risk and value at risk positions in the one-year horizon of Peoples, on a pre-tax basis, at September 30, 2005 (dollars in thousands):



        Immediate
      Interest Rate                    Estimated                           Estimated
  Increase (Decrease) in           Increase (Decrease)                     Decrease in
       Basis Points               In Net Interest Income            Economic Value of Equity
---------------------------    -----------------------------     --------------------------------
           200               $       1,872           3.5  %       $     (4,840)         (2.1)  %
           100                       1,069           2.0                  (552)         (0.2)
          (100)                     (3,427)         (6.5)               (8,444)         (3.6)
          (200)              $      (7,471)        (14.1) %       $    (25,779)        (10.9)  %


The interest rate risk analysis shows that Peoples is asset sensitive, which means that increasing interest rates should favorably impact Peoples' net interest income while downward moving interest rates should negatively impact net interest income, based on the assumptions used. However, the variability of cash flows from the investment and loan portfolios continues to have a significant influence on future net interest income and earnings, especially during periods of changing interest rates. In general, the amount of principal runoff from these portfolios tends to decrease as interest rates increase due to fewer prepayments, limiting the amount of funds which can be reinvested at higher rates, while declining interest rates tend to result in a higher level of funds that must be reinvested at lower rates, due to an increase in prepayments. The interest rate table also shows Peoples is within the established IRR policy limits for all simulations and all scenarios for the current period.

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

Typically, the main source of liquidity for Peoples is deposit growth. Liquidity is also provided by cash generated from earning assets such as maturities, calls, principal payments and net income from loans and investment securities. Through nine months of 2005, cash provided by financing activities totaled $37.4 million compared to $23.3 million a year ago, due to higher treasury stock purchases in 2004. Cash used in investing activities totaled $69.3 million through nine months of 2005 versus $82.1 million for the first nine months of 2004. The higher cash used for investing activities last year was primarily due to the additional $20 million BOLI investment and Insurance Agency Acquisitions in 2004.

When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements and brokered deposits. These external sources often provide attractive interest rates and flexible maturity dates that enable Peoples to match-fund the payment, amortization and pricing characteristics of corresponding earning assets. At September 30, 2005, Peoples had available borrowing capacity of approximately $107 million through these external sources, along with unpledged securities in the investment portfolio of approximately $147 million that can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile funds from liquid assets. Peoples' volatile funds consist of short-term deposits and a variable-rate loan from an unrelated institution, while liquid assets includes short-term investments and unpledged available-for-sale securities. At September 30, 2005, Peoples' net liquidity position was $134.6 million, or 7.2% of total assets, compared to $141.4 million, or 7.8% of total assets, at December 31, 2004. The liquidity position as of September 30, 2005, was within Peoples' policy limit of negative 10% of total assets.


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

                           September 30,  June 30,   December 31, September 30,
(Dollars in Thousands)          2005          2005        2004         2004
Loan commitments            $ 154,893     $ 153,536   $ 139,731   $  145,737
Standby letters of credit      31,697        31,832      31,612       21,882


Peoples also enters into interest rate contracts where Peoples is required to either receive cash from or pay cash to counter parties depending on changes in interest rates. Peoples utilizes interest rate contracts to help manage the risk of changing interest rates. At September 30, 2005, Peoples held an interest rate contract with a notional amount of $17 million and fair value of $92,000. Interest rate contracts are carried at fair value on the consolidated balance sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. As a result, the amounts recorded on the balance sheet at September 30, 2005, do not represent the amounts that may ultimately be paid or received under these contracts.

Peoples also has commitments to make additional capital contributions to low-income housing tax credit funds, consisting of a pool of low-income housing projects. As a limited partner in these funds, Peoples receives Federal income tax benefits, which assists Peoples in managing its overall tax burden. At September 30, 2005, these commitments approximated $2.5 million, with approximately $0.7 million expected to be paid over the next twelve months. Management may make additional investments in various tax credit funds.

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


FUTURE OUTLOOK
--------------
Peoples' third quarter 2005 results reflect continued growth and positive trends in key areas, including strong loan production, modest improvement in net interest income and stable levels of non-interest expense. Management expects interest rate challenges will persist, due to continued competition for both loans and deposits and the relatively flat yield curve.

Peoples' capital position remains at levels management believes affords opportunities to grow the balance sheet, while maintaining the long-standing commitment to sound underwriting practices that have consistently produced solid asset quality. While recognizing the need to generate short-term results, management believes its disciplined, long-term approach to improving earnings through Peoples' diverse revenue base will allow Peoples' to build value for its shareholders.

Competition for traditional banking relationships and services has limited the growth in core deposit balances and improvement in total revenues. In late October 2005, Peoples implemented a marketing strategy designed to attract new customers and increase non-interest-bearing deposits. As part of this strategy, Peoples has partnered with a national consulting firm to create a target marketing campaign that identifies and provides potential customers within Peoples' existing market areas a direct mail offer of a promotional gift for opening a new account. Since Peoples has never utilized a targeted direct marketing program such as this in the past, it is difficult to predict the impact of this new strategy. However, management expects this program to be well received and cause growth in non-interest-bearing deposits and related revenues in the fourth quarter.

Another key focus of management in the fourth quarter includes growing other deposit balances, in addition to non-interest-bearing balances, to help manage Peoples' overall cost of funds and interest rate risk. In early 2005, Peoples' introduced a new interest-bearing checking product, Ultimate Freedom, that has been successful in attracting new customers, as well as retaining existing customers. In the fourth quarter, Peoples plans to aggressively price certain interest-bearing deposits, including short-term certificates of deposit, compared to its competitors, which is expected to cause an increase in total deposit balances. While these actions could cause a modest increase in interest expense, management believes the growth of deposit balance will reduce Peoples' reliance on FHLB advances and other higher cost borrowings to fund asset growth.

In recent periods, management has taken steps to improve Peoples' operating efficiency by streamlining operations in various areas, which are having some positive impact on expenses. As part of this ongoing process, Peoples closed its loan production office located in Granville, Ohio, during the third quarter. Despite this closure, Peoples successfully continues to serve commercial customers in that area through existing operations. Management continues to evaluate its delivery channels and retail office structure, with the goal of either reducing operating costs or enhancing revenues.

Growing loans remains a key focus of Peoples' strategic goals. The recent addition of loan production offices in the central Ohio market has resulted in significant loan growth through nine months of 2005. Management believes many opportunities to generate loans exist in the more vibrant central Ohio and is actively investigating locations in Lancaster, Ohio, for a full-service retail office. This new office will include an ATM and will allow Peoples to serve customers in that region better. Management anticipates the office being a leased facility and expects the office to open in the first half of 2006. Management is also evaluating opportunities to expand its presence in Huntington, West Virginia, and other key markets, whether through the addition of de novo full-service offices or loan production offices.

Peoples remains a service-oriented company with a sales focus that strives to satisfy clients through a relationship sales process. Through this process, sales associates work to anticipate, uncover, and solve their clients' every financial need, from insurance to banking to investment services. In the fourth quarter of 2005, management expects earnings catalysts to include loan growth, a full-year's impact of recent acquisitions, controlled operating expenses and possible improvement in net interest revenue due to interest rate increases.


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


                                              CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME
                                                          For the Three Months Ended September 30,
                                                         2005                                  2004
                                          ------------------------------------   -----------------------------------
(dollars in thousands)                      Average       Income/     Yield/      Average       Income/     Yield/
                                            Balance       Expense      Rate       Balance       Expense      Rate
ASSETS
Securities:
  Taxable                                 $   536,790  $      5,997     4.43%  $    588,276  $      6,225     4.20%
  Tax-exempt (1)                               69,707         1,124     6.45%        62,844         1,060     6.69%
--------------------------------------------------------------------------------------------------------------------
    Total securities                          606,497         7,121     4.70%       651,120         7,285     4.48%
Loans (2):
  Commercial (1)                              648,586        10,915     6.68%       565,142         8,396     5.89%
  Real estate (3)                             334,463         5,389     6.39%       312,116         5,004     6.36%
  Consumer                                     61,619         1,331     8.57%        67,524         1,525     8.96%
--------------------------------------------------------------------------------------------------------------------
    Total loans                           $ 1,044,668        17,635     6.75%       944,782        14,925     6.32%
Less: Allowance for loan loss                 (14,717)                              (14,939)
--------------------------------------------------------------------------------------------------------------------
    Net loans                             $ 1,029,951        17,635     6.81%       929,843        14,925     6.39%
Interest-bearing deposits with banks            2,201            16     2.81%         2,501             6     0.87%
Federal funds sold                                540             5     3.31%         8,047            40     1.99%
--------------------------------------------------------------------------------------------------------------------
    Total earning assets                  $ 1,639,189  $     24,777     6.02%     1,591,511  $     22,256     5.57%
Other assets                                  202,586                               191,802
--------------------------------------------------------------------------------------------------------------------
       Total assets                       $ 1,841,775                          $  1,783,313
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                                     140,133  $        235     0.67%  $    172,686  $        321     0.74%
  Interest-bearing demand deposits            308,782         1,472     1.89%       258,608           596     0.91%
  Time                                        490,213         4,063     3.29%       450,957         3,454     3.04%
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits           939,128         5,770     2.44%       882,251         4,371     1.97%
Borrowed funds:
  Short-term                                  148,142         1,301     3.48%        99,502           361     1.44%
  Long-term                                   398,622         4,134     4.15%       471,260         4,227     3.59%
--------------------------------------------------------------------------------------------------------------------
    Total borrowed funds                      546,764         5,435     3.91%       570,762         4,588     3.16%
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities    $ 1,485,892  $     11,205     2.98%     1,453,013  $      8,959     2.44%
Non-interest-bearing deposits                 158,028                               146,478
Other liabilities                              17,479                                12,801
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                     $ 1,661,399                             1,612,292
Stockholders' equity                          180,376                               171,021
--------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders'     $ 1,841,775                          $  1,783,313
       equity

Interest spread                                        $     13,572     3.04%                $     13,297     3.13%
Interest income to earning assets                                       6.02%                                 5.57%
Interest expense to earning assets                                      2.70%                                 2.23%
--------------------------------------------------------------------------------------------------------------------
  Net interest margin                                                   3.32%                                 3.34%
--------------------------------------------------------------------------------------------------------------------

(1) Interest income and yields are presented on a fully tax-equivalent basis using a 35% tax rate.
(2) Nonaccrual and impaired loans are included in the average balances. Related interest income on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income. Loan fees included in interest income totaled $124 and $123 for the periods presented in 2005 and 2004, respectively.
(3) Loans held for sale are included in the average balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.



                                                          For the Nine Months Ended September 30,
                                                         2005                                  2004
                                         -------------------------------------   -----------------------------------
(dollars in thousands)                      Average       Income/     Yield/      Average       Income/     Yield/
                                            Balance       Expense      Rate       Balance       Expense      Rate
ASSETS
Securities:
  Taxable                                $    535,602  $     17,667     4.41%  $    583,365  $    18,229      4.17%
  Tax-exempt (1)                               65,620         3,226     6.57%        63,815        3,227      6.75%
--------------------------------------------------------------------------------------------------------------------
    Total securities                          601,222        20,893     4.63%       647,180       21,456      4.42%
Loans (2):
  Commercial (1)                              629,342        30,572     6.49%       544,970       24,177      5.93%
  Real estate (3)                             342,208        16,174     6.32%       309,007       15,157      6.55%
  Consumer                                     59,622         3,922     8.79%        72,039        4,903      9.09%
--------------------------------------------------------------------------------------------------------------------
    Total loans                             1,031,172        50,668     6.55%       926,016       44,237      6.37%
Less: Allowance for loan loss                 (15,004)                              (15,011)
--------------------------------------------------------------------------------------------------------------------
    Net loans                               1,016,168        50,668     6.66%       911,005       44,237      6.48%
Interest-bearing deposits with banks            2,335            40     2.29%         2,503           11      0.59%
Federal funds sold                                450            11     3.27%        11,717          105      1.20%
--------------------------------------------------------------------------------------------------------------------
    Total earning assets                    1,620,175  $     71,612     5.90%     1,572,405  $    65,809      5.59%
Other assets                                  200,426                               176,394
--------------------------------------------------------------------------------------------------------------------
       Total assets                      $  1,820,601                          $  1,748,799
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                                $    147,535  $        790     0.72%  $    174,184  $       809      0.62%
  Interest-bearing demand deposits            296,942         3,844     1.73%       259,711        1,588      0.82%
  Time                                        494,010        11,830     3.20%       454,165        9,933      2.92%
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits           938,487        16,464     2.35%       888,060       12,330      1.85%
Borrowed funds:
  Short-term                                  114,030         2,573     3.02%        94,042          829      1.18%
  Long-term                                   416,416        12,580     4.04%       442,610       12,286      3.71%
--------------------------------------------------------------------------------------------------------------------
    Total borrowed funds                      530,446        15,153     3.79%       536,652       13,115      3.23%
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities      1,468,933  $     31,617     2.87%     1,424,712  $    25,445      2.38%
Non-interest-bearing deposits                 157,473                               141,647
Other liabilities                              16,721                                10,631
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                       1,643,127                             1,576,990
Stockholders' equity                          177,474                               171,809
--------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders'    $  1,820,601                          $  1,748,799
       equity
--------------------------------------------------------------------------------------------------------------------

Interest spread                                        $     39,995     3.03%                $    40,364      3.21%
Interest income to earning assets                                       5.90%                                 5.59%
Interest expense to earning assets                                      2.60%                                 2.15%
--------------------------------------------------------------------------------------------------------------------
  Net interest margin                                                   3.30%                                 3.44%
--------------------------------------------------------------------------------------------------------------------

(1) Interest income and yields are presented on a fully tax-equivalent basis using a 35% tax rate.
(2) Nonaccrual and impaired loans are included in the average balances. Related interest income on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income. Loan fees included in interest income totaled $365 and $364 for the periods presented in 2005 and 2004, respectively.
(3) Loans held for sale are included in the average balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.



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


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------
There were no changes in Peoples Bancorp's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples Bancorp's fiscal quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, Peoples Bancorp's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.
---------------------------
There are no pending legal proceedings to which Peoples Bancorp or any of its subsidiaries is a party or to which any of their property is subject other than ordinary routine litigation to which Peoples Bancorp's subsidiaries are parties incidental to their respective businesses. Peoples considers none of such proceedings to be material.


ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------------------------
The following table details repurchases by Peoples Bancorp and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) of Peoples Bancorp's common shares during the three months ended September 30, 2005:

                                                                                               (d)
                                                                        (c)               Maximum Number
                                                                   Total Number of       of common shares
                                 (a)                               Common Shares         that May Yet Be
                            Total Number of          (b)         Purchased as Part of    Purchased Under
                             Common Shares      Average Price    Publicly Announced        The Plans
           Period              Purchased       Paid per Share    Plans or Programs (1)   or Programs (1)(2)
July 1 - 31, 2005                 737(3)           $28.67(3)             -                    465,300
August 1 - 31, 2005             1,113(4)           $29.06(4)             -                    465,300
September 1 - 30, 2005            481(4)           $28.01(4)             -                    465,300
------------------------------------------------------------------------------------------------------
Total                            2,331              $28.72               -                    465,300
------------------------------------------------------------------------------------------------------

(1) Information reflects solely the 2005 Stock Repurchase Program originally announced on December 10, 2004, which authorized the repurchase of 525,000 common shares, with an aggregate purchase price of not more than $17.0 million. The 2005 Stock Repurchase Program expires on December 31, 2005.
(2) Information reflects maximum number of common shares that may be purchased at the end of the period indicated.
(3) Information includes an aggregate of 40 common shares purchased in open market transactions at an average price of $29.21 by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust holding assets to provide payment of the benefits under the Peoples Bancorp Inc. Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the "Rabbi Trust") and an aggregate of 697 common shares acquired at an average price of $28.64 in connection with the exercise of stock options granted under Peoples' stock option plans.
(4) Information reflects solely common shares purchased by Peoples Bank for the Rabbi Trust.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------
None.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------
None.

ITEM 5:  OTHER INFORMATION.
---------------------------
None.


ITEM 6:  EXHIBITS.
------------------



                                               EXHIBIT INDEX

  Exhibit
  Number                             Description                                   Exhibit Location
------------     -----------------------------------------------------     ----------------------------------
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




                                         PEOPLES BANCORP INC.



Date:  November 4, 2005          By: /s/ MARK F. BRADLEY
                                         -------------------------------------
                                         Mark F. Bradley
                                         President and Chief Executive Officer





Date:  November 4, 2005         By: /s/ JOHN W. CONLON
                                        -------------------------------------
                                        John W. Conlon
                                        Chief Financial Officer and Treasurer



                                               EXHIBIT INDEX

  Exhibit
  Number                             Description                                   Exhibit Location
------------     -----------------------------------------------------     ----------------------------------
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
