Form 10-K
period 2005-12-31
PEOPLES BANCORP INC
filed 2006-03-13
CIK 318300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2005
                                 OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____ to ____

                         Commission file number 0-16772

                              PEOPLES BANCORP INC.
         ---------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                      Ohio
         ---------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   31-0987416
                 ----------------------------------------------
                      (I.R.S. Employer Identification No.)



  138 Putnam Street, PO Box 738, Marietta, Ohio          45750-0738
------------------------------------------------       -------------
     (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:    (740) 373-3155
                                                     ------------------

Securities registered pursuant to Section 12(b) of the Act:   None
                                                            --------

Securities registered pursuant to Section 12(g) of the Act:  Common Shares,
                                                             No Par Value
                                                             ----------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
         Yes [    ]                 No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
         Yes [    ]                 No  [ X ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [ X ]                  No  [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [ X ] Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
         Yes [    ]                 No  [ X ]

As of June 30, 2005, the aggregate market value of the Registrant's Common Shares (the only common equity of the Registrant) held by non-affiliates was $251,891,000 based upon the closing price as reported on The NASDAQ National Market. For this purpose, executive officers and directors of the Registrant are considered affiliates.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at March 10, 2006: 10,534,768 common shares, without par value.

Document Incorporated by Reference:
Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 13, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.


                                TABLE OF CONTENTS

PART I                                                                                                         Page
------
Item 1.      Business                                                                                            3

Item 1A.     Risk Factors                                                                                       16

Item 1B.     Unresolved Staff Comments                                                                          18

Item 2.      Properties                                                                                         18

Item 3.      Legal Proceedings                                                                                  19

Item 4.      Submission of Matters to a Vote of Security Holders                                                19

Executive Officers of the Registrant                                                                            19

PART II
-------
Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
                 of Equity Securities                                                                           21

Item 6.      Selected Financial Data                                                                            22

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations              23

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk                                         42

Item 8.      Financial Statements and Supplementary Data                                                        42

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               42

Item 9A.     Controls and Procedures                                                                            42

Item 9B.     Other Information                                                                                  43

PART III
--------
Item 10.     Directors and Executive Officers of the Registrant                                                 73

Item 11.     Executive Compensation                                                                             73

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related
                 Stockholder Matters                                                                            74

Item 13.     Certain Relationships and Related Transactions                                                     74

Item 14.     Principal Accountant Fees and Services                                                             75

PART IV
-------
Item 15.     Exhibits and Financial Statement Schedules                                                         76

Signatures                                                                                                      77

Exhibit Index                                                                                                   78


                                     PART I

ITEM 1.    BUSINESS.
-------------------
General
-------
Peoples Bancorp Inc. ("Peoples") is a financial holding company organized in 1980. Peoples' wholly-owned subsidiaries include Peoples Bank, National Association ("Peoples Bank"), Peoples Investment Company, PEBO Capital Trust I and PEBO Capital Trust II. Peoples Bank also owns an insurance agency subsidiary and an asset management subsidiary. Peoples Investment Company also owns a capital management subsidiary. Peoples Bank was first charted as an Ohio banking corporation under the name "The Peoples Banking and Trust Company" in Marietta, Ohio, in 1902. In March 2000, Peoples Bank was reorganized as a national banking association under its current name.

Peoples' principal executive office is located at 138 Putnam Street, Marietta, Ohio 45750, and its telephone number is (740) 373-3155. Peoples' common shares are traded on The NASDAQ National Market under the symbol PEBO and its web site is www.peoplesbancorp.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Peoples' website into this Form 10-K).

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

Peoples also sells travelers checks, money orders and cashier's checks. Services are provided through Peoples Bank's 48 financial service locations and 34 automated teller machines ("ATMs") in Ohio, West Virginia and Kentucky, as well as banking by telephone, and internet-based banking. Peoples Bank offers a full range of life, health, property and casualty insurance products through its subsidiary Peoples Insurance Agency, Inc. ("Peoples Insurance Agency") and makes available custom-tailored solutions for asset management needs through its Peoples Financial Advisors division, including investment products offered through an unaffiliated registered broker-dealer.

Peoples Investment Company and its subsidiary, Peoples Capital Corporation, were formed in 2001 to optimize Peoples' consolidated capital position and improve profitability by providing new investment opportunities that are either limited or restricted at the bank level. These investments include, but are not limited to, low-income housing tax credit funds or projects, venture capital, and other higher risk investments. Presently, the operations of both companies do not represent a significant part of Peoples overall business activities.

At December 31, 2005, Peoples and its subsidiaries had 531 full-time equivalent employees, total assets of $1.86 billion, total loans of $1.07 billion, total deposits of $1.09 billion, and total stockholders' equity of $183.1 million. Peoples Bank held trust assets with an approximate market value of $659 million at December 31, 2005. For the year ended December 31, 2005, Peoples' return on average assets was 1.12% and return on average stockholders' equity was 11.52%.

For the five-year period ended December 31, 2005, Peoples' assets grew at a 10.3% compound annual growth rate, while stockholders' equity grew at a compound annual growth rate of 17.1%. Peoples also has a history of earnings and dividend growth, as earnings and dividends per share grew at compound rates of 7.8% and 12.1%, respectively, for the five-year period ended December 31, 2005. Over that same period, Peoples' annual return on average assets and annual return on average stockholders' equity averaged 1.13% and 12.63%, respectively.

Peoples has experienced significant growth in assets and increased its capital position through a combination of internal and external growth. In December 2002 and January 2003, Peoples increased its capital position through the sale of 1.7 million common shares, which generated capital of nearly $37 million. In addition to core organic growth, Peoples has undertaken a controlled and steady expansion and acquisition strategy. In the past five years, Peoples has opened one de novo banking office and two loan production offices in its market area and has completed two branch acquisitions, three bank acquisitions and two insurance agency acquisitions. Since year-end 2000, Peoples has acquired $388 million of assets, which included $202 million of loans, $301 million of deposits, and 14 financial service offices. These acquisitions produced benefits, including the expansion of Peoples' customer base, and provided opportunities to integrate non-traditional products and services, such as insurance and investments, with the traditional banking products currently offered to clients in Peoples' markets. These acquisitions also enabled Peoples to expand into new markets.

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


Recent Acquisitions and Expansion
---------------------------------
In April 2005, Peoples Bank expanded its activities in Central Ohio with the opening of a new loan production office in Westerville, Ohio. The focus of this new office is the commercial lending needs of customers in the greater Columbus, Ohio area.

At the close of business on December 3, 2004, Peoples Bank completed the acquisition of two full-service offices in the Ashland, Kentucky area from an unaffiliated financial institution. In the acquisition, Peoples acquired approximately $65 million in deposits and $43 million of loans. Concurrent with the acquisition, Peoples Bank consolidated some of its Ashland, Kentucky area banking offices. The Flatwoods, Kentucky, office and the acquired office in downtown Ashland were consolidated into nearby Peoples Bank offices at the close of business on December 3, 2004. Also, the Peoples Bank Cedar Knoll office ceased operations at the close of business on December 27, 2004, with clients redirected to Peoples Bank's newly-acquired office in nearby Summit, Kentucky.

In mid-2004, Peoples expanded its insurance activities with the acquisition of Barengo Insurance Agency, Inc. ("Barengo"), based in Marietta, Ohio, and substantially all of the assets of Putnam Agency, Inc. (the "Putnam Agency"), with offices in Ashland, Kentucky and Huntington, West Virginia. Both Barengo and the Putnam Agency were full-service insurance agencies that offered a wide range of insurance products to both commercial and individual clients. Peoples operates the former agencies as divisions of Peoples Insurance Agency, using the "Barengo Insurance Agency" and "Putnam Agency" trade names. For further discussion regarding these acquisitions, see Note 15 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.


Customers and Markets
---------------------
Peoples has expanded from its roots in Washington County, Ohio, where it maintains nine financial service locations, to a market area that encompasses 18 counties in southeastern Ohio and neighboring areas of Kentucky and West Virginia, focusing on mostly non-major urban areas. The primary market area possesses a diverse economic base, with no single dominant industry or employer. Principal industries in the market area include health care, education and other social services; plastics and petrochemical manufacturing; oil, gas and coal production; and tourism, and other service-related industries. Consequently, Peoples is not dependent upon any single industry segment for its business opportunities, and management believes Peoples' market area is somewhat insulated from some of the fluctuations of national economic cycles as a result of the diverse economic base.

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

Loans are spread over a broad range of industrial classifications. Management believes Peoples Bank has no significant concentrations of loans to borrowers engaged in the same or similar industries and no loans to foreign entities. The lending market areas served are concentrated primarily in southeastern Ohio, northeastern Kentucky and northwestern West Virginia. In addition, loan production offices and full-service banking offices in central Ohio provide opportunities to serve customers in that economic region.

Legal Lending Limit
-------------------
At December 31, 2005, Peoples Bank's legal lending limit was approximately $22.5 million. In 2005, Peoples Bank did not extend credit to any one borrower in excess of its legal lending limit.

Commercial Loans
----------------
At December 31, 2005, Peoples Bank had $641.3 million in commercial, financial and agricultural loans ("commercial loans"), including loans secured by commercial real estate outstanding, representing approximately 59.8% of the total aggregate loan portfolio. Loans secured by commercial real estate, excluding construction loans, totaled $504.9 million at December 31, 2005.

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

The Peoples Bank Board of Directors is required to approve loans secured by real estate in excess of $3.0 million and loans secured by all other assets in excess of $1.5 million; however, approval of the Board of Directors is required for all loans, regardless of amount, to borrowers whose aggregate debt to Peoples Bank, including the principal amount of the proposed loan, exceeds $4.0 million.

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

Consumer Loans
--------------
At December 31, 2005, Peoples Bank had outstanding consumer loans (including indirect loans but excluding real estate loans and overdrafts) in an aggregate amount of $62.7 million, or 5.9% of the aggregate total loan portfolio.

LENDING PRACTICES. Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower's continued financial stability, and thus are at more risk from adverse personal circumstances. In addition, application of various state and federal laws, including bankruptcy and insolvency laws, could limit the amount that may be recovered under these loans. Credit approval for consumer loans typically requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of Peoples Bank to review its consumer loan portfolio monthly and to charge-off loans that do not meet its standards, and to adhere strictly to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring regulatory compliance performance and for advising and updating loan personnel.

Peoples Bank makes credit life insurance and accident and health insurance available to all qualified borrowers, thus reducing risk of loss when a borrower's income is terminated or interrupted due to accident, disability or death.

Real Estate Loans
-----------------
At December 31, 2005, Peoples Bank had $366.8 million of real estate loans outstanding (including home equity and construction loans), representing 34.2% of total loans outstanding. Home equity lines of credit and construction mortgages totaled $46.6 million and $50.7 million, respectively. Peoples also had approximately $1.1 million of real estate loans (primary one-to-four family residential mortgages) held for sale into the secondary market at December 31, 2005. Peoples was servicing $144.3 million of real estate loans (primary one-to-four family residential mortgages) previously sold into the secondary market at December 31, 2005.

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

Overdraft Privilege
-------------------
Since 2001, Peoples Bank has granted Overdraft Privilege to qualified customers. Overdraft Privilege is a service that provides virtually automatic overdraft protection to retail customers by establishing an Overdraft Privilege amount. After a 30-day waiting period to verify deposit ability, each new checking account usually receives an Overdraft Privilege amount of either $400 or $700, based on the type of account and other parameters. Once established, customers are permitted to overdraw their checking account, up to their Overdraft Privilege limit, with each item being charged Peoples' regular overdraft fee. Customers repay the overdraft with their next deposit. Overdraft Privilege is designed to allow Peoples to fill the void between traditional overdraft protection, such as a line of credit, and "check cashing stores". While Overdraft Privilege generates fee income, Peoples maintains an allowance for losses from checking accounts with overdrafts deemed uncollectible. This allowance, along with the related provision and net charge-offs, is included in Peoples' allowance for loan losses.


Website Access to Peoples' Securities and Exchange Commission Filings
---------------------------------------------------------------------
Peoples makes available free of charge on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after Peoples electronically files each such report or amendment with, or furnishes it to, the Securities and Exchange Commission ("SEC").


Corporate Governance
--------------------
Peoples' Board of Directors and management have instituted a series of actions to enhance Peoples' already strong corporate governance practices. Included in those actions was adoption of a Code of Ethics, a revision of the charter of the Audit Committee and the formation two new committees: the Disclosure Committee for Financial Reporting and the Governance and Nominating Committee. The current charters of these committees and the Compensation Committee can be found on Peoples' website under the "Corporate Governance & Ethics" section. Additionally, Peoples Bank has maintained a conflict of interest policy applicable to its officers and employees for over 30 years.

Code of Ethics
--------------
In 2003, Peoples' Board of Directors adopted a formal Code of Ethics applicable to all directors, officers and employees of Peoples and its affiliates. The Board of Directors adopted Peoples' Code of Ethics to demonstrate to the public and Peoples' shareholders the importance the Board and management place on ethical conduct, and to continue to set forth Peoples' expectations for the conduct of ethical business practices. Peoples' Code of Ethics is available, free of charge, to the public on Peoples' website on the "Corporate Governance & Ethics" page. Please also see Item 10 of Part III of this Form 10-K.

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

Each key element of operation is subject to oversight by a committee to ensure proper administration, risk management and an up-streaming of critical management information and disclosures to finance and control areas, executive management and the Board of Directors. The Disclosure Committee agenda is designed to capture information from all components of Peoples' business. It is believed that the addition of these processes has brought with it a broader and more in-depth analysis to Peoples' already effective and detailed disclosure process, as well as enhanced Peoples' overall disclosure control environment.

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


Competition
-----------
The financial services industry is highly competitive, especially in Peoples' primary markets. Continued deregulation and other dynamic changes in the financial services industry subject Peoples to intense competition by providing customers the opportunity to select from a growing variety of traditional and nontraditional alternatives. Competition in Peoples Bank's lending activities comes principally from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms and pension funds. The primary factors in competing for loans are interest rates charged and overall lending services. Competition for deposits comes from other commercial banks, savings associations, money market and mutual funds, credit unions, insurance companies and brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience of office location, quality of service provided and overall financial condition. Peoples Bank also faces competition for wealth management and insurance products from other commercial banks, brokerage firms and insurance agencies. Peoples believes that its size provides flexibility, which enables Peoples Bank to offer an array of banking products and services. Peoples' financial condition also contributes to a favorable competitive position in the markets Peoples serves.

Peoples primarily focuses on smaller metropolitan markets in which to provide a full range of products and services. Management believes Peoples has developed a niche and a certain level of expertise in serving these communities, although Peoples has recently expanded in the more metropolitan area of central Ohio with loan production offices. Peoples historically has operated under a "needs-based" selling approach that management believes has proven successful in serving the financial needs of many customers. Management anticipates Peoples will continue to increase its investment in sales training and education in future periods to assist in the development of Peoples' associates and their identification of customer service opportunities.

It is not Peoples' strategy to compete solely on the basis of price. Management believes a focus on customer relationships, speed and quality of the delivery of service and incentives to promote customers' continued use of multiple financial products and services will lead to enhanced revenue opportunities. Management believes the integration of traditional financial products with non-traditional financial products, such as insurance and investment products, will lead to enhanced revenues through complementary product offerings.


Supervision and Regulation
--------------------------
The following is a summary of certain statutes and regulations affecting Peoples and its subsidiaries and is qualified in its entirety by reference to such statutes and regulations:

General
-------
SECURITIES LAWS. Peoples is under the jurisdiction of the SEC and certain state securities commissions in regard to the offering and sale of its securities. Peoples is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Exchange Act, as administered by the SEC. Peoples' common shares are traded on The NASDAQ National Market under the trading symbol "PEBO" and Peoples is subject to the NASDAQ rules for listed companies.

BANK HOLDING COMPANY ACT. Peoples is subject to examination and supervision by the Board of Governors of the Federal Reserve System as provided under the Bank Holding Company Act of 1956, as amended, (the "BHC Act"). Peoples is required to file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require. Further, the BHC Act requires the prior approval of the Federal Reserve Board for Peoples to acquire or hold, directly or indirectly, more than 5% of the voting shares of any bank that is not already majority-owned by it, acquire all or substantially all of the assets of another bank or bank holding company; or merge or consolidate with any other bank holding company.

FINANCIAL HOLDING COMPANY. The Gramm-Leach-Bliley Act (also known as the Financial Services Modernization Act of 1999) established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers through the creation of a "financial holding company" entity. Bank holding companies that elect to become financial holding companies have the ability to expand their activities from those historically permissible for bank holding companies and engage in activities that are financial in nature or complementary to financial activities, including securities underwriting and market making; insurance underwriting and agency, sponsoring mutual funds and investment companies, and merchant banking. Financial holding companies are also permitted to acquire, without regulatory approval, a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are deemed financial in nature by the Federal Reserve Board.

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

BANKING SUBSIDIARY. Peoples Bank is a national banking association chartered under the National Banking Act and is regulated by the Office of the Comptroller of the Currency ("OCC"). Peoples Bank provides Federal Deposit Insurance Corporation ("FDIC") insurance on its deposits, up to prescribed statutory limits, and is a member of the Federal Home Loan Bank ("FHLB") of Cincinnati. As a national bank, Peoples Bank may engage, subject to limitations on investment and capital requirements, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio management, real estate development and real estate investment, through a financial subsidiary of Peoples Bank, as long as Peoples Bank remains well-capitalized, well managed and continues to have at least a satisfactory Community Reinvestment Act rating.

Peoples Bank is also subject to restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to Peoples or its subsidiaries; investments in the stock or other securities thereof, and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of Peoples or its subsidiaries; purchases or sales of securities or other assets to Peoples or its subsidiaries; and the payment of money or furnishing of services to Peoples and other subsidiaries.

Peoples Bank's authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board. Among other things, these loans must be made on terms substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans Peoples Bank may make to these persons is based, in part, on the bank's capital position, and specific approval procedures must be followed in making loans which exceed specified amounts.

Peoples Bank and its subsidiaries are subject to examination and supervision by the OCC as well as other federal and state agencies.

Federal Reserve Board
---------------------
Peoples is subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. In addition, the Federal Reserve Board has adopted risk-based capital guidelines for financial holding companies. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. Peoples' non-banking subsidiaries also are subject to the regulation by the Federal Reserve Board.

Federal Deposit Insurance Corporation
-------------------------------------
The FDIC insures the deposits of Peoples Bank up to prescribed statutory limits, subject to the applicable provisions of the Federal Deposit Insurance Act. Insurance of deposits may be terminated by the FDIC upon a finding that the insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the bank's regulatory agency.

Deposit Insurance Reform Act of 2005
------------------------------------
 In February 2006, President Bush signed into law the Deposit Insurance Reform Act of 2005 and its companion bill, the Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the "Deposit Insurance Reform Acts"), which provide for the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) to be merged into a new Deposit Insurance Fund (DIF). The Deposit Insurance Reform Acts provide for several additional changes to the deposit insurance system, including the following: o Increasing the deposit insurance limit for retirement accounts from $100,000 to $250,000;

     o Adjusting the deposit insurance limits (currently $100,000 for most accounts) every five years based on an inflation index, with the first adjustment to be effective on January 1, 2011;

     o Providing pass-through deposit insurance for the deposits of employee benefit plans (but prohibiting undercapitalized depository institutions from accepting employee benefit plan deposits);

     o Allocating an aggregate of $4.7 billion of one-time credits to offset the premiums of depository institutions based on their assessment bases at the end of 1996;

     o Establishing rules for awarding cash dividends to depository institutions, based on their relative contributions to the DIF and its predecessor funds, when the DIF reserve ratio reaches certain levels; and

     o    Revising the rules and procedures for risk-based premium assessments.

The FDIC is required to adopt rules implementing the various provisions of the Deposit Insurance Reform Acts. The BIF and the SAIF are required to be merged into the DIF by July 1, 2006, while most of the other provisions are required to be implemented by November 5, 2006. Peoples is not yet able to determine the effect the Deposit Insurance Reform Acts will have on Peoples and Peoples Bank.

Federal Home Loan Bank
----------------------
The FHLBs provides credit to their members in the form of collateralized advances. As a member of the FHLB of Cincinnati, Peoples Bank must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1% of the aggregate outstanding principal amount of its respective residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. At December 31, 2005, Peoples Bank held 177,647 shares of the FHLB of Cincinnati, which exceeded the required investment of 158,434 shares.

Upon the origination or renewal of a loan or advance, each FHLB is required by law to obtain and maintain a security interest in certain types of collateral, primarily one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property not more than 90 days delinquent or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the US Government or an agency thereof; deposits in any FHLB or other real estate collateral acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time homebuyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance.

Capital Requirements
--------------------
Peoples and its banking subsidiary are subject to various regulatory capital requirements administered by the banking regulatory agencies. The Federal Reserve Board, the OCC and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. For further discussion regarding Peoples and Peoples Bank's risk-based capital requirements, see Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Limits on Dividends
-------------------
Peoples' ability to pay dividends depends largely on the amount of dividends declared by Peoples Bank and Peoples' other subsidiaries. However, the Federal Reserve Board expects Peoples to serve as a source of strength to Peoples Bank and may require Peoples to retain capital for further investment in Peoples Bank, rather than pay dividends to Peoples' shareholders. Since Peoples is a financial holding company, Peoples Bank is required to maintain capital sufficient to meet the "well-capitalized" standard set by the regulators and will be able to pay dividends only so long as its capital continues to exceed these levels. Peoples Bank is also limited in the total amount of dividends it may pay in any year without prior approval from the Office of the Comptroller of Currency. For further discussion regarding regulatory restrictions on dividends, see Note 13 of the Notes to the Consolidated Financial Statements included in
Item 8 of this Form 10-K.

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

Federal and State Laws
----------------------
Peoples Bank is subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of Peoples Bank to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent Peoples Bank lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas. Privacy Provisions of Gramm-Leach-Bliley Act Under the Gramm-Leach-Bliley Act, federal banking regulators were required to adopt rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.

Patriot Act
-----------
In response to terrorist events of September 11, 2001, the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorist Act of 2001 (the "Patriot Act") was signed into law in October 2001. The Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. Peoples Bank has established policies and procedures to comply with the requirements of the Patriot Act.

Future Legislation
------------------
Various legislation affecting financial institutions and the financial services industry is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of Peoples and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. Peoples cannot predict whether any of this potential legislation will be enacted, and, if enacted, the effect it, or any implementing regulations, would have on the financial condition or results of operations of Peoples or any of its subsidiaries.


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


Statistical Financial Information Regarding Peoples
---------------------------------------------------
The following listing of statistical financial information provides comparative data for Peoples over the past three and five years, as appropriate. These tables should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, of this Form 10-K and the Consolidated Financial Statements of Peoples and its subsidiaries found at pages 23 through 42 of this Form 10-K.

Loan Maturities at December 31, 2005:
------------------------------------


                                                                   Due in
 (Dollars in Thousands)                        Due in             One Year                Due
                                              One Year             Through               After
 Loan Type                                     Or Less           Five Years           Five Years             Total
                                            --------------      --------------       --------------      --------------
 Commercial loans:
      Fixed                               $        25,987     $        93,724      $        52,712     $       172,423
      Variable                                    109,535              64,817              294,479             468,831
 ----------------------------------------------------------------------------------------------------------------------
       Total commercial loans                     135,522             158,541              347,191             641,254
 ----------------------------------------------------------------------------------------------------------------------
 Construction loans:
      Fixed                                            65               2,350                1,846               4,261
      Variable                                      7,519               5,698               33,267              46,484
 ----------------------------------------------------------------------------------------------------------------------
       Total real estate loans                      7,584               8,048               35,113              50,745
 ----------------------------------------------------------------------------------------------------------------------
 Mortgage real estate loans:
      Fixed                                           239               6,601               73,147              79,987
      Variable                                      1,310               9,550              225,234             236,094
 ----------------------------------------------------------------------------------------------------------------------
       Total real estate loans                      1,549              16,151              298,381             316,081
 ----------------------------------------------------------------------------------------------------------------------
 Consumer loans:
      Fixed                                         4,616              46,086               12,272              62,974
      Variable                                        344                 146                  332                 822
 ----------------------------------------------------------------------------------------------------------------------
       Total consumer loans                         4,960              46,232               12,604              63,796
 ----------------------------------------------------------------------------------------------------------------------
          Total loans                     $       149,615     $       228,972      $       693,289     $     1,071,876
 ======================================================================================================================



Maturities of Certificates of Deposit $100,000 or More at December 31:
---------------------------------------------------------------------

(Dollars in Thousands)                 2005          2004          2003           2002          2001
                                 -----------    ----------    ----------    -----------   -----------
3 months or less              $      25,884  $     17,772  $     10,316  $      11,559  $     15,478
Over 3 to 6 months                   25,628        17,923        18,964         23,793        25,279
Over 6 to 12 months                  34,207        14,163        40,701          9,277         7,515
Over 12 months                       82,174        76,267        49,765         50,181        28,270
-----------------------------    -----------    ----------    ----------    -----------   -----------
         Total                $     167,893  $    126,125  $    119,746  $      94,810  $     76,542
=============================    ===========    ==========    ==========    ===========   ===========


Loan Portfolio Analysis:
-----------------------

(Dollars in Thousands)                                        2005          2004         2003         2002         2001
                                                           ------------  ------------ ------------ ------------ ------------
Year-end loan balances:
   Commercial, financial and agricultural                 $    641,254  $    576,743 $    512,069 $    392,528 $    343,800
   Real estate, mortgage                                       316,081       349,965      301,726      330,840      295,944
   Real estate, construction                                    50,745        35,423       21,056       16,231       14,530
   Consumer                                                     63,796        60,927       79,926      103,635      111,912
   Credit card                                                       -             -          221        6,549        6,670
----------------------------------------------------------------------------------------------------------------------------
         Total                                            $  1,071,876  $  1,023,058 $    914,998 $    849,783 $    772,856
----------------------------------------------------------------------------------------------------------------------------
Percent of loans to total loans at December 31:
   Commercial, financial and agricultural                         59.8%         56.3%        56.0%        46.1%        44.5%
   Real estate, mortgage                                          29.5          34.2         33.0         39.0         38.3
   Real estate, construction                                       4.7           3.5          2.3          1.9          1.9
   Consumer                                                        6.0           6.0          8.7         12.2         14.5
   Credit card                                                       -             -            -          0.8          0.8
----------------------------------------------------------------------------------------------------------------------------
              Total                                              100.0%        100.0%       100.0%       100.0%       100.0%
----------------------------------------------------------------------------------------------------------------------------
Average total loans                                          1,040,029       942,761      894,419      824,731      753,777
Average allowance for loan losses                              (14,930)      (14,974)     (14,093)     (12,779)     (12,164)
----------------------------------------------------------------------------------------------------------------------------
   Average loans, net of allowance                        $  1,025,099  $    927,787 $    880,326 $    811,952 $    741,613
----------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses:
Allowance for loan losses, January 1                      $     14,760  $     14,575 $     13,086 $     12,357 $     10,930
Allowance for loan losses acquired                                   -             -          573          304          967
Loans charged off:
   Commercial, financial and agricultural                        1,745           961        1,036        1,935        1,048
   Real estate                                                     827           677          449          268          154
   Consumer                                                        656           886        1,113        1,054        1,188
   Overdrafts                                                      965         1,130          967          880            -
   Credit card                                                       -           133          221          191          248
----------------------------------------------------------------------------------------------------------------------------
         Total                                                   4,193         3,787        3,786        4,328        2,638
----------------------------------------------------------------------------------------------------------------------------
Recoveries:
   Commercial, financial and agricultural                        1,155           487          352           41          124
   Real estate                                                     223           186           66           58            5
   Consumer                                                        394           431          399          387          286
   Overdrafts                                                      327           308          263          175            -
   Credit card                                                      26            14           21           25           24
----------------------------------------------------------------------------------------------------------------------------
         Total                                                   2,125         1,426        1,101          686          439
----------------------------------------------------------------------------------------------------------------------------
Net charge-offs:
   Commercial, financial and agricultural                          590           474          684        1,894          924
   Real estate                                                     604           491          383          210          149
   Consumer                                                        262           455          714          667          902
   Overdrafts                                                      638           822          704          705            -
   Credit card                                                     (26)          119          200          166          224
----------------------------------------------------------------------------------------------------------------------------
         Total                                                   2,068         2,361        2,685        3,642        2,199
----------------------------------------------------------------------------------------------------------------------------
Provision for loan losses, December 31                           2,028         2,546        3,601        4,067        2,659
----------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, December 31                    $     14,720  $     14,760 $     14,575 $     13,086 $     12,357
----------------------------------------------------------------------------------------------------------------------------
Allocation of allowance for loan losses at December 31:
   Commercial, financial and agricultural                 $     11,883  $     11,751 $     11,232 $      8,846 $      7,950
   Real estate                                                   1,400         1,175        1,234        1,617        1,602
   Consumer                                                      1,149         1,394        1,594        2,075        2,447
   Overdrafts                                                      288           327          283          206            -
   Credit card                                                       -           113          232          342          358
----------------------------------------------------------------------------------------------------------------------------
         Total                                            $     14,720  $     14,760 $     14,575 $     13,086 $     12,357
----------------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average loans:
   Commercial, financial and agricultural                         0.06%         0.05%        0.08%        0.23%        0.12%
   Real estate                                                    0.06          0.05         0.04         0.03         0.02
   Consumer                                                       0.03          0.05         0.08         0.08         0.12
   Overdrafts                                                     0.06          0.09         0.08         0.09            -
   Credit card                                                       -          0.01         0.02         0.02         0.03
----------------------------------------------------------------------------------------------------------------------------
         Total                                                    0.21%         0.25%        0.30%        0.45%        0.29%
----------------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
   Loans 90+ days past due                                $        251  $        285 $        188 $        407 $        686
   Renegotiated loans                                                -         1,128            -        2,439          425
   Nonaccrual loans                                              6,284         5,130        6,556        4,617        4,380
----------------------------------------------------------------------------------------------------------------------------
         Total nonperforming loans                               6,535         6,543        6,744        7,463        5,491
   Other real estate owned                                         308         1,163          392          148          181
----------------------------------------------------------------------------------------------------------------------------
         Total nonperforming assets                       $      6,843  $      7,706 $      7,136 $      7,611 $      5,672
------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percent of total loans                   0.61%         0.64%        0.73%        0.88%        0.71%
------------------------------------------------------------------------------------------------------------------------------
Nonperforming assets as a percent of total assets                 0.37%         0.43%        0.41%        0.55%        0.48%
------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses as a percent of total loans             1.37%         1.44%        1.59%        1.54%        1.60%
------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses as a percent of nonperforming          225.2%        225.6%       216.1%       175.3%       225.0%
loans
------------------------------------------------------------------------------------------------------------------------------

Interest income on nonaccrual and renegotiated loans that would have been recorded under the original terms of the loans for 2005, 2004 and 2003 was $393,000 ($97,000 was actually recorded), $338,000 ($68,000 was actually recorded) and $387,000 ($59,000 was actually recorded), respectively.

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

Average Balances and Analysis of Net Interest Income:
----------------------------------------------------

     (Dollars in Thousands)                2005                              2004                             2003
                           ------------------------------------------------------------------- ---------------------------------
                              Average     Income/  Yield/      Average      Income/  Yield/      Average     Income/  Yield/
                              Balance     Expense   Rate       Balance      Expense   Rate       Balance     Expense   Rate
                           -----------------------------------------------------------------------------------------------------
     Securities (1):
     Taxable               $    533,983 $   23,676   4.43%   $   576,502  $   24,237   4.20%   $   609,453 $   26,429   4.34%
     Nontaxable (2)              66,772      4,367   6.54%        63,589       4,274   6.72%        66,232      4,433   6.69%
                           --------------------------------  ------------ -------------------  ------------ ------------------
          Total                 600,755     28,043   4.67%       640,091      28,511   4.45%       675,685     30,862   4.57%
     Loans (3) (4):
     Commercial                 641,651     42,489   6.62%       559,762      33,388   5.96%       471,145     29,786   6.32%
     Real estate (5)            337,892     21,525   6.37%       313,234      20,303   6.48%       324,778     22,970   7.07%
     Consumer                    60,486      5,294   8.75%        69,765       6,323   9.06%        98,496      9,514   9.66%
     Valuation reserve          (14,930)                         (14,974)                          (14,093)
                           --------------------------------  ------------ -------------------  ------------ ------------------
          Total               1,025,099     69,308   6.76%       927,787      60,014   6.47%       880,326     62,270   7.07%
     Short-term Investments:
     Interest-bearing
     deposits
          in other banks          2,260         57   2.56%         2,610          21   0.80%         2,917         21   0.72%
     Federal funds sold             484         15   3.27%         9,204         114   1.24%        15,453        164   1.06%
                           --------------------------------  ------------ -------------------  ------------ ------------------
          Total                   2,744         72   2.68%        11,814         135   1.14%        18,370        185   1.01%
                           --------------------------------  ------------ -------------------  ------------ ------------------
               Total          1,628,598     97,423   5.98%     1,579,692      88,660   5.61%     1,574,381     93,317   5.93%
     earning assets
     Other assets               200,087                          180,843                           135,661
                           -------------                     ------------                      ------------
          Total assets     $  1,828,685                      $ 1,760,535                       $ 1,710,042
                           =============                     ============                      ============
     Deposits:
     Savings               $    144,700 $    1,039   0.72%   $   171,705  $    1,140   0.66%   $   172,240 $    1,733   1.01%
     Interest-bearing
     demand                     297,652      5,426   1.82%       262,206       2,359   0.90%       272,800      2,667   0.98%
     Time                       494,590     16,085   3.25%       454,793      13,498   2.97%       453,488     14,171   3.12%
                           --------------------------------  ------------ -------------------  ------------ ------------------
          Total                 936,942     22,550   2.41%       888,704      16,997   1.91%       898,528     18,571   2.07%
                           --------------------------------  ------------ -------------------  ------------ ------------------
     Borrowed Funds:
     Short-term                 128,313      4,224   3.29%        87,051       1,130   1.30%        54,219        793   1.46%
     Long-term                  410,544     16,695   4.07%       454,898      17,033   3.74%       457,858     18,686   4.08%
                           --------------------------------  ------------ -------------------  ------------ ------------------
          Total                 538,857     20,919   3.85%       541,949      18,163   3.32%       512,077     19,479   3.78%
                           --------------------------------  ------------ -------------------  ------------ ------------------
     Total interest-bearing
          liabilities         1,475,799     43,469   2.94%     1,430,653      35,160   2.45%     1,410,605     38,050   2.69%
                           --------------------------------  ------------ -------------------  ------------ ------------------
     Non-interest-bearing
          demand deposits       158,693                          144,564                           124,574
     Other liabilities           16,253                           12,919                             8,223
                           -------------                     ------------                      ------------
          Total liabilities   1,650,745                        1,588,136                         1,543,402
       Stockholders' equity     177,940                          172,399                           166,640
                           =============                     =============                     ============
         Total liabilities
         and stockholders'
                   equity  $  1,828,685                      $ 1,760,535                       $ 1,710,042
                           =============                     =============                     =============
     Interest rate spread               $   53,954   3.04%                $   53,500   3.16%               $   55,267   3.87%
                                        =========== -------               =========== -------              =========== -------
     Interest income/earning assets                  5.98%                             5.93%                            7.16%
     Interest expense/earning assets                 2.66%                             2.41%                            2.99%
                                                   --------                          --------                         --------
         Net yield on earning assets (net interest
                                           margin)   3.32%                             3.39%                            3.52%
                                                   --------                          --------                         --------

(1)  Average balances of investment securities are based on carrying value.
(2) Computed on a fully-tax equivalent basis using a tax rate of 35%. Interest income was increased by $1,648; $1,630 and $1,662 for 2005; 2004 and 2003,
     respectively, for the impact of the tax equivalent adjustment.
(3) Nonaccrual and impaired loans are included in the average balances listed. Related interest income on nonaccrual loans prior to the loan being put on nonaccrual is included in loan interest income.
(4) Loan fees included in interest income for 2005; 2004 and 2003 were $475; $482 and $698, respectively.
(5) Loans held for sale are included in the average balances listed. Related interest income on loans originated for sale prior to the loan being sold is included in real estate loan interest income.




Rate Volume Analysis:
--------------------

(Dollars in Thousands)
                                         Change from 2004 to 2005 (1)                   Change from 2003 to 2004 (1)
                                   -----------------------------------------      -----------------------------------------
Increase (decrease) in:                Volume         Rate          Total             Volume         Rate          Total
----------------------------------    -----------   ----------    ----------      -------------    ----------    ----------
Investment income: (2)
  Taxable                          $    (1,844)  $      1,283  $      (561)       $    (1,401)  $      (791)  $    (2,192)
  Nontaxable                               210           (117)          93               (178)            19         (159)
----------------------------------    -----------   ----------    ----------      -------------    ----------    ----------
       Total                            (1,634)         1,166         (468)            (1,579)         (772)       (2,351)
----------------------------------    -----------   ----------    ----------      -------------    ----------    ----------
Loan Income:
  Commercial                              5,191         3,910        9,101              5,359        (1,757)        3,602
  Real estate                             1,576         (354)        1,222               (796)       (1,871)       (2,667)
  Consumer                               (1,010)         (19)       (1,029)            (2,634)         (557)       (3,191)
----------------------------------    -----------   ----------    ----------      -------------    ----------    ----------
       Total                              5,757         3,537         9,294              1,929       (4,185)       (2,256)
----------------------------------    -----------   ----------    ----------      -------------    ----------    ----------
Short-term investments                     (154)           91          (63)               (72)           22           (50)
----------------------------------    -----------   ----------    ----------      -------------    ----------    ----------
       Total interest income              3,969         4,794         8,763                278       (4,935)       (4,657)
===========================================================================================================================
Interest expense:
  Savings deposits                         (189)           88         (101)                (5)         (588)         (593)
  Interest-bearing demand
  deposits                                  357         2,710         3,067              (101)         (207)         (308)
  Time deposits                           1,235         1,352         2,587                41          (714)         (673)
  Short-term borrowings                     730         2,364         3,094               435           (98)          337
  Long-term borrowings                   (1,737)        1,399          (338)             (120)       (1,533)       (1,653)
----------------------------------    -----------   ----------    ----------      -------------    ----------    ----------
       Total interest expense               396         7,913         8,309               250        (3,140)       (2,890)
===========================================================================================================================
       Net interest income         $      3,573  $     (3,119)  $       454       $        28  $     (1,795)  $    (1,767)
===========================================================================================================================

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the dollar amounts of the change in each.
(2)  Presented on a fully-tax equivalent basis.



ITEM 1A.  RISK FACTORS.
----------------------

The following are certain risks that management believes are specific to Peoples' business. This should not be viewed as an all inclusive list or in any particular order.

o CHANGES IN INTEREST RATES MAY ADVERSELY AFFECT PEOPLES' PROFITABILITY. Peoples' earnings are dependent to a significant degree on net interest income, which is the amount by which interest income exceeds interest expense. Interest rates are highly sensitive to many factors that are beyond Peoples' control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest Peoples receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) Peoples' ability to originate loans and obtain deposits, (ii) the fair value of Peoples' financial assets and liabilities, and (iii) the average duration of Peoples' mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, Peoples' net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

     Management uses various measures to monitor interest rate risk and believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on Peoples' results of operations. Management also periodically adjusts the mix of assets and liabilities to manage interest rate risk. However, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on Peoples' financial condition and results of operations. See the sections captioned "Interest Income and Expense" and "Interest Rate Risk and Liquidity" in Item 7 of this Form 10-K for further discussion related to Peoples' interest rate risk.

o PEOPLES' EXPOSURE TO CREDIT RISK COULD ADVERSELY AFFECT PEOPLES' EARNINGS AND FINANCIAL CONDITION. There are certain risks inherent in making loans. These risks include interest rate changes over the time period in which loans may be repaid, risks resulting from changes in the economy, risks inherent in dealing with borrowers and, in the case of loans secured by collateral, risks resulting from uncertainties about the future value of the collateral.

     Commercial and commercial real estate loans comprise a significant portion of Peoples' loan portfolio. Commercial loans generally are viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Since Peoples' loan portfolio contains a significant number of commercial and commercial real estate loans, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans, and ultimately could have a material adverse effect on Peoples' earnings and financial condition.

o PEOPLES' ALLOWANCE FOR LOAN LOSSES MAY BE INSUFFICIENT. Peoples maintains an allowance for loan losses to provide for probable loan losses based on management's quarterly analysis of the loan portfolio. There can be no assurance on the timing or amount of actual loan losses or that charge-offs in future periods will not exceed the allowance for loan losses. In addition, federal and state regulators periodically review Peoples' allowance for loan losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management. Any increase in the provision for loan losses would decrease Peoples' pretax and net income.

o ADVERSE ECONOMIC CONDITIONS MAY ADVERSELY IMPACT PEOPLES' RESULTS OF OPERATIONS. Peoples' success depends primarily on the general economic conditions in the specific local markets in which it operates. The local economies of Peoples' market area historically have been less robust than the economy of the nation as a whole and are not subject to the same fluctuations as the national economy. Adverse economic conditions in Peoples' market area, including the loss of certain significant employers, could reduce Peoples' growth rate, affect its borrowers' ability to repay their loans and generally affect Peoples' financial condition and results of operations. Furthermore, a downturn in real estate values in Peoples' market area could cause many of its loans to become inadequately collateralized.

o THE FINANCIAL SERVICES INDUSTRY IS VERY COMPETITIVE. Peoples experiences significant competition in originating loans, principally from other commercial banks, savings associations and credit unions. Several of Peoples' competitors have greater resources, larger branch systems and a wider array of banking services. This competition could reduce Peoples' net income by decreasing the number and size of loans that it originates and the interest rates it may charge on these loans. For a more complete discussion of Peoples' competitive environment, see "Business--Competition" in Item 1 of this Form 10-K. If Peoples is unable to compete effectively, Peoples will lose market share and income from deposits, loans and other products may be reduced.

o PEOPLES' ABILITY TO PAY DIVIDENDS IS LIMITED. Peoples is a separate and distinct legal entity from its subsidiaries. Peoples receives nearly all of its revenue from dividends from Peoples Bank, which are limited by federal banking laws and regulations. These dividends also serve as the primary source of funds to pay dividends on Peoples' common shares and interest and principal on Peoples' debt. The inability of Peoples Bank to pay sufficient dividends to Peoples could have a material, adverse effect on Peoples' business. Further discussion of Peoples' ability to pay dividends can be found under the caption "Supervision and Regulation-Limits on Dividends" in
     Item 1 of this Form 10-K and Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

o GOVERNMENT REGULATION SIGNIFICANTLY AFFECTS OUR BUSINESS. The banking industry is heavily regulated under both federal and state law. Peoples is subject to regulation and supervision by the Federal Reserve Board, and Peoples Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency. These regulations are primarily intended to protect depositors and the federal deposit insurance funds, not Peoples' shareholders. Peoples' non-bank subsidiaries are also subject to the supervision of the Federal Reserve Board, in addition to other regulatory and self-regulatory agencies including the Securities and Exchange Commission and state securities and insurance regulators. Regulations affecting banks and financial services businesses are undergoing continuous change, and management cannot predict the effect of those changes. Regulations and laws may be modified at any time, and new legislation may be enacted that affects Peoples and its subsidiaries. Any modifications or new laws could adversely affect Peoples' business. Further information about government regulation of Peoples' business can be found under the caption "Supervision and Regulation" in Item 1 of this Form 10-K.

o PEOPLES AND ITS SUBSIDIARIES ARE SUBJECT TO EXAMINATIONS AND CHALLENGES BY TAX AUTHORITIES. In the normal course of business, Peoples and its subsidiaries are routinely subject to examinations and challenges from federal and state tax authorities regarding positions taken in their tax returns. State tax authorities have become increasingly aggressive in challenging tax positions taken by financial institutions, especially those positions relating to tax compliance and calculation of taxes subject to apportionment. Any challenge or examination by a tax authority may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. While management believes it has taken appropriate positions on the tax returns filed, any examination or challenge made that is not resolved in our favor could have a material adverse effect on Peoples' financial condition and results of operation.

     Peoples Bank is currently undergoing an examination by the Ohio Department of Taxation of its 2002 Ohio Corporation Franchise Tax Reports. Management has agreed to a one-year extension of the statue of limitations for the 2002 year. However, the administrative process is not yet complete and Peoples Bank has not received a notice of any proposed adjustment. Due to the fact the Ohio Department of Taxation is in the early stages of its administrative process, management cannot accurately make an estimate of potential exposure, if any, although no assurance can be given that the ultimate outcome of this examination will not have a material impact on Peoples' financial condition and results of operation.

o ANTI-TAKEOVER PROVISIONS MAY DELAY OR PREVENT AN ACQUISITION OR CHANGE IN CONTROL BY A THIRD PARTY. Provisions in the Ohio General Corporation Law and Peoples' amended articles of incorporation and code of regulations, including a staggered board and a supermajority vote requirement for significant corporate changes, could discourage potential takeover attempts and make attempts by shareholders to remove Peoples' board of directors and management more difficult. These provisions may also have the effect of delaying or preventing a transaction or change in control that might be in the best interests of Peoples' shareholders.


ITEM 1B.  UNRESOLVED STAFF COMMENTS.
-----------------------------------

None.


ITEM 2.  PROPERTIES.
--------------------

Peoples' sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property. In Ohio, Peoples Bank operates offices in Marietta (4 offices), Belpre (2 offices), Lowell, Lower Salem, Reno, Nelsonville (2 offices), Athens (3 offices), The Plains, Middleport, Rutland, Pomeroy (2 offices), Gallipolis, Cambridge (2 offices), Byesville, Quaker City, Flushing, Caldwell, Chesterhill, McConnelsville, Baltimore, Lancaster, Delaware and Westerville. In West Virginia, Peoples Bank operates offices in Huntington, Parkersburg (3 offices), Vienna, Point Pleasant (2 offices), New Martinsville (2 offices) and Steelton. In Kentucky, Peoples Bank's office locations include Greenup, Summit, South Shore, Grayson, Ashland and Russell. Of these 48 offices, 12 are leased and the rest are owned by Peoples Bank.

Peoples Insurance Agency rents office space in various Peoples Bank's offices. In addition, Peoples Insurance Agency leases office buildings in Marietta, Ohio; Huntington, West Virginia and Ashland, Kentucky.

Rent expense on the leased properties totaled $833,000 in 2005. The following are the only properties that have a lease term expiring on or before June 2007:


Location                                      Address                             Lease Expiration Date (a)
--------------------------------              --------------------------------    -------------------------
Delaware Loan Production Office               351 West Central Avenue                    March 2006
                                              Delaware, Ohio

Peoples Insurance Agency Huntington Office    1439 6th Avenue                            March 2006
                                              Huntington, West Virginia

Athens Mall Office                            801 East State Street                      June 2007
                                              Athens, Ohio
------------------------------------------    --------------------------------    -------------------------

(a) Information represents the ending date of the current lease period. Peoples may have the option to renew the lease beyond this date under the terms of the lease agreement and intends to renew all expiring leases unless otherwise disclosed in this Item 2.

Additional information concerning the property and equipment owned or leased by Peoples and its subsidiaries is incorporated herein by reference from Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.


ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

 In the ordinary course of business or operations, Peoples and its subsidiaries may be named as plaintiff, defendant, party or to which any of it subsidiaries' property is subject to various pending and threatened legal proceedings. In view of the inherent difficulty of predicting the outcome of such matters, Peoples cannot state what the eventual outcome of any such matters will be; however, based on current knowledge and after consultation with legal counsel, management believes that these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Peoples.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

None.


EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------

Pursuant to General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following information regarding Peoples' executive officers is included as an unnumbered item in Part I of this Form 10-K in lieu of being included in the Peoples' definitive Proxy Statement relating to Peoples' Annual Meeting of Shareholders to be held April 13, 2006 ("Peoples' 2006 Definitive Proxy Statement").

The executive officers of Peoples as of February 13, 2006, are as follows:

Name                       Age   Position
-----------------------    ----  --------------------------------------
Mark F. Bradley             36   President and Chief Executive Officer
John (Jack) W. Conlon       60   Chief Financial Officer and Treasurer
Larry E. Holdren            58   Executive Vice President
Carol A. Schneeberger       49   Executive Vice President/Operations
David T. Wesel              44   Executive Vice President
Joseph S. Yazombek          52   Executive Vice President/Chief Lending Officer


Mr. Bradley has been Chief Executive Officer of Peoples since May 2005 and President of Peoples since June 2004. Mr. Bradley also has been Chief Executive Officer of Peoples Bank since May 2005, and President since July 2002. Prior thereto, Mr. Bradley served as of Chief Operating Officer of Peoples from July 2003 to May 2005, and Executive Vice President and Chief Integration Officer from April 2002 to July 2003. He also served as Chief Operating Officer of Peoples Bank from July 2002 to May 2005. Between 1997 and 2001, Mr. Bradley served as Controller of Peoples and Peoples Bank. Mr. Bradley joined Peoples in 1991. In January 2006, Mr. Bradley was appointed President of Peoples Insurance Agency, Inc. Mr. Bradley has been a director of Peoples since 2003 and Peoples Bank since 2002.

Mr. Conlon has been Chief Financial Officer of Peoples since April 1991. He became Treasurer of Peoples in April 1999. He has also served as Peoples Bank's Chief Financial Officer since 1991 and Treasurer since 1985. Between 1982 and 1985, Mr. Conlon served as Controller of Peoples Bank. In July 2005, Mr. Conlon notified Peoples that he would retire and resign his positions as Chief Financial Officer and Treasurer of both Peoples and Peoples Bank effective July 31, 2006.

Mr. Holdren became Executive Vice President of Peoples in February 1999. He has also been President of the Retail and Banking Division for Peoples Bank since January 1998. Between 1987 and 1998, Mr. Holdren served as Executive Vice President/Director of Human Resources for Peoples Bank. Mr. Holdren joined Peoples Bank in 1982.

Ms. Schneeberger became Executive Vice President/Operations of Peoples in April 1999. Since February 2000, Ms. Schneeberger has also been Executive Vice President/Operations of Peoples Bank. Prior thereto, she was Vice President/Operations of Peoples from October 1988 to April 1999. Prior thereto, she was Auditor of Peoples from August 1987 to October 1988 and Auditor of Peoples Bank from January 1986 to October 1988. Ms. Schneeberger joined Peoples Bank in 1977.

Mr. Wesel became Executive Vice President of Peoples in January 2006. Mr. Wesel was also appointed as President of Peoples Bank's Peoples Financial Advisors division in January 2006. Prior thereto, Mr. Wesel served as Sales Manager of Peoples Financial Advisors since joining Peoples in February 2004. Prior to joining Peoples, Mr. Wesel had over 20 years experience in executive management and sales administration, including experience with a regional brokerage firm. Mr. Wesel is the son of Joseph H. Wesel, Chairman of the Board and a Director of Peoples and Director of Peoples Bank.

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

In August 2004, Peoples offered Change in Control Agreements to the executive officers of Peoples and entered into agreements ("Agreement" or "Agreements") with Robert E. Evans, Mark F. Bradley, David B. Baker, John W. Conlon, Larry E. Holdren and Carol A. Schneeberger. Each Agreement provides that, if the executive officer is terminated by Peoples or its successors for any reason other than cause or by the executive officer for good reason, within six (6) months prior to or within twenty-four (24) months after a defined change in control, Peoples will pay a specified change in control benefit to the executive officer. If the executive officer receives a change in control benefit as previously described, he or she is subject to a non-compete agreement covering the same period of time as the benefit is paid. The Agreement with Mr. Evans was terminated effective May 31, 2005, concurrent with his retirement as Chief Executive Officer.

Effective January 1, 2006, David B. Baker assumed a non-executive sales position with Peoples and the Agreement with Mr. Baker was terminated. Mr. Baker previously served as an Executive Vice President of Peoples since February 1999. Also effective January 1, 2006, Peoples entered into an Agreement with David T. Wesel and the terms of his Agreement are the same as those in the Agreements of John W. Conlon, Larry E. Holdren and Carol A. Schneeberger.

Additional information required by Item 401(b) of Regulation S-K regarding the Agreements are incorporated herein by reference to the section captioned "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS - Change in Control Arrangements" on pages 29 through 31 of Peoples' 2006 Definitive Proxy Statement and the forms of Change in Control Agreements incorporated by reference in this Annual Report of Form 10-K as Exhibits 10(u) and 10(v).

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
-----------------------------------------------------------------------------

Peoples' common shares are traded on The NASDAQ National Market under the symbol PEBO. At December 31, 2005, Peoples had 1,261 shareholders of record. The table presented below provides the high and low bids for Peoples' common shares and the cash dividends per share declared for the indicated periods. Bid information has been obtained directly from The NASDAQ National Market.

                                      Dividends
                             High Bid          Low Bid           Declared
                             ----------       ----------       -------------
2005
Fourth Quarter             $     30.10      $     25.40      $         0.20
Third Quarter                    30.53            26.33                0.20
Second Quarter                   28.86            24.99                0.20
First Quarter                    27.68            25.42                0.19
----------------------------------------------------------------------------

2004
Fourth Quarter             $     32.44      $     26.21      $         0.18
Third Quarter                    26.67            23.27                0.18
Second Quarter                   28.10            27.52                0.18
First Quarter                    32.05            26.92                0.18

----------------------------------------------------------------------------

Peoples plans to continue to pay quarterly cash dividends, subject to certain regulatory restrictions described in Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, as well as the "Limits on Dividends" section under Item 1 of this Form 10-K.

The following table details Peoples' repurchases and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) of Peoples' common shares during the three months ended December 31, 2005:



                                                                       (c) Total Number of    (d) Maximum Number
                                                                           Common Shares        of Common Shares
                              (a) Total Number of                       Purchased as Part of     that May Yet Be
                                 Common Shares     (b) Average Price    Publicly Announced     Purchased Under the
           Period                  Purchased         Paid per Share     Plans or Programs (1)  Plans or Programs (1)(2)
           ------                  ---------         --------------     ----------------       ------------------------
October 1 - 31, 2005                        593(3)         $28.21(3)              -                    465,300
November 1 - 30, 2005                       529(4)         $29.28(4)              -                    465,300
December 1 - 31, 2005                       570(3)         $28.84(3)              -                          -(5)
------------------------------------------------------------------------------------------------------------------
Total                                      1,692           $28.76                -                           -
------------------------------------------------------------------------------------------------------------------

(1) Information reflects solely the 2005 Stock Repurchase Program originally announced on December 10, 2004, which authorized the repurchase of 525,000 common shares, with an aggregate purchase price of not more than $17.0 million. The 2005 Stock Repurchase Program expired on December 31, 2005.
(2) Information reflects maximum number of common shares that may be purchased at the end of the period indicated.
(3) Information reflects solely common shares purchased in open market transactions by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust holding assets to provide payment of the benefits under the Peoples Bancorp Inc. Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the "Rabbi Trust").
(4) Information reflects solely common shares acquired in connection with the exercise of stock options under Peoples' stock option plans.
(5) The 2005 Stock Repurchase Program expired on December 31, 2005, and as such, no additional common shares could be purchased under that Program at the end of the period. However, Peoples is authorized to repurchase up to 425,000 of its common shares, with an aggregate purchase price of not more than $11.5 million, in 2006 under the 2006 Stock Repurchase Program announced January 17, 2006, which expires December 31, 2006.


ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

The information below has been derived from Peoples' Consolidated Financial Statements.



(Dollars in Thousands, except Per Share Data)           2005            2004           2003            2002           2001
---------------------------------------------------------------------------------------------------------------------------------
Operating Data For the year ended:
Total interest income                                $    95,775   $     87,030   $      91,655   $     82,968   $      86,107
Total interest expense                                    43,469         35,160          38,050         35,316          45,560
Net interest income                                       52,306         51,870          53,605         47,652          40,547
Provision for loan losses                                  2,028          2,546           3,601          4,067           2,659
Net gain (loss) on securities transactions                   539         (3,040)         (1,905)           216              29
Other income exclusive of securities transactions         28,628         25,248          19,443         15,020          10,621
Goodwill and other intangible asset amortization           2,669          2,219           1,493            646           2,347
Other expense                                             48,673         44,979          44,410         32,975          28,479
Net income                                           $    20,499   $     18,275   $      16,254   $     18,752   $      12,335

---------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data
At year end:
Total assets                                         $ 1,855,277   $  1,809,086   $   1,736,104   $  1,394,361   $   1,193,966
Total intangible assets                                   69,280         71,118          48,705         30,738          17,010
Investment securities                                    589,313        602,364         641,464        412,100         330,364
Net loans                                              1,057,156      1,008,298         900,423        836,697         760,499
Total deposits                                         1,089,286      1,069,421       1,028,530        955,877         814,368
Short-term borrowings                                    173,696         51,895         108,768         39,083          56,052
Long-term borrowings                                     362,466        464,864         388,647        212,929         192,448
Junior subordinated notes                                 29,350         29,263          29,177         29,090          29,056
Stockholders' equity                                     183,077        175,418         170,880        147,183          93,854
Tangible assets (1)                                    1,785,997      1,737,968       1,687,399      1,363,623       1,176,956
Tangible equity (2)                                      113,797   $    104,300   $     122,175   $    116,445   $      76,844

---------------------------------------------------------------------------------------------------------------------------------

Significant Ratios
Return on average assets                                    1.12 %         1.04 %          0.95 %         1.46 %          1.06 %
Return on average stockholders' equity                     11.52          10.60            9.75          17.69           13.60
Net interest margin                                         3.32           3.39            3.52           4.17            3.87
Efficiency ratio (3)                                       59.05          57.18           51.06          51.24           54.50
Average stockholders' equity to average assets              9.73           9.79            9.74           8.23            7.80
Average loans to average deposits                          94.92          91.24           87.42          92.63           92.93
Allowance for loan losses to total loans                    1.37           1.44            1.59           1.54            1.60
Risk-based capital ratio                                   12.90          12.30           15.43          16.79           14.21
Dividend payout ratio                                      40.01 %        41.66 %         42.06 %        24.91 %         33.08 %

---------------------------------------------------------------------------------------------------------------------------------

Per Share Data(4)
Earnings per share - Basic                                  1.96   $       1.74   $        1.56   $       2.25   $        1.49
Earnings per share - Diluted                                1.94           1.71            1.52           2.19            1.47
Cash dividends paid                                         0.78           0.72            0.65           0.56            0.49
Book value at end of period                                17.40          16.81           16.11          14.97           11.43
Tangible book value at end of period (5)                   10.82   $      10.00   $       11.76   $      11.85   $        9.36
Weighted-average shares outstanding:
     Basic                                            10,444,854     10,529,332      10,433,708      8,329,109       8,277,035
     Diluted                                          10,581,019     10,710,114      10,660,083      8,557,591       8,403,773
Common shares outstanding at end of period:           10,518,980     10,435,102      10,603,792      9,829,965       8,213,115

---------------------------------------------------------------------------------------------------------------------------------

(1)  Total assets less goodwill and other intangible assets.
(2)  Total stockholders' equity less goodwill and other intangible assets.
(3) Non-interest expense (less intangible amortization) as a percentage of fully-tax equivalent net interest income plus non-interest income.
(4)  Adjusted for all stock dividends and splits.
(5) Tangible book value per share reflects capital calculated for banking regulatory requirements and excludes the balance sheet impact of intangible assets acquired through purchase accounting for acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
------------------------------------------------------------------------

Introduction
------------
The following discussion and analysis of the Consolidated Financial Statements of Peoples Bancorp Inc. and Subsidiaries ("Peoples") is presented to provide insight into management's assessment of the financial results. This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, as well as the ratios and statistics, contained elsewhere in this Form 10-K.

References will be found in this Form 10-K to the following transactions that have impacted or will impact Peoples' results of operations:

     o As discussed in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, Peop completed the acquisition of Putnam Agency, Inc. ("Putnam") on April 30, 2004 and Barengo Insurance Agency, Inc. ("Bareng on May 28, 2004, (collectively, the "Insurance Agency Acquisitions"). In addition, Peoples Bank acquired two full-servic banking offices in the Ashland, Kentucky area at the close of business on December 3, 2004 (the "Ashland Banking Acquisition"). In conjunction with the Ashland Banking Acquisition, Peoples Bank consolidated two of its existing office the Ashland area market into other Peoples Bank offices and closed one of the acquired offices. In 2003, Peoples acquire Kentucky Bancshares Incorporated ("Kentucky Bancshares"), the holding company of Kentucky Bank & Trust, and closed two of Peoples Bank's existing offices, due to the proximity of the acquired offices.

     o On December 29, 2005, the Compensation Committee of the Board of Directors of Peoples Bancorp Inc. ("Peoples Bancorp") approved the acceleration of the vesting schedule with regard to all unvested stock options previously granted to employees of Peoples and its subsidiaries, including executive officers of Peoples, and subsidiary directors pursuant to Peoples' various stock option plans (the "Stock Option Acceleration"). No unvested stock options held by directors of Peoples Bancorp were accelerated. As a result, an aggregate of 161,514 options became exercisable as of that date. Peoples recorded a one-time, non-cash compensation expense of $122,000 in 2005 due to the Stock Option Acceleration.

     o On December 10, 2004, Peoples Bancorp announced the authorization to repurchase up to 525,000, or approximately 5%, of Peoples Bancorp's outstanding common shares in 2005 from time to time in open market or privately negotiated transactions (the "2005 Stock Repurchase Program"). Peoples Bancorp repurchased a total of 59,700 common shares (or 11% of the total authorized) under the 2005 Stock Repurchase Program, at an average price of $26.78 per share. The repurchased common shares are held as treasury shares and are to be used for future exercises of options granted under Peoples Bancorp's stock option plans, future issuances of common shares in connection with Peoples Bancorp's deferred compensation plans and other general corporate purposes. The 2005 Stock Repurchase Program expired on December 31, 2005.

     o In December 2004, Peoples sold approximately $85 million of fixed-rate securities, consisting primarily of mortgage-backed securities purchased in a historically low interest rate environment, and reinvested the net proceeds in other investment securities, primarily variable rate mortgage-backed securities (the "2004 Investment Portfolio Repositioning"). The securities sold were selected because management wanted to shorten the estimated life of the portfolio and expected those securities selected to underperform in a rising rate environment. While the 2004 Investment Portfolio Repositioning had a minimal impact on short-term yields, the new securities have shorter estimated lives and duration and better cash flow characteristics in a rising rate environment than the securities sold.

     o In December 2003, Peoples Bank sold its credit card portfolio to InfiCorp Holdings, Inc. ("InfiCorp"). In addition to the sale, Peoples Bank and InfiCorp entered into a joint marketing agreement to serve the credit card needs of Peoples' customers and prospective customers.

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

     o On December 16, 2003, Peoples prepaid $63 million of long-term, convertible rate borrowings from the Federal Home Loan Bank ("FHLB") and reborrowed the funds using a short-term, repurchase agreement advance (collectively, the "Long-Term Debt Restructuring"). Peoples incurred prepayment penalties totaling $6.8 million as part of this transaction. The prepaid borrowings had a weighted-average rate of 5.14% and weighted-average remaining maturity of 5.4 years. The new short-term advance had a significantly lower initial interest rate, yet had somewhat similar interest rate sensitivity characteristics in a rising interest rate environment.

     o On December 17, 2003, Peoples Bancorp announced the authorization to repurchase up to 425,000, or approximately 4%, of Peoples Bancorp's outstanding common shares in 2004 from time to time in open market or privately negotiated transactions. On August 13, 2004, Peoples Bancorp announced the authorization to repurchase an additional 200,000 shares, or approximately 2%, of Peoples Bancorp's outstanding common shares in 2004 from time to time in open market or privately negotiated transactions (collectively, the "2004 Stock Repurchase Program"). Peoples Bancorp repurchased 511,348 common shares (or 82% of the total authorized) under the 2004 Stock Repurchase Program, at an average price of $26.53. Peoples Bancorp has reissued 309,221 of the repurchased shares in connection with stock option exercises in 2004 and 2005 and the Insurance Agency Acquisitions. The remaining repurchased shares, which are held as treasury shares, are anticipated to be used for future exercises of stock options granted under Peoples' stock option plans, issuances of common shares for Peoples Bancorp's deferred compensation plans, and other general corporate purposes. The 2004 Stock Repurchase Program expired on December 31, 2004.

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

Allowance for Loan Losses
-------------------------
In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. Peoples maintains an allowance for loan losses to absorb probable losses based on a quarterly analysis of the loan portfolio and estimation of the losses that have been incurred within the loan portfolio. This formal analysis determines an appropriate level and allocation of the allowance for loan losses among loan types and resulting provision for loan losses by considering factors affecting losses, including specific losses, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. Management continually monitors the loan portfolio through its Loan Review Department and Loan Loss Committee to evaluate the adequacy of the allowance. The provision could increase or decrease each quarter based upon the results of management's formal analysis.

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, the loan cash flow characteristics, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. Consistent with the evaluation of allowances for homogenous loans, the allowance relating to the Overdraft Privilege program is based upon management's monthly analysis of accounts in the program. This analysis considers factors that could affect losses on existing accounts, including historical loss experience and length of overdraft.

There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses of $14.7 million at December 31, 2005, is adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans.

Investment Securities
---------------------
Investment securities represent the second largest component of Peoples' assets, accounting for 32% of total assets at December 31, 2005. Presently, Peoples classifies its entire investment portfolio as available-for-sale and records changes in the estimated fair value of the portfolio in stockholders' equity as a component of comprehensive income. As a result, both the investment and equity sections of Peoples' balance sheet are more sensitive to changes in the overall market value of the investment portfolio, due to changes in market interest rates, investor confidence and other factors affecting market values, than if the investment portfolio was classified as held-to-maturity.

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be "other-than-temporary" results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management systematically evaluates Peoples' investment securities on a quarterly basis to identify potential other-than-temporary losses. This analysis requires management to consider various factors that can involve judgment and estimation, including duration and magnitude of the decline in value, the financial condition of the issuer, and Peoples' ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value.

At December 31, 2005, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, additional charges to income could occur in future periods.

Goodwill and Other Intangible Assets
------------------------------------
Over the past several years, Peoples has grown through mergers and acquisitions accounted for under the purchase method of accounting. Under the purchase method, Peoples is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. At December 31, 2005, Peoples had $8.7 million of identifiable intangible assets acquired in acquisitions, subject to amortization, and $59.8 million of goodwill, not subject to periodic amortization.

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

Peoples has reviewed its recorded goodwill and concluded that no indicators of impairment existed as of December 31, 2005. However, future events could cause management to conclude that impairment indicators exist and re-evaluate goodwill. If such re-evaluation indicated impairment, Peoples would recognize the loss, if any. Any resulting impairment loss could have a material, adverse impact on Peoples' financial condition and results of operations.

Income Taxes
------------
Income taxes are provided based on the liability method of accounting. The calculation of tax liabilities is complex and requires the use of estimates and judgment since it involves the application of complex tax laws that are subject to different interpretations by Peoples and the various tax authorities. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management's ongoing assessment of facts and evolving case law.

From time-to-time and in the ordinary course of business, Peoples is involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions taken by Peoples in its tax returns. Management believes that it has taken appropriate positions on its tax returns, although the ultimate outcome of any tax review cannot be predicted with certainty. To the extent management determines additional taxes may be due, Peoples recognizes liabilities for such tax exposures when losses associated with the claims are judged to be probable and the loss can be reasonably estimated. On a quarterly basis, management assesses Peoples' tax exposures based on the most recent information available and adjusts the related liability as deemed prudent and necessary. No assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical financial statements.


                              RESULTS OF OPERATION


Overview of the Income Statement
--------------------------------
In 2005, Peoples' net income was $20,499,000, or $1.94 per diluted share, up from $18,275,000, or $1.71 per diluted share, a year ago. This improvement is due in large part to balance sheet restructuring and other charges of $2,090,000 after-tax (or $0.20 per diluted share) that occurred in 2004. Return on average equity improved to 11.52% in 2005, from 10.60% a year ago, while return on average assets was 1.12% and 1.04% in 2005 and 2004, respectively.

In December 2005, Peoples determined that the yearly amount of lump sum payments to participants from Peoples' defined benefit pension plan during 2005 exceeded the allowable threshold of annual service cost plus interest and, accordingly, settlement charges of $578,000 ($421,000 after tax, or $0.04 per diluted share) should have been reflected in the results for the second quarter of 2005. Although Peoples deems the impact of the settlement charge on its financial statements to be immaterial, it has revised second quarter results and reduced second quarter net income per share by $0.04. These amounts are more fully presented in Note 18 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

For the year ended December 31, 2005, net interest income improved to $52.3 million, compared to $51.9 million for the same period in 2004, due to earning asset growth and the related interest income that more than exceeded the increase in interest-bearing liabilities and associated funding costs. Net interest margin dropped seven basis points to 3.32% in 2005 as a result of the flattening yield curve.

Other income totaled $29.2 million compared to $22.2 million a year ago and was up 31% due primarily to increased insurance commissions of $3.2 million attributable to the Insurance Agency Acquisitions. Other income was also impacted by securities transactions and asset disposals, which resulted in a net gain of $0.7 million in 2005 versus a net loss of $3.2 million in 2004. In 2005, other expense grew 9% to $51.3 million, from $47.2 million for the year ended December 31, 2004. A full-year's impact of the costs attributable to the Insurance Agency Acquisitions accounted for much of this increase.


Interest Income and Expense
---------------------------
Peoples earns interest income on loans and investments and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue. The amount of net interest income earned by Peoples is affected by various factors, including changes in both market interest rates due to the Federal Reserve Board's monetary policy, the level and degree of pricing competition for both in market loans and deposits and the amount and composition of Peoples' earning assets and interest-bearing liabilities.

Peoples monitors net interest income performance and manages its balance sheet mix through regular Asset-Liability Committee ("ALCO") meetings. The asset/liability management process employed by the ALCO is intended to minimize the impact of future interest rate changes on Peoples' earnings. However, the frequency and/or magnitude of changes in market interest rates are difficult to predict, much less react to, and may have a greater impact on net interest income than adjustments by management. Further discussion of Peoples' interest rate risk management can be found later in this discussion under the caption "Interest Rate Risk and Liquidity".

As part of the analysis of net interest income, management converts tax-exempt income to the pre-tax equivalent of taxable income using an effective tax rate of 35%. Management believes the resulting fully-tax equivalent ("FTE") net interest income allows for a more meaningful comparison of tax-exempt income and yields to their taxable equivalents. Net interest margin, calculated by dividing FTE net interest income by average interest-earning assets, serves as the primary measure used in evaluating the net revenue stream generated by the mix and pricing of Peoples' earning assets and interest-bearing liabilities. The following table details the calculation of FTE net interest income and margin for the years ended December 31:


(Dollars in thousands)                               2005             2004             2003
                                              ------------    -------------    -------------
Net interest income, as reported            $      52,306   $       51,870   $       53,605
Taxable equivalent adjustments                      1,648            1,630            1,662
--------------------------------------------------------------------------------------------
Fully-tax equivalent net interest income    $      53,954   $       53,500   $       55,267
--------------------------------------------------------------------------------------------
Average earning assets                      $   1,628,598   $    1,579,692   $    1,574,381
--------------------------------------------------------------------------------------------
Net interest margin                                 3.32%            3.39%            3.52%
--------------------------------------------------------------------------------------------

Since mid-2004, the Federal Reserve's Open Market Committee has increased the target Fed funds rate 300 basis points through year-end 2005, causing short-term market interest rates to increase. During the same period, longer-term market interest rates have risen at a much slower pace, compressing the difference between short-term and longer-term interest rates. This flattening of the yield curve, coupled with intense competition for loans and deposits, have been factors in the compression of the net interest margins for many financial institutions in 2005, and Peoples is no exception. For the year ended December 31, 2005, the FTE yield on earning assets of 5.98% was a 37 basis point improvement over 2004's average yield of 5.61%. However, the average interest cost of earning assets increased 25 basis points to 2.66% in 2005, from 2.41% in 2004.

In the second half of 2005, Peoples experienced some improvement in asset yields from upward repricing of certain variable rate loans and origination of new loans at current market rates. In the fourth quarter of 2005, Peoples' net interest margin improved 7 basis points, versus the prior quarter and 10 basis points over 2004's fourth quarter. The FTE yield on earning assets was 6.22% for the fourth quarter of 2005, compared to 6.02% and 5.69% for the third quarter of 2005 and the fourth quarter of 2004, respectively, while the average interest cost of earning assets was 2.83%, 2.70% and 2.40%, for the same periods, respectively.

Net loans comprise the largest portion of Peoples' earning assets, averaging $1.03 billion in 2005, compared to $927.8 million in 2004. The increased loan volume in 2005 is largely the result of commercial loan originations and loans acquired in the Ashland Banking Acquisition. The FTE yield on net loans was 6.76% in 2005, versus 6.47% a year ago. Loan yields have increased in 2005 due to new loans being originated at higher rates, coupled with repricing of variable rate, prime based loans as a result of the Federal Reserve's action to increase interest rates, although competition for commercial loans and repayment of higher rate loans have tempered these improvements.

Investment securities averaged $600.8 million in 2005, down from $640.1 million last year, with FTE yields of 4.67% and 4.45%, respectively. The decrease in average balances from a year ago is largely attributable to management using a portion of the principal runoff to manage liquidity, fund loan growth and for other corporate purposes.

Peoples' interest-bearing liabilities averaged $1.48 billion in 2005, at an average cost of 2.94%, up from $1.43 billion and average cost of 2.45% last year. Traditional deposits comprise the majority of Peoples' interest-bearing liabilities, averaging $936.9 million for the year ended December 31, 2005, compared to $888.7 million a year ago. The higher volume of deposits was due primarily to the impact of deposits acquired in the Ashland Banking Acquisition and additional brokered deposits. In 2005, the average cost of interest-bearing deposits was 2.41%, up from 1.91% in 2004. Competition for deposits has both impacted Peoples' ability to retain some deposits and increased the overall cost of interest-bearing deposits. In the fourth quarter of 2005, average interest-bearing deposits dropped to $932.4 million, from $939.1 million, while the average cost increased 15 basis points to 2.59%.

Peoples also utilizes a variety of borrowings as complementary funding sources to traditional deposits. In 2005, total borrowed funds averaged $538.9 million compared to $541.9 million in 2004. Peoples' overall cost of borrowed funds increased to 3.85% in 2005, from 3.32% last year, due to higher short-term rates resulting from the Federal Reserve's actions to increase the Federal Funds rate.

Advances from the FHLB, both short-term and long-term, remain a key source of funding for asset growth, as well as a means of managing Peoples' interest rate risk. Peoples also accesses wholesale repurchase agreements and other borrowings from unrelated institutions to diversify funding sources. While included in borrowed funds, Peoples' retail repurchase agreements are marketed and managed as a cash management tool for commercial customers that maintain higher balances and have a need for a daily interest-bearing sweep account. Additional information regarding Peoples' borrowed funds can be found later in this discussion under the caption "FINANCIAL CONDITION-Funding Sources". The Following details the average balance and rate of Peoples' borrowed funds:


                                                2005                     2004                    2003
                                         --------------------    ---------------------   ---------------------
(Dollars in thousands)                     Average     Rate        Average                 Average
                                           Balance                 Balance      Rate       Balance      Rate
                                         ------------ -------    ------------  -------   ------------- -------
Short-term borrowings:
  FHLB advances                          $   107,184   3.36%     $    70,246    1.35%    $     26,900   1.47%
  Retail repurchase agreements                21,129   2.67%          16,805    0.95%          19,774   0.87%
  Other short-term borrowings                      -       -               -        -           7,545   2.89%
--------------------------------------------------------------------------------------------------------------
      Total short-term borrowings        $   128,313   3.29%     $    87,051    1.30%    $     54,219   1.46%
--------------------------------------------------------------------------------------------------------------

Long-term borrowings:
  FHLB advances                          $   200,820   4.11%     $   178,475    4.21%    $    219,233   4.64%
  Wholesale repurchase agreements            166,058   3.12%         231,137    2.89%         200,032   2.91%

  Other long-term borrowings                  43,666   7.19%          45,286    6.18%          38,593   6.73%
--------------------------------------------------------------------------------------------------------------
          Total long-term borrowings     $   410,544   4.07%     $   454,898    3.74%    $    457,858   4.08%
--------------------------------------------------------------------------------------------------------------

The higher level of short-term FHLB advances compared to prior years was partially attributable to Peoples replacing other longer-term borrowings with short-term advances. Management, at times, will use longer term FHLB borrowings to match-fund selected three- and five-year adjustable rate commercial loans with advances that have similar amortization and repricing characteristics. The average cost of Peoples' borrowed funds has steadily increased since mid-2004 in response to the Federal Reserve's action to increase rates. Management may make adjustments to the mix of borrowed funds in the future, as deemed desirable, to manage liquidity and position the balance sheet for potential changes in interest rates.

Even with the challenges of the current interest rate environment and intense competition for loans and deposits, Peoples experienced some improvement in asset yields in the latter half of 2005 due to repricing of variable rate loans and reinvestments of investment portfolio cash flows into higher yielding securities. However, management believes net interest margin compression could occur in the first half of 2006 due to various factors, including the current slope of the yield curve and an increase in rates in the first half of 2006 for funding to replace certain maturing liabilities. Still, management is taking steps to adjust the mix of Peoples' balance sheet with the goal of minimizing the impact of future interest rate changes on net interest income. At December 31, 2005, Peoples' interest rate risk position and asset-liability simulations indicate that an immediate and sustained increase in both short-term and long-term interest rates would reduce net interest income. Management does not believe such shifts are representative of actual changes that occur in the yield curve. Consequently, Peoples' net interest margin and income remain difficult to predict and manage.


Provision for Loan Losses
-------------------------
Peoples' provision for loan losses was $2,028,000 in 2005, down from $2,546,000 in the prior year. The lower overall provision was the based on management's quarterly evaluation of the loan portfolio and estimation of losses incurred and is directionally consistent with Peoples' loan quality and recent loss experience net of recoveries of previously charged-off loans. A portion of the provision relates to the Overdraft Privilege program, which totaled $599,000 in 2005, compared to $866,000 in 2004.

When expressed as a percentage of average loans, the provision was 0.19% in 2005 compared to 0.27% in 2004. Management believes the provisions were appropriate for the overall quality, inherent risk and volume concentrations of Peoples' loan portfolio. Future provisions will continue to be based on management's quarterly procedural discipline described in the "Critical Accounting Policies" section of this discussion.


Gains and/or Losses on Securities Transactions
----------------------------------------------
In 2005, Peoples recognized a net gain of $539,000 on investment securities transactions compared to a net loss of $3,040,000 a year ago. The net gain in 2005 was largely attributable to the sale of two separate equity investments in unaffiliated companies due to changes in their corporate structure. The net loss in 2004 was largely the result of the 2004 Investment Portfolio Repositioning during the fourth quarter, coupled with the $490,000 other-than-temporary impairment charge on Fannie Mae preferred stock.


Non-Interest Income
-------------------
Peoples generates non-interest income from six primary sources: deposit account service charges, fiduciary activities, investment and insurance commissions, electronic banking ("e-banking"), mortgage banking and business owned life insurance ("BOLI"). In recent years, Peoples has focused on reducing its reliance on net interest income by growing non-interest income, especially fee-based revenues not affected by interest rate changes. Non-interest income, which excludes gains and losses on securities transactions and asset disposals, grew 12% in 2005 and accounted for 35% of total revenues, compared to 33% in 2004 and 25% in 2003. Non-interest income growth also occurred in 2005 as a result of increased insurance revenues of $3.2 million attributable to the Insurance Agency Acquisitions.

Service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided, are Peoples' largest source of non-interest income. For the year ended December 31, 2005, deposit account service charges totaled $9,801,000 compared to $9,636,000 in 2004. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs, as well as similar to fees charged in Peoples' markets by competitors. The following table details Peoples' deposit account service charges:

(Dollars in Thousands)                   2005            2004           2003
                                     ---------       ---------      ---------
Overdraft fees                     $    6,595      $    6,366     $    5,292
Non-sufficient funds fees               1,895           1,844          1,481
Other fees and charges                  1,311           1,426          1,419
-----------------------------------------------------------------------------
Total                              $    9,801      $    9,636     $    8,192
-----------------------------------------------------------------------------

Insurance and investment commissions are also a significant component of Peoples' non-interest income, totaling $9,243,000 in 2005 versus $6,152,000 in 2004. This increase was the result of higher insurance commissions, primarily from sales of property and casualty insurance, due to a full-year's impact of the Insurance Agency Acquisitions completed in mid-2004. The following table details Peoples' insurance and investment commissions:

(Dollars in Thousands)                      2005           2004           2003
                                        ---------      ---------      ---------
Property and casualty insurance       $    7,908     $    4,929     $      452
Life and health insurance                    547            404            152
Brokerage                                    439            402            286
Fixed annuities                              207            277            444
Credit life and A&H insurance                142            140            131
-------------------------------------------------------------------------------
Total                                 $    9,243     $    6,152     $    1,465
-------------------------------------------------------------------------------

Peoples' e-banking services include ATM and debit cards, direct deposit services and Internet banking and serve as alternative delivery channels to traditional sales offices for providing services to clients. For the year ended December 31, 2005, Peoples' e-banking income was up 17% over the prior year total. Peoples' e-banking revenues have remained strong due in large part to an increase in the number of debit cards issued to customers and higher volumes of debit card activity. At December 31, 2005, Peoples had 87,183 cards issued, with 49% of all eligible deposit accounts having a debit card, compared to 69,733 cards and a 45% penetration rate a year ago. Peoples' customers used their debit cards to complete $162 million of transactions in 2005, up 29% from $126 million a year ago.

Peoples' mortgage banking involves the origination and selling of long-term, fixed-rate real estate loans into the secondary market. The amount of associated revenue recognized is dependent largely on customer demand for long-term fixed-rate mortgage loans. In 2005, mortgage banking produced revenues of $826,000 compared to $931,000 in the prior year. The reduction in mortgage banking income is attributable to Peoples' sale of $11.6 million in fixed-rate loans, acquired in the Ashland Banking Acquisition in the first quarter of 2005. The sale, which was due to the loans' associated interest rate risk, resulted in a net loss of $187,000.

Peoples' BOLI investment enhances operating efficiency by offsetting rising employee benefit costs. In 2005, BOLI produced modestly lower income due to the impact of a flatter yield curve on the associated investment funds. Still, management believes BOLI continues to provide a better long-term vehicle for funding future benefit costs, and offsetting the related expense, than alternative investment opportunities with similar risk characteristics.


Non-Interest Expense
--------------------
In 2005, non-interest expense totaled $51,342,000, up 9% from $47,198,000 a year ago. A full-year's impact of costs associated with the Insurance Agency Acquisitions accounted for $2.5 million of additional expense in 2005, primarily salaries and benefits expense, occupancy and equipment costs and intangible amortization.

Salaries and benefits remain Peoples' largest non-interest expense, which is inherent in a service-based industry such as financial services, totaling $26,591,000 and $24,574,000 in 2005 and 2004, respectively. A full-year's impact of the Insurance Agency Acquisitions comprised $1.4 million, or 67% of the overall increase. Peoples also incurred higher sales-related compensation of $0.6 million, while costs related to Peoples' defined benefit pension plan and performance-based incentive plan each grew $0.5 million.

In the fourth quarter of 2005, salaries and benefits were down compared to the third quarter of 2005 and fourth quarter of 2004, decreasing 9% and 8%, respectively. Lower medical insurance costs were the key driver of the reduction in fourth quarter salaries and benefits. Fourth quarter 2005 salaries and benefits also included non-cash compensation expense of $122,000 relating to the acceleration of certain stock options on December 29, 2005. Management expects salaries and benefits to be modestly higher in 2006, as medical insurance costs return to more historic levels and normal annual salary adjustments are made.

For the year ended December 31, 2005, net occupancy and equipment expense totaled $5,311,000 versus $5,134,000 a year ago. This increase was largely attributable to higher utility, maintenance and lease costs of $389,000, which were partially offset by lower depreciation expense of $187,000. The decline in depreciation expense was attributable to existing assets becoming fully depreciated, coupled with fewer shorter-lived assets, such as computers and other office equipment, being placed in service.

Intangible asset amortization expense grew 20% in 2005, due to a full-year's amortization of the customer relationship intangibles acquired in the Insurance Agency Acquisitions and core deposit intangibles from the Ashland Banking Acquisition. Since Peoples uses an accelerated method of amortization for its customer-related intangibles, amortization expense will be lower in subsequent years based on the intangible assets included on Peoples' consolidated balance sheet at December 31, 2005.

Professional fees, which include accounting, legal and other professional expenses, were up 12% in 2005, totaling $2,276,000 versus $2,030,000 in 2004.
Higher audit fees associated with the new regulatory reporting environment under Sarbanes-Oxley was the primary factor driving the increased professional fees.

Marketing expense, which includes the cost of advertising, public relations and charitable contributions, increased 38% in 2005. Nearly half of this increase is attributable to additional contributions of $200,000 to Peoples Bancorp Foundation, Inc., an independent non-profit entity formed in 2004 to make charitable distributions to organizations in Peoples' primary market areas. In addition, Peoples' efforts to promote new deposit products and increase brand awareness in various markets during 2005 were contributing reasons for the higher marketing costs.

In 2005, Peoples' bankcard costs, which consist primarily of debit card and ATM processing fees, decreased 19% from the prior year. Even though ATM and debit card activity produced modest growth, the expected corresponding increase in costs was offset by a reduction in various transaction-based charges beginning in early 2005 due to a new processing contract with the existing provider of Peoples' ATM and debit card services. In the fourth quarter of 2005, bankcard costs totaled $317,000, which was down from $355,000 for 2004's fourth quarter, but up from $284,000 for the third quarter of 2005, due to increased customer activity. Management believes bankcard costs will approximate 2005's fourth quarter expense throughout 2006, based on current customer activity levels.

Peoples is subject to franchise taxes, which are based largely on Peoples Bank's equity at year-end, in the states where it has a physical presence. In 2005, state franchise taxes totaled $1,793,000, up 23% from $1,458,000 in 2004. This increase was primarily attributable to additional equity at Peoples Bank resulting from the Insurance Agency Acquisitions. Management believes that the stronger capital level at Peoples Bank positions the company for strategic growth opportunities even though there is a negative impact to franchise taxes. Peoples' management and Board of Directors regularly evaluates the capital position of Peoples' direct and indirect subsidiaries from both a cost and leverage perspective. Ultimately, management seeks to optimize Peoples' consolidated capital position through allocation of capital, which is intended to enhance profitability and shareholder value.


Return on Equity
----------------
In 2005, Peoples' return on average equity ("ROE") was 11.52% versus 10.60% in 2004. Management uses ROE to evaluate Peoples' long-term performance, but management believes earnings per share ("EPS") serves as a more meaningful measurement of short-term performance due to the volatility that can occur in equity from changes in the estimated fair values of Peoples' investment portfolio.


Return on Assets
----------------
Return on average assets ("ROA") was 1.12% in 2005 compared to 1.04% a year ago. In recent years, Peoples' primary focus has shifted to EPS enhancement and ROE while reducing the emphasis on ROA as a key performance indicator. However, management continues to monitor ROA and considers it a measurement of the effectiveness of Peoples' asset utilization.


Income Tax Expense
------------------
In 2005, Peoples' effective income tax rate was 27.1%, up from 24.9% a year ago. Peoples' higher effective tax rate in 2005 is primarily attributable to higher pre-tax income. A reconciliation of the effective tax rate to the statutory tax rate can be found in Note 11 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Peoples continues to make tax-advantaged investments in order to manage its effective tax rate and overall tax burden. At December 31, 2005, the amount of tax-advantaged investments totaled $56.7 million compared to $53.4 million at December 31, 2004. Depending on economic and regulatory conditions, Peoples may make additional investments in various tax credit pools and other tax-advantaged assets.


                               FINANCIAL CONDITION


Overview of Balance Sheet
-------------------------
At December 31, 2005, total assets were $1.86 billion, up $46.2 million from $1.81 billion at year-end 2004. This increase was the result of internal loan growth of $48.8 million in 2005, with gross loans totaling $1.07 billion at December 31, 2005 versus $1.02 billion at December 31, 2004. Investment securities totaled $589.3 million at December 31, 2005 versus $602.4 million at year-end 2004.

Total liabilities were $1.67 billion at December 31, 2005, compared to $1.63 billion at year-end 2004. At December 31, 2005, deposit balances totaled $1.09 billion, up $19.9 million from the prior year-end, while borrowed funds totaled $565.5 million, up $19.5 million from $546.0 million at December 31, 2004.

Stockholders' equity totaled $183.1 million at December 31, 2005, versus $175.4 million at December 31, 2004, an increase of $7.7 million. This increase is due to Peoples' earnings, net of dividends paid, and change in accumulated comprehensive income.


Cash and Cash Equivalents
-------------------------
Peoples considers cash and cash equivalents to consist of Federal Funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid. The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs. At December 31, 2005, cash and cash equivalents totaled $39.6 million, up $8.2 million from $31.4 million at December 31, 2004. Cash and balances due from banks comprised the largest portion of Peoples' cash and cash equivalents, totaling $35.6 million at year-end 2005 versus $30.7 million a year ago. This increase was due to normal daily fluctuations in the amount of items in process of collection and cash on hand caused by customer activity. Peoples also had Federal Funds sold of $3.0 million at December 31, 2005, compared to no funds sold at year-end 2004.

Management believes the current balance of cash and cash equivalents, along with the availability of other funding sources, will allow Peoples to meet cash obligations, special needs and off-balance sheet commitments, such as unfunded loan commitments, undrawn lines of credit, construction loans and letters of credit, as they come due. Peoples will actively manage the principal runoff from the investment and loan portfolios and seek to use those funds productively, based on loan demand and investment opportunities, while maintaining adequate liquidity and acceptable level of borrowings. Further information regarding Peoples' liquidity can be found later in this discussion under "Interest Rate Sensitivity and Liquidity."


Investment Securities
---------------------
At December 31, 2005, the amortized cost of Peoples' investment securities totaled $591.0 million compared to $594.5 million at year-end 2004, while the fair market value of the investment portfolio was $589.3 million and $602.4 million, respectively. The difference in amortized cost and market value at December 31, 2005, resulted in unrealized depreciation of $1.7 million and a corresponding decrease in Peoples' equity of $1.1 million, net of deferred taxes. In comparison, the difference in amortized cost and market value at December 31, 2004, resulted in unrealized appreciation of $7.9 million and a corresponding increase in Peoples' equity of $5.1 million, net of deferred taxes. The following table details Peoples' investment portfolio, at estimated fair value, at December 31:



(Dollars in Thousands)                                       2005            2004            2003
                                                    --------------  --------------  --------------
U.S. Treasury securities and obligations of
      U.S. government agencies and corporations     $     110,373   $      62,770   $      65,441
Obligations of states and political subdivisions           69,482          62,234          66,288
Mortgage-backed securities                                353,084         418,094         447,341
Other securities                                           56,374          59,266          62,394
--------------------------------------------------------------------------------------------------
     Total available-for-sale securities            $     589,313   $     602,364   $     641,464
--------------------------------------------------------------------------------------------------

Overall, the composition of Peoples' investment portfolio at December 31, 2005, was comparable to recent year-end portfolios. Peoples' investment in mortgage-backed securities has declined from the prior year-end amount due to management using a portion of the principal runoff to fund loan growth and for other corporate purposes. Management has also reinvested some of the cash flows from mortgage-backed securities into U.S. agency and municipal securities to improve the diversification and overall performance of the investment portfolio in a changing rate environment. Additional information regarding the composition of the investment portfolio can be found in Note 3 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Management regularly evaluates the performance and liquidity of the investment portfolio. In 2006, management plans to utilize a portion of the cash flows from the investment portfolio to fund loan growth or reduce borrowed funds, as deemed appropriate from a net earnings perspective. While Peoples' investment portfolio is used to prudently leverage excess capital, it serves, first and foremost, as a means of maintaining liquidity to satisfy cash flow requirements and managing interest rate risk by adjusting the timing of cash flows and repricing of Peoples' earning assets to mitigate similar changes to Peoples' interest-bearing liabilities.


Loans
-----
Peoples Bank originates various types of loans, including commercial, financial and agricultural loans ("commercial loans"), real estate loans and consumer loans, focusing primarily on lending opportunities in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets. At December 31, 2005, gross loans totaled $1.07 billion, up $48.8 million compared to year-end 2004 due to internal loan originations. Commercial real estate loans were the key driver of loan growth in 2005.

Commercial loans, including loans secured by commercial real estate, represent the largest portion of Peoples' total loan portfolio. At December 31, 2005, commercial loan balances were $641.3 million, or 59.8% of total loans, up $64.5 million from $576.7 million, or 56.4% of total loans, at year-end 2004. The portion of commercial loan balances secured by commercial real estate, excluding construction loans, totaled $504.9 million, or 47.1% of total loans, at December 31, 2005, versus $450.3 million, or 44.0% of total loans, at December 31, 2004. Future commercial lending activities will be dependent on economic and related conditions, such as general demand for loans in Peoples' primary markets, interest rates offered by Peoples and normal underwriting requirements. In addition to in-market opportunities, Peoples will continue to lend selectively to creditworthy customers outside its primary markets.

While commercial loans comprise the largest portion of Peoples' loan portfolio, generating residential real estate loans remains a major focus of Peoples' lending efforts, whether the loans are ultimately sold into the secondary market or retained on Peoples' balance sheet. At December 31, 2005, real estate loans, which include construction loans but exclude loans secured by commercial real estate, totaled $366.8 million compared to $385.4 million at December 31, 2004, a decrease of $18.6 million. Real estate loans comprised 34.2% of Peoples' total loan portfolio at December 31, 2005, versus 37.7% at year-end 2004. Included in real estate loans are home equity credit line balances of $46.6 million at December 31, 2005, versus $43.7 million at December 31, 2004. A shift in client preference for home equity loans over more traditional consumer loans, due in part to Peoples' marketing and sales efforts, was a driving factor in the higher balance of home equity loans.

Growth of real estate loan balances in recent periods has been impacted by customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with servicing rights retained. In 2005, Peoples originated 501 long-term, fixed-rate mortgage loans, with total loan amounts of $42 million, versus 467 loans, with total loan amounts of $37 million, in 2004. At December 31, 2005, Peoples was servicing $144.3 million of real estate loans previously sold to the secondary market compared to $106.4 million at year-end 2004. In addition, Peoples had $1.1 million of fixed-rate real estate loans held for sale to the secondary market at December 31, 2005.

In 2005, consumer loan balances, including overdrafts, grew $2.8 million, totaling $63.8 million at December 31, 2005. Excluding overdrafts, consumer loans grew $3.1 million during 2005 to $62.7 million, from $59.6 million at year-end 2004. Peoples' indirect lending area contributed a significant portion of Peoples' consumer loans and 2005 growth, with balances of $28.2 million and $23.6 million at December 31, 2005 and 2004, respectively. Peoples' ability to maintain, or even grow, consumer loans in future quarters continues to be impacted by strong competition for various types of consumer loans, especially automobile loans, as well as availability of alternative credit products, such as home equity credit lines. Additionally, Peoples' commitment to originate quality loans based on sound underwriting practices and appropriate loan pricing discipline remains the paramount objective and could limit any future growth


Loan Concentration
------------------
Peoples' largest concentration of commercial loans are credits to assisted living facilities and nursing homes, which comprised approximately 8.9% of Peoples' outstanding commercial loans at year-end 2005, compared to 10.2% at December 31, 2004. Loans to lodging and lodging-related companies also represented a significant portion of Peoples' commercial loans, comprising 8.8% of Peoples' outstanding commercial loans at December 31, 2005, versus 11.4% at year-end 2004.

These lending opportunities typically have arisen due to the growth of these industries in markets served by Peoples or in contiguous areas, and also from sales associates' efforts to develop these lending relationships. Management believes Peoples' loans to lodging and lodging-related companies, as well as loans to assisted living facilities and nursing homes, do not pose abnormal risk when compared to risk assumed in other types of lending since these credits have been subjected to Peoples' normal underwriting standards, which includes an evaluation of the financial strength, market expertise and experience of the borrowers and principals in these business relationships. In addition, a sizeable portion of the loans to lodging and lodging-related companies is spread over various geographic areas and is guaranteed by principals with substantial net worth.


Allowance for Loan Losses
-------------------------
Peoples' allowance for loan losses totaled $14.7 million at December 31, 2005, down slightly compared to $14.8 million at year-end 2004. When expressed as a percentage of total loans, the allowance was 1.37% at year-end 2005, down from 1.44% at December 31, 2004, a result of loan growth and overall improved asset quality and credit risk profile of the loan portfolio.

In 2005, net charge-offs were down 12% compared to 2004, totaling $2,068,000 versus $2,361,000. This decline was attributable to increased recoveries that offset higher charge-offs. Net charge-offs relating to the Overdraft Privilege Program comprised the largest portion of Peoples' net charge-offs, totaling $639,000 in 2005 versus $822,000 in 2004. Net charge-offs of commercial and real estate loans also comprised a significant portion of net charge-offs.

The allowance is allocated among the loan categories based upon the consistent, quarterly procedural discipline described in the "Critical Accounting Policies" section of this discussion. However, the entire allowance for loan losses is available to absorb future loan losses in any loan category. The following schedule details the allocation of the allowance for loan losses at December 31:





                                        2005                            2004                            2003
                            ------------------------------  ------------------------------  ------------------------------
(Dollars in thousands)                      Percent                         Percent                         Percent
                              Allocation    of Loans          Allocation    of Loans           Allocation   of Loans
                                  of        in Each               of        in Each                of       in Each
                               Allowance    Category           Allowance    Category           Allowance    Category
                               for Loan     to Total           for Loan     to Total            for Loan    to Total
                                Losses        Loans             Losses        Loans              Losses       Loans
                              ------------  -----------       ------------  -----------       ------------- -----------
Commercial                  $      11,883         59.8 %    $      11,751         56.3 %    $       11,232        56.0 %
Real estate                         1,400         34.2              1,175         37.7               1,234        35.3
Consumer                            1,149          5.9              1,394          5.9               1,594         8.5
Overdrafts                            288          0.1                327          0.1                 283         0.2
Credit card                             -            -                113            -                 232           -
--------------------------------------------------------------------------------------------------------------------------
   Total                    $      14,720        100.0 %    $      14,760        100.0 %    $       14,575       100.0 %
--------------------------------------------------------------------------------------------------------------------------


The allowance allocated to commercial loans has increased in recent periods, reflecting the higher credit risk associated with this type of lending and continued growth in this portfolio. The allowance allocated to the real estate and consumer loan portfolios is based upon Peoples' allowance methodology for homogeneous pools of loans, which includes a consideration of changes in total balances in those portfolios. In prior periods, Peoples had maintained an allowance for credit cards that reflected an estimate of the loss from the retained recourse on the business cards included in the credit card portfolio sale. This recourse arrangement expired during the second quarter of 2005, eliminating the need for an allocation for credit cards. While allocations are made to specific loans and pools of loans, the entire allowance is available for all loan losses existing as of December 31, 2005.

Asset quality remains a key focus, as management continues to stress quality rather than growth. At December 31, 2005, nonperforming assets totaled $6,843,000, or 0.37% of total assets, versus $7,706,000, or 0.43% of total assets, at year-end 2004. This decrease was largely the result of Peoples selling other real estate owned ("OREO") of $752,000, representing the banking offices closed as part of the Ashland Banking Acquisition and transferred to OREO in late 2004.

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

At December 31, 2005, the recorded investment in loans that were considered impaired was $11.8 million, of which $9.3 million were accruing interest and $2.5 million were nonaccrual loans. Included in this amount were $4.8 million of impaired loans for which the related allowance for loan losses was $1.9 million. The remaining impaired loan balances do not have a related allocation of the allowance for loan losses because the loans have previously been written-down, are well secured or possess characteristics indicative of the ability to repay the loan. In 2005, Peoples' average recorded investment in impaired loans was approximately $10.8 million and interest income of $668,000 was recognized on impaired loans during the period, representing 0.7% of Peoples' total interest income. This compares to average impaired loans of approximately $17.7 million and interest income of $513,000, or 0.6% of Peoples' total interest income, in 2004.


Funding Sources
---------------
Peoples considers a number of sources when evaluating funding needs, including but not limited to deposits, short-term borrowings and long-term borrowings. Deposits, both interest-bearing and non-interest-bearing, continue to be the most significant source of funds for Peoples, totaling $1.09 billion at December 31, 2005 versus $1.07 billion at year-end 2004.

Non-interest-bearing deposits serve as a core funding source. At December 31, 2005, non-interest-bearing deposit balances totaled $162.7 million, up $9.8 million compared to the prior year-end. The majority of this increase is attributable to Peoples' efforts to grow non-interest-bearing deposits and reduce its reliance on high cost funding. In addition, Peoples implemented a marketing strategy in the fourth quarter of 2005 designed to attract new customers and increase non-interest-bearing deposits. In November and December 2005, Peoples experienced an overall 27% increase in checking account sales over the same periods in 2004, which exceeds the targets set for this program for that period.

Since customer activity can result in significant temporary changes in deposit balances at end of periods, management believes a comparison of average balances to be a more meaningful reflection of the trend in non-interest-bearing deposits. In 2005, non-interest-bearing deposits averaged $158.7 million versus $144.6 million in 2004, reflecting Peoples' efforts to increase non-interest-bearing deposits. Peoples' strategies include continued emphasis on core deposit growth in products such as non-interest-bearing checking accounts.

Interest-bearing deposits totaled $926.6 million at December 31, 2005, compared to $916.4 million at December 31, 2004, with additional brokered deposits of $14.9 million accounting for this increase. Intense competition for deposits, particularly certificates of deposits and other high-cost deposit funds during this period of rising interest rates, has challenged Peoples' ability to grow interest-bearing deposit balances. The following details Peoples' interest-bearing deposits at December 31:


(Dollars in thousands)                                 2005             2004             2003
                                                ------------     ------------    -------------
Retail certificates of deposit                $     465,148    $     456,850   $      451,923
Interest-bearing transaction accounts               178,030          165,144          157,410
Savings accounts                                    131,221          157,145          171,488
Money market deposit accounts                       110,372          107,394          104,019
Brokered certificates of deposit                     41,786           29,909            9,981
----------------------------------------------------------------------------------------------
     Total interest-bearing deposits          $     926,557    $     916,442   $      894,821
----------------------------------------------------------------------------------------------


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

At December 31, 2005, borrowed funds totaled $565.5 million, up from $546.0 million at year-end 2004. FHLB advances represented the largest component of borrowed funds, totaling $328.8 million and $248.2 million at year-end 2005 and 2004, respectively. In 2005, the amount of wholesale repurchase agreements decreased $80.9 million, as Peoples repaid maturing advances using short-term FHLB advances rather than extending the agreements at current market rates.


Capital/Stockholders' Equity
----------------------------
At December 31, 2005, stockholders' equity was $183.1 million, versus $175.4 million at December 31, 2004, an increase of $7.7 million, attributable to Peoples' earnings, net of dividends paid, of $12.3 million and a reduction in comprehensive income of $6.1 million.

For the year ended December 31, 2005, Peoples declared dividends of $8.2 million, representing a dividend payout ratio of 40.0% of earnings, compared to $7.6 million, and a payout ratio of 41.7%, a year ago. While management anticipates Peoples continuing its 40-year history of consistent dividend growth in future periods, Peoples Bancorp's ability to pay dividends on its common shares is largely dependent upon dividends from Peoples Bank. In addition, other restrictions and limitations may prohibit Peoples from paying dividends even when sufficient cash is available. Further discussion regarding restrictions on Peoples' ability to pay future dividends can be found in Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, as well as the "Limits on Dividends" section under Item 1 of this Form 10-K.

Included in Peoples' equity is accumulated comprehensive income, net of deferred taxes, which consists of the adjustment for the net unrealized holding gains or loss on available-for-sale securities. At December 31, 2005, accumulated comprehensive loss totaled $1.1 million versus income of $5.0 million at December 31, 2004, a change of $6.1 million. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples' consolidated balance sheet are more sensitive to the changing market values of investments than if the investment portfolio was classified as held-to-maturity.

At December 31, 2005, Peoples had treasury stock totaling $8.8 million compared to $10.3 million at year-end 2004. During 2005, Peoples repurchased 59,700 common shares (or 11% of the total authorized), at an average price of $26.78 per share, under the 2005 Stock Repurchase Program, and 5,625 common shares, at an average price of $27.65, in conjunction with the deferred compensation plan for directors of Peoples and subsidiaries. During the same period, Peoples reissued 115,329 treasury shares in connection with the Insurance Agency Acquisitions and stock option exercises. Peoples may repurchase additional common shares in 2006 as authorized under the 2006 Stock Repurchase Program and deemed appropriate by management.

Management uses the tangible capital ratio as one measure of the adequacy of Peoples' equity. The ratio, defined as tangible equity as a percentage of tangible assets, excludes the balance sheet impact of intangible assets acquired through acquisitions. At December 31, 2005, Peoples' tangible capital ratio was 6.37% compared to 6.00% at December 31, 2004. The higher ratio compared to the prior year-end is the result of a 9% increase in tangible equity that exceeded the 3% increase in tangible assets.

In addition to monitoring performance through traditional capital measurements (i.e., dividend payout ratios and ROE), Peoples has also complied with the capital adequacy standards mandated by the banking regulators. Peoples and Peoples Bank were categorized as well-capitalized institutions at December 31, 2005, based on the most recent regulatory notification. Further information regarding Peoples and Peoples Bank's risk-based capital ratios can be found in
Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.


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

Peoples has charged the ALCO with the overall management of IRR. To this end, the ALCO has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level and amount of IRR. The objective of the IRR policy is to encourage adherence to sound fundamentals of banking while allowing sufficient flexibility to meet the challenges and opportunities of changing markets.

Peoples' ALCO relies on different methods of assessing IRR, including simulations, to project future net interest income streams and to monitor the sensitivity of the net present estimated fair value of equity and the difference, or "gap", between maturing or repricing rate-sensitive assets and liabilities over various time periods. The ALCO places emphasis on simulation modeling as the most beneficial measurement of IRR because it is a dynamic measure. By employing a simulation process that estimates the impact of potential changes in interest rates and by establishing limits on these estimated changes to net income and net market value, the ALCO is better able to evaluate interest rate risks and their potential impact to earnings and the projected fair value of equity.

The modeling process starts with a base case simulation using the current balance sheet and current interest rates held constant for the next twelve months. Alternate scenarios are prepared which illustrate the impact of increasing and decreasing market interest rates. Comparisons produced from the simulation data, showing the changes in net interest income from the base interest rate scenario, illustrate the risks associated with the current balance sheet structure. Additional simulations, when deemed appropriate or necessary, are prepared using different interest rate scenarios than those used with the base case simulation and/or possible changes in balance sheet composition. Comparisons showing the earnings and equity value variance from the base case are provided to the ALCO for review and discussion.

As part of the evaluation of IRR, the ALCO has established limits on changes in net interest income and the economic value of equity. The ALCO limits the decrease in net interest income to 15% or less from base case for each 200 basis point shift in interest rates measured over a twelve- and twenty-four-month period. The ALCO limits the negative impact on net equity to 30% or less given an immediate and sustained 200 basis points shift in interest rates. The difference between rate sensitive assets and rate sensitive liabilities for specified time periods is known as the gap. The ALCO also reviews static gap measures for specific periods focusing on a one-year cumulative gap. Based on historical trends and performance, the ALCO has determined the ratio of the one-year cumulative gap should be within +/-15% of earning assets at the date of measurement. Results that are outside of any of these limits will prompt a discussion by the ALCO of appropriate actions, if any, which should be taken.

At December 31, 2005, Peoples' one-year cumulative gap amount was negative 6.1% of earning assets, which represented $101.9 million more in liabilities than assets that are contractually scheduled to reprice or mature during that period. Management believes a portion of interest-bearing liabilities are not likely to reprice at their first opportunity, based on current rates and management's control over the pricing of most deposits. Excluding those liabilities, Peoples' adjusted one-year cumulative gap amount at quarter-end was negative 5.8% of earning assets, which represented $96.4 million more in liabilities than assets that mature or may reprice during the next twelve months.

The following table is provided to illustrate the estimated earnings at risk and value at risk positions of Peoples, on a pre-tax basis, at December 31, 2005 (dollars in thousands):



        Immediate
      Interest Rate                     Estimated                           Estimated
  Increase (Decrease) in           Increase (Decrease)            Decrease in Economic Value of
       Basis Points               In Net Interest Income                     Equity
---------------------------    -----------------------------     --------------------------------
           200               $     (5,217)        (10.1) %       $     (26,538)        (10.2) %
           100                     (1,811)         (3.5)               (13,528)         (5.2)
          (100)                       448           0.9                  3,217           1.2
          (200)              $     (1,481)         (2.9) %       $      (2,921)         (1.1) %


Peoples is within the established IRR policy limits for all simulations and all scenarios shown in the above table. The interest rate risk analysis shows that Peoples is liability sensitive, which means that increasing interest rates should negatively impact Peoples' net interest income while decreasing interest rates should positively impact net interest income, based on the assumptions used. However, the variability of cash flows from the investment and loan portfolios continues to have a significant influence on future net interest income and earnings, especially during periods of changing interest rates. In addition, many variable rate loans contain features limiting the amount of annual and lifetime changes in interest rates that can mitigate the impact of changes in interest rates.

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

Typically, the main source of liquidity for Peoples is deposit growth. Liquidity is also provided by cash generated from earning assets such as maturities, calls, principal payments and net income from loans and investment securities. In 2005, cash provided by financing activities totaled $32.4 million, due primarily to deposit growth of $20.5 million. In comparison, in 2004, cash used in financing activities was $23.3 million as deposits declined $23.0 million in 2004. Cash used in investing activities totaled $56.1 million in 2005 versus $51.4 million last year, primarily due to lower net cash flows from the investment portfolio.

When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements and brokered deposits. These external sources often provide attractive interest rates and flexible maturity dates that enable Peoples to match-fund the payment, amortization and pricing characteristics of corresponding earning assets. At December 31, 2005, Peoples had available borrowing capacity of approximately $133 million through these external sources, along with unpledged investment securities of approximately $134 million that can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile funds from liquid assets. Peoples' volatile funds consist of deposits that are considered short-term in nature along with a variable-rate loan from an unrelated institution. Liquid assets include short-term investments and unpledged available-for-sale securities. At December 31, 2005, Peoples' net liquidity position was $104.3 million, or 5.6% of total assets, compared to $141.4 million, or 7.8% of total assets, at December 31, 2004. The liquidity position as of December 31, 2005, was within Peoples' policy limit of negative 10% of total assets.


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

Traditional off-balance sheet credit-related financial instruments are primarily commitments to extend credit, and standby letters of credit. These activities are necessary to meet the financing needs of customers and could require Peoples to make cash payments to third parties in the event certain specified future events occur. The contractual amounts represent the extent of Peoples' exposure in these off-balance sheet activities. However, since certain off-balance sheet commitments, particularly standby letters of credit, are expected to expire or only partially be used, the total amount of commitments does not necessarily represent future cash requirements.

Peoples also enters into interest rate contracts where cash will either be paid to or received from counter parties depending on changes in interest rates. Peoples utilizes interest rate contracts to help manage the risk of changing interest rates. Interest rate contracts are carried at fair value on the consolidated balance sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. As a result, the amounts recorded on the balance sheet at December 31, 2005, do not represent the amounts that may ultimately be paid or received under these contracts.

Peoples also has commitments to make additional capital contributions in low-income housing tax credit funds, consisting of a pool of low-income housing projects. As a limited partner in these funds, Peoples receives federal income tax benefits, which assist Peoples in managing its overall tax burden. Since the future contributions are conditioned on certain future events occurring, the total amount of delayed equity contributions is not reflected on the consolidated balance sheet at December 31, 2005. Further information regarding Peoples' delayed equity contributions can be found in Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

The following table details the aggregate amount of future payments Peoples is required to make under certain contractual obligations as of December 31, 2005:


                                                                  Payments due by period
                                                -----------------------------------------------------------
(Dollars in thousands)                                                                            More
                                                    Less than                                    than 5
                                       Total          1 year       1-3 years      3-5 years       years
                                     -----------    -----------    -----------    ----------     ----------
Long-term debt (1)                 $    362,466   $     94,550   $    154,033   $    81,336    $    32,547
Operating leases                          5,908            631          1,241         1,100          2,936
Time deposits                           502,934        223,551        249,596        29,764             23
-----------------------------------------------------------------------------------------------------------
Total                              $    871,308   $    318,732   $    404,870   $   112,200    $    35,506
-----------------------------------------------------------------------------------------------------------

(1) Amounts reflect the minimum principal payments required under Peoples' long-term debt agreements.


Effects of Inflation on Financial Statements
--------------------------------------------
Substantially all of Peoples' assets relate to banking and are monetary in nature. As a result, inflation does not impact Peoples to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in a loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. The opposite would be true during a period of decreasing prices. In the banking industry, monetary assets typically exceed monetary liabilities. The current monetary policy targeting low levels of inflation has resulted in relatively stable price levels. Therefore, inflation has had little impact on Peoples' net assets.


Future Outlook
--------------
Peoples' 2005 results reflect continued growth and positive trends in key areas, including strong loan production, modest improvement in net interest income and stable levels of non-interest expense. Management expects interest rate challenges will persist in 2006, due to continued competition for both loans and deposits and the flatter slope of the yield curve. To offset some of the expected compression in net interest margin, Peoples is taking steps to adjust the balance sheet mix by funding loan growth using cash flows from, and gradually reducing the level of, the investment portfolio.

Another key focus of Peoples in 2006 is growth of core deposit funding sources in order to reduce the reliance on higher-costing wholesale funding. Initial results from the deposit growth marketing campaign established in early fourth quarter 2005 are encouraging. While sales efforts have exceeded the program's target for November and December, the challenge in 2006 will be to build on this success by developing long-term relationships and uncovering other financial needs of these new customers. Peoples' sales associates are also focused on expanding relationships with existing customers, working to deliver the right financial products and services to Peoples' growing customer base.

Loan growth remains a key component of Peoples' long-term strategic goals. Management believes some lending opportunities exist in Peoples' markets, although some significant commercial loan payoffs are expected to occur in first half of 2006, as customers move loans to the capital markets or directly to investors, such as insurance companies, for long term, fixed rate pricing. Consequently, loan growth will be challenged in the early parts of the year, and management expects loan growth to be, at best, flat in the early part of 2006, as lenders diligently work to originate quality loans in sufficient volume to offset this expected runoff.

In recent years, Peoples has been successful at growing its business and revenues through strategic acquisitions and expansion. Economic conditions in several markets served by Peoples remain vibrant, and, consequently management believes attractive opportunities for above average growth potential exist in these markets. In 2006, management will continue to evaluate possible opportunities to expand Peoples' presence in focus markets, such as Lancaster, Ohio and Huntington, West Virginia, and open new full-service banking offices. Ultimately, any future expansion will be driven by growth opportunities in both deposits and loans.

Peoples' capital position remains at levels management believes will support balance sheet growth opportunities. While the need to generate short-term results is understood, management believes its disciplined, long-term approach to improving earnings through diversification of the revenue base will allow Peoples' to build the greatest value for shareholders. Peoples remains a service-oriented company with a sales focus that strives to satisfy clients through a relationship sales process. Through this process, sales associates work to anticipate, uncover, and solve their clients' every financial need, from insurance to banking to investment services.


Forward-Looking Statements
--------------------------
Certain statements in this Form 10-K which are not historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes", "plans", "will", "would", "should", "could" and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to:

     (1) competitive pressures among depository institutions which may increase significantly;
     (2) changes in the interest rate environment which may adversely impact interest margins;
     (3) prepayment speeds, loan originations and sale volumes, charge-offs and loan loss provisions may be less favorable than expected;
     (4)  general economic conditions may be less favorable than expected;
     (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions;
     (6) legislative or regulatory changes or actions may adversely affect Peoples' business;
     (7)  changes and trends in the securities markets;
     (8) a delayed or incomplete resolution of regulatory issues that could arise;
     (9) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity;
     (10) the costs and effects of regulatory and legal developments, including the outcome of regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations; and
     (11) other risk factors relating to the banking industry or Peoples as detailed from time to time in reports filed with the Securities and Exchange Commission ("SEC").

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


Comparison of 2004 to 2003 Results of Operation
-----------------------------------------------
In 2004, Peoples' net income totaled $18.3 million, or $1.71 per diluted share, up from $16.3 million, or $1.52 per diluted share, in 2003. The increase was the result of higher non-interest revenues of $4.7 million, which more than offset the $1.3 million increase in non-interest expense and $1.7 million decrease in net interest income. Return on average equity improved to 10.60% in 2004, from 9.75% in 2003, while return on average assets was 1.04% and 0.95% for the same periods, respectively.

Balance sheet restructuring and other charges reduced earnings in both 2004 and 2003. In December 2004, Peoples recorded a loss on sale of securities totaling $2,596,000 (or $1,688,000 after-tax) relating to the repositioning of a portion the investment portfolio; a write down of $128,000 ($83,000 after-tax) on real estate values of banking offices consolidated in conjunction with the Ashland Banking Acquisition and an other-than-temporary impairment charge of $490,000 (or $319,000 after-tax) on an investment in Fannie Mae ("FNMA") preferred stock. The aggregate impact of these transactions resulted in a charge to income of $3,214,000 (or $2,090,000 after-tax) in 2004. Comparatively, Peoples recorded a net charge of $7,462,000 (or $5,372,000, after-tax) in 2003 relating to the 2003 Investment Portfolio Restructuring and Long-Term Debt Restructuring.

Net interest income totaled $51.9 million in 2004 and net interest margin was 3.39% compared to $53.6 million and 3.52% in 2003. Both net interest income and margin were negatively impacted by very competitive pricing for loans and deposits, as well as Peoples' management of its interest rate risk position, which included extending the maturities of funding liabilities resulted in increased interest expense.

In 2004, Peoples' non-interest revenues benefited from acquisitions, especially the Insurance Agency Acquisitions. Other income grew 27% to $22.2 million in 2004, from $17.5 million last year, due largely to increased insurance and investment commissions of $4.7 million and deposit account service charges of $1.4 million. Net losses on securities transactions reduced other income by $3.2 million and $2.2 million in 2004 and 2003, respectively, while other income in 2003 also benefited from a $1.4 million gain from the sale of Peoples' credit card portfolio.

Deposit account service charges grew 18% in 2004 due to higher volumes of overdraft and non-sufficient funds fees and an increase in the number of checking accounts, as well as an increase in the per item amount of certain cost recovery fees. In 2004, insurance and investment commissions totaled $6.2 million compared to $1.5 million the previous year, reflecting the revenues generated by the acquired insurance agencies. E-banking revenues remained strong in 2004, growing 16% to $2.4 million, due to additional debit cards issued to customers and higher volumes of transactions completed using Peoples' debit cards.


Other expense totaled $47.2 million in 2004 versus $45.9 the previous year, an increase of $1.3 million. Salaries and benefits were up $4.9 million in 2004, with over half of this increase attributable to the Insurance Agency Acquisitions and full-year's impact of the Kentucky Bancshares acquisition. Net occupancy and equipment costs totaled $5.1 million in 2004 versus $4.6 million, while intangible amortization was $2.2 million in 2004 versus $1.5 million in 2003. Both increases reflect additional costs associated with acquisitions completed in 2003 and 2004. Bankcard costs increased 26% in 2004, largely the result of Peoples' increased customer base and additional cards issued, coupled with increased customer activity. These 2004 expense increases were offset by the decline in expense that occurred as a result of the Federal Home Loan Bank advance prepayment fees of $6.8 million incurred in late 2003 as the Long-Term Debt Restructuring.



ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-----------------------------------------------------------------------

Please refer to the section captioned "Interest Rate Sensitivity and Liquidity" on pages 37 through 39 under Item 7 of this Form 10-K, which section is incorporated herein by reference.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------

No response required.


ITEM 9A. CONTROLS AND PROCEDURES.
--------------------------------

Disclosure Controls and Procedures
----------------------------------
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples' Chief Financial Officer and Treasurer has evaluated the effectiveness of Peoples' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2005. Based upon that evaluation, Peoples' President and Chief Executive Officer and Peoples' Chief Financial Officer and Treasurer have concluded that:

     (a) information required to be disclosed by Peoples in this Annual Report on Form 10-K and other reports Peoples files or submits under the Exchange Act would be accumulated and communicated to Peoples' management, including its President and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure;

     (b) information required to be disclosed by Peoples in this Annual Report on Form 10-K and other reports Peoples files or submits under the Exchange Act would be recorded, processed, summarized and reported within the timeframe specified in the SEC's rules and forms; and

     (c) Peoples' disclosure controls and procedures are effective as of the end of the fiscal year covered by this Annual Report on Form 10-K to ensure that material information relating to Peoples and its consolidated subsidiaries is made known to them, particularly during the period in which Peoples' periodic reports, including this Annual Report on Form 10-K, are being prepared.


Management's Annual Report on Internal Control Over Financial Reporting
-----------------------------------------------------------------------
The "Report of Management's Assessment of Internal Control Over Financial Reporting" required by Item 308(a) of SEC Regulation S-K is included on page 44 of this Annual Report on Form 10-K.


Attestation Report of Independent Registered Public Accounting Firm
-------------------------------------------------------------------
The "Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting" required by Item 308(b) of SEC Regulation S-K is included on page 45 of this Annual Report on Form 10-K.


Changes in Internal Control over Financial Reporting
----------------------------------------------------
During the fourth quarter of Peoples' fiscal year ended December 31, 2005, no significant changes were made in Peoples' internal control over financial reporting in connection with the above evaluation that has materially effected, or is reasonably likely to materially effect, Peoples' internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION.
---------------------------

No response required.

Report of Management's Assessment of Internal Control Over Financial Reporting
------------------------------------------------------------------------------

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

      With the supervision and participation of Peoples' President and Chief Executive Officer and Peoples' Chief Financial Officer, management evaluated the effectiveness of Peoples' internal control over financial reporting as of December 31, 2005, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission.

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

      Management assessed the effectiveness of Peoples' internal control over financial reporting as of December 31, 2005, and, based on this assessment, has concluded Peoples' internal control over financial reporting is effective as of that date.

      Peoples' independent registered public accounting firm, Ernst & Young LLP has audited the consolidated financial statements included in this Annual Report and has issued an audit report on management's assessment of Peoples' internal control over financial reporting.



  /s/ MARK F. BRADLEY
      -------------------------------------
      Mark F. Bradley
      President and Chief Executive Officer


  /s/ JOHN W. CONLON
      --------------------------------------
      John W. Conlon
      Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting
---------------------------------------------------------------------------

      The Board of Directors and Shareholders of Peoples Bancorp Inc.

      We have audited management's assessment, included in the accompanying Report of Management's Assessment of Internal Control Over Financial Reporting, that Peoples Bancorp Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Peoples Bancorp Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

      In our opinion, management's assessment that Peoples Bancorp Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Peoples Bancorp Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Bancorp Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of Peoples Bancorp Inc., and our report dated March 10, 2006 expressed an unqualified opinion thereon.


                                        /s/ ERNST & YOUNG LLP

      Charleston, West Virginia
      March 10, 2006

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
-----------------------------------------------------------------------

      The Board of Directors and Shareholders of Peoples Bancorp Inc.

      We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of Peoples Bancorp Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Bancorp Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Peoples Bancorp Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006, expressed an unqualified opinion thereon.


                                        /s/ ERNST & YOUNG LLP


      Charleston, West Virginia
      March 10, 2006


PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

 (Dollars in Thousands)
                                                                                                    December 31,
                                                                                       ---------------------------------------
                                                                                           2005                   2004
                                                                                       ----------------      -----------------
ASSETS
Cash and cash equivalents:
     Cash and due from banks                                                           $        35,564       $         30,670
     Interest-bearing deposits in other banks                                                    1,084                    779
     Federal funds sold                                                                          3,000                      -
------------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                       39,648                 31,449
------------------------------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized
   cost of $591,022 and $594,457 at December 31, 2005 and 2004, respectively)                  589,313                602,364
------------------------------------------------------------------------------------------------------------------------------

Loans, net of deferred fees and costs                                                        1,071,876              1,023,058
Allowance for loan losses                                                                      (14,720)               (14,760)
------------------------------------------------------------------------------------------------------------------------------
          Net loans                                                                          1,057,156              1,008,298
------------------------------------------------------------------------------------------------------------------------------

Loans held for sale                                                                              1,103                    612
Bank premises and equipment, net                                                                23,486                 22,640
Business owned life insurance                                                                   46,993                 45,253
Goodwill                                                                                        59,767                 59,096
Other intangible assets                                                                          9,513                 12,022
Other assets                                                                                    28,298                 27,352
------------------------------------------------------------------------------------------------------------------------------
               Total assets                                                            $     1,855,277       $      1,809,086
==============================================================================================================================

LIABILITIES
Deposits:
     Non-interest-bearing                                                              $       162,729       $        152,979
     Interest-bearing                                                                          926,557                916,442
------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                     1,089,286              1,069,421
------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings:
     Federal funds purchased and securities sold under agreements to repurchase                 35,896                 14,495
     Federal Home Loan Bank advances                                                           137,800                 37,400
------------------------------------------------------------------------------------------------------------------------------
          Total short-term borrowings                                                          173,696                 51,895
------------------------------------------------------------------------------------------------------------------------------

Long-term borrowings                                                                           362,466                464,864
Junior subordinated notes held by subsidiary trusts                                             29,350                 29,263
Accrued expenses and other liabilities                                                          17,402                 18,225
------------------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                             1,672,200              1,633,668
------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, no par value, 24,000,000 shares authorized,
       10,869,655 shares issued and 10,850,641 shares issued at December 31, 2005
       and 2004, respectively, including shares in treasury                                    162,231                162,284
Retained earnings                                                                               30,740                 18,442
Accumulated comprehensive (loss) income, net of deferred income taxes                           (1,116)                 4,958
Treasury stock, at cost, 350,675 shares and 415,539 shares at December 31, 2005
       and 2004, respectively                                                                   (8,778)               (10,266)
------------------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                                      183,077                175,418
------------------------------------------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity                              $     1,855,277       $      1,809,086
==============================================================================================================================
See Notes to Consolidated Financial Statements.



PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, except Per Share Data)                                        Year ended December 31,
                                                                    ----------------------------------------------------------
                                                                          2005                 2004                  2003
                                                                      -------------         ------------         -------------
Interest Income:
   Interest and fees on loans                                       $       69,188        $      59,880        $       62,159
   Interest on taxable investment securities                                23,676               24,237                26,429
   Interest on tax-exempt investment securities                              2,839                2,778                 2,882
   Other interest income                                                        72                  135                   185
------------------------------------------------------------------------------------------------------------------------------
               Total interest income                                        95,775               87,030                91,655
------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
   Interest on deposits                                                     22,550               16,997                18,571
   Interest on short-term borrowings                                         4,224                1,130                   793
   Interest on long-term borrowings                                         14,217               14,678                16,344
   Interest on junior subordinated notes held by subsidiary trusts           2,478                2,355                 2,342
------------------------------------------------------------------------------------------------------------------------------
               Total interest expense                                       43,469               35,160                38,050
------------------------------------------------------------------------------------------------------------------------------
               Net interest income                                          52,306               51,870                53,605
Provision for loan losses                                                    2,028                2,546                 3,601
------------------------------------------------------------------------------------------------------------------------------
               Net interest income after provision for loan losses          50,278               49,324                50,004
------------------------------------------------------------------------------------------------------------------------------
Other Income:
   Service charges on deposit accounts                                       9,801                9,636                 8,192
   Investment and insurance commissions                                      9,243                6,152                 1,465
   Income from fiduciary activities                                          3,366                3,471                 3,363
   Electronic banking income                                                 2,790                2,390                 2,055
   Business owned life insurance                                             1,740                1,899                 1,403
   Mortgage banking income                                                     826                  931                 1,352
   Gain (loss) on securities transactions                                      539               (3,040)               (1,905)
   Gain on sale of credit card portfolio                                         -                    -                 1,423
   Other                                                                       862                  769                   190
------------------------------------------------------------------------------------------------------------------------------
               Total other income                                           29,167               22,208                17,538
------------------------------------------------------------------------------------------------------------------------------
Other Expenses:
   Salaries and employee benefits                                           26,591               24,574                19,636
   Net occupancy and equipment                                               5,311                5,134                 4,561
   Amortization of other intangible assets                                   2,669                2,219                 1,493
   Professional fees                                                         2,276                2,030                 1,938
   Data processing and software                                              1,924                1,849                 1,596
   Franchise tax                                                             1,793                1,458                 1,126
   Marketing                                                                 1,554                1,128                 1,053
   Bankcard costs                                                            1,188                1,461                 1,160
   Communications                                                            1,148                1,116                   993
   Loss on early debt extinguishment                                             -                    -                 6,858
   Other                                                                     6,888                6,229                 5,489
------------------------------------------------------------------------------------------------------------------------------
               Total other expenses                                         51,342               47,198                45,903
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                  28,103               24,334                21,639
------------------------------------------------------------------------------------------------------------------------------
Income taxes:
    Current                                                                  8,539                4,483                 4,055
    Deferred                                                                  (935)               1,576                 1,330
------------------------------------------------------------------------------------------------------------------------------
Total income taxes                                                           7,604                6,059                 5,385
------------------------------------------------------------------------------------------------------------------------------
Net income                                                          $       20,499       $       18,275        $       16,254
==============================================================================================================================

Earnings per share:
    Basic                                                           $         1.96       $         1.74        $         1.56
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                         $         1.94       $         1.71        $         1.52
------------------------------------------------------------------------------------------------------------------------------

Weighted-average number of shares outstanding:
    Basic                                                               10,444,854           10,529,332            10,433,708
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                             10,581,019           10,710,114            10,660,083
------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.


PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in Thousands, except Per Share Data)                                                 Accumulated
                                                       Common Stock             Retained     Comprehensive    Treasury
                                                   Shares         Amount        Earnings     Income (Loss)      Stock         Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                        9,421,222   $    129,173   $     12,650   $    6,446   $   (1,086)    $  147,183
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                         16,254                                   16,254
Other comprehensive loss, net of tax                                                            (2,191)                     (2,191)
Cash dividends declared of $0.65 per share                                         (6,837)                                  (6,837)
Purchase of treasury stock, 157,222 shares                                                                    (4,092)       (4,092)
Distribution of treasury stock for deferred
  compensation plan (reissued 304 treasury                                                                         6             6
  shares)
Exercise of common stock options (issued 68,505
  shares - reissued 46,274 treasury shares)          22,231           (406)                                    1,194           788
Tax benefit from exercise of stock options                             257                                                     257
Common stock issued under dividend reinvestment      16,403            411                                                     411
plan
5% stock dividend                                   466,127         13,128        (14,286)                     1,158             -
Issuance of common stock                            216,000          4,794                                                   4,794
Issuance of common stock to purchase Kentucky
  Bancshares Incorporated (issued 592,648
  shares -
  reissued 29,693 treasury shares)                  562,955         13,648                                       659        14,307
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                       10,704,938   $    161,005   $      7,781   $    4,255   $    (2,161)   $  170,880
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                         18,275                                   18,275
Other comprehensive income, net of tax                                                             703                         703
Cash dividends declared of $0.72 per share                                         (7,614)                                  (7,614)
Purchase of treasury stock, 516,735 shares                                                                   (13,709)      (13,709)
Distribution of treasury stock for deferred
  compensation plan (reissued 8,450 treasury                                                                     153           153
  shares)
Exercise of common stock options
  (reissued 127,310 treasury shares)                                (2,421)                                    3,539         1,118
Tax benefit from exercise of stock options                             300                                                     300
Common stock issued under dividend reinvestment      18,257            498                                                     498
plan
Issuance of common stock to purchase Putnam
  Agency, Inc. (reissued 66,582 treasury shares)                      (327)                                    1,912         1,585
Issuance of common stock to purchase Barengo
  Insurance Agency, Inc.                            127,446          3,229                                                   3,229
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                       10,850,641   $    162,284   $     18,442   $    4,958   $   (10,266)   $  175,418
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                         20,499                                   20,499
Other comprehensive loss, net of tax                                                            (6,074)                     (6,074)
Cash dividends declared of $0.78 per share                                         (8,201)                                  (8,201)
Purchase of treasury stock, 65,325 shares                                                                     (1,754)       (1,754)
Distribution of treasury stock for deferred
  compensation plan (reissued 14,860 treasury                                                                    284           284
  shares)
Exercise of common stock options
  (reissued 106,989 treasury shares)                                (1,003)                                    2,750         1,747
Stock-based compensation expense                                       122                                                     122
Tax benefit from exercise of stock options                             305                                                     305
Common stock issued under dividend reinvestment      19,014            513                                                     513
plan
Issuance of common stock related to
acquisitions:
  Putnam Agency, Inc. (reissued 4,662 treasury
  shares)                                                                3                                       116           119
  Barengo Insurance Agency, Inc. (reissued
  3,678
    treasury shares)                                                     7                                        92            99
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                       10,869,655   $    162,231   $     30,740   $   (1,116)  $    (8,778)   $  183,077
===================================================================================================================================


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)                                                                           2005          2004          2003
Net income                                                                                $    20,499   $    18,275   $    16,254
Other comprehensive income:
   Unrealized loss on available-for-sale securities arising in the period                      (9,078)       (1,852)       (5,300)
   Less: reclassification adjustment for net securities gains (losses) included in net
   income                                                                                         539        (3,040)       (1,905)
   Unrealized gain (loss) on cash flow hedge derivatives arising in the period                     22          (106)           24
   Less: reclassification adjustment for derivative losses included in net income                (250)            -             -
----------------------------------------------------------------------------------------------------------------------------------
      Total other comprehensive (loss) income                                                  (9,345)         1,082       (3,371)
      Income tax expense (benefit)                                                              3,271            379       (1,180)
----------------------------------------------------------------------------------------------------------------------------------
           Total other comprehensive (loss) income, net of tax                                 (6,074)           703       (2,191)
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                $    14,425   $     18,978   $   14,063
==================================================================================================================================
See Notes to Consolidated Financial Statements.



PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                                                    Year ended December 31,
                                                                         ----------------------------------------------------------
                                                                              2005                  2004                 2003
                                                                         ---------------       ---------------       --------------
Cash flows from operating activities:
     Net income                                                          $       20,499        $       18,275        $      16,254
     Adjustments to reconcile net income to net cash provided:
             Depreciation, amortization, and accretion, net                       9,672                 7,735                6,610
             Provision for loan losses                                            2,028                 2,546                3,601
             Business owned life insurance income                                (1,740)               (1,899)              (1,403)
             Net (Gain) loss on securities transactions                            (539)                3,040                1,905
             Loss on early debt extinguishment                                        -                     -                6,858
             Loans originated for sale                                          (42,201)              (39,415)             (69,182)
             Proceeds from sales of loans                                        42,058                42,245               68,274
             Net gain on sale of loans                                             (757)                 (882)              (1,349)
             Deferred income tax (benefit) expense                                 (935)                1,576                1,330
             Increase (decrease) in accrued expenses                                654                   630               (2,102)
             Other, net                                                           3,185                  (996)              (2,568)
-----------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                      31,924                32,855               28,228
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of available-for-sale securities                                (110,521)             (200,507)            (622,808)
     Proceeds from sales of available-for-sale securities                           995                83,026              153,333
     Proceeds from maturities, calls and prepayments of
             available-for- sale securities                                     111,971               152,366              254,650
     Proceeds from sales of portfolio loans                                      11,415                     -                    -
     Net (increase) decrease in loans                                           (64,766)              (67,528)               6,997
     Net expenditures for premises and equipment                                 (3,642)               (2,110)              (2,996)
     Net proceeds (expenditures) from sales of other real estate owned            3,490                   (38)                (502)
     Acquisitions, net of cash received                                          (1,157)                6,074               12,015
     Investment in business owned life insurance                                      -               (20,000)                   -
     Investment in limited partnership and tax credit funds                      (3,919)               (2,672)              (1,752)
-----------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                         (56,134)              (51,389)            (201,063)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net increase (decrease) in non-interest-bearing deposits                     9,750                17,259                 (757)
     Net increase (decrease) in interest-bearing deposits                        10,726               (40,308)             (39,805)
     Net increase (decrease) in short-term borrowings                           121,801               (56,873)              69,685
     Proceeds from long-term borrowings                                               -                89,275              249,958
     Payments on long-term borrowings                                          (102,398)              (13,059)             (84,156)
     Cash dividends paid                                                         (7,463)               (7,146)              (5,704)
     Purchase of treasury stock                                                  (1,754)              (13,709)              (4,092)
     Proceeds from issuance of common stock                                       1,747                 1,118                5,582
-----------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) financing activities            32,409               (23,443)             190,711
-----------------------------------------------------------------------------------------------------------------------------------
                  Net increase (decrease) in cash and cash equivalents            8,199               (41,977)              17,876
Cash and cash equivalents at beginning of year                                   31,449                73,426               55,550
-----------------------------------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of year               $       39,648        $       31,449        $      73,426
===================================================================================================================================

Supplemental cash flow information:
     Interest paid                                                       $       42,475        $       34,561        $      36,054
-----------------------------------------------------------------------------------------------------------------------------------
     Income taxes paid                                                            3,248                 2,108                6,492
-----------------------------------------------------------------------------------------------------------------------------------
     Value of shares issued for acquisitions                             $          218        $        4,814        $      14,307
-----------------------------------------------------------------------------------------------------------------------------------



See Notes to Consolidated Financial Statements.

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Peoples Bancorp Inc. ("Peoples Bancorp") is a financial holding company that offers a full range of financial services and products, including commercial and retail banking, insurance, brokerage and trust services, through its principal operating subsidiary, Peoples Bank, National Association ("Peoples Bank"). Services are provided through Peoples Bank's 48 offices and 34 automated teller machines in Ohio, West Virginia and Kentucky, as well internet based banking.

1.  Summary of Significant Accounting Policies:
    ------------------------------------------
      The accounting and reporting policies of Peoples Bancorp Inc. and Subsidiaries (collectively, "Peoples") conform to accounting principles generally accepted in the United States ("US GAAP") and to general practices within the banking industry. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts to conform to the 2005 presentation. Such reclassifications had no impact on net income.

      The following is a summary of significant accounting policies followed in the preparation of the financial statements:

         CONSOLIDATION: Accounting Research Bulletin No. 51 ("ARB 51") requires a company's consolidated financial statements to include subsidiaries in which the company has a controlling financial interest, principally defined as owning a voting interest greater than 50%. This requirement usually has been applied to subsidiaries in which a company has a majority voting interest.

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

         The consolidated financial statements include the accounts of Peoples Bancorp and its consolidated subsidiaries, Peoples Bank and Peoples Investment Company, along with their wholly-owned subsidiaries. Peoples Bancorp has two statutory business trusts described in Note 9 that are variable interest entities under FIN 46 for which Peoples Bancorp is not the primary beneficiary. As a result, the accounts of these trusts are not included in Peoples' consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

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

         Securities Sold Under Agreements to Repurchase: Peoples enters into sales of securities under agreements to repurchase ("Repurchase Agreements") with customers and other financial service companies, which are treated as financings. The obligations to repurchase securities sold are recorded as a liability on the Consolidated Balance Sheets and disclosed in Notes 7 and 8. Securities pledged as collateral under Repurchase Agreements are included in investment securities on the Consolidated Balance Sheets. The fair value of the collateral pledged to a third party is continually monitored and additional collateral is pledged or returned, as deemed appropriate.

         Loans: Loans originated that Peoples has the positive intent and ability to hold to maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Net unearned loan fees were $1,056,000 and $1,368,000 at December 31, 2005 and 2004, respectively.

         LOANS HELD FOR SALE: Loans originated and intended to be sold in the secondary market, generally one-to-four family residential loans, are carried at the lower of cost or estimated fair value determined on an aggregate basis. Gains and losses on sales of loans held for sale are included in mortgage banking income.

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

         BANK PREMISES AND EQUIPMENT: Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets owned. Major improvements to leased facilities are capitalized and included in bank premises at cost less accumulated depreciation, which is calculated on the straight-line method over the lesser of the remaining term of the leased facility or the estimated economic life of the improvement.

         BUSINESS OWNED LIFE INSURANCE: Business owned life insurance ("BOLI") represents life insurance on the lives of certain employees who have provided positive consent allowing Peoples Bank to be the beneficiary of such policies. These policies are recorded at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the cash surrender value are recorded in other income.

         OTHER REAL ESTATE OWNED: Other real estate owned ("OREO"), included in other assets on the Consolidated Balance Sheet, is comprised primarily of commercial and residential real estate properties acquired by Peoples Bank in satisfaction of a loan. OREO also includes bank premises qualifying as held for sale under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value based on appraised value at the date actually or constructively received, less estimated costs to sell the property. Bank premises are transferred at the lower of carrying value or estimated fair value, less estimated costs to sell the property.

         Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually. Currently, Peoples' goodwill is confined to a single reporting unit for impairment testing. Peoples performed the required goodwill impairment tests and concluded the recorded value of goodwill was not impaired as of December 31, 2005, based upon the estimated fair value of the reporting unit.

         Other Intangible Assets consist of customer relationship intangible assets, primarily core deposit intangibles, representing the present value of future net income to be earned from acquired customer relationships and are amortized over their estimated lives ranging from 7 to 10 years. Customer relationship intangible assets totaled $19.3 million, net of accumulated amortization of $10.6 million and $7.9 million, at December 31, 2005 and 2004, respectively. The estimated aggregate amortization expense related to customer relationship intangible assets for the each of the next five years is estimated as follows: $2.2 million in 2006; $1.9 million in 2007; $1.5 million in 2008; $1.2 million in 2009; and $0.9 million in 2010.

         MORTGAGE SERVICING ASSETS: Mortgage servicing assets are recognized for loan originations when there is a definitive plan to sell the underlying loan and retain the servicing. Mortgage servicing assets are reported in other intangible assets and are amortized into mortgage banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans. Mortgage servicing assets are evaluated for impairment based on the fair value of those rights and recorded at the lower of cost or fair value, with write-downs reflected in a valuation reserve and recognized through mortgage banking income. The fair value of the mortgage servicing rights is determined by using a discounted cash flow model, which estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates. Mortgage servicing assets totaled $813,000 and $653,000 at December 31, 2005 and 2004, respectively.

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

         OTHER INCOME RECOGNITION: Service charges on deposits include cost recovery fees associated with services provided, such as overdraft and non-sufficient funds. Income from fiduciary activities includes fees for services such as asset management, record keeping, retirement services and estate management. Income from these activities is recognized at the time the related services are performed.

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

         INCOME TAXES: Deferred income tax assets and liabilities are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. The components of other comprehensive income included in the Consolidated Statements of Stockholders' Equity have been computed based upon a 35% effective tax rate.

         EARNINGS PER SHARE: Basic earnings per share are determined by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted-average number of common shares outstanding increased by the number of common shares that would be issued assuming the exercise of stock options. The dilutive effect of stock options approximated 136,165; 180,782 and 226,375 in 2005, 2004 and 2003, respectively.

         OPERATING SEGMENTS: Peoples' business activities are currently confined to one reportable segment which is community banking. As a community banking entity, Peoples offers its customers a full range of products through various delivery channels. Peoples aggregated its operating segments due to similar economic characteristics, products and services, production processes, type of customer, distribution channels and regulatory environment.

         DERIVATIVE FINANCIAL INSTRUMENTS: Peoples enters into derivative transactions principally to protect against the risk of adverse interest rate movements. Peoples carries all derivative financial instruments at fair value on the Consolidated Balance Sheets as a component of other assets. Peoples' derivative financial instruments did not have a material effect on Peoples' financial position at December 31, 2005 or 2004, and results of operations or cash flows in 2005, 2004 and 2003. US GAAP provides special hedge accounting provisions, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative.

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

         Derivative gains and losses not effective in hedging the expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge's inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in cash flows of the derivative financial instruments have been highly effective in offsetting changes in cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative financial instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued prospectively. Basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item no later than when hedge accounting ceases. Peoples considers its derivative financial instruments to be immaterial and recognizes changes in estimated fair value in earnings.

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



(Dollars in Thousands, except Per Share Data)                      2005         2004         2003
                                                               ---------     --------     --------
Net Income, as reported                                      $   20,499    $  18,275    $  16,254
Addback: stock-based compensation expense included
 in net income, net of tax                                           79            -            -
Deduct: stock-based compensation expense determined
     under fair value based method, net of tax                      733          527          474
--------------------------------------------------------------------------------------------------
Pro forma net income                                         $   19,845    $  17,748    $  15,780
--------------------------------------------------------------------------------------------------




(Dollars in Thousands, except Per Share Data)                      2005         2004         2003
                                                               ---------     --------     --------
Basic Earnings Per Share:
     - As Reported                                           $     1.96    $    1.74    $    1.56
--------------------------------------------------------------------------------------------------
     - Pro forma                                                   1.90         1.69         1.51
--------------------------------------------------------------------------------------------------

Diluted Earnings Per Share:
     - As Reported                                           $     1.94    $    1.71    $    1.52
--------------------------------------------------------------------------------------------------
     - Pro forma                                                   1.88         1.66         1.48
--------------------------------------------------------------------------------------------------

         The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:



                                                                    2005          2004          2003
                                                              -----------    ----------    ----------
Risk-free interest rate                                            4.37%         4.14%         3.65%
Dividend yield                                                     2.61%         2.62%         2.47%
Volatility factor of the market price of parent stock              26.0%         27.8%         29.8%
Weighted average expected life of options                      6.5 years     7.0 years     7.0 years


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

         NEW ACCOUNTING PRONOUNCEMENTS: On February 16, 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on Peoples' financial condition, results of operations or cash flows.

         In November 2005, the FASB issued FASB Staff Position 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"). FSP 115-1 provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP 115-1 also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Management applied the guidance in FSP 115-1 in 2005.

         On June 1, 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle, as well as changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. The adoption of this standard is not expected to have a material impact on Peoples' financial condition, results of operations or cash flows.

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


         The estimated fair values of Peoples' financial instruments at December 31 are as follows:



                                                     2005                                2004
                                         ------------------------------      ------------------------------
                                             Carrying          Fair             Carrying           Fair
(Dollars in Thousands)                        Amount           Value             Amount           Value
                                            ------------     ----------        ------------     -----------
Financial assets:
Cash and cash equivalents                $       39,648   $     39,648       $      31,449    $     31,449
Investment securities                           589,313        589,313             602,364         602,364
Loans                                         1,057,156      1,055,134           1,008,298       1,010,378

Financial liabilities:
Deposits                                  $   1,089,286    $  1084,130       $   1,069,421    $  1,072,906
Short-term borrowings                           173,696        173,696              51,895          51,895
Long-term borrowings                            362,466        361,417             464,864         469,000
Junior subordinated notes                        29,350         27,553              29,263          31,945

Other financial instruments:
Interest rate contracts                  $           97   $         97       $         133    $        133


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



                                                                     Gross          Gross
(Dollars in Thousands)                             Amortized      Unrealized      Unrealized     Estimated
                                                     Cost            Gains          Losses       Fair Value
                                                 --------------  -------------- --------------- -------------
2005
----
U.S. Treasury securities and obligations of
    U.S. government agencies and corporations    $     112,305     $       327  $       (2,259) $    110,373
Obligations of states and political subdivisions        67,693           1,901            (112)       69,482
Mortgage-backed securities                             359,330             328          (6,574)      353,084
Other securities                                        51,694           4,926            (246)       56,374
-------------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $     591,022     $     7,482  $       (9,191) $    589,313
-------------------------------------------------------------------------------------------------------------

2004
----
U.S. Treasury securities and obligations of
    U.S. government agencies and corporations    $      63,817     $       163  $       (1,210) $     62,770
Obligations of states and political subdivisions        59,134           3,103              (3)       62,234
Mortgage-backed securities                             417,040           2,391          (1,337)      418,094
Other securities                                        54,466           5,087            (287)       59,266
-------------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $     594,457     $    10,744  $       (2,837)  $   602,364
-------------------------------------------------------------------------------------------------------------

      At December 31, 2005, Peoples held investment securities issued by Chase Mortgage Finance Corporation with an aggregate book value of $20,166,000 and estimated fair value of $19,847,000, which was the only single issue (excluding U.S. government and U.S. agency securities) that exceeded 10% of stockholders' equity. In 2005, 2004 and 2003, gross gains of $539,000, $62,000 and $580,000 and gross losses of $0, $3,102,000 and $2,485,000 were realized, respectively. At December 31, 2005 and 2004, investment securities having a carrying value of $455,206,000 and $449,162,000, respectively, were pledged to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.

      Declines in estimated fair value of investment securities below their cost that are deemed to be other-than-temporary are recorded in earnings as realized losses. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include
      (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer, and (3) Peoples' ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. The following table presents a summary of available-for-sale investment securities that had an unrealized loss at December 31:


     (Dollars in Thousands)     Obligations of       Obligations
                              U.S. Treasury and     of states and        Mortgage-
                                  government          political           backed             Other
                                   agencies          subdivisions       securities        securities            Total
                              -------------------   ---------------   ----------------  ----------------   ----------------
     2005
     ----
     Less than 12 months
        Estimated fair value   $      87,693      $      10,926     $     278,712     $        1,540     $     378,871
        Unrealized loss                1,928                104             5,075                120             7,227
     12 months or more
        Estimated fair value   $      16,290      $         492     $      53,034     $        3,100     $      72,916
        Unrealized loss                  331                  8             1,499                126             1,964
     ----------------------------------------------------------------------------------------------------------------------

     Total
        Estimated fair value   $     103,983      $      11,418     $     331,746     $        4,640     $     451,787
        Unrealized loss                2,259                112             6,574                246             9,191
     ----------------------------------------------------------------------------------------------------------------------

     2004
     ----
     Less than 12 months
        Estimated fair value   $      26,556      $         685     $     134,498     $            -     $     161,739
        Unrealized loss                1,178                  3             1,007                  -             2,188
     12 months or more
        Estimated fair value   $       4,128      $           -     $      30,855     $        7,700     $      42,683
        Unrealized loss                   32                  -               330                287               649
     ----------------------------------------------------------------------------------------------------------------------
     Total
        Estimated fair value   $      30,684      $         685     $     165,353     $        7,700     $     204,422
        Unrealized loss                1,210                  3             1,337                287             2,837
     ----------------------------------------------------------------------------------------------------------------------


      The majority of the unrealized losses at both December 31, 2005 and 2004, related to securities, including mortgage-backed securities, issued by U.S. agencies and corporations and U.S. government sponsored entities. These losses were attributable to changes in market interest rates since the securities were purchased given the negligible inherent credit risk for these securities. Management does not believe any individual unrealized loss at December 31, 2005, represents an other-than-temporary impairment since Peoples has the ability and intent to hold those securities for a period of time sufficient to recover the amortized cost.

      The following table presents the amortized costs, fair value and weighted average yield of securities by contractual maturity at December 31, 2005. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date. Rates are calculated on a fully-tax equivalent basis using a 35% federal income tax rate.


     (Dollars in Thousands)     Obligations of        Obligations                                           Total
                                 U.S. Treasury         of states         Mortgage-                        available-
                                and government       and political         backed           Other          for-sale
                                   agencies           subdivisions       securities       securities      securities
                               ------------------    ---------------    -------------    -------------   -------------
     Within one year
        Amortized cost       $         45,154      $      6,778       $        14      $     1,537     $    53,483
        Fair value                     44,574             6,832                15            1,569          52,990
        Average yield                    4.37 %            7.13 %            6.74 %           7.44 %          4.81 %
     1 to 5 years
        Amortized cost       $         28,185      $     44,538       $     2,815      $    17,546     $    93,084
        Fair value                     28,088            45,657             2,805           18,276          94,826
        Average yield                    4.53 %            6.59 %            4.95 %           8.04 %          6.19 %
     5 to 10 years
        Amortized cost       $         13,446      $     16,167       $    31,105      $         -     $    60,718
        Fair value                     13,270            16,783            30,830                -          60,883
        Average yield                    4.06 %            6.70 %            4.69 %              - %          5.09 %
     Over 10 years
        Amortized cost       $         25,520      $        210       $   325,396      $    32,611     $   383,737
        Fair value                     24,441               210           319,434           36,529         380,614
        Average yield                    5.29 %            6.91 %            4.28 %           6.38 %          4.53 %
     -----------------------------------------------------------------------------------------------------------------
     Total amortized cost    $        112,305      $     67,693       $   359,330      $    51,694     $   591,022
     Total fair value        $        110,373      $     69,482       $   353,084      $    56,374     $   589,313
     Total average yield                 4.58 %            6.67 %            4.32 %           6.97 %          4.87 %
     -----------------------------------------------------------------------------------------------------------------


 4.  Loans:
     -----
      Peoples Bank originates various types of loans, including commercial, financial and agricultural loans ("commercial loans"), real estate loans and consumer loans, focusing primarily on lending opportunities in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets. Loans are comprised of the following at December 31:

    (Dollars in Thousands)                       2005                2004
                                            ------------        ------------
    Commercial, mortgage                  $     504,923       $     450,270
    Commercial, other                           136,331             126,473
    Real estate, construction                    50,745              35,423
    Real estate, mortgage                       316,081             349,965
    Consumer                                     63,796              60,927
    ------------------------------------------------------------------------
         Total loans                      $   1,071,876       $   1,023,058
    ------------------------------------------------------------------------

     Excluded from the loan balances above are $1.1 million and $0.6 million of real estate loans originated and held for sale in the secondary market at December 31, 2005 and 2004, respectively. Peoples Bank has pledged certain loans secured by 1-4 family and multifamily residential mortgages and commercial mortgages under a blanket collateral agreement to secure borrowings from the FHLB as discussed in Note 8. At December 31, 2005, the amount of such pledged loans totaled $508.5 million. Peoples Bank has also pledged certain commercial loans totaling $8.9 million at December 31, 2005, to the Federal Reserve Bank of Cleveland to secure advances from the discount window.

     NONACCRUAL/PAST DUE LOANS: Nonaccrual loans totaled $6,284,000 and $5,130,000 at December 31, 2005 and 2004, respectively. Accruing loans past due 90 or more days totaled $251,000 and $285,000 at December 31, 2005 and 2004, respectively.

     Impaired Loans: At December 31, 2005, impaired loans totaled $11,849,000, including $4,849,000 of impaired loans for which the related allowance for loan losses was $1,898,000. Impaired loans totaled $10,467,000 at December 31, 2004, including $4,901,000 of impaired loans for which the related allowance for loan losses was $1,965,000. The remaining impaired loan balances do not have a related allocation of the allowance for loan losses. Peoples' average investment in impaired loans was $10,751,000, $17,681,000 and $13,686,000 and interest income recognized on impaired loans was $668,000, $513,000 and $1,097,000 in 2005, 2004 and 2003, respectively.
     Interest received on impaired loans is included in income if principal recovery is reasonably assured.

     LOAN CONCENTRATIONS: Peoples' loans consist of credits to borrowers spread over a broad range of industrial classifications, with no loans to foreign entities. Peoples' largest concentration of commercial loans consist of credits to assisted living facilities and nursing homes, which totaled $57,343,000 and $58,793,000 at December 31, 2005 and 2004, respectively.
     Loans to lodging and lodging related companies also represent a significant portion of Peoples' commercial loans, totaling $56,174,000 and $65,752,000 at December 31, 2005 and 2004, respectively. These credits were subjected to Peoples' normal commercial underwriting standards and did not present more than the normal amount of risk assumed in other lending areas. Peoples does not extend credit to any single borrower or group of related borrowers in excess of the legal lending limit of its subsidiary bank.

     RELATED PARTY LOANS: In the normal course of its business, Peoples Bank has granted loans to executive officers and directors of Peoples and to their affliliates. Related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectibility. The following is an analysis of activity of related party loans for the year ended December 31, 2005:

      (Dollars in Thousands)

      Balance, January 1, 2005                         $       20,667
      New loans and disbursements                              23,358
      Repayments                                              (21,153)
      Other changes                                             1,509
      ----------------------------------------------------------------
      Balance, December 31, 2005                       $       24,381
      ----------------------------------------------------------------

      Allowance for Loan Losses: Changes in the allowance for loan losses for each of the three years in the period ended December 31, 2005, were as follows:

      (Dollars in Thousands)                     2005        2004          2003
                                            ----------  ----------  -----------
      Balance, beginning of year            $  14,760   $  14,575    $  13,086
      Charge-offs                              (4,193)     (3,787)      (3,786)
      Recoveries                                2,125       1,426        1,101
      -------------------------------------------------------------------------
           Net charge-offs                     (2,068)     (2,361)      (2,685)
      Provision for loan losses                 2,028       2,546        3,601
      Allowance for loan losses acquired            -           -          573
      -------------------------------------------------------------------------
           Balance, end of year             $  14,720   $  14,760    $  14,575
      -------------------------------------------------------------------------

     Included in the allowance for loan losses was an allocation for credit cards of $113,000 and $232,000 at December 31, 2004 and 2003, respectively, relating to the credit card recourse disclosed in Note 12. There was no allocation at December 31, 2005, due to the expiration of the recourse during 2005.


 5.  Bank Premises and Equipment:
     ---------------------------
     The major categories of bank premises and equipment and accumulated depreciation are summarized as follows at December 31:

     (Dollars in Thousands)                        2005           2004
                                             -----------    -----------
     Land                                    $    4,577     $    4,610
     Building and premises                       27,020         24,778
     Furniture, fixtures and equipment           15,616         15,448
     ------------------------------------------------------------------
                                                 47,213         44,836
        Accumulated depreciation                (23,727)       (22,196)
     ------------------------------------------------------------------
     Net book value                          $   23,486     $   22,640
     ------------------------------------------------------------------

      Peoples depreciates its building and premises and furniture, fixtures and equipment over estimated useful lives generally ranging from 5 to 40 years and 2 to 10 years, respectively. Depreciation expense was $2,264,000, $2,451,000 and $2,240,000, in 2005, 2004 and 2003, respectively.

      LEASES: Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods ranging from two to ten years. Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease. All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense was $854,000, $550,000 and $349,000 in 2005, 2004 and 2003, respectively.
      Peoples leases certain properties from related parties. Payments related to these leases totaled $153,000, $71,000 and $0 for 2005, 2004 and 2003, respectively. The terms of these leases are substantially the same as those offered for comparable transactions with non-related parties at the time the lease transactions were consummated.

      The future minimum payments under noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2005:

            (Dollars in Thousands)

             2006                     $          631
             2007                                625
             2008                                616
             2009                                573
             2010                                527
       Thereafter                              2,936
      -----------------------------------------------
            Total                     $        5,908
      -----------------------------------------------


6.  Deposits:
    --------
      Included in interest-bearing deposits are various time deposit products. The maturities of time deposits for each of the next five years and thereafter are as follows: $227,551,000 in 2006; $162,767,000 in 2007;
      $86,829,000 in 2008; $17,988,000 in 2009; $11,776,000 in 2010 and $23,000
      thereafter. Deposits from related parties approximated $10.2 million and $9.0 million at December 31, 2005 and 2004, respectively.


 7.  Short-term Borrowings:
     ---------------------
      Peoples utilizes various short-term borrowings as sources of funds, including FHLB advances and retail Repurchase Agreements with customers. The FHLB advances are collateralized by residential and non-residential mortgage loans and investment securities. Other short-term borrowings represented a short-term loan from an unrelated financial institution to fund an acquisition. Short-term borrowings are summarized as follows:


(Dollars in Thousands)                                        Retail                              Other
                                         Federal Funds      Repurchase           FHLB           Short-Term
                                           Purchased        Agreements         Advances         Borrowings
                                         --------------   ----------------    ------------    ---------------
2005
----
Ending balance                         $             -     $       35,896   $     137,800   $              -
Average balance                                      -             21,129         107,184                  -
Highest month end balance                            -             35,896         167,000                  -
Interest expense                                     -                572           3,652                  -
Weighted-average interest rate:
      End of year                                    - %             3.57 %          4.12 %                - %
      During the year                                -               2.71            3.36                  -
2004
----
Ending balance                         $             -     $       14,495   $      37,400   $              -
Average balance                                    420             16,385          70,246                  -
Highest month end balance                        6,500             18,788          99,700                  -
Interest expense                                     8                155             967                  -
Weighted-average interest rate:
      End of year                                    - %             1.52 %          2.23 %                - %
      During the year                             1.82               0.95            1.38                  -

2003
----
Ending balance                         $             -     $       16,468   $      92,300   $              -
Average balance                                      1             20,151          26,900              7,545
Highest month end balance                            -             24,342          92,300             17,000
Interest expense                                     -                175             400                218
Weighted-average interest rate:
      End of year                                    - %             0.53 %          1.23 %                - %
      During the year                             1.20               0.87            1.49               2.89



 8.  Long-term Borrowings:
     --------------------
      Long-term borrowings consisted of the following at December 31:


(Dollars in Thousands)                                                        2005              2004
                                                                      -------------     -------------
Term note payable, at LIBOR (parent company)                          $     13,600      $     15,300
National market repurchase agreements, bearing interest
     at rates ranging from 2.09% to 4.08%                                  157,850           238,750
FHLB convertible rate advances, bearing interest at rates
     ranging from 4.36% to 5.63%                                           102,000           107,000
FHLB non-amortizing, fixed rate advances, bearing interest at
     rates ranging from 1.94% to 4.48%                                      41,000            43,500
FHLB amortizing, fixed rate advances, bearing interest at rates
     ranging from 2.01% to 5.00%                                            48,016            60,314
-----------------------------------------------------------------------------------------------------
          Total long-term borrowings                                  $    362,466      $    464,864
-----------------------------------------------------------------------------------------------------

      Peoples' national market Repurchase Agreements consist of agreements with high quality, financially secure financial service companies and have original maturities ranging from 2 to 5 years.

      The FHLB advances consist of various borrowings with original maturities ranging from 10 to 20 years and generally may not be repaid prior to maturity without a penalty. The rate on the convertible rate advances are fixed from initial periods ranging from one to four years, depending on the specific advance. After the initial fixed rate period, the FHLB has the option to convert each advance to a LIBOR based, variable rate advance. If the FHLB exercises its option, Peoples may repay the advance in whole or in part on the conversion date or any subsequent repricing date without a prepayment fee. At all other times, early repayment of any convertible rate advance would result in Peoples incurring a prepayment penalty.

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

      The aggregate minimum annual retirements of long-term borrowings in the next five years and thereafter are as follows:

           (Dollars in Thousands)
           2005                      $    94,550
           2006                           83,729
           2007                           70,304
           2008                           81,308
           2009                               28
     Thereafter                           32,547
     --------------------------------------------
           Total                     $   362,466
     --------------------------------------------

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


(Dollars in thousands)                                                              2005            2004
                                                                             ------------    ------------
Capital securities of PEBO Capital Trust I, 8.62%, due May 1, 2029, net       $   22,415     $    22,380
   of unamortized issuance costs
Capital securities of PEBO Capital Trust II, 6-month LIBOR + 3.70%, due
   April 22, 2032, net of unamortized issuance costs                               6,935           6,883
---------------------------------------------------------------------------------------------------------
Total capital securities                                                          29,350          29,263
---------------------------------------------------------------------------------------------------------
Total capital securities qualifying for Tier 1 capital                            29,350          29,263
---------------------------------------------------------------------------------------------------------

      The Trust Preferred Securities currently qualify as Tier 1 capital for regulatory capital purposes, subject to certain quantitative limits and qualitative standards. On March 1, 2005, the Board of Governors of the Federal Reserve System (the "Federal Reserve") adopted final rules amending its risk-based capital standards for bank holding companies regarding the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The new rules, which include a five-year transition period, limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of core capital elements, net of goodwill. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. Additionally, trust preferred securities no longer qualify for Tier 1 capital within five years of their maturity. The Capital Securities will continue to qualify as Tier 1 capital under the new rules until they are within five years of maturity.


10.  Employee Benefit Plans:
     ----------------------
      Peoples sponsors a noncontributory defined benefit pension plan that covers substantially all employees hired before January 1, 2003, and noncontributory defined contribution plan that covers substantially all employees hired on or after January 1, 2003. These plans provide retirement benefits based on an employee's years of service and compensation. Peoples also has a contributory benefit postretirement plan for former employees who were retired as of December 31, 1992. The plan provides health and life insurance benefits. Peoples' policy is to fund the cost of the benefits as they are incurred.

      The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 2005, and a statement of the funded status as of December 31, 2005 and 2004:

                                                                   Pension
                                                                  Benefits             Postretirement Benefits
                                                          --------------------------   ------------------------
(Dollars in Thousands)                                          2005           2004         2005          2004
                                                          -----------------------------------------------------
Change in plan assets:
---------------------
Fair value of plan assets at January 1                        13,358         10,307            -             -
Actual return on plan assets                                     867          1,183            -             -
Employer contributions                                         1,500          2,600           97            75
Plan participants' contributions                                   -              -          125           119
Benefit payments                                                (175)          (732)        (222)         (194)
Settlements                                                   (1,944)             -            -             -
---------------------------------------------------------------------------------------------------------------
Fair value of plan assets at December 31                      13,606         13,358            -             -
---------------------------------------------------------------------------------------------------------------

Change in benefit obligation:
----------------------------
Obligation at January 1                                   $   13,526     $   12,010    $     584     $     616
Service cost                                                     867            903            -             -
Interest cost                                                    717            772           32            35
Plan participants' contributions                                   -              -          125           119
Actuarial loss (gain)                                            370            544           (4)            8
Benefit payments                                                (175)          (732)        (222)         (194)
Acquisition                                                        -             29            -             -
Settlements                                                   (1,944)             -            -             -
---------------------------------------------------------------------------------------------------------------
Obligation at December 31                                     13,361         13,526          515           584
---------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation at December 31                 10,611         10,495            -             -
---------------------------------------------------------------------------------------------------------------
Funded status:
-------------
Funded status at December 31                                     246           (168)        (515)         (584)
Unrecognized prior-service cost                                   39             41            -            11
Unrecognized net loss                                          3,883          4,159           75            80
---------------------------------------------------------------------------------------------------------------
Net amount recognized                                          4,168          4,032         (440)         (493)
---------------------------------------------------------------------------------------------------------------
Amounts recognized in Consolidated Balance Sheets:
-------------------------------------------------
Prepaid benefit costs                                          4,168          4,032            -             -
Accrued benefit liability                                          -              -         (440)         (493)
---------------------------------------------------------------------------------------------------------------
Net amount recognized                                     $    4,168     $    4,032    $    (440)     $   (493)
---------------------------------------------------------------------------------------------------------------


      The assumptions used in the measurement of Peoples' benefit obligation at December 31 are shown in the following table:


                                         Pension             Postretirement
                                        Benefits                Benefits
                                   --------------------    --------------------
                                      2005        2004        2005        2004
Discount rate                         6.00 %      6.00 %      5.75 %      6.00 %
Expected return on plan assets        8.50        8.50         n/a         n/a
Rate of compensation increase         3.50        3.50         n/a         n/a

      DETERMINATION OF EXPECTED LONG-TERM RATE OF RETURN: The expected long-term rate of return on the plans' total assets is based on the expected return of each category of the plan's assets. Management considers the long-term historical returns of the assets within the portfolio and adjusts the rate, as necessary, for expected future returns on the assets in the plans in determining the rate.

     NET PERIODIC BENEFIT COST: The following table provides the components of net periodic benefit cost for the plans:



                                                Pension Benefits                   Postretirement Benefits
                                     ---------------------------------------   ---------------------------------
(Dollars in Thousands)                      2005         2004          2003        2005        2004        2003
                                     ---------------------------------------   ---------------------------------
Service cost                          $      867   $      903    $      708    $      -    $      -    $      -
Interest cost                                717          772           688          32          35          40
Expected return on plan assets            (1,127)        (972)         (861)          -           -           -
Amortization of prior service cost             2            2            (6)         11          11          11
Amortization of net loss                     226          208            89           1           -           4

Settlements                                  679            -             -           -           -           -
----------------------------------------------------------------------------------------------------------------
Net periodic benefit cost             $    1,364   $      913    $      618    $     44    $     46    $     55
----------------------------------------------------------------------------------------------------------------

      For measurement purposes, a 10% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2005, grading down 1% per year to an ultimate rate of 5%. The health care trend rate assumption does not have a significant effect on the contributory defined benefit postretirement plan; therefore, a one percentage point increase or decrease in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.

      PLAN ASSETS: Peoples' investment strategy, as established by the Retirement Plan Committee, is to invest assets per established target allocations. The assets are reallocated periodically to meet the above target allocations. The investment policy is reviewed periodically, under the advisement of a certified investment advisor, to determine if the policy should be changed. Peoples' pension plan target and actual weighted-average asset allocations by asset category at December 31 are as follows:

                                  Target            2005            2004
                               ----------        ----------      ----------
Equity securities               60 - 75%              64 %            69 %
Debt securities                 24 - 39%              30              26
Real estate                            -               3               -
Other                                 1%               3               5
---------------------------------------------------------------------------
Total                               100%             100 %           100 %
---------------------------------------------------------------------------

      Equity securities of Peoples' pension plan did not include any securities of Peoples Bancorp or related parties in 2005 or 2004.

      CASH FLOWS: Peoples anticipates contributing $1.2 million to its pension plan in 2006; however, actual contributions are made at the discretion of the Retirement Plan Committee and Peoples' Board of Directors. Estimated future benefit payments, which reflect benefits attributable to estimated future service, for the years ending December 31 are as follows:

          (Dollars in Thousands)
                  2006               $       772
                  2007                       995
                  2008                       849
                  2009                     1,209
                  2010                     1,755
          2011 to 2015                     7,548

      RETIREMENT SAVINGS PLAN: Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants the opportunity to save for retirement on a tax-deferred basis. In addition, Peoples makes matching contributions equal to 100% of participants' contributions that do not exceed 3% of the participants' compensation, plus 50% of participants' contributions between 3% and 5% of the participants' compensation. Matching contributions made by Peoples totaled $628,000, $601,000 and $480,000 for the years ended December 31, 2005, 2004 and 2003, respectively.


11.  Federal Income Taxes:
     --------------------
      The effective federal income tax rate in the Consolidated Statement of Income is less than the statutory corporate tax rate due to the following:


                                                                       Year ended December 31
                                                               ----------------------------------------
                                                                2005           2004           2003
                                                               ----------     ----------     ----------
Statutory corporate tax rate                                    35.0 %         35.0 %         35.0 %
Differences in rate resulting from:
    Interest on obligations of state and political              (3.4)          (4.0)          (4.5)
subdivisions
    Investments in low-income housing tax credit funds          (2.8)          (3.6)          (3.4)
    Business owned life insurance                               (2.2)          (2.7)          (2.3)
    Other, net                                                   0.5            0.2            0.1
-------------------------------------------------------------------------------------------------------
            Effective federal income tax rate                    27.1 %         24.9 %         24.9 %
-------------------------------------------------------------------------------------------------------

      The significant components of Peoples' deferred tax assets and liabilities consisted of the following at December 31:

(Dollars in Thousands)                          2005            2004
                                           ----------       ---------
Deferred tax assets:
     Allowance for loan losses           $     6,033      $    5,741
     Accrued employee benefits                  (593)           (490)
     Deferred loan fees and costs                375             487
     Available-for-sale securities               601               -
     Tax credit carryforward                   1,741               -
     Other                                       455             357
---------------------------------------------------------------------
        Total deferred tax assets              8,612           6,095
---------------------------------------------------------------------

Deferred tax liabilities:
     Bank premises and equipment               1,173             975
     Deferred income                           4,408           4,057
     Investments                               2,668           2,367
     Available-for-sale securities                 -           2,670
     Other                                       647             516
---------------------------------------------------------------------
        Total deferred tax liabilities         8,896          10,585
---------------------------------------------------------------------
        Net deferred tax liability       $      (284)     $   (4,490)
---------------------------------------------------------------------

      No valuation allowance for deferred tax assets was required at December 31, 2005 and 2004 as it is more likely than not that all of the deferred tax assets will be realized because they of recoverable taxes paid in prior years. The related federal income tax expense (benefit) on securities transactions approximated $189,000 in 2005, $(1,064,000) in 2004 and $(667,000) in 2003.


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

      The total amounts of loan commitments and standby letters of credit are summarized as follows at December 31:

                                                  Contractual Amount
                                               --------------------------
       (Dollars in Thousands)                       2005            2004
                                               ----------      ----------
       Loan commitments                      $   162,065     $   139,731
       Standby letters of credit                  29,803          31,612

      INTEREST RATE CONTRACTS: At December 31, 2005, Peoples held an option to initiate an interest rate swap beginning on October 19, 2002, and continuing on a quarterly basis until its expiration in July 2009. Under the terms of the interest rate swap, Peoples would receive LIBOR based variable rate payments and pay fixed rate payments to a counter-party, computed on a notional amount of $17 million. Peoples entered into this interest rate contract to hedge a $17 million long-term, fixed rate FHLB advance, which could convert to a variable rate at the FHLB's discretion. At December 31, 2005, Peoples had not exercised its option under this interest rate contract since the advance remained a fixed rate advance. Changes in estimated fair value of this interest rate contract are recorded in earnings.

      OTHER: Peoples also has commitments to make additional capital contributions in low-income housing projects. Such commitments approximated $2.5 million at December 31, 2005, and $6.3 million at December 31, 2004. The maximum aggregate amounts Peoples could be required to make for each of the next five years are as follows: $0.7 million in 2006; $0.6 million in 2007 and 2008; and $0.2 million in 2009 and 2010.

      In the fourth quarter of 2003, Peoples provided credit recourse on the approximately $0.9 million of business credit card loans sold to an unrelated third party in connection with the sale of the entire credit card portfolio. This recourse expired in the second quarter of 2005. Prior to expiration, Peoples was required to reimburse the third party in the event of customer default, pursuant to the recourse provided on the business credit cards. No loss was incurred by Peoples in 2005 or 2004 as a result of this credit card recourse.


13.  Regulatory Matters:
     ------------------
      The following is a summary of certain regulatory matters affecting Peoples Bancorp and its subsidiaries:

      LIMITS ON DIVIDENDS: The primary source of funds for the dividends paid by Peoples Bancorp is dividends received from Peoples Bank. The payment of dividends by Peoples Bank is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years. At December 31, 2005, Peoples Bank's had no retained net profits available for distribution to Peoples Bancorp as dividends without regulatory approval. During 2006, only Peoples Bank's retained net profits of 2006 through the dividend date will be available for distribution to Peoples Bancorp as dividends without regulatory approval.

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

      Quantitative measures established by regulation to ensure capital adequacy require Peoples and Peoples Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Peoples and Peoples Bank met all capital adequacy requirements at December 31, 2005.

      As of December 31, 2005, the most recent notifications from the banking regulatory agencies categorized Peoples and Peoples Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Peoples and Peoples Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Peoples' or its banking subsidiary's category.

      Peoples' and Peoples Bank's actual capital amounts and ratios as of December 31 are also presented in the following table:


                                                                         For Capital                    To Be Well
     (Dollars in Thousands)                 Actual                        Adequacy                      Capitalized
                                 -----------------------------  ------------------------------ ------------------------------
     2005                            Amount         Ratio            Amount        Ratio            Amount         Ratio
                                   ------------    --------       -------------   ---------       ------------    ---------
    Total Capital (1)
         Peoples                 $     161,226        12.9 %    $       99,950         8.0 %    $     124,938         10.0 %
         Peoples Bank                  150,430        12.1              99,196         8.0            123,994         10.0
     ------------------------------------------------------------------------------------------------------------------------

     Tier 1 (2)
         Peoples                       144,994        11.6              49,975         4.0             74,963          6.0
         Peoples Bank                  135,709        10.9              49,598         4.0             74,397          6.0
     ------------------------------------------------------------------------------------------------------------------------

     Tier 1 Leverage (3)
         Peoples                       144,994         8.1              71,614         4.0             89,518          5.0
         Peoples Bank                  135,709         7.7              70,828         4.0             88,535          5.0
     ------------------------------------------------------------------------------------------------------------------------

     2004
     Total Capital (1)
         Peoples                 $     145,135        12.3 %    $       94,386         8.0 %    $     117,983         10.0 %
         Peoples Bank                  142,222        12.2              93,287         8.0            116,609         10.0
     ------------------------------------------------------------------------------------------------------------------------

     Tier 1 (2)
         Peoples                       129,194        11.0              47,193         4.0             70,790          6.0
         Peoples Bank                  127,643        11.0              46,643         4.0             69,965          6.0
     ------------------------------------------------------------------------------------------------------------------------

     Tier 1 Leverage (3)
         Peoples                       129,194         7.6              68,468         4.0             85,585          5.0
         Peoples Bank                  127,643         7.5              68,034         4.0             85,042          5.0
     ------------------------------------------------------------------------------------------------------------------------

     (1)  Ratio represents total capital to net risk-weighted assets.
     (2)  Ratio represents Tier 1 capital to net risk-weighted assets.
     (3)  Ratio represents Tier 1 capital to average assets.



14.  Federal Reserve Requirements:
     ----------------------------
      Peoples Bank is required to maintain a certain level of reserves consisting of non-interest-bearing balances with the Federal Reserve Bank and cash on hand. The reserve requirement is calculated on a percentage of total deposit liabilities and averaged $6.2 million for the year ended December 31, 2005.


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

      At the close of business on May 28, 2004, Peoples completed the acquisition of Barengo Insurance Agency, Inc., ("Barengo"), based in Marietta, Ohio, for initial consideration of $6.2 million ($3.0 million in cash and $3.2 million in Peoples Bancorp's common shares). The agreement also provides for additional consideration of up to $2.7 million ($1.3 million in cash and $1.4 million in Peoples Bancorp's common shares) to be paid by Peoples over the next three years, contingent on Barengo achieving certain revenue growth goals. As part of the initial purchase price allocation, Peoples recorded goodwill of $4.8 million and customer relationship intangible of $2.0 million. In 2005, contingent consideration of $194,000 was earned and paid by Peoples, of which 51% was paid in Peoples Bancorp's common shares and 49% in cash.

      At the close of business on April 30, 2004, Peoples completed the acquisition of substantially all of the assets of Putnam Agency, Inc. ("Putnam Agency"), with offices in Ashland, Kentucky and Huntington, West Virginia, for initial consideration of $8.6 million ($6.6 million in cash and $2.0 million in Peoples Bancorp's common shares), of which $1.5 million is being paid out in three annual installments beginning April 2005. The agreement also provides for additional consideration of up to $4.4 million in cash to be paid by Peoples over the next three years, contingent on the Putnam Agency achieving certain revenue growth goals. Peoples accounted for this transaction under the purchase method of accounting. As part of the initial purchase price allocation, Peoples recorded goodwill of $5.5 million and customer relationship intangible of $3.2 million. In 2005, contingent consideration of $668,000 was earned and paid by Peoples, of which all was paid in cash.

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

      The changes in the carrying amount of goodwill for the years ended December 31, were as follows:


(Dollars in Thousands)                                            2005              2004
                                                            -----------       -----------
Balance at January 1                                      $     59,096      $     41,407
Goodwill acquired                                                    -            16,759
Contingent consideration earned                                    862                 -
(Reductions) additions resulting from valuation
    adjustments in final purchase price allocations               (191)              930
-----------------------------------------------------------------------------------------
Balance at December 31                                    $     59,767      $     59,096
-----------------------------------------------------------------------------------------


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

      On December 29, 2005, Peoples accelerated the vesting schedule with regard to all unvested stock options previously granted to employees of Peoples and its subsidiaries, including executive officers of Peoples, and subsidiary directors pursuant to Peoples' various stock option plans. No unvested stock options held by directors of Peoples Bancorp were accelerated. As a result, an aggregate of 161,514 options became exercisable on that date. These options were originally scheduled to vest over a period of six years, with a significant portion due to vest in 2006. Peoples recognized non-cash compensation expense of $122,000 in 2005 as a result of this acceleration.

      The following summarizes Peoples' stock options as of December 31, 2005, 2004 and 2003, and the changes for the years then ended:



                                                 2005                          2004                         2003
                                      ---------------------------   ---------------------------  ---------------------------
                                         Number       Weighted        Number        Weighted        Number       Weighted
                                                       Average                       Average                      Average
                                                      Exercise                      Exercise                     Exercise
                                       of Shares        Price        Of Shares        Price       of Shares        Price
                                      ---------------------------   ---------------------------  ---------------------------
      Outstanding at January 1             545,882   $     19.11        661,228    $     16.78        622,978   $     15.09
      Granted                               45,371         27.11         40,275          27.85        120,103         22.57
      Exercised                             92,940         16.71        139,776          10.36         72,957         11.82
      Canceled                              22,481         17.65         15,845          21.24          8,896         17.20
      ----------------------------------------------------------------------------------------------------------------------
      Outstanding at December 31           475,832         20.41        545,882          19.11        661,228         16.78
      ----------------------------------------------------------------------------------------------------------------------
      Exercisable at December 31           464,282         20.27        269,145          16.67        346,426         14.20
      ----------------------------------------------------------------------------------------------------------------------
      Weighted average estimated fair value of
      options granted during the year                $      7.28                   $      8.15                  $      7.01
      ----------------------------------------------------------------------------------------------------------------------

      The following summarizes information concerning Peoples' stock options outstanding at December 31, 2005:


                                         Options Outstanding                        Options Exercisable
                          ---------------------------------------------------  -------------------------------
                                                Weighted
                                                Average            Weighted                         Weighted
                              Option           Remaining           Average                          Average
        Range of              Shares          Contractual         Exercise         Number           Exercise
     Exercise Prices        Outstanding          Life               Price       Exercisable          Price
                          ---------------------------------------------------  -------------------------------
     $11.87 to     $13.59          79,968      3.6 years       $       13.41          79,968    $       13.41
     $13.59 to     $18.98         133,478      2.8 years               16.88         133,478            16.88
     $18.98 to     $22.32         110,773      5.8 years               22.17         110,773            22.17
     $22.33 to     $27.74         123,181      7.0 years               25.28         111,631            25.20
     $27.74 to     $29.48          28,432      8.2 years               28.66          28,432            28.66


17. Parent Company Only Financial Information:
    -----------------------------------------
       CONDENSED BALANCE SHEETS


                                                                                          December 31,
                                                                                  -----------------------------
(Dollars in Thousands)                                                               2005             2004
                                                                                  -----------      ------------

Assets:
Cash                                                                            $         50     $          50
Interest-bearing deposits in subsidiary bank                                          15,381             5,021
Receivable from subsidiary bank                                                          302               630
Available-for-sale investment securities, at estimated fair value (amortized
    cost of $1,393 and $1,768 at December 31, 2005 and 2004, respectively)             4,751             5,543
Investments in subsidiaries:
         Bank                                                                        186,635           187,733
         Non-bank                                                                     28,828            27,370
Other assets                                                                             884             1,085
---------------------------------------------------------------------------------------------------------------
             Total assets                                                       $    236,831     $     227,432
===============================================================================================================

Liabilities:
Accrued expenses and other liabilities                                          $      8,690     $       5,562
Dividends payable                                                                      2,114             1,889
Long-term borrowings                                                                  13,600            15,300

Junior subordinated debentures held by subsidiary trusts                              29,350            29,263
---------------------------------------------------------------------------------------------------------------
            Total liabilities                                                         53,754            52,014
---------------------------------------------------------------------------------------------------------------

Stockholders' equity                                                                 183,077           175,418
---------------------------------------------------------------------------------------------------------------
            Total liabilities and stockholders' equity                          $    236,831     $     227,432
===============================================================================================================


CONSOLIDATED STATEMENTS OF INCOME


                                                                                        Year ended December 31,
                                                                               -------------------------------------------
(Dollars in Thousands)                                                           2005             2004            2003
                                                                               ----------      -----------     -----------
Income:
Dividends from subsidiary bank                                               $    18,300     $     24,500    $     17,750
Interest                                                                             270              166             221
Rental income from subsidiaries                                                       32               55              55

Other income                                                                         528               34              41
--------------------------------------------------------------------------------------------------------------------------
     Total income                                                                 19,130           24,755          18,067
--------------------------------------------------------------------------------------------------------------------------

Expenses:
Interest expense on junior subordinated notes held by subsidiary trusts            2,564            2,441           2,429
Intercompany management fees                                                         744              685             576
Interest                                                                             696              483             474
Other expense                                                                      1,070              836             677
--------------------------------------------------------------------------------------------------------------------------
     Total expenses                                                                5,074            4,445           4,156
--------------------------------------------------------------------------------------------------------------------------

Income before federal income taxes and equity in undistributed earnings of
    (excess dividends from) subsidiaries                                          14,056           20,310          13,911
Applicable income tax benefit                                                     (1,178)          (1,322)         (1,285)
Equity in undistributed earnings of (excess dividends from) subsidiaries           5,265           (3,357)          1,058
--------------------------------------------------------------------------------------------------------------------------
            Net income                                                       $    20,499     $     18,275    $     16,254
==========================================================================================================================


STATEMENTS OF CASH FLOWS


                                                                                         Year ended December 31,
                                                                               -------------------------------------------
(Dollars in Thousands)                                                              2005            2004             2003
                                                                               ----------      ----------      -----------
Cash flows from operating activities:
Net income                                                                   $    20,499     $    18,275     $     16,254
Adjustment to reconcile net income to cash provided by operations:
    Amortization and depreciation                                                     33              32               35
    (Equity in undistributed earnings of) excess dividends from subsidiaries      (5,265)          3,357           (1,058)
    Other, net                                                                     4,003           2,058           (1,264)
--------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                               19,270          23,722           13,967
--------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Net proceeds from sales and maturity (purchases) investment securities               907              90           (1,603)
Net proceeds from sale of premises and equipment                                     182               -                -
Investment in subsidiaries                                                             -          (4,095)         (17,475)
Acquisitions, net of cash received                                                (1,157)         (6,948)         (15,683)
--------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                      (68)        (10,953)         (34,761)
--------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Payments on short-term borrowings                                                      -               -          (17,000)
Net (payments on) proceeds from long-term borrowings                              (1,700)         (1,700)          15,500
Purchase of treasury stock                                                        (1,754)        (13,709)          (4,092)
Change in receivable from subsidiary                                                 328            (209)            (212)
Proceeds from issuance of common stock                                             1,747           1,118            5,582
Cash dividends paid                                                               (7,463)         (7,146)          (5,704)
--------------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                   (8,842)        (21,646)          (5,926)
--------------------------------------------------------------------------------------------------------------------------
          Net increase (decrease) in cash                                         10,360          (8,877)         (26,720)
Cash and cash equivalents at the beginning of the year                             5,071          13,948           40,668
--------------------------------------------------------------------------------------------------------------------------
          Cash and cash equivalents at the end of the year                   $    15,431     $     5,071     $     13,948
==========================================================================================================================

Supplemental cash flow information:
    Interest paid                                                            $       684     $       478     $        486
--------------------------------------------------------------------------------------------------------------------------

18.  Summarized Quarterly Information (Unaudited):
     --------------------------------------------

      A summary of selected quarterly financial information for 2005 and 2004 follows:



(Dollars in Thousands, except Per Share                                       2005
Data)
                                               --------------------------------------------------------------------
                                                  First              Second            Third             Fourth
                                                 Quarter            Quarter           Quarter            Quarter
                                               -------------      -------------     -------------      ------------
Interest income                              $       22,643     $       23,397    $       24,355     $      25,380
Interest expense                                      9,931             10,481            11,205            11,852
Net interest income                                  12,712             12,916            13,150            13,528
Provision for loan losses                               941                 40               485               562
Net gain on securities transactions                     233                  3                 -               303
Net gain (loss) on asset disposals                        8                113                                  46
                                                                                              (9)
Other income                                          7,127              7,202             7,127             7,014
Intangible asset amortization                           688                674               661               646
Other expenses                                       12,059             12,766            11,875            11,973
Income tax expense                                    1,700              1,876             1,979             2,049
Net income                                            4,692              4,878             5,268             5,661
Earnings per share - Basic                             0.45               0.47                                0.54
                                                                                            0.50
Earnings per share - Diluted                 $         0.44     $         0.46    $                  $        0.53
                                                                                            0.50
Weighted-average shares outstanding:
   Basic                                         10,419,189         10,405,989        10,451,578        10,501,679
   Diluted                                       10,558,003         10,541,774        10,591,470        10,631,310


      In December, Peoples determined that the yearly amount of lump sum payments to participants from Peoples' defined benefit pension plan during 2005 exceeded the allowable threshold of annual service cost plus interest and, accordingly, settlement charges of $578,000 ($421,000 after taxes, or $0.04 per diluted share) should have been reflected in the results for the second quarter of 2005. The following are the revised Consolidated Statements of Income reflecting the pension settlement charges in the second quarter of 2005:


     (Dollars in Thousands, except        Three Months Ended            Six Months Ended             Nine Months Ended
       Per Share Data)                      June 30, 2005                 June 30, 2005              September 30, 2005
                                     ----------------------------- ----------------------------  ---------------------------
                                      Previously      Corrected     Previously     Corrected     Previously     Corrected
                                       Reported                      Reported                     Reported
                                     --------------  ------------- -------------  -------------  ------------  -------------
     Net income                        $     5,299   $      4,878   $     9,991   $      9,570   $    15,259   $     14,838
     Earnings per share - Basic               0.51           0.47          0.96           0.92          1.46           1.42
     Earnings per share - Diluted      $      0.50   $       0.46   $      0.95   $       0.91   $      1.44   $       1.40



(Dollars in Thousands, except Per Share
Data)                                                                           2004
                                               --------------------------------------------------------------------
                                                  First              Second            Third             Fourth
                                                 Quarter            Quarter           Quarter            Quarter
                                               -------------      -------------     -------------      ------------
Interest income                              $       21,586     $       21,145    $       21,850     $      22,449
Interest expense                                      8,038              8,448             8,959             9,715
Net interest income                                  13,548             12,697            12,891            12,734
Provision for loan losses                               794                616               605               531
Net gain (loss) on securities transactions               32                  5                (7)           (3,070)
Net gain (loss) on asset disposals                       30                 17               (25)             (141)
Other income                                          4,825              6,245             7,248             7,049
Intangible asset amortization                           401                526               635               657
Other expenses                                        9,889             11,005            11,909            12,176
Income tax expense                                    1,985              1,764             1,820               490
Net income                                            5,366              5,053             5,138             2,718
Earnings per share - Basic                             0.51               0.48              0.49              0.26
Earnings per share - Diluted                 $         0.50     $         0.47    $         0.48     $        0.26
Weighted-average shares outstanding:
   Basic                                         10,560,241         10,603,510        10,524,304        10,430,408
   Diluted                                       10,808,007         10,766,289        10,669,798        10,595,211



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

The information concerning (a) directors of Peoples Bancorp Inc. ("Peoples"),
(b) the Board of Directors' determination that Peoples has an "audit committee financial expert" serving on its Audit Committee, (c) the Audit Committee of Peoples' Board of Directors and (d) the procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors required by Item 401 of Regulation S-K is included in the section captioned "ELECTION OF DIRECTORS" on pages 8 through 11 of the definitive Proxy Statement of Peoples Bancorp Inc. relating to the Annual Meeting of Shareholders to be held April 13, 2006 ("Peoples' Definitive Proxy Statement"), which section is incorporated herein by reference.

The information regarding Peoples' executive officers required by Item 401 is included under Part I of this Form 10-K in the section captioned "Executive Officers Of The Registrant".

The information required by Item 405 of Regulation S-K is included under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 7 of Peoples' Definitive Proxy Statement, which section is incorporated herein by reference.

The Board of Directors of Peoples has adopted charters for each of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee.

In accordance with the requirements of Rule 4350(n) of The NASDAQ Stock Market, Inc. Corporate Governance Rules, the Board of Directors of Peoples has adopted a Code of Ethics covering the directors, officers and employees of Peoples and its affiliates, including, without limitation, the principal executive officer, the principal financial officer and principal accounting officer of Peoples. Peoples intends to disclose the following on the "Corporate Governance and Code of Ethics and Ethics Hotline" page of its Internet website within four business days following their occurrence:

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


ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------

The information required by this Item 11 is included in the section captioned "Compensation Committee Interlocks and Insider Participation" on pages 22 and 23 of Peoples' Definitive Proxy Statement and the section captioned "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" on pages 24 through 31 of Peoples' Definitive Proxy Statement, which sections are incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of SEC Regulation S-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
---------------------------------------------------------------------------

The information required by this Item 12 regarding the security ownership of certain beneficial owners and management is included in the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 4 through 7 of Peoples' Definitive Proxy Statement, which section is incorporated herein by reference.

Equity Compensation Plan Information
------------------------------------
The table below provides information as of December 31, 2005, with respect to compensation plans under which common shares of Peoples are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services. These compensation plans include:
     (i) the Peoples Bancorp Inc. Amended and Restated 1993 Stock Option Plan (the "1993 Plan");
     (ii) the Peoples Bancorp Inc. 1995 Stock Option Plan (the "1995 Plan");
     (iii) the Peoples Bancorp Inc. 1998 Stock Option Plan (the "1998 Plan");
     (iv) the Peoples Bancorp Inc. 2002 Stock Option Plan (the "2002 Plan"); and
     (v) the Peoples Bancorp Inc. Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the "Deferred Compensation Plan").

All of these compensation plans were approved by the shareholders of Peoples.


                                                                                                 (c)
                                                                                              Number of
                                                                                            common shares
                                                                                           remaining available
                                                    (a)                                        for future
                                             Number of common           (b)                  issuance under
                                            shares to be issued    Weighted-average       equity compensation
                                             upon exercise of      exercise price of    plans (excluding common
                                           outstanding options,  outstanding options,     shares reflected in
Plan Category                               warrants and rights   warrants and rights         column (a))
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
shareholders                                          531,144(1)             $20.41(2)          311,731(3)
Equity compensations plans not approved
by shareholders                                              -                     -                   -
-----------------------------------------------------------------------------------------------------------------
Total                                                  531,144                $20.41             311,731
------------------------------------------------------------------------------------------------------------------

     (1) Includes an aggregate of 475,832 common shares issuable upon exercise of options granted under the 1993 Plan, the 1995 Plan, the 1998 Plan and the 2002 Plan and 55,312 common shares credited to participants' accounts under the Deferred Compensation Plan.
     (2) Represents weighted-average exercise price of outstanding options under the 1993 Plan, the 1995 Plan, the 1998 Plan and the 2002 Plan.
     (3) Includes 33,423 common shares, 250,851 common shares and 27,457 common shares remaining available for issuance under the 1998 Plan, the 2002 Plan and the Deferred Compensation Plan, respectively, at December 31, 2005. No common shares were available for issuance under the 1993 Plan and 1995 Plan at December 31, 2005.

Additional information regarding Peoples' stock option plans can be found in
Note 16 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The information required by this Item 13 is included in the section captioned "TRANSACTIONS INVOLVING MANAGEMENT" on pages 7 and 8 of Peoples' Definitive Proxy Statement, the section captioned "ELECTION OF DIRECTORS" on pages 8 through 11 of Peoples' Definitive Proxy Statement and the section captioned "Compensation Committee Interlocks and Insider Participation" on pages 22 and 23 of Peoples' Definitive Proxy Statement, which sections are incorporated by reference.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
------------------------------------------------

The information required by this Item 14 is included in the section captioned "AUDIT COMMITTEE MATTERS-Pre-Approval Policy" and "AUDIT COMMITTEE MATTERS-Services of the Independent Registered Public Accounting Firm" on pages 50 and 51 of Peoples' Definitive Proxy Statement, which sections are incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
----------------------------------------------------


   (a)(1)Financial Statements:
         --------------------
          The following consolidated financial statements of Peoples Bancorp Inc. and subsidiaries are included in Item 8:
                                                                                                                         Page
             Report of Independent Registered Public Accounting Firm (Ernst & Young LLP) on Consolidated
                 Financials Statements                                                                                    46
             Consolidated Balance Sheets as of December 31, 2005 and 2004                                                 47
             Consolidated Statements of Income for each of the three years ended December 31, 2005                        48
             Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2005          49
             Consolidated Statements of Comprehensive Income for each of the three years ended
                 December 31, 2005                                                                                        49
             Consolidated Statements of Cash Flows for each of the three years ended December 31, 2005                    50
             Notes to the Consolidated Financial Statements                                                               51
             Peoples Bancorp Inc. (Parent Company Only Financial Information is included in Note 17 of the
                 Notes to the Consolidated Financial Statements)                                                          70

   (a)(2)Financial Statement Schedules
         -----------------------------
         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

   (a)(3)Exhibits
         --------
         Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated herein by reference. For a list of such exhibits, see "Exhibit Index" beginning at page 78. The Exhibit Index specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

   (b)   Exhibits
         --------
         Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated herein by reference. For a list of such exhibits, see "Exhibit Index" beginning at page 78.

   (c)   Financial Statement Schedules
         -----------------------------
         None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PEOPLES BANCORP INC.

Date:  March 7, 2006               By:    /s/ MARK F. BRADLEY
                                              ------------------------------
                                              Mark F. Bradley, President and
                                              Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                Signatures                                        Title                                 Date
                ----------                                        -----                                 ----

/s/ MARK F. BRADLEY                          President, Chief Executive Officer and              March 7, 2006
-------------------------------------------  Director                                            --------------------
Mark F. Bradley

/s/ JOHN W. CONLON                           Chief Financial Officer and Treasurer               March 11, 2006
-------------------------------------------  (Principal Financial Officer                        --------------------
John W. Conlon

/s/ DONALD J. LANDERS, JR.                   Director of Finance and Chief Accounting            March 7, 2006
-------------------------------------------  Officer (Principal Accounting Officer)              --------------------
Donald J. Landers, Jr.

/S/ CARL L. BAKER, JR.                       Director                                            March 7, 200
-------------------------------------------                                                      --------------------
Carl L. Baker, Jr.

/s/ GEORGE W. BROUGHTON                      Director                                            March 7, 2006
-------------------------------------------                                                      --------------------
George W. Broughton

/s/ FRANK L. CHRISTY                         Director                                            March 7, 2006
-------------------------------------------                                                      --------------------
Frank L. Christy

/s/ WILFORD D. DIMIT                         Director                                            March 7, 2006
-------------------------------------------                                                      --------------------
Wilford D. Dimit

/s/ RICHARD FERGUSON                         Director                                            March 7, 2006
-------------------------------------------                                                      --------------------
Richard Ferguson

                                             Director
-------------------------------------------                                                      --------------------
Robert W. Price

/s/ THEODORE P. SAUBER                       Director                                            March 7, 2006
-------------------------------------------                                                      --------------------
Theodore P. Sauber

                                             Vice Chairman of the Board and Leadership
-------------------------------------------  Director                                            --------------------
Paul T. Theisen

/s/ JOSEPH H. WESEL                          Chairman of the Board and Director                  March 7, 2006
-------------------------------------------                                                      --------------------
Joseph H. Wesel

/s/ THOMAS J. WOLF                           Director                                            March 7, 2006
-------------------------------------------                                                      --------------------
Thomas J. Wolf


                                  EXHIBIT INDEX


                 PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2005

 Exhibit
  Number                         Description                                            Exhibit Location
----------- -------------------------------------------------------   --------------------------------------------------
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

 3(a)(5)     Amended Articles of Incorporation of Peoples Bancorp     Incorporated herein by reference to Exhibit 3(b) to
             Inc. (reflecting amendments through April 23, 2005)      Peoples' March 31, 2003 Form 10-Q.
             [For SEC reporting compliance purposes only  not
             filed with Ohio Secretary of State].

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

   4(d)      Series B Capital Securities Guarantee Agreement,         Incorporated herein by reference to Exhibit 4 (i) of
             dated as of September 23, 1999, between Peoples          Peoples' Annual Report on Form 10-K for the fiscal
             Bancorp Inc. and Wilmington Trust Company, as            year ended December 31, 1999.  (File No. 0-16772)
             Guarantee Trustee, relating to Series B 8.62%
             Capital Securities.

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

   4(j)      Commercial Pledge Agreement dated as of June 12,         Incorporated herein by reference to Exhibit 10(c) to
             2003, by and between Peoples Bancorp Inc. and First      Peoples' June 30, 2003 Form 10-Q.
             Tennessee Bank National Association.
   4(k)      Registration Rights Agreement, dated as of April 30,     Incorporated herein by reference to Exhibit 4.1 to
             2004, among Putnam Agency, Inc.; Thomas G. Chaffin,      Peoples' Registration Statement on Form S-3
             Dana N. Conley, Charles R. Lowe, Clarence C. Massey,     (Registration No. 333-116683) filed on June 21, 2004
             Laura A. Morris, Thomas E. Phipps, Donald H. Putnam,     ("People' 2004 Form S-3").
             Jr. and Donald H. Putnam, Jr. Trustee U/A DTD May 7,
             1993, FBO Donald H. Putnam, Jr. Revocable Trust and
             Erland P. Stevens, Jr., the shareholders of Putnam
             Agency, Inc.; and Peoples Bancorp Inc.

   4(l)      Registration Rights Agreement, dated as of May 28,       Incorporated herein by reference to Exhibit 4.2 to
             2004, among James Barengo, Randall T. Barengo and        Peoples' 2004 Form S-3.
             Peoples Bancorp Inc.

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

 10(b)(1)    Peoples Bancorp Inc. Deferred Compensation Plan for      Incorporated herein by reference to Exhibit 10(a) of
             Directors of Peoples Bancorp Inc. and Subsidiaries       Peoples' Registration Statement on Form S-8 filed
             (Amended and Restated Effective January 2, 1998.)*       December 31, 1997 (Registration No. 333-43629).

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

  10(o)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(o) of
             with grant of incentive stock options under Peoples      Peoples' Annual Report on Form 10-K for the fiscal
             Bancorp Inc. 1998 Stock Option Plan.*                    year ended December 31, 1999(File No. 0-16772).

  10(p)      Peoples Bancorp Inc. 2002 Stock Option Plan.*            Incorporated herein by reference to Exhibit 10 of
                                                                      Peoples' Form S-8 filed April 15, 2002 (Registration
                                                                      Statement No. 333-86246).

  10(q)      Form of Stock Option Agreement used in connection        Incorporated herein by reference to Exhibit 10(r) to
             with grant of non-qualified stock options to             Annual Report on Form 10-K for the fiscal year ended
             directors of Peoples under Peoples Bancorp Inc. 2002     December 31, 2003 (File No. 0-16772)("Peoples' 2002
             Stock Option Plan.*                                      Form 10-K').

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

  10(w)      Summary of Perquisites for Executive Officers of         Incorporated herein by reference to Exhibit 10(w) of
             Peoples Bancorp Inc.                                     Peoples' Annual Report on Form 10-K for the fiscal
                                                                      year ended December 31, 2004 (File No. 0-16772).

  10(x)      Summary of Base Salaries for Executive Officers of       Filed herewith.
             Peoples Bancorp Inc.

  10(y)      Summary of Cash Compensation for Directors of            Incorporated herein by reference to Exhibit 10.1 to
             Peoples Bancorp Inc.                                     Peoples' Current Report of Form 8-K filed April 19,
                                                                      2005.

    12       Statements of Computation of Ratios.                     Filed herewith.

    21       Subsidiaries of Peoples Bancorp Inc.                     Filed herewith.

    23       Consent of Independent Registered Public Accounting      Filed herewith.
             Firm - Ernst & Young LLP.

  31(a)      Certification Pursuant to Rule 13a-14(a)/15d-14(a)       Filed herewith.
             [President and Chief Executive Officer]

  31(b)      Certification Pursuant to Rule 13a-14(a)/15d-14(a)       Filed herewith.
             [Chief Financial Officer and Treasurer]

    32       Section 1350 Certifications                              Filed herewith.

*Management Compensation Plan