Form 10-Q
period 2006-03-31
PEOPLES BANCORP INC
filed 2006-04-28
CIK 318300

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 2006
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____


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

         Yes [    ]                 No  [ X ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, at April 26, 2006: 10,577,404 common shares, without par value.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...........................................................................................3
------------------------------

    ITEM 1: FINANCIAL STATEMENTS.........................................................................................3
    ----------------------------

        CONSOLIDATED BALANCE SHEETS (Unaudited)..........................................................................3
        CONSOLIDATED STATEMENTS OF INCOME (Unaudited)....................................................................4
        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited).......................................................5
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)......................................................5
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)......................................................6
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS.............................................................7

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION.........................9
    --------------------------------------------------------------------------------------------

        SELECTED FINANCIAL DATA..........................................................................................9
        RESULTS OF OPERATIONS...........................................................................................12
        FINANCIAL CONDITION.............................................................................................17

    ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................................23
    ------------------------------------------------------------------


    ITEM 4: CONTROLS AND PROCEDURES.....................................................................................23
    -------------------------------


PART II - OTHER INFORMATION.............................................................................................25
---------------------------

    ITEM 1:  LEGAL PROCEEDINGS..........................................................................................25
    --------------------------


    ITEM 1A:  RISK FACTORS..............................................................................................25
    ----------------------


    ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS................................................25
    --------------------------------------------------------------------


    ITEM 3:  DEFAULTS UPON SENIOR SECURITIES............................................................................25
    ----------------------------------------


    ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................................25
    ------------------------------------------------------------


    ITEM 5:  OTHER INFORMATION..........................................................................................26
    --------------------------


    ITEM 6:  EXHIBITS...................................................................................................26
    -----------------


SIGNATURES..............................................................................................................27
----------

EXHIBIT INDEX...........................................................................................................28
-------------


                         PART I - FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS
----------------------------


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)
                                                                                           March 31,             December 31,
                                                                                             2006                    2005
Assets
Cash and cash equivalents:
     Cash and due from banks                                                          $          32,779      $          35,564
     Interest-bearing deposits in other banks                                                       904                  1,084
                                                                                      $
     Federal funds sold                                                                           2,000                  3,000
-------------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                        35,683                 39,648
-------------------------------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized
   cost of $594,876 at March 31, 2006 and $591,022 at December 31, 2005)                        588,787                589,313
-------------------------------------------------------------------------------------------------------------------------------

Loans, net of deferred fees and costs                                                         1,079,027              1,071,876
Allowance for loan losses                                                                       (14,672)               (14,720)
-------------------------------------------------------------------------------------------------------------------------------
          Net loans                                                                           1,064,355              1,057,156
-------------------------------------------------------------------------------------------------------------------------------

Loans held for sale                                                                               1,910                  1,103
Bank premises and equipment, net                                                                 23,163                 23,486
Business owned life insurance                                                                    47,399                 46,993
Goodwill                                                                                         59,773                 59,767
Other intangible assets                                                                           8,917                  9,513
Other assets                                                                                     30,539                 28,298
-------------------------------------------------------------------------------------------------------------------------------
               Total assets                                                           $       1,860,526      $       1,855,277
===============================================================================================================================

Liabilities
Deposits:
     Non-interest-bearing                                                             $         166,782      $         162,729
     Interest-bearing                                                                           972,824                926,557
-------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                      1,139,606              1,089,286
-------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings                                                                           194,038                173,696
Long-term borrowings                                                                            294,660                362,466
Junior subordinated notes held by subsidiary trusts                                              29,372                 29,350
Accrued expenses and other liabilities                                                           18,181                 17,402
-------------------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                              1,675,857              1,672,200
-------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
Common stock, no par value, 24,000,000 shares authorized,
       10,874,222 shares issued at March 31, 2006 and 10,869,655 shares issued
       at December 31, 2005, including shares in treasury                                       162,345                162,231
Retained earnings                                                                                34,551                 30,740
Accumulated comprehensive loss, net of deferred income taxes                                     (3,962)                (1,116)
Treasury stock, at cost, 330,739 shares at March 31, 2006 and 350,675 shares
       at December 31, 2005                                                                      (8,265)                (8,778)
-------------------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                                       184,669                183,077
-------------------------------------------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity                             $       1,860,526      $       1,855,277
===============================================================================================================================

See notes to the consolidated unaudited financial statements


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

 (Dollars in thousands, except per share data)                                                 For the Three Months
                                                                                                 Ended March 31,
                                                                                       -------------------------------------
                                                                                              2006                2005
                                                                                       -----------------   -----------------
Interest Income:
  Interest and fees on loans                                                            $        18,961     $        16,296
  Interest on taxable investment securities                                                       6,017               5,659
  Interest on tax-exempt investment securities                                                      730                 676
  Other interest income                                                                              40                  12
----------------------------------------------------------------------------------------------------------------------------
     Total interest income                                                                       25,748              22,643
----------------------------------------------------------------------------------------------------------------------------
Interest Expense:
  Interest on deposits                                                                            6,642               5,105
  Interest on short-term borrowings                                                               1,767                 546
  Interest on long-term borrowings                                                                3,201               3,682
  Interest on junior subordinated notes held by subsidiary trusts                                   635                 598
----------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                                      12,245               9,931
----------------------------------------------------------------------------------------------------------------------------
         Net interest income                                                                     13,503              12,712
Provision for loan losses                                                                           268                 941
----------------------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses                                     13,235              11,771
----------------------------------------------------------------------------------------------------------------------------
Other Income:
  Investment and insurance commissions                                                            3,375               2,654
  Service charges on deposit accounts                                                             2,461               2,274
  Income from fiduciary activities                                                                  777                 757
  Electronic banking income                                                                         697                 647
  Business owned life insurance                                                                     406                 454
  Mortgage banking income                                                                           170                 117
  Gain on securities transactions                                                                     -                 233
  Other                                                                                             228                 232
----------------------------------------------------------------------------------------------------------------------------
         Total other income                                                                       8,114               7,368
----------------------------------------------------------------------------------------------------------------------------
Other Expenses:
  Salaries and employee benefits                                                                  6,912               6,686
  Net occupancy and equipment                                                                     1,242               1,289
  Professional fees                                                                                 612                 665
  Amortization of other intangible assets                                                           582                 688
  Marketing                                                                                         475                 381
  Data processing and software                                                                      468                 461
  Franchise tax                                                                                     445                 411
  Other                                                                                           2,330               2,166
----------------------------------------------------------------------------------------------------------------------------
         Total other expenses                                                                    13,066              12,747
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                        8,283               6,392
Income taxes                                                                                      2,352               1,700
----------------------------------------------------------------------------------------------------------------------------
Net income                                                                              $         5,931     $         4,692
============================================================================================================================

Earnings per share:
  Basic                                                                                 $          0.56     $          0.45
----------------------------------------------------------------------------------------------------------------------------
  Diluted                                                                               $          0.56     $          0.44
----------------------------------------------------------------------------------------------------------------------------

Weighted-average number of shares outstanding:
  Basic                                                                                      10,530,444          10,419,189
----------------------------------------------------------------------------------------------------------------------------
  Diluted                                                                                    10,655,233          10,558,003
----------------------------------------------------------------------------------------------------------------------------

Cash dividends declared                                                                 $         2,120     $         1,989
----------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                                                       $          0.20     $          0.19
----------------------------------------------------------------------------------------------------------------------------

See notes to the consolidated unaudited financial statements


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)


(Dollars in Thousands, except Per Share Data)
                                                       Common Stock                          Accumulatede
                                                 --------------------------    Retained     Comprehensive     Treasuer
                                                   Shares         Amount       Earnings         Loss           Stock          Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                       10,869,655   $   162,231  $     30,740   $   (1,116)   $     (8,778)  $   183,077
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                        5,931                                      5,931
Other comprehensive loss, net of tax                                                          (2,846)                       (2,846)
Cash dividends declared of $0.20 per share                                       (2,120)                                    (2,120)
Stock-based compensation expense                                      124                                                      124
Purchase of treasury stock, 1,133 shares                                                                         (33)          (33)
Exercise of common stock options (reissued
   21,069 treasury shares)                                           (144)                                       546           402
Issuance of common stock under dividend
   reinvestment plan                                  4,567           134                                                      134
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2006                          10,874,222   $   162,345  $     34,551   $   (3,962)   $     (8,265)  $   184,669
-----------------------------------------------------------------------------------------------------------------------------------



           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)                                                                           For the Three Months
                                                                                                    Ended March 31,
                                                                                                ------------------------
                                                                                                     2006        2005
                                                                                                ------------ -----------
Net income                                                                                       $    5,931  $    4,692
Other comprehensive loss:
   Unrealized loss on available-for-sale securities arising in the period                            (4,378)     (6,295)
   Less: reclassification adjustment for net securities gains included in net income                      -         233
   Unrealized gain on cash flow hedge derivatives arising in the period                                   -          30
------------------------------------------------------------------------------------------------------------------------
     Total other comprehensive loss                                                                  (4,378)     (6,498)
      Income tax benefit                                                                              1,532       2,274
------------------------------------------------------------------------------------------------------------------------
         Total other comprehensive loss, net of tax                                                  (2,846)     (4,224)
------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                       $    3,085  $      468
------------------------------------------------------------------------------------------------------------------------

See notes to the consolidated unaudited financial statements


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in Thousands)                                                                  For the Three Months
                                                                                          Ended March 31,
                                                                                -------------------------------------
                                                                                      2006                  2005
                                                                                ---------------       ---------------
Net cash provided by operating activities                                       $        6,139        $       19,372


Cash flows from investing activities:
     Purchases of available-for-sale securities                                        (14,482)              (25,840)
     Proceeds from sales of available-for-sale securities                                    -                   593
     Proceeds from maturities, calls and prepayments of available-for-sale
          securities                                                                    10,432                28,281
     Net increase in loans                                                              (7,439)               (1,980)
     Net expenditures for premises and equipment                                          (398)                 (550)
     Net proceeds from sales of other real estate owned                                    461                   266
     Investment in limited partnership and tax credit funds                                  -                (1,519)
---------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                                (11,426)                 (749)

Cash flows from financing activities:
     Net increase in non-interest-bearing deposits                                       4,053                 4,108
     Net increase in interest-bearing deposits                                          46,344                29,780
     Net increase in short-term borrowings                                              20,342                31,829
     Payments on long-term borrowings                                                  (67,805)              (78,222)
     Cash dividends paid                                                                (1,981)               (1,770)
     Purchase of treasury stock                                                            (33)               (1,644)
     Proceeds from issuance of common stock                                                402                   192
---------------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) financing activities                    1,322               (15,727)
---------------------------------------------------------------------------------------------------------------------
                  Net (decrease) increase in cash and cash equivalents                  (3,965)                2,896
Cash and cash equivalents at beginning of period                                        39,648                31,449
---------------------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                    $       35,683        $       34,345
=====================================================================================================================

Supplemental cash flow information:
     Interest paid                                                              $       11,881        $       10,043
---------------------------------------------------------------------------------------------------------------------
     Income taxes paid                                                                     200                     -
---------------------------------------------------------------------------------------------------------------------

 See notes to the consolidated unaudited financial statements

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.  Basis of Presentation
    ---------------------
    The accounting and reporting policies of Peoples Bancorp Inc. ("Peoples Bancorp") and Subsidiaries (collectively, "Peoples") conform to accounting principles generally accepted in the United States and to general practices within the financial services industry. Peoples considers all of its principal activities to be financial services related. The accompanying unaudited consolidated financial statements of Peoples reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. To conform to the 2006 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income comprehensive income, cash provided by operating activities or stockholders' equity. Results of operation for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

    Certain information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet at December 31, 2005 contained herein has been derived from the audited balance sheet included in Peoples Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 ("2005 Form 10-K"). These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2005 Form 10-K.

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


2.  New Accounting Pronouncements:
    ------------------------------
    On March 17, 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 156 permits entities to subsequently measure servicing rights at fair value and report changes in fair value in earnings rather than amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation as required under SFAS 140. Entities that elect to subsequently measure their servicing rights at fair value may no longer find it necessary to qualify for and apply the provisions of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to achieve an income statement effect similar to the application of hedge accounting for instruments used to manage the effect of interest rate changes on servicing rights.

    SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption of the Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements for any interim period of that fiscal year. Peoples elected to adopt SFAS 156 on January 1, 2007, and has not changed its method of accounting for its mortgage servicing rights. Management does not expect the adoption to have a material impact on Peoples' financial condition, results of operations or cash flows.


3.  Stock-Based Compensation:
    -------------------------
    On January 1, 2006, Peoples adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("SFAS123(R)"), using the modified-prospective-transition method. Under that transition method, compensation cost recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and
    (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Prior to January 1, 2006, Peoples accounted for stock-based compensation using the intrinsic value method. Under the provisions of Peoples Bancorp's stock option plans, the exercise price per share of each option granted cannot be less than the fair market value of the underlying common shares on the date of grant. As a result, Peoples previously did not recognize any stock-based employee compensation expense in net income prior to January 1, 2006.
    As a result of adopting SFAS 123(R), Peoples' income before income taxes and net income for the quarter ended March 31, 2006, are $124,000 and $81,000 lower, respectively, than if Peoples had continued to account for share-based compensation under the intrinsic method. Basic and diluted earnings per share for the quarter ended March 31, 2006, would have been $0.57 and $0.56, respectively, if Peoples had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.56.

    The following table illustrates the effect on net income and earnings per share had Peoples applied fair value recognition to stock-based employee compensation, assuming the estimated fair value of the options as of the grant date is amortized to expense over the vesting period:


(Dollars in Thousands, except Per Share Data)                      Three Months Ended
                                                                       March 31,
                                                              -----------------------------
                                                                  2006             2005
                                                              ------------    -------------
Net income, as reported                                       $     5,931     $      4,692
Deduct: stock-based compensation expense determined
   under fair value based method not included in net
   income, net of tax                                                   -              145
-------------------------------------------------------------------------------------------
Pro forma net income                                          $     5,931     $      4,547
-------------------------------------------------------------------------------------------

Basic Earnings Per Share:
     As reported                                              $      0.56     $       0.45
-------------------------------------------------------------------------------------------
     Pro forma                                                $      0.56     $       0.44
-------------------------------------------------------------------------------------------

Diluted Earnings Per Share:
     As reported                                              $      0.56     $       0.44
-------------------------------------------------------------------------------------------
     Pro forma                                                $      0.56     $       0.43
-------------------------------------------------------------------------------------------

    The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                           2006        2005
                                                        ---------   ----------
Risk-free interest rate                                     4.37%        4.44%
Dividend yield                                              2.61%        2.75%
Volatility factor of the market price of parent stock       26.0%        27.8%
Weighted-average expected life of options               6.5 years    7.4 years



The following table summarizes Peoples' stock options for the three months ended March 31, 2006:

                                                                       Weighted
                                                                        Average
                                                        Number         Exercise
                                                       of Shares         Price
                                                      --------------------------
Outstanding at January 1, 2006                           475,832    $     20.41
Granted                                                   44,615          28.25
Exercised                                                 50,313          21.34
Canceled                                                       -              -
--------------------------------------------------------------------------------
Outstanding at March 31, 2006                            470,134          21.05
--------------------------------------------------------------------------------

Exercisable at March 31, 2006                            413,969          20.14
--------------------------------------------------------------------------------

Weighted average estimated fair value of options
granted during the period                                           $      7.33
--------------------------------------------------------------------------------


The following summarizes information concerning Peoples' stock options outstanding at March 31, 2006:




                                         Options Outstanding                        Options Exercisable
                          ---------------------------------------------------  -------------------------------
                                               Weighted
                                                Average           Weighted                         Weighted
                              Option           Remaining           Average                          Average
        Range of              Shares          Contractual         Exercise        Number           Exercise
     Exercise Prices        Outstanding          Life               Price       Exercisable          Price
                          ------------------------------------------------------------------------------------

  $11.87    to   $13.59            76,394         3.3 years    $       13.40          76,394    $       13.40
  $13.59    to   $18.70            77,221         3.0 years            15.51          77,221            15.51
  $18.70    to   $22.32           132,989         4.7 years            20.93         132,989            20.93
  $22.33    to   $27.74           110,483         7.5 years            25.47          98,933            25.41
  $27.74    to   $29.48            73,047         9.1 years            28.41          28,432            28.66
                          ----------------  ----------------     ------------  --------------     ------------
                                  470,134         5.5 years    $       21.05         413,969    $       20.14



4.  Employee Benefit Plans:
    -----------------------
    Components of Net Periodic Benefit Costs
    ----------------------------------------
    Peoples Bancorp sponsors a noncontributory defined benefit pension plan that covers substantially all employees hired before January 1, 2003, and a noncontributory defined contribution plan that covers substantially all employees hired on or after January 1, 2003. Peoples Bancorp also sponsors a contributory postretirement benefit plan for former employees who were retired as of December 31, 1992. The following table details the components of the net periodic benefit cost for the plans:


                                        Pension Benefits        Postretirement Benefits
                                     ------------------------   ------------------------
                                       Three Months Ended         Three Months Ended
                                            March 31,                  March 31,
                                     ------------------------   ------------------------
(Dollars in Thousands)                   2006           2005         2006          2005
                                     ---------    -----------   ----------    ----------
Service cost                         $     217     $      232    $       -    $        -
Interest cost                              189            207            6             9
Expected return on plan assets            (291)          (279)           -             -
Amortization of prior service cost           1              1            -             3
Amortization of net loss                    64             62            -             3
----------------------------------------------------------------------------------------
Net periodic benefit cost            $     180     $      223    $       6    $       15
----------------------------------------------------------------------------------------


    Employer Contributions
    ----------------------
    Through March 31, 2006, Peoples Bancorp contributed $1.2 million to its pension plan upon the recommendation of and approval by Peoples Bancorp's Retirement Plan Committee and Board of Directors.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION
------------------------------------------------------------------------

                             SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management's discussion and analysis that follows:

                                                                                     At or For the Three
                                                                                   Months Ended March 31,
                                                                             ------------------------------------
SIGNIFICANT RATIOS                                                                 2006               2005
                                                                             ----------------    ----------------
Return on average equity                                                             13.02 %            10.85 %
Return on average assets                                                              1.30 %             1.05 %
Net interest margin (a)                                                               3.40 %             3.27 %
Efficiency ratio (b)                                                                 56.67 %            59.60 %
Average stockholders' equity to average assets                                       10.00 %             9.69 %
Average loans to average deposits                                                    95.73 %            94.34 %
Cash dividends to net income                                                         35.74 %            42.39 %
-----------------------------------------------------------------------------------------------------------------

ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (c)                                   0.56 %             0.72 %
Nonperforming assets as a percent of total assets (d)                                 0.33 %             0.46 %
Allowance for loan losses to loans net of unearned interest                           1.36 %             1.50 %
Allowance for loan losses to nonperforming loans (c)                                 242.7 %            208.1 %
Provision for loan losses to average loans (period only)                              0.02 %             0.09 %
Net charge-offs as a percentage of average loans                                      0.12 %             0.20 %

-----------------------------------------------------------------------------------------------------------------

CAPITAL RATIOS (end of period)
Tier I capital ratio                                                                 11.97 %            11.16 %
Risk-based capital ratio                                                             13.26 %            12.52 %
Leverage ratio                                                                        8.40 %             7.60 %

-----------------------------------------------------------------------------------------------------------------

PER SHARE DATA
Earnings per share - basic                                                      $     0.56         $     0.45
Earnings per share - diluted                                                          0.56               0.44
Cash dividends declared per share                                                     0.20               0.19
Book value per share (end of period)                                                 17.51              16.61
Tangible book value per share (end of period) (e)                                    11.00               9.84
Weighted average shares outstanding - Basic                                     10,530,444         10,419,189
Weighted average shares outstanding - Diluted                                   10,655,233         10,558,003
Common shares outstanding at end of period                                      10,543,483         10,393,879
-----------------------------------------------------------------------------------------------------------------


(a) Fully-tax equivalent net interest income as a percentage of average earning assets.
(b) Non-interest expense (less intangible amortization) as a percentage of fully-tax equivalent net interest income plus non-interest income.
(c) Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans.
(d) Nonperforming assets include nonperforming loans and other real estate owned.
(e) Tangible book value per share reflects capital calculated for banking regulatory requirements and excludes balance sheet impact of intangible assets acquired through acquisitions.

Forward-Looking Statements
--------------------------
Certain statements in this Form 10-Q which are not historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes", "plans", "will", "would", "should", "could" and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to:

     (1) competitive pressures among depository institutions which may increase significantly;
     (2) changes in the interest rate environment which may adversely impact interest margins;
     (3) prepayment speeds, loan originations and sale volumes, charge-offs and loan loss provisions may be less favorable than expected;
     (4)  general economic conditions may be less favorable than expected;
     (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions;
     (6) legislative or regulatory changes or actions may adversely affect Peoples' business;
     (7)  changes and trends in the securities markets;
     (8) a delayed or incomplete resolution of regulatory issues that could arise;
     (9) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity;
     (10) the costs and effects of regulatory and legal developments, including the outcome of regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations; and
     (11) other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the Securities and Exchange Commission ("SEC"), including those risk factors included in the disclosure under the heading "ITEM 1A. RISK FACTORS" of Part I of Peoples' 2005 Form 10-K.

All forward-looking statements speak only as of the execution date of this Form 10-Q and are expressly qualified in their entirety by the cautionary statements. Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management's knowledge of Peoples' business and operations, it is possible that actual results may differ materially from these projections. Additionally, Peoples undertakes no obligation to release revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q. Copies of documents filed with the SEC are available free of charge at the SEC's website at http://www.sec.gov and/or from Peoples Bancorp's website.


Business Overview
-----------------
The following discussion and analysis of the unaudited consolidated financial statements of Peoples is presented to provide insight into management's assessment of the financial condition and results of operations. Peoples Bancorp's primary subsidiaries are Peoples Bank, National Association ("Peoples Bank"), Peoples Investment Company, PEBO Capital Trust I and PEBO Capital Trust
II. Peoples Bank also operates Peoples Insurance Agency, Inc. ("Peoples Insurance"), PBNA L.L.C. and Peoples Loan Services, Inc. Peoples Investment Company also owns Peoples Capital Corporation.

Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency. Peoples Bank offers financial products and services through 48 financial service locations and 34 ATMs in Ohio, West Virginia and Kentucky. Peoples Bank's internet-banking service, Peoples OnLine Connection, can be found on the Internet at www.peoplesbancorp.com (this uniform resource locator (URL) is an inactive, textual reference only). Peoples Bank provides an array of financial products and services to customers that include traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. Peoples provides services through traditional walk-in offices and automobile drive-in facilities, automated teller machines, banking by phone, and the Internet.

Peoples Bank also makes available other financial services through Peoples Financial Advisors, which provides customer-tailored services for fiduciary needs, investment alternatives, financial planning, retirement plans and other asset management needs. Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank offices. Peoples Bank also offers a full range of life, health, property and casualty insurance products to customers in Peoples' markets through Peoples Insurance.

Peoples Investment Company and its subsidiary, Peoples Capital Corporation, were formed in 2001 to optimize Peoples' consolidated capital position and improve profitability by providing new investment opportunities that are either limited or restricted at the bank level. These investments include, but are not limited to, low-income housing tax credit funds or projects, venture capital, and other higher risk investments. Presently, the operations of both companies do not represent a significant part of Peoples' overall business activities.

This discussion and analysis should be read in conjunction with the audited consolidated financial statements, and notes thereto, contained in Peoples' 2005 Form 10-K, as well as the ratios, statistics and discussions contained elsewhere in this Form 10-Q.


Critical Accounting Policies
----------------------------
The accounting and reporting policies of Peoples conform to generally accepted accounting principles in the United States ("US GAAP") and to general practices within the financial services industry. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples' consolidated financial statements and management's discussion and analysis at March 31, 2006, which were unchanged from the policies disclosed in Peoples' 2005 Form 10-K.


Summary of Recent Transactions and Events
-----------------------------------------
The following is a summary of recent transactions that have impacted or are expected to impact Peoples' results of operations or financial condition:

     o On January 17, 2006, Peoples Bancorp announced the authorization to repurchase up to 425,000, or approximately 4%, of Peoples Bancorp's outstanding common shares in 2006 from time to time in open market or privately negotiated transactions (the "2006 Stock Repurchase Program"). Any repurchased common shares will be held as treasury shares and are anticipated to be used for future exercises of stock options granted under Peoples Bancorp's stock option and equity-based compensation plans, future issuances of common shares in connection with Peoples Bancorp's deferred compensation plans, and other general corporate purposes. Through March 31, 2006, Peoples Bancorp had not repurchased any common shares under the 2006 Stock Repurchase Program.

     o On January 27, 2006, Peoples Bank announced plans to open a new full-service banking office in Lancaster, Ohio. The new office will include an ATM and drive-through banking and focus on providing banking and related financial services to prospective and current clients in the Lancaster area. Management expects this office to open in May 2006.

     o On April 20, 2006, Peoples Bank announced that it had agreed to sell its South Shore, Kentucky banking office to American Savings Bank, fsb. This sale is consistent with Peoples' strategic plan to optimize its branch network for better growth opportunities. The transaction, which is subject to regulatory approval, is expected to be completed by September 30, 2006, and includes the sale of approximately $6 million in deposits and $1 million of loans. Management does not expect the sale of the South Shore office to have a material impact on Peoples' financial condition, results of operations, capital or cash flows.

The impact of these transactions, where material, is discussed in the applicable sections of this management's discussion and analysis.


Financial Overview
------------------
For the quarter ended March 31, 2006, net income was $5.9 million, a 26% increase compared to $4.7 million earned in the first quarter of 2005. Earnings per diluted share grew 27% to $0.56 for the first quarter of 2006, from $0.44 a year ago. Key drivers of first quarter earnings growth were higher net interest income levels, increased insurance and investment revenues and a lower provision for loan losses. As a result of higher net income, return on average equity improved to 13.02% for the first quarter of 2006, from 10.85% a year ago, and return on average assets was 1.30% compared to 1.05% for the same periods, respectively.

Net interest income increased 6% to $13.5 million in the first quarter of 2006, from $12.7 million a year ago, as average earning assets and related interest income increased more than average interest-bearing liabilities and related funding costs. Net interest margin rose 13 basis points from a year ago, to 3.40% for the quarter ended March 31, 2006, as result of improved asset yields and some changes in the balance sheet mix of earning assets and funding sources.

For the first quarter of 2006, other income totaled $8.1 million, up 10% compared to a year ago predominantly due to higher insurance revenues. First quarter 2005 other income also included net gains on security and asset transactions of $241,000 compared to nominal net gains in 2006's first quarter. Other expense was up 3% to $13.1 million for the three months ended March 31, 2006, compared to the same period in 2005. Higher salaries and benefit costs were the primary factor for the first quarter increase in total expense. Even with this increase, Peoples' efficiency ratio improved to 56.7% in the first quarter of 2006, from 59.6% a year ago.

At March 31, 2006, total assets were $1.86 billion, which was comparable to year-end 2005. Gross portfolio loans increased by $7.2 million since December 31, 2005, totaling $1.08 billion at quarter-end. The largest portion of this loan growth was from business loan originations. Investment securities totaled $588.8 million at March 31, 2006, down only slightly from year-end 2005.

Total liabilities were $1.68 billion at March 31, 2006, compared to $1.67 billion at year-end 2005. Deposit balances grew $50.3 million in the first quarter to $1.14 billion at March 31, 2006, due to increases of $46.3 million in interest-bearing deposits and $4.1 million in non-interest-bearing balances. The higher deposit balances allowed Peoples to reduce non-deposit borrowings by $47.4 million to $518.1 million at March 31, 2006, from $565.5 million at December 31, 2005.

At March 31, 2006, total stockholders' equity was $184.7 million versus $183.1 million at December 31, 2005. This increase was the result of Peoples' earnings, net of dividends paid, of $3.8 million, which were partially offset by a $2.8 million increase in accumulated comprehensive loss.




                              RESULTS OF OPERATIONS

Interest Income and Expense
---------------------------
Peoples earns interest income from loans, investment securities and short-term investments and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue, totaling $13.5 million in the first quarter of 2006, up 6% from a year ago. For the first quarter of 2006, interest income grew 14% to $25.7 million, due to higher average earning assets and improved yields on these assets, while interest expense was up 23% to $12.2 million, attributable to increased average interest-bearing liabilities and related funding costs, compared to the same period in 2005. Compared to the fourth quarter of 2005, net interest income was essentially unchanged, as increased interest expense offset higher levels of interest income.

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


                                                              Three Months Ended
                                             ------------------------------------------------------
                                                 March 31,       December 31,         March 31,
(Dollars in thousands)                              2006               2005               2005
                                             ----------------   ----------------   ----------------
Net interest income, as reported               $      13,503     $       13,528      $      12,712
Taxable equivalent adjustments                           430                431                394
---------------------------------------------------------------------------------------------------
Fully-tax equivalent net interest income       $      13,933     $       13,959      $      13,106
---------------------------------------------------------------------------------------------------


Between June 2004 and March 2006, the Federal Reserve's Open Market Committee has increased the target Federal Funds rate 375 basis points, causing a similar increase in short-term market interest rates. However, market driven longer-term interest rates have risen very little during this same period, resulting in the compression of the spread between short-term and longer-term interest rates. This flattening of the yield curve, coupled with intense competition for loans and deposits, has made it difficult for many financial institutions, including Peoples, to improve or even maintain their net interest margins. In the first quarter of 2006, Peoples grew its net interest margin compared to a year ago as a result of improved asset yields that exceeded the increase in funding costs and a change in the balance sheet mix of earning assets and interest-bearing liabilities.

Net interest margin, calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the mix and pricing of Peoples' earning assets and interest-bearing liabilities. The following tables details Peoples' average balance sheet and analysis of net interest income:


                                                         For the Three Months Ended March 31,
                                       --------------------------------------------------------------------------
                                                      2006                                  2005
                                       ------------------------------------   -----------------------------------
(dollars in thousands)                    Average      Income/     Yield/      Average       Income/     Yield/
                                          Balance      Expense      Rate       Balance       Expense      Rate
                                       ------------  ------------ ---------  ------------ ------------- ---------
ASSETS
Securities:
  Taxable                              $   518,662   $     6,017     4.64%   $   537,014  $      5,659     4.27%
  Tax-exempt (1)                            68,902         1,124     6.52%        62,453         1,039     6.75%
-----------------------------------------------------------------------------------------------------------------
    Total securities                       587,564         7,141     4.86%       599,467         6,698     4.47%

Loans (2):
  Commercial (1)                           688,744        12,298     7.24%       611,085         9,587     6.36%
  Real estate (3)                          318,766         5,334     6.69%       353,769         5,435     6.23%
  Consumer                                  65,053         1,365     8.51%        58,971         1,305     8.97%
-----------------------------------------------------------------------------------------------------------------
    Total loans                          1,072,563        18,997     7.16%     1,023,825        16,327     6.47%
Less: Allowance for loan loss              (14,834)                              (14,850)
-----------------------------------------------------------------------------------------------------------------
    Net loans                            1,057,729        18,997     7.26%     1,008,975        16,327     6.53%
Interest-bearing deposits with banks         2,500            24     3.93%         2,311            10     1.74%
Federal funds sold                           1,472            16     4.27%           256             2     2.38%
-----------------------------------------------------------------------------------------------------------------
    Total earning assets                 1,649,265   $    26,178     6.40%   $ 1,611,009  $     23,037     5.76%
Intangible assets                           68,980                                70,614
Other assets                               129,345                               127,746
-----------------------------------------------------------------------------------------------------------------
       Total assets                    $ 1,847,590                             1,809,369
=================================================================================================================

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                              $   127,596           198     0.63%   $   154,344  $        290     0.76%
  Interest-bearing demand deposits         289,206         1,596     2.24%       279,319         1,007     1.46%
  Time                                     538,934         4,848     3.65%       495,992         3,808     3.11%
-----------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits        955,736         6,642     2.82%       929,655         5,105     2.23%
Borrowed funds:
  Short-term                               165,332         1,767     4.33%        91,945           546     2.41%
  Long-term                                361,385         3,836     4.25%       439,523         4,280     3.90%
-----------------------------------------------------------------------------------------------------------------
    Total borrowed funds                   526,717         5,603     4.28%       531,468         4,826     3.66%
-----------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities   1,482,453   $    12,245     3.34%   $ 1,461,123  $      9,931     2.75%
Non-interest-bearing deposits              164,722                               155,607
Other liabilities                           15,715                                17,235
-----------------------------------------------------------------------------------------------------------------
    Total liabilities                    1,662,890                             1,633,965
Stockholders' equity                       184,700                               175,404
-----------------------------------------------------------------------------------------------------------------
  Total liabilities and equity         $ 1,847,590                             1,809,369
=================================================================================================================

Interest spread                                      $    13,933     3.06%                $     13,106     3.01%
Interest income to earning assets                                    6.40%                                 5.76%
Interest expense to earning assets                                   3.00%                                 2.49%
-----------------------------------------------------------------------------------------------------------------
  Net interest margin                                                3.40%                                 3.27%
-----------------------------------------------------------------------------------------------------------------


(1) Interest income and yields are presented on a fully tax-equivalent basis using a 35% tax rate.
(2) Nonaccrual and impaired loans are included in the average loan balances. Related interest income on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income. Loan fees included in interest income totaled $132 and $124 for the periods presented in 2006 and 2005, respectively.
(3) Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.


Net loans continue to comprise the largest portion of Peoples' earning assets, averaging $1.06 billion versus $1.01 billion for the first quarters of 2006 and 2005, respectively, and was the driver of the growth in earning assets in the first quarter of 2006. The FTE yield on net loans improved 73 basis points from new loans being originated at higher rates and the upward repricing of variable rate, prime based loans as a result of the Federal Reserve's action to increase interest rates, although the effect on pricing due to intense competition for new commercial loans and the repayment of some higher yielding loans have tempered these improvements. Average investment securities decreased 2% from a year ago, as management used a portion of the principal runoff to fund loan growth and manage liquidity.

In the first quarter of 2006, interest-bearing deposits averaged $955.7 million, up from $929.7 million a year ago due to a $32 million increase in average certificates of deposit ("CD") balances and an $11 million growth in average brokered deposits. The average cost of interest-bearing deposits was 2.82% for the first quarter of 2006 compared to 2.23% for 2005's first quarter. Peoples also utilizes a variety of borrowings as complementary funding sources to traditional and brokered deposits. Through three months of 2006, total borrowed funds averaged $526.7 million compared to $531.5 million a year ago. Peoples' overall cost of borrowed funds increased to 4.28% in the first quarter of 2006, from 3.66% last year. The higher costs of both deposits and borrowings reflect the general increase in short-term interest rates, the increasing competitive pressures for deposit generation and the impact from the upward repricing of certain liabilities. Peoples has also utilized special CD promotions to attract and retain deposit balances, which has contributed to the increase in deposit costs.

The following details the average balance and rate of Peoples' borrowed funds:


                                                                  Three months Ended
                                         ---------------------------------------------------------------------
                                           March 31, 2006         December 31, 2005         March 31, 2005
                                         --------------------    ---------------------   ---------------------
(Dollars in thousands)                     Average     Rate        Average      Rate       Average      Rate
                                           Balance                 Balance                 Balance
                                         ------------ -------    ------------  -------   ------------- -------
Short-term borrowings:
  FHLB advances                          $   130,532   4.45%     $   141,571    3.90%    $     76,450   2.49%
  Retail repurchase agreements                34,800   3.61%          29,125    3.25%          15,495   1.80%
--------------------------------------------------------------------------------------------------------------
      Total short-term borrowings        $   165,332   4.33%     $   170,696    3.84%    $     91,945   2.41%
--------------------------------------------------------------------------------------------------------------

Long-term borrowings:
  FHLB advances                          $   185,408   4.18%     $   192,326    4.12%    $    208,466   4.10%
  Wholesale repurchase agreements            133,016   3.27%         157,850    3.17%         186,483   3.04%

  Other long-term borrowings                  42,961   7.85%          42,940    7.64%          44,574   6.77%
--------------------------------------------------------------------------------------------------------------
          Total long-term borrowings     $   361,385   4.25%     $   393,116    4.19%    $    439,523   3.95%
--------------------------------------------------------------------------------------------------------------

The change in both short-term and long-term borrowings reflects management's decision to repay maturing long-term debt with short-term FHLB advances rather than extend the term at current market rates and to use the increase in average deposit balances to reduce the amount of short-term FHLB advances. Additional information regarding Peoples' borrowed funds can be found later in this discussion under the caption "FINANCIAL CONDITION-Funding Sources".

The combination of higher current interest rates and intense competition for loans and deposits continues to pressure net interest income and margin. One of Peoples' major strategic initiatives for 2006 is to change its balance sheet mix by increasing the proportion of loans and decreasing the proportion of investments to total earning assets while reducing the amount of wholesale funding. This strategy should produce long-term benefits to Peoples' net interest income and margin. However, management expects the repricing of existing funding sources, pricing competition and the flat yield curve to pressure net interest margin in the short-term which will minimize any positive margin impact from these balance sheet changes. Peoples will continue to monitor net interest income performance and manage its balance sheet mix through regular Asset-Liability Committee ("ALCO") meetings. However, the frequency and/or magnitude of changes in market interest rates are difficult to predict, much less react to, and may have a greater impact on net interest income than adjustments initiated by management.


Provision for Loan Losses
-------------------------
In the first quarter of 2006, Peoples' provision for loan losses was $268,000, down from $941,000 in the first quarter of 2005 and $562,000 for the fourth quarter of 2005. The provision is based on management's in depth quarterly analysis of the loan portfolio and historical loss experience and is directionally consistent with Peoples' loan quality and improving loss experience. Additionally, the first quarter of 2005 included a specific provision of $500,000 for a group of related commercial loans that management determined to be impaired.
The provision, when expressed as a percentage of average loans, was 0.02% for the first quarter of 2006 compared to 0.09% for the first quarter of 2005 and 0.05% for the fourth quarter of 2005. Future provisions for loan losses will continue to be based on management's quarterly procedural discipline that estimates the amount of losses incurred within the loan portfolio.


Non-Interest Income
-------------------
Peoples generates non-interest income from six primary sources: deposit account service charges, fiduciary activities, investment and insurance commissions, electronic banking ("e-banking"), mortgage banking and business owned life insurance ("BOLI"). In the first quarter of 2006, non-interest income, which excludes gains and losses on securities and asset disposal transactions, was $8.1 million, up 14% compared to $7.1 million in the first quarter of 2005. Higher insurance commission income was the key driver of increased non-interest income. Compared to the fourth quarter of 2005, non-interest income increased 15% in the first quarter as a result of Peoples recognizing annual, performance based insurance commission income, which is typically earned in the first quarter of the year.

Insurance and investment commissions comprised the largest portion of non-interest income in the first quarter of 2006, due in part to annual performance based commission income. For the three months ended March 31, 2006, insurance and investment commissions totaled $3.4 million compared to $2.7 million in 2005's first quarter, with performance based commission income accounting for $0.6 million of this increase. The higher performance based commission income, which is typically earned in the first quarter of each year and is based on volume and customer loss experience at Peoples Insurance, benefited from Peoples combining the books of business of the agencies acquired in mid-2004 at certain insurance carriers, which produced more economies of scale and, therefore, larger contingent income generation. The following table details Peoples' insurance and investment commissions:


                                                               Three Months Ended
                                              ------------------------------------------------------
                                                  March 31,       December 31,         March 31,
(Dollars in thousands)                               2006               2005               2005
                                              ----------------   ----------------   ----------------
Property and casualty insurance                $        1,935       $      1,782     $        1,850
Contingent performance based commissions                1,037                  -                481
Brokerage                                                 166                 98                 94
Life and health insurance                                 148                125                141
Fixed annuities                                            57                 18                 58
Credit life and A&H insurance                              32                 34                 30
----------------------------------------------------------------------------------------------------
Total                                          $        3,375       $      2,057     $        2,654
----------------------------------------------------------------------------------------------------

Service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided, remain a significant source of non-interest revenue. In the first quarter of 2006, deposit account service charges grew 8% compared to the same period a year ago, due to a $2 per item increase in overdraft and non-sufficient funds fees. Compared to the fourth quarter of 2005, deposit account service charges were down 2%, attributable to lower seasonal volumes of overdraft and non-sufficient funds fees. The following table details Peoples' deposit account service charges:


                                                              Three Months Ended
                                             ------------------------------------------------------
                                                 March 31,       December 31,         March 31,
(Dollars in thousands)                              2006               2005               2005
                                             ----------------   ----------------   ----------------
Overdraft fees                                $        1,527     $        1,705     $        1,430
Non-sufficient funds fees                                461                531                394
Other fees and charges                                   473                286                450
---------------------------------------------------------------------------------------------------
Total                                         $        2,461     $        2,522     $        2,274
---------------------------------------------------------------------------------------------------

Peoples' e-banking services include ATM and debit cards, direct deposit services and Internet banking and serve as alternative delivery channels to traditional sales offices for providing services to clients. In the first quarter of 2006, e-banking income was up 8% over the 2005 first quarter total, attributable to the combination of an increase in the number of debit cards issued to customers and higher volumes of debit card activity. At March 31, 2006, Peoples had 92,379 cards issued, with 52% of all eligible deposit accounts having a debit card, compared to 73,922 cards and a 48% penetration rate a year ago. Peoples' customers used their debit cards to complete $46 million of transactions in the first quarter of 2006, up 25% from $37 million a year ago.

In the first quarter of 2006, mortgage banking income was $170,000 versus $117,000 in the first quarter of 2005 and is comprised mostly of net gains from the origination and sale of long-term, fixed-rate real estate loans to the secondary market, which are largely dependent on customer demand. The higher reported first quarter income was the result of a net loss of $187,000 recorded in 2005's first quarter from Peoples' selling $11.6 million of acquired fixed-rate loans due to the associated interest rate risk. Excluding this loss, mortgage banking income decreased compared to the first quarter of 2006, reflecting lower volume of loans sold to the secondary market.


Non-Interest Expense
--------------------
Non-interest expense grew 3% in the first quarter of 2006 compared to the prior year's first quarter and was also up 4% versus the fourth quarter of 2005. The majority of the increases were attributable to higher salaries and benefit costs from annual salary adjustments and higher accrued incentive costs based on Peoples' higher earnings per share in the first quarter of 2006.

Also in the first quarter of 2006, Peoples recorded compensation expense of $124,000 under the new stock-based compensation accounting rules adopted on January 1, 2006, compared to no compensation expense in prior periods, due to Peoples accounting for stock-based compensation using the intrinsic value method of accounting for stock options in periods prior to January 1, 2006. Approximately $97,000 of 2006's first quarter expense was for options granted to certain employees in 2006 deemed fully vested for expense recognition due to the implicit service period under Peoples' stock option plans. Consequently, compensation expense related to stock options outstanding at March 31, 2006, will be lower in future quarters. However, the total amount of stock-based compensation expense recorded each quarter depends on the level and type of future stock-based awards, the requisite service periods of any such awards and the valuation method used by management.

Net occupancy and equipment costs decreased 4% in the first quarter of 2006 from a year ago. This decline is primarily attributable to a $72,000 decrease in depreciation expense from assets becoming fully depreciated, which was partially offset by a $37,000 increase in maintenance costs.

Marketing expense, which includes the cost of advertising, public relations and charitable contributions, was up $94,000, or 25%, in the first quarter of 2006. This increase was largely attributable to costs associated with Peoples' deposit growth marketing campaign implemented in late 2005 and a $75,000 higher charitable contribution to Peoples Bancorp Foundation, Inc. The timing of various marketing campaigns and charitable contributions, including contributions to Peoples Bancorp Foundation, Inc., will continue to be key drivers of Peoples' future marketing expense.


Return on Equity
----------------
In the first quarter of 2006, Peoples' return on equity ("ROE") was 13.02% versus 10.85% in the first quarter of 2005, attributable to Peoples' increased earnings. Management uses ROE to evaluate Peoples' long-term performance but believes earnings per share ("EPS") serves as a more meaningful measurement of short-term performance due to the volatility that can occur in equity from changes in the estimated fair value of Peoples' investment portfolio.


Return on Assets
----------------
Return on assets ("ROA") was 1.30% in the first quarter of 2006, up from 1.05% a year ago, reflecting the higher level of net income. In recent years, Peoples' primary focus has shifted to EPS enhancement and ROE while reducing the emphasis on ROA as a key performance indicator. However, management continues to monitor ROA and considers it a measurement of the effectiveness of Peoples' asset utilization.


Income Tax Expense
------------------
Peoples' effective tax rate was 28.4% for the first quarter of 2006 versus 26.6% a year ago. This increase was due to higher pre-tax income without a comparable increase in income from tax-exempt sources and reflects management's current estimate of the approximate annual effective rate for 2006.

Peoples continues to make tax-advantaged investments in order to manage its effective tax rate and overall tax burden. At March 31, 2006, the amount of tax-advantaged investments totaled $130.1 million compared to $121.5 million at March 31, 2005. While the volume of tax advantaged assets was up, the percentage of tax exempt to taxable income was down in the first quarter of 2006. Depending on economic and regulatory conditions, Peoples may make additional investments in various tax credit pools and other tax-advantaged assets.



                               FINANCIAL CONDITION

Cash and Cash Equivalents
-------------------------
At March 31, 2006, cash and cash equivalents totaled $35.7 million versus $39.6 million at December 31, 2005, with fewer items in process of collection accounting for much of the decline. The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs. Management believes the current balance of cash and cash equivalents, along with the availability of other funding sources, provides Peoples with sufficient liquidity to meet its cash requirements. Further information regarding Peoples' liquidity can be found later in this discussion under "Interest Rate Sensitivity and Liquidity."

Investment Securities
---------------------
Total investment securities had a fair market value of $588.8 million at March 31, 2006 and were down only slightly since year-end 2005 Through three months of 2006, Peoples purchased $14.5 million of investment securities, which exceeded proceeds from calls, maturities and prepayments of $10.4 million. The resulting increase in amortized cost was offset by a $4.4 million decline in market value attributable to changes in market interest rates. As a result, Peoples unrealized loss on investment securities was $6.1 million at March 31, 2006, compared to $1.7 million at December 31, 2005. Management does not believe any individual unrealized loss at March 31, 2006, represents an other-than-temporary impairment since Peoples has the ability and intent to hold those securities for a period of time sufficient to recover the amortized cost. The following table details Peoples' investment portfolio, at estimated fair value:


(Dollars in Thousands)                              March 31,       December 31, 2005      March 31,
                                                       2006                                  2005
                                                 -----------------  ------------------ ------------------
US Treasury securities and obligations of
     US government agencies and corporations     $        121,417    $        110,373   $         69,722
Obligations of states and political subdivisions           68,014              69,482             62,081
Mortgage-backed securities                                344,343             353,084            401,872
Other securities                                           55,013              56,374             59,017
---------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $        588,787    $        589,313   $        592,692
---------------------------------------------------------------------------------------------------------

Overall, the composition of Peoples' investment portfolio at March 31, 2006 was comparable to recent periods. Peoples' investment in mortgage-backed securities declined from the prior year-end amount due to management using a portion of the principal runoff to fund loan growth and for other corporate liquidity purposes. Management has also reinvested some of the cash flows from mortgage-backed securities into U.S. agency and municipal securities to improve the diversification and overall performance of the investment portfolio in a changing rate environment.

Management regularly evaluates the performance and liquidity of the investment portfolio. For the remainder of 2006, management may continue to utilize some or all of the cash flows from the investment portfolio to fund loan growth or reduce borrowed funds, as deemed appropriate from a net earnings and liquidity perspective. While Peoples' investment portfolio is used to prudently leverage excess capital when appropriate, it serves, first and foremost, as a means of maintaining liquidity to satisfy cash flow requirements and an interest rate risk management tool to balance the the timing of cash flows and repricing of Peoples' earning assets and interest-bearing liabilities.


Loans
-----
Peoples Bank originates various types of loans, including commercial, financial and agricultural loans ("commercial loans"), real estate loans and consumer loans, focusing primarily on lending opportunities in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets. At March 31, 2006, gross loans totaled $1.08 billion, up $7.2 million since year-end 2005. The following table details total outstanding loans:

(Dollars in Thousands)            March 31,       December 31,     March 31,
                                    2006              2005           2005
                               --------------    -------------  --------------
Commercial, mortgage            $    466,707     $    504,923   $     457,667
Commercial, other                    182,801          136,331         128,898
Real estate, construction             52,698           50,745          32,120
Real estate, mortgage                310,048          316,081         334,681
Consumer                              66,773           63,796          59,634
------------------------------------------------------------------------------
     Total loans                $  1,079,027     $  1,071,876   $   1,013,000
------------------------------------------------------------------------------

Commercial loan balances, including loans secured by commercial real estate, continue to represent the largest portion of Peoples' total loan portfolio, comprising 60.2% and 59.8% of total loans at March 31, 2006 and December 31, 2005, respectively. Much of the first quarter 2006 commercial loan growth resulted from continued demand for commercial mortgage loans in key markets and lower than expected payoffs. A significant portion of the changes in both commercial mortgage balances and other commercial loans was attributable to a reclassification of certain loans resulting from Peoples' ongoing regulatory reporting compliance and loan review process. While management believes lending opportunities exist in Peoples' markets, future commercial lending activities will be dependent on economic and related conditions, such as general demand for loans in Peoples' primary markets, interest rates offered by Peoples and normal underwriting considerations. Additionally, the potential for larger than normal commercial loan payoffs may limit loan growth during the remainder of 2006.

While commercial loans comprise the largest portion of Peoples' loan portfolio, generating residential real estate loans remains a major focus of Peoples' lending efforts. Included in real estate loans are home equity credit line balances of $45.6 million at March 31, 2006 versus $46.6 million at December 31, 2005. Real estate loan balances continue to be impacted by customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with servicing rights retained. At March 31, 2006, Peoples was servicing $147.4 million of real estate loans previously sold to the secondary market compared to $144.3 million at year-end 2005 and $124.1 million at March 31, 2005.

At March 31, 2006, consumer loan balances, including overdrafts, were $66.8 million, up from $63.8 million at year-end 2005. Peoples' indirect lending area contributed a significant portion of Peoples' consumer loan growth, with balances of $31.2 million and $28.2 million at March 31, 2006 and December 31, 2005, respectively. Peoples' ability to maintain, or even grow, consumer loans in future quarters continues to be impacted by strong competition for various types of consumer loans, especially automobile loans, as well as availability of alternative credit products, such as home equity credit lines. Additionally, Peoples' commitment to originate quality loans based on sound underwriting practices and appropriate loan pricing discipline remains the paramount objective and could limit any future growth.


Loan Concentration
------------------
Peoples' largest concentration of commercial loans is credits to assisted living facilities and nursing homes, which comprised approximately 8.8% of Peoples' outstanding commercial loans at quarter-end, compared to 8.9% at December 31, 2005. Loans to lodging and lodging-related companies also represented a significant portion of Peoples' commercial loans, comprising 6.8% of Peoples' outstanding commercial loans at March 31, 2006, versus 8.8% at year-end 2005.

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


Allowance for Loan Losses
-------------------------
Peoples' allowance for loan losses totaled $14.7 million, or 1.36% of total loans, at March 31, 2006, compared to $15.2 million, or 1.50% of total loans, at March 31, 2005, and $14.7 million, or 1.37% of total loans, at year-end 2005. The following table presents changes in Peoples' allowance for loan losses:

                                                    Three Months Ended
                                                         March 31,
                                               -----------------------------
(Dollars in Thousands)                                2006          2005
                                               --------------  -------------
Balance, beginning of period                   $      14,720   $     14,760
Chargeoffs                                              (653)        (1,068)
Recoveries                                               337            569
----------------------------------------------------------------------------
     Net chargeoffs                                     (316)          (499)
Provision for loan losses                                268            941
----------------------------------------------------------------------------
          Balance, end of period               $      14,672   $     15,202
----------------------------------------------------------------------------

The allowance is allocated among the loan categories based upon management's consistent, quarterly procedural discipline. However, the entire allowance for loan losses is available to absorb future loan losses in any loan category. The following details the allocation of the allowance for loan losses:


(Dollars in thousands)                             March 31,       December 31,        March 31,
                                                      2006             2005              2005
                                                 ---------------  ----------------  ----------------
Commercial                                       $       11,883    $       11,883   $        12,251
Consumer                                                  1,150             1,149             1,386
Real estate                                               1,400             1,400             1,175
Overdrafts                                                  239               288               269
Credit cards                                                  -                 -               121
----------------------------------------------------------------------------------------------------
     Total allowance for loan losses             $       14,672    $       14,720   $        15,202
----------------------------------------------------------------------------------------------------

The significant allocation of the allowance to commercial loans reflects the higher credit risk associated with this type of lending and continued growth in this portfolio. The allowance allocated to the real estate and consumer loan portfolios is based upon Peoples' allowance methodology for homogeneous pools of loans, which includes a consideration of changes in total balances in those portfolios. In prior periods, Peoples had maintained an allowance for credit cards that reflected an estimate of the loss from the retained recourse on the business credit cards included in the credit card portfolio sale. This recourse arrangement expired during the second quarter of 2005, eliminating the need for an allocation for credit cards.

In the first quarter of 2006, net loan charge-offs were $316,000, down 37% from $499,000 a year ago and 43% from $550,000 in the fourth quarter of 2005. The lower net charge-offs are attributable to a reduced amount of loans deemed uncollectible by management. The following table details Peoples' net charge-offs:


                                                              Three Months Ended
                                             ------------------------------------------------------
                                                March 31,         December 31,        March 31,
(Dollars in Thousands)                             2006               2005              2005
                                             -----------------  -----------------  ----------------
Commercial                                    $           137    $           143   $            43
Overdrafts                                                104                199                88
Real estate                                                90                113               315
Consumer                                                  (13)                97                61
Credit card                                                (2)                (2)               (8)
---------------------------------------------------------------------------------------------------
     Total net charge-offs                    $           316    $           550   $           499
---------------------------------------------------------------------------------------------------
As a percent of average loans  (a)                      0.12%              0.20%             0.20%
---------------------------------------------------------------------------------------------------

(a) Presented on an annualized basis.


Asset quality remains a key focus, as management continues to stress loan underwriting quality more than loan growth. Since December 31, 2005, the level of both nonperforming loans and assets has decreased slightly. The allowance for loan losses grew to 242.7% of nonperforming loans at quarter-end 2006, compared to 225.2% at December 31, 2005, reflecting the decline in nonperforming loans. The following table details Peoples' nonperforming assets:


                                                        March 31,       December 31,          March 31,
(Dollars in Thousands)                                    2006              2005                2005
                                                   ------------------  ----------------  ------------------
Loans 90+ days past due and accruing               $               -   $           251   $              84
Renegotiated loans                                                 -                 -               1,116
Nonaccrual loans                                               6,045             6,284               6,105
-----------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                 6,045             6,535               7,305
Other real estate owned                                           38               308                 873
-----------------------------------------------------------------------------------------------------------
       Total nonperforming assets                  $           6,083   $         6,843   $           8,178
-----------------------------------------------------------------------------------------------------------
Nonperforming loans as a percent of total loans                0.56%             0.61%               0.72%
-----------------------------------------------------------------------------------------------------------
Nonperforming assets as a percent of total assets              0.33%             0.37%               0.46%
-----------------------------------------------------------------------------------------------------------

At March 31, 2006, the recorded investment in loans that were considered to be impaired was $15.7 million, of which $12.2 million were accruing interest and $3.5 million were nonaccrual loans. Included in this amount were $3.8 million of impaired loans for which the related allowance for loan losses was $1.2 million. The remaining impaired loan balances do not have a related allocation of the allowance for loan losses because the loans have previously been written-down, are well secured or possess characteristics indicative of the ability to repay the loan. For the three months ended March 31, 2006, Peoples' average recorded investment in impaired loans was approximately $13.2 million and interest income of $258,000 was recognized on impaired loans during the period, representing 1.0% of Peoples' total interest income. This compares to average impaired loans of $10.4 million and interest income of $115,000, or 0.5% of Peoples' total interest income, for the first quarter of 2005.


Funding Sources
---------------
Deposits, both interest-bearing and non-interest-bearing, continue to be the most significant source of funds for Peoples, totaling $1.14 billion at March 31, 2006, versus $1.09 billion at year-end 2005. Much of this increase is attributable to higher interest-bearing balances, primarily certificates of deposits and brokered deposits. Non-interest-bearing deposits, which serve as a core funding source, have also increased $4.1 million since year-end 2005, reflecting Peoples' efforts to grow these balances and reduce its reliance on higher cost funding. The following table details Peoples' deposit balances:



        (Dollars in Thousands)                      March 31,         December 31,        March 31,
                                                      2006                2005               2005
                                                ------------------  -----------------  -----------------
        Retail certificates of deposit           $        493,235   $        465,148    $       451,359
        Interest-bearing transaction accounts             183,411            178,030            187,034
        Savings accounts                                  129,556            131,221            151,592
        Money market deposit accounts                     106,367            110,372            111,224
        Brokered certificates of deposits                  60,255             41,786             44,837
        ------------------------------------------------------------------------------------------------
              Total interest-bearing deposits             972,824            926,557            946,046
        ------------------------------------------------------------------------------------------------
        Non-interest-bearing deposits                     166,782            162,729            157,087
        ------------------------------------------------------------------------------------------------
              Total deposit balances             $      1,139,606   $      1,089,286    $     1,103,133
        ------------------------------------------------------------------------------------------------

The higher certificates of deposit balances in the first quarter of 2006 were primarily the result of special, short-term promotional offerings with very competitive rates. Peoples continues to experience fierce competition for deposits in its markets, which makes it difficult to maintain, let alone grow, deposit balances.

Peoples also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy liquidity needs. At March 31, 2006, borrowed funds totaled $518.1 million, down from $565.5 million at year-end 2005. The following details Peoples' short-term and long-term borrowings:


    (Dollars in Thousands)                               March 31,         December 31,        March 31,
                                                           2006                2005               2005
                                                     ------------------  -----------------  -----------------
    Short-term borrowings:
      FHLB advances                                   $        158,400   $        137,800    $        65,300
      Retail repurchase agreements                              35,638             35,896             18,424
    ---------------------------------------------------------------------------------------------------------
            Total short-term borrowings               $        194,038   $        173,696    $        83,724
    Long-term borrowings:
      FHLB advances                                   $        174,810   $        191,016    $       207,241
      National market repurchase agreements                    106,250            157,850            164,100
      Term note payable                                         13,600             13,600             15,300
    ---------------------------------------------------------------------------------------------------------
            Total long-term borrowings                $        294,660   $        362,466    $       386,641
    ---------------------------------------------------------------------------------------------------------
    Subordinated notes held by subsidiary trusts      $         29,372   $         29,350    $        29,285
    ---------------------------------------------------------------------------------------------------------
          Total borrowed funds                        $        518,070   $        565,512    $       499,650
    ---------------------------------------------------------------------------------------------------------

The short-term FHLB advances consist of overnight REPO advances used to manage Peoples' daily liquidity needs, which has caused some of the increase in recent periods. The remaining increase in short-term FHLB advances was due to management repaying maturing long-term borrowings using short-term FHLB advances rather than extending the borrowings at current market rates. Management expects to continue to utilize various wholesale borrowings, both amortizing and non-amortizing, to help manage its interest rate sensitivity and liquidity. Further information regarding Peoples' management of interest rate sensitivity can be found later in this discussion under "Interest Rate Sensitivity and Liquidity."


Capital/Stockholders' Equity
----------------------------
At March 31, 2006, stockholders' equity was $184.7 million versus $183.1 million at December 31, 2005, as Peoples' earnings, net of dividends paid, of $3.8 million were partially offset by a $2.8 million reduction in accumulated comprehensive income due to the change in market value of the investment portfolio.

For the quarter ended March 31, 2006, Peoples Bancorp declared dividends of $2.1 million, representing a dividend payout ratio of 35.7% of earnings, compared to $2.0 million, and a payout ratio of 42.4% a year ago. While management anticipates Peoples Bancorp continuing its 40-year history of consistent dividend growth in future periods, Peoples Bancorp's ability to pay dividends on its common shares is largely dependent upon dividends from Peoples Bank. In addition, other restrictions and limitations may prohibit Peoples Bancorp from paying dividends even when sufficient cash is available. Further, Peoples Bancorp or Peoples Bank may decide to limit the payment of dividends, even when the legal ability to pay them exists, in order to retain earnings for other strategic purposes. At March 31, 2006, Peoples Bank had approximately $2.3 million of net retained profits available to Peoples Bancorp as dividends without regulatory approval.

At March 31, 2006, Peoples had treasury stock totaling $8.3 million compared to $8.8 million at year-end 2005, reflecting the reissuance of shares for stock option exercises. Peoples may repurchase additional common shares in 2006 as authorized under the 2006 Stock Repurchase Program and deemed appropriate by management.

Management uses the tangible equity ratio as one measure of the adequacy of Peoples' capital. The ratio, defined as tangible equity as a percentage of tangible assets, excludes the balance sheet impact of intangible assets acquired through acquisitions accounted for using the purchase method of accounting. At March 31, 2006, Peoples' tangible equity ratio was 6.47% compared to 6.37% at December 31, 2005 and 5.94% at March 31, 2005. This higher ratio compared to prior periods reflects a greater proportional increase in tangible equity than tangible assets.

In addition to monitoring performance through traditional capital measurements (i.e., dividend payout ratios and ROE), Peoples has also complied with the capital adequacy standards mandated by the banking industry. At March 31, 2006, all three risk-based capital ratios for both Peoples and Peoples Bank were well above the minimum standards for a well-capitalized institution.


Interest Rate Sensitivity and Liquidity
---------------------------------------
While Peoples is exposed to various business risks, the risks relating to interest rate sensitivity and liquidity are typically the most complex and dynamic risks that can materially impact future results of operations and financial condition. The objective of Peoples' asset/liability management ("ALM") function is to measure and manage these risks in order to optimize net interest income within the constraints of prudent capital adequacy, liquidity and safety. This objective requires Peoples to focus on minimizing interest rate and liquidity risk exposure through its management of the mix of assets and liabilities, their related cash flows and the rates earned and paid on those assets and liabilities. Ultimately, the ALM function is intended to guide management in the acquisition and disposition of earning assets and selection of appropriate funding sources.

Interest Rate Risk
------------------
Interest rate risk ("IRR") is one of the most significant risks for Peoples and the entire financial services industry primarily arising in the normal course of business of offering a wide array of financial products to its customers, including loans and deposits, as well as from the diversity of its own investment portfolio and borrowed funds. IRR is the potential for economic loss due to future interest rate changes that can impact both the earnings streams as well as market values of financial assets and liabilities. Peoples' exposure to IRR is due primarily to differences in the maturity or repricing of earning assets and interest-bearing liabilities. In addition, other factors, such as prepayments of loans and investment securities or early withdrawal of deposits, can expose Peoples to IRR and increase interest costs or reduce revenue streams.

Peoples has charged the ALCO with the overall management of IRR. To this end, the ALCO has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level and amount of IRR. There have been no material changes to these policies or methods used by the ALCO to assess IRR from those disclosed in Peoples' 2005 Form 10-K.

The difference between rate sensitive assets and rate sensitive liabilities for specified time periods is known as the gap. The ALCO reviews static gap measures for specific periods focusing on a one-year cumulative gap. At March 31, 2006, Peoples' one-year cumulative gap amount was negative 12.7% of earning assets, which represented $213.3 million more in liabilities than assets that may contractually reprice or mature during that period, which is within the IRR policy limit of +/-15% of earning assets.

The following table is provided to illustrate the estimated earnings at risk and value at risk positions of Peoples, on a pre-tax basis, at March 31, 2006 (dollars in thousands):

        Immediate
      Interest Rate                     Estimated                         Estimated
  Increase (Decrease) in           (Decrease) Increase              (Decrease)Increase in
       Basis Points               In Net Interest Income          Economic Value of Equity
---------------------------    -----------------------------   --------------------------------
           200                 $     (5,742)     (11.4)  %       $    (30,398)        (12.2)%
           100                       (2,780)      (5.5)               (14,698)         (5.9)
          (100)                       1,188        2.3                  7,332           2.9
          (200)                $        841        1.7  %        $      6,368           2.6%


Peoples is within the established IRR policy limits for all simulations and all scenarios shown in the above table. The interest rate risk analysis shows that Peoples is liability sensitive, which means that increasing interest rates should negatively impact Peoples' net interest income while decreasing interest rates should positively impact net interest income, based on the assumptions used. However, the variability of cash flows from the investment and loan portfolios continues to have a significant influence on future net interest income and earnings, especially during periods of changing interest rates. In addition, many variable rate loans contain features limiting the amount of annual and lifetime changes in interest rates that can mitigate the impact of changes in interest rates and the corresponding IRR of those loans.

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

Typically, the main source of liquidity for Peoples is deposit growth. Liquidity is also provided by cash generated from earning assets such as maturities, calls, principal payments and net income from loans and investment securities. In the first quarter of 2006, cash provided by financing activities totaled $1.3 million, while cash used in investing activities was $11.4 million. Additionally, net cash of $6.1 million was provided from operations. These compare to net cash from operations of $19.4 million a year ago, of which $15.7 million was used in financing activities, primarily payments on long-term borrowings, and $0.7 million was used in investing activities. In the financing activities during the first quarter of 2006, a net increase in deposits of $50.4 million was used to reduce borrowings of $47.5 million. Cash used in investing activities during the same period included a net increase in loans of $7.4 million and $4.1 million in investment securities.

As part of the process of the management of liquidity, the ALCO reviews trends of deposits and loans, as well as other maturing liabilities, in relation to the need for cash or additional funding. A liquidity forecast is prepared based on that information and the ALCO may discuss appropriate actions, if any, that should be taken. However, actual future cash flows may be materially different from the forecast due to the level of uncertainty regarding the timing and magnitude of anticipated cash flows, such as demands for funding related to unfunded loan commitments and other contractual obligations and prepayments on loans and investment securities.

When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements and brokered deposits. These external sources often provide attractive interest rates and flexible maturity dates that enable Peoples to match-fund the payment, amortization and pricing characteristics of corresponding earning assets. At March 31, 2006, Peoples had available borrowing capacity of approximately $168 million through these external sources, along with unpledged investment securities of approximately $150 million that can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile funds from liquid assets. Peoples' volatile funds consist of deposits that are considered short-term in nature along with a variable-rate loan from an unrelated institution. Liquid assets include short-term investments and unpledged available-for-sale securities. At March 31, 2006, Peoples' net liquidity position was $121.4 million, or 6.5% of total assets, compared to $104.3 million, or 5.6% of total assets, at December 31, 2005. The liquidity position for both periods were within Peoples' policy limit of negative 10% of total assets.


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

                                  March 31,      December 31,     March 31,
   (Dollars in Thousands)            2006           2005           2005
                                ------------   --------------  -------------
   Loan commitments             $   178,679    $   162,065     $    148,276
   Standby letters of credit         28,276         29,803           32,483


Peoples also has commitments to make additional capital contributions to low-income housing tax credit funds, consisting of a pool of low-income housing projects. As a limited partner in these funds, Peoples receives Federal income tax benefits, which assists Peoples in managing its overall tax burden. At March 31, 2006, these commitments approximated $2.5 million, with approximately $0.7 million expected to be paid over the next twelve months. Management may make additional investments in various tax credit funds.

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


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

The information called for by this item is provided under the caption "Interest Rate Sensitivity and Liquidity" under Item 2 - Management's Discussion and Analysis of Results of Operation and Financial Condition in this Form 10-Q, and is incorporated herein by reference.


ITEM 4: CONTROLS AND PROCEDURES
-------------------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Peoples' management, with the participation of Peoples Bancorp's President and Chief Executive Officer and Peoples Bancorp's Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples Bancorp's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of March 31, 2006. Based upon that evaluation, Peoples Bancorp's President and Chief Executive Officer and Peoples Bancorp's Chief Financial Officer and Treasurer have concluded that:

     (a) information required to be disclosed by Peoples Bancorp in this Quarterly Report on Form 10-Q and other reports Peoples files or submits under the Exchange Act would be accumulated and communicated to Peoples Bancorp's management, including its President and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure;

     (b) information required to be disclosed by Peoples in this Quarterly Report on Form 10-Q and other reports Peoples Bancorp files or submits under the Exchange Act would be recorded, processed, summarized and reported within the timeframe specified in the SEC's rules and forms; and

     (c) Peoples Bancorp's disclosure controls and procedures are effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Peoples Bancorp and its consolidated subsidiaries is made known to them, particularly during the period in which Peoples Bancorp's periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.


Changes in Internal Control Over Financial Reporting
----------------------------------------------------
There were no changes in Peoples Bancorp's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples Bancorp's fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, Peoples Bancorp's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS
--------------------------

In the ordinary course of business or operations, Peoples Bancorp and its subsidiaries may be named as plaintiff, defendant, or a party or any of its subsidiaries' property may be subject to various pending and threatened legal proceedings. In view of the inherent difficulty of predicting the outcome of such matters, Peoples Bancorp cannot state what the eventual outcome of any such matters will be; however, based on current knowledge and after consultation with legal counsel, management believes that these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Peoples.


ITEM 1A:  RISK FACTORS
----------------------

There have been no material changes from those risk factors previously disclosed in "ITEM 1A. RISK FACTORS" of Part I of Peoples' 2005 Form 10-K.


ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------

The following table details repurchases by Peoples Bancorp and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) of Peoples Bancorp's common shares during the three months ended March 31, 2006;

                                                                                                       (d)
                                                                           (c)                 Maximum Number
                                      (a)                              Total Number of        of Common Shares
                                     Total                              Common Shares          that May Yet be
                                   Number of             (b)         Purchased as Part of      Purchased Under
                                 Common Shares      Average Price    Publicly Announced         the Plans or
           Period                  Purchased        Paid per Share   Plans or Programs (1)     Programs (1)(2)
--------------------------- -------------------- ------------------ ----------------------- -------------------
January 1 - 31, 2006                 978(3)         $29.54(3)                   -                 425,000
February 1 - 28, 2006                623(4)         $29.92(4)                   -                 425,000
March 1 - 31, 2006                   155(3)         $30.08(3)                   -                 425,000
--------------------------- -------------------- ------------------ ----------------------- -------------------
Total                              1,756            $29.73                      -                 425,000
--------------------------- -------------------- ------------------ ----------------------- -------------------


     (1) Information reflects solely the 2006 Stock Repurchase Program originally announced on January 17, 2006, which authorizes the repurchase of up to 425,000 common shares, with an aggregate purchase price of not more than $11.5 million. The 2006 Stock Repurchase Program expires on December 31, 2006.

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

     (4) Information reflects solely common shares acquired in connection with the exercise of stock options under Peoples Bancorp's stock option plans.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
None.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
On April 13, 2006, Peoples Bancorp Inc. held its Annual Meeting of Shareholders in the Ball Room at the Holiday Inn in Marietta, Ohio, with 78% of the outstanding common shares represented by proxy. No votes were placed in person.

Four Directors of Peoples Bancorp were re-elected to serve terms of three years each (expiring in 2009): Carl L. Baker, Jr., George W. Broughton, Wilford D. Dimit and Richard Ferguson. Other Directors of Peoples Bancorp who continue to serve after the 2006 Annual Meeting include Mark F. Bradley, Frank L. Christy, Robert W. Price, Theodore P. Sauber, Paul T. Theisen (Vice Chairman and Leadership Director), Joseph H. Wesel (Chairman of the Board) and Thomas J. Wolf. The following is a summary of the voting results:
                                                                Abstentions
                                                                and Broker
         Nominee                   For          Withheld         Non-Votes
---------------------------   --------------  --------------   --------------
Carl L. Baker, Jr.                7,877,477         413,470         n/a
George W. Broughton               7,892,925         398,023         n/a
Wilford D. Dimit                  5,676,231       2,614,716         n/a
Richard Ferguson                  6,929,520       1,361,428         n/a

In addition, the shareholders approved the Peoples Bancorp Inc. 2006 Equity Plan and adopted amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp's Code of Regulations, which clarify when a Leadership Director is to be elected by Peoples Bancorp's directors as well as the role of the Leadership Director in providing a bridge between the independent directors and management. The following is a summary of voting results for these matters:


                                                                                               Broker
                       Proposal                        For         Against    Abstentions     Non-Votes
------------------------------------------------- -------------  ----------  -------------  -------------
Approval of Peoples Bancorp Inc. 2006 Equity Plan     5,954,696   526,479       106,770      1,703,002
Adoption of Amendments to Code of Regulations         8,168,889   42,923         79,136              -


ITEM 5:  OTHER INFORMATION
--------------------------
None.


ITEM 6:  EXHIBITS
-----------------

                                               EXHIBIT INDEX

  Exhibit
  Number                             Description                                   Exhibit Location
------------     -----------------------------------------------------     ----------------------------------

   3(a)          Certificate regarding Adoption of Amendments to           Incorporated herein by reference
                 Sections 2.06, 2.07, 3.01 and 3.04 of                     to Exhibit 3.1 to Peoples
                 Peoples Bancorp Inc.'s Code of Regulations                Current Report of 8-K dated and filed
                 by the Shareholders on April 13, 2006                     April 14, 2006 (Filed No. 0-16772)

   3(b)          Code of Regulations (reflecting amendments through        Filed herewith
                 April 13, 2006) [For SEC reporting compliance purposes
                 only]

   10(a)         Peoples Bancorp Inc. 2006 Equity Plan                     Incorporated herein by reference
                                                                           to Exhibit 3.1 to Peoples Bancorp's
                                                                           Current Report of Form 8-K dated and
                                                                           filed April 14, 2006
                                                                           (Filed No. 0-16772)

   10(b)         Summary of Cash Compensation Payable to Directors         Filed herewith
                 of Peoples Bancorp Inc.

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




                              PEOPLES BANCORP INC.




Date:  April 27, 2006         By: /s/ MARK F. BRADLEY
                                      -------------------------------------
                                      Mark F. Bradley
                                      President and Chief Executive Officer





Date:  April 27, 2006         By: /s/ JOHN W. CONLON
                                      -------------------------------------
                                      John W. Conlon
                                      Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

               PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006



  Exhibit
  Number                              Description                                  Exhibit Location
------------     ------------------------------------------------------    ---------------------------------
   3(a)          Certificate regarding Adoption of Amendments to           Incorporated herein by reference
                 Sections 2.06, 2.07, 3.01 and 3.04 of                     to Exhibit 3.1 to Peoples
                 Peoples Bancorp Inc.'s Code of Regulations                Current Report of 8-K dated and filed
                 by the Shareholders on April 13, 2006                     April 14, 2006 (Filed No. 0-16772)

   3(b)          Code of Regulations (reflecting amendments through        Filed herewith
                 April 13, 2006) [For SEC reporting compliance purposes
                 only]

   10(a)         Peoples Bancorp Inc. 2006 Equity Plan                     Incorporated herein by reference
                                                                           to Exhibit 3.1 to Peoples Bancorp's
                                                                           Current Report of Form 8-K dated and
                                                                           filed April 14, 2006
                                                                           (Filed No. 0-16772)

   10(b)         Summary of Cash Compensation Payable to Directors         Filed herewith
                 of Peoples Bancorp Inc.

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
