Form 10-Q
period 2006-06-30
PEOPLES BANCORP INC
filed 2006-08-07
CIK 318300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (Mark One)

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

         Yes [    ]                 No  [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at August 1, 2006: 10,624,758 common shares, without par value.


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION................................................3

-------------------------------------------------------------------------------

    ITEM 1: FINANCIAL STATEMENTS..............................................3

        CONSOLIDATED BALANCE SHEETS (Unaudited)...............................3
        CONSOLIDATED STATEMENTS OF INCOME (Unaudited).........................4
        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)............5
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)...........5
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)...........6
        NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS..................7

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATION AND FINANCIAL CONDITION................................11

        SELECTED FINANCIAL DATA..............................................11
        RESULTS OF OPERATIONS................................................14
        FINANCIAL CONDITION..................................................21

    ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......28

    ITEM 4: CONTROLS AND PROCEDURES..........................................28


PART II - OTHER INFORMATION..................................................29

-------------------------------------------------------------------------------

    ITEM 1:  LEGAL PROCEEDINGS...............................................29

    ITEM 1A:  RISK FACTORS...................................................29

    ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....29

    ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.................................30

    ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............30

    ITEM 5:  OTHER INFORMATION...............................................30

    ITEM 6:  EXHIBITS........................................................31


SIGNATURES...................................................................33

EXHIBIT INDEX................................................................34

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
----------------------------

                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)
                                                                                           June 30,              December 31,
Assets                                                                                       2006                    2005
                                                                                      -----------------      -----------------
Cash and cash equivalents:
     Cash and due from banks                                                          $          36,136      $          35,564
     Interest-bearing deposits in other banks                                                       994                  1,084
     Federal funds sold                                                                             450                  3,000
-------------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                        37,580                 39,648
-------------------------------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized
   cost of $579,215 at June 30, 2006 and $591,022 at December 31, 2005)                         568,806                589,313
-------------------------------------------------------------------------------------------------------------------------------

Loans, net of deferred fees and costs                                                         1,114,213              1,071,876
Allowance for loan losses                                                                       (15,331)               (14,720)
-------------------------------------------------------------------------------------------------------------------------------
          Net loans                                                                           1,098,882              1,057,156
-------------------------------------------------------------------------------------------------------------------------------

Loans held for sale                                                                                 533                  1,103
Bank premises and equipment, net                                                                 23,171                 23,486
Business owned life insurance                                                                    47,799                 46,993
Goodwill                                                                                         61,258                 59,767
Other intangible assets                                                                           8,365                  9,513
Other assets                                                                                     32,669                 28,298
-------------------------------------------------------------------------------------------------------------------------------
               Total assets                                                           $       1,879,063      $       1,855,277
===============================================================================================================================

Liabilities
Deposits:
     Non-interest-bearing                                                             $         169,903      $         162,729
     Interest-bearing                                                                           982,128                926,557
-------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                      1,152,031              1,089,286
-------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings                                                                           228,568                173,696
Long-term borrowings                                                                            262,971                362,466
Junior subordinated notes held by subsidiary trusts                                              29,369                 29,350
Accrued expenses and other liabilities                                                           19,568                 17,402
-------------------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                              1,692,507              1,672,200
-------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
Common stock, no par value, 24,000,000 shares authorized, 10,879,023 shares issued at June 30, 2006 and 10,869,655 shares issued
       at December 31, 2005, including shares in treasury                                       162,420                162,231
Retained earnings                                                                                37,848                 30,740
Accumulated comprehensive loss, net of deferred income taxes                                     (6,770)                (1,116)
Treasury stock, at cost, 278,610 shares at June 30, 2006 and 350,675 shares
       at December 31, 2005                                                                      (6,942)                (8,778)
-------------------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                                       186,556                183,077
-------------------------------------------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity                             $       1,879,063      $       1,855,277
===============================================================================================================================

See Notes to the Consolidated Unaudited Financial Statements





                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


(Dollars in thousands, except per share data)                          For the Three Months            For the Six Months
                                                                          Ended June 30,                 Ended June 30,
                                                                   -----------------------------   ----------------------------
                                                                       2006            2005            2006           2005
                                                                   -------------   -------------   -------------- -------------
Interest Income:
  Interest and fees on loans                                        $    19,977    $     16,677     $     38,938   $    32,973
  Interest on taxable investment securities                               6,267           6,011           12,284        11,670
  Interest on tax-exempt investment securities                              724             691            1,454         1,367
  Other interest income                                                      38              18               78            30
-------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                               27,006          23,397           52,754        46,040
-------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
  Interest on deposits                                                    7,435           5,589           14,077        10,694
  Interest on short-term borrowings                                       2,756             726            4,523         1,272
  Interest on long-term borrowings                                        2,861           3,552            6,062         7,234
  Interest on junior subordinated notes held by subsidiary trusts           649             614            1,284         1,212
-------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                              13,701          10,481           25,946        20,412
-------------------------------------------------------------------------------------------------------------------------------
         Net interest income                                             13,305          12,916           26,808        25,628
Provision for loan losses                                                   573              40              841           981
-------------------------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses             12,732          12,876           25,967        24,647
-------------------------------------------------------------------------------------------------------------------------------
Other Income:
  Service charges on deposit accounts                                     2,604           2,472            5,065         4,746
  Investment and insurance commissions                                    2,476           2,266            5,851         4,920
  Income from fiduciary activities                                          918             915            1,695         1,672
  Electronic banking income                                                 799             734            1,496         1,381
  Business owned life insurance                                             399             437              805           891
  Mortgage banking income                                                   243             264              413           381
  Gain on securities transactions                                             4               3                4           236
  Other                                                                     166             227              394           459
-------------------------------------------------------------------------------------------------------------------------------
         Total other income                                               7,609           7,318           15,723        14,686
-------------------------------------------------------------------------------------------------------------------------------
Other Expenses:
  Salaries and employee benefits                                          6,432           7,236           13,344        13,922
  Net occupancy and equipment                                             1,210           1,338            2,452         2,627
  Professional fees                                                         663             550            1,275         1,215
  Amortization of other intangible assets                                   567             674            1,149         1,362
  Marketing                                                                 413             408              888           789
  Data processing and software                                              476             463              944           924
  Franchise tax                                                             446             418              891           829
  Other                                                                   2,350           2,353            4,680         4,519
-------------------------------------------------------------------------------------------------------------------------------
         Total other expenses                                            12,557          13,440           25,623        26,187
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                7,784           6,754           16,067        13,146
Income taxes                                                              2,248           1,876            4,600         3,576
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                          $     5,536    $      4,878     $     11,467   $     9,570
===============================================================================================================================

Earnings per share:
  Basic                                                             $      0.52    $       0.47     $       1.09   $      0.92
-------------------------------------------------------------------------------------------------------------------------------
  Diluted                                                           $      0.52    $       0.46     $       1.07   $      0.91
-------------------------------------------------------------------------------------------------------------------------------

Weighted-average number of shares outstanding:
  Basic                                                              10,591,926      10,405,989       10,561,355    10,412,552
-------------------------------------------------------------------------------------------------------------------------------
  Diluted                                                            10,714,030      10,541,774       10,689,465    10,549,868
-------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared                                             $     2,239    $      1,990     $      4,359   $     3,979
-------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                                   $      0.21    $       0.19     $       0.41   $      0.38
-------------------------------------------------------------------------------------------------------------------------------

See Notes to the Consolidated Unaudited Financial Statements


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)


(Dollars in thousands, except per share data)
                                                       Common Stock                          Accumulated
                                                 --------------------------    Retained     Comprehensive     Treasury
                                                   Shares         Amount       Earnings         Loss           Stock          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                       10,869,655   $  162,231  $     30,740   $    (1,116)   $   (8,778)   $    183,077
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                      11,467                                      11,467
Other comprehensive loss, net of tax                                                          (5,654)                       (5,654)
Cash dividends declared of $0.41 per share                                      (4,359)                                     (4,359)
Stock-based compensation expense                                     163                                                       163
Purchase of treasury stock, 16,017 shares                                                                     (452)           (452)
Exercise of common stock options (reissued
   83,420 treasury shares)                                          (493)                                    2,167           1,674
Tax benefit from stock option exercises                              224                                                       224
Issuance of common stock under dividend
   reinvestment and stock purchase plan               9,368          276                                                       276
Issuance of common stock related to acquisition
   of Putnam Agency, Inc. (reissued 4,662
   treasury shares)                                                   19                                        121            140
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2006                           10,879,023   $  162,420  $     37,848   $    (6,770)   $    (6,942)  $    186,556
====================================================================================================================================



           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)


(Dollars in thousands)                                                       For the Three Months       For the Six Months
                                                                                Ended June 30,            Ended June 30,
                                                                           -------------------------  ------------------------
                                                                                2006         2005         2006         2005
                                                                           ------------  -----------  -----------  -----------
Net income                                                                  $   5,536   $    4,878   $   11,467   $    9,570
Other comprehensive income (loss):
   Unrealized (loss) gain on available-for-sale securities arising in the
        period                                                                 (4,316)       4,816       (8,694)      (1,450)
   Less: reclassification adjustment for net securities gains included in
        net income                                                                  4            3            4          236
   Unrealized loss on cash flow hedge derivatives arising in the period             -          (22)           -          (22)
------------------------------------------------------------------------------------------------------------------------------
     Total other comprehensive (loss) income                                   (4,320)       4,791       (8,698)      (1,708)
      Income tax benefit (expense)                                              1,512       (1,677)       3,044          598
------------------------------------------------------------------------------------------------------------------------------
         Total other comprehensive (loss) income, net of tax                   (2,808)       3,114       (5,654)      (1,110)
------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                  $   2,728   $    7,992   $    5,813   $    8,460
==============================================================================================================================

See Notes to the Consolidated Unaudited Financial Statements


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)                                                                        For the Six Months
                                                                                                Ended June 30,
                                                                                        --------------------------------
                                                                                             2006              2005
                                                                                        --------------    --------------
Net cash provided by operating activities                                               $      15,508     $      24,955

Cash flows from investing activities:
     Purchases of available-for-sale securities                                               (20,289)          (59,112)
     Proceeds from sales of available-for-sale securities                                           -               596
     Proceeds from maturities, calls and prepayments of available-for-sale securities          31,921            55,110
     Net increase in portfolio loans                                                          (42,363)          (23,650)
     Net expenditures for premises and equipment                                                 (850)           (2,925)
     Net proceeds from sales of other real estate owned                                           515               973
     Business acquisitions, net of cash received                                               (1,059)             (668)
     Investment in limited partnership and tax credit funds                                      (899)           (3,518)
------------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                                       (33,024)          (33,194)

Cash flows from financing activities:
     Net increase in non-interest-bearing deposits                                              7,174               291
     Net increase in interest-bearing deposits                                                 55,656            26,045
     Net increase in short-term borrowings                                                     54,872            79,135
     Payments on long-term borrowings                                                         (99,494)          (89,789)
     Cash dividends paid                                                                       (3,961)           (3,629)
     Purchase of treasury stock                                                                  (452)           (1,674)
     Repurchase of trust preferred securities                                                     (25)                -
     Proceeds from issuance of common stock                                                     1,678               325
------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                                    15,448            10,704
------------------------------------------------------------------------------------------------------------------------
                  Net (decrease) increase in cash and cash equivalents                         (2,068)            2,465
Cash and cash equivalents at beginning of period                                               39,648            31,449
------------------------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                            $      37,580     $      33,914
========================================================================================================================

Supplemental cash flow information:
     Interest paid                                                                      $      25,632     $      20,924
------------------------------------------------------------------------------------------------------------------------
     Income taxes paid                                                                          2,113             1,434
------------------------------------------------------------------------------------------------------------------------

 See Notes to the Consolidated Unaudited Financial Statements


            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
    The accounting and reporting policies of Peoples Bancorp Inc. ("Peoples Bancorp") and Subsidiaries (collectively, "Peoples") conform to accounting principles generally accepted in the United States ("US GAAP") and to general practices within the financial services industry. Peoples considers all of its principal activities to be financial services related. The accompanying unaudited consolidated financial statements of Peoples reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. To conform to the 2006 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income, net cash provided by operating activities or stockholders' equity. Results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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


2.  NEW ACCOUNTING PRONOUNCEMENTS:
    On March 17, 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 156 permits entities to subsequently measure servicing rights at fair value and report changes in fair value in earnings rather than amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation as required under SFAS 140.

    SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption of the Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements for any interim period of that fiscal year. Peoples has elected to adopt SFAS 156 on January 1, 2007, and has not changed its method of accounting for its mortgage servicing rights. Management does not expect the adoption of SFAS 156 to have a material impact on Peoples' financial condition, results of operations or cash flows.

    On July 13, 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109"), which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management is currently evaluating the potential impact of this interpretation but does not expect the impact of adoption to be material to Peoples' financial statements taken as a whole.


3.  STOCK-BASED COMPENSATION:
    On January 1, 2006, Peoples adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("SFAS123 (R)"), using the modified-prospective-transition method. Under that transition method, compensation cost recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and
    (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Prior to January 1, 2006, Peoples accounted for stock-based compensation using the intrinsic value method. Under the provisions of Peoples Bancorp's stock option plans, the exercise price per share of each option granted cannot be less than the fair market value of the underlying common shares on the date of grant. As a result, Peoples previously did not recognize any stock-based employee compensation expense in net income prior to January 1, 2006.

    As a result of adopting SFAS 123(R), Peoples' income before income taxes and net income for the six months ended June 30, 2006, were $163,000 and $106,000 lower, respectively, than if Peoples had continued to account for share-based compensation using the intrinsic value method.

    The following table illustrates the effect on net income and earnings per share for the periods presented had Peoples applied fair value recognition to stock-based employee compensation, assuming the estimated fair value of the options as of the grant date is amortized to expense over the vesting period:


(Dollars in thousands, except Per Share Data)                                Three                 Six
                                                                         Months Ended         Months Ended
                                                                         June 30, 2005        June 30, 2005
                                                                       ------------------   ------------------
Net income, as reported                                                 $          4,878     $          9,570
Deduct: stock-based compensation expense determined under
   fair value based method not included in net income, net of tax                    114                  259
--------------------------------------------------------------------------------------------------------------
Pro forma net income                                                    $          4,764     $          9,311
==============================================================================================================

Basic Earnings Per Share:
     As reported                                                        $           0.47     $           0.92
--------------------------------------------------------------------------------------------------------------
     Pro forma                                                          $           0.46     $           0.89
--------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share:
     As reported                                                        $           0.46     $           0.91
--------------------------------------------------------------------------------------------------------------
     Pro forma                                                          $           0.45     $           0.88
--------------------------------------------------------------------------------------------------------------

The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                           2006         2005
                                                        ---------    ---------
Risk-free interest rate                                     4.55%        3.91%
Dividend yield                                              2.65%        2.50%
Volatility factor of the market price of parent stock       25.8%        27.0%
Weighted-average expected life of options               6.5 years    7.4 years


The following table summarizes the changes to Peoples' stock options for the six months ended June 30, 2006:

                                                                       Weighted
                                                                        Average
                                                        Number         Exercise
                                                       of Shares        Price
                                                      -------------------------
Outstanding at January 1, 2006                            475,832   $    20.41
Granted                                                    61,615        28.52
Exercised                                                  90,208        20.50
Canceled                                                    1,262        28.25
-------------------------------------------------------------------------------
Outstanding at June 30, 2006                              445,977        21.49
===============================================================================
Exercisable at June 30, 2006                              385,624        20.39
===============================================================================
Weighted-average estimated fair value of options
granted during the period                                           $     7.36
===============================================================================

The following summarizes information concerning Peoples' stock options outstanding at June 30, 2006:



                                         Options Outstanding                        Options Exercisable
                          ---------------------------------------------------  -------------------------------
                                               Weighted-          Weighted-
                                                Average           Weighted-                        Weighted-
                              Option           Remaining           Average                          Average
        Range of              Shares          Contractual         Exercise        Number           Exercise
     Exercise Prices        Outstanding          Life               Price       Exercisable          Price
-----------------------------------------------------------------------------  -------------------------------
  $11.87    to   $13.59            68,665         3.0 years    $       13.39          68,665    $       13.39
  $13.59    to   $18.70            68,320         2.8 years            15.61          68,320            15.61
  $18.70    to   $22.32           121,069         4.4 years            20.97         121,069            20.97
  $22.33    to   $27.74           100,265         7.2 years            25.48         100,265            25.48
  $27.74    to   $30.00            87,658         9.1 years            28.57          27,305            28.66
                            --------------  ----------------     ------------  --------------     ------------
                                  445,977         5.5 years    $       21.49         385,624    $       20.39



4.  EMPLOYEE BENEFIT PLANS:
    Components of Net Periodic Benefit Costs
    ----------------------------------------
    Peoples Bancorp sponsors a noncontributory defined benefit pension plan that covers substantially all employees hired before January 1, 2003, and a noncontributory defined contribution plan that covers substantially all employees hired on or after January 1, 2003. Peoples Bancorp also sponsors a contributory postretirement benefit plan for former employees who were retired as of December 31, 1992. The following table details the components of the net periodic benefit cost for the plans:


    PENSION BENEFITS:

                                      For the Three Months        For the Six Months
                                         Ended June 30,             Ended June 30,
                                     ------------------------  ------------------------
(Dollars in thousands)                     2006         2005         2006          2005
                                     ------------------------  ------------------------
Service cost                          $     217   $      223    $     434    $      455
Interest cost                               190          201          378           408
Expected return on plan assets             (291)        (312)        (582)         (591)
Amortization of prior service cost            -            -            1             1
Amortization of net loss                     64           55          128           117

Settlements                                   -          578            -           578
----------------------------------------------------------------------------------------
Net periodic benefit cost             $     180   $      745    $     359    $      968
========================================================================================

    POSTRETIREMENT BENEFITS:
                                      For the Three Months        For the Six Months
                                         Ended June 30,             Ended June 30,
                                     ------------------------  -------------------------
(Dollars in thousands)                     2006         2005         2006          2005
                                     ------------------------  -------------------------
Service cost                          $       -   $        -    $       -    $        -
Interest cost                                 7            7           13            16
Expected return on plan assets                -            -            -             -
Amortization of prior service cost            -            2            -             5
Amortization of net (gain) loss               -           (2)           -             1
----------------------------------------------------------------------------------------
Net periodic benefit cost             $       7   $        7    $      13    $       22
========================================================================================


    Employer Contributions
    ----------------------
    Through June 30, 2006, Peoples Bancorp contributed $1.2 million to its pension plan upon the recommendation of and approval by Peoples Bancorp's Retirement Plan Committee and Board of Directors.


5.  GOODWILL:
    At the close of business on May 28, 2004, Peoples completed the acquisition of Barengo Insurance Agency, Inc., ("Barengo"), based in Marietta, Ohio, for initial consideration of $6.2 million ($3.0 million in cash and $3.2 million in Peoples Bancorp's common shares). The agreement also provides for additional consideration of up to $2.7 million ($1.3 million in cash and $1.4 million in Peoples Bancorp's common shares) to be paid by Peoples over the subsequent three years, contingent on Barengo achieving certain revenue growth goals during those three years. For the twelve-month period ended May 31, 2006, the revenue goals were met resulting in contingent consideration of $803,000, which was paid by Peoples during July 2006 in accordance with the agreement.

    At the close of business on April 30, 2004, Peoples completed the acquisition of substantially all of the assets of Putnam Agency, Inc. ("Putnam Agency"), for initial consideration of $8.6 million ($6.6 million in cash and $2.0 million in Peoples Bancorp's common shares), of which $1.5 million is being paid out in three annual installments beginning April 30, 2005. The agreement also provides for additional consideration of up to $4.4 million in cash to be paid by Peoples over the subsequent three years, contingent on the Putnam Agency achieving certain revenue growth goals during those three years. For the twelve-month period ended April 30, 2006, the revenue goals were met resulting in contingent consideration of $662,000, which was paid by Peoples during the second quarter of 2006 in accordance with the agreement.

    The following details the changes in the carrying amount of goodwill:

(Dollars in thousands)
Balance at January 1, 2006                                    $      59,767
Contingent consideration earned                                       1,491
----------------------------------------------------------------------------
Balance at June 30, 2006                                      $      61,258
----------------------------------------------------------------------------

    Peoples performed the required goodwill impairment tests and concluded the recorded value of goodwill was not impaired as of June 30, 2006, based upon the estimated fair value of the reporting unit.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION
-------------------------------------------------------------------------

                             SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management's discussion and analysis that follows:


                                                                    At or For the Three               At or For the Six
                                                                   Months Ended June 30,            Months Ended June 30,
                                                               ------------------------------   ------------------------------
SIGNIFICANT RATIOS                                                  2006            2005             2006            2005
                                                               --------------  --------------   --------------  --------------
Return on average equity                                              11.88%          11.08%           12.45%          10.97%
Return on average assets                                               1.18%           1.08%            1.24%           1.07%
Net interest margin (a)                                                3.29%           3.32%            3.34%           3.29%
Efficiency ratio (b)                                                  56.25%          62.22%           56.47%          60.92%
Average stockholders' equity to average assets                         9.96%           9.75%            9.98%           9.72%
Average loans to average deposits                                     96.90%          92.71%           96.32%          93.52%
Cash dividends to net income                                          40.44%          40.82%           38.01%          41.58%
------------------------------------------------------------------------------------------------------------------------------
ASSET QUALITY RATIOS
Nonperforming loans to total loans (c)                                 0.93%           0.74%            0.93%           0.74%
Nonperforming assets to total assets (d)                               0.56%           0.44%            0.56%           0.44%
Allowance for loan losses to loans net of unearned interest            1.38%           1.42%            1.38%           1.42%
Allowance for loan losses to nonperforming loans (c)                  148.0%          192.6%           148.0%          192.6%
Provision for loan losses to average loans (period only)               0.05%           0.00%            0.08%           0.10%
Net (recoveries) charge-offs to average loans                         (0.03%)          0.20%            0.04%           0.20%
------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS (end of period)
Tier I capital ratio                                                  11.95%          11.21%           11.95%          11.21%
Total risk-based capital ratio                                        13.26%          12.57%           13.26%          12.57%
Leverage ratio                                                         8.46%           7.78%            8.46%           7.78%
------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Earnings per share - basic                                     $        0.52            0.47    $        1.09   $        0.92
Earnings per share - diluted                                            0.52            0.46             1.07            0.91
Cash dividends declared per share                                       0.21            0.19             0.41            0.38
Book value per share (end of period)                                   17.60           17.19            17.60           17.19
Tangible book value per share (end of period) (e)              $       11.03           10.42    $       11.03   $       10.42
Weighted-average shares outstanding - Basic                       10,591,926      10,405,989       10,561,355      10,412,552
Weighted-average shares outstanding - Diluted                     10,714,030      10,541,774       10,689,465      10,549,868
Common shares outstanding at end of period                        10,600,413      10,411,879       10,600,413      10,411,879
------------------------------------------------------------------------------------------------------------------------------


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



Forward-Looking Statements
--------------------------
Certain statements in this Form 10-Q which are not historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes", "plans", "will", "would", "should", "could" and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to:

     (1) competitive pressures among depository institutions which may increase significantly;
     (2) changes in the interest rate environment which may adversely impact interest margins;
     (3) prepayment speeds, loan originations and sale volumes, charge-offs and loan loss provisions which may be less favorable than expected;
     (4)  general economic conditions which may be less favorable than expected;
     (5) political developments, wars or other hostilities which may disrupt or increase volatility in securities markets or other economic conditions;
     (6) legislative or regulatory changes or actions may adversely affect Peoples' business;
     (7)  changes and trends in the securities markets;
     (8) a delayed or incomplete resolution of regulatory issues that could arise;
     (9) the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity;
     (10) the costs and effects of regulatory and legal developments, including the outcome of regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations; and
     (11) other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the Securities and Exchange Commission ("SEC"), including those risk factors included in the disclosure under the heading "ITEM 1A. RISK FACTORS" of Part I of Peoples' 2005 Form 10-K.

All forward-looking statements speak only as of the execution date of this Form 10-Q and are expressly qualified in their entirety by the cautionary statements. Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management's knowledge of Peoples' business and operations, it is possible that actual results may differ materially from these projections. Additionally, Peoples undertakes no obligation to release revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q except as may be required by applicable legal requirements. Copies of documents filed with the SEC are available free of charge at the SEC's website at http://www.sec.gov and/or from Peoples Bancorp's website.


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

Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency. Peoples Bank offers financial products and services through 49 financial service locations and 35 ATMs in Ohio, West Virginia and Kentucky. Peoples Bank's internet-banking service, Peoples OnLine Connection, can be found on the Internet at www.peoplesbancorp.com (this uniform resource locator (URL) is an inactive, textual reference only). Peoples Bank provides an array of financial products and services to customers that include traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. Peoples provides services through traditional walk-in offices and automobile drive-in facilities, automated teller machines, banking by phone, and the Internet.

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


Critical Accounting Policies
----------------------------
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples' consolidated financial statements and management's discussion and analysis at June 30, 2006, which were unchanged from the policies disclosed in Peoples' 2005 Form 10-K.


Summary of Recent Transactions and Events
-----------------------------------------
The following is a summary of recent transactions that have impacted or are expected to impact Peoples' results of operations or financial condition:

     o On January 17, 2006, Peoples Bancorp announced the authorization to repurchase up to 425,000, or approximately 4%, of Peoples Bancorp's outstanding common shares in 2006 from time to time in open market or privately negotiated transactions (the "2006 Stock Repurchase Program"). Any repurchased common shares will be held as treasury shares and are anticipated to be used for future exercises of stock options granted under Peoples Bancorp's stock option and equity-based compensation plans, future issuances of common shares in connection with Peoples Bancorp's deferred compensation plans, and other general corporate purposes. Through June 30, 2006, Peoples Bancorp had repurchased 14,000 common shares under the 2006 Stock Repurchase Program.

     o On April 20, 2006, Peoples Bank announced that it had agreed to sell its South Shore, Kentucky banking office to American Savings Bank, fsb. This sale is consistent with Peoples' strategic plan to optimize its branch network for better growth opportunities. The transaction, which is subject to regulatory approval, is expected to be completed by September 30, 2006, and includes the sale of approximately $6 million in deposits at a 5% premium and $1 million of loans at book value. Management does not expect the sale of the South Shore office to have a material impact on Peoples' financial condition, results of operations, capital or cash flows.

     o On May 15, 2006, Peoples Bank opened a new full-service banking office in Lancaster, Ohio. This new office includes an ATM and drive-through banking with a focus on providing banking and related financial services to prospective and current clients in the Lancaster area.

     o On May 31, 2006, Peoples Bank announced it had signed a purchase and assumption agreement with First National Bank of McConnelsville that provides for Peoples Bank to acquire First National Bank's Carroll, Ohio office, and its associated deposits of approximately $6 million, and First National Bank to acquire Peoples Bank's Chesterhill, Ohio office, and its associated deposits of approximately $5 million. The agreement provides for a deposit premium of 6% to be paid on any difference in deposits acquired. Loans will be retained at the originating financial institution. The transaction, which is subject to regulatory approval, is expected to be completed during the fourth quarter of 2006. Management does not expect this transaction to have a material impact on Peoples' financial condition, results of operations, capital or cash flows.

The impact of these transactions, where material, is discussed in the applicable sections of this management's discussion and analysis.

Effective August 1, 2006, John W. Conlon retired and resigned from his position as Chief Financial Officer and Treasurer of both Peoples Bancorp and Peoples Bank. As part of the succession plan announced in July 2005, Donald J. Landers, Jr., who had served as Director of Finance and Chief Accounting Officer, was appointed Chief Financial Officer and Treasurer of both Peoples Bancorp and Peoples Bank effective with Mr. Conlon's retirement.


Financial Overview
------------------
Net income totaled $5.5 million, or $0.52 per diluted share, for the second quarter of 2006 compared to $4.9 million, or $0.46 per diluted share, for the same quarter in 2005, representing a 13% increase. Key drivers of second quarter earnings growth were a 7% decline in non-interest expense combined with a 4% growth in non-interest income, resulting in a return on average equity of 11.88% and return on average assets of 1.18%, versus 11.08% and 1.08%, respectively, for the same period in 2005.

For the six months ended June 30, 2006, Peoples' net income grew 20% to $11.5 million, compared to $9.6 million in the first half of 2005, while diluted earnings per share for the period were $1.07 and $0.91, respectively, an 18% increase. These increases were largely the result of $1.2 million growth in net interest income and $1.4 million increase in non-interest income. Return on average equity and return on average assets for the first six months of 2006 improved to 12.45% and 1.24%, respectively, from 10.97% and 1.07%, respectively, for the same period a year ago due to the higher net income.

Peoples' results for the three and six months ended June 30, 2005, also reflect pension settlement charges of $578,000 ($421,000 after-tax or $0.04 per diluted share) as lump sum payments to participants during the second quarter of 2005 exceeded the allowable threshold under US GAAP. Comparatively, no settlement charges were incurred through six months of 2006.

Net interest income totaled $13.3 million in the second quarter of 2006, up from $12.9 million in the second quarter of 2005, due to earning asset growth from strong loan originations exceeding the increase in interest-bearing liabilities. However, the current slope of the yield curve, the repricing of maturing liabilities at higher rates and competitive loan and deposit pricing in Peoples' primary markets continue to challenge net interest income and margin, which compressed to 3.29% for the second quarter of 2006, from 3.32% a year ago. Both net interest income and net interest margin were also negatively impacted by Peoples placing $4 million in loans from a single commercial relationship on nonaccrual status in the second quarter of 2006, resulting in the reversal of $149,000 of interest income. Through six months of 2006, net interest income totaled $26.8 million and net interest margin was 3.34%, versus $25.6 million and 3.29% for the same period a year ago, respectively.

For the second quarter of 2006, other income totaled $7.6 million, up 4% compared to a year ago, while on a year-to-date basis, other income increased 7%, totaling $15.7 million versus $14.7 million a year ago. Higher insurance and investment revenues accounted for much of these increases. Second quarter 2006 other income also included net gains on security and asset transactions of $26,000 compared to $116,000 of net gains in 2005's second quarter. Other expense was down 7% to $12.6 million for the three months ended June 30, 2006, compared to the same period in 2005. On a year-to-date basis, other expense decreased 2% to $25.6 million, from $26.2 million. These decreases in total expense were due to lower salaries and benefits, net occupancy and equipment costs and intangible amortization.

At June 30, 2006, total assets were $1.88 billion, up $23.8 million over year-end 2005. Gross portfolio loans increased by $42.3 million since December 31, 2005, totaling $1.11 billion at quarter-end. The largest portion of this loan growth was from originations of commercial real estate mortgages. Investment securities totaled $568.8 million at June 30, 2006, down 3% from year-end 2005.

Total liabilities were $1.69 billion at June 30, 2006, compared to $1.67 billion at year-end 2005. Deposit balances increased 6% through six months, to $1.15 billion at June 30, 2006, due to $55.6 million of growth in interest-bearing deposits and $7.2 million increase in non-interest-bearing balances. The higher deposit balances allowed Peoples to reduce non-deposit borrowings by $44.6 million to $520.9 million at June 30, 2006, from $565.5 million at December 31, 2005.

At June 30, 2006, total stockholders' equity was $186.6 million versus $183.1 million at December 31, 2005, as Peoples' earnings, net of dividends paid, of $7.1 million were largely offset by a $5.6 million increase in accumulated comprehensive loss for the first six months of 2006.



                              RESULTS OF OPERATIONS

Interest Income and Expense
---------------------------
Peoples earns interest income from loans, investment securities and short-term investments and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue, totaling $13.3 million in the second quarter of 2006, up 3% from a year ago. For the second quarter of 2006, interest income grew 15% to $27.0 million, due to higher average earning assets and improved yields on those assets, while interest expense was up 31% to $13.7 million, primarily due to the 76 basis point increase in the average cost of funds, from the second quarter of 2005. Compared to the first quarter of 2006, net interest income was down slightly, as increased interest expense offset higher levels of interest income. Second quarter 2006 net interest income was also reduced by $149,000 due to the reversal of interest income on $4 million of loans placed on nonaccrual status during the quarter.

For the six months ended June 30, 2006, net interest income increased 5% to $26.8 million versus $25.6 million. Interest income grew $6.7 million to $52.8 million, attributable to a $26.2 million increase in average earning assets combined with a 16 basis point improvement in average asset yields. Interest expense was $25.9 million, up $5.5 million from a year ago, due mostly to a 30 basis point increase in the average cost of funds.

Peoples derives a portion of its interest income from loans to and investment securities issued by states and political subdivisions. Since these revenues generally are not subject to income taxes, management believes it is more meaningful to analyze net interest income on a fully-tax equivalent ("FTE") basis, which adjusts interest income by converting tax-exempt income to the pre-tax equivalent of taxable income using a 35% tax rate. The following table details the calculation of FTE net interest income:


                                                        Three Months Ended                    Six Months Ended
                                             -----------------------------------------             June 30,
                                               June 30,     March 31,      June 30,      ---------------------------
(Dollars in thousands)                           2006          2006          2005              2006          2005
                                             ------------- -------------  ------------    ------------- -------------
Net interest income, as reported             $     13,305   $    13,503   $    12,916     $     26,808  $     25,628
Taxable equivalent adjustments                        426           430           401              855           796
---------------------------------------------------------------------------------------------------------------------
Fully-tax equivalent net interest income     $     13,731   $    13,933   $    13,317     $     27,663  $     26,424
---------------------------------------------------------------------------------------------------------------------


Net interest margin, calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of Peoples' earning assets and interest-bearing liabilities. The following table details Peoples' average balance sheet and analysis of net interest income for the periods presented:


                                                          For the Three Months Ended June 30,
                                       --------------------------------------------------------------------------
                                                      2006                                  2005
                                       ------------------------------------   -----------------------------------
(Dollars in thousands)                    Average      Income/     Yield/      Average       Income/     Yield/
                                          Balance      Expense      Rate       Balance       Expense      Rate
                                        ------------  ------------ ---------  ------------ ------------- ---------
ASSETS
Securities:
  Taxable                              $   514,108    $    6,267     4.88%    $  533,006  $      6,011     4.52%
  Tax-exempt (1)                            67,816         1,114     6.57%        64,619         1,063     6.60%
-----------------------------------------------------------------------------------------------------------------
    Total securities                       581,924         7,381     5.07%       597,625         7,074     4.73%
Loans (2):
  Commercial (1)                           722,684        13,209     7.33%       627,944        10,069     6.43%
  Real estate (3)                          313,307         5,381     6.87%       338,605         5,351     6.34%
  Consumer                                  68,848         1,422     8.28%        58,246         1,286     8.86%
-----------------------------------------------------------------------------------------------------------------
    Total loans                          1,104,8398       20,012     7.26%     1,024,795        16,706     6.52%
Less: Allowance for loan losses            (15,008)                              (15,447)
-----------------------------------------------------------------------------------------------------------------
    Net loans                            1,089,831        20,012     7.36%     1,009,348        16,706     6.63%
Interest-bearing deposits with banks         2,553            23     3.61%         2,495            14     2.38%
Federal funds sold                           1,194            15     5.01%           556             4     2.96%
-----------------------------------------------------------------------------------------------------------------
    Total earning assets                 1,675,502    $   27,431     6.56%     1,610,024  $     23,798     5.92%
Intangible assets                           68,557                                70,069
Other assets                               132,094                               130,677
-----------------------------------------------------------------------------------------------------------------
       Total assets                    $ 1,876,153                             1,810,770
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                              $   125,597   $       203     0.65%    $  148,284  $        265     0.72%
  Interest-bearing demand deposits         290,323         1,755     2.42%       302,401         1,365     1.81%
  Time                                     556,319         5,476     3.95%       495,884         3,959     3.20%
-----------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits        972,239         7,434     3.07%       946,569         5,589     2.37%
Borrowed funds:
  Short-term                               227,983         2,757     4.84%       101,387           726     2.87%
  Long-term                                305,717         3,509     4.59%       411,557         4,166     4.05%
-----------------------------------------------------------------------------------------------------------------
    Total borrowed funds                   533,700         6,266     4.66%       512,944         4,892     3.80%
-----------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities   1,505,939   $    13,700     3.64%     1,459,513  $     10,481     2.87%
Non-interest-bearing deposits              167,918                               158,774
Other liabilities                           15,411                                15,900
-----------------------------------------------------------------------------------------------------------------
    Total liabilities                    1,689,268                             1,634,187
Stockholders' equity                       186,885                               176,583
-----------------------------------------------------------------------------------------------------------------
  Total liabilities and equity         $ 1,876,153                            $1,810,770
-----------------------------------------------------------------------------------------------------------------

Interest spread                                      $    13,731     2.92%                $     13,317     3.05%
Interest income to earning assets                                    6.56%                                 5.92%
Interest expense to earning assets                                   3.27%                                 2.60%
-----------------------------------------------------------------------------------------------------------------
  Net interest margin                                                3.29%                                 3.32%
-----------------------------------------------------------------------------------------------------------------


(1) Interest income and yields are presented on a fully tax-equivalent basis using a 35% tax rate.
(2) Nonaccrual and impaired loans are included in the average loan balances. Related interest income on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income. Loan fees included in interest income totaled $126 and $117 for the periods presented in 2006 and 2005, respectively.
(3) Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.



                                                           For the Six Months Ended June 30,
                                       --------------------------------------------------------------------------
                                                      2006                                  2005
                                       ------------------------------------   -----------------------------------
(Dollars in thousands)                    Average      Income/     Yield/      Average       Income/     Yield/
                                          Balance      Expense      Rate       Balance       Expense      Rate
                                       ------------  ------------ ---------  ------------ ------------- ---------
ASSETS
Securities:
  Taxable                              $   516,372    $   12,284     4.76%   $   534,999  $     11,670     4.40%
  Tax-exempt (1)                            68,356         2,237     6.55%        63,542         2,103     6.67%
-----------------------------------------------------------------------------------------------------------------
    Total securities                       584,728        14,521     4.97%       598,541        13,773     4.60%
Loans (2):
  Commercial (1)                           705,808        25,508     7.29%       619,561        19,656     6.40%
  Real estate (3)                          316,022        10,715     6.84%       346,145        10,785     6.28%
  Consumer                                  66,961         2,787     8.39%        58,607         2,592     8.92%
-----------------------------------------------------------------------------------------------------------------
    Total loans                          1,088,791        39,010     7.21%     1,024,313        33,033     6.45%
Less: Allowance for loan losses           (14,922)                              (15,150)
-----------------------------------------------------------------------------------------------------------------
    Net loans                            1,073,869        39,010     7.31%     1,009,163        33,033     6.58%
Interest-bearing deposits with banks         2,527            48     3.77%         2,404            25     2.07%
Federal funds sold                           1,332            30     4.60%           405             5     2.78%
-----------------------------------------------------------------------------------------------------------------
    Total earning assets                 1,662,456    $   53,609     6.48%     1,610,513  $     46,836     5.84%
Intangible assets                           68,767                                70,340
Other assets                               130,727                               129,188
-----------------------------------------------------------------------------------------------------------------
       Total assets                    $ 1,861,950                           $ 1,810,041
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                              $   126,591   $       401     0.64%   $   151,297  $        556     0.74%
  Interest-bearing demand deposits         289,768         3,352     2.33%       290,924         2,372     1.64%
  Time                                     547,675        10,324     3.80%       495,938         7,766     3.16%
-----------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits        964,034        14,077     2.94%       938,159        10,694     2.30%
Borrowed funds:
  Short-term                               196,830         4,523     4.60%        96,692         1,272     2.65%
  Long-term                                333,397         7,346     4.41%       425,463         8,446     4.00%
-----------------------------------------------------------------------------------------------------------------
    Total borrowed funds                   530,227        11,869     4.47%       522,155         9,718     3.73%
-----------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities   1,494,261   $    25,946     3.49%     1,460,314  $     20,412     2.81%
Non-interest-bearing deposits              166,329                               157,187
Other liabilities                           15,561                                16,543
-----------------------------------------------------------------------------------------------------------------
    Total liabilities                    1,676,151                             1,634,044
Stockholders' equity                       185,799                               175,997
-----------------------------------------------------------------------------------------------------------------
  Total liabilities and equity         $ 1,861,950                           $ 1,810,041
-----------------------------------------------------------------------------------------------------------------

Interest spread                                      $    27,663     2.99%                $     26,424     3.03%
Interest income to earning assets                                    6.48%                                 5.84%
Interest expense to earning assets                                   3.14%                                 2.55%
-----------------------------------------------------------------------------------------------------------------
  Net interest margin                                                3.34%                                 3.29%
-----------------------------------------------------------------------------------------------------------------


(1) Interest income and yields are presented on a fully tax-equivalent basis using a 35% tax rate.
(2) Nonaccrual and impaired loans are included in the average loan balances. Related interest income on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income. Loan fees included in interest income totaled $258 and $241 for the periods presented in 2006 and 2005, respectively.
(3) Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.



Between June 2004 and June 2006, the Federal Reserve's Open Market Committee has increased the target Federal Funds rate 425 basis points, causing a similar increase in short-term market interest rates. However, market driven longer-term interest rates have risen very little during this same period, resulting in the compression of the spread between short-term and long-term interest rates. This flattening of the yield curve, coupled with intense competition for loans and deposits, has made it difficult for many financial institutions, including Peoples, to grow or even maintain net interest income and margin.

In the second quarter and first half of 2006, average earning asset growth resulted from higher average net loan balances due to continued demand for commercial mortgage loans in certain markets. During these same periods, Peoples has experienced modest improvements in asset yields from loan originations and the upward repricing of variable rate loans tied to the prime rate, although competitive pricing of new business loans and the repayment of some higher yielding loans have tempered these improvements. In 2006, a major part of management's interest rate risk strategy includes changing the mix of earning assets by funding loan growth with investment portfolio cash flows. As a result, average investment securities have decreased throughout the first half of 2006.

Another key component of Peoples' current interest rate risk strategy involves growing deposit balances in order to reduce the amount of, and reliance on, wholesale funding that generally carry higher market rates of interest. In the second quarter of 2006, average interest-bearing deposits grew 3% from the second quarter of 2005 and 2% from the first quarter of 2006, attributable to higher retail certificates of deposit ("CD") balances. Average brokered deposits were up $14.8 million and $5.5 million in the second quarter of 2006, compared to the second quarter of 2005 and first quarter of 2006, respectively. For the six months ended June 30, 2006, average interest-bearing deposits increased 3%, the result of a $37.4 million increase in average retail CD balances and $13.1 million increase in brokered deposits. The increase in the average cost of interest-bearing deposits reflects the general increase in short-term interest rates and competitive pricing necessary to grow deposit balances.

Peoples also utilizes a variety of borrowings to complement its deposit base. The following details the average balances and rates of Peoples' borrowed funds:




                                                              For the Three months Ended
                                         ---------------------------------------------------------------------
                                            June 30, 2006           March 31, 2006          June 30, 2005
                                         --------------------    ---------------------   ---------------------
(Dollars in thousands)                     Average                 Average                 Average
                                           Balance     Rate        Balance      Rate       Balance      Rate
                                         ------------ -------    ------------  -------   ------------- -------
Short-term borrowings:
  FHLB advances                          $   193,934   4.93%     $   130,532    4.45%    $     85,135   2.94%
  Retail repurchase agreements                34,049   3.96%          34,800    3.61%          16,252   2.25%
--------------------------------------------------------------------------------------------------------------
      Total short-term borrowings        $   227,983   4.84%     $   165,332    4.33%    $    101,387   2.87%
--------------------------------------------------------------------------------------------------------------

Long-term borrowings:
  FHLB advances                          $   158,473   4.37%     $   185,408    4.18%    $    204,845   4.11%
  Wholesale repurchase agreements            104,602   3.46%         133,016    3.27%         162,452   3.12%

  Other long-term borrowings                  42,642   8.07%          42,961    7.85%          44,260   7.06%
--------------------------------------------------------------------------------------------------------------
          Total long-term borrowings     $   305,717   4.59%     $   361,385    4.25%    $    411,557   4.05%
--------------------------------------------------------------------------------------------------------------


                                                   For the Six Months Ended
                                                           June 30,
                                         ----------------------------------------------
                                                2006                      2005
                                         --------------------      --------------------
                                            Average                  Average
                                            Balance     Rate         Balance     Rate
                                         ------------ -------      ------------ -------
Short-term borrowings:
  FHLB advances                          $   162,408   4.74%       $    80,817   2.73%
  Retail repurchase agreements                34,422   3.79%            15,875   2.03%
---------------------------------------------------------------------------------------
      Total short-term borrowings        $   196,830   4.60%       $    96,692   2.65%
---------------------------------------------------------------------------------------
Long-term borrowings:
  FHLB advances                          $   171,866   4.27%       $   206,646   4.10%
  Wholesale repurchase agreements            118,730   3.35%           174,401   3.10%

  Other long-term borrowings                  42,801   7.96%            44,416   6.92%
---------------------------------------------------------------------------------------
          Total long-term borrowings     $   333,397   4.41%       $   425,462   4.00%
---------------------------------------------------------------------------------------

The change in both short- and long-term borrowings reflects management's decision to repay maturing long-term debt with short-term overnight Federal Home Loan Bank ("FHLB") advances rather than extend the term at current market rates, along with using the increase in average deposit balances to reduce the amount of short-term overnight FHLB advances. Additional information regarding Peoples' borrowed funds can be found later in this discussion under the caption "FINANCIAL CONDITION-Funding Sources".

The combination of higher current interest rates and intense competition for loans and deposits continues to pressure net interest income and margin. One of Peoples' major strategic initiatives for 2006 is to adjust its balance sheet mix by increasing loans and decreasing investment securities in proportion to total earning assets while reducing the amount of wholesale funding, when possible. This strategy should produce long-term benefits to Peoples' net interest income and margin. However, management expects the repricing of existing funding sources, pricing competition and the flat yield curve to continue to pressure net interest margin in the short-term, which may mitigate any positive margin impact from these balance sheet changes. Peoples will continue to monitor net interest income performance and manage its balance sheet mix through regular Asset-Liability Committee ("ALCO") meetings. However, the frequency and/or magnitude of changes in market interest rates are difficult to predict, much less react to, and may have a greater impact on net interest income than adjustments initiated by management.


Provision for Loan Losses
-------------------------
In the second quarter of 2006, Peoples' provision for loan losses was $573,000 compared to $268,000 in the first quarter of 2006 and $40,000 in the second quarter of 2005, of which $250,000, $56,000 and $181,000, respectively related to deposit account overdrafts. For the six months ended June 30, 2006, the provision for loan losses was $841,000, down from $981,000 provided for the first six months of 2005. The provision is based on management's in depth quarterly analysis of the loan portfolio and historical loss experience and is directionally consistent with changes in Peoples' loan credit quality.

The provision expressed as a percentage of average loans was 0.08% through the first half of 2006 compared to 0.10% for the same period in 2005. Future provisions for loan losses will continue to be based on management's quarterly procedural discipline that estimates the amount of credit losses incurred within the loan portfolio.


Non-Interest Income
-------------------
Peoples generates non-interest income from six primary sources: deposit account service charges, fiduciary activities, investment and insurance commissions, electronic banking ("e-banking"), mortgage banking and business owned life insurance ("BOLI"). In the second quarter of 2006, non-interest income, excluding gains and losses on securities and asset disposal transactions, totaled $7.6 million versus $7.2 million in the second quarter of 2005, a 5% increase. Through six months of 2006, non-interest income increased 9% compared to the first half of 2005, totaling $15.7 million, with insurance revenues and deposit account service charges being the key drivers of increased non-interest income. Compared to the first quarter of 2006, non-interest income was down 6% in the second quarter of 2006 as a result of $1.1 million of annual, performance based insurance commission income received in the first quarter.

Service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided, comprised the largest portion of non-interest revenue. In the second quarter of 2006, deposit account service charges were up 5% from a year ago and up 6% from the prior quarter. On a year-to-date basis, deposit account service charges increased 7%. The following table details Peoples' deposit account service charges:


                                                     For the Three Months Ended              For the Six Months
                                               ----------------------------------------        Ended June 30,
                                                 June 30,     March 31,     June 30       --------------------------
(Dollars in thousands)                             2006          2006         2005           2006          2005
                                               -------------  -----------  ------------   ------------  ------------
Overdraft fees                                  $     1,789   $    1,527   $     1,722    $     3,316   $     3,152
Non-sufficient funds fees                               543          461           464          1,004           858
Other fees and charges                                  272          473           286            745           736
--------------------------------------------------------------------------------------------------------------------
Total                                           $     2,604   $    2,461   $     2,472    $     5,065   $     4,746
--------------------------------------------------------------------------------------------------------------------

The amount of deposit account service charges recognized by Peoples each quarter is largely dependent on the timing and volume of customer activity. In January 2006, Peoples adjusted certain account charges, including a $2 per item increase in overdraft and non-sufficient funds fees, in response to higher operational costs. In addition, Peoples continues to add several new customer relationships in 2006 due to its direct marketing and gift programs and focus on growing core deposits, which has led to an increase in deposit account service charges.

In the second quarter of 2006, insurance and investment revenues were $2.5 million versus $2.3 million for 2005's second quarter, due mainly to increased sales of property and casualty insurance. Compared to the first quarter of 2006, insurance and investment revenues decreased $0.9 million, due to performance based commissions, which are normally earned in the first quarter of each year. For the six months ended June 30, 2006, insurance and investment revenues were up 19%, largely attributable to the higher performance commission income received in the first quarter of 2006. The following table details Peoples' insurance and investment commissions:


                                                     For the Three Months Ended              For the Six Months
                                               ----------------------------------------        Ended June 30,
                                                 June 30,     March 31,     June 30,     --------------------------
(Dollars in thousands)                             2006          2006         2005           2006          2005
                                               -------------  -----------  ------------   ------------  ------------
Property and casualty insurance                 $     2,048   $    1,935   $     1,861    $     3,983   $     3,711
Brokerage                                               189          166           104            355           198
Life and health insurance                               140          148           127            288           268
Credit life and A&H insurance                            49           32            40             81            70
Contingent performance based commissions                 37        1,037            30          1,074           511
Fixed annuities                                          13           57           104             70           162
--------------------------------------------------------------------------------------------------------------------
Total                                           $     2,476   $    3,375   $     2,266    $     5,851   $     4,920
--------------------------------------------------------------------------------------------------------------------

Peoples' e-banking services include ATM and debit cards, direct deposit services and Internet banking and serve as alternative delivery channels to traditional sales offices for providing services to clients. During the first half of 2006, e-banking revenues have remained strong, largely attributable to the combination of an increase in the number of deposit relationships with debit cards and higher volumes of debit card activity. At June 30, 2006, Peoples had 35,618 deposit relationships with debit cards, or 53% of all eligible deposit accounts, compared to 30,634 relationships and a 49% penetration rate a year ago. Peoples' customers used their debit cards to complete $95 million of transactions through six months of 2006, up 24% from $76 million for the first half of 2005.


Non-Interest Expense
--------------------
Non-interest expense was down 7% and 2% for the three and six months ended June 30, 2006, respectively, when compared to the same periods of 2005. Lower salaries and benefit costs accounted for much of these declines, while decreased net occupancy and equipment costs and intangible amortization expense offset modest increases in Peoples' other non-interest expenses. Compared to the first quarter of 2006, non-interest expense was down 4% in the second quarter of 2006, attributable to lower salaries and benefit costs.

Salaries and benefit costs, Peoples' largest non-interest expense, were lower in the second quarter and first half of 2006 compared to the same periods in 2005. The $578,000 pension settlement charge incurred in the second quarter of 2005 accounted for much of these declines. The following table details Peoples' salaries and benefit costs:


                                                         For the Three Months Ended              For the Six Months
                                                   ---------------------------------------         Ended June 30,
                                                    June 30,      March 31,     June 30,      -------------------------
(Dollars in thousands)                                2006          2006          2005           2006         2005
                                                   ------------  ------------  -----------    ------------ ------------

Salaries and other compensation                     $    4,894   $     5,322   $    5,099     $    10,216  $    10,238
Employee benefits                                          905         1,014        1,579           1,919        2,485
Payroll taxes and other employment-related costs           633           576          558           1,209        1,199
-----------------------------------------------------------------------------------------------------------------------
Total                                               $    6,432   $     6,912   $    7,236     $    13,344  $    13,922
-----------------------------------------------------------------------------------------------------------------------

Also contributing to the decline in the amount of salaries and other compensation from the prior quarter and second quarter of 2005, were salaries considered direct loan origination costs from increased loan production that were deferred and will be recognized over the life of the related loans as a reduction of the loan's yield. On a year-to-date basis, the combination of higher incentive compensation expense and normal annual base salary increases offset much of the impact of the increased loan cost deferrals. Peoples' employee benefit costs through six months of 2006 have benefited from the non-recurrence of pension settlement charges and stable medical costs. Second quarter 2005 employee benefits also include a charge of $176,000 for the Director Retirement Plan for the benefit of former Chairman Robert E. Evans' spouse as beneficiary. Additionally, Peoples' adoption of new stock-based compensation accounting rules on January 1, 2006, has tempered the improvement since Peoples was required to record compensation expense for stock options granted in 2006. Information regarding the new stock-based compensation accounting rules and the impact on Peoples' results of operations can be found in Note 3 of the Notes to the Consolidated Unaudited Financial Statements.

Net occupancy and equipment costs decreased 10% in the second quarter of 2006 and 7% on a year-to-date basis, from the same periods a year ago. These declines were primarily attributable to lower depreciation expense from aged assets, while a $42,000 decrease in maintenance costs contributed to the second quarter decline.

Professional fees, which include accounting, legal and other professional expenses, were up 21% in the second quarter of 2006 and increased 5% for the six months ended June 30, 2006, compared to the same periods in 2005. The primary factor driving the increased professional fees was ongoing regulatory compliance costs.

Marketing expense, which includes the cost of advertising, public relations and charitable contributions, was flat in the second quarter of 2006 when compared to the second quarter of 2005. On a year-to-date basis, marketing expense was up 13% from a year ago, due to costs associated with Peoples' deposit direct mail marketing and gift program.


Income Tax Expense
------------------
Peoples' effective tax rate was 28.6% for the six months ended June 30, 2006, versus 27.2% a year ago. This increase was due to higher pre-tax income without a comparable increase in income from tax-exempt sources and reflects management's current estimate of the approximate annual effective rate for 2006.

Peoples has made tax-advantaged investments in order to manage its effective tax rate and overall tax burden. At June 30, 2006, the amount of tax-advantaged investments totaled $153.1 million compared to $155.9 million at year-end 2005 and $154.1 million at June 30, 2005. Depending on economic and regulatory conditions, Peoples may make additional investments in various tax credit pools and other tax-advantaged assets.



                               FINANCIAL CONDITION

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents increased $1.9 million in the second quarter of 2006, to $37.6 million at June 30, 2006, but were down $2.1 million from the $39.6 million at December 31, 2005. The increase during the second quarter reflects a higher amount of items in process of collection, while decreased Federal Funds sold of $2.6 million accounted for the decline since year-end. The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs. Management believes the current balance of cash and cash equivalents, along with the availability of other funding sources, provides Peoples with sufficient liquidity to meet its cash requirements. Further information regarding Peoples' liquidity can be found later in this discussion under "Interest Rate Sensitivity and Liquidity."


Investment Securities
---------------------
Total investment securities had a fair market value of $568.8 million at June 30, 2006 down 3% from both the March 31, 2006, and year-end 2005 levels. Through six months of 2006, proceeds from calls, maturities and prepayments totaled $31.9 million, which exceeded purchases totaling $20.3 million. Peoples' unrealized loss on investment securities was $10.4 million at June 30, 2006, compared to $1.7 million at December 31, 2005, primarily due to a decline in market value attributable to changes in market interest rates. Management does not believe any individual unrealized loss at June 30, 2006, represents an other-than-temporary impairment since Peoples has the ability and intent to hold those securities for a period of time sufficient to recover the amortized cost. The following table details Peoples' investment portfolio, at estimated fair value:


(Dollars in thousands)                               June 30,           March 31,         December 31,         June 30,
                                                       2006               2006                2005              2005
                                                 -----------------  ------------------ ------------------  -----------------
US Treasury securities and obligations of
     US government agencies and corporations     $        121,576    $        121,417   $        110,373   $         94,925
Obligations of states and political subdivisions           67,406              68,014             69,482             67,856
Mortgage-backed securities                                324,843             344,343            353,084            382,849
Other securities                                           54,981              55,013             56,374             58,101
----------------------------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $        568,806    $        588,787   $        589,313   $        603,731
----------------------------------------------------------------------------------------------------------------------------


Overall, the composition of Peoples' investment portfolio at June 30, 2006 was comparable to recent periods. Peoples' investment in mortgage-backed securities continues to decline due to management using a portion of the principal runoff to fund loan growth and for other corporate liquidity purposes. Management also reinvested some of the cash flows from mortgage-backed securities into U.S. agency and municipal securities during the first quarter of 2006 to improve the diversification and overall performance of the investment portfolio in a changing rate environment.

Management regularly evaluates the performance and liquidity of the investment portfolio. For the remainder of 2006, management may continue to utilize some or all of the cash flows from the investment portfolio to fund loan growth or reduce borrowed funds, as deemed appropriate from an earnings and liquidity perspective. While Peoples' investment portfolio is used to prudently leverage excess capital when appropriate, it serves, first and foremost, as a means of maintaining liquidity to satisfy cash flow requirements and an interest rate risk management tool to balance the timing of cash flows and repricing of Peoples' earning assets and interest-bearing liabilities.


Loans
-----
Peoples Bank originates various types of loans, including commercial, financial and agricultural loans ("commercial loans"), real estate loans and consumer loans, throughout its market areas in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets. In the second quarter of 2006, gross loans increased $35.2 million, or 12% on an annualized basis, due mostly to strong commercial real estate loan originations. The following table details total outstanding loans:


(Dollars in thousands)            June 30,           March 31,      December 31,       June 30,
                                    2006               2006             2005             2005
                               ----------------  ----------------  ---------------  ---------------
Commercial, mortgage            $      484,486    $      466,707   $      504,923    $     474,344
Commercial, other                      187,296           182,801          136,331          133,537
Real estate, construction               66,627            52,698           50,745           35,950
Real estate, mortgage                  305,199           310,048          316,081          330,881
Consumer                                70,605            66,773           63,796           59,365
---------------------------------------------------------------------------------------------------
     Total loans                $    1,114,213    $    1,079,027   $    1,071,876    $   1,034,077
---------------------------------------------------------------------------------------------------

Commercial loan balances, including loans secured by commercial real estate, continue to represent the largest portion of Peoples' total loan portfolio, comprising 60.3% and 59.8% of total loans at June 30, 2006 and December 31, 2005, respectively. Much of the commercial loan growth in the first half of 2006 resulted from continued demand for commercial mortgage loans in certain markets and lower than expected payoffs. A significant portion of the changes in both commercial mortgage balances and other commercial loans in the first quarter of 2006 was attributable to a reclassification of certain loans resulting from Peoples' ongoing regulatory reporting compliance and loan review process. While management believes lending opportunities exist in Peoples' markets, future commercial lending activities will be dependent on economic and related conditions, such as general demand for loans in Peoples' primary markets, interest rates offered by Peoples and normal underwriting considerations. Additionally, the potential for larger than normal commercial loan payoffs may limit loan growth during the remainder of 2006.

While commercial loans comprise the largest portion of Peoples' loan portfolio, generating residential real estate loans remains a major focus of Peoples' lending efforts. Included in real estate mortgage loans are home equity credit line balances of $45.1 million at June 30, 2006 versus $46.6 million at December 31, 2005. Real estate loan balances continue to be impacted by customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with servicing rights retained. At June 30, 2006, Peoples was servicing $154.4 million of real estate loans previously sold to the secondary market compared to $144.3 million at year-end 2005 and $132.0 million at June 30, 2005.

Consumer loan balances, which include overdrafts, have risen modestly for the past five consecutive quarters. Peoples' indirect lending area remains the major source of this growth, with balances of $33.9 million at June 30, 2006, versus $31.2 million at March 31, 2006 and $28.2 million at December 31, 2005. Peoples' ability to maintain, or even grow, consumer loans in future quarters continues to be impacted by strong competition for various types of consumer loans, especially automobile loans, as well as availability of alternative credit products, such as home equity credit lines. Additionally, Peoples' commitment to originate quality loans based on sound underwriting practices and appropriate loan pricing discipline remains the paramount objective and could limit any future growth.


Loan Concentration
------------------
Peoples' largest concentration of commercial loans is related to assisted living facilities and nursing homes, which comprised approximately 8.8% of Peoples' outstanding commercial loans at quarter-end, compared to 8.9% at December 31, 2005. Loans to lodging and lodging-related companies also represented a significant portion of Peoples' commercial loans, comprising 7.5% of Peoples' outstanding commercial loans at June 30, 2006, versus 8.8% at year-end 2005.

These lending opportunities have arisen due to the growth of these industries in markets served by Peoples or in contiguous areas, and also from sales associates' efforts to develop these lending relationships. Management believes Peoples' loans to assisted living facilities and nursing homes, as well as loans to lodging and lodging-related companies, do not pose abnormal risk when compared to risk assumed in other types of lending since these credits have been subjected to Peoples' normal underwriting standards, which includes an evaluation of the financial strength, market expertise and experience of the borrowers and principals in these business relationships. In addition, a sizeable portion of the loans to lodging and lodging-related companies is spread over various geographic areas and, although not considered the primary source of repayment, many of these loans are guaranteed by principals with substantial net worth.


Allowance for Loan Losses
-------------------------
Peoples' allowance for loan losses totaled $15.3 million, or 1.38% of total loans, at June 30, 2006, compared to $14.7 million, or 1.42% of total loans, at June 30, 2005, and $14.7 million, or 1.37% of total loans, at year-end 2005. The following table presents changes in Peoples' allowance for loan losses:


                                              Three Months Ended              Six Months Ended
                                                   June 30,                       June 30,
                                         -----------------------------   ----------------------------
(Dollars in thousands)                        2006           2005            2006           2005
                                         --------------  -------------   -------------  -------------
Balance, beginning of period             $      14,672   $     15,202    $     14,720   $     14,760
Charge-offs                                       (521)        (1,104)         (1,174)        (2,172)
Recoveries                                         607            590             944          1,159
-----------------------------------------------------------------------------------------------------
     Net recoveries (charge-offs)                   86           (514)           (230)        (1,013)
Provision for loan losses                          573             40             841            981
-----------------------------------------------------------------------------------------------------
          Balance, end of period         $      15,331   $     14,728    $     15,331   $     14,728
-----------------------------------------------------------------------------------------------------


In the second quarter of 2006, recoveries exceeded loan charge-offs, resulting in net recoveries of $86,000 versus net charge-offs of $316,000 last quarter and $514,000 a year ago. The following table details Peoples' net (recoveries) charge-offs:


                                                  For the Three Months Ended                 For the Six Months Ended
                                         ----------------------------------------------              June 30,
                                            June 30,       March 31,       June 30,        ------------------------------
    (Dollars in thousands)                    2006            2006           2005              2006              2006
                                         ---------------  -------------  --------------    --------------  --------------
    Overdrafts                             $        173   $        104    $        156      $        277    $        244
    Consumer                                         42            (13)             45                28             106
    Real estate                                    (202)            90             126              (111)            441
    Commercial                                      (98)           137             201                39             244
    Credit card                                      (1)            (2)            (14)               (3)            (22)
    ---------------------------------------------------------------------------------------------------------------------
    Net (recoveries) charge-offs           $        (86)  $        316    $        514      $        230    $      1,013
    ---------------------------------------------------------------------------------------------------------------------
      As a percent of average loans  (a)         (0.03%)          0.12%           0.20%             0.04%           0.20%
    ---------------------------------------------------------------------------------------------------------------------

    (a) Presented on an annualized basis.


The allowance is allocated among the loan categories based upon management's consistent, quarterly procedural discipline. However, the entire allowance for loan losses is available to absorb loan losses in any loan category. The following details the allocation of the allowance for loan losses:


                                                   June 30,         March 31,       December 31,        June 30,
         (Dollars in thousands)                      2006             2006              2005              2005
                                                ----------------  ---------------  ----------------  ----------------
         Commercial                             $        13,154   $       11,883    $       11,883   $        11,884
         Real estate                                      1,051            1,400             1,400             1,400
         Consumer                                           809            1,150             1,149             1,149
         Overdrafts                                         317              239               288               295
         ------------------------------------------------------------------------------------------------------------
              Total allowance for loan losses   $        15,331   $       14,672    $       14,720   $        14,728
         ------------------------------------------------------------------------------------------------------------

The significant allocation of the allowance to commercial loans is based upon Peoples' quarterly review process and reflects the higher credit risk associated with this type of lending and continued growth in this portfolio. The allowance allocated to the real estate and consumer loan portfolios is based upon Peoples' allowance methodology for homogeneous pools of loans, which includes a consideration of changes in total balances in those portfolios.

Asset quality remains a key focus, as management continues to stress loan underwriting quality more than loan growth. The following table details Peoples' nonperforming assets:


(Dollars in thousands)                         June 30,        March 31,      December 31,          June 30,
                                                 2006            2006             2005                2005
                                           ----------------  --------------  ----------------  -----------------
Loans 90+ days past due and accruing       $           808 $             -   $           251   $            475
Nonaccrual loans                                     9,548           6,045             6,284              7,173
----------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                      10,356           6,045             6,535              7,648
Other real estate owned                                130              38               308                353
----------------------------------------------------------------------------------------------------------------
       Total nonperforming assets          $        10,486 $         6,083   $         6,843   $          8,001
----------------------------------------------------------------------------------------------------------------
Nonperforming loans as a percent of total            0.93%           0.56%             0.61%              0.74%
loans
----------------------------------------------------------------------------------------------------------------
Nonperforming assets as a percent of                 0.56%           0.33%             0.37%              0.44%
total assets
----------------------------------------------------------------------------------------------------------------

In the second quarter of 2006, the level of both nonperforming loans and assets increased as a result of Peoples placing $4 million of commercial real estate loans to a single borrower on nonaccrual status. This credit has been appropriately considered by management in determining the adequacy of the allowance for loan losses, and management does not anticipate significant losses on this credit. Peoples' overall asset quality remained good in the second quarter, as reflected by net recoveries for the quarter.

At June 30, 2006, the recorded investment in loans that were considered to be impaired was $22.7 million, of which $15.4 million were accruing interest and $7.3 million were nonaccrual loans. Included in total impaired loans were $7.9 million of impaired loans for which the related allowance for loan losses was $2.6 million. The remaining impaired loan balances did not have a related allocation of the allowance for loan losses because the loans have previously been written-down, are well secured or possess characteristics indicative of the ability to repay the loan. For the six months ended June 30, 2006, Peoples' average recorded investment in impaired loans was approximately $16.4 million and interest income of $619,000 was recognized on impaired loans during the period, representing 1.2% of Peoples' total interest income. This compares to average impaired loans of $10.9 million and interest income of $234,000, or 0.5% of Peoples' total interest income, for the same period in 2005.


Funding Sources
---------------
Deposits, both interest-bearing and non-interest-bearing, continue to be the most significant source of funds for Peoples, totaling $1.15 billion at June 30, 2006, versus $1.09 billion at year-end 2005. Much of this increase is attributable to higher interest-bearing balances, primarily money market deposit accounts, certificates of deposits and brokered deposits. Non-interest-bearing deposits, which serve as a core funding source, have also increased $7.1 million since year-end 2005, reflecting Peoples' efforts to grow these balances and reduce its reliance on higher cost funding sources. The following table details Peoples' deposit balances:


(Dollars in thousands)                       June 30,           March 31,         December 31,         June 30,
                                               2006                2006               2005               2005
                                         ------------------  -----------------  -----------------  -----------------
Retail certificates of deposit            $        499,448   $        493,235   $        465,148    $       451,522
Interest-bearing transaction accounts              177,905            183,411            178,030            184,308
Money market deposit accounts                      123,513            106,367            110,372            115,666
Savings accounts                                   123,293            129,556            131,221            145,806
Brokered certificates of deposits                   57,969             60,255             41,786             44,850
--------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits     $        982,128   $        972,824            926,557    $       942,152
--------------------------------------------------------------------------------------------------------------------
Non-interest-bearing deposits                      169,903            166,782            162,729            153,270
--------------------------------------------------------------------------------------------------------------------
      Total deposit balances              $      1,152,031   $      1,139,606   $      1,089,286    $     1,095,422
--------------------------------------------------------------------------------------------------------------------

The increase in money market deposit balances in the second quarter of 2006 was generated by Peoples offering a new money market product with a very competitive rate, which resulted in over $9 million in new deposit relationships. However, Peoples continues to experience fierce competition for deposits in its markets, which makes it difficult to maintain, let alone grow, deposit balances.

Peoples also accesses other funding sources, including short- and long-term borrowings, to fund asset growth and satisfy liquidity needs. At June 30, 2006, borrowed funds totaled $520.9 million, down from $565.5 million at year-end 2005, and up slightly from $518.1 million at March 31, 2006. The following details Peoples' short- and long-term borrowings:


(Dollars in thousands)                               June 30,         March 31,      December 31,       June 30,
                                                       2006              2006            2005             2005
                                                  ---------------   --------------- ----------------  -------------
Short-term borrowings:
  FHLB advances                                    $     191,800    $      158,400   $      137,800    $   111,000

  Retail repurchase agreements                            36,768            35,638           35,896         20,030
-------------------------------------------------------------------------------------------------------------------
        Total short-term borrowings                      228,568    $      194,038   $      173,696        131,030

Long-term borrowings:
  FHLB advances                                    $     151,071    $      174,810   $      191,016    $   203,624
  National market repurchase agreements                  100,000           106,250          157,850        157,850
  Term note payable                                       11,900            13,600           13,600         13,600
-------------------------------------------------------------------------------------------------------------------
        Total long-term borrowings                       262,971    $      294,660   $      362,466        375,074
Subordinated notes held by subsidiary trusts              29,369    $       29,372   $       29,350         29,307
-------------------------------------------------------------------------------------------------------------------
      Total borrowed funds                         $     520,908    $      518,070   $      565,512    $   535,411
-------------------------------------------------------------------------------------------------------------------

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


Capital/Stockholders' Equity
----------------------------
At June 30, 2006, stockholders' equity was $186.6 million versus $183.1 million at December 31, 2005, as Peoples' earnings, net of dividends paid, of $7.1 million were largely offset by a $5.6 million increase in accumulated comprehensive loss due to the decline in market value of the investment portfolio from recent increases in market interest rates.

In the second quarter of 2006, Peoples declared dividends of $0.21 per share, up 11% from $0.19 per share declared a year ago. Through six months of 2006, Peoples Bancorp declared dividends totaling $4.4 million, up 10% from the $4.0 million declared in the first half of 2005, representing dividend payout ratios of 38.0% and 41.6% of earnings, respectively. While management anticipates Peoples Bancorp continuing its 40-year history of consistent dividend growth in future periods, Peoples Bancorp's ability to pay dividends on its common shares is largely dependent upon dividends from Peoples Bank. In addition, other restrictions and limitations may prohibit Peoples Bancorp from paying dividends even when sufficient cash is available. Further, Peoples Bancorp or Peoples Bank may decide to limit the payment of dividends, even when the legal ability to pay them exists, in order to retain earnings for other strategic purposes. At June 30, 2006, Peoples Bank had approximately $4.0 million of net retained profits available for dividends to Peoples Bancorp without regulatory approval.

At June 30, 2006, Peoples had treasury stock totaling $6.9 million compared to $8.8 million at year-end 2005, reflecting the reissuance of 83,420 common shares for stock option exercises. During the second quarter of 2006, Peoples repurchased 14,000 common shares under the 2006 Stock Repurchase Program. Peoples may repurchase additional common shares in 2006 as authorized under the 2006 Stock Repurchase Program when deemed appropriate by management.

Management uses the tangible equity ratio as one measure of the adequacy of Peoples' capital. The ratio, defined as tangible equity as a percentage of tangible assets, excludes the balance sheet impact of intangible assets acquired through acquisitions accounted for using the purchase method of accounting. At June 30, 2006, Peoples' tangible equity ratio was 6.46% compared to 6.37% at December 31, 2005 and 6.17% at June 30, 2005. This higher ratio compared to prior periods reflects a greater proportional increase in tangible equity than tangible assets.

In addition to monitoring performance through traditional capital measurements (i.e., dividend payout ratios and ROE), Peoples has also complied with the capital adequacy standards mandated by the banking industry. At June 30, 2006, all three risk-based capital ratios for both Peoples and Peoples Bank were well above the minimum standards for a well-capitalized institution.


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

Interest Rate Risk
------------------
Interest rate risk ("IRR") is one of the most significant risks for Peoples and the financial services industry primarily arising in the normal course of business of offering a wide array of financial products to its customers, including loans and deposits, as well as from the diversity of its own investment portfolio and borrowed funds. IRR is the potential for economic loss due to future interest rate changes that can impact both the earnings streams as well as market values of financial assets and liabilities. Peoples' exposure to IRR is due primarily to differences in the timing of the maturity or repricing of earning assets and interest-bearing liabilities. In addition, other factors, such as prepayments of loans and investment securities or early withdrawal of deposits, can expose Peoples to IRR and increase interest costs or reduce revenue streams.

Peoples has charged the ALCO with the overall management of IRR. Peoples' ALCO has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level and amount of IRR. There have been no material changes to these policies or methods used by the ALCO to assess IRR from those disclosed in Peoples' 2005 Form 10-K.

The difference between rate sensitive assets and rate sensitive liabilities for specified time periods is known as the sensitivity gap. The ALCO reviews gap measures for specific periods focusing on a one-year cumulative gap. At June 30, 2006, Peoples' one-year cumulative gap amount was negative 18.5% of earning assets, which represented $311.4 million more in liabilities than assets that may contractually reprice or mature during that period. This compares to a one-year cumulative gap amount of negative 12.7% of earning assets, or $213.3 million more in liabilities than assets, at March 31, 2006. The change in Peoples' gap position during the second quarter reflects customer preference for loans with initial fixed rate periods in excess of one year and deposits with terms of one year or less, as well as $62.5 million of convertible rate FHLB advances that either converted to a floating rate during the quarter or management determined that conversion was highly probable over the next twelve months and indicates Peoples' earnings could be exposed to a greater risk of loss in a rising interest rate environment. Since the gap position at June 30, 2006, was outside the ALCO's desired range of +/- 15% of earning assets, the ALCO has discussed strategies that could reduce Peoples' negative gap position, including shortening the repricing characteristics of earning assets and extending the terms of interest-bearing liabilities or a combination of both. Currently, management anticipates the ALCO will recommend certain strategies that will bring the gap position within the desired level. The ALCO will continue to monitor closely the trend in gap position, as well as earnings and value exposure to changing interest rates.

The following table is provided to illustrate the estimated earnings at risk and economic value at risk positions of Peoples, on a pre-tax basis, at June 30, 2006 (dollars in thousands):


        Immediate                       Estimated                           Estimated
      Interest Rate
  Increase (Decrease) in           (Decrease) Increase                (Decrease)Increase in
       Basis Points               In Net Interest Income            Economic Value of Equity
---------------------------    -----------------------------     --------------------------------
           200               $     (6,247)        (12.3)%         $    (34,503)        (13.1)%
           100                     (2,982)         (5.9)               (17,415)         (6.6)
          (100)                     2,112           4.2                 10,098           3.8
          (200)              $      2,760           5.4 %         $     13,380           5.1 %


Peoples is within the established IRR policy limits for all scenarios shown in the above table. The interest rate risk analysis at June 30, 2006, shows that Peoples is liability sensitive. During the second quarter of 2006, Peoples became more liability sensitive due in large part to customer preference for loans with fixed rate periods greater than one year and deposits with terms of one year or less. Peoples also has repaid maturing long-term borrowings using overnight FHLB borrowings, rather than extending the terms at higher rates. Based on current assumptions, an immediate and sustained increase in interest rates would negatively impact net interest income primarily due to variable rate loans reaching their annual interest rate cap or potentially their lifetime interest rate cap. Further, in a rising rate environment the prepayment amounts on loans and mortgage-backed securities slow down, producing less cash flow to reinvest at current interest rates. Peoples' interest-bearing liabilities do not possess the same level of optionality or repricing characteristics as the earning assets. Specifically, management administers the rates paid on deposits, and thus, can lag increases in a rising rate environment and mitigate some of the IRR exposure.

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

Typically, the main source of liquidity for Peoples is deposit growth. Liquidity is also provided by cash generated from earning assets such as maturities, calls, principal payments and net income from loans and investment securities. For the six months ended June 30, 2006, cash and cash equivalents declined $2.1 million, as the $33.0 million of cash used in investing activities exceeded the $15.4 million of net cash provided by financing activities and $15.5 million of net cash from operations. Compared to the first half of 2005, net cash increased $2.5 million, as net cash from operations and financing activities of $25.0 million and $10.7 million, respectively, was offset by only $33.2 million was used in investing activities, primarily to fund loan originations. In the financing activities during the first half of 2006, a net increase in deposits of $62.8 million allowed Peoples to reduce borrowings by $44.6 million. Investing activities during the same period included a net increase in loans of $42.4 million and net decrease of $11.6 million in investment securities, as principal runoff was used to fund loan growth and for other corporate liquidity purposes.

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

When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements and brokered deposits. These external sources often provide Peoples with the ability to obtain large quantities of funds in a relatively short time period and supplement funding from customer deposits. At June 30, 2006, Peoples had available borrowing capacity of approximately $193 million through these external sources, along with unpledged investment securities of approximately $100 million that can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile funds from liquid assets. Peoples' volatile funds consist of deposits that are considered short-term in nature along with a variable-rate loan from an unrelated institution. Liquid assets include short-term investments and unpledged available-for-sale securities. At June 30, 2006, Peoples' net liquidity position was $68.8 million, or 3.7% of total assets, compared to $104.3 million, or 5.6% of total assets, at December 31, 2005. The liquidity position as of both dates was within Peoples' policy limit of negative 10% of total assets.


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

Traditional off-balance sheet credit-related financial instruments are primarily commitments to extend credit, and standby letters of credit. These activities could require Peoples to make cash payments to third parties in the event that certain specified future events occur. The contractual amounts represent the extent of Peoples' exposure in these off-balance sheet activities. However, since certain off-balance sheet commitments, particularly standby letters of credit, are expected to expire or be only partially used, the total amount of commitments does not necessarily represent future cash requirements. These activities are necessary to meet the financing needs of customers. The following table details the total contractual amount of loan commitments and standby letters of credit:

                                     June 30,    December 31,     June 30,
   (Dollars in thousands)              2006           2005          2005
                                  ------------   ------------   -----------
   Loan commitments               $   190,258    $   162,065    $   153,536
   Standby letters of credit           33,231         29,803         31,832

Peoples also has commitments to make additional capital contributions to low-income housing tax credit funds, consisting of a pool of low-income housing projects. As a limited partner in these funds, Peoples receives Federal income tax benefits, which assists Peoples in managing its overall tax burden. At June 30, 2006, these commitments approximated $2.5 million, with approximately $0.7 million expected to be paid over the next twelve months. Management may make additional investments in various tax credit funds.

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


ITEM 4: CONTROLS AND PROCEDURES
-------------------------------
Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Peoples Bancorp's management, with the participation of Peoples Bancorp's President and Chief Executive Officer and Peoples Bancorp's Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples Bancorp's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of June 30, 2006. Based upon that evaluation, Peoples Bancorp's President and Chief Executive Officer and Peoples Bancorp's Chief Financial Officer and Treasurer have concluded that:

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

     (b) information required to be disclosed by Peoples Bancorp in this Quarterly Report on Form 10-Q and other reports Peoples Bancorp files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

     (c) Peoples Bancorp's disclosure controls and procedures are effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Peoples Bancorp and its consolidated subsidiaries is made known to them, particularly during the period in which Peoples Bancorp's periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.


Changes in Internal Control Over Financial Reporting
----------------------------------------------------
There were no changes in Peoples Bancorp's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples Bancorp's fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, Peoples Bancorp's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS
--------------------------
In the ordinary course of business or operations, Peoples Bancorp and its subsidiaries may be named as plaintiff, defendant, or a party or any of their respective subsidiaries' property may be subject to various pending and threatened legal proceedings. In view of the inherent difficulty of predicting the outcome of such matters, Peoples Bancorp cannot state what the eventual outcome of any such matters will be; however, based on current knowledge and after consultation with legal counsel, management believes that these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Peoples.


ITEM 1A:  RISK FACTORS
----------------------
There have been no material changes from those risk factors previously disclosed in "ITEM 1A. RISK FACTORS" of Part I of Peoples' 2005 Form 10-K.


ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------
On April 30, 2004, Peoples Insurance Agency, Inc. ("Peoples Insurance"), a wholly-owned subsidiary of Peoples Bancorp, acquired substantially all of the assets and assumed specific liabilities of Putnam Agency, Inc. (the "Putnam Agency Acquisition"). In accordance with the terms of the asset purchase agreement, dated April 7, 2004, related to the Putnam Agency Acquisition, the "base purchase consideration was $8,640,000, of which $1,500,000 is being paid out in three annual installments of $500,000 plus interest on the aggregate remaining balance at the close of business on April 29, 2005, April 29, 2006 and April 29, 2007, at a rate equal to the one year certificate of deposit rate of Peoples Bank. Each installment is to be paid 75% in cash and 25% in common shares of Peoples Bancorp, with the number of common shares to be issued based on the average of the daily closing price of the Peoples Bancorp common shares for the 20 consecutive trading days ending at the close of business on the day which is five trading days prior to the applicable anniversary of the closing date. On April 29, 2006, Peoples paid $397,016 as the cash portion and issued 4,662 common shares as the common share portion of the installment of the "base purchase consideration" due to Agency Interim, LLC, the successor to Putnam Agency, Inc. The Peoples Bancorp common shares were issued in the Putnam Agency Acquisition in a private placement in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), based upon the limited number of persons to whom the common shares were "sold" (to Agency Interim, LLC which distributed the common shares to its members - 13 persons (the "Agency Interim Members")) and the representations from each Agency Interim Member (a) that such Agency Interim Member was either (i) an "accredited investor" as defined in Rule 501 promulgated under the Securities Act or (ii) possessed such experience, knowledge and sophistication in financial and business matters generally, and familiarity with the transactions related to the Putnam Agency Acquisition that, together, with such Agency Interim Member's investment advisors, such Agency Interim Member was capable of evaluating the merits and economic risks of consummating the transactions contemplated by the Putnam Agency Acquisition; and
(b) that such Agency Interim Member received the common shares of Peoples Bancorp for such Agency Interim Member's own account, for investment and not with a view to, or for sale in connection with, any distribution in contravention of the Securities Act. As part of the Putnam Agency Acquisition, Peoples Bancorp agreed to file a registration statement with the SEC to register for resale common shares issued to the Agency Interim Members. The Registration Statement on Form S-3 filed by Peoples Bancorp for this purpose (Registration No. 333-116683) became effective on July 2, 2004.

On May 28, 2004, Peoples Insurance acquired Barengo Insurance Agency, Inc. ("Barengo Insurance Agency") through the merger of Barengo Insurance Agency into Peoples Insurance (the "Barengo Insurance Agency Merger"). As contemplated by the agreement and plan of merger, dated as of May 28, 2004, related to the Barengo Insurance Agency Merger, on July 14, 2006, each of the two former shareholders of Barengo Insurance Agency received "earn out consideration" based on the performance of the former Barengo Insurance Agency in achieving specified revenue growth goals during the twelve-month period ended May 31, 2006 (the "2006 Earn-Out Period"). The "earn out consideration" paid to each former Barengo Insurance Agency shareholder was in the form of $196,742 in cash and $204,758 in Peoples Bancorp common shares, representing 7,032 Peoples Bancorp common shares based on the average of the daily closing prices of the Peoples Bancorp common shares for the 20 consecutive trading days ending at the close of business on the fifth trading day before July 15, 2006 (i.e., July 8, 2006). Accordingly, an aggregate of 14,064 Peoples Bancorp common shares were issued as "earn out consideration" for the 2006 Earn-Out Period. These common shares were issued in a private placement in reliance upon the exemption from registration under Section 4 (2) of the Securities Act based upon the limited number of persons to whom the common shares were "sold" (two former shareholders of Barengo Insurance Agency) and the representations from each person (a) that such person was either (i) an "accredited investor" as defined in Rule 501 promulgated under the Securities Act or (ii) possessed such experience, knowledge and sophistication in financial and business matters generally, and familiarity with the transactions related to the Barengo Insurance Agency Merger, including the performance associated with determining any "earn out consideration", that, together with such person's investment advisors, such person was capable of evaluating the merits and economic risks of consummating the transactions related to the Barengo Insurance Agency Merger; and (b) that such person was acquiring the common shares of Peoples Bancorp for such person's own account, for investment and not with a view to, or for sale in connection with, any distribution in contravention of the Securities Act. As part of the Barengo Insurance Agency Merger, Peoples Bancorp agreed to file a registration statement with the SEC to register for resale common shares issued to the former Barengo Insurance Agency shareholders as "earn out consideration" in respect of the Barengo Insurance Agency Merger. The Registration Statement on Form S-3 filed by Peoples Bancorp for this purpose (Registration No. 333-116683) became effective on July 2, 2004.

The following table details repurchases by Peoples Bancorp and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) of Peoples Bancorp's common shares during the three months ended June 30, 2006;

                                                                 (c)                  (d)
                                 (a)                       Total Number of        Maximum Number
                                Total           (b)         Common Shares        of Common Shares
                              Number of       Average    Purchased as Part of     that May Yet Be
                            Common Shares   Price Paid   Publicly Announced     Under the Plans or
           Period             Purchased       per Share  Plans or Programs (1)   Programs (1)(2)
--------------------------------------------------------------------------------------------------
April 1 - 30, 2006                   -              -                 -               425,000
May 1 - 31, 2006                1,102(3)      $30.47(3)               -               425,000
June 1 - 30, 2006              15,215(4)      $28.10(4)          14,000               411,000
--------------------------------------------------------------------------------------------------
Total                           16,317         $28.26            14,000               411,000
--------------------------------------------------------------------------------------------------

     (1) Information reflects solely the 2006 Stock Repurchase Program originally announced on January 17, 2006, which authorizes the repurchase of up to 425,000 common shares, with an aggregate purchase price of not more than $11.5 million. The 2006 Stock Repurchase Program expires on December 31, 2006.
     (2) Information reflects maximum number of common shares that may be purchased at the end of the period indicated.
     (3) Information reflects 368 common shares purchased in open market transactions at an average price of $30.42 by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust holding assets to provide payment of the benefits under the Peoples Bancorp Inc. Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the "Rabbi Trust") and 734 common shares acquired at an average price of $30.50 in connection with the exercise of stock options under Peoples Bancorp's stock option plans.
     (4) Information includes 516 common shares purchased in open market transactions at an average price of $28.96 by Peoples Bank under the Rabbi Trust and 699 common shares acquired at an average price of $29.52 in connection with the exercise of stock options under Peoples Bancorp's stock option plans.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
None.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
None.


ITEM 5:  OTHER INFORMATION
--------------------------
On June 8, 2006, the Board of Directors of Peoples Bancorp amended Section 12.1 of the Peoples Bancorp Inc. 2006 Equity Plan in order to provide that the adjustments contemplated by that section are mandatory, rather than permissive, in the event of any reorganization, recapitalization, reclassification, stock split, stock dividend, distribution, combination of shares, merger, consolidation, rights offering or other change in the corporate structure or shares of Peoples Bancorp.




ITEM 6:  EXHIBITS
-----------------

                                               EXHIBIT INDEX

  Exhibit
  Number                              Description                                      Exhibit Location
------------     ------------------------------------------------------          ---------------------------------

   3(a)          Certificate regarding adoption of Amendments to                  Incorporated herein by
                 Sections 2.06, 2.07, 3.01 and 3.04 of Peoples                    reference to Exhibit 3.1 to
                 Bancorp Inc.'s Code of Regulations by the                        Peoples Bancorp Inc.'s Current
                 Shareholders on April 13, 2006                                   Report on Form 8-K dated and filed
                                                                                  April 14, 2006 (File No. 0-16772)

   3(b)          Code of Regulations (reflects amendments through                 Incorporated herein by
                 April 13, 2006) [For SEC reporting compliance                    reference to Exhibit 3(b)
                 purposes only]                                                   Peoples Bancorp Inc.'s Quarterly
                                                                                  Report on Form 10-Q for the
                                                                                  quarterly period ended March 31,
                                                                                  2006 (File No. 0-16772)

   10(a)         Peoples Bancorp Inc. 2006 Equity Plan as adopted by              Filed herewith
                 Board of Directors of Peoples Bancorp Inc. on February
                 9, 2006 and approved by shareholders of Peoples Bancorp Inc.
                 on April 13, 2006.

   10(b)         Certificate regarding adoption of Amendment to                   Filed herewith
                 Peoples Bancorp Inc. 2006 Equity Plan by Board of Directors of
                 Peoples Bancorp Inc. on June 8, 2006

   10(c)         Form of Peoples Bancorp Inc. 2006 Equity Plan                    Filed herewith
                 Nonqualified Stock Option Agreement evidencing grant of
                 nonqualified stock option to director of Peoples Bancorp Inc.

   10(d)         Summary of Cash Compensation Payable to Directors of            Incorporated herein by referene to
                 Peoples Bancorp Inc. Effective May 1, 2006                      Exhibit 3(b) to Peoples Bancorp Inc.'s
                                                                                 Quarterly Report on Form 10-Q for the
                                                                                 quarterly period ended March 31, 2006
                                                                                 (File No. 0-16772)

   10(e)         Form of Change in Control Agreement, adopted August             Filed herewith
                 11, 2004, applicable to Larry E. Holdren and Carol A.
                 Schneeberger

   10(f)         Form of Change in Control Agreement, adopted January            Filed herewith
                 1, 2006, applicable to David T. Wesel

   10(g)         Form of Change in Control Agreement, adopted August             Filed herewith
                 1, 2006, applicable to Donald J. Landers, Jr.

   10(h)         Summary of Base Salaries for Executive Officers of              Filed herewith
                 Peoples Bancorp Inc.

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



                                                PEOPLES BANCORP INC.




Date:  August 7, 2006            By: /s/ MARK F. BRADLEY
                                         -------------------------------------
                                         Mark F. Bradley
                                         President and Chief Executive Officer





Date:  August 7, 2006            By: /S/ DONALD J. LANDERS, JR.
                                         -------------------------------------
                                         Donald J. Landers, Jr.
                                         Chief Financial Officer and Treasurer


                                  EXHIBIT INDEX

               PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

  Exhibit
  Number                              Description                                      Exhibit Location
------------     ------------------------------------------------------          ---------------------------------

   3(a)          Certificate regarding adoption of Amendments to                  Incorporated herein by
                 Sections 2.06, 2.07, 3.01 and 3.04 of Peoples                    reference to Exhibit 3.1 to
                 Bancorp Inc.'s Code of Regulations by the                        Peoples Bancorp Inc.'s Current
                 Shareholders on April 13, 2006                                   Report on Form 8-K dated and filed
                                                                                  April 14, 2006 (File No. 0-16772)

   3(b)          Code of Regulations (reflects amendments through                 Incorporated herein by
                 April 13, 2006) [For SEC reporting compliance                    reference to Exhibit 3(b)
                 purposes only]                                                   Peoples Bancorp Inc.'s Quarterly
                                                                                  Report on Form 10-Q for the
                                                                                  quarterly period ended March 31,
                                                                                  2006 (File No. 0-16772)

   10(a)         Peoples Bancorp Inc. 2006 Equity Plan as adopted by              Filed herewith
                 Board of Directors of Peoples Bancorp Inc. on February
                 9, 2006 and approved by shareholders of Peoples Bancorp Inc.
                 on April 13, 2006.

   10(b)         Certificate regarding adoption of Amendment to                   Filed herewith
                 Peoples Bancorp Inc. 2006 Equity Plan by Board of Directors of
                 Peoples Bancorp Inc. on June 8, 2006

   10(c)         Form of Peoples Bancorp Inc. 2006 Equity Plan                    Filed herewith
                 Nonqualified Stock Option Agreement evidencing grant of
                 nonqualified stock option to director of Peoples Bancorp Inc.

   10(d)         Summary of Cash Compensation Payable to Directors of            Incorporated herein by referene to
                 Peoples Bancorp Inc. Effective May 1, 2006                      Exhibit 3(b) to Peoples Bancorp Inc.'s
                                                                                 Quarterly Report on Form 10-Q for the
                                                                                 quarterly period ended March 31, 2006
                                                                                 (File No. 0-16772)

   10(e)         Form of Change in Control Agreement, adopted August             Filed herewith
                 11, 2004, applicable to Larry E. Holdren and Carol A.
                 Schneeberger

   10(f)         Form of Change in Control Agreement, adopted January            Filed herewith
                 1, 2006, applicable to David T. Wesel

   10(g)         Form of Change in Control Agreement, adopted August             Filed herewith
                 1, 2006, applicable to Donald J. Landers, Jr.

   10(h)         Summary of Base Salaries for Executive Officers of              Filed herewith
                 Peoples Bancorp Inc.

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
