Form 10-Q
period 2006-09-30
PEOPLES BANCORP INC
filed 2006-11-01
CIK 318300

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2006
                           OR
  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ____ to ____


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


                                   31-0987416
                 ----------------------------------------------
                      (I.R.S. Employer Identification No.)


138 Putnam Street, P. O. Box 738, Marietta, Ohio             45750
-------------------------------------------------     -----------------
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (740) 373-3155
                                                    --------------

                                 Not Applicable
          -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

         Yes [    ]                 No  [ X ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 10,669,561 common shares, without par value, at October 31, 2006.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION................................................2

-------------------------------------------------------------------------------

    ITEM 1: FINANCIAL STATEMENTS..............................................2

        CONSOLIDATED BALANCE SHEETS (Unaudited)...............................2
        CONSOLIDATED STATEMENTS OF INCOME (Unaudited).........................3
        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)............4
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)...........4
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)...........5
        NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS..............6

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND
            FINANCIAL CONDITION..............................................10

        SELECTED FINANCIAL DATA..............................................10
        RESULTS OF OPERATIONS................................................14
        FINANCIAL CONDITION..................................................20

    ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......28

    ITEM 4: CONTROLS AND PROCEDURES..........................................28

PART II - OTHER INFORMATION..................................................30
-------------------------------------------------------------------------------

    ITEM 1:  LEGAL PROCEEDINGS...............................................30

    ITEM 1A:  RISK FACTORS...................................................30

    ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....31

    ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.................................31

    ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............31

    ITEM 5:  OTHER INFORMATION...............................................31

    ITEM 6:  EXHIBITS........................................................32

SIGNATURES...................................................................34
-------------------------------------------------------------------------------

EXHIBIT INDEX................................................................35
-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
----------------------------

                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)
                                                                                         September 30,           December 31,
Assets                                                                                       2006                    2005
                                                                                        ----------------        ---------------
Cash and cash equivalents:
     Cash and due from banks                                                          $          32,477      $          35,564
     Interest-bearing deposits in other banks                                                     1,036                  1,084
     Federal funds sold                                                                           1,300                  3,000
-------------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                        34,813                 39,648
-------------------------------------------------------------------------------------------------------------------------------

Available-for-sale investment securities, at estimated fair value (amortized
   cost of $558,886 at September 30, 2006 and $591,022 at December 31, 2005)                    557,137                589,313
-------------------------------------------------------------------------------------------------------------------------------

Loans, net of deferred fees and costs                                                         1,139,852              1,071,876
Allowance for loan losses                                                                       (16,134)               (14,720)
-------------------------------------------------------------------------------------------------------------------------------
          Net loans                                                                           1,123,718              1,057,156
-------------------------------------------------------------------------------------------------------------------------------

Loans held for sale                                                                                 980                  1,103
Bank premises and equipment, net                                                                 22,848                 23,486
Business owned life insurance                                                                    48,203                 46,993
Goodwill                                                                                         61,260                 59,767
Other intangible assets                                                                           7,793                  9,513
Other assets                                                                                     29,782                 28,298
-------------------------------------------------------------------------------------------------------------------------------
               Total assets                                                           $       1,886,534      $       1,855,277
===============================================================================================================================

Liabilities
Deposits:
     Non-interest-bearing                                                             $         166,505      $         162,729
     Interest-bearing                                                                         1,061,099                926,557
-------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                      1,227,604              1,089,286
-------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings                                                                           226,281                173,696
Long-term borrowings                                                                            188,107                362,466
Junior subordinated notes held by subsidiary trusts                                              29,391                 29,350
Accrued expenses and other liabilities                                                           18,270                 17,402
-------------------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                              1,689,653              1,672,200
-------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
Common stock, no par value, 24,000,000 shares authorized,
       10,884,241 shares issued at September 30, 2006 and 10,869,655 shares issued
       at December 31, 2005, including shares in treasury                                       162,506                162,231
Retained earnings                                                                                40,918                 30,740
Accumulated comprehensive loss, net of deferred income taxes                                     (1,141)                (1,116)
Treasury stock, at cost, 219,638 shares at September 30, 2006 and 350,675 shares
       at December 31, 2005                                                                      (5,402)                (8,778)
-------------------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                                       196,881                183,077
-------------------------------------------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity                             $       1,886,534      $       1,855,277
===============================================================================================================================


See Notes to the Consolidated Unaudited Financial Statements


                      PEOPLES BANCORP INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


(Dollars in thousands, except per share data)                          For the Three Months            For the Nine Months
                                                                       Ended September 30,             Ended September 30,
                                                                   -----------------------------   ----------------------------
                                                                       2006            2005            2006           2005
                                                                   -------------   -------------   -------------- -------------
Interest Income:
  Interest and fees on loans                                        $    20,830    $     17,607     $     59,768   $    50,580
  Interest on taxable investment securities                               6,047           5,997           18,331        17,667
  Interest on tax-exempt investment securities                              718             730            2,172         2,097
  Other interest income                                                      54              21              132            51
-------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                               27,649          24,355           80,403        70,395
-------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
  Interest on deposits                                                    8,795           5,770           22,872        16,464
  Interest on short-term borrowings                                       3,120           1,301            7,643         2,573
  Interest on long-term borrowings                                        2,135           3,511            8,197        10,745
  Interest on junior subordinated notes held by subsidiary trusts           656             623            1,940         1,835
-------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                              14,706          11,205           40,652        31,617
-------------------------------------------------------------------------------------------------------------------------------
         Net interest income                                             12,943          13,150           39,751        38,778
Provision for loan losses                                                   929             485            1,770         1,466
-------------------------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses             12,014          12,665           37,981        37,312
-------------------------------------------------------------------------------------------------------------------------------
Other Income:
  Service charges on deposit accounts                                     2,682           2,533            7,747         7,279
  Investment and insurance commissions                                    2,177           2,266            8,028         7,186
  Income from fiduciary activities                                          829             794            2,524         2,466
  Electronic banking income                                                 792             706            2,288         2,087
  Business owned life insurance                                             404             423            1,209         1,314
  Mortgage banking income                                                   165             275              578           656
  Gain on securities transactions                                             2               -                6           236
  Gain on sale of banking office                                            232               -              232             -
  Other                                                                     267             121              661           580
-------------------------------------------------------------------------------------------------------------------------------
         Total other income                                               7,550           7,118           23,273        21,804
-------------------------------------------------------------------------------------------------------------------------------
Other Expenses:
  Salaries and employee benefits                                          6,445           6,608           19,789        20,530
  Net occupancy and equipment                                             1,377           1,215            3,829         3,842
  Amortization of other intangible assets                                   556             661            1,705         2,023
  Professional fees                                                         547             454            1,822         1,669
  Data processing and software                                              457             487            1,401         1,411
  Franchise tax                                                             445             425            1,336         1,254
  Marketing                                                                 398             299            1,286         1,088
  Bankcard costs                                                            333             284              940           871
  Other                                                                   2,208           2,103            6,281         6,035
-------------------------------------------------------------------------------------------------------------------------------
         Total other expenses                                            12,766          12,536           38,389        38,723
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                6,798           7,247           22,865        20,393
Income taxes                                                              1,476           1,979            6,076         5,555
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                          $     5,322    $      5,268     $     16,789   $    14,838
===============================================================================================================================

Earnings per share:
  Basic                                                             $      0.50    $       0.50     $       1.59   $      1.42
-------------------------------------------------------------------------------------------------------------------------------
  Diluted                                                           $      0.50    $       0.50     $       1.57   $      1.40
-------------------------------------------------------------------------------------------------------------------------------

Weighted-average number of shares outstanding:
  Basic                                                              10,638,824      10,451,578       10,587,462    10,425,704
-------------------------------------------------------------------------------------------------------------------------------
  Diluted                                                            10,748,996      10,591,470       10,709,312    10,563,753
-------------------------------------------------------------------------------------------------------------------------------

Cash dividends declared                                             $     2,252    $      2,108     $      6,611   $     6,087
-------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                                   $      0.21    $       0.20     $       0.62   $      0.58
-------------------------------------------------------------------------------------------------------------------------------

See Notes to the Consolidated Unaudited Financial Statements



                      PEOPLES BANCORP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)


(Dollars in thousands, except per share data)
                                                       Common Stock                          Accumulated
                                                 --------------------------    Retained     Comprehensive     Treasury
                                                   Shares         Amount       Earnings         Loss           Stock          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                       10,869,655   $    162,231  $     30,740   $   (1,116)    $    (8,778)   $  183,077
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                        16,789                                     16,789
Other comprehensive loss, net of tax                                                              (25)                          (25)
Cash dividends declared of $0.62 per share                                        (6,611)                                    (6,611)
Stock-based compensation expense                                       225                                                      225
Purchase of treasury stock, 17,312 shares                                                                        (490)         (490)
Exercise of common stock options (reissued
   129,623 treasury shares)                                           (791)                                     3,376         2,585
Tax benefit from stock option exercises                                352                                                      352
Issuance of common stock under dividend
   reinvestment and stock purchase plan              14,586            429                                                      429
Issuance of common stock related to acquisition
   of Putnam Agency, Inc. (reissued 4,662
   treasury
   shares)                                                              19                                        121           140
Issuance of common stock related to acquisition
   of Barengo Insurance Agency, Inc. (reissued
   14,064 treasury shares)                                              41                                        369           410
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2006                      10,884,241   $    162,506  $     40,918   $   (1,141)    $     (5,402)  $  196,881
------------------------------------------------------------------------------------------------------------------------------------



           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)


(Dollars in thousands)                                                       For the Three Months       For the Nine Months
                                                                             Ended September 30,        Ended September 30,
                                                                           -------------------------  ------------------------
                                                                                2006         2005         2006         2005
                                                                           ------------  -----------  -----------  -----------
Net income                                                                  $    5,322   $    5,268   $   16,789   $   14,838
Other comprehensive income (loss):
   Unrealized gain (loss) on available-for-sale securities arising in the        8,662       (5,749)         (32)      (7,199)
        period
   Less: reclassification adjustment for net securities gains included in            2            -            6          236
        net income
   Unrealized loss on cash flow hedge derivatives arising in the period              -           44            -           22
   Less: reclassification adjustment for derivative losses included in               -         (250)           -         (250)
        net income
------------------------------------------------------------------------------------------------------------------------------
     Total other comprehensive income (loss)                                     8,660       (5,455)         (38)      (7,163)
      Income tax expense (benefit)                                               3,031       (1,909)         (13)      (2,507)
------------------------------------------------------------------------------------------------------------------------------
         Total other comprehensive income (loss), net of tax                     5,629       (3,546)         (25)      (4,656)
------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                  $   10,951   $    1,722   $   16,764   $   10,182
==============================================================================================================================


See Notes to the Consolidated Unaudited Financial Statements

                      PEOPLES BANCORP INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


(Dollars in thousands)                                                                        For the Nine Months
                                                                                              Ended September 30,
                                                                                        --------------------------------
                                                                                             2006              2005
                                                                                        --------------    --------------
Net cash provided by operating activities                                               $     22,958      $     35,358

Cash flows from investing activities:
     Purchases of available-for-sale securities                                              (25,334)          (96,676)
     Proceeds from sales of available-for-sale securities                                          -               596
     Proceeds from maturities, calls and prepayments of available-for-sale securities         57,316            86,268
     Net increase in portfolio loans                                                         (68,602)          (52,913)
     Net expenditures for premises and equipment                                              (1,577)           (3,292)
     Net proceeds from sales of other real estate owned                                          643             1,426
     Business acquisitions, net of cash received                                              (1,453)           (1,157)
     Sale of banking office                                                                   (5,144)                -
     Investment in limited partnership and tax credit funds                                     (899)           (3,519)
------------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                                      (45,050)          (69,267)


Cash flows from financing activities:
     Net increase in non-interest-bearing deposits                                             4,270             5,913
     Net increase in interest-bearing deposits                                               138,734            22,048
     Net increase in short-term borrowings                                                    52,585           113,949
     Payments on long-term borrowings                                                       (174,357)          (98,555)
     Cash dividends paid                                                                      (6,066)           (5,491)
     Purchase of treasury stock                                                                 (490)           (1,721)
     Repurchase of trust preferred securities                                                    (25)                -
     Proceeds from issuance of common stock                                                    2,606             1,248
------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                                   17,257            37,391
------------------------------------------------------------------------------------------------------------------------
                  Net (decrease) increase in cash and cash equivalents                        (4,835)            3,482
Cash and cash equivalents at beginning of period                                              39,648            31,449
------------------------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                            $     34,813     $      34,931
========================================================================================================================


Supplemental cash flow information:
     Interest paid                                                                      $     39,454     $      31,100
------------------------------------------------------------------------------------------------------------------------
     Income taxes paid                                                                         4,353             1,654
------------------------------------------------------------------------------------------------------------------------

 See Notes to the Consolidated Unaudited Financial Statements

            NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.  Basis of Presentation
-------------------------
    The accounting and reporting policies of Peoples Bancorp Inc. ("Peoples Bancorp") and Subsidiaries (collectively, "Peoples") conform to accounting principles generally accepted in the United States ("US GAAP") and to general practices within the financial services industry. Peoples considers all of its principal activities to be financial services related. The accompanying unaudited consolidated financial statements of Peoples reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. To conform to the 2006 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income, net cash provided by operating activities or stockholders' equity. Results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

    Certain information and footnotes typically included in the annual financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet at December 31, 2005 contained herein has been derived from the audited balance sheet included in Peoples Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 ("2005 Form 10-K"). These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2005 Form 10-K.

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


2.  New Accounting Pronouncements:
----------------------------------
    On March 17, 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 156 permits entities the option to measure servicing rights at fair value and report changes in fair value in earnings rather than amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation as required under SFAS 140.

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

    On July 13, 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -an interpretation of FASB Statement No. 109", which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management is currently evaluating the potential impact of this interpretation but does not expect the impact of adoption to be material to Peoples' financial statements taken as a whole.

    On September 15, 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value and establishes a consistent framework for using fair value to measure assets and liabilities. SFAS 157 applies whenever a company is required or permitted to use fair value measurements under other accounting pronouncements and does not require any new fair value measurements. However, SFAS 157 requires expanded disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.

    SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Management does not expect the impact of adoption to be material to Peoples' financial statements taken as a whole.

    On September 29, 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires entities to recognize an asset for a defined benefit postretirement plan's overfunded status or a liability for a plan's underfunded status. In addition, entities must measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. Certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation are to be disclosed in the notes to the financial statements.

    The requirement to recognize the funded status of a defined benefit postretirement plan and other disclosure requirements are effective for fiscal years ending after December 15, 2006, for public entities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Earlier application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer's benefit plans. Management is currently evaluating the potential impact of this interpretation but does not expect the impact of adoption to be material to Peoples' financial statements taken as a whole.

3.  Stock-Based Compensation:
-----------------------------
    On January 1, 2006, Peoples adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("SFAS123 (R)"), using the modified-prospective-transition method. Under that transition method, compensation cost recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and
    (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Prior to January 1, 2006, Peoples accounted for stock-based compensation using the intrinsic value method. Under the provisions of Peoples Bancorp's stock option plans, the exercise price per share of each option granted cannot be less than the fair market value of the underlying common shares on the date of grant. As a result, Peoples previously did not recognize any stock-based employee compensation expense in net income prior to January 1, 2006.

    As a result of adopting SFAS 123(R), Peoples' income before income taxes and net income for the nine months ended September 30, 2006, were $225,000 and $146,000 lower, respectively, than if Peoples had continued to account for share-based compensation using the intrinsic value method.

    The following table illustrates the effect on net income and earnings per share for the periods presented had Peoples applied fair value recognition to stock-based employee compensation, assuming the estimated fair value of the options as of the grant date is amortized to expense over the vesting period:


 (Dollars in thousands, except Per Share Data)                               Three                Nine
                                                                         Months Ended         Months Ended
                                                                         September 30,        September 30,
                                                                             2005                 2005
                                                                       ------------------   ------------------
Net income, as reported                                                 $          5,268     $         14,838
Deduct: stock-based compensation expense determined under
   fair value based method not included in net income, net of tax                     99                  359
--------------------------------------------------------------------------------------------------------------
Pro forma net income                                                    $          5,169     $         14,479
==============================================================================================================

Basic Earnings Per Share:
     As reported                                                        $           0.50     $           1.42
--------------------------------------------------------------------------------------------------------------
     Pro forma                                                          $           0.49     $           1.39
--------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share:
     As reported                                                        $           0.50     $           1.40
--------------------------------------------------------------------------------------------------------------
     Pro forma                                                          $           0.49     $           1.37
--------------------------------------------------------------------------------------------------------------

    The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                 2006                2005
                                                             -------------       -------------
Risk-free interest rate                                             4.56%               4.19%
Dividend yield                                                      2.65%               2.72%
Volatility factor of the market price of parent stock               25.8%               26.6%
Weighted-average expected life of options                       6.4 years           6.4 years


The following table summarizes the changes to Peoples' stock options for the nine months ended September 30, 2006:

                                                                       Weighted
                                                                        Average
                                                        Number         Exercise
                                                       of Shares         Price
                                                      -------------------------
Outstanding at January 1, 2006                            475,832    $    20.41
Granted                                                    65,615         28.59
Exercised                                                 131,931         20.11
Forfeited                                                   1,862         28.53
--------------------------------------------------------------------------------
Outstanding at September 30, 2006                         407,654         21.78
================================================================================

Exercisable at September 30, 2006                         345,436         20.55
================================================================================

Weighted-average estimated fair value of options granted
     during the period                                               $     7.37
================================================================================


The following summarizes information concerning Peoples' stock options outstanding at September 30, 2006:


                                         Options Outstanding                        Options Exercisable
                          ---------------------------------------------------  -------------------------------
                                               Weighted-
                                                Average           Weighted-                        Weighted-
                              Options          Remaining           Average                          Average
        Range of              Shares          Contractual         Exercise        Number           Exercise
     Exercise Prices        Outstanding          Life               Price       Exercisable          Price
-----------------------------------------------------------------------------  -------------------------------
  $11.87    to   $13.59            61,577         2.7 years    $       13.38          61,577    $       13.38
  $14.92    to   $18.70            63,019         2.6 years            15.53          63,019            15.53
  $18.98    to   $22.32            96,976         4.7 years            21.24          96,976            21.24
  $23.59    to   $27.74            98,005         7.0 years            25.47          98,005            25.47
  $28.25    to   $30.00            88,077         8.9 years            28.61          25,859            28.66
                          ----------------  ----------------     ------------  --------------     ------------
                                  407,654         5.5 years    $       21.78         345,436    $       20.55


4.  Employee Benefit Plans:
---------------------------
    Components of Net Periodic Benefit Costs
    ----------------------------------------
    Peoples Bancorp sponsors a noncontributory defined benefit pension plan that covers substantially all employees hired before January 1, 2003, and a noncontributory defined contribution plan that covers substantially all employees hired on or after January 1, 2003. Peoples Bancorp also sponsors a contributory postretirement benefit plan for former employees who were retired as of December 31, 1992. The following table details the components of the net periodic benefit cost for the plans:

    Pension Benefits:

                                      For the Three Months       For the Nine Months
                                       Ended September 30,       Ended September 30,
                                     ------------------------  -------------------------
(Dollars in thousands)                     2006         2005         2006          2005
                                     ------------------------  -------------------------
Service cost                          $     218   $      227    $     652    $      682
Interest cost                               189          204          566           612
Expected return on plan assets             (291)        (296)        (873)         (887)
Amortization of prior service cost            1            1            2             2
Amortization of net loss                     64           59          192           176
Settlements                                   -            -            -           578
----------------------------------------------------------------------------------------
Net periodic benefit cost             $     181   $      195    $     539    $    1,163
========================================================================================


    Postretirement Benefits:


                                      For the Three Months       For the Nine Months
                                       Ended September 30,       Ended September 30,
                                     ------------------------  -------------------------
(Dollars in thousands)                     2006         2005         2006          2005
                                     ------------------------  -------------------------
Interest cost                         $       6   $        8    $      19    $       24
Amortization of prior service cost            -            3            -             8
----------------------------------------------------------------------------------------
Net periodic benefit cost             $       6   $       11    $      19    $       33
========================================================================================


    Employer Contributions
    ----------------------
    Through September 30, 2006, Peoples Bancorp contributed $1.2 million to its pension plan upon the recommendation of and approval by Peoples Bancorp's Retirement Plan Committee and Board of Directors.


5.  Goodwill:
-------------
    In 2004, Peoples completed the acquisition of two insurance agencies. Under the terms of the agreements, additional consideration may be paid by Peoples over the subsequent three years, contingent on the acquired agencies achieving certain revenue goals. In 2006, the acquired agencies achieved revenue goals that resulted in contingent consideration totaling $1.5 million being earned and paid by Peoples, a portion of which was paid in Peoples Bancorp's common shares and the remainder in cash in accordance with the agreements.

    The additional consideration increased the carrying amount of goodwill as follows:

         (Dollars in thousands)
         Balance at January 1, 2006                     $      59,767
         Contingent consideration earned                        1,493
         -------------------------------------------------------------
         Balance at September 30, 2006                  $      61,260
         =============================================================

    Peoples performed its annual goodwill impairment tests as of June 30, 2006, and concluded the recorded value of goodwill was not impaired based upon the estimated fair value of the reporting unit. During the third quarter of 2006, Peoples reviewed its recorded goodwill and concluded no indicators of impairment existed.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION
--------------------------------------------------------------------

                             SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management's discussion and analysis that follows:


                                                                At or For the Three Months        At or For the Nine Months
                                                                    Ended September 30,              Ended September 30,
                                                               ------------------------------   ------------------------------
SIGNIFICANT RATIOS                                                  2006            2005             2006            2005
                                                               --------------  --------------   --------------  --------------
Return on average equity                                              11.05%           11.61 %         11.97%          11.19%
Return on average assets                                               1.13%            1.14 %          1.20%           1.09%
Net interest margin (a)                                                3.20%            3.32 %          3.29%           3.30%
Efficiency ratio (b)                                                  59.04%           57.37 %         57.30%          59.72%
Average stockholders' equity to average assets                        10.20%            9.77 %         10.05%           9.74%
Average loans to average deposits                                     93.99%           95.22 %         95.51%          94.09%
Cash dividends to net income                                          42.31%           40.02 %         39.38%          41.02%
------------------------------------------------------------------------------------------------------------------------------

ASSET QUALITY RATIOS
Nonperforming loans to total loans (c)                                 1.25%            0.56 %          1.25%           0.56%
Nonperforming assets to total assets (d)                               0.76%            0.44 %          0.76%           0.44%
Allowance for loan losses to loans net of unearned interest            1.42%            1.39 %          1.42%           1.39%
Allowance for loan losses to nonperforming loans (c)                  113.5%           248.1 %         113.5%          248.1%
Provision for loan losses to average loans (period only)               0.08%            0.05 %          0.16%           0.14%
Net (recoveries) charge-offs to average loans                          0.04%            0.19 %          0.04%           0.20%

------------------------------------------------------------------------------------------------------------------------------

CAPITAL RATIOS (end of period)
Tier I capital ratio                                                  11.72%           11.34 %         11.72%          11.34%
Total risk-based capital ratio                                        13.02%           12.65 %         13.02%          12.65%
Leverage ratio                                                         8.79%            7.92 %          8.79%           7.92%

------------------------------------------------------------------------------------------------------------------------------

PER SHARE DATA
Earnings per share - basic                                     $        0.50     $      0.50    $        1.59   $        1.42
Earnings per share - diluted                                            0.50            0.50             1.57            1.40
Cash dividends declared per share                                       0.21            0.20             0.62            0.58
Book value per share (end of period)                                   18.46           17.17            18.46           17.17
Tangible book value per share (end of period) (e)              $       11.99     $     10.50    $       11.99   $       10.50
Weighted-average shares outstanding - Basic                       10,638,824      10,451,578       10,587,462      10,425,704
Weighted-average shares outstanding - Diluted                     10,748,996      10,591,470       10,709,312      10,563,753
Common shares outstanding at end of period                        10,664,603      10,487,752       10,664,603      10,487,752

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


Forward-Looking Statements
--------------------------
Certain statements in this Form 10-Q which are not historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes", "plans", "will", "would", "should", "could" and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to:

(1) competitive pressures among financial institutions or from non-financial institutions which may increase significantly;
(2) changes in the interest rate environment which may adversely impact interest margins;
(3) prepayment speeds, loan originations and sale volumes, charge-offs and loan loss provisions which may be less favorable than expected;
(4)  general economic conditions which may be less favorable than expected;
(5) political developments, wars or other hostilities which may disrupt or increase volatility in securities markets or other economic conditions;
(6) legislative or regulatory changes or actions may adversely affect Peoples' business;
(7)  changes in the conditions and trends in the securities markets;
(8)  a delayed or incomplete resolution of regulatory issues that could arise;
(9) the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity;
(10) the costs and effects of regulatory and legal developments, including the outcome of regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations; and
(11) other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the Securities and Exchange Commission ("SEC"), including those risk factors included in the disclosure under the heading "ITEM 1A. RISK FACTORS" of Part I of Peoples' 2005 Form 10-K and in the disclosure in "ITEM 1A. RISK FACTORS" of Part II of this Quarterly Report on Form 10-Q.

All forward-looking statements speak only as of the execution date of this Form 10-Q and are expressly qualified in their entirety by the cautionary statements. Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management's knowledge of Peoples' business and operations, it is possible that actual results may differ materially from these projections. Additionally, Peoples undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events except as may be required by applicable legal requirements. Copies of documents filed with the SEC are available free of charge at the SEC's website at http://www.sec.gov and/or from Peoples Bancorp's website.


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

Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency. Peoples Bank offers financial products and services through 48 financial service locations and 35 ATMs in Ohio, West Virginia and Kentucky. Peoples Bank's internet-banking service, Peoples OnLine Connection, can be found on the Internet at www.peoplesbancorp.com (this uniform resource locator (URL) is an inactive, textual reference only). Peoples Bank makes available an array of financial products and services to customers that include traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities. Peoples provides services through traditional walk-in offices and automobile drive-in facilities, automated teller machines, banking by phone, and the Internet.

Peoples Bank also makes available other financial services through Peoples Financial Advisors, which provides customer-tailored services for fiduciary needs, investment alternatives, financial planning, retirement plans and other asset management needs. Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank offices. Peoples Bank also offers a full range of life, health, property and casualty insurance products through Peoples Insurance.

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


Critical Accounting Policies
----------------------------
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples' consolidated financial statements and management's discussion and analysis at September 30, 2006, which were unchanged from the policies disclosed in Peoples' 2005 Form 10-K.


Summary of Recent Transactions and Events
-----------------------------------------
The following is a summary of recent transactions that have impacted or are expected to impact Peoples' results of operations or financial condition:

     o On January 17, 2006, Peoples Bancorp announced the authorization to repurchase up to 425,000, or approximately 4%, of Peoples Bancorp's outstanding common shares in 2006 from time to time in open market or privately negotiated transactions (the "2006 Stock Repurchase Program"). Any repurchased common shares will be held as treasury shares and are anticipated to be used for future exercises of stock options granted under Peoples Bancorp's stock option and equity-based compensation plans, future issuances of common shares in connection with Peoples Bancorp's deferred compensation plans, and other general corporate purposes. Through September 30, 2006, Peoples Bancorp had repurchased 14,000 common shares, at an average price of $28.00, under the 2006 Stock Repurchase Program. No common shares were repurchased during the third quarter of 2006.

     o On May 15, 2006, Peoples Bank opened a new full-service banking office in Lancaster, Ohio. This new office includes an ATM and drive-through banking with a focus on providing banking and related financial services to prospective and current clients in the Lancaster area.

     o On May 31, 2006, Peoples Bank announced it had signed a purchase and assumption agreement with First National Bank of McConnelsville ("First National Bank") that provides for Peoples Bank to acquire First National Bank's Carroll, Ohio office, and its associated deposits of approximately $6 million, and First National Bank to acquire Peoples Bank's Chesterhill, Ohio office, and its associated deposits of approximately $5 million. The agreement provides for a deposit premium of 6% to be paid on any difference in deposits acquired. Loans will be retained at the originating financial institution. The transaction is expected to be completed at the close of business on November 10, 2006. Management does not expect this transaction to have a material impact on Peoples' financial condition, results of operations, capital or cash flows.

     o At the close of business on September 29, 2006, Peoples Bank completed the previously announced sale of its South Shore, Kentucky banking office (the "South Shore Office" or "South Shore Office Sale") to American Savings Bank, fsb. This sale was consistent with Peoples' strategic plan to optimize its branch network for better growth opportunities. The transaction included the sale of $4.6 million in deposits at a 5% premium and $0.6 million of loans at book value, resulting in a gain of $232,000. The South Shore Office Sale did not have a material impact on Peoples' financial condition, results of operations, capital or cash flows.

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

As previously disclosed in "ITEM 1A. RISK FACTORS" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Critical Accounting Policies - Income Taxes" of Peoples' 2005 Form 10-K, Peoples Bank has been undergoing an examination by the Ohio Department of Taxation (the "Department") of its 2002 Ohio Corporation Franchise Tax Report related to the fiscal year ended December 31, 2001 (the "2002 tax year"). On August 23, 2006, the Department issued a Notice of Assessment in the amount of approximately $1.4 million in regards to Peoples Bank's corporate franchise tax liability for the 2002 tax year. Management disagrees with this assessment in its entirety, and on September 22, 2006, Peoples Bank filed a Petition for Reassessment with the Department objecting to the assessment. Peoples Bank is not liable for nor is it required to pay the assessment while the Petition for Reassessment is pending.

The Department has also issued proposed adjustments to Peoples Bank's 2003 Ohio Corporation Franchise Tax Report (the "2003 Ohio Report") related to the fiscal year ended December 31, 2002 (the "2003 tax year") on the basis of the 2002 assessment that would materially increase the amount of franchise tax due. Management has objected to these proposed adjustments in their entirety and is working with the Department to resolve and eliminate the proposed adjustments. As part of this process, management has agreed to a one-year extension of the statute of limitations for the 2003 tax year. The Department has not issued a Notice of Assessment with respect to the 2003 Ohio Report.

Although the administrative process is not yet complete, management does not anticipate that the ultimate resolution of the proposed adjustments for the 2002 tax year or 2003 tax year will result in a material impact on Peoples' consolidated financial position. To the extent management determines additional taxes may be due, Peoples recognizes liabilities for such tax exposures when losses associated with the claims are judged to be probable and the amount of loss can be reasonably estimated. No assurance can be given that the final resolution of the proposed adjustments by the Department to Peoples Bank's corporate franchise tax liability for the 2002 tax year or 2003 tax year will not be different than what is reflected in Peoples' current and historical consolidated financial statements.


Financial Overview
------------------
For the third quarter of 2006, net income totaled $5.3 million, or $0.50 per diluted share, matching the amounts reported for the third quarter of 2005. For the nine months ended September 30, 2006, Peoples' net income totaled $16.8 million, up 13% from $14.8 million through nine months of 2005, due to higher net interest income and non-interest revenues, coupled with lower non-interest expenses. Diluted earnings per share for the first nine months of 2006 improved 12% to $1.57, from $1.40 a year ago.

In the third quarter of 2006, net interest income of $12.9 million was down 2% compared to the $13.2 million generated in the third quarter of 2005. Peoples' funding costs continue to rise faster than its yield on earning assets, offsetting the additional interest income generated by a higher volume of earning assets. Peoples' net interest margin was 3.20% for the third quarter of 2006, compared to 3.32% a year ago and 3.29% for the second quarter of 2006. Both net interest income and net interest margin for the third quarter of 2006 were also negatively impacted by Peoples placing $4.5 million of loans in a single commercial relationship on nonaccrual status, resulting in the reversal of $97,000 of interest income in the third quarter of 2006. On a year-to-date basis, net interest income totaled $39.8 million versus $38.8 million a year ago, while Peoples' net interest margin dropped one basis point to 3.29%.

Other income totaled $7.6 million for the third quarter of 2006 versus $7.1 million for 2005's third quarter. Other income was positively impacted by the $0.2 million gain on the South Shore Office Sale. On a year-to-date basis, other income was $23.3 million, up 7% from $21.8 million a year ago. Insurance and investment revenues grew $0.8 million and deposit account service charges increased $0.5 million, accounting for much of the increase in other income. In the third quarter of 2006, other expense totaled $12.8 million compared to $12.5 million in the third quarter of 2005. Additional maintenance and utility costs, along with marketing costs associated with Peoples' deposit direct mail and gift program, comprised the majority of this increase. On a year-to-date basis, other expense decreased 1% to $38.4 million, from $38.7 million, due primarily to declines in salaries and benefit costs and intangible amortization.

At September 30, 2006, total assets were $1.89 billion, up $31.3 million over year-end 2005. Gross portfolio loans increased by $68.0 million since December 31, 2005, totaling $1.14 billion at quarter-end. The largest portion of this loan growth was from originations of commercial real estate mortgages. Investment securities totaled $557.1 million at September 30, 2006, down 5% from year-end 2005, as the majority of cash flows from the portfolio are being used to fund loan growth.

Total liabilities were $1.69 billion at September 30, 2006, compared to $1.67 billion at year-end 2005. Deposit balances increased 13% through nine months, to $1.23 billion at September 30, 2006, reflecting a $134.5 million increase in interest-bearing balances, primarily from $84.8 million additional brokered deposits, and a $3.8 million increase in non-interest-bearing balances.

At September 30, 2006, total stockholders' equity was $196.9 million versus $183.1 million at December 31, 2005. This 8% increase was due mainly to Peoples' earnings, net of dividends declared.



                              RESULTS OF OPERATIONS

Interest Income and Expense
---------------------------
Peoples earns interest income from loans, investment securities and short-term investments and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue, totaling $12.9 million in the third quarter of 2006, down 2% when compared to the third quarter of 2005. Interest income for the third quarter grew $3.3 million to $27.6 million, due to higher average earning assets, while interest expense increased $3.5 million to $14.7 million, primarily due to the 90 basis point increase in the average cost of funds, from the third quarter of 2005. Third quarter 2006 net interest income was also reduced by $97,000 due to the reversal of interest income on $4.5 million of loans in a single commercial relationship being placed on nonaccrual status during the quarter.

For the nine months ended September 30, 2006, net interest income increased 3% to $39.8 million versus $38.8 million. Interest income grew $10.0 million to $80.4 million, while interest expense was $40.7 million, up $9.0 million from a year ago. Interest income benefited from an improvement in average asset yields, coupled with a $46.3 million increase in average earning assets for the first nine months of 2006. Through nine months of 2006, Peoples' average cost of interest-bearing liabilities has increased 75 basis points, the primary driver of interest expense growth.

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



                                                       Three Months Ended                      Nine Months Ended
                                          ----------------------------------------------           September 30,
                                          September 30,     June 30,     September 30,     --------------------------
(Dollars in thousands)                         2006           2006            2005              2006          2005
                                          ---------------  ------------  ---------------   ------------  ------------
Net interest income, as reported          $     12,943     $    13,305   $     13,150      $    39,751   $    38,778
Taxable equivalent adjustments                     413             426            422            1,269         1,217
---------------------------------------------------------------------------------------------------------------------
Fully-tax equivalent net interest income  $     13,356     $    13,731   $     13,572      $    41,020   $    39,995
---------------------------------------------------------------------------------------------------------------------


Net interest margin, calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of Peoples' earning assets and interest-bearing liabilities. The following table details Peoples' average balance sheet and analysis of net interest income for the periods presented:



                                                         For the Three Months Ended September 30,
                                        ----------------------------------------------------------------------------
                                                        2006                                   2005
                                        -------------------------------------    -----------------------------------
(Dollars in thousands)                      Average       Income/    Yield/        Average       Income/    Yield/
                                            Balance       Expense     Rate         Balance       Expense     Rate
                                        -------------- ------------  --------  -------------- ------------ ---------
ASSETS
Short-term investments:
  Interest-bearing deposits with banks  $       2,346  $        28     4.70%   $       2,201  $        16     2.81%
  Federal funds sold                            1,945           25     5.08%             540            5     3.31%
--------------------------------------------------------------------------------------------------------------------
    Total short-term investments                4,291           53     4.96%           2,741           21     2.91%
Investment securities:
  Taxable                                     494,968        6,047     4.89%         536,790        5,997     4.43%
  Tax-exempt (1)                               67,414        1,104     6.55%          69,707        1,124     6.45%
--------------------------------------------------------------------------------------------------------------------
    Total investment securities               562,382        7,151     5.09%         606,497        7,121     4.70%
Loans (2):
  Commercial (1)                              742,270       13,989     7.48%         648,586       10,915     6.68%
  Real estate (3)                             309,269        5,378     6.96%         334,463        5,389     6.39%
  Consumer                                     71,751        1,491     8.24%          61,619        1,331     8.57%
--------------------------------------------------------------------------------------------------------------------
    Total loans                             1,123,290       20,858     7.38%       1,044,668       17,635     6.75%
Less: Allowance for loan losses               (15,507)                               (14,717)
--------------------------------------------------------------------------------------------------------------------
    Net loans                               1,107,783       20,858     7.49%       1,029,951       17,635     6.81%
--------------------------------------------------------------------------------------------------------------------
    Total earning assets                    1,674,456  $    28,062     6.67%       1,639,189  $    24,777     6.02%
Intangible assets                              69,332                                 70,215
Other assets                                  129,434                                131,792
--------------------------------------------------------------------------------------------------------------------
       Total assets                     $   1,873,222                          $   1,841,196
====================================================================================================================
LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                               $     120,595  $       201     0.66%   $     140,133  $       235     0.67%
  Interest-bearing demand deposits            311,405        2,150     2.74%         308,782        1,472     1.89%
  Time                                        596,006        6,444     4.29%         490,213        4,063     3.29%
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits         1,028,006        8,795     3.39%         939,128        5,770     2.44%
Borrowed funds:
  Short-term                                  236,967        3,120     5.27%         148,142        1,301     3.48%
  Long-term                                   234,078        2,791     4.77%         398,622        4,134     4.15%
--------------------------------------------------------------------------------------------------------------------
    Total borrowed funds                      471,045        5,911     4.92%         546,764        5,435     3.91%
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities      1,499,051  $    14,706     3.88%       1,485,892  $    11,205     2.98%
Non-interest-bearing deposits                 167,103                                158,028
Other liabilities                              16,071                                 17,317
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                       1,682,225                              1,661,237
Stockholders' equity                          190,997                                179,959
--------------------------------------------------------------------------------------------------------------------
  Total liabilities and equity          $   1,873,222                          $   1,841,196
====================================================================================================================

Interest spread (1)                                    $    13,356     2.79%                  $    13,572     3.04%
Interest income to earning assets (1)                                  6.67%                                  6.02%
Interest expense to earning assets                                     3.47%                                  2.70%
--------------------------------------------------------------------------------------------------------------------
  Net interest margin (1)                                              3.20%                                  3.32%
--------------------------------------------------------------------------------------------------------------------


(1) Interest income and yields are presented on a fully tax-equivalent basis using a 35% tax rate.

(2) Nonaccrual and impaired loans are included in the average loan balances. Related interest income earned on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income. Loan fees included in interest income totaled $110 and $124 for the periods presented in 2006 and 2005, respectively.

(3) Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.





                                                          For the Nine Months Ended September 30,
                                        ----------------------------------------------------------------------------
                                                        2006                                   2005
                                        -------------------------------------    -----------------------------------
(Dollars in thousands)                      Average       Income/    Yield/        Average       Income/    Yield/
                                            Balance       Expense     Rate         Balance       Expense     Rate
                                        -------------- ------------  --------  -------------- ------------ ---------
ASSETS
Short-term investments:
  Interest-bearing deposits with banks  $       2,466  $        75     4.08%   $       2,335  $        40     2.29%
  Federal funds sold                            1,539           57     4.95%             450           11     3.27%
--------------------------------------------------------------------------------------------------------------------
    Total short-term investments                4,005          132     4.38%           2,785           51     2.42%
Investment securities:
  Taxable                                     509,159       18,331     4.80%         535,602       17,667     4.41%
  Tax-exempt (1)                               68,039        3,341     6.55%          65,620        3,226     6.57%
--------------------------------------------------------------------------------------------------------------------
    Total investment securities               577,198       21,672     5.01%         601,222       20,893     4.63%
Loans (2):
  Commercial (1)                              718,095       39,498     7.35%         629,342       30,572     6.49%
  Real estate (3)                             313,746       16,092     6.84%         342,208       16,174     6.32%
  Consumer                                     68,575        4,278     8.34%          59,622        3,922     8.79%
--------------------------------------------------------------------------------------------------------------------
    Total loans                             1,100,416       59,868     7.27%       1,031,172       50,668     6.55%
Less: Allowance for loan losses               (15,119)                               (15,004)
--------------------------------------------------------------------------------------------------------------------
    Net loans                               1,085,297       59,868     7.37%       1,016,168       50,668     6.66%
--------------------------------------------------------------------------------------------------------------------
    Total earning assets                    1,666,500  $    81,672     6.54%       1,620,175  $    71,612     5.90%
Intangible assets                              68,957                                 70,298
Other assets                                  130,292                                129,933
--------------------------------------------------------------------------------------------------------------------
       Total assets                     $   1,865,749                          $   1,820,406
====================================================================================================================
LIABILITIES AND EQUITY
Interest-bearing deposits:
  Savings                               $     124,571  $       602     0.65%   $     147,535  $       790     0.72%
  Interest-bearing demand deposits            297,060        5,502     2.48%         296,942        3,844     1.73%
  Time                                        563,962       16,768     3.98%         494,010       11,830     3.20%
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits           985,593       22,872     3.10%         938,487       16,464     2.35%
Borrowed funds:
  Short-term                                  210,357        7,643     4.84%         114,030        2,573     3.02%
  Long-term                                   299,926       10,137     4.51%         416,416       12,580     4.04%
--------------------------------------------------------------------------------------------------------------------
    Total borrowed funds                      510,283       17,780     4.61%         530,446       15,153     3.79%
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities      1,495,876  $    40,652     3.62%       1,468,933  $    31,617     2.87%
Non-interest-bearing deposits                 166,590                                157,473
Other liabilities                              15,731                                 16,667
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                       1,678,197                              1,643,072
Stockholders' equity                          187,552                                177,334
--------------------------------------------------------------------------------------------------------------------
  Total liabilities and equity          $   1,865,749                          $   1,820,406
====================================================================================================================

Interest spread (1)                                    $    41,020     2.92%                  $    39,995     3.03%
Interest income to earning assets (1)                                  6.54%                                  5.90%
Interest expense to earning assets                                     3.25%                                  2.60%
--------------------------------------------------------------------------------------------------------------------
  Net interest margin (1)                                              3.29%                                  3.30%
====================================================================================================================


(1) Interest income and yields are presented on a fully tax-equivalent basis using a 35% tax rate.

(2) Nonaccrual and impaired loans are included in the average loan balances. Related interest income earned on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income. Loan fees included in interest income totaled $368 and $365 for the periods presented in 2006 and 2005, respectively.

(3) Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.


Between June 2004 and September 2006, the Federal Reserve's Open Market Committee has increased the target Federal Funds rate 425 basis points, causing a similar increase in short-term market interest rates. However, market driven longer-term interest rates have risen very little during this same period, resulting in the compression of the spread between short-term and long-term interest rates. This current slope of the yield curve, coupled with intense competition for loans and deposits, has made it difficult for many financial institutions, including Peoples, to grow or even maintain net interest income and margin.

In the third quarter and first nine months of 2006, average earning asset growth resulted from higher average net loan balances due to continued demand for commercial mortgage loans in certain markets. During these same periods, Peoples has experienced modest improvements in asset yields from loan originations and the upward repricing of variable rate loans, although competitive pricing of new business loans and the repayment of some higher yielding loans have tempered these improvements. In 2006, a major part of management's interest rate risk strategy includes changing the mix of earning assets by funding loan growth with investment portfolio cash flows. As a result, average investment securities have decreased throughout 2006.

Another key component of Peoples' current interest rate risk strategy involves growing deposit balances in order to reduce the amount of, and reliance on, wholesale funding sources that generally carry higher market rates of interest. In the third quarter of 2006, average interest-bearing deposits grew $88.9 million from the third quarter of 2005 and $55.8 million from the second quarter of 2006, due primarily to an increase in brokered deposits and money market balances. Average brokered deposits were up $52.4 million and $37.6 million in the third quarter of 2006, compared to the third quarter of 2005 and second quarter of 2006, respectively, while average money market balances increased $16.5 million and $23.4 million for the same periods, respectively. For the nine months ended September 30, 2006, average interest-bearing deposits increased 5%, the result of a $43.6 million increase in average retail certificates of deposit ("CD") balances and a $26.3 million increase in brokered deposits. For both the three and nine months ended September 30, 2006, average saving balances have decreased, as some customers have sought out higher returns in the current interest rate environment. The increase in the average cost of interest-bearing deposits for both the quarter and year-to-date was caused by the general increase in short-term interest rates and competitive pricing reflective of Peoples' markets.

Peoples also utilizes a variety of borrowings to supplement its deposit base. The following details the average balances and rates of Peoples' borrowed funds:


                                                               For the Three Months Ended
                                         ------------------------------------------------------------------------
                                          September 30, 2006         June 30, 2006         September 30, 2005
                                         ----------------------  ----------------------- ------------------------
(Dollars in thousands)                     Average                 Average                 Average
                                           Balance      Rate       Balance       Rate      Balance       Rate
                                         ------------ ---------  ------------  --------- ------------- ----------
Short-term borrowings:
  FHLB advances                          $   210,084     5.25%   $   193,934      4.93%  $    124,671      3.55%
  Retail repurchase agreements                26,883     4.38%        34,049      3.96%        23,471      2.81%
-----------------------------------------------------------------------------------------------------------------
      Total short-term borrowings        $   236,967     5.27%   $   227,983      4.84%  $    148,142      3.48%
-----------------------------------------------------------------------------------------------------------------

Long-term borrowings:
  FHLB advances                          $    93,678     4.49%   $   158,473      4.37%  $    197,854      4.12%
  Wholesale repurchase agreements            100,163     3.48%       104,602      3.46%       157,850      3.17%

  Other long-term borrowings                  40,237     8.37%        42,642      8.07%        42,918      7.29%
-----------------------------------------------------------------------------------------------------------------
          Total long-term borrowings     $   234,078     4.77%   $   305,717      4.59%  $    398,622      4.15%
-----------------------------------------------------------------------------------------------------------------
      Total borrowings                   $   471,045     4.92%   $   533,700      4.66%  $    546,764      3.91%
=================================================================================================================




                                                     For the Nine Months Ended
                                                           September 30,
                                         --------------------------------------------------
                                                 2006                        2005
                                         ----------------------      ----------------------
                                           Average                     Average
                                           Balance      Rate           Balance      Rate
                                         ------------ ---------      ------------ ---------
Short-term borrowings:
  FHLB advances                          $   178,475     4.94%       $    95,595     3.09%
  Retail repurchase agreements                31,882     3.95%            18,435     2.36%
-------------------------------------------------------------------------------------------
      Total short-term borrowings        $   210,357     4.84%       $   114,030     3.02%
-------------------------------------------------------------------------------------------
Long-term borrowings:
  FHLB advances                          $   145,517     4.32%       $   203,682     4.11%
  Wholesale repurchase agreements            112,473     3.39%           168,823     3.11%

  Other long-term borrowings                  41,936     8.04%            43,911     7.04%
-------------------------------------------------------------------------------------------
          Total long-term borrowings     $   299,926     4.51%       $   416,416     4.04%
-------------------------------------------------------------------------------------------
          Total borrowings               $   510,283     4.61%       $   530,446     3.79%
===========================================================================================

The change in both short- and long-term borrowings reflects management's decision to repay maturing long-term debt with short-term overnight Federal Home Loan Bank ("FHLB") advances rather than extend the term at current market rates, along with using the increase in average deposit balances, especially brokered deposits, to reduce the amount of short-term overnight FHLB advances and diversify funding sources. Additional information regarding Peoples' borrowed funds can be found later in this discussion under the caption "FINANCIAL CONDITION-Funding Sources".

The combination of higher current interest rates and intense competition for loans and deposits continues to pressure net interest income and margin. One of Peoples' major strategic initiatives for 2006 is to adjust its balance sheet mix by increasing loans and decreasing investment securities in proportion to total earning assets while reducing the amount of wholesale funding, when possible. This strategy should produce long-term benefits to Peoples' net interest income and margin. However, management expects the repricing of existing funding sources, pricing competition and the current slope of the yield curve to continue to pressure net interest margin in the short-term, which may mitigate any positive margin impact from these balance sheet changes. Peoples will continue to monitor net interest income performance and manage its balance sheet mix through regular Asset-Liability Committee ("ALCO") meetings. However, the frequency and/or magnitude of changes in market interest rates are difficult to predict, much less react to, and may have a greater impact on net interest income than adjustments initiated by management.


Provision for Loan Losses
-------------------------
In the third quarter of 2006, Peoples' provision for loan losses was $929,000 compared to $573,000 the second quarter and $485,000 in the third quarter of 2005. The provision related to deposit account overdrafts was $254,000, $250,000 and $175,000, respectively. For the nine months ended September 30, 2006, the provision for loan losses was $1.8 million, up from $1.5 million provided for the first nine months of 2005. The provision expressed as a percentage of average loans was 0.08% for the third quarter of 2006, compared to 0.05% for both the second quarter of 2006 and third quarter of 2005. On a year-to-date basis, the provision was 0.16% of average loans versus 0.14% a year ago.

The provision is based on management's in-depth quarterly analysis of the loan portfolio and historical loss experience and is directionally consistent with changes in Peoples' loan credit quality. Future provisions for loan losses will continue to be based on management's quarterly procedural methodology that estimates the amount of credit losses probable within the loan portfolio. Additional information regarding changes in Peoples' allowance for loan losses and loan credit quality can be found later in this discussion under the caption "Allowance for Loan Losses".


Non-Interest Income
-------------------
Peoples generates non-interest income from six primary sources: deposit account service charges, fiduciary activities, investment and insurance commissions, electronic banking ("e-banking"), mortgage banking and business owned life insurance ("BOLI"). In the third quarter of 2006, non-interest income, excluding gains and losses on securities and asset disposal transactions, totaled $7.3 million, up 3% from $7.1 million in the third quarter of 2005. This increase is attributable to higher deposit account service charges and e-banking income, which are both based on customer activity. Non-interest income was $23.0 million through nine months of 2006 versus $21.5 million for the same period in 2005, due to higher insurance revenues, deposit account service charges and e-banking income. Compared to the second quarter of 2006, non-interest income was down 3%, due mostly to lower insurance and investment commissions.

Service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided, comprised the largest portion of non-interest revenue. In the third quarter of 2006, deposit account service charges grew 6% from a year ago and up 3% from the prior quarter, while on a year-to-date basis, deposit account service charges increased 6%. The following table details Peoples' deposit account service charges:




                                          For the Three Months Ended                 For the Nine Months
                                 ----------------------------------------------      Ended September 30,
                                  September 30,    June 30,     September 30,      -------------------------
(Dollars in thousands)                2006           2006            2005             2006         2005
                                 ---------------- ------------  ---------------    -----------  ------------
Overdraft fees                     $       1,850  $     1,789   $      1,738       $    5,166   $     4,890
Non-sufficient funds fees                    578          543            506            1,582         1,364
Other fees and charges                       254          272            289              999         1,025
------------------------------------------------------------------------------------------------------------
Total                              $       2,682  $     2,604   $      2,533       $    7,747   $     7,279
============================================================================================================

The amount of deposit account service charges recognized by Peoples each quarter, particularly overdraft and non-sufficient funds fees, is largely dependent on the timing and volume of customer activity. In January 2006, Peoples adjusted certain account charges, including a $2 per item increase in overdraft and non-sufficient funds fees, in response to higher operational costs. In addition, Peoples continues to add new customer relationships in 2006 due to its direct marketing and gift programs and focus on growing core deposits, which has led to an increase in deposit account service charges.

In the third quarter of 2006, insurance and investment commissions were $2.2 million versus $2.3 million for the same period in 2005. For the nine months ended September 30, 2006, insurance and investment commissions were up 12%, largely attributable to the higher performance based commission income received in the first quarter of 2006. The following table details Peoples' insurance and investment commissions:


                                                       For the Three Months Ended                 For the Nine Months
                                              ----------------------------------------------      Ended September 30,
                                               September 30,    June 30,     September 30,      -------------------------
(Dollars in thousands)                             2006           2006            2005             2006         2005
                                              ---------------- ------------  ---------------    -----------  ------------
Property and casualty insurance                 $      1,840    $     2,048   $      1,904       $     5,856  $     5,615
Brokerage                                                154            189            143               509          341
Life and health insurance                                135            140            154               423          422
Credit life and A&H insurance                             47             49             38               128          108
Fixed annuities                                            1             13             27                71          189
Contingent performance based commissions                   -             37              -             1,041          511
--------------------------------------------------------------------------------------------------------------------------
     Total                                      $      2,177    $     2,476   $      2,266       $     8,028  $     7,186
=========================================================================================================================


Peoples' e-banking services include ATM and debit cards, direct deposit services and Internet banking and serve as alternative delivery channels to traditional sales offices for providing services to clients. During 2006, e-banking revenues have remained strong, largely attributable to the combination of an increase in the number of deposit relationships with debit cards and higher volumes of debit card activity. At September 30, 2006, Peoples had 36,665 deposit relationships with debit cards, or 53% of all eligible deposit accounts, compared to 31,866 relationships and a 50% penetration rate a year ago. Peoples' customers used their debit cards to complete $143 million of transactions through nine months of 2006, up 22% from $116 million for the first nine months of 2005.

Peoples' mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed-rate real estate loans to the secondary market, which are largely dependent on customer demand. In the third quarter of 2006, mortgage banking income was down $110,000 from 2005's third quarter and $78,000 compared to the second quarter of 2006. On a year-to-date basis, mortgage banking income was down 12%, totaling $578,000. The lower income levels in 2006 reflect a decrease in both the number and amount of loans sold.


Non-Interest Expense
--------------------
In the third quarter of 2006, non-interest expense was up 2% compared to both the prior quarter and the third quarter of 2005. Additional maintenance and utility costs were the primary reason for these increases, while marketing costs associated with Peoples' deposit direct mail and gift program also contributed to the increase from a year ago. Through nine months of 2006, non-interest expense was down slightly compared to the same period in 2005, due primarily to declines in salaries and benefit costs and intangible amortization.

Salaries and benefit costs, Peoples' largest non-interest expense, were lower for both the three and nine months ended September 30, 2006, when compared to the same periods in 2005. Much of the year-to-date decline was the result of the $578,000 pension settlement charge incurred in the second quarter of 2005, while no such charges were incurred through nine months of 2006. The following table details Peoples' salaries and benefit costs:



                                                 For the Three Months Ended                 For the Nine Months
                                        ----------------------------------------------      Ended September 30,
                                         September 30,    June 30,     September 30,      -------------------------
(Dollars in thousands)                       2006           2006            2005             2006         2005
                                        ---------------- ------------  ---------------    -----------  ------------
 Salaries and other compensation       $      4,905     $       4,894   $      5,246       $   15,121   $    15,484
 Employee benefits                              927               905            817            2,846         3,302
 Payroll taxes and other
         employment-related costs               613               633            545            1,822         1,744
 -------------------------------------------------------------------------------------------------------------------
 Total salaries and benefit costs      $      6,445     $       6,432   $      6,608       $   19,789   $    20,530
====================================================================================================================

Through nine months of 2006, salaries considered direct loan origination costs have increased as a result of the higher volume of loan production. Peoples' employee benefit costs through nine months of 2006 have benefited from the non-recurrence of pension settlement charges incurred in 2005 and a limited increase in medical costs. Additionally, Peoples' adoption of new stock-based compensation accounting rules on January 1, 2006, has tempered the improvement since Peoples is required to record compensation expense for stock options granted in 2006. Information regarding the new stock-based compensation accounting rules and the impact on Peoples' results of operations can be found in Note 3 of the Notes to the Consolidated Unaudited Financial Statements.

Net occupancy and equipment costs for the third quarter of 2006 were up 13% from 2005's third quarter and 14% from the prior quarter, due to additional maintenance and utility costs. On a year-to-date basis, net occupancy and equipment costs were flat, as lower depreciation expense from aged assets offset the impact of higher maintenance costs.

Professional fees, which include accounting, legal and other professional expenses, increased $93,000 and $153,000 for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The primary factor driving the increased professional fees in 2006 was ongoing regulatory compliance costs, while the review and administration of various employee benefit plans contributed to the third quarter increase.

Marketing expense, which includes the cost of advertising, public relations and charitable contributions, was up $99,000 for the third quarter of 2006 when compared to the third quarter of 2005, while on a year-to-date basis, was up 18% from a year ago. These increases were due mostly to costs associated with Peoples' deposit direct mail marketing and gift program.


Income Tax Expense
------------------
For the nine months ended September 30, 2006, Peoples' effective tax rate was 26.6% compared to 27.2% for the same period a year ago. The reduction in the effective tax rate produced an effective tax rate of 21.7% for the third quarter of 2006. The change in the estimated effective tax rate was attributable to additional alternative minimum tax credits expected to be realized in 2006. The effective tax rate of 26.6% for the first nine months of 2006 is management's current estimate of Peoples' effective rate for full year 2006.

Peoples has made tax-advantaged investments in order to manage its effective tax rate and overall tax burden. At September 30, 2006, the amount of tax-advantaged investments totaled $153.8 million compared to $155.9 million at year-end 2005 and $156.2 million at September 30, 2005. Depending on economic and regulatory conditions, Peoples may make additional investments in various tax credit pools and other tax-advantaged assets.


                               FINANCIAL CONDITION

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents decreased $2.8 million from the second quarter of 2006, to $34.8 million at September 30, 2006, and were down $4.8 million from the $39.6 million at December 31, 2005. These decreases were attributable to a lower amount of items in process of collection at September 30, 2006. The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs. Management believes the current balance of cash and cash equivalents, along with the availability of other funding sources, provides Peoples with sufficient liquidity to meet its cash requirements. Further information regarding Peoples' liquidity can be found later in this discussion under "Interest Rate Sensitivity and Liquidity."


Investment Securities
---------------------
Total investment securities had a fair market value of $557.1 million at September 30, 2006 down 2% from June 30, 2006, and down 5% from year-end 2005. Through nine months of 2006, proceeds from calls, maturities and prepayments totaled $57.3 million, which exceeded purchases totaling $25.3 million. Peoples' net unrealized loss on investment securities was $1.7 million at both September 30, 2006, and December 31, 2005, primarily due to a decline in market value attributable to changes in market interest rates. During the third quarter, the fair market value of Peoples' investment portfolio improved as reflected by the $8.7 million reduction in the net unrealized loss. Management does not believe any individual unrealized loss at September 30, 2006, represents an other-than-temporary impairment since Peoples has the ability and intent to hold those securities for a period of time sufficient to recover the amortized cost. The following table details Peoples' investment portfolio, at estimated fair value:


(Dollars in thousands)                            September 30,         June 30,         December 31,      September 30,
                                                       2006               2006                2005              2005
                                                 -----------------  ------------------ ------------------  -----------------
US Treasury securities and obligations of
     US government agencies and corporations     $        117,876    $        121,576   $        110,373   $        104,908
Obligations of states and political subdivisions           67,315              67,406             69,482             70,896
Mortgage-backed securities                                311,523             324,843            353,084            370,537
Other securities                                           60,423              54,981             56,374             58,139
----------------------------------------------------------------------------------------------------------------------------
     Total available-for-sale securities         $        557,137    $        568,806   $        589,313   $        604,480
============================================================================================================================

Overall, the composition of Peoples' investment portfolio at September 30, 2006 was comparable to recent periods. Peoples' investment in mortgage-backed securities continues to decline due to management using the majority of the principal runoff to fund loan growth and for other corporate liquidity purposes. Management also reinvested some of the cash flows from mortgage-backed securities into U.S. agency and municipal securities during the first quarter of 2006 to improve the diversification and overall performance of the investment portfolio in a changing rate environment.

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


Loans
-----
Peoples Bank originates various types of loans, including commercial, financial and agricultural loans ("commercial loans"), real estate loans and consumer loans, throughout its market areas in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets. In the third quarter of 2006, gross loans increased $25.6 million, or 9% on an annualized basis, due mostly to strong commercial real estate loan originations. The following table details total outstanding loans:


(Dollars in thousands)          September 30,       June 30,       December 31,     September 30,
                                    2006              2006             2005              2005
                               ----------------  ---------------- ----------------  ---------------
Commercial, mortgage            $      488,278    $      484,486   $      504,923   $      493,954
Commercial, other                      194,227           187,296          136,331          135,568
Real estate, construction               81,572            66,627           50,745           45,299
Real estate, mortgage                  299,444           305,199          316,081          322,975
Consumer                                76,331            70,605           63,796           62,760
---------------------------------------------------------------------------------------------------
     Total loans                $    1,139,852    $    1,114,213   $    1,071,876   $    1,060,556
===================================================================================================

Commercial loan balances, including loans secured by commercial real estate, continue to represent the largest portion of Peoples' total loan portfolio, comprising 60% of total loans at both September 30, 2006 and December 31, 2005. Much of the commercial loan growth in 2006 resulted from continued demand for commercial mortgage loans in certain markets and lower than expected payoffs. A significant portion of the changes in both commercial mortgage balances and other commercial loans was attributable to a reclassification of certain loans in the first quarter of 2006 as a result of Peoples' ongoing regulatory reporting compliance and loan review process. While management believes lending opportunities exist in Peoples' markets, future commercial lending activities will be dependent on economic and related conditions, such as general demand for loans in Peoples' primary markets, interest rates offered by Peoples and normal underwriting considerations. Additionally, Peoples experienced $13 million of commercial loan payoffs from a single loan relationship in early October 2006 that will limit loan growth during the fourth quarter of 2006.

In the third quarter of 2006, real estate construction loans increased 22%, to $81.5 million. Nearly all of this increase was the result of higher balances in commercial construction loans. Upon the completion of the construction period, these loans will be converted to commercial mortgage loans.

While commercial loans comprise the largest portion of Peoples' loan portfolio, generating residential real estate loans remains a major focus of Peoples' lending efforts. Included in real estate mortgage loans are home equity credit line balances of $43.9 million at September 30, 2006 versus $46.6 million at December 31, 2005. Much of this decline was due to customers refinancing credit lines into first mortgages in order to take advantage of the lower long-term, fixed rates. Real estate loan balances continue to be impacted by customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with servicing rights retained. At September 30, 2006, Peoples was servicing $157.9 million of real estate loans previously sold to the secondary market compared to $144.3 million at year-end 2005 and $140.6 million at September 30, 2005.

Consumer loan balances, which include overdrafts, have risen modestly for the past six consecutive quarters. Peoples' indirect lending area remains the major source of this growth, with balances of $36.0 million at September 30, 2006, versus $33.9 million at June 30, 2006 and $28.2 million at December 31, 2005. Peoples' ability to maintain, or even grow, consumer loans in future quarters continues to be impacted by strong competition for various types of consumer loans, especially automobile loans, as well as availability of alternative credit products, such as home equity credit lines. Additionally, Peoples' commitment to originate quality loans based on sound underwriting practices and appropriate loan pricing discipline remains the paramount objective and could limit any future growth.


Loan Concentration
------------------
Peoples' largest concentration of commercial loans is to assisted living facilities and nursing homes, which comprised approximately 9.3% of Peoples' outstanding commercial loans at quarter-end, compared to 8.9% at December 31, 2005. Loans to lodging and lodging-related companies also represented a significant portion of Peoples' commercial loans, comprising 7.9% of Peoples' outstanding commercial loans at September 30, 2006, versus 8.8% at year-end 2005. In early October 2006, the amount of loans to assisted living facilities and nursing homes decreased due to the previously mentioned $13 million of commercial loan payoffs. As a result, loans to assisted living facilities and nursing homes currently comprise approximately 7.5% of total commercial loans.

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


Allowance for Loan Losses
-------------------------
Peoples' allowance for loan losses totaled $16.1 million, or 1.42% of total loans, at September 30, 2006, compared to $14.7 million, or 1.39% of total loans, at September 30, 2005, and $14.7 million, or 1.37% of total loans, at year-end 2005. The following table presents changes in Peoples' allowance for loan losses:


                                              Three Months Ended              Nine Months Ended
                                                September 30,                   September 30,
                                         -----------------------------   ----------------------------
(Dollars in thousands)                        2006           2005            2006           2005
                                         --------------  -------------   -------------  -------------
Balance, beginning of period             $      15,331   $     14,728    $     14,720   $     14,760
 Charge-offs                                      (628)          (918)         (1,802)        (3,090)
Recoveries                                         502            413           1,446          1,572
-----------------------------------------------------------------------------------------------------
     Net charge-offs                              (126)          (505)           (356)        (1,518)
Provision for loan losses                          929            485           1,770          1,466
-----------------------------------------------------------------------------------------------------
          Balance, end of period         $      16,134   $     14,708    $     16,134   $     14,708
=====================================================================================================

The allowance is allocated among the loan categories based upon management's consistent, quarterly procedural discipline. However, the entire allowance for loan losses is available to absorb loan losses in any loan category. The following details the allocation of the allowance for loan losses:


(Dollars in thousands)                  September 30,       June 30,        December 31,     September 30,
                                             2006             2006              2005              2005
                                        ---------------  ----------------  ---------------   ---------------
Commercial                              $       13,984    $       13,154   $       11,883    $       11,884
Real estate                                      1,081             1,051            1,400             1,400
Consumer                                           733               809            1,149             1,149
Overdrafts                                         336               317              288               275
------------------------------------------------------------------------------------------------------------
     Total allowance for loan losses    $       16,134    $       15,331   $       14,720    $       14,708
============================================================================================================

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

Asset quality remains a key focus, as management continues to stress loan underwriting quality more than loan growth. The following table details Peoples' nonperforming assets:


(Dollars in thousands)                      September 30,      June 30,       December 31,      September 30,
                                                2006             2006             2005               2005
                                           ----------------  --------------  ----------------  -----------------
Loans 90+ days past due and accruing       $           177   $         808   $           251   $            137
Renegotiated loans                                     810               -                 -                  -
Nonaccrual loans                                    13,227           9,548             6,284              5,791
----------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                      14,214          10,356             6,535              5,928
Other real estate owned                                 34             130               308              2,259
----------------------------------------------------------------------------------------------------------------
       Total nonperforming assets          $        14,248   $      10,486   $         6,843   $          8,187
================================================================================================================
Nonperforming loans as a percent of total            1.25%           0.93%             0.61%              0.56%
     loans
================================================================================================================
Nonperforming assets as a percent of                 0.76%           0.56%             0.37%              0.44%
     total assets
================================================================================================================

During the third quarter of 2006, nonperforming loans increased as the result of Peoples placing $4.5 million of commercial loans in a single commercial relationship on nonaccrual status. This credit has been appropriately considered by management in determining the adequacy of the allowance for loan losses at September 30, 2006. The increase in nonaccrual loans was partially offset by reductions in other nonaccrual loans due to payments and charge-offs.

Net charge-offs were $126,000 in the third quarter of 2006 compared to $505,000 for last year's third quarter and net recoveries of $86,000 in the second quarter of 2006. The following table details Peoples' net charge-offs (recoveries):


                                                For the Three Months Ended                 For the Nine Months Ended
                                      ------------------------------------------------           September 30,
                                       September 30,     June 30,      September 30,     -------------------------------
(Dollars in thousands)                     2006            2006            2005               2006             2005
                                      ---------------- -------------- ----------------   ---------------  --------------
Overdrafts                              $         234  $         173   $          195     $         511   $         439
Consumer                                           77             42               60               106             166
Real estate                                       (29)          (202)              49              (141)            490
Commercial                                       (155)           (98)             203              (116)            447
Credit card                                        (1)            (1)              (2)               (4)            (24)
------------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)            $         126  $         (86)  $          505     $         356   $       1,518
========================================================================================================================
  As a percent of average loans  (a)            0.04%        (0.03%)            0.19%             0.04%           0.20%
========================================================================================================================

(a) Presented on an annualized basis.

Through nine months of 2006, Peoples has experienced a lower level of net charge-offs due to increased recoveries of previously charged-off loans. Management continues to evaluate the two commercial loan relationships that have caused the majority of the increase in nonperforming loans in 2006. Although dependent on the final evaluation, management expects net charge-offs will be higher in the fourth quarter of 2006, due to the expected charge-off of a significant portion of the $4.5 million of loans placed on nonaccrual status in the third quarter. The loans in the other commercial relationship of approximately $3.6 million are well collateralized and management does not expect to incur any losses on that relationship. Both loan relationships were considered in the determining the adequacy of the allowance of loan losses at quarter-end.

At September 30, 2006, the recorded investment in loans that were considered to be impaired was $23.2 million, of which $11.8 million were accruing interest and $11.4 million were nonaccrual loans. Included in total impaired loans were $13.7 million of impaired loans for which the related allowance for loan losses was $3.6 million. The remaining impaired loan balances did not have a related allocation of the allowance for loan losses because the loans have previously been written-down, are well collateralized or possess characteristics indicative of the borrowers' ability to repay the loan. For the nine months ended September 30, 2006, Peoples' average recorded investment in impaired loans was approximately $18.1 million and interest income of $740,000 was recognized on impaired loans during the period, representing 0.9% of Peoples' total interest income. This compares to average impaired loans of $10.5 million and interest income of $508,000, or 0.8% of Peoples' total interest income, for the same nine-month period in 2005.


Funding Sources
---------------
Deposits, both interest-bearing and non-interest-bearing, continue to be the most significant source of funds for Peoples, totaling $1.23 billion at September 30, 2006, versus $1.09 billion at year-end 2005. Much of this increase is attributable to higher interest-bearing balances, primarily money market deposit accounts, retail certificates of deposit and brokered deposits. Interest-bearing deposits, excluding brokered deposits, grew $10.3 million with most of the growth occurring in money market deposits. Non-interest-bearing deposits, which serve as a core funding source, have also increased $3.8 million since year-end 2005, reflecting Peoples' efforts to grow these balances and reduce its reliance on higher cost funding sources. The following table details Peoples' deposit balances:


                                           September 30,         June 30,         December 31,      September 30,
(Dollars in thousands)                         2006                2006               2005               2005
                                         ------------------  -----------------  -----------------  -----------------
Retail certificates of deposit            $      498,564     $      499,448     $      465,148      $     446,308
Interest-bearing transaction accounts            180,124            177,905            178,030            195,503
Money market deposit accounts                    136,344            123,513            110,372            114,366
Brokered certificates of deposit                 126,605             57,969             41,786             44,854
 Savings accounts                                119,462            123,293            131,221            136,979
--------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits     $    1,061,099     $      982,128            926,557      $     938,010
--------------------------------------------------------------------------------------------------------------------
Non-interest-bearing deposits                    166,505            169,903            162,729            158,892
--------------------------------------------------------------------------------------------------------------------
      Total deposit balances              $    1,227,604     $    1,152,031     $    1,089,286      $   1,096,902
====================================================================================================================


During the third quarter, Peoples increased brokered deposits by $68.6 million to reduce its reliance on FHLB borrowings and diversify wholesale funding sources, with $25 million of the new deposits being callable at Peoples' option every six months and after giving required notice to the certificate holders. The increase in money market deposit balances in the third quarter of 2006 was generated by Peoples offering a money market product with a very competitive rate. However, Peoples continues to experience strong competition for deposits in its markets, which makes it difficult to maintain, let alone grow, deposit balances. Management may continue to use brokered deposits to supplement retail deposits for funding asset growth.

Peoples also accesses other funding sources, including short- and long-term borrowings, to fund asset growth and satisfy liquidity needs. At September 30, 2006, borrowed funds totaled $443.8 million, down from $565.5 million at year-end 2005, and $520.9 million at June 30, 2006. The following details Peoples' short- and long-term borrowings:




  (Dollars in thousands)                          September 30,        June 30,      December 31,     September 30,
                                                       2006              2006            2005              2005
                                                  ---------------   --------------- ----------------  ---------------
  Short-term borrowings:
    FHLB advances                                 $      193,200    $      191,800   $      137,800    $     142,000
    Retail repurchase agreements                          28,081            36,768           35,896           23,844
    National market repurchase agreements                  5,000                 -                -                -
  -------------------------------------------------------------------------------------------------------------------
          Total short-term borrowings                    226,281    $      228,568   $      173,696          165,844

  Long-term borrowings:
    FHLB advances                                 $       82,207    $      151,071   $      191,016    $     194,859
    National market repurchase agreements                100,000           100,000          157,850          157,850
    Term note payable                                      5,900            11,900           13,600           13,600
  -------------------------------------------------------------------------------------------------------------------
          Total long-term borrowings                     188,107    $      262,971   $      362,466          366,309
  Subordinated notes held by subsidiary trusts            29,391    $       29,369   $       29,350           29,328
  -------------------------------------------------------------------------------------------------------------------
        Total borrowed funds                      $      443,779    $      520,908   $      565,512    $     561,481
  -------------------------------------------------------------------------------------------------------------------

The short-term FHLB advances consist of overnight advances used to manage Peoples' daily liquidity needs, which has caused some of the increase in these overnight balances. The remaining increase in short-term FHLB advances was due to management repaying maturing long-term borrowings using short-term FHLB advances rather than extending the borrowings at current market rates. These increases have been tempered by management's use of brokered deposits to diversify funding and reduce Peoples' reliance on FHLB borrowings. Management expects to continue to utilize various wholesale borrowings, both amortizing and non-amortizing, to help manage its interest rate sensitivity and liquidity. Further information regarding Peoples' management of interest rate sensitivity can be found later in this discussion under "Interest Rate Sensitivity and Liquidity."


Capital/Stockholders' Equity
----------------------------
At September 30, 2006, stockholders' equity was $196.9 million versus $183.1 million at December 31, 2005, an 8% increase attributable to Peoples' earnings, net of dividends declared, of $10.2 million. The remaining increase reflects a $3.4 million decrease in treasury shares, primarily the result of issuing common shares in connection with stock option exercises.

In the third quarter of 2006, Peoples Bancorp declared dividends of $0.21 per share, up 5% from $0.20 per share declared for the third quarter of 2005. Through nine months of 2006, Peoples Bancorp declared dividends totaling $6.6 million, up 9% from the $6.1 million declared in the first nine months of 2005, representing dividend payout ratios of 39.4% and 41.0% of earnings, respectively. While management anticipates Peoples Bancorp continuing its 40-year history of consistent dividend growth in future periods, Peoples Bancorp's ability to pay dividends on its common shares is largely dependent upon dividends from Peoples Bank. In addition, other restrictions and limitations may prohibit Peoples Bancorp from paying dividends even when sufficient cash is available. Further, Peoples Bancorp or Peoples Bank may decide to limit the payment of dividends, even when the legal ability to pay them exists, in order to retain earnings for other strategic purposes. At September 30, 2006, Peoples Bank had approximately $5.7 million of net retained profits available for dividends to Peoples Bancorp without regulatory approval.

At September 30, 2006, Peoples had treasury stock totaling $5.4 million compared to $8.8 million at year-end 2005, reflecting the reissuance of 129,623 common shares for stock option exercises and 18,726 common shares related to the insurance agency acquisitions completed in 2004. Through nine months of 2006, Peoples Bancorp has repurchased 14,000 common shares under the 2006 Stock Repurchase Program. Peoples Bancorp may repurchase additional common shares in 2006 as authorized under the 2006 Stock Repurchase Program when deemed appropriate by management.

Management uses the tangible equity ratio as one measure of the adequacy of Peoples' capital. The ratio, defined as tangible equity as a percentage of tangible assets, excludes the balance sheet impact of intangible assets acquired through acquisitions accounted for using the purchase method of accounting. At September 30, 2006, Peoples' tangible equity ratio was 7.03% compared to 6.37% at December 31, 2005 and 6.17% at September 30, 2005. This higher ratio compared to prior periods reflects a greater proportional increase in tangible equity than tangible assets.

In addition to monitoring performance through traditional capital measurements (i.e., dividend payout ratios and ROE), Peoples has also complied with the capital adequacy standards mandated by the banking industry. At September 30, 2006, all three risk-based capital ratios for both Peoples and Peoples Bank were well above the minimum standards for a well-capitalized institution.


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

The difference between rate sensitive assets and rate sensitive liabilities for specified time periods is known as the sensitivity gap. The ALCO reviews gap measures for specific periods focusing on a one-year cumulative gap. At September 30, 2006, Peoples' one-year cumulative gap amount was negative 19.0% of earning assets, which represented $322.8 million more in liabilities than assets that may contractually reprice or mature during that period. This compares to a one-year cumulative gap amount of negative 18.5% of earning assets, or $311.4 million more in liabilities than assets, at June 30, 2006. The recent trend of Peoples' gap position reflects customer preference for loans with initial fixed rate periods in excess of one year and deposits with terms of one year or less and indicates a greater risk of a decline in Peoples' net interest income in a rising interest rate environment. Since the gap position has moved outside the ALCO's desired range of +/- 15% of earning assets, the ALCO has discussed the current gap position and has taken steps to manage Peoples' gap position. Currently, the ALCO feels Peoples' gap position is acceptable due to the improvement in Peoples' interest risk profile, as measured by the level of earnings and economic value at risk. Still, the ALCO will continue to monitor the trend in gap position closely, as well as earnings and economic value exposure to changing interest rates, and take appropriate actions to minimize the impact of changes in interest rates on Peoples' earnings.

The following table is provided to illustrate the estimated earnings at risk and economic value at risk positions of Peoples, on a pre-tax basis, at September 30, 2006 (dollars in thousands):


         Immediate
      Interest Rate                   Estimated                           Estimated
   Increase (Decrease)           (Decrease) Increase               (Decrease) Increase in
     in Basis Points            In Net Interest Income            Economic Value of Equity
-------------------------     ----------------------------     ------------------------------
           200             $      (5,835)        (11.5) %       $    (30,243)        (12.3) %
           100                    (2,627)         (5.2)              (14,194)         (5.7)
          (100)                    2,249           4.4                 8,062           3.3
          (200)            $       2,928           5.8  %       $      9,635           3.9  %


Peoples is within the established IRR policy limits for all scenarios shown in the above table. The interest rate risk analysis at September 30, 2006, shows that Peoples is liability sensitive. Based on current assumptions, an immediate and sustained increase in interest rates would negatively impact net interest income primarily due to a higher volume of liabilities repricing than assets. Further, in a rising rate environment, improvement in asset yields may be limited by variable rate loans that may reach their annual interest rate cap or potentially their lifetime interest rate cap and a slow down in the prepayment amounts on loans and mortgage-backed securities, producing less cash flow to reinvest at current interest rates. Peoples' interest-bearing liabilities do not possess the same level of optionality or repricing characteristics as the earning assets. Specifically, management administers the rates paid on deposits, and thus, can lag increases in a rising rate environment and mitigate some of the IRR exposure.

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

Typically, the main source of liquidity for Peoples is deposit growth. Liquidity is also provided by cash generated from earning assets such as maturities, calls, principal payments and interest income from loans and investment securities. For the nine months ended September 30, 2006, cash and cash equivalents declined $4.8 million, as the $45.1 million of cash used in investing activities exceeded the $17.3 million of net cash provided by financing activities and $23.0 million of net cash from operations. Compared to the same period in 2005, net cash increased $3.5 million, as net cash from operations and financing activities of $35.4 million and $37.4 million, respectively, was offset by $69.3 million used in investing activities, primarily to fund loan originations. In the financing activities during the first nine months of 2006, a net increase in deposits of $143.0 million allowed Peoples to reduce borrowings by $121.8 million. Investing activities during the same period included a net increase in loans of $68.6 million and net decrease of $32.0 million in investment securities, as principal runoff was used to fund loan growth and for other corporate liquidity purposes.

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

When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements and brokered deposits. These external sources often provide Peoples with the ability to obtain large quantities of funds in a relatively short time period and supplement funding from customer deposits. At September 30, 2006, Peoples had available borrowing capacity of approximately $284 million through these external sources, along with unpledged investment securities of approximately $41 million that can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile funds from liquid assets. Peoples' volatile funds consist of deposits that are considered short-term in nature along with a variable-rate loan from an unrelated institution. Liquid assets include short-term investments and unpledged available-for-sale securities. At September 30, 2006, Peoples' net liquidity position was $38.0 million, or 2.0% of total assets, compared to $104.3 million, or 5.6% of total assets, at December 31, 2005. The liquidity position as of both dates was within Peoples' policy limit of negative 10% of total assets.


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


                                September 30,     December 31,    September 30,
   (Dollars in thousands)            2006            2005             2005
                               ---------------  --------------   --------------
   Loan commitments             $     195,105    $    162,065    $     154,893
   Standby letters of credit           44,299          29,803           31,697

Peoples also has commitments to make additional capital contributions to low-income housing tax credit funds, consisting of a pool of low-income housing projects. As a limited partner in these funds, Peoples receives Federal income tax benefits, which assist Peoples in managing its overall tax burden. At September 30, 2006, these commitments approximated $1.6 million, with approximately $0.3 million expected to be paid over the next twelve months. Management may make additional investments in various tax credit funds.

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


ITEM 4: CONTROLS AND PROCEDURES
-------------------------------
Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Peoples Bancorp's management, with the participation of Peoples Bancorp's President and Chief Executive Officer and Peoples Bancorp's Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples Bancorp's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of September 30, 2006. Based upon that evaluation, Peoples Bancorp's President and Chief Executive Officer and Peoples Bancorp's Chief Financial Officer and Treasurer have concluded that:

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


Changes in Internal Control Over Financial Reporting
----------------------------------------------------
There were no changes in Peoples Bancorp's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples Bancorp's fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, Peoples Bancorp's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS
--------------------------
In the ordinary course of business or operations, Peoples Bancorp and its subsidiaries may be named as plaintiff, defendant, or a party or any of their respective properties may be subject to various pending and threatened legal proceedings. In view of the inherent difficulty of predicting the outcome of such matters, Peoples Bancorp cannot state what the eventual outcome of any such matters will be; however, based on current knowledge and after consultation with legal counsel, management believes that these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Peoples.

Examination by Ohio Department of Taxation
------------------------------------------
Peoples Bank has been undergoing examination by the Ohio Department of Taxation of Peoples Bank's 2002 Ohio Corporation Franchise Tax Report related to the fiscal year ended December 31, 2001. These proceedings are described under the heading "Summary of Recent Transactions and Events" in "ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" of
Part I of this Quarterly Report on Form 10-Q. The discussion of the proceedings with the Ohio Department of Taxation is incorporated herein by reference.



ITEM 1A:  RISK FACTORS
----------------------
In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risk factors discussed in "ITEM 1A. RISK FACTORS" of Part I of Peoples' 2005 Form 10-K, one of which is updated below, should be considered. These risk factors could materially affect Peoples' business, financial condition or future results. The risk factors described in Peoples Bancorp's 2005 Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks Peoples faces. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples' business, financial condition and/or operating results.

PEOPLES BANCORP AND ITS SUBSIDIARIES ARE SUBJECT TO EXAMINATIONS AND CHALLENGES BY TAX AUTHORITIES

In the normal course of business, Peoples Bancorp and its subsidiaries are routinely subject to examinations and challenges from federal and state tax authorities regarding positions taken in their respective tax returns. State tax authorities have become increasingly aggressive in challenging tax positions taken by financial institutions, especially those positions relating to tax compliance and calculation of taxes subject to apportionment. Any challenge or examination by a tax authority may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. While management believes it has taken appropriate positions on the tax returns filed, any examination or challenge made that is not resolved in Peoples' favor could have a material adverse effect on Peoples' financial condition and results of operation.

As previously disclosed in "ITEM 1A. RISK FACTORS" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Critical Accounting Policies - Income Taxes" of Peoples' 2005 Form 10-K, Peoples Bank has been undergoing an examination by the Ohio Department of Taxation (the "Department") of its 2002 Ohio Corporation Franchise Tax Report related to the fiscal year ended December 31, 2001 (the "2002 tax year"). On August 23, 2006, the Department issued a Notice of Assessment in the amount of approximately $1.4 million in regards to Peoples Bank's corporate franchise tax liability for the 2002 tax year. Management disagrees with this assessment in its entirety, and on September 22, 2006, Peoples Bank filed a Petition for Reassessment with the Department objecting to the assessment. Peoples Bank is not liable for nor is it required to pay the assessment while the Petition for Reassessment is pending.

The Department has also issued proposed adjustments to Peoples Bank's 2003 Ohio Corporation Franchise Tax Report (the "2003 Ohio Report") related to the fiscal year ended December 31, 2002 (the "2003 tax year") on the basis of the 2002 assessment that would materially increase the amount of franchise tax due. Management has objected to these proposed adjustments in their entirety and is working with the Department to resolve and eliminate the proposed adjustments. As part of this process, management has agreed to a one-year extension of the statute of limitations for the 2003 tax year. The Department has not issued a Notice of Assessment with respect to the 2003 Ohio Report.

Although the administrative process is not yet complete, management does not anticipate that the ultimate resolution of the proposed adjustments for the 2002 tax year or 2003 tax year will result in a material impact on Peoples' consolidated financial position. To the extent management determines additional taxes may be due, Peoples recognizes liabilities for such tax exposures when losses associated with the claims are judged to be probable and the amount of loss can be reasonably estimated. No assurance can be given that the final resolution of the proposed adjustments by the Department to Peoples Bank's corporate franchise tax liability for the 2002 tax year or 2003 tax year will not be different than what is reflected in Peoples' current and historical consolidated financial statements.


ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------
The following table details repurchases by Peoples Bancorp and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) of Peoples Bancorp's common shares during the three months ended September 30, 2006;


                                                                                                      (d)
                                                                              (c)               Maximum Number
                                                                          Total Number of       of Common Shares
                                     (a)                                  Common Shares         that May Yet Be
                                Total Number of        (b)              Purchased as Part of    Purchased Under
                                 Common Shares     Average Price Paid    Publicly Announced       the Plans or
           Period                  Purchased            per Share      Plans or Programs (1)     Programs (1)(2)
----------------------------------------------------------------------------------------------------------------
July 1 - 31, 2006                     907 (3)           $29.99 (3)                      -               411,000
August 1 - 31, 2006                   640 (4)           $29.46 (4)                      -               411,000
September 1 - 30, 2006                    -                   -                         -               411,000
----------------------------------------------------------------------------------------------------------------
Total                               1,547               $29.77                          -               411,000
================================================================================================================

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

     (4) Information reflects 388 common shares purchased in open market transactions at an average price of $28.94 by Peoples Bank under the Rabbi Trust and 252 common shares acquired at an average price of $30.25 in connection with the exercise of stock options under Peoples Bancorp's stock option plans.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
None.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
None.


ITEM 5:  OTHER INFORMATION
--------------------------
None.


ITEM 6:  EXHIBITS
-----------------

                                  EXHIBIT INDEX

               PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

  Exhibit
  Number                              Description                                  Exhibit Location
------------     ------------------------------------------------------    ---------------------------------

  3.1(a)         Amended Articles of Incorporation of Peoples Bancorp      Incorporated herein by
                 Inc. (as filed with the Ohio Secretary of State on        reference to Exhibit 3(a) to
                 May 3, 1993)                                              the Registration Statement on
                                                                           Form 8-B of Peoples Bancorp
                                                                           Inc. ("Peoples") filed July 20,
                                                                           1993 (File No. 0-16772)

  3.1(b)         Certificate of Amendment to the Amended Articles of       Incorporated herein by
                 Incorporation of Peoples Bancorp Inc. (as filed with      reference to Exhibit 3(a)(2) to
                 the Ohio Secretary of State on April 22, 1994)            Peoples' Annual Report on Form
                                                                           10-K for the fiscal year ended
                                                                           December 31, 1997 (File No.
                                                                           0-16772) ("Peoples") 1997 Form
                                                                           10-K')

                 Certificate of Amendment to the Amended Articles of       Incorporated herein by
  3.1(c)         Incorporation of Peoples Bancorp Inc. (as filed with      reference to Exhibit 3(a)(3) to
                 the Ohio Secretary of State on April 9, 1996)             Peoples' 1997 Form 10-K

                 Certificate of Amendment to the Amended Articles of       Incorporated herein by
  3.1(d)         Incorporation of Peoples Bancorp Inc. (as filed with      reference to Exhibit 3(a) to
                 the Ohio Secretary of State on April 23, 2003)            Peoples' Quarterly Report on
                                                                           Form 10-Q for the quarterly
                                                                           period ended March 31, 2003
                                                                           (File No. 0-16772) ("People'
                                                                           March 31, 2003 Form 10-Q")

  3.1(e)         Amended Articles of Incorporation of Peoples Bancorp      Incorporated herein by
                 Inc. (reflecting amendments through April 23, 2003)       reference to Exhibit 3(b) to
                 [For SEC reporting compliance purposes only -- not        Peoples' March 31, 2003 Form
                 filed with Ohio Secretary of State]                       10-Q

  3.2(a)         Code of Regulations of Peoples Bancorp Inc.               Incorporated herein by
                                                                           reference to Exhibit 3(b) to
                                                                           Peoples' Registration Statement
                                                                           on Form 8-B filed July 20, 1993
                                                                           (File No. 0-16772)

  3.2(b)         Certificate of Amendment to the Code of Regulations       Incorporated herein by
                 of Peoples Bancorp Inc. regarding adoption of             reference to Exhibit 3(c) to
                 amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08,      Peoples' March 31, 2003 Form
                 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code      10-Q
                 of Regulations of Peoples Bancorp Inc. by
                 shareholders on April 10, 2003

  3.2(c)         Certificate of Amendment to the Code of Regulations       Incorporated herein by
                 of Peoples Bancorp Inc. regarding adoption of             reference to Exhibit 3(a) to
                 amendments to Article Three of the Code of                Peoples' Quarterly Report on
                 Regulations of Peoples Bancorp Inc. by shareholders       Form 10-Q for the quarterly
                 on April 8, 2004                                          period ended March 31, 2004
                                                                           (File No. 0-16772)

                 Certificate regarding adoption of amendments to           Incorporated herein by
  3.2(d)         Sections 2.06, 2.07, 3.01 and 3.04 of Peoples             reference to Exhibit 3.1 to
                 Bancorp Inc.'s Code of Regulations by the                 Peoples' Current Report on Form
                 shareholders on April 13, 2006                            8-K dated and filed on April
                                                                           14, 2006 (File No. 0-16772)
                                                                           ("Peoples' April 14, 2006 Form
                                                                           8-K")

                 Code of Regulations of Peoples Bancorp Inc.               Incorporated herein by
  3.2(e)         (reflecting amendments through April 13, 2006)            reference to Exhibit 3(b) to
                 [For SEC reporting compliance purposes only]              Peoples" Quarterly Report on
                                                                           Form 10-Q for the quarterly
                                                                           period ended March 31, 2006
                                                                           (File No. 0-16772)

   10(a)         Form of Change in Control Agreement, adopted              Incorporated herein by
                 August 1, 2006, applicable to Donald J. Landers, Jr.      reference to Exhibit 10(g) to
                                                                           Peoples" Quarterly Report on
                                                                           Form 10-Q for the quarterly
                                                                           period ended June 30, 2006
                                                                           (File No. 0-16772)

     11          Computation of Earnings Per Share                         Filed herewith

     12          Computation of Ratios                                     Filed herewith

                 Certification Pursuant to Rule 13a-14(a)/15d-14(a)        Filed herewith
   31(a)         [President and Chief Executive Officer]

                 Certification Pursuant to Rule 13a-14(a)/15d-14(a)        Filed herewith
   31(b)         [Chief Financial Officer and Treasurer]

    32           Section 1350 Certifications                               Filed herewith


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         PEOPLES BANCORP INC.



Date:     November 1, 2006     By:/s/    MARK F. BRADLEY
                                         --------------------------------------
                                         Mark F. Bradley
                                         President and Chief Executive Officer



Date:     November 1, 2006     By:/s/    DONALD J. LANDERS, JR.
                                         --------------------------------------
                                         Donald J. Landers, Jr.
                                         Chief Financial Officer and Treasurer


                                  EXHIBIT INDEX

               PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

  Exhibit
  Number                              Description                                  Exhibit Location
------------     ------------------------------------------------------    ---------------------------------
  3.1(a)         Amended Articles of Incorporation of Peoples Bancorp      Incorporated herein by
                 Inc. (as filed with the Ohio Secretary of State on        reference to Exhibit 3(a) to
                 May 3, 1993)                                              the Registration Statement on
                                                                           Form 8-B of Peoples Bancorp
                                                                           Inc. ("Peoples") filed July 20,
                                                                           1993 (File No. 0-16772)

  3.1(b)         Certificate of Amendment to the Amended Articles of       Incorporated herein by
                 Incorporation of Peoples Bancorp Inc. (as filed with      reference to Exhibit 3(a)(2) to
                 the Ohio Secretary of State on April 22, 1994)            Peoples' Annual Report on Form
                                                                           10-K for the fiscal year ended
                                                                           December 31, 1997 (File No.
                                                                           0-16772) ("Peoples") 1997 Form
                                                                           10-K')

                 Certificate of Amendment to the Amended Articles of       Incorporated herein by
  3.1(c)         Incorporation of Peoples Bancorp Inc. (as filed with      reference to Exhibit 3(a)(3) to
                 the Ohio Secretary of State on April 9, 1996)             Peoples' 1997 Form 10-K

                 Certificate of Amendment to the Amended Articles of       Incorporated herein by
  3.1(d)         Incorporation of Peoples Bancorp Inc. (as filed with      reference to Exhibit 3(a) to
                 the Ohio Secretary of State on April 23, 2003)            Peoples' Quarterly Report on
                                                                           Form 10-Q for the quarterly
                                                                           period ended March 31, 2003
                                                                           (File No. 0-16772) ("People'
                                                                           March 31, 2003 Form 10-Q")

  3.1(e)         Amended Articles of Incorporation of Peoples Bancorp      Incorporated herein by
                 Inc. (reflecting amendments through April 23, 2003)       reference to Exhibit 3(b) to
                 [For SEC reporting compliance purposes only -- not        Peoples' March 31, 2003 Form
                 filed with Ohio Secretary of State]                       10-Q

  3.2(a)         Code of Regulations of Peoples Bancorp Inc.               Incorporated herein by
                                                                           reference to Exhibit 3(b) to
                                                                           Peoples' Registration Statement
                                                                           on Form 8-B filed July 20, 1993
                                                                           (File No. 0-16772)

  3.2(b)         Certificate of Amendment to the Code of Regulations       Incorporated herein by
                 of Peoples Bancorp Inc. regarding adoption of             reference to Exhibit 3(c) to
                 amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08,      Peoples' March 31, 2003 Form
                 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code      10-Q
                 of Regulations of Peoples Bancorp Inc. by
                 shareholders on April 10, 2003

  3.2(c)         Certificate of Amendment to the Code of Regulations       Incorporated herein by
                 of Peoples Bancorp Inc. regarding adoption of             reference to Exhibit 3(a) to
                 amendments to Article Three of the Code of                Peoples' Quarterly Report on
                 Regulations of Peoples Bancorp Inc. by shareholders       Form 10-Q for the quarterly
                 on April 8, 2004                                          period ended March 31, 2004
                                                                           (File No. 0-16772)

                 Certificate regarding adoption of amendments to           Incorporated herein by
  3.2(d)         Sections 2.06, 2.07, 3.01 and 3.04 of Peoples             reference to Exhibit 3.1 to
                 Bancorp Inc.'s Code of Regulations by the                 Peoples' Current Report on Form
                 shareholders on April 13, 2006                            8-K dated and filed on April
                                                                           14, 2006 (File No. 0-16772)
                                                                           ("Peoples' April 14, 2006 Form
                                                                           8-K")

                 Code of Regulations of Peoples Bancorp Inc.               Incorporated herein by
  3.2(e)         (reflecting amendments through April 13, 2006)            reference to Exhibit 3(b) to
                 [For SEC reporting compliance purposes only]              Peoples" Quarterly Report on
                                                                           Form 10-Q for the quarterly
                                                                           period ended March 31, 2006
                                                                           (File No. 0-16772)

   10(a)         Form of Change in Control Agreement, adopted              Incorporated herein by
                 August 1, 2006, applicable to Donald J. Landers, Jr.      reference to Exhibit 10(g) to
                                                                           Peoples" Quarterly Report on
                                                                           Form 10-Q for the quarterly
                                                                           period ended June 30, 2006
                                                                           (File No. 0-16772)

     11          Computation of Earnings Per Share                         Filed herewith

     12          Computation of Ratios                                     Filed herewith

                 Certification Pursuant to Rule 13a-14(a)/15d-14(a)        Filed herewith
   31(a)         [President and Chief Executive Officer]

                 Certification Pursuant to Rule 13a-14(a)/15d-14(a)        Filed herewith
   31(b)         [Chief Financial Officer and Treasurer]

    32           Section 1350 Certifications                               Filed herewith


