Form 10-K
period 2006-12-31
PEOPLES BANCORP INC
filed 2007-03-12
CIK 318300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
OR
[	] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number 0-16772

PEOPLES BANCORP INC.
(Exact name of Registrant as specified in its charter)

Ohio	31-0987416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

138 Putnam Street, PO Box 738, Marietta, Ohio	45750-0738
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(740) 373-3155

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common shares, without par	The Nasdaq Stock Market, Inc.

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [	]	No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes [ ]     No [ X ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

As of June 30, 2006, the aggregate market value of the Registrant’s Common Shares (the only common equity of the Registrant) held by non-affiliates was $293,996,000 based upon the closing price as reported on The NASDAQ National Market. For this purpose, executive officers and directors of the Registrant are considered affiliates.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at March 1, 2007: 10,523,961 common shares, without par value.

Document Incorporated by Reference:

1

Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 12, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.
 TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS.

General

Peoples Bancorp Inc. (“Peoples”) is a financial holding company organized in 1980. Peoples’ wholly-owned subsidiaries include Peoples Bank, National Association (“Peoples Bank”), Peoples Investment Company, PEBO Capital Trust I and PEBO Capital Trust II. Peoples Bank also owns an insurance agency subsidiary and two asset management subsidiaries. Peoples Investment Company also owns a capital management subsidiary. Peoples Bank was first charted as an Ohio banking corporation under the name “The Peoples Banking and Trust Company” in Marietta, Ohio, in 1902. In March 2000, Peoples Bank was reorganized as a national banking association under its current name.

Peoples’ principal executive office is located at 138 Putnam Street, Marietta, Ohio 45750, and its telephone number is (740) 373-3155. Peoples’ common shares are traded on The NASDAQ Global Select Market under the symbol PEBO and its web site is www.peoplesbancorp.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Peoples’ website into this Form 10-K).

Peoples’ primary business activities currently are confined to the financial services industry, which are conducted through Peoples Bank, its principal operating subsidiary. Peoples Bank is a full service community bank that makes available an array of financial products and services to its customers through its 48 financial service locations and 36 automated teller machines (“ATMs”) in Ohio, West Virginia and Kentucky, as well as telephone and internet-based banking, which include the following:

o	various interest-bearing and non-interest-bearing demand deposit accounts
o	savings accounts, money market accounts and certificates of deposit
o	commercial, installment, and real estate mortgage loans (both commercial and residential)
o	credit and debit cards
o	corporate and personal trust services
o	safe deposit rental facilities
o	travelers checks, money orders and cashier’s checks

Peoples Bank also offers a full range of life, health, property and casualty insurance products through its subsidiary Peoples Insurance Agency, Inc. (“Peoples Insurance Agency”) and makes available custom-tailored solutions for asset management needs through its Peoples Financial Advisors division, including investment products offered through an unaffiliated registered broker-dealer.

Peoples Investment Company and its subsidiary, Peoples Capital Corporation, were formed in 2001 to optimize Peoples’ consolidated capital position and improve profitability by providing new investment opportunities that are either limited or restricted at the bank level. These investments include, but are not limited to, low-income housing tax credit funds or projects, venture capital, and other higher risk investments. Presently, the operations of both companies do not represent a significant part of Peoples overall business activities.

At December 31, 2006, Peoples and its subsidiaries had 547 full-time equivalent employees, total assets of $1.88 billion, gross loans of $1.13 billion, total deposits of $1.23 billion, and total stockholders’ equity of $197.2 million. Peoples Bank held trust assets under management with an approximate market value of $737 million at December 31, 2006. For the year ended December 31, 2006, Peoples’ return on average assets was 1.15% and return on average stockholders’ equity was 11.33%.

For the five-year period ended December 31, 2006, Peoples’ assets grew at a 9.4% compound annual growth rate, while stockholders’ equity grew at a compounded annual growth rate of 16.0%. Peoples also has a positive history of earnings and dividend growth, as earnings and dividends per share grew at compounded rates of 6.5% and 11.2%, respectively, for the five-year period ended December 31, 2006. Over that same period, Peoples’ annual return on average assets and annual return on average stockholders’ equity averaged 1.14% and 12.22%, respectively.

Peoples has experienced significant growth in assets and increased its capital position through a combination of internal and external growth. In December 2002 and January 2003, Peoples increased its capital position by nearly $37 million through the sale of 1.7 million common shares. In addition to core organic growth, Peoples has undertaken a controlled and steady expansion and acquisition strategy. In the past five years, Peoples has opened two de novo banking offices and two loan production offices and has completed three branch acquisitions, two bank acquisitions and two insurance agency acquisitions. Since year-end 2001, Peoples has acquired $372 million of assets, which included $185 million of loans, $289 million of deposits, and 14 financial service offices. These acquisitions produced benefits, including the expansion of Peoples’ customer base, and provided opportunities to integrate non-traditional products and services, such as insurance and investments, with the traditional banking products currently offered to clients in Peoples’ markets. These acquisitions also enabled Peoples to expand into new geographic markets.

Peoples routinely explores opportunities for additional growth and expansion of its core financial service businesses, including the acquisition of companies engaged in similar activities. Management also focuses on internal growth as a method for reaching performance goals and reviews key performance indicators on a regular basis to measure Peoples’ success. There can be no assurance, however, that Peoples will be able to grow, or if it does, that any such growth or expansion will result in an increase in Peoples’ earnings, dividends, book value or the market value of its common shares.

Recent Acquisitions and Expansion

On December 4, 2006, Peoples Bank announced plans to construct a new full-service financial services office in Huntington, West Virginia. The new office, expected to be completed in September 2007, will include an ATM and drive-through banking facilities and complement Peoples Bank’s existing Huntington banking office. Insurance and investment services will also be provided at the new Huntington office.

At the close of business on November 10, 2006, Peoples Bank acquired a full-service banking office in Carroll, Ohio, from First National Bank of McConnelsville and its $5.4 million of deposits. Concurrent with this acquisition, Peoples Bank sold its Chesterhill, Ohio banking office (the “Chesterhill Office”) and its $3.7 million of deposits to First National Bank of McConnelsville.

At the close of business on September 29, 2006, Peoples Bank sold its South Shore, Kentucky banking office (the “South Shore Office”) to American Savings Bank, fsb. The transaction included the sale of $4.6 million in deposits and $0.6 million of loans.

The sales of both the Chesterhill Office and South Shore Office were consistent with Peoples’ strategic plan to optimize its branch network for better growth opportunities.

On May 15, 2006, Peoples Bank opened a new full-service banking office in Lancaster, Ohio. This new office includes an ATM and drive-through banking facilities for added convenience to financial services available in the main lobby to prospective and current clients in the Lancaster area.

Customers and Markets

Peoples has expanded from its roots in Washington County, Ohio, where it maintains nine financial service locations, to a primary market area that encompasses 18 counties in southeastern Ohio and neighboring areas of northeastern Kentucky and northwestern West Virginia, composed primarily of non-major urban areas. The primary market area possesses a diverse economic base, with no single dominant industry or employer. Principal industries in the market area include health care, education and other social services; plastics and petrochemical manufacturing; oil, gas and coal production; and tourism and other service-related industries. Consequently, Peoples is not dependent upon any single industry segment for its business opportunities, and management believes Peoples’ market area is somewhat insulated from some of the fluctuations of national economic cycles as a result of the diverse economic base.

Peoples Bank originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (including loans to individuals and indirect loans). In general, Peoples Bank retains the majority of loans it originates; however, certain fixed-rate mortgage loan originations, primarily one-to-four family residential mortgages, are sold into the secondary market. In prior years, Peoples Bank also originated various credit card loans. In 2003, Peoples Bank sold its existing credit card portfolio and entered into a joint marketing alliance to serve the credit card needs of its customers and prospects, which reduces Peoples Bank’s risks since it does not own the loans.

Loans types are spread over a broad range of industrial classifications, with no concentration of loans to borrowers engaged in the same or similar industries that exceed 10% of total loans and no loans to foreign entities. The lending market areas Peoples Bank serves are primarily in the tri-state region of southeastern Ohio, northeastern Kentucky, northwestern West Virginia and, more recently, the central Ohio area.

Competition

The financial services industry is highly competitive. Continued deregulation and other dynamic changes in the financial services industry subject Peoples to intense competition by providing customers the opportunity to select from a growing variety of traditional and nontraditional product and service alternatives. Peoples Bank’s lending activities compete principally with other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms and pension funds. The primary factors in competing for loans are interest rates and fees charged and overall lending services. Competition for deposits comes from other commercial banks, savings associations, money market and mutual funds, credit unions, insurance companies and brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience of office location, quality of service provided and overall financial condition. Peoples Bank also faces competition for wealth management and insurance products from other commercial banks, brokerage firms and insurance agencies. Peoples believes that its size provides flexibility to enable Peoples Bank to offer an array of banking products and services. Peoples’ financial condition also contributes to a favorable competitive position in the markets Peoples serves.

Peoples primarily focuses on smaller metropolitan markets to provide its full range of products and services. Management believes Peoples has developed a niche and a certain level of expertise in serving the banking needs of these communities. Peoples has recently expanded in the more metropolitan area of central Ohio with loan production offices. Peoples historically has operated under a “needs-based” selling approach that management believes has proven successful in serving the financial needs of many customers. Management anticipates Peoples will continue to increase its investment in sales training and education in future periods to assist in the development of Peoples’ associates and their identification of customer service opportunities.

It is not Peoples’ strategy to compete solely on the basis of price. Management believes a focus on customer relationships, speed and quality of the delivery of service and incentives to promote customers’ continued use of multiple financial products and services will lead to enhanced revenue opportunities. Management believes the integration of traditional financial products with non-traditional financial products, such as insurance and investment products, will lead to enhanced revenues through complementary product offerings.

Legal Lending Limit

At December 31, 2006, Peoples Bank’s legal lending limit was approximately $23.0 million. In 2006, Peoples Bank did not extend credit to any one borrower in excess of its legal lending limit.

Commercial Loans

At December 31, 2006, Peoples Bank had $661.8 million of commercial, financial and agricultural loans (“commercial loans”), including loans secured by commercial real estate outstanding, representing approximately 58.4% of the total aggregate loan portfolio. Loans secured by commercial real estate, excluding construction loans, totaled $469.9 million at December 31, 2006.

LENDING PRACTICES. Commercial lending inherently involves a higher degree of risk of loss than Peoples’ consumer and residential real estate lending activities since commercial loan relationships generally involve larger loan balances. Additionally, repayment of commercial loans normally depends on adequate cash flows of a business that are negatively impacted, to a greater extent, by adverse changes in the general economy or in a specific industry. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of repayment and the risk involved. The primary analytical technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. Additionally, collateral is reviewed to determine its value in relation to the loan.

The Peoples Bank Board of Directors is required to approve loans secured by real estate in excess of $5 million; loans secured by all other assets in excess of $3 million and unsecured loans in excess of $1 million. However, approval of the Board of Directors is required for all loans, regardless of amount, to borrowers whose aggregate debt to Peoples Bank, including the principal amount of the proposed loan, exceeds $7 million.

Peoples Bank periodically evaluates all new commercial loan relationships greater than $250,000 and, on an annual basis, all loan relationships greater than $500,000. If deterioration of the loan has occurred, Peoples Bank takes effective and prompt action designed to assure repayment of the loan or minimize Peoples Bank’s risk of loss. Upon detection of the reduced ability of a borrower to meet cash flow obligations, the loan is considered an impaired loan and reviewed for possible downgrading or placement on nonaccrual status.

Consumer Loans

At December 31, 2006, Peoples Bank had $72.5 million of consumer loans (including indirect loans but excluding real estate loans and $1.1 million of overdrafts) outstanding, or 6.4% of the aggregate total loan portfolio.

LENDING PRACTICES. Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral. As a result, consumer-lending collections are dependent upon the borrower's continued financial stability, and thus are at more risk from adverse personal circumstances. In addition, application of various state and federal laws, including bankruptcy and insolvency laws, could limit the amount that may be recovered under these loans. Credit approval for consumer loans typically requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of Peoples Bank to review its consumer loan portfolio monthly and to charge-off loans that do not meet its standards, and to adhere strictly to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring regulatory compliance performance and for advising and updating loan personnel.

Peoples Bank makes credit life insurance and accident and health insurance available to all qualified borrowers, thus reducing risk of loss when a borrower's income is terminated or interrupted due to accident, disability or death.

Real Estate Loans

At December 31, 2006, Peoples Bank had $397.0 million of real estate, real estate construction and home equity loans outstanding, representing 35.1% of total loans outstanding. Home equity lines of credit and construction mortgages (both residential and commercial mortgages) totaled $44.8 million and $99.3 million, respectively. Peoples also had approximately $1.0 million of real estate loans (primary one-to-four family residential mortgages) held for sale into the secondary market at December 31, 2006. At December 31, 2006, Peoples was servicing $144.3 million of real estate loans (primary one-to-four family residential mortgages) previously sold into the secondary market.

LENDING PRACTICES. Peoples Bank requires residential real estate loan amounts to be no more than 90% of the purchase price or the appraised value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 90%. On occasion, Peoples Bank may lend up to 100% of the appraised value of the real estate. The risk conditions of these loans are considered during underwriting for the purposes of establishing an interest rate commensurate with the risks inherent in mortgage lending and remaining equity of the home, if any. Peoples Bank originates both fixed-rate and one-to-five year adjustable rate, fully amortizing real estate loans. Typically, the fixed rate real estate loans are sold in the secondary market, with Peoples Bank retaining servicing rights on those loans. In select cases, Peoples Bank may retain certain fixed-rate real estate loans. Real estate loans are typically secured by first mortgages with evidence of title in favor of Peoples Bank in the form of an attorney's opinion of the title or a title insurance policy. Peoples Bank also requires proof of hazard insurance, with Peoples Bank named as the mortgagee and loss payee. Licensed appraisals are required for loans in excess of $250,000.

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

CONSTRUCTION LOANS. Construction loans provide temporary financing during the construction phase of commercial and residential properties. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, Peoples Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.

Overdraft Privilege

Since 2001, Peoples Bank has granted Overdraft Privilege to qualified customers. Overdraft Privilege is a service that provides overdraft protection to retail customers by establishing an Overdraft Privilege amount. After a 30-day waiting period to verify deposit ability, each new checking account usually receives an Overdraft Privilege amount of either $400 or $700, based on the type of account and other parameters. Once established, customers are permitted to overdraw their checking account, up to their Overdraft Privilege limit, with each item being charged Peoples’ regular overdraft fee. Customers repay the overdraft with their next deposit. Overdraft Privilege is designed to allow Peoples Bank to fill the void between traditional overdraft protection, such as a line of credit, and “check cashing stores”. While Overdraft Privilege generates fee income, Peoples maintains an allowance for losses from checking accounts with overdrafts deemed uncollectible. This allowance, along with the related provision and net charge-offs, is included in Peoples’ allowance for loan losses. At December 31, 2006, the portion of the allowance for loan and lease losses allocated to overdrafts was $295,000.

Intellectual Property and Proprietary Rights

Peoples has registered the service marks “Peoples Bank (with logo)”, “Peoples Bancorp (with logo)”, “Peoples Financial Advisors (with logo)”, “Connect Card” and “Peoples Bank” with the U.S. Patent and Trademark Office. These service marks have expiration dates ranging from 2014 to 2017, unless Peoples extends them for additional 10-year periods. Registrations of service marks with the U.S. Patent and Trademark Office generally may be renewed and continue indefinitely, provided Peoples continues to use the service marks and files appropriate maintenance and renewal documentation with the U.S. Patent and Trademark Office at times required by the federal trademark laws and regulations.

Peoples has a proprietary interest in the Internet Domain names “pebo.com” and “peoplesbancorp.com”. Internet Domain names in the U.S. and in foreign countries are regulated, but the laws and regulations governing the Internet are continually evolving. Peoples has pending applications with the U.S. Patent and Trademark Office regarding the service marks “pebo.com” and “peoplesbancorp.com”.

Supervision and Regulation

The following is a summary of certain statutes and regulations affecting Peoples and its subsidiaries and is qualified in its entirety by reference to such statutes and regulations:

Peoples, its subsidiary bank and its other subsidiaries are subject to extensive regulation by federal and state agencies. The regulations are intended primarily for the protection of borrowers, depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders.

As a financial holding company, Peoples is subject to regulation under the Bank Holding Company Act and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Peoples is also under the jurisdiction of the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 and the Securities Exchange Act of 1934, and certain state securities commissions related to the offering and sale of its securities. Peoples' common shares are listed on The NASDAQ Global Select Market under the symbol "PEBO" and subject to the rules of The NASDAQ Stock Market, LLC for listed companies.

Peoples Bank is subject to regulation, supervision and examination primarily by the Office of the Comptroller of the Currency ("OCC") and secondarily by the Federal Deposit Insurance Corporation ("FDIC").

Peoples Insurance Agency, Inc., an Ohio corporation licensed as an insurance agency, is subject to regulation, supervision and examination by the Ohio Department of Insurance.

Regulation of Financial Holding Companies

The Gramm-Leach-Bliley Act (also known as the Financial Services Modernization Act of 1999) established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers through the creation of a "financial holding company" entity. Bank holding companies that elect to become financial holding companies, as Peoples has elected, have the ability to expand their activities from those historically permissible for bank holding companies and engage in activities that are financial in nature or complementary to financial activities, including securities underwriting and market making, insurance underwriting and agency, sponsoring mutual funds and investment companies and merchant banking. Financial holding companies are also permitted to acquire, without regulatory approval, a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are deemed financial in nature by the Federal Reserve Board.

In order to become and remain a financial holding company, all subsidiary banks of the holding company must be well capitalized and well managed and have at least a satisfactory rating under the Community Reinvestment Act.

In 2002, Peoples elected, and received approval from the Federal Reserve Board, to become a financial holding company.

Peoples is subject to examination and supervision by the Federal Reserve Board as provided under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Peoples is required to file reports with the Federal Reserve Board. The BHC Act also requires the approval of the Federal Reserve Board for Peoples to acquire or hold, directly or indirectly, more than 5% of the voting shares of any bank that is not already majority-owned by Peoples, acquire all or substantially all of the assets of another bank or bank holding company, or merge or consolidate with any other bank holding company.

The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including financial holding companies. Such authority includes, among other things, the ability to:

•	assess civil money penalties;
•	issue cease and desist or removal orders; and
•	require that a bank holding company divest subsidiaries (including its subsidiary banks).

Regulation of Bank Subsidiary

OCC. Peoples Bank is a national banking association chartered under the National Bank Act and is regulated primarily by the OCC. Peoples Bank and its subsidiaries are subject to examination and supervision by the OCC.

FDIC/DEPOSITORY INSURANCE. Peoples Bank’s deposits are insured up to statutorily prescribed limits by the FDIC. Insurance premiums for insured institutions are determined based upon the member's capital level and supervisory rating provided to the FDIC by the bank's primary federal regulatory and other information the FDIC determines to be relevant to the risk posed to the deposit insurance fund. The assessment rate determined by considering such factors is then applied to the amount of the bank's deposits to determine the bank's insurance premium. An increase in the assessment rate could have a material adverse effect on the earnings of the bank.

Insurance of deposits may be terminated by the FDIC upon a finding that the insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the bank's regulatory agency.

In February 2006, two pieces of legislation commonly referred to as the Deposit Insurance Reform Acts were enacted. Under that legislation, the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new Deposit Insurance Fund ("DIF"). The Deposit Insurance Reform Acts provide for several additional changes to the deposit insurance system, including the following:

•	increasing the deposit insurance limit for retirement accounts from $100,000 to $250,000;
•	adjusting the deposit insurance limits (currently $100,000 for most accounts) every five years based on an inflation index, with the first adjustment to be effective on January 1, 2011;
•	providing pass-through deposit insurance for the deposits of employee benefit plans (but prohibiting undercapitalized depository institutions from accepting employee benefit plan deposits);
•	allocating an aggregate of $4.7 billion of one-time credits to offset the premiums of depository institutions based on their assessment based at the end of 1996;
•

establishing rules for awarding cash dividends to depository institutions, based on their relative contributions to the DIF and its predecessor funds, when the DIF reserve ratio reaches certain levels; and

•	revising the rules and procedures for risk-based premium assessments.

Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, Peoples Bank received a one-time assessment credit of $1.0 million that can be applied against 2007 and future premiums, subject to certain limitations. In 2007, Peoples Bank expects its gross insurance premium amount to be compared to the $143,000 paid in 2006 and be offset entirely by the available credit.

LIABILITY OF COMMONLY CONTROLLED BANKS. Under the Federal Deposit Insurance Act, a bank is generally liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with (a) the default of a commonly controlled bank or (b) any assistance provided by the FDIC to a commonly controlled bank in danger of default. "Default” means, generally, the appointment of a conservator or receiver.

TRANSACTIONS WITH AFFILIATES, DIRECTORS, EXECUTIVE OFFICERS AND SHAREHOLDERS. Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Board Regulation W restrict transactions by banks and their subsidiaries with their affiliates. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Generally, Sections 23A and 23B and Regulation W:

•

limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of that bank's capital stock and surplus (i.e., tangible capital);

•	limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with all affiliates to 20% of that bank's capital stock and surplus; and
•	require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate.

The term "covered transaction" includes the making of loans to the affiliate, the purchase of assets from the affiliate, the issuance of a guarantee on behalf of the affiliate, the purchase of securities issued by the affiliate and other similar types of transactions.

A bank's authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board. Among other things, these loans must be made on terms substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank's capital position, and specified approval procedures must be followed in making loans that exceed specified amounts.

FEDERAL HOME LOAN BANK. The FHLB provides credit to its members in the form of advances. As a member of the FHLB, Peoples Bank must maintain an investment in the capital stock of the FHLB in a specified amount. Peoples Bank is in compliance with this requirement. Upon the origination or renewal of an advance, the FHLB is required by law to obtain and maintain a security interest in certain types of collateral. At December 31, 2006, Peoples Bank held 188,198 shares of the FHLB of Cincinnati, which exceeded the required investment of 119,220 shares.

The FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time homebuyers. All long-term advances by the FHLB must be made only to provide funds for residential housing financing.

LIMITS ON DIVIDENDS AND OTHER PAYMENTS. Peoples Bank may not pay dividends out of its surplus if, after paying these dividends, it would fail to meet the required minimum levels of capital established by the OCC. In addition, Peoples Bank must have the approval of the OCC if a dividend in any year would cause the total dividends for that year to exceed the sum of Peoples Bank's current year's "net profits" (or net income, less dividends declared during the period based on regulatory accounting principles) and the retained net profits for the preceding two years, less required transfers to surplus. Payments of dividends by Peoples Bank may be restricted at any time at the discretion of its regulators, if the regulators deem such dividends to constitute unsafe and/or unsound banking practices or if necessary to maintain adequate capital. Peoples serves as a source of strength to Peoples Bank, which may restrict the dividends that can be paid to its shareholders. For further discussion regarding regulatory restrictions on dividends, see Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Even when the legal ability exists, Peoples or Peoples Bank may decide to limit the payment of dividends in order to retain earnings for corporate use. Additionally, Peoples has established two business trust subsidiaries, which issued preferred securities. If Peoples suspends interest payments relating to the trust preferred securities issued by either of the two trust subsidiaries, Peoples will be prohibited from paying dividends on its common shares. For further discussion regarding Peoples’ trust subsidiaries, see Note 9 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

REGULATORY CAPITAL AND PROMPT CORRECTIVE ACTION. The Federal Reserve Board has adopted regulatory capital guidelines for all bank holding companies, including financial holding companies, and the OCC has adopted regulatory capital guidelines for national banks. The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheets exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

Bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting assigned to categories perceived as representing greater risk. A bank holding company's risk-based ratio represents capital divided by total risk weighted assets. The leverage ratio is core capital divided by total assets adjusted as specified in the guidelines. Peoples Bank is subject to substantially similar capital requirements.

Generally, a financial institution's capital is divided into two tiers.

•

"Tier 1," or core capital, includes common equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities, less goodwill and certain other deductions, including unrealized gains and losses, after applicable taxes, on available-for-sale securities carried at fair value.

•

"Tier 2," or supplementary capital, includes, among other things, certain amounts of hybrid capital instruments, mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, loan and lease loss allowance and net unrealized gains on certain available-for-sale equity securities, all subject to limitations established by the guidelines.

•	"Total capital" is Tier 1 plus Tier 2 capital.

Financial institutions are required to maintain a risk-based capital ratio of 8%, with at least 4% being Tier 1 capital. The appropriate regulator can require higher capital when an institution's circumstances warrant.

The leverage ratio requirement is Tier 1 capital to average assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles) of 3% for bank holding companies and banks that meet certain criteria, including having the highest regulatory rating, and 4% for all other bank holding companies and banks.

The federal banking agencies have established a system of prompt corrective action to resolve certain of the problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: "well-capitalized," "adequately-capitalized," "under-capitalized," "significantly under-capitalized," and "critically under-capitalized." In order to be "well-capitalized," a bank must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

Throughout 2006, Peoples’ regulatory capital ratios and those of Peoples Bank were in excess of the levels required to be deemed "well-capitalized." For further discussion regarding Peoples and Peoples Bank’s risk-based capital requirements, see Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

A financial institution is generally prohibited from making any capital distribution, including payments of a cash dividend, or paying any management fee to its holding company if the depository institution would be "under-capitalized" after such payment. "Under-capitalized" institutions are subject to growth limitations and are required by the appropriate federal banking agency to submit a capital restoration plan. The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon a bank's capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after it becomes "critically under-capitalized" unless the bank's primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank's capital category. For example, a bank that is not "well-capitalized" generally is prohibited from accepting broker deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any under-capitalized depository institution must guarantee, in part, specific aspects of the bank's capital plan for the plan to be acceptable.

CUSTOMER PRIVACY AND OTHER CONSUMER PROTECTIONS. Peoples is subject to regulations limiting the ability of financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated party. Peoples is also subject to numerous federal and state laws aimed at protecting consumers, including the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act and the Fair Credit Reporting Act.

PATRIOT ACT. The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act") gives the United States powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The Patriot Act and related regulations require financial institutions to establish programs specifying procedures for obtaining identifying information from customers and establishing enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity.

Corporate Governance

The Sarbanes-Oxley Act of 2002 imposed new or revised corporate governance, accounting and reporting requirements on Peoples and all other companies having securities registered with the SEC. In addition to a requirement that chief executive officers and chief financial officers certify financial statements in writing, the statute imposed requirements affecting, among other matters, the composition and activities of audit committees, disclosure relating to corporate insiders and insider transactions, codes of ethics, and the effectiveness of internal controls over financial reporting.

Peoples’ Board of Directors and management have instituted a series of actions to enhance Peoples’ already strong corporate governance practices. Included in those actions was adoption of a formal Code of Ethics, a revision of the charter of the Audit Committee and the formation of two new committees: the Disclosure Committee for Financial Reporting and the Governance and Nominating Committee. The current charters of the Audit Committee, the Governance and Nominating Committee and the Compensation Committee can be found on Peoples’ website under the “Corporate Governance & Ethics” section. Additionally, Peoples Bank has maintained a conflict of interest policy applicable to its directors, officers and employees for over 30 years.

Code of Ethics

In 2003, Peoples’ Board of Directors adopted a formal Code of Ethics applicable to all directors, officers and employees of Peoples and its affiliates. The Board of Directors adopted Peoples’ Code of Ethics to demonstrate to the public and Peoples’ shareholders the importance the Board and management place on ethical conduct, and to continue to set forth Peoples’ expectations for the conduct of ethical business practices. Peoples’ Code of Ethics is available, free of charge, to the public on Peoples’ website on the “Corporate Governance & Ethics” page. Please also see Item 10 of Part III of this Form 10-K.

Disclosure Committee for Financial Reporting

In 2003, Peoples established the Disclosure Committee for Financial Reporting (the “Disclosure Committee”) to formalize Peoples’ process of establishing and monitoring Peoples’ disclosure controls and procedures and communicating the results of such controls and procedures.  The Disclosure Committee consists of key members of executive management as well as senior professional support staff from the Legal Department, Risk Management group and Controller. The Disclosure Committee complements Peoples’ longstanding committee structure and process, which has consistently provided an invaluable tool for communication of disclosure information.

The Disclosure Committee has the responsibility to:

•

ensure that Peoples’ Chief Executive Officer and Chief Financial Officer can evaluate the effectiveness of Peoples’ disclosure controls and procedures, for the purpose of improving these controls and procedures as necessary and disclosing the results of the evaluation in the reports Peoples files with the SEC.

•

ensure management has timely access to all information which is necessary or desirable to disclose in Peoples’ reports for the purpose of discharging Peoples’ responsibilities in providing accurate and complete information to shareholders, including, but not limited to, a fair presentation of Peoples’ financial condition, results of operations and cash flows.

11

•

facilitate determinations regarding the appropriate disclosure of the results of Peoples’ disclosure controls and procedures in Peoples’ reports, including the determination of the materiality of risks or events for the purposes of disclosure in reports.

•

provide a process on which Peoples’ Chief Executive Officer and Chief Financial Officer can rely in providing the certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 to be filed, or furnished, with each report.

Each key element of operation is subject to oversight by a committee to ensure proper administration, risk management and an up-streaming of critical management information and disclosures to finance and control areas, executive management and the Board of Directors. The Disclosure Committee agenda is designed to capture information from all components of Peoples’ business. It is believed that the addition of these processes has brought with it a broader and more in-depth analysis to Peoples’ already effective and detailed disclosure process, as well as enhanced Peoples’ overall disclosure control environment.

Governance and Nominating Committee

In 2003, the Board of Directors formally established a Governance and Nominating Committee consisting of at least three independent members of the Board. The purpose of the Governance and Nominating Committee is to identify qualified candidates for election, nomination or appointment to Peoples’ Board of Directors and recommend to the full Board a slate of director nominees for each annual meeting of the shareholders of Peoples’ or as vacancies occur. In addition, the Governance and Nominating Committee oversees matters of corporate governance, including the evaluation of Board performance and processes, and makes recommendations to the Board and the Chairman of the Board regarding assignment and rotation of members and chairs of committees of the Board. The goal of the Governance and Nominating Committee is to assure that the composition, practices and operation of the Board contribute to value creation and to the effective representation of Peoples’ shareholders.

Effect of Environmental Regulation

Peoples’ primary exposure to environmental risk is through Peoples Bank's lending activities. When management believes environmental risk potentially exists, Peoples mitigates its environmental risk exposure by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral. Management reviews residential real estate loans with inherent environmental risk on an individual basis and makes decisions based on the dollar amount of the loan and the materiality of the specific credit.

Peoples anticipates no material effect on capital expenditures, earnings or the competitive position of itself or any subsidiary as a result of compliance with federal, state or local environmental protection laws or regulations.

Monetary Policy and Economic Conditions

The business of financial institutions is affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies, including the Federal Reserve Board. The Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings, and changes in the reserve requirements against depository institutions’ deposits. These policies and regulations significantly affect the overall growth and distribution of loans, investments and deposits, as well as interest rates charged on loans and paid on deposits.

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

Website Access to Peoples’ Securities and Exchange Commission Filings

Peoples makes available free of charge on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d)

of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after Peoples electronically files each such report or amendment with, or furnishes it to, the SEC.

ITEM 1A. RISK FACTORS.

The following are certain risks that management believes are specific to Peoples’ business.  This should not be viewed as an all-inclusive list or in any particular order.

•	Changes In Interest Rates May Adversely Affect Peoples’ Profitability.

Peoples’ earnings are dependent to a significant degree on net interest income, which is the amount by which interest income exceeds interest expense. Interest rates are highly sensitive to many factors that are beyond Peoples’ control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest Peoples receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) Peoples’ ability to originate loans and obtain deposits, (ii) the fair value of Peoples’ financial assets and liabilities, and (iii) the average duration of Peoples’ mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, Peoples’ net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Management uses various measures to monitor interest rate risk and believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on Peoples’ results of operations. Management also periodically adjusts the mix of assets and liabilities to manage interest rate risk. However, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on Peoples’ financial condition and results of operations. See the sections captioned “Interest Income and Expense” and ”Interest Rate Risk and Liquidity” in Item 7 of this Form 10-K for further discussion related to Peoples’ interest rate risk.

•	Peoples’ Exposure To Credit Risk Could Adversely Affect Peoples’ Earnings And Financial Condition.

There are certain risks inherent in making loans. These risks include interest rate changes over the time period in which loans may be repaid, risks resulting from changes in the economy, risks inherent in dealing with borrowers and, in the case of loans secured by collateral, risks resulting from uncertainties about the future value of the collateral.

Commercial and commercial real estate loans comprise a significant portion of Peoples’ loan portfolio. Commercial loans generally are viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Since Peoples’ loan portfolio contains a significant number of commercial and commercial real estate loans, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans, and ultimately could have a material adverse effect on Peoples’ earnings and financial condition.

•	Peoples’ Allowance For Loan Losses May Be Insufficient.

Peoples maintains an allowance for loan losses to provide for probable loan losses based on management’s quarterly analysis of the loan portfolio. There can be no assurance on the timing or amount of actual loan losses or that charge-offs in future periods will not exceed the allowance for loan losses. In addition, federal and state regulators periodically review Peoples’ allowance for loan losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management. Any increase in the provision for loan losses would decrease Peoples’ pretax and net income.

•	Adverse Economic Conditions May Adversely Impact Peoples’ Results Of Operations.

Peoples’ success depends primarily on the general economic conditions in the specific local markets in which it operates. The local economies of Peoples’ market area historically have been less robust than the economy of the nation as a whole and are not subject to the same fluctuations as the national economy. Adverse economic conditions in Peoples’ market area, including the loss of certain significant employers, could reduce Peoples’ growth rate, affect its borrowers' ability to repay their loans and generally affect Peoples’ financial condition and results of operations. Furthermore, a downturn in real estate values in Peoples’ market area could cause many of its loans to become inadequately collateralized.

•	The Financial Services Industry Is Very Competitive.

Peoples experiences significant competition in originating loans, principally from other commercial banks, savings associations and credit unions. Several of Peoples’ competitors have greater resources, larger branch systems and a wider array of banking services. This competition could reduce Peoples’ net income by decreasing the number and size of loans that it originates and the interest rates it may charge on these loans. For a more complete discussion of Peoples’ competitive environment, see “Business—Competition” in Item 1 of this Form 10-K.  If Peoples is unable to compete effectively, Peoples will lose market share and income from deposits, loans and other products may be reduced.

•	Peoples’ Ability to Pay Dividends Is Limited.

Peoples is a separate and distinct legal entity from its subsidiaries. Peoples receives nearly all of its revenue from dividends from Peoples Bank, which are limited by federal banking laws and regulations. These dividends also serve as the primary source of funds to pay dividends on Peoples’ common shares and interest and principal on Peoples’ debt. The inability of Peoples Bank to pay sufficient dividends to Peoples could have a material, adverse effect on Peoples’ business. Further discussion of Peoples’ ability to pay dividends can be found under the caption “Supervision and Regulation-Limits on Dividends and Other Payments” in Item 1 of this Form 10-K and Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

•	Government Regulation Significantly Affects Peoples’ Business.

The banking industry is heavily regulated under both federal and state law. Peoples is subject to regulation and supervision by the Federal Reserve Board, and Peoples Bank is subject to regulation and supervision by the OCC. and secondarily the FDIC. These regulations are primarily intended to protect depositors and the federal deposit insurance funds, not Peoples’ shareholders. Peoples’ non-bank subsidiaries are also subject to the supervision of the Federal Reserve Board, in addition to other regulatory and self-regulatory agencies including the SEC and state securities and insurance regulators. Regulations affecting banks and financial services businesses are undergoing continuous change, and management cannot predict the effect of those changes. Regulations and laws may be modified at any time, and new legislation may be enacted that affects Peoples and its subsidiaries. Any modifications or new laws could adversely affect Peoples’ business. Further information about government regulation of Peoples’ business can be found under the caption “Supervision and Regulation” in Item 1 of this Form 10-K.

•	Material Breaches in Security of Peoples’ Systems May Have a Significant Effect on Peoples’ Business

Peoples collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both Peoples and third party service providers. Peoples has security, backup and recovery systems in place, as well as a business continuity plan to ensure the computer systems will not be inoperable. Peoples also has security to prevent unauthorized access to the computer systems and requires its third party service providers to maintain similar controls. However, management cannot be certain that these measures will be successful. A security breach in the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business.

•	Peoples and Its Subsidiaries Are Subject to Examinations And Challenges by Tax Authorities

In the normal course of business, Peoples and its subsidiaries are routinely subject to examinations and challenges from federal and state tax authorities regarding positions taken in their tax returns. State tax authorities have become increasingly aggressive in challenging tax positions taken by financial institutions, especially those positions relating to tax compliance and calculation of taxes subject to apportionment. Any challenge or examination by a tax authority may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. While management believes it has taken appropriate positions on the tax returns filed, any examination or challenge made that is not resolved in Peoples’ favor could have a material adverse effect on Peoples’ financial condition and results of operation.

Peoples Bank has been undergoing an examination by the Ohio Department of Taxation (the “Department”) of its 2002 Ohio Corporation Franchise Tax Report related to the fiscal year ended December 31, 2001 (the “2002 tax year”). On August 23, 2006, the Department issued a Notice of Assessment in the amount of approximately $1.4 million in regards to Peoples Bank’s corporate franchise tax liability for the 2002 tax year. Management disagrees with this assessment in its entirety, and on September 22, 2006, Peoples Bank filed a Petition for Reassessment with the Department objecting to the assessment. Peoples Bank is not liable for nor is it required to pay the assessment while the Petition for Reassessment is pending.

The Department has also issued proposed adjustments to Peoples Bank’s 2003 Ohio Corporation Franchise Tax Report (the “2003 Ohio Report”) related to the fiscal year ended December 31, 2002 (the “2003 tax year”) on the basis of the 2002 assessment that would materially increase the amount of franchise tax due. Management has objected to these proposed adjustments in their entirety and is working with the Department to resolve and eliminate the proposed adjustments. As part of this process, management has agreed to a one-year extension of the statute of limitations for the 2003 tax year. The Department has not issued a Notice of Assessment with respect to the 2003 Ohio Report.

In the first quarter of 2007, a tax agent for the Department informed Peoples Bank, by telephone, that the Department planned to continue the examination of Peoples Bank’s 2003 Ohio Report in the second quarter of 2007 and also begin an examination of the Ohio Reports for the 2004 through 2006 tax years, which management believes is consistent with recent patterns of Department examinations.

Although the administrative process is not yet complete, and Peoples is unable to predict the outcome of this matter, management does not anticipate that the ultimate resolution of the proposed adjustments for the 2002 tax year or 2003 tax year will result in a material impact on Peoples’ consolidated financial position. To the extent management determines additional taxes may be due, Peoples recognizes liabilities for such tax exposures when losses associated with the claims are judged to be probable and the amount of loss can be reasonably estimated. No assurance can be given that the final resolution of the proposed adjustments by the Department to Peoples Bank’s corporate franchise tax liability for the 2002 tax year or 2003 tax year will not be different than what is reflected in Peoples’ current and historical consolidated financial statements.

•	Anti-Takeover Provisions May Delay Or Prevent an Acquisition Or Change in Control by a Third Party.

Provisions in the Ohio General Corporation Law and Peoples’ amended articles of incorporation and code of regulations, including a staggered board and a supermajority vote requirement for significant corporate changes, could discourage potential takeover attempts and make attempts by shareholders to remove Peoples’ board of directors and management more difficult. These provisions may also have the effect of delaying or preventing a transaction or change in control that might be in the best interests of Peoples’ shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Peoples' sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property. In Ohio, Peoples Bank operates offices in Marietta (4 offices), Belpre (2 offices), Lowell, Lower Salem, Reno, Nelsonville (2 offices), Athens (3 offices), The Plains, Middleport, Rutland, Pomeroy (2 offices), Gallipolis, Cambridge (2 offices), Byesville, Quaker City, Flushing, Caldwell, McConnelsville, Baltimore, Carroll, Lancaster (2 offices), Delaware and Westerville. In West Virginia, Peoples Bank operates offices in Huntington, Parkersburg (3 offices), Vienna, Point Pleasant (2 offices), New Martinsville (2 offices) and Steelton. In Kentucky, Peoples Bank’s office locations include Greenup, Summit, Grayson, Ashland and Russell. Of these 48 offices, 12 are leased and the rest are owned by Peoples Bank.

Peoples Insurance Agency rents office space in various Peoples Bank’s offices. In addition, Peoples Insurance Agency leases office buildings in Marietta, Ohio; Huntington, West Virginia and Ashland, Kentucky.

Rent expense on the leased properties totaled $711,000 in 2006. The following are the only properties that have a lease term expiring on or before June 2008:

Location	Address	Lease Expiration Date (a)

Athens Mall Office	801 East State Street Athens, Ohio	June 2007

Athens Union Street Office	152 West Union Street Athens, Ohio	February 2008

Lancaster Wheeling Street Location	117 West Wheeling Street Lancaster, Ohio	June 2008

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

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business or operations, Peoples Bancorp and its subsidiaries may be named as plaintiff, defendant, or a party to a legal proceeding or any of their respective properties may be subject to various pending and threatened legal proceedings and various actual and potential claims. Many of the claims and legal proceedings arise in the ordinary course of business of Peoples and are covered by errors and omissions insurance or other appropriate insurance. In view of the inherent difficulty of predicting the outcome of such matters, Peoples Bancorp cannot state what the eventual outcome of any such matters will be; however, based on current knowledge and after consultation with legal counsel, management believes that these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Peoples.

Examination by Ohio Department of Taxation

As disclosed in “ITEM 1A. RISK FACTORS” of this Form 10-K, Peoples Bank has been undergoing examination by the Ohio Department of Taxation of Peoples Bank’s 2002 Ohio Corporation Franchise Tax Report related to the fiscal year ended December 31, 2001. The discussion of the proceedings with the Ohio Department of Taxation is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Pursuant to General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of SEC Regulation S-K, the following information regarding Peoples’ executive officers is included as an unnumbered item in Part I of this Form 10-K in lieu of being included in the Peoples’ definitive Proxy Statement relating to Peoples’ Annual Meeting of Shareholders to be held April 12, 2007 (“Peoples’ 2007 Definitive Proxy Statement”).

The executive officers of Peoples as of February 12, 2007, are as follows:

Name	Age	Position
Mark F. Bradley	37	President and Chief Executive Officer
Larry E. Holdren	59	Executive Vice President
Donald J. Landers, Jr.	48	Chief Financial Officer and Treasurer
Carol A. Schneeberger	50	Executive Vice President/Operations
David T. Wesel	45	Executive Vice President
Joseph S. Yazombek	53	Executive Vice President/Chief Lending Officer

Mr. Bradley has been Chief Executive Officer of Peoples since May 2005 and President of Peoples since June 2004. Mr. Bradley also has been Chief Executive Officer of Peoples Bank since May 2005, and President since July 2002. Prior thereto, Mr. Bradley served as Chief Operating Officer of Peoples from July 2003 to May 2005, and Executive Vice President and Chief

Integration Officer from April 2002 to July 2003. He also served as Chief Operating Officer of Peoples Bank from July 2002 to May 2005. Between 1997 and 2001, Mr. Bradley served as Controller of Peoples and Peoples Bank. Mr. Bradley joined Peoples in 1991. In January 2006, Mr. Bradley was appointed President of Peoples Insurance Agency, Inc. Mr. Bradley has been a director of Peoples since 2003 and Peoples Bank since 2002.

Mr. Holdren became Executive Vice President of Peoples in February 1999. He has also been President of the Retail and Banking Division for Peoples Bank since January 1998. Between 1987 and 1998, Mr. Holdren served as Executive Vice President/Director of Human Resources for Peoples Bank. Mr. Holdren joined Peoples Bank in 1982.

Mr. Landers became Chief Financial Officer and Treasurer of Peoples and Peoples Bank on August 1, 2006. Prior thereto, Mr. Landers served as Director of Finance of both Peoples and Peoples Bank since December 2005, as Chief Accounting Officer of both Peoples and Peoples Bank since June 2003 and as Senior Vice President of Peoples Bank since January 2005. He served as Controller of both Peoples Bancorp and Peoples Bank from June 2003 to December 2005 and as Vice President of Peoples Bank from June 2003 to January 2005. Prior to joining Peoples, Mr. Landers served as Vice President of Finance and External Accounting Officer of a regional bank holding company, from April 1998 to June 2003 and as External Accounting Officer of that bank holding company from February 1992 to April 1998.

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

Mr. Wesel became Executive Vice President of Peoples in January 2006. Mr. Wesel was also appointed as President of Peoples Bank’s Peoples Financial Advisors division in January 2006. Prior thereto, Mr. Wesel served as Sales Manager of Peoples Financial Advisors since joining Peoples in February 2004. Prior to joining Peoples, Mr. Wesel had over 20 years experience in executive management and sales administration, including two years experience with a regional brokerage firm. Mr. Wesel is the son of Joseph H. Wesel, Chairman of the Board and a Director of Peoples and Director of Peoples Bank.

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

In August 2004, Peoples offered Change in Control Agreements to the executive officers of Peoples and entered into agreements (“Agreement” or “Agreements”) with Mark F. Bradley, John W. Conlon, Larry E. Holdren and Carol A. Schneeberger. Each Agreement provides that, if the executive officer is terminated by Peoples or its successors for any reason other than cause or by the executive officer for good reason (as defined in the Agreements), within six (6) months prior to or within twenty-four (24) months after a defined change in control, Peoples will pay a specified change in control benefit to the executive officer. If the executive officer receives a change in control benefit as previously described, he or she is subject to a non-compete agreement covering the same period of time as the benefit is paid. The Agreement with Mr. Conlon was terminated effective August 1, 2006, concurrent with his retirement as Chief Financial Officer.

Effective January 1, 2006 and August 1, 2006, Peoples entered into Agreements with David T. Wesel and Donald J. Landers, respectively, upon each of their appointment as an executive officer of Peoples. The terms of the Agreements are the same as those in the Agreements of Larry E. Holdren and Carol A. Schneeberger.

Additional information required by Item 401(b) of SEC Regulation S-K regarding the Agreements are incorporated herein by reference to the section captioned “EXECUTIVE COMPENSION: COMPENSATION DISCUSSION AND ANALYSIS” on pages 17 through 24 of Peoples’ 2007 Definitive Proxy Statement and the forms of Change in Control Agreements incorporated by reference in this Annual Report of Form 10-K as Exhibits 10.20, 10.21, 10.22 and 10.23. PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Peoples’ common shares are traded on The NASDAQ Global Select Market under the symbol PEBO. At December 31, 2006, Peoples had 1,239 shareholders of record. The table presented below provides the high and low sales prices for Peoples’ common shares as reported on The NASDAQ Global Select Market and the cash dividends per share declared for the indicated periods.

	High Bid	Low Bid	Dividends Declared
2006
Fourth Quarter	$31.24	$28.37	$0.21
Third Quarter	30.70	27.25	0.21
Second Quarter	31.73	27.69	0.21
First Quarter	30.00	27.05	0.20

2005
Fourth Quarter	$30.10	$25.40	$0.20
Third Quarter	30.53	26.33	0.20
Second Quarter	28.86	24.99	0.20
First Quarter	27.68	25.42	0.19

Peoples plans to continue to pay quarterly cash dividends, subject to certain regulatory restrictions described in Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, as well as the “Limits on Dividends and Other Payments” section under Item 1 of this Form 10-K.

Issuer Purchases of Equity Securities

The following table details Peoples’ repurchases and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) of Peoples’ common shares during the three months ended December 31, 2006:

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
October 1 – 31, 2006	92(3)	$29.97(3)	–	411,000
November 1 – 30, 2006	5,190(4)	$28.99(4)	3,800	407,200
December 1 – 31, 2006	20,839(5)	$28.59(5)	20,000	–(6)
Total	26,121	$28.68	23,800	–

(1) Information reflects solely the 2006 Stock Repurchase Program originally announced on January 17, 2006, which authorized the repurchase of 425,000 common shares, with an aggregate purchase price of not more than $11.5 million. The 2006 Stock Repurchase Program expired on December 31, 2006.

(2) Information reflects maximum number of common shares that may be purchased at the end of the period indicated.

(3) Information reflects solely common shares purchased in open market transactions by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust (the “Rabbi Trust”) holding assets to provide payment of the benefits under the Peoples Bancorp Inc. Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

(4) Information includes 1,390 common shares purchased at an average price of $30.18 by Peoples Bank under the Rabbi Trust.

(5) Information includes 839 common shares acquired at an average price of $29.64 in connection with the exercise of stock options under Peoples’ stock option plans.

(6) The 2006 Stock Repurchase Program expired on December 31, 2006, and as such, no additional common shares could be purchased under that Program at the end of the period. However, Peoples is authorized to repurchase up to 425,000 of its common shares, with an aggregate purchase price of not more than $12.1 million, in 2007 under the 2007 Stock Repurchase Program announced January 12, 2007, which expires December 31, 2007.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be deemed to be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that Peoples specifically incorporates it by reference into such filing.

The following line graph compares the five-year cumulative total shareholder return of Peoples’ common shares, based on an initial investment of $100 on December 31, 2001, and assuming reinvestment of dividends, against that of an index comprised of all domestic common shares traded on the NASDAQ Stock Market (“NASDAQ Stocks (U.S. Companies)”), and an index comprised of all depository institutions (SIC Code #602) and depository institutions holding companies (SIC Code #671) that are traded on the NASDAQ Stock Market (“NASDAQ Bank Stocks”).

COMPARISON OF FIVE-YEAR TOTAL RETURN AMONG

PEOPLES BANCORP INC., NASDAQ STOCKS (U.S. COMPANIES),

NASDAQ BANK STOCKS

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Peoples Bancorp Inc.	$100.00	$157.02	$194.84	$185.96	$198.97	$212.98
NASDAQ Stocks (U.S. Companies)	100.00	69.13	103.37	112.49	114.88	126.22
NASDAQ Bank Stocks	100.00	102.37	131.69	150.71	147.23	165.21

ITEM 6. SELECTED FINANCIAL DATA.

The information below has been derived from Peoples’ Consolidated Financial Statements.

(Dollars in Thousands, except Per Share Data)	2006	2005	2004	2003	2002
Operating Data
For the year ended:
Total interest income	$108,794	$95,775	$87,030	$91,655	$82,968
Total interest expense	55,577	43,469	35,160	38,050	35,316
Net interest income	53,217	52,306	51,870	53,605	47,652
Provision for loan losses	3,622	2,028	2,546	3,601	4,067
Net gain (loss) on securities transactions	265	539	(3,040)	(1,905)	216
Other income exclusive of securities transactions	30,860	28,628	25,248	19,443	15,020
Goodwill and other intangible asset amortization	2,261	2,669	2,219	1,493	646
Other expense	49,036	48,673	44,979	44,410	32,975
Net income	$21,558	$20,499	$18,275	$16,254	$18,752

Balance Sheet Data
At year end:
Total assets	$1,875,255	$1,855,277	$1,809,086	$1,736,104	$1,394,361
Investment securities	548,733	589,313	602,364	641,464	412,100
Net loans	1,117,885	1,057,156	1,008,298	900,423	836,697
Total intangible assets	68,852	69,280	71,118	48,705	30,738
Total deposits	1,233,529	1,089,286	1,069,421	1,028,530	955,877
Short-term borrowings	194,883	173,696	51,895	108,768	39,083
Long-term borrowings	200,793	362,466	464,864	388,647	212,929
Junior subordinated notes	29,412	29,350	29,263	29,177	29,090
Stockholders’ equity	197,169	183,077	175,418	170,880	147,183
Tangible assets (1)	1,806,403	1,785,997	1,737,968	1,687,399	1,363,623
Tangible equity (2)	$128,317	$113,797	$104,300	$122,175	$116,445

Significant Ratios
Return on average assets	1.15%	1.12%	1.04%	0.95%	1.46%
Return on average stockholders’ equity	11.33	11.52	10.60	9.75	17.69
Net interest margin	3.29	3.32	3.39	3.52	4.17
Efficiency ratio (3)	57.51	59.05	57.18	51.06	51.24
Average stockholders’ equity to average assets	10.18	9.73	9.79	9.74	8.23
Average loans to average deposits	94.80	94.92	91.24	87.42	92.63
Allowance for loan losses to total loans	1.28	1.37	1.44	1.59	1.54
Risk-based capital ratio	13.17	12.90	12.30	15.43	16.79
Dividend payout ratio	41.09%	40.01%	41.66%	42.06%	24.91%

Per Share Data (4)
Earnings per share – Basic	$2.03	$1.96	$1.74	$1.56	$2.25
Earnings per share – Diluted	2.01	1.94	1.71	1.52	2.19
Cash dividends paid	0.83	0.78	0.72	0.65	0.56
Book value at end of period	18.51	17.40	16.81	16.11	14.97
Tangible book value at end of period (5)	$12.05	$10.82	$10.00	$11.76	$11.85
Weighted-average shares outstanding:
Basic	10,606,570	10,444,854	10,529,332	10,433,708	8,329,109
Diluted	10,723,933	10,581,019	10,710,114	10,660,083	8,557,591
Common shares outstanding at end of period:	10,651,985	10,518,980	10,435,102	10,603,792	9,829,965

(1) Total assets less goodwill and other intangible assets.

(2) Total stockholders’ equity less goodwill and other intangible assets.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION.

Forward-Looking Statements

Certain statements in this Form 10-K which are not historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes”, “plans”, “will”, “would”, “should”, “could” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to:

(1)	competitive pressures among financial institutions or from non-financial institutions which may increase significantly;
(2)	changes in the interest rate environment which may adversely impact interest margins;
(3)	prepayment speeds, loan originations and sale volumes, charge-offs and loan loss provisions which may be less favorable than expected;
(4)	general economic conditions which may be less favorable than expected;
(5)	political developments, wars or other hostilities which may disrupt or increase volatility in securities markets or other economic conditions;
(6)	legislative or regulatory changes or actions may adversely affect the business of Peoples or its subsidiaries;
(7)	changes in the conditions and trends in the securities markets;
(8)	a delayed or incomplete resolution of regulatory issues that could arise;
(9)	the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity;
(10)	the costs and effects of regulatory and legal developments, including the outcome of regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations; and
(11)

other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the SEC, including those risk factors included in the disclosure under the heading “ITEM 1A. RISK FACTORS” of Part I of this Form 10-K.

All forward-looking statements speak only as of the execution date of this Form 10-K and are expressly qualified in their entirety by the cautionary statements. Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management’s knowledge of Peoples’ business and operations, it is possible that actual results may differ materially from these projections. Additionally, Peoples undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events except as may be required by applicable legal requirements. Copies of documents filed with the SEC are available free of charge at the SEC’s website at http://www.sec.gov and/or from Peoples Bancorp’s website.

Summary of Recent Transactions and Events

The following discussion and analysis of the Consolidated Financial Statements of Peoples Bancorp Inc. and Subsidiaries (“Peoples”) is presented to provide insight into management's assessment of the financial results. This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, as well as the ratios and statistics, contained elsewhere in this Form 10-K.

References will be found in this Form 10-K to the following transactions that have impacted or will impact Peoples’ results of operations:

•

On January 12, 2007, Peoples Bancorp announced the authorization to repurchase up to 425,000, or approximately 4%, of Peoples Bancorp’s outstanding common shares in 2007 from time to time in open market transactions (the “2007 Stock Repurchase Program”). Any repurchased common shares will be held as treasury shares and are anticipated to be used for future exercises of equity awards granted from Peoples’ equity plans, future issuances of common shares in connection with Peoples Bancorp’s deferred compensation plans, and other general corporate purposes. Through February 28, 2007, Peoples Bancorp had repurchased 150,000 common shares, at an average price of $28.90, under the 2007 Stock Repurchase Program. The 2007 Stock Repurchase Program expires on December 31, 2007.

21

•

In December 2006, Peoples sold approximately $11 million of tax-exempt municipal securities resulting in a gain of $249,000, with no individual sale generating a loss. The sale was part of tax planning strategies designed to help Peoples manage its effective tax rate and overall tax burden by adjusting the mix of taxable and tax-exempt income. The securities sold were selected because management expected the issuers to call the securities in the near future. The proceeds from the sale were used to reduce the amount of short-term borrowings.

•

In 2006, Peoples Bank sold its banking offices located in Chesterhill, Ohio, (the “Chesterhill Office”) and South Shore, Kentucky (the “South Shore Office”) as part of Peoples’ strategy to optimize its branch network by redirecting resources to markets that management believes has greater growth potential. The sale of the South Shore Office included $4.6 million in deposits and approximately $600,000 of loans, while the sale of the Chesterhill Office involved $3.7 million of deposits. The sales of these offices resulted in an aggregate pre-tax gain of $454,000. As further discussed in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, concurrent with the sale of the Chesterhill Office, Peoples Bank acquired a full-service banking office located in Carroll, Ohio and its $5.4 million in deposits. These transactions did not have a material impact on Peoples’ financial statements taken as a whole.

•

On January 17, 2006, Peoples Bancorp announced the authorization to repurchase up to 425,000, or approximately 4%, of Peoples Bancorp’s outstanding common shares in 2006 from time to time in open market transactions (the “2006 Stock Repurchase Program”). In 2006, Peoples Bancorp repurchased 37,800 common shares, at an average price of $28.35, under the 2006 Stock Repurchase Program. The repurchased common shares are held as treasury shares and are to be used for exercises of stock-based awards granted under Peoples Bancorp’s stock option and equity-based compensation plans and other general corporate purposes. The 2006 Stock Repurchase Program expired on December 31, 2006.

•

In December 2004, Peoples sold approximately $85 million of fixed-rate securities, consisting primarily of mortgage-backed securities purchased in a historically low interest rate environment, and reinvested the net proceeds in other investment securities, primarily variable rate mortgage-backed securities (the “2004 Investment Portfolio Repositioning”). The securities reinvested in had shorter estimated lives and were expected to outperform the securities sold in a rising rate environment and provide more desirable cash flow characteristics.

•

As further discussed in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, Peoples completed the acquisition of substantially all of the assets of the Putnam Agency, Inc. (“Putnam”) on April 30, 2004 and acquired Barengo Insurance Agency, Inc. (“Barengo”) on May 28, 2004, (collectively, the “Insurance Agency Acquisitions”).

The impact of these transactions, where significant, is discussed in the applicable sections of this Management’s Discussion and Analysis.

Critical Accounting Policies

The accounting and reporting policies of Peoples conform to accounting principles generally accepted in the United States (“US GAAP”) and to general practices within the financial services industry. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or assumptions. Estimates or judgments are necessary when assets or liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When such information is not available, management estimates valuation adjustments primarily through the use of discounted cash flow modeling techniques. Actual results could materially differ from those estimates.

Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples’ consolidated financial statements and management’s discussion and analysis.

Income Recognition

Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding, including yield adjustments resulting from the amortization of loan costs and premiums on investment securities and accretion of loan fees and discounts on investment securities. Since mortgage-backed securities comprise a sizable portion of Peoples’ investment portfolio, a significant increase in principal payments on those securities could negatively impact interest income due to the corresponding acceleration of premium amortization.

In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, Peoples discontinues the accrual of interest. In addition, previously accrued interest deemed uncollectible that was recognized in income in the current year is reversed, while amounts recognized in income in the prior year are charged against the allowance for loan losses. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. A nonaccrual loan is restored to accrual status after appropriate review by lending and/or loan review personnel indicates the collectibility of the total contractual principal and interest is no longer considered doubtful, among other criteria.

Allowance for Loan Losses

In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. Peoples maintains an allowance for loan losses to absorb probable losses based on a quarterly analysis of the loan portfolio and estimation of the losses that are probable of occurrence within the loan portfolio. This formal analysis determines an appropriate level and allocation of the allowance for loan losses among loan types and resulting provision for loan losses by considering factors affecting losses, including specific losses, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. Management continually monitors the loan portfolio through Peoples Bank’s Loan Review Department and Loan Loss Committee to evaluate the adequacy of the allowance. The provision could increase or decrease each quarter based upon the results of management’s formal analysis.

The amount of the allowance for loan losses for the various loan types represents management’s estimate of expected losses from existing loans based upon specific allocations for individual lending relationships and historical loss experience for each category of homogeneous loans. The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation requires management to make estimates of the amounts and timing of future cash flows on impaired loans, which consist primarily of nonaccrual and restructured loans. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, the loan cash flow characteristics, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. Consistent with the evaluation of allowances for homogenous loans, the allowance relating to the Overdraft Privilege program is based upon management’s monthly analysis of accounts in the program. This analysis considers factors that could affect losses on existing accounts, including historical loss experience and length of overdraft.

There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses of $14.5 million at December 31, 2006, is adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans.

Investment Securities

Investment securities represent the second largest component of Peoples’ assets, accounting for 29% of total assets at December 31, 2006. Presently, Peoples classifies its entire investment portfolio as available-for-sale and records changes in the estimated fair value of the portfolio in stockholders’ equity as a component of comprehensive income. As a result, both the investment and equity sections of Peoples’ balance sheet are more sensitive to changes in the overall market value of the investment portfolio, due to changes in market interest rates, investor confidence and other factors affecting market values, than if the investment portfolio was classified as held-to-maturity.

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be “other-than-temporary” results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management systematically evaluates Peoples’ investment securities on a quarterly basis to identify potential other-than-temporary losses. This analysis requires management to consider various factors that can involve judgment and estimation, including duration and magnitude of the decline in value, the financial condition of the issuer, and Peoples’ ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value.

At December 31, 2006, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

Goodwill and Other Intangible Assets

Over the past several years, Peoples has grown through mergers and acquisitions accounted for under the purchase method of accounting. Under the purchase method, Peoples is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. At December 31, 2006, Peoples had $6.7 million of identifiable intangible assets acquired in acquisitions, subject to amortization, and $61.4 million of goodwill, not subject to periodic amortization.

The determination of fair value and subsequent allocation of the cost of an acquired company generally involves management making estimates based on other third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. In addition, the valuation and amortization of intangible assets representing the present value of future net income to be earned from customers (commonly referred to as “customer relationship intangibles” or “core deposit intangibles”) requires significant judgment and the use of estimates by management. While management feels the assumptions and variables used to value recent acquisitions were reasonable, the use of different, but still reasonable, assumptions could produce materially different results.

Customer relationship intangibles are required to be amortized over their estimated useful lives. The method of amortization should reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. Since Peoples’ acquired customer relationships are subject to routine customer attrition, the relationships are more likely to produce greater benefits in the near-term than in the long-term, which typically supports the use of an accelerated method of amortization for the related intangible assets. Management is required to evaluate the useful life of customer relationship intangibles to determine if events or circumstances warrant a change in the estimated life. Should management determine in future periods the estimated life of any intangible asset is shorter than originally estimated, Peoples would adjust the amortization of that asset, which could increase future amortization expense.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Goodwill recorded by Peoples in connection with its acquisitions relates to the inherent value in the businesses acquired and this value is dependent upon Peoples’ ability to provide quality, cost effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

Peoples has reviewed its recorded goodwill and concluded that no indicators of impairment existed as of December 31, 2006. However, future events could cause management to conclude that impairment indicators exist and re-evaluate goodwill. If such re-evaluation indicated impairment, Peoples would recognize the loss, if any. Any resulting impairment loss could have a material, adverse impact on Peoples’ financial condition and results of operations.

Income Taxes

Income taxes are provided based on the liability method of accounting. The calculation of tax liabilities is complex and requires the use of estimates and judgment since it involves the application of complex tax laws that are subject to different interpretations by Peoples and the various tax authorities. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law.

From time-to-time and in the ordinary course of business, Peoples is involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions taken by Peoples in its tax returns. Management believes that it has taken appropriate positions on its tax returns, although the ultimate outcome of any tax review cannot be predicted with certainty. To the extent management determines additional taxes may be due, Peoples recognizes liabilities for such tax exposures when losses associated with the claims are judged to be probable and the loss can be reasonably estimated. On a quarterly basis, management assesses Peoples’ tax exposures based on the most recent information available and adjusts the related liability as deemed prudent and necessary. No assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical financial statements.

Financial Overview

In 2006, Peoples’ net income increased 5% to $21.6 million, from $20.5 million, while diluted earnings per share were $2.01 versus $1.94, a 4% increase. The combination of higher net interest income, non-interest income growth, and flat non-interest expense were the key drivers of Peoples’ year-over-year earnings improvement. Return on average equity was 11.33% and return on average assets was 1.15% in 2006 compared to 11.52% and 1.12%, respectively, a year ago.

Net interest income totaled $53.2 million in 2006, compared to $52.3 million in 2005. This 2% increase reflects Peoples’ strategy to adjust its balance sheet mix by using cash flows from the investment portfolio to fund generally higher yielding loan originations. However, net interest margin compressed three basis points to 3.29% in 2006 as a result of the flattening yield curve and competitive pricing for both loans and deposits.

The provision for loan losses of $3.6 million for 2006 increased from the $2.0 million provided for in 2005 primarily from losses associated with a single commercial loan relationship during the fourth quarter of 2006. Included in the $3.6 million provision for loan losses for 2006 was $712,000 of provision for the Overdraft Privilege program compared to $599,000 in 2005. The slight increase in the provision for losses related to the Overdraft Privilege program resulted from a higher volume of accounts and activity in those accounts generated by Peoples’ direct mail and free gift campaigns for new deposit openings.

For the year ended December 31, 2006, other income was $31.1 million compared to $29.2 million a year ago. The increase in total non-interest income was due mostly to a $1.0 million increase in insurance revenues, while additional higher deposit account service charges and electronic banking income of $414,000 and $290,000, respectively, also contributed to the overall growth in non-interest income. Higher deposit account service charges resulted from a higher volume of accounts and activity in those accounts generated by Peoples’ direct mail and free gift campaigns.

In 2006, total other expenses were unchanged from the $51.3 million incurred in 2005, as decreased salaries and benefit costs and lower intangible amortization offset increased professional fees, marketing expenses and bankcard costs.

At December 31, 2006, total assets were $1.88 billion, up $20.0 million from $1.86 billion at year-end 2005. This increase was the result of loan growth of $60.5 million in 2006, which was partially offset by a $40.6 million decrease in investment securities. Gross loans totaled $1.13 billion at December 31, 2006 versus $1.07 billion at December 31, 2005, while investment securities totaled $548.7 million and $589.3 million at year-end 2006 and 2005, respectively.

Total liabilities were $1.68 billion at December 31, 2006, compared to $1.67 billion at year-end 2005. In 2006, deposit balances grew $144.2 million to $1.23 billion a year-end, with additional brokered deposits and retail certificates of deposit accounting for $87.3 million and $49.7 million of the increase, respectively. Peoples’ direct mail and free gift campaigns resulted in higher non-interest-bearing balances, which were up $8.2 million since year-end 2005. The higher deposit balances permitted Peoples to reduce the amount of borrowed funds, which dropped $140.4 million to $425.1 million at December 31, 2006, from $565.5 million at December 31, 2005.

Stockholders’ equity totaled $197.2 million at December 31, 2006, versus $183.1 million at December 31, 2005, an increase of $14.1 million. This 8% increase was due mainly to Peoples’ retention of current year earnings, net of dividends declared.

RESULTS OF OPERATION

Interest Income and Expense

Peoples earns interest income on loans and investments and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples’ largest source of revenue. The amount of net interest income earned by Peoples is affected by various factors, including changes in both market interest rates due to the Federal Reserve Board’s monetary policy, the level and degree of pricing competition for both in market loans and deposits and the amount and composition of Peoples’ earning assets and interest-bearing liabilities.

In 2006, net interest income totaled $53.2 million, up 2% from a year ago. Interest income grew $13.0 million to $108.8 million, due to a $41.8 million increase in average earning assets and improved yields on those assets. Interest expense increased $12.1 million to $55.6 million, reflecting the 78 basis point increase in the average cost of interest-bearing liabilities.

Peoples monitors net interest income performance and manages its balance sheet mix through regular Asset-Liability Committee (“ALCO”) meetings. The asset/liability management process employed by the ALCO is intended to minimize the impact of future interest rate changes on Peoples’ earnings. However, the frequency and/or magnitude of changes in market interest rates are difficult to predict, and may have a greater impact on net interest income than adjustments by management. Further discussion of Peoples’ interest rate risk management can be found later in this discussion under the caption “Interest Rate Risk and Liquidity”.

As part of the analysis of net interest income, management converts tax-exempt income to the pre-tax equivalent of taxable income using an effective tax rate of 35%. Management believes the resulting fully-tax equivalent (“FTE”) net interest income allows for a more meaningful comparison of tax-exempt income and yields to their taxable equivalents. Net interest margin, calculated by dividing FTE net interest income by average interest-earning assets, serves as the primary measure used in evaluating the net revenue stream generated by the mix and pricing of Peoples’ earning assets and interest-bearing liabilities. The following table details the calculation of FTE net interest income and margin for the years ended December 31:

	2006	2005	2004
(Dollars in thousands)
Net interest income, as reported	$53,217	$52,306	$51,870
Taxable equivalent adjustments	1,670	1,648	1,630
Fully-tax equivalent net interest income	$54,887	$53,954	$53,500
Average earning assets	$1,670,372	$1,628,598	$1,579,692
Net interest margin	3.29%	3.32%	3.39%

The net interest margin of 3.29% in 2006 was relatively consistent with the 3.32% in 2005. Pressure on lending and deposit spreads continues to limit Peoples’ ability to benefit from the increase in interest rates. The continued flat yield curve, combined with Peoples’ liability sensitive gap position, continued to put pressure on the ability to grow net interest income. Continued demand for commercial mortgage loans in certain of Peoples’ markets, along with improved yields on those loans, more than offset the increase in Peoples’ deposit and funding costs during 2006.

The following table details Peoples’ average balance sheet and analysis of net interest income for the years ended December 31:

(Dollars in Thousands)		2006			2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Short-Term Investments:
Interest-bearing deposits in
other banks	$2,378	100	4.21%	2,260	57	2.56%	2,610	21	0.80%
Federal funds sold	1,595	80	5.02%	484	15	3.27%	9,204	114	1.24%
Total	3,973	180	4.53%	2,744	72	2.68%	11,814	135	1.14%
Investment Securities (1):
Taxable	505,586	$24,417	4.83%	533,983	$23,676	4.43%	576,502	24,237	4.20%
Nontaxable (2)	67,454	4,411	6.54%	66,772	4,367	6.54%	63,589	4,274	6.72%
Total	573,040	28,828	5.03%	600,755	28,043	4.67%	640,091	28,511	4.45%
Loans (3) (4):
Commercial	726,702	54,181	7.46%	641,651	42,489	6.62%	559,762	33,388	5.96%
Real estate (5)	311,772	21,467	6.89%	337,892	21,525	6.37%	313,234	20,303	6.48%
Consumer	70,101	5,808	8.29%	60,486	5,294	8.75%	69,765	6,323	9.06%
Gross loans	1,108,575	81,456	7.35%	1,040,029	69,308	6.66%	942,761	60,014	6.36%
Allowance for loan losses	(15,216)			(14,930)			(14,974)
Net loans	1,093,359	81,456	7.45%	1,025,099	69,308	6.76%	927,787	60,014	6.47%
Total earning assets	1,670,372	110,464	6.61%	1,628,598	97,423	5.98%	1,579,692	88,660	5.61%
Intangible assets	68,940			70,120			58,930
Other assets	129,718			129,967			121,913
Total assets	$1,869,030			$1,828,685			$1,760,535
Deposits:
Savings	$122,682	$806	0.66%	$144,700	$1,039	0.72%	$171,705	$1,140	0.66%
Interest-bearing demand	302,472	7,716	2.55%	297,652	5,426	1.82%	262,206	2,359	0.90%
Time	576,838	23,739	4.12%	494,590	16,085	3.25%	454,793	13,498	2.97%
Total	1,001,992	32,261	3.22%	936,942	22,550	2.41%	888,704	16,997	1.91%
Borrowed Funds:
Short-term	210,962	10,443	4.95%	128,313	4,224	3.29%	87,051	1,130	1.30%
Long-term	282,739	12,873	4.55%	410,544	16,695	4.07%	454,898	17,033	3.74%
Total	493,701	23,316	4.72%	538,857	20,919	3.85%	541,949	18,163	3.32%
Total interest-bearing
liabilities	1,495,693	55,577	3.72%	1,475,799	43,469	2.94%	1,430,653	35,160	2.45%
Non-interest-bearing
demand deposits	167,440			158,693			144,564
Other liabilities	15,604			16,253			12,919
Total liabilities	1,678,737			1,650,745			1,588,136
Total stockholders’ equity	190,293			177,940			172,399
Total liabilities and
stockholders’ equity	$1,869,030			$1,828,685			$1,760,535
Interest rate spread		$54,887	2.89%		$53,954	3.04%		$53,500	3.16%
Interest income/earning assets			6.61%			5.98%			5.93%
Interest expense/earning assets			3.32%			2.66%			2.41%
Net yield on earning assets (net interest margin)			3.29%			3.32%			3.39%

(1)	Average balances of investment securities are based on carrying value.
(2)

Computed on a fully-tax equivalent basis using a tax rate of 35%. Interest income was increased by $1,670; $1,648 and $1,630 for 2006; 2005 and 2004, respectively, for the impact of the tax equivalent adjustment.

(3)	Nonaccrual and impaired loans are included in the average balances listed. Related interest income on nonaccrual loans prior to the loan being put on nonaccrual is included in loan interest income.
(4)	Loan fees included in interest income for 2006; 2005 and 2004 were $473; $475 and $482, respectively.
(5)	Loans held for sale are included in the average balances listed. Related interest income on loans originated for sale prior to the loan being sold is included in real estate loan interest income.

The following table shows changes in tax-equivalent interest income, interest expense, and tax-equivalent net interest income arising from volume and rate changes for major categories of earning assets and interest-bearing liabilities.

(Dollars in Thousands)
	Change from 2005 to 2006 (1)			Change from 2004 to 2005 (1)
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Investment income: (2)
Taxable	$(1,301)	$2,042	$741	$(1,844)	$1,283	$(561)
Nontaxable	45	(1)	44	210	(117)	93
Total	(1,256)	2,041	785	(1,634)	1,166	(468)
Loan Income:
Commercial	5,996	5,696	11,692	5,191	3,910	9,101
Real estate	(1,730)	1,672	(58)	1,576	(354)	1,222
Consumer	808	(294)	514	(1,010)	(19)	(1,029)
Total	5,074	7,074	12,148	5,757	3,537	9,294
Short-term investments	41	67	108	(154)	91	(63)
Total interest income	3,859	9,182	13,041	3,969	4,794	8,763
Interest expense:
Savings deposits	(149)	(84)	(233)	(189)	88	(101)
Interest-bearing demand deposits	89	2,201	2,290	357	2,710	3,067
Time deposits	2,948	4,706	7,654	1,235	1,352	2,587
Short-term borrowings	3,490	2,729	6,219	730	2,364	3,094
Long-term borrowings	(5,646)	1,824	(3,822)	(1,737)	1,399	(338)
Total interest expense	732	11,376	12,108	396	7,913	8,309
Net interest income	$3,127	$(2,194)	$933	$3,573	$(3,119)	$454

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the dollar amounts of the change in each.

(2) Presented on a fully-tax equivalent basis.

From mid-2004 through mid-2006, the Federal Reserve’s Open Market Committee increased the target Fed funds rate by 425 basis points, causing short-term market interest rates to increase. During the same period, longer-term market interest rates have risen at a much slower pace, compressing the difference between short-term and longer-term interest rates. This flattening of the yield curve, coupled with intense competition for loans and deposits, have been factors in the compression of the net interest margins for many financial institutions during the last two years, and Peoples was no exception.

The $933,000 increase in FTE net interest income in 2006 resulted primarily from a $41.8 million increase in average earning assets during the year versus a $19.9 million increase in average interest-bearing liabilities. Average loans outstanding for the year increased by $68.5 million over 2005 while average investment securities were down $27.7 million as the cash flows from the investment portfolio were used to fund a portion of the loan growth. These changes in asset composition reflect management’s strategy to adjust the mix of assets.

For the year ended December 31, 2006, the FTE yield on earning assets of 6.61% was a 63 basis point improvement over 2005’s average asset yield of 5.98%. However, the average cost of Peoples’ interest-bearing liabilities increased by 78 basis points from 2.94% in 2005 to 3.72% in 2006. Additionally, the interest cost to fund earning assets increased 66 basis points to 3.32% in 2006, from 2.66% in 2005. The higher cost to fund earning assets resulted in a decline in Peoples’ interest rate spread from 3.04% in 2005 to 2.89% in 2006 and caused the net interest margin to fall to 3.29% in 2006 from 3.32% in 2005. These declines offset some of the benefit of the higher average earning asset yields during 2006.

Net loans comprise the largest portion of Peoples’ earning assets, averaging $1.09 billion in 2006, compared to $1.03 billion in 2005. The increased volume in 2006 came from higher average commercial loan balances of $85.1 million from originations of commercial real estate mortgages and a $9.6 million increase in average consumer loans. These increases were offset by a $26.1 million decline in real estate loans not secured by commercial property. The FTE yield on net loans was 7.45% in 2006, versus 6.76% a year ago. Loan yields have increased in 2006 due to new loans being originated at higher rates, coupled with the repricing of prime based loans as a result of the Federal Reserve’s action to increase interest rates during the year and the normal, scheduled repricing of Peoples’ adjustable rate mortgage loan portfolio. The continued competition for commercial loans and the early repayment of existing loans have tempered these improvements.

Investment securities averaged $573.0 million in 2006, down from $600.8 million last year, with FTE yields of 5.03% and 4.67%, respectively. Average investment balances declined throughout 2006 as the cash flows from the investment portfolio were used to fund a portion of the loan growth. The decline in investment balances reflects management’s strategy to adjust the mix of assets. The investment portfolio is also used to manage liquidity and for other corporate purposes.

Another key component of Peoples’ current interest rate risk strategy involves growing deposit balances in order to reduce the amount of, and reliance on, wholesale funding sources that generally carry higher market rates of interest and require assets to be pledged as collateral. During 2006, Peoples’ average interest-bearing deposits, which comprise the majority of Peoples’ interest-bearing liabilities, grew $65.1 million from a year ago, due primarily to an increase in brokered deposits and money market balances, while average non-interest-bearing balances grew $8.7 million over the same period. The higher volume of deposits was due primarily to the impact of additional brokered deposits. Peoples’ brokered deposits averaged $81.2 million in 2006 at an average cost of 4.74% compared to 2005’s average balance of $44.1 million at 3.37%. In 2006, Peoples’ average cost of interest-bearing deposits was 3.22%, up from 2.41% in 2005. Competition for deposits has both impacted Peoples’ ability to retain some deposits and increased the overall cost of interest-bearing deposits.

Borrowings serve as a funding complement to Peoples’ traditional deposits. The following details the average balance and rate of Peoples’ borrowed funds:

	2006		2005		2004
(Dollars in thousands)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Short-term borrowings:
FHLB advances	$178,235	5.09%	$107,184	3.36%	$70,246	1.35%
Retail repurchase agreements	31,481	4.15	21,129	2.67	16,805	0.95
Other short-term borrowings	1,246	5.62	–	–	–	–
Total short-term borrowings	$210,962	4.95%	$128,313	3.29%	$87,051	1.30%

Long-term borrowings:
FHLB advances	$127,981	4.33%	$200,820	4.11%	$178,475	4.21%
Wholesale repurchase agreements	114,768	3.54	166,058	3.12	231,137	2.89
Other long-term borrowings	39,990	8.23	43,666	7.19	45,286	6.18
Total long-term borrowings	$282,739	4.55%	$410,544	4.07%	$454,898	3.74%
Total borrowed funds	$493,701	4.72%	$538,857	3.85%	$541,949	3.32%

The higher level of short-term FHLB advances compared to prior years was partially attributable to Peoples replacing other longer-term borrowings with short-term advances. Additionally, Peoples’ increased use of brokered deposits to replace maturing wholesale borrowings, coupled with organic deposit growth and the success of Peoples’ direct mail and gift campaigns during last year, contributed to Peoples’ ability to further reduce its wholesale borrowings and tempered the increase in short-term borrowings. The average cost of Peoples’ borrowed funds has steadily increased since mid-2004 in response to the Federal Reserve’s action to increase rates. Management may make adjustments to the mix of borrowed funds in the future, as deemed desirable, to manage liquidity and position the balance sheet for potential changes in interest rates. Additional information regarding Peoples’ borrowed funds can be found later in this discussion under the caption “FINANCIAL CONDITION-Funding Sources” and Notes 7 and 8 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Even with the challenges of the current interest rate environment and intense competition for loans and deposits, Peoples experienced some improvement in asset yields in the latter half of 2006 due to repricing of variable rate loans and reinvestments of investment portfolio cash flows into higher yielding loans. However, management believes net interest margin compression could continue to occur throughout 2007 due to various factors, including the current slope of the yield curve, intense competition for loans and deposits and Peoples’ ability to grow core deposits for funding to replace certain maturing liabilities. Still, management is taking steps to adjust the mix of Peoples’ balance sheet with the goal of minimizing the impact of future interest rate changes on net interest income. At December 31, 2006, Peoples’ interest rate risk position and asset-liability simulations indicate that an immediate and sustained increase in both short-term and long-term interest rates would reduce net interest income, while an immediate and sustained decrease in both short-term and long-term interest rates would have the opposite effect and increase net interest income. This analysis and model simulations confirm Peoples’ liability sensitive gap position and show that Peoples’ risk to net interest income increases, as interest rates stay level or increase. Management does not believe such shifts are representative of actual changes that occur in the yield curve. Consequently, Peoples’ net interest margin and income remain difficult to predict and manage.

Provision for Loan Losses

Peoples’ provision for loan losses was $3.6 million in 2006, up from $2.0 million in the prior year. The higher provision was the based on management’s quarterly evaluation of the loan portfolio and estimation of losses incurred and is directionally consistent with Peoples’ loan quality and recent loss trends. A portion of the provision relates to the Overdraft Privilege program, which totaled $712,000 in 2006, compared to $599,000 in 2005.

When expressed as a percentage of average loans, the provision was 0.33% in 2006 compared to 0.19% in 2005. Management believes the provisions were appropriate for the overall quality, inherent risk and volume concentrations of Peoples’ loan portfolio. Future provisions will continue to be based on management’s quarterly procedural discipline described in the “Critical Accounting Policies” section of this discussion.

Gains on Securities Transactions

In 2006, Peoples recognized a net gain of $265,000 on investment securities transactions compared to $539,000 a year ago. The majority of the net gain in 2006 was generated by the sale of $11 million of tax-exempt securities in late December as part of an overall tax reduction strategy, while the net gain in 2005 was primarily attributable to the sale of two separate equity investments in unaffiliated companies due to the acquisition of the issuers by unrelated third-parties.

Non-Interest Income

Peoples generates non-interest income from six primary sources: deposit account service charges, fiduciary activities, investment and insurance commissions, electronic banking (“e-banking”), mortgage banking and business owned life insurance (“BOLI”). In recent years, Peoples has focused on reducing its reliance on net interest income by growing non-interest income, especially fee-based revenues not affected by interest rate changes. Non-interest income, which excludes gains and losses on securities transactions and asset disposals, grew 7% to $30.4 million in 2006 and accounted for 36.3% of total revenues, compared to 35.3% in 2005. Non-interest income growth was primarily the result of increased insurance commissions, with a 4% increase in deposit account service charges and 10% higher e-banking revenues also contributing factors.

Service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided, are Peoples’ largest source of non-interest income. For the year ended December 31, 2006, deposit account service charges totaled $10.2 million compared to $9.8 million in 2005. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs, as well as similar to fees charged in Peoples’ markets by competitors. The following table details Peoples’ deposit account service charges:

(Dollars in Thousands)	2006	2005	2004
Overdraft fees	$6,868	$6,595	$6,366
Non-sufficient funds fees	2,107	1,895	1,844
Other fees and charges	1,240	1,311	1,426
Total	$10,215	$9,801	$9,636

In 2006, insurance and investment commissions were up 11% from a year ago, due mostly to higher performance based commission income received in the first quarter of 2006 and stronger property and casualty commissions. Management believes the amount of performance based commissions could be lower in 2007, although the amount to be realized is difficult to predict. Brokerage income experienced growth in 2006 from the addition of experienced financial advisors during the year, which should produce additional benefits in 2007 due to a full-year’s impact of the new financial advisors. The following table details Peoples’ insurance and investment commissions:

(Dollars in Thousands)	2006	2005	2004
Property and casualty insurance	$7,765	$7,397	$4,929
Contingent performance based commissions	1,041	511	–
Brokerage	680	439	402
Life and health insurance	568	547	404
Credit life and A&H insurance	164	142	140
Fixed annuities	70	207	277
Total	$10,288	$9,243	$6,152

Peoples’ e-banking services include ATM and debit cards, direct deposit services and Internet banking, and serve as alternative delivery channels to traditional sales offices for providing services to clients. In 2006, e-banking revenues remained strong, increasing 10% from the combination of an increase in the number of deposit relationships with debit cards and higher volumes of debit card activity. At December 31, 2006, Peoples had 35,896 deposit relationships with debit cards, or 52% of all eligible deposit accounts, compared to 32,030 relationships and a 49% penetration rate a year ago. Peoples’ customers used their debit cards to complete $194 million of transactions in 2006, up 20% from $162 million in 2005.

Peoples’ mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed-rate real estate loans to the secondary market, which are largely dependent on customer demand. In 2006, mortgage-banking income was unchanged from a year ago, due mostly to a net loss of $187,000 in 2005 from the sale of $11.6 million of fixed-rate loans acquired in a banking office purchase in late 2004.

Income generated by Peoples’ BOLI investment enhances operating efficiency by offsetting rising employee benefit costs. In 2006, BOLI produced modestly lower income due to the impact of the interest rate environment on the associated investment funds. Management monitors the performance of Peoples’ BOLI closely and may make adjustments to improve the income streams and overall performance. Still, management believes BOLI provides a better long-term vehicle for funding future benefit costs, and offsetting the related expense, than alternative investment opportunities with similar risk characteristics.

Non-Interest Expense

In 2006, total non-interest expense was $51.3 million, unchanged from a year ago. Reduced salaries and benefit costs and intangible amortization expense offset higher professional fees, marketing and bankcard costs.

Salaries and benefits remain Peoples’ largest non-interest expense, totaling $26.2 million in 2006 versus $26.6 million in 2005. The reduction in salaries and benefits was primarily attributable to lower pension costs and incentive plan expenses, which offset higher base salaries from normal, annual merit increases and the corresponding increase in related payroll costs. The following table details Peoples’ salaries and benefit costs:

(Dollars in Thousands)	2006	2005	2004
Salaries and other compensation	$19,952	$20,378	$19,046
Employee benefits	3,761	3,813	3,511
Payroll taxes and other
employment-related costs	2,465	2,400	2,017
Total salaries and benefit costs	$26,178	$26,591	$24,574

A portion of the salaries incurred by Peoples are considered direct loan origination costs, which are deferred and subsequently amortized over the life of the underlying loans as a yield adjustment. In 2006, higher loan production resulted in larger deferrals of salaries expense associated with direct loan originations and offset the impact of higher base salaries. Peoples’ employee benefit costs have benefited from lower pension costs in 2006 that largely offset higher medical costs. In 2005, Peoples incurred pension settlement charges of $679,000 since lump sum payments to participants from Peoples’ defined benefit pension plan during 2005 exceeded the allowable threshold of annual service cost plus interest. No such charges were incurred for 2006.

Further tempering the improvement in benefit costs was Peoples’ adoption of new stock-based compensation accounting rules. Under the new rules adopted January 1, 2006, Peoples is required to record compensation expense for stock options and other share-based awards made beginning in 2006. In prior years, Peoples had not recognized any stock-based employee compensation expense related to the granting of stock options. As a result of the new accounting rules, Peoples recorded compensation expense of $280,000 in 2006. Management expects Peoples’ stock-based compensation expense to increase slightly in 2007 as a result of equity awards granted in February 2007. Additional information regarding the new stock-based compensation accounting rules and the impact on Peoples’ results of operations can be found in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Information regarding Peoples’ stock-based compensation plans and awards can be found in Note 16 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

For the year ended December 31, 2006, net occupancy and equipment expense totaled $5.3 million, essentially the same level as a year ago. The combination of lower depreciation expense of $136,000 attributable to existing assets becoming fully depreciated, coupled with fewer shorter-lived assets, such as computers and other office equipment, being placed in service and a decline of $122,000 in rent expense for Peoples’ banking facilities under lease offset higher utility, real estate and maintenance costs of $141,000.

When compared to 2005, Peoples’ intangible asset amortization expense declined by $408,000 or 15% in 2006, due to a normal decline in the amortization of the customer relationship intangibles. Since Peoples uses an accelerated method of amortization for its customer-related intangibles, amortization expense will be lower in subsequent years based on the intangible assets included on Peoples’ consolidated balance sheet at December 31, 2006.

Professional fees and other third-party services, which include accounting, legal and other professional expenses, were up 8% in 2006, totaling $2.5 million versus $2.3 million in 2005. Ongoing regulatory compliance costs and a greater utilization of external legal and consulting services for the review and administration of various employee benefit plans were the primary factors driving the increased professional fees.

Marketing and public relations expense, which includes the cost of advertising, public relations and charitable contributions, increased 7% to $1.7 million in 2006 compared to $1.6 million reported in 2005. This increase was primarily the result of costs associated with Peoples’ direct mail and gift campaigns.

In 2006, Peoples’ $1.3 million of bankcard costs, which consist primarily of debit card and ATM processing fees, increased 8% from the $1.2 million in the prior year due to increased customer activity. Management believes bankcard costs in 2007 will be comparable to 2006’s annual cost, based on current customer activity levels.

Peoples is subject to franchise taxes, which are based largely on Peoples Bank’s equity at year-end, in the states where it has a physical presence. In 2006, state franchise taxes totaled $1.8 million, virtually identical to the amount incurred in 2005. Over the last several years, Peoples Bank has declared and paid a substantial portion of its net income as dividends to Peoples Bancorp, which has helped control the overall growth of franchise tax expense. Peoples’ management and Board of Directors regularly evaluates the capital position of Peoples’ direct and indirect subsidiaries from both a cost and leverage perspective. Ultimately, management seeks to optimize Peoples’ consolidated capital position through allocation of capital, which is intended to enhance profitability and shareholder value.

Income Tax Expense

In 2006, Peoples’ effective income tax rate was 26.7%, down from 27.1% a year ago. A reconciliation of the effective tax rate to the statutory tax rate can be found in Note 11 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Peoples has made tax-advantaged investments in order to manage its effective tax rate and overall tax burden. At December 31, 2006, the amount of tax-advantaged investments totaled $140.4 million compared to $155.9 million at December 31, 2005. The lower investment was due mainly to the sale of $11 million of tax-exempt securities in late 2006. Depending on economic and regulatory conditions, Peoples may make additional investments in various tax credit pools and other tax-advantaged assets.

FINANCIAL CONDITION

Cash and Cash Equivalents

Peoples considers cash and cash equivalents to consist of Federal Funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid. The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples’ liquidity needs. At December 31, 2006, cash and cash equivalents totaled $39.8 million, virtually unchanged from year-end 2005. Cash and balances due from banks comprised the largest portion of Peoples’ cash and cash equivalents, totaling $35.4 million and $35.6 million at December 31, 2006 and 2005, respectively.

Management believes the current balance of cash and cash equivalents, along with the availability of other funding sources, will allow Peoples to meet cash obligations, special needs and off-balance sheet commitments. Further information regarding Peoples’ liquidity can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities

At December 31, 2006, Peoples’ investment securities had a fair market value of $548.7 million, down $40.6 million or 6.9% from a market value of $589.3 million at year-end 2005. The reduction in the investment portfolio was the result of $82.0 million of proceeds from calls, maturities and prepayments exceeding purchases totaling $52.2 million, reflecting Peoples’ strategy to reduce the investment portfolio as a percent of earning assets. The sale of approximately $11 million of tax-exempt securities in late 2006 as part of an overall tax reduction strategy also contributed to the decline in investment portfolio balances during year. At December 31, 2006, Peoples’ net unrealized loss on investment securities was $1.5 million compared to $1.7 million at December 31, 2005. Management does not believe any individual unrealized loss at December 31, 2006, represents an other-than-temporary impairment since Peoples has the ability and intent to hold those securities for a period of time sufficient to recover the amortized cost. The following table details Peoples’ investment portfolio, at estimated fair value at December 31:

(Dollars in Thousands)	2006	2005	2004
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$282	$526	$836
Obligations of U.S. government-sponsored enterprises	130,600	109,847	61,934
Obligations of states and political subdivisions	53,938	69,482	62,234
Mortgage-backed securities	304,413	353,084	418,094
Other securities	59,500	56,374	59,266
Total available-for-sale securities	$548,733	$589,313	$602,364

Overall, the composition of Peoples’ investment portfolio at December 31, 2006, was comparable to recent periods. Peoples’ investment in mortgage-backed securities continues to decline due to management using the majority of the principal runoff to fund loan growth and for other corporate liquidity purposes. Additional information regarding the composition of the investment portfolio can be found in Note 3 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Management regularly evaluates the performance and liquidity of the investment portfolio. In 2007, management may continue to utilize a portion of the cash flows from the investment portfolio to fund loan growth or reduce borrowed funds. While Peoples’ investment portfolio is used to prudently leverage excess capital, it serves, first and foremost, as a means of maintaining liquidity to satisfy cash flow requirements and managing interest rate risk by adjusting the timing of cash flows and repricing of Peoples’ earning assets to mitigate similar changes to Peoples’ interest-bearing liabilities.

Loans

Peoples Bank originates various types of loans, including commercial, financial and agricultural loans (“commercial loans”), real estate loans and consumer loans, focusing primarily on lending opportunities in southeastern and central Ohio, northwestern

West Virginia, and northeastern Kentucky markets. At December 31, 2006, gross loans totaled $1.13 billion, up $60.5 million compared to year-end 2005, due to strong loan demand in key markets. The following table details total outstanding loans at December 31:

(Dollars in Thousands)	2006	2005	2004	2003	2002
Year-end loan balances:
Commercial, financial and agricultural	$661,781	$641,254	$576,743	$512,069	$392,528
Real estate, mortgage	297,663	316,081	349,965	301,726	330,840
Real estate, construction	99,311	50,745	35,423	21,056	16,231
Consumer	73,639	63,796	60,927	79,926	103,635
Credit card	–	–	–	221	6,549
Total	$1,132,394	$1,071,876	$1,023,058	$914,998	$849,783
Percent of loans to total loans at December 31:
Commercial, financial and agricultural	58.4%	59.8%	56.3%	56.0%	46.1%
Real estate, mortgage	26.3	29.5	34.2	33.0	39.0
Real estate, construction	8.8	4.7	3.5	2.3	1.9
Consumer	6.5	6.0	6.0	8.7	12.2
Credit card	–	–	–	–	0.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%
Average total loans	1,108,575	1,040,029	942,761	894,419	824,731
Average allowance for loan losses	(15,216)	(14,930)	(14,974)	(14,093)	(12,779)
Average loans, net of allowance	$1,093,359	$1,025,099	$927,787	$880,326	$811,952

Commercial loans, including loans secured by commercial real estate, represent the largest portion of Peoples’ total loan portfolio. Much of the commercial loan growth in 2006 resulted from continued demand for commercial mortgage loans in certain markets, although significant payoffs in the second half of 2006 tempered the annual growth. The majority of Peoples’ commercial loans are secured by commercial real estate, with balances of $469.9 million, or 41.5% of total loans, at December 31, 2006, versus $504.9 million, or 47.1% of total loans, at December 31, 2005. While management believes lending opportunities exist in Peoples’ markets, future commercial lending activities will be dependent on economic and related conditions, such as general demand for loans in Peoples’ primary markets, interest rates offered by Peoples and normal underwriting considerations. In addition to in-market opportunities, Peoples will continue to lend selectively to creditworthy customers outside its primary markets.

Peoples also experienced significant growth in its real estate construction loan portfolio during 2006. Real estate construction loans grew from $50.7 million at December 31, 2005 to $99.3 million at year-end 2006. This $48.6 million growth nearly doubled the previous year-end balance. Construction loans provide temporary financing during the construction phase of a property and are generally replaced with permanent mortgage financing at the conclusion of the construction term. Construction loans generally are for periods of 18 months or less.

The composition of Peoples’ construction loan portfolio at December 31, 2006, reflects the same level of commercial loan growth during the year as was achieved in the overall portfolio with construction loans of $77.7 million accounting for 78% of the outstanding balance. The remaining construction balances were for residential and other multifamily construction projects.

The following table details the maturity of Peoples’ commercial and construction loans at December 31, 2006:

		Due in
(Dollars in Thousands)	Due in	One Year	Due
	One Year	Through	After
Loan Type	Or Less	Five Years	Five Years	Total
Commercial loans:
Fixed	$34,173	$94,723	$40,974	$169,870
Variable	115,942	61,163	314,806	491,911
Total commercial loans	$150,115	$155,886	$355,780	$661,781

Construction loans:
Fixed	$3,397	$507	$228	$4,132
Variable	9,853	43,307	42,019	95,179
Total construction loans	$13,250	$43,814	$42,247	$99,311

While commercial loans comprise the largest portion of Peoples’ loan portfolio, generating residential real estate loans remains a major focus of Peoples’ lending efforts, whether the loans are ultimately sold into the secondary market or retained on Peoples’ balance sheet. At December 31, 2006, real estate loans, which exclude permanent loans secured by commercial real estate, decreased by $18.4 million, or 6%, in 2006, to $297.7 million at December 31, 2006. Included in real estate loans are home equity credit line balances of $44.9 million at December 31, 2006, versus $46.6 million at December 31, 2005. Peoples believes that the slight decrease in outstanding home equity loans from the end of 2005 to December 31, 2006 was due to seasonality and customer usage of home equity loans.

Growth of real estate loan balances in recent periods has been impacted by customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with servicing rights retained. In 2006, Peoples originated 404 long-term, fixed-rate mortgage loans for sale, with total loan amounts of $36.3 million, versus 501 loans, with total loan amounts of $42.2 million, in 2005. At December 31, 2006, Peoples was servicing $162.5 million of real estate loans previously sold to the secondary market compared to $144.3 million at year-end 2005. In addition, Peoples had $1.0 million of fixed-rate real estate loans held for sale to the secondary market at December 31, 2006. During the fourth quarter of 2006, Peoples also began selling certain long-term, fixed-rate mortgages to the secondary market with servicing rights released.

In 2006, consumer loan balances grew $9.8 million, or 15%, to $73.6 million at December 31, 2006. Included in Peoples’ consumer loan balances were $1.1 million of deposit account overdrafts at both year-end 2006 and 2005. Peoples’ indirect lending area contributed a significant portion of Peoples’ consumer loans and a key driver of the 2006 growth, with balances of $37.1 million and $28.2 million at December 31, 2006 and 2005, respectively. Peoples’ ability to maintain, or even grow, consumer loans in future quarters continues to be impacted by strong competition for various types of consumer loans, especially automobile loans, as well as availability of alternative credit products, such as home equity credit lines. Additionally, Peoples’ commitment to originate quality loans based on sound underwriting practices and appropriate loan pricing discipline remains the paramount objective and could limit any future growth.

Loan Concentration

Peoples' loans consist of credits to borrowers spread over a broad range of industrial classifications, with no loans to foreign entities. Peoples’ largest concentration of commercial real estate loans consist of credits to assisted living facilities and nursing homes, which totaled $54.0 million or 11.5% of total outstanding commercial real estate loans and $57.3 million or 11.4% of total outstanding commercial real estate loans at December 31, 2006 and 2005, respectively. Loans to lodging and lodging related companies also represent a significant portion of Peoples’ commercial real estate loans, totaling $52.7 million or 11.2% of total outstanding commercial real estate loans and $56.2 million or 11.1% of total outstanding commercial real estate loans at December 31, 2006 and 2005, respectively. These credits were subjected to Peoples’ normal commercial underwriting standards and did not present more than the normal amount of risk assumed in other lending areas.

These lending opportunities typically have arisen due to the growth of these industries in markets served by Peoples or in contiguous areas, and also from sales associates’ efforts to develop these lending relationships. Management believes Peoples’ loans to assisted living facilities and nursing homes, as well as loans to lodging and lodging-related companies, do not pose abnormal risk when compared to risk assumed in other types of lending since these credits have been subjected to Peoples’ normal underwriting standards, which includes an evaluation of the financial strength, market expertise and experience of the borrowers and principals in these business relationships. In addition, a sizeable portion of the loans to lodging and lodging-related companies is spread over various geographic areas and is guaranteed by principals with substantial net worth.

Allowance for Loan Losses

Peoples’ allowance for loan losses totaled $14.5 million at December 31, 2006, down slightly from $14.7 million at year-end 2005. When expressed as a percentage of total period-end loans outstanding, the allowance was 1.28% at year-end 2006, down from 1.37% at December 31, 2005, a result of loan growth in addition to net charge-offs of $3.8 million exceeding the 2006 provision for loan losses of $3.6 million. The following table details the changes in the allowance for loan losses for the years ended December 31:

(Dollars in Thousands)	2006	2005	2004	2003	2002
Allowance for loan losses:
Allowance for loan losses, January 1	$14,720	$14,760	$14,575	$13,086	$12,357
Allowance for loan losses acquired	–	–	–	573	304
Loans charged off:
Commercial, financial and agricultural	3,485	1,745	961	1,036	1,935
Real estate	361	827	677	449	268
Consumer	631	656	886	1,113	1,054
Overdrafts	1,007	965	1,130	967	880
Credit card	–	–	133	221	191
Total	5,484	4,193	3,787	3,786	4,328
Recoveries:
Commercial, financial and agricultural	578	1,155	487	352	41
Real estate	377	223	186	66	58
Consumer	389	394	431	399	387
Overdrafts	303	327	308	263	175
Credit card	4	26	14	21	25
Total	1,651	2,125	1,426	1,101	686
Net charge-offs (recoveries):
Commercial, financial and agricultural	2,907	590	474	684	1,894
Real estate	(16)	604	491	383	210
Consumer	242	262	455	714	667
Overdrafts	704	638	822	704	705
Credit card	(4)	(26)	119	200	166
Total	3,833	2,068	2,361	2,685	3,642
Provision for loan losses, December 31	3,622	2,028	2,546	3,601	4,067
Allowance for loan losses, December 31	$14,509	$14,720	$14,760	$14,575	$13,086
Ratio of net charge-offs to average loans:
Commercial, financial and agricultural	0.27%	0.06%	0.05%	0.08%	0.23%
Real estate	–	0.06	0.05	0.04	0.03
Consumer	0.02	0.03	0.05	0.08	0.08
Overdrafts	0.06	0.06	0.09	0.08	0.09
Credit card	–	–	0.01	0.02	0.02
Total	0.35%	0.21%	0.25%	0.30%	0.45%

In 2006, net charge-offs totaling $3.8 million were 85% higher than the 2005 net charge-offs of $2.1 million. Net charge-offs relating to commercial loans, primarily secured by real estate, comprised the largest portion of Peoples’ net charge-offs, totaling $2.9 million in 2006 versus $590,000 in 2005. During the fourth quarter of 2006, Peoples charged-off $2.9 million of impaired loans related to a single commercial relationship, pushing Peoples’ net charge-off to $3.5 million in that quarter.

The $704,000 of net charge-offs related to Peoples’ Overdraft Privilege program also comprised a significant portion of the 2006 net charge-offs.

The allowance is allocated among the loan categories based upon the consistent, quarterly procedural discipline described in the “Critical Accounting Policies” section of this discussion. However, the entire allowance for loan losses is available to absorb future loan losses in any loan category. The following schedule details the allocation of the allowance for loan losses at December 31:

(Dollars in Thousands)	2006	2005	2004	2003	2002
Commercial, financial and agricultural	$12,661	$11,883	$11,751	$11,232	$8,846
Real estate	957	1,400	1,175	1,234	1,617
Consumer	596	1,149	1,394	1,594	2,075
Overdrafts	295	288	327	283	206
Credit card	–	–	113	232	342
Total	$14,509	$14,720	$14,760	$14,575	$13,086

The allowance allocated to commercial loans has increased in recent periods, reflecting the higher credit risk associated with this type of lending and continued growth in this portfolio as well as the identification of changes in specific commercial loans with credit quality. The allowance allocated to the real estate and consumer loan portfolios is based upon Peoples’ allowance methodology for homogeneous pools of loans, which includes a consideration of changes in total balances in those portfolios. In prior periods, Peoples had maintained an allowance for credit cards that reflected an estimate of the loss from the retained recourse on the business cards included in the credit card portfolio sale. This recourse arrangement expired during the second quarter of 2005, eliminating the need for an allocation for credit cards.

Asset quality remains a key focus, as management continues to stress quality versus loan growth only. At December 31, 2006, nonperforming assets totaled $10.0 million, or 0.53% of total assets, versus $6.8 million, or 0.37% of total assets, at year-end 2005. The following table details Peoples’ nonperforming assets:

(Dollars in Thousands)	2006	2005	2004	2003	2002
Loans 90+ days past due	$1	$251	$285	$188	$407
Renegotiated loans	1,218	–	1,128	–	2,439
Nonaccrual loans	8,785	6,284	5,130	6,556	4,617
Total nonperforming loans	10,004	6,535	6,543	6,744	7,463
Other real estate owned	–	308	1,163	392	148
Total nonperforming assets	$10,004	$6,843	$7,706	$7,136	$7,611
Nonperforming loans as a percent of total loans	0.88%	0.61%	0.64%	0.73%	0.88%
Nonperforming assets as a percent of total assets	0.53%	0.37%	0.43%	0.41%	0.55%
Allowance for loan losses as a percent of total loans	1.28%	1.37%	1.44%	1.59%	1.54%
Allowance for loan losses as a percent of nonperforming loans	145.0%	225.2%	225.6%	216.1%	175.3%

At December 31, 2006, the amount of nonperforming loans was up $3.5 million from the prior year-end, due to Peoples placing $3.3 million of loans in the previously discussed impaired commercial relationship on nonaccrual status and the renegotiation of two commercial loans in the second half of 2006. Interest income on nonaccrual and renegotiated loans that would have been recorded under the original terms of the loans was $567,000, $393,000 and $338,000 for 2006, 2005 and 2004, respectively, of which $34,000, $97,000 and $68,000, respectively, was actually recorded consistent with the income recognition policy described in the “Critical Accounting Policies” section of this discussion.

A loan is considered impaired when, based on current information and events, it is probable that Peoples will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. The measurement of potential impaired loan losses is generally based on the present value of expected future cash flows discounted at the loan’s contractual effective interest rate, or the fair value of the collateral if the loan is collateral dependent. If foreclosure is probable, impairment loss is measured based on the fair value of the collateral.

At December 31, 2006, impaired loans totaled $19.4 million including $4.9 million of impaired loans for which the related allowance for loan losses was $1.5 million. Impaired loans totaled $11.8 million at December 31, 2005, including $4.8 million of impaired loans for which the related allowance for loan losses was $1.9 million. The remaining impaired loan balances do not have a related allocation of the allowance for loan losses because the loans have previously been written-down, are well secured or possess characteristics indicative of the ability to repay the loan. In 2006, Peoples’ average recorded investment in impaired loans was approximately $18.4 million and interest income of $883,000 was recognized on impaired loans during the period, representing 0.8% of Peoples’ total interest income. This compares to average impaired loans of approximately $10.8 million and interest income of $668,000, or 0.7% of Peoples’ total interest income, in 2005. The higher level of impaired loans in 2006 was largely attributable to two unrelated commercial relationships becoming impaired during the year.

Funding Sources

Peoples considers a number of sources when evaluating funding needs, including but not limited to deposits, short-term borrowings and long-term borrowings. Deposits, both interest-bearing and non-interest-bearing, continue to be the most significant source of funds for Peoples, totaling $1.23 billion at December 31, 2006, versus $1.09 billion at year-end 2005. The following details Peoples’ deposit balances at December 31:

(Dollars in thousands)	2006	2005	2004
Retail certificates of deposit	$514,885	$465,148	$456,850
Interest-bearing transaction accounts	170,022	178,030	165,144
Savings accounts	114,186	131,221	157,145
Money market deposit accounts	134,387	110,372	107,394
Brokered certificates of deposit	129,128	41,786	29,909
Total interest-bearing deposits	$1,062,608	$926,557	$916,442
Non-interest-bearing deposits	170,921	162,729	152,979
Total deposit balances	$1,233,529	$1,089,286	$1,069,421

The maturities of certificates of deposit with total balances of $100,000 or more at December 31 were as follows:

(Dollars in Thousands)	2006	2005	2004	2003	2002
3 months or less	$26,601	$25,884	$17,772	$10,316	$11,559
Over 3 to 6 months	47,738	25,628	17,923	18,964	23,793
Over 6 to 12 months	59,084	34,207	14,163	40,701	9,277
Over 12 months	89,049	82,174	76,267	49,765	50,181
Total	$219,472	$167,893	$126,125	$119,746	$94,810

Non-interest-bearing deposits serve as a core funding source. At December 31, 2006, non-interest-bearing deposit balances totaled $170.9 million, up $8.2 million compared to the prior year-end. The majority of this increase is attributable to Peoples’ efforts to grow non-interest-bearing deposits and reduce its reliance on higher cost funding through Peoples’ implementation in late 2005 of a direct mail and free gift marketing strategy designed to attract new customers and increase non-interest-bearing deposits.

Since customer activity can result in significant temporary changes in deposit balances at end of periods, management believes a comparison of average balances to be a more meaningful reflection of the trend in non-interest-bearing deposits. During 2006, non-interest-bearing deposits averaged $167.4 million versus $158.7 million in 2005, reflecting Peoples’ efforts to increase non-interest-bearing deposits. Peoples’ strategies include continued emphasis on core deposit growth in products such as non-interest-bearing checking accounts.

Interest-bearing deposits totaled $1.06 billion at December 31, 2006, compared to $926.6 million at December 31, 2005, with additional brokered deposits of $87.3 million accounting for over half of the increase. Intense competition for deposits, particularly certificates of deposit and other higher-cost deposit funds during this period of rising interest rates, has challenged Peoples’ ability to grow interest-bearing deposit balances at reasonable rates.

Peoples also accesses other funding sources, including short-term and long-term borrowings, to fund asset growth and satisfy liquidity needs. Advances from the FHLB comprise a sizeable portion of Peoples’ borrowed funds. Typically, short-term

FHLB advances, consisting of overnight advances, are used to manage Peoples’ daily liquidity needs since they may be repaid, in whole or part, at anytime without a penalty. Peoples also utilizes a combination of long-term FHLB advances to help manage its interest rate sensitivity and liquidity. In most cases, the early repayment of long-term FHLB advances requires Peoples to incur a prepayment penalty. In addition to FHLB advances, Peoples accesses national market repurchase agreements to diversify its funding sources. The repurchase agreements may not be repaid prior to maturity and must remain sufficiently collateralized during the entire term. As a result, a decline in the market value of the investment securities associated with these agreements would require Peoples to allocate additional investment securities to these repurchase agreements. Further information regarding Peoples’ management of interest rate sensitivity can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

At December 31, 2006, borrowed funds totaled $425.1 million, down $140.4 million from $565.5 million at year-end 2005. FHLB advances represented the largest component of borrowed funds, totaling $229.0 million and $328.8 million at year-end 2006 and 2005, respectively. In 2006, the amount of retail and wholesale repurchase agreements decreased $20.5 million from the $187.2 million at the end of 2005 to $166.7 million as of December 31, 2006, as Peoples repaid maturing advances using short-term FHLB advances rather than extending the agreements at current market rates or, alternatively, utilized brokered deposits to reduce wholesale borrowings overall. Additional information regarding Peoples’ borrowed funds can be found in Notes 7 and 8 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Capital/Stockholders' Equity

At December 31, 2006, stockholders’ equity was $197.2 million, versus $183.1 million at December 31, 2005, an increase of $14.1 million or 7.7%. Peoples’ net earnings of $21.6 million for the year, less dividends declared of $8.9 million, accounted for the majority of the increase.

For the year ended December 31, 2006, Peoples declared dividends of $8.9 million, representing a dividend payout ratio of 41.1% of earnings, compared to $8.2 million, and a payout ratio of 40.0%, a year ago. While management anticipates Peoples continuing its 41-year history of consistent dividend growth in future periods, Peoples Bancorp’s ability to pay dividends on its common shares is largely dependent upon dividends from Peoples Bank. In addition, other restrictions and limitations may prohibit Peoples from paying dividends even when sufficient cash is available. Further discussion regarding restrictions on Peoples’ ability to pay future dividends can be found in Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, as well as the “Limits on Dividends and Other Payments” section under Item 1 of this Form 10-K.

Included in Peoples’ equity is accumulated comprehensive income, net of deferred taxes, which consists of the $979,000 adjustment for the net unrealized holding gains or losses on available-for-sale securities and $2.0 million of unamortized losses and prior service costs related to Peoples’ defined benefit pension plan. At December 31, 2006, accumulated comprehensive loss totaled $3.0 million versus an accumulated comprehensive loss of $1.1 million at December 31, 2005, a change of $1.9 million related primarily to the recording of the funded status of Peoples’ defined benefit pension plan, net of deferred income taxes, upon the adoption of SFAS No. 158. Since all the investment securities in Peoples' portfolio are classified as available-for-sale, both the investment and equity sections of Peoples’ consolidated balance sheet are more sensitive to the changing market values of investments than if the investment portfolio was classified as held-to-maturity.

At December 31, 2006, Peoples had treasury stock totaling $5.9 million compared to $8.8 million at year-end 2005. During 2006, Peoples repurchased 37,800 common shares (or 9% of the total authorized), at an average price of $28.35 per share, under the 2006 Stock Repurchase Program, and 4,794 common shares, at an average price of $29.79, in conjunction with the deferred compensation plan for directors of Peoples and subsidiaries. During the same period, Peoples reissued 156,012 treasury shares in connection with the Insurance Agency Acquisitions and employee and director stock option exercises. Peoples may repurchase additional common shares in 2007 as authorized under the 2007 Stock Repurchase Program and deemed appropriate by management.

Management uses the tangible capital ratio as one measure of the adequacy of Peoples’ equity. The ratio, defined as tangible equity as a percentage of tangible assets, excludes the balance sheet impact of intangible assets acquired through acquisitions. At December 31, 2006, Peoples’ tangible capital ratio was 7.10% compared to 6.37% at December 31, 2005. The higher ratio compared to the prior year-end is the result of a 13% increase in tangible equity that exceeded the 1% increase in tangible assets.

In addition to monitoring performance through traditional capital measurements (i.e., dividend payout ratios and ROE), Peoples has also complied with the capital adequacy standards mandated by the banking regulators. Peoples and Peoples Bank were categorized as well-capitalized institutions at December 31, 2006, based on the most recent regulatory notification. Further information regarding Peoples and Peoples Bank’s risk-based capital ratios can be found in Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Interest Rate Sensitivity and Liquidity

While Peoples is exposed to various business risks, the risks relating to interest rate sensitivity and liquidity are typically the most complex and dynamic risks that can materially impact future results of operations and financial condition. The objective of Peoples’ asset/liability management (“ALM”) function is to measure and manage these risks in order to optimize net interest income within the constraints of prudent capital adequacy, liquidity and safety. This objective requires Peoples to focus on interest rate risk exposure and adequate liquidity through its management of the mix of assets and liabilities, their related cash flows and the rates earned and paid on those assets and liabilities. Ultimately, the ALM function is intended to guide management in the acquisition and disposition of earning assets and selection of appropriate funding sources.

Interest Rate Risk

Interest rate risk (“IRR”) is one of the most significant risks for Peoples, and the entire financial services industry, primarily arising in the normal course of business of offering a wide array of financial products to its customers, including loans and deposits, as well as the diversity of its own investment portfolio and borrowed funds. IRR is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as market values of financial assets and liabilities. Peoples’ exposure to IRR is due primarily to differences in the maturity or repricing of earning assets and interest-bearing liabilities. In addition, other factors, such as prepayments of loans and investment securities or early withdrawal of deposits, can expose Peoples to IRR and increase interest costs or reduce revenue streams.

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

Peoples’ ALCO relies on different methods of assessing IRR, including simulations, to project future net interest income streams and to monitor the sensitivity of the net present estimated fair value of equity and the difference, or “gap”, between maturing or repricing rate-sensitive assets and liabilities over various time periods. The ALCO places emphasis on simulation modeling as the most beneficial measurement of IRR because it is a dynamic measure. By employing a simulation process that estimates the impact of potential changes in interest rates and by establishing limits on these estimated changes to net income and net market value, the ALCO is better able to evaluate interest rate risks and their potential impact to earnings and the projected fair value of equity.

The modeling process starts with a base case simulation using the current balance sheet and current interest rates held constant for the next twelve months. Alternate scenarios are prepared which simulate the impact of increasing and decreasing market interest rates. Comparisons produced from the simulation data, showing the changes in net interest income from the base interest rate scenario, illustrate the risks associated with the current balance sheet structure. Additional simulations, when deemed appropriate or necessary, are prepared using different interest rate scenarios than those used with the base case simulation and/or possible changes in balance sheet composition. Comparisons showing the earnings and equity value variance from the base case are provided to the ALCO for review and discussion.

As part of the evaluation of IRR, the ALCO has established limits on changes in net interest income and the economic value of equity. The ALCO limits the decrease in net interest income to 15% or less from base case for each 200 basis point shift in interest rates measured over a twelve- and twenty-four-month period. The ALCO limits the negative impact on net equity to 30% or less given an immediate and sustained 200 basis points shift in interest rates. The difference between rate sensitive assets and rate sensitive liabilities for specified time periods is known as the gap. The ALCO also reviews static gap measures for specific periods focusing on a one-year cumulative gap. Based on historical trends and performance, the ALCO has determined the ratio of the one-year cumulative gap should be within +/-15% of earning assets at the date of measurement. At December 31, 2006, Peoples’ one-year cumulative gap amount was negative 17.3% of earning assets, which represented $292.7 million more in liabilities than assets that are contractually scheduled to reprice or mature during that period. Since the gap position has moved outside of the ALCO’s desired range of +/- 15% of earning assets, the ALCO has discussed the current position and has taken steps to manage Peoples’ gap position. Currently, the ALCO believes the gap position is acceptable due to the current interest rate risk profile, which is measured by the level of earnings and economic value of equity at risk, and the fact that the bank remains within its other IRR policy limits. The ALCO will continue to monitor the trend in the gap position closely, as well as earnings and economic value of equity exposure to changing interest rates, and will take appropriate actions to minimize the impact of changing interest rates on Peoples’ earnings.

The following table is provided to illustrate the estimated earnings at risk and value at risk positions of Peoples, on a pre-tax basis, at December 31, 2006 (dollars in thousands):

Immediate Interest Rate Increase (Decrease) in Basis Points	Estimated (Decrease)Increase In Net Interest Income		Estimated Decrease in Economic Value of Equity
200	$(4,934)	(9.3)%	$(18,218)	(6.8)%
100	(2,352)	(4.4)	(7,780)	(2.9)
(100)	933	1.8	(1,352)	(0.5)
(200)	$1,000	1.9%	$(10,033)	(3.7)%

Peoples is within the established IRR policy limits for all simulations and all scenarios shown in the above table. The interest rate risk analysis shows that Peoples is liability sensitive, which means that increasing interest rates should negatively impact Peoples’ net interest income while decreasing interest rates should positively impact net interest income, based on the assumptions used. However, the variability of cash flows from the investment and loan portfolios continues to have a significant influence on future net interest income and earnings, especially during periods of changing interest rates. In addition, many variable rate loans contain features limiting the amount of annual and lifetime changes in interest rates that can mitigate the impact of changes in interest rates.

Liquidity

In addition to IRR management, a primary objective of the ALCO is to maintain a sufficient level of liquidity. The ALCO defines liquidity as the ability to meet anticipated and unanticipated operating cash needs, loan demand and deposit withdrawals, without incurring a sustained negative impact on profitability. The ALCO’s liquidity management policy sets limits on the net liquidity position of Peoples and the concentration of non-core funding sources, both wholesale funding and brokered deposits.

Typically, the main source of liquidity for Peoples is deposit growth. Liquidity is also provided by cash generated from earning assets such as maturities, calls, principal payments and net income from loans and investment securities. In 2006, net cash provided by financing activities was $0.4 million, as the net increase in deposits of $147.2 million and net increase in short-term borrowings of $21.2 million was used to repay $191.7 million of long-term debt. In comparison to 2005, net cash provided by financing activities of $32.4 million included a net increase in deposits of $20.5 million and a net increase in short-term borrowings of $121.8 million. Cash used in investing activities was $31.3 million in 2006 and $56.1 million in 2005 due to lower net cash flows from the investment portfolio. In fact, cash flows from the investment portfolio exceeded purchases of new investment securities.

When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements and brokered deposits. These external sources often provide attractive interest rates and flexible maturity dates that enable Peoples to match-fund the payment, amortization and pricing characteristics of corresponding earning assets. At December 31, 2006, Peoples had available borrowing capacity of approximately $265 million through these external sources, along with unpledged investment securities of approximately $62 million that can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile funds from liquid assets. Peoples’ volatile funds consist of deposits that are considered short-term in nature. Liquid assets include short-term investments and unpledged available-for-sale securities. At December 31, 2006, Peoples’ net liquidity position was $27.1 million, or 1.4% of total assets, compared to $104.3 million, or 5.6% of total assets, at December 31, 2005. The liquidity position as of December 31, 2006, was within Peoples’ policy limit of negative 10% of total assets.

Off-Balance Sheet Activities and Contractual Obligations

Peoples routinely engages in activities that involve, to varying degrees, elements of risk that are not reflected in whole or in part in the consolidated financial statements. These activities are part of Peoples’ normal course of business and include traditional off-balance sheet credit-related financial instruments, interest rate contracts, operating leases, long-term debt and commitments to make additional capital contributions in low-income housing tax credit investments.

Traditional off-balance sheet credit-related financial instruments are primarily commitments to extend credit, and standby letters of credit. These activities are necessary to meet the financing needs of customers and could require Peoples to make cash payments to third parties in the event certain specified future events occur. The contractual amounts represent the extent of Peoples’ exposure in these off-balance sheet activities. However, since certain off-balance sheet commitments, particularly standby letters of credit, are expected to expire or only partially be used, the total amount of commitments does not necessarily represent future cash requirements.

At December 31, 2006, Peoples held an option to initiate an interest rate swap with a notional amount of $17 million, which is detailed in Note 12 of the Notes to the Consolidated Financial Statements. This interest rate contract is carried at fair value on Peoples’ consolidated balance sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. As a result, the amounts recorded do not represent the amounts that may ultimately be paid or received under these contracts. Peoples may consider using other interest rate contracts or derivatives in the future, as deemed appropriate by management and the ALCO, to help manage Peoples’ interest rate risk position.

Peoples also has commitments to make additional capital contributions in low-income housing tax credit funds, consisting of a pool of low-income housing projects. As a limited partner in these funds, Peoples receives federal income tax benefits, which assist Peoples in managing its overall tax burden. Since the future contributions are conditioned on certain future events, the total amount of future equity contributions is not reflected on the consolidated balance sheet at December 31, 2006. Further information regarding Peoples’ future equity contributions can be found in Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Management does not anticipate Peoples’ current off-balance sheet activities will have a material impact on future results of operations and financial condition based on past experience. Further information regarding Peoples’ financial instruments with off-balance sheet risk can be found in Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Peoples continues to lease certain facilities and equipment under noncancelable operating leases with terms providing for fixed monthly payments over periods ranging from two to ten years. Many of Peoples’ leased facilities are inside retail shopping centers and, as a result, are not available for purchase. Management believes these leased facilities increase Peoples’ visibility within its markets and afford sales associates additional access to current and potential clients.

The following table details the aggregate amount of future payments Peoples is required to make under certain contractual obligations as of December 31, 2006:

		Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$200,793	$76,314	$78,024	$45,285	$1,170
Operating leases	6,097	643	1,266	1,162	3,026
Time deposits	644,013	452,310	178,467	13,212	24
Total	$850,903	$529,267	$257,757	$59,659	$4,220
(1) Amounts reflect the minimum principal payments required under Peoples’ long-term debt agreements.

Effects of Inflation on Financial Statements

Substantially all of Peoples’ assets relate to banking and are monetary in nature. As a result, inflation does not impact Peoples to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in a loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. The opposite would be true during a period of decreasing prices. In the banking industry, monetary assets typically exceed monetary liabilities. The current monetary policy targeting low levels of inflation has resulted in relatively stable price levels. Therefore, inflation has had little impact on Peoples’ net assets.

Future Outlook

Peoples’ 2006 results reflect continued growth and positive trends in key areas, including strong loan production, modest improvement in net interest income and stable levels of non-interest expense. Management expects interest rate challenges will persist in 2007, due to continued competition for both loans and deposits and the flatter slope of the yield curve. To offset some of the expected compression in net interest margin, Peoples is taking steps to adjust the balance sheet mix by funding loan growth using cash flows from, and gradually reducing the level of, the investment portfolio.

Looking ahead to 2007, Peoples’ will continue to focus on changing its balance sheet mix by growing core deposit balances to reduce its reliance on higher cost funding sources, although competition for such core deposits is fierce. Some success was experienced during 2006 through the direct mail and free gift campaigns by growing non-interest-bearing deposit balances by $8 million. The challenge in 2007 will be to build on this success by developing long-term relationships and uncovering other financial needs of these new customers. Peoples’ sales associates are also focused on expanding relationships with existing customers, working to deliver the right financial products and services to Peoples’ growing customer base.

Loan growth remains a key component of Peoples’ long-term strategic goals. Management believes some lending opportunities exist in Peoples’ markets, although some significant commercial loan payoffs are expected to occur during 2007, as customers move loans to the capital markets or directly to investors, such as insurance companies, for long-term, fixed rate pricing. Consequently, loan growth will be challenged in the early parts of the year, and management expects loan growth to be flat or minimal in 2007, as lenders diligently work to originate quality loans in sufficient volume to offset expected runoff.

In recent years, Peoples has been successful at growing its business and revenues through strategic acquisitions and expansion. Economic conditions in several markets served by Peoples remain vibrant, and, consequently, management believes attractive opportunities for above average growth potential exist in these markets. In 2007, management will continue to evaluate possible opportunities to expand Peoples’ presence in focus markets, such as central Ohio and Huntington, West Virginia, and open new full-service banking offices. Ultimately, any future expansion will be driven by growth opportunities in both deposits and loans.

On December 4, 2006, Peoples Bank announced plans to construct a new full-service banking office in Huntington, West Virginia. The new office, expected to be completed in September 2007, will include an ATM and drive-through banking and complement Peoples Bank’s existing Huntington banking office.

In 2007, management will continue to evaluate opportunities to improve Peoples’ operating efficiency by redirecting resources to offices and markets with greater growth potential. Once such opportunity currently under consideration is the permanent closure of Peoples’ Delaware, Ohio loan production office, due to the fourth quarter 2006 departure of personnel assigned to that office. Since that time, Peoples has successfully retained and serviced the majority of the commercial loan relationships originally generated from the Delaware, Ohio office through its other central Ohio offices. As a result, management is considering closing the Delaware, Ohio office during 2007, which should not have any significant impact on Peoples’ future results.

Peoples’ capital position remains at levels management believes will support balance sheet growth opportunities. While the need to generate short-term results is understood, management believes its disciplined, long-term approach to improving earnings through diversification of the revenue base will allow Peoples’ to build the greatest value for shareholders. Peoples remains a service-oriented company with a sales focus that strives to satisfy clients through a relationship sales process. Through this process, sales associates work to anticipate, uncover and solve their clients’ every financial need, from insurance to banking to investment services.

Peoples Bancorp’s board of directors approved a stock repurchase plan for 2007 that authorizes the repurchase of up to 425,000 shares. In the last couple of years, Peoples has not been as active in treasury share buybacks as capital consumed in recent acquisitions was being restored. It is Peoples’ plan to be more active in 2007 with treasury share buybacks and therefore more actively manage its capital position. Current capital ratios are strong and management believes that Peoples has sufficient capacity to buy back a significant quantity of its common shares.

COMPARISON OF 2005 TO 2004

Results of Operation

In 2005, Peoples’ net income was $20.5 million, or $1.94 per diluted share, up from $18.3 million, or $1.71 per diluted share, the prior year. This improvement was due in large part to balance sheet restructuring and other charges of $2.1 million after-tax (or $0.20 per diluted share) that occurred in 2004. Return on average equity improved to 11.52% in 2005, from 10.60% in 2004, while return on average assets was 1.12% and 1.04% in 2005 and 2004, respectively.

Earnings in 2005 were also impacted by pension settlement charges of $441,000 after-tax (or $0.04 per share) since the yearly amount of lump sum payments to participants from Peoples’ defined benefit pension plan during 2005 exceeded the allowable threshold of annual service cost plus interest. No such charges were incurred in 2004.

Net interest income improved to $52.3 million in 2005, compared to $51.9 million in 2004, due to earning asset growth and the related interest income that more than exceeded the increase in interest-bearing liabilities and associated funding costs. Net interest margin dropped seven basis points to 3.32% in 2005 as a result of the flattening yield curve.

For the year ended December 31, 2005, the FTE yield on earning assets of 5.98% was 37 basis points higher than 2004’s average yield of 5.61%. However, the average cost of interest-bearing liabilities increased 49 basis points to 2.94% in 2005, from 2.45% in 2004.

Peoples’ provision for loan losses was just over $2.0 million in 2005, down from $2.5 million in 2004. The lower overall provision was the based on management’s quarterly evaluation of the loan portfolio and estimation of losses incurred and was directionally consistent with Peoples’ loan quality and loss experience net of recoveries of previously charged-off loans. A portion of the provision relates to the Overdraft Privilege program, which totaled $599,000 in 2005, compared to $866,000 in 2004.

When expressed as a percentage of average loans, the provision for loan losses was 0.19% in 2005 compared to 0.27% in 2004. Management believes the provisions were appropriate for the overall quality, inherent risk and volume concentrations of Peoples’ loan portfolio.

In 2005, Peoples recognized a net gain of $539,000 on investment securities transactions compared to a net loss of $3.0 million in 2004. The net gain in 2005 was largely attributable to the sale of two separate equity investments in unaffiliated companies due to changes in their corporate structure. The net loss in 2004 was largely the result of the 2004 Investment Portfolio Repositioning during the fourth quarter, coupled with the $490,000 other-than-temporary impairment charge on Fannie Mae preferred stock.

Other income totaled $29.2 million compared to $22.2 million the prior year and was up 31% due primarily to increased insurance commissions of $3.2 million attributable to Insurance Agency Acquisitions. Service charges and other fees on deposit accounts totaled $9.8 million for the year ended December 31, 2005, compared to $9.6 million in 2004.

In 2005, mortgage banking produced revenues of $826,000 compared to $931,000 in 2004. The reduction in mortgage banking income was attributable to Peoples’ sale of $11.6 million in fixed-rate loans, acquired in the Ashland Banking Acquisition in the first quarter of 2005. The sale, which was due to the interest rate risk characteristics of the pool of loans, resulted in a net loss of $187,000.

In 2005, other expense grew 9% to $51.3 million, from $47.2 million for the year ended December 31, 2004. Salaries and benefits were $26.6 million and $24.6 million in 2005 and 2004, respectively. A full-year’s impact of the Insurance Agency Acquisitions comprised $1.4 million, or 67% of the overall increase. Peoples also incurred higher sales-related compensation of $0.6 million, while costs related to Peoples’ defined benefit pension plan and performance-based incentive plan each grew $0.5 million.

In the fourth quarter of 2005, salaries and benefits were down compared to the third quarter of 2005 and fourth quarter of 2004, decreasing 9% and 8%, respectively. Lower medical insurance costs were the key driver of the reduction in fourth quarter salaries and benefits. Fourth quarter 2005 salaries and benefits expense included non-cash compensation expense of $122,000 relating to the acceleration of certain stock options on December 29, 2005.

For the year ended December 31, 2005, net occupancy and equipment expense totaled $5.3 million versus $5.1 million for 2004. This increase was largely attributable to higher utility, maintenance and lease costs of $389,000, which were partially offset by lower depreciation expense of $187,000 attributable to existing assets becoming fully depreciated, coupled with fewer shorter-lived assets, such as computers and other office equipment, being placed in service.

Intangible asset amortization expense grew 20% in 2005, due to a full-year’s amortization of the customer relationship intangibles acquired in the Insurance Agency Acquisitions and core deposit intangibles from the Ashland Banking Acquisition.

Professional fees, which include accounting, legal and other professional expenses, were up 12% in 2005, totaling $2.3 million versus $2.0 million in 2004 due to higher audit fees associated with the new regulatory reporting environment under Sarbanes-Oxley was the primary factor driving the increased professional fees.

Marketing expense, which includes the cost of advertising, public relations and charitable contributions, increased 38% in 2005. Nearly half of this increase was attributable to additional contributions of $200,000 to Peoples Bancorp Foundation, Inc., an independent non-profit entity formed in 2004 to make charitable distributions to organizations in Peoples’ primary market areas. In addition, Peoples’ efforts to promote new deposit products and increase brand awareness in various markets during 2005 were contributing reasons for the higher marketing costs.

In 2005, Peoples’ bankcard costs, which consist primarily of debit card and ATM processing fees, were $1.2 million, down 19% from $1.5 million for 2004. The decline was attributable to a reduction in various transaction-based charges beginning in early 2005 due to a new processing contract with the existing provider of Peoples’ ATM and debit card services.

In 2005, Peoples’ state franchise taxes totaled $1.8 million, up 23% from $1.5 million in 2004. This increase was primarily attributable to additional equity at Peoples Bank resulting from the Insurance Agency Acquisitions.

In 2005, Peoples’ effective income tax rate was 27.1%, compared to 24.9% for 2004. Peoples’ higher effective tax rate in 2005 was primarily attributable to higher pre-tax income.

Financial Condition

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

Stockholders’ equity totaled $183.1 million at December 31, 2005, versus $175.4 million at December 31, 2004, an increase of $7.7 million. This increase was due to Peoples’ earnings, net of dividends declared, and change in accumulated comprehensive income.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Please refer to the section captioned “Interest Rate Sensitivity and Liquidity” on pages 39 through 41 under Item 7 of this Form 10-K, which section is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements and accompanying notes, and the report of independent registered public accounting firm, are set forth immediately following Item 9B of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

No response required.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) (the”Exchange Act”) as of December 31, 2006. Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Chief Financial Officer and Treasurer have concluded that:

(a)

information required to be disclosed by Peoples in this Annual Report on Form 10-K and other reports Peoples files or submits under the Exchange Act would be accumulated and communicated to Peoples’ management, including its President and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure;

(b)

information required to be disclosed by Peoples in this Annual Report on Form 10-K and other reports Peoples files or submits under the Exchange Act would be recorded, processed, summarized and reported within the timeframe specified in the SEC’s rules and forms; and

(c)

Peoples’ disclosure controls and procedures are effective as of the end of the fiscal year covered by this Annual Report on Form 10-K to ensure that material information relating to Peoples and its consolidated subsidiaries is made known to them, particularly during the period in which Peoples’ periodic reports, including this Annual Report on Form 10-K, are being prepared.

Management’s Annual Report on Internal Control Over Financial Reporting

The “Report of Management’s Assessment of Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 47 of this Annual Report on Form 10-K.

Attestation Report of Independent Registered Public Accounting Firm

The “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting” required by Item 308(b) of SEC Regulation S-K is included on page 48 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the fourth quarter of Peoples’ fiscal year ended December 31, 2006, no significant changes were made in Peoples’ internal control over financial reporting that have materially effected, or are reasonably likely to materially effect, Peoples’ internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

No response required.

Report of Management’s Assessment of Internal Control Over Financial Reporting

Peoples’ management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Peoples’ internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation, integrity, and fair presentation of Peoples’ consolidated financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

With the supervision and participation of Peoples’ President and Chief Executive Officer and Peoples’ Chief Financial Officer, management evaluated the effectiveness of Peoples’ internal control over financial reporting as of December 31, 2006, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management assessed the effectiveness of Peoples’ internal control over financial reporting as of December 31, 2006, and, based on this assessment, has concluded Peoples’ internal control over financial reporting is effective as of that date.

Peoples’ independent registered public accounting firm, Ernst & Young LLP has audited the consolidated financial statements included in this Annual Report and has issued an audit report on management’s assessment of Peoples’ internal control over financial reporting.

/s/ MARK F. BRADLEY	/s/ DONALD J. LANDERS, JR.
Mark F. Bradley	Donald J. Landers, Jr.
President and Chief Executive Officer	Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Peoples Bancorp Inc.

We have audited management’s assessment, included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting, that Peoples Bancorp Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Peoples Bancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Peoples Bancorp Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Peoples Bancorp Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Bancorp Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 7, 2007 expressed an unqualified opinion thereon.

Charleston, West Virginia	/s/ ERNST & YOUNG LLP

March 7, 2007

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Shareholders of Peoples Bancorp Inc.

We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of Peoples Bancorp Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Bancorp Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the Company changed its method of accounting for its defined benefit plan as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Peoples Bancorp Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007, expressed an unqualified opinion thereon.

Charleston, West Virginia	/s/ ERNST & YOUNG LLP

March 7, 2007, 2007

PEOPLES BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
	December 31,
Assets	2006	2005
Cash and cash equivalents:
Cash and due from banks	$35,405	$35,564
Interest-bearing deposits in other banks	1,101	1,084
Federal funds sold	3,300	3,000
Total cash and cash equivalents	39,806	39,648

Available-for-sale investment securities, at estimated fair value (amortized
cost of $550,239 and $591,002 at December 31, 2006 and 2005, respectively)	548,733	589,313

Loans, net of deferred fees and costs	1,132,394	1,071,876
Allowance for loan losses	(14,509)	(14,720)
Net loans	1,117,885	1,057,156

Loans held for sale	1,041	1,103
Bank premises and equipment, net	23,455	23,486
Business owned life insurance	48,630	46,993
Goodwill	61,373	59,767
Other intangible assets	7,479	9,513
Other assets	26,853	28,298
Total assets	$1,875,255	$1,855,277

Liabilities
Deposits:
Non-interest-bearing	$170,921	$162,729
Interest-bearing	1,062,608	926,557
Total deposits	1,233,529	1,089,286

Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	36,683	35,896
Federal Home Loan Bank advances	158,200	137,800
Total short-term borrowings	194,883	173,696

Long-term borrowings	200,793	362,466
Junior subordinated notes held by subsidiary trusts	29,412	29,350
Accrued expenses and other liabilities	19,469	17,402
Total liabilities	1,678,086	1,672,200

Stockholders’ Equity
Common stock, no par value, 24,000,000 shares authorized,
10,889,242 shares issued and 10,869,655 shares issued at December 31, 2006
and 2005, respectively, including shares in treasury	162,654	162,231
Retained earnings	43,439	30,740
Accumulated comprehensive loss, net of deferred income taxes	(2,997)	(1,116)
Treasury stock, at cost, 237,257 shares and 350,675 shares at December 31, 2006
and 2005, respectively	(5,927)	(8,778)
Total stockholders’ equity	197,169	183,077
Total liabilities and stockholders’ equity	$1,875,255	$1,855,277

See Notes to Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, except Per Share Data)	Year ended December 31,
	2006	2005	2004
Interest Income:
Interest and fees on loans	$81,329	$69,188	$59,880
Interest on taxable investment securities	24,418	23,676	24,237
Interest on tax-exempt investment securities	2,867	2,839	2,778
Other interest income	180	72	135
Total interest income	108,794	95,775	87,030
Interest Expense:
Interest on deposits	32,261	22,550	16,997
Interest on short-term borrowings	10,443	4,224	1,130
Interest on long-term borrowings	10,271	14,217	14,678
Interest on junior subordinated notes held by subsidiary trusts	2,602	2,478	2,355
Total interest expense	55,577	43,469	35,160
Net interest income	53,217	52,306	51,870
Provision for loan losses	3,622	2,028	2,546
Net interest income after provision for loan losses	49,595	50,278	49,324
Other Income:
Investment and insurance commissions	10,288	9,243	6,152
Service charges on deposit accounts	10,215	9,801	9,636
Income from fiduciary activities	3,508	3,366	3,471
Electronic banking income	3,080	2,790	2,390
Business owned life insurance	1,637	1,740	1,899
Mortgage banking income	825	826	931
Gain (loss) on securities transactions	265	539	(3,040)
Other	1,307	862	769
Total other income	31,125	29,167	22,208
Other Expenses:
Salaries and employee benefits	26,178	26,591	24,574
Net occupancy and equipment	5,252	5,311	5,134
Professional fees	2,465	2,276	2,030
Amortization of other intangible assets	2,261	2,669	2,219
Data processing and software	1,905	1,924	1,849
Franchise tax	1,760	1,793	1,458
Marketing	1,659	1,554	1,128
Bankcard costs	1,284	1,188	1,461
Communications	1,279	1,148	1,116
Other	7,254	6,888	6,229
Total other expenses	51,297	51,342	47,198
Income before income taxes	29,423	28,103	24,334
Income taxes:
Current	8,121	8,539	4,483
Deferred	(256)	(935)	1,576
Total income taxes	7,865	7,604	6,059
Net income	$21,558	$20,499	$18,275

Earnings per share:
Basic	$2.03	$1.96	$1.74
Diluted	$2.01	$1.94	$1.71

Weighted-average number of shares outstanding:
Basic	10,606,570	10,444,854	10,529,332
Diluted	10,723,933	10,581,019	10,710,114

See Notes to Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands, except Per Share Data)				Accumulated
	Common Stock		Retained	Comprehensive	Treasury
	Shares	Amount	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2003	10,704,938	$161,005	$7,781	$4,255	$(2,161)	$170,880
Net income			18,275			18,275
Other comprehensive income, net of tax				703		703
Cash dividends declared of $0.72 per share			(7,614)			(7,614)
Purchase of treasury stock, 516,735 shares					(13,709)	(13,709)
Distribution of treasury stock for deferred
compensation plan (reissued 8,450 treasury shares)					153	153
Exercise of common stock options
(reissued 127,310 treasury shares)		(2,421)			3,539	1,118
Tax benefit from exercise of stock options		300				300
Common stock issued under dividend reinvestment plan	18,257	498				498
Issuance of common stock to purchase Putnam
Agency, Inc. (reissued 66,582 treasury shares)		(327)			1,912	1,585
Issuance of common stock to purchase Barengo
Insurance Agency, Inc.	127,446	3,229				3,229
Balance, December 31, 2004	10,850,641	$162,284	$18,442	$4,958	$(10,266)	$175,418
Net income			20,499			20,499
Other comprehensive loss, net of tax				(6,074)		(6,074)
Cash dividends declared of $0.78 per share			(8,201)			(8,201)
Purchase of treasury stock, 65,325 shares					(1,754)	(1,754)
Distribution of treasury stock for deferred
compensation plan (reissued 14,860 treasury shares)					284	284
Exercise of common stock options
(reissued 106,989 treasury shares)		(1,003)			2,750	1,747
Stock-based compensation expense		122				122
Tax benefit from exercise of stock options		305				305
Common stock issued under dividend reinvestment plan	19,014	513				513
Issuance of common stock related to acquisitions:
Putnam Agency, Inc. (reissued 4,662 treasury shares)		3			116	119
Barengo Insurance Agency, Inc. (reissued 3,678
treasury shares)		7			92	99
Balance, December 31, 2005	10,869,655	$162,231	$30,740	$(1,116)	$(8,778)	$183,077
Net income			21,558			21,558
Other comprehensive loss, net of tax				(1,881)		(1,881)
Cash dividends declared of $0.83 per share			(8,859)			(8,859)
Purchase of treasury stock, 42,594 shares					(1,214)	(1,214)
Exercise of common stock options
(reissued 137,286 treasury shares)		(878)			3,575	2,697
Stock-based compensation expense		280				280
Tax benefit from exercise of stock options		384				384
Common stock issued under dividend reinvestment plan	19,587	577				577
Issuance of common stock related to acquisitions:
Putnam Agency, Inc. (reissued 4,662 treasury shares)		19			121	140
Barengo Insurance Agency, Inc. (reissued 14,064
treasury shares)		41			369	410
Balance, December 31, 2006	10,889,242	$162,654	$43,439	$(2,997)	$(5,927)	$197,169

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)	2006	2005	2004
Net income	$21,558	$20,499	$18,275
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities arising in the period	475	(9,078)	(1,852)
Less: reclassification adjustment for net securities gains (losses) included in net income	265	539	(3,040)
Unrecognized loss and service cost on defined benefit plan	(3,104)	–	–
Unrealized gain (loss) on cash flow hedge derivatives arising in the period	–	22	(106)
Less: reclassification adjustment for derivative losses included in net income	–	(250)	–
Total other comprehensive (loss) income	(2,894)	(9,345)	1,082
Income tax benefit (expense)	1,013	3,271	(379)
Total other comprehensive (loss) income, net of tax	(1,881)	(6,074)	703
Total comprehensive income	$19,677	$14,425	$18,978

See Notes to Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$21,558	$20,499	$18,275
Adjustments to reconcile net income to net cash provided:
Depreciation, amortization, and accretion, net	8,653	9,672	7,735
Provision for loan losses	3,622	2,028	2,546
Business owned life insurance income	(1,637)	(1,740)	(1,899)
Net (gain) loss on securities transactions	(265)	(539)	3,040
Loans originated for sale	(36,285)	(42,201)	(39,415)
Proceeds from sales of loans	36,806	42,058	42,245
Net gains on sales of loans	(720)	(757)	(882)
Deferred income tax (benefit) expense	(256)	(935)	1,576
Increase in accrued expenses	2,129	654	630
Increase in interest receivable	(1,099)	(755)	(107)
Other, net	(1,533)	3,940	(889)
Net cash provided by operating activities	30,973	31,924	32,855

Cash flows from investing activities:
Purchases of available-for-sale securities	(52,195)	(110,521)	(200,507)
Proceeds from sales of available-for-sale securities	11,101	995	83,026
Proceeds from maturities, calls and prepayments of
available-for- sale securities	82,013	111,971	152,366
Proceeds from sales of portfolio loans	–	11,415	–
Net increase in loans	(64,493)	(64,766)	(67,528)
Net expenditures for premises and equipment	(2,711)	(3,642)	(2,110)
Proceeds (expenditures) from sales of other real estate owned	670	3,490	(38)
Acquisitions, net of cash received	(1,453)	(1,157)	6,074
Sale of banking offices	(2,843)	–	–
Investment in business owned life insurance	–	–	(20,000)
Investment in limited partnership and tax credit funds	(1,349)	(3,919)	(2,672)
Net cash used in investing activities	(31,260)	(56,134)	(51,389)

Cash flows from financing activities:
Net increase in non-interest-bearing deposits	7,734	9,750	17,259
Net increase (decrease) in interest-bearing deposits	139,497	10,726	(40,308)
Net increase (decrease) in short-term borrowings	21,187	121,801	(56,873)
Proceeds from long-term borrowings	30,000	–	89,275
Payments on long-term borrowings	(191,672)	(102,398)	(13,059)
Cash dividends paid	(8,164)	(7,463)	(7,146)
Purchase of treasury stock	(1,214)	(1,754)	(13,709)
Proceeds from issuance of common stock	2,719	1,747	1,118
Repurchase of trust preferred securities	(25)	–	–
Excess tax benefit for share based payments	383	–	–
Net cash provided by (used in) financing activities	445	32,409	(23,443)
Net increase (decrease) in cash and cash equivalents	158	8,199	(41,977)
Cash and cash equivalents at beginning of year	39,648	31,449	73,426
Cash and cash equivalents at end of year	$39,806	$39,648	$31,449

Supplemental cash flow information:
Interest paid	$54,444	$42,475	$34,561
Income taxes paid	5,446	3,248	2,108
Value of shares issued for acquisitions	$550	$218	$4,814

See Notes to Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Peoples Bancorp Inc. (“Peoples Bancorp”) is a financial holding company that offers a full range of financial services and products, including commercial and retail banking, insurance, brokerage and trust services, through its principal operating subsidiary, Peoples Bank, National Association (“Peoples Bank”). Services are provided through Peoples Bank’s 48 offices and 36 automated teller machines in Ohio, West Virginia and Kentucky, as well internet based banking.

1. Summary of Significant Accounting Policies:

The accounting and reporting policies of Peoples Bancorp Inc. and Subsidiaries (collectively, “Peoples”) conform to accounting principles generally accepted in the United States (“US GAAP”) and to general practices within the banking industry. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts to conform to the 2006 presentation. Such reclassifications had no impact on net income.

The following is a summary of significant accounting policies followed in the preparation of the financial statements:

Consolidation: Peoples’ consolidated financial statements to include subsidiaries in which the company has a controlling financial interest, principally defined as owning a voting interest greater than 50%. In addition, entities not controlled by voting interests or in which the equity investors do not bear the residual economic risks, but for which Peoples is the primary beneficiary are also consolidated.

The consolidated financial statements include the accounts of Peoples Bancorp and its consolidated subsidiaries, Peoples Bank and Peoples Investment Company, along with their wholly-owned subsidiaries. Peoples Bancorp has two statutory business trusts described in Note 9 that are variable interest entities under FIN 46 for which Peoples Bancorp is not the primary beneficiary. As a result, the accounts of these trusts are not included in Peoples’ consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

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

Management determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that Peoples has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to Peoples’ liquidity needs, changes in market interest rates, and asset-liability management strategies, among other considerations. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of other comprehensive income or loss, net of applicable deferred income taxes. Trading securities are those securities bought and held principally for the purpose of selling in the near term. Trading securities are reported at fair value, with holding gains and losses recognized in earnings. Presently, Peoples classifies its entire investment portfolio as available-for-sale.

Certain restricted equity securities that do not have readily determinable fair values and for which Peoples does not exercise significant influence, are included in investment securities and carried at cost. Cost method securities classified within other investment securities, which consist solely of shares of the Federal Home Loan Bank (“FHLB”) of Cincinnati and Federal Reserve Bank of Cleveland, totaled $23.2 million and $22.1 million at December 31, 2006 and 2005, respectively.

Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer, and (3) Peoples’ ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. Declines in estimated fair value of investment securities below their cost that are deemed to be other-than-temporary are recorded in earnings as realized losses.

Securities Sold Under Agreements to Repurchase: Peoples enters into sales of securities under agreements to repurchase (“Repurchase Agreements”) with customers and other financial service companies, which are treated as financings. The obligations to repurchase securities sold are recorded as a liability on the Consolidated Balance Sheets and disclosed in Notes 7 and 8. Securities pledged as collateral under Repurchase Agreements are included in investment securities on the Consolidated Balance Sheets. The fair value of the collateral pledged to a third party is continually monitored and additional collateral is pledged or returned, as deemed appropriate.

Loans: Loans originated that Peoples has the positive intent and ability to hold to maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Net unearned loan fees were $134,000 and $1,056,000 at December 31, 2006 and 2005, respectively.

Loans Held for Sale: Loans originated and intended to be sold in the secondary market, generally one-to-four family residential loans, are carried at the lower of cost or estimated fair value determined on an aggregate basis. Gains and losses on sales of loans held for sale are included in mortgage banking income.

Peoples enters into interest rate lock commitments with borrowers and best efforts commitments with investors on loans originated for sale into the secondary markets. Peoples uses these commitments to manage the inherent interest rate and pricing risk associated with selling loans in the secondary market. The interest rate lock commitments generally terminate once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. The best efforts commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan. These commitments are considered derivatives which are generally accounted for by recognizing their estimated fair value on the balance sheet as either a freestanding asset or liability. The valuation of such commitments does not consider expected cash flows related to the servicing of the future loan. Management has determined these derivatives do not have a material effect on Peoples’ financial position, results of operations or cash flows.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for management’s estimate of the probable credit losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance for loan loss and the appropriate provision for loan losses is based upon a quarterly evaluation of the portfolio. This formal analysis is inherently subjective and requires management to make significant estimates of factors affecting loan losses, including specific losses, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. Loans deemed to be uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off amounts are credited to the allowance for loan losses.

The amount of the allowance for the various loan types represents management’s estimate of expected losses from existing loans based upon specific allocations for individual lending relationships and historical loss experience for each category of homogeneous loans. The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation requires management to make estimates of the amounts and timing of future cash flows on impaired loans, which consists primarily of nonaccrual and restructured loans. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.

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

Business Owned Life Insurance: Business owned life insurance (“BOLI”) represents life insurance on the lives of certain employees who have provided positive consent allowing Peoples Bank to be the beneficiary of such policies. These policies are recorded at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the cash surrender value are recorded in other income.

Other Real Estate Owned: Other real estate owned (“OREO”), included in other assets on the Consolidated Balance Sheet, is comprised primarily of commercial and residential real estate properties acquired by Peoples Bank in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value based on appraised value at the date actually or constructively received, less estimated costs to sell the property. Bank premises are transferred at the lower of carrying value or estimated fair value, less estimated costs to sell the property. Peoples had no OREO at December 31, 2006, and $308,000 at December 31, 2005.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually. Peoples performed the required goodwill impairment tests and concluded the recorded value of goodwill was not impaired as of December 31, 2006, based upon the estimated fair value of the reporting unit.

Other Intangible Assets consist of customer relationship intangible assets, primarily core deposit intangibles, representing the present value of future net income to be earned from acquired customer relationships and are amortized over their estimated lives ranging from 7 to 10 years. Customer relationship intangible assets totaled $19.5 million and $19.3 million, net of accumulated amortization of $12.8 million and $10.6 million, at December 31, 2006 and 2005, respectively. The estimated aggregate amortization expense related to customer relationship intangible assets for the each of the next five years is estimated as follows: $1.9 million in 2007; $1.6 million in 2008; $1.3 million in 2009; $0.9 million in 2010; and $0.6 million in 2011.

Mortgage Servicing Assets: Mortgage servicing assets are recognized for loan originations that are sold and Peoples retains the servicing rights to the loan. Mortgage servicing assets are reported in other intangible assets and are amortized into mortgage banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans. Mortgage servicing assets are evaluated for impairment based on the fair value of those rights and recorded at the lower of cost or fair value, with write-downs reflected in a valuation reserve and recognized through mortgage banking income. The fair value of the mortgage servicing rights is determined by using a discounted cash flow model, which estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates. Mortgage servicing assets totaled $792,000 and $813,000 at December 31, 2006 and 2005, respectively.

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

Insurance and investment income includes commissions and fees relating to the sales of policies and investments as well as fees for related insurance services. Insurance commission income is recognized as of the effective date of the insurance policy, net of adjustments, including policy cancellations. Such adjustments are recorded when the amount can be reasonably estimated, which is generally in the period in which they occur. Contingent performance-based commissions from insurance companies are recognized when receieved and no contingencies remain.

Income Taxes: Deferred income tax assets and liabilities are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. The components of other comprehensive income or loss included in the Consolidated Statements of Stockholders’ Equity have been computed based upon a 35% effective tax rate.

Advertising Costs: Advertising costs are generally expensed as incurred.

Earnings per Share: Basic earnings per share are determined by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted-average number of common shares outstanding increased by the number of common shares that would be issued assuming the exercise of stock options. The dilutive effect of stock options approximated 117,363; 136,165 and 180,782 in 2006, 2005 and 2004, respectively.

Operating Segments: Peoples’ business activities are currently confined to one reportable segment which is community banking. As a community banking entity, Peoples offers its customers a full range of products through various delivery channels.

Derivative Financial Instruments: Peoples occasionally enters into derivative transactions principally to protect against the risk of adverse interest rate movements. Peoples carries all derivative financial instruments at fair value on the Consolidated Balance Sheets as a component of other assets. Peoples’ derivative financial instruments did not have a material effect on Peoples’ financial position at December 31, 2006 or 2005, and results of operations or cash flows in 2006, 2005 and 2004.

Stock-Based Compensation: Effective January 1, 2006, Peoples adopted the provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS123 (R)”), using the modified-prospective-transition method. Under that method, compensation cost recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value, and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Prior to January 1, 2006, Peoples accounted for stock-based compensation using the intrinsic value method. Because the provisions of Peoples Bancorp’s stock option plans prohibit the exercise price per share of each option granted from being less than the fair market value of the underlying common shares on the date of grant, no stock-based employee compensation expense was recognized in net income unless the terms of such options were modified.

As a result of adopting SFAS 123(R), Peoples’ income before income taxes and net income for the year ended December 31, 2006, were $280,000 and $182,000 lower, respectively, than if Peoples had continued to account for share-based compensation using the intrinsic value method. The fair value was estimated at grant date using the Black-Scholes option pricing model. Stock-based compensation expense is included as a component of Peoples’ salaries and benefits costs.

The following table illustrates the effect on net income and earnings per share for the periods presented had Peoples applied fair value recognition to stock-based employee compensation, assuming the estimated fair value of the options as of the grant date was amortized to expense over the vesting period:

(Dollars in Thousands, except Per Share Data)	2005	2004
Net Income, as reported	$20,499	$18,275
Addback: stock-based compensation expense included
in net income, net of tax	79	–
Deduct: stock-based compensation expense determined
under fair value based method, net of tax	733	527
Pro forma net income	$19,845	$17,748

Basic Earnings Per Share:
– As Reported	$1.96	$1.74
– Pro forma	1.90	1.69

Diluted Earnings Per Share:
– As Reported	$1.94	$1.71
– Pro forma	1.88	1.66

New Accounting Pronouncements: On February 15, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that SFAS 159 may have on Peoples’ financial statements taken as a whole.

On September 29, 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). On December 31, 2006, Peoples’ adopted certain provisions of SFAS 158, as required, which resulted in the recognition of the funded status of its pension and postretirement plans as either assets or liabilities on the Consolidated Balance Sheet, the recognition of unrecognized actuarial gains/losses, prior service costs, and transition obligations totaling $2.0 million as a separate component of accumulated other comprehensive loss, net of tax. Additional disclosures related to pension and postretirement obligations have also been implemented. Refer to Note 10 for these disclosures and further discussion on Peoples’ pension and postretirement plans.

SFAS 158 also requires entities to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year. The measurement date change is effective for fiscal years ending after December 15, 2008. Since Peoples currently measures its defined benefit pension plan assets and obligations as of December 31, the adoption of the measurement date provisions of SFAS 158 will have no impact on Peoples’ financial statements taken as a whole.

On September 15, 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which replaces various definitions of fair value in existing accounting literature with a single definition, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements upon adoption. SFAS 157 clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. SFAS 157 also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. Peoples will be required to apply the new guidance beginning January 1, 2008.Management does not anticipate that adoption will have a material impact on financial condition, results of operations or liquidity.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes –an interpretation of FASB Statement No. 109" (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. Peoples will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. Management is still evaluating the potential impact of adopting FIN 48 but does not expect the impact to be material to Peoples’ financial statements taken as a whole.

On March 17, 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities–a replacement of FASB Statement No. 125” (“SFAS 140”). SFAS 156 requires entities to separately recognize a servicing asset or liability whenever it undertakes an obligation to service financial assets and also requires all separately recognized servicing assets or liabilities to be initially measured at fair value. Additionally, SFAS 156 permits entities to choose among two alternatives, the amortization method or fair value measurement method, for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, an entity shall amortize the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value measurement method, an entity shall measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. Peoples will adopt SFAS 156 on January 1, 2007, and does not expect to change its method of accounting for its mortgage servicing rights. As a result, the adoption of SFAS 156 will not have a material impact on Peoples’ financial statements taken as a whole.

On February 16, 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on Peoples’ financial statements taken as a whole.

On June 1, 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle, as well as changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on Peoples’ financial condition, results of operations or cash flows.

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

Loans: The fair value of performing variable rate loans that reprice frequently and performing demand loans, with no significant change in credit risk, is based on carrying value. The fair value of fixed rate performing loans is estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

Financial Instruments: The fair value of loan commitments and standby letters of credit is estimated using the fees currently charged to enter into similar agreements considering the remaining terms of the agreements and the counter parties’ credit standing. The estimated fair value of these commitments approximates their carrying value.

The estimated fair values of Peoples' financial instruments at December 31 are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
(Dollars in Thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$39,806	$39,806	$39,648	$39,648
Investment securities	548,733	548,733	589,313	589,313
Loans	1,117,885	1,112,677	1,057,156	1,055,134

Financial liabilities:
Deposits	$1,233,529	$1,228,663	$1,089,286	$1084,130
Short-term borrowings	194,883	194,883	173,696	173,696
Long-term borrowings	200,793	204,581	362,466	361,417
Junior subordinated notes	29,412	34,507	29,350	34,440

Other financial instruments:
Interest rate contracts	$45	$45	$97	$97

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

(Dollars in Thousands) 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$272	$10	$–	$282
Obligations of U.S. government sponsored
agencies	131,603	358	(1,361)	130,600
Obligations of states and political subdivisions	52,922	1,099	(83)	53,938
Mortgage-backed securities	309,715	229	(5,531)	304,413
Other securities	55,727	4,159	(386)	59,500
Total available-for-sale securities	$550,239	$5,855	$(7,361)	$548,733

2005
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$516	$13	$(3)	$526
Obligations of U.S. government sponsored
agencies	111,789	314	(2,256)	109,847
Obligations of states and political subdivisions	67,693	1,901	(112)	69,482
Mortgage-backed securities	359,330	328	(6,574)	353,084
Other securities	51,694	4,926	(246)	56,374
Total available-for-sale securities	$591,022	$7,482	$(9,191)	$589,313

At December 31, 2006, there were no securities of a single issuer, other than U.S. Treasury and U.S. government agencies and U.S. government sponsored agencies that exceeded 10% of stockholders' equity. Peoples realized gross gains of $265,000, $539,000 and $62,000 in 2006, 2005 and 2004, respectively, and gross losses of $0 in both 2006 and 2005 and $3,102,000 in 2004. At December 31, 2006 and 2005, investment securities having a carrying value of $478,289,000 and $455,206,000, respectively, were pledged to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss at December 31:

(Dollars in Thousands) 2006	Obligations of U.S. Treasury and government agencies	Obligations of U.S. government sponsored agencies	Obligations of states and political subdivisions	Mortgage- backed securities	Other securities	Total available- for-sale securities
Less than 12 months
Estimated fair value	$–	$18,971	$9,919	$13,141	$–	$42,031
Unrealized loss	–	525	72	169	–	766
12 months or more
Estimated fair value	$–	$90,670	$918	$267,538	$3,929	$363,055
Unrealized loss	–	836	11	5,362	386	6,595
Total Estimated fair value	$–	$109,641	$10,837	$280,679	$3,929	$405,086
Total Unrealized loss	–	1,361	83	5,531	386	7,361
2005
Less than 12 months
Estimated fair value	$54	$87,639	$10,926	$278,712	$1,540	$378,871
Unrealized loss	–	1,928	104	5,075	120	7,227
12 months or more
Estimated fair value	$35	$16,255	$492	$53,034	$3,100	$72,916
Unrealized loss	3	328	8	1,499	126	1,964
Total Estimated fair value	$89	$103,894	$11,418	$331,746	$4,640	$451,787
Total Unrealized loss	3	2,256	112	6,574	246	9,191

The majority of the unrealized losses at both December 31, 2006 and 2005, related to securities, including mortgage-backed securities, issued by U.S. agencies and corporations and U.S. government sponsored entities. These losses were attributable to changes in market interest rates since the securities were purchased given the negligible inherent credit risk for these securities. Management does not believe any individual unrealized loss at December 31, 2006, represents an other-than-temporary impairment since Peoples has the ability and intent to hold those securities for a period of time sufficient to recover the amortized cost.

The following table presents the amortized costs, fair value and weighted average yield of securities by contractual maturity at December 31, 2006. The average yields are based on the amortized cost. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date. Rates are calculated on a fully-tax equivalent basis using a 35% federal income tax rate.

(Dollars in Thousands)	Obligations of U.S. Treasury and government agencies	Obligations of U.S. government sponsored agencies	Obligations of states and political subdivisions	Mortgage- backed securities	Other securities	Total available- for-sale securities
Within one year
Amortized cost	$–	$7,962	$3,068	$22	$1,018	$12,070
Fair value	–	7,938	3,062	22	1,038	12,060
Average yield	–%	5.22%	5.70%	5.99%	7.24%	5.52%
1 to 5 years
Amortized cost	$7	$57,693	$13,920	$2,534	$–	$74,154
Fair value	7	57,437	14,030	2,527	–	74,001
Average yield	8.57%	4.00%	6.19%	5.09%	–%	4.45%
5 to 10 years
Amortized cost	$121	$37,959	$32,970	$27,129	$–	$98,179
Fair value	126	37,519	33,896	26,745	–	98,286
Average yield	4.89%	4.70%	6.97%	4.80%	–%	5.49%
Over 10 years
Amortized cost	$144	$27,989	$2,964	$280,030	$54,709	$365,836
Fair value	149	27,706	2,950	275,119	58,462	364,386
Average yield	3.74%	5.38%	5.24%	4.81%	7.18%	5.22%
Total amortized cost	$272	$131,603	$52,922	$309,715	$55,727	$550,239
Total fair value	$282	$130,600	$53,938	$304,413	$59,500	$548,733
Total average yield	4.37%	4.57%	6.59%	4.82%	7.19%	5.17%

4. Loans:

Peoples Bank originates various types of loans, including commercial, financial and agricultural loans (“commercial loans”), real estate loans and consumer loans, focusing primarily on lending opportunities in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets. Loans are comprised of the following at December 31:

(Dollars in Thousands)	2006	2005
Commercial, mortgage	$469,934	$504,923
Commercial, other	191,847	136,331
Real estate, construction	99,311	50,745
Real estate, mortgage	297,663	316,081
Consumer	73,639	63,796
Total loans	$1,132,394	$1,071,876

Excluded from the loan balances above are $1.0 million and $1.1 million of real estate loans originated and held for sale in the secondary market at December 31, 2006 and 2005, respectively. Peoples Bank has pledged certain loans secured by 1-4 family and multifamily residential mortgages and commercial mortgages under a blanket collateral agreement to secure borrowings from the FHLB as discussed in Note 8. At December 31, 2006, the amount of such pledged loans totaled $504.6 million. Peoples Bank has also pledged certain commercial loans totaling $5.4 million at December 31, 2006, to the Federal Reserve Bank of Cleveland to secure advances from the discount window.

Nonperforming/Past Due Loans: Nonaccrual loans totaled $8,785,000 and $6,284,000 at December 31, 2006 and 2005, respectively. Accruing loans past due 90 or more days totaled $1,000 and $251,000 at December 31, 2006 and 2005, respectively. Renegotiated loans totaled $1,218,000 and $0 at December 31, 2006 and 2005, respectively. There were no commitments to lend additional funds to borrowers whose loans had been renegotiated.

Impaired Loans: At December 31, 2006, impaired loans totaled $19,449,000, including $4,872,000 of impaired loans for which the related allowance for loan losses was $1,457,000. Impaired loans totaled $11,849,000 at December 31, 2005, including $4,849,000 of impaired loans for which the related allowance for loan losses was $1,898,000. The remaining impaired loan balances do not have a related allocation of the allowance for loan losses. Peoples' average investment in impaired loans was $18,374,000, $10,751,000 and $17,681,000 and interest income recognized on impaired loans was $883,000, $668,000 and $513,000 in 2006, 2005 and 2004, respectively. Interest received on impaired loans is included in income if principal recovery is reasonably assured.

Loan Concentrations: Peoples' loans consist of credits to borrowers spread over a broad range of industrial classifications, with no loans to foreign entities. Peoples’ largest concentration of commercial loans consist of credits to assisted living facilities and nursing homes, which totaled $53,968,000 and $57,343,000 at December 31, 2006 and 2005, respectively. Loans to lodging and lodging related companies also represent a significant portion of Peoples’ commercial loans, totaling $52,700,000 and $56,174,000 at December 31, 2006 and 2005, respectively. These credits were subjected to Peoples’ normal commercial underwriting standards and did not present more than the normal amount of risk assumed in other lending areas. Peoples does not extend credit to any single borrower or group of related borrowers in excess of the legal lending limit of its subsidiary bank.

Related Party Loans: In the normal course of its business, Peoples Bank has granted loans to executive officers and directors of Peoples and to their affiliates. Related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectibility. At December 31, 2006, no related party loan was past due 90 or more days, renegotiated or on nonaccrual status. The following is an analysis of activity of related party loans for the year ended December 31, 2006:

(Dollars in Thousands)
Balance, January 1, 2006	$24,381
New loans and disbursements	11,741
Repayments	(12,011)
No longer executive officer or director	(9,096)
Other changes	547
Balance, December 31, 2006	$15,562

Allowance for Loan Losses: Changes in the allowance for loan losses for each of the three years in the period ended December 31, 2006, were as follows:

(Dollars in Thousands)	2006	2005	2004
Balance, beginning of year	$14,720	$14,760	$14,575
Charge-offs	(5,484)	(4,193)	(3,787)
Recoveries	1,651	2,125	1,426
Net charge-offs	(3,833)	(2,068)	(2,361)
Provision for loan losses	3,622	2,028	2,546
Balance, end of year	$14,509	$14,720	$14,760

Included in the allowance for loan losses was an allocation for credit cards of $113,000 at December 31, 2004 relating to the credit card recourse disclosed in Note 12. There was no allocation at December 31, 2006 or 2005, due to the expiration of the recourse during 2005.

5. Bank Premises and Equipment:

The major categories of bank premises and equipment and accumulated depreciation are summarized as follows at December 31:

(Dollars in Thousands)	2006	2005
Land	$4,785	$4,577
Building and premises	27,849	27,020
Furniture, fixtures and equipment	16,119	15,616
	48,753	47,213
Accumulated depreciation	(25,298)	(23,727)
Net book value	$23,455	$23,486

Peoples depreciates its building and premises and furniture, fixtures and equipment over estimated useful lives generally ranging from 5 to 40 years and 2 to 10 years, respectively. Depreciation expense was $2,128,000, $2,264,000 and $2,451,000, in 2006, 2005 and 2004, respectively.

Leases: Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods ranging from two to ten years. Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease. All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense was $725,000, $854,000 and $550,000 in 2006, 2005 and 2004, respectively.

Peoples leases certain properties from related parties. Payments related to these leases totaled $191,000, $153,000 and $71,000 for 2006, 2005 and 2004, respectively. The terms of these leases are substantially the same as those offered for comparable transactions with non-related parties at the time the lease transactions were consummated.

The future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2006:

(Dollars in Thousands)
2007	$643
2008	653
2009	613
2010	584
2011	578
Thereafter	3,026
Total	$6,097

6. Deposits:

Included in interest-bearing deposits are various time deposit products. The maturities of time deposits for each of the next five years and thereafter are as follows: $452,310,000 in 2007; $159,972,000 in 2008; $18,495,000 in 2009; $10,676,000 in 2010; $2,536,000 in 2011 and $24,000 thereafter. Deposits from related parties approximated $9.4 million and $10.2 million at December 31, 2006 and 2005, respectively.

7. Short-term Borrowings:

Peoples utilizes various short-term borrowings as sources of funds, which are summarized as follows:

(Dollars in Thousands)	Federal Funds Purchased	Retail Repurchase Agreements	FHLB Advances	National Market Repurchase Agreements
2006
Ending balance	$–	$31,683	$158,200	$5,000
Average balance	2	31,479	178,235	1,246
Highest month end balance	–	36,768	259,700	5,000
Interest expense	–	1,306	9,067	70
Weighted-average interest rate:
End of year	–%	4.57%	5.18%	5.34%
During the year	–	4.15	5.09	5.62
2005
Ending balance	$–	$35,896	$137,800	$–
Average balance	–	21,129	107,184	–
Highest month end balance	–	35,896	167,000	–
Interest expense	–	572	3,652	–
Weighted-average interest rate:
End of year	–%	3.57%	4.12%	–%
During the year	–	2.71	3.36	–
2004
Ending balance	$–	$14,495	$37,400	$–
Average balance	420	16,385	70,246	–
Highest month end balance	6,500	18,788	99,700	–
Interest expense	8	155	967	–
Weighted-average interest rate:
End of year	–%	1.52%	2.23%	–%
During the year	1.82	0.95	1.38	–

The FHLB advances consist of overnight borrowings and other advances with an original maturity of one year or less. As detailed in Note 8, FHLB advances are collateralized by residential and non-residential mortgage loans and investment securities.

Peoples’ national market repurchase agreements consist of agreements with high quality, financially secure financial service companies that have original maturities of one year or less.

Peoples’ retail repurchase agreements consist of agreements with Peoples’ commercial customers and serve as a cash management tool.

8. Long-term Borrowings:

Long-term borrowings consisted of the following at December 31:

(Dollars in Thousands)	2006	2005
Term note payable, at LIBOR (parent company)	$–	$13,600
National market repurchase agreements, bearing interest
at rates ranging from 3.27% to 4.77%	130,000	157,850
FHLB convertible rate advances, bearing interest at rates
ranging from 4.69% to 5.63%	32,000	102,000
FHLB non-amortizing, fixed rate advances, bearing interest at
rates ranging from 3.62% to 4.48%	6,000	41,000
FHLB amortizing, fixed rate advances, bearing interest at rates
ranging from 2.01% to 5.00%	32,793	48,016
Total long-term borrowings	$200,793	$362,466

Peoples’ national market repurchase agreements consist of agreements with high quality, financially secure financial service companies and have original maturities ranging from 2 to 5 years.

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

All FHLB advances, including short-term advances, are collateralized by Peoples Bank's real estate mortgage portfolio and other bank assets. Peoples’ borrowing capacity with the FHLB is based on the amount of FHLB common stock owned by Peoples Bank and the amount of collateral pledged. The most restrictive requirement of the debt agreement requires Peoples to provide commercial real estate mortgage loans as collateral in an amount not less than 300% of advances outstanding.

The aggregate minimum annual retirements of long-term borrowings in the next five years and thereafter are as follows:

(Dollars in Thousands)
2007	$76,314
2008	53,682
2009	24,342
2010	160
2011	45,125
Thereafter	1,170
Total	$200,793

Included in the amount to be repaid in 2007 is a $45 million national market repurchase agreement at a rate of 3.27% that matured in January 2007, and was repaid using overnight FHLB borrowings.

9.	Junior Subordinated Notes Held By Subsidiary Trusts:

Peoples Bancorp has two statutory business trusts (the “Trusts”) that were formed for the purpose of issuing or participating in pools of corporation-obligated mandatorily redeemable capital securities (the “Capital Securities” or “Trust Preferred Securities”), with 100% of the common equity in the Trusts owned by Peoples Bancorp. The proceeds from the Capital Securities and common equity were invested in junior subordinated debt securities of Peoples Bancorp (the “Debentures”).

The Debentures held by the trusts are the sole assets of those trusts. Distributions on the Capital Securities are payable semiannually at a rate per annum equal to the interest rate being earned by the Trusts on the Debentures and are recorded as interest expense by Peoples. Since the Trusts are variable interest entities and Peoples Bancorp is not deemed to be the primary beneficiary, the Trusts are not included in Peoples’ consolidated financial statements. As a result, Peoples includes the Debentures as a separate category of long-term debt on the Consolidated Balance Sheets entitled “Junior Subordinated Notes Held by Subsidiary Trusts” and the related expense as interest expense on the Consolidated Statements of Income.

Under the provisions of the Debenturues, Peoples Bancorp has the right to defer payment of interest on the Debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on the Debentures are deferred, the dividends on the Capital Securities are also deferred. Interest on the Debentures is cumulative. Peoples Bancorp has entered into agreements which, taken collectively, fully and unconditionally guarantee the Capital Securities subject to the terms of each of the guarantees.

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

(Dollars in thousands)	2006	2005
Capital securities of PEBO Capital Trust I, 8.62%, due May 1, 2029, net of unamortized issuance costs	$22,425	$22,415

Capital securities of PEBO Capital Trust II, 6-month LIBOR + 3.70%, due April 22, 2032, net of unamortized issuance costs	6,987	6,935

Total capital securities	$29,412	$29,350

Total capital securities qualifying for Tier 1 capital	$29,412	$29,350

The Trust Preferred Securities currently qualify as Tier 1 capital for regulatory capital purposes, subject to certain quantitative limits and qualitative standards. On March 1, 2005, the Board of Governors of the Federal Reserve System adopted final rules amending its risk-based capital standards for bank holding companies regarding the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The new rules, which include a five-year transition period, limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of core capital elements, net of goodwill. The excess amount of trust preferred securities not qualifying for Tier 1 capital may be included in Tier 2 capital. Additionally, trust preferred securities no longer qualify for Tier 1 capital within five years of their maturity. The Capital Securities will continue to qualify as Tier 1 capital under the new rules until they are within five years of maturity.

10. Employee Benefit Plans:

Peoples sponsors a noncontributory defined benefit pension plan that covers substantially all employees hired before January 1, 2003, and noncontributory defined contribution plan that covers substantially all employees hired on or after January 1, 2003. The plan provides retirement benefits based on an employee’s years of service and compensation. Peoples also has a contributory benefit postretirement plan for former employees who were retired as of December 31, 1992. The plan provides health and life insurance benefits. Peoples’ policy is to fund the cost of the benefits as they are incurred.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ending December 31, 2006, and a statement of the funded status as of December 31, 2006 and 2005:

	Pension Benefits		Postretirement Benefits
(Dollars in Thousands)	2006	2005	2006	2005
Change in benefit obligation:
Obligation at January 1	$13,361	$13,526	$515	$584
Service cost	869	867	–	–
Interest cost	756	717	25	32
Plan participants’ contributions	–	–	103	125
Actuarial (gain) loss	(42)	370	82	(4)
Benefit payments	(1,396)	(175)	(165)	(222)
Settlements	–	(1,944)	–	–
Obligation at December 31	$13,548	$13,361	$560	$515
Accumulated benefit obligation at December 31	$10,646	$10,611	$–	$–

Change in plan assets:
Fair value of plan assets at January 1	$13,606	$13,358	$–	$–
Actual return on plan assets	1,640	867	–	–
Employer contributions	1,200	1,500	62	97
Plan participants’ contributions	–	–	103	125
Benefit payments	(1,396)	(175)	(165)	(222)
Settlements	–	(1,944)	–	–
Fair value of plan assets at December 31	$15,050	$13,606	$–	$–

Funded status:
Funded status at December 31	$1,502	$246	$(560)	$(515)
Unrecognized prior-service cost	–	39	–	–
Unrecognized net loss	–	3,883	157	75
Net amount recognized	$1,502	$4,168	$(403)	$(440)

Amounts recognized in Consolidated Balance Sheets:
Prepaid benefit costs	$1,502	$4,168	$–	$–
Accrued benefit liability	–	–	(403)	(440)
Net amount recognized	$1,502	$4,168	$(403)	$(440)

Amounts recognized in other comprehensive loss
Unrecognized prior-service cost	$24	$–	$–	$–
Unrecognized net loss	1,994	–	–	–
Total	$2,018	$–	$–	$–

The estimated costs relating to Peoples’ pension benefits that will be amortized from accumulated comprehensive loss into net periodic cost over the next fiscal year are $2,000 of prior service costs and $164,000 of net loss.

The assumptions used in the measurement of Peoples’ benefit obligation at December 31 are shown in the following table:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Discount rate	6.00%	5.75%	6.00%	5.75%
Expected return on plan assets	8.50	8.50	n/a	n/a
Rate of compensation increase	3.50	3.50	n/a	n/a

Determination of Expected Long-term Rate of Return: The expected long-term rate of return on the plans’ total assets is based on the expected return of each category of the plan’s assets. Management considers the long-term historical returns of the assets within the portfolio and adjusts the rate, as necessary, for expected future returns on the assets in the plans in determining the rate.

Net Periodic Benefit Cost: The following table provides the components of net periodic benefit cost for the plans:

	Pension Benefits			Postretirement Benefits
(Dollars in Thousands)	2006	2005	2004	2006	2005	2004
Service cost	$869	$867	$903	$–	$–	$–
Interest cost	756	717	772	25	32	35
Expected return on plan assets	(1,164)	(1,127)	(972)	–	–	–
Amortization of prior service cost	2	2	2	–	11	11
Amortization of net loss	256	226	208	–	1	–
Settlements	–	679	–	–	–	–
Net periodic benefit cost	$719	$1,364	$913	$25	$44	$46

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2006, grading down 1% per year to an ultimate rate of 5% in 2011. The health care trend rate assumption does not have a significant effect on the contributory defined benefit postretirement plan; therefore, a one percentage point increase or decrease in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.

Plan Assets: Peoples’ investment strategy, as established by the Retirement Plan Committee, is to invest assets based upon established target allocations. The assets are reallocated periodically to meet the target allocations. The investment policy is reviewed periodically, under the advisement of a certified investment advisor, to determine if the policy should be changed. Peoples’ pension plan target and actual weighted-average asset allocations by asset category at December 31 are as follows:

	Target	2006	2005
Equity securities	60 – 75%	68%	64%
Debt securities	24 – 39	28	30
Real estate	–	–	3
Other	1	4	3
Total	100%	100%	100%

Equity securities of Peoples’ pension plan did not include any securities of Peoples Bancorp or related parties in 2006 or 2005.

Cash Flows: Peoples has not determined a contribution amount to its pension plan for 2007; however, actual contributions are made at the discretion of the Retirement Plan Committee and Peoples’ Board of Directors. Estimated future benefit payments, which reflect benefits attributable to estimated future service, for the years ending December 31 are as follows:

(Dollars in Thousands)
2007	$1,008
2008	851
2009	1,164
2010	1,817
2011	1,271
2012 to 2016	7,394

Retirement Savings Plan: Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants the opportunity to save for retirement on a tax-deferred basis. In addition, Peoples makes matching contributions equal to 100% of participants’ contributions that do not exceed 3% of the participants’ compensation, plus 50% of participants’ contributions between 3% and 5% of the participants’ compensation. Matching contributions made by Peoples totaled $698,000, $628,000 and $601,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

11. Income Taxes:

The effective income tax rate in the Consolidated Statement of Income is less than the statutory corporate tax rate due to the following:

	Year ended December 31
	2006	2005	2004
Statutory corporate federal tax rate	35.0%	35.0%	35.0%
Differences in rate resulting from:
Interest on obligations of state and political subdivisions	(3.2)	(3.4)	(4.0)
Investments in low-income housing tax credit funds	(2.1)	(2.8)	(3.6)
Business owned life insurance	(2.0)	(2.2)	(2.7)
Other, net	(1.0)	0.5	0.2
Effective income tax rate	26.7%	27.1%	24.9%

The significant components of Peoples' deferred tax assets and liabilities consisted of the following at December 31:

(Dollars in Thousands)	2006	2005
Deferred tax assets:
Allowance for loan losses	$5,990	$6,033
Accrued employee benefits	370	(593)
Deferred loan fees and costs	51	375
Available-for-sale securities	527	601
AMT credit carryforward	2,367	2,618
Other	623	247
Valuation allowance	(956)	(877)
Total deferred tax assets	8,972	8,404

Deferred tax liabilities:
Bank premises and equipment	1,193	1,173
Deferred income	895	1,548
Investments	2,197	2,460
Other	3,702	3,507
Total deferred tax liabilities	7,987	8,688
Net deferred tax asset (liability)	$985	$(284)

The tax credit carryforward at December 31, 2006 and 2005 may be carried over indefinitely. The valuation allowances at December 31, 2006 and 2005, represented the amount of the AMT credit carryforward that may not be realized in a reasonable period. The related federal income tax expense (benefit) on securities transactions approximated $93,000 in 2006, $189,000 in 2005 and $(1,064,000) in 2004.

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

Loan Commitments and Standby Letters of Credit: Loan commitments are made to accommodate the financial needs of Peoples' customers. Standby letters of credit are instruments issued by Peoples Bank guaranteeing the beneficiary payment by the bank in the event of default by Peoples Bank's customer in the nonperformance of an obligation or service. Historically, most loan commitments and standby letters of credit expire unused. Peoples' exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Peoples uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

The total amounts of loan commitments and standby letters of credit are summarized as follows at December 31:

	Contractual Amount
(Dollars in Thousands)	2006	2005
Loan commitments	$176,431	$162,065
Standby letters of credit	43,900	29,803

Interest Rate Contracts: At December 31, 2006, Peoples held an option to initiate an interest rate swap beginning on October 19, 2002, and continuing on a quarterly basis until its expiration in July 2009. Under the terms of the interest rate swap, Peoples would receive LIBOR based variable rate payments and pay fixed rate payments to a counter-party, computed on a notional amount of $17 million. Peoples entered into this interest rate contract to hedge a $17 million long-term, fixed rate FHLB advance, which could convert to a variable rate at the FHLB’s discretion. At December 31, 2006, Peoples had not exercised its option under this interest rate contract since the advance remained a fixed rate advance. Changes in estimated fair value of this interest rate contract are recorded in earnings.

Other: Peoples also has commitments to make additional capital contributions in low-income housing projects. Such commitments approximated $1.6 million at December 31, 2006, and $2.5 million at December 31, 2005. The maximum aggregate amounts Peoples could be required to make for each of the next five years are as follows: $289,000 in 2007; $246,000 in 2008 and 2009; $239,000 in 2010 and $233,000 in 2011.

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

13. Regulatory Matters:

The following is a summary of certain regulatory matters affecting Peoples Bancorp and its subsidiaries:

Capital Requirements: Peoples and Peoples Bank are subject to various regulatory capital requirements administered by the banking regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Peoples and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of each entity's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Peoples' and Peoples Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Peoples and Peoples Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Peoples and Peoples Bank met all capital adequacy requirements at December 31, 2006.

As of December 31, 2006, the most recent notifications from the banking regulatory agencies categorized Peoples and Peoples Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Peoples and Peoples Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Peoples or Peoples Bank's category.

Peoples and Peoples Bank’s actual capital amounts and ratios as of December 31 are also presented in the following table:

(Dollars in Thousands)	Actual		For Capital Adequacy		To Be Well Capitalized
2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (1)
Peoples	$177,523	13.2%	$107,825	8.0%	$134,782	10.0%
Peoples Bank	153,716	11.5	107,030	8.0	133,787	10.0

Tier 1 (2)
Peoples	161,438	12.0	53,913	4.0	80,869	6.0
Peoples Bank	139,207	10.4	53,515	4.0	80,272	6.0

Tier 1 Leverage (3)
Peoples	161,438	8.9	72,521	4.0	90,652	5.0
Peoples Bank	139,207	7.7	71,966	4.0	89,957	5.0

2005
Total Capital (1)
Peoples	$161,226	12.9%	$99,950	8.0%	$124,938	10.0%
Peoples Bank	150,430	12.1	99,196	8.0	123,994	10.0

Tier 1 (2)
Peoples	144,994	11.6	49,975	4.0	74,963	6.0
Peoples Bank	135,709	10.9	49,598	4.0	74,397	6.0

Tier 1 Leverage (3)
Peoples	144,994	8.1	71,614	4.0	89,518	5.0
Peoples Bank	135,709	7.7	70,828	4.0	88,535	5.0

(1) Ratio represents total capital to net risk-weighted assets.
(2) Ratio represents Tier 1 capital to net risk-weighted assets.
(3) Ratio represents Tier 1 capital to average assets.

Limits on Dividends: The primary source of funds for the dividends paid by Peoples Bancorp is dividends received from Peoples Bank. The payment of dividends by Peoples Bank is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years. At December 31, 2006, Peoples Bank’s had $1.2 million of net profits available for distribution to Peoples Bancorp as dividends without regulatory approval. During 2007, the net of Peoples Bank’s retained net profits of 2007 through the dividend date and retained earnings of $5.7 million will be available for distribution to Peoples Bancorp as dividends without regulatory approval.

14. Federal Reserve Requirements:

Peoples Bank is required to maintain a certain level of reserves consisting of non-interest-bearing balances with the Federal Reserve Bank and cash on hand. The reserve requirement is calculated on a percentage of total deposit liabilities and averaged $4.8 million for the year ended December 31, 2006.

15. Acquisitions:

At the close of business on November 10, 2006, Peoples Bank acquired a full-service banking office in Carroll, Ohio, (the “Carroll Office”) from First National Bank of McConnelsville and its $5.4 million of deposits. Concurrent with this acquisition, Peoples Bank sold its Chesterhill, Ohio banking office (the “Chesterhill Office”) and its $3.7 million of deposits to First National Bank of McConnelsville. The acquisition of the Carroll Office was accounted for under the purchase method of accounting. This transaction did not have a material impact on Peoples’ financial statements taken as a whole.

In May 2004, Peoples completed the acquisition of Barengo Insurance Agency, Inc., (“Barengo”), based in Marietta, Ohio, for initial consideration of $6.2 million ($3.0 million in cash and $3.2 million in Peoples Bancorp’s common shares). As part of the initial purchase price allocation, Peoples recorded goodwill of $4.8 million and customer relationship intangible of $2.0 million. The agreement also provides for additional consideration of up to $2.7 million ($1.3 million in cash and $1.4 million in Peoples Bancorp’s common shares) to be paid by Peoples over the subsequent three years, contingent on Barengo achieving certain revenue growth goals.

At the close of business on April 30, 2004, Peoples completed the acquisition of substantially all of the assets of Putnam Agency, Inc. (“Putnam Agency”), with offices in Ashland, Kentucky and Huntington, West Virginia, for initial consideration of $8.6 million ($6.6 million in cash and $2.0 million in Peoples Bancorp’s common shares), of which $1.5 million is being paid out in three annual installments beginning April 2005. The agreement also provides for additional consideration of up to $4.4 million in cash to be paid by Peoples over the next three years, contingent on the Putnam Agency achieving certain revenue growth goals. Peoples accounted for this transaction under the purchase method of accounting. As part of the initial purchase price allocation, Peoples recorded goodwill of $5.5 million and customer relationship intangible of $3.2 million.

In 2006 and 2005, the acquired agencies achieved revenue goals that resulted in contingent consideration totaling $1.5 million and $0.9 million being earned and paid by Peoples, a portion of which was paid in Peoples Bancorp’s common shares and the remainder in cash in accordance with the agreements.

Both Barengo and the Putnam Agency were full-service insurance agencies that offered a wide range of insurance products to both commercial and individual clients. Peoples operates the former agencies as divisions of Peoples Insurance Agency, Inc., using the “Barengo Insurance Agency” and “Putnam Agency” trade names.

The balances and operations of the acquired businesses are included in Peoples’ financial statements from the date of acquisition and do not materially impact Peoples’ financial position, results of operations or cash flows for any period presented. In addition, Peoples made several other acquisitions in prior years accounted for under the purchase method of accounting. The purchase prices of these acquisitions were allocated to the identifiable tangible and intangible assets acquired based upon their fair value at the acquisition date.

The changes in the carrying amount of goodwill for the years ended December 31, were as follows:

(Dollars in Thousands)	2006	2005
Balance at January 1	$59,767	$59,096
Goodwill on branch acquisitions	110	–
Contingent consideration earned	1,496	862
Reductions resulting from valuation adjustments in final purchase price allocations	–	(191)
Balance at December 31	$61,373	$59,767

16. Stock–Based Compensation:

Under the Peoples Bancorp Inc. 2006 Equity Plan (the “2006 Equity Plan”), Peoples may grant, among other things, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights or any combination thereof to certain employees covering up to 500,000 common shares. The 2006 Equity Plan replaced all other previously approved stock option plans that provided for the granting of both incentive stock options and non-qualified stock options to directors, officers and key employees but had no impact on any outstanding option previously granted under any predecessor plan.

The Compensation Committee of Peoples’ Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award contract under the 2006 Equity Plan. Through December 31, 2006, nonqualified and incentive stock options were the only awards made by Peoples to employees and directors. In February 2007, Peoples granted restricted common shares and stock appreciation rights to certain officers and employees and restricted common shares to directors subject to the terms and conditions prescribed by the 2006 Equity Plan.

Stock Options: Under the provisions of the 2006 Equity Plan and predecessor stock option plans, the price per share of any stock option granted is not be less than the fair market value of the common shares on the date of grant of an option. Recent options granted to employees vest three years from the grant date. Options granted to directors of Peoples Bancorp and Peoples Bank vest in six months. All granted options to both employees and directors expire ten years from the date of grant. Common shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares are issued from available authorized shares.

On December 29, 2005, Peoples accelerated the vesting schedule with regard to all unvested stock options previously granted to employees of Peoples and its subsidiaries, including executive officers of Peoples, and subsidiary directors pursuant to Peoples’ various stock option plans. No unvested stock options held by directors of Peoples Bancorp were accelerated. As a result, an aggregate of 161,514 options became exercisable on that date. These options were originally scheduled to vest over a period of six years, with a significant portion due to vest in 2006. Peoples recognized non-cash compensation expense of $122,000 in 2005 as a result of this acceleration.

The following summarizes the changes to Peoples’ stock options for the year ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	475,832	$20.41
Granted	65,615	28.59
Exercised	140,433	19.87
Forfeited	3,248	28.41
Outstanding at December 31	397,766	21.88	5.3 years	$3,112,000

Exercisable at December 31	351,334	21.01	4.8 years	$3,053,000

The weighted average estimated fair value of options granted during the year was $7.37; $7.28 and $8.15 in 2006, 2005 and 2004, respectively. The total intrinsic value of stock options exercised was $1.4 million in 2006, $1.1 million in 2005 and $2.2 million in 2004. At December 31, 2006, unrecognized stock-based compensation expense related to unvested stock options totaled $131,000.

The estimated fair value was calculated at grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2006	2005	2004
Risk-free interest rate	4.56%	4.37%	4.14%
Dividend yield	2.65%	2.61%	2.62%
Volatility factor of the market price of parent stock	25.8%	26.0%	27.8%
Weighted average expected life of options	6.4 years	6.5 years	7.0 years

The Black-Scholes option valuation model was originally developed for use in estimating the fair value of traded options, which have different characteristics than options granted by Peoples, such as no vesting or transfer restrictions. The model requires the input of highly subjective assumptions, including the expected stock price volatility, which can materially affect the fair value estimate. The expected volatility and expected life assumptions were based solely on historical data. The expected dividend yield is computed based on the current dividend rate, and the risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the options.

The following summarizes information concerning Peoples’ stock options outstanding at December 31, 2006:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Option Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Option Shares Exercisable		Weighted Average Exercise Price
$11.87	to	$13.59	56,683	2.6 years	$13.45	56,683		$13.45
$12.59	to	$18.98	88,905	1.9 years	16.53	88,905		16.53
$18.98	to	$22.32	68,137	5.8 years	22.17	68,137		22.17
$22.33	to	$27.51	96,350	6.7 years	25.44	96,350		25.44
$27.74	to	$30.00	87,691	8.6 years	28.61	41,259		28.80
Total			397,766	5.3 years	$21.88	351,334	$97,766	21.01

17. Parent Company Only Financial Information:

Condensed Balance Sheets

	December 31,
(Dollars in Thousands)	2006	2005
Assets:
Cash	$2,155	$2,030
Interest-bearing deposits in subsidiary bank	11,809	13,401
Receivable from subsidiary bank	600	302
Available-for-sale investment securities, at estimated fair value (amortized
cost of $1,291 and $1,393 at December 31, 2006 and 2005, respectively)	4,790	4,751
Investments in subsidiaries:
Bank	188,112	186,635
Non-bank	27,365	28,828
Other assets	850	884
Total assets	$235,681	$236,831

Liabilities:
Accrued expenses and other liabilities	$6,847	$8,690
Dividends payable	2,253	2,114
Long-term borrowings	–	13,600
Junior subordinated debentures held by subsidiary trusts	29,412	29,350
Total liabilities	38,512	53,754

Stockholders' equity	197,169	183,077
Total liabilities and stockholders' equity	$235,681	$236,831

Consolidated Statements of Income

	Year ended December 31,
(Dollars in Thousands)	2006	2005	2004
Income:
Dividends from subsidiary bank	$21,750	$18,300	$24,500
Dividends from non-bank subsidiary	2,300	–	–
Interest	598	270	166
Rental income from subsidiaries	–	32	55
Other income	1	528	34
Total income	24,649	19,130	24,755

Expenses:
Interest expense on junior subordinated notes held by subsidiary trusts	2,689	2,564	2,441
Intercompany management fees	875	744	685
Interest	691	696	483
Other expense	1,488	1,070	836
Total expenses	5,743	5,074	4,445

Income before federal income taxes and equity in undistributed
earnings of (excess dividends from) subsidiaries	18,906	14,056	20,310
Applicable income tax benefit	(2,160)	(1,178)	(1,322)
Equity in undistributed earnings of (excess dividends from) subsidiaries	492	5,265	(3,357)
Net income	$21,558	$20,499	$18,275

Statements of Cash Flows

	Year ended December 31,
(Dollars in Thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$21,558	$20,499	$18,275
Adjustment to reconcile net income to cash provided by operations:
Amortization and depreciation	12	33	32
(Equity in undistributed earnings of) excess dividends from subsidiaries	(492)	(5,265)	3,357
Other, net	(610)	4,003	2,058
Net cash provided by operating activities	20,468	19,270	23,722

Cash flows from investing activities:
Net proceeds from sales and maturity investment securities	100	907	90
Net proceeds from sale of premises and equipment	–	182	–
Investment in subsidiaries	–	–	(4,095)
Acquisitions, net of cash received	(1,453)	(1,157)	(6,948)
Net cash used in investing activities	(1,353)	(68)	(10,953)

Cash flows from financing activities:
Payments on long-term borrowings	(13,600)	(1,700)	(1,700)
Purchase of treasury stock	(1,214)	(1,754)	(13,709)
Change in receivable from subsidiary	(298)	328	(209)
Proceeds from issuance of common stock	2,719	1,747	1,118
Repurchase of Trust Preferred Securities	(25)	–	–
Cash dividends paid	(8,164)	(7,463)	(7,146)
Net cash used in financing activities	(20,582)	(8,842)	(21,646)
Net (decrease) increase in cash	(1,467)	10,360	(8,877)
Cash and cash equivalents at the beginning of the year	15,431	5,071	13,948
Cash and cash equivalents at the end of the year	$13,964	$15,431	$5,071

Supplemental cash flow information:
Interest paid	$732	$684	$478

18. Contingent Liabilities

In the normal course of business, Peoples Bancorp and its subsidiaries are routinely subject to examinations and challenges from federal and state tax authorities regarding positions taken in their tax returns. Any challenge or examination by a tax authority may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. While management believes it has taken appropriate positions on the tax returns filed, any examination or challenge made that is not resolved in Peoples’ favor could have a material adverse effect on Peoples’ financial condition and results of operation.

Peoples Bank has been undergoing an examination by the Ohio Department of Taxation (the “Department”) of its 2002 Ohio Corporation Franchise Tax Report related to the fiscal year ended December 31, 2001 (the “2002 tax year”) and its 2003 Ohio Corporation Franchise Tax Report related to the fiscal year ended December 31, 2002 (the “2003 tax year”). Additionally, the Department has indicated that Peoples Bank’s 2004, 2005 and 2006 Ohio Corporation Franchise Tax Reports will be examined in the near future. While management believes it has taken appropriate positions on these tax returns, it is inherently difficult to predict the outcome of such examinations. The Department has issued a Notice of Assessment in the amount of approximately $1.4 million in regard to Peoples Bank’s corporate franchise tax liability for the 2002 tax year and has proposed adjustments to Peoples Bank’s 2003 tax year on the basis of the 2002 assessment that would materially increase the amount of franchise tax due. Management disagrees with the assessment and the proposed adjustments in their entirety, and has filed a Petition for Reassessment with the Department objecting to the assessment.

To the extent management determines additional taxes may be due, Peoples recognizes liabilities for such tax exposures when losses associated with the claims are judged to be probable and the amount of loss can be reasonably estimated. Management is unable to assess whether an unfavorable outcome is probable, nor to estimate the amount of liability, if any, that might result from an unfavorable outcome.

19. Summarized Quarterly Information (Unaudited):

A summary of selected quarterly financial information for 2006 and 2005 follows:

(Dollars in Thousands, except Per Share Data)	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$25,748	$27,006	$27,649	$28,391
Interest expense	12,245	13,701	14,706	14,925
Net interest income	13,503	13,305	12,943	13,466
Provision for loan losses	268	573	929	1,852
Net gain on securities transactions	–	4	2	259
Gain on sale of banking offices	–	–	232	222
Other income	8,114	7,605	7,316	7,371
Intangible asset amortization	582	567	556	556
Other expenses	12,484	11,990	12,210	12,352
Income tax expense	2,352	2,248	1,476	1,789
Net income	$5,931	$5,536	$5,322	$4,769
Earnings per share:
Basic	$0.56	$0.52	$0.50	$0.45
Diluted	$0.56	$0.52	$0.50	$0.44
Weighted-average shares outstanding:
Basic	10,530,444	10,591,926	10,638,824	10,663,272
Diluted	10,655,233	10,714,030	10,748,996	10,768,851

(Dollars in Thousands, except Per Share Data)	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$22,643	$23,397	$24,355	$25,380
Interest expense	9,931	10,481	11,205	11,852
Net interest income	12,712	12,916	13,150	13,528
Provision for loan losses	941	40	485	562
Net gain on securities transactions	233	3	–	303
Net gain (loss) on asset disposals	8	113	(9)	46
Other income	7,127	7,202	7,127	7,014
Intangible asset amortization	688	674	661	646
Other expenses	12,059	12,766	11,875	11,973
Income tax expense	1,700	1,876	1,979	2,049
Net income	$4,692	$4,878	$5,268	$5,661
Earnings per share:
Basic	$0.45	$0.47	$0.50	$0.54
Diluted	$0.44	$0.46	$0.50	$0.53
Weighted-average shares outstanding:
Basic	10,419,189	10,405,989	10,451,578	10,501,679
Diluted	10,558,003	10,541,774	10,591,470	10,631,310

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information concerning (a) directors of Peoples Bancorp Inc. (“Peoples”), (b) the procedures by which shareholders of Peoples may recommend nominees to Peoples’ Board of Directors, (c) the Audit Committee of Peoples’ Board of Directors and (d) the Board of Directors’ determination that Peoples has an “audit committee financial expert” serving on its Audit Committee required by Items 401, 407(c)(3), 407(d)(4) and 407(d)(5) of SEC Regulation S-K is included in the sections captioned “ELECTION OF DIRECTORS”, “THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD” and “NOMINTATING PROCEDURES” on pages 8 through 16 of the definitive Proxy Statement of Peoples Bancorp Inc. relating to the Annual Meeting of Shareholders to be held April 12 ,2007 (“Peoples’ Definitive Proxy Statement”), which sections are incorporated herein by reference.

The information regarding Peoples’ executive officers required by Item 401 of SEC Regulation S-K is included under Part I of this Form 10-K in the section captioned “Executive Officers Of The Registrant”.

The information required by Item 405 of SEC Regulation S-K is included under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” on page 7 of Peoples’ Definitive Proxy Statement, which section is incorporated herein by reference.

The Board of Directors of Peoples has adopted charters for each of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee.

In accordance with the requirements of Rule 4350(n) of The NASDAQ Stock Market, Inc. Marketplace Rules, the Board of Directors of Peoples has adopted a Code of Ethics covering the directors, officers and employees of Peoples and its affiliates, including, without limitation, the principal executive officer, the principal financial officer and principal accounting officer of Peoples. Peoples intends to disclose the following in a current report on Form 8-K and on the “Corporate Governance & Ethics” page of its Internet website at www.peoplesbancorp.com within four business days following their occurrence:

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

In addition, Peoples will disclose any waiver from the provisions of the Code of Ethics granted to a director or executive officer of Peoples in a current report on Form 8-K within four business days following their occurrence.

Each of the Code of Ethics, the Audit Committee Charter, the Governance and Nominating Committee Charter and the Compensation Committee Charter is posted on the “Corporate Governance & Ethics” page of Peoples’ Internet website. Interested persons may also obtain copies of the Code of Ethics without charge by writing to Peoples Bancorp Inc., Attention: Corporate Secretary, 138 Putnam Street, P.O. Box 738, Marietta, Ohio 45750-0738.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is included in the section captioned “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” on page 36 of Peoples’ Definitive Proxy Statement, the section captioned “EXECUTIVE COMPENSATION” on pages 17 through 24 of Peoples’ Definitive Proxy Statement and the section captioned “COMPENSATION COMMITTEE REPORT” on page 24 of Peoples’ Definitive Proxy Statement, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 regarding the security ownership of certain beneficial owners and management is included in the section captioned “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” on pages 3 through 7 of Peoples’ Definitive Proxy Statement, which section is incorporated herein by reference.

Equity Compensation Plan Information

The table below provides information as of December 31, 2006, with respect to compensation plans under which common shares of Peoples are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services. These compensation plans include:

(i)	the Peoples Bancorp Inc. Amended and Restated 1993 Stock Option Plan (the “1993 Plan”);
(ii)	the Peoples Bancorp Inc. 1995 Stock Option Plan (the “1995 Plan”);
(iii)	the Peoples Bancorp Inc. 1998 Stock Option Plan (the “1998 Plan”);
(iv)	the Peoples Bancorp Inc. 2002 Stock Option Plan (the “2002 Plan”);
(v)	the Peoples Bancorp Inc. 2006 Equity Plan (the “2006 Plan”); and
(vi)	the Peoples Bancorp Inc. Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the “Deferred Compensation Plan”).

All of these compensation plans were approved by the shareholders of Peoples.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	458,805(1)	$21.88(2)	503,330(3)

Equity compensations plans not approved by shareholders	–	–	–
Total	458,805	$21.88	503,330

(1)

Includes an aggregate of 397,766 common shares issuable upon exercise of options granted under the 1993 Plan, the 1995 Plan, the 1998 Plan, the 2002 Plan and the 2006 Plan and 61,039 common shares credited to participants’ accounts under the Deferred Compensation Plan.

(2)	Represents weighted-average exercise price of outstanding options under the 1993 Plan, the 1995 Plan, the 1998 Plan, the 2002 Plan and the 2006 Plan.
(3)

Includes 481,600 common shares and 21,730 common shares remaining available for issuance under the 2006 Plan and the Deferred Compensation Plan, respectively, at December 31, 2006. No common shares were available for issuance under the 1993 Plan, the 1995 Plan, the 1998 Plan and the 2002 Plan at December 31, 2006.

Additional information regarding Peoples’ stock option plans can be found in Note 16 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

In addition, Peoples maintains the Peoples Bancorp Inc. Retirement Savings Plan, which is intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is included in the section captioned “TRANSACTIONS WITH RELATED PERSONS” on page 8 of Peoples’ Definitive Proxy Statement, the sections captioned “ELECTION OF DIRECTORS” and “THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD” on pages 8 through 15 of Peoples’ Definitive Proxy Statement and the section captioned “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” on page 36 of Peoples’ Definitive Proxy Statement, which sections are incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is included in the section captioned “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” on pages 37 and 38 of Peoples’ Definitive Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements:
The following consolidated financial statements of Peoples Bancorp Inc. and subsidiaries are included in Item 8:

Page
Report of Independent Registered Public Accounting Firm (Ernst & Young LLP) on Consolidated
Financials Statements	49
Consolidated Balance Sheets as of December 31, 2006 and 2005	50
Consolidated Statements of Income for each of the three years ended December 31, 2006	51
Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2006	52
Consolidated Statements of Comprehensive Income for each of the three years ended
December 31, 2006	52
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2006	53
Notes to the Consolidated Financial Statements	54
Peoples Bancorp Inc. (Parent Company Only Financial Information is included in Note 17 of the
Notes to the Consolidated Financial Statements)	74

(a)(2)	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)	Exhibits

Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated herein by reference. For a list of such exhibits, see “Exhibit Index” beginning at page 83. The Exhibit Index specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)	Exhibits

Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated herein by reference. For a list of such exhibits, see “Exhibit Index” beginning at page 83.

(c)	Financial Statement Schedules
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP INC.

Date: March 8, 2007	By:/s/	MARK F. BRADLEY
Mark F. Bradley, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARK F. BRADLEY	President, Chief Executive Officer and	March 8, 2007
Mark F. Bradley	Director

/s/ DONALD J. LANDERS, JR.	Chief Financial Officer and Treasurer	March 8, 2007
Donald J. Landers, Jr.	(Principal Financial and Accounting Officer)

Director
Carl L. Baker, Jr.

/s/ GEORGE W. BROUGHTON	Director	March 8, 2007
George W. Broughton

/s/ FRANK L. CHRISTY	Director	March 8, 2007
Frank L. Christy

Director
Wilford D. Dimit

/s/ RICHARD FERGUSON	Director	March 8, 2007
Richard Ferguson

/s/ DAVID L. MEAD	Director	March 8, 2007
David L. Mead

/s/ ROBERT W. PRICE	Director	March 8, 2007
Robert W. Price

/s/ THEODORE P. SAUBER	Director	March 8, 2007
Theodore P. Sauber

/s/ PAUL T. THEISEN	Vice Chairman of the Board and Leadership	March 8, 2007
Paul T. Theisen	Director

/s/ JOSEPH H. WESEL	Chairman of the Board and Director	March 8, 2007
Joseph H. Wesel

/s/ THOMAS J. WOLF	Director	March 8, 2007
Thomas J. Wolf

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2006

Exhibit Number	Description	Exhibit Location
3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993).	Incorporated herein by reference to Exhibit 3(a) to the Registration Statement of Peoples Bancorp Inc. (“Peoples”) on Form 8-B filed July 20, 1993 (File No. 0-16772).

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994).	Incorporated herein by reference to Exhibit 3(a)(2) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-16772) ( “Peoples’ 1997 Form 10-K”).

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996).	Incorporated herein by reference to Exhibit 3(a)(3) to Peoples’ 1997 Form 10-K.

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003).	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772)(“Peoples’ March 31, 2003 Form 10-Q”).

3.1(e)	Amended Articles of Incorporation of Peoples Bancorp Inc. (reflecting amendments through April 23, 2003) [For SEC reporting compliance purposes only – not filed with Ohio Secretary of State].	Incorporated herein by reference to Exhibit 3(b) to Peoples’ March 31, 2003 Form 10-Q.

3.2(a)	Code of Regulations of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Registration Statement on Form 8-B filed July 20, 1993 (File No. 0-16772).

3.2(b)

Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003.

Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q.

3.2(c)	Certified Resolutions Regarding Adoption of Amendments to Article THREE of the Code of Regulations of Peoples Bancorp Inc. by Shareholders on April 8, 2004.	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)(“Peoples’ March 31, 2004 Form 10-Q”).

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772) (“Peoples’ April 14, 2006 Form 8-K”)

3.2(e)	Code of Regulations of Peoples Bancorp Inc. (reflecting amendments through April 13, 2006) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File No. 0-16772)

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt.	Filed herewith.

4.2	Indenture, dated as of April 20, 1999, between Peoples Bancorp Inc. and Wilmington Trust Company, as Debenture Trustee, relating to Junior Subordinated Deferrable Interest Debentures.

Incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Registration No. 333-81251) filed on June 22, 1999 by Peoples Bancorp Inc. and PEBO Capital Trust I (“Peoples’ 1999 Form S-4”).

4.3	Amended and Restated Declaration of Trust of PEBO Capital Trust I, dated and effective as of April 20, 1999.	Incorporated herein by reference to Exhibit 4.5 to Peoples’ 1999 Form S-4.

4.4

Series B Capital Securities Guarantee Agreement, dated as of September 23, 1999, between Peoples Bancorp Inc. and Wilmington Trust Company, as Guarantee Trustee, relating to Series B 8.62% Capital Securities.

Incorporated herein by reference to Exhibit 4 (i) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999. (File No. 0-16772)

4.5	Indenture, dated as of April 10, 2002, between Peoples Bancorp Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Debt Securities due 2032.

Incorporated herein by reference to Exhibit 4.1 to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 0-16772) (“Peoples’ September 30, 2002 Form 10-Q”).

4.6	Amended and Restated Declaration of Trust of PEBO Capital Trust II, dated and effective as of April 10, 2002.	Incorporated herein by reference to Exhibit 4.2 to Peoples’ September 30, 2002 Form 10-Q.

4.7	Guarantee Agreement, dated as of April 10, 2002, by and between Peoples Bancorp Inc. and Wilmington Trust Company, as Guarantee Trustee, relating to Floating Rate MMCaps(SM) Capital Securities.	Incorporated herein by reference to Exhibit 4.3 to Peoples’ September 30, 2002 Form 10-Q.

4.8	Loan Agreement made and entered into f June 12, 2003, by and between Peoples Bancorp Inc. and First Tennessee Bank National Association.	Incorporated herein by reference to Exhibit 10(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 0-16772) (the “June 30, 2003 Form 10-Q”).

4.9	Promissory note executed by Peoples Bancorp Inc., as Maker in the principal amount of $17,000,000 dated June 12, 2003.	Incorporated herein by reference to Exhibit 10(b) to Peoples’ June 30, 2003 Form 10-Q.

4.10	Commercial Pledge Agreement dated June 12, 2003, made and executed by and between Peoples Bancorp Inc. and First Tennessee Bank National Association.	Incorporated herein by reference to Exhibit 10(c) to Peoples’ June 30, 2003 Form 10-Q.

10.1(a)	Peoples Bancorp Inc. Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (Amended and Restated Effective January 2, 1998.)*	Incorporated herein by reference to Exhibit 10(a) to Peoples’ Registration Statement on Form S-8 filed December 31, 1997 (Registration No. 333-43629).

10.1(b)	Amendment No. 1 to Peoples Bancorp Inc. Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries effective as of January 2, 1998.*	Incorporated herein by reference to Exhibit 10(b) to Peoples’ Post-Effective Amendment No. 1 to Form S-8 filed September 4, 1998 (Registration No. 333-43629).

10.2	Summary of the Performance Compensation Program for Peoples Bancorp Inc. effective for calendar years beginning on or after January 1, 2002.*	Incorporated herein by reference to Exhibit 10(c) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-16772).

10.3	Amended and Restated Peoples Bancorp Inc. 1993 Stock Option Plan.*	Incorporated herein by reference to Exhibit 4 to Peoples’ Registration Statement on Form S-8 filed August 25, 1993 (Registration Statement No. 33-67878).

10.4	Form of Stock Option Agreement used in connection with grant of non-qualified stock options under Amended and Restated Peoples Bancorp Inc. 1993 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(g) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-16772) (“Peoples’ 1995 Form 10-K”).

10.5	Form of Stock Option Agreement, dated May 20, 1993, used in connection with grant of incentive stock options under Amended and Restated Peoples Bancorp Inc. 1993 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(h) to Peoples’ 1995 Form 10-K.

10.6	Form of Stock Option Agreement dated November 10, 1994, used in connection with grant of incentive stock options under Peoples Bancorp Inc. Amended and Restated 1993 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(i) to Peoples’ 1995 Form 10-K.

10.7	Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 4 to Peoples’ Registration Statement on Form S-8 filed May 24, 1995 (Registration Statement No. 33-59569).

10.8	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples under Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(k) to Peoples’ 1995 Form 10-K.

*Management Compensation Plan

10.9	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples’ subsidiaries under Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(l) to Peoples’ 1995 Form 10-K.

10.10	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(m) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-16772) (“Peoples’ 1998 Form 10-K”).

10.11	Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10 to Peoples’ Registration Statement on Form S-8 filed September 4, 1998 (Registration Statement No. 333-62935).

10.12	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(o) to Peoples’ 1998 Form 10-K.

10.13	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to consultants/advisors of Peoples under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(p) to Peoples’ 1998 Form 10-K.

10.14	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(o) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999(File No. 0-16772).

10.15	Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10 to Peoples’ Registration Statement on Form S-8 filed April 15, 2002 (Registration Statement No. 333-86246).

10.16	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to directors of Peoples under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(r) to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-16772)(“Peoples’ 2002 Form 10-K”).

10.17	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to subsidiary directors of Peoples under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(s) to Peoples’ 2002 Form 10-K.

10.18	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to employees of Peoples under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(t) to Peoples’ 2002 Form 10-K.

*Management Compensation Plan

10.19	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(u) to Peoples’ 2002 Form 10-K.

10.20	Form of Change in Control Agreement, adopted August 11, 2004, applicable to Mark F. Bradley*	Incorporated herein by reference to Exhibit 10(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 0-16772) (the “September 30, 2004 Form 10-Q”).

10.21	Form of Change in Control Agreement, adopted August 11, 2004, applicable to Larry E. Holdren and Carol A. Schneeberger *	Incorporated herein by reference to Exhibit 10(b) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (the “June 30, 2006 Form 10-Q”) (File No. 0-16772)

10.22	Form of Change in Control Agreement, adopted January 1, 2006, applicable David T. Wesel	Incorporated herein by reference to Exhibit 10(f) to Peoples’ June 30, 2006 Form 10-Q.

10.23	Form of Change in Control Agreement, adopted August 1, 2006, applicable Donald J. Landers, Jr.	Incorporated herein by reference to Exhibit 10(g) to Peoples’ June 30, 2006 Form 10-Q.

10.24	Summary of Perquisites for Executive Officers of Peoples Bancorp Inc.	Filed herewith.

10.25	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.	Filed herewith.

10.26	Summary of Cash Compensation for Directors of Peoples Bancorp Inc. effective May 1, 2006	Incorporated herein by reference to Exhibit 10(b) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File No. 0-16772).

10.27(a)	Peoples Bancorp Inc. 2006 Equity Plan*	Incorporated herein by reference to Exhibit 10(a) of Peoples’ June 30, 2006 Form 10-Q.

10.27(b)	Certificate regarding adoption of Amendment to Peoples Bancorp Inc. 2006 Equity Plan by Board of Directors of Peoples Bancorp Inc. on June 8, 2006*	Incorporated herein by reference to Exhibit 10(b) of Peoples’ June 30, 2006 Form 10-Q.

10.27(c)	Second Amendment to Peoples Bancorp Inc. 2006 Equity Plan adopted on February 8, 2007*	Filed herewith.

10.28	Form of Peoples Bancorp Inc. 2006 Equity Plan Nonqualified Stock Option Agreement evidencing grant of nonqualified stock option to director of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10(c) of Peoples’ June 30, 2006 Form 10-Q.

*Management Compensation Plan

10.29	Form of Peoples Bancorp Inc. 2006 Equity Plan Restricted Stock Agreement for employees used and to evidence awards of restricted stock granted to employees of Peoples Bancorp Inc.*	Filed herewith.

10.30	Form of Peoples Bancorp Inc. 2006 Equity Plan Restricted Stock Agreement for directors used and to evidence awards of restricted stock granted to directors of Peoples Bancorp Inc.*	Filed herewith.

10.31	Form of Peoples Bancorp Inc. 2006 Equity Plan SAR Agreement for employees used and to evidence awards of stock appreciation rights granted to employees of Peoples Bancorp Inc.	Filed herewith.

12	Statements of Computation of Ratios.	Filed herewith.

21	Subsidiaries of Peoples Bancorp Inc.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.	Filed herewith.

31(a)	Certification Pursuant to Rule 13a-14(a)/15d-14(a) [President and Chief Executive Officer]	Filed herewith.

31(b)	Certification Pursuant to Rule 13a-14(a)/15d-14(a) [Chief Financial Officer and Treasurer]	Filed herewith.

32	Section 1350 Certifications	Filed herewith.
*Management Compensation Plan