Form 10-Q
period 2007-03-31
PEOPLES BANCORP INC
filed 2007-05-04
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended March 31, 2007
                                                                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                    For the transition period from ____ to ____

Commission file number 0-16772

(Exact name of Registrant as specified in its charter)

Ohio	31-0987416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

138 Putnam Street, P. O. Box 738, Marietta, Ohio	45750
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(740) 373-3155

Not Applicable
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
Yes [    ]                                No  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 10,519,699 common shares, without par value, at April 30, 2007.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)
	March 31,	December 31,
Assets	2007	2006
Cash and cash equivalents:
Cash and due from banks	$32,907	$35,405
Interest-bearing deposits in other banks	1,492	1,101
Federal funds sold	1,000	3,300
Total cash and cash equivalents	35,399	39,806

Available-for-sale investment securities, at estimated fair value (amortized
cost of $545,952 at March 31, 2007 and $550,239 at December 31, 2006)	547,037	548,733

Loans, net of deferred fees and costs	1,135,625	1,132,394
Allowance for loan losses	(14,513)	(14,509)
Net loans	1,121,112	1,117,885

Loans held for sale	1,717	1,041
Bank premises and equipment, net	23,190	23,455
Business owned life insurance	49,041	48,630
Goodwill	61,378	61,373
Other intangible assets	6,959	7,479
Other assets	26,359	26,853
Total assets	$1,872,192	$1,875,255

Liabilities
Deposits:
Non-interest-bearing	$172,122	$170,921
Interest-bearing	1,045,468	1,062,608
Total deposits	1,217,590	1,233,529

Short-term borrowings	220,515	194,883
Long-term borrowings	187,767	200,793
Junior subordinated notes held by subsidiary trusts	29,434	29,412
Accrued expenses and other liabilities	18,794	19,469
Total liabilities	1,674,100	1,678,086

Stockholders’ Equity
Common stock, no par value, 24,000,000 shares authorized,
10,894,265 shares issued at March 31, 2007 and 10,889,242 shares issued
at December 31, 2006, including shares in treasury	162,768	162,654
Retained earnings	46,757	43,439
Accumulated comprehensive loss, net of deferred income taxes	(1,287)	(2,997)
Treasury stock, at cost, 383,131 shares at March 31, 2007 and 237,257 shares
at December 31, 2006	(10,146)	(5,927)
Total stockholders’ equity	198,092	197,169
Total liabilities and stockholders’ equity	$1,872,192	$1,875,255

See Notes to the Consolidated Unaudited Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)	For the Three Months
	Ended March 31,
	2007	2006
Interest Income:
Interest and fees on loans	$21,341	$18,961
Interest on taxable investment securities	6,402	6,017
Interest on tax-exempt investment securities	571	730
Other interest income	46	40
Total interest income	28,360	25,748
Interest Expense:
Interest on deposits	9,127	6,642
Interest on short-term borrowings	3,215	1,767
Interest on long-term borrowings	1,846	3,201
Interest on junior subordinated notes held by subsidiary trusts	651	635
Total interest expense	14,839	12,245
Net interest income	13,521	13,503
Provision for loan losses	623	268
Net interest income after provision for loan losses	12,898	13,235
Other Income:
Investment and insurance commissions	3,166	3,375
Service charges on deposit accounts	2,368	2,461
Income from fiduciary activities	927	777
Electronic banking income	828	697
Business owned life insurance	411	406
Mortgage banking income	207	170
Gain on securities transactions	17	–
Other	207	228
Total other income	8,131	8,114
Other Expenses:
Salaries and employee benefits	7,297	6,912
Net occupancy and equipment	1,332	1,242
Professional fees	614	612
Data processing and software	513	468
Amortization of other intangible assets	500	582
Franchise tax	439	445
Bankcard costs	360	289
Marketing	349	475
Other	1,938	2,041
Total other expenses	13,342	13,066
Income before income taxes	7,687	8,283
Income taxes	2,041	2,352
Net income	$5,646	$5,931

Earnings per share:
Basic	$0.53	$0.56
Diluted	$0.53	$0.56

Weighted-average number of shares outstanding:
Basic	10,584,893	10,530,444
Diluted	10,670,148	10,655,233

Cash dividends declared	$2,328	$2,120
Cash dividends declared per share	$0.22	$0.20

See Notes to the Consolidated Unaudited Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except Per Share Data)				Accumulated
	Common Stock		Retained	Comprehensive	Treasury
	Shares	Amount	Earnings	Loss	Stock	Total
Balance, December 31, 2006	10,889,242	$162,654	$43,439	$(2,997)	$(5,927)	$197,169
Net income			5,646			5,646
Other comprehensive loss, net of tax				1,710		1,710
Cash dividends declared of $0.22 per share			(2,328)			(2,328)
Stock-based compensation expense		144				144
Purchase of treasury stock, 171,828 shares					(4,931)	(4,931)
Exercise of stock options (reissued
25,954 treasury shares)		(282)			712	430
Tax benefit from exercise of stock options		101				101
Issuance of common stock under dividend
reinvestment plan	5,023	151				151
Balance, March 31, 2007	10,894,265	$162,768	$46,757	$(1,287)	$(10,146)	$198,092

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)	For the Three Months
	Ended March 31,
	2007	2006
Net income	$5,646	$5,931
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities arising in the period	2,608	(4,378)
Less: reclassification adjustment for net securities gains included in net income	17	–
Net unrecognized loss and service cost on defined benefit plan	40	–
Total other comprehensive income (loss)	2,631	(4,378)
Income tax (expense) benefit	(921)	1,532
Total other comprehensive income (loss), net of tax	1,710	(2,846)
Total comprehensive income	$7,356	$3,085

See Notes to the Consolidated Unaudited Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	For the Three Months
	Ended March 31,
	2007	2006

Net cash provided by operating activities	$5,520	$6,139

Cash flows from investing activities:
Purchases of available-for-sale securities	(27,272)	(14,482)
Proceeds from maturities, calls and prepayments of available-for-sale
securities	31,494	10,432
Net increase in loans	(3,888)	(7,439)
Expenditures for premises and equipment	(379)	(398)
Net proceeds from sales of other real estate owned	–	461
Net cash used in investing activities	(45)	(11,426)

Cash flows from financing activities:
Net increase in non-interest-bearing deposits	1,201	4,053
Net (decrease) increase in interest-bearing deposits	(17,186)	46,344
Net increase in short-term borrowings	25,632	20,342
Proceeds from long-term borrowings	35,000	–
Payments on long-term borrowings	(48,026)	(67,805)
Cash dividends paid	(2,105)	(1,981)
Purchase of treasury stock	(4,931)	(33)
Proceeds from issuance of common stock	432	402
Excess tax benefit for share based payments	101	–
Net cash provided (used in) by financing activities	(9,882)	1,322
Net decrease in cash and cash equivalents	(4,407)	(3,965)
Cash and cash equivalents at beginning of period	39,806	39,648
Cash and cash equivalents at end of period	$35,399	$35,683

 See Notes to the Consolidated Unaudited Financial Statements

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.   Basis of Presentation
The accounting and reporting policies of Peoples Bancorp Inc. (“Peoples Bancorp”) and its subsidiaries (collectively, “Peoples”) conform to accounting principles generally accepted in the United States (“US GAAP”) and to general practices within the financial services industry.  Peoples considers all of its principal activities to be financial services related.  The accompanying unaudited consolidated financial statements of Peoples reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  To conform to the 2007 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income, net cash provided by operating activities or stockholders’ equity.  Results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Certain information and footnotes typically included in the annual financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The balance sheet at December 31, 2006 contained herein has been derived from the audited balance sheet included in Peoples Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 Form 10-K”).  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2006 Form 10-K.

The consolidated financial statements include the accounts of Peoples Bancorp and its consolidated subsidiaries, Peoples Bank, National Association (“Peoples Bank”) and Peoples Investment Company, along with their respective wholly-owned subsidiaries.  Peoples Bancorp has two statutory business trusts that are variable interest entities for which Peoples Bancorp is not the primary beneficiary.  As a result, the accounts of these trusts are not included in Peoples’ consolidated financial statements.  All significant intercompany accounts and transactions have been eliminated.

2.   New Accounting Pronouncements:
On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value.  The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, but permitted companies an option for earlier adoption.  Management has completed its evaluation of SFAS 159 and Peoples will adopt SFAS 159 effective January 1, 2008, as required, which is not expected to have a material impact on Peoples’ financial statements taken as a whole.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which replaces various definitions of fair value in existing accounting literature with a single definition, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements upon adoption.  SFAS 157 clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use.  SFAS 157 also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation.  This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates.  SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value.  The statement does not expand the use of fair value to any new circumstances.  Peoples will be required to apply the new guidance beginning January 1, 2008.  Management does not anticipate that adoption will have a material impact on financial condition, results of operations or liquidity.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes –an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return.  Under FIN 48, a tax position is initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  FIN 48 permits companies the option to classify penalties and interest incurred under the applicable tax law as either income tax expense or a component of other expenses.  Effective January 1, 2007, Peoples adopted the provisions of FIN 48, as required.  In connection with the adoption, Peoples elects to continue its existing accounting policy of classifying penalties and interest as income tax expense.

The adoption of FIN 48 had no material impact on Peoples’ financial statements taken as a whole and no cumulative effect adjustments relating to the adoption were required.  The amount of Peoples’ uncertain income tax positions and accrued interest were immaterial at both March 31, 2007 and January 1, 2007.  Peoples is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2004 through 2006.  Peoples’ state income tax returns are currently open to audit under the statute of limitations for the years ended December 31, 2004 through 2006.

3.   Stock-Based Compensation:
Under the Peoples Bancorp Inc. 2006 Equity Plan (the “2006 Equity Plan”) approved by shareholders, Peoples Bancorp may grant, among other awards, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights or any combination thereof to certain employees and non-employee directors of Peoples Bancorp and its subsidiaries covering up to 500,000 common shares.  Common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.

The Compensation Committee of Peoples Bancorp’s Board of Directors has sole authority to select the employees and non-employee directors of Peoples Bancorp’s subsidiaries to be granted awards, establish the awards to be granted, and approve the terms and conditions of each award contract.  The full Board of Directors of Peoples Bancorp has sole authority to select the non-employee directors of Peoples Bancorp to be granted awards, establish the awards to be granted, and approve the terms and conditions of each award contract.  Through December 31, 2006, nonqualified and incentive stock options were the only stock-based awards made to employees and directors by Peoples Bancorp.  In February 2007, Peoples Bancorp granted restricted common shares and stock appreciation rights (“SARs”) to certain officers and employees and restricted common shares to non-employee directors subject to the terms and conditions prescribed by the 2006 Equity Plan.

Stock Options
Under the provisions of the 2006 Equity Plan and predecessor stock option plans, the price per share of any stock option granted may not be less than the fair market value of the underlying common shares on the date of grant of an option.  Recent stock options granted to employees vest three years from the grant date.  Stock options granted to non-employee directors of Peoples Bancorp and Peoples Bank in recent periods vest six months from the grant date.  All stock options granted to both employees and non-employee directors expire ten years from the date of grant.
The following summarizes the changes to Peoples’ stock options for the three months ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	397,766	$21.88
Granted	–	–
Exercised	25,954	16.58
Forfeited	1,397	11.87
Outstanding at March 31	370,415	22.29	5.3 years	$1,755,000

Exercisable at March 31	323,983	$21.41	4.8 years	$1,755,000

For the three months ended March 31, 2007, total intrinsic value of stock options exercised was $300,000.  At March 31, 2007, unrecognized stock-based compensation expense related to unvested stock options totaled $116,000.

The following summarizes information concerning Peoples’ stock options outstanding at March 31, 2007:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Option Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$13.23	to	$18.21	92,989	2.5 years	$14.38	92,989	$14.38
$18.70	to	$22.32	95,406	3.9 years	21.04	95,406	21.04
$23.59	to	$27.51	94,329	6.5 years	25.48	94,329	25.48
$27.74	to	$30.00	87,691	8.3 years	28.61	41,259	28.80
			370,415	5.3 years	$22.29	323,983	$21.41

Stock Appreciation Rights
The SARs granted to employees in February 2007 had an exercise price equal to the fair market value of Peoples Bancorp’s common shares on the date of grant and will be settled using common shares of Peoples Bancorp.  Additionally, the SARs granted will vest three years from the grant date and expire ten years from the date of grant.

During the three months ended March 31, 2007, Peoples granted an aggregate of 22,047 SARs to employees with a weighted average exercise price of $29.25 and weighted average estimated fair value of $8.13.  At March 31, 2007, unrecognized stock-based compensation expense related to unvested SARs totaled $90,000.

The estimated fair value of SARs granted was calculated at grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	4.89%
Dividend yield	2.85%
Volatility factor of the market price of parent stock	25.3%
Weighted-average expected life	10 years

The Black-Scholes option valuation model was originally developed for use in estimating the fair value of traded options, which have different characteristics than stock-based awards granted by Peoples, such as no vesting or transfer restrictions.  The model requires the input of highly subjective assumptions, including the expected stock price volatility, which can materially affect the fair value estimate.  The expected volatility and expected life assumptions were based solely on historical data.  The expected dividend yield is computed based on the current dividend rate and the risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the awards.

Restricted Shares
Under the 2006 Equity Plan, Peoples Bancorp may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors’ expire after six months, while those awarded to key employees and officers expire after three years.  Peoples recognizes compensation expense over the restricted period.

During the three months ended March 31, 2007, Peoples awarded an aggregate of 10,043 restricted common shares to non-employee directors and officers with a weighted-average grant date fair value of $29.25.  No restricted common shares were released or forfeited as of March 31, 2007.  Unrecognized stock-based compensation expense related to restricted common shares totaled $163,000 at March 31, 2007.

4.   Employee Benefit Plans:
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

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2007	2006	2007	2006
Service cost	$212	$217	$–	$–
Interest cost	189	189	6	6
Expected return on plan assets	(210)	(291)	–	–
Amortization of prior service cost	1	1	–	–
Amortization of net loss	40	64	1	–
Net periodic benefit cost	$232	$180	$7	$6

5.  Contingent Liabilities
In the normal course of business, Peoples Bancorp and its subsidiaries are routinely subject to examinations and challenges from federal and state tax authorities regarding positions taken in their tax returns.  Any challenge or examination by a tax authority may result in adjustments to the timing or amount of taxable net worth or taxable income or deductions or the allocation of income among tax jurisdictions that, if not resolved in Peoples’ favor, could have a material adverse effect on Peoples’ financial condition and results of operation.

Peoples Bank has been undergoing an examination by the Ohio Department of Taxation (the “Department”) of its 2002 Ohio Corporation Franchise Tax Report related to the fiscal year ended December 31, 2001 (the “2002 Tax Year”).  As a result of this examination, the Department issued a Notice of Assessment in the amount of approximately $1.4 million in regard to Peoples Bank’s corporate franchise tax liability for the 2002 Tax Year.  The Department has also proposed adjustments to Peoples Bank’s 2003 Ohio Corporation Franchise Tax Report (the “2003 Ohio Report”) related to the fiscal year ended December 31, 2002 (the “2003 Tax Year”) on the basis of the 2002 Tax Year assessment that would materially increase the amount of corporate franchise tax due.  Management disagrees with the assessment and the proposed adjustments in their entirety and has filed a Petition for Reassessment with the Department objecting to the assessment.

Additionally, in April 2007, Peoples Bank received notification that the Department will commence an examination of Peoples Bank’s Ohio Corporation Franchise Tax Reports related to the fiscal years ended December 31, 2002 through 2005, and an examination of other related companies for the same periods.  These examinations are scheduled to commence late second quarter of 2007.

While management believes it has taken appropriate positions on the tax returns under examination and does not expect the examinations will have a material impact on Peoples’ future financial statements, Peoples is unable to assess whether an unfavorable outcome is probable, nor to estimate the amount of liability, if any, that might result from an unfavorable outcome.  However, no assurance can be given that Peoples’ corporate franchise tax liability for any tax year under examination will not be different than what is reflected in Peoples’ current and historical consolidated financial statements since the outcome of the examinations by the Department and ultimate resolution of the assessment with regard to the 2002 Tax Year are inherently difficult to predict.  To the extent additional taxes may be due, Peoples recognizes liabilities for such tax exposures when management judges the losses associated with the claims to be probable and the amount of loss can be reasonably estimated.

6.  Subsequent Events
In 2002, Peoples Bancorp formed PEBO Capital Trust II, a Delaware statutory business trust, for the purpose of participating in a pool of corporation-obligated mandatorily redeemable capital securities (the "Capital Securities" or "Trust Preferred Securities") with 100% of the common equity (the "Common Securities") in PEBO Capital Trust II owned by Peoples Bancorp.  Once formed, PEBO Capital Trust II issued Capital Securities with an aggregate liquidation value of $7 million and Common Securities with an aggregate liquidation value of $217,000.  The entire proceeds from the Capital Securities and the Common Securities were invested by PEBO Capital Trust II in Floating Rate Junior Subordinated Debt Securities of Peoples Bancorp (the "Debentures"), which represented the sole assets of PEBO Capital Trust II.

On April 23, 2007, Peoples Bancorp repaid the entire $7.2 million of the Debentures held by PEBO Capital Trust II, which had a current rate of 9.10%.  As a result of this repayment, PEBO Capital Trust II was required to redeem all of the outstanding Capital Securities and Common Securities.  This redemption will have minimal impact on Peoples’ regulatory capital ratios.  PEBO Capital Trust II will be dissolved in accordance with the terms of the Amended and Restated Declaration of Trust of PEBO Capital Trust II as a result of the redemption of all of the outstanding Common Securities and all of the Capital Securities.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	At or For the Three
	Months Ended March 31,
SIGNIFICANT RATIOS	2007	2006
Return on average equity	11.59%	13.02%
Return on average assets	1.22%	1.30%
Net interest margin (a)	3.32%	3.40%
Efficiency ratio (b)	58.45%	56.67%
Average stockholders' equity to average assets	10.54%	10.00%
Average loans to average deposits	93.68%	95.73%
Cash dividends to net income	41.23%	35.74%

ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (c)	0.53%	0.56%
Nonperforming assets as a percent of total assets (d)	0.32%	0.33%
Allowance for loan losses to loans net of unearned interest	1.28%	1.36%
Allowance for loan losses to nonperforming loans (c)	241.3%	242.7%
Provision for loan losses to average loans (period only)	0.06%	0.02%
Net charge-offs as a percentage of average loans	0.22%	0.12%

CAPITAL RATIOS (end of period)
Tier I capital ratio	11.93%	11.97%
Total risk-based capital ratio	13.11%	13.26%
Leverage ratio	8.91%	8.40%

PER SHARE DATA
Earnings per share – basic	$0.53	$0.56
Earnings per share – diluted	0.53	0.56
Cash dividends declared per share	0.22	0.20
Book value per share (end of period)	18.85	17.51
Tangible book value per share (end of period) (e)	$12.34	$11.00
Weighted average shares outstanding – Basic	10,584,893	10,530,444
Weighted average shares outstanding – Diluted	10,670,148	10,655,233
Common shares outstanding at end of period	10,511,134	10,543,483

(a)	Fully-tax equivalent net interest income as a percentage of average earning assets.
(b)	Non-interest expense (less intangible amortization) as a percentage of fully-tax equivalent net interest income plus non-interest income.
(c)	Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans.
(d)	Nonperforming assets include nonperforming loans and other real estate owned.
(e)	Tangible book value per share reflects capital calculated for banking regulatory requirements and excludes balance sheet impact of intangible assets acquired through acquisitions.

Forward-Looking Statements
Certain statements in this Form 10-Q which are not historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.  Words such as “feels”, “expects,” “believes”, “plans”,  “will”, “would”, “should”, “could” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.  Factors that might cause such a difference include, but are not limited to:

(1)	competitive pressures among financial institutions or from non-financial institutions, which may increase significantly;
(2)	changes in the interest rate environment, which may adversely impact interest margins;
(3)	prepayment speeds, loan originations and sale volumes, charge-offs and loan loss provisions, which may be less favorable than expected;
(4)	general economic conditions, either national or in the states in which Peoples Bancorp and its subsidiaries do business, which may be less favorable than expected;
(5)	political developments, wars or other hostilities, which may disrupt or increase volatility in securities markets or other economic conditions;
(6)	legislative or regulatory changes or actions, which may adversely affect the business of Peoples Bancorp and its subsidiaries;
(7)	changes in the conditions and trends in the securities markets;
(8)	a delayed or incomplete resolution of regulatory issues that could arise;
(9)	the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity;
(10)	the costs and effects of regulatory and legal developments, including the outcome of regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations; and
(11)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples Bancorp’s reports filed with the Securities and Exchange Commission (“SEC”), including those risk factors included in the disclosure under the heading “ITEM 1A. RISK FACTORS” of Part I of Peoples Bancorp’s 2006 Form 10-K and in the disclosure in “ITEM 1A: RISK FACTORS” of Part II of this Quarterly Report on Form 10-Q.

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

Business Overview
The following discussion and analysis of the unaudited consolidated financial statements of Peoples is presented to provide insight into management’s assessment of the financial condition and results of operations.  Peoples Bancorp’s primary subsidiaries are Peoples Bank, National Association (“Peoples Bank”), Peoples Investment Company, PEBO Capital Trust I and PEBO Capital Trust II.  Peoples Bank also operates Peoples Insurance Agency, Inc. (“Peoples Insurance”), PBNA L.L.C. and Peoples Loan Services, Inc.  Peoples Investment Company also owns Peoples Capital Corporation.

Peoples offers diversified financial products and services through 50 financial service locations and 37 ATMs in southeastern Ohio, northwestern West Virginia and northeastern Kentucky through its financial service units – Peoples Bank, Peoples Financial Advisors (a division of Peoples Bank) and Peoples Insurance.  Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency.  Peoples Bank makes available an array of financial products and services to customers that include traditional banking products such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, and safe deposit rental facilities.  Peoples Bank provides services through traditional walk-in offices and automobile drive-in facilities, automated teller machines, banking by phone, and its internet-banking service, Peoples OnLine Connection, at www.peoplesbancorp.com (this uniform resource locator (URL) is an inactive, textual reference only).

Peoples Bank also makes available other financial services through Peoples Financial Advisors, which provides customer-tailored services for fiduciary needs, investment alternatives, financial planning, retirement plans and other asset management needs.  Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank’s offices.  Peoples Bank also offers a full range of life, health, property and casualty insurance products through Peoples Insurance.

Peoples Investment Company and its subsidiary, Peoples Capital Corporation, were formed in 2001 to optimize Peoples’ consolidated capital position and improve profitability by providing new investment opportunities that are either limited or restricted at the bank level.  These investments include, but are not limited to, low-income housing tax credit funds or projects, venture capital, and other higher risk investments.  Presently, the operations of both companies do not represent a significant part of Peoples’ overall business activities.

This discussion and analysis should be read in conjunction with the audited consolidated financial statements, and notes thereto, contained in Peoples Bancorp’s 2006 Form 10-K, as well as the consolidated financial statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples’ consolidated financial statements and management’s discussion and analysis at March 31, 2007, which were unchanged from the policies disclosed in Peoples Bancorp’s 2006 Form 10-K.

Summary of Recent Transactions and Events
The following is a summary of recent transactions that have impacted or are expected to impact Peoples’ results of operations or financial condition:

o
On January 12, 2007, Peoples Bancorp announced the authorization to repurchase up to 425,000, or approximately 4%, of Peoples Bancorp’s outstanding common shares in 2007 in open market transactions (the “2007 Stock Repurchase Program”).  Any repurchased common shares will be held as treasury shares and are anticipated to be used for future exercises of equity awards granted from Peoples Bancorp’s equity plans, future issuances of common shares in connection with Peoples Bancorp’s deferred compensation plans, and other general corporate purposes.  Through April 26, 2007, Peoples Bancorp had repurchased 170,000 common shares (or 40% of the total authorized), at an average price of $28.70, under the 2007 Stock Repurchase Program.  The 2007 Stock Repurchase Program expires on December 31, 2007.

o
On April 5, 2007, Peoples Bank announced plans to construct a new financial services office in Huntington, West Virginia.  The new office will include drive-through banking facilities and an ATM and is expected to be completed during the fourth quarter of 2007.

o
On April 23, 2007, Peoples Bancorp repaid the entire $7.2 million of variable rate junior subordinated notes issued to and held by its subsidiary, PEBO Capital Trust II, which had a then current rate of 9.10%.  As a result of this repayment, PEBO Capital Trust II was required to redeem all of its outstanding capital securities and common shares.  Management expects this redemption will have minimal impact on Peoples’ regulatory capital ratios and produce a modest improvement in future net interest income and margin, as the junior subordinated notes will be replaced by lower cost borrowings.  PEBO Capital Trust II will be dissolved in accordance with the terms of the Amended and Restated Declaration of Trust as a result of the redemption of all of the outstanding common securities and all of the capital securities.

The impact of these transactions, where material, is discussed in the applicable sections of this management’s discussion and analysis.

As previously disclosed in “ITEM 1A. RISK FACTORS” and Note 18 of the Notes to the Consolidated Financial Statements included in Item 8 of Peoples Bancorp’s 2006 Form 10-K, Peoples Bank has been undergoing an examination by the Ohio Department of Taxation (the “Department”) of its 2002 Ohio Corporation Franchise Tax Report related to the fiscal year ended December 31, 2001 (the “2002 Tax Year”).  On April 10, 2007, Peoples Bank received notification from the Department that an examination of Peoples Bank’s Ohio Corporation Franchise Tax Reports related to fiscal years ended December 31, 2002 through 2005, and an examination for the same periods for other related companies, would commence during the second quarter of 2007.  Additional information regarding the examinations by the Department can be found in “ITEM 1:  LEGAL PROCEEDINGS” of Part II of this Quarterly Report on Form 10-Q.

Financial Overview
Net income totaled $5.6 million, or $0.53 per diluted share, for the three months ended March 31, 2007, compared to $5.9 million and $0.56 per diluted share earned in the first quarter of 2006.  Return on average equity was 11.59% versus 13.02% a year ago, while return on average assets was 1.22% and 1.30%, respectively.  First quarter 2007 earnings were negatively impacted by higher provision for loan losses and a slight increase in non-interest expense.

Net interest income totaled $13.5 million for the quarter ended March 31, 2007, unchanged from a year ago, as both interest income and expense increased by $2.6 million.  Peoples’ funding costs continue to rise faster than its yield on earning assets due to the combination of competitive loan pricing and terms and maturing liabilities being replaced at current market interest rates, which, in most cases, are considerably higher.  These factors have also compressed Peoples’ net interest margin to 3.32% in the first quarter of 2007, from 3.40% a year ago.

Other income was $8.1 million for the quarter ended March 31, 2007, matching the amount generated a year ago.  Peoples’ fiduciary and e-banking activities both experienced 19% year-over-year revenue growth, while mortgage banking income increased 22% from the first quarter of 2006.  These improvements were largely offset by lower performance based commission income.  In the first quarter of 2007, other expense grew 2%, totaling $13.3 million versus $13.1 million in 2006’s first quarter.  This modest increase was due mostly to higher salaries and benefit costs attributable to normal annual salary increases and related payroll costs.

At March 31, 2007, total assets were $1.87 billion, down only slightly from year-end 2006.  Gross portfolio loan balances were essentially flat during the first quarter, totaling $1.14 billion at March 31, 2007, due to loan payoffs nearly equaling new loan originations, but were up $56.6 million from a year ago.  Investment securities totaled $547.0 million at quarter-end versus $548.7 million at year-end 2006.

Total liabilities were $1.67 billion at March 31, 2007, compared to $1.68 billion at December 31 2006.  Deposit balances decreased $15.9 million during the first quarter of 2007, totaling $1.22 billion at March 31, 2007.  The decline was attributable to a reduction in brokered deposits due to retail deposit growth and utilization of other, lower cost wholesale funds.  Retail deposits, which exclude brokered deposits, grew $42.7 million, or 4%, from a $41.5 million increase in interest-bearing retail deposits and additional non-interest-bearing balances of $1.2 million.

At March 31, 2007, total stockholders’ equity was $198.1 million versus $197.2 million at December 31, 2006, as the increase in equity from Peoples’ retained earnings was largely offset by treasury stock purchases.

RESULTS OF OPERATIONS

Interest Income and Expense
Peoples earns interest income from loans, investment securities and short-term investments and incurs interest expense on interest-bearing deposits and borrowed funds.  Net interest income, the amount by which interest income exceeds interest expense, remains Peoples’ largest source of revenue, totaling $13.5 million for the three months ended March 31, 2007, unchanged from the same period a year ago.

Peoples derives a portion of its interest income from loans to and investment securities issued by states and political subdivisions.  Since these revenues generally are not subject to income taxes, management believes it is more meaningful to analyze net interest income on a fully-tax equivalent (“FTE”) basis, which adjusts interest income by converting tax-exempt income to the pre-tax equivalent of taxable income using a 35% tax rate.  The following table details the calculation of FTE net interest income:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2007	2006	2006
Net interest income, as reported	$13,521	$13,466	$13,503
Taxable equivalent adjustments	334	401	430
Fully-tax equivalent net interest income	$13,855	$13,867	$13,933

Net interest margin, calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of Peoples’ earning assets and interest-bearing liabilities.  The following table details Peoples’ average balance sheet and analysis of net interest income for the periods presented:

	For the Three Months Ended March 31,
	2007			2006
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
ASSETS
Securities (1):
Taxable	$506,321	$6,402	5.06%	$518,662	$6,017	4.64%
Tax-exempt (2)	52,971	879	6.64%	68,902	1,124	6.52%
Total securities	559,292	7,281	5.21%	587,564	7,141	4.86%
Loans (3):
Commercial (2)	755,067	14,523	7.80%	688,744	12,298	7.24%
Real estate (4)	299,311	5,313	7.10%	318,766	5,334	6.69%
Consumer	75,142	1,532	8.27%	65,053	1,365	8.51%
Total loans	1,129,520	21,368	7.65%	1,072,563	18,997	7.16%
Less: Allowance for loan loss	(14,731)			(14,834)
Net loans	1,114,789	21,368	7.75%	1,057,729	18,997	7.26%
Interest-bearing deposits with banks	3,254	38	4.74%	2,500	24	3.93%
Federal funds sold	629	8	5.22%	1,472	16	4.27%
Total earning assets	1,677,964	$28,695	6.89%	1,649,265	$26,178	6.40%
Intangible assets	68,589			68,980
Other assets	128,598			129,345
Total assets	$1,875,151			$1,847,590

LIABILITIES AND EQUITY
Interest-bearing deposits:
Savings	$114,132	$166	0.59%	$127,596	$198	0.63%
Interest-bearing demand deposits	318,175	2,215	2.82%	289,206	1,596	2.24%
Time	602,294	6,746	4.54%	538,934	4,848	3.65%
Total interest-bearing deposits	1,034,601	9,127	3.58%	955,736	6,642	2.82%
Borrowed funds:
Short-term	249,333	3,215	5.17%	165,332	1,767	4.33%
Long-term	206,346	2,497	4.86%	361,385	3,836	4.25%
Total borrowed funds	455,679	5,712	5.02%	526,717	5,603	4.28%
Total interest-bearing liabilities	1,490,280	$14,839	4.02%	1,482,453	$12,245	3.34%
Non-interest-bearing deposits	171,123			164,722
Other liabilities	16,143			15,715
Total liabilities	1,677,546			1,662,890
Stockholders’ equity	197,605			184,700
Total liabilities and equity	$1,875,151			$1,847,590

Interest spread		$13,856	2.87%		$13,933	3.06%
Interest income to earning assets			6.89%			6.40%
Interest expense to earning assets			3.57%			3.00%
Net interest margin			3.32%			3.40%

(1)	Average balance of investment securities are based on carrying value.
(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% tax rate.
(3)
Nonaccrual and impaired loans are included in the average loan balances.  Related interest income earned on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income.  Loan fees included in interest income were immaterial for both periods presented.

(4)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.

From mid-2004 through mid-2006, the Federal Reserve’s Open Market Committee increased the target Fed funds rate by 425 basis points, causing short-term market interest rates to increase.  During the same period, longer-term market interest rates have risen at a much slower pace, compressing the difference between short-term and longer-term interest rates.  The resulting change in the slope of the yield curve, coupled with intense competition for loans and deposits, has challenged the ability of financial institutions to maintain, let alone grow, net interest income and margins, as funding costs have increased at a faster pace than yields on earning assets.

During the first quarter of 2007, Peoples experienced a reduction in FTE net interest income, as well as compression of its net interest margin, due to the industry-wide interest rate challenges.  Compared to the fourth quarter of 2006, both net interest income and margin were essentially unchanged, and better than management’s projections, due in large part to core deposit growth, which allowed Peoples to reduce the amount of higher costing wholesale funds.

First quarter average earning assets were up year-over-year.  This increase was due to higher volume of net loans from loan growth in 2006 that was tempered by a reduction of average investment securities, reflecting management’s interest rate risk strategy of funding loan growth with investment portfolio cash flows.  Compared to the fourth quarter of 2006, average earning assets decreased slightly from declines in both average net loan balances and average investment securities.

Another key component of Peoples’ current interest rate risk strategy involves growing deposit balances in order to reduce the amount of, and reliance on, wholesale funding sources that generally carry higher market rates of interest.  In the first quarter of 2007, average interest-bearing liabilities were up $7.8 million, as the $78.9 million increase in average interest-bearing deposits balances was used to reduce average borrowed funds by $71.0 million.  During this same period, Peoples’ average cost of funds has increased, due to matured liabilities being replaced at current, higher market rates.   Compared to the fourth quarter of 2006, average interest-bearing deposits decreased $16.1 million, while average borrowed funds grew $11.2 million, with these changes due primarily to management reducing the level of brokered deposits using short-term borrowings.

Peoples also utilizes a variety of borrowings to supplement its deposit base.  The following details the average balances and rates of Peoples’ borrowed funds:

	Three months Ended
	March 31, 2007		December 31, 2006		March 31, 2006
(Dollars in thousands)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Short-term borrowings:
FHLB advances	$208,991	5.25%	$177,522	5.25%	$130,532	4.45%
Retail repurchase agreements	35,342	4.63%	30,291	4.58%	34,800	3.61%
Wholesale repurchase agreements	5,000	5.34%	4,946	5.62%
Total short-term borrowings	$249,333	5.17%	$212,759	5.15%	$165,332	4.33%

Long-term borrowings:
FHLB advances	$68,644	4.45%	$75,946	4.43%	$185,408	4.18%
Wholesale repurchase agreements	108,278	4.03%	121,576	3.73%	133,016	3.27%
Other long-term borrowings	29,424	8.86%	34,212	8.63%	42,961	7.85%
Total long-term borrowings	$206,346	4.86%	$231,734	4.64%	$361,385	4.25%

The higher level of short-term FHLB advances compared to prior periods was largely attributable to Peoples repaying maturing long-term borrowings with short-term advances.  Additionally, Peoples’ use of brokered deposits to diversify wholesale funding sources, coupled with retail deposit growth and cash flows from the investment portfolio, has tempered the increase in short-term borrowings.  The average cost of Peoples’ borrowed funds has steadily increased since mid-2004 in response to the Federal Reserve’s action to increase rates.  Management may make adjustments to the mix of borrowed funds in the future, as deemed desirable, to manage liquidity and position the balance sheet for potential changes in interest rates.  Additional information regarding Peoples’ borrowed funds can be found later in this discussion under the caption “FINANCIAL CONDITION-Funding Sources”.

Even with the challenges of the current interest rate environment and intense competition for loans and deposits, Peoples has been able to stabilize net interest income and margin somewhat by adjusting the mix of Peoples’ earning assets and funding sources.  However, management believes modest net interest margin compression could occur in the second quarter of 2007, due to various factors, including the current slope of the yield curve, intense competition for loans and deposits and repricing of maturing liabilities to current rates.  Net interest income and margin could be challenged further by significant loan payoffs of approximately $34 million from two commercial customers that may occur during the second quarter.  Still, management will continue its efforts to adjust the mix of Peoples’ balance sheet, with the goal of minimizing the impact of future interest rate changes on net interest income, although Peoples’ net interest margin and income remain difficult to predict and manage in the current interest rate environment.  Additional information regarding Peoples’ interest rate risk and potential impact of interest rate changes to Peoples’ results of operations and financial condition can be found later in this discussion under the caption “Interest Rate Sensitivity and Liquidity”.

Provision for Loan Losses
Peoples’ provision for loan losses was $623,000 for the first quarter of 2007 compared to $268,000 for the same period in 2006 and $1.9 million for the fourth quarter of 2006.  The provision for loan losses is based on management’s quarterly evaluation of the loan portfolio and is directionally consistent with changes in Peoples’ loan quality and recent trends since the fourth quarter of 2006.

When expressed as a percentage of average loans, the provision was 0.06% in the first quarter of 2007, versus 0.02% and 0.16% for the first and fourth quarters of 2006, respectively.  Management believes the provision for loan losses may stabilize in the second quarter of 2007 if the  previously discussed commercial loan payoffs materialize and Peoples’ continues to stress loan quality over growth.  Ultimately, the provision for loan losses will fluctuate each quarter based on the results of management’s formal analysis of the allowance for loan losses and procedural methodology that estimates the amount of credit losses probable within the loan portfolio.  Additional information regarding changes in Peoples’ allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Non-Interest Income
Peoples generates non-interest income from six primary sources: deposit account service charges, fiduciary activities, investment and insurance commissions, electronic banking (“e-banking”), mortgage banking and business owned life insurance (“BOLI”).  Non-interest income, which excludes gains and losses on securities transactions and asset disposals, totaled $8.1 million for the first quarter of 2007, equaling the amount generated a year ago, as lower contingent insurance commissions offset increased revenues in other fee-based income sources, such as Peoples’ fiduciary and e-banking activities.

Insurance and investment commissions comprised the largest portion of Peoples’ first quarter non-interest income, due to annual performance based insurance commissions.  For the three months ended March 31, 2007, insurance and investment commissions totaled $3.2 million compared to $3.4 million for the first quarter of 2006.  The following table details Peoples’ insurance and investment commissions:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2007	2006	2006
Property and casualty insurance	$1,985	$1,909	$1,935
Performance based commissions	795	–	1,037
Brokerage	216	171	166
Life and health insurance	140	145	148
Fixed annuities	–	(1)	57
Credit life and A&H insurance	30	36	32
Total	$3,166	$2,260	$3,375

First quarter 2007 performance based insurance commissions, although down from a year ago, exceeded management’s estimates.  The amount of performance based commission income earned by Peoples during the first quarter of each year is based on a combination of factors, including loss experience of insurance policies sold, production volumes and overall financial performance of the insurance industry during the preceding year.  Consequently, Peoples’ performance based commission income remains difficult for management to predict.  Property and casualty commissions have remained stable, as increased production more than offset the impact of lower pricing margins.  In the first quarter of 2007, brokerage income was up compared to the prior quarter and first quarter of 2006, from a significant growth in brokerage assets attributable to the addition of experienced financial advisors during 2006. A portion of the brokerage growth was the result of Peoples’ broker-dealer relationship currently offering more attractive fixed annuities products compared to those products offered through other direct relationships, which also accounted for the decrease in fixed annuity income.

Service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided, remain a significant source of non-interest revenue.  In the first quarter of 2007, deposit account service charges were $2.4 million, down 4% from a year ago.  The following table details Peoples’ deposit account service charges:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2007	2006	2006
Overdraft fees	$1,506	$1,702	$1,527
Non-sufficient funds fees	437	525	461
Other fees and charges	425	241	473
Total	$2,368	$2,468	$2,461

The amount of deposit account service charges recognized by Peoples each quarter, particularly overdraft and non-sufficient funds fees, is largely dependent on the timing and volume of customer activity.  In addition, Peoples’ efforts to reduce its exposure to loss from overdrawn accounts through a greater emphasis on pre-screening of new accounts has limited its ability to grow deposit revenues.  Peoples continues to focus on growing core deposits and adding new customer relationships.  While these efforts could have a positive impact on future deposit account service charges, management believes the new relationships provide more opportunities to enhance other non-interest revenues through Peoples’ relationship-based approach to serving customers.

In the first quarter of 2007, income from fiduciary activities was up 19% from a year ago, attributed to an increase in assets under management.  At March 31, 2007, trust assets under management had a market value of $744.9 million compared to $684.7 million at March 31, 2006, a 9% increase.

During the first quarter of 2007, e-banking revenues remained strong, increasing 19% year-over-year and 5% from the fourth quarter of 2006.  Much of this growth is the result of higher volumes of debit card activity, coupled with an increase in the number of deposit relationships with debit cards.  At March 31, 2007, Peoples had 37,545 deposit relationships with debit cards, or 54% of all eligible deposit accounts, compared to 33,951 relationships and a 52% penetration rate a year ago.  Peoples’ customers used their debit cards to complete $53.0 million of transactions through three months of 2007, up 16% from $45.7 million for the first three months of 2006.

Non-Interest Expense
In the first quarter of 2007, non-interest expense was $13.3 million, up 2% from the same period in 2006.  Higher salary and benefit costs accounted for nearly all of this increase, with additional bankcard expenses also a contributing factor.  These increased costs were tempered by reduced marketing costs.

Salaries and benefit costs, Peoples’ largest non-interest expense, increased during the first quarter of 2007, compared to the prior quarter and first quarter of 2006.  The following table details Peoples’ salaries and benefit costs:

	For the Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2007	2006	2006

Salaries and other compensation	$5,479	$4,831	$5,322
Employee benefits	1,136	915	1,014
Payroll taxes and other
employment-related costs	682	643	576
Total	$7,297	$6,389	$6,912

During the first quarter of 2007, annual merit increases in base salaries resulted in higher salary expense and related payroll costs compared to prior quarters.  In addition, higher incentive plan expense based on Peoples’ stronger first quarter performance compared to the fourth quarter of 2006 contributed to the increase in salaries expense.  Peoples’ benefit costs also were up in the first quarter of 2007, primarily the result of higher medical and pension plan costs.  In addition, the recognition of stock-based compensation expense related to awards in February 2007 contributed to the increase compared to the fourth quarter.

In the first quarter of 2007, bankcard costs increased 25% from a year ago, reflecting increased customer activity and additional debit cards issued to customers.  While bankcard expenses have risen, Peoples has experienced a greater increase in the related bankcard revenue, which are included as a component of e-banking income.  Overall, management feels the additional bankcard costs are reasonable considering the higher first quarter net bankcard revenue.  Peoples’ e-banking services also make it easier and more convenient for customers to complete transactions thus affording opportunities to improve overall relationship profitability.

Marketing expense, which includes the cost of advertising, public relations and charitable contributions, was down 27% in the first quarter of 2007 compared to the first quarter a year ago.  This reduction was largely attributable to lower costs associated with Peoples’ deposit direct mail marketing and gift program, as well as the timing of charitable contributions.

Income Tax Expense
For the three months ended March 31, 2007, Peoples’ effective tax rate of 26.6% was comparable to the full year 2006 rate of 26.7%.  The first quarter 2007 effective tax rate reflects management’s current estimate of Peoples’ effective rate for full year 2007.

FINANCIAL CONDITION

Cash and Cash Equivalents
Cash and cash equivalents, primarily cash on hand and balances due from other banks, decreased $4.4 million during the first quarter of 2007, to $35.4 million at March 31, 2007.  The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples’ liquidity needs.  Management believes the current balance of cash and cash equivalents, along with the availability of other funding sources, provides Peoples with sufficient liquidity to meet its cash requirements.  Further information regarding Peoples’ liquidity can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
Total investment securities had a fair market value of $547.0 million at March 31, 2007 versus $548.7 million at December 31, 2006.  During the first quarter, proceeds from calls, maturities and prepayments totaled $31.5 million, which exceeded purchases totaling $27.3 million, while the fair market value of the portfolio increased $2.6 million.  At March 31, 2007, management determined no individual unrealized loss within the investment portfolio represented an other-than-temporary impairment since Peoples has the ability and intent to hold those securities for a period of time sufficient to recover the amortized cost.  The following table details Peoples’ investment portfolio, at estimated fair value:

(Dollars in Thousands)	March 31, 2007	December 31, 2006	March 31, 2006
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$232	$282	$534
Obligations of U.S. government-sponsored enterprises	120,016	130,600	120,883
Obligations of states and political subdivisions	51,544	53,938	68,014
Mortgage-backed securities	317,832	304,413	344,343
Other securities	57,413	59,500	55,013
Total available-for-sale securities	$547,037	$548,733	$588,787

Overall, the composition of Peoples’ investment portfolio remained comparable to recent periods.  In the first quarter of 2007, Peoples increased its investment in mortgage-backed securities in anticipation of limited loan growth during the quarter.  Peoples experienced a higher level of calls and maturities of U.S. agency and municipal securities, causing the decline in those investment categories.  Management believes further reductions are possible in the second quarter, as the level of calls and prepayments have remained strong in April 2007.

Management regularly evaluates the performance and liquidity of the investment portfolio.  Management may utilize some or all of the cash flows from the investment portfolio to reduce borrowed funds, as deemed appropriate from an earnings and liquidity perspective.  While Peoples’ investment portfolio is used to prudently leverage excess capital when appropriate, it serves, first and foremost, as a means of maintaining liquidity to satisfy cash flow requirements and as an interest rate risk management tool to balance the timing of cash flows and repricing of Peoples’ earning assets and interest-bearing liabilities.

Loans
Peoples Bank originates various types of loans, including commercial, financial and agricultural loans (“commercial loans”), real estate loans and consumer loans, throughout its market areas in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets.  In the first quarter of 2007, gross portfolio loan balances were basically flat, as the amount of loan payoffs nearly equaled new loan originations.  The following table details total outstanding loans:

(Dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Commercial, mortgage	$477,189	$469,934	$466,707
Commercial, other	195,612	191,847	182,801
Real estate, construction	97,116	99,311	52,698
Real estate, mortgage	290,514	297,663	310,048
Consumer	75,194	73,639	66,773
Total loans	$1,135,625	$1,132,394	$1,079,027

The increase in commercial loan balances, including loans secured by commercial real estate, reflects continued demand for commercial mortgage loans in certain markets that outpaced prepayments of existing loans.  While management believes lending opportunities exist in Peoples’ markets, future commercial lending activities will be dependent on economic and related conditions, such as general demand for loans in Peoples’ primary markets, competitive pricing of loans and normal underwriting considerations.  Additionally, management has identified the potential for $34 million of commercial loan payoffs during the second quarter of 2007 from two unrelated customers, of which about $22 million is in the “commercial, other” category and the remaining $12 million is a lodging and lodging related construction loan.  These payoffs exceed management expected amount of new loan originations for the second quarter, thus contraction of commercial loan balances is likely, should the identified payoffs occur.

Portfolio real estate loan balances continue to be impacted by customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with servicing rights retained.  At March 31, 2007, Peoples was servicing $165.7 million of real estate loans previously sold to the secondary market compared to $162.5 million at year-end 2006 and $147.4 million at March 31, 2006.  Included in real estate mortgage loans are home equity credit line balances of $43.3 million at March 31, 2007, versus $44.8 million and $45.6 million at December 31, 2006 and March 31, 2006, respectively.  The lower balances are attributable to customers refinancing credit lines into first mortgages in order to take advantage of lower long-term, fixed rates.

Consumer loan balances increased for another consecutive quarter due to the success of Peoples’ indirect lending activities.  At March 31, 2007, indirect consumer loans totaled $38.9 million compared to $37.1 million at year-end 2006 and $31.2 million a year ago.

Loan Concentration
Peoples’ loans consist of credits to borrowers spread over a broad range of industrial classifications, with no loans to foreign entities.  Peoples’ largest concentration of commercial loans includes credits to lodging and lodging related companies, which comprised 7.9% of total outstanding commercial loans at March 31, 2007, versus 8.1% at year-end 2006.  Loans to assisted living facilities and nursing homes also represent a significant portion of Peoples’ commercial loans, comprising 7.6% and 9.5% of total outstanding commercial loans at March 31, 2007 and December 31, 2006, respectively.  These credits were subjected to Peoples’ normal commercial underwriting standards and did not present more than the normal amount of risk assumed in other lending areas.

These lending opportunities typically have arisen due to the growth of these industries in markets served by Peoples or in contiguous areas, and also from sales associates’ efforts to develop these lending relationships.  Management believes Peoples’ loans to lodging and lodging-related companies, as well as loans to assisted living facilities and nursing homes, do not pose abnormal risk when compared to risk assumed in other types of lending since these credits have been subjected to Peoples’ normal underwriting standards, which includes an evaluation of the financial strength, market expertise and experience of the borrowers and principals in these business relationships.  In addition, a sizeable portion of the loans to lodging and lodging-related companies is spread over various geographic areas and is guaranteed by principals with substantial net worth.

Allowance for Loan Losses
Peoples’ allowance for loan losses totaled $14.5 million, or 1.28% of total loans, at March 31, 2007, unchanged from year-end 2006 and down slightly compared to March 31, 2006.  The following table presents changes in Peoples’ allowance for loan losses:

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006
Balance, beginning of period	$14,509	$14,720
Charge-offs	(1,645)	(653)
Recoveries	1,026	337
Net charge-offs	(619)	(316)
Provision for loan losses	623	268
Balance, end of period	$14,513	$14,672

First quarter charge-offs increased significantly year-over-year due to losses from two unrelated loan relationships, which represented 60% of the total charge-offs.  During the first quarter of 2007, Peoples charged-off $668,000 of commercial loans from a single customer relationship, as well as $327,000 of consumer credit lines to an unrelated single borrower.  Peoples also experienced higher than normal recoveries, due largely to a recovery of $609,000 relating to a group of commercial loans charged-off in 2002.  These events contributed to net charge-offs of $619,000 for the first quarter of 2007, versus $316,000 a year ago.  The following table details Peoples’ net charge-offs (recoveries):

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2007	2006	2006
Commercial	$288	$3,023	$137
Consumer	266	138	(13)
Overdrafts	53	193	104
Real estate	13	124	90
Credit card	(1)	(1)	(2)
Total net charge-offs	$619	$3,477	$316
As a percent of average loans (a)	0.22%	0.35%	0.12%
(a) Presented on an annualized basis.

The allowance for loan losses is allocated among the loan categories based upon management’s consistent, quarterly procedural discipline, which includes consideration of changes in loss trends and loan quality.  However, the entire allowance for loan losses is available to absorb loan losses in any loan category.  The following details the allocation of the allowance for loan losses:

(Dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Commercial	$12,723	$12,661	$11,883
Real estate	943	957	1,400
Consumer	582	596	1,150
Overdrafts	265	295	239
Total allowance for loan losses	$14,513	$14,509	$14,672

The significant allocation of the allowance to commercial loans is based upon Peoples’ quarterly review process and reflects the higher credit risk associated with this type of lending and continued growth in this portfolio.  The allowance allocated to the real estate and consumer loan portfolios is based upon Peoples’ allowance methodology for homogeneous pools of loans, which includes consideration of changes in loss experience and total balances in those portfolios.

Asset quality remains a key focus, as management continues to emphasize loan underwriting quality more than loan growth.  The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Loans 90+ days past due and accruing	$–	$1	$–
Renegotiated loans	–	1,218	–
Nonaccrual loans	6,015	8,785	6,045
Total nonperforming loans	6,015	10,004	6,045
Other real estate owned	50	–	38
Total nonperforming assets	$6,065	$10,004	$6,083
Nonperforming loans as a percent of total loans	0.53%	0.88%	0.56%
Nonperforming assets as a percent of total assets	0.32%	0.53%	0.33%

During the first quarter of 2007, the decrease in nonperforming loans was attributable to payments on and charge-offs of nonaccrual loans.  Overall, management feels Peoples’ loan quality at March 31, 2007, was strong and compared favorably to peers.

At March 31, 2007, the recorded investment in loans considered to be impaired was $19.4 million, unchanged from year-end 2006, but up from $15.7 million at March 31, 2006, due primarily to two unrelated commercial relationships becoming impaired during the second half of 2006.  Included in these totals were $7.9 million, $4.9 million and $3.8 million of impaired loans for which the related allowance for loan losses was $1.9 million, $1.5 million and $1.2 million, respectively.  The remaining impaired loans did not have a related allocation of the allowance for loan losses because the loans have previously been written-down, are well collateralized or possess characteristics indicative of the borrowers’ ability to repay the loan.  For the three months ended March 31, 2007, Peoples’ average recorded investment in impaired loans was approximately $19.4 million and interest income of $334,000 was recognized on impaired loans during the period, representing 1.2% of Peoples’ total interest income.  This compares to average impaired loans of $13.2 million and interest income of $258,000, or 1.0% of Peoples’ total interest income, for the same period in 2006.

Funding Sources
Deposits, both interest-bearing and non-interest-bearing, continue to be the most significant source of funds for Peoples.  At March 31, 2007, total deposits were $1.22 billion, down $15.9 million since year-end 2006 attributable to a reduction in brokered deposits.  Excluding the impact of brokered deposits, total retail deposit balances grew $42.7 million or 4% during the first quarter.  The following table details Peoples’ deposit balances:

(Dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Retail certificates of deposit	$528,543	$514,885	$493,235
Interest-bearing transaction accounts	182,164	170,022	183,411
Savings accounts	119,153	114,186	129,556
Money market deposit accounts	145,073	134,387	106,367
Brokered certificates of deposits	70,535	129,128	60,255
Total interest-bearing deposits	1,045,468	1,062,608	972,824
Non-interest-bearing deposits	172,122	170,921	166,782
Total deposit balances	$1,217,590	$1,233,529	$1,139,606

Non-interest-bearing deposits serve as a core funding source.  During the first quarter of 2007, non-interest-bearing deposit balances continued to increase as a result of Peoples’ efforts to reduce its reliance on higher cost funding through growth of low-cost deposits from its direct mail and free gift marketing strategy designed to attract new customers and increase non-interest-bearing deposits.  At March 31, 2007, interest-bearing retail deposits, which exclude brokered deposits, were up $41.5 million from year-end 2006, with increases in each deposit category.  While a portion of this growth reflects seasonal changes from tax revenues flowing into public funds accounts, Peoples also has been successful in attracting traditional business and personal deposits with its competitive “Peoples Plus Money Market” account and short-term certificates of deposit specials.  Since December 31, 2006, Peoples reduced its brokered deposits $58.6 million due to growth in retail deposit balances and availability of other lower rate funding sources.

Peoples also accesses other funding sources, including short- and long-term borrowings, to fund asset growth and satisfy liquidity needs.  At March 31, 2007, total borrowed funds were up 3% compared to December 31, 2006, but down 16% since March 31, 2006.  The following details Peoples’ short- and long-term borrowings:

(Dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Short-term borrowings:
FHLB advances	$179,000	$158,200	$158,400
Wholesale repurchase agreements	5,000	5,000	–
Retail repurchase agreements	36,515	31,683	35,638
Total short-term borrowings	$220,515	$194,883	$194,038

Long-term borrowings:
FHLB advances	$67,767	$70,793	$174,810
Wholesale repurchase agreements	120,000	130,000	106,250
Term note payable	–	–	13,600
Total long-term borrowings	$187,767	$200,793	$294,660
Subordinated notes held by subsidiary trusts	$29,434	$29,412	$29,372
Total borrowed funds	$437,716	$425,088	$518,070

The short-term FHLB advances consist of overnight advances used to manage Peoples’ daily liquidity needs, which has caused some of the increase in these overnight balances.  Further contributing to the increase was management’s decision to repay maturing long-term borrowings using short-term FHLB advances rather than extending the borrowings at current market rates.  During the first quarter of 2007, long-term wholesale repurchase agreements decreased slightly, reflecting the maturity of a $45 million agreement in January 2007 that was largely offset by new agreements totaling $35 million later in first quarter.  Management expects to continue to utilize various wholesale borrowings, both amortizing and non-amortizing, to help manage its interest rate sensitivity and liquidity.  Further information regarding Peoples’ management of interest rate sensitivity can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Capital/Stockholders’ Equity
At March 31, 2007, stockholders’ equity was $198.1 million versus $197.2 million at December 31, 2006.  During the first quarter of 2007, Peoples’ retained earnings grew $3.3 million from earnings, net of dividends paid, while accumulated comprehensive income grew $1.7 million, due to the change in market value of Peoples’ investment portfolio.  These increases to stockholders’ equity were almost entirely offset by treasury stock purchases totaling $4.9 million.

In the first quarter of 2007, Peoples Bancorp declared dividends of $0.22 per share, up 10% from $0.20 per share declared in the first quarter of 2006, resulting in dividend payout ratios of 41.2% and 35.7% of earnings, respectively.  While management anticipates Peoples continuing its 41-year history of consistent dividend growth in future periods, Peoples Bancorp’s ability to pay dividends on its common shares is largely dependent upon dividends from Peoples Bank.  In addition, other restrictions and limitations may prohibit Peoples from paying dividends even when sufficient cash is available.

At March 31, 2007, Peoples had treasury stock totaling $10.1 million compared to $5.9 million at year-end 2006.  During the first quarter of 2007, Peoples Bancorp repurchased a total of 170,000 common shares, at an average price of $28.70, or 40% of the total amount authorized under the 2007 Stock Repurchase Plan, accounting for the increase in treasury stock since December 31, 2006.  This increase was tempered by the reissuance of 25,954 treasury shares in connection with exercises of stock options.  Management believes additional repurchases of Peoples Bancorp’s common shares may occur in 2007 since 255,000 common shares remain available under the 2007 Stock Repurchase Program.

In addition to monitoring performance through traditional capital measurements (i.e., dividend payout ratios and ROE), Peoples has also complied with the capital adequacy standards mandated by the banking industry.  At March 31, 2007, all three risk-based capital ratios for both Peoples and Peoples Bank were well above the minimum standards for a well-capitalized institution.

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

Interest Rate Risk
Interest rate risk (“IRR”) is one of the most significant risks for Peoples, and the entire financial services industry, primarily arising in the normal course of business of offering a wide array of loans and deposits to its customers, as well as the diversity of its own investment portfolio and borrowed funds.  IRR is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as market values of financial assets and liabilities.  Peoples’ exposure to IRR is due primarily to differences in the maturity or repricing of earning assets and interest-bearing liabilities.  In addition, other factors, such as prepayments of loans and investment securities or early withdrawal of deposits, can expose Peoples to IRR and increase interest costs or reduce revenue streams.

Peoples has charged the Asset-Liability Committee (the “ALCO”) with the overall management of IRR.  Peoples’ ALCO has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level and amount of IRR.  There have been no material changes to these policies or methods used by the ALCO to assess IRR from those disclosed in Peoples Bancorp’s 2006 Form 10-K.

While various methods are used in the overall assessment of Peoples’ IRR, the ALCO predominantly relies on simulation modeling in its overall management of IRR since it estimates the impact of potential changes in interest rates on Peoples’ future earnings and projected fair value of equity. The following table illustrates the estimated earnings and economic value at risk as of March 31, 2007 (dollars in thousands):

Immediate Interest Rate Increase (Decrease) in Basis Points	Estimated (Decrease) Increase In Net Interest Income		Estimated (Decrease)Increase in Economic Value of Equity
200	$(5,036)	(8.8)%	$(24,826)	(9.7)%
100	(2,096)	(3.9)	(11,223)	(4.4)
(100)	1,117	2.4	424	0.2
(200)	$841	0.9%	$(7,934)	(3.1)%

The ALCO also monitors the timing difference between the maturity or repricing of earning assets and interest-bearing liabilities, which is known as the sensitivity gap, focusing on the one-year cumulative gap position in assessing IRR.  At March 31, 2007, Peoples’ one-year cumulative gap amount was negative 13.9% of earning assets, which represented $234.5 million more in liabilities than assets that may contractually reprice or mature during that period.  This compares to a one-year cumulative gap of negative 17.3% of earning assets, or $292.7 million more in liabilities than assets, at year-end 2006.  Management believes Peoples’ gap position could be negatively effected by continued customer preference for loans with initial fixed rate periods in excess of one year and deposits with terms of one year or less.

At March 31, 2007, Peoples’ interest rate risk analysis showed that Peoples was liability sensitive, which indicates an immediate and sustained increase in interest rates would negatively impact net interest income primarily due to liabilities repricing upward faster than assets. Conversely, a decrease provides slightly higher net interest income.  Improvement in asset yields in a rising rate environment may be limited by variable rate loans that may reach their annual interest rate cap, or potentially their lifetime interest rate cap, and a slow down in the prepayment amounts on loans and mortgage-backed securities, producing less cash flow to reinvest at current interest rates.  Further, Peoples’ interest-bearing liabilities do not possess the same level of optionality or repricing characteristics as the earning assets.  Specifically, management administers the rates paid on deposits, and thus, can control the change in rates in a rising rate environment and may decrease rates more quickly in a declining rate environment, which may mitigate some of the IRR exposure. The ALCO will continue to monitor Peoples’ overall IRR position and take appropriate actions, when necessary, to minimize the impact of changes in interest rates on future earnings.

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

Typically, the main source of liquidity for Peoples is deposit growth.  Liquidity is also provided by cash generated from earning assets such as maturities, calls, principal payments and interest income from loans and investment securities.  For the three months ended March 31, 2007, cash and cash equivalents declined $4.4 million, as the $9.9 million of cash used in financing activities exceeded the $5.5 million net cash from operations.  During the same period in 2006, net cash decreased $4.0 million, as net cash from operations and financing activities of $6.1 million and $1.3 million, respectively, was offset by $11.4 million used in investing activities, primarily to fund loan originations.

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

When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements and brokered deposits.  These external sources often provide Peoples with the ability to obtain large quantities of funds in a relatively short time period and supplement funding from customer deposits.  At March 31, 2007, Peoples had available borrowing capacity of approximately $294 million through these external sources, along with unpledged investment securities of approximately $48 million that can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile funds from liquid assets.  Peoples’ volatile funds consist of deposits that are considered short-term in nature along with a variable-rate loan from an unrelated institution.  Liquid assets include short-term investments and unpledged available-for-sale securities.  At March 31, 2007, Peoples’ net liquidity position was $40.9 million, or 2.2% of total assets, compared to $27.1 million, or 1.4% of total assets, at December 31, 2006.  The liquidity position as of both dates was within Peoples’ policy limit of negative 10% of total assets.

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

(Dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Loan commitments	$178,302	$176,431	$178,679
Standby letters of credit	45,973	43,900	28,276

Peoples also has commitments to make additional capital contributions to low-income housing tax credit funds, consisting of a pool of low-income housing projects.  As a limited partner in these funds, Peoples receives Federal income tax benefits, which assist Peoples in managing its overall tax burden.  At March 31, 2007, these commitments approximated $1.6 million, with approximately $0.3 million expected to be paid over the next twelve months.  Management may make additional investments in various tax credit funds.

Peoples continues to lease certain banking facilities and equipment under noncancelable operating leases with terms providing for fixed monthly payments over periods ranging from two to ten years.  Many of Peoples’ leased banking facilities are inside retail shopping centers and, as a result, are not available for purchase.  Management believes these leased facilities increase Peoples’ visibility within its markets and afford sales associates additional access to current and potential clients.

Management does not anticipate Peoples’ current off-balance sheet activities will have a material impact on future results of operations and financial condition based on historical experience and recent trends.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided under the caption “Interest Rate Sensitivity and Liquidity” under “ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION” in this Form 10-Q, and is incorporated herein by reference.

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples Bancorp’s management, with the participation of Peoples Bancorp’s President and Chief Executive Officer and Peoples Bancorp’s Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples Bancorp’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of March 31, 2007.  Based upon that evaluation, Peoples Bancorp’s President and Chief Executive Officer and Peoples Bancorp’s Chief Financial Officer and Treasurer have concluded that:

(a)
information required to be disclosed by Peoples Bancorp in this Quarterly Report on Form 10-Q and other reports Peoples files or submits under the Exchange Act would be accumulated and communicated to Peoples Bancorp’s management, including its President and Chief Executive Officer  and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure;

(b)
information required to be disclosed by Peoples Bancorp in this Quarterly Report on Form 10-Q and other reports Peoples Bancorp files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(c)	Peoples Bancorp’s disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting
There were no changes in Peoples Bancorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples Bancorp’s fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, Peoples Bancorp’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS
In the ordinary course of their respective businesses or operations, Peoples Bancorp and its subsidiaries may be named as a plaintiff, a defendant, or a party to a legal proceeding or any of their respective properties may be subject to various pending and threatened legal proceedings and various actual and potential claims. In view of the inherent difficulty of predicting the outcome of such matters, Peoples Bancorp cannot state what the eventual outcome of any such matters will be; however, based on current knowledge and after consultation with legal counsel, management believes that these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Peoples.

Examination by Ohio Department of Taxation
As previously disclosed in “ITEM 1A. RISK FACTORS” and Note 18 of the Notes to the Consolidated Financial Statements included in Item 8 of Peoples Bancorp’s 2006 Form 10-K, Peoples Bank has been undergoing an examination by the Ohio Department of Taxation (the “Department”) of its 2002 Ohio Corporation Franchise Tax Report related to the fiscal year ended December 31, 2001 (the “2002 Tax Year”).  On August 23, 2006, the Department issued a Notice of Assessment in the amount of approximately $1.4 million in regards to Peoples Bank’s corporate franchise tax liability for the 2002 Tax Year. Management disagrees with this assessment in its entirety, and on September 22, 2006, Peoples Bank filed a Petition for Reassessment with the Department objecting to the assessment.  Peoples Bank is not liable for nor is it required to pay the assessment while the Petition for Reassessment is pending.

The Department has also issued proposed adjustments to Peoples Bank’s 2003 Ohio Corporation Franchise Tax Report (the “2003 Ohio Report”) related to the fiscal year ended December 31, 2002 (the “2003 tax year”) on the basis of the 2002 Tax Year assessment that would materially increase the amount of corporate franchise tax due.  Management has objected to these proposed adjustments in their entirety and is working with the Department to resolve and eliminate the proposed adjustments.  As part of this process, management has agreed to a one-year extension of the statute of limitations for the 2003 tax year.  The Department has not issued a Notice of Assessment with respect to the 2003 Ohio Report.

On April 10, 2007, Peoples Bank received notification from the Department that an examination of Peoples Bank’s Ohio Corporation Franchise Tax Reports related to the fiscal years ended December 31, 2002 through 2005, and an examination of other related companies for the same periods, would commence late second quarter of 2007.  This notification requested information that management believes is consistent with information requested during prior examinations.

While management believes it has taken appropriate positions on the tax returns under examination and does not expect the examinations will have a material impact on Peoples future financial statements, Peoples is unable to assess whether an unfavorable outcome is probable, nor to estimate the amount of liability, if any, that might result from an unfavorable outcome.

ITEM 1A:  RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risk factors discussed in “ITEM 1A.  RISK FACTORS” of Part I of Peoples Bancorp’s 2006 Form 10-K, one of which is updated below, should be considered.  These risk factors could materially affect Peoples’ business, financial condition or future operating results.  The risk factors described in Peoples Bancorp’s 2006 Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks Peoples faces.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results.

Peoples Bancorp and Its Subsidiaries Are Subject to Examinations and Challenges by Tax Authorities
In the normal course of business, Peoples Bancorp and its subsidiaries are routinely subject to examinations and challenges from federal and state tax authorities regarding positions taken in their respective tax returns.  State tax authorities have become increasingly aggressive in challenging tax positions taken by financial institutions, especially those positions relating to tax compliance and calculation of taxes subject to apportionment.  Any challenge or examination by a tax authority may result in adjustments to the timing or amount of taxable net worth or taxable income or deductions or the allocation of income among tax jurisdictions.

Management believes it has taken appropriate positions on all tax returns filed or to be filed and does not anticipate any examination, including the pending examinations by the Department, would have a material impact on Peoples’ consolidated financial statements.  However, the outcome of such examinations and ultimate resolution of any resulting assessments are inherently difficult to predict.  Thus, no assurance can be given that Peoples’ tax liability for any tax year open to examination will not be different than what is reflected in Peoples’ current and historical consolidated financial statements.  To the extent additional taxes may be due, Peoples recognizes liabilities for such tax exposures when management judges the losses associated with the claims to be probable and the amount of loss can be reasonably estimated, which generally cannot occur until the matter is ultimately resolved.

As discussed in ”ITEM 1: LEGAL PROCEEDINGS” of Part II of this Quarterly Report on Form 10-Q, Peoples Bank and other related companies are undergoing examinations by the Ohio Department of Taxation (the “Department”).  The discussion of these examinations by the Department is incorporated herein by reference.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples Bancorp and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) of Peoples Bancorp’s common shares during the three months ended March 31, 2007;

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
January 1 – 31, 2007	136 (3)	$28.92 (3)	–	425,000
February 1 – 28, 2007	126,071 (4)	$28.86 (4)	125,000	300,000
March 1 – 31, 2007	45,621 (5)	$28.24 (5)	45,000	255,000
Total	171,828	$28.70	170,000	255,000

(1) Information reflects solely the 2007 Stock Repurchase Program originally announced on January 12, 2007, which authorizes the repurchase of up to 425,000 common shares, with an aggregate purchase price of not more than $12.1 million.  The 2007 Stock Repurchase Program expires on December 31, 2007.

(2) Information reflects maximum number of common shares that may be purchased at the end of the period indicated.

(3) Information reflects solely common shares purchased in open market transactions by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust holding assets to provide payment of the benefits under the Peoples Bancorp Inc. Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the “Rabbi Trust”).

(4) Information includes 1,071 common shares purchased in open market transactions at an average price of $28.19 by Peoples Bank under the Rabbi Trust.

(5) Information includes 621 common shares purchased in open market transactions at an average price of $27.95 by Peoples Bank under the Rabbi Trust.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 12, 2007, Peoples Bancorp held its 2007 Annual Meeting of Shareholders in the Ball Room at the Holiday Inn in Marietta, Ohio, with 80% of the outstanding common shares represented by proxy.  No votes were placed in person.

Four Directors of Peoples Bancorp were re-elected to serve terms of three years each (expiring in 2010):  David L. Mead, Robert W. Price, Paul T. Theisen and Thomas J. Wolf.  Other Directors of Peoples Bancorp who continue to serve after the 2007 Annual Meeting of Shareholders include Carl L. Baker, Jr., Mark F. Bradley, George W. Broughton, Frank L. Christy, Wilford D. Dimit, Richard Ferguson, Theodore P. Sauber, and Joseph H. Wesel (Chairman of the Board).  The following is a summary of the voting results:

Nominee	For	Withheld	Abstentions and Broker Non-Votes
David L. Mead	8,396,260	153,610	n/a
Robert W. Price	6,267,711	2,282,158	n/a
Paul T. Theisen	8,176,352	373,518	n/a
Thomas J. Wolf	8,311,855	238,014	n/a

ITEM 5:  OTHER INFORMATION
None.

ITEM 6:  EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993)	Incorporated herein by reference to Exhibit 3(a) to the Registration Statement on Form 8-B of Peoples Bancorp Inc. (“Peoples”) filed July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3(a)(2) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-16772) (“Peoples’ 1997 Form 10-K”)

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3(a)(3) to Peoples’ 1997 Form 10-K

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Amended Articles of Incorporation of Peoples Bancorp Inc. (reflecting amendments through April 23, 2003) [For SEC reporting compliance purposes only -- not filed with Ohio Secretary of State]	Incorporated herein by reference to Exhibit 3(b) to Peoples’ March 31, 2003 Form 10-Q

3.2(a)	Code of Regulations of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Registration Statement on Form 8-B filed July 20, 1993 (File No. 0-16772)

3.2(b)
Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003
Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

3.2(c)	Certified Resolutions Regarding Adoption of Amendments to Article Three of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Code of Regulations of Peoples Bancorp Inc. (reflecting amendments through April 13, 2006) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File No. 0-16772)

10.1	Second Amendment to the Peoples Bancorp Inc. 2006 Equity Plan adopted on February 8, 2007	Incorporated herein by reference to Exhibit 10.27(c) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-16772)(“Peoples’ 2006 Form 10-K”)

10.2
Form of Peoples Bancorp Inc. 2006 Equity Plan Restricted Stock Award Agreement for employees used and to be used to evidence awards of restricted stock granted and to be granted to employees of Peoples Bancorp Inc. and its subsidiaries under the Peoples Bancorp Inc. 2006 Equity Plan on and after February 13, 2007
Incorporated herein by reference to Exhibit 10.29 to Peoples’ 2006 Form 10-K

10.3
Form of Peoples Bancorp Inc. 2006 Equity Plan SAR Agreement for employees used and to be used to evidence awards of stock appreciation rights granted and to be granted to employees of Peoples Bancorp Inc. and its subsidiaries under the Peoples Bancorp Inc. 2006 Equity Plan on and after February 13, 2007
Incorporated herein by reference to Exhibit 10.31 to Peoples’ 2006 Form 10-K

10.4
Form of Peoples Bancorp Inc. 2006 Equity Plan Restricted Stock Award Agreement for directors used and to be used to evidence awards of restricted stock granted and to be granted to directors of Peoples Bancorp Inc.
Incorporated herein by reference to Exhibit 10.30 to Peoples’ 2006 Form 10-K

10.5	Resignation and Severance Agreement, entered into effective April 26, 2007, by and between Peoples Bancorp Inc. and Peoples Bank, National Association and Donald J. Landers, Jr.	Incorporated herein by reference to Exhibit 10.1 to Peoples’ Current Report on Form 8-K/A dated and filed May 3, 2007 (File No. 0-16772)

11	Computation of Earnings Per Share	Filed herewith

12	Computation of Ratios	Filed herewith

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) [President and Chief Executive Officer]	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) [Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC

Date: May 4, 2007	By: /s/	MARK F. BRADLEY
Mark F. Bradley
President and Chief Executive Officer

Date: May 4, 2007	By:/s/	CAROL A. SCHNEEBERGER
Carol A. Schneeberger
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Exhibit Number	Description	Exhibit Location

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993)	Incorporated herein by reference to Exhibit 3(a) to the Registration Statement on Form 8-B of Peoples Bancorp Inc. (“Peoples”) filed July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3(a)(2) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-16772) (“Peoples’ 1997 Form 10-K”)

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3(a)(3) to Peoples’ 1997 Form 10-K

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Amended Articles of Incorporation of Peoples Bancorp Inc. (reflecting amendments through April 23, 2003) [For SEC reporting compliance purposes only -- not filed with Ohio Secretary of State]	Incorporated herein by reference to Exhibit 3(b) to Peoples’ March 31, 2003 Form 10-Q

3.2(a)	Code of Regulations of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Registration Statement on Form 8-B filed July 20, 1993 (File No. 0-16772)

3.2(b)
Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003
Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

3.2(c)	Certified Resolutions Regarding Adoption of Amendments to Article Three of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Code of Regulations of Peoples Bancorp Inc. (reflecting amendments through April 13, 2006) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File No. 0-16772)

10.1	Second Amendment to the Peoples Bancorp Inc. 2006 Equity Plan adopted on February 8, 2007	Incorporated herein by reference to Exhibit 10.27(c) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-16772)(“Peoples’ 2006 Form 10-K”)

10.2
Form of Peoples Bancorp Inc. 2006 Equity Plan Restricted Stock Award Agreement for employees used and to be used to evidence awards of restricted stock granted and to be granted to employees of Peoples Bancorp Inc. and its subsidiaries under the Peoples Bancorp Inc. 2006 Equity Plan on and after February 13, 2007
Incorporated herein by reference to Exhibit 10.29 to Peoples’ 2006 Form 10-K

10.3
Form of Peoples Bancorp Inc. 2006 Equity Plan SAR Agreement for employees used and to be used to evidence awards of stock appreciation rights granted and to be granted to employees of Peoples Bancorp Inc. and its subsidiaries under the Peoples Bancorp Inc. 2006 Equity Plan on and after February 13, 2007
Incorporated herein by reference to Exhibit 10.31 to Peoples’ 2006 Form 10-K

10.4
Form of Peoples Bancorp Inc. 2006 Equity Plan Restricted Stock Award Agreement for directors used and to be used to evidence awards of restricted stock granted and to be granted to directors of Peoples Bancorp Inc.
Incorporated herein by reference to Exhibit 10.30 to Peoples’ 2006 Form 10-K

10.5	Resignation and Severance Agreement, entered into effective April 26, 2007, by and between Peoples Bancorp Inc. and Peoples Bank, National Association and Donald J. Landers, Jr.	Incorporated herein by reference to Exhibit 10.1 to Peoples’ Current Report on Form 8-K/A dated and filed May 3, 2007 (File No. 0-16772)

11	Computation of Earnings Per Share	Filed herewith

12	Computation of Ratios	Filed herewith

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) [President and Chief Executive Officer]	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) [Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Filed herewith