Form 10-Q
period 2007-06-30
PEOPLES BANCORP INC
filed 2007-08-02
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2007
                                                                                        OR
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
Yes [    ]                                No  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 10,475,110 common shares, without par value, at July 31, 2007.

PART I– FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)	June 30,	December 31,
Assets	2007	2006
Cash and cash equivalents:
Cash and due from banks	$ 35,925	$ 35,405
Interest-bearing deposits in other banks	1,379	1,101
Federal funds sold	500	3,300
Total cash and cash equivalents	37,804	39,806

Available-for-sale investment securities, at estimated fair value (amortized
cost of $558,081 at June 30, 2007 and $550,239 at December 31, 2006)	553,930	548,733

Loans, net of deferred fees and costs	1,108,409	1,132,394
Allowance for loan losses	(14,692)	(14,509)
Net loans	1,093,717	1,117,885

Loans held for sale	1,755	1,041
Bank premises and equipment, net	23,008	23,455
Business owned life insurance	49,449	48,630
Goodwill	62,520	61,373
Other intangible assets	6,473	7,479
Other assets	28,041	26,853
Total assets	$ 1,856,697	$ 1,875,255

Liabilities
Deposits:
Non-interest-bearing	$ 173,675	$ 170,921
Interest-bearing	1,029,423	1,062,608
Total deposits	1,203,098	1,233,529

Short-term borrowings	235,005	194,883
Long-term borrowings	181,760	200,793
Junior subordinated notes held by subsidiary trusts	22,443	29,412
Accrued expenses and other liabilities	17,840	19,469
Total liabilities	1,660,146	1,678,086

Stockholders’ Equity
Common stock, no par value, 24,000,000 shares authorized,
10,903,116 shares issued at June 30, 2007 and 10,889,242 shares issued
at December 31, 2006, including shares in treasury	163,044	162,654
Retained earnings	49,784	43,439
Accumulated comprehensive loss, net of deferred income taxes	(4,663)	(2,997)
Treasury stock, at cost, 438,375 shares at June 30, 2007 and 237,257 shares
at December 31, 2006	(11,614)	(5,927)
Total stockholders’ equity	196,551	197,169
Total liabilities and stockholders’ equity	$ 1,856,697	$ 1,875,255

See Notes to the Consolidated Unaudited Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Interest Income:
Interest and fees on loans	$ 21,509	$ 19,977	$ 42,850	$ 38,938
Interest on taxable investment securities	5,984	6,267	12,386	12,284
Interest on tax-exempt investment securities	543	724	1,114	1,454
Other interest income	44	38	90	78
Total interest income	28,080	27,006	56,440	52,754
Interest Expense:
Interest on deposits	9,347	7,435	18,474	14,077
Interest on short-term borrowings	2,841	2,756	6,056	4,523
Interest on long-term borrowings	2,028	2,861	3,874	6,062
Interest on junior subordinated notes held by subsidiary trusts	531	649	1,182	1,284
Total interest expense	14,747	13,701	29,586	25,946
Net interest income	13,333	13,305	26,854	26,808
Provision for loan losses	847	573	1,470	841
Net interest income after provision for loan losses	12,486	12,732	25,384	25,967
Other Income:
Service charges on deposit accounts	2,445	2,604	4,813	5,065
Insurance commissions	2,409	2,274	5,359	5,426
Trust and investment income	1,286	1,120	2,429	2,120
Electronic banking income	900	799	1,728	1,496
Business owned life insurance	408	399	819	805
Mortgage banking income	264	243	471	413
Gain on securities transactions	21	4	38	4
Other	242	166	449	394
Total other income	7,975	7,609	16,106	15,723
Other Expenses:
Salaries and employee benefits	6,870	6,432	14,167	13,344
Net occupancy and equipment	1,352	1,210	2,684	2,452
Professional fees	631	663	1,245	1,275
Data processing and software	551	476	1,064	944
Amortization of intangible assets	489	567	989	1,149
Franchise tax	448	446	887	891
Bankcard Costs	394	318	754	607
Marketing	379	413	728	888
Other	2,036	2,032	3,974	4,073
Total other expenses	13,150	12,557	26,492	25,623
Income before income taxes	7,311	7,784	14,998	16,067
Income taxes	1,962	2,248	4,003	4,600
Net income	$ 5,349	$ 5,536	$ 10,995	$ 11,467

Earnings per share:
Basic	$ 0.51	$ 0.52	$ 1.04	$ 1.09
Diluted	$ 0.51	$ 0.52	$ 1.04	$ 1.07

Weighted-average number of shares outstanding:
Basic	10,503,952	10,591,926	10,544,199	10,561,355
Diluted	10,574,250	10,714,030	10,619,815	10,689,465

Cash dividends declared	$ 2,322	$ 2,239	$ 4,650	$ 4,359
Cash dividends declared per share	$ 0.22	$ 0.21	$ 0.44	$ 0.41

See Notes to the Consolidated Unaudited Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
	Common Stock		Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Shares	Amount	Earnings	Loss	Stock	Total
Balance, December 31, 2006	10,889,242	$ 162,654	$ 43,439	$ (2,997)	$ (5,927)	$ 197,169
Net income			10,995			10,995
Other comprehensive loss, net of tax				(1,666)		(1,666)
Cash dividends declared of $0.44 per share			(4,650)			(4,650)
Stock-based compensation expense		239				239
Purchase of treasury stock, 243,842 shares					(6,861)	(6,861)
Exercise of common stock options (reissued
38,062 treasury shares)		(395)			1,045	650
Tax benefit from exercise of stock options		165				165
Issuance of common stock under dividend
reinvestment plan	13,874	386				386
Issuance of common stock related to the
acquisition of the Putnam Agency (reissued
4,662 treasury shares)		(5)			129	124
Balance, June 30, 2007	$ 10,903,116	$ 163,044	$ 49,784	$ (4,663)	$ (11,614)	$ 196,551

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Net income	$ 5,349	$ 5,536	$ 10,995	$ 11,467
Other comprehensive loss:
Unrealized loss on available-for-sale securities arising in the period	(5,214)	(4,316)	(2,606)	(8,694)
Less: reclassification adjustment for net securities gains included in net income	21	4	38	4
Net unrecognized loss and service cost on pension plan	41	–	81	–
Total other comprehensive loss	(5,194)	(4,320)	(2,563)	(8,698)
Income tax benefit	1,818	1,512	897	3,044
Total other comprehensive loss, net of tax	(3,376)	(2,808)	(1,666)	(5,654)
Total comprehensive income	$ 1,973	$ 2,728	$ 9,329	$ 5,813

See Notes to the Consolidated Unaudited Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months
	Ended June 30,
(Dollars in thousands)	2007	2006

Net cash provided by operating activities	$ 11,722	$ 15,508

Cash flows from investing activities:
Purchases of available-for-sale securities	(76,912)	(20,289)
Proceeds from maturities, calls and prepayments of available-for-sale securities	68,951	31,921
Net decrease (increase) in loans	22,762	(42,363)
Expenditures for premises and equipment	(987)	(850)
Net proceeds from sales of other real estate owned	59	515
Business acquisitions, net of cash received	(637)	(1,059)
Investment in limited partnership and tax credit funds	(277)	(899)
Net cash provided by (used in) investing activities	12,959	(33,024)

Cash flows from financing activities:
Net increase in non-interest-bearing deposits	2,754	7,174
Net (decrease) increase in interest-bearing deposits	(33,285)	55,656
Net increase in short-term borrowings	40,122	54,872
Proceeds from long-term borrowings	45,000	–
Payments on long-term borrowings	(64,033)	(99,494)
Cash dividends paid	(4,212)	(3,961)
Purchase of treasury stock	(6,861)	(452)
Repurchase of trust preferred securities	–	(25)
Repayment of trust preferred securities	(7,000)	–
Proceeds from issuance of common stock	665	1,678
Excess tax benefit for share-based payments	167	–
Net cash (used in) provided by financing activities	(26,683)	15,448
Net decrease in cash and cash equivalents	(2,002)	(2,068)
Cash and cash equivalents at beginning of period	39,806	39,648
Cash and cash equivalents at end of period	$ 37,804	$ 37,580

 See Notes to the Consolidated Unaudited Financial Statements

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.   Basis of Presentation
The accounting and reporting policies of Peoples Bancorp Inc. (“Peoples Bancorp”) and its subsidiaries (collectively, “Peoples”) conform to accounting principles generally accepted in the United States (“US GAAP”) and to general practices within the financial services industry.  Peoples considers all of its principal activities to be financial services related.  The accompanying unaudited consolidated financial statements of Peoples reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  To conform to the 2007 presentation, brokerage income was reclassified to trust and investment income from insurance and investment commissions, which had no impact on net income, comprehensive income, net cash provided by operating activities or stockholders’ equity.  Results of operations for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The consolidated financial statements include the accounts of Peoples Bancorp and its consolidated subsidiaries, Peoples Bank, National Association (“Peoples Bank”) and Peoples Investment Company, along with their respective wholly-owned subsidiaries.  Peoples Bancorp previously formed two statutory business trusts that are variable interest entities for which Peoples Bancorp is not the primary beneficiary.  As a result, the accounts of these trusts are not included in Peoples’ consolidated financial statements.  All significant intercompany accounts and transactions have been eliminated.

2.   New Accounting Pronouncements:
On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value.  The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, but permitted companies an option for earlier adoption.  Peoples will adopt SFAS 159 effective January 1, 2008, as required, although management has not yet completed its evaluation of SFAS 159 to determine the impact adoption may have on Peoples’ financial statements taken as a whole.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which replaces various definitions of fair value in existing accounting literature with a single definition, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements upon adoption.  SFAS 157 clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use.  SFAS 157 also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation.  This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates.  SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value.  The statement does not expand the use of fair value to any new circumstances.  Peoples will be required to apply the new guidance beginning January 1, 2008.  Management has not completed its analysis to determine what impact adoption will have a material impact on Peoples’ financial statements.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes –an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return.  Under FIN 48, a tax position is initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  FIN 48 permits companies the option to classify penalties and interest incurred under the applicable tax law as either income tax expense or a component of other expenses.  Effective January 1, 2007, Peoples adopted the provisions of FIN 48, as required.  In connection with the adoption, Peoples elected to continue its existing accounting policy of classifying penalties and interest as income tax expense.

The adoption of FIN 48 had no material impact on Peoples’ financial statements taken as a whole and no cumulative effect adjustments relating to the adoption were required.  The amount of Peoples’ uncertain income tax positions, unrecognized benefits and accrued interest were immaterial at both June 30, 2007 and January 1, 2007.  Peoples is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2004 through 2006.  Peoples’ state income tax returns are currently open to audit under the applicable statutes of limitations for the years ended December 31, 2004 through 2006.

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

The Compensation Committee of Peoples Bancorp’s Board of Directors has the authority to select the employees and non-employee directors of Peoples Bancorp’s subsidiaries to be granted awards, establish the awards to be granted, and approve the terms and conditions of each award contract.  The full Board of Directors of Peoples Bancorp has sole authority to select thenon-employee directors of Peoples Bancorpto be granted awards, establish the awards to be granted, and approve the terms and conditions of each award contract.  Through December 31, 2006, nonqualified and incentive stock options were the only stock-based awards made to employees and directors by Peoples Bancorp.  Beginning in February 2007, Peoples Bancorp has granted a combination of restricted common shares and stock appreciation rights (“SARs”) to certain employees and restricted common shares to non-employee directors subject to the terms and conditions prescribed by the 2006 Equity Plan.

Stock Options
Under the provisions of the 2006 Equity Plan and predecessor stock option plans, the price per share of any stock option granted may not be less than the fair market value of the underlying common shares on the date of grant of the stock option.  Recent stock options granted to employees vest three years from the grant date.  Stock options granted to non-employee directors of Peoples Bancorp and Peoples Bank in recent periods vest six months from the grant date.  All stock options granted to both employees and non-employee directors expire ten years from the date of grant.

The following summarizes the changes to Peoples’ stock options for the six months ended June 30, 2007:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	397,766	$ 21.88
Granted	–	–
Exercised	38,407	17.17
Forfeited	3,163	17.03
Outstanding at June 30	356,196	$ 22.43	5.1 years	$2,038,000

Exercisable at June 30	310,690	$ 21.55	4.6 years	$2,038,000

For the six months ended June 30, 2007, total intrinsic value of stock options exercised was $395,000.  At June 30, 2007, unrecognized stock-based compensation expense related to unvested stock options totaled $101,000.

The following summarizes information concerning Peoples’ stock options outstanding at June 30, 2007:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$13.48	to	$18.21	90,055	2.4 years	$ 14.41	90,055	$ 14.41
$18.70	to	$22.32	86,132	4.0 years	21.26	86,132	21.26
$22.33	to	$27.51	93,244	6.1 years	25.50	93,244	25.50
$27.51	to	$30.00	86,765	8.1 years	28.61	41,259	28.80
			356,196	5.1 years	$ 22.43	310,690	$ 21.55

Stock Appreciation Rights
SARs granted to employees have an exercise price equal to the fair market value of Peoples Bancorp’s common shares on the date of grant and will be settled using common shares of Peoples Bancorp.  Additionally, the SARs granted will vest three years from the grant date and expire ten years from the date of grant.  The following summarizes the changes to Peoples’ SARs for the six months ended June 30, 2007:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding at January 1	–	$ –
Granted	22,047	29.25
Exercised	–	–
Forfeited	673	29.25
Outstanding at June 30	21,374	$ 29.25	9.6 years

The weighted-average estimated fair value of the SARs granted was $8.13.  At June 30, 2007, unrecognized stock-based compensation expense related to unvested SARs totaled $82,000.

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

Restricted Shares
Under the 2006 Equity Plan, Peoples Bancorp may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while those awarded to key employees and officers expire after three years.  Peoples recognizes compensation expense over the restricted period.

The following summarizes the changes to Peoples’ restricted common shares for the six months ended June 30, 2007:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	–	$ –
Awarded	12,443	28.84
Released	–	–
Forfeited	192	29.25
Outstanding at June 30	12,251	$ 28.84

Unrecognized stock-based compensation expense related to restricted common shares totaled $150,000 at June 30, 2007.

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

The following table details the components of the net periodic benefit cost for the plans:

Pension Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006
Service cost	$ 211	$ 217	$ 423	$ 434
Interest cost	190	190	379	378
Expected return on plan assets	(386)	(291)	(596)	(582)
Amortization of prior service cost	–	–	1	1
Amortization of net loss	40	64	80	128
Net periodic benefit cost	$ 55	$ 180	$ 287	$ 359

Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006
Interest cost	$ 6	$ 7	$ 13	$ 13
Amortization of net loss	1	–	2	–
Net periodic benefit cost	$ 7	$ 7	$ 15	$ 13

5.   Junior Subordinated Notes Held by Subsidiary Trusts:
Peoples Bancorp previously formed two statutory business trusts (the “Trusts”) for the purpose of issuing or participating in pools of corporation-obligated mandatorily redeemable capital securities (the “Capital Securities” or “Trust Preferred Securities”), with 100% of the common equity in the Trusts owned by Peoples Bancorp.  The proceeds from the Capital Securities and common equity were invested in junior subordinated debt securities of Peoples Bancorp (the “Debentures”).

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

Under the provisions of the Debentures, Peoples Bancorp has the right to defer payment of interest on the Debentures at any time, or from time to time, for periods not exceeding five years.  If interest payments on the Debentures are deferred, the dividends on the Capital Securities are also deferred.  Interest on the Debentures is cumulative.  Peoples Bancorp has entered into agreements which, taken collectively, fully and unconditionally guarantee the Capital Securities subject to the terms of each of the guarantees.

The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures.  The Debentures held by PEBO Capital Trust I are first redeemable, in whole or in part, by Peoples Bancorp on May 1, 2009.  On April 23, 2007, Peoples Bancorp repaid the entire $7.2 million of the Debentures held by PEBO Capital Trust II, which had a then current rate of 9.10%.  As a result of this repayment, PEBO Capital Trust II redeemed all of the outstanding Capital Securities and common equity and was dissolved in accordance with the terms of the Amended and Restated Declaration of Trust of PEBO Capital Trust II.

Under the risk-based capital standards for bank holding companies adopted by the Board of Governors of the Federal Reserve System, the Trust Preferred Securities qualify as Tier 1 capital for regulatory capital purposes, subject to certain quantitative limits and qualitative standards.  Specifically, the aggregate amount of trust preferred securities and certain other capital elements that qualify as Tier 1 capital is limited to 25% of core capital elements, net of goodwill, with the excess amount not qualifying for Tier 1 capital being included in Tier 2 capital.  Additionally, trust preferred securities no longer qualify for Tier 1 capital within five years of their maturity.  The redemption of the Capital Securities issued by PEBO Capital Trust II had a minimal impact on Peoples’ regulatory capital ratios.

The Capital Securities issued by the Trusts are summarized as follows:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Capital securities of PEBO Capital Trust I, 8.62%, due May 1, 2029, net of unamortized issuance costs	$ 22,443	$ 22,425

Capital securities of PEBO Capital Trust II, 6-month LIBOR + 3.70%, due April 22, 2032, net of unamortized issuance costs	–	6,987

Total capital securities	$ 22,443	$ 29,412

Total capital securities qualifying for Tier 1 capital	$ 22,443	$ 29,412

6.   Comprehensive Loss
The following details the balances in accumulated other comprehensive loss for the periods indicated:

(Dollars in thousands)	At June 30, 2007
	Gross	Tax	Net of Tax
	Amount	Benefit	Amount
Unrealized net losses on available-for-sale securities	(4,152)	(1,454)	(2,698)
Unrecognized net pension and postretirement costs	(3,023)	(1,058)	(1,965)
Total accumulated comprehesive loss	(7,175)	(2,512)	(4,663)

	At December 31, 2006
	Gross	Tax	Net of Tax
	Amount	Benefit	Amount
Unrealized net losses on available-for-sale securities	(1,506)	(527)	(979)
Unrecognized net pension and postretirement costs	(3,105)	(1,087)	(2,018)
Total accumulated comprehesive loss	(4,611)	(1,614)	(2,997)

7.  Contingent Liabilities
In the normal course of business, Peoples Bancorp and its subsidiaries are routinely subject to examinations and challenges from federal and state tax authorities regarding positions taken in their tax returns.  Any challenge or examination by a tax authority may result in adjustments to the timing or amount of taxable net worth or taxable income or deductions or the allocation of income among tax jurisdictions.  Such adjustments, if not resolved in Peoples’ favor, could have a material adverse effect on Peoples’ financial condition and results of operation.

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

On June 25, 2007, the Department commenced an examination of Peoples Bank’s Ohio Corporation Franchise Tax Reports related to the fiscal years ended December 31, 2002 through 2005, and an examination of other related companies for the same periods.  The Department has not proposed any adjustments with respect to these examinations, although the administrative process is ongoing.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	At or For the Three Months		At or For the Six Months
	Ended June 30,		Ended June 30,
SIGNIFICANT RATIOS	2007	2006	2007	2006
Return on average equity	10.81%	11.88%	11.19%	12.45%
Return on average assets	1.16%	1.18%	1.19%	1.24%
Net interest margin (a)	3.31%	3.29%	3.32%	3.34%
Efficiency ratio (b)	58.68%	56.25%	58.57%	56.47%
Average stockholders' equity to average assets	10.69%	9.96%	10.62%	9.98%
Average loans to average deposits	93.35%	96.90%	93.52%	96.32%
Cash dividends to net income	43.41%	40.44%	42.29%	38.01%

Nonperforming loans as a percent of total loans (c)	0.67%	0.93%	0.67%	0.93%
Nonperforming assets as a percent of total assets (d)	0.41%	0.56%	0.41%	0.56%
Allowance for loan losses to loans net of unearned interest	1.33%	1.38%	1.33%	1.38%
Allowance for loan losses to nonperforming loans (c)	198.32%	148.04%	198.32%	148.04%
Provision for loan losses to average loans	0.07%	0.05%	0.13%	0.08%
Net charge-offs as a percentage of average loans (annualized)	0.24%	- 0.03%	0.23%	0.04%

CAPITAL RATIOS (end of period)
Tier I capital ratio	11.74%	11.95%	11.74%	11.95%
Total risk-based capital ratio	12.97%	13.26%	12.97%	13.26%
Leverage ratio	8.67%	8.46%	8.67%	8.46%

PER SHARE DATA
Earnings per share – basic	$ 0.51	$ 0.52	$ 1.04	$ 1.09
Earnings per share – diluted	0.51	0.52	1.04	1.07
Cash dividends declared per share	0.22	0.21	0.44	0.41
Book value per share (end of period)	18.78	17.60	18.78	17.60
Tangible book value per share (end of period) (e)	$ 12.19	$ 11.03	$ 12.19	$ 11.03
Weighted average shares outstanding – Basic	10,503,952	10,591,926	10,544,199	10,561,355
Weighted average shares outstanding – Diluted	10,574,250	10,714,030	10,619,815	10,689,465
Common shares outstanding at end of period	10,464,741	10,600,413	10,464,741	10,600,413

(a)	Fully-tax equivalent net interest income as a percentage of average earning assets.
(b)	Non-interest expense (less intangible amortization) as a percentage of fully-tax equivalent net interest income plus non-interest income.
(c)	Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans.
(d)	Nonperforming assets include nonperforming loans and other real estate owned.
(e)	Tangible book value per share reflects capital calculated for banking regulatory requirements and excludes balance sheet impact of intangible assets acquired through acquisitions.

Forward-Looking Statements
Certain statements in this Form 10-Q which are not historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.  Words such as “feels”, “expects,” “believes”, “plans”,  “will”, “would”, “should”, “could” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.  Factors that might cause such a difference include, but are not limited to:
(1)	competitive pressures among financial institutions or from non-financial institutions, which may increase significantly;
(2)	changes in the interest rate environment, which may adversely impact interest margins;
(3)	prepayment speeds, loan originations and sale volumes, charge-offs and loan loss provisions, which may be less favorable than expected;
(4)	general economic conditions, either national or in the states in which Peoples Bancorp and its subsidiaries do business, which may be less favorable than expected;
(5)	political developments, wars or other hostilities, which may disrupt or increase volatility in securities markets or other economic conditions;
(6)	legislative or regulatory changes or actions, which may adversely affect the business of Peoples Bancorp and its subsidiaries;
(7)	changes in the conditions and trends in the securities markets;
(8)	a delayed or incomplete resolution of regulatory issues that could arise;
(9)	the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity;
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

Business Overview
The following discussion and analysis of the unaudited consolidated financial statements of Peoples is presented to provide insight into management’s assessment of the financial condition and results of operations.  Peoples Bancorp’s subsidiaries are Peoples Bank, National Association (“Peoples Bank”), Peoples Investment Company and PEBO Capital Trust I.  Peoples Bank also owns Peoples Insurance Agency, Inc. (“Peoples Insurance”), PBNA L.L.C. and Peoples Loan Services, Inc.  Peoples Investment Company also owns Peoples Capital Corporation.

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

Peoples Bank also makes available other financial services through Peoples Financial Advisors, which provides customer-tailored services for fiduciary needs, investment alternatives, financial planning, retirement plans and other asset management needs.  Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank’s offices.  Peoples Insurance is a full-service insurance agency offering a complete array of life, health, property and casualty insurance products.

Peoples Investment Company and its subsidiary, Peoples Capital Corporation, were formed to optimize Peoples’ consolidated capital position and improve profitability by providing new investment opportunities that are either limited or restricted at the bank level.  These investments include, but are not limited to, low-income housing tax credit funds or projects, venture capital, and other higher risk investments.  Presently, the operations of both companies do not represent a significant part of Peoples’ overall business activities.

This discussion and analysis should be read in conjunction with the audited consolidated financial statements, and notes thereto, contained in Peoples Bancorp’s 2006 Form 10-K, as well as the consolidated financial statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples’ consolidated financial statements and management’s discussion and analysis at June 30, 2007, which were unchanged from the policies disclosed in Peoples Bancorp’s 2006 Form 10-K.

Summary of Recent Transactions and Events
The following is a summary of recent transactions that have impacted or are expected to impact Peoples’ results of operations or financial condition:

o
On January 12, 2007, Peoples Bancorp announced the authorization to repurchase up to 425,000, or approximately 4%, of Peoples Bancorp’s then outstanding common shares in 2007 in open market transactions (the “2007 Stock Repurchase Program”).  Any repurchased common shares will be held as treasury shares and are anticipated to be used for future exercises of equity awards granted from Peoples Bancorp’s equity plans, future issuances of common shares in connection with Peoples Bancorp’s deferred compensation plans, and other general corporate purposes.  Through July 31, 2007, Peoples Bancorp had repurchased 295,500 common shares (or 70% of the total authorized), at an average price of $27.32, under the 2007 Stock Repurchase Program.  The 2007 Stock Repurchase Program expires on December 31, 2007.

o
On April 5, 2007, Peoples announced plans to construct a new financial services office in Huntington, West Virginia.  The new office will include drive-through banking facilities and an ATM and is expected to be completed during the fourth quarter of 2007.

o
On April 23, 2007, Peoples Bancorp repaid the entire $7.2 million of variable rate junior subordinated notes issued to and held by its subsidiary, PEBO Capital Trust II, which had a then current rate of 9.10%.  As a result of this repayment, PEBO Capital Trust II was required to redeem all of its outstanding capital securities and common shares.  Management expects this redemption will have minimal impact on Peoples’ regulatory capital ratios and produce a modest improvement in future net interest income and margin, as the junior subordinated notes will be replaced by lower cost borrowings.  PEBO Capital Trust II was dissolved in accordance with the terms of the Amended and Restated Declaration of Trust as a result of the redemption of all of the outstanding common securities and all of the capital securities.

o
On June 4, 2007, Peoples announced plans to open a full-service banking location in Zanesville, Ohio.  Management originally anticipated the office to be opened during the third quarter; however, it is now probable that the entry into the Zanesville market will be delayed as management strategically explores all possibilities to entering that market, including office location, personnel, products and services to be offered, the approach to customers and any other element of this expansion.

The impact of these transactions, where material, is discussed in the applicable sections of this management’s discussion and analysis.

As previously disclosed in “ITEM 1A. RISK FACTORS” and Note 18 of the Notes to the Consolidated Financial Statements included in Item 8 of Peoples Bancorp’s 2006 Form 10-K, Peoples Bank has been undergoing an examination by the Ohio Department of Taxation (the “Department”) of its 2002 Ohio Corporation Franchise Tax Report related to the fiscal year ended December 31, 2001 (the “2002 Tax Year”).  On June 25, 2007, the Department commenced an examination of Peoples Bank’s Ohio Corporation Franchise Tax Reports related to fiscal years ended December 31, 2002 through 2005, and an examination of other related companies for the same periods.  Additional information regarding the examinations by the Department can be found in “ITEM 1:  LEGAL PROCEEDINGS” of Part II of this Quarterly Report on Form 10-Q.

Executive Summary
For the three months ended June 30, 2006, net income totaled $5.3 million, or $0.51 per diluted share, compared to $5.5 million and $0.52 per diluted share earned in the second quarter of 2006.  On a year-to-date basis, net income totaled $11.0 million and diluted earnings per share were $1.04, versus $11.5 million and $1.07, respectively, a year ago.  Peoples’ lower earnings for both the second quarter and first half of 2007 were the result of higher non-interest expense, primarily salaries and benefit costs, coupled with flat net interest income due mostly to the challenging interest rate environment.  Compared to the first quarter of 2007, net income declined as a result of the non-recurrence of seasonal insurance income earned annually during the first quarter.

Second quarter 2007 return on equity (“ROE”) was 10.81% versus 11.88% a year ago, while return on assets (“ROA”) was 1.16% and 1.18%, respectively.  For the six months ended June 30, 2007, ROE was 11.19% and ROA was 1.19%, compared to 12.45% and 1.24%, respectively, for the first half of 2006.

For the three months ended June 30, 2007, net interest income was $13.3 million, unchanged from a year ago and down slightly compared to the first quarter of 2007.  Net interest margin was 3.31% for the second quarter of 2007 versus 3.32% last quarter and 3.29% for 2006’s second quarter.  On a year-to-date basis compared to the first half of 2006, net interest income was flat, and net interest margin compressed two basis points to 3.32%.  Peoples’ ability to grow both net interest income and margin in the first half of 2007 has been challenged by the interest rate environment, plus sizable commercial loan payoffs and prepayments of investment securities that lowered average earning assets and interest income, although stable funding costs in the second quarter tempered the overall decline.  Net interest income for the three and six months ended June 30, 2007, also include an adjustment to write off  $211,000 of interest receivable related to certain investment securities.

Other income totaled $8.0 million in the second quarter of 2007, up 5% from a year ago, while on a year-to-date basis, other income was $16.1 million versus $15.7 million.  These increases were due mostly to a combination of higher trust and investment income and electronic banking revenues.  Also contributing to the second quarter growth was higher insurance sales commission income.  Total other expense was $13.2 million and $26.5 million for the three and six months ended June 30, 2007, versus $12.6 million and $25.6 million for the same periods a year ago.  These increases were due mostly to higher salary and benefit costs and additional occupancy and equipment expenses, offset by lower intangible amortization expense, marketing costs and professional fees.

Total assets were $1.86 billion at June 30, 2007, down $18.6 million since year-end 2006 as a result of the decline in loan balances.  At June 30, 2007, gross portfolio loan balances were $1.11 billion compared to $1.13 billion, a $24.0 million decrease due to the anticipated commercial loan payoffs that exceeded new originations.  Investment securities totaled $553.9 million at quarter-end versus $548.7 million at year-end 2006.

At June 30, 2007, total liabilities were $1.66 billion compared to $1.68 billion at December 31, 2006.  Total deposit balances decreased $30.4 million during the first half of 2007, the result of Peoples’ reducing brokered deposits by $62.5 million due to retail deposit growth and utilization of other, lower cost wholesale funds.  Retail deposits, which exclude brokered deposits, grew $32.1 million, or 3%, from a $29.3 million increase in interest-bearing retail deposits and additional non-interest-bearing balances of $2.8 million.

Total stockholders’ equity was $196.6 million at June 30, 2007, down from $197.2 million at December 31, 2006, due to treasury stock purchases totaling $6.9 million that were largely offset by the $6.3 million increase in Peoples’ retained earnings.

RESULTS OF OPERATIONS

Interest Income and Expense
Peoples earns interest income from loans, investment securities and short-term investments and incurs interest expense on interest-bearing deposits and borrowed funds.  Net interest income, the amount by which interest income exceeds interest expense, remains Peoples’ largest source of revenue.  For the three and six months ended June 30, 2007, net interest income totaled $13.3 million and $26.9 million, respectively, and was equal to the prior year.

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(Dollars in thousands)	2007	2007	2006	2007	2006
Net interest income, as reported	$ 13,333	$ 13,521	$ 13,305	$ 26,854	$ 26,808
Taxable equivalent adjustments	324	334	426	659	855
Fully-tax equivalent net interest income	$ 13,657	$ 13,855	$ 13,731	$ 27,513	$ 27,663

Net interest margin, calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of Peoples’ earning assets and interest-bearing liabilities.  The following tables detail Peoples’ average balance sheet and analysis of net interest income for the periods presented:

	For the Three Months Ended June 30,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Short-term investments:
Interest-bearing deposits with banks	$ 2,462	$ 30	4.85%	$ 2,553	$ 23	3.61%
Federal funds sold	1,043	14	5.27%	1,194	15	5.01%
Total short-term investments	3,505	44	4.98%	3,747	38	4.06%
Securities (1):
Taxable	487,381	5,984	4.91%	514,108	6,267	4.88%
Tax-exempt (2)	53,233	836	6.28%	67,816	1,114	6.57%
Total securities	540,614	6,820	5.05%	581,924	7,381	5.07%
Loans (3):
Commercial (2)	760,062	14,686	7.75%	722,684	13,209	7.33%
Real estate (4)	293,204	5,247	7.16%	313,307	5,381	6.87%
Consumer	77,289	1,607	8.34%	68,848	1,422	8.28%
Total loans	1,130,555	21,540	7.64%	1,104,839	20,012	7.26%
Less: Allowance for loan loss	(14,656)			(15,008)
Net loans	1,115,899	21,540	7.74%	1,089,831	20,012	7.36%
Total earning assets	1,660,018	28,404	6.86%	1,675,502	27,431	6.56%
Intangible assets	68,142			68,557
Other assets	128,315			132,094
Total assets	$ 1,856,475			$ 1,876,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Savings	$ 117,149	$ 188	0.64%	$ 125,597	$ 203	0.65%
Interest-bearing demand deposits	323,216	2,361	2.93%	290,323	1,755	2.42%
Time	597,118	6,798	4.57%	556,319	5,476	3.95%
Total interest-bearing deposits	1,037,483	9,347	3.61%	972,239	7,434	3.07%
Borrowed funds:
Short-term	220,758	2,841	5.11%	227,983	2,757	4.84%
Long-term	210,657	2,559	4.84%	305,717	3,509	4.59%
Total borrowed funds	431,415	5,400	4.96%	533,700	6,266	4.66%
Total interest-bearing liabilities	1,468,898	14,747	4.01%	1,505,939	13,700	3.64%
Non-interest-bearing deposits	173,565			167,918
Other liabilities	15,495			15,411
Total liabilities	1,657,958			1,689,268
Stockholders’ equity	198,517			186,885
Total liabilities and stockholders' equity	$ 1,856,475			$ 1,876,153

Interest spread		$ 13,657	2.85%		$ 13,731	2.92%
Interest income to earning assets			6.86%			6.56%
Interest expense to earning assets			3.55%			3.27%
Net interest margin			3.31%			3.29%

(1)	Average balances are based on carrying value.
(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% tax rate.
(3)
Nonaccrual and impaired loans are included in the average loan balances.  Related interest income earned on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income.  Loan fees included in interest income were immaterial for both periods presented.

(4)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.

	For the Six Months Ended June 30,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Short-term investments:
Interest-bearing deposits with banks	$ 2,856	$ 68	4.80%	$ 2,527	$ 48	3.77%
Federal funds sold	837	22	5.25%	1,332	30	4.60%
Total short-term investments	3,693	90	4.89%	3,859	78	4.06%
Securities (1):
Taxable	496,799	12,386	4.99%	516,372	12,284	4.76%
Tax-exempt (2)	53,103	1,714	6.46%	68,356	2,237	6.55%
Total securities	549,902	14,100	5.13%	584,728	14,521	4.97%
Loans (3):
Commercial (2)	757,578	29,209	7.78%	705,808	25,508	7.29%
Real estate (4)	296,241	10,561	7.13%	316,022	10,715	6.84%
Consumer	76,222	3,139	8.30%	66,961	2,787	8.39%
Total loans	1,130,041	42,909	7.64%	1,088,791	39,010	7.21%
Less: Allowance for loan loss	(14,693)			(14,922)
Net loans	1,115,348	42,909	7.74%	1,073,869	39,010	7.31%
Total earning assets	1,668,943	57,099	6.88%	1,662,456	53,609	6.48%
Intangible assets	68,364			68,767
Other assets	128,455			130,727
Total assets	$ 1,865,762			$ 1,861,950

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Savings	$ 115,649	$ 354	0.62%	$ 126,591	$ 401	0.64%
Interest-bearing demand deposits	320,710	4,576	2.88%	289,768	3,352	2.33%
Time	599,691	13,544	4.55%	547,675	10,324	3.80%
Total interest-bearing deposits	1,036,050	18,474	3.60%	964,034	14,077	2.94%
Borrowed funds:
Short-term	234,967	6,056	5.14%	196,830	4,523	4.60%
Long-term	208,513	5,056	4.86%	333,397	7,346	4.41%
Total borrowed funds	443,480	11,112	4.99%	530,227	11,869	4.47%
Total interest-bearing liabilities	1,479,530	29,586	4.02%	1,494,261	25,946	3.49%
Non-interest-bearing deposits	172,351			166,329
Other liabilities	15,817			15,561
Total liabilities	1,667,698			1,676,151
Stockholders’ equity	198,064			185,799
Total liabilities and stockholders' equity	$ 1,865,762			$ 1,861,950

Interest spread		$ 27,513	2.86%		$ 27,663	2.99%
Interest income to earning assets			6.88%			6.48%
Interest expense to earning assets			3.56%			3.14%
Net interest margin			3.32%			3.34%

(1)	Average balances are based on carrying value.
(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% tax rate.
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

From mid-2004 through mid-2006, the Federal Reserve’s Open Market Committee increased the target Fed funds rate by 425 basis points, causing short-term market interest rates to increase.  During the same period, longer-term market interest rates increased at a much slower pace, compressing the difference between short-term and longer-term interest rates.  The resulting change in the slope of the yield curve, coupled with intense competition for loans and deposits, has challenged the ability of financial institutions to maintain and/or grow net interest income and margins, as funding costs have increased at a faster pace than yields on earning assets.

In the second quarter of 2007, net interest income and margin were reduced by $211,000, or 5 basis points, from an adjustment to write off interest receivable.  This difference was discovered during an analysis of the investment portfolio, which identified immaterial accounting differences that relate primarily to investment securities acquired in early 2003.  Management evaluated the impact of these differences and concluded the impact was not material to any quarterly or annual period, either individually or in the aggregate.  The impact of this adjustment was mostly offset by relatively stable funding costs and the delay of some anticipated large commercial loan payoffs during the quarter.

The lower average earning assets in the second quarter of 2007 compared to both the linked quarter and second quarter of 2006 was attributable to management’s interest rate risk strategy of using investment portfolio cash flows to fund loan growth and reduce the level of wholesale funding.  This strategy accounted for the 7% decrease in second quarter average investment securities, which totaled $540.6 million versus $581.9 million for the second quarter of 2006.  During the second quarter of 2007, management took advantage of attractive investment opportunities after the temporary, positive shift in the yield curve by purchasing approximately $50 million of investment securities, at a weighted average FTE yield of 5.88%, which could cause a slight increase in average investment securities in the third quarter of 2007.

Another key component of Peoples’ current interest rate risk strategy involves growing deposit balances in order to reduce the amount of, and reliance on, wholesale funding sources that generally carry higher market rates of interest.  Compared to the second quarter of 2006, average interest-bearing deposits were up $65.2 million, or 7%, in the second quarter of 2007, to $1.04 billion, while average non-interest-bearing deposits grew $5.6 million, or 3%.  The higher average deposit balances helped reduce average borrowed funds, which decreased $102.3 million, or 19%.  Peoples’ average cost of funds in the second quarter was flat compared to the prior quarter but was up 37 basis points from 2006’s second quarter, due to matured deposits and borrowings being replaced at current, higher market rates.  Through six months of 2007, average deposits were up $72.0 million and average borrowed funds were down $86.7 million compared to a year ago, while the average cost of funds expanded 53 basis points.

The following details the average balances and rates of Peoples’ borrowed funds:

	Three Months Ended
	June 30, 2007		March 31, 2007		June 30, 2006
	Average		Average		Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Short-term borrowings:
FHLB advances	$ 180,800	5.22%	$ 208,991	5.25%	$ 193,934	4.96%
Retail repurchase agreements	34,958	4.44%	35,342	4.63%	34,049	3.96%
Wholesale repurchase agreements	5,000	5.46%	5,000	5.34%	–	–
Total short-term borrowings	$ 220,758	5.11%	$ 249,333	5.17%	$ 227,983	4.84%

Long-term borrowings:
FHLB advances	$ 68,250	4.52%	$ 68,644	4.45%	$ 158,473	4.37%
Wholesale repurchase agreements	118,352	4.26%	108,278	4.03%	104,602	3.46%
Other long-term borrowings	24,055	8.72%	29,424	8.86%	42,642	8.07%
Total long-term borrowings	$ 210,657	4.84%	$ 206,346	4.86%	$ 305,717	4.59%

Total borrowed funds	$ 431,415	4.96%	$ 455,679	5.02%	$ 533,700	4.66%

	Six Months Ended June 30,
	2007		2006
	Average		Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Short-term borrowings:
FHLB advances	$ 194,818	5.24%	$ 162,408	4.74%
Retail repurchase agreements	35,149	4.53%	34,422	3.79%
Wholesale repurchase agreements	5,000	5.40%	–	–
Total short-term borrowings	$ 234,967	5.14%	$ 196,830	4.60%

Long-term borrowings:
FHLB advances	$ 68,446	4.48%	$ 171,866	4.27%
Wholesale repurchase agreements	113,343	4.15%	118,730	3.35%
Other long-term borrowings	26,724	8.79%	42,801	7.96%
Total long-term borrowings	$ 208,513	4.86%	$ 333,397	4.41%

Total borrowed funds	$ 443,480	4.99%	$ 530,227	4.47%

The higher average short-term Federal Home Loan Bank (“FHLB”) advances in the first quarter and on a year-to-date basis was largely attributable to Peoples repaying maturing long-term borrowings with short-term advances.  Additionally, Peoples’ use of brokered deposits to diversify wholesale funding sources, coupled with retail deposit growth and cash flows from the investment and loan portfolios, has tempered the increase in short-term borrowings.  The average cost of Peoples’ borrowed funds has steadily increased since mid-2004 in response to the Federal Reserve’s action to increase rates.  However, the April 2007 redemption of the junior subordinated notes held by PEBO Capital Trust II has helped temper the overall increase in Peoples’ average cost of borrowed funds, as the junior subordinated notes were replaced by other lower cost borrowings.  Management may make adjustments to the mix of borrowed funds in the future, as deemed desirable, to manage liquidity and position the balance sheet for potential changes in interest rates.  Additional information regarding Peoples’ borrowed funds can be found later in this discussion under the caption “FINANCIAL CONDITION-Funding Sources”.

While Peoples’ net interest income and margin benefited from relatively stable funding costs and the positive change in the slope of the yield curve late in the second quarter, the current interest rate environment and intense competition for loans and deposits will continue to pressure both sides of the balance sheet.  Management believes modest net interest margin compression could occur in the third quarter of 2007, due to various factors, including a full quarter’s impact of the second quarter loan payoffs, the flattening of the yield curve since quarter-end, competitive pricing of loans and the repricing of maturing deposits and borrowings to current rates.  Still, management will continue its efforts to adjust the mix of Peoples’ balance sheet, with the goal of minimizing the impact of future interest rate changes on net interest income, although Peoples’ net interest margin and income remain difficult to predict and manage in the current interest rate environment.  Additional information regarding Peoples’ interest rate risk and the potential impact of interest rate changes on Peoples’ results of operations and financial condition can be found later in this discussion under the caption “Interest Rate Sensitivity and Liquidity”.

Provision for Loan Losses
Peoples’ provision for loan losses was $847,000 for the second quarter of 2007, compared to $623,000 last quarter and $573,000 for the second quarter of 2006.  The provision for loan losses is based on management’s quarterly evaluation of the loan portfolio and is directionally consistent with changes in Peoples’ overall loan quality since the first quarter of 2007.  When expressed as a percentage of average loans, the provision was 0.07% in the second quarter of 2007, versus 0.06% last quarter and 0.05% for the second quarter of 2006.

The provision for loan losses will fluctuate each quarter based on the results of management’s formal analysis of the adequacy of the allowance for loan losses and procedural methodology that estimates the amount of credit losses probable within the loan portfolio.  Additional information regarding changes in Peoples’ allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Non-Interest Income
Peoples generates non-interest income from six primary sources: deposit account service charges, trust and investment income, insurance commissions, electronic banking (“e-banking”), mortgage banking and business owned life insurance (“BOLI”).  Non-interest income, which excludes gains and losses on securities transactions and asset disposals, totaled $7.9 million and $16.0 million for the three and six months ended June 30, 2007, up from $7.6 million and $15.7 million for the same periods a year ago.

Service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided, comprised the largest portion of Peoples’ second quarter non-interest revenue.  The following table details Peoples’ deposit account service charges:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(Dollars in thousands)	2007	2007	2006	2007	2006
Overdraft fees	$ 1,725	$ 1,506	$ 1,789	$ 3,231	$ 3,316
Non-sufficient funds fees	493	437	543	930	1,004
Other fees and charges	227	425	272	652	745
Total	$ 2,445	$ 2,368	$ 2,604	$ 4,813	$ 5,065

The amount of deposit account service charges recognized by Peoples each quarter, particularly overdraft and non-sufficient funds fees, is largely dependent on the timing and volume of customer activity.  Compared to the first quarter of 2007, deposit account service charges increased 3% in the second quarter, primarily as a result of a reduction in the amount of fees being waived.  Peoples continues to focus on growing core deposits and adding new customer relationships.  While these efforts could have a positive impact on future deposit account service charges, management believes the new relationships provide more opportunities to enhance other non-interest revenues through Peoples’ relationship-based approach to serving customers.

Insurance commissions also comprise a significant portion of Peoples’ total non-interest income.  The following table details Peoples’ insurance commissions:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(Dollars in thousands)	2007	2007	2006	2007	2006
Property and casualty insurance	$ 2,178	$ 1,985	$ 2,048	$ 4,163	$ 3,983
Life and health insurance	168	140	140	308	288
Credit life and A&H insurance	51	30	49	81	81
Contingent performance based commissions	12	795	37	807	1,074
Total	$ 2,409	$ 2,950	$ 2,274	$ 5,359	$ 5,426

Property and casualty insurance sales commissions have grown steadily in 2007, as increased production more than offset the impact of lower pricing margins.  Compared to the first quarter 2007, total insurance income decreased slightly, reflecting the seasonality of the performance based insurance commissions.  The majority of this income is earned annually by Peoples during the first quarter and is based on a combination of factors, including loss experience of insurance policies sold, production volumes and overall financial performance of the insurance industry during the preceding year.

Trust and investment revenues were up 15% year-over-year for both the three and six months ended June 30, 2007.  Compared to the first quarter of 2007, trust and investment revenues grew 13% in the second quarter.  These increases were attributable to the addition of seasoned sales personnel that resulted in an increase in assets under management.  At June 30, 2007, trust and brokerage assets under management had a market value of $884.5 million compared to $854.3 million at March 31, 2007 and $805.3 million at June 30, 2006, increases of 4% and 10%, respectively.  The following table details Peoples’ trust and investment revenues:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(Dollars in thousands)	2007	2007	2006	2007	2006
Fiducary	$ 1,041	$ 927	$ 918	$ 1,968	$ 1,695
Brokerage	245	216	202	461	425
Total	$ 1,286	$ 1,143	$ 1,120	$ 2,429	$ 2,120

E-banking revenues experienced double-digit year-over-year growth both for the second quarter and on a year-to-date basis, as a result of a higher volume of debit card transactions.  At June 30, 2007, Peoples had 38,415 deposit relationships with debit cards, or 55% of all eligible deposit accounts, compared to 35,618 relationships and a 53% penetration rate a year ago.  Peoples’ customers used their debit cards to complete $111.3 million of transactions through six months of 2007, up 17% from $94.8 million for the first half of 2006.

Non-Interest Expense
Non-interest expense was $13.2 million and $26.5 million for the three and six months ended June 30, 2007, versus $12.6 million and $25.6 million for the same periods a year ago.  These increases were due mostly to higher salary and benefit costs and additional occupancy and equipment expenses, offset by lower intangible amortization expense, marketing costs and professional fees.  Compared to the first quarter of 2007, total non-interest expense was down slightly due to lower salaries and benefit costs.

Salaries and benefit costs, Peoples’ largest non-interest expense, have increased in 2007 from a year ago, due to executive severance costs of approximately $100,000 during the second quarter, coupled with higher levels of full-time equivalent employees, increased employee medical benefit costs and increased insurance sales commission expense.  The following table details Peoples’ salaries and benefit costs:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(Dollars in thousands)	2007	2007	2006	2007	2006
Salaries and other compensation	$ 5,326	$ 5,602	$ 5,033	$ 10,928	$ 10,406
Employee benefits	1,009	1,136	905	2,145	1,919
Payroll taxes and
other employment-related costs	535	559	494	1,094	1,019
Total	$ 6,870	$ 7,297	$ 6,432	$ 14,167	$ 13,344

Compared to the first quarter of 2007, salaries and other compensation decreased as a result of lower incentive compensation accrued for year-end payouts and larger amounts of salaries included in direct loan origination costs for second quarter loan originations.  Although medical benefit costs continued to rise in 2007, Peoples saw a reduction in pension plan expense during the second quarter compared to a year ago and the first quarter, tempering the increased medical benefit costs.  Also contributing to the linked quarter decline in benefit costs was lower stock-based compensation expense, totaling $95,000 versus $144,000.  This decrease was the result of Peoples’ recognizing $81,000 of stock-based compensation in the first quarter related to awards made in February 2007 that were deemed fully vested for expense recognition due to the implicit service period under Peoples’ equity plans.   At June 30, 2007, Peoples’ unrecognized stock-based compensation expense totaled $333,000, which will be recognized over the remaining requisite service periods ranging from six months to three years.

In the second quarter of 2007, net occupancy and equipment costs increased 12% from a year ago, and grew 9% on a year-to-date basis.  The increased costs were primarily attributable to additional maintenance costs, plus higher utilities expenses and property taxes.

Bankcard costs were up 24% for both the three and six months ended June 30, 2007, from the same periods in 2006.  Compared to the first quarter of 2007, bankcard costs grew 9% in the second quarter.  These increases reflected higher volumes of customer activity and additional debit cards issued to customers.  While bankcard expenses have risen, Peoples has experienced a greater increase in the related bankcard revenue, which is included as a component of e-banking income.  Overall, management feels the additional bankcard costs are reasonable considering the higher second quarter net bankcard revenue.  Peoples’ e-banking services also make it easier and more convenient for customers to complete transactions at a lower cost to Peoples, thus affording opportunities to improve overall relationship profitability.

Marketing expense, which includes the cost of advertising, public relations and charitable contributions, was down 8% in the second quarter of 2007 compared to the second quarter a year ago and down 18% on a year-to-date basis.  Lower costs associated with Peoples’ deposit direct mail marketing and gift program was a key driver of the reduction in marketing costs, while lower charitable contributions was a contributing factor in the decrease marketing expense through six months.

Income Tax Expense
For the six months ended June 30, 2007, Peoples’ effective tax rate was 26.7%, matching the full year 2006 rate of 26.7%, and reflecting management’s current estimate of Peoples’ effective rate for full year 2007.  Peoples has made various tax-advantaged investments as part of tax strategies designed to reduce its effective tax rate and overall tax burden.   At June 30, 2007, these investments totaled $135.3 million versus $140.4 million at year-end 2006.  Depending on economic and regulatory conditions, Peoples may make additional investments in the future as a means of managing its future effective tax rate.

FINANCIAL CONDITION

Cash and Cash Equivalents
Cash and cash equivalents, primarily cash on hand and balances due from other banks, increased $2.4 million during the second quarter of 2007, to $37.8 million at June 30, 2007, but was down $2.0 million since year-end 2006.  The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples’ liquidity needs.  Management believes the current balance of cash and cash equivalents, along with the availability of other funding sources, provides Peoples with sufficient liquidity to meet its cash requirements.  Further information regarding Peoples’ liquidity can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
At June 30, 2007, Peoples’ investment securities had a fair market value of $553.9 million versus $548.7 million at December 31, 2006.  In the first half of 2007, Peoples purchased $76.9 million of investment securities, which exceeded the total proceeds from calls, maturities and prepayments of $69.0 million.  The fair market value of the portfolio has declined $2.6 million since year-end 2006.  At June 30, 2007, management determined no individual investment security with an unrealized loss represented an other-than-temporary impairment since Peoples has the ability and intent to hold those securities for a period of time sufficient to recover the amortized cost.  The following table details Peoples’ available-for-sale investment portfolio, at estimated fair value:

(Dollars in thousands)	June 30, 2007	March 31, 2007	December 31, 2006	June 30, 2006
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$ 214	$ 232	$ 282	$ 438
Obligations of U.S. government-
sponsored enterprises	119,824	120,016	130,600	121,138
Obligations of states and political subdivisions	58,302	51,544	53,938	67,406
Mortgage-backed securities	319,556	317,832	304,413	324,843
Other securities	56,034	57,413	59,500	54,981
Total available-for-sale securities	$ 553,930	$ 547,037	$ 548,733	$ 568,806

Overall, the composition of Peoples’ investment portfolio remained comparable to recent periods.  In the second quarter of 2007, Peoples purchased approximately $50 million of investment securities, primarily mortgage-backed securities and tax-exempt municipal securities, due to the significant commercial loan payoffs and prepayments of other investment securities, as well as the attractive yields from the temporary upward shift in the yield curve during the second quarter.  Management expects prepayments will remain steady in the final six months of 2007 and loan growth to be minimal.  Thus, a portion of the cash flows from the investment portfolio is expected to be reinvested, although a portion may be used to reduce the level of borrowed funds.

Loans
Peoples Bank originates various types of loans, including commercial, financial and agricultural loans (“commercial loans”), real estate loans and consumer loans, throughout its market areas in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets.  In the second quarter of 2007, gross portfolio loan balances contracted, due to the anticipated commercial loan payoffs that exceeded new originations.  The following table details total outstanding loans:

(Dollars in thousands)	June 30, 2007	March 31, 2007	December 31, 2006	June 30, 2006
Commercial, mortgage	$ 468,241	$ 477,189	$ 469,934	$ 484,486
Commercial, other	177,651	195,612	191,847	187,296
Real estate, construction	96,690	97,116	99,311	66,627
Real estate, mortgage	286,198	290,514	297,663	305,199
Consumer	79,629	75,194	73,639	70,605
Total loans	$ 1,108,409	$ 1,135,625	$ 1,132,394	$ 1,114,213

The decrease in commercial loan balances, including loans secured by commercial real estate, during the second quarter reflects the $30 million of expected payoffs from two, unrelated customer relationships, of which $20 million was in the “commercial, other” category and the remaining $10 million was a lodging and lodging related construction loan.  While management believes lending opportunities exist in Peoples’ markets, future commercial lending activities will be dependent on economic and related conditions, such as general demand for loans in Peoples’ primary markets, competitive pricing of loans and normal underwriting considerations.

Portfolio real estate mortgage loan balances continue to be impacted by customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with servicing rights retained.  At June 30, 2007, Peoples was servicing $172.3 million of real estate loans previously sold to the secondary market compared to $165.7 million at March 31, 2007 and $162.5 million at year-end 2006.  Included in real estate mortgage loans are home equity credit line balances of $43.1 million at June 30, 2007, versus $43.3 million at March 31, 2007 and $45.6 million at December 31, 2006.

Consumer loan balances, excluding overdrafts, increased for another consecutive quarter, growing 18% on an annualized basis since March 31, 2007, due in part to the success of Peoples’ indirect lending activities.  At June 30, 2007, indirect consumer loans totaled $40.6 million compared to $38.9 million at the prior quarter-end and $37.1 million a year ago.

In the second half of 2007, management believes additional loan payoffs and ongoing aggressive competition from the capital markets and larger institutions for new loans will continue to challenge loan growth.  As a result, loan balances are expected to be flat or decrease slightly from the quarter-end level in the short term.  Consequently, management may consider purchasing some loans to supplement internal loan originations, although Peoples will not sacrifice loan quality merely for the sake of growth.

Loan Concentration
Peoples’ loans consist of credits to borrowers spread over a broad range of industrial classifications, with no loans to foreign entities.  Peoples’ largest concentration of commercial loans includes credits to assisted living facilities and nursing homes, which comprised 8.4% of total outstanding commercial loans at June 30, 2007, versus 9.5% at year-end 2006.  Loans to lodging and lodging related companies also represent a significant portion of Peoples’ commercial loans, comprising 7.0% and 8.1% of total outstanding commercial loans at June 30, 2007 and December 31, 2006, respectively.

These lending opportunities typically have arisen due to the growth of these industries in markets served by Peoples or in contiguous areas, and also from sales associates’ efforts to develop these lending relationships.  Management believes Peoples’ loans to assisted living facilities and nursing homes, as well as loans to lodging and lodging-related companies, do not pose abnormal risk when compared to risk assumed in other types of lending since these credits have been subjected to Peoples’ normal underwriting standards, which include an evaluation of the financial strength, market expertise and experience of the borrowers and principals in these business relationships.  In addition, a sizeable portion of the loans to lodging and lodging-related companies is spread over various geographic areas and is guaranteed by principals with substantial net worth.

Allowance for Loan Losses
Peoples’ allowance for loan losses totaled $14.7 million, or 1.33% of total loans, at June 30, 2007, compared to $14.5 million or 1.28% of loans at year-end 2006.  The following table presents changes in Peoples’ allowance for loan losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006
Balance, beginning of period	$ 14,513	$ 14,672	$ 14,509	$ 14,720
Chargeoffs	(965)	(521)	(2,610)	(1,174)
Recoveries	297	607	1,323	944
Net (chargeoffs) recoveries	(668)	86	(1,287)	(230)
Provision for loan losses	847	573	1,470	841
Balance, end of period	$ 14,692	$ 15,331	$ 14,692	$ 15,331

Through six months of 2007, gross charge-offs were up significantly year-over-year due to losses from three unrelated loan relationships during the first half of 2007, while the sizeable recovery in the first quarter of 2007 relating to a group of commercial loans charged-off in 2002 resulted in higher than normal recoveries. The following table details Peoples’ net charge-offs (recoveries):

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2007	2007	2006	2007	2006
Commercial	$ 523	$ 288	$ (98)	$ 811	$ 39
Overdrafts	133	53	173	186	277
Consumer	29	266	42	295	28
Real estate	(14)	13	(202)	(1)	(111)
Credit card	(3)	(1)	(1)	(4)	(3)
Total net charge-offs (recoveries)	$ 668	$ 619	$ (86)	$ 1,287	$ 230
As a percent of average loans (a)	0.24%	0.22%	- 0.03%	0.23%	0.04%
(a) Presented on an annualized basis.

The allowance for loan losses is allocated among the loan categories based upon management’s consistent, quarterly procedural discipline, which includes consideration of changes in loss trends and loan quality.  However, the entire allowance for loan losses is available to absorb loan losses in any loan category.  The following details the allocation of the allowance for loan losses:

(Dollars in thousands)	June 30, 2007	March 31, 2007	December 31, 2006	June 30, 2006
Commercial	$ 12,911	$ 12,723	$ 12,661	$ 13,154
Real estate	958	943	957	1,051
Consumer	554	582	596	809
Overdrafts	269	265	295	317
Total allowance for loan losses	$ 14,692	$ 14,513	$ 14,509	$ 15,331

The significant allocation of the allowance to commercial loans is based upon Peoples’ quarterly review process that considers the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio.  The allowance allocated to the real estate and consumer loan categories is based upon Peoples’ allowance methodology for homogeneous pools of loans, which includes consideration of changes in loss experience and total loan balances.

Asset quality remains a key focus, as management continues to emphasize loan underwriting quality more than loan growth.  The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	June 30, 2007	March 31, 2007	December 31, 2006	June 30, 2006
Loans 90+ days past due and accruing	$ 313	$ –	$ 1	$ 808
Renegotiated loans	–	–	1,218	–
Nonaccrual loans	7,096	6,015	8,785	9,548
Total nonperforming loans	7,409	6,015	10,004	10,356
Other real estate owned	213	50	–	130
Total nonperforming assets	$ 7,622	$ 6,065	$ 10,004	$ 10,486
Nonperforming loans as a percent of total loans	0.67%	0.53%	0.88%	0.93%
Nonperforming assets as a percent of total assets	0.41%	0.32%	0.53%	0.56%

Despite the increase in nonperforming loans during the second quarter of 2007, total loan delinquencies, which include all loans past due 30 days or more, comprised only 1.24% of total loans at June 30, 2007, down from 1.30% at year-end 2006.  While many financial institutions have experienced increased levels of problem assets due to higher rates of residential real estate foreclosures and other credit problems, Peoples’ long-standing commitment to sound underwriting practices has produced loan quality that compares favorably to peers.

At June 30, 2007, the recorded investment in loans considered to be impaired was $19.2 million, down slightly from $19.4 million at year-end 2006.  Included in these totals were $8.2 million and $4.9 million of impaired loans for which the related allowance for loan losses was $1.8 million and $1.5 million, respectively.  The remaining impaired loans did not have a related allocation of the allowance for loan losses because the loans have previously been written-down, are well collateralized or possess characteristics indicative of the borrowers’ ability to repay the loan.  For the six months ended June 30, 2007, Peoples’ average recorded investment in impaired loans was approximately $19.6 million and interest income of $678,000 was recognized on impaired loans during the period, representing 2.4% of Peoples’ total interest income.  This compares to average impaired loans of $16.4 million and interest income of $619,000, or 1.2% of Peoples’ total interest income, for the same period in 2006.

Funding Sources
Deposits, both interest-bearing and non-interest-bearing, continue to be the most significant source of funds for Peoples.  At June 30, 2007, total deposits were $1.20 billion, down $30.4 million since year-end 2006 attributable to a reduction in brokered deposits.  Excluding the impact of brokered deposits, total retail deposit balances grew $32.1 million or 3% since the end of 2006.  The following table details Peoples’ deposit balances:

(Dollars in thousands)	June 30, 2007	March 31, 2007	December 31, 2006	June 30, 2006
Retail certificates of deposit	$ 517,910	$ 528,543	$ 514,885	$ 499,448
Interest-bearing transaction accounts	179,430	182,164	170,022	177,905
Money market deposit accounts	149,791	145,073	134,387	123,513
Savings accounts	115,691	119,153	114,186	123,293
Brokered certificates of deposits	66,601	70,535	129,128	57,969
Total interest-bearing deposits	1,029,423	1,045,468	1,062,608	982,128
Non-interest-bearing deposits	173,675	172,122	170,921	169,903
Total deposit balances	$ 1,203,098	$ 1,217,590	$ 1,233,529	$ 1,152,031

Non-interest-bearing deposit balances have increased since December 31, 2006, due in part to Peoples’ efforts to reduce its reliance on higher cost funding through growth of core deposits.  Peoples also has been successful in attracting business and personal deposits with its competitive “Peoples Plus Money Market” account, which was the primary driver of the $15.4 million, or 23% annualized, growth in money market balances.  Competition for deposits remains fierce in Peoples’ markets, which could challenge deposit growth in the final half of 2007.  During the first six months of 2007, Peoples reduced its brokered deposits $62.5 million due to growth in retail deposit balances and the use of other lower rate funding sources.

Peoples also accesses other funding sources, including short- and long-term borrowings, to fund asset growth and satisfy liquidity needs.  The following details Peoples’ short- and long-term borrowings:

(Dollars in thousands)	June 30, 2007	March 31, 2007	December 31, 2006	June 30, 2006
Short-term borrowings:
FHLB advances	$ 198,800	$ 179,000	$ 158,200	$ 191,800
National market repurchase agreements	5,000	5,000	5,000	–
Retail repurchase agreements	31,205	36,515	31,683	36,768
Total short-term borrowings	$ 235,005	$ 220,515	$ 194,883	$ 228,568

Long-term borrowings:
FHLB advances	$ 68,010	$ 67,767	$ 70,793	$ 151,071
National market repurchase agreements	113,750	120,000	130,000	100,000
Term note payable	–	–	–	11,900
Total long-term borrowings	$ 181,760	$ 187,767	$ 200,793	$ 262,971
Subordinated notes held by subsidiary trusts	$ 22,443	$ 29,434	$ 29,412	$ 29,369
Total borrowed funds	$ 439,208	$ 437,716	$ 425,088	$ 520,908

The short-term FHLB advances consist of overnight advances used to manage Peoples’ daily liquidity needs, which has caused some of the increase in these overnight balances.  Further contributing to the increase was management’s decision to repay maturing brokered deposits and long-term borrowings using short-term FHLB advances rather than extending the borrowings at current market rates.  Management expects to continue to utilize various wholesale borrowings, both amortizing and non-amortizing, to help manage its interest rate sensitivity, cost of funds and liquidity position.  Further information regarding Peoples’ management of interest rate sensitivity can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Capital/Stockholders’ Equity
At June 30, 2007, stockholders’ equity was $196.6 million versus $197.2 million at December 31, 2006, as treasury stock purchases totaling $6.9 million offset the $6.3 million increase in Peoples’ retained earnings.

Through six months of 2007, Peoples Bancorp declared dividends of $4.6 million, or 42.3% of earnings, compared to $4.4 million, or 38.0% of earnings in the first half of 2006.  While management anticipates Peoples continuing its 41-year history of consistent dividend growth in future periods, Peoples Bancorp’s ability to pay dividends on its common shares is largely dependent upon dividends from Peoples Bank.  In addition, other restrictions and limitations may prohibit Peoples from paying dividends even when sufficient cash is available.

At June 30, 2007, Peoples had treasury stock totaling $11.6 million compared to $5.9 million at year-end 2006.  During the first six months 2007, Peoples Bancorp repurchased a total of 240,000 common shares, at an average price of $28.15, or 56% of the total amount authorized under the 2007 Stock Repurchase Plan, accounting for the increase in treasury stock since December 31, 2006.  This increase was tempered by the reissuance of 38,062 treasury shares in connection with exercises of stock options.  Management believes additional repurchases of Peoples Bancorp’s common shares may occur in 2007 since 185,000 common shares remain available under the 2007 Stock Repurchase Program.

In addition to monitoring performance through traditional capital measurements (i.e., dividend payout ratios and ROE), Peoples has also complied with the capital adequacy standards mandated by the banking regulatory agencies.  At June 30, 2007, all three risk-based capital ratios for both Peoples and Peoples Bank were well above the minimum standards for a well-capitalized institution.

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

While various methods are used in the overall assessment of Peoples’ IRR, the ALCO predominantly relies on simulation modeling in its overall management of IRR since it estimates the impact of potential changes in interest rates on Peoples’ future earnings and projected fair value of equity.  The following table illustrates the estimated earnings and economic value at risk as of June 30, 2007 (dollars in thousands):

Immediate
Interest Rate	Estimated		Estimated Decrease
Increase (Decrease)	(Decrease) Increase		in Economic
in Basis Points	In Net Interest Income		Value of Equity
200	$ (6,044)	(11.7)%	$ (44,874)	(17.4)%
100	(2,845)	(5.5)%	(32,403)	(12.5)%
(100)	1,916	3.7%	(18,403)	(7.1)%
(200)	$ 2,566	5.0%	$ (24,139)	(9.3)%

The ALCO also monitors the timing difference between the maturity or repricing of earning assets and interest-bearing liabilities, which is known as the sensitivity gap, focusing on the one-year cumulative gap position in assessing IRR.  At June 30, 2007, Peoples’ one-year cumulative gap amount was negative 14.6% of earning assets, which represented $243.2 million more in liabilities than assets that may contractually reprice or mature during that period.  This compares to a one-year cumulative gap of negative 17.3% of earning assets, or $292.7 million more in liabilities than assets, at year-end 2006.  Management believes Peoples’ gap position could be negatively effected by continued customer preference for loans with initial fixed rate periods in excess of one year and deposits with terms of one year or less.

At June 30, 2007, Peoples’ interest rate risk analysis showed that Peoples was liability sensitive, which indicates an immediate and sustained increase in interest rates would negatively impact net interest income primarily due to liabilities repricing upward faster than assets. Conversely, a decrease in interest rates provides slightly higher net interest income.  Improvement in asset yields in a rising rate environment may be limited by variable rate loans that may reach their annual interest rate cap, or potentially their lifetime interest rate cap, and a slow down in the prepayment amounts on loans and mortgage-backed securities, producing less cash flow to reinvest at current interest rates.  Further, Peoples’ interest-bearing liabilities do not possess the same level of optionality or repricing characteristics as the earning assets.  Specifically, management administers the rates paid on deposits, and thus, can control the change in rates in a rising rate environment and may decrease rates more quickly in a declining rate environment, which may mitigate some of the IRR exposure.  The ALCO will continue to monitor Peoples’ overall IRR position and take appropriate actions, when necessary, to minimize the impact of changes in interest rates on future earnings.

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

Typically, the main source of liquidity for Peoples is deposit growth.  Liquidity is also provided by cash generated from earning assets such as maturities, calls, principal payments and interest income from loans and investment securities.  Through six months of 2007, cash and cash equivalents declined $2.0 million, as financing activities consumed $26.7 million due mostly to lower deposit balances, which offset the $13.0 million net cash from investing activities and $11.7 million net cash from operations.  During the same period in 2006, net cash decreased $2.1 million, as net cash from operations and financing activities of $15.5 million and $15.4 million, respectively, was offset by $33.0 million used in investing activities, primarily to fund loan originations.

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

When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements and brokered deposits.  These external sources often provide Peoples with the ability to obtain large quantities of funds in a relatively short time period and supplement funding from customer deposits.  At June 30, 2007, Peoples had available borrowing capacity of approximately $247 million through these external sources, along with unpledged investment securities of approximately $59 million that can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile funds from liquid assets.  Peoples’ volatile funds consist of deposits that are considered short-term in nature along with a variable-rate loan from an unrelated institution.  Liquid assets include short-term investments and unpledged available-for-sale securities.  At June 30, 2007, Peoples’ net liquidity position was $69.8 million, or 3.8% of total assets, compared to $27.1 million, or 1.4% of total assets, at December 31, 2006.  The liquidity position as of both dates was within Peoples’ policy limit of negative 10% of total assets.

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

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2007	2007	2006	2006
Loan commitments	$ 187,222	$ 178,302	$ 176,431	$ 190,258
Standby letters of credit	42,446	45,973	43,900	33,231

Peoples also has commitments to make additional capital contributions to low-income housing tax credit funds, consisting of a pool of low-income housing projects.  As a limited partner in these funds, Peoples receives Federal income tax benefits, which assist Peoples in managing its overall tax burden.  At June 30, 2007, these commitments approximated $1.3 million, with approximately $0.3 million expected to be paid over the next twelve months.  Management may make additional investments in various tax credit funds.

Peoples continues to lease certain banking facilities and equipment under noncancelable operating leases with terms providing for fixed monthly payments over periods generally ranging from two to ten years.  Many of Peoples’ leased banking facilities are inside retail shopping centers and, as a result, are not available for purchase.  Management believes these leased facilities increase Peoples’ visibility within its markets and afford sales associates additional access to current and potential clients.

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

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples Bancorp’s management, with the participation of Peoples Bancorp’s President and Chief Executive Officer and Peoples Bancorp’s Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples Bancorp’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of June 30, 2007.  Based upon that evaluation, Peoples Bancorp’s President and Chief Executive Officer and Peoples Bancorp’s Chief Financial Officer and Treasurer have concluded that:

(a)
information required to be disclosed by Peoples Bancorp in this Quarterly Report on Form 10-Q and other reports Peoples files or submits under the Exchange Act would be accumulated and communicated to Peoples Bancorp’s management, including its President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure;

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

Changes in Internal Control Over Financial Reporting
There were no changes in Peoples Bancorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples Bancorp’s fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, Peoples Bancorp’s internal control over financial reporting.

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

The Department has also issued proposed adjustments to Peoples Bank’s 2003 Ohio Corporation Franchise Tax Report (the “2003 Ohio Report”) related to the fiscal year ended December 31, 2002 (the “2003 tax year”) on the basis of the 2002 Tax Year assessment that would materially increase the amount of corporate franchise tax due.  Management has objected to these proposed adjustments in their entirety and is working with the Department to resolve and eliminate the proposed adjustments.  As part of this process, management has agreed to a two-year extension of the statute of limitations for the 2003 tax year and one-year extension for the 2004 tax year.  The Department has not issued a Notice of Assessment with respect to the 2003 Ohio Report.

On June 25, 2007, the Department commenced an examination of Peoples Bank’s Ohio Corporation Franchise Tax Reports related to the fiscal years ended December 31, 2002 through 2005, and an examination of other related companies for the same periods.  Management believes these examinations are consistent with the Department’s recent pattern of examinations of Peoples Bank.  To date, no proposed adjustments or Notices of Assessment have been issued as a result of these examinations.

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

Management believes it has taken appropriate positions on all tax returns filed or to be filed and does not anticipate any examination, including the pending examinations by the Ohio Department of Taxation (the “Department”), would have a material impact on Peoples’ consolidated financial statements.  However, the outcome of such examinations and ultimate resolution of any resulting assessments are inherently difficult to predict.  Thus, no assurance can be given that Peoples’ tax liability for any tax year open to examination will not be different than what is reflected in Peoples’ current and historical consolidated financial statements.  To the extent additional taxes may be due, Peoples recognizes liabilities for such tax exposures when management judges the losses associated with the claims to be probable and the amount of loss can be reasonably estimated, which generally cannot occur until the matter is ultimately resolved.

As discussed in ”ITEM 1: LEGAL PROCEEDINGS” of Part II of this Quarterly Report on Form 10-Q, Peoples Bank and other related companies are undergoing examinations by the Department. The discussion of these examinations by the Department is incorporated herein by reference.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 30, 2004, Peoples Insurance Agency, Inc. (“Peoples Insurance”), a wholly-owned subsidiary of Peoples Bancorp, acquired substantially all of the assets and assumed specific liabilities of Putnam Agency, Inc. (the “Putnam Agency Acquisition”).  In accordance with the terms of the asset purchase agreement, dated April 7, 2004, related to the Putnam Agency Acquisition, the “base purchase consideration was $8,640,000, of which $1,500,000 was to be paid out in three annual installments of $500,000 plus interest on the aggregate remaining balance at the close of business on April 29, 2005, April 29, 2006 and April 29, 2007, at a rate equal to the one year certificate of deposit rate of Peoples Bank.  Each installment was to be paid 75% in cash and 25% in common shares of Peoples Bancorp, with the number of common shares to be issued based on the average of the daily closing price of the Peoples Bancorp common shares for the 20 consecutive trading days ending at the close of business on the day which was five trading days prior to the applicable anniversary of the closing date.  On April 29, 2007, Peoples paid $397,016 as the cash portion and issued 4,662 common shares as the common share portion of the installment of the “base purchase consideration” due to Agency Interim, LLC, the successor to Putnam Agency, Inc.  The Peoples Bancorp common shares were issued in the Putnam Agency Acquisition in a private placement in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), based upon the limited number of persons to whom the common shares were “sold” (to Agency Interim, LLC which distributed the common shares to its members – 13 persons (the “Agency Interim Members”)) and the representations from each Agency Interim Member (a) that such Agency Interim Member was either (i) an “accredited investor” as defined in Rule 501 promulgated under the Securities Act or (ii) possessed such experience, knowledge and sophistication in financial and business matters generally, and familiarity with the transactions related to the Putnam Agency Acquisition that, together, with such Agency Interim Member’s investment advisors, such Agency Interim Member was capable of evaluating the merits and economic risks of consummating the transactions contemplated by the Putnam Agency Acquisition; and (b) that such Agency Interim Member received the common shares of Peoples Bancorp for such Agency Interim Member’s own account, for investment and not with a view to, or for sale in connection with, any distribution in contravention of the Securities Act.

On May 28, 2004, Peoples Insurance acquired Barengo Insurance Agency, Inc. (“Barengo Insurance Agency”) through the merger of Barengo Insurance Agency into Peoples Insurance (the “Barengo Insurance Agency Merger”).  As contemplated by the agreement and plan of merger, dated as of May 28, 2004, related to the Barengo Insurance Agency Merger, on July 16, 2007, each of the two former shareholders of Barengo Insurance Agency received “earn out consideration” based on the performance of the former Barengo Insurance Agency in achieving specified revenue growth goals during the twelve-month period ended May 31, 2007 (the “2007 Earn-Out Period”).  The “earn out consideration” paid to each former Barengo Insurance Agency shareholder was in the form of $216,341 in cash and $225,159 in Peoples Bancorp common shares, representing 8,364 Peoples Bancorp common shares based on the average of the daily closing prices of the Peoples Bancorp common shares for the 20 consecutive trading days ending at the close of business on the fifth trading day before July 16, 2007 (i.e., July 10, 2007).  Accordingly, an aggregate of 16,728 Peoples Bancorp common shares were issued as “earn out consideration” for the 2007 Earn-Out Period.  These common shares were issued in a private placement in reliance upon the exemption from registration under Section 4 (2) of the Securities Act based upon the limited number of persons to whom the common shares were “sold” (two former shareholders of Barengo Insurance Agency) and the representations from each person (a) that such person was either (i) an “accredited investor” as defined in Rule 501 promulgated under the Securities Act or (ii) possessed such experience, knowledge and sophistication in financial and business matters generally, and familiarity with the transactions related to the Barengo Insurance Agency Merger, including the performance associated with determining any “earn out consideration”, that, together with such person’s investment advisors, such person was capable of evaluating the merits and economic risks of consummating the transactions related to the Barengo Insurance Agency Merger; and (b) that such person was acquiring the common shares of Peoples Bancorp for such person’s own account, for investment and not with a view to, or for sale in connection with, any distribution in contravention of the Securities Act.

The following table details repurchases by Peoples Bancorp and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) of Peoples Bancorp’s common shares during the three months ended June 30, 2007;

	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
April 1 – 30, 2007	–		$ –		–	255,000
May 1 – 31, 2007	41,517	(3)	$ 26.51	(3)	40,000	215,000
June 1 – 30, 2007	30,842	(4)	$ 27.20	(4)	30,000	185,000
Total	72,359		$ 26.81		70,000	185,000

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

(3) Information includes 1,517 solely common shares purchased in open market transactions at an average price of $26.90 by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust holding assets to provide payment of the benefits under the Peoples Bancorp Inc. Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the “Rabbi Trust”).

(4) Information includes 497 common shares purchased in open market transactions at an average price of $27.28 by Peoples Bank under the Rabbi Trust.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

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
Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

3.2(c)	Certified Resolutions Regarding Adoption of Amendments to Article Three of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Code of Regulations of Peoples Bancorp Inc. (reflecting amendments through April 13, 2006) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File No. 0-16772)

10.1	Resignation and Severance Agreement, entered into effective April 26, 2007, by and between Peoples Bancorp Inc. and Peoples Bank, National Association and Donald J. Landers, Jr.	Incorporated herein by reference to Exhibit 10.1 to Peoples’ Current Report on Form 8-K/A dated and filed May 3, 2007 (File No. 0-16772)

11	Computation of Earnings Per Share	Filed herewith

12	Computation of Ratios	Filed herewith

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) [President and Chief Executive Officer]	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) [Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date: August 2, 2007	By:/s/	MARK F. BRADLEY
Mark F. Bradley
President and Chief Executive Officer

Date: August 2, 2007	By:/s/	CAROL A. SCHNEEBERGER
Carol A. Schneeberger
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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
Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

3.2(c)	Certified Resolutions Regarding Adoption of Amendments to Article Three of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Code of Regulations of Peoples Bancorp Inc. (reflecting amendments through April 13, 2006) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File No. 0-16772)

Exhibit Number	Description	Exhibit Location

10.1	Resignation and Severance Agreement, entered into effective April 26, 2007, by and between Peoples Bancorp Inc. and Peoples Bank, National Association and Donald J. Landers, Jr.	Incorporated herein by reference to Exhibit 10.1 to Peoples’ Current Report on Form 8-K/A dated and filed May 3, 2007 (File No. 0-16772)

11	Computation of Earnings Per Share	Filed herewith

12	Computation of Ratios	Filed herewith

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) [President and Chief Executive Officer]	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) [Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certification	Filed herewith