Form 10-Q
period 2007-09-30
PEOPLES BANCORP INC
filed 2007-11-08
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

          (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 2007
    OR
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
Yes [    ]                                No  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 10,371,875 common shares, without par value, at October 30, 2007.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)	September 30,	December 31,
Assets	2007	2006
Cash and cash equivalents:
Cash and due from banks	$ 34,087	$ 35,405
Interest-bearing deposits in other banks	1,489	1,101
Federal funds sold	-	3,300
Total cash and cash equivalents	35,576	39,806

Available-for-sale investment securities, at estimated fair value (amortized
cost of $591,032 at September 30, 2007 and $550,239 at December 31, 2006)	590,737	548,733

Loans, net of deferred fees and costs	1,106,621	1,132,394
Allowance for loan losses	(14,641)	(14,509)
Net loans	1,091,980	1,117,885

Loans held for sale	656	1,041
Bank premises and equipment, net	22,584	23,455
Business owned life insurance	49,867	48,630
Goodwill	62,520	61,373
Other intangible assets	6,008	7,479
Other assets	27,977	26,853
Total assets	$ 1,887,905	$ 1,875,255

Liabilities
Deposits:
Non-interest-bearing	$ 171,319	$ 170,921
Interest-bearing	1,012,174	1,062,608
Total deposits	1,183,493	1,233,529

Short-term borrowings	249,047	194,883
Long-term borrowings	214,414	200,793
Junior subordinated notes held by subsidiary trusts	22,452	29,412
Accrued expenses and other liabilities	19,052	19,469
Total liabilities	1,688,458	1,678,086

Stockholders’ Equity
Common stock, no par value, 24,000,000 shares authorized,
10,915,648 shares issued at September 30, 2007 and 10,889,242
shares issued at December 31, 2006, including shares in treasury	163,240	162,654
Retained earnings	52,606	43,439
Accumulated comprehensive loss, net of deferred income taxes	(2,130)	(2,997)
Treasury stock, at cost, 552,251 shares at September 30, 2007 and
237,257 shares at December 31, 2006	(14,269)	(5,927)
Total stockholders’ equity	199,447	197,169
Total liabilities and stockholders’ equity	$ 1,887,905	$ 1,875,255
            See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Interest Income:
Interest and fees on loans	$ 20,981	$ 20,830	$ 63,831	$ 59,768
Interest on taxable investment securities	6,507	6,047	18,893	18,331
Interest on tax-exempt investment securities	704	718	1,818	2,172
Other interest income	49	54	139	132
Total interest income	28,241	27,649	84,681	80,403
Interest Expense:
Interest on deposits	9,447	8,795	27,921	22,872
Interest on short-term borrowings	2,975	3,120	9,031	7,643
Interest on long-term borrowings	2,172	2,135	6,046	8,197
Interest on junior subordinated notes held by subsidiary trusts	495	656	1,677	1,940
Total interest expense	15,089	14,706	44,675	40,652
Net interest income	13,152	12,943	40,006	39,751
Provision for loan losses	967	929	2,437	1,770
Net interest income after provision for loan losses	12,185	12,014	37,569	37,981
Other Income:
Service charges on deposit accounts	2,562	2,682	7,375	7,747
Insurance commissions	2,199	2,022	7,559	7,448
Trust and investment income	1,211	984	3,639	3,104
Electronic banking income	879	792	2,607	2,288
Business owned life insurance	418	404	1,237	1,209
Mortgage banking income	251	165	722	578
(Loss) gain on investment securities	(613)	2	(575)	6
Gain on sale of banking office	-	232	-	232
Other	216	267	665	661
Total other income	7,123	7,550	23,229	23,273
Other Expenses:
Salaries and employee benefits	6,603	6,445	20,770	19,789
Net occupancy and equipment	1,233	1,377	3,917	3,829
Data processing and software	530	457	1,594	1,401
Amortization of intangible assets	478	556	1,467	1,705
Professional fees	469	547	1,714	1,822
Franchise tax	449	445	1,336	1,336
Bankcard costs	389	333	1,143	940
Marketing	350	398	1,078	1,286
Other	2,098	2,208	6,072	6,281
Total other expenses	12,599	12,766	39,091	38,389
Income before income taxes	6,709	6,798	21,707	22,865
Income taxes	1,594	1,476	5,597	6,076
Net income	$ 5,115	$ 5,322	$ 16,110	$ 16,789

Earnings per share:
Basic	$ 0.49	$ 0.50	$ 1.53	$ 1.59
Diluted	$ 0.49	$ 0.50	$ 1.52	$ 1.57

Weighted-average number of shares outstanding:
Basic	10,421,548	10,638,824	10,502,866	10,587,462
Diluted	10,483,657	10,748,996	10,573,934	10,709,312

Cash dividends declared	$ 2,293	$ 2,252	$ 6,943	$ 6,611
Cash dividends declared per share	$ 0.22	$ 0.21	$ 0.66	$ 0.62
            See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
	Common Stock		Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Shares	Amount	Earnings	Loss	Stock	Total
Balance, December 31, 2006	10,889,242	$162,654	$ 43,439	$ (2,997)	$ (5,927)	$ 197,169
Net income			16,110			16,110
Other comprehensive loss, net of tax				867		867
Cash dividends declared of $0.66 per share			(6,943)			(6,943)
Stock-based compensation expense		317				317
Purchase of treasury stock, 384,435 shares					(10,241)	(10,241)
Exercise of common stock options (reissued
48,051 treasury shares)	3,903	(489)			1,311	822
Tax benefit from exercise of stock options		152				152
Issuance of common stock under dividend
reinvestment plan	22,503	620				620
Issuance of common stock related to acquisitions:
Putnam Agency, Inc. (reissued 4,662 treasury shares)		(5)			129	124
Barengo Insurance Agency, Inc. (reissued 16,728
treasury shares)		(9)			459	450
Balance, September 30, 2007	10,915,648	$163,240	$ 52,606	$ (2,130)	$ (14,269)	$ 199,447

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Net income	$ 5,115	$ 5,322	$ 16,110	$ 16,789
Other comprehensive income (loss):
Available-for-sale securities:
Gross unrealized holding gain (loss) arising in the period	3,243	8,662	637	(32)
Related tax (expense) benefit	(1,135)	(3,032)	(223)	11
Less: reclassification adjustment for net securities (loss) gain included in net income	(613)	2	(575)	6
Related tax benefit (expense)	215	(1)	201	(2)
Net effect on other comprehensive income	2,506	5,629	788	(25)
Defined benefit plans
Amortization of unrecognized loss and service cost on pension plan	41	–	122	–
Related tax expense	(14)	–	(43)	–
Net effect on other comprehensive income	27	–	79	–
Total other comprehensive income (loss), net of tax	2,533	5,629	867	(25)
Total comprehensive income	$ 7,648	$ 10,951	$ 16,977	$ 16,764
      See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months
	Ended September 30,
	2007	2006
(Dollars in thousands)
Net cash provided by operating activities	$ 21,865	$ 22,958

Cash flows from investing activities:
Purchases of available-for-sale securities	(134,600)	(25,334)
Proceeds from sales of available-for-sale securities	151	–
Proceeds from maturities, calls and prepayments of available-for-sale securities	92,839	57,316
Net decrease (increase) in loans	23,560	(68,602)
Expenditures for premises and equipment	(1,867)	(1,577)
Net proceeds from sales of other real estate owned	107	643
Business acquisitions, net of cash received	(1,070)	(1,453)
Sale of banking office	–	(5,144)
Investment in limited partnership and tax credit funds	(277)	(899)
Net cash used in investing activities	(21,157)	(45,050)

Cash flows from financing activities:
Net increase in non-interest-bearing deposits	398	4,270
Net (decrease) increase in interest-bearing deposits	(50,577)	138,734
Net increase in short-term borrowings	54,164	52,585
Proceeds from long-term borrowings	85,000	–
Payments on long-term borrowings	(71,378)	(174,357)
Cash dividends paid	(6,304)	(6,066)
Purchase of treasury stock	(10,241)	(490)
Repurchase of trust preferred securities	–	(25)
Repayment of trust preferred securities	(7,000)	–
Proceeds from issuance of common stock	846	2,606
Excess tax benefit for share-based payments	154	–
Net cash (used in) provided by financing activities	(4,938)	17,257
Net decrease in cash and cash equivalents	(4,230)	(4,835)
Cash and cash equivalents at beginning of period	39,806	39,648
Cash and cash equivalents at end of period	$ 35,576	$ 34,813
             See Notes to the Unaudited Consolidated Financial Statements

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
The accompanying unaudited consolidated financial statements of Peoples Bancorp Inc. and its subsidiaries (“Peoples” refers to Peoples Bancorp Inc. and, when appropriate, Peoples Bancorp Inc. and its consolidated subsidiaries collectively) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 Form 10-K”).

The accounting and reporting policies followed in the presentation of the accompanying unaudited consolidated financial statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2006 Form 10-K, as updated by the information contained in this report.  In the opinion of management, these financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The consolidated balance sheet at December 31, 2006, contained herein has been derived from the audited consolidated balance sheet included in Peoples’ 2006 Form 10-K.

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which replaces various definitions of fair value in existing accounting literature with a single definition, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements upon adoption.  SFAS 157 clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use.  SFAS 157 also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation.  This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates.  SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value.  The statement does not expand the use of fair value to any new circumstances.  Peoples will be required to apply the new guidance beginning January 1, 2008.  Management has not completed its analysis to determine the impact adoption will have on Peoples’ financial statements.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes –an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return.  FIN 48 applies solely to tax positions related to income taxes subject to FASB Statement No. 109 and does not apply to taxes that are not based substantially on income, such as Peoples’ corporate franchise taxes that are based primarily on equity.  Under FIN 48, a tax position is initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  FIN 48 permits companies the option to classify penalties and interest incurred under the applicable tax law as either income tax expense or a component of other expenses.  Effective January 1, 2007, Peoples adopted the provisions of FIN 48, as required.  In connection with the adoption, Peoples elected to continue its existing accounting policy of classifying penalties and interest as income tax expense.

The adoption of FIN 48 had no material impact on Peoples’ financial statements taken as a whole and no cumulative effect adjustments relating to the adoption were required.  The amount of Peoples’ uncertain income tax positions, unrecognized benefits and accrued interest were immaterial at both September 30, 2007 and January 1, 2007.

Peoples’ income tax returns are subject to review and examination by federal and state taxing authorities. Peoples is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2004 through 2006.  The years open to examination by state taxing authorities vary by jurisdiction. See Note 8. Contingent Liabilities for information regarding pending examination matters.

3.   Stock-Based Compensation:
Under the Peoples Bancorp Inc. 2006 Equity Plan (the “2006 Equity Plan”) approved by shareholders, Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights or any combination thereof covering up to 500,000 common shares to employees and non-employee directors.  In prior years, Peoples granted nonqualified and incentive stock options to employees and non-employee directors under the 2006 Equity Plan and predecessor plans.  Since February 2007, Peoples has granted a combination of restricted common shares and stock appreciation rights (“SARs”) to employees and restricted common shares to non-employee directors subject to the terms and conditions prescribed by the 2006 Equity Plan.  Common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.

        Stock Options
Under the provisions of the 2006 Equity Plan and predecessor stock option plans, the exercise price per share of any stock option granted may not be less than the fair market value of the underlying common shares on the date of grant of the stock option.  The stock options granted to employees in 2006 vest three years from the grant date.  Stock options granted to non-employee directors in 2006 vested six months from the grant date.  All stock options granted to both employees and non-employee directors expire ten years from the date of grant.  The following summarizes the changes to Peoples’ stock options for the nine months ended September 30, 2007:
	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	397,766	$ 21.88
Granted	–	–
Exercised	49,494	17.42
Forfeited	5,572	21.85
Outstanding at September 30	342,700	$ 22.52	5.0 years	$1,502,000

Exercisable at September 30	299,044	$ 21.66	4.5 years	$1,502,000

For the nine months ended September 30, 2007, total intrinsic value of stock options exercised was $490,000.  At September 30, 2007, unrecognized stock-based compensation expense related to unvested stock options totaled $86,000, which will be recognized over a weighted-average period of 1.4 years.

       The following summarizes information concerning Peoples’ stock options outstanding at September 30, 2007:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$13.48	to	$18.21	85,998	2.1 years	$ 14.41	85,998	$ 14.41
$18.70	to	$22.32	81,202	4.0 years	21.40	81,202	21.40
$22.33	to	$27.51	90,816	5.9 years	25.52	90,816	25.52
$27.51	to	$30.00	84,684	7.8 years	28.62	41,028	28.80
			342,700	5.0 years	$ 22.52	299,044	$ 21.66

Stock Appreciation Rights
SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted will vest three years from the grant date and expire ten years from the date of grant.  The following summarizes the changes to Peoples’ SARs for the nine months ended September 30, 2007:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding at January 1	–	$ –
Granted	27,047	28.14
Exercised	–	–
Forfeited	673	29.25
Outstanding at September 30	26,374	$ 28.11	9.3 years
Exercisable at September 30	535	$ 29.25	0.8 years

The weighted-average estimated fair value of the SARs granted was $7.93.  At September 30, 2007, unrecognized stock-based compensation expense related to unvested SARs totaled $93,000, which will be recognized over a weighted-average period of 2.4 years.

The estimated fair value of SARs granted during 2007 was calculated at grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	4.83%
Dividend yield	2.93%
Volatility factor of the market price of underlying common stock	25.4%
Weighted-average expected life	10 years

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

Restricted Shares
Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while the restrictions on common shares awarded to employees expire after three years.  Peoples recognizes compensation expense over the restricted period.  The following summarizes the changes to Peoples’ restricted common shares for the nine months ended September 30, 2007:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1	–	$ –
Awarded	13,043	28.67
Released	3,903	29.25
Forfeited	192	29.25
Outstanding at September 30	8,948	$ 28.40

For the nine months ended September 30, 2007, total intrinsic value of restricted stock released was $100,000.  Unrecognized stock-based compensation expense related to restricted common shares totaled $107,000 at September 30, 2007, which will be recognized over a weighted-average period of 1.9 years.

4.  Employee Benefit Plans:
Peoples sponsors a noncontributory defined benefit pension plan that covers substantially all employees hired before January 1, 2003, and a noncontributory defined contribution plan that covers substantially all employees hired on or after January 1, 2003.  Peoples also sponsors a contributory postretirement benefit plan for former employees who were retired as of December 31, 1992.  The following table details the components of the net periodic benefit cost for the plans:

Pension Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Service cost	$ 212	$ 218	$ 635	$ 652
Interest cost	189	189	568	566
Expected return on plan assets	(297)	(291)	(893)	(873)
Amortization of prior service cost	1	1	2	2
Amortization of net loss	40	64	120	192
Net periodic benefit cost	$ 145	$ 181	$ 432	$ 539

Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Interest cost	$ 7	$ 6	$ 20	$ 19
Amortization of net loss	–	–	2	–
Net periodic benefit cost	$ 7	$ 6	$ 22	$ 19

5.   Junior Subordinated Notes Held by Subsidiary Trusts:
Peoples previously formed two statutory business trusts (the “Trusts”) for the purpose of issuing or participating in pools of corporation-obligated mandatorily redeemable capital securities (the “Capital Securities” or “Trust Preferred Securities”), with 100% of the common equity in the Trusts owned by Peoples.  The proceeds from the Capital Securities and common equity were invested in junior subordinated debt securities of Peoples (the “Debentures”).

The Debentures held by the trusts are the sole assets of those trusts.  Distributions on the Capital Securities are payable semiannually at a rate per annum equal to the interest rate being earned by the Trusts on the Debentures and are recorded as interest expense by Peoples.  Since the Trusts are variable interest entities and Peoples is not deemed to be the primary beneficiary, the Trusts are not included in Peoples’ consolidated financial statements.  As a result, Peoples includes the Debentures as a separate category of long-term debt on the Consolidated Balance Sheets entitled “Junior Subordinated Notes Held by Subsidiary Trusts” and the related expense as interest expense on the Consolidated Statements of Income.

Under the provisions of the Debentures, Peoples has the right to defer payment of interest on the Debentures at any time, or from time to time, for periods not exceeding five years.  If interest payments on the Debentures are deferred, the dividends on the Capital Securities are also deferred.  Interest on the Debentures is cumulative.  Peoples has entered into agreements which, taken collectively, fully and unconditionally guarantee the Capital Securities subject to the terms of each of the guarantees.

The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures.  The Debentures held by PEBO Capital Trust I are first redeemable, in whole or in part, by Peoples on May 1, 2009.  On April 23, 2007, Peoples repaid the entire $7.2 million of the Debentures held by PEBO Capital Trust II, which had a then current rate of 9.10%.  As a result of this repayment, PEBO Capital Trust II redeemed all of the outstanding Capital Securities and common equity and was dissolved in accordance with the terms of the Amended and Restated Declaration of Trust of PEBO Capital Trust II.

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

The Capital Securities issued by the Trusts are summarized as follows:
(Dollars in thousands)	September 30, 2007	December 31, 2006
Capital Securities of PEBO Capital Trust I, 8.62%, due May 1, 2029, net of unamortized issuance costs	$ 22,452	$ 22,425

Capital Securities of PEBO Capital Trust II, 6-month LIBOR + 3.70%, due April 22, 2032, net of unamortized issuance costs	–	6,987

Total capital securities	$ 22,452	$ 29,412

Total capital securities qualifying for Tier 1 capital	$ 22,452	$ 29,412

6.  Comprehensive Loss
    The following details the change in the components of Peoples’ accumulated other comprehensive loss for the nine months ended September 30, 2007:

Unrecognized
	Unrealized	Net Pension and	Accumulated
	Gains (Loss)	Postretirement	Comprehensive
(Dollars in thousands)	on Securities	Costs	Loss
Balance, December 31, 2006	$ (979)	$ (2,018)	$ (2,997)
Current period change	788	79	867
Balance, September 30, 2007	$ (191)	$ (1,939)	$ (2,130)

7.  Earnings per Share
Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issuable upon exercise of outstanding stock options and non-vested restricted common shares using the treasury stock method.  The calculation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2007 and 2006, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2007	2006	2007	2006
Net income	$ 5,115	$ 5,322	$ 16,110	$ 16,789

Weighted-average common shares outstanding	10,421,548	10,638,824	10,502,866	10,587,462
Effect of potentially dilutive common shares	62,109	110,172	71,068	121,850
Total weighted-average diluted common
shares outstanding	10,483,657	10,748,996	10,573,934	10,709,312

Earnings per Share:
Basic	$ 0.49	$ 0.50	$ 1.53	$ 1.59
Diluted	$ 0.49	$ 0.50	$ 1.52	$ 1.57

8.  Contingent Liabilities
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

Peoples Bank, National Association (“Peoples Bank”) has been undergoing an examination by the Ohio Department of Taxation (the “Department”) of its 2002 Ohio Corporation Franchise Tax Report related to the fiscal year ended December 31, 2001 (the “2002 Tax Year”).  As a result of this examination, the Department issued a Notice of Assessment in the amount of approximately $1.4 million in regard to Peoples Bank’s corporate franchise tax liability for the 2002 Tax Year.  The Department has also proposed adjustments to Peoples Bank’s 2003 Ohio Corporation Franchise Tax Report (the “2003 Ohio Report”) related to the fiscal year ended December 31, 2002 (the “2003 Tax Year”) on the basis of the 2002 Tax Year assessment that would materially increase the amount of corporate franchise tax due.  Management disagrees with the assessment and the proposed adjustments in their entirety and has filed a Petition for Reassessment with the Department objecting to the assessment.

On June 25, 2007, the Department commenced an examination of Peoples Bank’s Ohio Corporation Franchise Tax Reports related to the fiscal years ended December 31, 2002 through 2005, and an examination of other related companies for the same periods.  In October 2007, Peoples Bank received notification that the Department has determined a wholly owned subsidiary of Peoples Bank incorporated in Delaware has nexus within the State of Ohio and, in the Department’s opinion, is required to file Ohio corporate franchise tax returns.  Further, the Department has indicated that it intends to pursue this issue for the years ended December 31, 2000 through 2005.  Management disagrees with the position taken by the Department in its entirety and believes the subsidiary is not liable for Ohio corporate franchise tax.

While management believes it has taken appropriate positions on the tax returns under examination and does not expect the examinations will have a material impact on Peoples’ future financial statements, Peoples is unable to assess whether an unfavorable outcome is probable, nor to estimate the amount of liability, if any, that might result from an unfavorable outcome.  Accordingly, no assurance can be given that Peoples’ corporate franchise tax liability for any tax year under examination will not be different than what is reflected in Peoples’ current and historical consolidated financial statements since the outcome of the examinations by the Department and ultimate resolution of the assessment with regard to the 2002 Tax Year are inherently difficult to predict.  To the extent additional taxes may be due, Peoples recognizes liabilities for such tax exposures when management judges the losses associated with the claims to be probable and the amount of loss can be reasonably estimated.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	At or For the Three Months		At or For the Nine Months
	Ended September 30,		Ended September 30,
SIGNIFICANT RATIOS	2007	2006	2007	2006
Return on average equity	10.27%	11.05%	10.88%	11.97%
Return on average assets	1.09%	1.13%	1.15%	1.20%
Net interest margin (a)	3.26%	3.20%	3.29%	3.29%
Efficiency ratio (b)	57.03%	59.04%	58.06%	57.30%
Average stockholders' equity to average assets	10.60%	10.20%	10.61%	10.05%
Average loans to average deposits	92.09%	93.99%	93.04%	95.51%
Cash dividends to net income	44.83%	42.31%	43.10%	39.38%

Nonperforming loans as a percent of total loans (c)	0.56%	1.25%	0.56%	1.25%
Nonperforming assets as a percent of total assets (d)	0.34%	0.76%	0.34%	0.76%
Allowance for loan losses to loans net of unearned interest	1.32%	1.42%	1.32%	1.42%
Allowance for loan losses to nonperforming loans (c)	237.33%	113.50%	237.33%	113.50%
Provision for loan losses to average loans	0.09%	0.08%	0.22%	0.16%
Net charge-offs as a percentage of average loans (annualized)	0.36%	0.04%	0.27%	0.04%

CAPITAL RATIOS (end of period)
Tier I capital ratio	11.82%	11.72%	11.82%	11.72%
Total risk-based capital ratio	13.04%	13.02%	13.04%	13.02%
Leverage ratio	8.67%	8.79%	8.67%	8.79%

PER SHARE DATA
Earnings per share – basic	$ 0.49	$ 0.50	$ 1.53	$ 1.59
Earnings per share – diluted	0.49	0.50	1.52	1.57
Cash dividends declared per share	0.22	0.21	0.66	0.62
Book value per share (end of period)	19.25	18.46	19.25	18.46
Tangible book value per share (end of period) (e)	$ 12.63	$ 11.99	$ 12.63	$ 11.99
Weighted average shares outstanding – Basic	10,421,548	10,638,824	10,502,866	10,587,462
Weighted average shares outstanding – Diluted	10,483,657	10,748,996	10,573,934	10,709,312
Common shares outstanding at end of period	10,363,397	10,664,603	10,363,397	10,664,603

(a)	Fully-tax equivalent net interest income as a percentage of average earning assets.
(b)
Non-interest expense (less intangible amortization) as a percentage of fully-tax equivalent net interest income plus non-interest income (excluding gains or losses on investment securities and asset disposals).

(c)	Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans.
(d)	Nonperforming assets include nonperforming loans and other real estate owned.
(e)	Tangible book value per share reflects capital calculated for banking regulatory requirements and excludes balance sheet impact of intangible assets acquired through acquisitions.

Forward-Looking Statements
Certain statements in this Form 10-Q which are not historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.  Words such as “feels”, “expects,” “believes”, “plans”,  “will”, “would”, “should”, “could” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.  Factors that might cause such a difference include, but are not limited to:
(1)	competitive pressures among financial institutions or from non-financial institutions, which may increase significantly;
(2)	changes in the interest rate environment, which may adversely impact interest margins;
(3)	prepayment speeds, loan originations and sale volumes, charge-offs and loan loss provisions, which may be less favorable than expected;
(4)	general economic conditions, either national or in the states in which Peoples does business, which may be less favorable than expected;
(5)	political developments, wars or other hostilities, which may disrupt or increase volatility in securities markets or other economic conditions;
(6)	legislative or regulatory changes or actions, which may adversely affect the business of Peoples;
(7)	changes in the conditions and trends in the securities markets;
(8)	a delayed or incomplete resolution of regulatory issues that could arise;
(9)	the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity;
(10)	the costs and effects of regulatory and legal developments, including the outcome of regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations; and
(11)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission (“SEC”), including those risk factors included in the disclosure under the heading “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2006 Form 10-K and in the disclosure in “ITEM 1A: RISK FACTORS” of Part II of this Quarterly Report on Form 10-Q.

All forward-looking statements speak only as of the execution date of this Form 10-Q and are expressly qualified in their entirety by the cautionary statements.  Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management’s knowledge of Peoples’ business and operations, it is possible that actual results may differ materially from these projections.  Additionally, Peoples undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events except as may be required by applicable legal requirements.  Copies of documents filed with the SEC are available free of charge at the SEC’s website at http://www.sec.gov and/or from Peoples’ website.

Business Overview
The following discussion and analysis of the unaudited consolidated financial statements of Peoples Bancorp Inc. and its subsidiaries (“Peoples” refers to Peoples Bancorp Inc. and, when appropriate, Peoples Bancorp Inc. and its consolidated subsidiaries collectively) is presented to provide insight into management’s assessment of the financial condition and results of operations.

Peoples offers diversified financial products and services through 50 financial service locations and 37 ATMs in southeastern Ohio, northwestern West Virginia and northeastern Kentucky through its financial service units – Peoples Bank, National Association (“Peoples Bank”), Peoples Financial Advisors (a division of Peoples Bank) and Peoples Insurance Agency, Inc.  Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency.

Peoples’ products and services include traditional banking products, such as deposit accounts, lending products, credit and debit cards, corporate and personal trust services, a complete array of life, health, property and casualty insurance products and customer-tailored services for fiduciary needs, investment alternatives, financial planning, retirement plans and other asset management needs.  Peoples provides services through traditional walk-in offices and automobile drive-in facilities, automated teller machines, banking by phone and its internet-banking service, Peoples OnLine Connection, at its website www.peoplesbancorp.com (this uniform resource locator (URL) is an inactive, textual reference only).  Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples’ offices.

This discussion and analysis should be read in conjunction with the audited consolidated financial statements, and notes thereto, contained in Peoples’ 2006 Form 10-K, as well as the consolidated financial statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples’ consolidated financial statements and management’s discussion and analysis at September 30, 2007, which were unchanged from the policies disclosed in Peoples’ 2006 Form 10-K.

Summary of Recent Transactions and Events
The following is a summary of recent transactions that have impacted or are expected to impact Peoples’ results of operations or financial condition:

o
On January 12, 2007, Peoples announced the authorization to repurchase up to 425,000, or approximately 4%, of Peoples’ then outstanding common shares in 2007 in open market transactions (the “2007 Stock Repurchase Program”).  Any repurchased common shares will be held as treasury shares and are anticipated to be used for future exercises of equity awards granted under Peoples’ equity plans, future issuances of common shares in connection with Peoples’ deferred compensation plans, and other general corporate purposes.  Through October 30, 2007, Peoples had repurchased 379,500 common shares (or 89% of the total authorized), at an average price of $26.64, under the 2007 Stock Repurchase Program.  The 2007 Stock Repurchase Program expires on December 31, 2007.

o
On April 5, 2007, Peoples announced plans to construct a new financial services office in Huntington, West Virginia.  The new office will include drive-through banking facilities and an ATM and is expected to open in November 2007.

o
As described in Note 5 of the Notes to the Unaudited Consolidated Financial Statements, on April 23, 2007, Peoples repaid the entire $7.2 million of variable rate junior subordinated notes issued to and held by its subsidiary, PEBO Capital Trust II, which had a then current rate of 9.10%.  This redemption had minimal impact on Peoples’ regulatory capital ratios and produced a modest improvement in net interest income and margin, as the junior subordinated notes initially were replaced by lower cost borrowings.

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

As previously disclosed in “ITEM 1A. RISK FACTORS” and Note 18 of the Notes to the Consolidated Financial Statements included in Item 8 of Peoples’ 2006 Form 10-K, Peoples Bank has been undergoing an examination by the Ohio Department of Taxation (the “Department”) of its 2002 Ohio Corporation Franchise Tax Report related to the fiscal year ended December 31, 2001 (the “2002 Tax Year”).  On June 25, 2007, the Department commenced an examination of Peoples Bank’s Ohio Corporation Franchise Tax Reports related to fiscal years ended December 31, 2002 through 2005, and an examination of other related companies for the same periods.  Additional information regarding the examinations by the Department can be found in “ITEM 1:  LEGAL PROCEEDINGS” of Part II of this Quarterly Report on Form 10-Q.

Executive Summary
Net income totaled $5.1 million, or $0.49 per diluted share, in the third quarter of 2007 compared to $5.3 million and $0.50 per diluted share earned in the third quarter of 2006.  On a year-to-date basis, net income totaled $16.1 million and diluted earnings per share were $1.52 through September 30, 2007, versus $16.8 million and $1.57 a year ago.

Peoples’ earnings for the three and nine months ended September 30, 2007, were reduced by a $675,000 ($439,000 after-tax) other-than-temporary impairment charge related to a collateralized debt obligation investment security, which is comprised of bank-issued trust preferred securities and other debt obligations issued by financial services companies.  This impairment charge was the result of management’s normal quarterly analysis of the investment portfolio and its conclusion that the decline in fair value was attributable to deterioration of the credit worthiness of a single underlying issuer during the third quarter of 2007.  In comparison, third quarter and year-to-date 2006 earnings included a $232,000 ($151,000 after-tax) gain from the sale of a banking office.  The impact of these transactions were mostly offset by Peoples generating an additional $209,000 of net interest income and $372,000 of non-interest revenues in the third quarter of 2007 compared to 2006’s third quarter, while at the same time reducing non-interest expense by $167,000.

Return on equity (“ROE”) was 10.27% for the third quarter of 2007 versus 11.05% a year ago, while return on assets (“ROA”) was 1.09% and 1.13%, respectively.  For the nine months ended September 30, 2007, ROE was 10.88% and ROA was 1.15%, compared to 11.97% and 1.20%, respectively, for the first nine months of 2006.  Both ROE and ROA were negatively impacted by the lower net income compared to the same periods last year.

For the three months ended September 30, 2007, net interest income was up 2% year-over-year, totaling $13.2 million versus $12.9 million, while net interest margin expanded six basis points to 3.26%. These improvements were the result of higher yields on earning assets, coupled with lower overall funding costs attributable to retail deposit growth that allowed Peoples to reduce the amount of higher-costing wholesale funds.  Compared to the second quarter of 2007, net interest income and margin were lower in the third quarter, due primarily to the impact of second quarter commercial loan payoffs.  On a year-to-date basis, net interest income increased 1% and net interest margin was unchanged at 3.29%.

Non-interest income, which excludes gains and losses on securities and asset disposals, was up 5% in the third quarter of 2007 and 3% for the nine months ended September 30, 2007, compared to the same periods last year.  The primary driver of this growth was higher trust and investment revenues from an increase in assets under management.  Insurance commissions were up 9% for the third quarter, contributing to the increase. Non-interest expense was $12.6 million for the third quarter of 2007, down slightly from the third quarter of 2006, due to reductions in various operating costs.  On a year-to-date basis, non-interest expense increased 2% to $39.1 million, due mostly to higher salary and benefit costs.

Total assets were $1.89 billion at September 30, 2007, up $12.7 million since year-end 2006, as a decline in loan balances was more than offset by purchases of investment securities.  At September 30, 2007, gross portfolio loan balances were $1.11 billion compared to $1.13 billion at year-end 2006, a $25.8 million decrease due to higher than normal commercial loan payoffs that exceeded new originations.  Investment securities totaled $590.7 million at quarter-end versus $548.7 million at year-end 2006.

At September 30, 2007, total liabilities were $1.69 billion compared to $1.68 billion at December 31, 2006.  Total deposit balances decreased $50.0 million through nine months of 2007, the result of Peoples’ reducing brokered deposits by $71.6 million and growing retail deposits $21.6 million.  Total borrowed funds have increased $60.8 million since year-end 2006, to $485.9 million at quarter-end.  This increase was due mostly to Peoples using various lower rate borrowings to replace the matured brokered deposits.

Total stockholders’ equity was $199.4 million at September 30, 2007, up 1% from $197.2 million at December 31, 2006, as a $9.2 million increase in Peoples’ retained earnings was mostly offset by an $8.3 million increase in treasury stock.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income, which is Peoples’ largest source of revenue, is the difference between interest income on earning assets, primarily loans and investment securities, and interest expense on deposits and borrowings used to fund those assets.  Net interest income  is affected by the general level and changes in interest rates, the steepness of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of those assets and liabilities.

In the third quarter of 2007, net interest income totaled $13.2 million, up 2% from a year ago, and was $40.0 million versus $39.8 million for the nine months ended September 30, 2007 and 2006, respectively.  These increases were attributable to higher yields on earning assets, coupled with a reduction in the volume of higher-costing wholesale funds that tempered the overall increase in Peoples’ cost of funds.

Net interest margin, calculated by dividing fully-tax equivalent (“FTE”) net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of Peoples’ earning assets and interest-bearing liabilities.  FTE net interest income is calculated by increasing interest income to convert tax-exempt income earned on obligations of states and political subdivisions to the pre-tax equivalent of taxable income using a 35% tax rate.  The following tables detail the calculation of FTE net interest income, Peoples’ average balance sheet and analysis of net interest income for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2007	2007	2006	2007	2006
Net interest income, as reported	$ 13,152	$ 13,333	$ 12,943	$ 40,006	$ 39,751
Taxable equivalent adjustments	407	324	413	1,064	1,269
Fully-tax equivalent net interest income	$ 13,559	$ 13,657	$ 13,356	$ 41,070	$ 41,020

	For the Three Months Ended
	September 30, 2007			June 30, 2007			September 30, 2006
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Short-term investments:
Deposits with other banks	$ 1,970	$ 23	4.71%	$ 2,462	$ 30	4.85%	$ 2,346	$ 28	4.70%
Federal funds sold	2,065	27	5.09%	1,043	14	5.27%	1,945	25	5.08%
Total short-term investments	4,035	50	4.91%	3,505	44	4.98%	4,291	53	4.96%
Securities (1):
Taxable	505,860	6,507	5.15%	487,381	5,984	4.91%	494,968	6,047	4.89%
Tax-exempt (2)	65,772	1,083	6.59%	53,233	836	6.28%	67,414	1,104	6.55%
Total securities	571,632	7,590	5.31%	540,614	6,820	5.05%	562,382	7,151	5.09%
Loans (3):
Commercial (2)	733,240	14,069	7.61%	760,062	14,686	7.75%	742,270	13,989	7.48%
Real estate (4)	291,199	5,240	7.20%	293,204	5,247	7.16%	309,269	5,378	6.96%
Consumer	81,153	1,699	8.31%	77,289	1,607	8.34%	71,751	1,491	8.24%
Total loans	1,105,592	21,008	7.55%	1,130,555	21,540	7.64%	1,123,290	20,858	7.38%
Less: Allowance for loan loss	(14,662)			(14,656)			(15,507)
Net loans	1,090,930	21,008	7.66%	1,115,899	21,540	7.74%	1,107,783	20,858	7.49%
Total earning assets	1,666,597	28,648	6.84%	1,660,018	28,404	6.86%	1,674,456	28,062	6.67%
Intangible assets	68,754			68,142			69,332
Other assets	129,015			128,315			129,434
Total assets	$1,864,366			$1,856,475			$1,873,222

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Savings	$ 113,740	$ 190	0.66%	$ 117,149	$ 188	0.64%	$ 120,595	$ 201	0.66%
Demand	331,105	2,511	3.01%	323,216	2,361	2.93%	311,405	2,150	2.74%
Time	583,581	6,746	4.59%	597,118	6,798	4.57%	596,006	6,444	4.29%
Total interest-bearing deposits	1,028,426	9,447	3.64%	1,037,483	9,347	3.61%	1,028,006	8,795	3.39%
Borrowed funds:
Short-term:
FHLB advances	193,493	2,529	5.11%	180,800	2,385	5.22%	210,084	2,819	5.25%
Retail repurchase agreements	32,441	355	4.35%	34,958	387	4.44%	26,883	301	4.38%
Wholesale repurchase agreements	6,652	91	5.35%	5,000	69	5.46%	–	–	–
Total short-term borrowings	232,586	2,975	5.03%	220,758	2,841	5.11%	236,967	3,120	5.27%
Long-term:
FHLB advances	69,341	811	4.64%	68,250	768	4.52%	93,678	1,059	4.49%
Wholesale repurchase agreements	125,652	1,360	4.29%	118,352	1,260	4.26%	100,163	890	3.48%
Other long-term borrowings	22,447	496	8.64%	24,055	531	8.72%	40,237	842	8.37%
Total long-term borrowings	217,440	2,667	4.89%	210,657	2,559	4.84%	234,078	2,791	4.77%
Total borrowed funds	450,026	5,642	4.92%	431,415	5,400	4.96%	471,045	5,911	4.92%
Total interest-bearing liabilities	1,478,452	15,089	4.03%	1,468,898	14,747	4.01%	1,499,051	14,706	3.88%
Non-interest-bearing deposits	172,164			173,565			167,103
Other liabilities	16,125			15,495			16,071
Total liabilities	1,666,741			1,657,958			1,682,225
Stockholders’ equity	197,625			198,517			190,997
Total liabilities and stockholders' equity	$1,864,366			$1,856,475			$1,873,222

Interest spread		$13,559	2.81%		$13,657	2.85%		$13,356	2.79%
Interest income to earning assets			6.84%			6.86%			6.67%
Interest expense to earning assets			3.58%			3.55%			3.47%
Net interest margin			3.26%			3.31%			3.20%

	For the Nine Months Ended September 30,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Short-term investments:
Deposits with banks	$ 2,557	$ 91	4.76%	$ 2,466	$ 75	4.08%
Federal funds sold	1,251	48	5.13%	1,539	57	4.95%
Total short-term investments	3,808	139	4.89%	4,005	132	4.38%
Securities (1):
Taxable	499,853	18,893	5.04%	509,159	18,331	4.80%
Tax-exempt (2)	57,372	2,796	6.50%	68,039	3,341	6.55%
Total securities	557,225	21,689	5.19%	577,198	21,672	5.01%
Loans (3):
Commercial (2)	749,377	43,278	7.72%	718,095	39,498	7.35%
Real estate (4)	294,541	15,801	7.15%	313,746	16,092	6.84%
Consumer	77,883	4,838	8.31%	68,575	4,278	8.34%
Total loans	1,121,801	63,917	7.61%	1,100,416	59,868	7.27%
Less: Allowance for loan loss	(14,683)			(15,119)
Net loans	1,107,118	63,917	7.71%	1,085,297	59,868	7.37%
Total earning assets	1,668,151	85,745	6.86%	1,666,500	81,672	6.54%
Intangible assets	68,496			68,957
Other assets	128,645			130,292
Total assets	$ 1,865,292			$ 1,865,749

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Savings	$ 115,006	$ 544	0.63%	$ 124,571	$ 602	0.65%
Demand	324,213	7,086	2.92%	297,060	5,502	2.48%
Time	594,262	20,291	4.57%	563,962	16,768	3.98%
Total interest-bearing deposits	1,033,481	27,921	3.61%	985,593	22,872	3.10%
Borrowed funds:
Short-term:
FHLB advances	194,371	7,659	5.20%	178,475	6,687	4.94%
Retail repurchase agreements	34,236	1,146	4.48%	31,882	956	3.95%
Wholesale repurchase agreements	5,557	226	5.38%	–	–	–
Total short-term borrowings	234,164	9,031	5.05%	210,357	7,643	4.84%
Long-term:
FHLB advances	68,748	2,333	4.54%	145,517	4,697	4.32%
Wholesale repurchase agreements	117,491	3,713	4.22%	112,473	2,891	3.39%
Other long-term borrowings	25,283	1,677	8.75%	41,936	2,549	8.04%
Total long-term borrowings	211,522	7,723	4.87%	299,926	10,137	4.51%
Total borrowed funds	445,686	16,754	4.97%	510,283	17,780	4.61%
Total interest-bearing liabilities	1,479,167	44,675	4.02%	1,495,876	40,652	3.62%
Non-interest-bearing deposits	172,288			166,590
Other liabilities	15,921			15,731
Total liabilities	1,667,376			1,678,197
Stockholders’ equity	197,916			187,552
Total liabilities and stockholders' equity	$ 1,865,292			$ 1,865,749

Interest spread		$ 41,070	2.84%		$ 41,020	2.92%
Interest income to earning assets			6.86%			6.54%
Interest expense to earning assets			3.57%			3.25%
Net interest margin			3.29%			3.29%

(1)	Average balances are based on carrying value.
(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% tax rate.
(3)
Nonaccrual and impaired loans are included in the average loan balances.  Related interest income earned on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income.  Loan fees included in interest income were immaterial for all periods presented.

(4)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.

The ability of financial institutions, including Peoples, to maintain and/or grow net interest income and margins over the last several quarters has been challenged by the flat and inverted yield curves that have existed, as the result of the Federal Reserve’s actions to increase short-term interest rates between mid-2004 through mid-2006.  Further contributing to the challenging interest rate conditions has been ongoing, intense competition for both loans and deposits.  These factors have caused funding costs to rise at a faster rate than yields on earning assets, which compresses net interest margin.

In the third quarter of 2007, net interest income and margin were down from the prior quarter, due mostly to a $25.0 million decrease in average loans attributable to the sizable commercial loan payoffs in the second quarter.  The impact of those payoffs was offset by purchases of investment securities that resulted in a $31.0 million increase in average investments over the second quarter of 2007, although the yields on the securities purchased were lower than the yields on the loans they replaced causing the slight decrease in the overall yield on earning assets.  On a year-to-date basis, average earning assets were basically flat, while the FTE yield increased 32 basis points, reflecting management’s interest rate risk strategy of using investment portfolio cash flows during most of 2006 to fund loan growth.

Another key component of Peoples’ current interest rate risk strategy involves growing deposit balances in order to reduce the amount of, and reliance on, wholesale funding sources that generally carry higher market rates of interest.  Although third quarter average deposits were down compared to the prior quarter, Peoples has experienced year-over-year growth for both the three and nine months ended September 30, 2007, primarily the result of increased balances in money markets, retail certificates of deposits and non-interest-bearing accounts.  Included in Peoples’ interest-bearing deposits are brokered certificates of deposit that are managed as part of Peoples’ wholesale funding.  In the third quarter of 2007, these wholesale deposits averaged $64.5 million, with an average cost of 5.08%, versus $67.6 million, and average cost of 5.14%, in the prior quarter and $97.2 million, and average cost of 4.98%, in 2006’s third quarter.  For the nine months ended September 30, 2007, average brokered deposits were down 4%, totaling $67.5 million versus $70.5 million a year ago.

Growth in retail deposit balances in 2007 has been used to reduce the level of borrowed funds compared to last year.  Third quarter average borrowings were down 4%, while on a year-to-date basis, average borrowings decreased $64.6 million, or 13%.  Peoples’ average cost of funds in the third quarter was essentially flat compared to the prior quarter but was up 15 basis points from 2006’s third quarter, and expanded 40 basis points through nine months of 2007.  The higher cost of funds reflects the impact of matured deposits and borrowings being replaced at current, higher market rates.  However, management has tempered the overall increase in funding costs by adjusting the mix of wholesale funding by repaying higher-costing funds, such as the junior subordinated notes held by PEBO Capital Trust II, using other lower cost borrowings.  Management may make adjustments to the mix of borrowed funds in the future, as deemed desirable, to manage liquidity and position the balance sheet for potential changes in interest rates.  Additional information regarding Peoples’ borrowed funds can be found later in this discussion under the caption “FINANCIAL CONDITION-Funding Sources”.

Overall, Peoples’ third quarter net interest income and margin levels were in line with management’s expectations, considering the increased volume of loan payoffs, competitive factors and the challenging interest rate environment.  While the slope of the yield curve has recently steepened due to the Federal Reserve’s actions to lower short-term interest rates, management believes Peoples’ ability to grow net interest income and expand net interest margin in the near term will be limited by competitive pricing of new loans and deposits, as well as the repricing of some liabilities at potentially higher rates.  Still, management will continue its efforts to adjust the mix of Peoples’ balance sheet, with the goal of minimizing the impact of future interest rate changes on net interest income, although Peoples’ net interest margin and income remain difficult to predict and manage in the current interest rate environment.  Additional information regarding Peoples’ interest rate risk and the potential impact of interest rate changes on Peoples’ results of operations and financial condition can be found later in this discussion under the caption “Interest Rate Sensitivity and Liquidity”.

Provision for Loan Losses
In the third quarter of 2007, Peoples’ provision for loan losses was $967,000, compared to $847,000 last quarter and $929,000 for the third quarter of 2006.  The provision for loan losses is based on management’s quarterly evaluation of the loan portfolio and is directionally consistent with changes in Peoples’ overall loan quality since the second quarter of 2007. A portion of the provision relates to checking account overdrafts, which totaled $227,000, $136,000 and $254,000 for the same periods, respectively.

When expressed as a percentage of average loans, the provision was 0.09% in the third quarter of 2007, versus 0.07% last quarter and 0.08% for the third quarter of 2006.  The provision for loan losses will fluctuate each quarter based on the results of management’s formal analysis of the adequacy of the allowance for loan losses and procedural methodology that estimates the amount of credit losses probable within the loan portfolio.  Additional information regarding changes in Peoples’ allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Non-Interest Income
Peoples generates non-interest income from six primary sources: deposit account service charges, trust and investment income, insurance commissions, electronic banking (“e-banking”), mortgage banking and business owned life insurance (“BOLI”).  Non-interest income, which excludes gains and losses on securities transactions and asset disposals, totaled $7.7 million and $23.7 million for the three and nine months ended September 30, 2007, up from $7.3 million and $23.0 million for the same periods a year ago.    These increases were the result of revenue growth in each primary source, except deposit account service charges, which experienced a slight decline.

Service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided, comprised the largest portion of Peoples’ second quarter non-interest revenue.  The following table details Peoples’ deposit account service charges:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2007	2007	2006	2007	2006
Overdraft fees	$ 1,796	$ 1,725	$ 1,850	$ 5,027	$ 5,166
Non-sufficient funds fees	538	493	578	1,468	1,582
Other fees and charges	228	227	254	880	999
Total deposit account service charges	$ 2,562	$ 2,445	$ 2,682	$ 7,375	$ 7,747

Although down year-over-year, deposit account service charges increased 5% in the third quarter of 2007 versus the prior quarter from ongoing efforts to limit fee waivers.  While management believes Peoples’ ongoing efforts to grow core deposits and add new customers could have a positive impact on future deposit account service charges, the amount of deposit account service charges ultimately recognized by Peoples each quarter, particularly overdraft and non-sufficient funds fees, is largely dependent on the timing and volume of customer activity.

Insurance commissions also comprise a significant portion of Peoples’ total non-interest income.  The following table details Peoples’ insurance commissions:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2007	2007	2006	2007	2006
Property and casualty insurance	$ 2,003	$ 2,178	$ 1,840	$ 6,167	$ 5,856
Life and health insurance	147	168	135	455	423
Credit life and A&H insurance	41	51	47	122	128
Contingent performance based commissions	8	12	–	815	1,041
Total insurance commissions	$ 2,199	$ 2,409	$ 2,022	$ 7,559	$ 7,448

Property and casualty insurance sales commissions have grown year-over-year as increased production more than offset the impact of lower pricing margins within the insurance industry.  Compared to the second quarter 2007, insurance income decreased slightly in the third quarter, due to normal seasonality of annual policy renewals.  On a year-to-date basis, the increase in insurance commissions was tempered by lower revenue from performance based commission income.  The bulk of this income is earned annually by Peoples during the first quarter and is based on a combination of factors, including loss experience of insurance policies sold, production volumes and overall financial performance of the insurance industry during the preceding year.

Trust and investment revenues increased 23% in the third quarter of 2007 and 17% through nine months of 2007, compared to the same periods in 2006.  Over the last twelve months, assets under management have grown from the addition of seasoned sales personnel, coupled with an increase in cross sales from the retail banking operations.  At September 30, 2007, trust and brokerage assets under management had a market value of $932.7 million compared to $884.5 million at June 30, 2007 and $823.1 million at September 30, 2006, representing increases of 5% and 13%, respectively.  The following table details Peoples’ trust and investment revenues:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2007	2007	2006	2007	2006
Fiduciary	$ 1,013	$ 1,041	$ 829	$ 2,980	$ 2,524
Brokerage	199	245	155	660	580
Total trust and investment revenues	$ 1,212	$ 1,286	$ 984	$ 3,640	$ 3,104

In the third quarter of 2007, e-banking revenues were up 11% versus last year, while on a year-to-date basis, revenues rose 14%.   Peoples’ has experienced a steady increase in the volume of debit card transactions throughout 2007, accounting for the higher e-banking revenues.  At September 30, 2007, Peoples had 38,900 deposit relationships with debit cards, or 55% of all eligible deposit accounts, compared to 36,665 relationships and a 53% penetration rate a year ago.  Peoples’ customers used their debit cards to complete $168.3 million of transactions for the nine months ended September 30, 2007, up 18% from $142.6 million through nine months of 2006.

Non-Interest Expense
Non-interest expense totaled $12.6 million for the third quarter of 2007 versus $12.8 million for the third quarter of 2006, due to reductions in various operating costs that offset higher salary and benefit costs, bankcard expense and software costs.  Compared to the second quarter of 2007, non-interest expense was down 4% in the third quarter, largely the result of lower salaries and benefit costs, occupancy and equipment expense and professional fees.  On a year-to-date basis, total non-interest expense was up 2%, with higher sales-based compensation expense and additional bankcard costs from increased customer activity accounting for most of this increase.

Salary and benefit costs, Peoples’ largest non-interest expense, have increased in 2007 from a year ago, due largely to increased insurance sales commission expense and higher employee medical benefit costs, coupled with a modest increase in full-time equivalent employees.  The following table details Peoples’ salaries and benefit costs:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2007	2007	2006	2007	2006
Salaries and other compensation	$ 5,164	$ 5,326	$ 4,905	$ 16,092	$ 15,121
Employee benefits	917	1,009	927	3,062	2,846
Payroll taxes and
other employment-related costs	522	535	613	1,616	1,822
Total salary and benefit costs	$ 6,603	$ 6,870	$ 6,445	$ 20,770	$ 19,789

Salaries and other compensation decreased in the third quarter versus the prior quarter, due mostly to the combination of lower incentive compensation earned during the quarter and larger amounts of salaries included in direct loan origination costs for third quarter loan originations, coupled with the non-recurrence of severance costs of $100,000.  For both the three and nine months ended September 30, 2007, Peoples incurred higher sales-based compensation compared to the prior year periods, reflecting the increased insurance and investment sales.  Although medical benefit costs have risen in 2007, Peoples’ pension plan expense has decreased, tempering the overall increase in benefit costs.

In the third quarter of 2007, net occupancy and equipment costs decreased 10% from a year ago and 11% versus the second quarter of 2007, due mostly to lower depreciation expense and maintenance costs, while decreased utilities costs contributed to the year-over-year decline.  On a year-to-date basis, net occupancy and equipment costs were up 2%, attributable to additional maintenance costs and increased rent expense on certain leased property.

Bankcard costs increased 17% for the three months ended September 30, 2007, and 22% on a year-to-date basis, compared to the same periods in 2006.  These increases correspond directly to the higher volumes of customer activity and additional debit cards issued to customers, which has also produced a greater increase in the related bankcard revenue included Peoples’ e-banking income.  Overall, management feels the additional bankcard costs are reasonable considering the higher net bankcard revenue through nine months of 2007.  Peoples’ e-banking services also make it easier and more convenient for customers to complete transactions at a lower cost to Peoples, thus affording opportunities to improve overall relationship profitability.

Peoples’ marketing expense, which includes the cost of advertising, public relations and charitable contributions, has decreased  throughout 2007, from lower costs associated with Peoples’ deposit direct mail marketing and gift program, although third quarter charitable contributions increased modestly year-over-year and tempered the overall decline in marketing expense.

Management believes non-interest expense could increase slightly in the fourth quarter of 2007 compared to the third quarter levels, due in part to costs related to the new office in Huntington, West Virginia, primarily salaries and benefit costs, net occupancy and equipment costs and marketing expense.

Income Tax Expense
For the nine months ended September 30, 2007, Peoples’ effective tax rate was 25.8%, down from 26.7% in the first half of 2007 and 26.6% through nine months of 2006.  The reduction in the effective tax rate was attributable to utilization of additional tax credits in 2007.  The effective tax rate of 25.8% through nine months of 2007 represents management’s current estimate for the full year 2007.

Peoples has made various tax-advantaged investments as part of tax strategies designed to reduce its effective tax rate and overall tax burden.   At September 30, 2007, these investments totaled $146.5 million versus $140.4 million at year-end 2006.  Depending on economic and regulatory conditions, Peoples may make additional investments in the future as a means of managing its future effective tax rate.

FINANCIAL CONDITION

Cash and Cash Equivalents
Cash and cash equivalents, primarily cash on hand and balances due from other banks, decreased $2.2 million during the third quarter of 2007, to $35.6 million at September 30, 2007.  Since year-end 2006, cash and cash equivalents have declined $4.2 million.  The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples’ liquidity needs.  Management believes the current balance of cash and cash equivalents, along with the availability of other funding sources, provides Peoples with sufficient liquidity to meet its cash requirements.  Further information regarding Peoples’ liquidity can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
At September 30, 2007, Peoples’ investment securities had a fair market value of $590.7 million versus $548.7 million at December 31, 2006.  Through nine months of 2007, Peoples purchased $134.6 million of investment securities, which exceeded the total proceeds from calls, maturities and prepayments of $92.8 million.  The fair market value of the portfolio has declined $1.2 million since year-end 2006.

At September 30, 2007, management determined a collateralized debt obligation security with a book value of $1.1 million was other-than-temporarily impaired, resulting in an impairment charge of $675,000.  This impairment charge was based upon management’s quarterly analysis of the security, including both qualitative and quantitative components of the underlying issuing institutions within the pool, and the determination that the decline in fair value was attributable to deterioration of the credit-worthiness of a single underlying issuer during the third quarter of 2007, which was further magnified by the redemption of a sizeable portion of the original pool.  Management does not anticipate further impairment on this security in the near term and will continue to monitor similar investments within the portfolio, which had an aggregate principal amount of $7.9 million at September 30, 2007.  Management does not believe any of the remaining individual unrealized losses at quarter-end represented an other-than-temporary impairment since Peoples has the ability and intent to hold those securities for a period of time sufficient to recover the amortized cost.  The following table details Peoples’ available-for-sale investment portfolio, at estimated fair value:

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2007	2007	2006	2006
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$ 207	$ 214	$ 282	$ 290
Obligations of U.S. government-
sponsored enterprises	121,777	119,824	130,600	117,586
Obligations of states and political subdivisions	70,311	58,302	53,938	67,315
Mortgage-backed securities	343,808	319,556	304,413	311,523
Other securities	54,634	56,034	59,500	60,423
Total available-for-sale securities	$ 590,737	$ 553,930	$ 548,733	$ 557,137

Overall, the composition of Peoples’ investment portfolio has remained comparable to recent periods.  The higher investment in mortgage-backed securities and tax-exempt municipal securities reflects management’s efforts to minimize the impact of the significant commercial loan payoffs and prepayments of other investment securities during the first nine months of 2007, as well as manage Peoples’ tax burden.  A portion of the investment purchases were made to take advantage of attractive yields during the third quarter and pre-fund expected near-term investment portfolio cash flows from calls and normal principal paydowns.  Management expects to maintain earning assets levels in the near term, which may result in additional investment purchases to offset the principal runoff from both the investment and loan portfolios.

Loans
Peoples Bank originates various types of loans, including commercial, financial and agricultural loans (“commercial loans”), real estate loans and consumer loans, throughout its market areas in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets.  The following table details total outstanding loans:

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2007	2007	2006	2006
Commercial, mortgage	$ 481,341	$ 468,241	$ 469,934	$ 488,278
Commercial, other	174,753	177,651	191,847	194,227
Real estate, construction	83,714	96,690	99,311	81,572
Real estate, mortgage	284,105	286,198	297,663	299,444
Consumer	80,661	77,482	72,531	71,088
Deposit account overdrafts	2,047	2,147	1,108	5,243
Total loans	$ 1,106,621	$ 1,108,409	$ 1,132,394	$ 1,139,852

Overall loan production remained steady in the third quarter of 2007, although total loan balances contracted during the quarter, as Peoples continues to experience higher than normal commercial loan payoffs.  Portfolio real estate mortgage loan balances continue to be impacted by customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with servicing rights retained.  At September 30, 2007, Peoples was servicing $176.4 million of real estate loans previously sold to the secondary market compared to $172.3 million at June 30, 2007 and $162.5 million at year-end 2006.  While management believes lending opportunities exist in Peoples’ markets, future lending activities will be dependent on economic and related conditions, such as general demand for loans in Peoples’ primary markets, competitive pricing of loans and normal underwriting considerations.  In addition, management believes additional payoffs may occur in the fourth quarter that would limit any expected loan growth.

Loan Concentration
Peoples’ loans consist of credits to borrowers spread over a broad range of industrial classifications, with no loans to foreign entities.  Peoples’ largest concentration of commercial loans includes credits to assisted living facilities and nursing homes, which comprised 9.5% of total outstanding commercial loans at both September 30, 2007 and year-end 2006.  Loans to lodging and lodging related companies also represent a significant portion of Peoples’ commercial loans, comprising 6.6% and 8.1% of total outstanding commercial loans, for the same periods, respectively.

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

Allowance for Loan Losses
Peoples’ allowance for loan losses totaled $14.6 million, or 1.32% of total loans, at September 30, 2007, compared to $14.5 million, or 1.28% of loans, at year-end 2006.  The following table presents changes in Peoples’ allowance for loan losses:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2007	2007	2006	2007	2006
Balance, beginning of period	$ 14,692	$ 14,513	$ 15,331	$ 14,509	$ 14,720
Gross charge-offs:
Commercial	$ 487	$ 537	$ 71	$ 2,048	$ 419
Real estate	285	94	68	404	226
Overdrafts	267	190	291	615	733
Consumer	212	144	198	794	424
Credit card	-	-	-	-	-
Total charge-offs	$ 1,251	$ 965	$ 628	$ 3,861	$ 1,802
Gross recoveries:
Commercial	$ 15	$ 14	$ 226	$ 765	$ 535
Real estate	53	108	97	173	367
Overdrafts	60	57	57	223	222
Consumer	105	115	121	390	318
Credit card	-	3	1	5	4
Total recoveries	$ 233	$ 297	$ 502	$ 1,556	$ 1,446
Net charge-offs (recoveries):
Commercial	$ 472	$ 523	$ (155)	$ 1,283	$ (116)
Real estate	232	(14)	(29)	231	(141)
Overdrafts	207	133	234	392	511
Consumer	107	29	77	404	106
Credit card	-	(3)	(1)	(5)	(4)
Total net charge-offs	$ 1,018	$ 668	$ 126	$ 2,305	$ 356
Provision for loan losses	$ 967	$ 847	$ 929	$ 2,437	$ 1,770
Balance, end of period	$ 14,641	$ 14,692	$ 16,134	$ 14,641	$ 16,134
Net charge-offs as % of loans (a)	0.36%	0.24%	0.04%	0.27%	0.04%
(a) Presented on an annualized basis

Through nine months of 2007, gross charge-offs were up significantly year-over-year due mostly to losses totaling $1.8 million from four unrelated loan relationships, which includes the impaired commercial relationship disclosed in the fourth quarter of 2006.  Gross recoveries were at more historic levels in the third quarter of 2007, with the decline versus a year ago reflecting the higher level of recoveries during mid-2006. On a year-to-date basis, gross recoveries were up 8%, primarily due to a sizeable recovery in the first quarter of 2007 related to a group of commercial loans charged-off in 2002.

The allowance for loan losses is allocated among the loan categories based upon management’s consistent, quarterly procedural discipline, which includes consideration of changes in loss trends and loan quality.  However, the entire allowance for loan losses is available to absorb loan losses in any loan category.  The following details the allocation of the allowance for loan losses:

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2007	2007	2006	2006
Commercial	$ 13,179	$ 12,911	$ 12,661	$ 13,984
Consumer	782	554	596	733
Real estate	391	958	957	1,081
Overdrafts	289	269	295	336
Total allowance for loan losses	$ 14,641	$ 14,692	$ 14,509	$ 16,134

The significant allocation of the allowance to commercial loans reflects the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio.  The allowance allocated to the real estate and consumer loan categories is based upon Peoples’ allowance methodology for homogeneous pools of loans, which includes consideration of changes in loss experience and total loan balances.

Asset quality remains a key focus, as management continues to emphasize loan underwriting quality more than loan growth.  The following table details Peoples’ nonperforming assets:

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2007	2007	2006	2006
Loans 90+ days past due and accruing	$ 190	$ 313	$ 1	$ 177
Renegotiated loans	–	–	1,218	810
Nonaccrual loans	5,979	7,096	8,785	13,227
Total nonperforming loans	6,169	7,409	10,004	14,214
Other real estate owned	343	213	–	34
Total nonperforming assets	$ 6,512	$ 7,622	$ 10,004	$ 14,248
Nonperforming loans as a percent of total loans	0.56%	0.67%	0.88%	1.25%
Nonperforming assets as a percent of total assets	0.34%	0.41%	0.53%	0.76%

In addition to the decrease in nonperforming loans during the third quarter of 2007, total loan delinquencies, which include all loans past due 30 days or more, comprised only 1.25% of total loans at September 30, 2007, down from 1.30% at year-end 2006.  While many financial institutions have experienced increased levels of problem assets due to higher rates of residential real estate foreclosures and other credit problems, Peoples’ long-standing commitment to sound underwriting practices has produced loan quality that compares favorably to peers.

At September 30, 2007, the recorded investment in loans considered to be impaired was $10.4 million, down from $19.4 million at year-end 2006.  Included in these totals were impaired loans totaling $7.5 million and $4.9 million, respectively, for which the related allowance for loan losses was $1.5 million.  The remaining impaired loans did not have a related allocation of the allowance for loan losses because the loans have previously been written-down, are well collateralized or possess characteristics indicative of the borrowers’ ability to repay the loan.  For the nine months ended September 30, 2007, Peoples’ average recorded investment in impaired loans was approximately $17.3 million and interest income of $463,000 was recognized on impaired loans during the period, representing 0.5% of Peoples’ total interest income.  This compares to average impaired loans of $18.1 million and interest income of $740,000, or 0.9% of Peoples’ total interest income, for the same period in 2006.

Funding Sources
Deposits, both interest-bearing and non-interest-bearing, continue to be the most significant source of funds for Peoples.  Since year-end 2006, total deposits have decreased $50.0 million from a reduction in brokered deposits that more than offset growth in retail deposits.  The following table details Peoples’ deposit balances:
	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2007	2007	2006	2006
Retail certificates of deposit	$ 515,432	$ 517,910	$ 514,885	$ 498,564
Interest-bearing transaction accounts	178,880	179,430	170,022	180,124
Money market deposit accounts	147,848	149,791	134,387	136,344
Savings accounts	112,507	115,691	114,186	119,462
Total retail interest-bearing deposits	954,667	962,822	933,480	934,494
Brokered certificates of deposits	57,507	66,601	129,128	126,605
Total interest-bearing deposits	1,012,174	1,029,423	1,062,608	1,061,099
Non-interest-bearing deposits	171,319	173,675	170,921	166,505
Total deposit balances	$ 1,183,493	$ 1,203,098	$ 1,233,529	$ 1,227,604

The decline in deposit balances during the third quarter reflects the ongoing, intense competition for deposits within Peoples’ markets.  However, Peoples has been successful in attracting retail deposits, primarily money market balances and interest-bearing transaction accounts, which experienced annualized growth of 13% and 7%, respectively, since year-end 2006. During this same period, Peoples reduced brokered deposits by $71.6 million, due to growth in retail deposit balances and the use of other lower rate funding sources.

Peoples also accesses other funding sources, including short- and long-term borrowings, to fund asset growth and satisfy liquidity needs.  The following details Peoples’ short- and long-term borrowings:

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2007	2007	2006	2006
Short-term borrowings:
FHLB advances	$ 210,100	$ 198,800	$ 158,200	$ 193,200
National market repurchase agreements	7,000	5,000	5,000	5,000
Retail repurchase agreements	31,947	31,205	31,683	28,081
Total short-term borrowings	$ 249,047	$ 235,005	$ 194,883	$ 226,281

Long-term borrowings:
FHLB advances	$ 75,664	$ 68,010	$ 70,793	$ 82,207
National market repurchase agreements	138,750	113,750	130,000	100,000
Term note payable	–	–	–	5,900
Total long-term borrowings	$ 214,414	$ 181,760	$ 200,793	$ 188,107
Subordinated notes held by subsidiary trusts	$ 22,452	$ 22,443	$ 29,412	$ 29,391
Total borrowed funds	$ 485,913	$ 439,208	$ 425,088	$ 443,779

The short-term Federal Home Loan Bank (“FHLB”) advances consist of overnight advances used primarily to manage Peoples’ daily liquidity needs, which has caused some of the increase in these overnight balances.  Peoples also repaid maturing brokered deposits using short-term FHLB advances, which contributed to the increase since year-end 2006. During the third quarter, Peoples utilized a combination of long-term FHLB advances and wholesale repurchase agreements to diversify funding sources, as well as manage its interest rate risk and overall cost of funds.  Further information regarding Peoples’ management of interest rate sensitivity can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Capital/Stockholders’ Equity
At September 30, 2007, stockholders’ equity was $199.4 million versus $197.2 million at December 31, 2006.  Through nine months of 2007, Peoples declared dividends of $6.9 million, or 43.1% of earnings, compared to $6.6 million, or 39.4% of earnings, a year ago.  Management anticipates Peoples continuing its 41-year history of consistent dividend growth in future periods, although the restrictions and limitations disclosed in Peoples’ 2006 Form 10-K may prohibit Peoples from paying dividends even when sufficient cash is available.

At September 30, 2007, Peoples had treasury stock totaling $14.3 million compared to $5.9 million at year-end 2006, with the increase reflecting the common shares repurchased under the 2007 Stock Repurchase Plan.  During the same period, Peoples’ reissued 48,051 treasury shares in connection with exercises of stock options and 21,390 treasury shares related to the insurance agency acquisitions completed in 2004.  Management believes additional repurchases of Peoples’ common shares may occur in 2007 since common shares remain authorized for repurchase under the 2007 Stock Repurchase Program.

In addition to monitoring performance through traditional capital measurements (i.e., dividend payout ratios and ROE), Peoples has also complied with the capital adequacy standards mandated by the banking regulatory agencies.  At September 30, 2007, all three risk-based capital ratios for both Peoples and Peoples Bank were well above the minimum standards for a well-capitalized institution.

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

Peoples has charged the Asset-Liability Committee (the “ALCO”) with the overall management of IRR.  Peoples’ ALCO has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level and amount of IRR.  There have been no material changes to these policies or methods used by the ALCO to assess IRR from those disclosed in Peoples’ 2006 Form 10-K.

While various methods are used in the overall assessment of Peoples’ IRR, the ALCO predominantly relies on simulation modeling in its overall management of IRR since it estimates the impact of potential changes in interest rates on Peoples’ future earnings and projected fair value of equity.  The following table illustrates the estimated earnings and economic value at risk as of September 30, 2007 (dollars in thousands):

Immediate
Interest Rate	Estimated		Estimated Decrease
Increase (Decrease)	(Decrease) Increase		in Economic
in Basis Points	In Net Interest Income		Value of Equity
200	$ (5,042)	(9.4)%	$ (25,734)	(10.2)%
100	(2,239)	(4.2)%	(11,796)	(4.7)%
(100)	2,011	3.8%	1,971	0.8%
(200)	$ 2,495	4.7%	$ (6,530)	(2.6)%

The ALCO also monitors the timing difference between the maturity or repricing of earning assets and interest-bearing liabilities, which is known as the sensitivity gap, focusing on the one-year cumulative gap position in assessing IRR.  At September 30, 2007, Peoples’ one-year cumulative gap amount was negative 15.4% of earning assets, which represented $260.5 million more in liabilities than assets that may contractually reprice or mature during that period.  This compares to a one-year cumulative gap of negative 17.3% of earning assets, or $292.7 million more in liabilities than assets, at year-end 2006.  Management believes Peoples’ gap position could be negatively impacted by continued customer preference for loans with initial fixed rate periods in excess of one year and deposits with terms of one year or less.

At September 30, 2007, Peoples’ interest rate risk analysis showed that Peoples was liability sensitive, which indicates an immediate and sustained increase in interest rates would negatively impact net interest income primarily due to liabilities repricing upward faster than assets. Conversely, a decrease in interest rates provides slightly higher net interest income.  Improvement in asset yields in a rising rate environment may be limited by variable rate loans that may reach their annual interest rate cap, or potentially their lifetime interest rate cap, and a slow down in the prepayment amounts on loans and mortgage-backed securities, producing less cash flow to reinvest at current interest rates.  Further, Peoples’ interest-bearing liabilities do not possess the same level of optionality or repricing characteristics as the earning assets.  Specifically, management administers the rates paid on deposits, and thus, can control the change in rates in a rising rate environment and may decrease rates more quickly in a declining rate environment, which may mitigate some of the IRR exposure.  The ALCO will continue to monitor Peoples’ overall IRR position and take appropriate actions, when necessary, to minimize the impact of changes in interest rates on future earnings.

Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity.  The ALCO defines liquidity as the ability to meet anticipated and unanticipated operating cash needs, loan demand and deposit withdrawals, without incurring a sustained negative impact on profitability.  The ALCO’s liquidity management policy sets limits on the net liquidity position of Peoples and the concentration of non-core funding sources, both wholesale funding and brokered deposits.

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

Typically, the main source of liquidity for Peoples is deposit growth.  Liquidity is also provided by cash generated from earning assets such as maturities, calls, principal payments and interest income from loans and investment securities.  Since year-end 2006, cash and cash equivalents declined $4.2 million through September 30, 2007, as investing activities consumed $21.2 million and financing activities used $4.9 million, offsetting the $21.9 million net cash from operations.  During the same period in 2006, net cash decreased $4.8 million, as net cash from operations and financing activities of $23.0 million and $17.3 million, respectively, was offset by $45.1 million used in investing activities.

When appropriate, Peoples takes advantage of external sources of funds, such as advances from the FHLB, national market repurchase agreements and brokered deposits.  These external sources often provide Peoples with the ability to obtain large quantities of funds in a relatively short time period and supplement funding from customer deposits.  At September 30, 2007, Peoples had available borrowing capacity of approximately $234 million through these external sources, along with unpledged investment securities of approximately $73 million that can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile funds from liquid assets.  Peoples’ volatile funds consist of deposits that are considered short-term in nature along with a variable-rate loan from an unrelated institution.  Liquid assets include short-term investments and unpledged available-for-sale securities.  At September 30, 2007, Peoples’ net liquidity position was $72.0 million, or 3.8% of total assets, compared to $27.1 million, or 1.4% of total assets, at December 31, 2006.  The liquidity position as of both dates was within Peoples’ policy limit of negative 10% of total assets.

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

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2007	2007	2006	2006
Loan commitments	$ 166,925	$ 187,222	$ 176,431	$ 195,105
Standby letters of credit	42,529	42,446	43,900	44,299

Peoples also has commitments to make additional capital contributions to low-income housing tax credit funds, consisting of a pool of low-income housing projects.  As a limited partner in these funds, Peoples receives Federal income tax benefits, which assist Peoples in managing its overall tax burden.  At September 30, 2007, these commitments approximated $1.3 million, with approximately $0.3 million expected to be paid over the next twelve months.  Management may make additional investments in various tax credit funds.

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

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of September 30, 2007.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Chief Financial Officer and Treasurer have concluded that:

(a)
information required to be disclosed by Peoples in this Quarterly Report on Form 10-Q and other reports Peoples files or submits under the Exchange Act would be accumulated and communicated to Peoples’ management, including its President and Chief Executive Officer and its Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure;

(b)
information required to be disclosed by Peoples in this Quarterly Report on Form 10-Q and other reports Peoples files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(c)	Peoples’ disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS
In the ordinary course of their respective businesses or operations, Peoples or one of its subsidiaries may be named as a plaintiff, a defendant, or a party to a legal proceeding or any of their respective properties may be subject to various pending and threatened legal proceedings and various actual and potential claims. In view of the inherent difficulty of predicting the outcome of such matters, Peoples cannot state what the eventual outcome of any such matters will be; however, based on current knowledge and after consultation with legal counsel, management believes that these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Peoples.

Examination by Ohio Department of Taxation
As previously disclosed in “ITEM 1A. RISK FACTORS” and Note 18 of the Notes to the Consolidated Financial Statements included in Item 8 of Peoples’ 2006 Form 10-K, Peoples Bank has been undergoing an examination by the Ohio Department of Taxation (the “Department”) of its 2002 Ohio Corporation Franchise Tax Report related to the fiscal year ended December 31, 2001 (the “2002 Tax Year”).  On August 23, 2006, the Department issued a Notice of Assessment in the amount of approximately $1.4 million in regard to Peoples Bank’s corporate franchise tax liability for the 2002 Tax Year. Management disagrees with this assessment in its entirety, and on September 22, 2006, Peoples Bank filed a Petition for Reassessment with the Department objecting to the assessment.  Peoples Bank is not liable for nor is it required to pay the assessment while the Petition for Reassessment is pending.

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

On June 25, 2007, the Department commenced an examination of Peoples Bank’s Ohio Corporation Franchise Tax Reports related to the fiscal years ended December 31, 2002 through 2005, and an examination of other related companies for the same periods.  Management believes these examinations are consistent with the Department’s recent pattern of examinations of Peoples Bank.  On October 31, 2007, Peoples Bank received notification that the Department has determined a wholly owned subsidiary of Peoples Bank incorporated in Delaware has nexus within the State of Ohio and, in the Department’s opinion, is required to file Ohio corporate franchise tax returns.  Further, the Department has indicated that it intends to pursue this issue for the years ended December 31, 2000 through 2005.  Management disagrees with the position taken by the Department in its entirety and believes the subsidiary is not liable for Ohio corporate franchise tax.

While management believes it has taken appropriate positions on the tax returns under examination and does not expect the examinations will have a material impact on Peoples future financial statements, Peoples is unable to assess whether an unfavorable outcome is probable, nor to estimate the amount of liability, if any, that might result from an unfavorable outcome.

ITEM 1A:  RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risk factors discussed in “ITEM 1A.  RISK FACTORS” of Part I of Peoples’ 2006 Form 10-K, one of which is updated below, should be considered.  These risk factors could materially affect Peoples’ business, financial condition or future operating results.  The risk factors described in Peoples’ 2006 Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks Peoples faces.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results.

Peoples Bancorp Inc. and Its Subsidiaries Are Subject to Examinations and Challenges by Tax Authorities
In the normal course of business, Peoples and its subsidiaries are routinely subject to examinations and challenges from federal and state tax authorities regarding positions taken regarding their respective tax returns.  State tax authorities have become increasingly aggressive in challenging tax positions taken by financial institutions, especially those positions relating to tax compliance and calculation of taxes subject to apportionment.  Any challenge or examination by a tax authority may result in adjustments to the timing or amount of taxable net worth or taxable income or deductions or the allocation of income among tax jurisdictions.

Management believes it has taken appropriate positions on all tax returns filed, to be filed or not filed and does not anticipate any examination, including the pending examinations by the Ohio Department of Taxation (the “Department”), would have a material impact on Peoples’ consolidated financial statements.  However, the outcome of such examinations and ultimate resolution of any resulting assessments are inherently difficult to predict.  Thus, no assurance can be given that Peoples’ tax liability for any tax year open to examination will not be different than what is reflected in Peoples’ current and historical consolidated financial statements.  To the extent additional taxes may be due, Peoples recognizes liabilities for such tax exposures when management judges the losses associated with the claims to be probable and the amount of loss can be reasonably estimated, which generally cannot occur until the matter is ultimately resolved.

As discussed in ”ITEM 1: LEGAL PROCEEDINGS” of Part II of this Quarterly Report on Form 10-Q, Peoples Bank and other related companies are undergoing examinations by the Department. The discussion of these examinations by the Department is incorporated herein by reference.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) of Peoples’  common shares during the three months ended September 30, 2007;

	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
July 1 – 31, 2007	–		$ –		–	185,000
August 1 – 31, 2007	105,093	(3)	$ 23.29	(3)	103,500	81,500
September 1 – 30, 2007	35,500		$ 26.27		35,500	46,000
Total	140,593		$ 24.24		139,000	46,000

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
        (3) Information includes 1,593 common shares purchased in open market transactions at an average price of $23.46 by Peoples Bank under the
             Rabbi Trust Agreement establishing a rabbi trust holding assets to provide payment of the benefits under the Peoples Bancorp Inc. Deferred
             Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

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
Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

3.2(c)	Certified Resolutions Regarding Adoption of Amendments to Article Three of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location

3.2(e)	Code of Regulations of Peoples Bancorp Inc. (reflecting amendments through April 13, 2006) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File No. 0-16772)

10.1	Change in Control Agreement, adopted September 4, 2007, between Peoples Bancorp Inc. and Deborah K. Hill	Filed herewith

10.2	Change in Control Agreement, adopted January 1, 2006, between Peoples Bancorp Inc. and David T. Wesel	Filed herewith

12	Computation of Ratios	Filed herewith

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) [President and Chief Executive Officer]	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) [Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

PEOPLES BANCORP INC.

Date: November 8, 2007	By:/s/	MARK F. BRADLEY
Mark F. Bradley
President and Chief Executive Officer

Date: November 8, 2007	By:/s/	CAROL A. SCHNEEBERGER
Carol A. Schneeberger
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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
Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

3.2(c)	Certified Resolutions Regarding Adoption of Amendments to Article Three of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

Exhibit Number	Description	Exhibit Location

3.2(e)	Code of Regulations of Peoples Bancorp Inc. (reflecting amendments through April 13, 2006) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File No. 0-16772)
10.1	Change in Control Agreement, adopted September 4, 2007, between Peoples Bancorp Inc. and Deborah K. Hill	Filed herewith

10.2	Change in Control Agreement, adopted January 1, 2006, between Peoples Bancorp Inc. and David T. Wesel	Filed herewith

12	Computation of Ratios	Filed herewith

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) [President and Chief Executive Officer]	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) [Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certification	Filed herewith