Form 10-K
period 2007-12-31
PEOPLES BANCORP INC
filed 2008-02-29
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)
 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2007
                                                                                        OR
 ☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____ to ____

Commission file number 0-16772

PEOPLES BANCORP INC.
(Exact name of Registrant as specified in its charter)

Ohio	31-0987416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

138 Putnam Street, PO Box 738, Marietta, Ohio	45750-0738
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(740) 373-3155

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common shares, without par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  o                      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
    Yes  ☐                      No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒                      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐                      No ☒
As of June 29, 2007, the aggregate market value of the Registrant’s Common Shares (the only common equity of the Registrant) held by non-affiliates was $263,018,000 based upon the closing price as reported on The NASDAQ Global Select Market.  For this purpose, executive officers and directors of the Registrant are considered affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, at February 28, 2008: 10,382,991 common shares, without par value.

Document Incorporated by Reference:
Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 10, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

As used in this Annual Report on Form 10-K (“Form 10-K”), “Peoples” refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, Peoples Bancorp Inc.

ITEM 1.  BUSINESS.

General
Peoples Bancorp Inc. is a financial holding company headquartered in Marietta, Ohio, that offers diversified financial products and services through its wholly-owned subsidiaries. At December 31, 2007, Peoples’ wholly-owned subsidiaries included Peoples Bank, National Association (“Peoples Bank”), Peoples Investment Company and PEBO Capital Trust I.  Peoples Bank also owned Peoples Insurance Agency, Inc. (“Peoples Insurance”), and two asset management subsidiaries.  Peoples Investment Company also owned a capital management subsidiary.
Peoples’ primary business activities are conducted through Peoples Bank, a full service community bank.  Peoples Bank was first charted as an Ohio banking corporation under the name “The Peoples Banking and Trust Company” in Marietta, Ohio, in 1902 and reorganized as a national banking association under its current name in 2000.

Peoples Investment Company and its subsidiary, Peoples Capital Corporation, were formed in 2001 to optimize Peoples’ consolidated capital position and improve profitability by providing new investment opportunities that are either limited or restricted at Peoples Bank.  These investments include, but are not limited to, low-income housing tax credit funds or projects, venture capital, and other higher risk investments.  Presently, the operations of both companies do not represent a significant part of Peoples’ overall business activities.

Business Overview
Peoples makes available a wide range of financial products and services to its customers through its financial service locations and automated teller machines (“ATMs”) in Ohio, West Virginia and Kentucky, as well as well as telephone and internet-based banking, which include the following:

o	various interest-bearing and non-interest-bearing demand deposit accounts
o	savings accounts, money market accounts and certificates of deposit
o	commercial, consumer, and real estate mortgage loans (both commercial and residential)
o	debit cards
o	credit cards through an affiliated marketing agreement
o	corporate and personal trust services
o	safe deposit rental facilities
o	travelers checks, money orders and cashier’s checks

Peoples also offers a full range of life, health and property and casualty insurance products through Peoples Insurance and makes available custom-tailored fiduciary and wealth management services, including asset management, record keeping, retirement services, and estate management, through Peoples Financial Advisors (a division of Peoples Bank).  Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank’s offices.

Over the last several years, Peoples has undertaken a controlled and steady expansion of its business through a combination of internal and external growth.  These efforts have resulted in a growth in total assets and an increase in its capital position.  For the five-year period ended December 31, 2007, Peoples’ total assets grew at a 6.2% compound annual growth rate, while stockholders’ equity grew at a compound annual growth rate of 6.6%.  Peoples also has a history of dividend growth, as dividends per share grew at a compound annual rate of 9.5%, for the five-year period ended December 31, 2007.  The year 2007 marked the 42nd consecutive year of increased dividends.  Over the same five-year period, Peoples’ annual return on average assets and annual return on average stockholders’ equity averaged 1.05% and 10.52%, respectively.

Since 2001, Peoples has opened 3 de novo banking offices and 2 loan production offices and has completed 3 branch acquisitions, 2 bank acquisitions and 2 insurance agency acquisitions.  During this time, Peoples has acquired approximately $372 million of assets, which included $185 million of loans, $289 million of deposits, and 14 financial service offices.  These acquisitions produced benefits, including the expansion of Peoples’ customer base, and provided opportunities to integrate non-traditional products and services, such as insurance and investments, with the traditional banking products currently offered to clients in Peoples’ markets.  These actions also enabled Peoples to expand into new geographic markets.

Recent Expansion
In November 2007, Peoples Bank completed construction and opened a new full-service financial service office in Huntington, West Virginia.  The new office includes an ATM and drive-through banking facilities and complements Peoples Bank’s existing Huntington banking office.  Insurance and investment services are also provided at the new Huntington office.

Peoples continues to explore opportunities for additional growth and expansion of its core financial service businesses, including the acquisition of companies engaged in similar activities.  Management also focuses on internal growth as a method for reaching performance goals.  There can be no assurance, however, that Peoples will be able to grow, or if it does, that any such growth or expansion will result in an increase in Peoples’ earnings, dividends, book value or the market value of its common shares.

Customers and Markets
Peoples has expanded from Washington County, Ohio, where it maintains 9 financial service locations, to a primary market area that encompasses 18 counties in Ohio and neighboring areas of northeastern Kentucky and northwestern West Virginia, composed primarily of non-major urban areas.  The primary market area possesses a diverse economic base, with no single dominant industry or employer.  Principal industries in the market area include health care, education and other social services; plastics and petrochemical manufacturing; oil, gas and coal production; and tourism and other service-related industries.  Peoples is not dependent upon any single industry segment for its business opportunities.

Lending Activities
Peoples originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer.  In general, Peoples retains the majority of loans it originates; however, certain longer term fixed-rate mortgage loan originations, primarily one-to-four family residential mortgages, are sold into the secondary market.  In prior years, Peoples also originated and retained various credit card loans.  In 2003, Peoples sold its existing credit card portfolio and entered into a joint marketing alliance to serve the credit card needs of its customers and prospects, which reduces Peoples’ risks since it does not own the loans.

Loan types are spread over a broad range of industrial classifications, with no concentration of loans to borrowers engaged in the same or similar industries that exceed 10% of total loans and no loans to foreign entities.  Peoples’ lending activities are focused principally on lending opportunities within its primary market areas, although Peoples occasionally originates loans to creditworthy customers outside its primary markets.

Legal Lending Limit
At December 31, 2007, Peoples’ legal lending limit was approximately $22.2 million.  In 2007, Peoples did not extend credit to any one borrower in excess of its legal lending limit.

Commercial Lending
Commercial, financial and agricultural loans (“commercial loans”), including loans secured by commercial real estate, represent the largest portion of Peoples’ total loan portfolio, comprising approximately 61.2% of total loans at December 31, 2007.  Commercial lending inherently involves a significant degree of risk of loss since commercial loan relationships generally involve larger loan balances.  Additionally, repayment of commercial loans normally depends on adequate cash flows of a business, which can be negatively impacted by adverse changes in the general economy or in a specific industry.

LENDING PRACTICES. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of repayment and the risk involved.  The primary analytical technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due.  Additionally, collateral is reviewed to determine its value in relation to the loan.

The Peoples Bank Board of Directors is required to approve loans secured by real estate in excess of $5 million; loans secured by all other assets in excess of $3 million and unsecured loans in excess of $1 million.  However, approval of the Board of Directors is required for all loans, regardless of amount, to borrowers whose aggregate debt to Peoples, including the principal amount of the proposed loan, exceeds $7 million.

Peoples evaluates all commercial loan relationships whenever a new loan causes the aggregate debt to Peoples to exceed $250,000.  On an annual basis, Peoples evaluates all loan relationships whose aggregate debt to Peoples is greater than $500,000 for possible credit deterioration.  This gives Peoples the opportunity to take effective and prompt action designed to assure repayment of the loan or minimize Peoples’ risk of loss, including reviewing the relationship on a quarterly basis depending on the loan quality rating and aggregate debt outstanding.  Upon detection of the reduced ability of a borrower to meet cash flow obligations, the loan is reviewed for possible downgrading or placement on nonaccrual status.

Real Estate Loans
While commercial loans comprise the largest portion of Peoples’ loan portfolio, generating residential real estate loans, including home equity loans, remains a major focus of Peoples’ lending efforts, whether the loans are ultimately sold into the secondary market or retained on Peoples’ Consolidated Balance Sheet.  Peoples originates both fixed-rate and adjustable-rate real estate loans.  Typically, the longer-term fixed-rate real estate loans are sold in the secondary market, with Peoples retaining servicing rights on those loans.  In select cases, Peoples may retain certain fixed-rate real estate loans.

At December 31, 2007, portfolio real estate loans (including home equity lines of credit) comprised 25.0% of total loans.  Peoples also had $2.0 million of real estate loans held for sale and was servicing $176.7 million of loans, consisting primary one-to-four family residential mortgages, previously sold in the secondary market.

LENDING PRACTICES. Peoples requires residential real estate loan amounts to be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 80%.  On occasion, Peoples may lend up to 100% of the appraised value of the real estate.  The risk conditions of these loans are considered during underwriting for the purposes of establishing an interest rate commensurate with the risks inherent in mortgage lending and remaining equity of the home, if any.  Real estate loans are typically secured by first mortgages with evidence of title in favor of Peoples in the form of an attorney's opinion of the title or a title insurance policy.  Peoples also requires proof of hazard insurance, with Peoples named as the mortgagee and loss payee.  Licensed appraisals are required for all real estate loans.

HOME EQUITY LOANS. Home equity lines of credit, or Equilines, are generally made as second mortgages by Peoples.  The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage.  Peoples will lend up to 100% of the appraised value of the property at higher interest rates that are considered compatible with the additional risk assumed in these types of equilines.  The home equity lines of credit are written with ten-year terms, but are subject to review upon request for renewal.  Peoples offers home equity loans with a fixed rate for the first five years which converts to a variable interest rate for the remaining five years.  Peoples also offers a home equity line of credit with a variable rate for the entire term of the loan.

Construction Loans
Peoples originates various construction loans to provide temporary financing during the construction phase for commercial and residential properties.  At December 31, 2007, construction loans comprised 6.4% of Peoples’ loan portfolio.  Construction financing is generally considered to involve the highest risk since Peoples is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction.  If the estimate of construction cost proves to be inaccurate, Peoples may be required to advance funds beyond the amount originally committed to permit completion of the project.

LENDING PRACTICES. Peoples’ construction lending is focused primarily on single-family residential or owner-occupied commercial projects being constructed by established contractors. Peoples also originates other construction loans to select real estate developers and homebuilders for the purpose of constructing a variety of commercial and residential projects, including office, retail or industrial complexes and land development.  The underwriting criteria for construction loans is generally the same as for non-construction loans.

To mitigate the risk of construction lending, Peoples requires periodic site inspections by the construction loan manager, loan officer, appraiser or architect to ensure appropriate completion of the project prior to any disbursements.  Construction loans are structured to provide sufficient time to complete construction, including consideration for weather or other variables that influence completion time, although Peoples generally requires the term to be less than two years.

Consumer Lending
Peoples’ consumer lending activities primarily involve loans secured by automobiles, boats, recreational vehicles and other personal property.  At December 31, 2007, consumer loans comprised 7.2% of Peoples’ loan portfolio.

LENDING PRACTICES. Consumer loans generally involve more risk as to collectibility than real estate mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral.  As a result, consumer-lending collections are dependent upon the borrower's continued financial stability, and are at more risk from adverse changes in personal circumstances.  In addition, application of various state and federal laws, including bankruptcy and insolvency laws, could limit the amount that may be recovered under these loans.  Credit approval for consumer loans typically requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, credit history and sufficient collateral for secured loans.  It is the policy of Peoples to review its consumer loan portfolio monthly and to charge off loans that do not meet its standards, and to adhere strictly to all laws and regulations governing consumer lending.  A qualified compliance officer is responsible for monitoring regulatory compliance performance and for advising and updating loan personnel.

Peoples makes credit life insurance and accident and health insurance available to all qualified borrowers, thus reducing risk of loss when a borrower's income is terminated or interrupted due to accident, disability or death.

Overdraft Privilege
Since 2001, Peoples has granted Overdraft Privilege to qualified customers.  Overdraft Privilege is a service that provides overdraft protection to retail deposit customers by establishing an Overdraft Privilege amount.  After a 30-day waiting period to verify deposit ability, each new checking account usually receives an Overdraft Privilege amount of either $400 or $700, based on the type of account and other parameters.  Once established, customers are permitted to overdraw their checking account, up to their Overdraft Privilege limit, with each item being charged Peoples’ regular overdraft fee.  Customers repay the overdraft with their next deposit.  Overdraft Privilege is designed to allow Peoples to fill the void between traditional overdraft protection, such as a line of credit, and “check cashing stores”.  While Overdraft Privilege generates fee income, Peoples maintains an allowance for losses from checking accounts with overdrafts deemed uncollectible.  This allowance, along with the related provision and net charge-offs, is included in Peoples’ allowance for loan losses.

Investment Activities
Investment securities represent a significant portion of Peoples’ total assets.  The majority of Peoples’ investment activities are conducted through Peoples Bank, which is subject to certain regulatory guidelines, including limitations on the types of securities eligible for purchase.  The investment securities owned by Peoples Bank include obligations of the U.S. Treasury, agencies and corporations of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision in the U.S., and bank eligible corporate obligations, including private-label mortgage-backed securities.  Other investment activities are conducted by Peoples or its non-banking subsidiaries, although on a less frequent basis.  The investments owned by Peoples are comprised of common stocks issued by various unrelated banking holding companies, which are subject to certain limitations without regulatory approval.  The investments owned by Peoples’ non-banking subsidiaries currently consist of tax credit funds and corporate obligations.

Peoples’ investment activities are governed internally by a written, board-approved policy, which is administered by Peoples’ Asset-Liability Management Committee (“ALCO”).  In general, the investment portfolio is managed in a manner appropriate to achieve the following goals: (i) to provide a source of liquid assets that can be used to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds and trust deposits, as prescribed by law, and other borrowings; and (iii) to earn the an adequate return on funds invested that is commensurate with the investment’s risk and meeting the requirements of (i) and (ii).  Investment strategies are reviewed and approved by the ALCO upon consideration of the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and Peoples’ overall interest rate sensitivity.  The ALCO also has much broader responsibilities, which are discussed in the “Interest Rate Sensitivity and Liquidity” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of in this Form 10-K.

Funding Sources
Deposits, both interest-bearing and non-interest-bearing, are Peoples’ primary source of funds for lending and investing activities.  Additionally, interest paid on deposits is the largest category of Peoples’ interest expense.  Cash flows from both the loan and investment portfolios, which include scheduled payments, as well as prepayments, calls and maturities, also provide a relatively stable source of funds.  Peoples also utilizes as variety of short-term and long-term borrowings to fund asset growth and satisfy liquidity needs.  Peoples’ funding sources are monitored and managed through Peoples’ asset-liability management process, which is discussed further in the “Interest Rate Sensitivity and Liquidity” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included in Item 7 of this Form 10-K.

The following is a brief description of the various sources of funds utilized by Peoples.  Additional information can be found in the “Deposits” and “Borrowed Funds” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included in Item 7 and Notes 6, 7, 8, and 9 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Deposits
Deposits are attracted principally from clients within Peoples’ primary market through the offering of a broad selection of deposit products to individuals and businesses.  Retail deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (i) the interest rates offered by competitors, (ii) the anticipated amount and timing of funding needs, (iii) the availability and cost of alternative sources of funding and (iv) the anticipated future economic conditions and interest rates.  Retail deposits are attractive sources of funding because of their stability and relative cost in addition to providing opportunities for Peoples to build long-term client relationships through the cross-selling of its other products and services.

Peoples occasionally utilizes deposit brokers to attract deposits from clients outside Peoples’ primary market area, generally in the form of certificates of deposit.  Brokered deposits are used to diversify funding sources, as well as augment Peoples’ retail deposits to fund loans originated to customers located outside Peoples’ primary market.  Although brokered deposits normally carry a slightly higher interest cost than other wholesale funds, Peoples is not required to secure the funds with collateral, as is normally the case with its borrowed funds.

Borrowed Funds
Peoples’ utilizes a variety of short-term borrowings, including advances from the Federal Home Loan Bank of Cincinnati (“FHLB”), Federal funds purchases, repurchase agreements, and an unsecured revolving line of credit with an unrelated financial institution to manage Peoples’ daily liquidity needs since they generally may be repaid, in whole or part, at anytime without a penalty.  See Note 7 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures related to these types of borrowings.

Peoples also utilizes long-term borrowings, including FHLB advances and wholesale repurchase agreements, to help manage its interest rate sensitivity and liquidity.  Long-term borrowings also provide cost-effective options for funding asset growth and satisfying capital needs, due to the variety of pricing and maturity options available. See Note 8 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures related to these types of borrowings.

Competition
The financial services industry is highly competitive.  Peoples is subject to intense competition within its primary markets due to the presence of a variety of traditional and non-traditional product and service providers, including national, regional and local commercial banks, savings associations, credit unions, insurance companies, money market and mutual funds and brokerage firms.  Peoples  also experiences competition for commercial loans from the capital markets.  The primary factors in competing for loans are interest rates, fees charged and overall lending services.  The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience of office location and quality of service provided.  Management believes Peoples’ ability to offer a wide array of financial products and services, along with Peoples’ strong financial condition, serve as the basis for a favorable competitive position in Peoples’ primary markets.

Peoples historically has focused on smaller metropolitan markets to provide its full range of products and services.  Management believes Peoples has developed a niche and a certain level of expertise in serving the banking needs of these communities.  More recently, Peoples has expanded in the more metropolitan area of central Ohio, where it has a loan production office and three financial services offices.  Peoples operates under a “needs-based” selling approach that management believes has proven successful in serving the financial needs of many customers.  Management anticipates Peoples will continue to increase its investment in sales training and education in future periods to assist in the development of Peoples’ associates and their identification of customer service opportunities.

Peoples’ strategy is not to compete solely on the basis of price but rather focus on customer relationships, speed and quality of the delivery of service and incentives to promote customers’ continued use of multiple financial products and services that will lead to enhanced revenue opportunities.  Management believes the integration of traditional financial products with non-traditional financial products, such as insurance and investment products, will lead to enhanced revenues through complementary product offerings.

Employees
At December 31, 2007, Peoples had 559 full-time equivalent employees.

Intellectual Property and Proprietary Rights
Peoples has registered the service marks “Peoples Bank (with logo)”, “Peoples Bancorp (with logo)”, “Peoples Financial Advisors (with logo)”, “Connect Card”, “Peoples Bank” and “peoplesbancorp.com” with the U.S. Patent and Trademark Office.  These service marks have expiration dates ranging from 2014 to 2017, unless Peoples extends them for additional 10-year periods.  Registrations of service marks with the U.S. Patent and Trademark Office generally may be renewed and continue indefinitely, provided Peoples continues to use the service marks and files appropriate maintenance and renewal documentation with the U.S. Patent and Trademark Office at times required by the federal trademark laws and regulations.

Peoples has a proprietary interest in the Internet Domain name “pebo.com”.  Internet Domain names in the U.S. and in foreign countries are regulated, but the laws and regulations governing the Internet are continually evolving.

Supervision and Regulation
The following is a summary of certain statutes and regulations affecting Peoples and is qualified in its entirety by reference to such statutes and regulations.

Peoples and its subsidiaries are subject to extensive regulation by federal and state agencies.  The regulations are intended primarily for the protection of borrowers, depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders.

As a financial holding company, Peoples is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").  Peoples is also under the jurisdiction of the Securities and Exchange Commission (the “SEC”) and certain state securities commissions related to the offering and sale of its securities, Peoples is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as administered by the SEC.  Peoples' common shares are listed on The NASDAQ Global Select Market under the symbol "PEBO" and is subject to the rules for listed companies.

Peoples Insurance Agency, Inc., an Ohio corporation licensed as an insurance agency, is subject to regulation, supervision and examination by the Ohio Department of Insurance.

Regulation of Financial Holding Companies
The Gramm-Leach-Bliley Act of 1999 (also known as the Financial Services Modernization Act of 1999) established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers through the creation of a "financial holding company" entity.  Bank holding companies that elect to become financial holding companies, as Peoples has elected, have the ability to expand their activities from those historically permissible for bank holding companies and engage in activities that are financial in nature or complementary to financial activities, including securities underwriting and market making, insurance underwriting and agency, sponsoring mutual funds and investment companies and merchant banking.  A financial holding company is also permitted to conduct permissible new financial activities and acquire companies, other than banks or savings associations, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board, by providing after-the-fact notice to the Federal Reserve Board.

In order to become and remain a financial holding company, all subsidiary banks of the holding company must be well capitalized and well managed and have at least a satisfactory rating under the Community Reinvestment Act.

In 2002, Peoples elected, and received approval from the Federal Reserve Board, to become a financial holding company.

Peoples is subject to examination and supervision by the Federal Reserve Board as provided under the BHC.  Peoples is required to file reports with the Federal Reserve Board.  The BHC Act also requires the prior approval of the Federal Reserve Board for Peoples to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by Peoples, acquire all or substantially all of the assets of another bank or another financial or bank holding company, or merge or consolidate with any other financial or bank holding company.

The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including financial holding companies.  Such authority includes, among other things, the ability to:

•	assess civil money penalties;

•	issue cease and desist or removal orders; and

•	require that a bank holding company divest subsidiaries (including its subsidiary banks).

In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices.

Under Federal Reserve Board policy, a financial holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary bank.  Under this policy, the Federal Reserve Board may require a financial holding company to contribute additional capital to an undercapitalized subsidiary bank.

Subsidiary banks of a financial holding company are subject to certain restrictions imposed by the Federal Reserve Act on the maintenance of reserves against deposits, extensions of credit to the financial holding company or any of its subsidiaries, investments in the stock or other securities of the financial holding company or its subsidiaries and the taking of such stock or securities as collateral for loans to any borrower.  Further, a financial holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of any service.  Various consumer laws and regulations also affect the operations of these subsidiaries.

Regulation of Bank Subsidiary
Peoples Bank is a national banking association chartered under the National Bank Act and is regulated primarily by the Office of the Comptroller of the Currency ("OCC").  Peoples Bank and its subsidiaries are subject to examination and supervision by the OCC.

THE FEDERAL DEPOSIT INSURANCE CORPORATION ("FDIC")/DEPOSITORY INSURANCE. Peoples Bank’s deposits are insured up to statutorily prescribed limits by the FDIC.  Insurance premiums for insured institutions are determined based upon the institution's capital level and supervisory rating provided to the FDIC by the institution's primary federal regulatory and other information the FDIC determines to be relevant to the risk posed to the deposit insurance fund by the institution.  The assessment rate determined by considering such factors is then applied to the amount of the institution's deposits to determine the institution's insurance premium.  An increase in the assessment rate could have a material adverse effect on the earnings of the institution.

Insurance of deposits may be terminated by the FDIC upon a finding that the insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution's regulatory agency.

In February 2006, President Bush signed into law the Deposit Insurance Reform Act of 2005 and its companion bill, the Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the "Deposit Insurance Reform Acts").
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

On January 1, 2007, final rules under the Deposit Insurance Reform Acts became effective.  The final rules set a base assessment schedule for 2007 for DIF premiums.  For banks with less than $10 billion in assets, the premium assessment rates are based on a combination of financial ratios and CAMELS component ratings.  The final rules also provide a one-time credit to institutions to offset amounts owed for deposit insurance.  The credit will be applied by the FDIC to offset 100% of a bank's FDIC premiums from June 29, 2007 through March 30, 2008, up to 90% of a bank's FDIC premiums from June 30, 2008 through March 30, 2011, and up to 100% of a bank's FDIC premiums from June 30, 2011 until the credit is exhausted.

Peoples Bank received a one-time credit of $1.0 million that can be applied against future premiums, subject to the foregoing limitations.  In 2007, Peoples Bank utilized $0.5 million of this credit and expects to utilize the remaining credit in 2008.

LIABILITY OF COMMONLY CONTROLLED BANKS. Under the Federal Deposit Insurance Act, a bank is generally liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with (a) the default of a commonly controlled bank or (b) any assistance provided by the FDIC to a commonly controlled bank in danger of default.  "Default” means, generally, the appointment of a conservator or receiver.  "In danger of default" means, generally, the existence of conditions indicating that a default is likely to occur in the absence of regulatory assistance.

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

A bank's authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board.  Among other things, these loans must be made on terms (including interest rates and collateral) substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment.  In addition, the amount of loans a bank may make to these persons is based, in part, on the bank's capital position, and specified approval procedures must be followed in making loans that exceed specified amounts.

FEDERAL HOME LOAN BANK. Peoples Bank is a member of the FHLB, which provides credit to its members in the form of advances.  As a member of the FHLB, Peoples must maintain an investment in the capital stock of the FHLB in a specified amount.  At December 31, 2007, Peoples held 188,198 shares of capital stock of the FHLB of Cincinnati, which exceeded the required investment of 136,219 shares.  Upon the origination or renewal of an advance, the FHLB is required by law to obtain and maintain a security interest in certain types of collateral.

The FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB.  The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers.

LIMITS ON DIVIDENDS AND OTHER PAYMENTS. Peoples Bank may not pay dividends out of its surplus if, after paying these dividends, it would fail to meet the required minimum levels under the risk-based capital requirements and minimum leverage ratio requirements established by the OCC.  In addition, Peoples Bank must have the approval of the OCC if a dividend in any year would cause the total dividends for that year to exceed the sum of Peoples Bank's current year's "net profits" (or net income, less dividends declared during the period based on regulatory accounting principles) and the retained net profits for the preceding two years, less required transfers to surplus.  Payments of dividends by Peoples Bank may be restricted at any time at the discretion of its regulators, if the regulators deem such dividends to constitute unsafe and/or unsound banking practices or if necessary to maintain adequate capital.  Peoples serves as a source of strength to Peoples Bank, which may restrict the dividends that can be paid to its shareholders. For further discussion regarding regulatory restrictions on dividends, see Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Even when the legal ability exists, Peoples or Peoples Bank may decide to limit the payment of dividends in order to retain earnings for corporate use.  Additionally, Peoples has an established business trust subsidiary, which issued preferred securities.  If Peoples suspends interest payments relating to the trust preferred securities issued by its trust subsidiary, Peoples will be prohibited from paying dividends on its common shares.  For further discussion regarding Peoples’ trust subsidiary, see Note 9 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

REGULATORY CAPITAL AND PROMPT CORRECTIVE ACTION. The Federal Reserve Board has adopted regulatory capital guidelines for all bank holding companies, including financial holding companies, and the OCC has adopted regulatory capital guidelines for national banks.  The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding liquid, low-risk assets.  Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

Bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis.  The risk-based asset ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting assigned to categories perceived as representing greater risk.  A bank holding company's risk-based capital ratio represents total capital divided by total risk-weighted assets.  The leverage ratio is core capital divided by total assets adjusted as specified in the guidelines.  Peoples Bank is subject to substantially similar capital requirements.

Generally, a financial institution's capital is divided into two tiers.

•
"Tier 1," or core capital, includes common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities, less goodwill and certain other deductions including intangible assets and net unrealized gains and losses after applicable taxes on available-for-sale securities carried at fair value.

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

The leverage ratio requirement is Tier 1 capital to average assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles) of 3% for bank holding companies and banks that meet certain criteria, including having the highest regulatory rating, and 4% for all other bank holding companies and banks.  The guidelines further provide that bank holding companies making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels.

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

Throughout 2007 and at December 31, 2007, Peoples and Peoples Bank’s regulatory capital ratios were in excess of the levels required to be deemed “well-capitalized.”  Additional information regarding Peoples and Peoples Bank’s risk-based capital requirements can be found in Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standards” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988.  In 2004, the Basel Committee published a new, more risk-sensitive capital adequacy framework (Basel II) for large, internationally active banking organizations.  In September 2006, the federal banking agencies issued a notice of proposed rulemaking regarding the implementation of Basel II in the United States.  As proposed, the application of the new Basel II rules would be mandatory for any bank that has consolidated total assets of at least $250 billion or has consolidated on-balance sheet foreign exposure of at least $10 billion, and would be voluntary for all other banks.

In response to concerns regarding the complexity and cost associated with implementing the Basel II rules, in December 2006, the federal banking agencies issued a notice of proposed rulemaking that would revise the existing risk-based capital framework (Basel IA) for U.S. banks which will not be subject to the Basel II rules.  The proposed Basel IA rules would allow banks other than the large Basel II banks to elect to adopt Basel IA or remain subject to the existing risk-based capital rules.  Basel IA would increase the number of risk-weight categories to which credit exposures may be assigned; use loan-to-value ratios to determine risk-weights for most residential mortgages; expand the use of external credit ratings to risk-weight certain exposures; expand the range of collateral and guarantors that may qualify an exposure for lower risk weights; increase the credit conversion factors for certain commitments with an original maturity of less than one year; asses a risk-based capital charge to reflect the risks of securitizations with early amortization provisions that are backed by revolving exposures; and remove the 50% limit on the risk weight that applies to certain derivative contracts.

Until the final rules are adopted by the federal banking agencies, Peoples is unable to predict whether and when it will adopt the new capital guidelines.

CUSTOMER PRIVACY AND OTHER CONSUMER PROTECTIONS. Peoples is subject to regulations limiting the ability of financial institutions to disclose non-public information about consumers to nonaffiliated third parties.  These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated party.  Peoples is also subject to numerous federal and state laws aimed at protecting consumers, including the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Bank Secrecy Act, the Community Reinvestment Act and the Fair Credit Reporting Act.

PATRIOT ACT. The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act") gives the United States powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  The Patriot Act and related regulations require financial institutions to establish programs specifying procedures for obtaining identifying information from customers and establishing enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity.  Peoples Bank has established policies and procedures that are believed to be compliant with the requirements of the Patriot Act.

Corporate Governance
The Sarbanes-Oxley Act of 2002 imposed new or revised corporate governance, accounting and reporting requirements on Peoples and all other companies having securities registered with the SEC.  In addition to a requirement that chief executive officers and chief financial officers certify financial statements in writing, the statute imposed requirements affecting, among other matters, the composition and activities of audit committees, disclosure relating to corporate insiders and insider transactions, codes of ethics, and the effectiveness of internal control over financial reporting.

Peoples’ Board of Directors and management have instituted a series of actions to enhance Peoples’ already strong corporate governance practices.  Included in those actions was adoption of a formal Code of Ethics, a revision of the charter of the Audit Committee and the formation of two new committees: a Disclosure Committee for Financial Reporting and a Governance and Nominating Committee.  The current charters of the Audit Committee, the Governance and Nominating Committee and the Compensation Committee can be found on Peoples’ website on the “Corporate Governance & Ethics” page.  Additionally, Peoples Bank has maintained a conflict of interest policy applicable to its directors, officers and employees for over 30 years.

Code of Ethics
In 2003, Peoples’ Board of Directors adopted a formal Code of Ethics applicable to all directors, officers and employees of Peoples and its affiliates.  The Board of Directors adopted Peoples’ Code of Ethics to demonstrate to the public and Peoples’ shareholders the importance the Board and management place on ethical conduct, and to continue to set forth Peoples’ expectations for the conduct of ethical business practices.  Peoples’ Code of Ethics is available, free of charge, to the public on Peoples’ website on the “Corporate Governance & Ethics” page.  Please also see Item 10 of this Form 10-K.

Disclosure Committee for Financial Reporting
In 2003, Peoples established a Disclosure Committee for Financial Reporting (the “Disclosure Committee”) to formalize Peoples’ process of establishing and monitoring Peoples’ disclosure controls and procedures and communicating the results of such controls and procedures.  The Disclosure Committee consists of key members of executive management as well as senior professional support staff from the Legal Department, Risk Management group and Controller.  The Disclosure Committee complements Peoples’ longstanding committee structure and process, which has consistently provided an invaluable tool for communication of disclosure information.

The Disclosure Committee has the responsibility to:

•
As necessary monitor the integrity and effectiveness of Peoples Disclosure Controls defined as processes which seek to achieve objectives of (a) reliability of financial reporting, (b) effectiveness and efficiency of the operations, and (c) compliance with applicable laws.

•
Provide a process of senior officer certifications on which the Chief Executive Officer and Chief Financial Officer can rely in providing the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with each Report.

•
Review and approve for filing or release of Peoples’ (1) periodic and current reports, proxy statements, information statements, registration statements and any other information filed with the SEC, (2) press releases containing financial information, earnings guidance, conference calls, investment conference presentations, information about material acquisitions or dispositions or other information material to Peoples’ security holders, and (3) correspondence and other communications containing financial information disseminated to shareholders (broadly), the investment public and employees (collectively, the “Disclosure Statements”). Disclosure Statements, other than information filed with the SEC and press releases containing financial information, that are initiated or approved by the Chief Executive Officer or the Chief Financial Officer may be presented to the Committee as soon as possible after issuance for review and ratification.

•	Review and approve disclosure policies and other material connected to financial information displayed on Peoples’ Web site.

•
Discuss with the Senior Officers as necessary all relevant information with respect to the Committee’s proceedings, the preparation of the Disclosure Statements and the Committee’s evaluation of the effectiveness of Peoples Disclosure Controls.

Each key element of operation is subject to oversight by a committee to ensure proper administration, risk management and an up-streaming of critical management information and disclosures to finance and control areas, executive management and the Board of Directors.  The Disclosure Committee’s responsibilities are designed to capture information from all components of Peoples’ business.  It is believed that the addition of these processes has brought with it a broader and more in-depth analysis to Peoples’ already effective and detailed disclosure process, as well as enhanced Peoples’ overall disclosure control environment.

Governance and Nominating Committee
In 2003, the Board of Directors formally established a Governance and Nominating Committee consisting of at least three independent members of the Board.  The purpose of the Governance and Nominating Committee is to identify qualified candidates for election, nomination or appointment to Peoples’ Board of Directors and recommend to the full Board a slate of director nominees for each annual meeting of the shareholders of Peoples or as vacancies occur.  In addition, the Governance and Nominating Committee oversees matters of corporate governance, including the evaluation of Board performance and processes, and makes recommendations to the Board and the Chairman of the Board regarding assignment and rotation of members and chairs of committees of the Board.  The goal of the Governance and Nominating Committee is to assure that the composition, practices and operation of the Board contribute to value creation and to the effective representation of Peoples’ shareholders.

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

Website Access to Peoples’ SEC Filings
Peoples maintains an Internet website at www.peoplesbancorp.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Peoples’ Internet website into this Form 10-K).  Peoples makes available free of charge on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange, as soon as reasonably practicable after Peoples electronically files each such report or amendment with, or furnishes it to, the SEC.

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

Management uses various measures to monitor interest rate risk and believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on Peoples’ results of operations.  Management also periodically adjusts the mix of assets and liabilities to manage interest rate risk.  However, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on Peoples’ financial condition and results of operations.  See the sections captioned “Interest Income and Expense” and “Interest Rate Sensitivity and Liquidity” in Item 7 of this Form 10-K for further discussion related to Peoples’ interest rate risk.

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
Peoples’ success depends primarily on the general economic conditions in the specific local markets in which it operates. The local economies of Peoples’ market area historically have been less robust than the economy of the nation as a whole and typically are not subject to the same fluctuations as the national economy. Adverse economic conditions in Peoples’ market area, including the loss of certain significant employers, could reduce Peoples’ growth rate, affect borrowers' ability to repay their loans and generally affect Peoples’ financial condition and results of operations. Furthermore, a downturn in real estate values in Peoples’ market area could cause many loans to become inadequately collateralized.

•	Adverse Changes in the Financial Markets May Adversely Impact Peoples’ Results of Operations.
Peoples generally invests in obligations of the U.S. Treasury, agencies and corporations of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision in the U.S., and bank eligible corporate obligations, including private-label mortgage-backed securities. While most of these investments may have limited credit risk, all are subject to changes in market value due to changing interest rates and implied credit spreads. Additionally, certain investment securities represent beneficial interests in structured investments, which are collateralized by residential mortgages, debt obligations and other similar asset-backed assets. These structured investments are generally rated investment grade by credit rating agencies at the time of Peoples’ initial investment, although the credit ratings are subject to change due to deterioration in the credit quality of the underlying collateral. In recent months, these types of structured investments have been subject to significant market volatility due to the uncertainty of the credit ratings, deterioration in credit losses occurring within certain types of residential mortgages, changes in prepayments of the underlying collateral and the lack of transparency related to the investment structures and the collateral underlying the structured investment vehicles, which resulted in Peoples recognizing impairment charges on certain investment securities during 2007. Given recent market conditions and changing economic factors, Peoples may be required to recognize additional impairment charges on securities held in its investment portfolio in the future.

•	Changes in Accounting Standards, Policies, Estimates or ProceduresMay Impact Peoples’ Reported Financial Condition or Results of Operations.
The accounting standard setters, including the Financial Accounting Standards Board, the SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of Peoples’ Consolidated Financial Statements. These changes can be difficult to predict and can materially impact how Peoples records and reports its financial condition and results of operations. In some cases, Peoples could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. In addition, the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, no assurance can be given that Peoples will not be required to recognize significant, unexpected losses due to actual results varying materially from management’s estimates. Additional information regarding Peoples’ critical accounting policies and the sensitivity of estimates can be found in the section captioned “Critical Accounting Policies” in Item 7 of this Form 10-K.

•	Peoples May Be Named as a Defendant From Time to Time in a Variety of Litigation And Other Actions, Which Could Have a Material Adverse Effect on Peoples’ Financial Condition And Results of Operation.
Peoples or one of its subsidiaries may be named as a defendant from time to time in a variety of litigation arising in the ordinary course of their respective businesses. Such litigation is normally covered by errors and omissions or other appropriate insurance. However, significant litigation could cause Peoples to devote substantial time and resources to defending its business or result in judgments or settlements that exceed insurance coverage, which could have a material adverse effect on Peoples’ financial condition and results of operation. Further, any claims asserted against Peoples, regardless of merit or eventual outcome, may harm Peoples’ reputation and result in loss of business. In addition, Peoples may not be able to obtain new or difference insurance coverages, or adequate replacement policies with acceptable terms.

•	The Financial Services Industry Is Very Competitive.
Peoples experiences significant competition in originating loans, principally from other commercial banks, savings associations and credit unions. Several of Peoples’ competitors have greater resources, larger branch systems and a wider array of banking services. This competition could reduce Peoples’ net income by decreasing the number and size of loans that it originates and the interest rates it may charge on these loans. For a more complete discussion of Peoples’ competitive environment, see “Competition” in Item 1 of this Form 10-K. If Peoples is unable to compete effectively, Peoples will lose market share and income from deposits, loans and other products may be reduced.

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
Peoples collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both Peoples and third party service providers. Peoples has security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. Peoples also has security to prevent unauthorized access to the computer systems and requires its third party service providers to maintain similar controls. However, management cannot be certain that these measures will be successful. A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business.

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

Management believes it has taken appropriate positions on all tax returns filed, to be filed or not filed and does not anticipate any examination would have a material impact on Peoples’ Consolidated Financial Statements.  However, the outcome of such examinations and ultimate resolution of any resulting assessments are inherently difficult to predict.  Thus, no assurance can be given that Peoples’ tax liability for any tax year open to examination will not be different than what is reflected in Peoples’ current and historical Consolidated Financial Statements.  Further information can be found in the “Critical Accounting Policies – Income Taxes” section of “Management’s Discussion and Analysis of Results of Operation and Financial Condition” included in this Form 10-K.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Peoples' sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property.  In Ohio, Peoples Bank operates offices in Marietta (4 offices), Belpre (2 offices), Lowell, Lower Salem, Reno, Nelsonville (2 offices), Athens (3 offices), The Plains, Middleport, Rutland, Pomeroy (2 offices), Gallipolis, Cambridge (2 offices), Byesville, Quaker City, Flushing, Caldwell, McConnelsville, Baltimore, Carroll, Lancaster (2 offices) and Westerville.  In West Virginia, Peoples Bank operates offices in Huntington (2 offices), Parkersburg (3 offices), Vienna, Point Pleasant (2 offices), New Martinsville (2 offices) and Steelton.  In Kentucky, Peoples Bank’s office locations include Greenup, Summit, Grayson, Ashland and Russell.  Of these 48 offices, 12 are leased and the rest are owned by Peoples Bank.

Peoples Insurance Agency rents office space in various Peoples Bank offices.  In addition, Peoples Insurance Agency leases office buildings in Marietta, Ohio, Huntington, West Virginia and Ashland, Kentucky.  In November 2007, Peoples Insurance Agency moved its Huntington, West Virginia operations into the newly constructed Peoples Bank office.  As a result, the lease for former office building will not be renewed at the end of its current term.

Rent expense on the leased properties totaled $738,000 in 2007.  The following are the only properties that have a lease term expiring on or before June 2009:

Location	Address	Lease Expiration Date (a)

Huntington Putnam Agency Office	1439 Sixth Avenue Huntington, West Virginia	April 2008

Lancaster Wheeling Street Office	117 West Wheeling Street Lancaster, Ohio	June 2008

Athens Court Street Office	1 North Court Street Athens , Ohio	September 2008

Marietta Kroger Office	40 Acme Street Marietta, Ohio	April 2009

New Martinsville Wal-Mart Office	1142 South Bridge Street New Martinsville, West Virginia	April 2009

Barengo Agency Office	416 Hart Street Marietta, Ohio	May 2009

Parkersburg Pike Street Office	2107 Pike Street Parkersburg, West Virginia	May 2009

Vienna Wal-Mart Office	701 Grand Central Avenue Vienna, West Virginia	June 2009

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

Examination by Ohio Department of Taxation
As previously disclosed in “ITEM 1:  LEGAL PROCEEDINGS” of Part II of Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, Peoples Bank has undergone an examination by the Ohio Department of Taxation (the “Department”) of Peoples Bank’s Ohio Corporation Franchise Tax reports related to fiscal years ended December 31, 2001 through 2005 (tax years 2002 through 2006).  The Department has also examined other subsidiaries of Peoples for the fiscal years ended December 31, 2002 through 2005 (tax years 2003 through 2006).

As disclosed in a current report on Form 8-K filed December 27, 2007, in December 2007, Peoples entered into a settlement agreement with the Tax Commissioner of the State of Ohio (the "Commissioner") in order to resolve certain issues concerning Peoples' Ohio Corporation Franchise Tax liability and associated calculations for the 2002 through 2008 tax years (the fiscal years ended December 31, 2001 through 2007).  Under the terms of the settlement agreement, which was executed by the Commissioner on December 20, 2007 and on behalf of Peoples on December 24, 2007, Peoples paid approximately $190,000 on December 26, 2007 in full settlement of Peoples’ aggregate, additional Ohio Corporation Franchise Tax liability for the 2002 through 2007 tax years.  The August 23, 2006 assessment issued by the Department, in the amount of approximately $1,440,000 with respect to Peoples Bank's Ohio Corporation Franchise Tax liability for the 2002 tax year (the fiscal year ended December 31, 2001), was adjusted to reflect the settlement.  As a result of the settlement, Peoples' franchise tax expense for the fourth quarter of fiscal 2007 was reduced by approximately $782,000, which increased Peoples income after taxes by approximately $508,000 or $0.05 per common share, on a diluted basis.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Pursuant to General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of SEC Regulation S-K, the following information regarding Peoples’ executive officers is included as an unnumbered item in Part I of this Form 10-K in lieu of being included in the Peoples’ definitive Proxy Statement relating to Peoples’ Annual Meeting of Shareholders to be held April 10, 2008 (“Peoples’ 2008 Definitive Proxy Statement”).

The executive officers of Peoples as of February 11, 2008, were as follows:

Name	Age	Position
Mark F. Bradley	38	President and Chief Executive Officer
Deborah K. Hill	43	Executive Vice President, Consumer and Business Financial Services
Carol A. Schneeberger	51	Chief Financial Officer, Treasurer and Executive Vice President of Operations
David T. Wesel	46	Executive Vice President
Joseph S. Yazombek	54	Executive Vice President, Chief Lending Officer

Mr. Bradley has been Chief Executive Officer of Peoples since May 2005 and President of Peoples since June 2004.  Mr. Bradley also has been Chief Executive Officer of Peoples Bank since May 2005, and President since July 2002.  Prior thereto, Mr. Bradley served as Chief Operating Officer of Peoples from July 2003 to May 2005, and Executive Vice President and Chief Integration Officer from February 2001 to July 2003.  He also served as Chief Operating Officer of Peoples Bank from July 2002 to May 2005.  Between 1997 and 2001, Mr. Bradley served as Controller of Peoples and Peoples Bank.  Mr. Bradley joined Peoples in 1991.  In January 2006, Mr. Bradley was appointed President of Peoples Insurance.  Mr. Bradley has been a director of Peoples since 2003 and Peoples Bank since 2002.

Ms. Hill joined Peoples in September 2007 when she was appointed Executive Vice President, Consumer and Business Financial Services of both Peoples and Peoples Bank.  Prior to joining Peoples, Ms. Hill served as Senior Vice President and Regional Manager of U.S. Bank’s Wisconsin/Chicago region from 1994 to August 2007.

Ms. Schneeberger, a Certified Public Accountant, was named interim Chief Financial Officer and Treasurer of Peoples in April 2007, due to the resignation of the then-serving Chief Financial Officer and Treasurer.  She also serves as Executive Vice President of Operations of Peoples and Peoples Bank, positions she has held since April 1999 and February 2000, and she has served as Cashier of Peoples Bank since March 2000.  From October 1988 to April 1999, Ms. Schneeberger was Vice President/Operations of Peoples.  Prior thereto, she was Auditor of Peoples from August 1987 to October 1988 and Auditor of Peoples Bank from January 1986 to October 1988.  Ms. Schneeberger joined Peoples Bank in 1977.

Mr. Wesel became Executive Vice President of Peoples in January 2006.  Mr. Wesel was also appointed as President of Peoples Bank’s Peoples Financial Advisors division in January 2006.  Prior thereto, Mr. Wesel served as Sales Manager of Peoples Financial Advisors from February 2004 to December 2005.  Prior to joining Peoples, Mr. Wesel had over 20 years experience in senior management and sales administration, including two years experience from September 2002 to February 2004 with Parker Hunter, a regional brokerage firm.  Mr. Wesel is the son of Joseph H. Wesel, Chairman of the Board and a Director of Peoples and Peoples Bank.

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

Each executive officer of Peoples is appointed by the Board of Directors and serves at the pleasure of the Board.  Each of the executive officers is a party to a Change in Control Agreement with Peoples (a “CIC Agreement” and, collectively, the “CIC Agreements”).  Each CIC Agreement provides that, if the executive officer party thereto is terminated by Peoples or its successors for any reason other than cause or by the executive officer for good reason (as defined in the CIC Agreements), within six months prior to or within twenty-four months after a defined change in control, Peoples will pay a specified change in control benefit to the executive officer.  If the executive officer receives a change in control benefit as previously described, the executive officer will be subject to a non-compete agreement for the same period of time as the benefit is paid.

Additional information required by Item 401(b) of SEC Regulation S-K regarding the CIC Agreements is incorporated herein by reference to the section captioned “EXECUTIVE COMPENSATION: OTHER POTENTIAL POST EMPLOYMENT PAYMENTS” of Peoples’ 2008 Definitive Proxy Statement and the
forms of CIC Agreements incorporated by reference into this Annual Report of Form 10-K and referenced as Exhibits 10.20, 10.21, 10.22 10.23, 10.24 and 10.25.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Peoples’ common shares are traded on The NASDAQ Global Select Market under the symbol PEBO.  At December 31, 2007, Peoples had 1,241 shareholders of record.  The table presented below provides the high and low sales prices for Peoples’ common shares as reported on The NASDAQ Global Select Market and the cash dividends per share declared for the indicated periods.
	High Sales	Low Sales	Dividends Declared
2007
Fourth Quarter	$28.26	$21.45	$0.22
Third Quarter	28.15	21.40	0.22
Second Quarter	28.11	25.03	0.22
First Quarter	30.39	25.30	0.22

2006
Fourth Quarter	$31.24	$28.37	$0.21
Third Quarter	30.70	27.25	0.21
Second Quarter	31.73	27.69	0.21
First Quarter	30.00	27.05	0.20

Peoples plans to continue to pay quarterly cash dividends, subject to certain regulatory restrictions described in Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, as well as the “Supervision and Regulation-Limits on Dividends and Other Payments” of Item 1 of this Form 10-K.

Issuer Purchases of Equity Securities
The following table details Peoples’ repurchases and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) of Peoples’ common shares during the three months ended December 31, 2007:
Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid perShare	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
October 1 - 31, 2007	260(3)	$26.43(3)	–	46,000
November 1 - 30, 2007	68,492(4)	$24.26(4)	59,600	486,400
December 1 - 31, 2007	25,442(5)	$24.42(5)	25,000	461,400
Total	94,194	$24.31	84,600	461,400
(1)
 Information reflects the 2007 Stock Repurchase Program originally announced on January 12, 2007, which authorized the repurchase of 425,000 common shares, with an aggregate purchase price of not more than $12.1 million, and the stock repurchase program announced on November 9, 2007, which authorized the repurchase of up to 500,000 common shares, with an aggregate purchase price of not more than $14 million, upon the completion of the 2007 Stock Repurchase Program and expiring on December 31, 2008.  The 2007 Stock Repurchase Program was completed on November 23, 2007.

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

(4)
Information includes 1,686 common shares purchased at an average price of $24.39 by Peoples Bank under the Rabbi Trust
Agreement and 7,206 common shares acquired as a stock-for-stock exchange at an average price of $24.74 related to stock-based compensation awards granted under Peoples’ equity plans.

(5)
Information includes 346 common shares purchased at an average price of $26.97 by Peoples Bank under the Rabbi Trust
Agreement and 96 common shares acquired for tax withholding at an average price of $24.19 related to stock-based compensation awards granted under Peoples’ equity plans.

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

The following line graph compares the five-year cumulative total shareholder return of Peoples’ common shares, based on an initial investment of $100 on December 31, 2002, and assuming reinvestment of dividends, against that of an index comprised of all domestic common shares traded on the NASDAQ Stock Market (“NASDAQ Stocks (U.S. Companies)”), and an index comprised of all depository institutions (SIC Code #602) and depository institutions holding companies (SIC Code #671) that are traded on the NASDAQ Stock Market (“NASDAQ Bank Stocks”).

COMPARISON OF FIVE-YEAR TOTAL RETURN AMONG
PEOPLES BANCORP INC., NASDAQ STOCKS (U.S. COMPANIES),
AND NASDAQ BANK STOCKS

	At December 31,
	2002	2003	2004	2005	2006	2007
Peoples Bancorp Inc.	$100.00	$124.33	$118.66	$126.96	$135.90	$117.78
NASDAQ Stocks (U.S. Companies)	$100.00	$149.52	$162.72	$166.18	$182.57	$197.98
NASDAQ Bank Stocks	$100.00	$128.64	$147.22	$143.82	$161.41	$127.92

                              ITEM 6.  SELECTED FINANCIAL DATA.
                              The information below has been derived from Peoples’ Consolidated Financial Statements.
(Dollars in thousands, except per share data)	2007	2006	2005	2004	2003
Operating Data
For the year ended:
Total interest income	$ 113,419	$ 108,794	$ 95,775	$ 87,030	$ 91,655
Total interest expense	59,498	55,577	43,469	35,160	38,050
Net interest income	53,921	53,217	52,306	51,870	53,605
Provision for loan losses	3,959	3,622	2,028	2,546	3,601
Net (loss) gain on investment securities	(6,062)	265	539	(3,040)	(1,905)
Other income exclusive of (loss) gain on securities	31,426	30,860	28,628	25,248	19,443
Amortization of other intangible assets	1,934	2,261	2,669	2,219	1,493
Other expense	49,518	49,036	48,673	44,979	44,410
Net income	$ 18,314	$ 21,558	$ 20,499	$ 18,275	$ 16,254

Balance Sheet Data
Total assets	$1,885,553	$1,875,255	$1,855,277	$1,809,086	$1,736,104
Investment securities	565,463	548,733	589,313	602,364	641,464
Net loans	1,105,223	1,117,885	1,057,156	1,008,298	900,423
Total intangible assets	68,029	68,852	69,280	71,118	48,705
Total deposits	1,186,377	1,233,529	1,089,286	1,069,421	1,028,530
Short-term borrowings	222,541	194,883	173,696	51,895	108,768
Long-term borrowings	231,979	200,793	362,466	464,864	388,647
Junior subordinated notes held by subsidiary trusts	22,460	29,412	29,350	29,263	29,177
Total stockholders’ equity	202,836	197,169	183,077	175,418	170,880
Tangible assets (1)	1,817,524	1,806,403	1,785,997	1,737,968	1,687,399
Tangible equity (2)	$ 134,807	$ 128,317	$ 113,797	$ 104,300	$ 122,175

Significant Ratios
Return on average assets	0.98%	1.15%	1.12%	1.04%	0.95%
Return on average stockholders’ equity	9.21	11.33	11.52	10.60	9.75
Net interest margin	3.32	3.29	3.32	3.39	3.52
Efficiency ratio(3)	57.07	57.51	59.05	57.18	51.06
Average stockholders’ equity to average assets	10.62	10.18	9.73	9.79	9.74
Average loans to average deposits	93.52	94.80	94.92	91.24	87.42
Allowance for loan losses to total loans	1.40	1.28	1.37	1.44	1.59
Total risk-based capital ratio	13.23	13.17	12.90	12.30	15.43
Dividend payout ratio	50.38%	41.09%	40.01%	41.66%	42.06%

Per Share Data
Earnings per share – Basic	$ 1.75	$ 2.03	$ 1.96	$ 1.74	$ 1.56
Earnings per share – Diluted	1.74	2.01	1.94	1.71	1.52
Cash dividends paid	0.88	0.83	0.78	0.72	0.65
Book value at end of period	19.70	18.51	17.40	16.81	16.11
Tangible book value at end of period(4)	$ 13.09	$ 12.05	$ 10.82	$ 10.00	$ 11.76
Weighted-average shares outstanding:
Basic	10,462,933	10,606,570	10,444,854	10,529,332	10,433,708
Diluted	10,529,634	10,723,933	10,581,019	10,710,114	10,660,083
Common shares outstanding at end of period:	10,296,748	10,651,985	10,518,980	10,435,102	10,603,792
(1)	Total assets less goodwill and other intangible assets.
(2)	Total stockholders’ equity less goodwill and other intangible assets.
(3)
Non-interest expense (less intangible amortization) as a percentage of fully tax-equivalent net interest income plus non-interest income
(excludes gains/losses on investment securities and asset disposals).

(4)
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
(1)
deterioration in the credit quality of Peoples’ loan portfolio could occur due to a number of factors, such as adverse changes in economic conditions that impair the ability of borrowers to repay their loans, the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected, which may adversely impact the provision for loan losses;

(2)	competitive pressures among financial institutions or from non-financial institutions, which may increase significantly;
(3)	changes in the interest rate environment, which may adversely impact interest margins;
(4)	changes in prepayment speeds, loan originations, sale volumes, and charge-offs, which may be less favorable than expected and adversely impact the amount of interest income generated;
(5)	general economic conditions, either national or in the states in which Peoples and its subsidiaries do business, which may be less favorable than expected;
(6)	political developments, wars or other hostilities, which may disrupt or increase volatility in securities markets or other economic conditions;
(7)	legislative or regulatory changes or actions, which may adversely affect the business of Peoples and its subsidiaries;
(8)	adverse changes in the conditions and trends in the financial markets, which may adversely affect the fair value of securities within Peoples’ investment portfolio;
(9)	a delayed or incomplete resolution of regulatory issues that could arise;
(10)	ability to receive dividends from subsidiaries;
(11)	the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity;
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

References will be found in this Form 10-K to the following transactions that have impacted or will impact Peoples’ results of operations:

•
As disclosed in a Current Report on Form 8-K filed on January 22, 2008, management determined that certain investments in preferred stocks issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, three collateralized debt obligation investment securities and common stock issued by an unrelated bank holding company, with an aggregate carrying value of $23.4 million, were deemed to be other-than-temporarily impaired at December 31, 2007.  As disclosed in Peoples’ Quarterly Report on Form 10-Q for the period ended September 30, 2007, management also determined a collateralized debt obligation investment security with a carrying value of $1.1 million was other-than-temporarily impaired. As a result, Peoples recognized other-than-temporary impairment charges totaling $6.2 million ($4.0 million, or $0.38 per diluted share, after-tax) in 2007 related to these investment securities.

•
As described in “ITEM 3. LEGAL PROCEEDINGS” of this Form 10-K, in December 2007, Peoples resolved certain issues concerning its Ohio corporation franchise tax liability and associated calculations for the fiscal years ended December 31, 2001 through 2007 (the “Ohio Franchise Tax Settlement”).  As a result, Peoples’ franchise tax expense was reduced by $782,000 ($508,000, or $0.05 per diluted share, after-tax) during the fourth quarter of 2007.

•
As described in Note 9 of the Notes to the Consolidated Financial Statements, on April 23, 2007, Peoples repaid the entire $7.2 million of variable rate junior subordinated notes issued to and held by its subsidiary, PEBO Capital Trust II, which had a then current rate of 9.10%.  This redemption had minimal impact on Peoples’ regulatory capital ratios and produced a modest improvement in net interest income and margin, as the junior subordinated notes were replaced by lower cost borrowings.

•
On January 12, 2007, Peoples announced the authorization to repurchase up to 425,000 of Peoples’ outstanding common shares in 2007 from time to time in open market transactions (the “2007 Stock Repurchase Program”).  On November 9, 2007, Peoples announced the authorization to repurchase up to 500,000 common shares upon the completion of the 2007 Stock Repurchase Program and continuing in 2008 until expiration on December 31, 2008.  Peoples completed the 2007 Stock Repurchase Program on November 23, 2007.  In 2007, Peoples repurchased a total of 463,600 common shares between the two programs, at an average price of $26.21, which were held as treasury shares and available for future issuances of common shares in connection with equity awards granted from Peoples’ equity plans and other general corporate purposes.

•
In December 2006, Peoples sold approximately $11 million of tax-exempt municipal securities resulting in a gain of $249,000, with no individual sale generating a loss.  The sale was part of tax planning strategies designed to help Peoples manage its effective tax rate and overall tax burden by adjusting its mix of taxable and tax-exempt income.  The securities sold were selected because management expected the issuers to call the securities in the near future.  The proceeds from the sale were used to reduce the amount of short-term borrowings.

•
In 2006, Peoples Bank sold its banking offices located in Chesterhill, Ohio (the “Chesterhill Office”) and South Shore, Kentucky (the “South Shore Office”) as part of Peoples’ strategy to optimize its branch network by redirecting resources to markets that management believes has greater growth potential.  The sale of the South Shore Office included $4.6 million in deposits and approximately $600,000 of loans, while the sale of the Chesterhill Office involved $3.7 million of deposits.  The sales of these offices resulted in an aggregate pre-tax gain of $454,000 in 2006.  As further discussed in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, concurrent with the sale of the Chesterhill Office, Peoples Bank acquired a full-service banking office located in Carroll, Ohio and its $5.4 million in deposits.  These transactions did not have a material impact on Peoples’ financial statements taken as a whole.

The impact of these transactions, where significant, is discussed in the applicable sections of this Management’s Discussion and Analysis.

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to accounting principles generally accepted in the United States of America (“US GAAP”) and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  These estimates and assumptions are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or assumptions. Estimates or judgments are necessary when assets or liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.  When such information is not available, management estimates valuation adjustments primarily through the use of discounted cash flow modeling techniques. Actual results could materially differ from those estimates.

Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in the policies, are critical to an understanding of Peoples’ Consolidated Financial Statements and management’s discussion and analysis of financial condition and results of operation.

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

There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses at December 31, 2007, was adequate to provide for probable losses from existing loans based on information currently available.  While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors.  As such, adverse changes in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans.

Investment Securities
Presently, Peoples classifies its entire investment portfolio, which accounted for 30% of total assets at December 31, 2007, as available-for-sale and records changes in the estimated fair value of the portfolio in stockholders’ equity as a component of comprehensive income.  As a result, both the investment and equity sections of Peoples’ Consolidated Balance Sheets are more sensitive to changes in the overall market value of the investment portfolio, due to changes in market interest rates, investor confidence and other factors affecting market values, than if the investment portfolio was classified as held-to-maturity.

While temporary changes in the fair value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be “other-than-temporary” results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings.  Management systematically evaluates Peoples’ investment securities on a quarterly basis to identify potential other-than-temporary losses.  This analysis requires management to consider various factors that can involve judgment and estimation, including duration and magnitude of the decline in value, the financial condition of the issuer or pool of issuers, structure of the security, and Peoples’ ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value.

In 2007, Peoples recognized other-than-temporary impairment charges on certain investment securities whose market value had declined due primarily to increased risks within the broader credit market and erratic market liquidity.   At December 31, 2007, there were no other investment securities identified by management to be other-than-temporarily impaired since Peoples had the ability and intent to hold those securities for a period of time sufficient to recover the amortized cost.  If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

Goodwill and Other Intangible Assets
Over the past several years, Peoples has grown through mergers and acquisitions accounted for under the purchase method of accounting.  Under the purchase method, Peoples is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition.  The excess cost over the net assets acquired represents goodwill, which is not subject to periodic amortization.  At December 31, 2007, Peoples had $62.5 million of goodwill and $4.8 million of identifiable intangible assets acquired in acquisitions, comprised entirely of customer relationship intangibles, which are subject to amortization.

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

Peoples has reviewed its recorded goodwill and concluded that no indicators of impairment existed as of December 31, 2007.  However, future events could cause management to conclude that impairment indicators exist and re-evaluate goodwill.  If such re-evaluation indicated impairment, Peoples would recognize the loss, if any.  Any resulting impairment loss could have a material, adverse impact on Peoples’ financial condition and results of operations.

Income Taxes
Income taxes are provided based on the liability method of accounting, which includes the recognition of deferred tax assets and liabilities for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. The calculation of tax liabilities is complex and requires the use of estimates and judgment since it involves the application of complex tax laws that are subject to different interpretations by Peoples and the various tax authorities.  These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law.

From time-to-time and in the ordinary course of business, Peoples is involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions taken by Peoples in its tax returns.  Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  Management believes that it has taken appropriate positions on its tax returns, although the ultimate outcome of any tax review cannot be predicted with certainty.    Still, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical financial statements.

EXECUTIVE SUMMARY

Comparison of 2007 to 2006
In 2007, net income totaled $18.3 million or $1.74 per diluted share compared to $21.6 million or $2.01 per diluted share for 2006. The lower earnings in 2007 were the result of $4.0 million after-tax other-than-temporary impairment charges on available-for-sale investment securities, tempered by the reduction in franchise tax expense due to the Ohio Franchise Tax Settlement.  Peoples’ 2007 results reflect success in diversifying revenues, improving operating efficiency and reducing Peoples’ reliance on net interest income.  Return on average equity was 9.21% and return on average assets was 0.98% in 2007 compared to 11.33% and 1.15%, respectively, a year ago, due to lower net income.

Net interest income totaled $53.9 million in 2007 versus $53.2 million in 2006, as $4.6 million additional interest income was mostly offset by a $3.9 million increase in interest expense.  Both of these increases were primarily attributable to higher market interest rates during most of 2007.  Net interest margin expanded slightly to 3.32% in 2007 from 3.29%, a year ago, due mostly to changes in both the mix of earning assets and funding sources.

In 2007, the provision for loan losses totaled $4.0 million compared to $3.6 million in 2006.  This modest increase was based on management’s quarterly evaluation of the allowance for loan losses and overall changes in Peoples’ loan quality and losses inherent in the loan portfolio.

Other income was $25.4 million in 2007, down from $31.1 million a year ago, due to the impairment charges on investment securities.  Non-interest income, which excludes gains and losses on investments and assets, grew 3% in 2007, to $31.4 million, from a $0.7 million increase in trust and investment income and $0.4 million higher electronic banking revenues.  Total other expenses were essentially unchanged in 2007, as higher salaries and benefit costs of $1.4 million were offset by decreases in several other major expense categories, including franchise taxes.

At December 31, 2007, total assets were $1.89 billion, up $10.3 million since at year-end 2006.  Investment securities grew $16.7 million during 2007, to $565.5 million at December 31, 2007, cash and cash equivalents increased $5.4 million to $45.2 million.  Gross loans decreased $11.5 million to $1.12 billion at December 31, 2007, due to significant commercial loan payoffs throughout most of the year.

Total liabilities were $1.68 billion at December 31, 2007, unchanged from the prior year-end.  In 2007, retail deposit balances, which exclude brokered deposits, grew $22.4 million, or 2%, comprised of an $18.3 million increase in interest-bearing retail balances and $4.1 million growth in non-interest-bearing balances.  During this same period, Peoples reduced brokered deposits by $69.5 million, due to growth in retail deposit balances and the use of other lower rate funding sources.  As a result, borrowed funds increased $51.9 million, or 12%, to $477.0 million at December 31, 2007.

Stockholders’ equity totaled $202.8 million at December 31, 2007, versus $197.2 million at December 31, 2006, as a $9.1 million increase in retained earnings and $6.0 million of other comprehensive income, net of tax, was impacted by treasury stock purchases totaling $12.4 million.

Comparison of 2006 to 2005
Peoples’ net income was $21.6 million in 2006, up 5% from $20.5 million in 2005, while diluted earnings per share were $2.01 versus $1.94, a 4% increase.  The combination of higher net interest income, non-interest income growth, and flat non-interest expense were the key drivers of Peoples’ year-over-year earnings improvement.  Return on average equity was 11.33% and return on average assets was 1.15% in 2006 compared to 11.52% and 1.12%, respectively, in 2005.

Net interest income totaled $53.2 million in 2006, compared to $52.3 million in 2005, as a $13.0 million increase in interest income was tempered by additional interest expense of $12.1 million.  However, net interest margin compressed three basis points to 3.29% in 2006 as a result of a flatter yield curve and competitive pricing for both loans and deposits.

The provision for loan losses of $3.6 million for 2006 increased from a $2.0 million provided for in 2005, primarily from losses associated with a single commercial loan relationship during the fourth quarter of 2006.  Peoples also experienced a slight increase in the provision for losses related to the Overdraft Privilege program, which was attributable to a higher volume of accounts and activity in those accounts generated by Peoples’ direct mail and free gift campaigns for new deposit openings.

In 2006, other income was $31.1 million compared to $29.2 million in 2005.  The increase in total non-interest income was due mostly to a $1.0 million increase in insurance revenues.  Total other expenses were unchanged in 2006 compared to the $51.3 million incurred in 2005, as increased professional fees, marketing expenses and bankcard costs were offset by reductions in salaries and benefit costs and intangible amortization expense.

RESULTS OF OPERATION

Interest Income and Expense
Peoples earns interest income on loans and investments and incurs interest expense on interest-bearing deposits and borrowed funds.  Net interest income, the amount by which interest income exceeds interest expense, remains Peoples’ largest source of revenue.  The amount of net interest income earned by Peoples is affected by various factors, including changes in market interest rates due to the Federal Reserve Board’s monetary policy, the level and degree of pricing competition for both loans and deposits in Peoples markets and the amount and composition of Peoples’ earning assets and interest-bearing liabilities.

Peoples monitors net interest income performance and manages its balance sheet composition through regular Asset-Liability Management Committee (“ALCO”) meetings.  The asset/liability management process employed by the ALCO is intended to minimize the impact of future interest rate changes on Peoples’ earnings.  However, the frequency and/or magnitude of changes in market interest rates are difficult to predict, and may have a greater impact on net interest income than adjustments by management.

As part of the analysis of net interest income, management converts tax-exempt income to the pre-tax equivalent of taxable income using an effective tax rate of 35%.  Management believes the resulting fully-tax equivalent (“FTE”) net interest income allows for a more meaningful comparison of tax-exempt income and yields to their taxable equivalents.  Net interest margin, calculated by dividing FTE net interest income by average interest-earning assets, serves as the primary measure used in evaluating the net revenue stream generated by the mix and pricing of Peoples’ earning assets and interest-bearing liabilities.  The following table details Peoples’ average balance sheet for the years ended December 31:

	2007			2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Short-Term Investments:
Deposits with other banks	$ 2,435	$ 115	4.72%	$ 2,378	$ 100	4.21%	$ 2,260	$ 57	2.56%
Federal funds sold	1,077	55	5.11%	1,595	80	5.02%	484	15	3.27%
Total short-term investments	3,512	170	4.84%	3,973	180	4.53%	2,744	72	2.68%
Investment Securities (1):
Taxable	503,094	25,646	5.10%	505,586	24,417	4.83%	533,983	23,676	4.43%
Nontaxable (2)	60,368	3,949	6.54%	67,454	4,411	6.54%	66,772	4,367	6.54%
Total investment securities	563,462	29,595	5.25%	573,040	28,828	5.03%	600,755	28,043	4.67%
Loans (3):
Commercial	750,906	57,613	7.67%	726,702	54,181	7.46%	641,651	42,489	6.62%
Real estate (4)	292,867	20,985	7.17%	311,772	21,467	6.89%	337,892	21,525	6.37%
Consumer	79,035	6,552	8.29%	70,101	5,808	8.29%	60,486	5,294	8.75%
Total loans	1,122,808	85,150	7.58%	1,108,575	81,456	7.35%	1,040,029	69,308	6.66%
Less: Allowance for loan loss	(14,775)			(15,216)			(14,930)
Net loans	1,108,033	85,150	7.68%	1,093,359	81,456	7.45%	1,025,099	69,308	6.76%
Total earning assets	1,675,007	114,915	6.86%	1,670,372	110,464	6.61%	1,628,598	97,423	5.98%
Intangible assets	68,440			68,940			70,120
Other assets	128,670			129,718			129,967
Total assets	$ 1,872,117			$ 1,869,030			$ 1,828,685
Deposits:
Savings	$ 113,629	$ 725	0.64%	$ 122,682	$ 806	0.66%	$ 144,700	$ 1,039	0.72%
Interest-bearing transaction	179,827	3,841	2.14%	180,419	3,312	1.84%	184,172	2,753	1.49%
Money market	147,565	5,647	3.83%	122,053	4,404	3.61%	113,480	2,673	2.36%
Brokered time	65,461	3,364	5.14%	75,182	3,540	4.71%	44,114	1,486	3.37%
Retail time	521,506	23,398	4.49%	501,656	20,199	4.03%	450,476	14,599	3.24%
Total interest-bearing deposits	1,027,988	36,975	3.60%	1,001,992	32,261	3.22%	936,942	22,550	2.41%
Borrowed Funds:
Short-term:
FHLB advances	197,915	10,065	5.09%	178,235	9,067	5.09%	107,184	3,652	3.41%
Retail repurchase agreements	34,802	1,528	4.39%	31,481	1,306	4.15%	21,129	572	2.71%
Wholesale repurchase agreements	4,425	242	5.47%	1,246	70	5.62%	–	–	–
Total short-term borrowings	237,142	11,835	4.93%	210,962	10,443	4.95%	128,313	4,224	3.29%
Long-term:
FHLB advances	71,153	3,256	4.58%	127,981	5,545	4.33%	200,820	8,261	4.11%
Wholesale repurchase agreements	124,191	5,257	4.23%	114,768	4,035	3.52%	166,058	5,260	3.17%
Other borrowings	24,571	2,175	8.73%	39,990	3,293	8.23%	43,666	3,174	7.27%
Total long-term borrowings	219,915	10,688	4.81%	282,739	12,873	4.55%	410,544	16,695	4.07%
Total borrowed funds	457,057	22,523	4.87%	493,701	23,316	4.72%	538,857	20,919	3.85%
Total interest-bearing liabilities	1,485,045	59,498	3.99%	1,495,693	55,577	3.72%	1,475,799	43,469	2.94%
Non-interest-bearing deposits	172,571			167,440			158,693
Other liabilities	15,707			15,604			16,253
Total liabilities	1,673,323			1,678,737			1,650,745
Total stockholders’ equity	198,794			190,293			177,940
Total liabilities and
stockholders’ equity	$ 1,872,117			$ 1,869,030			$ 1,828,685
Interest rate spread		$ 55,417	2.87%		$ 54,887	2.89%		$ 53,954	3.04%
Interest income/earning assets			6.86%			6.61%			5.98%
Interest expense/earning assets			3.54%			3.32%			2.66%
Net interest margin			3.32%			3.29%			3.32%
(1)	Average balances are based on carrying value.
(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% Federal statutory tax rate.
(3)
Nonaccrual and impaired loans are included in the average loan balances.  Related interest income earned on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income.  Loan fees included in interest income were immaterial for all periods presented.

(4)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.

The following table details the calculation of FTE net interest income for the years ended December 31:

	2007	2006	2005
(Dollars in thousands)
Net interest income, as reported	$ 53,921	$ 53,217	$ 52,306
Taxable equivalent adjustments	1,496	1,670	1,648
Fully tax-equivalent net interest income	$ 55,417	$ 54,887	$ 53,954

The following table provides an analysis of the changes in net interest income:
(Dollars in thousands)	Change from 2006 to 2007 (1)			Change from 2005 to 2006 (1)
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
INTEREST INCOME:
Short-term investments	$ (22)	$ 12	$ (10)	$ 41	$ 67	$ 108
Investment Securities: (2)
Taxable	(121)	1,350	1,229	(1,301)	2,042	741
Nontaxable	(464)	2	(462)	45	(1)	44
Total investment income	(585)	1,352	767	(1,256)	2,041	785
Loans:
Commercial	1,833	1,599	3,432	5,996	5,696	11,692
Real estate	(1,333)	851	(482)	(1,730)	1,672	(58)
Consumer	741	3	744	808	(294)	514
Total loan income	1,241	2,453	3,694	5,074	7,074	12,148
Total interest income	634	3,817	4,451	3,859	9,182	13,041
INTEREST EXPENSE:
Deposits:
Savings deposits	(58)	(23)	(81)	(149)	(84)	(233)
Interest-bearing transaction	(11)	540	529	(57)	616	559
Money market	964	279	1,243	146	1,585	1,731
Brokered time	(482)	306	(176)	1,161	893	2,054
Retail time	823	2,376	3,199	1,787	3,813	5,600
Total deposit cost	1,236	3,478	4,714	2,888	6,823	9,711
Borrowed funds:
Short-term borrowings	1,306	86	1,392	3,490	2,729	6,219
Long-term borrowings	(3,008)	823	(2,185)	(5,646)	1,824	(3,822)
Total borrowed funds cost	(1,702)	909	(793)	(2,156)	4,553	2,397
Total interest expense	(466)	4,387	3,921	732	11,376	12,108
Net interest income	$ 1,100	$ (570)	$ 530	$ 3,127	$ (2,194)	$ 933
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the dollar amounts of the change in each.
(2)	Presented on a fully tax-equivalent basis.

The ability of financial institutions, including Peoples, to maintain and/or grow net interest income in 2006 and the first half of 2007 was challenging due to an inverted yield curve and a tight credit spread environment.    In the second half of 2007, the yield curve steepened in anticipation of lower overnight funding rates and credit spreads began to widen due to the mounting sub-prime related losses for financial institutions.  Although the reduction in short term interest rates lowered some funding costs, the turmoil within the financial markets caused some liabilities, mainly brokered deposits, to remain at elevated rates.  Due to its sensitivity to falling short-term rates, Peoples was able to stabilize and slightly improve net interest margin in the second half of 2007, but not as much as anticipated since some funding costs remain elevated due to the current market conditions.

Despite these challenges, Peoples experienced slight growth in net interest income in both 2007 and 2006, due in large part to management’s interest rate risk strategy during 2006.  That strategy involved changing the mix of earning assets and funding sources by using investment portfolio cash flows to fund higher yielding loans, while at the same time growing retail deposit balances in order to reduce the amount of, and reliance on, wholesale funding sources that generally carry higher market rates of interest.  While this strategy produced additional net interest income, net interest margin has remained basically flat due to the competitive interest rate environment.

Peoples saw continued loan growth into the first half of 2007, but began to experience significant loan payoffs at the end of the second quarter of 2007.  To maintain earning asset levels, Peoples increased its holdings of investment securities in the second half of 2007 to replace the loan payoffs of the second quarter of 2007.  The newly added investment securities were not at the same yield as the loan payoffs, thus having a negative impact on margin.  Although this asset mix shift did occur during 2007, the average loan balance for 2007 was up versus 2006, but year ending loans balance was down from the prior year.  Consequently, average investment securities balance for 2007 was down versus 2006, but year ending investment securities balance was up from the prior year.

In 2007, Peoples’ funding costs increased due to matured deposits and borrowings being replaced at current, higher market rates.  These factors tempered the overall improvement in net interest income and margin in 2007.  However, management controlled the overall increase in funding costs by adjusting the mix of wholesale funding by repaying higher-costing funds, such as the junior subordinated notes held by PEBO Capital Trust II, using other lower cost borrowings.  In the later half of 2007, Peoples’ funding costs benefited from management reducing certain deposit rates and taking advantage of lower cost funding available in the market place in response to the Federal Reserve’s actions to decrease short-term interest rates.

Detailed information regarding changes in Peoples’ Consolidated Balance Sheets can be found under appropriate captions of the “FINANCIAL CONDITION” section of this discussion.  Additional information regarding Peoples’ interest rate risk and the potential impact of interest rate changes on Peoples’ results of operations and financial condition can be found later in this discussion under the caption “Interest Rate Sensitivity and Liquidity”.

Provision for Loan Losses
Peoples’ provision for loan losses totaled $4.0 million in 2007, compared to $3.6 million and $2.0 million in 2006 and 2005, respectively.  A portion of the provision relates to the Overdraft Privilege program, which totaled $0.6 million, $0.7 million and $0.5 million in 2007, 2006 and 2005, respectively. The provision for loan losses is based on management’s quarterly evaluation of the loan portfolio described in the “Critical Accounting Policies” section of this discussion, which considers changes in Peoples’ overall loan quality and estimated losses inherent in the loan portfolio.  The higher provisions in both 2007 and 2006 were primarily the result of losses associated with a limited number of larger loan relationships.

When expressed as a percentage of average loans, the provision was 0.35% in 2007, 0.33% in 2006 and 0.19% in 2005.  Management believes the provisions were appropriate for the overall quality, inherent risk and volume concentrations of Peoples’ loan portfolio.  Future provisions for loan losses will be based on the results of management’s formal analysis of the adequacy of the allowance for loan losses and procedural discipline used to estimate the amount of credit losses probable within the loan portfolio.  Additional information regarding changes in Peoples’ allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Non-Interest Income
Peoples generates non-interest income, which excludes gains and losses on investments and assets, from six primary sources: deposit account service charges, trust and investment activities, insurance commissions, electronic banking (“e-banking”), mortgage banking and business owned life insurance (“BOLI”).  In recent years, Peoples has focused on reducing its reliance on net interest income by growing non-interest income, especially fee-based revenues not affected by interest rate changes.  Non-interest income grew 3% in 2007 and 7% in 2006, due mostly to higher trust and investment income, e-banking revenues and insurance commissions.  As a result, non-interest income accounted for 36.8% of Peoples’ total revenues in 2007, compared to 36.3% in 2006 and 35.3% in 2005.

Service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided, comprised the largest portion of Peoples’ non-interest revenue.  Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs, as well as similar to fees charged in Peoples’ markets by competitors.  The following table details Peoples’ deposit account service charges:

(Dollars in thousands)	2007	2006	2005
Overdraft fees	$ 6,818	$ 6,868	$ 6,595
Non-sufficient funds fees	1,965	2,107	1,895
Other fees and charges	1,107	1,240	1,311
Total deposit account service charges	$ 9,890	$ 10,215	$ 9,801

Deposit account service charges were lower in 2007 due to the impact of higher than normal fee waivers early in the year.  Management was successful in limiting the amount of fee waivers in the second half of 2007, resulting in a 2% increase in fourth quarter 2007 deposit account service charges over the prior year fourth quarter.  In 2006, deposit account service charges increased due in part to Peoples’ efforts to grow core deposits and add new customers.   The amount of deposit account service charges ultimately recognized by Peoples in the future, particularly overdraft and non-sufficient funds fees, is largely dependent on the timing and volume of customer activity.

Insurance commissions also comprise a significant portion of Peoples’ total non-interest income.  The following table details Peoples’ insurance commissions:

(Dollars in thousands)	2007	2006	2005
Property and casualty insurance	$ 7,997	$ 7,765	$ 7,397
Contingent performance based commissions	817	1,041	511
Life and health insurance	596	568	547
Credit life and A&H insurance	158	164	142
Total insurance commissions	$ 9,568	$ 9,538	$ 8,597

Property and casualty insurance sales commissions’ growth continued in 2007, as increased production more than offset the impact of lower pricing margins within the insurance industry.  The bulk of the contingent performance based commission income is earned annually by Peoples during the first quarter of the year and is based on a combination of factors, including loss experience of insurance policies sold, production volumes and overall financial performance of the insurance industry during the preceding year.  As a result, the amount of contingent income recognized by Peoples is difficult to predict and could fluctuate from year to year.

Peoples’ trust and investment income is comprised of revenue generated from its fiduciary activities and the sale of investments.  The following table details Peoples’ trust and investment revenues:

(Dollars in thousands)	2007	2006	2005
Fiduciary	$ 4,099	$ 3,508	$ 3,366
Brokerage	884	750	646
Total trust and investment income	$ 4,983	$ 4,258	$ 4,012

Over the last two years, Peoples has experienced growth in assets under management from the addition of seasoned sales personnel, coupled with an increase in cross sales from retail banking operations.  At December 31, 2007, trust and brokerage assets under management had a market value of $1.02 billion, compared to $932.3 million at year-end 2006 and $737.2 million at year-end 2005.  These increases accounted for the 17% increase in income for 2007 and 6% increase for 2006.

Peoples’ e-banking services include ATM and debit cards, direct deposit services and Internet banking, and serve as alternative delivery channels to traditional sales offices for providing services to clients.  E-banking revenues have remained strong in both 2007 and 2006, increasing 14% and 10%, respectively, from the combination of an increase in the number of deposit relationships with debit cards and higher volumes of debit card activity.  At December 31, 2007, Peoples had 37,427 deposit relationships with debit cards, or 53% of all eligible deposit accounts, compared to 35,896 relationships, or 52% of eligible accounts, at year-end 2006 and 32,030 relationships, or 49% of eligible accounts at December 31, 2005.  In 2007, Peoples’ customers used their debit cards to complete $231 million of transactions, versus $194 million in 2006 and $162 million in 2005, representing increases of 18% and 20%, respectively.

Peoples’ mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed-rate real estate loans to the secondary market and are largely dependent on customer demand and interest rates in general.  Mortgage-banking income increased 7% in 2007, due to a higher volume of loans sold.  In 2006, mortgage-banking income was flat, due mostly to a net loss of $187,000 in 2005 from the sale of $11.6 million of fixed-rate loans acquired in a banking office purchase in late 2004.

Income generated by Peoples’ BOLI investment serves to enhance operating efficiency by partially offsetting rising employee benefit costs.  Changes in the interest rate environment can have an impact on the associated investment funds and thus the amount of BOLI income recognized by Peoples.  Management monitors the performance of Peoples’ BOLI and may make adjustments to improve the income streams and overall performance.  Still, management believes BOLI provides a better long-term vehicle for funding future employee benefit costs, and offsetting the related expense, than alternative investment opportunities with similar risk characteristics.

Non-Interest Expense
Salary and benefit costs represent Peoples’ largest non-interest expense, accounting for over 50% of total non-interest expense, which is inherent in a service-based industry such as financial services.  The following table details Peoples’ salaries and benefit costs:
(Dollars in thousands)	2007	2006	2005
Salaries and wages	$ 17,403	$ 17,013	$ 17,239
Sales-based and incentive compensation	3,985	3,373	3,139
Employee benefits	3,965	3,761	3,813
Payroll taxes and other employment-related costs	2,199	2,031	2,400
Total salaries and benefit costs	$ 27,552	$ 26,178	$ 26,591
Full-time equivalent employees:
Actual at December 31	559	547	531
Average during the year	554	539	534

Salaries and wages have increased from the combination of normal annual merit increases and the higher number of full-time equivalent employees.  However, larger deferrals of salaries considered direct loan origination costs caused an overall reduction of salaries and wages in 2006 from 2005.  The increases in sales-based and incentive compensation over the same period reflects higher insurance and investment sales-based compensation, which was offset by decreased incentive compensation for incentive plans based on Peoples’ earnings results.

Peoples’ employee benefit costs have been impacted by a steady increase in medical costs in recent years, coupled with the adoption of new stock-based compensation accounting rules effective January 1, 2006.  These increases have been tempered by lower pension costs, due in part to the non-recurrence of pension settlement charges.  In 2005, Peoples incurred pension settlement charges of $679,000 as a result of lump sum payments to participants from Peoples’ defined benefit pension plan during 2005, while no such charges were incurred in either 2007 or 2006.

In 2007, Peoples recognized compensation expense of $391,000 versus $280,000 in 2006, related to stock options and other share-based awards made after January 1, 2006.  In prior years, Peoples had not recognized any stock-based employee compensation expense related to the granting of stock options.  The amount of stock-based compensation expense recognized annually is impacted by several factors, including the level and types of awards granted, the grant date fair value and length of the requisite service periods.  Additional information regarding Peoples’ stock-based compensation plans and awards can be found in Note 16 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Peoples’ net occupancy and equipment expenses have remained fairly stable over the last two years, due in part to recent efforts to improve operating efficiencies, and were comprised of the following:
(Dollars in thousands)	2007	2006	2005
Depreciation	$ 2,061	$ 2,128	$ 2,264
Repairs and maintenance costs	1,142	1,056	1,035
Net rent expense	660	630	757
Property taxes, utilities and other costs	1,435	1,438	1,255
Total	$ 5,298	$ 5,252	$ 5,311

Depreciation expense decreased in both 2007 and 2006 as the result of existing assets becoming fully depreciated, coupled with fewer shorter-lived assets, such as computers and other office equipment, being placed in service. Peoples incurred higher property taxes and utility costs from general increases in real estate values and energy costs where Peoples operates.

Peoples’ intangible asset amortization expense decreased in both 2007 and 2006 from the use of an accelerated method of amortization for its customer-related intangibles.  As a result, amortization expense will continue to be lower in subsequent years based on the intangible assets included on Peoples’ Consolidated Balance Sheets at December 31, 2007.

Professional fees and other third-party services, which include accounting, legal and other professional expenses, experienced a 9% decline in 2007 over the prior year.  This decrease reflects the greater utilization of external legal and consulting services for the review and administration of various employee benefit plans during 2006, which was also the primary factor driving the 8% increase in professional fees compared to 2005.   Management anticipates professional fees for 2008 to be comparable to the amount incurred for 2007.

Marketing and public relations expense, which includes the cost of advertising, public relations and charitable contributions, decreased 9% in 2007 mostly attributable to a reduction in costs associated with Peoples’ direct mail and gift campaigns initiated in late 2005.   Compared to 2005, marketing costs were up 7% in 2006, reflecting a full-year’s impact of the direct mail and gift campaigns.  Management expects marketing expense in 2008 to be comparable to the amount incurred in 2007.

Peoples’ bankcard costs, which consist primarily of debit card and ATM processing fees, have risen steadily in recent years, with much of the increases corresponding directly to the higher volumes of customer activity and additional debit cards issued to customers.   These factors have also produced a greater increase in the related bankcard revenue, including Peoples’ e-banking income, over the same periods.  Nearly one-third of the increase in bankcard costs during 2007 was attributable to additional losses from fraudulent bankcard activity and Peoples’ proportionate share of the liabilities associated with its membership in the Visa USA network, detailed in Note 18 of the Notes to the Consolidated Financial Statements.

Peoples is subject to franchise taxes, which are based largely on Peoples Bank’s equity at year-end, in the states where it has a physical presence.  Overall, state franchise taxes have been flat over the last two years, from relatively stable equity levels at Peoples Bank, although the amount of franchise tax expense recognized in 2007 was lower due to the Ohio Franchise Tax Settlement.  Management expects franchise tax expense to return to more historic levels in 2008 due to relatively stable equity levels at Peoples Bank.  Peoples’ regularly evaluates the capital position of Peoples’ direct and indirect subsidiaries from both a cost and leverage perspective.  Ultimately, management seeks to optimize Peoples’ consolidated capital position through allocation of capital, which is intended to enhance profitability and shareholder value.

Income Tax Expense
Peoples’ effective income tax rate was 23.3% in 2007, compared to 26.7% in 2006 and 27.1% in 2005.  A reconciliation of income tax expense and effective tax rate to the statutory tax rate can be found in Note 11 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.  In 2008, management expects a modest increase in Peoples’ effective tax rate from a lower utilization of tax credits.

Peoples has made tax-advantaged investments in order to manage its effective tax rate and overall tax burden.  The amount of tax-advantaged investments totaled $143.2 million, $140.4 million and $155.9 million at December 31, 2007, 2006, 2005, respectively.  The lower investment at year-end 2006 was due mainly to the sale of $11 million of tax-exempt securities in late 2006.  Depending on economic and regulatory conditions, Peoples may make additional investments in various tax credit pools and other tax-advantaged assets.

FINANCIAL CONDITION

Cash and Cash Equivalents
Peoples considers cash and cash equivalents to consist of Federal Funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid.  The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples’ liquidity needs.  At December 31, 2007, cash and cash equivalents totaled $45.2 million, up 14% from year-end 2006, due mostly to additional items in process of collection.

Management believes the current balance of cash and cash equivalents, along with the availability of other funding sources, will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.  Further information regarding Peoples’ cash flows and liquidity can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
The following table details Peoples’ investment portfolio at December 31:
(Dollars in thousands)	2007	2006	2005
Obligations of U.S. Treasury and government agencies	$ 197	$ 282	$ 526
Obligations of U.S. government-sponsored agencies	84,457	130,600	109,847
Obligations of states and political subdivisions	69,247	53,938	69,482
Mortgage-backed securities	358,683	304,413	353,084
Other securities	52,879	59,500	56,374
Total investment securities, at fair value	$ 565,463	$ 548,733	$ 589,313
Total amortized cost	$ 559,211	$ 550,239	$ 591,002
Net unrealized gain (loss)	$ 6,252	$ (1,506)	$ (1,689)

Overall, the composition of Peoples’ investment portfolio has remained comparable in recent periods.  The higher investment in mortgage-backed securities and tax-exempt municipal securities at year-end 2007 reflects management’s efforts to minimize the impact of the significant commercial loan payoffs and prepayments of other investment securities during 2007, as well as manage Peoples’ tax burden.  A portion of the investment purchases were made to take advantage of attractive yields during the third quarter of 2007 and to pre-fund expected near-term investment portfolio cash flows from calls and normal principal paydowns.  At December 31, 2006, the investment in mortgage-backed securities was down compared to year-end 2005, as the result of management using the majority of the principal runoff during 2006 to fund loan growth and for other corporate liquidity purposes, while the investment in municipal securities decreased due largely to the December 2006 sale.  Additional information regarding the composition of the investment portfolio can be found in Note 3 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

In 2008, Peoples will continue to actively manage the investment portfolio and may adjust the size or composition based on, among other factors, changes in the loan portfolio, liquidity needs and interest rate conditions.

Included in the other securities category are four separate collateralized debt obligation (“CDO”) investment securities, which accounted for $2.9 million of the other-than-temporary impairment charge recognized in 2007.  During 2007, the market value of the CDO securities held by Peoples declined due to continued liquidity and credit concerns.  Approximately 90% of the CDO portfolio's collateral pools are comprised primarily of bank-issued trust preferred securities and other debt obligations issued by financial services companies, with the remainder comprised of trust preferred securities issued by insurance companies and real estate investment trusts.  At December 31, 2007, the carrying value of Peoples’ CDO portfolio totaled $6.1 million, of which $5.0 million still maintains BBB or equivalent rating by Fitch and/or Moody's.  The remaining $1.1 million are 100% bank income notes originated in 2001 and 2002, and were never rated.

Loans
The following table details total outstanding loans at December 31:
(Dollars in thousands)	2007	2006	2005	2004	2003
Year-end loan balances:
Commercial, mortgage	$ 513,847	$ 469,934	$ 504,923	$ 450,270	$ 380,372
Commercial, other	171,937	191,847	136,331	126,473	131,697
Real estate, mortgage	237,641	252,726	272,327	303,372	273,378
Real estate, construction	71,794	99,311	50,745	35,423	21,056
Home equity lines of credit	42,706	44,937	43,754	46,593	28,348
Consumer	80,544	72,531	62,737	59,572	78,416
Deposit account overdrafts	2,472	1,108	1,059	1,355	1,510
Credit card	–	–	–	–	221
Total loans	$ 1,120,941	$ 1,132,394	$ 1,071,876	$ 1,023,058	$ 914,998
Average total loans	1,122,808	1,108,575	1,040,029	942,761	894,419
Average allowance for loan losses	(14,775)	(15,216)	(14,930)	(14,974)	(14,093)
Average loans, net of allowance	$ 1,108,033	$ 1,093,359	$ 1,025,099	$ 927,787	$ 880,326
Percent of loans to total loans at December 31:
Commercial, mortgage	45.8%	41.5%	47.1%	44.0%	41.6%
Commercial, other	15.3%	16.9%	12.7%	12.4%	14.4%
Real estate, mortgage	21.2%	22.3%	25.4%	29.7%	29.9%
Real estate, construction	6.4%	8.8%	4.7%	3.5%	2.3%
Home equity lines of credit	3.8%	4.0%	4.1%	4.6%	3.1%
Consumer	7.3%	6.4%	5.9%	5.7%	8.5%
Deposit account overdrafts	0.2%	0.1%	0.1%	0.1%	0.2%
Credit card	–	–	–	–	–
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Over the past several years, Peoples has experienced continued demand for commercial mortgage loans, especially in its more dynamic markets in and around central Ohio, which has been the key driver of Peoples’ loan growth.  Overall, loan production remained steady throughout 2007 as loan balances grew $14.3 million in the fourth quarter of 2007, from commercial mortgage production.  However, higher than normal commercial loan payoffs during most of 2007 resulted in lower loan balances at December 31, 2007, compared to year-end 2006.

The overall trend in Peoples’ construction loan portfolio in recent periods reflects the demand for commercial construction loans, which comprise a significant portion of the outstanding construction loan balances.  However, Peoples’ has experienced increased competition for these and other commercial loans from the capital markets and other financial institutions, which has impacted Peoples’ ability to retain these loans after the initial construction term. The remaining portion of Peoples’ construction balances are comprised of residential and other multifamily construction projects.

The following table details the maturity of Peoples’ commercial and construction loans at December 31, 2007:
(Dollars in thousands) Loan Type	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Commercial, mortgage:
Fixed	$ 15,891	$ 57,728	$ 22,407	$ 96,026
Variable	44,610	33,758	339,453	417,821
Total	$ 60,501	$ 91,486	$ 361,860	$ 513,847

Commercial, other:
Fixed	$ 4,192	$ 42,600	$ 4,093	$ 50,885
Variable	63,631	34,314	23,107	121,052
Total	$ 67,823	$ 76,914	$ 27,200	$ 171,937

Real estate, construction:
Fixed	$ -	$ 3,684	$ 3,143	$ 6,827
Variable	28,002	17,649	19,316	64,967
Total	$ 28,002	$ 21,333	$ 22,459	$ 71,794

Growth of real estate loan balances in recent periods has been impacted by customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with the servicing rights retained.  During the fourth quarter of 2006, Peoples also began selling certain long-term, fixed-rate mortgages to the secondary market with servicing rights released.  Beginning in 2007, Peoples has originated and retained in its loan portfolio certain fixed-rate mortgages, primarily loans with an original maturity of 15 years or less.

Consumer loan growth has occurred due mainly to the efforts of Peoples’ indirect lending area, which also comprises a significant portion of Peoples’ consumer loans.  Peoples’ ability to maintain, or even grow, consumer loans in future quarters continues to be impacted by strong competition for various types of consumer loans, especially automobile loans, as well as availability of alternative credit products, such as home equity credit lines.  Additionally, Peoples’ commitment to originate quality loans based on sound underwriting practices and appropriate loan pricing discipline remains the paramount objective and could limit any future growth.

Loan Concentration
Peoples' loans consist of credits to borrowers spread over a broad range of industrial classifications, with no concentration of loans to borrowers engaged in the same or similar industries that exceed 10% of total loans. Peoples currently has no loans to foreign entities.  Peoples’ largest concentration of loans consist of credits to borrowers in the assisted living facilities and nursing homes industry.  Those loans totaled $54.0 million at both December 31, 2007 and 2006, or 10.5% and 11.5% of total outstanding commercial real estate loans, respectively.  Loans to borrowers in the lodging and lodging related industry also represent a significant portion of Peoples’ commercial real estate loans, totaling $50.6 million at December 31, 2007 and $52.7 million at December 31, 2006, or 9.8% and 11.2%, respectively.  These credits were subjected to Peoples’ normal commercial underwriting standards and did not present more than the normal amount of risk assumed in Peoples’ other commercial lending activities.

These lending opportunities typically have arisen due to the growth of these industries in markets served by Peoples or in neighboring areas, and also from sales associates’ efforts to develop these lending relationships.  Management believes these industrial concentrations do not pose abnormal risk when compared to the risk assumed in other types of lending since these credits have been subjected to Peoples’ normal underwriting standards, which include an evaluation of the financial strength, market expertise and experience of the borrowers and principals in these business relationships.  In addition, a sizeable portion of the loans to lodging and lodging-related companies is spread over various geographic areas and is guaranteed by principals with substantial net worth.

Allowance for Loan Losses
The following table details the changes in the allowance for loan losses for the years ended December 31:

(Dollars in thousands)	2007	2006	2005	2004	2003
Allowance for loan losses:
Allowance for loan losses, January 1	$ 14,509	$ 14,720	$ 14,760	$ 14,575	$ 13,086
Allowance for loan losses acquired	–	–	–	–	573
Gross charge-offs:
Commercial	2,265	3,485	1,745	961	1,036
Real estate	606	361	827	677	449
Consumer	981	631	656	886	1,113
Overdrafts	849	1,007	965	1,130	967
Credit card	–	–	–	133	221
Total gross charge-offs	4,701	5,484	4,193	3,787	3,786
Recoveries:
Commercial	950	578	1,155	487	352
Real estate	202	377	223	186	66
Consumer	513	389	394	431	399
Overdrafts	280	303	327	308	263
Credit card	6	4	26	14	21
Total recoveries	1,951	1,651	2,125	1,426	1,101
Net charge-offs (recoveries):
Commercial	1,315	2,907	590	474	684
Real estate	404	(16)	604	491	383
Consumer	468	242	262	455	714
Overdrafts	569	704	638	822	704
Credit card	(6)	(4)	(26)	119	200
Total net charge-offs (recoveries)	2,750	3,833	2,068	2,361	2,685
Provision for loan losses, December 31	3,959	3,622	2,028	2,546	3,601
Allowance for loan losses, December 31	$ 15,718	$ 14,509	$ 14,720	$ 14,760	$ 14,575
Allowance for loan losses as a percent of total loans	1.40%	1.28%	1.37%	1.44%	1.59%
Ratio of net charge-offs to average loans:
Commercial	0.12%	0.27%	0.06%	0.05%	0.08%
Real estate	0.04%	–	0.06%	0.05%	0.04%
Consumer	0.04%	0.02%	0.03%	0.05%	0.08%
Overdrafts	0.05%	0.06%	0.06%	0.09%	0.08%
Credit card	–	–	–	0.01%	0.02%
Total ratio of net charge-offs to average loans	0.25%	0.35%	0.21%	0.25%	0.30%

In 2007, gross charge-offs remained at higher than historical levels due mostly to losses totaling $2.1 million from six unrelated loan relationships, which includes the impaired commercial relationship disclosed in the fourth quarter of 2006.  That relationship also accounted for $2.9 million of the gross charge-offs in 2006. Gross recoveries for 2007, 2006 and 2005 have been impacted by sizeable, unanticipated recoveries related to a limited number of unrelated loan relationships that have occurred during those years.  These recoveries were attributable to higher than expected proceeds from sale of collateral and, when possible, enforcement of guarantees by the principals.

The allowance is allocated among the loan categories based on the consistent, quarterly procedural discipline described in the “Critical Accounting Policies” section of this discussion.  However, the entire allowance for loan losses is available to absorb future loan losses in any loan category.  The following schedule details the allocation of the allowance for loan losses at December 31:

(Dollars in thousands)	2007	2006	2005	2004	2003
Commercial	$ 14,147	$ 12,661	$ 11,883	$ 11,751	$ 11,232
Real estate	419	957	1,400	1,175	1,234
Consumer	868	596	1,149	1,394	1,594
Overdrafts	284	295	288	327	283
Credit card	–	–	–	113	232
Total allowance for loan losses	$ 15,718	$ 14,509	$ 14,720	$ 14,760	$ 14,575

The significant allocation of the allowance to commercial loans reflects the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio.  The allowance allocated to the real estate and consumer loan portfolios has fluctuated in recent years based on Peoples’ methodology for allocating the allowance to these homogeneous loan pools, which includes a consideration of changes in total balances in those portfolios and historical loss experience.  In prior periods, Peoples had maintained an allowance for credit cards that reflected an estimate of the loss from the retained recourse on the business cards included in the credit card portfolio sale.  This recourse arrangement expired during the second quarter of 2005, eliminating the need for an allocation for credit cards.

Asset quality remains a key focus, as management continues to emphasize loan underwriting quality more than loan growth.  The following table details Peoples’ nonperforming assets:
(Dollars in thousands)	2007	2006	2005	2004	2003
Loans 90+ days past due	$ 378	$ 1	$ 251	$ 285	$ 188
Renegotiated loans	–	1,218	–	1,128	–
Nonaccrual loans	8,980	8,785	6,284	5,130	6,556
Total nonperforming loans	9,358	10,004	6,535	6,543	6,744
Other real estate owned	343	–	308	1,163	392
Total nonperforming assets	$ 9,701	$ 10,004	$ 6,843	$ 7,706	$ 7,136
Nonperforming loans as a percent of total loans	0.83%	0.88%	0.61%	0.64%	0.73%
Nonperforming assets as a percent of total assets	0.51%	0.53%	0.37%	0.43%	0.41%
Allowance for loan losses as a percent of
nonperforming loans	168.0%	145.0%	225.2%	225.6%	216.1%

Peoples’ nonaccrual loans are comprised almost entirely of commercial and real estate loans, with much of the increase isolated to a limited number of commercial relationships.  The loans classified as renegotiated at December 31, 2006, consisted of two commercial loans that were restructured in the second half of 2006 and have returned to performing status.  Interest income on loans classified as nonaccrual and renegotiated at each year-end that would have been recorded under the original terms of the loans was $786,000, $567,000 and $393,000 for 2007, 2006 and 2005, respectively, of which $47,000, $34,000 and $97,000, respectively, was actually recorded consistent with the income recognition policy described in the “Critical Accounting Policies” section of this discussion.

A loan is considered impaired when, based on current information and events, it is probable that Peoples will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement.  The measurement of potential impaired loan losses is generally based on the present value of expected future cash flows discounted at the loan’s contractual effective interest rate, or the fair value of the collateral if the loan is collateral dependent.  If foreclosure is probable, impairment loss is measured based on the fair value of the collateral.  Information regarding Peoples’ impaired loans is included in Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Deposits
Peoples’ deposit balances were comprised of the following at December 31:

(Dollars in thousands)	2007	2006	2005	2004	2003
Retail certificates of deposit	$ 499,684	$ 514,885	$ 465,148	$ 456,850	$ 451,923
Interest-bearing transaction accounts	191,359	170,022	178,030	165,144	157,410
Money market deposit accounts	153,299	134,387	110,372	107,394	104,019
Savings accounts	107,389	114,186	131,221	157,145	171,488
Total retail interest-bearing deposits	951,731	933,480	884,771	886,533	884,840
Brokered certificates of deposits	59,589	129,128	41,786	29,909	9,981
Total interest-bearing deposits	1,011,320	1,062,608	926,557	916,442	894,821
Non-interest-bearing deposits	175,057	170,921	162,729	152,979	133,709
Total deposit balances	$ 1,186,377	$ 1,233,529	$ 1,089,286	$ 1,069,421	$ 1,028,530

Deposit growth has occurred in recent years from Peoples’ ability to attract retail deposits, primarily money market balances and interest-bearing transaction accounts.  Money market balances increased 14% and 22%, in 2007 and 2006, respectively, due to Peoples offering a personal money market product with a very competitive rate.  Interest-bearing transaction account balances grew 13% in 2007, due to higher public funds balances, while balances contracted in 2006, as additional public funds were more than offset by lower consumer balances.  In late 2005, Peoples’ implemented a direct mail and free gift marketing strategy designed to attract new customers and increase non-interest-bearing deposits.  This strategy has resulted in many new customer accounts and higher consumer balances, although the increase in 2007 was attributed more to commercial deposit growth.  Peoples will continue to focus on expanding core deposit balances as a means of reducing reliance on higher costing, wholesale funding source.  However, Peoples’ ability to retain and expand retail deposit balances continues to be impacted by intense competition for deposits within its markets.

In 2007, Peoples reduced its amount of brokered deposits, due to the retail deposit growth and availability of other lower rate wholesale funding.  Management plans to continue using brokered deposits in the future to help manage interest rate sensitivity and liquidity, as well as maintain diversity in funding sources.

The maturities of certificates of deposit with total balances of $100,000 or more at December 31 were as follows:

(Dollars in thousands)	2007	2006	2005	2004	2003
3 months or less	$ 54,557	$ 26,601	$ 25,884	$ 17,772	$ 10,316
Over 3 to 6 months	28,732	47,738	25,628	17,923	18,964
Over 6 to 12 months	20,829	59,084	34,207	14,163	40,701
Over 12 months	40,206	89,049	82,174	76,267	49,765
Total	$144,324	$222,472	$167,893	$126,125	$119,746

Borrowed Funds
At December 31, 2007, borrowed funds totaled $477.0 million, up 12% from $425.1 million at year-end 2006.  The majority of this increase was due to additional advances from the FHLB, both short-term and long-term, which totaled $270.7 million and $229.0 million at December 31, 2007 and 2006, respectively.  In the second half of 2007, management initiated a strategy designed to reduce the impact of repricing of large blocks of funding, such as a $45 million repurchase agreement that matured in January 2008, by “laddering” the maturities of a portion of Peoples’ borrowed funds.  Laddering involves systematically borrowing funds in a given maturity range over a period of time creating a stream of future maturities.  The strategy implemented in the second half of the year primarily targeted the 2-year timeframe.  Additional information regarding Peoples’ borrowed funds can be found in Notes 7 and 8 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Capital/Stockholders' Equity
At December 31, 2007, total stockholders’ equity was $202.8 million, up 3% since year-end 2006 attributed to retained earnings of $9.1 million and comprehensive income of $6.0 million, which was largely offset by a $10.2 million decrease in equity from treasury stock activity.

In 2007, Peoples declared dividends totaling $9.2 million, or $0.88 per share, compared to $8.9 million, or $0.83 per share, in 2006, representing dividend payout ratios of 50.4% and 41.1%, respectively.  While management anticipates Peoples continuing its 42-year history of consistent dividend growth in future periods, Peoples’ ability to pay dividends on its common shares is largely dependent upon dividends from Peoples Bank.  In addition, other restrictions and limitations may prohibit Peoples from paying dividends even when sufficient cash is available.  Further discussion regarding restrictions on Peoples’ ability to pay future dividends can be found in Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, as well as the “Supervision and Regulation -Limits on Dividends and Other Payments” section under Item 1 of this Form 10-K.

At December 31, 2007, Peoples had treasury stock totaling $16.1 million versus $5.9 million at year-end 2006.  In 2007, Peoples repurchased 463,600 common shares, at an average price of $26.21, under the previously announced 2007 Stock Repurchase Program and the stock repurchase program announced November 9, 2007, as well as 7,727 common shares at an average price of $25.95 in conjunction with the deferred compensation plan for directors of Peoples and subsidiaries.  During the same period, Peoples reissued 79,378 treasury shares in connection with stock option exercises and insurance agency acquisitions completed in 2004.  Peoples may repurchase additional common shares in 2008 as authorized under the stock repurchase program announced November 9, 2007 and deemed appropriate by management.

Management uses the tangible capital ratio as one measure of the adequacy of Peoples’ equity.  The ratio, defined as tangible equity as a percentage of tangible assets, excludes the balance sheet impact of intangible assets acquired through acquisitions.  At December 31, 2007, Peoples’ tangible capital ratio was 7.42% compared to 7.10% at December 31, 2006.  The higher ratio compared to the prior year-end is the result of a 5% increase in tangible equity that exceeded a 1% increase in tangible assets.

In addition to monitoring performance through traditional capital measurements (i.e., dividend payout ratios and ROE), Peoples has complied with the capital adequacy standards mandated by the banking regulators.  Peoples and Peoples Bank were categorized as well-capitalized institutions at December 31, 2007, based on the most recent regulatory notification.  Further information regarding Peoples and Peoples Bank’s risk-based capital ratios can be found in Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Interest Rate Risk
Interest rate risk (“IRR”) is one of the most significant risks for Peoples, as well as the entire financial services industry, primarily arising in the normal course of business.  IRR is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as market values of financial assets and liabilities.  Peoples’ exposure to IRR is due primarily to differences in the maturity or repricing of earning assets and interest-bearing liabilities.  In addition, other factors, such as prepayments of loans and investment securities or early withdrawal of deposits, can expose Peoples to IRR and increase interest costs or reduce revenue streams.

Peoples has assigned overall management of IRR to Peoples’ ALCO, which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level and amount of IRR.  The objective of Peoples’ IRR policy is to encourage adherence to sound fundamentals of banking, while allowing sufficient flexibility to meet the challenges and opportunities of changing markets.

While the ALCO uses various methods to assess and monitor the level of Peoples’ IRR, the ALCO predominantly relies on simulation modeling in its overall management of IRR since it estimates the impact of potential changes in interest rates on Peoples’ future earnings and projected fair value of equity.

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

The ALCO has established limits on changes in net interest income and the economic value of equity.  The ALCO limits the decrease in net interest income to 15% or less from base case for each 200 basis point shift in interest rates measured over a twelve-month period.  The ALCO limits the negative impact on net equity to 30% or less given an immediate and sustained 200 basis points shift in interest rates.  The following table is illustrates the estimated earnings and economic value at risk at December 31, 2007 (dollars in thousands):

Immediate Interest Rate Increase (Decrease) in Basis Points	Estimated (Decrease) Increase In Net Interest Income		Estimated Decrease in Economic Value of Equity
200	$ (5,276)	(9.7)%	$ (19,186)	(7.6)%
100	(2,264)	(4.2)%	(7,830)	(3.1)%
(100)	1,152	2.1%	(3,691)	(1.5)%
(200)	$ 1,234	2.3%	$ (15,915)	(6.3)%

The ALCO also monitors the timing difference between the maturity or repricing of earning assets and interest-bearing liabilities, which is known as the sensitivity gap, focusing on the one-year cumulative gap position in assessing IRR. At December 31, 2007, Peoples’ one-year cumulative gap amount was negative 9.0% of earning assets, which represented $151.2 million more in liabilities than assets that may contractually reprice or mature during that period.  This compares to a one-year cumulative gap of negative 17.3% of earning assets, or $292.7 million more in liabilities than assets, at year-end 2006.  In 2007, Peoples’ gap position became less liability sensitive due in part to management selectively extending maturities on some borrowed funds as part of its ladder strategy, coupled with a slight increase in customer preference for deposits with terms greater than one year.

At December 31, 2007, Peoples’ interest rate risk analysis showed that Peoples remains liability sensitive, which indicates an immediate and sustained increase in interest rates would negatively impact net interest income primarily due to more liabilities repricing upward than assets repricing. Conversely, a decrease in interest rates provides slightly higher net interest income.  Improvement in asset yields in a rising rate environment may be limited by variable rate loans that may reach their annual interest rate cap, or potentially their lifetime interest rate cap, and a slow down in the prepayment amounts on loans and mortgage-backed securities, producing less cash flow to reinvest at current interest rates.  Further, Peoples’ interest-bearing liabilities do not possess the same level of optionality or repricing characteristics as earning assets.  Specifically, management administers the rates paid on certain deposits, and thus, can control the change in rates in a rising rate environment and may decrease rates more quickly in a declining rate environment, which may mitigate some of the IRR exposure.

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

Typically, the main source of liquidity for Peoples is deposit growth.  Liquidity is also provided by cash generated from earning assets such as maturities, calls, principal payments and interest income from loans and investment securities.  Peoples also uses various wholesale funding sources to supplement funding from customer deposits.  These external sources also provide Peoples with the ability to obtain large quantities of funds in a relatively short time period in the event of unanticipated cash needs.

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

In 2007, net cash from operations of $30.9 million was mostly offset by cash used in investing and financing activities of $10.4 million and $15.1 million, respectively, resulting in a $5.4 million increase in cash and cash equivalents.  Purchases of new investment securities exceeded the cash flows from maturities, calls and principal payments and accounted for most of the cash used in investing activities, while the more active treasury stock purchases accounted for most of the cash consumed by financing activities.   In comparison, cash and cash equivalents were flat in 2006, as net cash from operations of $31.0 million and $0.4 million from financing activities were used in investing activities.  Much of the cash used in investing activities was for net loan growth.  While a portion of the loan growth was funded by net cash flow from the investment portfolio, while the remaining amount was funded by the cash from operations. At December 31, 2007, Peoples had available borrowing capacity of approximately $261 million through its wholesale funding sources, along with unpledged investment securities of approximately $59 million that can be utilized as an additional source of liquidity.

The net liquidity position of Peoples is calculated by subtracting volatile funds from liquid assets.  Peoples’ volatile funds consist of deposits that are considered short-term in nature along with a variable-rate loan from an unrelated institution.  Liquid assets include short-term investments and unpledged available-for-sale securities.  At December 31, 2007, Peoples’ net liquidity position was $36.4 million, or 1.9% of total assets, compared to $27.1 million, or 1.4% of total assets, at December 31, 2006.  The liquidity position as of both dates was within Peoples’ policy limit of negative 10% of total assets.

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

The following is a summary of Peoples’ significant off-balance sheet activities and contractual obligations.Detailed information regarding these activities and obligations can be found in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K as follows:

Activity or Obligation	Note
Off-balance sheet credit-related financial instruments	12
Interest rate contracts	12
Low-income housing tax credit investments	12
Operating lease obligations	5
Long-term debt obligations	8
Junior subordinated notes held by subsidiary trusts	9

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

At December 31, 2007, Peoples held an option to initiate an interest rate swap with a notional amount of $17 million.  This interest rate contract is carried at fair value on Peoples’ Consolidated Balance Sheets, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date.  As a result, the amounts recorded do not represent the amounts that may ultimately be paid or received under this contract.  Peoples may consider using other interest rate contracts or derivatives in the future, as deemed appropriate by management and the ALCO, to help manage Peoples’ interest rate risk position.

Peoples also has commitments to make additional capital contributions in low-income housing tax credit funds, consisting of a pool of low-income housing projects.  As a limited partner in these funds, Peoples receives federal income tax benefits, which assist Peoples in managing its overall tax burden.  Since the future contributions are conditioned on certain future events, the total amount of future equity contributions at December 31, 2007, is not reflected on the Consolidated Balance Sheets.

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

The following table details the aggregate amount of future payments Peoples is required to make under certain contractual obligations as of December 31, 2007:

		Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$ 231,979	$ 53,682	$ 94,502	$ 72,706	$ 11,089
Junior subordinated notes held by subsidiary trusts (1)	22,460	–	–	–	22,460
Operating leases	5,150	690	1,258	1,193	2,009
Time deposits	559,273	399,696	136,961	22,378	238
Total	$ 818,862	$454,068	$232,721	$ 96,277	$ 35,796
(1)Amounts reflect solely the minimum required principal payments.

Management does not anticipate Peoples’ current off-balance sheet activities and contractual obligations will have a material impact on future results of operations and financial condition based on past experience.

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

Future Outlook
In 2007, management continued its strategy to diversify revenues, improve operating efficiency and reduce reliance on net interest income.  Peoples also experienced growth in core deposits, which helped improve net interest margin and reduce our reliance on wholesale funding sources.  While Peoples’ near-term performance could be influenced by further deterioration of economic conditions, management’s primary focus in 2008 will be on earnings quality and conservative growth.  Management also believes Peoples’ capital position remains strong and will serve as a source of strength during these times of uncertainty.

In late 2007, Peoples benefited from its liability sensitivity interest rate position and proactive management of the balance sheet, as short-term market rates fell in response to the Federal Reserve lowering short-term rates.  At year-end, Peoples’ interest rate modeling indicated further reductions in rates, which materialized in early 2008, should result in a slight increase in net interest income over the next twelve months.  However, management believes Peoples will experience even more competitive loan and deposit pricing, as well as an increase in demand from customers to refinance existing loans to lower rates, due to the magnitude of the interest rate cuts and the expectation of further reductions in the near term.  While these factors could mitigate much of the expected benefit of lower market rates, Peoples’ net interest margin and income remain inherently difficult to predict and manage.

The securities portfolio will continue to be a significant portion of the earning asset base for Peoples in 2008.  Peoples will continue to manage the interest rate and credit risk within the securities portfolio in both isolation and aggregate form in relation to the rest of the balance sheet While management expects to take actions to reduce risk exposures,Peoples may be required to record additional other-than-temporary impairment charges on securities held within the investment portfolio, due to the uncertainty that exists in the financial markets.

Non-interest income growth occurred in 2007, due to good production from Peoples’ wealth management group.  In 2008, Peoples will continue to focus on growing such revenues through the addition of skilled sales personnel.  Management also expects Peoples’ renewed focus on customer-focused delivery of financial services to increase cross-sale activity among its business lines, which in turn enhances the customer experience and should produce additional non-interest revenues.

Operating expense growth has been minimal over the last couple years from management’s efforts to improve efficiencies.  In 2008, non-interest expenses are expected to increase 3% to 5%, as continued investments in new sales associates, technology, a full year’s expense of the new financial services office in Huntington, West Virginia, and a return to more historic levels for franchise tax expense will combine to increase operating expenses.

Loan growth remains a key component of Peoples’ long-term strategic goals, and management believes lending opportunities exist in Peoples’ markets.  In 2008, Peoples will continue to emphasis maintaining loan quality rather than simply generating loans for the sake of growth, especially considering the current uncertain economic conditions.  Further, some commercial loan payoffs are expected to occur again during 2008.  Consequently, loan growth will be challenged in the early parts of the year, and management expects loan growth to be flat or minimal in 2008.

Peoples’ long-standing commitment to sound loan underwriting practices has produced consistently good asset quality.  In 2008, management anticipates that net loan charge-offs will be in the range of 0.20% to 0.30% of average loans, similar to the rates experienced over the last five years.  Management also expects the provision for loan losses to be comparable to the amount provided in 2007, assuming loan quality remains consistent.  Any improvements could cause the provision to be lower, although the amounts recognized each quarter will continue to be based on management’s evaluation of the adequacy of the allowance for loan losses.

Growing core deposit balances to reduce Peoples’ reliance on higher cost wholesale funding sources will remain a point of emphasis in 2008, although competition for such core deposits is fierce and could make it difficult for Peoples to build on its recent success.  Still, Peoples’ sales associates are also focused on developing long-term relationships and uncovering other financial needs of these new customers, while at the same time expanding relationships with existing customers, and working to deliver the right financial products and services to Peoples’ growing customer base.

In recent years, Peoples has been successful at growing its business and revenues through strategic acquisitions and expansion.  Economic conditions in several markets served by Peoples remain reasonable, and, consequently, management believes attractive opportunities for above average growth potential exist in these markets.  Further, management believes Peoples’ capital position remains at levels that will support disciplined balance sheet growth opportunities.  The evaluation of potential acquisitions will be more strenuous and selective, especially considering the value of capital during difficult economic times.  Ultimately, any future expansion will be driven by growth opportunities in both deposits and loans.

In 2007, Peoples returned value to its shareholders through the combination of increased dividends and more active treasury purchases.  While 461,400 common shares remain authorized for repurchase under the stock repurchase program announced November 9, 2007, management expects Peoples to be less active with purchases in 2008, compared to the amount purchased during 2007.

While the need to generate short-term results is understood, management believes its disciplined, long-term approach to improving earnings through diversification of the revenue base will allow Peoples’ to build the greatest value for shareholders.  Peoples remains a service-oriented company with a focus to satisfy clients through a relationship sales process.  Through this process, sales associates work to anticipate, uncover and solve their clients’ every financial need, from insurance to banking to investment services.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Please refer to the section captioned “Interest Rate Sensitivity and Liquidity” under Item 7 of this Form 10-K, which section is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements and accompanying notes, and the report of independent registered public accounting firm, are set forth immediately following Item 9B of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No response required.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of December 31, 2007.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Chief Financial Officer and Treasurer have concluded that:

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

(c)	Peoples’ disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting
The “Report of Management’s Assessment of Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 48 of this Annual Report on Form 10-K.

Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting” required by Item 308(b) of SEC Regulation S-K is included on page 49 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
During the fourth quarter of Peoples’ fiscal year ended December 31, 2007, no significant changes were made in Peoples’ internal control over financial reporting that have materially effected, or are reasonably likely to materially effect, Peoples’ internal control over financial reporting.

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

With the supervision and participation of its President and Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management assessed the effectiveness of Peoples’ internal control over financial reporting as of December 31, 2007, and, based on this assessment, has concluded Peoples’ internal control over financial reporting is effective as of that date.

Peoples’ independent registered public accounting firm, Ernst & Young LLP has audited the Consolidated Financial Statements included in this Annual Report and has issued an attestation report on Peoples’ internal control over financial reporting.

/s/ MARK F. BRADLEY                                                           /s/ CAROL A. SCHNEEBERGER.
Mark F. Bradley                                                                                                                 Carol A. Schneeberger
President and Chief Executive Officer                                                                            Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Peoples Bancorp Inc.

We have audited Peoples Bancorp Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Peoples Bancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Peoples Bancorp Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Bancorp Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion thereon.

Charleston, West Virginia
February 29, 2008

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Shareholders of Peoples Bancorp Inc.

We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of Peoples Bancorp Inc.’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Bancorp Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peoples Bancorp Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008, expressed an unqualified opinion thereon.

Charleston, West Virginia
February 29, 2008

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	December 31,
Assets	2007	2006
Cash and cash equivalents:
Cash and due from banks	$ 43,275	$ 35,405
Interest-bearing deposits in other banks	1,925	1,101
Federal funds sold	-	3,300
Total cash and cash equivalents	45,200	39,806

Available-for-sale investment securities, at estimated fair value (amortized
cost of $559,211 and $550,239 at December 31, 2007 and 2006, respectively)	565,463	548,733

Loans, net of deferred fees and costs	1,120,941	1,132,394
Allowance for loan losses	(15,718)	(14,509)
Net loans	1,105,223	1,117,885

Loans held for sale	1,994	1,041
Bank premises and equipment, net	24,803	23,455
Business owned life insurance	50,291	48,630
Goodwill	62,520	61,373
Other intangible assets	5,509	7,479
Other assets	24,550	26,853
Total assets	$ 1,885,553	$ 1,875,255

Liabilities
Deposits:
Non-interest-bearing	$ 175,057	$ 170,921
Interest-bearing	1,011,320	1,062,608
Total deposits	1,186,377	1,233,529

Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	35,041	36,683
Federal Home Loan Bank advances	187,500	158,200
Total short-term borrowings	222,541	194,883

Long-term borrowings	231,979	200,793
Junior subordinated notes held by subsidiary trusts	22,460	29,412
Accrued expenses and other liabilities	19,360	19,469
Total liabilities	1,682,717	1,678,086

Stockholders’ Equity
Common stock, no par value, 24,000,000 shares authorized,
10,925,954 shares issued and 10,889,242 shares issued at December 31, 2007
and 2006, respectively, including shares in treasury	163,399	162,654
Retained earnings	52,527	43,439
Accumulated comprehensive income (loss), net of deferred income taxes	3,014	(2,997)
Treasury stock, at cost, 629,206 shares and 237,257 shares at December 31, 2007
and 2006, respectively	(16,104)	(5,927)
Total stockholders’ equity	202,836	197,169
Total liabilities and stockholders’ equity	$ 1,885,553	$ 1,875,255
          See Notes to Consolidated Financial Statements

          PEOPLES BANCORP INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005
Interest Income:
Interest and fees on loans	$ 85,035	$ 81,329	$ 69,188
Interest and dividends on taxable investment securities	25,647	24,418	23,676
Interest on tax-exempt investment securities	2,567	2,867	2,839
Other interest income	170	180	72
Total interest income	113,419	108,794	95,775
Interest Expense:
Interest on deposits	36,975	32,261	22,550
Interest on short-term borrowings	11,835	10,443	4,224
Interest on long-term borrowings	8,513	10,271	14,217
Interest on junior subordinated notes held by subsidiary trusts	2,175	2,602	2,478
Total interest expense	59,498	55,577	43,469
Net interest income	53,921	53,217	52,306
Provision for loan losses	3,959	3,622	2,028
Net interest income after provision for loan losses	49,962	49,595	50,278
Other Income:
Deposit account service charges	9,890	10,215	9,801
Insurance commissions	9,568	9,538	8,597
Trust and investment commissions	4,983	4,258	4,012
Electronic banking income	3,524	3,080	2,790
Business owned life insurance	1,661	1,637	1,740
Mortgage banking income	885	825	826
(Loss) gain on investment securities	(6,062)	265	539
Gain on sale of banking offices	–	454	–
Other income	915	853	862
Total other income	25,364	31,125	29,167
Other Expenses:
Salaries and employee benefits	27,552	26,178	26,591
Net occupancy and equipment	5,298	5,252	5,311
Professional fees	2,246	2,465	2,276
Data processing and software	2,210	1,905	1,924
Amortization of other intangible assets	1,934	2,261	2,669
Bankcard costs	1,617	1,284	1,188
Marketing	1,515	1,659	1,554
Franchise tax	973	1,760	1,793
Other expense	8,107	8,533	8,036
Total other expenses	51,452	51,297	51,342
Income before income taxes	23,874	29,423	28,103
Income taxes:
Current	6,548	8,121	8,539
Deferred	(988)	(256)	(935)
Total income taxes	5,560	7,865	7,604
Net income	$ 18,314	$ 21,558	$ 20,499

Earnings per share:
Basic	$ 1.75	$ 2.03	$ 1.96
Diluted	$ 1.74	$ 2.01	$ 1.94

Weighted-average number of shares outstanding:
Basic	10,462,933	10,606,570	10,444,854
Diluted	10,529,634	10,723,933	10,581,019
                              See Notes to Consolidated Financial Statements

   PEOPLES BANCORP INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Retained	Accumulated Comprehensive	Treasury
(Dollars in thousands, except per share data)	Shares	Amount	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2004	10,850,641	$ 162,284	$ 18,442	$ 4,958	$ (10,266)	$ 175,418
Net income			20,499			20,499
Other comprehensive loss, net of tax				(6,074)		(6,074)
Total comprehensive income						14,425
Cash dividends declared of $0.78 per share			(8,201)			(8,201)
Stock option exercises (reissued 106,989 treasury shares)		(1,003)			2,750	1,747
Tax benefit from exercise of stock options		305				305
Purchase of treasury stock, 65,325 shares					(1,754)	(1,754)
Common stock issued under dividend reinvestment plan	19,014	513				513
Distribution of treasury stock for deferred
compensation plan (reissued 14,860 treasury shares)					284	284
Stock-based compensation expense		122				122
Issuance of common stock related to acquisitions:
Putnam Agency, Inc. (reissued 4,662 treasury shares)		3			116	119
Barengo Insurance Agency, Inc. (reissued
3,678 treasury shares)		7			92	99
Balance, December 31, 2005	10,869,655	$ 162,231	$ 30,740	$ (1,116)	$ (8,778)	$ 183,077
Net income			21,558			21,558
Other comprehensive income, net of tax				137		137
Total comprehensive income						21,695
Cash dividends declared of $0.83 per share			(8,859)			(8,859)
Stock option exercises (reissued 137,286 treasury shares)		(878)			3,575	2,697
Tax benefit from exercise of stock options		384				384
Purchase of treasury stock, 42,594 shares					(1,214)	(1,214)
Common stock issued under dividend reinvestment plan	19,587	577				577
Stock-based compensation expense		280				280
Issuance of common stock related to acquisitions:
Putnam Agency, Inc. (reissued 4,662 treasury shares)		19			121	140
Barengo Insurance Agency, Inc. (reissued		41			369	410
14,064 treasury shares)
Adjustment to initally apply SFAS 158, net of tax				(2,018)		(2,018)
Balance, December 31, 2006	10,889,242	$ 162,654	$ 43,439	$ (2,997)	$ (5,927)	$ 197,169
Net income			18,314			18,314
Other comprehensive income, net of tax				6,011		6,011
Total comprehensive income						24,325
Cash dividends declared of $0.88 per share			(9,226)			(9,226)
Stock option exercises (reissued 57,988 treasury shares)	5,703	(626)			1,585	959
Tax benefit from exercise of stock options		146				146
Purchase of treasury stock, 471,327 shares					(12,350)	(12,350)
Common stock issued under dividend reinvestment plan	31,009	848				848
Stock-based compensation expense		391				391
Issuance of common stock related to acquisitions:
Putnam Agency, Inc. (reissued 4,662 treasury shares)		(5)			129	124
Barengo Insurance Agency, Inc. (reissued		(9)			459	450
16,728 treasury shares)
Balance, December 31, 2007	10,925,954	$ 163,399	$ 52,527	$ 3,014	$ (16,104)	$ 202,836
See Notes to Consolidated Financial Statements

           PEOPLES BANCORP INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$ 18,314	$ 21,558	$ 20,499
Adjustments to reconcile net income to net cash provided:
Depreciation, amortization, and accretion, net	7,188	8,653	9,672
Provision for loan losses	3,959	3,622	2,028
Business owned life insurance income	(1,661)	(1,637)	(1,740)
Net loss (gain) on investment securities	6,062	(265)	(539)
Loans originated for sale	(40,582)	(36,285)	(42,201)
Proceeds from sales of loans	40,065	36,806	42,058
Net gains on sales of loans	(750)	(720)	(757)
Deferred income tax (benefit)	(988)	(256)	(935)
(Decrease) increase in accrued expenses	(1,941)	2,129	654
Decrease (increase) in interest receivable	610	(1,099)	(755)
Other, net	605	(1,533)	3,940
Net cash provided by operating activities	30,881	30,973	31,924

Cash flows from investing activities:
Purchases of available-for-sale securities	(151,912)	(52,195)	(110,521)
Proceeds from sales of available-for-sale securities	151	11,101	995
Proceeds from maturities, calls and prepayments of
available-for- sale securities	136,491	82,013	111,971
Proceeds from sales of portfolio loans	-	-	11,415
Net decrease (increase) in loans	9,260	(64,493)	(64,766)
Net expenditures for premises and equipment	(3,027)	(2,711)	(3,642)
Proceeds from sales of other real estate owned	107	670	3,490
Acquisitions, net of cash received	(1,070)	(1,453)	(1,157)
Sale of banking offices	-	(2,843)	-
Investment in limited partnership and tax credit funds	(426)	(1,349)	(3,919)
Net cash used in investing activities	(10,426)	(31,260)	(56,134)

Cash flows from financing activities:
Net increase in non-interest-bearing deposits	4,136	7,734	9,750
Net (decrease) increase in interest-bearing deposits	(51,453)	139,497	10,726
Net increase in short-term borrowings	27,658	21,187	121,801
Proceeds from long-term borrowings	115,000	30,000	-
Payments on long-term borrowings	(83,814)	(191,672)	(102,398)
Cash dividends paid	(8,373)	(8,164)	(7,463)
Purchase of treasury stock	(12,350)	(1,214)	(1,754)
Proceeds from issuance of common stock	989	2,719	1,747
Redemption of trust preferred securities	(7,000)	(25)	-
Excess tax benefit for share based payments	146	383	-
Net cash (used in) provided by financing activities	(15,061)	445	32,409
Net increase in cash and cash equivalents	5,394	158	8,199
Cash and cash equivalents at beginning of year	39,806	39,648	31,449
Cash and cash equivalents at end of year	$ 45,200	$ 39,806	$ 39,648

Supplemental cash flow information:
Interest paid	$ 60,037	$ 54,444	$ 42,475
Income taxes paid	5,253	5,446	3,248
Value of shares issued for acquisitions	574	550	218
              See Notes to Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Peoples Bancorp Inc. is a financial holding company that offers a full range of financial services and products, including commercial and retail banking, insurance, brokerage and trust services, through its principal operating subsidiary, Peoples Bank, National Association (“Peoples Bank”).  Services are provided through 50 financial service locations and 38 automated teller machines in Ohio, West Virginia and Kentucky, as well as internet-based banking.

1.  Summary of Significant Accounting Policies:
The accounting and reporting policies of Peoples Bancorp Inc. and Subsidiaries (“Peoples” refers to, Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to Peoples Bancorp Inc.) conform to accounting principles generally accepted in the United States of America (“US GAAP”) and to general practices within the banking industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  To conform to the 2007 presentation, brokerage income was reclassified to trust and investment income from insurance and investment commissions, which had no impact on net income, comprehensive income, net cash provided by operating activities or stockholders’ equity..

The following is a summary of significant accounting policies followed in the preparation of the financial statements:

Consolidation: Peoples’ Consolidated Financial Statements include subsidiaries in which Peoples has a controlling financial interest, principally defined as owning a voting interest greater than 50%.  In addition, entities not controlled by voting interests or in which the equity investors do not bear the residual economic risks, but for which Peoples is the primary beneficiary are also consolidated.

The Consolidated Financial Statements include the accounts of Peoples Bancorp and its consolidated subsidiaries, Peoples Bank and Peoples Investment Company, along with their wholly-owned subsidiaries.  Peoples Bancorp previously formed two statutory business trusts described in Note 9 that are variable interest entities under FIN 46 for which Peoples Bancorp is not the primary beneficiary.  As a result, the accounts of these trusts are not included in Peoples’ Consolidated Financial Statements.  All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents: Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, federal funds sold and other short-term investments, all with original maturities of ninety days or less.

Investment Securities: Investment securities are recorded initially at cost, which includes premiums and discounts if purchased at other than par or face value.  Peoples amortizes premiums and accretes discounts as an adjustment to interest income on a level yield basis.  The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method and recognized as of the trade date.

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

Certain restricted equity securities that do not have readily determinable fair values and for which Peoples does not exercise significant influence, are included in investment securities and carried at cost.  Cost method securities classified within other investment securities, which consist solely of shares of the Federal Home Loan Bank (“FHLB”) of Cincinnati and Federal Reserve Bank of Cleveland, totaled $23.2 million at December 31, 2007 and 2006.

Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.  This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, (3) structure of the security and (4) Peoples’ ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value.  Declines in estimated fair value of investment securities below their cost that are deemed to be other-than-temporary are recorded in earnings as realized losses.

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

Loans: Loans originated that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses.  The foreseeable future is based upon current market conditions and business strategies, as well as balance sheet management and liquidity.  As the conditions change, so may management’s view of the foreseeable future.  Net deferred loan costs (fees) were $578,000 and ($134,000) at December 31, 2007 and 2006, respectively.

Loans acquired in a business combination that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that Peoples will be unable to collect all contractually required payment receivable are initially recorded at fair value (the present value of the amounts expected to be collected) with no valuation allowance.   The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield”, is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference”, are not recognized as a yield adjustment or as a loss accrual or a valuation allowance.

Over the life of these acquired loans, management continues to monitor each acquired loan portfolio for changes in credit quality.  Subsequent increases in expected cash flows subsequent to acquisition are recognized prospectively over their remaining life as a yield adjustment on the loans.  Subsequent decreases in expected cash flows are recognized as an impairment, with the amount of the expected loss included in management’s evaluation of the adequacy of the allowance for loan loss.

Loans Held for Sale: Loans originated and intended to be sold in the secondary market, generally one-to-four family residential loans, are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Gains and losses on sales of loans held for sale are included in mortgage banking income.

Peoples enters into interest rate lock commitments with borrowers and best efforts commitments with investors on loans originated for sale into the secondary markets.  Peoples uses these commitments to manage the inherent interest rate and pricing risk associated with selling loans in the secondary market.  The interest rate lock commitments generally terminate once the loan is funded, the lock period expires or the borrower decides not to contract for the loan.  The best efforts commitments generally terminate once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan.  These commitments are considered derivatives which are generally accounted for by recognizing their estimated fair value on the Consolidated Balance Sheets as either a freestanding asset or liability.  The valuation of such commitments does not consider expected cash flows related to the servicing of the future loan.  Management has determined these derivatives do not have a material effect on Peoples’ financial position, results of operations or cash flows.

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

The amount of the allowance for the various loan types represents management’s estimate of expected losses from existing loans based upon specific allocations for individual lending relationships and historical loss experience for each category of homogeneous loans.  The allowance for loan loss related to an impaired loan is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.  This evaluation requires management to make estimates of the amounts and timing of future cash flows on impaired loans, which consist primarily of nonaccrual and restructured loans.  While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.

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

Business Owned Life Insurance: Business owned life insurance (“BOLI”) represents life insurance on the lives of certain employees who have provided positive consent allowing Peoples Bank to be the beneficiary of such policies.  These policies are recorded at their cash surrender value, or the amount that can be realized upon surrender of the policy.  Income from these policies and changes in the cash surrender value are recorded in other income.

Other Real Estate Owned: Other real estate owned (“OREO”), included in other assets on the Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples Bank in satisfaction of a loan.  OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value based on appraised value at the date actually or constructively received, less estimated costs to sell the property.  Bank premises that management has made the decision to sell are transferred at the lower of carrying value or estimated fair value, less estimated costs to sell the property.  Peoples had OREO totaling $343,000 at December 31, 2007, and none at December 31, 2006.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in the business combination.  Goodwill is not amortized but is tested for impairment at least annually.  Peoples performed the required goodwill impairment tests and concluded the recorded value of goodwill was not impaired as of December 31, 2007, based upon the estimated fair value of the reporting unit.

Other intangible assets consist of customer relationship intangible assets, primarily core deposit intangibles, representing the present value of future net income to be earned from acquired customer relationships and are amortized over their estimated lives ranging from 7 to 10 years.  Customer relationship intangible assets totaled $16.7 million at December 31, 2007 and 2006, net of accumulated amortization of $12.0 million and $10.1 million, , respectively.  The estimated aggregate amortization expense related to customer relationship intangible assets for the each of the next five years is estimated as follows: $1.6 million in 2008; $1.3 million in 2009; $0.9 million in 2010; $0.6 million in 2011 and $0.3 million in 2012.

Mortgage Servicing Assets:  Mortgage servicing rights (“MSRs”) represent the right to service loans sold to third party investors.  MSRs are recognized separately as a servicing asset or liability whenever Peoples undertakes an obligation to service financial assets.

Peoples initially records MSRs at fair value at the time of the sale of the loans to the third party investor.  Peoples follows the amortization method for the subsequent measurement of each class of separately recognized servicing assets and liabilities.  Under the amortization method, Peoples amortizes the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date.  The fair value of the mortgage servicing rights is determined by using a discounted cash flow model, which estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates.

MSRs are reported in other intangible assets on the Consolidated Balance Sheets and totaled $756,000 and $792,000 at December 31, 2007 and 2006, respectively.  Serviced loans are not included in the Consolidated Balance Sheets.   Loan servicing income included in mortgage banking income includes servicing fees received from the third party investors and certain charges collected from the borrowers.

Trust Assets Under Management: Peoples Bank manages certain assets held in a fiduciary or agency capacity for customers.  These assets under management, other than cash on deposit at Peoples Bank, are not included in the Consolidated Balance Sheets since they are not assets of Peoples Bank.

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

Other Income Recognition: Service charges on deposits include cost recovery fees associated with services provided, such as overdraft and non-sufficient funds.  Trust and investment income consists of revenue from fiduciary activities, which include fees for services such as asset management, record keeping, retirement services and estate management, and investment commissions and fees related to the sale of investments.  Income from these activities is recognized at the time the related services are performed.

Insurance income consists of commissions and fees from the sales of insurance policies and related insurance services.  Insurance commission income is recognized as of the effective date of the insurance policy, net of adjustments, including policy cancellations.  Such adjustments are recorded when the amount can be reasonably estimated, which is generally in the period in which they occur.  Contingent performance-based commissions from insurance companies are recognized when received and no contingencies remain.

Income Taxes: Peoples and its subsidiaries file a consolidated federal income tax return. Deferred income tax assets and liabilities are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements at the statutory Federal tax rate.  A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized.  Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years.  The components of other comprehensive income or loss included in the Consolidated Statements of Stockholders’ Equity have been computed based upon a 35% statutory Federal tax rate.

In the normal course of business, Peoples is routinely subject to examinations and challenges from federal and state tax authorities regarding positions taken in its tax returns.  Any challenge or examination by a tax authority may result in adjustments to the timing or amount of taxable net worth or taxable income or deductions or the allocation of income among tax jurisdictions.  Such adjustments, if not resolved in Peoples’ favor, could have a material adverse effect on Peoples’ financial condition and results of operation.

Effective January 1, 2007, Peoples adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes –an interpretation of FASB Statement No. 109” (“FIN 48”), as required.  FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return.  FIN 48 applies solely to tax positions related to income taxes subject to FASB Statement No. 109 and does not apply to taxes that are not based substantially on income, such as Peoples’ corporate franchise taxes that are based primarily on equity.

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

In connection with the adoption, Peoples elected to continue its existing accounting policy of classifying penalties and interest as income tax expense.  The adoption of FIN 48 had no material impact on Peoples’ Consolidated Financial Statements taken as a whole and no cumulative effect adjustments relating to the adoption were required.  The amount of Peoples’ uncertain income tax positions, unrecognized benefits and accrued interest were immaterial at both December 31, 2007 and January 1, 2007.

Advertising Costs:Advertising costs are generally expensed as incurred.

Earnings per Share: Basic earnings per share are determined by dividing net income by the weighted-average number of common shares outstanding.  Diluted earnings per share is determined by dividing net income by the weighted-average number of common shares outstanding increased by the number of common shares that would be issued pursuant to Peoples’ stock-based compensation awards.  The dilutive effect of stock-based compensation awards approximated 66,701; 117,363 and 136,165 in 2007, 2006 and 2005, respectively.

Operating Segments: Peoples’ business activities are currently confined to one reportable segment which is community banking.  As a community banking entity, Peoples offers its customers a full range of products through various delivery channels.

Derivative Financial Instruments: Peoples occasionally enters into derivative transactions principally to protect against the risk of adverse interest rate movements.  Peoples carries all derivative financial instruments at fair value on the Consolidated Balance Sheets as a component of other assets.  Peoples’ derivative financial instruments did not have a material effect on Peoples’ financial position at December 31, 2007 or 2006, or results of operations and cash flows in 2007, 2006 and 2005.

Share-Based Compensation: Compensation costs for stock options, restricted stock awards and stock appreciation rights are measured at the fair value of these awards on their grant date. The fair value of stock options and stock appreciation rights is estimated based upon a Black-Scholes model, while the market price of Peoples’ common shares at the grant date is used to estimate the fair value of restricted stock awards.  Compensation expense is recognized over the required service period, generally the vesting period for stock options and stock appreciation rights and the restriction period for restricted stock awards.  Compensation expense for awards granted to employees who are eligible for retirement is recognized to the date the employee is first eligible to retire.

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

New Accounting Pronouncements:  On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  SFAS 141(R) replaces FASB Statement No. 141, “Business Combinations” (“SFAS 141”) and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.

Under SFAS 141(R), an acquirer, upon initially obtaining control of another entity, is required to recognize all assets acquired, liabilities assumed and noncontrolling interests in the acquiree at the acquisition date, at fair value as of the acquisition date. Acquirers are no longer permitted to recognize a separate valuation allowance at acquisition date for loans acquired in a business combination since the fair value measurement of loans would consider the effects of any uncertainty about future cash flows.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.

SFAS 141(R) also requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was permitted previously under SFAS 141. Under SFAS 141(R), the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, no amount should be recognized in purchase accounting and, instead, that contingency would be accounted for under the requirements of FASB Statement No. 5, “Accounting for Contingencies.”

SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.

Both SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008.  Early adoption is prohibited.  Management is still evaluating the potential impact of adopting these statements may have on Peoples’ financial statements taken as a whole.

In June 2007, the FASB Emerging Issues Task Force released Issue 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“Issue 06-11”), which requires companies to recognize the tax benefit received on dividends that are charged to retained earnings under FASB Statement No. 123(R).  Issue 06-11 requires companies to recognize tax benefits of dividends on unvested share-based payments in equity as a component of additional paid-in capital and reclassify those tax benefits from additional paid-in capital to the income statement if the related award is forfeited.  Issue 06-11 is effective for dividends declared in fiscal years beginning after December 15, 2007, and retrospective application prohibited.  Peoples will adopt the provisions of Issue 06-11 on January 1, 2008, which is not expected to have a material impact on Peoples’ Consolidated Financial Statements taken as a whole.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value.  The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, but permitted companies an option for earlier adoption.  Peoples will adopt SFAS 159 effective January 1, 2008, as required.  Management does not expect Peoples will elect to measure any permissible items at fair value.  Thus, adoption of SFAS 159 should not have a material impact on Peoples’ Consolidated Financial Statements.

On September 29, 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”).  SFAS 158 requires employers to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, with fluctuations in the funded status recognized through comprehensive income in the year in which the changes occur. Peoples’ adopted the recognition and disclosure provisions of SFAS 158 on December 31, 2006, as required.

SFAS 158 also requires entities to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year.  The measurement date change is effective for fiscal years ending after December 15, 2008.  Peoples currently measures its defined benefit pension plan assets and obligations as of December 31.  Thus, the adoption of the measurement date provisions of SFAS 158 will have no impact on Peoples’ Consolidated Financial Statements taken as a whole.  Refer to Note 10 for these disclosures and further discussion on Peoples’ pension and postretirement plans.

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

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 amends SFAS 157 to delay the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, which means at least annually.  For items within its scope, Peoples will be required to apply the new guidance beginning January 1, 2009.  Management is still determining the impact adoption will have on Peoples’ Consolidated Financial Statements.  For all other items, Peoples will be required to apply the new guidance beginning January 1, 2008, which is not expected to have a material impact on Peoples’ Consolidated Financial Statements.

On February 16, 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”).  SFAS 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  Peoples adopted SFAS 155 effective January 1, 2007, as required.  The adoption of SFAS 155 did not have a material impact on Peoples’ Consolidated Financial Statements taken as a whole.

 2.  Fair Values of Financial Instruments:
Peoples used the following methods and assumptions in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents: The carrying amounts reported in the Consolidated Balance Sheets for these captions approximate their fair values.

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

Junior Subordinated Notes Held by Subsidiary Trusts: The fair value of the junior subordinated notes held by subsidiary trusts is estimated using discounted cash flow analysis based on current market rates of securities with similar risk and remaining maturity.

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

The estimated fair values of Peoples' financial instruments at December 31 are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$ 45,200	$ 45,200	$ 39,806	$ 39,806
Investment securities	565,463	565,463	548,733	548,733
Loans	1,105,223	1,111,215	1,117,885	1,112,677

Financial liabilities:
Deposits	$ 1,186,377	$ 1,187,872	$ 1,233,529	$ 1,228,663
Short-term borrowings	222,541	222,541	194,883	194,883
Long-term borrowings	231,979	233,785	200,793	204,581
Junior subordinated notes held by subsidiary trusts	22,460	24,601	29,412	34,507

Other financial instruments:
Interest rate contracts	$ 5	$ 5	$ 45	$ 45

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
(Dollars in thousands)	Amortized	Gross Unrealized	Gross Unrealized	Estimated
2007	Cost	Gains	Losses	Fair Value
Obligations of U.S. Treasury and
government agencies	$ 194	$ 4	$ (1)	$ 197
Obligations of U.S. government sponsored agencies	83,556	917	(16)	84,457
Obligations of states and political subdivisions	68,142	1,202	(97)	69,247
Mortgage-backed securities	357,863	2,482	(1,662)	358,683
Other securities	49,456	3,945	(522)	52,879
Total available-for-sale securities	$ 559,211	$ 8,550	$ (2,298)	$ 565,463

2006
Obligations of U.S. Treasury and
government agencies	$ 272	$ 10	$ -	$ 282
Obligations of U.S. government sponsored agencies	131,603	358	(1,361)	130,600
Obligations of states and political subdivisions	52,922	1,099	(83)	53,938
Mortgage-backed securities	309,715	229	(5,531)	304,413
Other securities	55,727	4,159	(386)	59,500
Total available-for-sale securities	$ 550,239	$ 5,855	$ (7,361)	$ 548,733

At December 31, 2007, there were no securities of a single issuer, other than U.S. Treasury and government agencies and U.S. government sponsored agencies that exceeded 10% of stockholders' equity.  Peoples realized gross gains of $143,000, $265,000 and $539,000 in 2007, 2006 and 2005, respectively, and gross losses of $6,205,000 in 2007 and $0 in both 2006 and 2005.  At December 31, 2007 and 2006, investment securities having a carrying value of $500,845,000 and $478,289,000, respectively, were pledged to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss at December 31:
(Dollars in thousands) 2007	Obligations of U.S. Treasury and government agencies	Obligations of U.S. government sponsored agencies	Obligations of states and political subdivisions	Mortgage-backed securities	Other securities	Total available-for-sale securities
Less than 12 months
Estimated fair value	$ –	$ –	$ 7,886	$ 5,174	$ 1,546	$ 14,606
Unrealized loss	–	–	87	18	4	109
12 months or more
Estimated fair value	$ 32	$ 5,554	$ 4,182	$ 123,889	$ 3,623	$ 137,280
Unrealized loss	1	16	10	1,644	518	2,189
Total Estimated fair value	$ 32	$ 5,554	$ 12,068	$ 129,063	$ 5,169	$ 151,886
Total Unrealized loss	1	16	97	1,662	522	2,298

(Dollars in thousands) 2006	Obligations of U.S. Treasury and government agencies	Obligations of U.S. government sponsored agencies	Obligations of states and political subdivisions	Mortgage-backed securities	Other securities	Total available-for-sale securities
Less than 12 months
Estimated fair value	$ –	$ 18,971	$ 9,919	$ 13,141	$ –	$ 42,031
Unrealized loss	–	525	72	169	–	766
12 months or more
Estimated fair value	$ –	$ 90,670	$ 918	$ 267,538	$ 3,929	$ 363,055
Unrealized loss	–	836	11	5,362	386	6,595
Total Estimated fair value	$ –	$ 109,641	$ 10,837	$ 280,679	$ 3,929	$ 405,086
Total Unrealized loss	–	1,361	83	5,531	386	7,361

The majority of the unrealized losses at both December 31, 2007 and 2006, related to securities, including mortgage-backed securities, issued by U.S. agencies and corporations and U.S. government sponsored entities.  These losses were attributable to changes in market interest rates since the securities were purchased given the negligible inherent credit risk for these securities.  At December 31, 2007, management determined certain investment securities with an aggregate carrying value of $23.4 million were other-than-temporarily impaired, resulting in impairment charges totaling $5.5 million.  Management does not believe any of the remaining individual investment securities with an unrealized loss at December 31, 2007, represented an other-than-temporary impairment since Peoples has the ability and intent to hold those securities for a period of time sufficient to recover the amortized cost.

The following table presents the amortized costs, fair value and weighted-average yield of securities by contractual maturity at December 31, 2007.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% Federal income tax rate.
(Dollars in thousands)	Obligations of U.S. Treasury and government agencies	Obligations of U.S. government sponsored agencies	Obligations of states and political subdivisions	Mortgage- backed securities	Other securities	Total available-for-sale securities
Within one year
Amortized cost	$ –	$ –	$ 790	$ 7	$ –	$ 797
Fair value	–	–	793	7	–	800
Average yield	–	–	6.37%	5.63%	–	6.36%
1 to 5 years
Amortized cost	$ –	$ 39,817	$ 16,480	$ 6,201	$ –	$ 62,498
Fair value	–	40,214	16,757	6,256	–	63,227
Average yield	–	5.36%	6.48%	5.11%	–	5.63%
5 to 10 years
Amortized cost	$ 100	$ 23,926	$ 30,718	$ 22,005	$ –	$ 76,749
Fair value	101	24,254	31,505	22,126	–	77,986
Average yield	7.52%	5.79%	6.18%	4.85%	–	5.68%
Over 10 years
Amortized cost	$ 94	$ 19,813	$ 20,154	$ 329,650	$ 49,456	$ 419,167
Fair value	96	19,989	20,192	330,294	52,879	423,450
Average yield	7.94%	6.93%	5.90%	5.02%	7.68%	5.47%
Total amortized cost	$ 194	$ 83,556	$ 68,142	$ 357,863	$ 49,456	$ 559,211
Total fair value	197	84,457	69,247	358,683	52,879	565,463
Total average yield	7.73%	5.86%	6.17%	5.01%	7.68%	5.52%

 4.  Loans:
Peoples Bank originates various types of loans including commercial loans, real estate loans and consumer loans, focusing primarily on lending opportunities in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets.  The major classifications of loan balances, excluding loans held for sale, at December 31 were as follows:
(Dollars in thousands)	2007	2006
Commercial, mortgage	$ 513,847	$ 469,934
Commercial, other	171,937	191,847
Real estate, construction	71,794	99,311
Real estate, mortgage	280,347	297,663
Consumer	80,544	72,531
Deposit account overdrafts	2,472	1,108
Total loans	$1,120,941	$1,132,394

Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amounts of these loans at December 31 are included in the loan balances above are summarized as follows:

(Dollars in thousands)	2007	2006
Commercial, mortgage	$ 7,794	$ 9,624
Commercial, other	1,464	1,577
Real estate, mortgage	30,294	37,787
Consumer	423	911
Total outstanding balance	$ 39,975	$ 49,899
Net carrying amount	$ 38,615	$ 47,294

Peoples Bank has pledged certain loans secured by 1-4 family and multifamily residential mortgages and commercial mortgages under a blanket collateral agreement to secure borrowings from the FHLB as discussed in Note 7.  At December 31, 2007, the amount of such pledged loans totaled $453.8 million.

Nonperforming/Past Due Loans: Nonperforming loans at December 31 were as follows:

(Dollars in thousands)	2007	2006
Loans 90+ days past due and accruing	$ 378	$ 1
Renegotiated loans	–	1,218
Nonaccrual loans	8,980	8,785
Total nonperforming loans	$ 9,358	$10,004

Impaired Loans: The following tables summarize loans classified as impaired at or for the years ended December 31:
(Dollars in thousands)	2007	2006
Impaired loans with an allocated allowance for loan losses	$ 8,457	$ 4,872
Impaired loans with no allocated allowance for loan losses	4,453	14,577
Total impaired loans	$12,910	$ 19,449
Allowance for loan losses allocated to impaired loans	$ 2,498	$ 1,457

(Dollars in thousands)	2007	2006	2005
Average investment in impaired loans	$ 16,412	$ 18,374	$ 10,751
Interest income recognized on impaired loans	$ 826	$ 883	$ 668

Interest received on impaired loans is included in income if principal recovery is reasonably assured.

Related Party Loans: In the normal course of its business, Peoples Bank has granted loans to executive officers and directors of Peoples.  Related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectibility.  At December 31, 2007, no related party loan was past due 90 or more days, renegotiated or on nonaccrual status.  The following is an analysis of activity of related party loans for the year ended December 31, 2007:

(Dollars in thousands)
Balance, January 1, 2007	$ 15,562
New loans and disbursements	9,285
Repayments	(10,641)
New executive officer or director	358
Other changes	(58)
Balance, December 31, 2007	$ 14,506

Allowance for Loan Losses: Changes in the allowance for loan losses for each of the three years in the period ended December 31, 2007, were as follows:
(Dollars in thousands)	2007	2006	2005
Balance, beginning of year	$ 14,509	$ 14,720	$ 14,760
Charge-offs	(4,701)	(5,484)	(4,193)
Recoveries	1,951	1,651	2,125
Net charge-offs	(2,750)	(3,833)	(2,068)
Provision for loan losses	3,959	3,622	2,028
Balance, end of year	$ 15,718	$ 14,509	$ 14,720

5.  Bank Premises and Equipment:
The major categories of bank premises and equipment and accumulated depreciation at December 31 are summarized as follows:

(Dollars in thousands)	2007	2006
Land	$ 5,331	$ 4,785
Building and premises	30,073	27,849
Furniture, fixtures and equipment	16,601	16,119
Total bank premises and equipment	52,005	48,753
Accumulated depreciation	(27,202)	(25,298)
Net book value	$ 24,803	$ 23,455

Peoples depreciates its building and premises and furniture, fixtures and equipment over estimated useful lives generally ranging from 5 to 40 years and 2 to 10 years, respectively.  Depreciation expense was $2,061,000, $2,128,000 and $2,264,000, in 2007, 2006 and 2005, respectively.

Leases: Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to ten years.  Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease.  All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense was $748,000, $725,000 and $854,000 in 2007, 2006 and 2005, respectively.

Peoples leases certain properties from related parties.  Payments related to these leases totaled $183,000, $191,000 and $153,000 in 2007, 2006 and 2005, respectively.  The terms of these leases are substantially the same as those offered for comparable transactions with non-related parties at the time the lease transactions were consummated.

The future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2007:
(Dollars in thousands)
2008	$ 690
2009	651
2010	607
2011	599
2012	594
Thereafter	2,009
Total payments	$ 5,150

6.  Deposits:
Peoples’ deposit balances were comprised of the following at December 31:

(Dollars in thousands)	2007	2006
Retail certificates of deposit	$ 499,684	$ 514,885
Interest-bearing transaction accounts	191,359	170,022
Money market deposit accounts	153,299	134,387
Savings accounts	107,389	114,186
Total retail interest-bearing deposits	951,731	933,480
Brokered certificates of deposits	59,589	129,128
Total interest-bearing deposits	1,011,320	1,062,608
Non-interest-bearing deposits	175,057	170,921
Total deposit balances	$ 1,186,377	$ 1,233,529

The contractual maturities of certificates of deposits for each of the next five years and thereafter are as follows:
(Dollars in thousands)	Retail	Brokered	Total
2008	$ 345,084	$ 54,612	$ 399,696
2009	95,279	4,977	100,256
2010	36,705	-	36,705
2011	4,077	-	4,077
2012	18,301	-	18,301
Thereafter	238	-	238
Total maturities	$ 499,684	$ 59,589	$559,273

Included in the amount to mature in 2008 are $24.9 million of callable brokered deposits with a weighted-average rate of 5.26% that were called by Peoples in February 2008.

Deposits from related parties approximated $8.0 million and $9.4 million at December 31, 2007 and 2006, respectively.

7.  Short-term Borrowings:
Peoples utilizes various short-term borrowings as sources of funds, which are summarized as follows:
(Dollars in thousands)	Federal Funds Purchased	Retail Repurchase Agreements	FHLB Advances	National Market Repurchase Agreements
2007
Ending balance	$ –	$ 35,041	$ 187,500	$ –
Average balance	33	34,770	197,915	4,425
Highest month end balance	–	36,515	264,400	7,000
Interest expense	2	1,526	10,065	242
Weighted-average interest rate:
End of year	– %	3.96%	2.50%	– %
During the year	6.06%	4.39%	5.09%	5.47%
2006
Ending balance	$ –	$ 31,683	$ 158,200	$ 5,000
Average balance	2	31,479	178,235	1,246
Highest month end balance	–	36,768	259,700	5,000
Interest expense	–	1,306	9,067	70
Weighted-average interest rate:
End of year	– %	4.57%	5.18%	5.34%
During the year	– %	4.15%	5.09%	5.62%
2005
Ending balance	$ –	$ 35,896	$ 137,800	$ –
Average balance	–	21,129	107,184	–
Highest month end balance	–	35,896	167,000	–
Interest expense	–	572	3,652	–
Weighted-average interest rate:
End of year	– %	3.57%	4.12%	– %
During the year	– %	2.71%	3.36%	– %

Federal funds purchased are short-term borrowings from correspondent banks that typically mature within one to ninety days.  Peoples has available Federal funds of $33 million from certain of its correspondent banks.  Interest on Federal funds purchased is set daily by the correspondent bank based on prevailing market rates.

The FHLB advances consist of overnight borrowings and other advances with an original maturity of one year or less.  These advances, along with the long-term advances disclosed in Note 8, are collateralized by residential and non-residential mortgage loans and investment securities.  Peoples’ borrowing capacity with the FHLB is based on the amount of collateral pledged and the amount of FHLB common stock owned.  The most restrictive requirement of the debt agreement requires Peoples to provide commercial real estate mortgage loans as collateral in an amount not less than 300% of advances outstanding.

Peoples’ national market repurchase agreements consist of agreements with high quality, financially secure financial service companies that have original maturities of one year or less.

Peoples’ retail repurchase agreements consist of overnight agreements with Peoples’ commercial customers and serve as a cash management tool.

Peoples also has a $5 million unsecured revolving line of credit with an unrelated financial institution.  The line of credit is renewable annually and bears interest at floating LIBOR-based rate.

8.  Long-term Borrowings:
Long-term borrowings consisted of the following at December 31:

(Dollars in thousands)	2007	2006
Callable national market repurchase agreements, bearing
interest at rates ranging from 3.60% to 4.81%	$ 95,000	$ 30,000
Non-callable national market repurchase agreements, bearing
interest at rates ranging from 3.60% to 4.97%	53,750	100,000
FHLB convertible rate advances, bearing interest at rates
ranging from 4.81% to 5.63%	24,500	32,000
FHLB putable fixed rate advances, bearing interest at a rate
of 3.20%	10,000	–
FHLB amortizing, fixed rate advances, bearing interest at rates
ranging from 2.01% to 5.00%	13,729	32,793
FHLB non-amortizing, fixed rate advances, bearing interest at
rates ranging from 3.93% to 5.42%	35,000	6,000
Total long-term borrowings	$231,979	$ 200,793

Peoples’ national market repurchase agreements consist of agreements with high quality, financially secure financial service companies and have original maturities ranging from 2 to 5 years.  In general, these agreements may not be terminated by Peoples prior to the maturity without incurring additional costs.  The callable agreements contain call option features, in which the buyer has the right, at its discretion, to terminate the repurchase agreement after an initial period ranging from 3 months to 2 years.  After the initial call period, the buyer has the right to terminate the agreement on a quarterly basis thereafter until maturity.  If the buyer exercises its option, Peoples would be required to repay the agreement in whole at the quarterly date.

The FHLB advances consist of various borrowings with original maturities ranging from 2 to 20 years that generally may not be repaid prior to maturity without Peoples incurring a penalty.  The rate on the convertible rate advances are fixed from initial periods ranging from one to four years, depending on the specific advance.  After the initial fixed rate period, the FHLB has the option to convert each advance to a LIBOR based, variable rate advance.  If the FHLB exercises its option, Peoples may repay the advance in whole or in part on the conversion date or any subsequent repricing date without a prepayment fee.  At all other times, early repayment of any convertible rate advance would result in Peoples incurring a prepayment penalty.  For the putable advances, the FHLB has the option, at its sole discretion following an initial period of three months, to terminate the debt and require Peoples to repay the advance prior to the final stated maturity.  After the initial period, the FHLB has the option to terminate the debt on a quarterly basis.  If the advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then-offered by the FHLB, subject to normal FHLB underwriting criteria. As discussed in Note 7, long-term FHLB advances are collateralized by assets owned by Peoples.

The aggregate minimum annual retirements of long-term borrowings in the next five years and thereafter are as follows:
(Dollars in thousands)
2008	$ 53,682
2009	74,342
2010	20,160
2011	37,625
2012	35,081
Thereafter	11,089
Total long-term borrowings	$231,979

Included in the amount to be repaid in 2008 is a $45 million national market repurchase agreement at a rate of 3.60% that matured in January 2008.

 9.  Junior Subordinated Notes Held By Subsidiary Trusts:
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

The Capital Securities issued by the Trusts at December 31 are summarized as follows:
(Dollars in thousands)	2007	2006
Capital Securities of PEBO Capital Trust I, 8.62%, due May 1, 2029, net of unamortized issuance costs	$ 22,460	$ 22,425

Capital Securities of PEBO Capital Trust II, 6-month LIBOR + 3.70%, due April 22, 2032, net of unamortized issuance costs	–	6,987

Total capital securities	$ 22,460	$ 29,412

Total capital securities qualifying for Tier 1 capital	$ 22,460	$ 29,412

10.  Employee Benefit Plans:
Peoples sponsors a noncontributory defined benefit pension plan that covers substantially all employees.  The plan provides retirement benefits based on an employee’s years of service and compensation.   In 2003, Peoples changed the methodology used to determine the retirement benefits for employees hired on or after January 1, 2003, which should result in a lower accumulated benefit obligation.  Peoples also has a contributory postretirement benefit plan for former employees who were retired as of December 31, 1992.  The plan provides health and life insurance benefits.  Peoples’ policy is to fund the cost of the benefits as they are incurred.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ending December 31, 2007, and a statement of the funded status as of December 31, 2007 and 2006:
	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2007	2006	2007	2006
Change in benefit obligation:
Obligation at January 1	$ 13,548	$ 13,361	$ 560	$ 515
Service cost	847	869	–	–
Interest cost	757	756	26	25
Plan participants’ contributions	–	–	122	103
Actuarial (gain) loss	(1,954)	(42)	(234)	82
Benefit payments	(1,331)	(1,396)	(194)	(165)
Increase due to plan changes	–	–	(34)	–
Obligation at December 31	$ 11,867	$ 13,548	$ 246	$ 560
Accumulated benefit obligation at December 31	$ 9,574	$ 10,646	$ –	$ –

Change in plan assets:
Fair value of plan assets at January 1	$ 15,050	$ 13,606	$ –	$ –
Actual return on plan assets	607	1,640	–	–
Employer contributions	–	1,200	72	62
Plan participants’ contributions	–	–	122	103
Benefit payments	(1,331)	(1,396)	(194)	(165)
Fair value of plan assets at December 31	$ 14,326	$ 15,050	$ –	$ –

Funded status:
Funded status at December 31	$ 2,459	$ 1,502	$ (246)	$ (560)
Unrecognized prior-service cost	–	–	(34)	–
Unrecognized net loss	–	–	(64)	157
Net amount recognized	$ 2,459	$ 1,502	$ (344)	$ (403)

Amounts recognized in Consolidated Balance Sheets:
Prepaid benefit costs	$ 2,459	$ 1,502	$ –	$ –
Accrued benefit liability	–	–	(344)	(403)
Net amount recognized	$ 2,459	$ 1,502	$ (344)	$ (403)

Amounts recognized in Other Comprehensive Income (Loss)
Unrecognized prior-service cost	$ 23	$ 24	$ –	$ –
Unrecognized net loss	1,027	1,994	–	–
Total	$ 1,050	$ 2,018	$ –	$ –

Weighted-average assumptions at year-end
Discount rate	6.70%	6.00%	6.70%	6.00%
Rate of compensation increase	3.50%	3.50%	n/a	n/a

The estimated costs relating to Peoples’ pension benefits that will be amortized from accumulated comprehensive loss into net periodic cost over the next fiscal year are $4,000 of prior service costs.

Net Periodic Benefit Cost: The following table provides the components of net periodic benefit cost for the plans:
	Pension Benefits			Postretirement Benefits
(Dollars in thousands)	2007	2006	2005	2007	2006	2005
Service cost	$ 847	$ 869	$ 867	$ –	$ –	$ –
Interest cost	757	756	717	26	25	32
Expected return on plan assets	(1,191)	(1,164)	(1,127)	–	–	–
Amortization of prior service cost	2	2	2	–	–	11
Amortization of net loss	160	256	226	3	–	1
Settlements	–	–	679	–	–	–
Net periodic benefit cost	$ 575	$ 719	$ 1,364	$ 29	$ 25	$ 44

Weighted average assumptions:
Discount rate	6.00%	5.75%	6.00%	6.00%	5.75%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%	n/a	n/a	n/a

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2007, grading down 1% per year to an ultimate rate of 5% in 2012.  The health care trend rate assumption does not have a significant effect on the contributory defined benefit postretirement plan; therefore, a one percentage point increase or decrease in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.

Determination of Expected Long-term Rate of Return: The expected long-term rate of return on the plans’ total assets is based on the expected return of each category of the plan’s assets.  Management considers the long-term historical returns of the assets within the portfolio and adjusts the rate, as necessary, for expected future returns on the assets in the plans in determining the rate.

Plan Assets: Peoples’ investment strategy, as established by Peoples’ Retirement Plan Committee, is to invest assets based upon established target allocations.  The assets are reallocated periodically to meet the target allocations.  The investment policy is reviewed periodically, under the advisement of a certified investment advisor, to determine if the policy should be changed.  Peoples’ pension plan target and actual weighted-average asset allocations by asset category at December 31 are as follows:

	Target	2007	2006
Equity securities	60 – 75%	70%	68%
Debt securities	24 – 39	26	28
Other	1	4	4
Total	100%	100%	100%

Equity securities of Peoples’ pension plan did not include any securities of Peoples Bancorp or related parties in 2007 or 2006.

Cash Flows: Peoples has not determined if any contributions will be made to its pension plan in 2008; however, actual contributions are made at the discretion of the Retirement Plan Committee and Peoples’ Board of Directors.  Estimated future benefit payments, which reflect benefits attributable to estimated future service, for the years ending December 31 are as follows:
(Dollars in thousands)	Pension Benefits	Post- retirement Benefits
2008	$ 735	$ 39
2009	1,004	39
2010	1,328	38
2011	1,110	37
2012	1,685	31
2013 to 2017	6,282	123
Total	$ 12,144	$ 307

Retirement Savings Plan: Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees.  The plan provides participants the opportunity to save for retirement on a tax-deferred basis.  In addition, Peoples makes matching contributions equal to 100% of participants’ contributions that do not exceed 3% of the participants’ compensation, plus 50% of participants’ contributions between 3% and 5% of the participants’ compensation.  Matching contributions made by Peoples totaled $740,000, $698,000 and $628,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

11. Income Taxes
The reported income tax expense and effective tax rate in the Consolidated Statements of Income differs from the amounts computed by applying the statutory corporate tax rate as follows for the years ended December 31:
	2007		2006		2005
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax computed at statutory federal tax rate	$ 8,356	35.0%	$ 10,298	35.0%	$ 9,836	35.0%
Differences in rate resulting from:
Tax-exempt interest income	(831)	(3.5)	(940)	(3.2)	(958)	(3.4)
Investments in tax credit funds	(640)	(2.7)	(613)	(2.1)	(803)	(2.8)
Business owned life insurance	(581)	(2.4)	(573)	(2.0)	(609)	(2.2)
Change in valuation allowance	(635)	(2.6)	79	0.3	–	–
Other, net	(109)	(0.5)	(386)	(1.3)	138	0.5
Total income taxes	$ 5,560	23.3%	$ 7,865	26.7%	$ 7,604	27.1%

The significant components of Peoples' deferred tax assets and liabilities consisted of the following at December 31:
(Dollars in thousands)	2007	2006
Deferred tax assets:
Allowance for loan losses	$ 6,292	$ 5,990
Accrued employee benefits	97	370
Deferred loan fees and costs	(202)	51
Available-for-sale securities	–	527
AMT credit carryforward	1,656	2,367
Other	260	623
Valuation allowance	(321)	(956)
Total deferred tax assets	7,782	8,972

Deferred tax liabilities:
Bank premises and equipment	1,105	1,193
Deferred income	1,108	895
Investments	(50)	2,197
Available-for-sale securities	2,188	–
Other	3,651	3,702
Total deferred tax liabilities	8,002	7,987
Net deferred tax asset (liability)	$ (220)	$ 985

The AMT tax credit carryforward at December 31, 2007 and 2006 may be carried over indefinitely.  The valuation allowances at December 31, 2007 and 2006, represented the amount of the AMT credit carryforward that may not be realized in a reasonable period.  The related federal income tax (benefit) expense on securities transactions approximated ($2,122,000) in 2007, $93,000 in 2006 and $189,000 in 2005.

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

Loan Commitments and Standby Letters of Credit: Loan commitments are made to accommodate the financial needs of Peoples' customers.  Standby letters of credit are instruments issued by Peoples Bank guaranteeing the beneficiary payment by Peoples Bank in the event of default by Peoples Bank's customer in the nonperformance of an obligation or service.  Historically, most loan commitments and standby letters of credit expire unused.  Peoples' exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments.  Peoples uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments.  The amount of collateral obtained is based on management's credit evaluation of the customer.  Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

The total amounts of loan commitments and standby letters of credit at December 31 are summarized as follows:
	Contractual Amount
(Dollars in thousands)	2007	2006
Loan commitments	$ 176,835	$ 176,431
Standby letters of credit	34,200	43,900

Interest Rate Contracts: At December 31, 2007, Peoples held an option to initiate an interest rate swap beginning on October 19, 2002, and continuing on a quarterly basis until its expiration in July 2009.  Under the terms of the interest rate swap, Peoples would receive LIBOR based variable rate payments and pay fixed rate payments to a counter-party, computed on a notional amount of $17 million.  Peoples entered into this interest rate contract to hedge a $17 million long-term, fixed rate FHLB advance, which could convert to a variable rate at the FHLB’s discretion.  At December 31, 2007, Peoples had not exercised its option under this interest rate contract since the advance remained a fixed rate advance.  Changes in estimated fair value of this interest rate contract are recorded in earnings and are immaterial.

Other: Peoples also has commitments to make additional capital contributions in low-income housing projects.  Such commitments approximated $1.3 million at December 31, 2007, and $1.6 million at December 31, 2006.  The maximum aggregate amounts Peoples could be required to make for each of the next five years are as follows: $246,000 in 2008; $239,000 in 2009; $233,000 in 2010; $183,000 in 2011 and $123,000 in 2012.

13.  Regulatory Matters:
The following is a summary of certain regulatory matters affecting Peoples Bancorp and its subsidiaries:

Capital Requirements: Peoples and Peoples Bank are subject to various regulatory capital guidelines administered by the banking regulatory agencies.  Under capital adequacy requirements and the regulatory framework for prompt corrective action, Peoples and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of each entity's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Peoples' and Peoples Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Peoples and Peoples Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Peoples and Peoples Bank met all capital adequacy requirements at December 31, 2007.

As of December 31, 2007, the most recent notifications from the banking regulatory agencies categorized Peoples and Peoples Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Peoples and Peoples Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since these notifications that management believes have changed Peoples or Peoples Bank's category.

Peoples and Peoples Bank’s actual capital amounts and ratios as of December 31 are also presented in the following table:

(Dollars in thousands)	Actual		For Capital Adequacy		To Be Well Capitalized
2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (1)
Peoples	$ 172,117	13.2%	$ 104,043	8.0%	$ 130,054	10.0%
Peoples Bank	148,355	11.5%	103,509	8.0%	129,386	10.0%

Tier 1 (2)
Peoples	154,933	11.9%	52,022	4.0%	78,032	6.0%
Peoples Bank	132,637	10.3%	51,755	4.0%	77,632	6.0%

Tier 1 Leverage (3)
Peoples	154,933	8.5%	73,062	4.0%	91,328	5.0%
Peoples Bank	132,637	7.3%	72,699	4.0%	90,873	5.0%

2006
Total Capital (1)
Peoples	$ 177,523	13.2%	$ 107,825	8.0%	$ 134,782	10.0%
Peoples Bank	153,716	11.5%	107,030	8.0%	133,787	10.0%

Tier 1 (2)
Peoples	161,438	12.0%	53,913	4.0%	80,869	6.0%
Peoples Bank	139,207	10.4%	53,515	4.0%	80,272	6.0%

Tier 1 Leverage (3)
Peoples	161,438	8.9%	72,521	4.0%	90,652	5.0%
Peoples Bank	139,207	7.7%	71,966	4.0%	89,957	5.0%

(1) Ratio represents total capital to net risk-weighted assets.
(2) Ratio represents Tier 1 capital to net risk-weighted assets.
(3) Ratio represents Tier 1 capital to average assets.

Limits on Dividends: The primary source of funds for the dividends paid by Peoples Bancorp is dividends received from Peoples Bank.  The payment of dividends by Peoples Bank is subject to various banking regulations.  The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years.  At December 31, 2007, Peoples Bank had no net profits available for distribution to Peoples Bancorp as dividends without regulatory approval.  During 2008, only Peoples Bank’s retained net profits of 2008 through the dividend date will be available for distribution to Peoples Bancorp as dividends without regulatory approval.

Federal Reserve Requirements: Peoples Bank is required to maintain a minimum level of reserves, consisting of cash on hand and non-interest-bearing balances with the Federal Reserve Bank, based on the amount of deposit liabilities.  Averaged required reserve balances were approximately $4.8 million for the years ended December 31, 2007 and 2006.

14.  Comprehensive Income
The components of other comprehensive income (loss) for the years ended December 31 were as follows:

(Dollars in thousands)	2007	2006	2005
Net income	$ 18,314	$ 21,558	$ 20,499
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	1,697	475	(9,079)
Related tax (expense) benefit	(594)	(166)	3,178
Less: reclassification adjustment for net (loss) gain included in net income	(6,062)	265	539
Related tax benefit (expense)	2,122	(93)	(189)
Net effect on other comprehensive income	5,043	137	(6,251)
Defined benefit plans:
Net gain arising during the period	1,327	–	–
Related tax expense	(464)	–	–
Amortization of unrecognized loss and service cost on pension plan	162	–	–
Related tax expense	(57)	–	–
Net effect on other comprehensive income	968	–	–
Cash flow hedge derivatives:
Gross unrealized holding gain arising in the period	–	–	23
Related tax expense	–	–	(8)
Less: reclassification adjustment for net loss included in net income	–	–	(250)
Related tax benefit	–	–	88
Net effect on other comprehensive income	–	–	177
Total other comprehensive income (loss), net of tax	6,011	137	(6,074)
Total comprehensive income	$24,325	$21,695	$14,425

Changes in the components of Peoples’ accumulated other comprehensive income (loss) for years ended December 31, 2007, 2006 and 2005 were as follows:

		Unrealized	Unrecognized
	Unrealized	Gains (Loss)	Net Pension and	Accumulated
	Gains (Loss)	on Cash Flow	Postretirement	Comprehensive
(Dollars in thousands)	on Securities	Hedge Derivatives	Costs	Income (Loss)
Balance, December 31, 2004	$ 5,135	$ (177)	$ –	$ 4,958
Current period change, net of tax	(6,251)	177	–	(6,074)
Balance, December 31, 2005	$ (1,116)	$ –	$ –	$ (1,116)
Current period change, net of tax	137	–	–	137
Adjustment for initial application of FAS 158	–	–	(2,018)	(2,018)
Balance, December 31, 2006	$ (979)	$ –	$ (2,018)	$ (2,997)
Current period change, net of tax	5,043	–	968	6,011
Balance, December 31, 2007	$ 4,064	$ –	$ (1,050)	$ 3,014

15.  Acquisitions:
At the close of business on November 10, 2006, Peoples acquired a full-service banking office in Carroll, Ohio, (the “Carroll Office”) from First National Bank of McConnelsville. In the Carroll Office acquisition, Peoples acquired $5.4 million of deposits.  Concurrent with this acquisition, Peoples sold its Chesterhill, Ohio banking office (the “Chesterhill Office”) and its $3.7 million of deposits to First National Bank of McConnelsville.  The acquisition of the Carroll Office was accounted for under the purchase method of accounting.  This transaction did not have a material impact on Peoples’ Consolidated Financial Statements taken as a whole.

In 2004, Peoples acquired Barengo Insurance Agency, Inc., (“Barengo”), based in Marietta, Ohio, and substantially all of the assets of Putnam Agency, Inc. (“Putnam Agency”), with offices in Ashland, Kentucky and Huntington, West Virginia.  Under the terms of the agreements, initial consideration of $6.2 million ($3.0 million in cash and $3.2 million in Peoples Bancorp’s common shares) and of $8.6 million ($6.6 million in cash and $2.0 million in Peoples Bancorp’s common shares), respectively, was paid by Peoples.  Peoples accounted for both acquisitions using the purchase method and recorded goodwill of $4.8 million and $5.5 million, respectively, and customer relationship intangibles of $2.0 million and $3.2 million, respectively, as part of the initial purchase price allocation.

The agreements also provided for additional consideration to be earned and paid by Peoples in each of the subsequent three years, contingent on the acquired agencies achieving certain revenue goals.  Both Barengo and Putnam Agency achieved revenue goals that resulted in contingent consideration totaling $1.1 million, $1.5 million and $0.9 million being earned and paid by Peoples in 2007, 2006 and 2005, respectively.  In accordance with the agreements, contingent consideration earned by Barengo was paid in Peoples Bancorp’s common shares and the remainder in cash, and contingent consideration earned by Putnam Agency was paid in cash.

Both Barengo and the Putnam Agency were full-service insurance agencies that offered a wide range of insurance products to both commercial and individual clients.  Peoples operates the former agencies as divisions of Peoples Insurance Agency, Inc., using the “Barengo Insurance Agency” and “Putnam Agency” trade names.

The balances and operations of the acquired businesses are included in Peoples’ Consolidated Financial Statements from the date of acquisition and do not materially impact Peoples’ financial position, results of operations or cash flows for any period presented.  In addition, Peoples made several other acquisitions in prior years accounted for under the purchase method of accounting.  The purchase prices of these acquisitions were allocated to the identifiable tangible and intangible assets acquired based upon their fair value at the acquisition date.

The changes in the carrying amount of goodwill for the years ended December 31, were as follows:
(Dollars in thousands)	2007	2006
Balance at January 1	$ 61,373	$ 59,767
Goodwill on branch acquisition	–	110
Contingent consideration earned	1,147	1,496
Balance at December 31	$ 62,520	$ 61,373

16.  Stock–Based Compensation:
Under the Peoples Bancorp Inc. 2006 Equity Plan (the “2006 Equity Plan”) approved by shareholders, Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights or any combination thereof covering up to 500,000 common shares to employees and non-employee directors.  In prior years, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  Since February 2007, Peoples has granted a combination of restricted common shares and stock appreciation rights (“SARs”) to employees and restricted common shares to non-employee directors subject to the terms and conditions prescribed by the 2006 Equity Plan.  In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.

Stock Options: Under the provisions of the 2006 Equity Plan and predecessor stock option plans, the exercise price per share of any stock option granted may not be less than the fair market value of the underlying common shares on the date of grant of the stock option.  The most recent stock options granted to employees and non-employee directors occurred in 2006.  The stock options granted to employees will vest three years from the grant date, while the stock options granted to non-employee directors vested six months from the grant date.  All stock options granted to both employees and non-employee directors expire ten years from the date of grant.

The following summarizes the changes to Peoples’ stock options for the year ended December 31, 2007:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	397,766	$ 21.88
Granted	–	–
Exercised	66,733	17.68
Forfeited	5,572	21.85
Outstanding at December 31	325,461	22.74	5.0 years	$ 952,000

Exercisable at December 31	281,805	21.86	4.5 years	$ 952,000

The weighted-average estimated fair value of options granted in 2006 and 2005 was $7.37 and $7.28, respectively.  The total intrinsic value of stock options exercised was $0.6 million in 2007, $1.4 million in 2006 and $1.1 million in 2005.

The following summarizes information concerning Peoples’ stock options outstanding at December 31, 2007:
			Options Outstanding			Options Exercisable
Range of Exercise Prices			Option Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Option Shares Exercisable	Weighted Average Exercise Price
$13.48	to	$16.10	80,219	1.8 years	$ 14.28	80,219	$ 14.28
$16.10	to	$22.32	69,742	4.5 years	21.71	69,742	21.71
$22.33	to	$27.38	78,687	5.6 years	25.22	78,687	25.22
$27.38	to	$30.00	96,813	7.4 years	28.48	53,157	28.51
		Total	325,461	5.0 years	$ 22.74	281,805	$ 21.86

Stock Appreciation Rights: SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted will vest three years from the grant date and expire ten years from the date of grant.  The following summarizes the changes to Peoples’ SARs for the year ended December 31, 2007:
	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	–	$ –
Granted	31,047	27.99
Exercised	–	–
Forfeited	673	29.25
Outstanding at December 31	30,374	$ 27.96	9.1 years	$ 4,000
Exercisable at December 31	535	$ 29.25	0.5 years	$ –

The weighted-average estimated fair value of the SARs granted in 2007 was $7.73.

The following summarizes information concerning Peoples’ SARs outstanding at December 31, 2007:

Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractural Life	Number of Shares Exercisable
$23.26	5,000	9.6 years	–
$23.80	1,000	9.9 years	–
$27.99	3,000	9.8 years	–
$29.25	21,374	8.9 years	535
Total	30,374	9.1 years	535

Restricted Shares: Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while the restrictions on common shares awarded to employees expire after three years.  Peoples recognizes compensation expense over the restricted period.  The following summarizes the changes to Peoples’ restricted common shares for year ended December 31, 2007:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1	–	$ –
Awarded	15,043	28.58
Released	5,703	28.70
Forfeited	192	29.25
Outstanding at December 31	9,148	$ 28.49

The total intrinsic value of restricted stock released in 2007 was $220,000.

Stock-Based Compensation: As a result of adopting SFAS 123(R) on January 1, 2006, Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and benefits costs, based on the estimated fair value of the awards on the grant date. The following summarizes the amount of stock-based compensation expense and related tax benefit recognized for the years ended December 31:
	2007	2006
Total stock-based compensation	$391,000	$ 280,000
Recognized tax benefit	(137,000)	(98,000)
Net expense recognized	$254,000	$ 182,000

The following table illustrates the effect on net income and earnings per share had Peoples applied fair value recognition to stock-based employee compensation in 2005, assuming the estimated fair value of the awards on the grant date was amortized to expense over the vesting period:
(Dollars in thousands, except per share data)	2005
Net Income, as reported	$ 20,499
Addback: stock-based compensation expense included
in net income, net of tax	79
Deduct: stock-based compensation expense determined
under fair value based method, net of tax	733
Pro forma net income	$ 19,845

Basic Earnings Per Share – As Reported	$ 1.96
Basic Earnings Per Share – Pro forma	1.90

Diluted Earnings Per Share – As Reported	$ 1.94
Diluted Earnings Per Share – Pro forma	1.88

The estimated fair value of stock options and SARs was calculated at grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2007	2006	2005
Risk-free interest rate	4.82%	4.56%	4.37%
Dividend yield	3.05%	2.65%	2.61%
Volatility factor of the market price of parent stock	25.5%	25.8%	26.0%
Weighted-average expected life	10.0 years	6.4 years	6.5 years

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

Total unrecognized stock-based compensation expense related to unvested awards was $281,000 at December 31, 2007, which will be recognized over a weighted-average period of 1.8 years.

17.  Parent Company Only Financial Information:
Condensed Balance Sheets	December 31,
(Dollars in thousands)	2007	2006
Assets:
Cash and due from other banks	$ 2,111	$ 2,155
Interest-bearing deposits in subsidiary bank	12,437	11,809
Receivable from subsidiary bank	651	600
Available-for-sale investment securities, at estimated fair value (amortized
cost of $1,386 and $1,291 at December 31, 2007 and 2006, respectively)	4,744	4,790
Investments in subsidiaries:
Bank	186,840	188,112
Non-bank	26,988	27,365
Other assets	825	850
Total assets	$234,596	$235,681

Liabilities:
Accrued expenses and other liabilities	$ 7,012	$ 6,847
Dividends payable	2,288	2,253
Junior subordinated debentures held by subsidiary trusts	22,460	29,412
Total liabilities	31,760	38,512

Stockholders' equity	202,836	197,169
Total liabilities and stockholders' equity	$234,596	$235,681

Condensed Statements of Income	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
Income:
Dividends from subsidiary bank	$ 28,000	$ 21,750	$ 18,300
Dividends from non-bank subsidiary	1,000	2,300	-
Interest	392	598	270
Rental income from subsidiaries	-	-	32
Other income	-	1	528
Total income	29,392	24,649	19,130

Expenses:
Interest expense on junior subordinated notes held by subsidiary trusts	2,223	2,689	2,564
Intercompany management fees	938	875	744
Interest	-	691	696
Other expense	1,374	1,488	1,070
Total expenses	4,535	5,743	5,074

Income before federal income taxes and (excess dividends from) equity
in undistributed earnings of subsidiaries	24,857	18,906	14,056
Applicable income tax benefit	(2,345)	(2,160)	(1,178)
(Excess dividends from) equity in undistributed earnings of subsidiaries	(8,888)	492	5,265
Net income	$ 18,314	$ 21,558	$ 20,499

Statements of Cash Flows	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$ 18,314	$ 21,558	$ 20,499
Adjustment to reconcile net income to cash provided by operations:
Amortization and depreciation	2	12	33
Excess dividends from (equity in undistributed earnings of) subsidiaries	8,888	(492)	(5,265)
Other, net	1,313	(610)	4,003
Net cash provided by operating activities	28,517	20,468	19,270

Cash flows from investing activities:
Net (purchases of) proceeds from sales and maturity investment securities	(224)	100	907
Net proceeds from sale of premises and equipment	–	–	182
Acquisitions, net of cash received	(1,070)	(1,453)	(1,157)
Net cash used in investing activities	(1,294)	(1,353)	(68)

Cash flows from financing activities:
Payments on long-term borrowings	–	(13,600)	(1,700)
Purchase of treasury stock	(12,350)	(1,214)	(1,754)
Change in receivable from subsidiary	(51)	(298)	328
Proceeds from issuance of common stock	989	2,719	1,747
Repurchase of Trust Preferred Securities	–	(25)	–
Redemption of Trust Preferred Securities	(7,000)	–	–
Cash dividends paid	(8,375)	(8,164)	(7,463)
Excess tax benefit for share based payments	148	–	–
Net cash used in financing activities	(26,639)	(20,582)	(8,842)
Net increase (decrease) in cash	584	(1,467)	10,360
Cash and cash equivalents at the beginning of the year	13,964	15,431	5,071
Cash and cash equivalents at the end of the year	$ 14,548	$ 13,964	$ 15,431

Supplemental cash flow information:
Interest paid	$ –	$ 732	$ 684

18.  Contingent Liabilities
In December 2007, Peoples entered into and executed a settlement agreement with the Tax Commissioner of the State of Ohio to resolve controversies concerning Peoples’ Ohio Corporation Franchise Tax liability and associated calculations for the 2002 through 2008 tax years (the fiscal years ended December 31, 2001 through 2007).  Peoples paid approximately $190,000 on December 26, 2007 in full settlement of Peoples aggregate, additional Ohio Corporation Franchise Tax Liability for the 2002 through 2007 tax years.  As a result of this settlement, Peoples recorded an adjustment to its tax reserves which decreased franchise tax expense by $782,000 in 2007, which increased income before taxes by approximately $508,000 or $0.05 per common share, on a diluted basis.

Peoples is a member of the Visa USA network, which was reorganized under a single holding company, Visa, Inc. (“Visa”), during 2007.  As a result of Visa’s restructuring, Peoples’ membership interest was exchanged for a negligible equity interest in Visa, Inc.  Under the Visa bylaws, Peoples is obligated to indemnify Visa for certain losses, with the amount based on Peoples’ proportionate equity interest in Visa.  During 2007, Visa announced it had recognized liabilities for probable settlements for two pending litigations.  Peoples has accrued its proportional share of these liabilities based on information provided by Visa, although the amounts did not have a material impact on the financial statements taken as a whole.  Peoples is unable to estimate its liability, if any, related to the remaining unresolved Visa litigation.

In November 2007, Visa filed a registration statement with the Securities and Exchange Commission for the offer and sale of its common stock to the public.  Visa has disclosed that it plans to use the proceeds from its initial public offering to redeem a portion of Visa USA member’s equity interests and to fund the settlement of certain Visa USA related litigation.  If this public offering is completed successfully, Peoples is expected to receive cash in partial redemption of its equity interest, currently carried at zero value.  Further, management expects that the gain to be realized from the redemption will offset the indemnification obligations recorded to date.

19.  Summarized Quarterly Information (Unaudited):
A summary of selected quarterly financial information for 2007 and 2006 follows:
	2007
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Total interest income	$28,360	$28,080	$28,241	$28,738
Total interest expense	14,839	14,747	15,089	14,823
Net interest income	13,521	13,333	13,152	13,915
Provision for loan losses	623	847	967	1,522
Net gain (loss) on investment securities	17	21	(613)	(5,487)
Other income	8,114	7,954	7,736	7,622
Intangible asset amortization	500	489	478	467
Other expenses	12,842	12,661	12,121	11,894
Income tax expense (benefit)	2,041	1,962	1,594	(37)
Net income	$5,646	$5,349	$5,115	$2,204
Earnings per share:
Basic	$0.53	$0.51	$0.49	$0.21
Diluted	$0.53	$0.51	$0.49	$0.21
Weighted-average shares outstanding:
Basic	10,584,893	10,503,952	10,421,548	10,344,437
Diluted	10,670,148	10,574,250	10,483,657	10,398,806

	2006
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Total interest income	$25,748	$27,006	$27,649	$28,391
Total interest expense	12,245	13,701	14,706	14,925
Net interest income	13,503	13,305	12,943	13,466
Provision for loan losses	268	573	929	1,852
Net gain on investment securities	–	4	2	259
Gain on sale of banking offices	–	–	232	222
Other income	8,114	7,605	7,316	7,371
Intangible asset amortization	582	567	556	556
Other expenses	12,484	11,990	12,210	12,352
Income tax expense	2,352	2,248	1,476	1,789
Net income	$5,931	$5,536	$5,322	$4,769
Earnings per share:
Basic	$0.56	$0.52	$0.50	$0.45
Diluted	$0.56	$0.52	$0.50	$0.44
Weighted-average shares outstanding:
Basic	10,530,444	10,591,926	10,638,824	10,663,272
Diluted	10,655,233	10,714,030	10,748,996	10,768,851

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information concerning (a) directors of Peoples Bancorp Inc. (“Peoples”), (b) the procedures by which shareholders of Peoples may recommend nominees to Peoples’ Board of Directors, (c) the Audit Committee of Peoples’ Board of Directors and (d) the Board of Directors’ determination that Peoples has an “audit committee financial expert” serving on its Audit Committee required by Items 401, 407(c)(3), 407(d)(4) and 407(d)(5) of SEC Regulation S-K is included in the sections captioned “PROPOSAL NUMBER 1: ELECTION OF DIRECTORS”, “THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD” and “NOMINATING PROCEDURES” of the definitive Proxy Statement of Peoples Bancorp Inc. relating to the Annual Meeting of Shareholders to be held April 10 ,2008 (“Peoples’ Definitive Proxy Statement”), which sections are incorporated herein by reference.

The information regarding Peoples’ executive officers required by Item 401 of SEC Regulation S-K is included under Part I of this Form 10-K in the section captioned “EXECUTIVE OFFICERS OF THE REGISTRANT”.

The information required by Item 405 of SEC Regulation S-K is included under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of Peoples’ Definitive Proxy Statement, which section is incorporated herein by reference.

The Board of Directors of Peoples has adopted charters for each of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee.

In accordance with the requirements of Rule 4350(n) of The NASDAQ Stock Market, LLC Marketplace Rules, the Board of Directors of Peoples has adopted a Code of Ethics covering the directors, officers and employees of Peoples and its affiliates, including, without limitation, the principal executive officer, the principal financial officer and principal accounting officer of Peoples.  Peoples intends to disclose the following events, if the occur, in a Current Report on Form 8-K and on the “Corporate Governance & Ethics” page of Peoples Internet website at www.peoplesbancorp.com within four business days following their occurrence:
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

In addition, Peoples will disclose any waivers from the provisions of the Code of Ethics granted to a director or executive officer of Peoples in a Current Report on Form 8-K within four business days following their occurrence.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 is included in the section captioned “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of Peoples’ Definitive Proxy Statement, the section captioned “EXECUTIVE COMPENSATION” of Peoples’ Definitive Proxy Statement and the section captioned “COMPENSATION COMMITTEE REPORT” of Peoples’ Definitive Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 regarding the security ownership of certain beneficial owners and management is included in the section captioned  “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of Peoples’ Definitive Proxy Statement, which section is incorporated herein by reference.

Equity Compensation Plan Information
The table below provides information as of December 31, 2007, with respect to compensation plans under which common shares of Peoples are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.  These compensation plans include:
(i)	the Peoples Bancorp Inc. Amended and Restated 1993 Stock Option Plan (the “1993 Plan”);
(ii)	the Peoples Bancorp Inc. 1995 Stock Option Plan (the “1995 Plan”);
(iii)	the Peoples Bancorp Inc. 1998 Stock Option Plan (the “1998 Plan”);
(iv)	the Peoples Bancorp Inc. 2002 Stock Option Plan (the “2002 Plan”);
(v)	the Peoples Bancorp Inc. 2006 Equity Plan (the “2006 Plan”); and
(vi)	the Peoples Bancorp Inc. Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the “Deferred Compensation Plan”).

All of these compensation plans were approved by the shareholders of Peoples.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	431,634(1)	$23.29(2)	451,019(3)

Equity compensation plans not approved by shareholders	–	–	–
Total	431,634	$23.29	451,019
(1)
Includes an aggregate of 363,125 common shares issuable upon exercise of options granted under the 1993 Plan, the 1995 Plan, the 1998 Plan, the 2002 Plan and options and rights granted under the 2006 Plan and 68,509 common shares credited to participants’ accounts under the Deferred Compensation Plan.

(2)	Represents weighted-average exercise price of outstanding options under the 1993 Plan, the 1995 Plan, the 1998 Plan, the 2002 Plan and options and rights under the 2006 Plan.

(3)
Includes 436,759 common shares and 14,260 common shares remaining available for issuance under the 2006 Plan and the Deferred Compensation Plan, respectively, at December 31, 2007.  No common shares were available for issuance under the 1993 Plan, the 1995 Plan, the 1998 Plan and the 2002 Plan at December 31, 2006.

Additional information regarding Peoples’ stock-based compensation plans can be found in Note 16 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

In addition, Peoples maintains the Peoples Bancorp Inc. Retirement Savings Plan, which is intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is included in the section captioned “TRANSACTIONS WITH RELATED PERSONS” of Peoples’ Definitive Proxy Statement, the sections captioned “PROPOSAL NUMBER 1: ELECTION OF DIRECTORS” and  “THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD” of Peoples’ Definitive Proxy Statement and the section captioned “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of Peoples’ Definitive Proxy Statement, which sections are incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is included in the section captioned “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of Peoples’ Definitive Proxy Statement, which section is  incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)Financial Statements:
The following consolidated financial statements of Peoples Bancorp Inc. and subsidiaries are included in Item 8:

(a)(2)Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)Exhibits
Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 88.  The Exhibit Index specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)      Exhibits
Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 88.

(c)      Financial Statement Schedules
None.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                                          PEOPLES BANCORP INC.

Date: February 27, 2008                                                                                                                                 By:  /s/ MARK F. BRADLEY
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
Signatures	Title	Date

/s/ MARK F. BRADLEY	President, Chief Executive Officer and	2/28/2008
Mark F. Bradley	Director

/s/ CAROL A. SCHNEEBERGER	Chief Financial Officer and Treasurer	2/28/2008
Carol A. Schneeberger	(Principal Financial and Accounting Officer)

/s/ CARL L. BAKER, JR.	Director	2/28/2008
Carl L. Baker, Jr.

/s/ GEORGE W. BROUGHTON	Director	2/27/2008
George W. Broughton

/s/ FRANK L. CHRISTY	Director	2/28/2008
Frank L. Christy

/s/ WILFORD D. DIMIT	Director	2/28/2008
Wilford D. Dimit

/s/ RICHARD FERGUSON	Director	2/27/2008
Richard Ferguson

/s/ DAVID L. MEAD	Director	2/28/2008
David L. Mead

/s/ ROBERT W. PRICE	Director	2/28/2008
Robert W. Price

/s/ THEODORE P. SAUBER	Director	2/27/2008
Theodore P. Sauber

/s/ PAUL T. THEISEN	Vice Chairman of the Board and Leadership	2/28/2008
Paul T. Theisen	Director

/s/ JOSEPH H. WESEL	Chairman of the Board and Director	2/28/2008
Joseph H. Wesel

/s/ THOMAS J. WOLF	Director	2/27/2008
Thomas J. Wolf

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2007

Exhibit Number	Description	Exhibit Location
3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993).	Incorporated herein by reference to Exhibit 3(a) to the Registration Statement of Peoples Bancorp Inc. (“Peoples”) on Form 8-B filed July 20, 1993 (File No. 0-16772).

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994).	Incorporated herein by reference to Exhibit 3(a)(2) to Peoples' Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-16772) ( “Peoples’ 1997 Form 10-K”).

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996).	Incorporated herein by reference to Exhibit 3(a)(3) to Peoples' 1997 Form 10-K.

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003).	Incorporated herein by reference to Exhibit 3(a) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772)(“Peoples’ March 31, 2003 Form 10-Q”).

3.1(e)	Amended Articles of Incorporation of Peoples Bancorp Inc. (reflecting amendments through April 23, 2003) [For SEC reporting compliance purposes only – not filed with Ohio Secretary of State].	Incorporated herein by reference to Exhibit 3(b) to Peoples' March 31, 2003 Form 10-Q.

3.2(a)	Code of Regulations of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3(b) to Peoples' Registration Statement on Form 8-B filed July 20, 1993 (File No. 0-16772).

3.2(b)
Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003.
Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q.

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004.	Incorporated herein by reference to Exhibit 3(a) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)(“Peoples’ March 31, 2004 Form 10-Q”).

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772) (“Peoples’ April 14, 2006 Form 8-K”)

3.2(e)	Code of Regulations of Peoples Bancorp Inc. (reflecting amendments through April 13, 2006) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File No. 0-16772)

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt.	Filed herewith.

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2007

4.2	Indenture, dated as of April 20, 1999, between Peoples Bancorp Inc. and Wilmington Trust Company, as Debenture Trustee, relating to Junior Subordinated Deferrable Interest Debentures.
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

10.1(a)	Peoples Bancorp Inc. Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (Amended and Restated Effective January 2, 1998.)*	Incorporated herein by reference to Exhibit 10(a) to Peoples’ Registration Statement on Form S-8 filed December 31, 1997 (Registration No. 333-43629).

10.1(b)	Amendment No. 1 to Peoples Bancorp Inc. Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries effective as of January 2, 1998.*	Incorporated herein by reference to Exhibit 10(b) to Peoples’ Post-Effective Amendment No. 1 to Form S-8 filed September 4, 1998 (Registration No. 333-43629).

10.1(c)	Rabbi Trust Agreement, made January 6, 1998, between Peoples Bancorp Inc. and The Peoples Banking and Trust Company (predecessor to Peoples Bank, National Association)	Filed herewith.

10.2	Summary of the Performance Compensation Program for Peoples Bancorp Inc. effective for calendar years beginning on or after January 1, 2002.*	Incorporated herein by reference to Exhibit 10(c) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-16772).

10.3	Amended and Restated Peoples Bancorp Inc. 1993 Stock Option Plan.*	Incorporated herein by reference to Exhibit 4 to Peoples' Registration Statement on Form S-8 filed August 25, 1993 (Registration Statement No. 33-67878).

10.4	Form of Stock Option Agreement used in connection with grant of non-qualified stock options under Amended and Restated Peoples Bancorp Inc. 1993 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(g) to Peoples' Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-16772) (”Peoples’ 1995 Form 10-K”).

10.5	Form of Stock Option Agreement, dated May 20, 1993, used in connection with grant of incentive stock options under Amended and Restated Peoples Bancorp Inc. 1993 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(h) to Peoples' 1995 Form 10-K.

*Management Compensation Plan

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2007

10.6	Form of Stock Option Agreement, dated November 10, 1994, used in connection with grant of incentive stock options under Peoples Bancorp Inc. Amended and Restated 1993 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(i) to Peoples' 1995 Form 10-K.

10.7	Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 4 to Peoples' Registration Statement on Form S-8 filed May 24, 1995 (Registration Statement No. 33-59569).

10.8	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples under Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(k) to Peoples' 1995 Form 10-K.

10.9	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples' subsidiaries under Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(l) to Peoples' 1995 Form 10-K.

10.10	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(m) to Peoples' Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-16772) (“Peoples’ 1998 Form 10-K”).

10.11	Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10 to Peoples' Registration Statement on Form S-8 filed September 4, 1998 (Registration Statement No. 333-62935).

10.12	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(o) to Peoples' 1998 Form 10-K.

10.13	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to consultants/advisors of Peoples under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(p) to Peoples' 1998 Form 10-K.

10.14	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(o) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-16772).

10.15	Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10 to Peoples' Registration Statement on Form S-8 filed April 15, 2002 (Registration Statement No. 333-86246).

*Management Compensation Plan

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2007

10.16	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to directors of Peoples under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(r) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-16772)(“Peoples’ 2002 Form 10-K”).

10.17	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to Peoples’ subsidiaries' directors under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(s) to Peoples’ 2002 Form 10-K.

10.18	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to employees of Peoples under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(t) to Peoples’ 2002 Form 10-K.

10.19	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(u) to Peoples’ 2002 Form 10-K.

10.20	Form of Change in Control Agreement, adopted August 11, 2004, applicable to Mark F. Bradley*	Incorporated herein by reference to Exhibit 10(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 0-16772) (the “September 30, 2004 Form 10-Q”).

10.21	Form of Change in Control Agreement, adopted August 11, 2004, applicable to Carol A. Schneeberger*	Incorporated herein by reference to Exhibit 10(b) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (the “June 30, 2006 Form 10-Q”) (File No. 0-16772)

10.22	Change in Control Agreement, adopted January 1, 2006, between Peoples Bancorp Inc. and David T. Wesel*	Incorporated herein by reference to Exhibit 10.2 to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (the “September 30, 2007 Form 10-Q”)

10.23	Change in Control Agreement, adopted September 4, 2007, between Peoples Bancorp Inc. and Deborah K. Hill*	Incorporated herein by reference to Exhibit 10.1 to Peoples’ September 30, 2007 Form 10-Q.

10.24(a)	Change in Control Agreement, adopted August 11, 2004, between Peoples Bancorp Inc. and Larry E. Holdren*	Filed herewith.

10.24(b)	First Amendment to Change in Control Agreement, effective February 18, 2008, between Peoples Bancorp Inc. and Larry E. Holdren*	Filed herewith.

10.25	Change in Control Agreement, adopted February 20, 2008, between Peoples Bancorp Inc. and Joseph S. Yazombek*	Filed herewith.

*Management Compensation Plan

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2007

10.26	Summary of Perquisites for Executive Officers of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 10.24 to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-16772) (“Peoples’ 2006 Form 10-K”).

10.27	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.	Filed herewith.

10.28	Summary of Cash Compensation for Directors of Peoples Bancorp Inc. effective May 1, 2006	Incorporated herein by reference to Exhibit 10(b) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File No. 0-16772).

10.29(a)	Peoples Bancorp Inc. 2006 Equity Plan*	Incorporated herein by reference to Exhibit 10(a) of Peoples' June 30, 2006 Form 10-Q.

10.29(b)	Certificate regarding adoption of Amendment to Peoples Bancorp Inc. 2006 Equity Plan by Board of Directors of Peoples Bancorp Inc. on June 8, 2006*	Incorporated herein by reference to Exhibit 10(b) of Peoples' June 30, 2006 Form 10-Q.

10.29(c)	Second Amendment to the Peoples Bancorp Inc. 2006 Equity Plan adopted on February 8, 2007*	Incorporated herein by reference to Exhibit 10.27(c) to Peoples’ 2006 Form 10-K.

10.30	Form of Peoples Bancorp Inc. 2006 Equity Plan Nonqualified Stock Option Agreement used and to be used to evidence grant of nonqualified stock option to director of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10(c) of Peoples' June 30, 2006 Form 10-Q.

10.31	Form of Peoples Bancorp Inc. 2006 Equity Plan Restricted Stock Agreement for employees used and to be used to evidence awards of restricted stock granted to employees of Peoples Bancorp Inc.*	Filed with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.32	Form of Peoples Bancorp Inc. 2006 Equity Plan Restricted Stock Agreement for directors used and to be used to evidence awards of restricted stock granted to directors of Peoples Bancorp Inc.*	Filed with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.33	Form of Peoples Bancorp Inc. 2006 Equity Plan SAR Agreement for employees used and to be used to evidence awards of stock appreciation rights granted to employees of Peoples Bancorp Inc.	Filed with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.34	Resignation and Severance Agreement, entered into effective April 26, 2007, by and between Peoples Bancorp Inc. and Peoples Bank, National Association and Donald J. Landers, Jr.*	Incorporated herein by reference to Exhibit 10.1 to Peoples’ Current Report on Form 8-K/A dated and filed May 3, 2007 (File No. 0-16772).

12	Statements of Computation of Ratios.	Filed herewith.
*Management Compensation Plan

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2007

21	Subsidiaries of Peoples Bancorp Inc.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.	Filed herewith.

31(a)	Certification Pursuant to Rule 13a-14(a)/15d-14(a) [President and Chief Executive Officer]	Filed herewith.

31(b)	Certification Pursuant to Rule 13a-14(a)/15d-14(a) [Chief Financial Officer and Treasurer]	Filed herewith.

32	Section 1350 Certification	Filed herewith.