Form 10-Q
period 2008-03-31
PEOPLES BANCORP INC
filed 2008-05-02
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

               (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 2008
                                                                                                                OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ____ to ____

Commission File Number: 0-16772

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

Yes ☒            No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 10,395,774 common shares, without par value, at April 30, 2008.

As used in this Quarterly Report on Form 10-Q (“Form 10-Q”), “Peoples” refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, Peoples Bancorp Inc.
PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except share data)	March 31,	December 31,
Assets	2008	2007
Cash and cash equivalents:
Cash and due from banks	$ 47,508	$ 43,275
Interest-bearing deposits in other banks	1,714	1,925
Total cash and cash equivalents	49,222	45,200

Available-for-sale investment securities, at fair value (amortized cost of
$543,365 at March 31, 2008 and $535,979 at December 31, 2007)	551,098	542,231
Other investment securities, at cost	23,478	23,232
Total investment securities	574,576	565,463

Loans, net of deferred fees and costs	1,115,729	1,120,941
Allowance for loan losses	(15,953)	(15,718)
Net loans	1,099,776	1,105,223

Loans held for sale	823	1,994
Bank premises and equipment, net	24,762	24,803
Business owned life insurance	50,715	50,291
Goodwill	62,520	62,520
Other intangible assets	5,085	5,509
Other assets	23,959	24,550
Total assets	$ 1,891,438	$ 1,885,553

Liabilities
Deposits:
Non-interest-bearing	$ 177,449	$ 175,057
Interest-bearing	1,071,542	1,011,320
Total deposits	1,248,991	1,186,377

Short-term borrowings	154,866	222,541
Long-term borrowings	237,976	231,979
Junior subordinated notes held by subsidiary trust	22,469	22,460
Accrued expenses and other liabilities	19,715	19,360
Total liabilities	1,684,017	1,682,717

Stockholders’ Equity
Common stock, no par value, 24,000,000 shares authorized,
10,934,940 shares issued at March 31, 2008 and 10,925,954
shares issued at December 31, 2007, including shares in treasury	163,857	163,399
Retained earnings	55,890	52,527
Accumulated comprehensive income, net of deferred income taxes	3,977	3,014
Treasury stock, at cost, 639,526 shares at March 31, 2008 and
629,206 shares at December 31, 2007	(16,303)	(16,104)
Total stockholders’ equity	207,421	202,836
Total liabilities and stockholders’ equity	$ 1,891,438	$ 1,885,553

          See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months
	Ended March 31,
(Dollars in thousands, except per share data)	2008	2007
Interest Income:
Interest and fees on loans	$ 19,851	$ 21,341
Interest on taxable investment securities	6,684	6,402
Interest on tax-exempt investment securities	732	571
Other interest income	32	46
Total interest income	27,299	28,360
Interest Expense:
Interest on deposits	8,465	9,127
Interest on short-term borrowings	1,539	3,215
Interest on long-term borrowings	2,514	1,846
Interest on junior subordinated notes held by subsidiary trusts	495	651
Total interest expense	13,013	14,839
Net interest income	14,286	13,521
Provision for loan losses	1,437	623
Net interest income after provision for loan losses	12,849	12,898
Other Income:
Insurance commissions	2,930	2,950
Service charges on deposit accounts	2,295	2,368
Trust and investment income	1,246	1,143
Electronic banking income	918	828
Business owned life insurance	424	411
Mortgage banking income	204	207
Net gain on investment securities	293	17
Other	217	207
Total other income	8,527	8,131
Other Expenses:
Salaries and employee benefits	7,560	7,297
Net occupancy and equipment	1,426	1,332
Professional fees	610	614
Data processing and software	541	513
Electronic banking expense	524	460
Franchise tax	416	439
Amortization of intangible assets	415	500
Marketing	370	349
Other	1,880	1,838
Total other expenses	13,742	13,342
Income before income taxes	7,634	7,687
Income taxes	1,986	2,041
Net income	$ 5,648	$ 5,646

Earnings per share:
Basic	$ 0.55	$ 0.53
Diluted	$ 0.55	$ 0.53

Weighted-average number of shares outstanding:
Basic	10,302,713	10,584,893
Diluted	10,345,180	10,670,148

Cash dividends declared	$ 2,285	$ 2,328
Cash dividends declared per share	$ 0.22	$ 0.22

                        See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
	Common Stock		Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Shares	Amount	Earnings	Income	Stock	Total
Balance, December 31, 2007	10,925,954	$ 163,399	$ 52,527	$ 3,014	$ (16,104)	$ 202,836
Net income			5,648			5,648
Other comprehensive income, net of tax				963		963
Cash dividends declared of $0.22 per share			(2,285)			(2,285)
Stock-based compensation expense		252				252
Purchase of treasury stock, 15,407 shares					(337)	(337)
Exercise of common stock options (reissued
5,087 treasury shares)		(41)			138	97
Tax benefit from exercise of stock options		15				15
Issuance of common stock under dividend
reinvestment plan	8,986	232				232
Balance, March 31, 2008	10,934,940	$ 163,857	$ 55,890	$ 3,977	$ (16,303)	$ 207,421

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007

Net cash provided by operating activities	9,025	5,520

Cash flows from investing activities:
Purchases of available-for-sale securities	(86,224)	(27,272)
Proceeds from sales of available-for-sale securities	20,290	–
Proceeds from maturities, calls and prepayments of
available-for-sale securities	58,838	31,494
Net decrease (increase) in loans	4,256	(3,888)
Net expenditures for premises and equipment	(786)	(379)
Net cash used in investing activities	(3,626)	(45)

Cash flows from financing activities:
Net increase in non-interest-bearing deposits	2,392	1,201
Net increase (decrease) in interest-bearing deposits	60,190	(17,186)
Net (decrease) increase in short-term borrowings	(67,675)	25,632
Proceeds from long-term borrowings	55,000	35,000
Payments on long-term borrowings	(49,003)	(48,026)
Cash dividends paid	(2,062)	(2,105)
Purchase of treasury stock	(337)	(4,931)
Proceeds from issuance of common stock	103	432
Excess tax benefit for share-based payments	15	101
Net cash used in financing activities	(1,377)	(9,882)
Net increase (decrease) in cash and cash equivalents	4,022	(4,407)
Cash and cash equivalents at beginning of period	45,200	39,806
Cash and cash equivalents at end of period	$ 49,222	$ 35,399

                        See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation:
The accompanying unaudited Consolidated Financial Statements of Peoples Bancorp Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”).

The accounting and reporting policies followed in the presentation of the accompanying unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2007 Form 10-K, as updated by the information contained in this report.  In the opinion of management, these financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2007, contained herein has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2007 Form 10-K.

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  In addition, Peoples’ insurance commission income includes contingent performance based insurance commissions that are recognized by Peoples when received, which typically occurs during the first quarter of each year.  Contingent performance based insurance commissions were $835,000 and $795,000 for the three months ended March 31, 2008 and 2007, respectively.

2.   New Accounting Pronouncements:
On March 19, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities–an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities intended to improve the transparency of financial reporting.  Under SFAS 161, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  Peoples will adopt SFAS 161 effective January 1, 2009 and adoption is not anticipated to have a material impact on Peoples’ Consolidated Financial Statements.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value.  The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently.  Peoples adopted SFAS 159 effective January 1, 2008, as required, but has not elected to measure any permissible items at fair value.  As a result, the adoption of SFAS 159 did not have any impact on Peoples’ Consolidated Financial Statements.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which replaces various definitions of fair value in existing accounting literature with a single definition, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements upon adoption.  SFAS 157 clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use.  SFAS 157 also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation.  This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates.  SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value.  The statement does not expand the use of fair value to any new circumstances.  Peoples adopted SFAS 157 as of January 1, 2008, as required, and adoption did not have a material impact on Peoples’ Consolidated Financial Statements.

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

The following summarizes the changes to Peoples’ stock options for the period ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	325,461	$ 22.74
Granted	–	–
Exercised	6,405	19.51
Forfeited	3,407	28.20
Outstanding at March 31	315,649	22.75	4.8 years	$ 942,000

Exercisable at March 31	273,111	21.86	4.3 years	$ 942,000

For the three months ended March, 31, 2008, the total intrinsic value of stock options exercised was $17,000.  The following summarizes information concerning Peoples’ stock options outstanding at March 31, 2008:

			Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$13.48	to	$16.10	79,272	1.6 years	$ 14.28	79,272	$ 14.28
$16.45	to	$22.32	64,284	4.6 years	21.82	64,284	21.82
$22.33	to	$27.74	91,527	5.4 years	25.54	91,527	25.54
$27.74	to	$30.00	80,566	7.4 years	28.65	38,028	28.85
		Total	315,649	4.8 years	$ 22.75	273,111	$ 21.86

Stock Appreciation Rights: SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted will vest three years from the grant date and expire ten years from the date of grant.  The following summarizes the changes to Peoples’ SARs for the period ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	30,374	$ 27.96
Granted	26,170	23.77
Exercised	–	–
Forfeited	576	29.25
Outstanding at March 31	55,968	25.99	9.4 years	$ 13,000

Exercisable at March 31	535	29.25	0.3 years	$ –

For the three months ended March, 31, 2008, the weighted-average estimated fair value of the SARs granted was $5.51.   The following summarizes information concerning Peoples’ SARs outstanding at March 31, 2008:

Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Number of Shares Exercisable
$23.26	5,000	9.3 years	–
$23.77	26,170	9.9 years	–
$23.80	1,000	9.7 years	–
$27.99	3,000	9.5 years	–
$29.25	20,798	8.7 years	535
Total	55,968	9.4 years	535

Restricted Shares: Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while the restrictions on common shares awarded to employees expire after three years.  The following summarizes the changes to Peoples’ restricted common shares for the period ended March 31, 2008:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1	9,148	$ 28.49
Awarded	12,069	23.77
Released	–	–
Forfeited	164	29.25
Outstanding at March 31	21,053	$ 25.78

Stock-Based Compensation: Peoples recognizes stock-based compensation expense, which is included as a component of Peoples’ salaries and benefits costs, based on the estimated fair value of the awards on the grant date. The following summarizes the amount of stock-based compensation expense and related tax benefit recognized for the period ended March 31:

	Three Months Ended
	March 31,	March 31,
	2008	2007
Total stock-based compensation	$ 252,000	$ 144,000
Recognized tax benefit	(88,000)	(50,000)
Net expense recognized	$ 164,000	$ 94,000

The estimated fair value of SARs was calculated at grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2008	2007
Risk-free interest rate	4.39%	4.89%
Dividend yield	3.82%	2.85%
Volatility factor of the market price of parent stock	26.3%	25.3%
Weighted-average expected life	10 years	10 years

The Black-Scholes option valuation model was originally developed for use in estimating the fair value of traded options, which have different characteristics than equity awards granted by Peoples, such as no vesting or transfer restrictions.  The model requires the input of highly subjective assumptions, including the expected stock price volatility, which can materially affect the fair value estimate.  The expected volatility and expected life assumptions were based solely on historical data.  The expected dividend yield is computed based on the current dividend rate, and the risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the equity awards.

Total unrecognized stock-based compensation expense related to unvested awards was $406,000 at March 31, 2008, which will be recognized over a weighted-average period of 1.8 years.

4.  Employee Benefit Plans:
Peoples sponsors a noncontributory defined benefit pension plan that covers substantially all employees.  The plan provides retirement benefits based on an employee’s years of service and compensation.   In 2003, Peoples changed the methodology used to determine the retirement benefits for employees hired on or after January 1, 2003, which has lowered accumulated benefit obligation and net costs.  Peoples also has a contributory postretirement benefit plan for former employees who were retired as of December 31, 1992.  The plan provides health and life insurance benefits.  Peoples’ policy is to fund the cost of the benefits as they are incurred.  The following table details the components of the net periodic benefit cost for the plans:

	Pension Benefits		Postretirement Benefits
	March 31,	March 31,	March 31,	March 31,
(Dollars in thousands)	2008	2007	2008	2007
Service cost	$ 191	$ 212	$ –	$ –
Interest cost	195	189	4	6
Expected return on plan assets	(300)	(210)	–	–
Amortization of prior service cost	1	1	(1)	–
Amortization of net loss	3	40	(1)	1
Net periodic benefit cost	$ 90	$ 232	$ 2	$ 7

5.  Comprehensive Income:
The components of other comprehensive income for the three months ended March 31 were as follows:

(Dollars in thousands)	2008	2007
Net income	$ 5,648	$ 5,646
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding gain arising in the period	1,775	2,608
Related tax expense	(622)	(913)
Less: reclassification adjustment for net gain included in net income	293	17
Related tax (expense)	(103)	(6)
Net effect on other comprehensive income	963	1,684
Defined benefit plans:
Amortization of unrecognized loss and service cost on pension plan	–	40
Related tax expense	–	(14)
Net effect on other comprehensive income	–	26
Total other comprehensive income, net of tax	963	1,710
Total comprehensive income	$ 6,611	$ 7,356

The following details the change in the components of Peoples’ accumulated other comprehensive income for the three months ended March 31, 2008:

Unrecognized
	Unrealized	Net Pension and	Accumulated
	Gains	Postretirement	Comprehensive
(Dollars in thousands)	on Securities	Costs	Income
Balance, December 31, 2007	$ 4,064	$ (1,050)	$ 3,014
Current period change, net of tax	963	–	963
Balance, March 31, 2008	$ 5,027	$ (1,050)	$ 3,977

6.  Earnings per Share:
Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issuable upon exercise of outstanding stock options, SARs and non-vested restricted common shares using the treasury stock method.  The calculation of basic and diluted earnings per share was as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2008	2007
Net income	$ 5,648	$ 5,646

Weighted-average common shares outstanding	10,302,713	10,584,893
Effect of potentially dilutive common shares	42,467	85,255
Total weighted-average diluted common
shares outstanding	10,345,180	10,670,148

Earnings per Share:
Basic	$ 0.55	$ 0.53
Diluted	$ 0.55	$ 0.53

7.  Contingent Liabilities:
Peoples is a member of the Visa USA network, which was reorganized under a single holding company, Visa Inc. (“Visa”), during 2007.  As a result of Visa’s restructuring, Peoples’ membership interest was exchanged for a negligible equity interest in Visa Inc.  Under the Visa bylaws, Peoples is obligated to indemnify Visa for certain losses, with the amount based on Peoples’ proportionate equity interest in Visa.  During 2007, Visa announced it had recognized liabilities for probable settlements for two pending litigations.  Peoples accrued its proportional share of these liabilities in fourth quarter 2007 based on information provided by Visa, although the amounts did not have a material impact on Peoples’ Consolidated Financial Statements taken as a whole.

In March 2008, Visa completed the offer and sale of its Class A Common Stock to the public and used the proceeds to redeem a portion of Visa USA member’s equity interests (Class B Common Stock) and to fund a litigation escrow account to satisfy liabilities arising from certain Visa USA related litigation.  The redemption of the remaining equity interest is not expected to occur until the outcome of this litigation is reasonably assured.  Accordingly, Peoples received cash of $134,000 in partial redemption of its equity interest, previously carried at zero value, and recognized a gain in the first quarter of 2008.

8.  Fair Values of Financial Instruments
Effective January 1, 2008, Peoples adopted SFAS 157, which established a hierarchy for measuring fair value that is intended to maximize the use of observable inputs and minimize the use of unobservable inputs.  This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

Level 1 – Quoted prices in active exchange markets for identical assets or liabilities; also includes certain U.S. Treasury and other U.S. Government and agency securities actively traded in over-the-counter markets.

Level 2 – Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data; also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data.  This category generally includes certain U.S. Government and agency securities, certain collateralized debt obligations, corporate debt securities, derivative instruments, and residential mortgage loans held for sale.

Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for single dealer nonbinding quotes not corroborated by observable market data. This category generally includes certain private equity investments, retained interests from securitizations, and certain collateralized debt obligations.

Assets measured at fair value on a recurring basis comprise the following at March 31, 2008:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale investment securities	$551,098	$3,888	$537,922	$9,288
Interest rate contract	1	–	1	–
Total	$551,099	$3,888	$537,923	$9,288

The investment securities measured at fair value utilizing Level 1 and 2 inputs are obligations of the U.S. Treasury, agencies and corporations of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision in the U.S.,  bank eligible corporate obligations, including private-label mortgage-backed securities and common stocks issued by various unrelated banking holding companies.  The fair values used by Peoples are obtained from an independent pricing service, which represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models that considers observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market markers and live trading systems.

The investment securities measured at fair value using Level 3 inputs are comprised of collateralized debt obligations for which there is not an active market.  Peoples uses multiple input factors to determine the fair value of these securities.  Those input factors are discounted cash flow analysis, structure of the security in relation to current level of deferrals and/or defaults, changes in credit ratings, financial condition of the debtors within the underlying securities, broker quotes for securities similar structure and credit risk, interest rate movements and pricing of new issuances.

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information:

Investment Securities
Balance, January 1, 2008	$9,004
Unrealized gain included in comprehensive income	284
Balance, March 31, 2008	$9,288

Certain assets were measured at fair value on a non-recurring basis at March 31, 2008.  In accordance with the provisions of FASB Statement No. 114, loans held for investment were written down to the fair value of the underlying collateral securing these loans of $6.3 million, less cost to sell of $0.7 million (or net value of $5.6 million).  These loans had a carrying amount of $5.7 million, resulting in a loss of $119,000, which was recognized in earnings through the provision for loan losses during the period.  The fair value of collateral used by Peoples represents that amount expected to be received from the sale of the property as determined by an independent, licensed or certified appraiser in accordance with USPAP, using observable market data.  This data includes information such as selling price of similar properties and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, relevant legal, physical, and economic factors supporting the highest and best use of the property and replacement cost of the exact property, adjusted for obsolescence.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited Consolidated Financial Statements and Management’s Discussion and Analysis that follows:

	At or For the Three Months
	Ended March 31,
SIGNIFICANT RATIOS	2008	2007
Return on average equity	11.00%	11.59%
Return on average assets	1.21%	1.22%
Net interest margin (a)	3.51%	3.32%
Efficiency ratio (b)	58.09%	58.45%
Average stockholders' equity to average assets	10.99%	10.54%
Average loans to average deposits	92.06%	93.68%
Dividend payout ratio	40.46%	41.23%

ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (c)	1.57%	0.53%
Nonperforming assets as a percent of total assets (d)	0.94%	0.32%
Allowance for loan losses to loans net of unearned interest	1.43%	1.28%
Allowance for loan losses to nonperforming loans (c)	91.20%	241.30%
Provision for loan losses to average loans	0.13%	0.06%
Net charge-offs as a percentage of average loans (annualized)	0.43%	0.22%

CAPITAL RATIOS (end of period)
Tier I capital ratio	12.13%	11.93%
Total risk-based capital ratio	13.44%	13.11%
Leverage ratio	8.81%	8.91%

PER SHARE DATA
Earnings per share – basic	$ 0.55	$ 0.53
Earnings per share – diluted	0.55	0.53
Cash dividends declared per share	0.22	0.22
Book value per share (end of period)	20.15	18.85
Tangible book value per share (end of period) (e)	$ 13.58	$ 12.34
Weighted average shares outstanding – Basic	10,302,713	10,584,893
Weighted average shares outstanding – Diluted	10,345,180	10,670,148
Common shares outstanding at end of period	10,295,414	10,511,134

(a)	Fully tax-equivalent net interest income as a percentage of average earning assets.
(b)
 Non-interest expense (less intangible amortization) as a percentage of fully tax-equivalent net interest income plus non-interest income
 (excluding gains or losses on investment securities and asset disposals).

(c)	Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans.
(d)	Nonperforming assets include nonperforming loans and other real estate owned.
(e)	Tangible book value per share reflects capital calculated for banking regulatory requirements and excludes balance sheet impact of intangible assets acquired through acquisitions.

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

(2)	competitive pressures among financial institutions or from non-financial institutions, which may increase significantly;
(3)	changes in the interest rate environment, which may adversely impact interest margins;
(4)	changes in prepayment speeds, loan originations, sale volumes, and charge-offs, which may be less favorable than expected and adversely impact the amount of interest income generated;
(5)	general economic conditions, either national or in the states in which Peoples does business, which may be less favorable than expected;
(6)	political developments, wars or other hostilities, which may disrupt or increase volatility in securities markets or other economic conditions;
(7)	legislative or regulatory changes or actions, which may adversely affect the business of Peoples;
(8)	adverse changes in the conditions and trends in the financial markets, which may adversely affect the fair value of securities within Peoples’ investment portfolio;
(9)	a delayed or incomplete resolution of regulatory issues that could arise;
(10)	ability to receive dividends from subsidiaries;
(11)	changes in accounting standards, policies, estimates or procedures, which may impact Peoples’ reported financial condition or results of operations;
(12)	ability to maintain required capital levels and adequate sources of funding and liquidity;
(13)	the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity;
(14)	the costs and effects of regulatory and legal developments, including the outcome of regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations; and
(15)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission (“SEC”), including those risk factors included in the disclosure under the heading “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2007 Form 10-K.

All forward-looking statements speak only as of the execution date of this Form 10-Q and are expressly qualified in their entirety by the cautionary statements.  Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management’s knowledge of Peoples’ business and operations, it is possible that actual results may differ materially from these projections.  Additionally, Peoples undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events except as may be required by applicable legal requirements.  Copies of documents filed with the SEC are available free of charge at the SEC’s website at http://www.sec.gov and/or from Peoples Bancorp’s website – www.peoplesbancorp.com.

Business Overview
The following discussion and analysis of Peoples’ unaudited Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.

Peoples makes available diversified financial products and services through 50 financial service locations and 38 ATMs in southeastern Ohio, northwestern West Virginia and northeastern Kentucky through its financial service units – Peoples Bank, National Association (“Peoples Bank”), Peoples Financial Advisors (a division of Peoples Bank) and Peoples Insurance Agency, Inc.  Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency.

Peoples’ products and services include traditional banking products, such as deposit accounts, lending products and trust services.  Peoples also offers a complete array of insurance products and makes available custom-tailored fiduciary and wealth management services.  Peoples provides services through traditional offices, ATMs and telephone and internet-based banking.  Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples’ offices.

This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements, and notes thereto, contained in Peoples’ 2007 Form 10-K, as well as the Consolidated Financial Statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples’ Consolidated Financial Statements and Management’s Discussion and Analysis at March 31, 2008, which were unchanged from the policies disclosed in Peoples’ 2007 Form 10-K.

Summary of Recent Transactions and Events
The following is a summary of recent transactions that have impacted or are expected to impact Peoples’ results of operations or financial condition:

o
In the first quarter of 2008, Peoples completed certain investment securities transactions focused on reducing exposures to credit and interest rate risks.  Specifically, Peoples sold $7.2 million of preferred stocks issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation and two US agency collateralized mortgage obligations with an aggregate book value of $7.6 million.  The preferred stocks, whose book value previously had been reduced by $3.2 million due to impairment charges recorded in fourth quarter 2007, were sold to reduce Peoples’ exposure to those entities.  The sale of the collateralized mortgage obligations was part of management’s current strategy to lessen the exposure to a future rising interest rate environment within Peoples’ investment portfolio.  Peoples also sold several small-lot mortgage-backed securities.  The net impact of the portfolio management initiatives produced a net gain of $159,000.

o
In March 2008, Peoples recognized a gain of $134,000 from the mandatory, partial redemption of its equity interest in Visa USA in connection with the initial public offering of Visa Inc (the “Visa Redemption”).  Peoples’ equity interest in Visa USA was previously carried at zero value.

o
On January 12, 2007, Peoples announced the authorization to repurchase up to 425,000 of Peoples’ outstanding common shares in 2007 from time to time in open market transactions (the “2007 Stock Repurchase Program”).  On November 9, 2007, Peoples announced the authorization to repurchase up to 500,000 common shares upon the completion of the 2007 Stock Repurchase Program and continuing in 2008 until expiration on December 31, 2008.  Peoples completed the 2007 Stock Repurchase Program on November 23, 2007.  Through April 30, 2008, Peoples had repurchased a total of 52,200 common shares, at an average price of $23.58, under the stock repurchase plan announced November 9, 2007, of which 13,600 common shares were repurchased during the first quarter of 2008, at an average price of $21.59.  All of the common shares repurchased were held as treasury shares and available for future issuances of common shares in connection with equity awards granted from Peoples’ equity plans and other general corporate purposes.

The impact of these transactions, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis.

Executive Summary
For the three months ended March 31, 2008, net income totaled $5.6 million, matching the amount earned for the same period a year ago, while diluted earnings per share increased $0.02 to $0.55.  Return on equity (“ROE”) was 11.00% for the first quarter of 2008 versus 11.59% a year ago, while return on assets (“ROA”) was 1.21% versus 1.22%, respectively.

Net interest income grew to $14.3 million for the quarter ended March 31, 2008, from $13.9 million for the prior quarter, while net interest margin expanded 11 basis points to 3.51%.  Compared to the first quarter of 2007, net interest income was up 6% in the first quarter of 2008 and net interest margin expanded 19 basis points.  These improvements were attributable to the recent decline in short-term interest rates along with a reduction in certain deposit rates, which resulted in a greater decline in funding costs than asset yields.

In the first quarter of 2008, total non-interest income, which excludes gains and losses on securities and asset disposals, was $8.2 million compared to $8.1 million a year ago.  The primary driver of this growth was higher trust and investment revenues from an increase in assets under management since March 31, 2007.  Electronic banking (“e-banking”) revenue was up 11%, contributing to the increased non-interest income.  During the first quarter of 2008, Peoples recognized a net gain of $293,000 from active investment portfolio management focused on reducing exposures to credit and interest rate risks.

Non-interest expense totaled $13.7 million through three months of 2008, versus $13.3 million for the same period in 2007.  First quarter salary and benefit costs were up 4% year-over-year and accounted for over half of the increase in total non-interest expense.   Other key contributing factors were increased occupancy expenses, including repairs, maintenance and utility costs, and e-banking expense, primarily online banking costs.

At March 31, 2008, total assets were $1.89 billion, virtually unchanged since year-end 2007.  Gross portfolio loan balances decreased $5.2 million during the first quarter of 2008, to $1.12 billion, attributable to commercial loan payoffs.  Investment securities totaled $574.6 million at quarter-end versus $565.5 million at year-end 2007.

Total liabilities were $1.68 billion at both March 31, 2008 and December 31, 2007.  Total deposit balances increased $62.6 million since year-end 2007, to $1.25 billion at March 31, 2008.  During the first quarter of 2008, retail deposit balances grew $82.4 million, due almost entirely to growth in interest-bearing deposit balances, which were used to reduce higher rate brokered certificates of deposit balances by $19.8 million.  The retail deposit growth also contributed to the $61.7 million, or 13%, overall reduction in borrowed funds since year-end 2007.

Total stockholders’ equity grew $4.6 million, from $202.8 million at December 31, 2007, largely attributable to the increase in Peoples’ retained earnings.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income, the amount by which interest income exceeds interest expense, remains Peoples’ largest source of revenue.  The amount of net interest income earned by Peoples each quarter is affected by various factors, including changes in market interest rates due to the Federal Reserve Board’s monetary policy, the level and degree of pricing competition for both loans and deposits in Peoples’ markets, and the amount and composition of Peoples’ earning assets and interest-bearing liabilities.

Net interest margin, calculated by dividing fully tax-equivalent (“FTE”) net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of Peoples’ earning assets and interest-bearing liabilities.  FTE net interest income is calculated by increasing interest income to convert tax-exempt income earned on obligations of states and political subdivisions to the pre-tax equivalent of taxable income using a 35% federal statutory tax rate.  The following table details the calculation of FTE net interest income:

	Three Months Ended
	March 31,	December 31,	March 31,
	2008	2007	2007
(Dollars in thousands)
Net interest income, as reported	$ 14,286	$ 13,915	$ 13,521
Taxable equivalent adjustments	422	431	335
Fully tax-equivalent net interest income	$ 14,708	$ 14,346	$ 13,856

The following table details Peoples’ average balance sheet for the periods presented:

	For the Three Months Ended
	March 31, 2008			December 31, 2007			March 31, 2007
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Short-Term Investments:
Deposits with other banks	$ 3,382	$ 27	3.10%	$ 2,069	$ 25	4.70%	$ 3,254	$ 38	4.74%
Federal funds sold	635	5	3.17%	563	6	4.44%	629	8	5.22%
Total short-term investments	4,017	32	3.11%	2,632	31	4.64%	3,883	46	4.81%
Investment Securities (1):
Taxable	512,362	6,684	5.22%	512,714	6,754	5.27%	506,321	6,402	5.06%
Nontaxable (2)	69,276	1,126	6.51%	69,257	1,152	6.66%	52,971	879	6.64%
Total investment securities	581,638	7,810	5.37%	581,971	7,906	5.43%	559,292	7,281	5.21%
Loans (3):
Commercial	746,945	13,198	7.11%	755,445	14,334	7.53%	755,067	14,523	7.80%
Real estate (4)	283,949	5,005	7.09%	287,898	5,184	7.20%	299,311	5,313	7.10%
Consumer	82,129	1,676	8.21%	82,451	1,714	8.25%	75,142	1,532	8.27%
Total loans	1,113,023	19,879	7.17%	1,125,794	21,232	7.48%	1,129,520	21,368	7.65%
Less: Allowance for loan loss	(16,240)			(15,048)			(14,731)
Net loans	1,096,783	19,879	7.28%	1,110,746	21,232	7.60%	1,114,789	21,368	7.75%
Total earning assets	1,682,438	27,721	6.61%	1,695,349	29,169	6.85%	1,677,964	28,695	6.89%
Intangible assets	67,831			68,275			68,589
Other assets	128,307			128,747			128,598
Total assets	$ 1,878,576			$ 1,892,371			$ 1,875,151
Deposits:
Savings	$ 108,525	$ 122	0.45%	$ 109,543	$ 181	0.66%	$ 114,132	$ 166	0.59%
Interest-bearing transaction	197,998	982	1.99%	185,246	1,036	2.22%	176,773	846	1.94%
Money market	152,202	1,058	2.80%	151,582	1,365	3.57%	141,402	1,369	3.93%
Brokered time	53,334	695	5.24%	59,306	774	5.18%	70,518	897	5.16%
Retail time	523,929	5,608	4.31%	506,014	5,698	4.47%	531,776	5,849	4.46%
Total interest-bearing deposits	1,035,988	8,465	3.29%	1,011,691	9,054	3.55%	1,034,601	9,127	3.58%
Borrowed Funds:
Short-term:
FHLB advances	153,721	1,264	3.25%	208,430	2,406	4.52%	208,991	2,745	5.25%
Retail repurchase agreements	34,894	275	3.17%	36,482	383	4.16%	35,342	403	4.63%
Wholesale repurchase agreements	-	-	0.00%	1,065	15	5.45%	5,000	67	5.34%
Total short-term borrowings	188,615	1,539	3.24%	245,977	2,804	4.48%	249,333	3,215	5.17%
Long-term:
FHLB advances	97,977	1,062	4.36%	78,290	923	4.68%	68,644	754	4.45%
Wholesale repurchase agreements	137,156	1,452	4.19%	144,076	1,544	4.20%	108,278	1,092	4.03%
Other borrowings	22,465	495	8.71%	22,456	498	8.68%	29,424	651	8.86%
Total long-term borrowings	257,598	3,009	4.65%	244,822	2,965	4.83%	206,346	2,497	4.86%
Total borrowed funds	446,213	4,548	4.05%	490,799	5,769	4.61%	455,679	5,712	5.02%
Total interest-bearing liabilities	1,482,201	13,013	3.52%	1,502,490	14,823	3.91%	1,490,280	14,839	4.02%
Non-interest-bearing deposits	172,994			173,411			171,123
Other liabilities	16,889			15,071			16,143
Total liabilities	1,672,084			1,690,972			1,677,546
Total stockholders’ equity	206,492			201,399			197,605
Total liabilities and
stockholders’ equity	$ 1,878,576			$ 1,892,371			$ 1,875,151
Interest rate spread		$ 14,708	3.09%		$ 14,346	2.94%		$ 13,856	2.87%
Interest income/earning assets			6.61%			6.85%			6.89%
Interest expense/earning assets			3.10%			3.45%			3.57%
Net interest margin			3.51%			3.40%			3.32%

(1)	Average balances are based on carrying value.
(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% Federal statutory tax rate.
(3)
Nonaccrual and impaired loans are included in the average loan balances.  Related interest income earned on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income.  Loan fees included in interest income were immaterial for all periods presented.

(4)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.

The following table provides an analysis of the changes in net interest income:

	Three Months Ended March 31, 2008 Compared to
(Dollars in thousands)	December 31, 2007			March 31, 2007
Increase (decrease) in:	Rate	Volume	Total	Rate	Volume	Total
INTEREST INCOME:
Short-term investments	$ (47)	$ 48	$ 1	$ (21)	$ 10	$ (11)
Investment Securities: (2)
Taxable	(65)	(5)	(70)	205	77	282
Nontaxable	(28)	2	(26)	(115)	362	247
Total investment income	(93)	(3)	(96)	90	439	529
Loans:
Commercial	(945)	(191)	(1,136)	(1,181)	(144)	(1,325)
Real estate	(94)	(85)	(179)	(8)	(300)	(308)
Consumer	(21)	(17)	(38)	(73)	217	144
Total loan income	(1,060)	(293)	(1,353)	(1,262)	(227)	(1,489)
Total interest income	(1,200)	(248)	(1,448)	(1,193)	222	(971)
INTEREST EXPENSE:
Deposits:
Savings deposits	(57)	(2)	(59)	(36)	(8)	(44)
Interest-bearing transaction	(373)	319	(54)	24	112	136
Money market	(345)	38	(307)	(916)	605	(311)
Brokered time	56	(135)	(79)	94	(296)	(202)
Retail time	(850)	760	(90)	(168)	(73)	(241)
Total deposit cost	(1,569)	980	(589)	(1,002)	340	(662)
Borrowed funds:
Short-term borrowings	(689)	(576)	(1,265)	(1,031)	(645)	(1,676)
Long-term borrowings	(286)	330	44	(49)	561	512
Total borrowed funds cost	(975)	(246)	(1,221)	(1,080)	(84)	(1,164)
Total interest expense	(2,544)	734	(1,810)	(2,082)	256	(1,826)
Net interest income	$ 1,344	$ (982)	$ 362	$ 889	$ (34)	$ 855

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the dollar amounts of the change in each.

(2)	Presented on a fully tax-equivalent basis.

Since August 2007, the Federal Reserve has reduced the target Federal Funds rate 300 basis points and the Discount Rate 375 basis points.  These actions have caused a corresponding downward shift in short-term interest rates, while longer-term rates have not decreased to the same extent.  This steepening of the yield curve has provided Peoples with opportunities to improve net interest income and margin by taking advantage of lower cost funding available in the market place and reducing certain deposit costs.

The lower average loans for the first quarter of 2008 was the result of the significant loan payoffs Peoples experienced during much of 2007.  In response to the payoffs, Peoples increased its holdings of investment securities in the second half of 2007, which resulted in a modest overall increase in average assets compared to the first quarter 2007.  However, the newly added investment securities were at lower yields compared to the paid off loans they replaced.

A key component of management’s interest rate risk strategy has been to grow retail deposit balances in order to reduce the amount of, and reliance on, wholesale funding sources that typically carry higher market rates of interest.  In addition, management has been adjusting the mix of wholesale funding by repaying higher-costing funds using other lower-cost borrowings.  These efforts, coupled with lower short-term interest rates, produced a lower overall cost of funds in the first quarter of 2008.

Although Peoples was successful in expanding net interest income and margin during the first quarter, future improvements may be limited as the downward repricing of loans and investments may outpace the reduction in rates on funding sources.  In addition, Peoples’ balance sheet has shifted to a neutral or slightly asset sensitive interest rate risk position in the one-year time horizon, which could mitigate any benefits of additional decreases in market interest rates.  Therefore, net interest margin could compress in the second quarter of 2008.

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

Provision for Loan Losses
Peoples’ provision for loan losses is based on management’s quarterly evaluation of the loan portfolio, which considers changes in Peoples’ overall loan quality and estimated losses inherent in the loan portfolio.    In first quarter of 2008, the provision for loan losses was $1.4 million, versus $1.5 million and $0.6 million in the fourth and first quarters of 2007.  The portions of the provision relating to checking account overdrafts totaled $37,000, $172,000 and $23,000 for the same periods, respectively.

When expressed as a percentage of average loans, the provision was 0.13% in the first quarter of 2008, versus 0.14% last quarter and 0.06% for the first quarter of 2007.  The provision for loan losses fluctuates each quarter based on the results of management’s formal analysis of the adequacy of the allowance for loan losses and procedural methodology that estimates the amount of credit losses probable within the loan portfolio.  Additional information regarding changes in Peoples’ allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Non-Interest Income
Insurance commissions comprised the largest portion of Peoples’ first quarter non-interest income, due to annual performance based insurance commissions.  The following table details Peoples’ insurance commissions:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007
Property and casualty insurance	$ 1,917	$ 1,830	$ 1,985
Performance based commissions	835	2	795
Life and health insurance	145	141	140
Credit life and accident and health insurance	33	36	30
Total insurance commissions	$ 2,930	$ 2,009	$ 2,950

Property and casualty insurance sales commissions continue to be challenged by tighter pricing margins within the insurance industry caused by insurance companies reducing premiums to attract market share.  The bulk of the performance based commission income is earned annually by Peoples during the first quarter and is based on a combination of factors, including loss experience of insurance policies sold, production volumes and overall financial performance of the insurance industry during the preceding year.

Deposit account service charges also comprised a sizable portion of Peoples’ first quarter non-interest revenue.  The following table details Peoples’ deposit account service charges:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007
Overdraft fees	$ 1,504	$ 1,791	$ 1,506
Non-sufficient funds fees	402	497	437
Other fees and charges	389	227	425
Total deposit account service charges	$ 2,295	$ 2,515	$ 2,368

The amount of deposit account service charges, particularly overdraft and non-sufficient funds fees, is largely dependent on the timing and volume of customer activity.  As a result, the amount ultimately recognized by Peoples can fluctuate each quarter.

The following table details Peoples’ trust and investment revenues:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007
Fiduciary	$ 987	$ 1,119	$ 927
Brokerage	259	224	216
Total trust and investment income	$ 1,246	$ 1,343	$ 1,143

Both fiduciary and brokerage revenues have experienced year-over-year growth due to an increase in assets under management.  A significant portion of Peoples’ fiduciary revenues are based on the market value of the managed assets.  The recent downturn in the financial markets has lowered the value of managed trust assets compared to year-end 2007, causing the decline in revenue. At March 31, 2008, trust assets under management had a market value of $775.8 million, compared to $797.4 million at year-end 2007 and $744.9 million at March 31, 2007, while the market value of managed brokerage assets was $221.3 million, $224.0 million and $201.1 million, respectively.

Peoples’ e-banking revenues grew 11% year-over-year, totaling $0.9 million for the first quarter of 2008, from sustained increases in debit card activity. At March 31, 2008, Peoples had 39,423 deposit relationships with debit cards, or 58% of all eligible deposit accounts, compared to 37,545 relationships and a 54% penetration rate a year ago.  Peoples’ customers used their debit cards to complete $62.9 million of transactions for the three months ended March 31, 2008, up 19% from $53.0 million a year ago.

Non-Interest Expense
Salary and benefit costs remain Peoples’ largest non-interest expense and were a major driver of the increased non-interest expense in the first quarter of 2008.  The following table details Peoples’ salaries and benefit costs:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007
Salaries and wages	$ 4,503	$ 4,402	$ 4,458
Sales-based and incentive compensation	1,223	898	1,144
Employee benefits	997	829	992
Stock-based compensation	252	74	144
Payroll taxes and other employment-related costs	585	579	559
Total salaries and benefit costs	$ 7,560	$ 6,782	$ 7,297
Full-time equivalent employees:
Actual at end of period	556	559	557
Average during the period	556	556	550

Salaries and wages were up in the first quarter of 2008, reflecting normal annual merit increases, which were tempered by larger deferrals of salaries considered direct loan origination costs.  The higher sales-based and incentive compensation through three months of 2008 reflects higher insurance and investment sales-based compensation, while increased performance based incentive compensation based on Peoples’ earnings was a contributing factor to the linked quarter increase.  Peoples’ employee benefit costs consist primarily of expenses related to Peoples’ medical insurance and pension plans.  While medical costs have increased steadily in recent periods, the impact on Peoples’ employee benefit costs has been tempered by lower pension expense.

The increased stock-based compensation expense for the three months ended March 31, 2008, reflects the impact of annual equity-based incentive awards made in February 2008 to employees and directors.  Compensation expense is generally recognized over the vesting period.  However, Peoples must immediately recognize the entire expense for awards to employees who are eligible for retirement at the grant date, which accounted for $127,000 and $81,000 of the first quarter 2008 and 2007 expense, respectively.  Stock-based compensation expense should be lower during the remaining nine months of 2008 based on the current equity awards outstanding.

Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007
Depreciation	$ 525	$ 532	$ 537
Repairs and maintenance costs	372	349	352
Net rent expense	174	168	153
Property taxes, utilities and other costs	355	332	290
Total net occupancy and equipment expense	$ 1,426	$ 1,381	$ 1,332

While net occupancy and equipment costs are up compared to prior quarters, management continues to monitor capital expenditures and explore opportunities to enhance Peoples’ operating efficiency.  Still, Peoples will not sacrifice making investments designed to improve customer service and/or produce long-term benefits simply for the sake of short-term earnings growth.

E-banking expense, which is comprised of bankcard and internet-based banking costs, was up 14% for the three months ended March 31, 2008, compared to the same period in 2007.  This increase was primarily the result of customers using their debit cards or Peoples’ internet banking service to complete a higher percentage of their transactions.  However, the increase was more than offset by the increase in related e-banking revenue.  Compared to the fourth quarter of 2007, e-banking expense was down 18% in the first quarter of 2008, due to Peoples adjusting the litigation-related liabilities associated with its membership in the Visa USA network originally recorded in the fourth quarter of 2007.

Income Tax Expense
For the three months ended March 31, 2008, Peoples’ effective tax rate was 26.0%, which represents management’s current estimate for the full year 2008 and an increase from the effective rate of 23.3% for the full year 2007.  The higher projected effective tax rate for 2008 was based on an expected increase in pre-tax income, coupled with lower availability of tax credits in 2008 compared to 2007.

FINANCIAL CONDITION

Investment Securities
The following table details Peoples’ available-for-sale investment portfolio:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007
Obligations of U.S. Treasury and government agencies	$ 194	$ 197	$ 232
Obligations of U.S. government-sponsored enterprises	37,285	84,457	120,016
Obligations of states and political subdivisions	68,684	69,247	51,544
Mortgage-backed securities	401,191	358,683	317,832
Other securities	43,744	29,647	34,215
Total investment securities, at fair value	$ 551,098	$ 542,231	$ 523,839
Total amortized cost	$ 543,365	$ 535,979	$ 522,754
Net unrealized gain	$ 7,733	$ 6,252	$ 1,085

The substantial decrease in Peoples’ investment in obligations of U.S. government-sponsored enterprises since March 31, 2007, was due primarily to management using the cash flows from maturities and prepayments to increase its investment in mortgage-backed securities. A contributing factor to the decline was the preferred stock sales that occurred during the first quarter of 2008. Peoples will continue to actively manage its investment portfolio and may adjust the size or composition based on, among other factors, changes in the loan portfolio, liquidity needs and interest rate conditions. At March 31, 2008, there were no securities within the investment portfolio identified by management to be other-than-temporarily impaired.  Peoples has the ability and intent to hold those securities for a period of time sufficient to recover the amortized cost.

Peoples’ other investment securities consist solely of shares of the Federal Home Loan Bank (“FHLB”) of Cincinnati and Federal Reserve Bank of Cleveland.  These restricted equity securities do not have readily determinable fair values and are carried at cost since Peoples does not exercise significant influence. The following table details Peoples’ other investment securities:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007
FHLB of Cincinnati stock	$ 19,066	$ 18,820	$ 18,820
Federal Reserve Bank of Cleveland stock	4,412	4,412	4,378
Total other investment securities, at cost	$ 23,478	$ 23,232	$ 23,198

Loans
The following table details total outstanding loans:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007
Loan balances:
Commercial, mortgage	$ 498,426	$ 513,847	$ 477,189
Commercial, other	180,523	171,937	195,612
Real estate, mortgage	237,366	237,641	247,110
Real estate, construction	72,326	71,794	97,116
Home equity lines of credit	43,101	42,706	43,404
Consumer	81,108	80,544	74,157
Deposit account overdrafts	2,879	2,472	1,037
Total loans	$1,115,729	$1,120,941	$1,135,625
Percent of loans to total loans:
Commercial, mortgage	44.7%	45.8%	42.0%
Commercial, other	16.2%	15.3%	17.2%
Real estate, mortgage	21.3%	21.2%	21.8%
Real estate, construction	6.5%	6.4%	8.6%
Home equity lines of credit	3.9%	3.8%	3.8%
Consumer	7.1%	7.3%	6.5%
Deposit account overdrafts	0.3%	0.2%	0.1%
Total percentage	100.0%	100.0%	100.0%

Overall, loan production remained steady in the first quarter of 2008, although total balances declined slightly due to commercial mortgage loan payoffs. Residential real estate loan balances continue to be impacted by customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with the servicing rights retained, although balances stabilized during the first quarter.  Peoples has also experienced consumer loan growth due mainly to the efforts of Peoples’ indirect lending area, which also comprises a significant portion of Peoples’ consumer loans.

Loan Concentration
Peoples' loans consist of credits to borrowers spread over a broad range of industrial classifications, with no concentration of loans to borrowers engaged in the same or similar industries that exceeds 10% of total loans. Peoples currently has no loans to foreign entities that exceed 1% of total assets.  Peoples’ largest concentration of loans consists of credits to borrowers in the assisted living facilities and nursing homes industry.  Those loans totaled $53.7 million at March 31, 2008, or 10.8% of total outstanding commercial real estate loans, compared to $54.0 million, or 10.5%, at December 31, 2007.  Loans to borrowers in the lodging and lodging related industry also represent a significant portion of Peoples’ commercial real estate loans, totaling $52.7 million at March 31, 2008 and $50.6 million at December 31, 2007, or 10.6% and 9.8%, respectively.  These credits were subjected to Peoples’ normal commercial underwriting standards and did not present more than the normal amount of risk assumed in Peoples’ other commercial lending activities.

These lending opportunities typically have arisen due to the growth of these industries in markets served by Peoples or in neighboring areas, and also from sales associates’ efforts to develop these lending relationships.  Management believes these industrial concentrations do not pose abnormal risk when compared to the risk assumed in other types of lending since these credits have been subjected to Peoples’ normal commercial underwriting standards, which include an evaluation of the financial strength, market expertise and experience of the borrowers and principals in these business relationships.  In addition, a sizeable portion of the loans to lodging and lodging-related companies is spread over various geographic areas and is guaranteed by principals with substantial net worth.

Allowance for Loan Losses
The following table presents changes in Peoples’ allowance for loan losses:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007
Allowance for loan losses:
Allowance for loan losses, beginning of period	$ 15,718	$ 14,641	$ 14,509
Gross charge-offs:
Commercial	1,018	218	1,024
Real estate	178	201	26
Consumer	233	188	437
Overdrafts	209	233	158
Credit card	–	–	–
Total gross charge-offs	1,638	840	1,645
Recoveries:
Commercial	156	185	736
Real estate	18	29	13
Consumer	132	122	171
Overdrafts	122	57	105
Credit card	8	2	1
Total recoveries	436	395	1,026
Net charge-offs:
Commercial	862	33	288
Real estate	160	172	13
Consumer	101	66	266
Overdrafts	87	176	53
Credit card	(8)	(2)	(1)
Total net charge-offs	1,202	445	619
Provision for loan losses, end of period	1,437	1,522	623
Allowance for loan losses, end of period	$ 15,953	$ 15,718	$ 14,513
Allowance for loan losses as a percent of total loans	1.43%	1.40%	1.28%
Ratio of net charge-offs to average loans (annualized):
Commercial	0.31%	0.01%	0.10%
Real estate	0.05%	0.06%	– %
Consumer	0.04%	0.02%	0.10%
Overdrafts	0.03%	0.06%	0.02%
Credit card	– %	– %	– %
Total ratio of net charge-offs to average loans	0.43%	0.15%	0.22%

Gross charge-offs for the first quarter of 2008 were impacted by a loss of $1.0 million on a single $8 million commercial loan relationship comprised of two loans secured by commercial real estate, resulting in an increase from the prior quarter.  In comparison, first quarter 2007 gross charge-offs included losses totaling $1.2 million from three unrelated loan relationships.  First quarter 2008 gross recoveries were comparable to the fourth quarter of 2007 and down compared to the first quarter of 2007, due to a $609,000 recovery that occurred during the first quarter of 2007 on a group of commercial loans charged-off in 2002.  These factors combined to produce higher net charge-offs for the three months ended March 31, 2008 compared to both the prior and linked periods.

The allowance for loan losses is allocated among the loan categories based upon management’s consistent, quarterly procedural discipline, which includes consideration of changes in loss trends and loan quality.  However, the entire allowance for loan losses is available to absorb loan losses in any loan category.  The following details the allocation of the allowance for loan losses:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007
Commercial	$ 13,611	$ 14,147	$ 12,723
Real estate	983	419	943
Consumer	1,124	868	582
Overdrafts	235	284	265
Total allowance for loan losses	$ 15,953	$ 15,718	$ 14,513

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

Asset quality remains a key focus, as management continues to emphasize loan underwriting quality more than loan growth.  The following table details Peoples’ nonperforming assets:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007
Loans 90+ days past due	$ 438	$ 378	$ –
Nonaccrual loans	17,061	8,980	6,015
Total nonperforming loans	17,499	9,358	6,015
Other real estate owned	343	343	50
Total nonperforming assets	$ 17,842	$ 9,701	$ 6,065
Nonperforming loans as a percent of total loans	1.57%	0.83%	0.53%
Nonperforming assets as a percent of total assets	0.94%	0.51%	0.32%
Allowance for loan losses as a percent of
nonperforming loans	91.2%	168.0%	241.3%

The increase in non-accrual loans since year-end 2007 was largely attributed to Peoples placing the remaining balance of a specific commercial loan relationship into nonaccrual status, which totaled $7.0 million after the previously mentioned $1.0 million loss incurred during the first quarter of 2008.  While this relationship accounted for the deterioration in Peoples’ asset quality at March 31, 2008, management believes the remaining balance of $7.0 million is adequately collateralized based on the current liquidation value of the underlying property, which is a special purpose facility.  Management also believes it has appropriately considered this loan relationship in establishing the allowance for loan losses at March 31, 2008, even though no specific allocation was made to this relationship after recording the $1.0 million loss in the first quarter.

The following tables summarize loans classified as impaired:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007
Impaired loans with an allocated allowance for loan losses	$ 7,193	$ 8,457	$ 7,926
Impaired loans with no allocated allowance for loan losses	12,432	4,453	11,437
Total impaired loans	$ 19,625	$ 12,910	$ 19,363
Allowance for loan losses allocated to impaired loans	$ 1,565	$ 2,498	$ 1,894

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Average investment in impaired loans	$ 16,268	$ 19,406
Interest income recognized on impaired loans	$ 90	$ 334

Peoples has not allocated a portion of the allowance for loan losses to certain impaired loans because those loans either have been written-down to the amount expected to be collected or possess characteristics indicative of Peoples’ ability to collect the outstanding principal from the sale of collateral and/or enforcement of guarantees by the principals.

Overall, management believes the allowance for loan losses was adequate at March 31, 2008, based on all information currently available.  Still, there can be no assurance that Peoples’ allowance for loan losses will be adequate to cover all losses or that the amount of nonperforming loans will remain at current levels, especially considering the current economic uncertainty that exists and the concentration of commercial loans in Peoples’ loan portfolio.

Deposits
The following table details Peoples’ deposit balances:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007
Retail certificates of deposit	$ 549,439	$ 499,684	$ 528,543
Interest-bearing transaction accounts	211,708	191,359	182,164
Money market deposit accounts	156,206	153,299	145,073
Savings accounts	114,433	107,389	119,153
Total retail interest-bearing deposits	1,031,786	951,731	974,933
Brokered certificates of deposits	39,756	59,589	70,535
Total interest-bearing deposits	1,071,542	1,011,320	1,045,468
Non-interest-bearing deposits	177,449	175,057	172,122
Total deposit balances	$1,248,991	$ 1,186,377	$ 1,217,590

Retail certificates of deposit (“CDs”) were up $49.8 million, or 10%, at March 31, 2008, compared to year-end 2007, largely attributable to Peoples attracting national market funds from customers outside its primary market area instead of using higher costing brokered CDs.  Interest-bearing demand deposits also rose $20.3 million, or 11%, during the first quarter of 2008, reflecting seasonal changes in governmental deposit balances from tax revenues.  Non-interest-bearing deposits also grew $2.4 million since year-end 2007, from a $9.3 million increase in consumer deposit balances that offset a $7.1 million decline in commercial balances.  This overall deposit growth allowed Peoples to reduce brokered CD balances by $19.8 million.   The majority of the remaining $39.8 million of brokered CDs will mature during the third quarter of 2008.  Management anticipates Peoples will be able to replace those funds with other, lower-costing funds, such as retail deposits or borrowed funds, assuming interest rates do not change rapidly.

Borrowed Funds
The following details Peoples’ short-term and long-term borrowings:
	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007
Short-term borrowings:
FHLB advances	$ 121,000	$ 187,500	$ 179,000
National market repurchase agreements	–	–	5,000
Retail repurchase agreements	33,866	35,041	36,515
Total short-term borrowings	$ 154,866	$ 222,541	$ 220,515

Long-term borrowings:
FHLB advances	$ 104,226	$ 83,229	$ 67,767
National market repurchase agreements	133,750	148,750	120,000
Total long-term borrowings	$ 237,976	$ 231,979	$ 187,767
Subordinated notes held by subsidiary trusts	$ 22,469	$ 22,460	$ 29,434
Total borrowed funds	$ 415,311	$ 476,980	$ 437,716

During the first quarter of 2008, Peoples reduced the level of short-term FHLB advances as the result of the retail deposit growth.  Additionally, Peoples replaced a $45 million national market repurchase agreement in the first quarter of 2008, which kept its total long-term borrowings flat compared to year-end 2007.  Peoples continues to use short-term and long-term borrowing strategies to manage the interest risk of the balance sheet.

Capital/Stockholders’ Equity
Stockholders’ equity increased $4.6 million since year-end 2007, to $207.4 million at March 31, 2008, due almost entirely to additional retained earnings.  During the first quarter of 2008, Peoples declared dividends of $2.3 million, or 40.5% of earnings, compared to $2.3 million, or 41.2% of earnings, a year ago.  Management anticipates Peoples continuing its 42-year history of consistent dividend growth in future periods, although the restrictions and limitations disclosed in Peoples’ 2007 Form 10-K may prohibit Peoples from paying dividends even when sufficient cash is available.

At March 31, 2008, Peoples’ tangible capital, defined as tangible equity as a percentage of tangible assets, was 7.67% versus 7.42% at year-end 2007 and 7.19% at March 31, 2007, due to a greater increase in tangible equity compared to tangible assets.  In addition, both Peoples and Peoples Bank were well above the minimum standards for a well-capitalized institution under the regulatory capital guidelines.  Management remains focused on maintaining Peoples’ strong capital position, especially considering the uncertainty that currently exists in the financial markets and economy as a whole.

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

Interest Rate Risk
Interest rate risk (“IRR”) is one of the most significant risks for Peoples, and the entire financial services industry, primarily arising in the normal course of business of offering a wide array of loans and deposits to its customers, as well as the diversity of its own investment portfolio and borrowed funds.  IRR is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as market values of financial assets and liabilities.  Peoples’ exposure to IRR is due primarily to differences in the maturity or repricing of earning assets and interest-bearing liabilities.  In addition, other factors, such as prepayments of loans and investment securities or early withdrawal of deposits, can expose Peoples to IRR and impact interest costs or revenue streams.

Peoples has charged the Asset-Liability Committee (the “ALCO”) with the overall management of IRR.  Peoples’ ALCO has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level and amount of IRR.  There have been no material changes to these policies or methods used by the ALCO to assess IRR from those disclosed in Peoples’ 2007 Form 10-K.

While the ALCO uses various methods to assess and monitor the level of Peoples’ IRR, the ALCO predominantly relies on simulation modeling in its overall management of IRR since it estimates the impact of potential changes in interest rates on Peoples’ future earnings and projected fair value of equity.  The following table illustrates the estimated impact of an immediate and sustained change in interest rates (dollars in thousands):

Change in	Estimated (Decrease) Increase				Estimated Decrease
Interest Rate	in Net Interest Income				in Economic Value of Equity
(in Basis Points)	March 31, 2008		December 31, 2007		March 31, 2008		December 31, 2007
200	$ (1,479)	(2.6)%	$ (5,276)	(9.7)%	$ (5,561)	(2.3)%	$(19,186)	(7.6)%
100	(572)	(1.0)%	(2,264)	(4.2)%	(920)	(0.4)%	(7,930)	(3.1)%
(100)	(572)	(1.0)%	1,152	2.1%	(11,601)	(4.7)%	(3,691)	(1.5)%
(200)	$ (1,361)	(2.4)%	$ 1,234	2.3%	$ (31,666)	(12.8)%	$(15,915)	(6.3)%

This table uses a standard, parallel shock analysis for assessing the IRR to net interest income and the economic value of equity.  A parallel shock means all points on the yield curve (one year, two year, three year, etc.) are directionally shocked the same amount of basis points up or down (one basis point is equal to 0.01%).  Although a parallel shock table can give insight into the current direction and magnitude of IRR inherent in the balance sheet, interest rates do not always move in a complete parallel manner during interest rate cycles.  These nonparallel movements in interest rates, commonly called yield curve steepening or flattening movements, tend to occur during the beginning and end of an interest rate cycle.  To understand Peoples' exposure to nonparallel rate shifts, management conducts more advanced interest rate shock scenarios to better understand its exposure to these types of shifts.

In the first quarter of 2008, Peoples’ balance sheet became less liability sensitive due to management’s recent efforts to move to a more neutral IRR position, given the uncertainty regarding future interest rate changes.  Management selectively increased and extended the maturities of borrowed funds and retail CDs, thereby reducing its level of overnight funding.  Due to these changes in its liability mix, Peoples' was able to reduce its net interest income at risk in an "up 100 basis point" rate shock as of March 31, 2008.  These shifts did change the net interest income at risk in a "down 100 basis point" rate shock from an increase to a slight decrease as of March 31, 2008.

Peoples' current balance sheet positioning may show a reduction in net interest income given any of the presented parallel rate shock scenarios, but these shocks do not take into account Peoples' positioning along the curve.  For example, a further reduction in short-term overnight rates of 100 basis points does not mean Peoples' net interest income will decline by 1%.  For Peoples' to experience a 1% decline in net interest income, all points along the yield curve must decline by 1%.  Due to the current low rates across the yield curve and the presence of core inflation, Peoples' believes a further reduction in short term rates does not guarantee a similar decline in long term rates, therefore Peoples' could experience minimal change in net interest income if a further decline in overnight interest rates was to occur.  These parallel shocks also do not take into account ALCO's ability to take appropriate actions, when necessary, to further minimize the impact of changes in interest rates on future earnings.

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

For the three months ended March 31, 2008, Peoples’ operating activities provided net cash of $9.0 million, which was used mostly in investing and financing activities, which consumed $3.6 million and $1.4 million of cash, respectively.  As a result, total cash and cash equivalents increased $4.0 million since year-end 2007.  Purchases of new investment securities exceeded the cash flows from maturities, calls and principal payments and accounted for most of the cash used in investing activities, while the payment of cash dividends accounted for most of the cash consumed by financing activities.   In comparison, cash and cash equivalents decreased $4.4 million in the first quarter of 2007, due to financing activities consuming net cash of $9.9 million that was partially offset by $5.5 million of cash from operating activities.  The combination of treasury stock purchases and reduction in deposit balances accounted for most of the cash used in financing activities.

At March 31, 2008, Peoples had available borrowing capacity of approximately $299 million through its wholesale funding sources, up almost $40 million from year-end 2007.  Borrowing capacity increased as the newly added retail deposits were used to pay down short-term borrowings.  Peoples also had unpledged investment securities of approximately $60 million that can be utilized as an additional source of liquidity, which was unchanged from December 31, 2007.  Management believes the current balance of cash and cash equivalents, along with the availability of other funding sources, will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.

Off-Balance Sheet Activities and Contractual Obligations
Peoples routinely engages in activities that involve, to varying degrees, elements of risk that are not reflected in whole or in part in the Consolidated Financial Statements.  These activities are part of Peoples’ normal course of business and include traditional off-balance sheet credit-related financial instruments, interest rate contracts, operating leases, long-term debt and commitments to make additional capital contributions in low-income housing tax credit investments.  Traditional off-balance sheet credit-related financial instruments continue to represent the most significant of Peoples’ off-balance sheet exposure.  The following table details the total contractual amount of loan commitments and standby letters of credit:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007
Loan commitments	$ 205,795	$ 176,835	$ 178,302
Standby letters of credit	45,654	34,200	45,973

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

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of March 31, 2008.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Chief Financial Officer and Treasurer have concluded that:

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

Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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

ITEM 1A:  RISK FACTORS

There have been no material changes from those risk factors previously disclosed in “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2007 Form 10-K.  Those risk factors are not the only risks Peoples faces.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) of Peoples’  common shares during the three months ended March 31, 2008;
	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
January 1 – 31, 2008	–		$ –		–	461,400
February 1 – 29, 2008	1,474	(3)	$ 24.55	(3)	–	461,400
March 1 – 31, 2008	15,251	(4)	$ 21.63	(4)	13,600	447,800
Total	16,725		$ 21.89		13,600	447,800

(1) Information reflects solely the stock repurchase program originally announced on November 9, 2007, which authorizes the repurchase of up to 500,000 common shares, with an aggregate purchase price of not more than $14 million and expires on December 31, 2008.

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

(4) Information includes 333 common shares purchased at an average price of $22.91 by Peoples Bank under the Rabbi Trust and 1,318 common shares acquired in stock-for-stock exercise of stock-based compensation granted under Peoples’ equity plans.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 10, 2008, Peoples held its 2008 Annual Meeting of Shareholders in the Ball Room at the Holiday Inn in Marietta, Ohio, with 85% of the outstanding common shares represented by proxy.  No common shares were voted in person.

Four Directors of Peoples were re-elected to serve terms of three years each (expiring in 2011):  Mark F. Bradley, Frank L. Christy, Theodore P. Sauber and Joseph H. Wesel (Chairman of the Board).  Other Directors of Peoples who continue to serve after the 2007 Annual Meeting of Shareholders include Carl L. Baker, Jr., George W. Broughton, Wilford D. Dimit, Richard Ferguson, David L. Mead, Robert W. Price, Paul T. Theisen and Thomas J. Wolf.  The following is a summary of the voting results:

Nominee	For	Withheld	Abstentions and Broker Non-Votes
Mark F. Bradley	8,633,280	207,814	n/a
Frank L. Christy	8,643,843	197,251	n/a
Theodore P. Sauber	8,597,970	243,124	n/a
Joseph H. Wesel	8,583,311	257,783	n/a

ITEM 5:  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS

The exhibits required to be filed with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 32.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC

Date: May 1, 2008	By: /s/	MARK F. BRADLEY
Mark F. Bradley
President and Chief Executive Officer

Date: May 1, 2008	By:/s/	CAROL A. SCHNEEBERGER
Carol A. Schneeberger
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH  31, 2008

Exhibit Number	Description	Exhibit Location

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993)	Incorporated herein by reference to Exhibit 3(a) to the Registration Statement on Form 8-B of Peoples Bancorp Inc. (“Peoples”) filed July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3(a)(2) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-16772) (“Peoples’ 1997 Form 10-K”)

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3(a)(3) to Peoples’ 1997 Form 10-K

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Amended Articles of Incorporation of Peoples Bancorp Inc. (reflecting amendments through April 23, 2003) [For SEC reporting compliance purposes only -- not filed with Ohio Secretary of State]	Incorporated herein by reference to Exhibit 3(b) to Peoples’ March 31, 2003 Form 10-Q

3.2(a)	Code of Regulations of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Registration Statement on Form 8-B filed July 20, 1993 (File No. 0-16772)

3.2(b)
Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003
Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004.	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

Exhibit Number	Description	Exhibit Location

3.2(e)	Code of Regulations of Peoples Bancorp Inc. (reflecting amendments through April 13, 2006) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File No. 0-16772)

10.1	First Amendment to Change in Control Agreement, effective February 18, 2008, between Peoples Bancorp Inc. and Larry E. Holdren*	Incorporated herein by reference to Exhibit 10.24(b) to Peoples’ 2007 Form 10-K

10.2	Change in Control Agreement, adopted February 20, 2008, between Peoples Bancorp Inc. and Joseph S. Yazombek*	Incorporated herein by reference to Exhibit 10.25 to Peoples’ 2007 Form 10-K

10.3	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc. for the fiscal year ending December 31, 2008	Incorporated herein by reference to Exhibit 10.27 to Peoples’ 2007 Form 10-K

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) [President and Chief Executive Officer]	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) [Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certification	Filed herewith