Form 10-Q
period 2008-06-30
PEOPLES BANCORP INC
filed 2008-08-06
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
            For a printer-friendly
            version, click here
FORM 10-Q

             (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 10,375,784 common shares, without par value, at August 5, 2008.

As used in this Quarterly Report on Form 10-Q (“Form 10-Q”), “Peoples” refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, Peoples Bancorp Inc.
PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except share data)	June 30,	December 31,
Assets	2008	2007
Cash and cash equivalents:
Cash and due from banks	$ 44,715	$ 43,275
Interest-bearing deposits in other banks	1,801	1,925
Total cash and cash equivalents	46,516	45,200

Available-for-sale investment securities, at fair value (amortized cost of
$577,436 at June 30, 2008 and $535,979 at December 31, 2007)	576,207	542,231
Other investment securities, at cost	23,735	23,232
Total investment securities	599,942	565,463

Loans, net of deferred fees and costs	1,104,852	1,120,941
Allowance for loan losses	(15,229)	(15,718)
Net loans	1,089,623	1,105,223

Loans held for sale	471	1,994
Bank premises and equipment, net	24,954	24,803
Bank owned life insurance	51,120	50,291
Goodwill	62,520	62,520
Other intangible assets	4,697	5,509
Other assets	27,038	24,550
Total assets	$ 1,906,881	$ 1,885,553

Liabilities
Deposits:
Non-interest-bearing	$ 193,265	$ 175,057
Interest-bearing	1,087,783	1,011,320
Total deposits	1,281,048	1,186,377

Short-term borrowings	129,370	222,541
Long-term borrowings	253,885	231,979
Junior subordinated notes held by subsidiary trust	22,478	22,460
Accrued expenses and other liabilities	18,654	19,360
Total liabilities	1,705,435	1,682,717

Stockholders’ Equity
Common stock, no par value, 24,000,000 shares authorized,
10,946,025 shares issued at June 30, 2008 and 10,925,954
shares issued at December 31, 2007, including shares in treasury	164,190	163,399
Retained earnings	55,453	52,527
Accumulated comprehensive (loss) income, net of deferred income taxes	(1,849)	3,014
Treasury stock, at cost, 641,428 shares at June 30, 2008 and
629,206 shares at December 31, 2007	(16,348)	(16,104)
Total stockholders’ equity	201,446	202,836
Total liabilities and stockholders’ equity	$ 1,906,881	$ 1,885,553

                                                See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Interest Income:
Interest and fees on loans	$ 18,927	$ 21,509	$ 38,778	$ 42,850
Interest on taxable investment securities	6,884	5,984	13,568	12,386
Interest on tax-exempt investment securities	720	543	1,452	1,114
Other interest income	17	44	49	90
Total interest income	26,548	28,080	53,847	56,440
Interest Expense:
Interest on deposits	7,781	9,347	16,246	18,474
Interest on short-term borrowings	778	2,841	2,317	6,056
Interest on long-term borrowings	2,624	2,028	5,138	3,874
Interest on junior subordinated notes held by subsidiary trusts	491	531	986	1,182
Total interest expense	11,674	14,747	24,687	29,586
Net interest income	14,874	13,333	29,160	26,854
Provision for loan losses	6,765	847	8,202	1,470
Net interest income after provision for loan losses	8,109	12,486	20,958	25,384
Other Income:
Deposit account service charges	2,375	2,445	4,670	4,813
Insurance commissions	2,225	2,409	5,155	5,359
Trust and investment income	1,403	1,286	2,649	2,429
Electronic banking income	1,013	900	1,931	1,728
Bank owned life insurance	405	408	829	819
Mortgage banking income	192	264	396	471
Net (loss) gain on investment securities	(308)	21	(15)	38
Other	273	242	490	449
Total other income	7,578	7,975	16,105	16,106
Other Expenses:
Salaries and employee benefits	6,906	6,870	14,466	14,167
Net occupancy and equipment	1,399	1,352	2,825	2,684
Data processing and software	560	551	1,101	1,064
Electronic banking expense	516	554	1,040	1,014
Professional fees	456	631	1,066	1,245
Franchise tax	416	448	832	887
Amortization of intangible assets	403	489	818	989
Marketing	367	379	737	728
Other	2,021	1,876	3,901	3,714
Total other expenses	13,044	13,150	26,786	26,492
Income before income taxes	2,643	7,311	10,277	14,998
Income taxes	690	1,962	2,676	4,003
Net income	$ 1,953	$ 5,349	$ 7,601	$ 10,995

Earnings per share:
Basic	$ 0.19	$ 0.51	$ 0.74	$ 1.04
Diluted	$ 0.19	$ 0.51	$ 0.73	$ 1.04

Weighted-average number of shares outstanding:
Basic	10,304,666	10,503,952	10,303,690	10,544,199
Diluted	10,352,135	10,574,250	10,347,720	10,619,815

Cash dividends declared	$ 2,390	$ 2,322	$ 4,675	$ 4,650
Cash dividends declared per share	$ 0.23	$ 0.22	$ 0.45	$ 0.44

                                                See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
	Common Stock		Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Shares	Amount	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2007	10,925,954	$163,399	$ 52,527	$ 3,014	$ (16,104)	$202,836
Net income			7,601			7,601
Other comprehensive income, net of tax				(4,863)		(4,863)
Cash dividends declared of $0.45 per share			(4,675)			(4,675)
Stock-based compensation expense		359				359
Purchase of treasury stock, 17,277 shares					(399)	(399)
Issuance of common stock related to stock-based
compensation (reissued 5,055 treasury shares)	1,600	(49)			155	106
Tax benefit from exercise of stock options		15				15
Issuance of common stock under dividend
reinvestment plan	18,471	466				466
Balance, June 30, 2008	10,946,025	$164,190	$ 55,453	$ (1,849)	$ (16,348)	$201,446

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007

Net cash provided by operating activities	17,857	11,722

Cash flows from investing activities:
Purchases of available-for-sale securities	(174,428)	(76,912)
Proceeds from sales of available-for-sale securities	41,657	–
Proceeds from maturities, calls and prepayments of
available-for-sale securities	91,285	68,951
Net decrease in loans	7,687	22,762
Net expenditures for premises and equipment	(1,560)	(987)
Net proceeds from sales of other real estate owned	103	59
Business acquisitions, net of cash received	–	(637)
Investment in limited partnership and tax credit funds	(249)	(277)
Net cash (used in) provided by investing activities	(35,505)	12,959

Cash flows from financing activities:
Net increase in non-interest-bearing deposits	18,208	2,754
Net increase (decrease) in interest-bearing deposits	76,406	(33,285)
Net (decrease) increase in short-term borrowings	(93,171)	40,122
Proceeds from long-term borrowings	75,000	45,000
Payments on long-term borrowings	(53,094)	(64,033)
Cash dividends paid	(4,117)	(4,212)
Purchase of treasury stock	(399)	(6,861)
Repayment of trust preferred securities	–	(7,000)
Proceeds from issuance of common stock	116	665
Excess tax benefit for share-based payments	15	167
Net cash provided by (used in) financing activities	18,964	(26,683)
Net increase (decrease) in cash and cash equivalents	1,316	(2,002)
Cash and cash equivalents at beginning of period	45,200	39,806
Cash and cash equivalents at end of period	$ 46,516	$ 37,804

                                    See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation:
The accompanying unaudited Consolidated Financial Statements of Peoples Bancorp Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP for annual financial statements and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”).

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

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  In addition, Peoples’ insurance commission income includes contingent performance based insurance commissions that are recognized by Peoples when received, which typically occurs during the first quarter of each year.  Contingent performance based insurance commissions of $835,000 and $795,000 were received during the three months ended March 31, 2008 and 2007, respectively.

2.   New Accounting Pronouncements:
On May 9, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 established a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP.  SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, and is not expected to have an impact on Peoples’ Consolidated Financial Statements.

On March 19, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities–an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities intended to improve the transparency of financial reporting.  Under SFAS 161, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  Peoples will adopt SFAS 161 effective January 1, 2009 and adoption is not anticipated to have a material impact on Peoples’ Consolidated Financial Statements.

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

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 amends SFAS 157 to delay the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, which means at least annually.  For items within its scope, Peoples will be required to apply the new guidance beginning January 1, 2009.  Management is still determining the impact adoption will have on Peoples’ Consolidated Financial Statements.  For all other items, Peoples applied the guidance as of January 1, 2008, as required, which did not have a material impact on Peoples’ Consolidated Financial Statements.

3.   Stock-Based Compensation:
Under the Peoples Bancorp Inc. 2006 Equity Plan (the “2006 Equity Plan”) approved by shareholders, Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights or any combination thereof covering up to 500,000 common shares to employees and non-employee directors.  In prior years, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  Since February 2007, Peoples has granted a combination of restricted common shares and stock appreciation rights (“SARs”) to be settled in common shares to employees and restricted common shares to non-employee directors subject to the terms and conditions prescribed by the 2006 Equity Plan.  In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.

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

The following summarizes the changes to Peoples’ stock options for the period ended June 30, 2008:

	Number of Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	325,461	$ 22.74
Granted	–	–
Exercised	7,633	19.38
Forfeited	6,567	26.30
Outstanding at June 30	311,261	22.75	4.6 years	$ 380,000

Exercisable at June 30	268,723	21.84	4.1 years	$ 380,000

For the six months ended June 30, 2008, the total intrinsic value of stock options exercised was $23,000.  The following summarizes information concerning Peoples’ stock options outstanding at June 30, 2008:

			Outstanding			Exercisable
Range of Exercise Prices			Number of Common Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Common Shares	Weighted Average Exercise Price
$13.48	to	$14.92	74,034	1.3 years	$ 14.18	74,034	$ 14.18
$15.45	to	$22.32	66,564	4.3 years	$ 21.41	66,564	21.41
$23.59	to	$26.01	56,953	4.6 years	$ 24.39	56,953	24.39
$26.01	to	$28.25	73,176	6.9 years	$ 27.88	36,638	27.50
$28.25	to	$30.00	40,534	6.8 years	$ 29.03	34,534	28.91
		Total	311,261	4.6 years	$ 22.75	268,723	$ 21.84

Stock Appreciation Rights: SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted will vest three years from the grant date and expire ten years from the date of grant.  The following summarizes the changes to Peoples’ SARs for the period ended June 30, 2008:

	Number of Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	30,374	$ 27.96
Granted	28,170	23.85
Exercised	–	–
Forfeited	1,111	29.25
Outstanding at June 30	57,433	25.92	9.2 years	$ –

Exercisable at June 30	–	–	–	$ –

For the six months ended June 30, 2008, the weighted-average estimated fair value of the SARs granted was $5.46.  The following summarizes information concerning Peoples’ SARs outstanding at June 30, 2008:

			Outstanding			Exercisable
Range of Exercise Prices			Number of Common Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Common Shares	Weighted Average Exercise Price
$23.26	to	$23.26	5,000	9.1 years	$ 23.26	–	$ –
$23.77	to	$23.77	26,170	9.6 years	$ 23.77	–	–
$23.80	to	$27.99	6,000	9.5 years	$ 26.26	–	–
$29.25	to	$29.25	20,263	8.6 years	$ 29.25	–	–
		Total	57,433	9.2 years	$ 25.92	–	$ –

Restricted Shares: Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while the restrictions on common shares awarded to employees expire after three years.  The following summarizes the changes to Peoples’ restricted common shares for the period ended June 30, 2008:

	Number	Weighted-
	of	Average
	Common	Grant Date
	Shares	Fair Value
Outstanding at January 1	9,148	$ 28.49
Awarded	14,069	23.72
Released	1,600	27.24
Forfeited	164	29.25
Outstanding at June 30	21,453	$ 25.45

For the six months ended June 30, 2008, the total intrinsic value of restricted common shares released was $40,000.

Stock-Based Compensation: Peoples recognizes stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefits costs, based on the estimated fair value of the awards on the grant date. The following summarizes the amount of stock-based compensation expense and related tax benefit recognized for the period ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total stock-based compensation	$ 107,000	$ 95,000	$ 359,000	$ 239,000
Recognized tax benefit	(37,000)	(33,000)	(126,000)	(84,000)
Net expense recognized	$ 70,000	$ 62,000	$ 233,000	$ 155,000

The estimated fair value of stock options and SARs was calculated at grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2008	2007
Risk-free interest rate	4.38%	4.89%
Dividend yield	3.88%	2.85%
Volatility factor of the market price of parent stock	26.3%	25.3%
Weighted-average expected life	10 years	10 years

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

Total unrecognized stock-based compensation expense related to unvested awards was $347,000 at June 30, 2008, which will be recognized over a weighted-average period of 1.8 years.

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

Pension Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Service cost	$ 190	$ 211	$ 381	$ 423
Interest cost	196	190	391	379
Expected return on plan assets	(301)	(386)	(601)	(596)
Amortization of prior service cost	1	–	2	1
Amortization of net loss	2	40	5	80
Net periodic benefit cost	$ 88	$ 55	$ 178	$ 287

Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Interest cost	$ 3	$ 6	$ 7	$ 13
Amortization of prior service cost	–	–	(1)	–
Amortization of net loss	(1)	1	(2)	2
Net periodic benefit cost	$ 2	$ 7	$ 4	$ 15

5.  Comprehensive (Loss) Income:
The components of other comprehensive (loss) income for the three and six month periods ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Net income	$ 1,953	$ 5,349	$ 7,601	$ 10,995
Other comprehensive (loss) income:
Available-for-sale investment securities:
Gross unrealized holding (loss) arising in the period	(9,271)	(5,214)	(7,497)	(2,606)
Related tax benefit	3,245	1,825	2,624	912
Less: reclassification adjustment for net (loss) gain
included in net income	(308)	21	(15)	38
Related tax benefit (expense)	108	(7)	5	(13)
Net effect on other comprehensive loss	(5,826)	(3,403)	(4,863)	(1,719)
Amortization of unrecognized loss and service cost
on defined benefit pension plan	–	41	–	81
Related tax expense	–	(14)	–	(28)
Net effect on other comprehensive loss	–	27	–	53
Total other comprehensive loss, net of tax	(5,826)	(3,376)	(4,863)	(1,666)
Total comprehensive (loss) income	$ (3,873)	$ 1,973	$ 2,738	$ 9,329

The following details the change in the components of Peoples’ accumulated other comprehensive (loss) income for the six months ended June 30, 2008:

Unrecognized
	Unrealized	Net Pension and	Accumulated
	Gains (Loss)	Postretirement	Comprehensive
(Dollars in thousands)	on Securities	Costs	Income (Loss)
Balance, December 31, 2007	$ 4,064	$ (1,050)	$ 3,014
Current period change, net of tax	(4,863)	–	(4,863)
Balance, June 30, 2008	$ (799)	$ (1,050)	$ (1,849)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Net income	$ 1,953	$ 5,349	$ 7,601	$ 10,995

Weighted-average common shares outstanding	10,304,666	10,503,952	10,303,690	10,544,199
Effect of potentially dilutive common shares	47,469	70,298	44,030	75,616
Total weighted-average diluted common
shares outstanding	10,352,135	10,574,250	10,347,720	10,619,815

Earnings per Share:
Basic	$ 0.19	$ 0.51	$ 0.74	$ 1.04
Diluted	$ 0.19	$ 0.51	$ 0.73	$ 1.04

7.  Fair Values of Financial Instruments:
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

Level 2 – Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data; also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data.  This category generally includes certain U.S. Government and agency securities, corporate debt securities, derivative instruments, and residential mortgage loans held for sale.

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

Assets measured at fair value on a recurring basis comprise the following at June 30, 2008:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale investment securities	$576,207	$3,281	$563,891	$9,035
Interest rate contract	3	–	3	–
Total	$576,210	$3,281	$563,894	$9,035

The investment securities measured at fair value utilizing Level 1 and 2 inputs are obligations of the U.S. Treasury, agencies and corporations of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision in the U.S.,  bank eligible corporate obligations, including private-label mortgage-backed securities and common stocks issued by various unrelated banking holding companies.  The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market markers and live trading systems.

The investment securities measured at fair value using Level 3 inputs are comprised of four collateralized debt obligations, with a total book value of $6.1 million, and a single corporate obligation, with a book value of $1.0 million, for which there is not an active market.  Peoples uses multiple input factors to determine the fair value of these securities.  Those input factors are discounted cash flow analysis, structure of the security in relation to current level of deferrals and/or defaults, changes in credit ratings, financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements and pricing of new issuances.

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information:

Investment Securities
Balance, January 1, 2008	$9,004
Transfers out of Level 3	(2,078)
Unrealized gain included in comprehensive income	2,109
Balance, June 30, 2008	$9,035

Certain assets were measured at fair value on a non-recurring basis at June 30, 2008.  Loans held for investment that are considered impaired by Peoples are measured and reported at fair value through a specific allocation of the allowance for loan losses in accordance with the provisions of FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan.  The amount of impairment is calculated based on the fair value of the underlying collateral securing the loans.  At June 30, 2008, impaired loans with an aggregate outstanding principal balance of $12.2 million were measured and reported at an aggregate fair value of $11.6 million, less estimated costs to sell of $1.0 million (net value of $10.6 million).  For the three and six months ended June 30, 2008, Peoples recognized losses on these impaired loans totaling $6.9 million and $7.0 million, respectively, through the allowance for loan losses.  Included in these amounts is a $6.4 million loss recognized in the second quarter related to a single commercial real estate loan being charged down to the fair value of the collateral of $6.5 million, less estimated costs to sell of $0.3 million (net value of $6.2 million).  Management’s determination of the fair value for these loans represents the estimated amount to be received from the sale of the collateral based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 Inputs).

8.  Subsequent Events:
Peoples’ investment portfolio includes preferred stock issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).  In the first half of 2008, Peoples reduced its holding of these preferred stocks due to the uncertainty surrounding these entities.  At June 30, 2008, Peoples’ remaining investment was limited to a single Fannie Mae issuance with a market value of $1.9 million.  In July 2008, Peoples sold the remaining preferred stock, which completely eliminated all investments in Fannie Mae and Freddie Mac preferred stocks.  As a result of the July sales, Peoples will recognize a pre-tax loss of $594,000 ($386,000 after-tax) in the third quarter of 2008.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited Consolidated Financial Statements and Management’s Discussion and Analysis that follows:

	At or For the Three Months		At or For the Six Months
	Ended June 30,		Ended June 30,
SIGNIFICANT RATIOS	2008	2007	2008	2007
Return on average equity	3.81%	10.81%	7.41%	11.19%
Return on average assets	0.41%	1.16%	0.81%	1.19%
Net interest margin (a)	3.61%	3.31%	3.56%	3.32%
Efficiency ratio (b)	54.55%	58.68%	56.31%	58.57%
Average stockholders' equity to average assets	10.88%	10.69%	10.93%	10.62%
Average loans to average deposits	88.84%	93.35%	90.42%	93.52%
Dividend payout ratio	122.38%	43.41%	61.51%	42.29%

ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (c)	1.92%	0.67%	1.92%	0.67%
Nonperforming assets as a percent of total assets (d)	1.13%	0.41%	1.13%	0.41%
Allowance for loan losses to loans net of unearned interest	1.38%	1.33%	1.38%	1.33%
Allowance for loan losses to nonperforming loans (c)	71.80%	198.32%	71.80%	198.32%
Provision for loan losses to average loans	0.61%	0.07%	0.74%	0.13%
Net charge-offs as a percentage of average loans (annualized)	2.70%	0.24%	1.57%	0.23%

CAPITAL RATIOS (end of period)
Tier I capital ratio	12.10%	11.74%	12.10%	11.74%
Total risk-based capital ratio	13.33%	12.97%	13.33%	12.97%
Leverage ratio	8.72%	8.67%	8.72%	8.67%

PER SHARE DATA
Earnings per share – basic	$ 0.19	$ 0.51	$ 0.74	$ 1.04
Earnings per share – diluted	0.19	0.51	0.73	1.04
Cash dividends declared per share	0.23	0.22	0.45	0.44
Book value per share (end of period)	19.55	18.78	19.55	18.78
Tangible book value per share (end of period) (e)	$ 13.03	$ 12.19	$ 13.03	$ 12.19
Weighted average shares outstanding – Basic	10,304,666	10,503,952	10,303,690	10,544,199
Weighted average shares outstanding – Diluted	10,352,135	10,574,250	10,347,720	10,619,815
Common shares outstanding at end of period	10,304,597	10,464,741	10,304,597	10,464,741

(a)	Fully tax-equivalent net interest income as a percentage of average earning assets.
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
(1)
deterioration in the credit quality of Peoples’ loan portfolio could occur due to a number of factors, such as adverse changes in economic conditions that impair the ability of borrowers to repay their loans, the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be less favorable than expected, which may adversely impact the provision for loan losses;

(2)	competitive pressures among financial institutions or from non-financial institutions, which may increase significantly;
(3)	changes in the interest rate environment, which may adversely impact interest margins;
(4)	changes in prepayment speeds, loan originations, sale volumes, and charge-offs, which may be less favorable than expected and adversely impact the amount of interest income generated;
(5)	general economic conditions, either national or in the states in which Peoples does business, which may be less favorable than expected;
(6)	political developments, wars or other hostilities, which may disrupt or increase volatility in securities markets or other economic conditions;
(7)	legislative or regulatory changes or actions, which may adversely affect the business of Peoples;
(8)	adverse changes in the conditions and trends in the financial markets, which may adversely affect the fair value of securities within Peoples’ investment portfolio;
(9)	a delayed or incomplete resolution of regulatory issues that could arise;
(10)	Peoples’ ability to receive dividends from its subsidiaries;
(11)	changes in accounting standards, policies, estimates or procedures, which may impact Peoples’ reported financial condition or results of operations;
(12)	Peoples’ ability to maintain required capital levels and adequate sources of funding and liquidity;
(13)	the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity;
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

All forward-looking statements speak only as of the execution date of this Form 10-Q and are expressly qualified in their entirety by the cautionary statements.  Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management’s knowledge of Peoples’ business and operations, it is possible that actual results may differ materially from these projections.  Additionally, Peoples undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events except as may be required by applicable legal requirements.  Copies of documents filed with the SEC are available free of charge at the SEC’s website at www.sec.gov and/or from Peoples Bancorp’s website – www.peoplesbancorp.com.

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

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples’ Consolidated Financial Statements and Management’s Discussion and Analysis at June 30, 2008, which were unchanged from the policies disclosed in Peoples’ 2007 Form 10-K.

Summary of Recent Transactions and Events
The following is a summary of recent transactions that have impacted or are expected to impact Peoples’ results of operations or financial condition:

o
As disclosed in the Current Report on Form 8-K filed July 23, 2008, management determined a single commercial real estate construction loan, with a principal balance of $12.6 million and secured by real estate located in west central Florida, was impaired during the second quarter of 2008.  The loan was charged down to the fair value of the underlying collateral securing the loan of $6.5 million, less estimated costs to sell of $0.3 million (net value of $6.2 million) in the second quarter and placed on non-accrual status effective June 30, 2008.  Peoples recorded an additional provision for loan losses of $4.5 million ($2.9 million or $0.28 per diluted share after-tax) in the second quarter of 2008 to maintain the adequacy of the allowance for loan losses as of June 30, 2008.

o
In the second quarter of 2008, Peoples sold preferred stocks issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) with a recorded value of $2.7 million, at a pre-tax loss of $191,000, which was partially offset by a $138,000 pre-tax gain from the sale of mortgage-backed securities with a recorded value of $18.7 million.  At June 30, 2008, Peoples held in its investment portfolio Fannie Mae preferred stock with a market value of $1.9 million, resulting in a $260,000 other-than-temporary impairment charge in the second quarter of 2008. In July, Peoples sold the remaining preferred stock, which completely eliminated all holding of preferred stocks issued by Fannie Mae and Freddie Mac, and will recognize a pre-tax loss of $594,000 ($386,000 after-tax) in the third quarter of 2008.

o
In the first quarter of 2008, Peoples sold Fannie Mae and Freddie Mac preferred stocks with a recorded value of $7.2 million to reduce Peoples’ exposure to those entities.  The book value of these preferred stocks had been reduced previously by $3.2 million due to impairment charges recorded in the fourth quarter of 2007.  Peoples also sold two US agency collateralized mortgage obligations, with an aggregate book value of $7.6 million, to lessen the exposure to a future rising interest rate environment within Peoples’ investment portfolio, as well as several small-lot mortgage-backed securities.  The net impact of the first quarter portfolio management initiatives produced a net gain of $159,000.

o
On January 12, 2007, Peoples announced the authorization to repurchase up to 425,000 of Peoples’ outstanding common shares in 2007 from time to time in open market transactions (the “2007 Stock Repurchase Program”).  On November 9, 2007, Peoples announced the authorization to repurchase up to 500,000 common shares upon the completion of the 2007 Stock Repurchase Program and continuing in 2008 until expiration on December 31, 2008.  Peoples completed the 2007 Stock Repurchase Program on November 23, 2007.  Through August 1, 2008, Peoples had repurchased a total of 52,200 common shares, at an average price of $23.58, under the stock repurchase plan announced November 9, 2007, of which 13,600 common shares were repurchased during the first quarter of 2008, at an average price of $21.59.  No common shares were repurchased during the second quarter of 2008.  All of the common shares repurchased are held as treasury shares and available for future issuances of common shares in connection with equity awards granted from Peoples’ equity plans and other general corporate purposes.

The impact of these transactions, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis.

Executive Summary
For the three months ended June 30, 2008, net income totaled $2.0 million, or $0.19 per diluted share, compared to $5.3 million or $0.51 per diluted share for the second quarter of 2007.  On a year-to-date basis, net income totaled $7.6 million and diluted earnings per share were $0.73, versus $11.0 million and $1.04, respectively, for the same periods in 2007.  Despite the lower earnings, Peoples achieved success in key areas, including deposit growth, increased net interest income, net interest margin expansion and lower operating expenses, which led to improved operating efficiency.

Net interest income totaled $14.9 million for the second quarter of 2008, up 4% on a linked quarter basis and up 12% from a year ago, while net interest margin expanded to 3.61%, from 3.51% last quarter and 3.31% a year ago.  On a year-to-date basis, net interest income grew 9% and net interest margin expanded 24 basis points.  These improvements were largely attributable to the widening of credit spreads and Peoples’ ability to grow lower cost retail deposits.

For the three and six months ended June 30, 2008, non-interest income, which excludes gains and losses on securities and asset disposals, totaled $7.9 million and $16.1 million, unchanged from a year ago, as higher trust and investment income and electronic banking (“e-banking”) revenues were offset by lower insurance commissions and deposit account service charges.  On a linked-quarter basis, non-interest income was down 4% in the second quarter of 2008, due to the recognition of annual performance based insurance commissions during the first quarter.

Total non-interest expense was $13.0 million for the three months ended June 30, 2008, down 1% from the same period a year ago, due mostly to a modest decrease in professional fees.  Compared to the first quarter of 2008, total non-interest expense decreased 5% in the second quarter, from lower incentive and stock-based compensation expenses and reduced professional fees.  Through six months of 2008, non-interest expense totaled $26.8 million versus $26.5 million for the first half of 2007, with the increase largely the result of higher sales-based compensation expense and medical costs.

At June 30, 2008, total assets were $1.91 billion, up $21.3 million since year-end 2007.  Gross portfolio loan balances decreased $10.9 million in the second quarter, to $1.10 billion at June 30, 2008, due to commercial loan payoffs during the quarter and the $6.4 million charge down of the $12.6 million impaired commercial real estate loan at June 30, 2008.  Total investment securities grew to $599.9 million at quarter-end, from $574.6 million at March 31, 2008, and $565.5 million at year-end 2007, attributable to purchases intended to offset the impact of the loan payoffs.

Total liabilities were $1.71 billion at June 30, 2008, up $22.7 million compared to December 31, 2007.  Total deposit balances increased $94.7 million since year-end 2007, to $1.28 billion at June 30, 2008.  Retail balances have increased $114.5 million, or 10%, during 2008, due mostly to higher interest-bearing retail balances from Peoples attracting approximately $62 million of funds from customers outside its primary market area.  This growth also enabled Peoples to reduce higher rate brokered certificates of deposit balances by $19.8 million.  The retail deposit growth also contributed to the $71.2 million, or 15%, reduction in borrowed funds since year-end 2007.

Total stockholders’ equity has decreased $1.4 million through six months of 2008, to $201.4 million at June 30, 2008, as the $2.9 million increase in Peoples’ retained earnings was more than offset by the $4.9 million reduction in accumulated comprehensive income due to the change in fair value of Peoples’ available-for-sale investment portfolio.

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

The following table details Peoples’ average balance sheet for the periods presented:

	For the Three Months Ended
	June 30, 2008			March 31, 2008			June 30, 2007
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Short-Term Investments:
Deposits with other banks	$ 2,461	$ 13	2.21%	$ 3,382	$ 27	3.10%	$ 2,462	$ 30	4.85%
Federal funds sold	930	4	2.08%	635	5	3.17%	1,043	14	5.27%
Total short-term investments	3,391	17	2.17%	4,017	32	3.11%	3,505	44	4.98%
Investment Securities (1):
Taxable	529,924	6,884	5.21%	512,362	6,684	5.22%	487,381	5,984	4.91%
Nontaxable (2)	68,187	1,107	6.49%	69,276	1,126	6.51%	53,233	836	6.28%
Total investment securities	598,111	7,991	5.35%	581,638	7,810	5.37%	540,614	6,820	5.05%
Loans (3):
Commercial	747,596	12,423	6.67%	746,945	13,198	7.11%	760,062	14,686	7.75%
Real estate (4)	282,804	4,848	6.88%	283,949	5,005	7.09%	293,204	5,247	7.16%
Consumer	84,074	1,683	8.03%	82,129	1,676	8.21%	77,289	1,607	8.34%
Total loans	1,114,474	18,954	6.81%	1,113,023	19,879	7.17%	1,130,555	21,540	7.64%
Less: Allowance for loan loss	(16,243)			(16,240)			(14,656)
Net loans	1,098,231	18,954	6.92%	1,096,783	19,879	7.28%	1,115,899	21,540	7.74%
Total earning assets	1,699,733	26,962	6.36%	1,682,438	27,721	6.61%	1,660,018	28,404	6.86%
Intangible assets	67,395			67,831			68,142
Other assets	127,190			128,307			128,315
Total assets	$ 1,894,318			$ 1,878,576			$ 1,856,475
Deposits:
Savings	$ 115,625	$ 140	0.49%	$ 108,525	$ 122	0.45%	$ 117,149	$ 188	0.64%
Interest-bearing transaction	203,411	890	1.76%	197,998	982	1.99%	175,831	910	2.08%
Money market	165,592	816	1.98%	152,202	1,058	2.80%	147,385	1,451	3.95%
Brokered time	39,767	509	5.15%	53,334	695	5.24%	67,637	867	5.14%
Retail time	549,642	5,426	3.97%	523,929	5,608	4.31%	529,481	5,931	4.49%
Total interest-bearing deposits	1,074,037	7,781	2.91%	1,035,988	8,465	3.29%	1,037,483	9,347	3.61%
Borrowed Funds:
Short-term:
FHLB advances	116,312	621	2.11%	153,721	1,264	3.25%	180,800	2,385	5.22%
Retail repurchase agreements	32,542	157	1.94%	34,894	275	3.17%	34,958	387	4.44%
Wholesale repurchase agreements	-	-	0.00%	-	-	0.00%	5,000	69	5.46%
Total short-term borrowings	148,854	778	2.07%	188,615	1,539	3.24%	220,758	2,841	5.11%
Long-term:
FHLB advances	104,000	1,111	4.30%	97,977	1,062	4.36%	68,250	768	4.52%
Wholesale repurchase agreements	144,272	1,513	4.15%	137,156	1,452	4.19%	118,352	1,260	4.26%
Other borrowings	22,474	491	8.65%	22,465	495	8.71%	24,055	531	8.72%
Total long-term borrowings	270,746	3,115	4.58%	257,598	3,009	4.65%	210,657	2,559	4.84%
Total borrowed funds	419,600	3,893	3.69%	446,213	4,548	4.05%	431,415	5,400	4.96%
Total interest-bearing liabilities	1,493,637	11,674	3.13%	1,482,201	13,013	3.52%	1,468,898	14,747	4.01%
Non-interest-bearing deposits	180,399			172,994			173,565
Other liabilities	14,214			16,889			15,495
Total liabilities	1,688,250			1,672,084			1,657,958
Total stockholders’ equity	206,068			206,492			198,517
Total liabilities and
stockholders’ equity	$ 1,894,318			$ 1,878,576			$ 1,856,475
Interest rate spread		$ 15,288	3.23%		$ 14,708	3.09%		$ 13,657	2.85%
Interest income/earning assets			6.36%			6.61%			6.86%
Interest expense/earning assets			2.75%			3.10%			3.55%
Net interest margin			3.61%			3.51%			3.31%

	For the Six Months Ended
	June 30, 2008			June 30, 2007
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Short-Term Investments:
Deposits with other banks	$ 2,922	$ 39	2.73%	$ 2,856	$ 68	4.80%
Federal funds sold	782	10	2.52%	837	22	5.25%
Total short-term investments	3,704	49	2.68%	3,693	90	4.89%
Investment Securities (1):
Taxable	521,144	13,568	5.25%	496,799	12,386	4.99%
Nontaxable (2)	68,732	2,233	6.50%	53,103	1,714	6.46%
Total investment securities	589,876	15,801	5.36%	549,902	14,100	5.13%
Loans (3):
Commercial	747,271	25,620	6.91%	757,578	29,209	7.78%
Real estate (4)	283,376	9,853	7.01%	296,241	10,561	7.13%
Consumer	83,101	3,360	8.15%	76,222	3,139	8.30%
Total loans	1,113,748	38,833	6.98%	1,130,041	42,909	7.64%
Less: Allowance for loan loss	(16,241)			(14,693)
Net loans	1,097,507	38,833	7.11%	1,115,348	42,909	7.74%
Total earning assets	1,691,087	54,683	6.49%	1,668,943	57,099	6.88%
Intangible assets	67,613			68,364
Other assets	127,703			128,455
Total assets	$ 1,886,403			$ 1,865,762
Deposits:
Savings	$ 112,075	$ 261	0.47%	$ 115,649	$ 354	0.62%
Interest-bearing transaction	200,705	1,873	1.87%	176,300	1,756	2.01%
Money market	158,897	1,874	2.37%	144,410	2,820	3.94%
Brokered time	46,550	1,204	5.19%	69,069	1,764	5.15%
Retail time	536,785	11,034	4.12%	530,622	11,780	4.48%
Total interest-bearing deposits	1,055,012	16,246	3.10%	1,036,050	18,474	3.60%
Borrowed Funds:
Short-term:
FHLB advances	135,016	1,884	2.76%	194,818	5,131	5.24%
Retail repurchase agreements	33,718	433	2.57%	35,149	789	4.53%
Wholesale repurchase agreements	-	-	0.00%	5,000	136	5.40%
Total short-term borrowings	168,734	2,317	2.72%	234,967	6,056	5.14%
Long-term:
FHLB advances	100,989	2,173	4.33%	68,446	1,522	4.48%
Wholesale repurchase agreements	140,714	2,965	4.17%	113,343	2,352	4.15%
Other borrowings	22,469	986	8.68%	26,724	1,182	8.79%
Total long-term borrowings	264,172	6,124	4.61%	208,513	5,056	4.86%
Total borrowed funds	432,906	8,441	3.87%	443,480	11,112	4.99%
Total interest-bearing liabilities	1,487,918	24,687	3.32%	1,479,530	29,586	4.02%
Non-interest-bearing deposits	176,696			172,351
Other liabilities	15,509			15,817
Total liabilities	1,680,123			1,667,698
Total stockholders’ equity	206,280			198,064
Total liabilities and
stockholders’ equity	$ 1,886,403			$ 1,865,762
Interest rate spread		$ 29,996	3.17%		$ 27,513	2.86%
Interest income/earning assets			6.49%			6.88%
Interest expense/earning assets			2.93%			3.56%
Net interest margin			3.56%			3.32%

(1)	Average balances are based on carrying value.
(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% Federal statutory tax rate.
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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(Dollars in thousands)	2008	2008	2007	2008	2007
Net interest income, as reported	$ 14,874	$ 14,286	$ 13,333	$ 29,160	$ 26,854
Taxable equivalent adjustments	414	422	324	836	659
Fully tax-equivalent net interest income	$ 15,288	$ 14,708	$ 13,657	$ 29,996	$ 27,513

The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended						Six Months Ended
	June 30, 2008 Compared to						June 30, 2008 Compared to
(Dollars in thousands)	March 31, 2008 (1)			June 30, 2007 (1)			June 30, 2007 (1)
Increase (decrease) in:	Rate	Volume	Total	Rate	Volume	Total	Rate	Volume	Total
INTEREST INCOME:
Short-term investments	$ (15)	$ -	$ (15)	$ (25)	$ (2)	$ (27)	$ (45)	$ 4	$ (41)
Investment Securities: (2)
Taxable	(86)	286	200	371	529	900	609	573	1,182
Nontaxable	(3)	(16)	(19)	29	242	271	11	508	519
Total investment income	(89)	270	181	400	771	1,171	620	1,081	1,701
Loans:
Commercial	(856)	81	(775)	(2,025)	(238)	(2,263)	(3,200)	(389)	(3,589)
Real estate	(138)	(19)	(157)	(209)	(190)	(399)	(198)	(510)	(708)
Consumer	(150)	157	7	(314)	390	76	(154)	375	221
Total loan income	(1,144)	219	(925)	(2,548)	(38)	(2,586)	(3,552)	(524)	(4,076)
Total interest income	(1,248)	489	(759)	(2,173)	731	(1,442)	(2,977)	561	(2,416)
INTEREST EXPENSE:
Deposits:
Savings deposits	10	8	18	(45)	(3)	(48)	(82)	(11)	(93)
Interest-bearing transaction	(249)	157	(92)	(578)	558	(20)	(289)	406	117
Money market	(763)	521	(242)	(1,662)	1,027	(635)	(1,668)	722	(946)
Brokered time	(12)	(174)	(186)	12	(370)	(358)	41	(601)	(560)
Retail time	(1,479)	1,297	(182)	(1,743)	1,238	(505)	(1,134)	388	(746)
Total deposit cost	(2,493)	1,809	(684)	(4,016)	2,450	(1,566)	(3,132)	904	(2,228)
Borrowed funds:
Short-term borrowings	(481)	(280)	(761)	(1,343)	(720)	(2,063)	(2,363)	(1,376)	(3,739)
Long-term borrowings	(175)	281	106	(456)	1,012	556	(151)	1,219	1,068
Total borrowed funds cost	(656)	1	(655)	(1,799)	292	(1,507)	(2,514)	(157)	(2,671)
Total interest expense	(3,149)	1,810	(1,339)	(5,815)	2,742	(3,073)	(5,646)	747	(4,899)
Net interest income	$1,901	$(1,321)	$ 580	$3,642	$(2,011)	$1,631	$2,669	$ (186)	$2,483

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the dollar amounts of the change in each.
(2)	Presented on a fully tax-equivalent basis.

Since August 2007, the Federal Reserve has reduced the target Federal Funds rate 325 basis points and the Discount Rate 400 basis points.  These actions have caused a corresponding downward shift in short-term interest rates, while longer term rates have not decreased to the same extent.  This steepening of the yield curve has provided Peoples with opportunities to improve net interest income and margin by taking advantage of lower-cost funding available in the market place and reducing certain deposit costs.  While the reduction in short-term rates has caused asset yields to fall, credit spreads have widened limiting the downward repricing of many loans and tempering the overall decline.

Typically, Peoples’ net interest income and margin are impacted by loan prepayment fees, interest reversals for loans placed on non-accrual status and interest collected on non-accrual loans.  The net impact of these items resulted in $226,000 additional income, or five basis points, in the second quarter of 2008.  In comparison, second quarter 2007 net interest income and margin were reduced by $309,000 or seven basis points, which included a $211,000 or five basis points reduction in investment interest income to write-off interest receivable.  The net impact in first quarter 2008 was additional income of $126,000, or three additional basis points of net interest margin.

Average loan balances were down year-over-year for both the three and six months ended June 30, 2008, as the result of significant loan payoffs exceeding new originations.  In response, Peoples increased its holdings of investment securities, producing a higher average balance during 2008.  The yields on the recently purchased securities were lower than those of the paid off loans they replaced, which contributed to the lower yield on earning assets.

A key component of management’s interest rate risk strategy has been to grow retail deposit balances in order to reduce the amount of, and reliance on, wholesale funding sources that typically carry higher market rates of interest.  In addition, management has been adjusting the mix of wholesale funding by repaying higher-costing funds using other lower-cost borrowings.  These efforts, coupled with lower short-term interest rates, produced a lower overall cost of funds over the first six months of 2008.  In the second half of 2007, management initiated a strategy designed to reduce the impact of repricing of large blocks of funding by systematically borrowing funds in a given maturity range over a period of time, to create a stream of future maturities.  This strategy accounts for much of the increase in average long-term borrowings compared to prior periods.

Although Peoples has successfully expanded net interest income and margin during the first half of 2008, future improvements may be limited as the downward repricing of loans and investments may outpace the reduction in rates on funding sources.  In addition, Peoples’ balance sheet has shifted to a generally neutral interest rate risk position in the one-year time horizon, which could mitigate the impact of future changes in market interest rates on Peoples’ net interest income.  Therefore, management believes net interest margin may compress slightly in the third quarter of 2008, with earning assets remaining comparable to second quarter levels.

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

Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(Dollars in thousands)	2008	2008	2007	2008	2007
Provision for checking account overdrafts	$ 160	$ 37	$ 136	$ 197	$ 159
Provision for other loan losses	6,605	1,400	711	8,005	1,311
Total provision for loan losses	$ 6,765	$ 1,437	$ 847	$ 8,202	$ 1,470

As a percentage of average gross loans	0.61%	0.13%	0.07%	0.74%	0.13%

The provision for loan losses is based on the results of management’s formal quarterly analysis of the adequacy of the allowance for loan losses and procedural methodology that estimates the amount of credit losses probable within the loan portfolio.  This analysis considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions.  In 2008, Peoples recorded higher provisions for loan losses, with a significant portion related to two large, unrelated commercial real estate loans becoming impaired.  The impact of the sluggish housing market and economic conditions on loan quality has also contributed.

Additional information regarding changes in Peoples’ allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Non-Interest Income
Deposit account service charges also comprised a sizable portion of Peoples’ second quarter non-interest revenue.  The following table details Peoples’ deposit account service charges:
	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(Dollars in thousands)	2008	2008	2007	2008	2007
Overdraft fees	$ 1,704	$ 1,504	$ 1,725	$ 3,208	$ 3,231
Non-sufficient funds fees	436	402	493	838	930
Other fees and charges	235	389	227	624	652
Total deposit account service charges	$ 2,375	$ 2,295	$ 2,445	$ 4,670	$ 4,813

The amount of deposit account service charges, particularly overdraft and non-sufficient funds fees, is largely dependent on the timing and volume of customer activity.  As a result, the amount ultimately recognized by Peoples can fluctuate each quarter.

Insurance commissions also comprised a significant portion of Peoples’ second quarter non-interest income.  The following table details Peoples’ insurance commissions:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(Dollars in thousands)	2008	2008	2007	2008	2007
Property and casualty insurance	$ 1,995	$ 1,917	$ 2,178	$ 3,912	$ 4,163
Life and health insurance	163	145	168	308	308
Credit life and accident and health insurance	51	33	51	84	81
Performance based commissions	16	835	12	851	807
Total insurance commissions	$ 2,225	$ 2,930	$ 2,409	$ 5,155	$ 5,359

Property and casualty insurance sales commissions continue to be challenged by tighter pricing margins within the insurance industry caused by insurance companies reducing premiums to attract market share.  The bulk of the performance based commission income is received annually by Peoples during the first quarter and is based on a combination of factors, including loss experience of insurance policies sold, production volumes and overall financial performance of the insurance industry during the preceding year.

The following tables detail Peoples’ trust and investment revenues and related assets under management:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(Dollars in thousands)	2008	2008	2007	2008	2007
Fiduciary	$ 1,162	$ 987	$ 1,041	$ 2,149	$ 1,968
Brokerage	241	259	245	500	461
Total trust and investment income	$ 1,403	$ 1,246	$ 1,286	$ 2,649	$ 2,429

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2008	2008	2007	2007
Trust assets under management	$ 770,714	$ 775,834	$ 797,443	$ 766,417
Brokerage assets under management	$ 216,930	$ 221,340	$ 223,950	$ 209,858
Total managed assets	$ 987,644	$ 997,174	$1,021,393	$ 976,275

Both fiduciary and brokerage revenues are based in part on the value of assets under management.  Over the last several quarters, Peoples has been successful in attracting new clients, which has increased assets under management over the past twelve months and generated additional revenues in 2008. However, the recent downturn in the financial markets has tempered the overall growth in assets and caused the decline in asset value since year-end 2007.

Peoples’ e-banking revenues totaled $1.0 million in the second quarter of 2008, up 13% over 2007’s second quarter and up 10% from the first quarter of 2008.  Through six months of 2008, e-banking revenues were up 12% compared to the first half of 2007.  Sustained increases in debit card activity were the key drivers of the higher revenue levels in 2008.  At June 30, 2008, Peoples had 40,761 deposit accounts with debit cards, or 59% of all eligible deposit accounts, compared to 38,415 accounts and a 55% penetration rate a year ago.  Peoples’ customers used debit cards to complete $133.1 million of transactions for the six months ended June 30, 2008, up 20% from $111.3 million a year ago.

Non-Interest Expense
Salary and employee benefit costs remain Peoples’ largest non-interest expense, accounting for over 50% of the total non-intereset expense. The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2008	2008	2007	2008	2007
Salaries and wages	$ 4,453	$ 4,503	$ 4,345	$ 8,956	$ 8,803
Sales-based and incentive compensation	823	1,223	988	2,046	2,132
Employee benefits	1,024	997	913	2,021	1,905
Stock-based compensation	107	252	95	359	239
Payroll taxes and other employment-related costs	499	585	529	1,084	1,088
Total salaries and employee benefit costs	$ 6,906	$ 7,560	$ 6,870	$ 14,466	$ 14,167
Full-time equivalent employees:
Actual at end of period	554	556	556	554	556
Average during the period	556	556	555	556	552

Normal annual merit increases have resulted in higher base salaries during 2008, although mostly offset by larger amounts of salaries attributed to loan origination costs.  While increased insurance and investment sales activity has produced additional sales-based compensation for both the three and six months ended June 30, 2008, this increase has been negated by lower incentive plan expense tied to Peoples’ full year 2008 results of operation.  Peoples’ employee benefit costs consist of expenses related to Peoples’ medical insurance, retirement savings and pension plans.  While employee medical benefit costs have increased steadily in recent periods, Peoples has experienced only a modest increased in employee benefit costs, due to a lower pension expense.

The additional stock-based compensation expense in 2008 reflects the impact of annual equity-based incentive awards made in February 2008 to employees and directors.  Compensation expense is generally recognized over the vesting period.  However, Peoples must immediately recognize the entire expense for awards to employees who are eligible for retirement at the grant date, which accounted for $127,000 of the first quarter 2008 expense and was the major driver of the decline during the second quarter of 2008.  Stock-based compensation expense in each of the final two quarters of 2008 should be comparable to the second quarter expense based on the current equity awards outstanding.

Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2008	2008	2007	2008	2007
Depreciation	$ 550	$ 525	$ 556	$ 1,076	$ 1,093
Repairs and maintenance costs	360	372	358	732	711
Net rent expense	157	174	157	332	310
Property taxes, utilities and other costs	332	355	281	685	570
Total net occupancy and equipment expense	$ 1,399	$ 1,426	$ 1,352	$ 2,825	$ 2,684

While net occupancy and equipment costs for the three and six months ended June 30, 2008, were up compared to the same periods a year ago, management continues to monitor capital expenditures and explore opportunities to enhance Peoples’ operating efficiency.  Still, Peoples will continue to make investments designed to improve customer service and/or produce long-term benefits which may impact future expense levels.

In the second quarter of 2008, Peoples decreased professional fees 28% from the prior year and 25% on a linked quarter basis, through a lower utilization of external legal services.  On a year-to-date basis, professional fees decreased 14% from a year ago, reflecting a general decline in the use of third-party professional services and consultants.
E-banking expense, which is comprised of bankcard and internet-based banking costs, was down 7% in the second quarter of 2008 compared to the second quarter of 2007, due largely to lower internet banking costs.  On a year-to-date basis, e-banking expense is up 3%, primarily the result of customers completing a larger percentage of their transactions using their debit cards and Peoples’ internet banking service.  However, the increase was partially offset by Peoples first quarter 2008 adjustment of the litigation-related liabilities associated with its membership in the Visa USA network originally recorded in the fourth quarter of 2007.

Income Tax Expense
Peoples’ effective tax rate was 26.0% on a year-to-date basis through June 30, 2008, which represents management’s current estimate for the full year 2008 and an increase from the effective rate of 23.3% for the full year 2007.  The higher projected effective tax rate for 2008 is based on the estimated utilization of tax credits in 2008 compared to 2007.

FINANCIAL CONDITION

Investment Securities
The following table details Peoples’ available-for-sale investment portfolio:

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2008	2008	2007	2007
Obligations of U.S. Treasury and government agencies	$ 191	$ 194	$ 197	$ 214
Obligations of U.S. government-sponsored enterprises	32,869	37,285	84,457	119,824
Obligations of states and political subdivisions	65,389	68,684	69,247	58,302
Mortgage-backed securities	423,356	401,191	358,683	319,556
Other securities	54,402	43,744	29,647	32,836
Total investment securities, at fair value	$ 576,207	$ 551,098	$ 542,231	$ 530,732
Total amortized cost	$ 577,436	$ 543,365	$ 535,979	$ 534,883
Net unrealized (loss) gain	$ (1,229)	$ 7,733	$ 6,252	$ (4,151)

During the first six months of 2008, management grew Peoples’ investment portfolio to mitigate the impact of commercial loan payoffs on interest income levels and took action to reduce credit and interest rate exposures in Peoples’ investment portfolio.  In addition, management has reinvested the principal runoff from the portfolio into mortgage-backed securities and corporate securities.  These actions account for much of the change in the investment portfolio composition compared to June 30, 2007.  Peoples will continue to manage its investment portfolio and may adjust the size or composition based on, among other factors, changes in the loan portfolio, liquidity needs and interest rate conditions.

Peoples’ investment in obligations of U.S. government-sponsored enterprises has included preferred stock issued by Fannie Mae and Freddie Mac.  In the first half of 2008, Peoples reduced its holding of these preferred stocks due to the uncertainty surrounding these entities.  At June 30, 2008, Peoples’ remaining investment was limited to a single Fannie Mae preferred stock issuance with a fair value of $1.9 million.  Peoples recognized a $260,000 other-than-temporary impairment charge in the second quarter of 2008 related to the remaining preferred stock.  There were no other securities within the investment portfolio identified by management as other-than-temporarily impaired at June 30, 2008.

In July 2008, Peoples sold its remaining Fannie Mae preferred stock, which completely eliminates all investments in preferred stocks issued by Fannie Mae and Freddie Mac from its portfolio.  As a result of the sale, Peoples will recognize a pre-tax loss of $594,000 in the third quarter of 2008.

Peoples’ other investment securities consist solely of shares of the Federal Home Loan Bank (“FHLB”) of Cincinnati and Federal Reserve Bank of Cleveland.  These restricted equity securities do not have readily determinable fair values and are carried at cost since Peoples does not exercise significant influence.  The following table details Peoples’ other investment securities:

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2008	2008	2007	2007
FHLB of Cincinnati stock	$ 19,323	$ 19,066	$ 18,820	$ 18,820
Federal Reserve Bank of Cleveland stock	4,412	4,412	4,412	4,378
Total other investment securities, at cost	$ 23,735	$ 23,478	$ 23,232	$ 23,198

Loans
The following table details total outstanding loans:

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2008	2008	2007	2007
Loan balances:
Commercial, mortgage	$ 499,043	$ 498,426	$ 513,847	$ 468,241
Commercial, other	186,346	180,523	171,937	177,651
Real estate, mortgage	234,870	237,366	237,641	243,080
Real estate, construction	53,170	72,326	71,794	96,690
Home equity lines of credit	44,595	43,101	42,706	43,118
Consumer	83,605	81,108	80,544	77,482
Deposit account overdrafts	3,223	2,879	2,472	2,147
Total loans	$1,104,852	$1,115,729	$1,120,941	$1,108,409
Percent of loans to total loans:
Commercial, mortgage	45.2%	44.7%	45.8%	42.2%
Commercial, other	16.9%	16.2%	15.3%	16.0%
Real estate, mortgage	21.3%	21.3%	21.2%	21.9%
Real estate, construction	4.8%	6.5%	6.4%	8.7%
Home equity lines of credit	4.0%	3.9%	3.8%	3.9%
Consumer	7.5%	7.1%	7.3%	7.1%
Deposit account overdrafts	0.3%	0.3%	0.2%	0.2%
Total percentage	100.0%	100.0%	100.0%	100.0%

Overall, loan production remained steady in the first half of 2008, although payoffs exceeded new production causing a slight reduction in loan balances.  Contributing to the decline in the second quarter was the $6.4 million charge-down of the impaired commercial real estate construction loan indentified during the quarter, which is included in the real estate construction loan category above.   This loan was originated in 2006 with an Ohio-based customer to finance the purchase of an apartment complex in the Tampa, Florida area and the subsequent conversion of a portion of the apartments to condominium units.

Residential real estate loan balances continue to be impacted by customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with the servicing rights retained.  Peoples’ serviced real estate loan portfolio continues to increase steadily, reaching $182.3 million at June 30, 2008 versus $176.7 million at December 31, 2007 and $172.3 million at June 30, 2007.

Peoples experienced consumer loan growth during the second quarter of 2008, due mainly to the efforts of Peoples’ indirect lending area.  Peoples’ indirect lending activity involves the origination of consumer loans primarily through automobile dealers and comprises a significant portion of Peoples’ consumer loans.  Management remains committed to originating quality consumer loans based on sound underwriting practices and appropriate loan pricing discipline, which could limit opportunities for future growth.

Overall, Peoples has had minimal lending activity outside its primary market areas, with total out-of-market loans comprising $108.2 million, or approximately 10% of total outstanding loan balances, at June 30, 2008.  Included in this amount are $68.8 million of loans located in Ohio, West Virginia and Kentucky.  Of the remaining $39.4 million of loans, the largest concentrations are in Arizona and Florida, with outstanding balances of $10.1 million and $8.5 million, respectively, at June 30, 2008.  In all other states, the aggregate outstanding balance in the state was less than $5 million at June 30, 2008.  Except for the previously-mentioned impaired loan, these loans are performing in accordance with their original terms.  The majority of the Arizona properties are retail and office centers in the Phoenix area securing loans to an experienced Ohio-based real estate developer.

Loan Concentration
Peoples’ loans consist of credits to borrowers spread over a broad range of industrial classifications, with no concentration of loans to borrowers engaged in the same or similar industries that exceeds 10% of total loans. Peoples currently has no loans to foreign entities that exceed 1% of total assets.  Peoples’ largest concentration of loans consists of credits to borrowers in the lodging and lodging related industry.  Those loans totaled $50.5 million at June 30, 2008, or 10.1% of total outstanding commercial real estate loans, compared to $50.6 million, or 9.8%, at December 31, 2007.  Loans to borrowers in the assisted living facilities and nursing homes industry also represent a significant portion of Peoples’ commercial real estate loans, totaling $48.0 million at June 30, 2008 and $54.0 million at December 31, 2007, or 9.6% and 10.5%, respectively.  These credits were subjected to Peoples’ normal commercial underwriting standards and did not present more than the normal amount of risk assumed in Peoples’ other commercial lending activities.

These lending opportunities typically have arisen due to the growth of these industries in markets served by Peoples or in neighboring areas, and also from sales associates’ efforts to develop these lending relationships.  Management believes these industrial concentrations do not pose abnormal risk when compared to the risk assumed in other types of lending since these credits have been subjected to Peoples’ normal commercial underwriting standards, which include an evaluation of the financial strength, market expertise and experience of the borrowers and principals in these business relationships.  In addition, a sizeable portion of the loans to lodging and lodging-related companies is spread over various geographic areas.

Allowance for Loan Losses
The following table presents changes in Peoples’ allowance for loan losses:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2008	2008	2007	2008	2007
Allowance for loan losses:
Allowance for loan losses, beginning of period	$ 15,953	$ 15,718	$ 14,513	$ 15,718	$ 14,509
Gross charge-offs:
Commercial	6,989	1,018	537	8,007	1,561
Real estate	316	178	94	494	120
Consumer	212	233	143	445	580
Overdrafts	203	209	191	412	349
Credit card	–	–	–	–	–
Total gross charge-offs	7,720	1,638	965	9,358	2,610
Recoveries:
Commercial	89	156	14	245	750
Real estate	22	18	108	40	121
Consumer	64	132	114	196	285
Overdrafts	55	122	58	177	163
Credit card	1	8	3	9	4
Total recoveries	231	436	297	667	1,323
Net charge-offs:
Commercial	6,900	862	523	7,762	811
Real estate	294	160	(14)	454	(1)
Consumer	148	101	29	249	295
Overdrafts	148	87	133	235	186
Credit card	(1)	(8)	(3)	(9)	(4)
Total net charge-offs	7,489	1,202	668	8,691	1,287
Provision for loan losses	6,765	1,437	847	8,202	1,470
Allowance for loan losses, end of period	$ 15,229	$ 15,953	$ 14,692	$ 15,229	$ 14,692

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2008	2008	2007	2008	2007
Ratio of net charge-offs to average loans (annualized):
Commercial	2.49%	0.31%	0.19%	1.40%	0.14%
Real estate	0.11%	0.05%	– %	0.08%	– %
Consumer	0.05%	0.04%	0.01%	0.05%	0.05%
Overdrafts	0.05%	0.03%	0.05%	0.04%	0.03%
Credit card	– %	– %	– %	– %	– %
Total ratio of net charge-offs to average loans	2.70%	0.43%	0.25%	1.57%	0.22%

The higher gross charge-offs for the three and six months ended June 30, 2008, compared to the prior year periods, reflect the previously-mentioned $6.4 million charge-down on the impaired $12.6 million commercial real estate loan during the second quarter of 2008, which is included in the commercial category above.  In comparison, first quarter 2008 gross charge-offs included a $1.0 million loss on a single, unrelated $8 million commercial loan relationship comprised of two loans secured by commercial real estate.  Second quarter 2008 gross recoveries were comparable to a year ago, although down on a year-to-date basis, due to a $609,000 recovery that occurred during the first quarter of 2007 on a group of commercial loans charged-off in 2002.

The allowance for loan losses is allocated among the loan categories based upon management’s consistent, quarterly procedural discipline, which includes consideration of changes in loss trends and loan quality.  However, the entire allowance for loan losses is available to absorb loan losses in any loan category.  The following details the allocation of the allowance for loan losses:

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2008	2008	2007	2007
Commercial	$ 12,415	$ 13,611	$ 14,147	$ 12,911
Real estate	1,339	983	419	958
Consumer	1,229	1,124	868	554
Overdrafts	246	235	284	269
Total allowance for loan losses	$ 15,229	$ 15,953	$ 15,718	$ 14,692
As a percentage of total loans	1.38%	1.43%	1.40%	1.33%

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

Asset quality remains a key focus, as management emphasizes loan underwriting quality more than loan growth.  The following table details Peoples’ nonperforming assets:

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2008	2008	2007	2007
Loans 90+ days past due	$ 290	$ 438	$ 378	$ 313
Nonaccrual loans	20,910	17,061	8,980	7,096
Total nonperforming loans	21,200	17,499	9,358	7,409
Other real estate owned	411	343	343	213
Total nonperforming assets	$ 21,611	$ 17,842	$ 9,701	$ 7,622
Nonperforming loans as a percent of total loans	1.92%	1.57%	0.83%	0.67%
Nonperforming assets as a percent of total assets	1.13%	0.94%	0.51%	0.41%
Allowance for loan losses as a percent of
nonperforming loans	71.8%	91.2%	168.0%	198.3%

The increased amount of non-performing loans during the first half of 2008 was due to the previously-mentioned impaired loan written down to $6.2 million net value being placed on nonaccrual status during the second quarter and a $7.0 million, unrelated commercial loan being placed on nonaccrual status during the first quarter of 2008. No specific reserves were made for these loans at June 30, 2008, since they have been charged down to the estimated net realizable fair value of the underlying collateral, resulting in a lower allowance for loan losses to nonperforming loans ratio at June 30, 2008.

The following tables summarize loans classified as impaired:

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2008	2008	2007	2007
Impaired loans with an allocated allowance for loan losses	$ 10,867	$ 7,193	$ 8,457	$ 8,151
Impaired loans with no allocated allowance for loan losses	11,383	12,432	4,453	11,039
Total impaired loans	$ 22,250	$ 19,625	$ 12,910	$ 19,190
Allowance for loan losses allocated to impaired loans	$ 1,591	$ 1,565	$ 2,498	$ 1,812

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Average investment in impaired loans	$ 20,938	$ 19,640	$ 18,262	$ 19,576
Interest income recognized on impaired loans	$ 227	$ 344	$ 317	$ 678

Peoples has not allocated a portion of the allowance for loan losses to certain impaired loans because those loans either have been written-down previously to the amount expected to be collected or possess characteristics indicative of Peoples’ ability to collect the remaining outstanding principal from the sale of collateral and/or enforcement of guarantees by the principals.

Overall, management believes the allowance for loan losses was adequate at June 30, 2008, based on all information currently available.  Still, there can be no assurance that Peoples’ allowance for loan losses will be adequate to cover future losses or that the amount of nonperforming loans will remain at current levels, especially considering the current economic uncertainty that exists and the concentration of commercial loans in Peoples’ loan portfolio.

Deposits
The following table details Peoples’ deposit balances:

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2008	2008	2007	2007
Retail certificates of deposit	$ 557,406	$ 549,439	$ 499,684	$ 517,910
Interest-bearing transaction accounts	202,063	211,708	191,359	179,430
Money market deposit accounts	172,048	156,206	153,299	149,791
Savings accounts	116,485	114,433	107,389	115,691
Total retail interest-bearing deposits	1,048,002	1,031,786	951,731	962,822
Brokered certificates of deposits	39,781	39,756	59,589	66,601
Total interest-bearing deposits	1,087,783	1,071,542	1,011,320	1,029,423
Non-interest-bearing deposits	193,265	177,449	175,057	173,675
Total deposit balances	$ 1,281,048	$ 1,248,991	$1,186,377	$1,203,098

The growth in retail certificates of deposit (“CDs”) during the first six months of 2008 has been largely attributable to Peoples attracting approximately $62 million of funds from customers outside its primary market area, primarily school districts, government entities and credit unions located in the Midwest, instead of using higher-costing brokered CDs.  Money market balances were up at June 30, 2008, due to Peoples offering more competitive rates.  The fluctuations in interest-bearing transaction accounts primarily reflect seasonal changes in governmental deposit balances related to the timing of tax revenue collections and subsequent disbursements.  Non-interest-bearing deposits grew 9% during the second quarter of 2008, attributable to higher commercial balances.  Since year-end 2007, non-interest-bearing balances have increased 10%, from higher consumer and commercial balances of $10.3 million and $8.4 million, respectively.

The retail deposit growth has allowed Peoples to reduce brokered CD balances since June 30, 2007.  The majority of $39.8 million of brokered CDs at June 30, 2008, will mature during the third quarter of 2008.  Management anticipates Peoples will be able to replace those funds with other, lower-costing funds, such as retail deposits or borrowed funds, assuming interest rates do not rise rapidly.

Borrowed Funds
The following details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	June 30, 2008	March 31, 2008	December 31, 2007	June 30, 2007
Short-term borrowings:
FHLB advances	$ 102,500	$ 121,000	$ 187,500	$ 198,800
National market repurchase agreements	–	–	–	5,000
Retail repurchase agreements	26,870	33,866	35,041	31,205
Total short-term borrowings	$ 129,370	$ 154,866	$ 222,541	$ 235,005

Long-term borrowings:
FHLB advances	$ 103,885	$ 104,226	$ 83,229	$ 68,010
National market repurchase agreements	150,000	133,750	148,750	113,750
Total long-term borrowings	$ 253,885	$ 237,976	$ 231,979	$ 181,760
Subordinated notes held by subsidiary trusts	$ 22,478	$ 22,469	$ 22,460	$ 22,443
Total borrowed funds	$ 405,733	$ 415,311	$ 476,980	$ 439,208

Since December 31, 2007, Peoples has reduced the level of borrowed funds, primarily its short-term FHLB advances, using the retail deposit growth.  The short-term FHLB advances consist of overnight borrowings and fluctuate daily based on Peoples’ liquidity needs.  Long-term borrowings have increased since June 30, 2007, in connection with management’s interest rate management strategies.  The level and composition of Peoples’ borrowed funds may change in future quarters, as management will continue to use a combination of short-term and long-term borrowings to manage the interest rate risk of the balance sheet.

Capital/Stockholders’ Equity
In the second quarter of 2008, Peoples increased its dividend 4.5% to $0.23 per share, from the $0.22 per share declared for both the first quarter of 2008 and second quarter of 2007.  Through six months of 2008, Peoples declared dividends of $4.7 million, or 61.5% of earnings, compared to $4.7 million, or 42.3% of earnings, a year ago.  Management anticipates Peoples continuing its 42-year history of consistent dividend growth in future periods, although the restrictions and limitations disclosed in Peoples’ 2007 Form 10-K may prohibit Peoples from paying dividends even when sufficient cash is available.

At June 30, 2008, Peoples’ tangible capital ratio, defined as tangible equity as a percentage of tangible assets, was 7.30% versus 7.42% at year-end 2007 and 7.14% at June 30, 2007, due to a greater increase in tangible equity compared to tangible assets versus June 30, 2007.  In addition, both Peoples and Peoples Bank were well above the minimum standards for a well-capitalized institution under the regulatory capital guidelines.

During 2008, Peoples has been less active with treasury stock purchases, as management has focused on maintaining Peoples’ strong capital position, especially considering the uncertainty that currently exists in the financial markets and economy as a whole.  Through six months of 2008, Peoples has repurchased 13,600 of its common shares, at an average price of $21.59, under its announced stock repurchase program, compared to 240,000 common shares, at an average price of $28.15, in the first half of 2007.

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

Interest Rate Risk
Interest rate risk (“IRR”) is one of the most significant risks for Peoples, and the entire financial services industry, primarily arising in the normal course of business of offering a wide array of loans and deposits to its customers, as well as the diversity of its own investment portfolio and borrowed funds.  IRR is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as fair values of financial assets and liabilities.  Peoples’ exposure to IRR is due primarily to differences in the maturity or repricing of earning assets and interest-bearing liabilities.  In addition, other factors, such as prepayments of loans and investment securities or early withdrawal of deposits, can expose Peoples to IRR and impact interest costs or revenue streams.

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

Change in	Estimated (Decrease) Increase				Estimated Decrease
Interest Rate	in Net Interest Income				in Economic Value of Equity
(in Basis Points)	June 30, 2008		December 31, 2007		June 30, 2008		December 31, 2007
200	$ (2,521)	(4.4)%	$ (5,276)	(9.7)%	$(12,278)	(4.6)%	$(19,186)	(7.6)%
100	(747)	(1.3)%	(2,264)	(4.2)%	(4,259)	(1.6)%	(7,930)	(3.1)%
(100)	65	– %	1,152	2.1%	(3,177)	(1.2)%	(3,691)	(1.5)%
(200)	$ (1,322)	(2.3)%	$ 1,234	2.3%	$(20,075)	(7.5)%	$(15,915)	(6.3)%

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

In the first half of 2008, Peoples’ balance sheet became less liability sensitive due to management’s efforts to move to a more neutral IRR position, given the uncertainty regarding future interest rate changes.  Management selectively increased and extended the maturities of borrowed funds and retail CDs, thereby reducing its level of overnight funding.  Due to these changes in its liability mix, management has reduced Peoples’ net interest income at risk in an “up 100 basis point” rate shock as of June 30, 2008.  In the last six months, these shifts changed the net interest income at risk in a “down 100 basis point” rate shock from an increase to basically neutral as of June 30, 2008.

While Peoples’ balance sheet positioning at June 30, 2008, shows a reduction in net interest income for various parallel rate shock scenarios, these shocks do not take into account Peoples positioning along the curve or ALCO's ability to take appropriate actions, when necessary, to further minimize the impact of changes in interest rates on future earnings.  Management believes a further reduction in short-term rates does not guarantee a similar decline in long term rates, given the current low rates across the yield curve and the presence of core inflation.  As a result, Peoples could experience minimal change in net interest income if a further decline in overnight interest rates was to occur.

Due to the current steep yield curve and prospects for future rate increases, Peoples continues to maximize net interest income in the base case while protecting income against future rate increases.  While there is uncertainty regarding the timing of future rate increases, management believes the current steep yield curve is signaling the next short-term rate movement to be up.

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

For the six months ended June 30, 2008, Peoples’ operating activities provided net cash of $17.9 million and financing activities provided $19.0 million, of which $35.5 million was used in Peoples’ investing activities.  As a result, total cash and cash equivalents increased $1.3 million since year-end 2007.  Purchases of new investment securities exceeded the cash flows from maturities, calls and principal payments and accounted for most of the cash used in investing activities.  In comparison, cash and cash equivalents decreased $2.0 million in the first half of 2007.  Financing activities consumed net cash of $26.7 million, due mostly to a reduction in deposit balances, while cash provided by operating and investing activities was $11.7 million and $13.0 million, respectively.  The cash from investing activities was comprised mostly of payoffs and principal payments on loans.

At June 30, 2008, Peoples had available borrowing capacity of approximately $336 million through its wholesale funding sources, up approximately $75 million compared to year-end 2007.  Borrowing capacity increased as the newly added retail deposits were used to pay down short-term borrowings.  Peoples also had unpledged investment securities of approximately $60 million that can be utilized as an additional source of liquidity, which was unchanged from December 31, 2007.  Management believes the current balance of cash and cash equivalents, along with the availability of other funding sources, will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.

Off-Balance Sheet Activities and Contractual Obligations
Peoples routinely engages in activities that involve, to varying degrees, elements of risk that are not reflected in whole or in part in the Consolidated Financial Statements.  These activities are part of Peoples’ normal course of business and include traditional off-balance sheet credit-related financial instruments, interest rate contracts and commitments to make additional capital contributions in low-income housing tax credit investments.  Traditional off-balance sheet credit-related financial instruments continue to represent the most significant of Peoples’ off-balance sheet exposure.  The following table details the total contractual amount of loan commitments and standby letters of credit:

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2008	2008	2007	2007
Loan commitments	$ 253,489	$ 205,795	$ 176,835	$ 187,222
Standby letters of credit	45,526	45,654	34,200	42,446

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided under the caption “Interest Rate Sensitivity and Liquidity” under “ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION” in this Form 10-Q, and is incorporated herein by reference.

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of June 30, 2008.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Chief Financial Officer and Treasurer have concluded that:

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

Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of Peoples’  common shares during the three months ended June 30, 2008;

	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
April 1 – 30, 2008	381	(3)	$ 25.75	(3)	–	461,400
May 1 – 31, 2008	2,749	(4)	$ 23.89	(4)	–	461,400
June 1 – 30, 2008	–		$ –		13,600	447,800
Total	3,130		$ 21.89		13,600	447,800

(1)
Information reflects solely the stock repurchase program originally announced on November 9, 2007, which authorizes the repurchase of up to 500,000 common shares, with an aggregate purchase price of not more than $14 million and expires on December 31, 2008.

(2)	Information reflects maximum number of common shares that may be purchased at the end of the period indicated.

(3)	Information reflects solely common shares acquired to satisfy tax withholding requirements related to stock-based compensation awards granted under Peoples’ equity plans.

(4)
Information includes 1,870 common shares purchased at an average price of $24.12 in open market transactions by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust holding assets to provide payment of the benefits under the Peoples Bancorp Inc. Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries, 226 common shares acquired at an average price of $23.37 to satisfy tax withholding requirements related to stock-based compensation awards granted under Peoples’ equity plans and 653 common shares acquired  at an average price of $23.43 as payment for the exercise price of options granted under Peoples’ equity plans.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No response required.

ITEM 5:  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS

The exhibits required to be filed with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 35.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date: August 6, 2008	By:/s/	MARK F. BRADLEY
Mark F. Bradley
President and Chief Executive Officer

Date: August 6, 2008	By:/s/	EDWARD G. SLOANE
Edward G. Sloane
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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
Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004.	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

Exhibit Number	Description	Exhibit Location

3.2(e)	Code of Regulations of Peoples Bancorp Inc. (reflecting amendments through April 13, 2006) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File No. 0-16772)

10	Change in Control Agreement, adopted May 21, 2008, between Peoples Bancorp Inc. and Edward G. Sloane*	Filed herewith

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) [President and Chief Executive Officer]	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) [Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certification	Filed herewith

* Management compensation plan