Form 10-Q
period 2008-09-30
PEOPLES BANCORP INC
filed 2008-10-31
CIK 318300

For printer-friendly version click here

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

                                (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                  For the quarterly period ended September 30, 2008
                                                                                        OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller re-porting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 10,425,803 common shares, without par value, at October 29, 2008.

As used in this Quarterly Report on Form 10-Q (“Form 10-Q”), “Peoples” refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, Peoples Bancorp Inc.
PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except share data)	September 30,	December 31,
Assets	2008	2007
Cash and cash equivalents:
Cash and due from banks	$ 38,311	$ 43,275
Interest-bearing deposits in other banks	1,247	1,925
Total cash and cash equivalents	39,558	45,200

Available-for-sale investment securities, at fair value (amortized cost of
$598,355 at September 30, 2008 and $535,979 at December 31, 2007)	589,017	542,231
Other investment securities, at cost	23,996	23,232
Total investment securities	613,013	565,463

Loans, net of deferred fees and costs	1,113,610	1,120,941
Allowance for loan losses	(19,156)	(15,718)
Net loans	1,094,454	1,105,223

Loans held for sale	1,069	1,994
Bank premises and equipment, net	25,283	24,803
Bank owned life insurance	51,511	50,291
Goodwill	62,520	62,520
Other intangible assets	4,268	5,509
Other assets	28,712	24,550
Total assets	$ 1,920,388	$ 1,885,553

Liabilities
Deposits:
Non-interest-bearing	$ 184,474	$ 175,057
Interest-bearing	1,066,383	1,011,320
Total deposits	1,250,857	1,186,377

Short-term borrowings	140,461	222,541
Long-term borrowings	293,565	231,979
Junior subordinated notes held by subsidiary trust	22,487	22,460
Accrued expenses and other liabilities	15,924	19,360
Total liabilities	1,723,294	1,682,717

Stockholders’ Equity
Common stock, no par value, 24,000,000 shares authorized,
10,963,199 shares issued at September 30, 2008 and 10,925,954
shares issued at December 31, 2007, including shares in treasury	164,457	163,399
Retained earnings	56,007	52,527
Accumulated comprehensive (loss) income, net of deferred income taxes	(7,113)	3,014
Treasury stock, at cost, 638,626 shares at September 30, 2008 and
629,206 shares at December 31, 2007	(16,257)	(16,104)
Total stockholders’ equity	197,094	202,836
Total liabilities and stockholders’ equity	$ 1,920,388	$ 1,885,553

                                See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Interest Income:
Interest and fees on loans	$ 18,027	$ 20,981	$ 56,805	$ 63,831
Interest on taxable investment securities	7,361	6,507	20,929	18,893
Interest on tax-exempt investment securities	663	704	2,115	1,818
Other interest income	12	49	61	139
Total interest income	26,063	28,241	79,910	84,681
Interest Expense:
Interest on deposits	7,458	9,447	23,704	27,921
Interest on short-term borrowings	689	2,975	3,006	9,031
Interest on long-term borrowings	2,819	2,172	7,957	6,046
Interest on junior subordinated notes held by subsidiary trusts	495	495	1,481	1,677
Total interest expense	11,461	15,089	36,148	44,675
Net interest income	14,602	13,152	43,762	40,006
Provision for loan losses	5,996	967	14,198	2,437
Net interest income after provision for loan losses	8,606	12,185	29,564	37,569
Other Income:
Deposit account service charges	2,761	2,562	7,431	7,375
Insurance income	2,439	2,230	7,701	7,657
Trust and investment income	1,266	1,211	3,915	3,639
Electronic banking income	994	879	2,925	2,607
Bank owned life insurance	391	418	1,220	1,237
Mortgage banking income	104	251	500	722
Net loss on investment securities	(111)	(613)	(126)	(575)
Other	187	185	570	567
Total other income	8,031	7,123	24,136	23,229
Other Expenses:
Salaries and employee benefits	7,035	6,603	21,501	20,770
Net occupancy and equipment	1,344	1,233	4,169	3,917
Data processing and software	521	530	1,622	1,594
Electronic banking expense	638	554	1,678	1,568
Professional fees	528	469	1,594	1,714
Franchise tax	416	449	1,248	1,336
Amortization of intangible assets	390	478	1,208	1,467
Marketing	273	350	1,010	1,078
Other	2,048	1,933	5,949	5,647
Total other expenses	13,193	12,599	39,979	39,091
Income before income taxes	3,444	6,709	13,721	21,707
Income taxes	493	1,594	3,169	5,597
Net income	$ 2,951	$ 5,115	$ 10,552	$ 16,110

Earnings per share:
Basic	$ 0.29	$ 0.49	$ 1.02	$ 1.53
Diluted	$ 0.28	$ 0.49	$ 1.02	$ 1.52

Weighted-average number of shares outstanding:
Basic	10,319,534	10,421,548	10,309,010	10,502,866
Diluted	10,354,522	10,483,657	10,350,008	10,573,934

Cash dividends declared	$ 2,397	$ 2,293	$ 7,072	$ 6,943

                                See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
	Common Stock		Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Shares	Amount	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2007	10,925,954	$163,399	$ 52,527	$ 3,014	$(16,104)	$202,836
Net income			10,552			10,552
Other comprehensive loss, net of tax				(10,127)		(10,127)
Cash dividends declared of $0.68 per share			(7,072)			(7,072)
Stock-based compensation expense		439				439
Purchase of treasury stock, 20,513 shares					(449)	(449)
Issuance of common stock related to stock-based
compensation (reissued 10,486 treasury shares)	6,475	(113)			296	183
Tax benefit from exercise of stock options		15				15
Issuance of common stock under dividend
reinvestment plan	30,770	717				717
Balance, September 30, 2008	10,963,199	$164,457	$ 56,007	$ (7,113)	$(16,257)	$197,094

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2008	2007

Net cash provided by operating activities	25,232	21,865

Cash flows from investing activities:
Purchases of available-for-sale securities	(237,441)	(134,600)
Proceeds from sales of available-for-sale securities	64,893	151
Proceeds from maturities, calls and prepayments of
available-for-sale securities	110,127	92,839
Net (increase) decrease in loans	(2,988)	23,560
Net expenditures for premises and equipment	(2,904)	(1,867)
Net proceeds from sales of other real estate owned	272	107
Business acquisitions, net of cash received	–	(1,070)
Investment in limited partnership and tax credit funds	(249)	(277)
Net cash (used in) investing activities	(68,290)	(21,157)

Cash flows from financing activities:
Net increase in non-interest-bearing deposits	9,417	398
Net increase (decrease) in interest-bearing deposits	54,991	(50,577)
Net (decrease) increase in short-term borrowings	(82,080)	54,164
Proceeds from long-term borrowings	115,000	85,000
Payments on long-term borrowings	(53,413)	(71,378)
Cash dividends paid	(6,268)	(6,304)
Purchase of treasury stock	(449)	(10,241)
Repayment of trust preferred securities	–	(7,000)
Proceeds from issuance of common stock	203	846
Excess tax benefit for share-based payments	15	154
Net cash provided by (used in) financing activities	37,416	(4,938)
Net (decrease) in cash and cash equivalents	(5,642)	(4,230)
Cash and cash equivalents at beginning of period	45,200	39,806
Cash and cash equivalents at end of period	$ 39,558	$ 35,576

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

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value.  The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently.  Peoples adopted SFAS 159 effective January 1, 2008, as required, but has not elected to measure any permissible items at fair value.  As a result, the adoption of SFAS 159 has not had any impact on Peoples’ Consolidated Financial Statements.

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

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 amends SFAS 157 to delay the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, which means at least annually.  For items within its scope, Peoples will be required to apply the new guidance beginning January 1, 2009.  Management is still determining the impact adoption will have on Peoples’ Consolidated Financial Statements.  For all other items, Peoples applied the guidance as of January 1, 2008, as required, which did not have a material impact on Peoples’ Consolidated Financial Statements.

On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued.  Peoples applied the guidance contained in FSP 157-3 in determining fair values at September 30, 2008, although it did not have a material impact on Peoples’ Consolidated Financial Statements.

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

Stock Options: Under the provisions of the 2006 Equity Plan and predecessor stock option plans, the exercise price per share of any stock option granted may not be less than the fair market value of the underlying common shares on the date of grant of the stock option.  The most recent stock options granted to employees and non-employee directors occurred in 2006.  The stock options granted to employees will vest three years from the grant date, while the stock options granted to non-employee directors vested six months from the grant date.  All stock options granted to both employees and non-employee directors expire ten years from the date of grant.  The following summarizes the changes to Peoples’ stock options for the period ended September 30, 2008:

	Number of Common Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	325,461	$ 22.74
Granted	–	–
Exercised	13,064	17.36
Forfeited	7,950	24.98
Outstanding at September 30	304,447	22.91	4.4 years	$ 569,000

Exercisable at September 30	261,909	22.01	4.0 years	$ 569,000

For the nine months ended September 30, 2008, the total intrinsic value of stock options exercised was $61,000.  The following summarizes information concerning Peoples’ stock options outstanding at September 30, 2008:
			Outstanding			Exercisable
Range of Exercise Prices			Number of Common Shares	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Common Shares	Weighted-Average Exercise Price
$13.48	to	$14.92	68,603	1.1 years	$ 14.15	68,603	$ 14.15
$15.45	to	$22.32	65,181	4.1 years	$ 21.47	65,181	21.47
$23.59	to	$27.38	77,462	4.9 years	$ 25.18	77,462	25.18
$27.51	to	$28.66	67,801	6.4 years	$ 28.20	31,263	28.13
$28.71	to	$30.00	25,400	7.5 years	$ 29.27	19,400	29.12
		Total	304,447	4.4 years	$ 22.91	261,909	$ 22.01

Stock Appreciation Rights: SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted will vest three years from the grant date and expire ten years from the date of grant.  The following summarizes the changes to Peoples’ SARs for the period ended September 30, 2008:

	Number of Common Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	30,374	$ 27.96
Granted	28,170	23.85
Exercised	–	–
Forfeited	1,111	29.25
Outstanding at September 30	57,433	25.92	9.0 years	$ –

Exercisable at September 30	–	–	–	$ –

For the nine months ended September 30, 2008, the weighted-average estimated fair value of the SARs granted was $5.46.  The following summarizes information concerning Peoples’ SARs outstanding at September 30, 2008:

			Outstanding			Exercisable
Range of Exercise Prices			Number of Common Shares	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Common Shares	Weighted-Average Exercise Price
$23.26	to	$23.26	5,000	8.8 years	$ 23.26	–	$ –
$23.77	to	$23.77	26,170	9.4 years	$ 23.77	–	–
$23.80	to	$27.99	6,000	9.2 years	$ 26.26	–	–
$29.25	to	$29.25	20,263	8.4 years	$ 29.25	–	–
		Total	57,433	9.0 years	$ 25.92	–	$ –

Restricted Shares: Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while the restrictions on common shares awarded to employees expire after three years.  The following summarizes the changes to Peoples’ restricted common shares for the period ended September 30, 2008:

	Number	Weighted-
	of	Average
	Common	Grant Date
	Shares	Fair Value
Outstanding at January 1	9,148	$ 28.49
Awarded	14,069	23.72
Released	6,475	24.63
Forfeited	164	29.25
Outstanding at September 30	16,578	$ 25.94

For the nine months ended September 30, 2008, the total intrinsic value of restricted common shares released was $143,000.

Stock-Based Compensation: Peoples recognizes stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefits costs, based on the estimated fair value of the awards on the grant date. The following summarizes the amount of stock-based compensation expense and related tax benefit recognized for the period ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total stock-based compensation	$ 80,000	$ 78,000	$ 439,000	$ 317,000
Recognized tax benefit	(28,000)	(27,000)	(154,000)	(111,000)
Net expense recognized	$ 52,000	$ 51,000	$ 285,000	$ 206,000

The estimated fair value of SARs granted during the nine months ended September 30, 2008 and 2007, was calculated at grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2008	2007
Risk-free interest rate	4.38%	4.83%
Dividend yield	3.88%	2.93%
Volatility factor of the market price of parent stock	26.3%	25.4%
Weighted-average expected life	10 years	10 years

The Black-Scholes option valuation model was originally developed for use in estimating the fair value of traded options, which have different characteristics than equity awards granted by Peoples, such as no vesting or transfer restrictions.  The model requires the input of highly subjective assumptions, including the expected stock price volatility, which can materially affect the fair value estimate.  The expected volatility and expected life assumptions were based solely on historical data.  The expected dividend yield is computed based on the then current dividend rate, and the risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the equity awards.

Total unrecognized stock-based compensation expense related to unvested awards was $268,000 at September 30, 2008, which will be recognized over a weighted-average period of 1.7 years.

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

Pension Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Service cost	$ 191	$ 212	$ 572	$ 635
Interest cost	195	189	586	568
Expected return on plan assets	(300)	(297)	(901)	(893)
Amortization of prior service cost	1	1	3	2
Amortization of net loss	2	40	7	120
Net periodic benefit cost	$ 89	$ 145	$ 267	$ 432

Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Interest cost	$ 4	$ 7	$ 11	$ 20
Amortization of prior service cost	(1)	–	(2)	–
Amortization of net loss	(1)	–	(3)	2
Net periodic benefit cost	$ 2	$ 7	$ 6	$ 22

5.  Comprehensive (Loss) Income:
The components of other comprehensive (loss) income for the three and nine month periods ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Net income	$ 2,951	$ 5,115	$ 10,552	$ 16,110
Other comprehensive (loss) income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(8,218)	3,243	(15,715)	637
Related tax benefit (expense)	2,876	(1,135)	5,500	(223)
Less: reclassification adjustment for net loss
included in net income	(111)	(613)	(126)	(575)
Related tax benefit	39	215	44	201
Net effect on other comprehensive (loss) income	(5,270)	2,506	(10,133)	788
Amortization of unrecognized loss and service cost
on defined benefit pension plan	9	41	9	122
Related tax expense	(3)	(14)	(3)	(43)
Net effect on other comprehensive (loss) income	6	27	6	79
Total other comprehensive (loss) income, net of tax	(5,264)	2,533	(10,127)	867
Total comprehensive (loss) income	$ (2,313)	$ 7,648	$ 425	$16,977

The following details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the nine months ended September 30, 2008:

Unrecognized
	Unrealized	Net Pension and	Accumulated
	Gains (Loss)	Postretirement	Comprehensive
(Dollars in thousands)	on Securities	Costs	Income (Loss)
Balance, December 31, 2007	$ 4,064	$ (1,050)	$ 3,014
Current period change, net of tax	(10,133)	6	(10,127)
Balance, September 30, 2008	$ (6,069)	$ (1,044)	$ (7,113)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Net income	$ 2,951	$ 5,115	$ 10,552	$ 16,110

Weighted-average common shares outstanding	10,319,534	10,421,548	10,309,010	10,502,866
Effect of potentially dilutive common shares	34,988	62,109	40,998	71,068
Total weighted-average diluted common
shares outstanding	10,354,522	10,483,657	10,350,008	10,573,934

Earnings per Share:
Basic	$ 0.29	$ 0.49	$ 1.02	$ 1.53
Diluted	$ 0.28	$ 0.49	$ 1.02	$ 1.52

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

Assets measured at fair value on a recurring basis comprise the following at September 30, 2008:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale investment securities	$589,017	$3,231	$575,391	$10,395
Interest rate contract	1	–	1	–
Total	$589,018	$3,231	$575,392	$10,395

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

The investment securities measured at fair value using Level 3 inputs are comprised of four collateralized debt obligations, with a total book value of $6.1 million, and two corporate obligations, with a total book value of $3.1 million, for which there is not an active market.  Peoples uses multiple input factors to determine the fair value of these securities.  Those input factors are discounted cash flow analysis, structure of the security in relation to current level of deferrals and/or defaults, changes in credit ratings, financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements and pricing of new issuances.

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information:

Investment Securities
Balance, January 1, 2008	$9,004
Transfers into Level 3	2,083
Transfers out of Level 3	(2,078)
Unrealized gain included in comprehensive income	1,386
Balance, September 30, 2008	$10,395

Certain assets were measured at fair value on a non-recurring basis at September 30, 2008.  Loans held for investment that are considered impaired by Peoples are measured and reported at fair value through a specific allocation of the allowance for loan losses in accordance with the provisions of FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan.  Management’s determination of the fair value for these loans represents the estimated amount to be received from the sale of the collateral based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 Inputs).

At September 30, 2008, impaired loans with an aggregate outstanding principal balance of $29.1 million were measured and reported at an aggregate fair value of $29.5 million, less estimated costs to sell of $1.9 million (net value of $27.6 million).  For the three and nine months ended September 30, 2008, Peoples recognized losses on impaired loans of $1.5 million and $8.5 million, respectively, of which $6.4 million was recognized in the second quarter and relates to a single commercial real estate loan being charged down to the fair value of the collateral of $6.5 million, less estimated costs to sell of $0.3 million (net value of $6.2 million).

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited Consolidated Financial Statements and Management’s Discussion and Analysis that follows:

	At or For the Three Months		At or For the Nine Months
	Ended September 30,		Ended September 30,
SIGNIFICANT RATIOS	2008	2007	2008	2007
Return on average stockholders' equity	5.82%	10.27%	6.88%	10.88%
Return on average assets	0.61%	1.09%	0.74%	1.15%
Net interest margin (a)	3.50%	3.26%	3.54%	3.29%
Efficiency ratio (b)	55.33%	57.03%	55.98%	58.06%
Average stockholders' equity to average assets	10.54%	10.60%	10.81%	10.61%
Average loans to average deposits	87.56%	92.09%	89.44%	93.04%
Dividend payout ratio	81.23%	44.83%	67.02%	43.10%

ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (c)(d)	3.21%	0.56%	3.21%	0.56%
Nonperforming assets as a percent of total assets (d)(e)	1.88%	0.34%	1.88%	0.34%
Allowance for loan losses to loans net of unearned interest (d)	1.72%	1.32%	1.72%	1.32%
Allowance for loan losses to nonperforming loans (c)(d)	53.60%	237.33%	53.60%	237.33%
Provision for loan losses to average loans	0.54%	0.09%	1.28%	0.22%
Net charge-offs as a percentage of average loans (annualized)	0.74%	0.36%	1.29%	0.27%

CAPITAL RATIOS (d)
Tier I capital ratio	12.35%	11.82%	12.35%	11.82%
Total risk-based capital ratio	13.68%	13.04%	13.68%	13.04%
Leverage ratio	8.66%	8.67%	8.66%	8.67%
Tangible capital ratio (f)	7.03%	7.20%	7.03%	7.20%

PER SHARE DATA
Earnings per share – basic	$ 0.29	$ 0.49	$ 1.02	$ 1.53
Earnings per share – diluted	0.28	0.49	1.02	1.52
Cash dividends declared per share	0.23	0.22	0.68	0.66
Book value per share (d)	19.09	19.25	19.09	19.25
Tangible book value per share (d) (g)	$ 12.62	$ 12.63	$ 12.62	$ 12.63
Weighted average shares outstanding – Basic	10,319,534	10,421,548	10,309,010	10,502,866
Weighted average shares outstanding – Diluted	10,354,522	10,483,657	10,350,008	10,573,934
Common shares outstanding at end of period	10,324,573	10,363,397	10,324,573	10,363,397

(a)	Fully tax-equivalent net interest income as a percentage of average earning assets.
(b)
Non-interest expense (less intangible amortization) as a percentage of fully tax-equivalent net interest income plus non-interest income (excluding gains or losses on investment securities and asset disposals).

(c)	Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans.
(d)	Data presented as of the end of the period indicated.
(e)	Nonperforming assets include nonperforming loans and other real estate owned.
(f)	Tangible equity as a percentage of tangible assets, which excludes balance sheet impact of intangible assets acquired through acquisitions on both total stockholders’ equity and total assets.
(g)	Tangible book value per share reflects capital calculated for banking regulatory requirements and excludes balance sheet impact of intangible assets acquired through acquisitions.

Forward-Looking Statements
Certain statements in this Form 10-Q which are not historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.  Words such as “anticipate”, “estimates”, “may”, “feels”, “expects,” “believes”, “plans”,  “will”, “would”, “should”, “could” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.  Factors that might cause such a difference include, but are not limited to:
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

(2)	competitive pressures among financial institutions or from non-financial institutions, which may increase significantly;
(3)	changes in the interest rate environment, which may adversely impact interest margins;
(4)	changes in prepayment speeds, loan originations and charge-offs, which may be less favorable than expected and adversely impact the amount of interest income generated;
(5)
general economic conditions and weakening in the economy, specifically the real estate market, either national or in the states in which Peoples does business, which may be less favorable than expected;

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

All forward-looking statements speak only as of the execution date of this Form 10-Q and are expressly qualified in their entirety by the cautionary statements.  Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management’s knowledge of Peoples’ business and operations, it is possible that actual results may differ materially from these projections.  Additionally, Peoples undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events except as may be required by applicable legal requirements.  Copies of documents filed with the SEC are available free of charge at the SEC’s website at www.sec.gov and/or from Peoples Bancorp’s website – www.peoplesbancorp.com under the “Investor Relations” section.

Business Overview
The following discussion and analysis of Peoples’ unaudited Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.

Peoples offers diversified financial products and services through 49 financial service locations and 38 ATMs in southeastern Ohio, northwestern West Virginia and northeastern Kentucky through its financial service units – Peoples Bank, National Association (“Peoples Bank”), Peoples Financial Advisors (a division of Peoples Bank) and Peoples Insurance Agency, Inc, a subsidiary of Peoples Bank.  Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency.

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

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples’ Consolidated Financial Statements and Management’s Discussion and Analysis at September 30, 2008, which were unchanged from the policies disclosed in Peoples’ 2007 Form 10-K.

Summary of Recent Transactions and Events
The following is a summary of recent transactions that have impacted or are expected to impact Peoples’ results of operations or financial condition:

o
At the close of business on October 17, 2008, Peoples Bank completed the previously announced sale of its Grayson (Kentucky) banking office to First National Bank of Grayson.  This sale was consistent with Peoples’ strategic plan to optimize its branch network for better growth opportunities.  Under the terms of the agreement, Peoples received $475,000 for the Grayson office’s $13.4 million of deposits and $220,000 of fixed assets and sold $2.0 million of loans at book value, resulting in a fourth quarter 2008 pre-tax gain of $255,000 ($166,000 after-tax).  This sale did not have a material impact on Peoples’ Consolidated Financial Statements.

o
During 2008, Peoples systematically sold the preferred stocks issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) held in its investment portfolio, due to the uncertainty surrounding these entities.  These securities had a total recorded value of $12.1 million at December 31, 2007.  In July, Peoples sold its remaining Fannie Mae preferred stocks, which completely eliminated all equity holdings in Fannie Mae and Freddie Mac.  As a result of the sales, Peoples recognized cumulative pre-tax losses of $1,243,000 ($808,000 after-tax) for the nine months ended September 30, 2008, of which $594,000 ($386,000 after-tax) was recognized in the third quarter of 2008.

o
Also during 2008, Peoples sold selected investment securities, primarily obligations of U.S. government-sponsored enterprises, U.S. agency collateralized mortgage obligations and tax-exempt municipal bonds, with a total recorded value of $47.8 million, as well as several small-lot mortgage-backed securities.  These sales were intended to reduce interest rate exposures within the investment portfolio and resulted in a cumulative pre-tax gain of $931,000 ($605,000 after-tax) for the nine months ended September 30, 2008, of which $479,000 ($311,000 after-tax) was recognized in the third quarter of 2008.

o
As more fully described in the Current Report on Form 8-K filed July 23, 2008, management determined a single commercial real estate construction loan, with a principal balance of $12.6 million and secured by real estate located in west central Florida, was impaired during the second quarter of 2008.  The loan was charged down to the fair value of the underlying collateral securing the loan of $6.5 million, less estimated costs to sell of $0.3 million (net value of $6.2 million) in the second quarter and placed on nonaccrual status effective June 30, 2008.  As a result of this loan impairment, Peoples recorded an additional provision for loan losses of $4.5 million ($2.9 million or $0.28 per diluted share after-tax) in the second quarter of 2008.

o
On January 12, 2007, Peoples announced the authorization to repurchase up to 425,000 of Peoples’ outstanding common shares in 2007 from time to time in open market transactions (the “2007 Stock Repurchase Program”).  On November 9, 2007, Peoples announced the authorization to repurchase up to 500,000 common shares upon the completion of the 2007 Stock Repurchase Program and continuing in 2008 until expiration on December 31, 2008.  Peoples completed the 2007 Stock Repurchase Program on November 23, 2007.  Through October 29, 2008, Peoples had repurchased a total of 52,200 common shares, at an average price of $23.58, under the stock repurchase plan announced November 9, 2007, of which 13,600 common shares were repurchased during the first quarter of 2008, at an average price of $21.59.  No common shares were repurchased during the third quarter of 2008.  All of the common shares repurchased are held as treasury shares and available for future issuances of common shares in connection with equity awards granted from Peoples’ equity plans and other general corporate purposes.

The impact of these transactions, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis.

Recent Regulatory Developments
The following is a summary of recently enacted laws and regulations that could materially impact Peoples’ results of operations or financial condition.  This discussion is qualified in its entirety by reference to such laws and regulations and should be read in conjunction with “Supervision and Regulation” discussion contained in ITEM 1: BUSINESS of Peoples’ 2007 Form 10-K.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”) enacted by the U.S. Congress in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions.  Pursuant to the EESA, the U.S. Department of Treasury (“U.S. Treasury”) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The EESA also included a provision to increase the amount of deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) to $250,000.

On October 14, 2008, the U.S Treasury announced the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  This program would make $250 billion of capital available to U.S. financial institutions from the $700 billion authorized by the EESA in the form of preferred stock investments by the U.S. Treasury under the following general terms:

o	the preferred stock issued to the U.S. Treasury (“Treasury Preferred Stock”) would pay 5% dividends for the first five years, and then 9% dividends thereafter;
o
in connection with the purchase of preferred stock, the U.S. Treasury will receive warrants entitling the U.S. Treasury to buy the participating institution’s common stock with a market price equal to 15% of the Treasury Preferred Stock;

o	the Treasury Preferred Stock may not be redeemed for a period of three years, except with proceeds from high-quality private capital;
o
the consent of the U.S. Treasury will be required to increase common dividends per share or any share repurchases, with limited exceptions, during the first three years, unless the Treasury Preferred Stock has been redeemed or transferred to third parties; and

o
participating companies must adopt the U.S Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity issued under the TARP Capital Purchase Program.

Also on October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program – that provides unlimited deposit insurance on funds in non-interest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000, as well as a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a charge of 10 basis points per annum for the additional insured deposits and a charge of 75 basis points per annum for guaranteed senior unsecured debt.

Since both the TARP Capital Purchase Program and the Temporary Liquidity Guarantee Program were just recently announced, management’s evaluation of both programs and their potential impact on Peoples’ future financial condition and results of operations remains ongoing.  While no definitive decisions have been made yet with respect to the TARP Capital Purchase Program, management expects Peoples Bank to participate in the unlimited deposit insurance beyond the initial 30-day period and opt out of the coverage for senior unsecured debt since Peoples currently has no unsecured debt.

Executive Summary
For the three months ended September 30, 2008, net income totaled $3.0 million, or $0.28 per diluted share, compared to $5.1 million or $0.49 per diluted share for the third quarter of 2007.  On a year-to-date basis, net income totaled $10.6 million and diluted earnings per share were $1.02, versus $16.1 million and $1.52, respectively, for the same periods in 2007.  The lower third quarter earnings were largely the result of a higher loan loss provision, which more than offset the benefits generated from improved net interest margin, diversified revenue growth, controlled expense growth and a lower effective tax rate.

Peoples recorded a $6.0 million provision for loan losses for the third quarter of 2008, compared to $6.8 million last quarter and $1.0 million for the third quarter of 2007.  On a year-to-date basis, the provision for loan losses totaled $14.2 million versus $2.4 million a year ago.  The increased provisions in 2008 reflect the impact of the struggling economy and weakened commercial real estate market on Peoples’ overall loan quality.

Net interest income totaled $14.6 million for the third quarter of 2008, up 11% from a year ago, while net interest margin expanded 24 basis points to 3.50%.  On a year-to-date basis, net interest income grew 9% and net interest margin was 3.54% versus 3.29%.  These improvements were primarily attributable to funding costs declining more than asset yields, due to lower short-term market rates and wider credit spreads.  A reduction in the amount of high-cost wholesale funding as the result of retail deposit growth was also a significant contributing factor.  On a linked quarter basis, net interest income decreased 2% and net interest margin compressed 11 basis points, due to the combination of an increased level of nonaccrual loans during the third quarter and higher loan prepayment fees earned during the second quarter.

Third quarter non-interest income, which excludes gains and losses on securities and asset disposals, increased 6% over the prior year to $8.2 million.  The largest gains occurred in insurance revenues, deposit account service charges, and electronic banking (“e-banking”) income, while mortgage banking income declined. Compared to the second quarter of 2008, total non-interest income increased 3% in the third quarter of 2008, as higher deposit account service charges and insurance income were partially offset by lower trust and investment income.  Through nine months of 2008, total non-interest income was $24.3 million compared to $23.7 million through nine months of 2007, with the increase primarily attributable to debit card revenues and trust and investment income.

Non-interest expense totaled $13.2 million for the third quarter of 2008, up 5% from a year ago, and totaled $40.0 million through nine months of 2008 versus $39.1 million for the nine months ended September 30, 2007.  These increases were primarily attributable to higher salary and benefit costs and increased net occupancy and equipment expense.  On a linked quarter basis, non-interest expense growth was contained, as modest increases in salary and benefit costs, e-banking expense and professional fees were partially offset by reduced marketing expenditures and lower depreciation expense from assets becoming fully depreciated.

At September 30, 2008, total assets were $1.92 billion, up $13.5 million compared to June 30, 2008 and up $34.8 million since year-end 2007.  Gross portfolio loan balances grew $8.8 million in the third quarter of 2008, to $1.11 billion at September 30, 2008, due mostly to advances on existing commercial construction loans.  Since year-end 2007, total portfolio loan balances were down $7.3 million at quarter-end, due to commercial loan payoffs offsetting new production and the impact of charge-offs in 2008.  Total investment securities increased to $613.0 million at September 30, 2008, versus $599.9 million at June 30, 2008, and $565.5 million at year-end 2007, attributable to purchases intended to offset the impact of the loan payoffs.

Total liabilities were $1.72 billion at September 30, 2008, up $40.6 million compared to December 31, 2007.  Total deposit balances increased $64.5 million since year-end 2007, to $1.25 billion at September 30, 2008.  Retail balances have increased $114.1 million, or 10%, during 2008, due mostly to higher interest-bearing retail balances from Peoples attracting approximately $70 million of funds from customers outside its primary market area.  This growth also enabled Peoples to reduce higher rate brokered certificates of deposit balances by $49.6 million.  The retail deposit growth also contributed to the $20.5 million reduction in borrowed funds since year-end 2007.  Both the growth in retail interest-bearing deposits and reduction in borrowed funds were tempered by a single commercial customer transferring approximately $14 million of money market deposits to an overnight repurchase agreement during the third quarter.

Total stockholders’ equity has decreased $5.7 million through nine months of 2008, to $197.1 million at September 30, 2008, as the $3.5 million increase in retained earnings was more than offset by the $10.1 million reduction in accumulated comprehensive income due to the change in fair value of the available-for-sale investment portfolio.  Despite this decrease and higher loan losses in 2008, Peoples’ regulatory capital ratios have improved and remain significantly above amounts needed to be considered well-capitalized by banking regulations.  At September 30, 2008, Peoples’ Tier 1 and Total Risk-Based capital ratios were 12.35% and 13.68%, versus 11.91% and 13.23%, respectively, year-end 2007.  These stronger capital positions have allowed Peoples to increase dividends declared to shareholders.

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

The following table details Peoples’ average balance sheet for the periods presented:

	For the Three Months Ended
	September 30, 2008			June 30, 2008			September 30, 2007
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Short-Term Investments:
Deposits with other banks	$ 2,218	$ 10	1.87%	$ 2,461	$ 13	2.21%	$ 1,970	$ 23	4.71%
Federal funds sold	422	2	1.89%	930	4	2.08%	2,065	27	5.09%
Total short-term investments	2,640	12	1.87%	3,391	17	2.17%	4,035	50	4.91%
Investment Securities (1):
Taxable	558,022	7,361	5.28%	529,924	6,884	5.21%	505,860	6,507	5.15%
Nontaxable (2)	62,453	1,020	6.53%	68,187	1,107	6.49%	65,772	1,083	6.59%
Total investment securities	620,475	8,381	5.40%	598,111	7,991	5.35%	571,632	7,590	5.31%
Loans (3):
Commercial	740,050	11,594	6.23%	747,596	12,423	6.67%	733,240	14,069	7.61%
Real estate (4)	282,605	4,717	6.53%	282,804	4,848	6.88%	291,199	5,240	7.20%
Consumer	86,823	1,741	7.98%	84,074	1,683	8.03%	81,153	1,699	8.31%
Total loans	1,109,478	18,052	6.45%	1,114,474	18,954	6.81%	1,105,592	21,008	7.55%
Less: Allowance for loan loss	(16,554)			(16,243)			(14,662)
Net loans	1,092,924	18,052	6.54%	1,098,231	18,954	6.92%	1,090,930	21,008	7.66%
Total earning assets	1,716,039	26,445	6.15%	1,699,733	26,962	6.36%	1,666,597	28,648	6.84%
Intangible assets	67,006			67,395			68,754
Other assets	130,991			127,190			129,015
Total assets	$ 1,914,036			$ 1,894,318			$ 1,864,366
Deposits:
Savings	$ 117,590	$ 155	0.52%	$ 115,625	$ 140	0.49%	$ 113,740	$ 190	0.66%
Interest-bearing transaction	202,402	900	1.77%	203,411	890	1.76%	181,352	1,048	2.29%
Money market	176,510	852	1.92%	165,592	816	1.98%	149,753	1,463	3.88%
Brokered time	23,716	291	4.88%	39,767	509	5.15%	64,518	827	5.09%
Retail time	560,463	5,260	3.73%	549,642	5,426	3.97%	519,063	5,919	4.52%
Total interest-bearing deposits	1,080,681	7,458	2.75%	1,074,037	7,781	2.91%	1,028,426	9,447	3.64%
Borrowed Funds:
Short-term:
FHLB advances	98,292	531	2.12%	116,312	621	2.11%	193,493	2,529	5.11%
Retail repurchase agreements	35,219	158	1.76%	32,542	157	1.94%	32,441	355	4.35%
Wholesale repurchase agreements	-	-	0.00%	-	-	0.00%	6,652	91	5.35%
Total short-term borrowings	133,511	689	2.02%	148,854	778	2.07%	232,586	2,975	5.03%
Long-term:
FHLB advances	124,006	1,231	3.95%	104,000	1,111	4.30%	69,341	811	4.64%
Wholesale repurchase agreements	151,413	1,588	4.10%	144,272	1,513	4.15%	125,652	1,360	4.29%
Other borrowings	22,482	495	8.62%	22,474	491	8.65%	22,447	496	8.64%
Total long-term borrowings	297,901	3,314	4.38%	270,746	3,115	4.58%	217,440	2,667	4.89%
Total borrowed funds	431,412	4,003	3.65%	419,600	3,893	3.69%	450,026	5,642	4.92%
Total interest-bearing liabilities	1,512,093	11,461	3.01%	1,493,637	11,674	3.13%	1,478,452	15,089	4.03%
Non-interest-bearing deposits	186,412			180,399			172,164
Other liabilities	13,729			14,214			16,125
Total liabilities	1,712,234			1,688,250			1,666,741
Total stockholders’ equity	201,802			206,068			197,625
Total liabilities and
stockholders’ equity	$ 1,914,036			$ 1,894,318			$ 1,864,366
Interest rate spread		$ 14,984	3.14%		$ 15,288	3.23%		$ 13,559	2.81%
Interest income/earning assets			6.15%			6.36%			6.84%
Interest expense/earning assets			2.65%			2.75%			3.58%
Net interest margin			3.50%			3.61%			3.26%

	For the Nine Months Ended
	September 30, 2008			September 30, 2007
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Short-Term Investments:
Deposits with other banks	$ 2,685	$ 49	2.49%	$ 2,557	$ 91	4.76%
Federal funds sold	661	12	2.40%	1,251	48	5.13%
Total short-term investments	3,346	61	2.47%	3,808	139	4.89%
Investment Securities (1):
Taxable	533,525	20,930	5.23%	499,853	18,893	5.04%
Nontaxable (2)	66,624	3,253	6.42%	57,372	2,796	6.50%
Total investment securities	600,149	24,183	5.37%	557,225	21,689	5.19%
Loans (3):
Commercial	744,847	37,214	6.67%	749,377	43,278	7.72%
Real estate (4)	283,117	14,570	6.76%	294,541	15,801	7.15%
Consumer	84,351	5,101	8.08%	77,883	4,838	8.31%
Total loans	1,112,315	56,885	6.80%	1,121,801	63,917	7.61%
Less: Allowance for loan loss	(16,346)			(14,683)
Net loans	1,095,969	56,885	6.93%	1,107,118	63,917	7.71%
Total earning assets	1,699,464	81,129	6.37%	1,668,151	85,745	6.86%
Intangible assets	67,409			68,496
Other assets	128,170			128,645
Total assets	$ 1,895,043			$ 1,865,292
Deposits:
Savings	$ 113,927	$ 416	0.49%	$ 115,006	$ 544	0.63%
Interest-bearing transaction	201,275	2,772	1.84%	178,002	2,804	2.11%
Money market	164,811	2,727	2.21%	146,211	4,282	3.92%
Brokered time	38,883	1,496	5.14%	67,536	2,591	5.13%
Retail time	544,736	16,293	4.00%	526,726	17,700	4.49%
Total interest-bearing deposits	1,063,632	23,704	2.98%	1,033,481	27,921	3.61%
Borrowed Funds:
Short-term:
FHLB advances	122,686	2,416	2.59%	194,371	7,659	5.20%
Retail repurchase agreements	34,222	590	2.27%	34,236	1,146	4.48%
Wholesale repurchase agreements	-	-	0.00%	5,557	226	5.38%
Total short-term borrowings	156,908	3,006	2.52%	234,164	9,031	5.05%
Long-term:
FHLB advances	108,717	3,403	4.18%	68,748	2,333	4.54%
Wholesale repurchase agreements	144,307	4,554	4.15%	117,491	3,713	4.22%
Other borrowings	22,474	1,481	8.66%	25,283	1,677	8.75%
Total long-term borrowings	275,498	9,438	4.53%	211,522	7,723	4.87%
Total borrowed funds	432,406	12,444	3.80%	445,686	16,754	4.97%
Total interest-bearing liabilities	1,496,038	36,148	3.22%	1,479,167	44,675	4.02%
Non-interest-bearing deposits	179,959			172,288
Other liabilities	14,269			15,921
Total liabilities	1,690,266			1,667,376
Total stockholders’ equity	204,777			197,916
Total liabilities and
stockholders’ equity	$ 1,895,043			$ 1,865,292
Interest rate spread		$ 44,981	3.15%		$ 41,070	2.84%
Interest income/earning assets			6.37%			6.86%
Interest expense/earning assets			2.83%			3.57%
Net interest margin			3.54%			3.29%

(1)	Average balances are based on carrying value.
(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% Federal statutory tax rate.
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

Net interest margin, which is calculated by dividing fully tax-equivalent (“FTE”) net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of  earning assets and interest-bearing liabilities.  FTE net interest income is calculated by increasing interest income to convert tax-exempt income earned on obligations of states and political subdivisions to the pre-tax equivalent of taxable income using a 35% federal statutory tax rate.  The following table details the calculation of FTE net interest income:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2008	2008	2007	2008	2007
Net interest income, as reported	$ 14,602	$ 14,874	$ 13,152	$ 43,762	$ 40,006
Taxable equivalent adjustments	382	414	407	1,219	1,064
Fully tax-equivalent net interest income	$ 14,984	$ 15,288	$ 13,559	$ 44,981	$ 41,070

The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended						Nine Months Ended
	September 30, 2008 Compared to						September 30, 2008 Compared
(Dollars in thousands)	June 30, 2008 (1)			September 30, 2007 (1)			to September 30, 2007 (1)
Increase (decrease) in:	Rate	Volume	Total	Rate	Volume	Total	Rate	Volume	Total
INTEREST INCOME:
Short-term investments	$ (2)	$ (3)	$ (5)	$ (41)	$ 3	$ (38)	$ (68)	$ (10)	$ (78)
Investment Securities: (2)
Taxable	(376)	853	477	16	838	854	498	1,539	2,037
Nontaxable	45	(132)	(87)	(10)	(53)	(63)	(53)	510	457
Total investment income	(331)	721	390	6	785	791	445	2,049	2,494
Loans:
Commercial	(719)	(110)	(829)	(3,340)	865	(2,475)	(5,806)	(258)	(6,064)
Real estate	(129)	(2)	(131)	(397)	(126)	(523)	(719)	(512)	(1,231)
Consumer	(61)	119	58	(326)	368	42	(203)	466	263
Total loan income	(909)	7	(902)	(4,063)	1,107	(2,956)	(6,728)	(304)	(7,032)
Total interest income	(1,242)	725	(517)	(4,098)	1,895	(2,203)	(6,351)	1,735	(4,616)
INTEREST EXPENSE:
Deposits:
Savings deposits	12	3	15	(74)	39	(35)	(123)	(5)	(128)
Interest-bearing transaction	24	(14)	10	(736)	588	(148)	(502)	470	(32)
Money market	(125)	161	36	(1,985)	1,374	(611)	(2,333)	778	(1,555)
Brokered time	(25)	(193)	(218)	(33)	(503)	(536)	8	(1,103)	(1,095)
Retail time	(773)	607	(166)	(3,022)	2,363	(659)	(2,303)	896	(1,407)
Total deposit cost	(887)	564	(323)	(5,850)	3,861	(1,989)	(5,253)	1,036	(4,217)
Borrowed funds:
Short-term borrowings	(35)	(54)	(89)	(1,515)	(771)	(2,286)	(3,691)	(2,334)	(6,025)
Long-term borrowings	(575)	774	199	(1,094)	1,741	647	(420)	2,135	1,715
Total borrowed funds cost	(610)	720	110	(2,609)	970	(1,639)	(4,111)	(199)	(4,310)
Total interest expense	(1,497)	1,284	(213)	(8,459)	4,831	(3,628)	(9,364)	837	(8,527)
Net interest income	$ 255	$ (559)	$ (304)	$4,361	$(2,936)	$1,425	$ 3,013	$ 898	$ 3,911

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the dollar amounts of the change in each.
(2)	Presented on a fully tax-equivalent basis.

Since August 2007, the Federal Reserve has reduced the target Federal Funds rate 375 basis points and the Discount Rate 450 basis points.  These actions have caused a corresponding downward shift in short-term interest rates, while longer-term rates have not decreased to the same extent.  This steepening of the yield curve has provided Peoples with opportunities to improve net interest income and margin by taking advantage of lower-cost funding available in the market place and reducing certain deposit costs.  While the reduction in short-term rates has caused asset yields to fall, credit spreads have widened, limiting the downward repricing of many loans and tempering the overall decline.

Typically, Peoples’ recorded net interest income and margin are impacted by loan prepayment fees, interest reductions for loans placed on nonaccrual status and interest collected on nonaccrual loans.  The net impact of these items resulted in a $241,000 reduction in income, or five basis points of margin, in the third quarter of 2008, compared to $5,000 of additional income in the third quarter of 2007 and $226,000 of additional income, or five basis points, in the second quarter of 2008.

In the third quarter of 2008, average loan balances decreased from the prior quarter, due to loan payoffs exceeding new originations and the impact of second quarter charge-offs.  These factors also accounted for the lower average balance through nine months of 2008 versus the same period in 2007.  In response to the lower loan volumes, Peoples increased its holdings of investment securities, producing a higher average balance during 2008.  The yields on the recently purchased securities were lower than those of the paid off loans they replaced, which contributed to the lower yield on earning assets.

A key component of management’s interest rate risk strategy has been to grow retail deposit balances to reduce the amount of, and reliance on, wholesale funding sources that typically carry higher market rates of interest.  In addition, management has been adjusting the mix of wholesale funding by repaying higher-costing funds using other lower-cost borrowings.  These efforts, coupled with lower short-term interest rates, produced a lower overall cost of funds over the first nine months of 2008.  In the second half of 2007, management initiated a strategy designed to reduce the impact of repricing of large blocks of funding by systematically borrowing funds in a given maturity range over a period of time thus creating a stream of smaller future maturities.  This strategy accounts for much of the increase in average long-term borrowings compared to prior periods.

Peoples’ net interest income and margin stabilized in the third quarter of 2008 after expanding during the first half of 2008.  However, current interest rate conditions may continue to challenge future net interest income and margin, due to the downward repricing of loans and investments and limited opportunities to reduce rates on funding sources.  Therefore, management believes net interest margin may compress slightly in the fourth quarter of 2008, with earning assets remaining comparable to third quarter levels.  In addition, management has shifted Peoples’ balance sheet to a generally neutral interest rate risk position in the one-year time horizon, which could mitigate the impact of future changes in market interest rates on net interest income.

Detailed information regarding changes in the Consolidated Balance Sheets can be found under appropriate captions of the “FINANCIAL CONDITION” section of this discussion.  Additional information regarding Peoples’ interest rate risk and the potential impact of interest rate changes on Peoples’ results of operations and financial condition can be found later in this discussion under the caption “Interest Rate Sensitivity and Liquidity”.

Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2008	2008	2007	2008	2007
Provision for checking account overdrafts	$ 421	$ 160	$ 227	$ 618	$ 386
Provision for other loan losses	5,575	6,605	740	13,580	2,051
Total provision for loan losses	$ 5,996	$ 6,765	$ 967	$ 14,198	$ 2,437

As a percentage of average gross loans	0.54%	0.61%	0.09%	1.28%	0.22%

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

During the third quarter of 2008, management downgraded the loan quality ratings of certain commercial real estate loans as part of its normal loan review process.  These downgrades were caused by deterioration in the borrowers’ financial condition from the weakened real estate market and economy as a whole and were the major drivers of the increased third quarter provision compared to a year ago.  A significant contributing factor to the higher provision for loan losses through nine months of 2008 was a large commercial real estate construction loan becoming impaired during the second quarter.

Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Non-Interest Income
Deposit account service charges comprised the largest portion of Peoples’ third quarter non-interest revenue.  The following table details Peoples’ deposit account service charges:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	December 31,
(Dollars in thousands)	2008	2008	2007	2008	2007
Overdraft fees	$ 2,070	$ 1,704	$ 1,796	$ 5,278	$ 5,027
Non-sufficient funds fees	454	436	538	1,292	1,468
Other fees and charges	237	235	228	861	880
Total deposit account service charges	$ 2,761	$ 2,375	$ 2,562	$ 7,431	$ 7,375

The increase in overdraft fees during the third quarter of 2008 was largely the result of higher checking account overdraft activity.  The amount of deposit account service charges, particularly overdraft and non-sufficient funds fees, is largely dependent on the timing and volume of customer activity.  As a result, the amount ultimately recognized by Peoples can fluctuate each quarter.

Insurance income also comprised a significant portion of Peoples’ third quarter non-interest income.  The following table details Peoples’ insurance income:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	December 31,
(Dollars in thousands)	2008	2008	2007	2008	2007
Property and casualty insurance	$ 2,134	$ 1,995	$ 2,003	$ 6,045	$ 6,167
Life and health insurance	174	163	147	482	455
Credit life and accident and health insurance	51	51	41	135	122
Performance based commissions	11	16	8	862	815
Other fees and charges	69	70	31	177	98
Total insurance income	$ 2,439	$ 2,295	$ 2,230	$ 7,701	$ 7,657

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

The following tables detail Peoples’ trust and investment revenues and related assets under management:
	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2008	2008	2007	2008	2007
Fiduciary	$ 971	$ 1,162	$ 1,013	$ 3,120	$ 2,980
Brokerage	295	241	199	795	660
Total trust and investment income	$ 1,266	$ 1,403	$ 1,212	$ 3,915	$ 3,640

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2008	2008	2007	2007
Trust assets under management	$ 734,483	$ 770,714	$ 797,443	$ 805,931
Brokerage assets under management	$ 207,284	$ 216,930	$ 223,950	$ 218,573
Total managed assets	$ 941,767	$ 987,644	$ 1,021,393	$ 1,024,504

Both fiduciary and brokerage revenues are based in part on the value of assets under management.  Over the last several quarters, Peoples has been successful in attracting new clients, which has increased assets under management over the past twelve months and generated additional revenues in 2008.  However, the downturn in the financial markets has tempered the overall growth in assets and caused the decline in asset value since year-end 2007.

In 2008, Peoples’ e-banking revenues have experienced double-digit year-over-year growth as the result of sustained increases in debit card activity.  At September 30, 2008, Peoples had 40,858 deposit accounts with debit cards, or 58% of all eligible deposit accounts, compared to 38,900 accounts and a 55% penetration rate a year ago.  Peoples’ customers used debit cards to complete $201.6 million of transactions for the nine months ended September 30, 2008, up 20% from $168.3 million a year ago.

During the third quarter of 2008, Peoples experienced decreased mortgage banking activity, due largely to conditions in the real estate market and economy as a whole.  As a result, mortgage banking income was down compared to both the second quarter of 2008 and third quarter of 2007.

Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for over 50% of the total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2008	2008	2007	2008	2007
Salaries and wages	$ 4,642	$ 4,453	$ 4,213	$ 13,598	$ 13,016
Sales-based and incentive compensation	804	823	955	2,850	3,087
Employee benefits	1,044	1,024	838	3,065	2,743
Stock-based compensation	80	107	78	439	317
Payroll taxes and other employment-related costs	465	499	519	1,549	1,607
Total salaries and employee benefit costs	$ 7,035	$ 6,906	$ 6,603	$ 21,501	$ 20,770
Full-time equivalent employees:
Actual at end of period	545	554	551	545	551
Average during the period	550	556	554	554	552

Normal annual merit increases have resulted in higher base salaries and wages during 2008.  Compared to the second quarter of 2008, the amount of deferred salaries attributed to loan origination costs has decreased, due to a lower volume of loan originations, and accounted for most of the third quarter increase in salaries and wages.  Sales-based and incentive compensation for the three and nine months ended 2008 were down compared to the prior year periods due to lower incentive plan expense tied to Peoples’ full year 2008 results of operation.  Peoples’ employee benefit costs have increased in 2008 due to the steady increase in employee medical benefit costs, which has been partially offset by a decrease in pension expense on a year-to-date basis.

The higher stock-based compensation expense through nine months of 2008 versus the same period in 2007 reflects the impact of annual equity-based incentive awards made in February 2008 to employees and directors.  Compensation expense is generally recognized over the vesting period.  However, Peoples must immediately recognize the entire expense for awards to employees who are eligible for retirement at the grant date, which resulted in $127,000 of additional expense being recorded in the first quarter 2008.  Stock-based compensation expense for the fourth quarter of 2008 should be comparable to the third quarter expense based on the current equity awards outstanding.

Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2008	2008	2007	2008	2007
Depreciation	$ 478	$ 550	$ 435	$ 1,553	$ 1,529
Repairs and maintenance costs	359	360	327	1,091	1,037
Net rent expense	162	157	181	494	491
Property taxes, utilities and other costs	345	332	290	1,031	860
Total net occupancy and equipment expense	$ 1,344	$ 1,399	$ 1,233	$ 4,169	$ 3,917

While net occupancy and equipment costs for the three and nine months ended September 30, 2008, were up compared to the same periods a year ago, management continues to monitor capital expenditures and explore opportunities to enhance Peoples’ operating efficiency.  Still, Peoples will continue to make investments designed to improve customer service and/or produce long-term benefits, which may impact future expense levels.

Professional fees expense increased 13% in the third quarter of 2008, versus the prior year third quarter and 16% on a linked quarter basis.  These increases were due mostly to the timing of third-party professional and consulting expenses, while the utilization of external legal services was higher compared to the second quarter of 2008.  On a year-to-date basis, professional fees decreased 7% from a year ago, reflecting a general decline in the use of external legal services.

Through nine months of 2008, e-banking expense, which is comprised of bankcard and internet-based banking costs, has increased as a result of customers completing a larger percentage of their transactions using their debit cards and Peoples’ internet banking service.  These factors have also produced a greater increase in the corresponding e-banking revenues over the same periods.  Overall, management feels the e-banking expense levels are reasonable considering Peoples’ e-banking services have generated higher net revenues and have helped to improve overall relationship profitability, due to the lower transaction costs incurred by Peoples.

Peoples’ marketing expense, which includes the cost of advertising, public relations and charitable contributions, decreased 22% in the third quarter of 2008 compared to a year ago, while on a year-to-date basis was down 6%.  These reductions primarily reflect the costs incurred in 2007 related to Peoples’ deposit direct mail marketing and gift campaign, which ended in the fourth quarter of 2007.  On a linked quarter basis, marketing expense dropped 26% due to a general reduction in marketing expenditures.

Income Tax Expense
For the nine months ended September 30, 2008, Peoples’ effective tax rate was 23.1%, which represents management’s current estimate for the full year 2008 and a decrease from 26.0% in the first half of 2008 and 25.8% through nine months of 2007.  The lower projected effective tax rate is due mainly to a greater estimated utilization of tax credits.  In addition, income from tax-exempt sources is expected to comprise a larger portion of Peoples’ 2008 pre-tax income, which further decreased the projected effective tax rate.

FINANCIAL CONDITION

Investment Securities
The following table details Peoples’ available-for-sale investment portfolio, at fair value:

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2008	2008	2007	2007
Obligations of U.S. Treasury and government agencies	$ 183	$ 191	$ 197	$ 207
Obligations of U.S. government-sponsored enterprises	12,995	32,869	84,457	121,777
Obligations of states and political subdivisions	59,511	65,389	69,247	70,311
Mortgage-backed securities	463,716	423,356	358,683	343,808
Corporate obligiations and other securities	52,612	54,402	29,647	31,402
Total available-for sale investment securities	$ 589,017	$ 576,207	$ 542,231	$ 567,505
Total amortized cost	$ 598,355	$ 577,436	$ 535,979	$ 567,800
Net unrealized (loss) gain	$ (9,338)	$ (1,229)	$ 6,252	$ (295)

Throughout 2008, management has grown the investment portfolio to lessen the impact of loan payoffs on interest income levels and took action to reduce credit and interest rate exposures in Peoples’ investment portfolio.  In addition, management has reinvested some of the principal runoff from the portfolio into mortgage-backed securities.  These actions account for much of the change in the investment portfolio composition compared to September 30, 2007.  Peoples will continue to manage its investment portfolio and may adjust the size or composition based on, among other factors, changes in the loan portfolio, liquidity needs and interest rate conditions.

Peoples’ investment in obligations of U.S. government-sponsored enterprises has included preferred stock issued by Fannie Mae and Freddie Mac.  During 2008, Peoples systematically sold its entire holding of these preferred stocks due to the uncertainty surrounding these entities.  In July 2008, Peoples sold its remaining Fannie Mae preferred stock, which completely eliminated its equity holdings in Fannie Mae and Freddie Mac.

Peoples’ corporate obligations and other securities historically have consisted of various individual bank-issued trust preferred securities, four separate collateralized debt obligation investment securities and common stocks issued by unrelated bank holding companies.  During 2008, Peoples purchased four separate asset-backed securities collateralized by US Government-backed student loan pools, which had a total fair value of $20.4 million and $20.6 million at September and June 30, 2008, respectively..

Since year-end 2007, the fair value of the available-for-sale investment portfolio has decreased as the result of conditions in the financial markets.  Management performed its quarterly evaluation of all investment securities with an unrealized loss at September 30, 2008, and concluded no material individual securities were other-than-temporarily impaired.

Other investment securities shown on the Consolidated Balance Sheet consist solely of shares of the Federal Home Loan Bank (“FHLB”) of Cincinnati and Federal Reserve Bank of Cleveland.  These restricted equity securities do not have readily determinable fair values and are carried at cost since Peoples does not exercise significant influence.  The following table details Peoples’ other investment securities:

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2008	2008	2007	2007
FHLB of Cincinnati stock	$ 19,584	$ 19,323	$ 18,820	$ 18,820
Federal Reserve Bank of Cleveland stock	4,412	4,412	4,412	4,412
Total other investment securities	$ 23,996	$ 23,735	$ 23,232	$ 23,232

Loans
The following table details total outstanding loans:

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2008	2008	2007	2007
Loan balances:
Commercial, mortgage	$ 490,978	$ 499,043	$ 513,847	$ 481,341
Commercial, other	181,783	186,346	171,937	174,753
Real estate, mortgage	234,823	234,870	237,641	240,599
Real estate, construction	70,899	53,170	71,794	83,714
Home equity lines of credit	46,909	44,595	42,706	43,506
Consumer	85,983	83,605	80,544	80,661
Deposit account overdrafts	2,235	3,223	2,472	2,047
Total loans	$1,113,610	$1,104,852	$1,120,941	$ 1,106,621
Percent of loans to total loans:
Commercial, mortgage	44.1%	45.2%	45.8%	43.5%
Commercial, other	16.3%	16.9%	15.3%	15.8%
Real estate, mortgage	21.1%	21.3%	21.2%	21.7%
Real estate, construction	6.4%	4.8%	6.4%	7.6%
Home equity lines of credit	4.2%	4.0%	3.8%	3.9%
Consumer	7.7%	7.5%	7.3%	7.3%
Deposit account overdrafts	0.2%	0.3%	0.2%	0.2%
Total percentage	100.0%	100.0%	100.0%	100.0%

Overall, loan production remained steady in 2008, despite the slight reduction in total loan balances since year-end 2007, caused by commercial real estate loan payoffs offsetting new production and charge-offs in 2008.   During the third quarter of 2008, total loan balances grew due largely to advances on existing commercial construction loans, which also accounted for the $17.7 million increase in real estate construction loan balances since June 30, 2008.

Peoples also experienced consumer loan growth during the third quarter of 2008, due mainly to the efforts in its indirect lending area.  Peoples’ indirect lending activity involves the origination of consumer loans primarily through automobile dealers and comprises a significant portion of its total consumer loans.  Management remains committed to originating quality consumer loans based on sound underwriting practices and appropriate loan pricing discipline, which could limit opportunities for future growth.

Residential real estate loan balances continue to be impacted by customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with the servicing rights retained.  Peoples’ serviced real estate loan portfolio totaled $180.4 million at September 30, 2008, down slightly from $182.3 million at June 30, 2008, but up versus $176.7 million at December 31, 2007.

Loan Concentration
Peoples’ loans consist of credits to borrowers spread over a broad range of industrial classifications, with no concentration of loans to borrowers engaged in the same or similar industries that exceeds 10% of total loans.  Peoples currently has no loans to non-U.S. entities that exceed 1% of total assets.

Peoples’ largest industrial concentration of loans consists of credits to borrowers in the lodging and lodging related industry, which comprised 11.5% and 9.8% of total outstanding commercial real estate loans at September 30, 2008 and December 31, 2007, respectively.  Loans to borrowers in the assisted living facilities and nursing homes industry also represent a significant portion of Peoples’ commercial real estate loans, comprising 10.8% and 10.5% at September 30, 2008 and December 31, 2007, respectively.  These credits were subjected to Peoples’ normal commercial underwriting standards, which include an evaluation of the financial strength, market expertise and experience of the borrowers and principals in these business relationships.  Overall, management believes these industrial concentrations do not pose abnormal risk to Peoples when compared to the risk assumed in other types of commercial lending activities.

Peoples’ commercial lending activities continue to focus primarily on lending opportunities inside its primary market areas, with loans outside Peoples’ primary market areas comprising approximately 10% of total outstanding loan balances, at both September 30, 2008 and December 31, 2007.   The majority of loans outside Peoples’ primary market areas are still located in Ohio, West Virginia and Kentucky, although not in or adjacent to counties where Peoples has a physical presence, with total outstanding balances of $75.8 million at September 30, 2008 and $59.9 million at year-end 2007.  In all other states, the aggregate outstanding balance in the state was less than $5 million, except Arizona and Florida, which had outstanding balances of $10.0 million and $8.2 million, respectively, at September 30, 2008.

Allowance for Loan Losses
The following table presents changes in Peoples’ allowance for loan losses:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2008	2008	2007	2008	2007
Allowance for loan losses:
Balance, beginning of period	$ 15,229	$ 15,953	$ 14,692	$ 15,718	$ 14,509
Gross charge-offs:
Commercial	1,646	6,989	487	9,653	2,048
Real estate	195	316	285	689	404
Consumer	247	212	212	692	794
Overdrafts	422	203	267	834	615
Total gross charge-offs	2,510	7,720	1,251	11,868	3,861
Recoveries:
Commercial	218	89	15	463	765
Real estate	55	22	53	95	173
Consumer	87	65	105	292	395
Overdrafts	81	55	60	258	223
Total recoveries	441	231	233	1,108	1,556
Net charge-offs:
Commercial	1,428	6,900	472	9,190	1,283
Real estate	140	294	232	594	231
Consumer	160	147	107	400	399
Overdrafts	341	148	207	576	392
Total net charge-offs	2,069	7,489	1,018	10,760	2,305
Provision for loan losses	5,996	6,765	967	14,198	2,437
Balance, end of period	$ 19,156	$ 15,229	$ 14,641	$ 19,156	$ 14,641
Ratio of net charge-offs to average loans (annualized):
Commercial	0.51%	2.49%	0.17%	1.10%	0.15%
Real estate	0.05%	0.11%	0.08%	0.07%	0.03%
Consumer	0.06%	0.05%	0.04%	0.05%	0.05%
Overdrafts	0.12%	0.05%	0.07%	0.07%	0.04%
Total net charge-offs to average loans	0.74%	2.70%	0.36%	1.29%	0.27%

Third quarter gross charge-offs were up compared to the prior year, reflecting a $1.1 million charge-off of the previously accrued specific reserve on a single impaired commercial real estate loan.  Contributing to the increased gross charge-offs through nine months of 2008 was a $6.4 million charge-down on an impaired $12.6 million commercial construction loan during the second quarter of 2008 and a $1.0 million charge-down on an $8 million commercial real estate loan relationship in the first quarter of 2008.  Overall, gross recoveries have remained at a consistent level in 2008, although down on a year-to-date basis, due to a $609,000 recovery that occurred during the first quarter of 2007 on a group of commercial loans charged-off in 2002.

The allowance for loan losses is allocated among the loan categories based upon management’s quarterly procedural discipline, which includes consideration of changes in loss trends and loan quality.  However, the entire allowance for loan losses is available to absorb loan losses in any loan category.  The following details the allocation of the allowance for loan losses:

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2008	2008	2007	2007
Commercial	$ 16,152	$ 12,415	$ 14,147	$ 13,179
Real estate	1,399	1,339	419	391
Consumer	1,279	1,229	868	782
Overdrafts	326	246	284	289
Total allowance for loan losses	$ 19,156	$ 15,229	$ 15,718	$ 14,641
As a percentage of total loans	1.72%	1.38%	1.40%	1.32%

The significant allocation of the allowance to commercial loans reflects the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio.  In addition, management downgraded the loan quality ratings of certain commercial real estate loans as part of its normal loan review process.  These downgrades were caused by deterioration in the borrowers’ financial condition from the weakened real estate market, and economy as a whole, and resulted in the increased allowance allocated to commercial loans.  The allowance allocated to the real estate and consumer loan categories is based upon Peoples’ allowance methodology for homogeneous pools of loans.  The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and changes in loan balances in these categories.

Despite the negative impact of market conditions, asset quality remains a key focus, as management continues to emphasize loan underwriting quality more than loan growth.  The following table details Peoples’ nonperforming assets:

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2008	2008	2007	2007
Loans 90+ days past due	$ 1,852	$ 290	$ 378	$ 190
Nonaccrual loans	33,896	20,910	8,980	5,979
Total nonperforming loans	35,748	21,200	9,358	6,169
Other real estate owned	260	411	343	343
Total nonperforming assets	$ 36,008	$ 21,611	$ 9,701	$ 6,512
Nonperforming loans as a percent of total loans	3.21%	1.92%	0.83%	0.56%
Nonperforming assets as a percent of total assets	1.88%	1.13%	0.51%	0.34%
Allowance for loan losses as a percent of
nonperforming loans	53.6%	71.8%	168.0%	237.3%

During the third quarter of 2008, Peoples placed three commercial real estate loan relationships, with total balances of $14.4 million, on nonaccrual status.  These loans are secured primarily by first lien positions on real estate in Ohio, with some collateral located in Indiana.  The remaining increase since year-end 2007 was the result of two large, unrelated commercial real estate loans, with balances of $7.0 million and $6.2 million, being placed on nonaccrual status in the first and second quarter of 2008, respectively.  Several of the loans placed on nonaccrual status during 2008 have been charged down to the estimated net realizable fair value of the underlying collateral, resulting in the lower allowance for loan losses to nonperforming loans ratios compared to prior periods.

The following tables summarize loans classified as impaired:

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2008	2008	2007	2007
Impaired loans with an allocated allowance for loan losses	$ 15,933	$ 10,867	$ 8,457	$ 7,452
Impaired loans with no allocated allowance for loan losses	17,850	11,383	4,453	2,970
Total impaired loans	$ 33,783	$ 22,250	$ 12,910	$ 10,422
Allowance for loan losses allocated to impaired loans	$ 1,929	$ 1,591	$ 2,498	$ 1,452

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Average investment in impaired loans	$ 28,016	$ 15,169	$ 22,142	$ 17,288
Interest income recognized on impaired loans	$ 61	$ 125	$ 1,992	$ 463

Peoples has not allocated a portion of the allowance for loan losses to certain impaired loans because those loans either have been written-down previously to the amount expected to be collected or possess characteristics indicative of Peoples’ ability to collect the remaining outstanding principal from the sale of collateral and/or enforcement of guarantees by the principals.

Overall, management believes the allowance for loan losses was adequate at September 30, 2008, based on all information currently available.  Still, there can be no assurance that the allowance for loan losses will be adequate to cover future losses or that the amount of nonperforming loans will remain at current levels, especially considering the current economic uncertainty that exists and the concentration of commercial loans in Peoples’ loan portfolio.

Deposits
The following table details Peoples’ deposit balances:

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2008	2008	2007	2007
Retail certificates of deposit	$ 563,124	$ 557,406	$ 499,684	$ 515,432
Interest-bearing transaction accounts	199,534	202,063	191,359	178,880
Money market deposit accounts	175,120	172,048	153,299	147,848
Savings accounts	118,634	116,485	107,389	112,507
Total retail interest-bearing deposits	1,056,412	1,048,002	951,731	954,667
Brokered certificates of deposits	9,971	39,781	59,589	57,507
Total interest-bearing deposits	1,066,383	1,087,783	1,011,320	1,012,174
Non-interest-bearing deposits	184,474	193,265	175,057	171,319
Total deposit balances	$ 1,250,857	$ 1,281,048	$ 1,186,377	$ 1,183,493

During the third quarter of 2008, total retail deposit balances were essentially unchanged, due mainly to a single commercial customer transferring approximately $14 million of money market deposits to an overnight repurchase agreement late in the quarter. The decline in non-interest-bearing deposits since June 30, 2008, primarily reflects lower commercial balances at September 30, 2008, although consumer balances saw a modest decrease during the third quarter.

Since year-end 2007, Peoples has successfully grown retail certificates of deposit (“CDs”) by attracting approximately $70 million of funds from customers outside its primary market area, primarily school districts, government entities and credit unions located in the Midwest, instead of using higher-cost brokered CDs.  During the same period, money market balances also increased in response to Peoples offering more competitive rates.  Through nine months of 2008, non-interest-bearing consumer and commercial balances grew $6.4 million and $2.2 million, respectively, accounting for the increase in total non-interest-bearing deposits.

While the retail deposit growth has allowed Peoples to reduce brokered CD balances during the first nine months of 2008, management may utilize brokered deposits in the future instead of other wholesale funding sources, especially those sources that require Peoples to pledge assets as collateral, depending on funding needs.

Borrowed Funds
The following details Peoples’ short-term and long-term borrowings:

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2008	2008	2007	2007
Short-term borrowings:
FHLB advances	$ 91,300	$ 102,500	$ 187,500	$ 210,100
National market repurchase agreements	–	–	–	7,000
Retail repurchase agreements	49,161	26,870	35,041	31,947
Total short-term borrowings	$ 140,461	$ 129,370	$ 222,541	$ 249,047

Long-term borrowings:
FHLB advances	$ 133,565	$ 103,885	$ 83,229	$ 75,664
National market repurchase agreements	160,000	150,000	148,750	138,750
Total long-term borrowings	$ 293,565	$ 253,885	$ 231,979	$ 214,414
Subordinated notes held by subsidiary trusts	$ 22,487	$ 22,478	$ 22,460	$ 22,452
Total borrowed funds	$ 456,513	$ 405,733	$ 476,980	$ 485,913

Since December 31, 2007, Peoples has reduced its level of borrowed funds, primarily its short-term FHLB advances, due to retail deposit growth.  The short-term FHLB advances consist of overnight borrowings and fluctuate daily based on liquidity needs.  Retail repurchase agreements were up at September 30, 2008, due primarily to a single commercial customer transferring approximately $14 million of money market deposits to an overnight repurchase agreement late in the third quarter of 2008.  Long-term borrowings have increased since September 30, 2007, in connection with management’s interest rate management strategies.  The level and composition of  borrowed funds may change in future quarters, as management will continue to use a combination of short-term and long-term borrowings to manage the interest rate risk of the balance sheet.

Capital/Stockholders’ Equity
Due to the strong capital position of Peoples and Peoples Bank, Peoples increased dividends declared to shareholders during 2008, despite lower earnings.  In the third quarter of 2008, Peoples declared a cash dividend of $0.23 per share, up 4.5% from the $0.22 per share declared for third quarter of 2007.  Through nine months of 2008, Peoples has declared dividends of $0.68 per share in 2008 versus $0.66 per share declared through the same period of 2007, resulting in a dividend payout ratio of 67.0% of net income in 2008 versus 43.1% a year ago.  Management anticipates Peoples continuing its 42-year history of consistent dividend growth in future periods.  However, Peoples may be prohibited from paying dividends even when sufficient cash is available due to the restrictions and limitations disclosed in Peoples’ 2007 Form 10-K.

At September 30, 2008, Peoples’ tangible capital ratio, defined as tangible equity as a percentage of tangible assets, was 7.03% versus 7.42% at year-end 2007 and 7.20% at September 30, 2007.  In addition, both Peoples and Peoples Bank were well above the minimum standards for a well-capitalized institution under the regulatory capital guidelines.  The following details Peoples and Peoples Bank’s capital amounts:

Peoples:

	To Be Well	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	Capitalized	2008	2008	2007	2007
Tier 1 risk-based capital	6.00%	12.35%	12.10%	11.91%	11.82%
Total risk-based capital ratio (Tier 1 and Tier 2)	10.00%	13.68%	13.33%	13.23%	13.04%
Leverage ratio	5.00%	8.66%	8.72%	8.48%	8.67%
Tier 1 capital		$ 160,558	$ 159,242	$ 154,933	$ 156,209
Total capital (Tier 1 and Tier 2)		$ 177,825	$ 175,397	$ 172,117	$ 172,263
Total risk-weighted assets		$ 1,299,711	$ 1,316,021	$ 1,301,056	$ 1,321,367

Peoples Bank:

	To Be Well	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	Capitalized	2008	2008	2007	2007
Tier 1 risk-based capital	6.00%	11.10%	10.69%	10.25%	10.66%
Total risk-based capital ratio (Tier 1 and Tier 2)	10.00%	12.36%	11.85%	11.47%	11.77%
Leverage ratio	5.00%	7.77%	7.69%	7.30%	7.83%
Tier 1 capital		$ 143,471	$ 139,949	$ 132,637	$ 140,001
Total capital (Tier 1 and Tier 2)		$ 159,658	$ 155,178	$ 148,355	$ 154,642
Total risk-weighted assets		$ 1,292,028	$ 1,309,029	$ 1,293,866	$ 1,313,756

During 2008, Peoples has been less active with treasury stock purchases, as management has focused on maintaining Peoples’ strong capital position, especially considering the uncertainty that currently exists in the financial markets and economy as a whole.  Through nine months of 2008, Peoples has repurchased 13,600 of its common shares, at an average price of $21.59, under its announced stock repurchase program, compared to 379,000 common shares, at an average price of $26.64 through September 30, 2007.

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

Interest Rate Risk
Interest rate risk (“IRR”) is one of the most significant market risks for Peoples, and the entire financial services industry, primarily arising in the normal course of business of offering a wide array of loans and deposits to customers, as well as the diversity of its own investment portfolio and borrowed funds.  IRR is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as fair values of financial assets and liabilities.  Peoples’ exposure to IRR is due primarily to differences in the maturity or repricing of earning assets and interest-bearing liabilities.  In addition, other factors, such as prepayments of loans and investment securities or early withdrawal of deposits, can expose Peoples to IRR and impact interest costs or revenue streams.

Peoples has charged its Asset-Liability Committee (the “ALCO”) with the overall management of IRR.  The ALCO has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level and amount of IRR.  There have been no material changes to these policies or methods used by the ALCO to assess IRR from those disclosed in Peoples’ 2007 Form 10-K.

While the ALCO uses various methods to assess and monitor the level of IRR, the ALCO predominantly relies on simulation modeling in its overall management of IRR since it estimates the impact of potential changes in interest rates on Peoples’ future earnings and projected fair value of equity.  The following table illustrates the estimated impact of an immediate and sustained change in interest rates (dollars in thousands):
Change in	Estimated (Decrease) Increase				Estimated Decrease (Increase)
Interest Rate	in Net Interest Income				in Economic Value of Equity
(in Basis Points)	September 30, 2008		December 31, 2007		September 30, 2008		December 31, 2007
200	$ (2,442)	(4.3)%	$ (5,276)	(9.7)%	$ (7,472)	(2.9)%	$ (19,186)	(7.6)%
100	(808)	(1.4)%	(2,264)	(4.2)%	713	0.3%	(7,830)	(3.1)%
(100)	296	0.5%	1,152	2.1%	3,539	1.4%	(3,691)	(1.5)%
(200)	$ (958)	(1.7)%	$ 1,234	2.3%	$ (14,014)	(5.4)%	$ (15,915)	(6.3)%

This table uses a standard, parallel shock analysis for assessing the IRR to net interest income and the economic value of equity.  A parallel shock means all points on the yield curve (one year, two year, three year, etc.) are directionally shocked the same amount of basis points up or down (100 basis points equal to 1%).  Although a parallel shock table can give insight into the current direction and magnitude of IRR inherent in the balance sheet, interest rates do not always move in a complete parallel manner during interest rate cycles.  These nonparallel movements in interest rates, commonly called yield curve steepening or flattening movements, tend to occur during the beginning and end of an interest rate cycle.  As a result, management conducts more advanced interest rate shock scenarios to gain a better understanding of  Peoples’ exposure to nonparallel rate shifts.

Since year-end 2007, the balance sheet became less liability sensitive due to management’s efforts to move to a more neutral IRR position, given the uncertainty regarding future interest rate changes.  Management selectively increased and extended the maturities of borrowed funds and retail CDs, thereby reducing its level of overnight funding.  Due to these changes in its liability mix, management has reduced net interest income at risk in an “up 100 basis point” rate shock as of September 30, 2008.  In the last nine months, these shifts changed the net interest income at risk in a “down 100 basis point” rate shock from an increase to basically neutral as of September 30, 2008.

While the balance sheet positioning at September 30, 2008, shows a reduction in net interest income for various parallel rate shock scenarios, these shocks do not take into account Peoples positioning along the curve or ALCO's ability to take appropriate actions, when necessary, to further minimize the impact of changes in interest rates on future earnings.  Management believes a further reduction in short-term rates does not guarantee a similar decline in long-term rates, given the current low rates across the yield curve.  As a result, Peoples could experience minimal change in net interest income if a further decline in overnight interest rates was to occur.

Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity.  The ALCO defines liquidity as the ability to meet anticipated and unanticipated operating cash needs, loan demand and deposit withdrawals, without incurring a sustained negative impact on profitability.  The ALCO’s liquidity management policy sets limits on the net liquidity position and the concentration of non-core funding sources, both wholesale funding and brokered deposits.

For the nine months ended September 30, 2008, total cash and cash equivalents decreased $5.6 million since year-end 2007.  Investing activities consumed $68.3 million of net cash, while operating and financing activities provided net cash of $25.3 million and $37.4 million, respectively.  Purchases of new investment securities exceeded the cash flows from maturities, calls and principal payments and accounted for most of the cash used in investing activities.  In comparison, cash and cash equivalents decreased $4.2 million in the first nine months of 2007.  Investing and financing activities consumed net cash of $21.2 and $4.9 million, respectively, while cash provided by operating activities was $21.9 million.

At September 30, 2008, Peoples had available borrowing capacity through its wholesale funding sources and unpledged investment securities totaling approximately $349 million that can be used to satisfy liquidity needs.  Peoples’ liquidity position has increased approximately $29 million since year-end 2007, due largely to a reduction in short-term borrowings as a result of retail deposit growth.  Management believes the current balance of cash and cash equivalents, along with the availability of other funding sources, will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.

Off-Balance Sheet Activities and Contractual Obligations
Peoples routinely engages in activities that involve, to varying degrees, elements of risk that are not reflected in whole or in part in the Consolidated Financial Statements.  These activities are part of Peoples’ normal course of business and include traditional off-balance sheet credit-related financial instruments, interest rate contracts and commitments to make additional capital contributions in low-income housing tax credit investments.  Traditional off-balance sheet credit-related financial instruments continue to represent the most significant off-balance sheet exposure.  The following table details the total contractual amount of loan commitments and standby letters of credit:

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2008	2008	2007	2007
Loan commitments	$ 251,037	$ 253,489	$ 176,835	$ 166,925
Standby letters of credit	47,609	45,526	34,200	42,529

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

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of September 30, 2008.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Chief Financial Officer and Treasurer have concluded that:

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

Changes in Internal Control Over Financial Reporting

There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of Peoples’  common shares during the three months ended September 30, 2008;

	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
July 1 – 31, 2008	1,068	(3)	$ 20.12	(3)	–	447,800
August 1 – 31, 2008	1,404	(3)	$ 19.22	(3)	–	447,800
September 1 – 30, 2008	157	(3)	$ 20.92	(3)	–	447,800
Total	2,629		$ 19.69		–	447,800

(1) Information reflects solely the stock repurchase program originally announced on November 9, 2007, which authorizes the repurchase of up to 500,000 common shares, with an aggregate purchase price of not more than $14 million and expires on December 31, 2008.

(2) Information reflects maximum number of common shares that may be purchased at the end of the period indicated.

(3) Information reflects solely common shares purchased by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust holding assets to provide payment of the benefits under the Peoples Bancorp Inc. Deferred
    Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No response required.

ITEM 5:  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS

The exhibits required to be filed with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 38.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.
Date: October 30, 2008	By:/s/	MARK F. BRADLEY
Mark F. Bradley
President and Chief Executive Officer

Date: October 30, 2008	By:/s/	EDWARD G. SLOANE
Edward G. Sloane
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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