Form 10-K
period 2008-12-31
PEOPLES BANCORP INC
filed 2009-03-04
CIK 318300

For printer-friendly version click here
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)
 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2008
                                                                                        OR
  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____ to ____

Commission file number 0-16772

PEOPLES BANCORP INC.
(Exact name of Registrant as specified in its charter)

Ohio	31-0987416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

138 Putnam Street, PO Box 738, Marietta, Ohio	45750-0738
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(740) 373-3155

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common shares, without par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes     ☐                  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      ☐                 No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes     ☐                  No  ☒

As of June 30, 2008, the aggregate market value of the Registrant’s Common Shares (the only common equity of the Registrant) held by non-affiliates was $182,062,000 based upon the closing price as reported on The NASDAQ Global Select Market.  For this purpose, executive officers and directors of the Registrant are considered affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, at March 2, 2009: 10,439,168 common shares, without par value.

Document Incorporated by Reference:
Portions of Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 23, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

As used in this Annual Report on Form 10-K (“Form 10-K”), “Peoples” refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, Peoples Bancorp Inc.  Unless otherwise indicated, all note references contained in this Form 10-K refer to the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 1. BUSINESS

Corporate Overview
Peoples Bancorp Inc. is a financial holding company organized in 1980.  Peoples operates principally through its wholly-owned subsidiary, Peoples Bank, National Association (“Peoples Bank”).  At December 31, 2008, Peoples’ other wholly-owned subsidiaries included Peoples Investment Company and PEBO Capital Trust I.  Peoples Bank also owned Peoples Insurance Agency, Inc. (“Peoples Insurance”) and PBNA, L.L.C., an asset management company.  Peoples Investment Company also owned Peoples Capital Corporation.

Peoples Bank was first chartered in 1902 as an Ohio banking corporation under the name “The Peoples Banking and Trust Company” in Marietta, Ohio, and was later reorganized as a national banking association under its current name in 2000.  Peoples Insurance was first chartered in 1994 as an Ohio corporation under the name “Northwest Territory Property and Casualty Insurance Agency, Inc.” and awarded insurance agency powers in the State of Ohio in late 1995, becoming the first insurance agency in Ohio to be affiliated with a financial institution.  Peoples Insurance was reorganized under its current name in 2000.

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

Business Overview
Peoples makes available a wide range of financial products and services to its customers through its financial service locations and automated teller machines (“ATMs”) in Ohio, West Virginia and Kentucky, as well as well as telephone and internet-based banking.  These products and services include the following:

o various demand deposit accounts, savings accounts, money market accounts and certificates of deposit
o commercial, consumer and real estate mortgage loans (both commercial and residential)
o debit cards
o credit cards through an affiliated marketing agreement
o corporate and personal trust services
o safe deposit rental facilities
o travelers checks, money orders and cashier’s checks

Peoples also offers a full range of life, health and property and casualty insurance products through Peoples Insurance and provides custom-tailored fiduciary and wealth management services, including asset management, recordkeeping, retirement services and estate management, through Peoples Financial Advisors (a division of Peoples Bank).  Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank’s offices.

Since 1996, Peoples has undertaken a controlled and steady expansion strategy involving a combination of internal and external growth.  This strategy has included the opening of de novo banking and loan production offices, acquisitions of existing banking offices, both individually and as part of entire institutions, and acquisitions of two insurance agencies.  As a result, Peoples has experienced growth in total assets and its capital position, as well as expansion of its customer base and primary market area.  This strategy has also provided opportunities for Peoples to integrate non-traditional products and services, such as insurance and investments, with the traditional banking products being offered to its clients.

Since 2003, Peoples has taken steps to improve operating efficiency by redirecting resources to offices and markets with greater growth potential.  These actions have included the consolidation of existing banking offices with acquired offices that were in close proximity to each other and sale of selected banking offices.  During 2008, Peoples completed the sale of its Grayson, Kentucky banking office and its $13.4 million of deposits and $2.0 million of loans.

For the five-year period ended December 31, 2008, Peoples’ total assets and total stockholders’ equity grew at compound annual growth rates of 2.9% and 1.8%, respectively, while return on average assets and average stockholders’ equity averaged 0.94% and 9.30%, respectively, during this five-year period.  Peoples also has a history of dividend growth, with 2008 marking the 43rd consecutive year of increased dividends and a five-year compound annual growth rate of 7.1%.

Recent Corporate Developments
On November 12, 2008, Peoples received preliminary approval from the United States Department of the Treasury (the “U.S. Treasury”) for a capital investment of $39 million through the voluntary TARP Capital Purchase Program established by the U.S. Treasury under the Emergency Economic Stabilization Act of 2008.  At the time of this preliminary approval, Peoples was not authorized to issue preferred shares under its Amended Articles of Incorporation.  This investment, which represented 3% of Peoples’ total risk-weighted assets, was the maximum that Peoples was allowed to receive under the TARP Capital Purchase Program.

On January 22, 2009, Peoples’ shareholders adopted an amendment to Article FOURTH of Peoples’ Amended Articles of Incorporation to authorize the issuance of up to 50,000 preferred shares.  The preferred shares may be issued from time to time by Peoples’ Board of Directors in one or more series, with each series to consist of such number of shares and to have such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the Board of Directors.  On January 28, 2009, Peoples’ Board of Directors adopted an amendment to Peoples’ Amended Articles of Incorporation to create a series of preferred shares designated as Peoples’ Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”).  These actions enabled Peoples to obtain final approval for the $39 million capital investment through the TARP Capital Purchase Program.

On January 30, 2009, Peoples issued and sold to the U.S. Treasury (i) 39,000 of Peoples’ Series A Preferred Shares, and (ii) a ten-year warrant (the “Warrant”) to purchase 313,505 Peoples common shares, each without par value (“Common Shares”), at an exercise price of $18.66 per share (subject to certain anti-dilution and other adjustments), for an aggregate purchase price of $39 million in cash.  This issuance and sale was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. Additional information regarding the Series A Preferred Shares and the Warrant can be found in Note 11 of the Notes to the Consolidated Financial Statements.

To finalize Peoples’ participation in the TARP Capital Purchase Program, Peoples entered into certain agreements with the U.S. Treasury.  Additional information regarding the TARP Capital Purchase Program and the restrictions imposed on Peoples can be found under the “TARP Capital Purchase Program” heading in the “Supervision and Regulation” section included later in this item.

Primary Market Area and Customers
Peoples considers its primary market area to consist of the counties where it has a physical presence and neighboring counties.  This market area currently includes the counties of Athens, Belmont, Fairfield, Franklin, Gallia, Guernsey, Meigs, Morgan, Noble and Washington in Ohio; Cabell, Mason, Wetzel and Wood in West Virginia; and Boyd, Carter and Greenup in Kentucky,.  This market area encompasses the Metropolitan Statistical Areas (“MSA”) of Parkersburg-Marietta-Vienna, WV-OH and Huntington-Ashland, WV-KY-OH, and portions of the Columbus OH and Wheeling, WV-OH MSAs.  This primary market area largely consists of rural or small urban areas with a diverse group of industries and employers.  Principal industries in this area include health care, education and other social services; plastics and petrochemical manufacturing; oil, gas and coal production; and tourism and other service-related industries.  Because of this diversity, Peoples is not dependent upon any single industry segment for its business opportunities.

Lending Activities
Peoples originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans.  In prior years, Peoples also originated and retained various credit card loans.  In 2003, Peoples sold its existing credit card portfolio and entered into a joint marketing alliance to serve the credit card needs of its customers and prospects, which reduces Peoples’ risks since it does not own the loans.

Peoples’ lending activities are focused principally on lending opportunities within its primary market areas, although Peoples occasionally originates loans to creditworthy customers outside its primary markets.  In general, Peoples retains the majority of loans it originates; however, certain longer-term fixed-rate mortgage loan originations, primarily one-to-four family residential mortgages, are sold into the secondary market.

Peoples’ loans consist of credits to borrowers spread over a broad range of industrial classifications.  At December 31, 2008, Peoples had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans nor had any loans outstanding to non-U.S. entities.

Legal Lending Limit
Federal regulations impose a limit on the aggregate amount that financial institutions may lend to one borrower, including certain related or affiliated borrowers.  This legal lending limit is generally 15% of the institution’s total capital, as defined by risk-based capital regulations, plus any allowance for loan losses not already included in total capital.  At December 31, 2008, Peoples’ legal lending limit was approximately $24.5 million.  During 2008, Peoples did not extend credit to any one borrower in excess of its legal lending limit.

Commercial Lending
Commercial, financial and agricultural loans (“commercial loans”), including loans secured by commercial real estate, represent the largest portion of Peoples’ total loan portfolio, comprising approximately 59.5% of total loans at December 31, 2008.  Commercial lending inherently involves a significant degree of risk of loss since commercial loan relationships generally involve larger loan balances than other loan classes.  Additionally, repayment of commercial loans normally depends on adequate cash flows of a business, which can be negatively impacted by adverse changes in the general economy or in a specific industry.

Commercial Lending Practices. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of repayment and the risk involved.  The primary analytical technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows to evaluate whether the borrower’s anticipated future cash flows will be adequate to service both interest and principal due.  Additionally, collateral is reviewed to determine its value in relation to the loan.

The Peoples Bank Board of Directors is required to approve loans secured by real estate in excess of $5 million, loans secured by all other assets in excess of $3 million, unsecured loans in excess of $1 million and all loans, regardless of amount, to borrowers whose aggregate debt to Peoples Bank, including the principal amount of the proposed loan, exceeds $7 million.

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

Real Estate Loans
While commercial loans comprise the largest portion of Peoples’ loan portfolio, generating residential real estate loans remains a major focus of Peoples’ lending efforts, whether the loans are ultimately sold into the secondary market or retained on Peoples’ Consolidated Balance Sheets.  At December 31, 2008, portfolio real estate loans comprised 21.0% of total loans.  Peoples also had $0.8 million of real estate loans held for sale and was servicing $181.4 million of loans, consisting primarily of one-to-four family residential mortgages, previously sold in the secondary market.

Peoples originates both fixed-rate and adjustable-rate real estate loans.  Typically, the longer-term fixed-rate real estate loans are sold in the secondary market, with Peoples retaining servicing rights on those loans.  In select cases, Peoples may retain certain fixed-rate real estate loans or sell the loans without retaining the servicing rights.

        Real Estate Lending Practices. Peoples typically requires residential real estate loan amounts to be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 80%.  In certain circumstances, Peoples may lend up to
               100% of the appraised value of the real estate, although such lending currently is limited to loans that qualify under established rural housing programs.  The risk conditions of these loans are considered during underwriting for the purposes of establishing an interest rate commensurate with the risks inherent in mortgage lending and remaining equity of the home, if any.

Real estate loans are typically secured by first mortgages with evidence of title in favor of Peoples in the form of an attorney’s opinion of the title or a title insurance policy.  Peoples also requires proof of hazard insurance, with Peoples named as the mortgagee and loss payee.  Licensed appraisals are required for all real estate loans.

Home Equity Lines of Credit
Peoples originates home equity lines of credit that provide consumers with greater flexibility in financing personal expenditures.  At December 31, 2008, home equity lines of credit comprised 4.3% of Peoples’ total loans.  Peoples offers home equity lines of credit with a fixed rate for the first five years which converts to a variable interest rate for the remaining five years.  Peoples also offers a home equity line of credit with a variable rate for the entire term of the loan.

         Home Equity Lending Practices. Home equity lines of credit are generally made as second mortgages by Peoples.  The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage.  Peoples will lend up to 90% of the appraised value of the property at higher interest rates that are commensurate with the additional risk being assumed in these situations.  The home equity lines of credit are written with ten-year terms and are subject to review upon request for renewal.

Construction Loans
Peoples originates various construction loans to provide temporary financing during the construction phase for commercial and residential properties.  At December 31, 2008, construction loans comprised 7.1% of Peoples’ loan portfolio.  Construction financing is generally considered to involve the highest risk since Peoples is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction.  If the estimated construction cost proves to be inaccurate, Peoples may be required to advance funds beyond the amount originally committed to enable completion of the project.

         Construction Lending Practices. Peoples’ construction lending is focused primarily on single-family residential or owner-occupied commercial projects being constructed by established contractors.  Peoples also originates other construction loans to select real estate developers and homebuilders for the purpose of constructing a variety of commercial and residential projects, including office, retail or industrial complexes and land development.  The underwriting criteria for construction loans is generally the same as for non-construction loans.

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

Consumer Lending
Peoples’ consumer lending activities primarily involve loans secured by automobiles, boats, recreational vehicles and other personal property.  At December 31, 2008, consumer loans comprised 7.9% of Peoples’ loan portfolio.

         Consumer Lending Practices. Consumer loans generally involve more risk as to collectability than real estate mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral.  As a result, consumer-lending collections are dependent upon the borrower’s continued financial stability, and are at more risk from adverse changes in personal circumstances.  In addition, application of various state and federal laws, including bankruptcy and insolvency laws, could limit the amount that may be recovered under these loans.  Credit approval for consumer loans typically requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, credit history and sufficient collateral for secured loans.  It is the policy of Peoples to review its consumer loan portfolio monthly and to charge-off loans that do not meet its standards, and to adhere strictly to all laws and regulations governing consumer lending.  A qualified compliance officer is responsible for monitoring regulatory compliance performance and for advising and updating loan personnel.

Peoples makes credit life insurance and accident and health insurance available to all qualified borrowers, thus reducing risk of loss when a borrower’s income is terminated or interrupted due to accident, disability or death.

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

Investment Activities
Investment securities comprise a significant portion of Peoples’ total assets.  The majority of Peoples’ investment activities are conducted through Peoples Bank, although Peoples and its non-banking subsidiaries engage in investment activities from time-to-time.  Investment activity by Peoples Bank is subject to certain regulatory guidelines and limitations on the types of securities eligible for purchase.  As a result, the investment securities owned by Peoples Bank include obligations of the U.S. Treasury, agencies and corporations of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision in the U.S. and bank eligible corporate obligations, including private-label mortgage-backed securities.  The investments owned by Peoples are comprised of common stocks issued by various unrelated banking holding companies and tax-exempt municipal obligations.  The investments owned by Peoples’ non-banking subsidiaries currently consist of tax credit funds and corporate obligations.

Peoples’ investment activities are governed internally by a written, board-approved policy, which is administered by Peoples’ Asset-Liability Management Committee (“ALCO”).  The primary purpose of Peoples’ investment portfolio is to: (1) employ excess funds not needed for loan demand; (2) provide a source of liquid assets to accommodate unanticipated deposit and loan fluctuations and overall liquidity needs; (3) provide eligible securities to secure public and trust funds; and (4) earn the maximum overall return commensurate with the investment’s risk and corporate needs.  Investment strategies to achieve these objectives are reviewed and approved by the ALCO.  In its evaluation of investment strategies, the ALCO considers various factors, including the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and Peoples’ overall interest rate sensitivity.  The ALCO also has much broader responsibilities, which are discussed in the “Interest Rate Sensitivity and Liquidity” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of in this Form 10-K.

Funding Sources
Peoples’ primary sources of funds for lending and investing activities are interest-bearing and non-interest bearing deposits.  Cash flows from both the loan and investment portfolios, which include scheduled payments, as well as prepayments, calls and maturities, also provide a relatively stable source of funds.  Peoples also utilizes a variety of short-term and long-term borrowings to fund asset growth and satisfy liquidity needs.  Peoples’ funding sources are monitored and managed through Peoples’ asset-liability management process, which is discussed further in the “Interest Rate Sensitivity and Liquidity” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included in Item 7 of this Form 10-K.

The following is a brief description of the various sources of funds utilized by Peoples:

Deposits
Peoples obtains deposits principally from individuals and businesses within its primary market area by offering a broad selection of deposit products to clients.  Retail deposit account terms vary with respect to the minimum balance required, the time the funds must remain on deposit and service charge schedules.  Interest rates paid on specific deposit types are determined based on (1) the interest rates offered by competitors, (2) the anticipated amount and timing of funding needs, (3) the availability and cost of alternative sources of funding and (4) the anticipated future economic conditions and interest rates.  Retail deposits are attractive sources of funding because of their stability and relative cost in addition to providing opportunities for Peoples to build long-term client relationships through the cross-selling of its other products and services.

 Peoples occasionally obtains deposits from clients outside Peoples’ primary market area through deposit brokers, generally in the form of certificates of deposit.  These brokered deposits are used to augment Peoples’ retail deposits to fund loans originated to customers located outside Peoples’ primary market area, as well as provide diversity in funding sources.  While brokered deposits normally carry a slightly higher interest cost than other wholesale funds, they do not require Peoples to secure the funds with collateral, unlike most other borrowed funds.

Additional information regarding the amounts and composition of Peoples’ deposits can be found in the “Deposits” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included in Item 7 of this Form 10-K and in Note 7 of the Notes to the Consolidated Financial Statements.

Borrowed Funds
Peoples obtains funds through a variety of short-term and long-term borrowings, which typically include advances from the Federal Home Loan Bank of Cincinnati (“FHLB”), Federal Funds purchased, advances from the Federal Reserve Discount Window and repurchase agreements.  Occasionally, Peoples obtains funds from unrelated financial institutions in the form of loans or revolving lines of credit.  Short-term borrowings are used generally to manage Peoples’ daily liquidity needs since they typically may be repaid, in whole or part, at any time without a penalty.  Long-term borrowings provide cost-effective options for funding asset growth and satisfying capital needs, due to the variety of pricing and maturity options available.

Additional information regarding the amounts and composition of Peoples’ borrowed funds can be found in the “Borrowed Funds” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included in Item 7 of this Form 10-K and in Notes 8 and 9 of the Notes to the Consolidated Financial Statements.

Peoples has an established business trust subsidiary that was formed for the sole purpose of issuing preferred securities and investing the proceeds in junior subordinated debt securities of Peoples.  The trust preferred securities qualify as Tier 1 capital for regulatory capital purposes, subject to certain quantitative limits and qualitative standards, which makes them an attractive funding source for financial institutions.  Additional information can be found in Note 10 of the Notes to the Consolidated Financial Statements.

Competition
Peoples experiences intense competition within its primary market area due to the presence of several national, regional and local financial institutions and other service providers, including finance companies, insurance agencies and mutual funds.  Competition within the financial service industry continues to increase as a result of mergers between, and expansion of, financial service providers within and outside of Peoples’ primary market areas.  In addition, the deregulation of the financial services industry (see the discussion of the Gramm-Leach-Bliley Act of 1999 in the section of this item captioned “Supervision and Regulation-Bank Holding Company Act”) has allowed securities firms and insurance companies that have elected to become financial holding companies to acquire commercial banks and other financial institutions, which can create additional competitive pressure.

Peoples primarily competes based on client service, convenience and responsiveness to customer needs, available products, rates of interest on loans and deposits, and the availability and pricing of trust, brokerage and insurance services.  However, some competitors may have greater resources and, as such, higher lending limits than Peoples, which adversely affects Peoples’ ability to compete.  Peoples’ business strategy includes the use of a “needs-based” sales and service approach to serve customers and incentives intended to promote customers’ continued use of multiple financial products and services.  In addition, Peoples continues to emphasize the integration of traditional commercial banking products with non-traditional financial products, such as insurance and investment products.

Peoples historically has focused on providing its full range of products and services in smaller metropolitan markets rather than major metropolitan areas.  While management believes Peoples has developed a level of expertise in serving the financial service needs of smaller communities, Peoples’ primary market area has expanded into larger metropolitan areas, like central Ohio.  These larger areas typically contain entrenched service providers with an existing customer base much larger than Peoples’ initial entry position.  As a result, Peoples may be forced to compete more aggressively in order to grow its market share in these areas, which could reduce current and future profit potential from such markets.

Employees
At December 31, 2008, Peoples had 546 full-time equivalent employees.

Intellectual Property and Proprietary Rights
Peoples has registered the service marks “Peoples Bank (with logo)”, “Peoples Bancorp (with logo)”, “Peoples Financial Advisors (with logo)”, “Connect Card”, “Peoples Bank” and “peoplesbancorp.com” with the U.S. Patent and Trademark Office.  These service marks currently have expiration dates ranging from 2014 to 2017.  Peoples may renew the registrations of service marks with the U.S. Patent and Trademark Office generally for additional 10-year periods indefinitely, provided it continues to use the service marks and files appropriate maintenance and renewal documentation with the U.S. Patent and Trademark Office at times required by the federal trademark laws and regulations.

Peoples has a proprietary interest in the Internet Domain name “pebo.com”.  Internet Domain names in the U.S. and in foreign countries are regulated, but the laws and regulations governing the Internet are continually evolving.

Supervision and Regulation
Peoples and its subsidiaries are subject to extensive supervision and regulation by federal and state agencies.  The following is summary of the regulatory agencies, statutes and related regulations that have, or could have, a significant impact on Peoples’ business.  This discussion is qualified in its entirety by reference to such regulations and statutes.

Financial Holding Company
Peoples is a legal entity separate and distinct from its subsidiaries and affiliated companies.  As a financial holding company, Peoples is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The Federal Reserve Board also has extensive enforcement authority over financial holding companies.  In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices.  Peoples is also required to file reports and other information with the Federal Reserve Board regarding its business operations and those of its subsidiaries.

Subsidiary Bank
Peoples Bank is subject to regulation and examination primarily by the Office of the Comptroller of the Currency (“OCC”) and secondarily by the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”).

Peoples Bank is subject to certain restrictions imposed by the Federal Reserve Act and Federal Reserve Board regulations regarding such matters as the maintenance of reserves against deposits, extensions of credit to the financial holding company or any of its subsidiaries, investments in the stock or other securities of the financial holding company or its subsidiaries and the taking of such stock or securities as collateral for loans to any borrower.

Non-Banking Subsidiaries
Peoples’ non-banking subsidiaries are also subject to regulation by the Federal Reserve Board and other applicable federal and state agencies.  Peoples Insurance, as a licensed insurance agency, is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states where it may conduct business.

Other Regulatory Agencies
                Securities and Exchange Commission (“SEC”) and NASDAQ. Peoples is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities.  Peoples is subject to disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities
                       Exchange Act of 1934, as amended (the “Exchange Act”), as administered by the SEC.  Peoples’ Common Shares are listed on The NASDAQ Stock Market LLC
                       (“NASDAQ”) under the symbol “PEBO” and is subject to the rules for NASDAQ listed companies.

                 Federal Home Loan Bank. Peoples Bank is a member of the FHLB, which provides credit to its members in the form of advances.  As a member of the FHLB, Peoples must maintain an investment in the capital stock of the FHLB in a specified amount.  Upon the origination or renewal of an advance, the FHLB is required by law to obtain and maintain a security interest in certain types of collateral.  The FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB.  The standards take into account a member’s performance under the Community Reinvestment Act and its record of lending to first-time homebuyers.

                  The Federal Deposit Insurance Corporation (“FDIC”)/Depository Insurance. The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry.  Peoples Bank’s deposits are insured up to applicable limits by Deposit Insurance Fund of the FDIC and subject to deposit insurance assessments to maintain the Deposit Insurance Fund.

The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a four-tier risk matrix based upon a bank’s capital level and supervisory, or CAMELS, rating.  Currently, most banks, including Peoples Bank, are in the best risk category and pay deposit assessments ranging from 12 to 14 cents per $100 of assessable deposits.  On February 27, 2009, the FDIC adopted a final rule that changes the way its assessment system differentiates risk and changes assessment rates beginning April 1, 2009.  For banks in the best risk category, the initial base rates will range from 12 to 16 cents per $100 of assessable deposits on an annual basis effective April 1, 2009.  The FDIC also adopted an interim rule imposing an emergency special assessment of 20 cents per $100 of assessable deposits on all insured institutions on June 30, 2009, which will be collected on September 30, 2009.  The interim rule also permits the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 cents per $100 of assessable deposits if necessary to maintain public confidence in federal deposit insurance.  The interim rule is subject to a 30-day comment period.  The FDIC may take further actions in the future that result in higher assessment rates that could have a material adverse effect on earnings.

  The FDIC may terminate insurance coverage upon a finding that the insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution’s regulatory agency.

                 U.S. Treasury and Special Inspector General. As a result of Peoples’ participation in the TARP Capital Purchase Program, Peoples is also subject to the regulatory authority granted to the U.S. Treasury and the Special Inspector General for the Troubled Assets Relief Program under EESA and ARRA, as discussed below under the caption “TARP Capital Purchase Program”.

Bank Holding Company Act
In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto.  As a result of the Gramm-Leach-Bliley Act of 1999 – also known as the Financial Services Modernization Act of 1999 –  (“GLB Act”), which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the OCC) or (2) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board).  Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.  In 2002, Peoples elected, and received approval from the Federal Reserve Board, to become a financial holding company.

In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act.  See the section captioned “Community Reinvestment Act” included later in this item.  In addition, financial holding companies like Peoples are also permitted to acquire companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities without prior Federal Reserve Board approval.

The BHC Act and other federal and state statutes regulate acquisitions of commercial banks.  The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5% of the voting shares of a commercial bank or its parent holding company.  Under the Federal Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank.  In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included later in this item) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Capital Adequacy and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories.  The federal regulatory agencies, including the Federal Reserve Board and the OCC, have adopted substantially similar regulatory capital guidelines and regulations consistent with the requirements of FDICIA, as well as established a system of prompt corrective action to resolve certain of the problems of undercapitalized institutions.  This system is based on five capital level categories for insured depository institutions:  “well capitalized”, “adequately capitalized”, “under capitalized”, “significantly under capitalized” and “critically under capitalized”.

Both Peoples and Peoples Bank are subject to risk-based capital requirements and guidelines imposed by their respective primary regulatory agencies.  These capital guidelines and regulations are based on the 1998 capital accord of the Basel Committee on Banking Supervision (the “Basel Committee”) and divide the capital of Peoples and Peoples Bank into two tiers:

•
“Tier 1 capital” consists of (1) common shareholders’ equity; (2) qualifying perpetual preferred stock and trust preferred securities (up to 25% of total Tier 1 capital); and (3) minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other deductions including intangible assets and net unrealized gains and losses on available-for-sale securities.

•
“Tier 2 capital” consists primarily of allowance for loan losses and net unrealized gains on certain available-for-sale equity securities, subject to limitations established by the guidelines, as well as any qualifying perpetual preferred stock and trust preferred securities amounts excluded from Tier 1 capital.  Tier 2 capital may also include, among other things, certain amounts of hybrid capital instruments, mandatory convertible debt and subordinated debt.

   In addition, each asset on Peoples and Peoples Bank’s balance sheets, as well as credit equivalent amounts of certain derivatives and off-balance sheet items, are assigned to one of several broad risk weight categories: 0%, 20%, 50%, 100% and in some cases 200%, resulting in a calculation of “total risk-weighted assets”.

Peoples and Peoples Bank are required to maintain sufficient capital to meet both a risk-based asset ratio test and leverage ratio test.  From time to time, the regulatory agencies may require Peoples and Peoples Bank to maintain capital above these minimum levels should certain conditions exist, such as deterioration of their financial condition or growth in assets, either actual or expected.  Additional information regarding Peoples and Peoples Bank’s risk-based capital requirements and ratios can be found in Note 16 of the Notes to the Consolidated Financial Statements.

In 2004, the Basel Committee published a new capital accord to replace its 1988 capital accord (“Basel II”).  Basel II provides two approaches for setting capital standards for credit risk, sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures.  In November 2007, the U.S. federal regulatory agencies adopted a definitive final rule for implementing Basel II in the United States that was effective April 1, 2008.  The final rule applies only to internationally active banking organizations and organizations with consolidated total assets of at least $250 billion or consolidated on-balance sheet foreign exposures of at least $10 billion.  Other U.S. banking organizations may elect to adopt the requirements of this rule provided they met certain requirements.  The final rule also permits an institution’s primary federal regulator to waive application of the final rule if  that regulator determines applying the rule would not be appropriate given the institution’s asset size, level of complexity, risk profile or scope of operations.  Currently, Peoples and Peoples Bank are not required to comply with Basel II.

Community Reinvestment Act
The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice.  Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low and moderate-income individuals and communities.  Depository institutions are periodically examined for compliance with the CRA and are assigned ratings.  As of December 31, 2008, the most recent performance evaluation by the OCC resulted in an overall rating of “Outstanding”.

TARP Capital Purchase Program
On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”) enacted by the U.S. Congress, which appropriated $700 billion for the purpose of restoring liquidity and stability in the U.S. financial system.  On October 14, 2008, the U.S. Treasury established the TARP Capital Purchase Program under the authority granted by the EESA.  Under the TARP Capital Purchase Program, the U.S. Treasury made $250 billion of capital available to U.S. financial institutions in the form of senior preferred stock investments.   In connection with the purchase of preferred stock, the U.S. Treasury will receive a warrant entitling the U.S. Treasury to buy the participating institution’s common stock with a market price equal to 15% of the preferred stock.

In connection with the EESA, there have been numerous actions by the Federal Reserve Board, the U.S. Congress, the U.S. Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under the EESA.  It remains unclear at this time what further legislative and regulatory measures will be implemented under the EESA that affect Peoples.

As discussed in more detail above under the caption “Recent Corporate Developments,” Peoples elected to participate in the TARP Capital Purchase Program and received $39 million of new equity capital from the U.S. Treasury on January 30, 2009.  As part of its participation in the TARP Capital Purchase Program, Peoples agreed to various requirements and restrictions imposed on all participants in the TARP Capital Purchase Program.  Among the terms of participation was a provision that the U. S. Treasury could change the terms of participation at any time.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”) enacted by the U.S. Congress.  The ARRA, among other things, imposed certain new executive compensation and corporate expenditure limits on all current and future recipients of funds under the TARP Capital Purchase Program, including Peoples, as long as any obligation arising from the financial assistance provided to the recipient under the TARP Capital Purchase Program remains outstanding, excluding any period during which the U.S. Treasury holds only warrants to purchase common stock of a TARP participation (the “Covered Period”).

The current terms of participation in the TARP Capital Purchase Program include the following:

•	Peoples must file with the SEC a registration statement under the Securities Act of 1933 registering for resale the Series A Preferred Shares and the Warrant;

•
as long as the Series A Preferred Shares remain outstanding, unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Shares are fully paid, Peoples will not be permitted to declare or pay dividends on any Common Shares, any junior preferred shares or, generally, any preferred shares ranking pari passu with the Series A Preferred Shares (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Series A Preferred Shares), nor will Peoples be permitted to repurchase or redeem any Common Shares or preferred shares other than the Series A Preferred Shares;

•
until the Series A Preferred Shares have been transferred or redeemed in whole, until January 20, 2012, the U.S. Treasury's approval is required for any increase in Common Share dividends or any share repurchases other than repurchases of the Series A Preferred Shares, repurchases of  junior preferred shares, or repurchases of Common Shares in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice;

•
Peoples must comply with the U. S. Treasury's standards for executive compensation and corporate governance while the U. S. Treasury holds the securities issued by Peoples.  Such standards apply to Peoples’ Senior Executive Officers (as defined in the ARRA) as well as other employees.  The current standards include the following:

–	incentive compensation for Senior Executive Officers must not encourage unnecessary and excessive risks that threaten the value of the financial institution;

–
any bonus or incentive compensation paid (or under a legally binding obligation to pay) to a Senior Executive Officer or any of Peoples’ next 20 most highly-compensated employees based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate must be subject to recovery, or “clawback”, by Peoples;

–
Peoples is prohibited from paying or accruing any bonus, retention award or incentive compensation with respect to its five most highly-compensated employees or such higher number as the Secretary of the U.S. Treasury may determine is in the public interest, except for grants of restricted stock that do not fully vest during the Covered Period and do not have a value which exceeds one-third of an employee’s total annual compensation;

–
severance payments to a Senior Executive Officer and the five next most highly-compensated employees, generally referred to as "golden parachute" payments, are prohibited , except for payments for services performed or benefits accrued;

–	compensation plans that encourage manipulation of reported earnings are prohibited;

–
the U.S. Treasury may retroactively review bonuses, retention awards and other compensation previously paid to a Senior Executive Officer or any of Peoples’ 20 next most highly-compensated employees that the U.S. Treasury finds to be inconsistent with the purposes of TARP or otherwise contrary to the public interest;

–	Peoples’ Board of Directors must establish a company-wide policy regarding excessive or luxury expenditures;

–	Peoples’ proxy statements for annual shareholder meetings must permit a nonbinding “say on pay” shareholder vote on the compensation of executives;

–	executive compensation in excess of $500,000 for each Senior Executive Officer must not be deducted for federal income tax purposes; and

–	compliance with the executive compensation reporting and recordkeeping requirements established by the U.S. Treasury.

The ARRA permits such recipients, subject to consultation with the appropriate federal banking agency, to repay to the U.S. Treasury any financial assistance received under the TARP Capital Purchase Program without penalty, delay or the need to raise additional replacement capital. The U.S. Treasury is to promulgate regulations to implement the procedures under which a TARP participant may repay any assistance received.  As of the date of this Form 10-K, the U.S. Treasury had not yet issued such regulations.

Detailed information regarding the Series A Preferred Shares and the Warrant can be found in Note 11 of the Notes to the Consolidated Financial Statements.

Dividend Restrictions
Current federal banking regulations impose restrictions on Peoples Bank’s ability to pay dividends to Peoples.  These restrictions include a limit on the amount of dividends that may be paid in a given year without prior approval of the OCC and a prohibition on paying dividends that would cause Peoples Bank’s total capital to be less than the required minimum levels under the risk-based capital requirements imposed by the OCC.  Peoples Bank’s regulators may prohibit the payment of dividends at any time if the regulators determine the dividends represent unsafe and/or unsound banking practices or reduce Peoples Banks’ total capital below adequate levels.  For further discussion regarding regulatory restrictions on dividends, see Note 16 of the Notes to the Consolidated Financial Statements.

Peoples’ ability to pay dividends to its shareholders may also be restricted.  Under current Federal Reserve Board policy, Peoples is expected to act as a source of financial strength to, and commit resources to support, Peoples Bank.  Under this policy, the Federal Reserve Board may require Peoples to contribute additional capital to Peoples Bank, which could restrict the amount of cash available for dividends.  In addition, Peoples has entered into certain agreements that place restrictions on dividends.  Specifically, Peoples will be prohibited from paying dividends on its Common Shares if it suspends interest payments related to the trust preferred securities issued by its trust subsidiary.  Additional information regarding Peoples’ trust subsidiary can be found in Note 10 of the Notes to the Consolidated Financial Statements.  The dividend rights of holders of Peoples’ Common Shares are also qualified and subject to the dividend rights of holders of Series A Preferred Shares described above under the caption “Supervision and Regulation – TARP Capital Purchase Program”.

Even when the legal ability exists, Peoples or Peoples Bank may decide to limit the payment of dividends in order to retain earnings for corporate use.

Customer Privacy and Other Consumer Protections
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

USA Patriot Act
The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) and related regulations, among other things, require financial institutions to establish programs specifying procedures for obtaining identifying information from customers and establishing enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity.  Peoples Bank has established policies and procedures that Peoples believes comply with the requirements of the USA Patriot Act.

Monetary Policy
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

Corporate Governance
In 2003, Peoples’ Board of Directors and management instituted a series of actions to enhance Peoples’ already strong corporate governance practices and to comply with the requirements imposed by the Sarbanes-Oxley Act of 2002.  These actions included the adoption of a formal Code of Ethics, a revision of the charter of the Audit Committee and the formation of two new committees: a Disclosure Committee for Financial Reporting and a Governance and Nominating Committee.  Additionally, Peoples Bank has maintained a conflict of interest policy applicable to its directors, officers and employees for over 30 years.  The current charters of the Audit Committee, the Governance and Nominating Committee and the Compensation Committee can be found on Peoples’ website on the “Corporate Governance & Ethics” page.

Code of Ethics
Peoples’ Code of Ethics is applicable to all directors, officers and employees of Peoples and its affiliates.  The Board of Directors adopted Peoples’ Code of Ethics to demonstrate to the public and Peoples’ shareholders the importance the Board and management place on ethical conduct and to formally establish Peoples’ expectations for the conduct of ethical business practices.  Peoples’ Code of Ethics is available, free of charge, to the public on Peoples’ website on the “Corporate Governance & Ethics” page.  Please also see Item 10 of this Form 10-K.

Disclosure Committee for Financial Reporting
The Disclosure Committee for Financial Reporting (the “Disclosure Committee”) consists of key members of executive management and senior professional support staff from legal, risk management and accounting areas and is designed to capture information from all components of Peoples’ business.

Peoples established the Disclosure Committee to formalize its process of establishing and monitoring disclosure controls and procedures and communicating the results of such controls and procedures.  As such, the Disclosure Committee is expected to provide a process on which the Chief Executive Officer and Chief Financial Officer can rely in providing the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Thus, the primary responsibility of the Disclosure Committee is to review and approve (1) all reports and other documents file with the SEC and (2) all press releases or other public communications containing financial information.

Governance and Nominating Committee
The purpose of the Governance and Nominating Committee is to identify qualified candidates for election, nomination or appointment to Peoples’ Board of Directors and recommend to the full Board a slate of director nominees for each annual meeting of the shareholders of Peoples or as vacancies occur.  In addition, the Governance and Nominating Committee oversees matters of corporate governance, including the evaluation of Board performance and processes, and makes recommendations to the Board and the Chairman of the Board regarding assignment and rotation of members and chairs of committees of the Board.  The goal of the Governance and Nominating Committee is to ensure that the composition, practices and operation of the Board contribute to value creation and to the effective representation of Peoples’ shareholders.

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

ITEM 1A.  RISK FACTORS

The following are certain risks that management believes are specific to Peoples’ business.  This should not be viewed as an all-inclusive list of risks or presenting the risk factors listed in any particular order.

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

Commercial and commercial real estate loans comprise a significant portion of Peoples’ loan portfolio.  Commercial loans generally are viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn.  Since Peoples’ loan portfolio contains a significant number of commercial and commercial real estate loans, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, and ultimately could have a material adverse effect on Peoples’ earnings and financial condition.

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

•
Adverse Conditions in the Real Estate Markets and General Economy May Adversely Impact Peoples’ Results of Operations.
During 2008, general economic conditions throughout the United States deteriorated and unemployment increased, as business activity across a wide range of industries and regions reduced significantly from a lack of consumer spending and lack of liquidity in the credit markets.  In addition, the values of nearly all asset classes, including commercial real estate, decreased significantly, which has led to many loans becoming under-collateralized.  These conditions have caused many financial institutions, including Peoples, to increase their allowance for loan losses, thereby reducing earnings.  The conditions have also led to the failure or merger of a number of prominent financial institutions.  The increased level of financial institution failures, or near failures, has resulted in higher default rates on securities, including bank-issued trust preferred securities, and contracts entered into with such entities as counterparties, which placed additional stress on the market and reduced investor confidence.  Consequently, the cost and availability of liquidity have been adversely affected, despite significant actions by the Federal Reserve Board and the Federal government.  In addition, Peoples could recognize additional impairment losses on its investment in trust preferred securities should default rates increase due to adverse conditions within the financial services industry.

Peoples’ success depends primarily on the general economic conditions in the specific local markets in which it operates.  The local economies of Peoples’ market area historically have been less robust than the economy of the nation as a whole and typically are not subject to the same fluctuations as the national economy.  Adverse economic conditions in Peoples’ market area, including the loss of certain significant employers, could reduce Peoples’ growth rate, affect borrowers’ ability to repay their loans and generally affect Peoples’ financial condition and results of operations.  Furthermore, continued declines in real estate values could cause additional loans to become under-collateralized and require further increases to the allowance for loan losses.

•
Adverse Changes in the Financial Markets May Adversely Impact Peoples’ Results of Operations.
Over the last several months, the global financial markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets. Peoples generally invests in obligations of the U.S. Treasury, agencies and corporations of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision in the U.S., and bank eligible corporate obligations, including private-label mortgage-backed securities.  While most of these investments may have limited credit risk, all are subject to changes in market value due to changing interest rates and implied credit spreads.  Additionally, certain investment securities held by Peoples represent beneficial interests in structured investments, which are collateralized by residential mortgages, debt obligations and other similar asset-backed assets.  These structured investments are generally rated investment grade by credit rating agencies at the time of Peoples’ initial investment, although the credit ratings are subject to change due to deterioration in the credit quality of the underlying collateral.  In recent months, these types of structured investments have been subject to significant market volatility due to the uncertainty of the credit ratings, deterioration in credit losses occurring within certain types of residential mortgages, changes in prepayments of the underlying collateral and the lack of transparency related to the investment structures and the collateral underlying the structured investment vehicles, which resulted in Peoples recognizing impairment charges on certain investment securities during 2007 and 2008.  Given recent market conditions and changing economic factors, Peoples may be required to recognize additional impairment charges on securities held in its investment portfolio in the future.

•
Changes in Accounting Standards, Policies, Estimates or Procedures May Impact Peoples’ Reported Financial Condition or Results of Operations.
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
Peoples or one of its subsidiaries may be named as a defendant from time to time in a variety of litigation arising in the ordinary course of their respective businesses.  Such litigation is normally covered by errors and omissions or other appropriate insurance.  However, significant litigation could cause Peoples to devote substantial time and resources to defending its business or result in judgments or settlements that exceed insurance coverage, which could have a material adverse effect on Peoples’ financial condition and results of operation. Further, any claims asserted against Peoples, regardless of merit or eventual outcome may harm Peoples’ reputation and result in loss of business.  In addition, Peoples may not be able to obtain new or different insurance coverages or adequate replacement policies with acceptable terms.

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

•
Peoples’ Ability to Pay Dividends Is Limited.
Peoples is a separate and distinct legal entity from its subsidiaries.  Peoples receives nearly all of its revenue from dividends from Peoples Bank, which are limited by federal banking laws and regulations.  These dividends also serve as the primary source of funds to pay dividends on Peoples’ Common Shares and interest and principal on Peoples’ debt.  The inability of Peoples Bank to pay sufficient dividends to Peoples could have a material, adverse effect on Peoples’ business.  In addition, Peoples’ participation in the U.S. Treasury’s TARP Capital Purchase Program currently restricts the ability to increase the dividend payable to holders of Common Shares without prior approval of the U.S. Treasury.  Further discussion of Peoples’ ability to pay dividends can be found under the captions “Supervision and Regulation-TARP Capital Purchase Program” and “Supervision and Regulation-Dividend Restrictions” in Item 1 of this Form 10-K and Note 16 of the Notes to the Consolidated Financial Statements.

•
Government Regulation Significantly Affects Peoples’ Business.
The banking industry is heavily regulated under both federal and state law.  Peoples is subject to regulation and supervision by the Federal Reserve Board, and Peoples Bank is subject to regulation and supervision by the OCC, and secondarily the FDIC.  These regulations are primarily intended to protect depositors and the federal deposit insurance funds, not Peoples’ shareholders.  Peoples’ non-bank subsidiaries are also subject to the supervision of the Federal Reserve Board, in addition to other regulatory and self-regulatory agencies including the SEC and state securities and insurance regulators.  Regulations affecting banks and financial services businesses are undergoing continuous change, and management cannot predict the effect of those changes.  Regulations and laws may be modified at any time, and new legislation may be enacted that affects Peoples and its subsidiaries.  Any modifications or new laws could adversely affect Peoples’ business.  Further information about government regulation of Peoples’ business can be found under the caption “Supervision and Regulation” in Item 1 of this Form 10-K.

As a participant in the TARP Capital Purchase Program, Peoples agreed to various requirements and restrictions imposed by the U.S. Treasury on all participants, which included a provision that the U. S. Treasury could change the terms of participation at any time. Further information regarding the current requirements and restrictions imposed on Peoples can be found under the caption “Supervision and Regulation – TARP Capital Purchase Program” in Item 1 of this Form 10-K.

•
Recent Legislative and Regulatory Initiatives to Address Difficult Market and Economic Conditions May Not Stabilize the U. S. Banking System and May Significantly Affect Peoples’ Financial Condition, Results of Operation, Liquidity or Stock Price.
In 2008 and continuing into 2009, the U.S. government and various regulatory agencies, including the Federal Reserve Board, FDIC and SEC, have undertaken numerous initiatives intended to stabilize the U.S. banking system and address the liquidity and credit crisis that has followed the sub-prime mortgage market crisis that began in 2007.

Specifically, the EESA created the Troubled Assets Relief Program (“TARP”) intended to encourage financial institutions to increase their lending to customers and each other, as well as increased federal deposit insurance coverage limits through the end of 2009.  The ARRA includes a wide array of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  Other initiatives have included homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the Federal Funds rate; emergency action against short selling practices; a temporary guarantee program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

The legislative and regulatory initiatives described above may not have their desired effects, as asset values have continued to decline and access to liquidity continues to be limited.  If the volatility in the markets continues and economic conditions fail to improve or worsen, Peoples’ business, financial condition and results of operations could be materially and adversely affected.

•
Because of Peoples’ Participation in the TARP Capital Purchase Program, Peoples Is Subject to Several Restrictions on Compensation Paid to Peoples’ Executive Officers.
As a recipient of government funding under the TARP Capital Purchase Program, Peoples must comply with the executive compensation and corporate governance standards imposed by the ARRA.  These restriction are more fully described in Item 1 of this Form 10-K under the caption “Supervision and Regulation-TARP Capital Purchase Program”.  These standards, which are more stringent than those previously proposed by the U.S. Treasury, could impact Peoples’ ability to retain key executives or cause Peoples to make material changes to its current compensation plans and philosophy that could result in higher compensation costs in future periods.  It is unclear how these standards will relate to the similar standards announced by the U.S. Treasury in the guidelines it issued on February 4, 2009, or whether the standards will be considered effective immediately or only after the U.S. Treasury adopts implementing regulations.

•
The Series A Preferred Shares Impact Net Income Available to Peoples’ Common Shareholders And the Warrant May Be Dilutive to Peoples’ Common Shareholders.
While the additional capital Peoples raised through its participation in the TARP Capital Purchase Program provides further funding to Peoples’ business and Peoples believes has improved investor perceptions with regard to Peoples’ financial position, such capital has increased Peoples’ equity and the number of dilutive outstanding Common Shares as well as Peoples’ preferred dividend requirements.  The dividends declared and the accretion of discount on the Series A Preferred Shares will reduce the net income available to holders of Peoples’ Common Shares and Peoples’ earnings per common share.  The Series A Preferred Shares will also receive preferential treatment in the event of Peoples’ liquidation, dissolution or winding up.  Additionally, the ownership interest of the existing holders of Peoples’ Common Shares will be diluted to the extent the Warrant Peoples issued to the U.S. Treasury in conjunction with the sale to the U.S. Treasury of the Series A Preferred Shares is exercised.  Although the U.S. Treasury has agreed not to vote any of the Common Shares it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any Common Shares acquired upon exercise of the Warrant is not bound by this restriction.

•
If Peoples Is Unable To Redeem The Series A Preferred Shares After Five Years, The Cost Of This Capital To Peoples Will Increase Substantially.
If Peoples is unable to redeem the Series A Preferred Shares prior to February 15, 2014, the cost of this capital to Peoples will increase substantially on that date, from 5.0% per annum to 9.0% per annum.  Depending on Peoples’ financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Shares could have a material negative effect on Peoples’ liquidity.

•
Material Breaches in Security of Peoples’ Systems May Have a Significant Effect on Peoples’ Business.
Peoples collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both Peoples and third party service providers.  Peoples has security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible.  Peoples also has implemented security controls to prevent unauthorized access to the computer systems and requires its third party service providers to maintain similar controls.  However, management cannot be certain that these measures will be successful.  A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

    Peoples’ sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property.  In Ohio, Peoples Bank operates offices in Marietta (4 offices), Belpre (2 offices), Lowell, Lower Salem, Reno, Nelsonville (2 offices), Athens (3 offices), The Plains, Middleport, Rutland, Pomeroy (2 offices), Gallipolis, Cambridge (2 offices), Byesville, Quaker City, Flushing, Caldwell, McConnelsville, Baltimore, Carroll, Lancaster (2 offices) and Westerville.  In West Virginia, Peoples Bank operates offices in Huntington (2 offices), Parkersburg (3 offices), Vienna, Point Pleasant (2 offices), New Martinsville (2 offices) and Steelton.  In Kentucky, Peoples Bank’s office locations include Greenup, Summit, Ashland and Russell.  Of these 47 offices, 12 are leased and the rest are owned by Peoples Bank.

    Peoples Insurance Agency rents office space in various Peoples Bank offices.  In addition, Peoples Insurance Agency leases office buildings in Marietta, Ohio, and Ashland, Kentucky.

    Rent expense on the leased properties totaled $732,000 in 2008, which excludes intercompany rent expense.  The following are the only properties that have a lease term expiring on or before June 2010:

Location	Address	Lease Expiration Date (a)

Marietta Kroger Office	40 Acme Street Marietta, Ohio	April 2009

New Martinsville Wal-Mart Office	1142 South Bridge Street New Martinsville, West Virginia	April 2009

Barengo Agency Office	416 Hart Street Marietta, Ohio	May 2009

Vienna Wal-Mart Office	701 Grand Central Avenue Vienna, West Virginia	June 2009

Parkersburg Wal-Mart Office	2900 Pike Street Parkersburg, West Virginia	January 2010

Westerville Office	515 Executive Campus Drive Westerville, Ohio	April 2010

Lancaster Wheeling Street Office	117 West Wheeling Street Lancaster, Ohio	June 2010

(a) Information represents the ending date of the current lease period.  Peoples may have the option to renew the lease beyond this date under the terms of the lease agreement and intends to renew all expiring leases unless otherwise disclosed in this Item 2.

    Additional information concerning the property and equipment owned or leased by Peoples and its subsidiaries is incorporated herein by reference from Note 5 of the Notes to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Peoples’ common shares are traded on The NASDAQ Global Select Market under the symbol PEBO.  At December 31, 2008, Peoples had 1,221 shareholders of record.  The table presented below provides the high and low sales prices for Peoples’ common shares as reported on The NASDAQ Global Select Market and the cash dividends per share declared for the indicated periods.

	High Sales	Low Sales	Dividends Declared
2008
Fourth Quarter	$22.92	$13.59	$0.23
Third Quarter	29.25	17.33	0.23
Second Quarter	25.75	18.33	0.23
First Quarter	26.10	20.38	0.22

2007
Fourth Quarter	$28.26	$21.45	$0.22
Third Quarter	28.15	21.40	0.22
Second Quarter	28.11	25.03	0.22
First Quarter	30.39	25.30	0.22

    Peoples plans to continue to pay quarterly cash dividends, subject to certain regulatory restrictions described in Note 16 of the Notes to the Consolidated Financial Statements, as well as in the sections captioned “Supervision and Regulation-TARP Capital Purchase Program” and “Supervision and Regulation-Dividend Restrictions” of Item 1 of this Form 10-K.

Issuer Purchases of Equity Securities
    The following table details Peoples’ repurchases and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) of Peoples’ common shares during the three months ended December 31, 2008:

	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
October 1 – 31, 2008	1,800	(3)	$ 21.66	(3)	–	447,800
November 1 – 30, 2008	435	(3)	$ 17.21	(3)	–	447,800
December 1 – 31, 2008	619	(4)	$ 15.93	(4)	–	–
Total	2,854		$ 19.74		–	–

(1) Information reflects the stock repurchase program announced on November 9, 2007, which authorized the repurchase of up to 500,000 common shares, with an aggregate purchase price of not more than $14 million, which expired on December 31, 2008.

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

(4) Information includes 278 common shares purchased at an average price of $16.16 by Peoples Bank under the Rabbi Trust and 341 common shares acquired at an average price of $15.75 to satisfy tax withholding requirements related to stock-based compensation awards granted under Peoples’ equity plans.

Performance Graph
    The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be deemed to be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that Peoples specifically incorporates it by reference into such filing.

    The following line graph compares the five-year cumulative total shareholder return of Peoples’ common shares, based on an initial investment of $100 on December 31, 2002, and assuming reinvestment of dividends, against that of an index comprised of all domestic common shares traded on The NASDAQ Stock Market (“NASDAQ Stocks (U.S. Companies)”), and an index comprised of all depository institutions (SIC Code #602) and depository institution holding companies (SIC Code #671) that are traded on The NASDAQ Stock Market (“NASDAQ Bank Stocks”).

COMPARISON OF FIVE-YEAR TOTAL RETURN AMONG
PEOPLES BANCORP INC., NASDAQ STOCKS (U.S. COMPANIES),
AND NASDAQ BANK STOCKS

	At December 31,
	2003	2004	2005	2006	2007	2008
Peoples Bancorp Inc.	$100.00	$ 95.44	$102.12	$109.31	$ 94.73	$ 76.06
NASDAQ Stocks (U.S. Companies)	$100.00	$108.84	$111.16	$122.11	$132.42	$ 63.80
NASDAQ Bank Stocks	$100.00	$114.44	$111.80	$125.47	$ 99.45	$ 72.51

ITEM 6.  SELECTED FINANCIAL DATA
    The information below has been derived from Peoples’ Consolidated Financial Statements.

(Dollars in thousands, except per share data)	2008	2007	2006	2005	2004
Operating Data
For the year ended:
Total interest income	$ 106,227	$ 113,419	$ 108,794	$ 95,775	$ 87,030
Total interest expense	47,748	59,498	55,577	43,469	35,160
Net interest income	58,479	53,921	53,217	52,306	51,870
Provision for loan losses	27,640	3,959	3,622	2,028	2,546
Net (loss) gain on investment securities	(2,592)	(6,062)	265	539	(3,040)
Other income exclusive of (loss) gain on securities	32,853	31,426	30,860	28,628	25,248
Amortization of other intangible assets	1,586	1,934	2,261	2,669	2,219
Other expense	51,899	49,518	49,036	48,673	44,979
Net income	$ 7,455	$ 18,314	$ 21,558	$ 20,499	$ 18,275

Balance Sheet Data
Total assets	$ 2,002,338	$ 1,885,553	$ 1,875,255	$ 1,855,277	$ 1,809,086
Investment securities	708,753	565,463	548,733	589,313	602,364
Net loans	1,081,101	1,105,223	1,117,885	1,057,156	1,008,298
Total intangible assets	66,406	68,029	68,852	69,280	71,118
Total deposits	1,366,368	1,186,377	1,233,529	1,089,286	1,069,421
Short-term borrowings	98,852	222,541	194,883	173,696	51,895
Long-term borrowings	308,297	231,979	200,793	362,466	464,864
Junior subordinated notes held by subsidiary trusts	22,495	22,460	29,412	29,350	29,263
Total stockholders’ equity	186,626	202,836	197,169	183,077	175,418
Tangible assets (1)	1,935,932	1,817,524	1,806,403	1,785,997	1,737,968
Tangible equity (2)	$ 120,220	$ 134,807	$ 128,317	$ 113,797	$ 104,300

Significant Ratios
Return on average assets	0.39%	0.98%	1.15%	1.12%	1.04%
Return on average stockholders’ equity	3.67	9.21	11.33	11.52	10.60
Net interest margin	3.51	3.32	3.29	3.32	3.39
Efficiency ratio (3)	56.30	57.07	57.51	59.05	57.18
Average stockholders’ equity to average assets	10.62	10.62	10.18	9.73	9.79
Average loans to average deposits	88.10	93.52	94.80	94.92	91.24
Allowance for loan losses to total loans	2.08	1.40	1.28	1.37	1.44
Total risk-based capital ratio	13.19	13.23	13.17	12.90	12.30
Dividend payout ratio	127.03%	50.38%	41.09%	40.01%	41.66%

Per Share Data
Earnings per share – Basic	$ 0.72	$ 1.75	$ 2.03	$ 1.96	$ 1.74
Earnings per share – Diluted	0.72	1.74	2.01	1.94	1.71
Cash dividends paid	0.91	0.88	0.83	0.78	0.72
Book value at end of period	18.06	19.70	18.51	17.40	16.81
Tangible book value at end of period (4)	$ 11.63	$ 13.09	$ 12.05	$ 10.82	$ 10.00
Weighted-average shares outstanding:
Basic	10,315,263	10,462,933	10,606,570	10,444,854	10,529,332
Diluted	10,348,579	10,529,634	10,723,933	10,581,019	10,710,114
Common shares outstanding at end of period:	10,333,884	10,296,748	10,651,985	10,518,980	10,435,102
(1)	Total assets less goodwill and other intangible assets.
(2)	Total stockholders’ equity less goodwill and other intangible assets.
(3)	Non-interest expense (less intangible amortization) as a percentage of fully tax-equivalent net interest income plus non-interest income.
(4)
Tangible book value per share reflects capital calculated for banking regulatory requirements and excludes the balance sheet impact of intangible assets acquired through purchase accounting for acquisitions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

(1)
continued deterioration in the credit quality of Peoples’ loan portfolio could occur due to a number of factors, such as adverse changes in economic conditions that impair the ability of borrowers to repay their loans, the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected, which may adversely impact the provision for loan losses;

(2)	Peoples’ ability to deploy the capital received through the U.S. Treasury’s TARP Capital Purchase Program;
(3)	competitive pressures among financial institutions or from non-financial institutions, which may increase significantly;
(4)	changes in the interest rate environment, which may adversely impact interest margins;
(5)	changes in prepayment speeds, loan originations, sale volumes and charge-offs, which may be less favorable than expected and adversely impact the amount of interest income generated;
(6)	general economic conditions and weakening in the real estate market, either national or in the states in which Peoples and its subsidiaries do business, which may be less favorable than expected;
(7)	political developments, wars or other hostilities, which may disrupt or increase volatility in securities markets or other economic conditions;
(8)	legislative or regulatory changes or actions, which may adversely affect the business of Peoples and its subsidiaries;
(9)	adverse changes in the conditions and trends in the financial markets, which may adversely affect the fair value of securities within Peoples’ investment portfolio;
(10)	a delayed or incomplete resolution of regulatory issues that could arise;
(11)	ability to receive dividends from its subsidiaries;
(12)	Peoples’ ability to maintain required capital levels and adequate sources of funding and liquidity;
(13)	changes in accounting standards, policies, estimates or practices, which may impact Peoples’ reported financial condition or results of operations;
(14)	the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity;
(15)	the costs and effects of regulatory and legal developments, including the outcome of regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations; and
(16)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission (“SEC”), including those risk factors included in the disclosure under the heading “ITEM 1A. RISK FACTORS” of Part I of this Form 10-K.

All forward-looking statements speak only as of the filing date of this Form 10-K and are expressly qualified in their entirety by the cautionary statements.  Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management’s knowledge of Peoples’ business and operations, it is possible that actual results may differ materially from these projections.  Additionally, Peoples undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the filing date of this Form 10-K or to reflect the occurrence of unanticipated events except as may be required by applicable legal requirements.  Copies of documents filed with the SEC are available free of charge at the SEC’s website at http://www.sec.gov and/or from Peoples Bancorp’s website.

Summary of Recent Transactions and Events
The following discussion and analysis of Peoples’ Consolidated Financial Statements is presented to provide insight into management's assessment of the financial results.  This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, as well as the ratios and statistics, contained elsewhere in this Form 10-K.

References will be found in this Form 10-K to the following transactions that have impacted or will impact Peoples’ results of operations:

•
As described in “ITEM 1. BUSINESS-Recent Corporate Developments”, on January 30, 2009, Peoples received $39 million of new equity capital from the U.S. Treasury’s TARP Capital Purchase Program.  The investment was in the form of newly-issued non-voting cumulative perpetual preferred shares and a related 10-year warrant sold by Peoples to the U.S. Treasury (the “TARP Capital Investment”).

•
As disclosed in a Current Report on Form 8-K filed on January 12, 2009, management determined certain available-for-sale investment securities were other-than-temporarily impaired at December 31, 2008.  As a result, Peoples recorded a $4.0 million non-cash impairment charge in the fourth quarter of 2008, of which $2.0 million related to a single bank-issued trust preferred security previously carried at $2.0 million and $2.0 million related to four collateralized debt obligation (“CDO”) investments previously carried at $6.1 million.  These charges were based upon management’s evaluation of the credit quality of underlying issuers.  In comparison, Peoples recognized other-than-temporary impairment charges totaling $6.2 million in 2007, of which $3.2 million related to preferred stocks issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and $2.9 million related to the CDO investments.

•
Between August 2007 and December 2008, the Federal Reserve’s Open Market Committee reduced the target Federal Funds rate 500 basis points and the Discount Rate 575 basis points.  These actions caused a corresponding downward shift in short-term interest rates, while longer-term rates have not decreased to the same extent.  This steepening of the yield curve has provided Peoples with opportunities to improve net interest income and margin by taking advantage of lower-cost funding available in the market place and reducing certain deposit costs.

•
From mid-2004 through mid-2006, the Federal Reserve’s Open Market Committee increased the target Federal Funds rate by 425 basis points, causing short-term market interest rates to increase.  However, longer-term interest rates increased at a much slower pace, resulting in a flattened, and sometimes inverted, yield curve.  These conditions resulted in increases in Peoples’ funding costs that outpaced the improvement in asset yields.

•
During 2008, Peoples’ loan quality was impacted by the contracting economy and commercial real estate market, which caused declines in commercial real estate values and deterioration in financial condition of various commercial borrowers.  These conditions led to Peoples downgrading the loan quality ratings on various commercial real estate loans through its normal loan review process.  In addition, several impaired loans became under-collateralized due to the reduction in the estimated net realizable fair value of the underlying collateral. As a result, Peoples experienced significant increases in provision for loan losses, including a $13.4 million fourth quarter provision, net charge-offs and nonperforming loans in 2008 compared to historical periods.

•
During the fourth quarter of 2008, Peoples Bank sold its merchant credit card payment processing services to First Data Merchant Services Corporation (“First Data”).  Peoples Bank will continue to serve the credit card processing needs of its commercial customers through a referral program with First Data.  As a result of this transaction, Peoples recognized a pre-tax gain of $500,000 in the fourth quarter of 2008, which was not material to Peoples’ Consolidated Financial Statements.

•
At the close of business on October 17, 2008, Peoples Bank completed the previously announced sale of its Grayson, Kentucky banking office to First National Bank of Grayson.  This sale was consistent with Peoples’ strategic plan to optimize its branch network for better growth opportunities.  Under the terms of the agreement, Peoples received $475,000 for the Grayson office’s $13.4 million of deposits and $220,000 of fixed assets and sold $2.0 million of loans at book value, resulting in a fourth quarter 2008 pre-tax gain of $255,000.  This sale was not material to Peoples’ Consolidated Financial Statements.

•
During 2008, Peoples systematically sold the preferred stocks issued by Fannie Mae and Freddie Mac held in its investment portfolio, due to the uncertainty surrounding these entities.  These securities had a total recorded value of $12.1 million at December 31, 2007.  In July 2008, Peoples sold its remaining Fannie Mae preferred stocks, which completely eliminated all equity holdings in Fannie Mae and Freddie Mac.  As a result of the sales, Peoples recognized cumulative pre-tax losses of $1,243,000 ($808,000 after-tax) in 2008.

•
Also during 2008, Peoples sold selected lower yielding, longer-term investment securities, primarily obligations of U.S. government-sponsored enterprises, U.S. agency mortgage-backed securities and tax-exempt municipal bonds, as well as several small-lot mortgage-backed securities.  The proceeds from these sales were reinvested into similar securities with less price risk volatility. These actions were intended to reposition the investment portfolio to reduce interest rate exposures and resulted in a cumulative pre-tax gain of $2.5 million in 2008, of which $1.5 million was recognized in the fourth quarter of 2008.

•
As described in “ITEM 3. LEGAL PROCEEDINGS” of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, in December 2007, Peoples resolved certain issues concerning its Ohio corporation franchise tax liability and associated calculations for the fiscal years ended December 31, 2001 through 2007 (the “Ohio Franchise Tax Settlement”).  As a result, Peoples’ franchise tax expense was reduced by $782,000 ($508,000, or $0.05 per diluted share, after-tax) during the fourth quarter of 2007.

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

•
In 2006, Peoples Bank sold its banking offices located in Chesterhill, Ohio (the “Chesterhill Office”) and South Shore, Kentucky (the “South Shore Office”) as part of Peoples’ strategy to optimize its branch network by redirecting resources to markets that management believes have greater growth potential.  The sale of the South Shore Office included $4.6 million in deposits and approximately $600,000 of loans, while the sale of the Chesterhill Office involved $3.7 million of deposits.  The sales of these offices resulted in an aggregate pre-tax gain of $454,000 in 2006.  Concurrent with the sale of the Chesterhill Office, Peoples Bank acquired a full-service banking office located in Carroll, Ohio and its $5.4 million in deposits.  These transactions did not have a material impact on Peoples’ financial statements taken as a whole.

The impact of these transactions or events, where significant, is discussed in the applicable sections of this Management’s Discussion and Analysis.

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to generally accepted accounting principles in the United States of America (“US GAAP”) and to general practices within the financial services industry.  A summary of significant accounting policies is contained in Note 1 of the Notes to the Consolidated Financial Statements.   While all of these policies are important to understanding the Consolidated Financial Statements, certain accounting policies require management to exercise judgment and make estimates or assumptions that affect the amounts reported in the financial statements and accompanying notes.  These estimates and assumptions are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or assumptions.

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

Income Recognition
Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding, including yield adjustments resulting from the amortization of loan costs and premiums on investment securities and accretion of loan fees and discounts on investment securities.  Since mortgage-backed securities comprise a sizable portion of Peoples’ investment portfolio, a significant increase in principal payments on those securities could impact interest income due to the corresponding acceleration of premium amortization or discount accretion.

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

The amount of the allowance for loan losses for the various loan types represents management’s estimate of expected losses from existing loans based upon specific allocations for individual lending relationships and historical loss experience for each category of homogeneous loans.  The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.  This evaluation requires management to make estimates of the amounts and timing of future cash flows on impaired loans, which consist primarily of loans placed on nonaccrual status, restructured or internally classified as substandard or doubtful.  While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.

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

There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses at December 31, 2008, was adequate to provide for probable losses from existing loans based on information currently available.  While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors.  As such, adverse changes in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans.

Investment Securities
Presently, Peoples classifies its entire investment portfolio, which accounted for 35% of total assets at December 31, 2008, as available-for-sale and records changes in the estimated fair value of the portfolio in stockholders’ equity as a component of comprehensive income.  As a result, both the investment and equity sections of Peoples’ Consolidated Balance Sheets are more sensitive to changes in the overall market value of the investment portfolio, due to changes in market interest rates, investor confidence and other factors affecting market values, than if the investment portfolio was classified as held-to-maturity.

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

In 2008 and 2007, Peoples recognized other-than-temporary impairment charges on certain investment securities whose market value had declined due primarily to increased risks within the broader credit market and erratic market liquidity.  At December 31, 2008, there were no other investment securities identified by management to be other-than-temporarily impaired since Peoples had the ability and intent to hold those securities for a period of time sufficient to recover the amortized cost.  If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

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

Customer relationship intangibles are required to be amortized over their estimated useful lives.  The method of amortization reflects the pattern in which the economic benefits of the intangible assets are estimated to be consumed or otherwise used up.  Since Peoples’ acquired customer relationships are subject to routine customer attrition, the relationships are more likely to produce greater benefits in the near-term than in the long-term, which typically supports the use of an accelerated method of amortization for the related intangible assets.  Management is required to evaluate the useful life of customer relationship intangibles to determine if events or circumstances warrant a change in the estimated life.  Should management determine the estimated life of any intangible asset is shorter than originally estimated, Peoples would adjust the amortization of that asset, which could increase future amortization expense.

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

Peoples reviewed its recorded goodwill at December 31, 2008, and concluded no impairment existed since the fair value of the single reporting unit exceeded its carrying value.  Based on its most recently completed analysis, management believes a 20-25% sustained decline in future earnings would have to occur for any recorded goodwill to be considered impaired.  Other future events, such as adverse changes to Peoples’ business, could cause management to conclude that impairment indicators exist and require management to re-evaluate goodwill.    Should such re-evaluation determine goodwill is impaired, any resulting impairment loss recognized could have a material, adverse impact on Peoples’ financial condition and results of operations.

Peoples records mortgage servicing rights (“MSRs”) in connection with its mortgage banking activities, which are intangible assets representing the right to service loans sold to third party investors.  These intangible assets are recorded initially at fair value and subsequently amortized over the estimated life of the loans sold.  MSRs are assessed for impairment at each reporting date based on their fair value.  At December 31, 2008, management concluded no portion of the recorded MSRs was impaired since the fair value exceeded the carrying value.  However, future events, such as a significant increase in prepayment speeds, could result in a fair value that is less than the carrying amount, which would require the recognition of an impairment loss in earnings.

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

Fair Value Measurements
As a financial services company, the carrying value of certain financial assets and liabilities is impacted by the application of fair value measurements, either directly or indirectly.  In certain cases, an asset or liability is measured and reported at fair value on a recurring basis, such as available-for-sale investment securities.  In other cases, management must rely on estimates or judgments to determine if an asset or liability not measured at fair value warrants an impairment write-down or whether a valuation reserve should be established.  Given the inherent volatility, the use of fair value measurements may have a significant impact on the carrying value of assets or liabilities, or result in material changes to the financial statements, from period to period.

Detailed information regarding fair value measurements can be found in Note 2 of the Notes to the Consolidated Financial Statements.  The following is a summary of those assets and liabilities that may be affected by fair value measurements, as well as a brief description of the current accounting practices and valuation methodologies employed by Peoples:

Available-for-Sale Investment Securities
Investment securities classified as available-for-sale are measured and reported at fair value on a recurring basis.  For most securities, the fair value is based upon quoted market prices or determined by pricing models that consider observable market data.  However, the fair value of certain investment securities, such as collateralized debt obligations, must be based upon unobservable market data, such as non-binding broker quotes and discounted cash flow analysis or similar models, due to the absence of an active market for these securities.  As a result, management’s determination of fair value for these securities is highly dependent on subjective or complex judgments, estimates and assumptions, which could change materially between periods.  Management occasionally uses information from independent third-party consultants in its determination of the fair value of more complex investment securities, such as the collateralized debt obligations.  At December 31, 2008, nearly all of Peoples’ available-for-sale investment securities were measured using observable market data, with less than 1% measured using non-observable data.

Impaired loans
For loans considered impaired, the amount of impairment loss recognized is determined based on a discounted cash flow analysis or the fair value of the underlying collateral if repayment is expected solely from the sale of the collateral.  Management typically relies on the fair value of the underlying collateral due to the significant uncertainty surrounding the borrower’s ability to make future payments.  The vast majority of the collateral securing impaired loans is real estate, although it may also include accounts receivable and equipment, inventory or similar personal property.  The fair value of the collateral used by management represents the estimated proceeds to be received from the sale of the collateral, less costs incurred during the sale, based upon observable market data and market value data provided by independent, licensed or certified appraisers.

Goodwill
Goodwill is not amortized but is tested for impairment at least annually.  Potential goodwill impairment exists when the fair value of the reporting unit (as defined by US GAAP) is less than its carrying value.  Peoples currently possesses a single reporting unit for goodwill impairment testing.  While quoted market prices exist for Peoples’ common shares since they are publicly traded, these market prices do not necessarily reflect the value associated with gaining control of an entity.  Thus, management takes into account all appropriate fair value measurements in determining the estimated fair value of the reporting unit.  These measurements include valuations of recently acquired institutions based upon multiples of book value or earnings and discounted cash flow analysis.

Should management determine the potential for goodwill impairment exists, the measurement of any actual impairment loss requires management to calculate the implied fair value of goodwill by deducting the fair value of all tangible and separately identifiable intangible net assets (including unrecognized intangible assets) from the fair value of the reporting unit.  This process involves highly subjective or complex judgments, estimates and assumptions.  As a result, changes to these judgments, estimates and assumptions in future periods could result in materially different results.

Mortgage Servicing Rights
MSRs are carried at the lower of cost or market value, and, therefore, can be subject to fair value measurements on a nonrecurring basis.  MSRs do not trade in an active market with readily observable prices.  Thus, management determines fair value based upon a valuation model that calculates the present value of estimated future net servicing income provided by an independent third-party consultant.  This valuation model is affected by various input factors, such as servicing costs, expected prepayment speeds and discount rates, which are subject to change between reporting periods.  As a result, significant changes to these factors could result in a material change to the calculated fair value of MSRs.

Pension and Other Postretirement Benefit Plans
Peoples is required to recognize the funded status of defined benefit pension and other postretirement benefit plans on its Consolidated Balance Sheet as an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, with fluctuations in the funded status recognized through comprehensive income in the year in which the change occurs.  The funded status is based upon the fair value of plan assets compared to the projected benefit obligation.  The determination of the projected benefit obligation and periodic benefit costs involves significant judgment and estimation of employees’ length of service and future compensation levels, discount rate and expected rate of return on plan assets.  While these variables are equally important, changes to the discount rate can have a greater impact on the projected benefit obligation, and thus the amount of the asset or liability recognized, as well as the amount of pension plan expense recorded each period.

EXECUTIVE SUMMARY

In 2008, Peoples’ net income was $7.5 million, compared to $18.3 million for 2007 and $21.6 million for 2006, while diluted earnings per share were $0.72, $1.74 and $2.01, respectively.  The lower earnings in 2008 reflects the challenging conditions within the financial services industry due to the contracting economy and commercial real estate market, which resulted in higher provision for loan losses.  Earnings for both 2008 and 2007 were impacted by the other-than-temporary impairment charges on available-for-sale investment securities.  Despite these challenges, Peoples generated positive results in several key areas, including growth and diversification of revenues, expansion of retail deposits and expense control.

Net interest income increased 8% to $58.5 million in 2008, while net interest margin expanded 19 basis points to 3.51%.  These improvements were driven by lower short-term market rates and resulted in a greater reduction in Peoples’ funding costs in comparison to asset yields.  Net interest income and margin also benefited from retail deposit growth in 2008, which has allowed Peoples to reduce the amount of higher-cost wholesale funding.  In 2007, both net interest income and margin were up compared to 2006, primarily attributable to higher market interest rates during most of 2007.

Non-interest income totaled $32.1 million in 2008, versus $31.4 million in 2007 and $30.4 million in 2006.  Peoples experienced growth in several areas in 2008, which were partially offset by lower mortgage banking income.  The largest increase in 2008 occurred in electronic banking income, which increased 10% due to sustained growth in debit card activity.  In 2007, the combination of higher trust and investment income and electronic banking income was partially offset by lower deposit account service charges.

Total non-interest expense was $53.5 million in 2008 compared to $51.5 million in 2007, due largely to a combination of normal base salary adjustments, higher employee medical benefit costs, increased FDIC insurance expense and the impact of the Ohio Franchise Tax Settlement on 2007 franchise tax expense.  Compared to 2006, total non-interest expense was essentially unchanged in 2007, as higher salaries and employee benefit costs of $1.4 million were offset by decreases in several other major expense categories, including franchise taxes.

At December 31, 2008, total assets were $2.00 billion, up $116.8 million compared to year-end 2007.  Gross portfolio loan balances decreased $16.9 million in 2008, due primarily to normal commercial loan payoffs and the impact of charge-offs in 2008.  Total investment securities increased to $708.8 million at December 31, 2008, versus $565.5 million at year-end 2007, with most of the increase occurring during the fourth quarter in response to deposit growth.  Another contributing factor to the increase was the purchase of securities during the first half of 2008 intended to offset the impact of loan payoffs and charge-offs.

Total liabilities were $1.82 billion at December 31, 2008, up $133.0 million compared to December 31, 2007.  Total deposit balances increased $180.0 million in 2008, due mostly to higher interest-bearing retail balances from Peoples attracting approximately $108 million of funds from customers outside its primary market area.  This growth enabled Peoples to reduce higher rate brokered certificates of deposit balances by $15.5 million and contributed to the $47.3 million reduction in borrowed funds since year-end 2007.

Total stockholders’ equity decreased $16.2 million in 2008, to $186.6 million at year-end 2008.  This decline was largely attributable to a $15.3 million reduction in accumulated comprehensive income due mostly to the change in fair value of the available-for-sale investment portfolio.  Despite this decrease and higher loan losses in 2008, Peoples’ regulatory capital ratios remained relatively stable and significantly above amounts needed to be considered well capitalized by banking regulations.  At December 31, 2008, Peoples’ Tier 1 and Total Risk-Based capital ratios were 11.88% and 13.19%, respectively, compared to the prior year ratios of 11.91% and 13.23%, respectively, while the ratio of tangible equity to tangible assets was 6.21% at year-end 2008.  These strong capital positions allowed Peoples to increase dividends to shareholders during 2008.

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

Peoples monitors net interest income performance and manages its balance sheet composition through regular Asset-Liability Management Committee (“ALCO”) meetings.  The asset/liability management process employed by the ALCO is intended to minimize the impact of future interest rate changes on Peoples’ net interest income and earnings.  However, the frequency and/or magnitude of changes in market interest rates are difficult to predict, and may have a greater impact on net interest income than adjustments by management.

As part of the analysis of net interest income, management converts tax-exempt income to the pre-tax equivalent of taxable income using an effective tax rate of 35%.  Management believes the resulting fully tax-equivalent (“FTE”) net interest income allows for a more meaningful comparison of tax-exempt income and yields to their taxable equivalents.  Net interest margin, calculated by dividing FTE net interest income by average interest-earning assets, serves as the primary measure used in evaluating the net revenue stream generated by the mix and pricing of Peoples’ earning assets and interest-bearing liabilities.

The following table details Peoples’ average balance sheet for the years ended December 31:

		2008			2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Short-Term Investments:
Deposits with other banks	$ 2,363	$ 53	2.26%	$ 2,435	$ 115	4.72%	$ 2,378	$ 100	4.21%
Federal funds sold	508	12	2.36%	1,077	55	5.11%	1,595	80	5.02%
Total short-term investments	2,871	65	2.28%	3,512	170	4.84%	3,973	180	4.53%
Investment Securities (1):
Taxable	549,687	29,106	5.30%	503,094	25,646	5.10%	505,586	24,417	4.83%
Nontaxable (2)	65,624	4,289	6.54%	60,368	3,949	6.54%	67,454	4,411	6.54%
Total investment securities	615,311	33,395	5.43%	563,462	29,595	5.25%	573,040	28,828	5.03%
Loans (3):
Commercial	744,584	48,291	6.49%	750,906	57,613	7.67%	726,702	54,181	7.46%
Real estate (4)	283,285	19,221	6.79%	292,867	20,985	7.17%	311,772	21,467	6.89%
Consumer	85,378	6,861	8.04%	79,035	6,552	8.29%	70,101	5,808	8.29%
Total loans	1,113,247	74,373	6.69%	1,122,808	85,150	7.58%	1,108,575	81,456	7.35%
Less: Allowance for loan loss	(17,428)			(14,775)			(15,216)
Net loans	1,095,819	74,373	6.79%	1,108,033	85,150	7.68%	1,093,359	81,456	7.45%
Total earning assets	1,714,001	107,833	6.29%	1,675,007	114,915	6.86%	1,670,372	110,464	6.61%
Intangible assets	67,203			68,440			68,940
Other assets	128,798			128,670			129,718
Total assets	$ 1,910,002			$ 1,872,117			$ 1,869,030

		2008			2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Deposits:
Savings	$ 114,651	$ 583	0.51%	$ 113,629	$ 725	0.64%	$ 122,682	$ 806	0.66%
Interest-bearing transaction	199,639	3,578	1.79%	179,827	3,841	2.14%	180,419	3,312	1.84%
Money market	168,075	3,482	2.07%	147,565	5,647	3.83%	122,053	4,404	3.61%
Brokered time	39,151	1,843	4.71%	65,461	3,364	5.14%	75,182	3,540	4.71%
Retail time	561,143	21,824	3.89%	521,506	23,398	4.49%	501,656	20,199	4.03%
Total interest-bearing deposits	1,082,659	31,310	2.89%	1,027,988	36,975	3.60%	1,001,992	32,261	3.22%
Borrowed Funds:
Short-term:
FHLB advances	102,146	2,557	2.46%	197,915	10,065	5.09%	178,235	9,067	5.09%
Retail repurchase agreements	40,524	826	2.00%	34,802	1,528	4.39%	31,481	1,306	4.15%
Wholesale repurchase agreements	-	-	0.00%	4,425	242	5.47%	1,246	70	5.62%
Total short-term borrowings	142,670	3,383	2.37%	237,142	11,835	4.93%	210,962	10,443	4.95%
Long-term:
FHLB advances	116,176	4,856	4.18%	71,153	3,256	4.58%	127,981	5,545	4.33%
Wholesale repurchase agreements	148,251	6,223	4.13%	124,191	5,257	4.23%	114,768	4,035	3.52%
Other borrowings	22,478	1,976	8.65%	24,571	2,175	8.73%	39,990	3,293	8.23%
Total long-term borrowings	286,905	13,055	4.55%	219,915	10,688	4.81%	282,739	12,873	4.55%
Total borrowed funds	429,575	16,438	3.78%	457,057	22,523	4.87%	493,701	23,316	4.72%
Total interest-bearing liabilities	1,512,234	47,748	3.15%	1,485,045	59,498	3.99%	1,495,693	55,577	3.72%
Non-interest-bearing deposits	180,973			172,571			167,440
Other liabilities	13,892			15,707			15,604
Total liabilities	1,707,099			1,673,323			1,678,737
Total stockholders’ equity	202,903			198,794			190,293
Total liabilities and
stockholders’ equity	$ 1,910,002			$ 1,872,117			$ 1,869,030
Interest rate spread		$ 60,085	3.14%		$ 55,417	2.87%		$ 54,887	2.89%
Interest income/earning assets			6.29%			6.86%			6.61%
Interest expense/earning assets			2.78%			3.54%			3.32%
Net interest margin			3.51%			3.32%			3.29%

(1)	Average balances are based on carrying value.
(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% Federal statutory tax rate.
(3)
Nonaccrual and impaired loans are included in the average loan balances.  Related interest income earned on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income.  Loan fees included in interest income were immaterial for all periods presented.

(4)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.

The following table details the calculation of FTE net interest income for the years ended December 31:
(Dollars in thousands)	2008	2007	2006
Net interest income, as reported	$ 58,479	$ 53,921	$ 53,217
Taxable equivalent adjustments	1,606	1,496	1,670
Fully tax-equivalent net interest income	$ 60,085	$ 55,417	$ 54,887

The following table provides an analysis of the changes in net interest income:

(Dollars in thousands)	Change from 2007 to 2008 (1)			Change from 2006 to 2007 (1)
Increase (decrease) in:	Rate	Volume	Total	Rate	Volume	Total
INTEREST INCOME:
Short-term investments	$ (81)	$ (24)	$ (105)	$ 12	$ (22)	$ (10)
Investment Securities: (2)
Taxable	1,037	2,423	3,460	1,350	(121)	1,229
Nontaxable	-	340	340	2	(464)	(462)
Total investment income	1,037	2,763	3,800	1,352	(585)	767
Loans:
Commercial	(8,839)	(483)	(9,322)	1,599	1,833	3,432
Real estate	(1,086)	(678)	(1,764)	851	(1,333)	(482)
Consumer	(203)	512	309	3	741	744
Total loan income	(10,128)	(649)	(10,777)	2,453	1,241	3,694
Total interest income	(9,172)	2,090	(7,082)	3,817	634	4,451
INTEREST EXPENSE:
Deposits:
Savings deposits	(149)	7	(142)	(23)	(58)	(81)
Interest-bearing transaction	(660)	397	(263)	540	(11)	529
Money market	(2,867)	702	(2,165)	279	964	1,243
Brokered time	(262)	(1,259)	(1,521)	306	(482)	(176)
Retail time	(3,272)	1,698	(1,574)	2,376	823	3,199
Total deposit cost	(7,210)	1,545	(5,665)	3,478	1,236	4,714
Borrowed funds:
Short-term borrowings	(4,924)	(3,528)	(8,452)	86	1,306	1,392
Long-term borrowings	(441)	2,808	2,367	823	(3,008)	(2,185)
Total borrowed funds cost	(5,365)	(720)	(6,085)	909	(1,702)	(793)
Total interest expense	(12,575)	825	(11,750)	4,387	(466)	3,921
Net interest income	$ 3,403	$ 1,265	$ 4,668	$ (570)	$ 1,100	$ 530

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the dollar amounts of the change in each.
(2)	Presented on a fully tax-equivalent basis.

The ability of financial institutions, including Peoples, to maintain and/or grow net interest income in both 2008 and 2007 has been impacted by the extreme changes in market interest rates and slope of the yield curve in response to monetary actions by the Federal Reserve.  These events have produced disproportionate changes in Peoples’ asset yields and funding costs, thereby impacting the amount of net interest income generated.

During the recent periods of changing interest rate conditions, Peoples has actively managed its balance sheet and interest rate risk profile to minimize the impact on earnings.  These actions have included adjusting the mix of earning assets and funding sources when opportunities were presented from loan demand and retail deposit growth.  However, significant commercial loan payoffs during the second half of 2007 and an elevated level of charge-offs in 2008 have hampered management’s efforts and necessitated growing the investment portfolio in order to maintain interest income levels.  In addition, retail deposit growth during the fourth quarter of 2008 resulted in excess funds that were used to purchase investment securities.  This expansion of the investment portfolio has contributed to the reduction in overall yield on earning assets, considering investment securities purchased by Peoples carry lower yields compared to loans originated.

Retail deposit growth in 2007 and 2008 allowed Peoples to reduce the amount of, and reliance on, wholesale funding sources that typically carry higher market rates of interest.  These efforts, coupled with lower short-term interest rates, produced a lower overall cost of funds in 2008.  During most of 2007, Peoples’ funding costs increased due to matured deposits and borrowings being replaced at the higher market rates that existed.  However, management controlled the overall increase in funding costs by adjusting the mix of wholesale funding by repaying higher-costing funds, such as the junior subordinated notes held by PEBO Capital Trust II, using other lower cost borrowings.

In the later half of 2007, Peoples’ funding costs benefited from management reducing certain deposit rates and taking advantage of lower cost funding available in the market place in response to the Federal Reserve’s actions to decrease short-term interest rates.  Management also initiated a strategy in the second half of 2007 designed to reduce the impact of repricing large blocks of funding by systematically borrowing funds in a given maturity range over a period of time thus creating a stream of smaller future maturities.  This strategy accounted for much of the increase in average long-term borrowings in 2008 compared to prior periods.

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

Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

(Dollars in thousands)	2008	2007	2006
Provision for checking account overdrafts	1,125	558	712
Provision for other loan losses	26,515	3,401	2,910
Total provision for loan losses	$ 27,640	$ 3,959	$ 3,622

As a percentage of average gross loans	2.48%	0.35%	0.33%

The provision for loan losses is based on management’s formal quarterly evaluation of the loan portfolio and analysis of the adequacy of the allowance for loan losses described in the “Critical Accounting Policies” section of this discussion. This analysis considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions.

The higher provision for loan losses in 2008 compared to prior periods reflects an increase in the allowance for loan losses throughout most of the year in response to changes in loan quality, coupled with losses on impaired loans from declines in commercial real estate values.  In the fourth quarter of 2008, Peoples recorded a provision for loan losses of $13.4 million, compared to $6.0 million and $1.5 million for the third quarter of 2008 and fourth quarter of 2007, respectively.  Approximately $6.1 million, or 45%, of the fourth quarter 2008 provision was attributed to continued deterioration in loan quality within the commercial loan portfolio, while another $5.8 million, or 43%, was due to continued declines in commercial real estate collateral values.  The provision for loan losses for both 2007 and 2006 were higher than historical levels from losses associated with a limited number of larger loan relationships.

Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Non-Interest Income
Peoples generates non-interest income, which excludes gains and losses on investments and assets, from six primary sources: deposit account service charges, trust and investment activities, insurance sales revenues, electronic banking (“e-banking”), mortgage banking and bank owned life insurance (“BOLI”).

In recent years, Peoples has placed increased emphasis on reducing its reliance on net interest income by growing non-interest income, especially fee-based revenues not affected by interest rate changes, and, thus, diversifying its revenue stream.  While this focus has resulted in enhanced non-interest income, the downturn in the market values of investments during 2008 has impacted fiduciary and brokerage revenues and restrained the overall increase in total revenues.  In addition, insurance revenues in both 2007 and 2008 have been challenged by tighter pricing margins within the insurance industry caused by insurance companies reducing premiums to attract market share.  As a result, non-interest income accounted for 35.4% of Peoples’ total revenues in 2008, compared to 36.8% in 2007 and 36.3% in 2006.

        Service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided, comprised the largest portion of Peoples’ non-interest revenue.  Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples’ markets by competitors.  The following table details Peoples’ deposit account service charges:

(Dollars in thousands)	2008	2007	2006
Overdraft fees	$ 7,356	$ 6,818	$ 6,868
Non-sufficient funds fees	1,682	1,965	2,107
Other fees and charges	1,099	1,107	1,240
Total deposit account service charges	$ 10,137	$ 9,890	$ 10,215

The amount of deposit account service charges, particularly overdraft and non-sufficient funds fees, is largely dependent on the timing and volume of customer activity.  As a result, the amount ultimately recognized by Peoples can fluctuate from period to period.  The lower deposit account service charges in 2007 were caused by higher than normal fee waivers early in the year.  Fee waivers moderated in the second half of 2007, which contributed to the increased amount of deposit account service charges in 2008.

Insurance income also comprises a significant portion of Peoples’ total non-interest income.  The following table details Peoples’ insurance income:

(Dollars in thousands)	2008	2007	2006
Property and casualty insurance commissions	$ 7,982	$ 7,997	$ 7,765
Life and health insurance commissions	645	596	568
Credit life and A&H insurance commissions	175	158	164
Performance based commissions	864	817	1,041
Other fees and charges	236	133	81
Total insurance income	$ 9,902	$ 9,701	$ 9,619

Property and casualty insurance sales remain the major component of Peoples’ insurance activities.  The related commission revenues remained stable in 2008 and 2007, as increased production more than offset the impact of lower pricing margins within the insurance industry.  The bulk of the performance based commission income is received annually by Peoples during the first quarter and is based on a combination of factors, including loss experience of insurance policies sold, production volumes and overall financial performance of the insurance industry during the preceding year.  As a result, the amount of contingent income recognized by Peoples is difficult to predict and could fluctuate from year to year.

Peoples’ trust and investment income is comprised of revenue generated from its fiduciary activities and the sale of investment services.  The following tables detail Peoples’ trust and investment income and managed assets:

(Dollars in thousands)	2008	2007	2006
Fiduciary	$ 4,113	$ 4,099	$ 3,508
Brokerage	1,026	884	750
Total trust and investment income	$ 5,139	$ 4,983	$ 4,258

(Dollars in thousands)	2008	2007	2006
Trust assets under management	$ 685,705	$ 797,443	$ 736,745
Brokerage assets under management	184,301	223,950	195,617
Total managed assets	$ 870,006	$ 1,021,393	$ 932,362

Both fiduciary and brokerage revenues are based in part on the value of assets under management.  Over the last several quarters, Peoples has been successful in attracting new clients and during 2008 attracted over $50 million in new assets, which generated additional revenues in 2008.  However, the downturn in the financial markets in the second half of 2008 caused the decline in asset value since year-end 2007.

Peoples’ e-banking services include ATM and debit cards, direct deposit services and Internet banking, and serve as alternative delivery channels to traditional sales offices for providing services to clients.  In 2008 and 2007, Peoples’ e-banking income experienced double-digit year-over-year growth, increasing 10% and 14%, respectively, as the result of sustained growth in debit card activity.  At December 31, 2008, Peoples had 39,279 deposit relationships with debit cards, or 57% of all eligible deposit accounts, compared to 37,427 relationships, or 53% of eligible accounts, at year-end 2007 and 35,896 relationships, or 52% of eligible accounts at December 31, 2006.  In 2008, Peoples’ customers used their debit cards to complete $272 million of transactions, versus $231 million in 2007 and $194 million in 2006, representing increases of 17% and 18%, respectively.

Peoples’ mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed-rate real estate loans to the secondary market and is largely dependent on customer demand and interest rates in general.  In 2008, Peoples experienced decreased mortgage banking activity, due largely to conditions in the real estate market and economy as a whole, while in 2007, mortgage-banking income increased 7%, from a higher volume of loans sold.

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

Non-Interest Expense
Salaries and employee benefit costs represent Peoples’ largest non-interest expense, accounting for over 50% of total non-interest expense, which is inherent in a service-based industry such as financial services.

The following table details Peoples’ salaries and employee benefit costs:
(Dollars in thousands)	2008	2007	2006
Salaries and wages	$ 18,386	$ 17,403	$ 17,013
Sales-based and incentive compensation	3,672	3,985	3,373
Employee benefits	3,983	3,574	3,481
Stock-based compensation	498	391	280
Payroll taxes and other employment-related costs	1,982	2,199	2,031
Total salaries and employee benefit costs	$ 28,521	$ 27,552	$ 26,178

Full-time equivalent employees:
Actual at December 31	546	559	547
Average during the year	552	554	539

Normal base salary adjustments produced higher salaries and wages in both 2008 and 2007, although larger deferrals of salaries attributed to loan origination costs offset much of the impact on 2007’s expense.  The majority of the sales-based and incentive compensation is attributable to Peoples’ insurance and investment sales activities.  While Peoples has incurred higher insurance and investment sales-based compensation in both 2008 and 2007, the additional expense in 2008 was more than offset by lower incentive plan expense tied to Peoples’ full year 2008 results of operation.  Peoples’ employee benefit costs have been impacted by a steady increase in employee medical benefit costs in recent years.  These increases have been tempered by lower pension costs.

Stock-based compensation expense reflects the impact of equity-based incentive awards to employees and directors since January 1, 2006.  Compensation expense is generally recognized over the vesting period, which is typically three years for most awards to employees.  However, Peoples must immediately recognize the entire expense for awards to employees who are eligible for retirement at the grant date.  As a result, the amount of stock-based compensation expense recognized annually is impacted by several factors, including the level and types of awards granted, the grant date fair value and length of the requisite service periods.  Additional information regarding Peoples’ stock-based compensation plans and awards can be found in Note 17 of the Notes to the Consolidated Financial Statements.

Peoples’ net occupancy and equipment expense was comprised of the following:

(Dollars in thousands)	2008	2007	2006
Depreciation	$ 2,066	$ 2,061	$ 2,128
Repairs and maintenance costs	1,452	1,386	1,313
Net rent expense	671	660	630
Property taxes, utilities and other costs	1,351	1,191	1,181
Total net occupancy and equipment expense	$ 5,540	$ 5,298	$ 5,252

Depreciation expense, although flat in 2008, decreased in 2007 due to existing assets becoming fully depreciated, coupled with fewer shorter-lived assets, such as computers and other office equipment, being placed in service. Peoples incurred higher property taxes as a result of normal increases in assessed values and increased utility costs from rising energy costs in 2008.  Management continues to monitor capital expenditures and explore opportunities to enhance Peoples’ operating efficiency.

In 2007 and 2008, FDIC insurance expense was impacted by the utilization of a one-time credit of $1.0 million received in 2007.  This credit was received in connection with other changes to the deposit insurance system and to offset future insurance premiums, subject to certain limitations.  Peoples utilized $0.5 million of this credit during 2007 and the remainder during the first nine months of 2008.  As a result, FDIC insurance expense was $219,000 for the fourth quarter of 2008 versus $55,000 for the third quarter of 2008.

Peoples’ intangible asset amortization expense decreased in both 2008 and 2007 from the use of an accelerated method of amortization for its customer-related intangibles.  As a result, amortization expense will continue to be lower in subsequent years based on the intangible assets included on Peoples’ Consolidated Balance Sheets at December 31, 2008.

Professional fees and other third-party services, which include accounting, legal and other professional expenses, declined 2% in 2008 and 9% in 2007.  These reductions were due to an overall lower utilization of external legal and consulting services.  During 2006, Peoples incurred additional professional fees related to the review and administration of various employee benefit plans, which also contributed to the overall decrease in 2007.

Marketing and public relations expense, which includes the cost of advertising, public relations and charitable contributions, decreased over the last two years from a reduction in costs associated with Peoples’ direct mail and gift campaigns initiated in late 2005.  Management believes 2009 marketing expense will be comparable to 2008’s expense.

Peoples’ e-banking expense, which is comprised of bankcard and internet-based banking costs, increased in both 2007 and 2008 as a result of customers completing a larger percentage of their transactions using their debit cards and Peoples’ internet banking service.  These factors have also produced a greater increase in the corresponding e-banking revenues over the same periods.  Overall, management believes e-banking expense levels are reasonable considering Peoples’ e-banking services have generated higher net revenues and have helped to improve overall relationship profitability, due to the lower transaction costs incurred by Peoples.

Peoples is subject to franchise taxes, which are based largely on Peoples Bank’s equity at year-end, in the states where it has a physical presence.  Overall, state franchise taxes have remained consistent over the last two years, from relatively stable equity levels at Peoples Bank, although the 2007’s franchise tax expense was lower due to the Ohio Franchise Tax Settlement.  Peoples regularly evaluates the capital position of its direct and indirect subsidiaries from both a cost and leverage perspective.  Ultimately, management seeks to optimize Peoples’ consolidated capital position through allocation of capital, which is intended to enhance profitability and shareholder value.

In 2008, other non-interest expense increased 7% compared to 2007, due largely to additional loan-related expenses associated with the higher level of impaired and nonperforming loans.  Compared to 2006, other non-interest expense was down in 2007, due largely to modest decreases in losses from deposit accounts and correspondent bank processing fees.

Income Tax Expense
Peoples’ effective income tax rate was 2.1% in 2008 versus 23.3% in 2007 and 26.7% in 2006.  The lower effective tax rate in 2008 was largely attributable to the reduction in pre-tax income from higher loan loss provision and impairment charges without a corresponding decrease in income from tax-exempt sources.  A reconciliation of income tax expense and effective tax rate to the statutory tax rate can be found in Note 14 of the Notes to the Consolidated Financial Statements.  While management anticipates an effective tax rate in 2009 comparable to 2007 and 2006, the amount of pre-tax income derived from tax-exempt sources will have a major impact on the annual effective tax rate.

FINANCIAL CONDITION

Cash and Cash Equivalents
Peoples considers cash and cash equivalents to consist of Federal Funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid.  The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples’ liquidity needs.

In 2008, cash and cash equivalents decreased $9.6 million to $35.6 million at December 31, 2008.  Investing activities consumed $168.9 million of net cash, while financing and operating activities provided net cash of $123.8 million and $35.6 million, respectively.  Purchases of new investment securities exceeded the cash flows from sales, maturities, calls and principal payments and accounted for most of the cash used in investing activities.

In comparison, cash and cash equivalents increased $5.4 million in 2007, as net cash from operations of $30.9 million was mostly offset by cash used in investing and financing activities of $10.4 million and $15.1 million, respectively.  In 2006, cash and cash equivalents were flat, as net cash from operations of $31.0 million and $0.4 million from financing activities were used in investing activities.

    Further information regarding the management of Peoples’ liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
    The following table details Peoples’ investment portfolio at December 31:

(Dollars in thousands)	2008	2007	2006
Available-for-sale investment securities, at fair value:
Obligations of U.S. Treasury and government agencies	$ 176	$ 197	$ 282
Obligations of U.S. government-sponsored enterprises	6,585	84,457	130,600
Obligations of states and political subdivisions	68,930	69,247	53,938
Mortgage-backed securities	535,475	358,683	304,413
Corporate obligations and other securities	73,591	29,647	36,302
Total available-for-sale investment securities	$ 684,757	$ 542,231	$ 525,535
Total amortized cost	$ 696,855	$ 535,979	$ 527,041
Net unrealized (loss) gain	$ (12,098)	$ 6,252	$ (1,506)

Other investment securities, at cost:
FHLB of Cincinnati stock	$ 19,584	$ 18,820	$ 18,820
Federal Reserve Bank of Cleveland stock	4,412	4,412	4,378
Total other investment securities	$ 23,996	$ 23,232	$ 23,198

Total investment securities	$ 708,753	$ 565,463	$ 548,733

Management grew the investment portfolio in 2007 and early 2008 to lessen the impact of higher levels of loan payoffs in both years and sizable charge-offs in 2008 on interest income levels.  Much of 2008 growth occurred during the fourth quarter when management invested excess funding from an increase in deposit balances.  A portion of the 2007 growth occurred during the third quarter when Peoples took advantage of attractive yields that existed at the time and pre-funded expected near-term investment portfolio cash flows from calls and normal principal paydowns.  Peoples’ investment in mortgage-backed securities has increased as the result of management reinvesting some of the principal runoff from the portfolio into these types of securities, as well as the repositioning of the portfolio during 2008 to reduce credit and interest rate exposures.  The sale of the preferred stocks issued by Fannie Mae and Freddie Mac during the first half of 2008 was a contributing factor to the reduced investment in obligations of U.S. government-sponsored enterprises.  While these preferred stocks were sold at a net loss, Peoples was able to avoid even larger losses from those investments had they remained in its investment portfolio.

Peoples’ corporate obligations and other securities historically have consisted of various individual bank-issued trust preferred securities, four separate collateralized debt obligation (“CDO”) investment securities and common stocks issued by unrelated bank holding companies.  During 2008, Peoples purchased several asset-backed securities collateralized by U.S. government-backed student loan pools, which had a total fair value of $48.5 million at December 31, 2008.

Since year-end 2007, the fair value of the available-for-sale investment portfolio has decreased as the result of conditions in the financial markets.  At December 31, 2008, management determined certain investment securities were other-than-temporarily impaired based upon an evaluation of the credit quality of underlying issuers.  As a result, Peoples recorded a $4.0 million other-than-temporary impairment charge, of which $2.0 million related to a single bank-issued trust preferred security previously carried at $2.0 million and $2.0 million related to four CDO investments previously carried at $6.1 million.  After the fourth quarter impairment charges, the carrying values of Peoples’ individual trust preferred and CDO portfolios were $20.8 million and $4.1 million, respectively, at December 31, 2008.  Management concluded no other material individual securities with an unrealized loss at December 31, 2008, were other-than-temporarily impaired.

Additional information regarding Peoples’ investment portfolio can be found in Note 3 of the Notes to the Consolidated Financial Statements.

Loans
    The following table details total outstanding loans at December 31:

(Dollars in thousands)	2008	2007	2006	2005	2004
Year-end loan balances:
Commercial, mortgage	$ 478,298	$ 513,847	$ 469,934	$ 504,923	$ 450,270
Commercial, other	178,834	171,937	191,847	136,331	126,473
Real estate, mortgage	231,778	237,641	252,726	272,327	303,372
Real estate, construction	77,917	71,794	99,311	50,745	35,423
Home equity lines of credit	47,635	42,706	44,937	43,754	46,593
Consumer	87,902	80,544	72,531	62,737	59,572
Deposit account overdrafts	1,668	2,472	1,108	1,059	1,355
Total loans	$1,104,032	$1,120,941	$1,132,394	$1,071,876	$1,023,058
Average total loans	1,113,247	1,122,808	1,108,575	1,040,029	942,761
Average allowance for loan losses	(17,428)	(14,775)	(15,216)	(14,930)	(14,974)
Average loans, net of allowance	$1,095,819	$1,108,033	$1,093,359	$1,025,099	$ 927,787
Percent of loans to total loans at December 31:
Commercial, mortgage	43.3%	45.8%	41.5%	47.1%	44.0%
Commercial, other	16.2%	15.3%	16.9%	12.7%	12.4%
Real estate, mortgage	21.0%	21.2%	22.3%	25.4%	29.7%
Real estate, construction	7.1%	6.4%	8.8%	4.7%	3.5%
Home equity lines of credit	4.3%	3.8%	4.0%	4.1%	4.6%
Consumer	7.9%	7.3%	6.4%	5.9%	5.7%
Deposit account overdrafts	0.2%	0.2%	0.1%	0.1%	0.1%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Although loan production remained steady in 2008, total loan balances declined since year-end 2007, due to normal commercial mortgage loan payoffs offsetting new production and the impact of charge-offs in 2008.  In prior years, Peoples experienced growth in commercial mortgage loan balances due to strong demand in and around central Ohio, although higher than normal payoffs during 2007 produced lower commercial balances at December 31, 2007.

The changes in Peoples’ construction loan balances reflect the demand for commercial construction loans, which comprise a significant portion of the outstanding construction loan balances.  In prior years, Peoples experienced increased competition for these and other commercial loans from the capital markets and other financial institutions, which has impacted Peoples’ ability to retain these loans after the initial construction term.  The remaining portion of Peoples’ construction balances are comprised of residential and other multifamily construction projects.

The following table details the maturities of Peoples’ commercial and construction loans at December 31, 2008:

(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Loan Type
Commercial, mortgage:
Fixed	$ 24,727	$ 45,712	$ 20,943	$ 91,382
Variable	46,140	30,100	310,676	386,916
Total	$ 70,867	$ 75,812	$ 331,619	$ 478,298
Commercial, other:
Fixed	$ 10,001	$ 56,612	$ 9,851	$ 76,464
Variable	63,000	20,967	18,403	102,370
Total	$ 73,001	$ 77,579	$ 28,254	$ 178,834
Real estate, construction:
Fixed	$ 34	$ 9,032	$ 2,677	$ 11,743
Variable	16,430	11,529	38,215	66,174
Total	$ 16,464	$ 20,561	$ 40,892	$ 77,917

Peoples also experienced continued growth in consumer loan balances, due mainly to the efforts in its indirect lending area.  Peoples’ indirect lending activity involves the origination of consumer loans primarily through automobile dealers and comprises a significant portion of its total consumer loans.  Management remains committed to originating quality consumer loans based on sound underwriting practices and appropriate loan pricing discipline, which could limit opportunities for future growth.

Growth of real estate loan balances in recent periods has been impacted by customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with the servicing rights retained.  During the fourth quarter of 2006, Peoples also began selling certain long-term, fixed-rate mortgages to the secondary market with servicing rights released.  Beginning in 2007, Peoples originated and retained in its loan portfolio certain fixed-rate mortgages, primarily loans with an original maturity of 15 years or less.

Loan Concentration
Peoples’ largest industrial concentration of loans consists of credits to borrowers in the lodging and lodging related industry, with total outstanding balances of $60.5 million at December 31, 2008, and $50.6 million at December 31, 2007, representing 12.7% and 9.8% of total outstanding commercial real estate loans, respectively.  Loans to borrowers in the assisted living facilities and nursing home industry also represent a significant portion of Peoples’ commercial real estate loans.  Total outstanding balances of these loans were $54.9 million, or 11.5% of total outstanding commercial real estate loans, at December 31, 2008, compared to $54.0 million, or 10.5%, at December 31, 2007.  These credits were subjected to Peoples’ normal commercial underwriting standards, which include an evaluation of the financial strength, market expertise and experience of the borrowers and principals in these business relationships.

Peoples’ commercial lending activities continue to focus primarily on lending opportunities inside its primary market areas, with loans outside Peoples’ primary market areas comprising approximately 10% of total outstanding loan balances, at both December 31, 2008 and 2007.  The majority of loans are located in Ohio, West Virginia and Kentucky, with total outstanding balances of $76.6 million and $59.9 million at year-end 2008 and 2007, respectively.  In all other states, the aggregate outstanding balance in the state was less than $5 million, except Arizona and Florida, which had outstanding balances of $10.0 million and $8.2 million, respectively, at December 31, 2008.  The Arizona and Florida loans were generated primarily through existing central Ohio-based client relationships.

Allowance for Loan Losses
The following table details the changes in the allowance for loan losses for the years ended December 31:
(Dollars in thousands)	2008	2007	2006	2005	2004
Allowance for loan losses:
Allowance for loan losses, January 1	$ 15,718	$ 14,509	$ 14,720	$ 14,760	$ 14,575
Gross charge offs:
Commercial	18,672	2,265	3,485	1,745	961
Real estate	911	606	361	827	677
Consumer	1,088	981	631	656	886
Overdrafts	1,298	849	1,007	965	1,130
Credit card	–	–	–	–	133
Total gross charge offs	21,969	4,701	5,484	4,193	3,787
Recoveries:
Commercial	647	950	578	1,155	487
Real estate	96	202	377	223	186
Consumer	454	513	389	394	431
Overdrafts	333	280	303	327	308
Credit card	12	6	4	26	14
Total recoveries	1,542	1,951	1,651	2,125	1,426
Net charge-offs (recoveries):
Commercial	18,025	1,315	2,907	590	474
Real estate	815	404	(16)	604	491
Consumer	634	468	242	262	455
Overdrafts	965	569	704	638	822
Credit card	(12)	(6)	(4)	(26)	119
Total net charge-offs	20,427	2,750	3,833	2,068	2,361
Provision for loan losses, December 31	27,640	3,959	3,622	2,028	2,546
Allowance for loan losses, December 31	$ 22,931	$ 15,718	$ 14,509	$ 14,720	$ 14,760

	2008	2007	2006	2005	2004
Ratio of net charge-offs to average loans:
Commercial	1.61%	0.12%	0.27%	0.06%	0.05%
Real estate	0.07%	0.04%	–	0.06%	0.05%
Consumer	0.06%	0.04%	0.02%	0.03%	0.05%
Overdrafts	0.09%	0.05%	0.06%	0.06%	0.09%
Credit card	–	–	–	–	0.01%
Total ratio of net charge-offs to average loans	1.83%	0.25%	0.35%	0.21%	0.25%

In 2008, gross charge-offs increased significantly compared to the prior year largely attributable to losses totaling $16.6 million on impaired commercial loans that became under-collateralized during the year, due to declines in the estimated net realizable fair value of the underlying collateral.  Gross charge-offs in 2007 were higher than historical levels related primarily to losses totaling $2.1 million from six unrelated loan relationships.  One of these relationships also accounted for $2.9 million of the gross charge-offs in 2006.  Gross recoveries for 2008 were lower than recent periods as the result of sizeable, unanticipated recoveries in previous years, which were related to a limited number of unrelated loan relationships.  These recoveries were attributable to higher than expected proceeds from sale of collateral and, when possible, enforcement of guarantees by the principals.

The allowance is allocated among the loan categories based on the consistent, quarterly procedural discipline described in the “Critical Accounting Policies” section of this discussion.  However, the entire allowance for loan losses is available to absorb future loan losses in any loan category.  The following schedule details the allocation of the allowance for loan losses at December 31:
(Dollars in thousands)	2008	2007	2006	2005	2004
Commercial	$ 19,757	$ 14,147	$ 12,661	$ 11,883	$ 11,751
Real estate	1,414	419	957	1,400	1,175
Consumer	1,315	868	596	1,149	1,394
Overdrafts	445	284	295	288	327
Credit card	–	–	–	–	113
Total allowance for loan losses	$ 22,931	$ 15,718	$ 14,509	$ 14,720	$ 14,760
As a percentage of total loans	2.08%	1.40%	1.28%	1.37%	1.44%

The significant allocation of the allowance to commercial loans reflects the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio.  Since year-end 2007, this allocation has increased due mostly to management downgrading the loan quality ratings of certain commercial real estate loans and placing additional loans on nonaccrual status as part of its normal loan review process.  These actions reflect the deterioration in the financial condition of various commercial borrowers and declines in the underlying collateral values of several large commercial real estate loans caused by the contracting economy and commercial real estate market during 2008.  In addition, the weakening economic conditions during 2008 resulted in changes to the qualitative factors used in determining the appropriate level of allowance for loan losses for non-impaired commercial loans, which contributed to the higher allowance for loan losses compared to prior periods.

The allowance allocated to the real estate and consumer loan categories is based upon Peoples’ allowance methodology for homogeneous pools of loans.  The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and changes in loan balances in these categories.

In prior periods, Peoples maintained an allowance for credit cards that reflected an estimate of the loss from the retained recourse on the business cards included in the credit card portfolio sale.  This recourse arrangement expired during the second quarter of 2005, eliminating the need for an allocation for credit cards.

The following table details Peoples’ nonperforming assets at December 31:
(Dollars in thousands)	2008	2007	2006	2005	2004
Loans 90+ days past due and accruing	$ –	$ 378	$ 1	$ 251	$ 285
Renegotiated loans	–	–	1,218	–	1,128
Nonaccrual loans	41,320	8,980	8,785	6,284	5,130
Total nonperforming loans	41,320	9,358	10,004	6,535	6,543
Other real estate owned	525	343	–	308	1,163
Total nonperforming assets	$ 41,845	$ 9,701	$ 10,004	$ 6,843	$ 7,706
Nonperforming loans as a percent of total loans	3.74%	0.83%	0.88%	0.61%	0.64%
Nonperforming assets as a percent of total assets	2.09%	0.51%	0.53%	0.37%	0.43%
Allowance for loan losses as a percent of
nonperforming loans	55.5%	168.0%	145.0%	225.2%	225.6%

Peoples’ nonaccrual loans are comprised almost entirely of commercial and real estate loans, with much of the increase in 2008 isolated to eight large commercial real estate loan relationships. Several of the loans placed on nonaccrual status during 2008 were charged down to the estimated net realizable fair value of the underlying collateral, resulting in the lower allowance for loan losses to nonperforming loans ratios compared to prior periods.  Interest income on loans classified as nonaccrual and renegotiated at each year-end that would have been recorded under the original terms of the loans was $1,936,000; $786,000 and $567,000 for 2008; 2007 and 2006, respectively, of which $20,000; $47,000 and $34,000, respectively, was actually recorded consistent with the income recognition policy described in the “Critical Accounting Policies” section of this discussion.

A loan is considered impaired when, based on current information and events, it is probable that Peoples will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement.  The measurement of potential impaired loan losses is generally based on the present value of expected future cash flows discounted at the loan’s contractual effective interest rate, or the fair value of the collateral if the loan is collateral dependent.  If foreclosure is probable, impairment loss is measured based on the fair value of the collateral.  Information regarding Peoples’ impaired loans is included in Note 4 of the Notes to the Consolidated Financial Statements.

Deposits
Peoples’ deposit balances were comprised of the following at December 31:
(Dollars in thousands)	2008	2007	2006	2005	2004
Retail certificates of deposit	$ 626,195	$ 499,684	$ 514,885	$ 465,148	$ 456,850
Money market deposit accounts	213,498	153,299	134,387	110,372	107,394
Interest-bearing transaction accounts	187,100	191,359	170,022	178,030	165,144
Savings accounts	115,419	107,389	114,186	131,221	157,145
Total retail interest-bearing deposits	1,142,212	951,731	933,480	884,771	886,533
Brokered certificates of deposits	44,116	59,589	129,128	41,786	29,909
Total interest-bearing deposits	1,186,328	1,011,320	1,062,608	926,557	916,442
Non-interest-bearing deposits	180,040	175,057	170,921	162,729	152,979
Total deposit balances	$ 1,366,368	$ 1,186,377	$ 1,233,529	$ 1,089,286	$ 1,069,421

Overall, Peoples ability to attract and retain retail deposits in recent years has been challenged by progressively intense competition for deposits within its markets.  During 2008, Peoples successfully grew retail certificates of deposit (“CDs”) by attracting nearly $108 million of funds from customers outside its primary market area as an alternative to higher-cost brokered deposits.  Contributing to the higher retail CD balances in 2008 were $35.7 million of funds deposited by customers through the Certificate of Deposit Account Registry System, or CDARS, program, with $18 million attributable to a single commercial deposit during the fourth quarter of 2008.  These increases were partially offset by an $18.7 million decline in governmental deposits, which are subject to competitive bidding and typically require pledging of investment securities as collateral.

Money market balances have nearly doubled since year-end 2005, due largely to Peoples offering a personal money market product with a more competitive rate.  In 2008, money market balances increased 39% in response to Peoples offering more competitive rates, coupled with $45.6 million of additional funds from trust customers.  The increase in trust funds was largely the result of certain alternative money market funds offered by unaffiliated providers, which Peoples’ trust department had utilized for its customers, being closed to new deposits late in the fourth quarter of 2008, due to the ultra-low short-term interest rates.  Management considers these additional trust funds as short-term, inexpensive funding source, although the amounts could change unexpectedly in future periods.

A significant portion of Peoples’ interest-bearing transaction account balances are comprised of deposits from state and local governmental entities, which are subject to periodic fluctuations based on the timing of tax collections and subsequent expenditures or disbursements.  While Peoples has experienced steady growth in these public funds over the last few years, consumer balances contracted in 2008 and 2006, resulting in an overall decline in interest-bearing transaction account balances.

In late 2005, Peoples’ implemented a direct mail and free gift marketing strategy designed to attract new customers and increase non-interest-bearing deposits.  This strategy generated many new customer accounts and higher consumer balances.  The increase in 2007 was attributed to commercial deposit growth.  Peoples continues to focus on expanding core deposit balances as a means of reducing reliance on typically higher costing, wholesale funding sources.

In both 2008 and 2007, Peoples reduced its amount of brokered deposits, due to the retail deposit growth and availability of other lower rate wholesale funding.  Management may continue to use brokered deposits in the future to help manage interest rate sensitivity and liquidity, as well as maintain diversity in funding sources.

The maturities of certificates of deposit with total balances of $100,000 or more at December 31 were as follows:
(Dollars in thousands)	2008	2007	2006	2005	2004
3 months or less	$ 66,757	$ 42,809	$ 26,601	$ 25,884	$ 17,772
Over 3 to 6 months	50,545	33,411	47,738	25,628	17,923
Over 6 to 12 months	54,610	24,718	59,084	34,207	14,163
Over 12 months	63,345	43,386	89,049	82,174	76,267
Total	$235,257	$144,324	$222,472	$167,893	$126,125

Borrowed Funds
In 2008, Peoples reduced total borrowed funds 10%, to $429.6 million at December 31, 2008, as a $157.5 million decrease in short-term FHLB borrowings was partially offset by a $76.3 million increase in long-term borrowings, primarily FHLB advances, and higher balances in retail repurchase agreements.  The reduction in short-term FHLB borrowings occurred as a result of the retail deposit growth.  Long-term borrowings increased due largely to an interest rate risk management strategy initiated in the second half of 2007.  Retail repurchase agreements were up in 2008, due primarily to a single commercial customer transferring approximately $14 million of money market deposits to an overnight repurchase agreement late in the third quarter of 2008.  Additional information regarding Peoples’ borrowed funds can be found in Notes 8 and 9 of the Notes to the Consolidated Financial Statements.

Capital/Stockholders' Equity
At December 31, 2008, total stockholders’ equity was $186.6 million, down 8% compared to year-end 2007, due mostly to a lower fair value of Peoples’ available-for-sale investments.  Peoples also declared dividends totaling $9.5 million, or $0.91 per share, in 2008, which exceeded net income by $2.0 million, compared to dividends of $9.2 million, or $0.88 per share, in 2007, which represented 50.4% of 2007’s net income.

Throughout 2008, the capital positions of Peoples and its banking subsidiary have remained substantially above amounts needed to be considered well capitalized by banking regulations.  These capital positions allowed Peoples to increase dividends declared to shareholders during 2008, despite lower earnings.  However, Peoples’ ability to increase its quarterly dividend in future periods, from its current rate of $0.23 per share, is restricted as the result of participating in the TARP Capital Purchase Program.  In addition, other restrictions and limitations may prohibit Peoples from paying dividends even when sufficient cash is available.  Further discussion regarding restrictions on Peoples’ ability to pay future dividends can be found in Note 16 of the Notes to the Consolidated Financial Statements, as well as the “Supervision and Regulation –TARP Capital Purchase Program” and “Supervision and Regulation -Dividend Restrictions” sections under Item 1 of this Form 10-K.

During 2008, Peoples has been less active with treasury stock purchases, as management has focused on maintaining Peoples’ capital position, especially considering the uncertainty that existed in the financial markets and economy as a whole.  In 2008, Peoples repurchased 13,600 of its common shares, at an average price of $21.59, under its announced stock repurchase program, compared to 463,600 common shares, at an average price of $26.21, in 2007.  Peoples’ ability to repurchase common shares in future periods will be limited since the announced stock repurchase program expired on December 31, 2008, and Peoples’ participation in the TARP Capital Purchase Program restricts repurchases of common shares.  Additional information regarding these restrictions can be found in the “Supervision and Regulation-TARP Capital Purchase Program” section under Item 1 of this Form 10-K.

Management uses the tangible capital ratio as one measure of the adequacy of Peoples’ equity.  The ratio, defined as tangible equity as a percentage of tangible assets, excludes the balance sheet impact of intangible assets acquired through acquisitions.  At December 31, 2008, Peoples’ tangible capital ratio was 6.21% compared to 7.42% at December 31, 2007.  The lower ratio compared to the prior year-end was the result of an 11% decrease in tangible equity, due mostly to the lower fair value of the investment portfolio, coupled with a 7% increase in tangible assets from purchases of investment securities.

Further information regarding Peoples and Peoples Bank’s risk-based capital ratios can be found in Note 16 of the Notes to Consolidated Financial Statements

Interest Rate Sensitivity and Liquidity
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

Interest Rate Risk
Interest rate risk (“IRR”) is one of the most significant risks arising in the normal course of business of financial services companies like Peoples.  IRR is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as market values of financial assets and liabilities.  Peoples’ exposure to IRR is due primarily to differences in the maturity or repricing of earning assets and interest-bearing liabilities.  In addition, other factors, such as prepayments of loans and investment securities or early withdrawal of deposits, can expose Peoples to IRR and increase interest costs or reduce revenue streams.

Peoples has assigned overall management of IRR to the ALCO, which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level and amount of IRR.  The objective of Peoples’ IRR policy is to assist the ALCO in its evaluation of the impact of changing interest rate conditions on earnings and economic value of equity, as well as assist with the implementation of strategies intended to reduce Peoples’ IRR.  The management of IRR involves either maintaining or changing the level of risk exposure by changing the repricing and maturity characteristics of the cash flows for specific assets or liabilities.

The ALCO uses various methods to assess and monitor the current level of Peoples’ IRR and the impact of potential strategies or other changes.  However, the ALCO predominantly relies on simulation modeling in its overall management of IRR since it is a dynamic measure.  Simulation modeling also estimates the impact of potential changes in interest rates and balance sheet structures on future earnings and projected fair value of equity.

The modeling process starts with a base case simulation using the current balance sheet and current interest rates held constant for the next twelve months.  Alternate scenarios are prepared which simulate the impact of increasing and decreasing market interest rates, assuming parallel yield curve shifts.  Comparisons produced from the simulation data, showing the changes in net interest income from the base interest rate scenario, illustrate the risks associated with the current balance sheet structure.  Additional simulations, when deemed appropriate or necessary, are prepared using different interest rate scenarios than those used with the base case simulation and/or possible changes in balance sheet composition.  Comparisons showing the earnings and equity value variance from the base case are provided to the ALCO for review and discussion.

The ALCO has established limits on changes in net interest income and the economic value of equity.  The ALCO limits the decrease in net interest income to 15% or less from base case for each 200 basis point shift in interest rates measured over a twelve-month period.  The ALCO limits the negative impact on net equity to 30% or less given an immediate and sustained 200 basis point shift in interest rates.

The following table illustrates the estimated impact of an immediate and sustained change in interest rates (dollars in thousands):

Increase in	Estimated (Decrease) Increase				Estimated (Decrease) Increase
Interest Rate	in Net Interest Income				in Economic Value of Equity
(in Basis Points)	December 31, 2008		December 31, 2007		December 31, 2008		December 31, 2007
300	$ (1,713)	(2.9)%	$ (8,730)	(16.1)%	$ (5,386)	(2.4)%	$ (30,772)	(12.1)%
200	(418)	(0.7)%	(5,276)	(9.7)%	(1,048)	(0.5)%	(19,186)	(7.6)%
100	84	0.1%	(2,264)	(4.2)%	2,946	1.3%	(7,830)	(3.1)%

This table uses a standard, parallel shock analysis for assessing the IRR to net interest income and the economic value of equity.  A parallel shock means all points on the yield curve (one year, two year, three year, etc.) are directionally shocked the same amount of basis points (100 basis points equal to 1%).  Although a parallel shock table can give insight into the current direction and magnitude of IRR inherent in the balance sheet, interest rates do not always move in a complete parallel manner during interest rate cycles.  These nonparallel movements in interest rates, commonly called yield curve steepening or flattening movements, tend to occur during the beginning and end of an interest rate cycle.  As a result, management conducts more advanced interest rate shock scenarios to gain a better understanding of Peoples’ exposure to nonparallel rate shifts.

Throughout 2008, management shifted the balance sheet from its liability sensitive interest risk position at year-end 2007 to a more neutral position given the uncertainty regarding future interest rate changes.  During the fourth quarter of 2008, management took steps to move the balance sheet to an asset sensitive position in preparation for a rising interest rate environment.  Specifically, management selectively increased and extended the maturities of borrowed funds and retail CDs, thereby reducing overnight funding, and took steps to reposition the investment portfolio to reduce price volatility.  Due to these changes, management has reduced net interest income at risk in an “up 100 basis point” rate shock as of December 31, 2008.

While the balance sheet positioning at December 31, 2008, shows a reduction in net interest income for various parallel rate shock scenarios, these shocks do not take into account Peoples positioning along the interest rate curve or ALCO's ability to take appropriate actions, when necessary, to further minimize the impact of changes in interest rates on future earnings.  The ALCO will continue to monitor Peoples’ overall IRR position and take appropriate actions, when necessary, to preserve the current balance sheet risk position and minimize the impact of changes in interest rates on future earnings.

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

At December 31, 2008, Peoples had available borrowing capacity through its wholesale funding sources and unpledged investment securities totaling approximately $124 million that can be used to satisfy liquidity needs, unchanged versus year-end 2007.  This liquidity position excludes the impact of Peoples’ ability to obtain additional funding by either offering higher rates on retail deposits or issuing additional brokered deposits.  During 2008, management took steps to enhance the diversity of the liquidity sources as a means of reducing reliance of the FHLB for liquidity.  Management believes the current balance of cash and cash equivalents and anticipated cash flows from the investment portfolio, along with the availability of other funding sources, will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.

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

The following is a summary of Peoples’ significant off-balance sheet activities and contractual obligations.  Detailed information regarding these activities and obligations can be found in the Notes to the Consolidated Financial Statements as follows:

Activity or Obligation	Note
Off-balance sheet credit-related financial instruments	15
Interest rate contracts	15
Low-income housing tax credit investments	15
Operating lease obligations	5
Long-term debt obligations	9
Junior subordinated notes held by subsidiary trusts	10

Traditional off-balance sheet credit-related financial instruments are primarily commitments to extend credit and standby letters of credit.  These activities are necessary to meet the financing needs of customers and could require Peoples to make cash payments to third parties in the event certain specified future events occur.  The contractual amounts represent the extent of Peoples’ exposure in these off-balance sheet activities.  However, since certain off-balance sheet commitments, particularly standby letters of credit, are expected to expire or only partially be used, the total amount of commitments does not necessarily represent future cash requirements.

At December 31, 2008, Peoples held an option to initiate an interest rate swap with a notional amount of $17 million.  This interest rate contract is carried at fair value on Peoples’ Consolidated Balance Sheets, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date.  As a result, the amounts recorded do not represent the amounts that may ultimately be paid or received under this contract.  Peoples may consider using other interest rate contracts or derivatives in the future, as deemed appropriate by management and the ALCO, to help manage Peoples’ interest rate risk position.

Peoples also has commitments to make additional capital contributions in low-income housing tax credit funds, consisting of a pool of low-income housing projects.  As a limited partner in these funds, Peoples receives federal income tax benefits, which assist Peoples in managing its overall tax burden.  Since the future contributions are conditioned on certain future events, the total amount of future equity contributions at December 31, 2008, is not reflected on the Consolidated Balance Sheets.

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

The following table details the aggregate amount of future payments Peoples is required to make under certain contractual obligations as of December 31, 2008:

		Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$ 308,297	$ 67,025	$ 76,865	$ 38,147	$ 126,260
Junior subordinated notes held by subsidiary trust (1)	22,495	–	–	–	22,495
Operating leases	6,512	861	1,676	1,666	2,309
Time deposits	670,311	460,944	164,644	44,485	238
Total	$1,007,615	$ 528,830	$243,185	$ 84,298	$ 151,302
(1) Amounts reflect solely the minimum required principal payments.

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

Future Outlook
Peoples continues to focus on serving clients, diversifying revenues, improving operating efficiency and reducing reliance on net interest income.  However, contraction in the economy and commercial real estate markets created increasingly difficult conditions within the financial services industry.  The impact of these adverse conditions on loan quality and certain investment securities overshadowed any positive results in 2008 but highlighted the value of Peoples’ strong capital position and liquidity levels.

A major emphasis for management in 2008 was protecting Peoples’ capital and improving liquidity levels.  This focus provided stable capital ratios.  In January 2009, Peoples took steps to fortify its capital position by participating in the TARP Capital Purchase Program, which generated $39 million of new equity capital.  With this additional capital, Peoples’ Tier 1 and Total Risk-Based Capital ratios increased to 13.55% and 16.15%, using the risk-based capital data at December 31, 2008, compared to the year-end 2008 ratios of 11.88% and 13.19%, respectively.  Peoples’ primary intent is to use the new capital for loan originations, although the stronger capital position also affords greater capacity to work through problem loans and to provide appropriate relief to struggling mortgage and consumer borrowers.

In 2008, net interest income and margin improvement occurred from the combination of lower short-term market rates and retail deposit growth.  During the fourth quarter of 2008, the aggressive action by the Federal Reserve resulted in short-term rates falling to historically low levels.  Management believes net interest margin pressure could intensify if the Federal Reserve keeps rates at current ultra-low levels for an extended period.  However, management remains focused on maintaining net interest income levels and preserving Peoples’ current asset sensitive interest rate risk position in preparation for the eventual rising interest rate environment.  Given the uncertainty surrounding the timing and magnitude of future interest rate changes, as well as the impact of competition for loans and deposits, Peoples’ net interest margin and income remain inherently difficult to predict and manage.

The investment securities portfolio could remain a significant portion of the earning asset base in 2009.  Peoples may take additional steps to reposition the investment portfolio and further reduce interest rate exposures as opportunities arise due to changes in market conditions.  In addition, the cash flow being generated from the investment portfolio on a monthly basis has increased significantly due largely to overall increase in the size of the portfolio and higher investment in mortgage-backed securities.  As a result, Peoples could adjust the size or composition of the portfolio based on, among other factors, changes in the loan portfolio, liquidity needs and interest rate conditions.

In 2007 and 2008, total loan balances were impacted by elevated levels of payoffs and charge-offs, which offset new production.  In 2009, management does not anticipate the same level of payoffs or charge-offs.  Loan growth still could be challenged by economic conditions and the impact of selling residential real estate loans to the secondary market.  Peoples’ lenders remain committed to originating loans that meet prudent underwriting standards given current economic conditions.

In 2008, non-interest income benefited from growth in deposit account service charges and e-banking income.  While management believes similar increases could occur in these areas during 2009, total non-interest income levels could be challenged by the continued pressure on fiduciary and brokerage revenues from lower market values of investments.  Mortgage banking income could benefit from customers seeking to refinance existing loans due to the lower interest rate, although the impact of sluggish conditions in the housing market and economy in general could reduce home sales and, thus, demand for new mortgage loans.  Peoples remains committed to customer-focused delivery of financial services and increasing cross-sale activity among its business lines, which should produce additional non-interest revenues.

 Operating expense growth has been minimal over the last couple years due to management’s efforts to improve efficiencies.  While cost control will remain a priority in 2009, management anticipates a modest increase in total non-interest expense in 2009, due mostly to higher deposit insurance costs.  Peoples’ election to participate in the FDIC’s Temporary Liquidity Guarantee Program, which provides unlimited deposit insurance on funds in non-interest-bearing transaction deposit accounts, will result in slightly higher assessment rates during 2009.  In addition, the FDIC has announced plans to impose emergency special assessments on all insured institutions during 2009 to ensure the continued strength of the deposit insurance fund.  If these special assessments are imposed, Peoples’ 2009 FDIC insurance expense could be significantly higher than recent periods.  The increased number of bank failures during 2008, coupled with the potential for additional failures in 2009, may cause the deposit insurance fund to decrease to levels that will require further increases in the assessment rates.  Management believes the trend in recent periods of rising employee medical benefit costs will continue and anticipates an increase in pension expense from changes to certain variables, such as the discount rate, used to determine the net periodic benefit cost.  These increases could result in higher salary and employee benefit costs compared to the amount incurred in 2008.  However, the increase in base salaries and wages in 2009 should be minimal, as upper management will not accept any salary increases for 2009.

Peoples continues to be proactive in identifying possible problem loans and remains diligent in its collection efforts.  Asset quality will remain a major focal point in 2009, as management works through extremely difficult market conditions.  A key goal for 2009 will be reducing nonperforming loans.  However, the market for selling properties is much slower than in past years, so it will take time to resolve some of these problem loans.

Growing retail deposit balances and reducing Peoples’ reliance on higher cost wholesale funding sources will remain a point of emphasis in 2009.  Competition for deposits could make it difficult for Peoples to build on its recent success.  Still, Peoples’ sales associates are focused on developing long-term relationships and uncovering other financial needs of these new customers, while at the same time expanding relationships with existing customers, and working to deliver the right financial products and services to Peoples’ growing customer base.

In recent years, Peoples has been successful at growing its business and revenues through strategic acquisitions and expansion.  Management believes conditions in several markets served by Peoples could provide opportunities for potential growth.  Further, management believes Peoples’ capital position remains at levels that will support disciplined balance sheet growth opportunities.  The evaluation of potential acquisitions will be more strenuous and selective, especially considering the value of capital during difficult economic times.  Ultimately, any future expansion will be driven by growth opportunities in both deposits and loans.

While the need to generate short-term results is understood, management believes its disciplined, long-term approach to improving earnings through diversification of the revenue base will allow Peoples’ to build the greatest value for shareholders.  Peoples remains a service-oriented company with a focus on satisfying clients through a relationship sales process.  Through this process, sales associates work to anticipate, uncover and solve their clients’ every financial need, from insurance to banking to investment services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to the section captioned “Interest Rate Sensitivity and Liquidity” under Item 7 of this Form 10-K, which section is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and accompanying notes, and the report of independent registered public accounting firm, are set forth immediately following Item 9B of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No response required.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of December 31, 2008.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Chief Financial Officer and Treasurer have concluded that:

(a)
information required to be disclosed by Peoples in this Annual Report on Form 10-K and other reports Peoples files or submits under the Exchange Act would be accumulated and communicated to Peoples’ management, including its President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure;

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

Management’s Annual Report on Internal Control Over Financial Reporting
The “Report of Management’s Assessment of Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 49 of this Annual Report on Form 10-K.

Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting” required by Item 308(b) of SEC Regulation S-K is included on page 50 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
During the fourth quarter of Peoples’ fiscal year ended December 31, 2008, no changes were made in Peoples’ internal control over financial reporting that have materially effected, or are reasonably likely to materially effect, Peoples’ internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

No response required.

Report of Management’s Assessment of Internal Control Over Financial Reporting

Peoples’ management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Peoples’ internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation, integrity, and fair presentation of Peoples’ Consolidated Financial Statements for external purposes in accordance with United States generally accepted accounting principles.

With the supervision and participation of its President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Treasurer, management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management assessed the effectiveness of Peoples’ internal control over financial reporting as of December 31, 2008, and, based on this assessment, has concluded Peoples’ internal control over financial reporting is effective as of that date.

Peoples’ independent registered public accounting firm, Ernst & Young LLP has audited the Consolidated Financial Statements included in this Annual Report and has issued an attestation report on Peoples’ internal control over financial reporting.

/s/ MARK F. BRADLEY	/s/ EDWARD G. SLOANE
Mark F. Bradley	Edward G. Sloane
President and Chief Executive Officer	Executive Vice President,
Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Peoples Bancorp Inc.

We have audited Peoples Bancorp Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Peoples Bancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Peoples Bancorp Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Bancorp Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 2, 2009 expressed an unqualified opinion thereon.

            Charleston, West Virginia
March 2, 2009

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Shareholders of Peoples Bancorp Inc.

We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of Peoples Bancorp Inc.’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Bancorp Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peoples Bancorp Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009, expressed an unqualified opinion thereon.

Charleston, West Virginia
March 2, 2009

            PEOPLES BANCORP INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2008	2007
Assets
Cash and cash equivalents:
Cash and due from banks	$ 34,389	$ 43,275
Interest-bearing deposits in other banks	1,209	1,925
Total cash and cash equivalents	35,598	45,200

Available-for-sale investment securities, at fair value (amortized cost of
$696,855 and $535,979 at December 31, 2008 and 2007, respectively)	684,757	542,231
Other investment securities, at cost	23,996	23,232
Total investment securities	708,753	565,463

Loans, net of deferred fees and costs	1,104,032	1,120,941
Allowance for loan losses	(22,931)	(15,718)
Net loans	1,081,101	1,105,223

Loans held for sale	791	1,994
Bank premises and equipment, net	25,111	24,803
Bank owned life insurance	51,873	50,291
Goodwill	62,520	62,520
Other intangible assets	3,886	5,509
Other assets	32,705	24,550
Total assets	$ 2,002,338	$ 1,885,553

Liabilities
Deposits:
Non-interest-bearing	$ 180,040	$ 175,057
Interest-bearing	1,186,328	1,011,320
Total deposits	1,366,368	1,186,377

Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	68,852	35,041
Federal Home Loan Bank advances	30,000	187,500
Total short-term borrowings	98,852	222,541

Long-term borrowings	308,297	231,979
Junior subordinated notes held by subsidiary trusts	22,495	22,460
Accrued expenses and other liabilities	19,700	19,360
Total liabilities	1,815,712	1,682,717

Stockholders’ Equity
Common stock, no par value, 24,000,000 shares authorized,
10,975,364 shares issued and 10,925,954 shares issued at December 31, 2008
and 2007, respectively, including shares in treasury	164,716	163,399
Retained earnings	50,512	52,527
Accumulated comprehensive (loss) income, net of deferred income taxes	(12,288)	3,014
Treasury stock, at cost, 641,480 shares and 629,206 shares at December 31, 2008
and 2007, respectively	(16,314)	(16,104)
Total stockholders’ equity	186,626	202,836
Total liabilities and stockholders’ equity	$ 2,002,338	$ 1,885,553

See Notes to the Consolidated Financial Statements.

            PEOPLES BANCORP INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2008	2007	2006
Interest Income:
Interest and fees on loans	$ 74,268	$ 85,035	$ 81,329
Interest and dividends on taxable investment securities	29,106	25,647	24,418
Interest on tax-exempt investment securities	2,788	2,567	2,867
Other interest income	65	170	180
Total interest income	106,227	113,419	108,794
Interest Expense:
Interest on deposits	31,310	36,975	32,261
Interest on short-term borrowings	3,383	11,835	10,443
Interest on long-term borrowings	11,079	8,513	10,271
Interest on junior subordinated notes held by subsidiary trusts	1,976	2,175	2,602
Total interest expense	47,748	59,498	55,577
Net interest income	58,479	53,921	53,217
Provision for loan losses	27,640	3,959	3,622
Net interest income after provision for loan losses	30,839	49,962	49,595
Other Income:
Deposit account service charges	10,137	9,890	10,215
Insurance income	9,902	9,701	9,619
Trust and investment income	5,139	4,983	4,258
Electronic banking income	3,882	3,524	3,080
Bank owned life insurance	1,582	1,661	1,637
Mortgage banking income	681	885	825
(Loss) gain on investment securities	(2,592)	(6,062)	265
Gain on sale of banking offices	775	–	454
Other non-interest income	755	782	772
Total other income	30,261	25,364	31,125
Other Expenses:
Salaries and employee benefit costs	28,521	27,552	26,178
Net occupancy and equipment	5,540	5,298	5,252
Electronic banking expense	2,289	2,206	1,793
Professional fees	2,212	2,246	2,465
Data processing and software	2,181	2,210	1,905
Franchise tax	1,609	973	1,760
Amortization of other intangible assets	1,586	1,934	2,261
Marketing	1,293	1,515	1,659
FDIC insurance	361	146	143
Other non-interest expense	7,893	7,372	7,881
Total other expenses	53,485	51,452	51,297
Income before income taxes	7,615	23,874	29,423
Income taxes:
Current	3,021	6,548	8,121
Deferred	(2,861)	(988)	(256)
Total income taxes	160	5,560	7,865
Net income	$ 7,455	$ 18,314	$ 21,558

Earnings per share:
Basic	$ 0.72	$ 1.75	$ 2.03
Diluted	$ 0.72	$ 1.74	$ 2.01

Weighted-average number of shares outstanding:
Basic	10,315,263	10,462,933	10,606,570
Diluted	10,348,579	10,529,634	10,723,933

            PEOPLES BANCORP INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)	Common Stock	Retained Earnings	Accumulated Comprehensive (Loss) Income	Treasury Stock	Total
Balance, December 31, 2005	$ 162,231	$ 30,740	$ (1,116)	$ (8,778)	$ 183,077
Net income		21,558			21,558
Other comprehensive income, net of tax			137		137
Cash dividends declared of $0.83 per share		(8,859)			(8,859)
Stock option exercises	(878)			3,575	2,697
Tax benefit from exercise of stock options	384				384
Purchase of treasury stock				(1,214)	(1,214)
Common stock issued under dividend	577				577
reinvestment plan
Stock-based compensation expense	280				280
Issuance of common stock related to acquisitions:
Putnam Agency, Inc.	19			121	140
Barengo Insurance Agency, Inc.	41			369	410
Adjustment to initally apply SFAS 158, net of tax			(2,018)		(2,018)
Balance, December 31, 2006	$ 162,654	$ 43,439	$ (2,997)	$ (5,927)	$ 197,169
Net income		18,314			18,314
Other comprehensive income, net of tax			6,011		6,011
Cash dividends declared of $0.88 per share		(9,226)			(9,226)
Stock option exercises	(626)			1,585	959
Tax benefit from exercise of stock options	146				146
Purchase of treasury stock				(12,350)	(12,350)
Common stock issued under dividend	848				848
reinvestment plan
Stock-based compensation expense	391				391
Issuance of common stock related to acquisitions:
Putnam Agency, Inc.	(5)			129	124
Barengo Insurance Agency, Inc.	(9)			459	450
Balance, December 31, 2007	$ 163,399	$ 52,527	$ 3,014	$ (16,104)	$ 202,836
Net income		7,455			7,455
Other comprehensive loss, net of tax			(15,302)		(15,302)
Cash dividends declared of $0.91 per share		(9,470)			(9,470)
Stock option exercises	(113)			296	183
Tax benefit from exercise of stock options	(32)				(32)
Purchase of treasury stock				(506)	(506)
Common stock issued under dividend	964				964
reinvestment plan
Stock-based compensation expense	498				498
Balance, December 31, 2008	$ 164,716	$ 50,512	$ (12,288)	$ (16,314)	$ 186,626

See Notes to the Consolidated Financial Statements.

            PEOPLES BANCORP INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006
Operating activities
Net income	$ 7,455	$ 18,314	$ 21,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	5,749	7,188	8,653
Provision for loan losses	27,640	3,959	3,622
Bank owned life insurance income	(1,582)	(1,661)	(1,637)
Net loss (gain) on investment securities	2,592	6,062	(265)
Loans originated for sale	(31,069)	(40,582)	(36,285)
Proceeds from sales of loans	32,546	40,065	36,806
Net gains on sales of loans	(555)	(750)	(720)
Deferred income tax benefit	(2,861)	(988)	(256)
(Decrease) increase in accrued expenses	(429)	(1,941)	2,129
Decrease (increase) in interest receivable	1,055	610	(1,099)
Other, net	(4,977)	605	(1,533)
Net cash provided by operating activities	35,564	30,881	30,973
Investing activities
Available-for-sale securities:
Purchases	(457,226)	(151,912)	(52,195)
Proceeds from sales	156,767	151	11,101
Proceeds from maturities, calls and prepayments	137,292	136,491	82,013
Net (increase) decrease in loans	(3,109)	9,260	(64,493)
Net expenditures for premises and equipment	(3,449)	(3,027)	(2,711)
Proceeds from sales of other real estate owned	273	107	670
Acquisitions, net of cash received	–	(1,070)	(1,453)
Sale of banking offices and other assets	775	–	(2,843)
Investment in limited partnership and tax credit funds	(249)	(426)	(1,349)
Net cash used in investing activities	(168,926)	(10,426)	(31,260)
Financing activities
Net increase in non-interest-bearing deposits	4,983	4,136	7,734
Net increase (decrease) in interest-bearing deposits	174,900	(51,453)	139,497
Net (decrease) increase in short-term borrowings	(123,689)	27,658	21,187
Proceeds from long-term borrowings	140,000	115,000	30,000
Payments on long-term borrowings	(63,682)	(83,814)	(191,672)
Cash dividends paid on common shares	(8,423)	(8,373)	(8,164)
Purchase of treasury stock	(506)	(12,350)	(1,214)
Proceeds from issuance of common stock	210	989	2,719
Redemption of trust preferred securities	–	(7,000)	(25)
Excess tax (expense) benefit for share based payments	(33)	146	383
Net cash provided by (used in) financing activities	123,760	(15,061)	445
Net (decrease) increase in cash and cash equivalents	(9,602)	5,394	158
Cash and cash equivalents at beginning of year	45,200	39,806	39,648
Cash and cash equivalents at end of year	$ 35,598	$ 45,200	$ 39,806
Supplemental cash flow information:
Interest paid	$ 48,138	$ 60,037	$ 54,444
Income taxes paid	4,395	5,253	5,446
Value of shares issued for acquisitions	–	574	550

See Notes to the Consolidated Financial Statements.

PEOPLES BANCORP INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Peoples Bancorp Inc. is a financial holding company that offers a full range of financial services and products, including commercial and retail banking, insurance, brokerage and trust services, through its principal operating subsidiary, Peoples Bank, National Association (“Peoples Bank”).  Services are provided through 49 financial service locations and 38 automated teller machines in Ohio, West Virginia and Kentucky, as well as internet-based banking.

Note 1. Summary of Significant Accounting Policies

The accounting and reporting policies of Peoples Bancorp Inc. and Subsidiaries (“Peoples” refers to, Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to Peoples Bancorp Inc.) conform to generally accepted accounting principles in the United States of America (“US GAAP”) and to general practices within the banking industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Certain items in prior financial statements have been reclassified to conform to the current presentation, which had no impact on net income, comprehensive income or loss, net cash provided by operating activities or stockholders’ equity.

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

The Consolidated Financial Statements include the accounts of Peoples and its consolidated subsidiaries, Peoples Bank and Peoples Investment Company, along with their wholly-owned subsidiaries.  Peoples previously formed two statutory business trusts described in Note 10 that are variable interest entities under FIN 46 for which Peoples is not the primary beneficiary.  As a result, the accounts of these trusts are not included in Peoples’ Consolidated Financial Statements.  All significant intercompany accounts and transactions have been eliminated.

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

Certain restricted equity securities that do not have readily determinable fair values and for which Peoples does not exercise significant influence, are carried at cost.  These cost method securities are reported as other investment securities on the Consolidated Balance Sheets and consist solely of shares of the Federal Home Loan Bank (“FHLB”) of Cincinnati and the Federal Reserve Bank of Cleveland.

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

Securities Sold Under Agreements to Repurchase: Peoples enters into sales of securities under agreements to repurchase (“Repurchase Agreements”) with customers and other financial service companies, which are treated as financings.  The obligations to repurchase securities sold are recorded as a liability on the Consolidated Balance Sheets and disclosed in Notes 8 and 9.  Securities pledged as collateral under Repurchase Agreements are included in investment securities on the Consolidated Balance Sheets.  The fair value of the collateral pledged to a third party is continually monitored and additional collateral is pledged or returned, as deemed appropriate.

Loans: Loans originated that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses.  The foreseeable future is based upon current market conditions and business strategies, as well as balance sheet management and liquidity.  As the conditions change, so may management’s view of the foreseeable future.  Net deferred loan costs were $946,000 and $578,000 at December 31, 2008 and 2007, respectively.

A loan is considered impaired, based on current information and events, if it is probable that collection of principal and interest payments when due according to the contractual terms of the loan agreement is doubtful.  Impaired loans include commercial loans placed on nonaccrual status, renegotiated or internally classified as substandard or doubtful (as those terms are defined by banking regulations) and meet the definition of impaired loans.  The amount of impairment is based on the fair value of the underlying collateral if repayment is expected solely from the sale of the collateral.  Amounts deemed uncollectible are charged-off against the allowance for loan losses.  Consumer and residential real estate loans typically are not placed on nonaccrual, and instead are charged down to the net realizable value.

Loans acquired in a business combination that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that Peoples will be unable to collect all contractually required payments receivable are initially recorded at fair value (the present value of the amounts expected to be collected) with no valuation allowance.  The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield”, is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference”, are not recognized as a yield adjustment or as a loss accrual or a valuation allowance.

Over the life of these acquired loans, management continues to monitor each acquired loan portfolio for changes in credit quality.  Subsequent increases in expected cash flows subsequent to acquisition are recognized prospectively over their remaining life as a yield adjustment on the loans.  Subsequent decreases in expected cash flows are recognized as impairment, with the amount of the expected loss included in management’s evaluation of the adequacy of the allowance for loan loss.

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

The amount of the allowance for the various loan types represents management’s estimate of expected losses from existing loans based upon specific allocations for individual lending relationships and historical loss experience for each category of homogeneous loans adjusted for certain qualitative risk factors.  The allowance for loan loss related to an impaired loan is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.  This evaluation requires management to make estimates of the amounts and timing of future cash flows on impaired loans, which consist primarily of nonaccrual and restructured loans.  While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.

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

Bank Owned Life Insurance: Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain employees who have provided positive consent allowing Peoples Bank to be the beneficiary of such policies.  These policies are recorded at their cash surrender value, or the amount that can be realized upon surrender of the policy.  Income from these policies and changes in the cash surrender value are recorded in other income.

Other Real Estate Owned: Other real estate owned (“OREO”), included in other assets on the Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples Bank in satisfaction of a loan.  OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value based on appraised value at the date actually or constructively received, less estimated costs to sell the property.  Bank premises that management has made the decision to sell are transferred at the lower of carrying value or estimated fair value, less estimated costs to sell the property.  Peoples had OREO totaling $525,000 at December 31, 2008, and $343,000 at December 31, 2007.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in the business combination.  Goodwill is not amortized but is tested for impairment at least annually and updated quarterly if necessary.  Based upon the most recently completed goodwill impairment test, Peoples concluded the recorded value of goodwill was not impaired as of December 31, 2008, based upon the estimated fair value of Peoples’ single reporting unit.

Peoples’ other intangible assets consist of customer relationship intangible assets, primarily core deposit intangibles, representing the present value of future net income to be earned from acquired customer relationships with definite useful lives.  These intangible assets are amortized on an accelerated basis over their estimated lives ranging from 7 to 10 years.

Mortgage Servicing Assets: Mortgage servicing rights (“MSRs”) represent the right to service loans sold to third party investors.  MSRs are recognized separately as a servicing asset or liability whenever Peoples undertakes an obligation to service financial assets.

Peoples initially records MSRs at fair value at the time of the sale of the loans to the third party investor.  Peoples follows the amortization method for the subsequent measurement of each class of separately recognized servicing assets and liabilities.  Under the amortization method, Peoples amortizes the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assesses servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date.  The fair value of the mortgage servicing rights is determined by using a discounted cash flow model, which estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates.

MSRs are reported in other intangible assets on the Consolidated Balance Sheets.  Serviced loans are not included in the Consolidated Balance Sheets.   Loan servicing income included in mortgage banking income includes servicing fees received from the third party investors and certain charges collected from the borrowers.

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

Other Income Recognition: Service charges on deposits include cost recovery fees associated with services provided, such as overdraft and non-sufficient funds.  Trust and investment income consists of revenue from fiduciary activities, which include fees for services such as asset management, recordkeeping, retirement services and estate management, and investment commissions and fees related to the sale of investments.  Income from these activities is recognized at the time the related services are performed.

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

  A tax position is initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  Penalties and interest incurred under the applicable tax law are classified as income tax expense. The amount of Peoples’ uncertain income tax positions, unrecognized benefits and accrued interest were immaterial at both December 31, 2008 and 2007.

Advertising Costs: Advertising costs are generally expensed as incurred.

Earnings per Share: Basic earnings per share are determined by dividing net income by the weighted-average number of common shares outstanding.  Diluted earnings per share is determined by dividing net income by the weighted-average number of common shares outstanding increased by the number of common shares that would be issued pursuant to Peoples’ stock-based compensation awards.  The dilutive effect of stock-based compensation awards approximated 33,316; 66,701 and 117,363 in 2008; 2007 and 2006, respectively.

Operating Segments: Peoples’ business activities are currently confined to one reporting unit and reportable segment which is community banking.  As a community banking entity, Peoples offers its customers a full range of products through various delivery channels.

Stock-Based Compensation: Compensation costs for stock options, restricted stock awards and stock appreciation rights are measured at the fair value of these awards on their grant date. The fair value of stock options and stock appreciation rights is estimated based upon a Black-Scholes model, while the market price of Peoples’ common shares at the grant date is used to estimate the fair value of restricted stock awards.  Compensation expense is recognized over the required service period, generally the vesting period for stock options and stock appreciation rights and the restriction period for restricted stock awards.  Compensation expense for awards granted to employees who are eligible for retirement is recognized to the date the employee is first eligible to retire.

New Accounting Pronouncements: On January 12, 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP 99-20-1”) to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  FSP 99-20-1 retains and emphasizes the objective of other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance.  FSP 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively.  Retrospective application to prior reporting periods is prohibited.  Peoples adopted the measurement and disclosure requirements of FSP 99-20-1 on December 31, 2008, as required, which did not have a material impact.

On December 30, 2008, the FASB issued FASB Staff Position No. FAS 132(r)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(r)-1”).  FSP 132(r)-1 amended FASB Statement No. 132(r), Employers’ Disclosures about Pensions and Other Postretirement Benefit Plans to require additional disclosures about assets held in an employer’s defined benefit  pension or other postretirement benefit plan, including the fair value of each major asset category.   FSP 132(r)-1 is effective for fiscal years ending after December 15, 2009, with early application permitted.  Peoples will adopt the disclosure requirements of FSP 132(r)-1 on December 31, 2009, as required, and adoption is not expected to have a material impact.

On May 9, 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 established a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP.  SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, and is not expected to have an impact on Peoples’ Consolidated Financial Statements.

On April 25, 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends FASB Statement No. 142, Goodwill and Other Intangible Assets, to require an entity to consider its own assumptions about renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset.  FSP 142-3 is required to be applied prospectively to intangible assets acquired after December 15, 2008.  The impact of adopting FSP 142-3 will depend on the amount and nature of intangible assets acquired through future acquisitions.

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

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) and No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  SFAS 141(R) replaces FASB Statement No. 141, Business Combinations (“SFAS 141”) and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.

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

SFAS 141(R) also requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was permitted previously under SFAS 141.  Under SFAS 141(R), the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, no amount should be recognized in purchase accounting and, instead, that contingency would be accounted for under the requirements of FASB Statement No. 5, Accounting for Contingencies.

SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.

Both SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008.  Early adoption is prohibited.  Peoples will adopt the provisions of these statements on January 1, 2009, as required, and adoption is not expected to have a material impact on Peoples’ Consolidated Financial Statements taken as a whole.

In June 2007, the FASB Emerging Issues Task Force released Issue 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“Issue 06-11”), which requires companies to recognize the tax benefit received on dividends that are charged to retained earnings under FASB Statement No. 123(R).  Issue 06-11 requires companies to recognize tax benefits of dividends on unvested share-based payments in equity as a component of additional paid-in capital and reclassify those tax benefits from additional paid-in capital to the income statement if the related award is forfeited.  Issue 06-11 is effective for dividends declared in fiscal years beginning after December 15, 2007, and retrospective application is prohibited.  Peoples adopted the provisions of Issue 06-11 on January 1, 2008, which did not have a material impact on Peoples’ Consolidated Financial Statements taken as a whole.

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

SFAS 158 also requires entities to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year.  The measurement date change is effective for fiscal years ending after December 15, 2008.  Peoples currently measures its defined benefit pension plan assets and obligations as of December 31.  Thus, the adoption of the measurement date provisions of SFAS 158 will have no impact on Peoples’ Consolidated Financial Statements taken as a whole.  Refer to Note 13 for these disclosures and further discussion on Peoples’ pension and postretirement plans.

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

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 amends SFAS 157 to delay the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, which means at least annually.  For items within its scope, Peoples will be required to apply the new guidance beginning January 1, 2009.  Management is still determining the impact adoption will have on Peoples’ Consolidated Financial Statements.  For all other items, Peoples applied the guidance as of January 1, 2008, as required, and adoption did not have a material impact on Peoples’ Consolidated Financial Statements.

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

Note 2. Fair Values of Financial Instruments

Effective January 1, 2008, Peoples adopted SFAS 157, which established a hierarchy for measuring fair value that is intended to maximize the use of observable inputs and minimize the use of unobservable inputs.  This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

Level 1: Quoted prices in active exchange markets for identical assets or liabilities; also includes certain U.S. Treasury and other U.S. government and agency securities actively traded in over-the-counter markets.

Level 2: Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data; also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data.  This category generally includes certain U.S. government and agency securities, corporate debt securities, derivative instruments, and residential mortgage loans held for sale.

Level 3: Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for single dealer nonbinding quotes not corroborated by observable market data. This category generally includes certain private equity investments, retained interests from securitizations, and certain collateralized debt obligations.

Assets measured at fair value on a recurring basis comprise the following at December 31, 2008:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Available-for-sale investment securities	$684,757	$2,575	$676,760	$5,422

The investment securities measured at fair value utilizing Level 1 and 2 inputs are obligations of the U.S. Treasury, agencies and corporations of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision in the U.S., bank eligible corporate obligations, including private-label mortgage-backed securities and common stocks issued by various unrelated banking holding companies.  The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.

The investment securities measured at fair value using Level 3 inputs are comprised of four collateralized debt obligations, with a total book value of $4.2 million, and a single corporate obligation, with a total book value of $1.0 million, for which there is not an active market.  Peoples uses multiple input factors to determine the fair value of these securities.  Those input factors are discounted cash flow analysis, structure of the security in relation to current level of deferrals and/or defaults, changes in credit ratings, financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements and pricing of new issuances.

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information:

Investment Securities
Balance, January 1, 2008	$9,004
Transfers into Level 3	2,083
Transfers out of Level 3	(2,078)
Other-than-temporary impairment loss recognized in earnings	(4,000)
Unrealized gain included in comprehensive income	413
Balance, December 31, 2008	$5,422

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis included the following:

Impaired Loans: Impaired loans are measured and reported at fair value in accordance with the provisions of FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan.  Management’s determination of the fair value for these loans represents the estimated net proceeds to be received from the sale of the collateral based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 Inputs).  At December 31, 2008, impaired loans with an aggregate outstanding principal balance of $28.9 million were measured and reported at a fair value of $24.0 million.  During 2008, Peoples recognized losses on impaired loans of $18.0 million through the allowance for loan losses.

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  The estimated fair value approximates carrying value for cash and cash equivalents, demand and other non-maturity deposits and overnight borrowings.  Peoples used the following methods and assumptions in estimating the fair value of the following financial instruments:

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

Other Financial Instruments: The fair value of loan commitments and standby letters of credit is estimated using the fees currently charged to enter into similar agreements considering the remaining terms of the agreements and the counter parties’ credit standing.  The estimated fair value of these commitments approximates their carrying value.

The estimated fair values of Peoples' financial instruments at December 31 are as follows:
	2008		2007
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$ 35,598	$ 35,598	$ 45,200	$ 45,200
Investment securities	708,753	708,753	565,463	565,463
Loans	1,081,101	1,088,322	1,105,223	1,111,215

Financial liabilities:
Deposits	$ 1,366,368	$ 1,376,614	$ 1,186,377	$ 1,187,872
Short-term borrowings	98,852	98,852	222,541	222,541
Long-term borrowings	308,297	324,809	231,979	233,785
Junior subordinated notes held by subsidiary trusts	22,495	26,009	22,460	24,601

Other financial instruments:
Interest rate contracts	$ -	$ -	$ 5	$ 5

    Bank premises and equipment, customer relationships, deposit base, banking center networks, and other information required to compute Peoples' aggregate fair value are not included in the above information.  Accordingly, the above fair values are not intended to represent the aggregate fair value of Peoples.

Note 3. Investment Securities

The following tables present the amortized costs, gross unrealized gains and losses and estimated fair value of securities available-for-sale at December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2008
Obligations of U.S. Treasury and
government agencies	$ 176	$ 1	$ (1)	$ 176
Obligations of U.S. government sponsored agencies	6,308	277	-	6,585
Obligations of states and political subdivisions	67,830	1,356	(256)	68,930
Mortgage-backed securities	544,897	4,628	(14,050)	535,475
Other securities	77,644	2,792	(6,845)	73,591
Total available-for-sale securities	$ 696,855	$ 9,054	$ (21,152)	$ 684,757

2007
Obligations of U.S. Treasury and
government agencies	$ 194	$ 4	$ (1)	$ 197
Obligations of U.S. government sponsored agencies	83,556	917	(16)	84,457
Obligations of states and political subdivisions	68,142	1,202	(97)	69,247
Mortgage-backed securities	357,863	2,482	(1,662)	358,683
Other securities	26,224	3,945	(522)	29,647
Total available-for-sale securities	$ 535,979	$ 8,550	$ (2,298)	$ 542,231

At December 31, 2008, there were no securities of a single issuer, other than U.S. Treasury and government agencies and U.S. government sponsored agencies that exceeded 10% of stockholders' equity.  At December 31, 2008 and 2007, investment securities having a carrying value of $619,347,000 and $500,845,000, respectively, were pledged to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.

    The gross gains and gross losses realized by Peoples from sales of available-for-sale for the years ended December 31 were as follows:

(Dollars in thousands)	2008	2007	2006
Gross gains realized	$ 2,740	$ 143	$ 265
Gross losses realized	$ 1,072	$ 6,205	$ –
Net gain (loss) realized	$ 1,668	$ (6,062)	$ 265

The following table presents a summary of available-for-sale investment securities that had an unrealized loss at December 31:

(Dollars in thousands)	Obligations of U.S. Treasury and government agencies	Obligations of U.S. government sponsored agencies	Obligations of states and political subdivisions	Mortgage-backed securities	Other securities	Total available-for-sale securities
2008
Less than 12 months
Estimated fair value	$ –	$ –	$ 10,521	$ 217,877	$ 44,289	$ 272,687
Unrealized loss	–	–	256	11,374	4,718	16,348
12 months or more
Estimated fair value	$ 29	$ –	$ –	$ 38,318	$ 3,342	$ 41,689
Unrealized loss	1	–	–	2,676	2,127	4,804
Total Estimated fair value	$ 29	$ –	$ 10,521	$ 256,195	$ 47,631	$ 314,376
Total Unrealized loss	1	–	256	14,050	6,845	21,152
2007
Less than 12 months
Estimated fair value	$ –	$ –	$ 7,886	$ 5,174	$ 1,546	$ 14,606
Unrealized loss	–	–	87	18	4	109
12 months or more
Estimated fair value	$ 32	$ 5,554	$ 4,182	$ 123,889	$ 3,623	$ 137,280
Unrealized loss	1	16	10	1,644	518	2,189
Total Estimated fair value	$ 32	$ 5,554	$ 12,068	$ 129,063	$ 5,169	$ 151,886
Total Unrealized loss	1	16	97	1,662	522	2,298

The unrealized losses at both December 31, 2008 and 2007, were attributable to changes in market interest rates since the securities were purchased.  During 2008, management determined certain investment securities with an aggregate carrying value of $8.1 million were other-than-temporarily impaired, resulting in impairment charges totaling $4.0 million.  Management does not believe any of the remaining individual investment securities with an unrealized loss at December 31, 2008, represented an other-than-temporary impairment since Peoples has the ability and intent to hold those securities for a period of time sufficient to recover the amortized cost.

The following table presents the amortized costs, fair value and weighted-average yield of securities by contractual maturity at December 31, 2008.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% Federal income tax rate.

(Dollars in thousands)	Obligations of U.S. Treasury and government agencies	Obligations of U.S. government sponsored agencies	Obligations of states and political subdivisions	Mortgage- backed securities	Other securities	Total available-for- sale securities
Within one year
Amortized cost	$ –	$ –	$ 1,133	$ 18	$ –	$ 1,151
Fair value	–	–	1,146	18	–	1,164
Average yield	–	–	5.86%	9.81%	–	5.92%
1 to 5 years
Amortized cost	$ –	$ –	$ 15,964	$ 6,280	$ –	$ 22,244
Fair value	–	–	16,255	6,423	–	22,678
Average yield	–	–	6.30%	4.51%	–	5.79%
5 to 10 years
Amortized cost	$ 92	$ 6,308	$ 23,891	$ 110,104	$ –	$ 140,395
Fair value	92	6,585	24,696	105,483	–	136,856
Average yield	4.24%	5.62%	6.21%	4.89%	–	5.15%
Over 10 years
Amortized cost	$ 84	$ –	$ 26,842	$ 428,495	$ 77,644	$ 533,065
Fair value	84	–	26,833	423,551	73,591	524,059
Average yield	5.36%	–	6.01%	5.34%	5.99%	5.47%
Total amortized cost	$ 176	$ 6,308	$ 67,830	$ 544,897	$ 77,644	$ 696,855
Total fair value	176	6,585	68,930	535,475	73,591	684,757
Total average yield	4.77%	5.62%	6.14%	5.24%	5.99%	5.42%

Note 4.  Loans

Peoples Bank originates various types of loans including commercial loans, real estate loans and consumer loans, focusing primarily on lending opportunities in central and southeastern Ohio, northwestern West Virginia, and northeastern Kentucky markets.

The major classifications of loan balances, excluding loans held for sale, at December 31 were as follows:

(Dollars in thousands)	2008	2007
Commercial, mortgage	$ 478,298	$ 513,847
Commercial, other	178,834	171,937
Real estate, construction	77,917	71,794
Real estate, mortgage	279,413	280,347
Consumer	87,902	80,544
Deposit account overdrafts	1,668	2,472
Total loans	$1,104,032	$1,120,941

Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected.  The carrying amounts of these loans at December 31 included in the loan balances above are summarized as follows:

(Dollars in thousands)	2008	2007
Commercial, mortgage	$ 5,330	$ 7,794
Commercial, other	1,277	1,464
Real estate, mortgage	23,781	30,294
Consumer	263	423
Total outstanding balance	$ 30,651	$ 39,975
Net carrying amount	$ 29,900	$ 38,615

Peoples Bank has pledged certain loans secured by 1-4 family and multifamily residential mortgages and commercial mortgages under a blanket collateral agreement to secure borrowings from the FHLB as discussed in Note 8.  At December 31, 2008, the amount of such pledged loans totaled $394.5 million.

Nonperforming/Past Due Loans
Nonperforming loans at December 31 were as follows:
(Dollars in thousands)	2008	2007
Loans 90+ days past due and accruing	$ –	$ 378
Nonaccrual loans	41,320	8,980
Total nonperforming loans	$41,320	$ 9,358

    Certain loans included in the nonaccrual loan totals above are not considered impaired and evaluated individually by Peoples.  These loans consist primarily of smaller balance homogenous consumer and residential real estate loans that are collectively evaluated for impairment and totaled $1.8 million at both December 31, 2008 and 2007.

Impaired Loans
The following tables summarize loans classified as impaired at or for the years ended December 31:

(Dollars in thousands)		2008	2007
Impaired loans with an allocated allowance for loan losses		$ 11,504	$ 8,457
Impaired loans with no allocated allowance for loan losses		28,146	4,453
Total impaired loans		$39,650	$ 12,910
Allowance for loan losses allocated to impaired loans		$ 4,340	$ 2,498

(Dollars in thousands)	2008	2007	2006
Average investment in impaired loans	$ 25,644	$ 16,412	$ 18,374
Interest income recognized on impaired loans	$ 108	$ 826	$ 883

Interest received on impaired loans is included in income if principal recovery is reasonably assured.

Related Party Loans
    In the normal course of its business, Peoples Bank has granted loans to executive officers and directors of Peoples.  Related party loans were made on substantially the same terms, including interest rates charged and collateral required, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectibility.  At December 31, 2008, no related party loan was past due 90 or more days, renegotiated or on nonaccrual status.  The following is an analysis of activity of related party loans for the year ended December 31, 2008:

(Dollars in thousands)
Balance, December 31, 2007	$ 14,506
New loans and disbursements	8,958
Repayments	(10,126)
Other changes	(151)
Balance, December 31, 2008	$ 13,187

Allowance for Loan Losses
Changes in the allowance for loan losses for each of the three years in the period ended December 31, 2008, were as follows:

(Dollars in thousands)	2008	2007	2006
Balance, beginning of year	$ 15,718	$ 14,509	$ 14,720
Charge-offs	(21,969)	(4,701)	(5,484)
Recoveries	1,542	1,951	1,651
Net charge-offs	(20,427)	(2,750)	(3,833)
Provision for loan losses	27,640	3,959	3,622
Balance, end of year	$ 22,931	$ 15,718	$ 14,509

Note 5.  Bank Premises and Equipment

The major categories of bank premises and equipment and accumulated depreciation at December 31 are summarized as follows:
(Dollars in thousands)	2008	2007
Land	$ 5,764	$ 5,331
Building and premises	30,737	30,073
Furniture, fixtures and equipment	17,626	16,601
Total bank premises and equipment	54,127	52,005
Accumulated depreciation	(29,016)	(27,202)
Net book value	$ 25,111	$ 24,803

Peoples depreciates its building and premises and furniture, fixtures and equipment over estimated useful lives generally ranging from 5 to 40 years and 2 to 10 years, respectively.  Depreciation expense was $2,066,000, $2,061,000 and $2,128,000, in 2008, 2007 and 2006, respectively.

Leases
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to ten years.  Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease.  All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense was $739,000, $748,000 and $725,000 in 2008, 2007 and 2006, respectively.

Peoples leases certain properties from related parties.  Payments related to these leases totaled $162,000, $183,000 and $191,000 in 2008, 2007 and 2006, respectively.  The terms of these leases are substantially the same as those offered for comparable transactions with non-related parties at the time the lease transactions were consummated.

The future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2008:

(Dollars in thousands)
2009	$ 861
2010	845
2011	831
2012	824
2013	842
Thereafter	2,309
Total payments	$ 6,512

Note 6.  Goodwill and Other Intangible Assets

Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, were as follows:
(Dollars in thousands)	2008	2007
Balance at January 1	$ 62,520	$ 61,373
Contingent consideration earned	–	1,147
Balance at December 31	$ 62,520	$ 62,520

The increase in goodwill in 2007 relates to contingent consideration earned and paid by Peoples in connection with the acquisitions of Barengo Insurance Agency, Inc. (“Barengo”), based in Marietta, Ohio, and substantially all of the assets of Putnam Agency, Inc. (“Putnam Agency”), with offices in Ashland, Kentucky and Huntington, West Virginia, both of which occurred in 2004.

Peoples performed the required goodwill impairment tests and concluded the recorded value of goodwill was not impaired as of December 31, 2008, based upon the estimated fair value of the single reporting unit.

Other intangible assets
 Other intangible assets were comprised of the following at December 31:

	Gross		Net
	Intangible	Accumulated	Intangible
(Dollars in thousands)	Asset	Amortization	Asset
2008
Core deposits	$ 10,564	$ (9,042)	$ 1,522
Customer relationships	6,182	(4,537)	1,645
	$ 16,746	$ (13,579)	$ 3,167
Mortgage servicing rights			719
Total other intangible assets			$ 3,886

2007
Core deposits	$ 10,564	$ (8,159)	$ 2,405
Customer relationships	6,182	(3,834)	2,348
	$ 16,746	$ (11,993)	$ 4,753
Mortgage servicing rights			756
Total other intangible assets			$ 5,509

    The estimated aggregate future amortization expense of core deposit and customer relationship intangible assets at December 31, 2008, is as follows:
	Core	Customer
(Dollars in thousands)	Deposits	Relationships	Total
2009	$ 677	$ 575	$ 1,252
2010	472	446	918
2011	269	316	585
2012	104	202	306
2013	–	106	106
Thereafter	–	–	–
Total	$ 1,522	$ 1,645	$ 3,167

The following is an analysis of activity of MSRs for the years ended December 31:

(Dollars in thousands)	2008	2007	2006
Balance, beginning of year	$ 756	$ 792	$ 813
Amortization	(318)	(350)	(282)
Servicing rights originated	281	314	261
Balance, end of year	$ 719	$ 756	$ 792

No valuation allowances were required at December 31, 2008, 2007 and 2006 for Peoples’ MSRs since the fair value exceeded the book value.

Note 7.  Deposits

Peoples’ deposit balances were comprised of the following at December 31:

(Dollars in thousands)	2008	2007
Retail certificates of deposit:
$100,000 or more	$ 235,257	$ 144,324
Less than $100,000	390,938	355,360
Total retail certificates of deposit	626,195	499,684
Interest-bearing transaction accounts	187,100	191,359
Money market deposit accounts	213,498	153,299
Savings accounts	115,419	107,389
Total retail interest-bearing deposits	1,142,212	951,731
Brokered certificates of deposits	44,116	59,589
Total interest-bearing deposits	1,186,328	1,011,320
Non-interest-bearing deposits	180,040	175,057
Total deposit balances	$ 1,366,368	$ 1,186,377

The contractual maturities of certificates of deposits for each of the next five years and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
2009	$ 421,816	$ 39,128	$ 460,944
2010	108,841	4,988	113,829
2011	50,815	–	50,815
2012	29,316	–	29,316
2013	15,169	–	15,169
Thereafter	238	–	238
Total maturities	$ 626,195	$ 44,116	$670,311

Included in the amount to mature in 2009 is $19.2 million of brokered deposits with a total interest cost of 2.50% that matured in January 2009.  Deposits from related parties approximated $9.9 million and $8.0 million at December 31, 2008 and 2007, respectively.

Note 8.  Short-term Borrowings

Peoples utilizes various short-term borrowings as sources of funds, which are summarized as follows:

(Dollars in thousands)	Retail Repurchase Agreements	FHLB Advances	National Market Repurchase Agreements	Other Short- Term Borrowings
2008
Ending balance	$ 54,452	$ 30,000	$ –	$ 14,400
Average balance	39,329	102,146	–	1,195
Highest month end balance	56,079	186,100	–	14,400
Interest expense	813	2,557	–	13
Weighted-average interest rate:
End of year	1.26%	0.34%	– %	0.50%
During the year	2.07%	2.50%	– %	1.09%

(Dollars in thousands)	Retail Repurchase Agreements	FHLB Advances	National Market Repurchase Agreements	Other Short- Term Borrowings
2007
Ending balance	$ 35,041	$ 187,500	$ –	$ –
Average balance	34,770	197,915	4,425	33
Highest month end balance	36,515	264,400	7,000	–
Interest expense	1,526	10,065	242	2
Weighted-average interest rate:
End of year	3.96%	2.50%	– %	– %
During the year	4.39%	5.09%	5.47%	6.06%

2006
Ending balance	$ 31,683	$ 158,200	$ 5,000	$ –
Average balance	31,479	178,235	1,246	2
Highest month end balance	36,768	259,700	5,000	–
Interest expense	1,306	9,067	70	–
Weighted-average interest rate:
End of year	4.57%	5.18%	5.34%	– %
During the year	4.15%	5.09%	5.62%	– %

The FHLB advances consist of overnight borrowings and other advances with an original maturity of one year or less.  These advances, along with the long-term advances disclosed in Note 9, are collateralized by residential and non-residential mortgage loans and investment securities.  Peoples’ borrowing capacity with the FHLB is based on the amount of collateral pledged and the amount of FHLB common stock owned.  The most restrictive requirement of the debt agreement requires Peoples to provide commercial real estate mortgage loans as collateral in an amount not less than 300% of advances outstanding.

Peoples’ national market repurchase agreements consist of agreements with unrelated financial service companies that have original maturities of one year or less.

Peoples’ retail repurchase agreements consist of overnight agreements with Peoples’ commercial customers and serve as a cash management tool.

Other short-term borrowings consist of Federal Funds purchased and advances from the Federal Reserve Discount Window.  Federal Funds purchased are short-term borrowings from correspondent banks that typically mature within one to ninety days.  Peoples has available Federal Funds of $25 million from certain of its correspondent banks.  Interest on Federal funds purchased is set daily by the correspondent bank based on prevailing market rates.  The Federal Reserve Discount Window provides credit facilities to financial institutions, which are designed to ensure adequate liquidity by providing a source of short-term funds.  Discount Window advances are typically overnight and must be secured by collateral acceptable to the lending Federal Reserve Bank.

Note 9.  Long-term Borrowings

Long-term borrowings consisted of the following at December 31:
	2008		2007
(Dollars in thousands)	Balance	Weighted-Average Rate	Balance	Weighted-Average Rate
Callable national market repurchase agreements	$ 155,000	4.06%	$ 95,000	4.45%
Non-callable national market repurchase agreements	5,000	4.97%	53,750	3.76%
FHLB convertible rate advances	24,500	5.38%	24,500	5.38%
FHLB putable, fixed rate advances	10,000	3.20%	10,000	3.20%
FHLB amortizing, fixed rate advances	23,797	3.94%	13,729	3.93%
FHLB non-amortizing, non-callable fixed rate advances	40,000	4.62%	35,000	4.82%
FHLB non-amortizing, callable, fixed rate advances	50,000	3.29%	-	0.00%
Total long-term borrowings	$308,297	4.09%	$231,979	4.36%

Peoples’ national market repurchase agreements consist of agreements with unrelated financial service companies and have original maturities ranging from 2 to 10 years.  In general, these agreements may not be terminated by Peoples prior to the maturity without incurring additional costs.  The callable agreements contain call option features, in which the buyer has the right, at its discretion, to terminate the repurchase agreement after an initial period ranging from 3 months to 5 years.  After the initial call period, the buyer has the right to terminate the agreement on a quarterly basis thereafter until maturity.  If the buyer exercises its option, Peoples would be required to repay the agreement in whole at the quarterly date.

The FHLB advances consist of various borrowings with original maturities ranging from 2 to 25 years that generally may not be repaid prior to maturity without Peoples incurring a penalty.  The rate on the convertible rate advances are fixed from initial periods ranging from one to four years, depending on the specific advance.  After the initial fixed rate period, the FHLB has the option to convert each advance to a LIBOR based, variable rate advance.  If the FHLB exercises its option, Peoples may repay the advance in whole or in part on the conversion date or any subsequent repricing date without a prepayment fee.  At all other times, early repayment of any convertible rate advance would result in Peoples incurring a prepayment penalty.  For the putable advances, the FHLB has the option, at its sole discretion following an initial period of three months, to terminate the debt and require Peoples to repay the advance prior to the final stated maturity.  After the initial period, the FHLB has the option to terminate the debt on a quarterly basis.  If the advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then-offered by the FHLB, subject to normal FHLB underwriting criteria. As discussed in Note 8, long-term FHLB advances are collateralized by assets owned by Peoples.

The aggregate minimum annual retirements of long-term borrowings in the next five years and thereafter are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
2009	$ 67,025	4.98%
2010	32,393	4.33%
2011	44,472	4.53%
2012	36,615	4.20%
2013	1,532	3.98%
Thereafter	126,260	3.37%
Total long-term borrowings	$308,297	4.09%

Note 10. Junior Subordinated Notes Held By Subsidiary Trusts

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

Under the provisions of the Debentures, Peoples has the right to defer payment of interest on the Debentures at any time, or from time to time, for periods not exceeding five years.  If interest payments on the Debentures are deferred, the dividends on the Capital Securities are also deferred and Peoples will be prohibited from paying dividends on its common shares.  Interest on the Debentures is cumulative.  Peoples has entered into agreements which, taken collectively, fully and unconditionally guarantee the Capital Securities subject to the terms of each of the guarantees.

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

The Capital Securities issued by the Trusts at December 31 are summarized as follows:

(Dollars in thousands)	2008	2007
Capital Securities of PEBO Capital Trust I, 8.62%, due May 1, 2029,	$ 22,495	$ 22,460
net of unamortized issuance costs

Amount qualifying for Tier 1 capital	$ 22,495	$ 22,460

Note 11. Stockholders’ Equity

The following table details the progression in balances of Peoples’ common and treasury stock during the years presented:

	Common	Treasury
	Stock	Stock
Balance, December 31, 2005	10,869,655	350,675
Stock-based compensation		(137,286)
Purchase of treasury stock		42,594
Common stock issued under dividend	19,587
reinvestment plan
Issuance of common stock related to acquisitions:
Putnam Agency, Inc.		(4,662)
Barengo Insurance Agency, Inc.		(14,064)
Balance, December 31, 2006	10,889,242	237,257

	Common	Treasury
	Stock	Stock
Balance, December 31, 2006	10,889,242	237,257
Stock-based compensation	5,703	(57,988)
Purchase of treasury stock		471,327
Common stock issued under dividend	31,009
reinvestment plan
Issuance of common stock related to acquisitions:
Putnam Agency, Inc.		(4,662)
Barengo Insurance Agency, Inc.		(16,728)
Balance, December 31, 2007	10,925,954	629,206
Stock-based compensation	7,475	(11,093)
Purchase of treasury stock		23,367
Common stock issued under dividend	41,935
reinvestment plan
Balance, December 31, 2008	10,975,364	641,480

On January 22, 2009, Peoples’ shareholders adopted an amendment to Article FOURTH of Peoples’ Amended Articles of Incorporation to authorize the issuance of up to 50,000 preferred shares.  The preferred shares may be issued by Peoples’ Board of Directors in one or more series, from time to time, with each such series to consist of such number of shares and to have such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the Board of Directors.  On January 28, 2009, Peoples’ Board of Directors adopted an amendment to Peoples’ Amended Articles of Incorporation to create a series of preferred shares designated as Peoples’ Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”).  These actions enabled Peoples to obtain final approval for a $39 million capital investment from the United States Department of the Treasury (“U.S. Treasury”) through the TARP Capital Purchase Program established by the U.S. Treasury under the Emergency Economic Stabilization Act of 2008.

On January 30, 2009, Peoples issued and sold to the U.S. Treasury (i) 39,000 of Peoples’ Series A Preferred Shares, and (ii) a ten-year warrant (the “Warrant”) to purchase 313,505 Peoples common shares (“Common Shares”), at an exercise price of $18.66 per share (subject to certain anti-dilution and other adjustments), for an aggregate purchase price of $39 million in cash.

Under standardized TARP Capital Purchase Program terms, cumulative dividends on the Series A Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years and at a rate of 9% per annum thereafter.  These dividends will be paid only if, as and when declared by Peoples’ Board of Directors.  The Series A Preferred Shares have no maturity date and rank senior to the Common Shares with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of Peoples.  Subject to the approval of the Appropriate Federal Banking Agency (as defined in the Securities Purchase Agreement, which for Peoples is the Board of Governors of the Federal Reserve System), the Series A Preferred Shares are redeemable at the option of Peoples at 100% of their liquidation preference plus accrued and unpaid dividends, provided that the Series A Preferred Shares may be redeemed prior to February 15, 2012, only if (i) Peoples has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in the Securities Purchase Agreement) in excess of $9,750,000 and (ii) the aggregate redemption price of the Series A Preferred Shares does not exceed the aggregate net proceeds from such Qualified Equity Offerings.  The Series A Preferred Shares are generally non-voting.

The U.S. Treasury may not transfer a portion or portions of the Warrant with respect to, and/or exercise the Warrant for more than one-half of, the 313,505 Common Shares issuable upon exercise of the Warrant, in the aggregate, until the earlier of (i) the date on which Peoples has received aggregate gross proceeds of not less than $39 million from one or more Qualified Equity Offerings and (ii) December 31, 2009.  In the event Peoples completes one or more Qualified Equity Offerings on or prior to December 31, 2009, that result in Peoples receiving aggregate gross proceeds of not less than $39 million, the number of the Common Shares underlying the portion of the Warrant then held by the U.S. Treasury will be reduced by one-half of the Common Shares originally covered by the Warrant.  The U.S. Treasury has agreed not to exercise voting power with respect to any Common Shares issued to it upon exercise of the Warrant.  Any Common Shares issued by Peoples upon exercise of the Warrant will be issued from Common Shares held in treasury to the extent available.  If no treasury shares are available, Common Shares will be issued from authorized but unissued Common Shares.

The Securities Purchase Agreement, pursuant to which the Series A Preferred Shares and the Warrant were sold, contains limitations on the payment of dividends on the Common Shares after January 30, 2009.  Prior to the earlier of (i) January 30, 2012 and (ii) the date on which the Series A Preferred Shares have been redeemed in whole or the U.S. Treasury has transferred the Series A Preferred Shares to third parties which are not Affiliates (as defined in the Securities Purchase Agreement) of the U.S. Treasury, any increase in common share dividends by Peoples or any of its subsidiaries would be prohibited without the prior approval of the U.S. Treasury.

The American Recovery and Reinvestment Act of 2009 (the “ARRA”) passed by the United States Congress and signed by the President on February 17, 2009, provides that the U.S. Treasury, subject to consultation with the Appropriate Federal Banking Agency, must permit a TARP recipient to repay any assistance previously provided under TARP, without regard to whether the TARP recipient has replaced those funds from any other source or to any waiting period.  As a result, subject to consultation with the Federal Reserve Board, the U.S. Treasury must permit Peoples to redeem the Series A Preferred Shares at the appropriate redemption price without regard to whether the redemption price is to be paid from proceeds of a qualified equity offering or any other source or when the redemption date occurs.  If the Series A Preferred Shares were redeemed, the U.S. Treasury must liquidate the related Warrant at the current market price.  The U.S. Treasury is to promulgate regulations to implement the procedures under which a TARP participant may repay any assistance received.  As of the date of this Annual Report, the U.S. Treasury had not yet issued such regulations.

Note 12. Comprehensive (Loss) Income

The components of other comprehensive (loss) income for the years ended December 31 were as follows:
(Dollars in thousands)	2008	2007	2006
Net income	$ 7,455	$ 18,314	$ 21,558
Other comprehensive (loss) income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(20,941)	1,697	475
Related tax benefit (expense)	7,329	(594)	(166)
Less: reclassification adjustment for net (loss) gain included in net income	(2,592)	(6,062)	265
Related tax benefit (expense)	907	2,122	(93)
Net effect on other comprehensive (loss) income	(11,927)	5,043	137
Defined benefit plans:
Net (loss) gain arising during the period	(5,206)	1,327	–
Related tax benefit (expense)	1,822	(464)	–
Amortization of unrecognized loss and service cost on pension plan	13	162	–
Related tax expense	(4)	(57)	–
Net effect on other comprehensive (loss) income	(3,375)	968	–
Total other comprehensive (loss) income, net of tax	(15,302)	6,011	137
Total comprehensive (loss) income	$ (7,847)	$24,325	$21,695

Changes in the components of Peoples’ accumulated other comprehensive (loss) income for years ended December 31, 2008, 2007 and 2006 were as follows:

		Unrecognized
	Unrealized	Net Pension and	Accumulated
	(Loss) Gain	Postretirement	Comprehensive
(Dollars in thousands)	on Securities	Costs	(Loss) Income
Balance, December 31, 2005	$ (1,116)	$ –	$ (1,116)
Current period change, net of tax	137	–	137
Adjustment for initial application of FAS 158	–	(2,018)	(2,018)
Balance, December 31, 2006	$ (979)	$ (2,018)	$ (2,997)
Current period change, net of tax	5,043	968	6,011
Balance, December 31, 2007	$ 4,064	$ (1,050)	$ 3,014
Current period change, net of tax	(11,927)	(3,375)	(15,302)
Balance, December 31, 2008	$ (7,863)	$ (4,425)	$ (12,288)

Note 13. Employee Benefit Plans

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

   The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ending December 31, 2008, and a statement of the funded status as of December 31, 2008 and 2007:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2008	2007	2008	2007
Change in benefit obligation:
Obligation at January 1	$ 11,868	$ 13,548	$ 246	$ 560
Service cost	763	847	–	–
Interest cost	781	757	15	26
Plan participants’ contributions	–	–	123	122
Actuarial loss (gain)	492	(1,954)	(35)	(234)
Benefit payments	(966)	(1,331)	(123)	(194)
Increase due to plan changes	–	–	–	(34)
Obligation at December 31	$ 12,938	$ 11,867	$ 226	$ 246
Accumulated benefit obligation at December 31	$ 11,164	$ 9,574	$ –	$ –

Change in plan assets:
Fair value of plan assets at January 1	$ 14,326	$ 15,050	$ –	$ –
Actual return on plan assets	(3,520)	607	–	–
Employer contributions	–	–	–	72
Plan participants’ contributions	–	–	123	122
Benefit payments	(966)	(1,331)	(123)	(194)
Fair value of plan assets at December 31	$ 9,840	$ 14,326	$ –	$ –

Funded status:
Funded status at December 31	$ (3,098)	$ 2,459	$ (226)	$ (246)
Unrecognized prior service cost	–	–	–	(34)
Unrecognized net loss	–	–	–	(64)
Net amount recognized	$ (3,098)	$ 2,459	$ (226)	$ (344)

Amounts recognized in Consolidated Balance Sheets:
Prepaid benefit costs	$ –	$ 2,459	$ –	$ –
Accrued benefit liability	(3,098)	–	(226)	(344)
Net amount recognized	$ (3,098)	$ 2,459	$ (226)	$ (344)

Amounts recognized in Accumulated Comprehensive (Loss) Income:
Unrecognized prior service cost	$ 20	$ 23	$ 20	$ –
Unrecognized net loss	4,410	1,027	61	–
Total	$ 4,430	$ 1,050	$ 81	$ –

Weighted-average assumptions at year-end:
Discount rate	6.30%	6.70%	6.30%	6.70%
Rate of compensation increase	2.50%	3.50%	n/a	n/a

The estimated costs relating to Peoples’ pension benefits that will be amortized from accumulated comprehensive loss into net periodic cost over the next fiscal year are $4,000 of prior service costs and $126,000 of net loss.

Net Periodic Benefit Cost
The following table provides the components of net periodic benefit cost for the plans:

	Pension Benefits			Postretirement Benefits
(Dollars in thousands)	2008	2007	2006	2008	2007	2006
Service cost	$ 763	$ 847	$ 869	$ –	$ –	$ –
Interest cost	781	757	756	15	26	25
Expected return on plan assets	(1,202)	(1,191)	(1,164)	–	–	–
Amortization of prior service cost	4	2	2	–	–	–
Amortization of net loss	10	160	256	(7)	3	–
Settlements	–	–	–	–	–	–
Net periodic benefit cost	$ 356	$ 575	$ 719	$ 8	$ 29	$ 25

Weighted-average assumptions:
Discount rate	6.70%	6.00%	5.75%	6.70%	6.00%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%	n/a	n/a	n/a
Rate of compensation increase	3.50%	3.50%	3.50%	n/a	n/a	n/a

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2008, grading down 1% per year to an ultimate rate of 5% in 2013.  The health care trend rate assumption does not have a significant effect on the contributory defined benefit postretirement plan; therefore, a one percentage point increase or decrease in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.

Determination of Expected Long-term Rate of Return
The expected long-term rate of return on the plans’ total assets is based on the expected return of each category of the plan’s assets.  Management considers the long-term historical returns of the assets within the portfolio and adjusts the rate, as necessary, for expected future returns on the assets in the plans in determining the rate.

Plan Assets
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

	Target	2008	2007
Equity securities	60 – 75%	62%	70%
Debt securities	24 – 39	34	26
Other	1	4	4
Total	100%	100%	100%

Equity securities of Peoples’ pension plan did not include any securities of Peoples or related parties in 2008 or 2007.

Cash Flows
    Peoples has not determined if any contributions will be made to its pension plan in 2009; however, actual contributions are made at the discretion of the Retirement Plan Committee and Peoples’ Board of Directors.  Estimated future benefit payments, which reflect benefits attributable to estimated future service, for the years ending December 31 are as follows:

(Dollars in thousands)	Pension Benefits	Post- retirement Benefits
2009	$ 1,033	$ 35
2010	929	34
2011	1,092	34
2012	1,760	27
2013	1,147	25
2014 to 2018	6,836	91
Total	$ 12,797	$ 246

Retirement Savings Plan
Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees.  The plan provides participants the opportunity to save for retirement on a tax-deferred basis.  In addition, Peoples makes matching contributions equal to 100% of participants’ contributions that do not exceed 3% of the participants’ compensation, plus 50% of participants’ contributions between 3% and 5% of the participants’ compensation.  Matching contributions made by Peoples totaled $776,000, $740,000 and $698,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 14. Income Taxes

The reported income tax expense and effective tax rate in the Consolidated Statements of Income differs from the amounts computed by applying the statutory corporate tax rate as follows for the years ended December 31:
	2008		2007		2006
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax computed at statutory federal tax rate	$ 2,665	35.0%	$ 8,356	35.0%	$ 10,298	35.0%
Differences in rate resulting from:
Tax-exempt interest income	(924)	(12.1)	(831)	(3.5)	(940)	(3.2)
Investments in tax credit funds	(689)	(9.0)	(640)	(2.7)	(613)	(2.1)
Bank owned life insurance	(554)	(7.3)	(581)	(2.4)	(573)	(2.0)
Change in valuation allowance	(321)	(4.2)	(635)	(2.6)	79	0.3
Other, net	(17)	(0.3)	(109)	(0.5)	(386)	(1.3)
Total income taxes	$ 160	2.1%	$ 5,560	23.3%	$ 7,865	26.7%

Peoples’ income tax returns are subject to review and examination by federal and state taxing authorities. Peoples is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2005 through 2007.  The years open to examination by state taxing authorities vary by jurisdiction.

The significant components of Peoples' deferred tax assets and liabilities consisted of the following at December 31:

(Dollars in thousands)	2008	2007
Deferred tax assets:
Allowance for loan losses	$ 8,548	$ 6,292
Accrued employee benefits	2,103	97
Deferred loan fees and costs	(331)	(202)
Available-for-sale securities	4,234	–
AMT credit carryforward	2,069	1,656
Other	315	260
Valuation allowance	–	(321)
Total deferred tax assets	16,938	7,782

Deferred tax liabilities:
Bank premises and equipment	1,183	1,105
Deferred income	1,013	1,108
Investments	351	(50)
Available-for-sale securities	–	2,188
Other	3,510	3,651
Total deferred tax liabilities	6,057	8,002
Net deferred tax asset (liability)	$ 10,881	$ (220)

The AMT tax credit carryforward at December 31, 2008 and 2007 may be carried over indefinitely.  The valuation allowance at December 31, 2007, represented the amount of the AMT credit carryforward that was estimated to not be realized in a reasonable period.  The related federal income tax (benefit) expense on securities transactions approximated ($907,000) in 2008, ($2,122,000) in 2007 and $93,000 in 2006.

Note 15. Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, Peoples is party to financial instruments with off-balance sheet risk necessary to meet the financing needs of customers and to manage its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit and interest rate caps.  The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets.  The contract or notional amounts of these instruments express the extent of involvement Peoples has in these financial instruments.

Loan Commitments and Standby Letters of Credit
Loan commitments are made to accommodate the financial needs of Peoples' customers.  Standby letters of credit are instruments issued by Peoples Bank guaranteeing the beneficiary payment by Peoples Bank in the event of default by Peoples Bank's customer in the nonperformance of an obligation or service.  Historically, most loan commitments and standby letters of credit expire unused.  Peoples' exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments.  Peoples uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments.  The amount of collateral obtained is based on management's credit evaluation of the customer.  Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

The total amounts of loan commitments and standby letters of credit at December 31 are summarized as follows:

	Contractual Amount
(Dollars in thousands)	2008	2007
Loan commitments	$ 201,194	$ 176,835
Standby letters of credit	46,788	34,200

Interest Rate Contracts
At December 31, 2008, Peoples held an option to initiate an interest rate swap beginning on October 19, 2002, and continuing on a quarterly basis until its expiration in July 2009.  Under the terms of the interest rate swap, Peoples would receive LIBOR based variable rate payments and pay fixed rate payments to a counter-party, computed on a notional amount of $17 million.  Peoples entered into this interest rate contract to hedge a $17 million long-term, fixed rate FHLB advance, which could convert to a variable rate at the FHLB’s discretion.  At December 31, 2008, Peoples had not exercised its option under this interest rate contract since the advance remained a fixed rate advance.  Changes in estimated fair value of this interest rate contract are recorded in earnings and are immaterial.

Other
Peoples also has commitments to make additional capital contributions in low-income housing projects.  Such commitments approximated $1.1 million at December 31, 2008, and $1.3 million at December 31, 2007.  The maximum aggregate amounts Peoples could be required to make for each of the next five years are as follows: $247,000 in 2009; $240,000 in 2010; $234,000 in 2011; $185,000 in 2012 and $125,000 in 2013.

Note 16. Regulatory Matters

The following is a summary of certain regulatory matters affecting Peoples and its subsidiaries:

Capital Requirements
Peoples and Peoples Bank are subject to various regulatory capital guidelines administered by the banking regulatory agencies.  Under capital adequacy requirements and the regulatory framework for prompt corrective action, Peoples and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of each entity's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Peoples' and Peoples Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Failure to meet future minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on Peoples’ financial results.

Quantitative measures established by regulation to ensure capital adequacy require Peoples and Peoples Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Peoples and Peoples Bank met all capital adequacy requirements at December 31, 2008.

As of December 31, 2008, the most recent notifications from the banking regulatory agencies categorized Peoples and Peoples Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Peoples and Peoples Bank must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since these notifications that management believes have changed Peoples or Peoples Bank's category.

Peoples and Peoples Bank’s actual capital amounts and ratios as of December 31 are also presented in the following table:

	Peoples		Peoples Bank
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
2008
Total Capital (1)
Actual	$ 173,470	13.2%	$ 158,030	12.1%
For capital adequacy	105,253	8.0%	104,715	8.0%
To be well capitalized	131,566	10.0%	130,894	10.0%

Tier 1 (2)
Actual	$ 156,254	11.9%	$ 141,587	10.8%
For capital adequacy	52,626	4.0%	52,357	4.0%
To be well capitalized	78,939	6.0%	78,536	6.0%

Tier 1 Leverage (3)
Actual	$ 156,254	8.2%	$ 141,587	7.5%
For capital adequacy	76,443	4.0%	75,866	4.0%
To be well capitalized	95,554	5.0%	94,833	5.0%

	Peoples		Peoples Bank
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
2007
Total Capital (1)
Actual	$ 172,117	13.2%	$ 148,355	11.5%
For capital adequacy	104,043	8.0%	103,509	8.0%
To be well capitalized	130,054	10.0%	129,386	10.0%

Tier 1 (2)
Actual	$ 154,933	11.9%	$ 132,637	10.3%
For capital adequacy	52,022	4.0%	51,755	4.0%
To be well capitalized	78,032	6.0%	77,632	6.0%

Tier 1 Leverage (3)
Actual	$ 154,933	8.5%	$ 132,637	7.3%
For capital adequacy	73,062	4.0%	72,699	4.0%
To be well capitalized	91,328	5.0%	90,873	5.0%
(1) Ratio represents total capital to net risk-weighted assets
(2) Ratio represents Tier 1 capital to net risk-weighted assets
(3) Ratio represents Tier 1 capital to average assets

As more fully disclosed in Note 11, on January 30, 2009, Peoples received $39.0 million of new equity capital from the sale of Series A Preferred Shares and the Warrant to U.S. Treasury as part of the TARP Capital Purchase Program.  All of the proceeds from the sale of the Series A Preferred Shares and the Warrant will qualify as Tier 1 capital for regulatory purposes.

Limits on Dividends
The primary source of funds for the dividends paid by Peoples is dividends received from Peoples Bank.  The payment of dividends by Peoples Bank is subject to various banking regulations.  The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years.  At December 31, 2008, Peoples Bank had approximately $3.9 million of net profits available for distribution to Peoples as dividends without regulatory approval.

Federal Reserve Requirements
Peoples Bank is required to maintain a minimum level of reserves, consisting of cash on hand and non-interest-bearing balances with the Federal Reserve Bank, based on the amount of deposit liabilities.  Average required reserve balances were approximately $4.9 million and $4.8 million for the years ended December 31, 2008 and 2007.

Note 17. Stock–Based Compensation

Under the Peoples Bancorp Inc. 2006 Equity Plan (the “2006 Equity Plan”) approved by shareholders, Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights or any combination thereof covering up to 500,000 common shares to employees and non-employee directors.  Prior to 2007, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  Since February 2007, Peoples has granted a combination of restricted common shares and stock appreciation rights (“SARs”) to be settled in common shares to employees and restricted common shares to non-employee directors subject to the terms and conditions prescribed by the 2006 Equity Plan.  In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.

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

The following summarizes the changes to Peoples’ stock options for the year ended December 31, 2008:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	325,461	$ 22.74
Granted	–	–
Exercised	13,064	17.36
Forfeited	7,950	24.98
Outstanding at December 31	304,447	22.91	4.2 years	$ 367,000

Exercisable at December 31	261,909	22.01	3.7 years	$ 367,000

The weighted-average estimated fair value of options granted in 2006 was $7.37.  The total intrinsic value of stock options exercised was $61,000, $0.6 million and $1.4 million in 2008, 2007 and 2006, respectively.

The following summarizes information concerning Peoples’ stock options outstanding at December 31, 2008:
			Options Outstanding			Options Exercisable
Range of Exercise Prices			Option Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Option Shares Exercisable	Weighted- Average Exercise Price
$13.48	to	$15.45	71,112	0.8 years	$ 14.20	71,112	$ 14.20
$15.45	to	$22.32	62,672	4.0 years	21.71	62,672	21.71
$22.33	to	$26.01	56,953	4.1 years	24.39	56,953	24.39
$26.01	to	$28.25	73,176	6.4 years	27.88	36,638	27.50
$28.25	to	$30.00	40,534	6.3 years	29.03	34,534	28.91
Total			304,447	4.2 years	$ 22.91	261,909	$ 22.01

Stock Appreciation Rights
 SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted will vest three years from the grant date and expire ten years from the date of grant.  The following summarizes the changes to Peoples’ SARs for the year ended December 31, 2008:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	30,374	$ 27.96
Granted	28,170	23.85
Exercised	–	–
Forfeited	1,111	29.25
Outstanding at December 31	57,433	$ 25.92	8.7 years	$ –
Exercisable at December 31	–	$ –	–	$ –

The weighted-average estimated fair value of the SARs granted in 2008 and 2007 was $5.46 and $7.73, respectively. The following summarizes information concerning Peoples’ SARs outstanding at December 31, 2008:

Exercise Prices			Number of Shares Outstanding	Weighted- Average Remaining Contractural Life	Weighted- Average Exercise Price	Number of Shares Exercisable
$23.26			5,000	8.6 years	$ 23.26	–
$23.77			26,170	9.1 years	23.77	–
$23.80	to	$27.99	6,000	9.0 years	26.26	–
$29.25			20,263	8.1 years	29.25	–
Total			57,433	8.7 years	$ 25.92	–

Restricted Shares
         Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while the restrictions on common shares awarded to employees expire after three years.  The following summarizes the changes to Peoples’ restricted common shares for year ended December 31, 2008:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1	9,148	$ 28.49
Awarded	14,069	23.72
Released	7,475	24.47
Forfeited	164	29.25
Outstanding at December 31	15,578	$ 26.10

The total intrinsic value of restricted stock released was $158,000 and $220,000 in 2008 and 2007, respectively.

Stock-Based Compensation
        Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefits costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized for the years ended December 31:

(Dollars in thousands)	2008	2007	2006
Total stock-based compensation	$ 498,000	$ 391,000	$ 280,000
Recognized tax benefit	(174,000)	(137,000)	(98,000)
Net expense recognized	$ 324,000	$ 254,000	$ 182,000

The estimated fair value of stock options and SARs was calculated at grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2008	2007	2006
Risk-free interest rate	4.38%	4.82%	4.56%
Dividend yield	3.88%	3.05%	2.65%
Volatility factor of the market price of parent stock	26.3%	25.5%	25.8%
Weighted-average expected life	10.0 years	10.0 years	6.4 years

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

Total unrecognized stock-based compensation expense related to unvested awards was $213,000 at December 31, 2008, which will be recognized over a weighted-average period of 1.6 years.

Note 18. Parent Company Only Financial Information

Condensed Balance Sheets	December 31,
(Dollars in thousands)	2008	2007
Assets:
Cash and due from other banks	$ 2,209	$ 2,111
Interest-bearing deposits in subsidiary bank	3,776	12,437
Receivable from subsidiary bank	423	651
Available-for-sale investment securities, at estimated fair value (amortized
cost of $1,405 and $1,386 at December 31, 2008 and 2007, respectively)	2,940	4,744
Investments in subsidiaries:
Bank	179,193	186,840
Non-bank	28,025	26,988
Other assets	1,305	825
Total assets	$217,871	$234,596

Liabilities:
Accrued expenses and other liabilities	$ 5,872	$ 7,012
Dividends payable	2,398	2,288
Junior subordinated debentures held by subsidiary trusts	22,975	22,460
Total liabilities	31,245	31,760

Stockholders' equity	186,626	202,836
Total liabilities and stockholders' equity	$217,871	$234,596

Condensed Statements of Income	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Income:
Dividends from subsidiary bank	$ 2,000	$ 28,000	$ 21,750
Dividends from non-bank subsidiary	-	1,000	2,300
Interest	361	392	598
Other income	-	-	1
Total income	2,361	29,392	24,649

Expenses:
Interest expense on junior subordinated notes held by subsidiary trusts	2,011	2,223	2,689
Intercompany management fees	821	938	875
Interest	-	-	691
Other expense	1,380	1,374	1,488
Total expenses	4,212	4,535	5,743

(Loss) income before federal income taxes and (excess dividends from) equity
in undistributed earnings of subsidiaries	(1,851)	24,857	18,906
Applicable income tax benefit	(1,798)	(2,345)	(2,160)
Equity in (excess dividends from) undistributed earnings of subsidiaries	7,508	(8,888)	492
Net income	$ 7,455	$ 18,314	$ 21,558

Statements of Cash Flows	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Operating activities
Net income	$ 7,455	$ 18,314	$ 21,558
Adjustment to reconcile net income to cash provided by operations:
Amortization and depreciation	–	2	12
(Equity in) excess dividends from undistributed earnings of subsidiaries	(7,508)	8,888	(492)
Other, net	59	1,313	(610)
Net cash provided by operating activities	6	28,517	20,468

Investing activities
Net (purchases of) proceeds from sales and maturity investment securities	(45)	(224)	100
Change in receivable from subsidiary	228	(51)	(298)
Acquisitions, net of cash received	–	(1,070)	(1,453)
Net cash provided by (used in) investing activities	183	(1,345)	(1,651)

Financing activities
Payments on long-term borrowings	–	–	(13,600)
Purchase of treasury stock	(506)	(12,350)	(1,214)
Proceeds from issuance of common stock	210	989	2,719
Repurchase of Trust Preferred Securities	–	–	(25)
Redemption of Trust Preferred Securities	–	(7,000)	–
Cash dividends paid	(8,423)	(8,375)	(8,164)
Excess tax (expense) benefit for share based payments	(33)	148	–
Net cash used in financing activities	(8,752)	(26,588)	(20,284)
Net (decrease) increase in cash and cash equivalents	(8,563)	584	(1,467)
Cash and cash equivalents at the beginning of year	14,548	13,964	15,431
Cash and cash equivalents at the end of year	$ 5,985	$ 14,548	$ 13,964

Supplemental cash flow information:
Interest paid	$ 1,980	$ 2,302	$ 3,322

Note 19. Summarized Quarterly Information (Unaudited)

      A summary of selected quarterly financial information for 2008 and 2007 follows:
	2008
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Total interest income	$ 27,299	$ 26,548	$ 26,063	$ 26,317
Total interest expense	13,013	11,674	11,461	11,600
Net interest income	14,286	14,874	14,602	14,717
Provision for loan losses	1,437	6,765	5,996	13,442
Net gain (loss) on investment securities	293	(308)	(111)	(2,466)
Other income	8,234	7,886	8,142	8,591
Intangible asset amortization	415	403	390	378
Other expenses	13,327	12,641	12,803	13,128
Income tax expense (benefit)	1,986	690	493	(3,009)
Net income	$ 5,648	$ 1,953	$ 2,951	$ (3,097)
Earnings per share:
Basic	$ 0.55	$ 0.19	$ 0.29	$ (0.30)
Diluted	$ 0.55	$ 0.19	$ 0.28	$ (0.30)
Weighted-average shares outstanding:
Basic	10,302,713	10,304,666	10,319,534	10,333,888
Diluted	10,345,180	10,352,135	10,354,522	10,359,491

    Included in net gain (loss) on investment securities are other-than-temporary non-cash impairment charges of approximately $4.0 million and $260,000 during the fourth and second quarters of 2008, respectively.

	2007
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Total interest income	$ 28,360	$ 28,080	$ 28,241	$ 28,738
Total interest expense	14,839	14,747	15,089	14,823
Net interest income	13,521	13,333	13,152	13,915
Provision for loan losses	623	847	967	1,522
Net gain (loss) on investment securities	17	21	(613)	(5,487)
Other income	8,114	7,954	7,736	7,622
Intangible asset amortization	500	489	478	467
Other expenses	12,842	12,661	12,121	11,894
Income tax expense (benefit)	2,041	1,962	1,594	(37)
Net income	$ 5,646	$ 5,349	$ 5,115	$ 2,204
Earnings per share:
Basic	$ 0.53	$ 0.51	$ 0.49	$ 0.21
Diluted	$ 0.53	$ 0.51	$ 0.49	$ 0.21
Weighted-average shares outstanding:
Basic	10,584,893	10,503,952	10,421,548	10,344,437
Diluted	10,670,148	10,574,250	10,483,657	10,398,806

    Included in net gain (loss) on investment securities are other-than-temporary non-cash impairment charges of approximately $5.5 million in the fourth quarter and $675,000 in the third quarter.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information concerning (a) directors of Peoples Bancorp Inc. (“Peoples”), (b) the procedures by which shareholders of Peoples may recommend nominees to Peoples’ Board of Directors, (c) the Audit Committee of Peoples’ Board of Directors and (d) the Board of Directors’ determination that Peoples has an “audit committee financial expert” serving on its Audit Committee required by Items 401, 407(c)(3), 407(d)(4) and 407(d)(5) of SEC Regulation S-K is included in the sections captioned “PROPOSAL NUMBER 1: ELECTION OF DIRECTORS”, “THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD” and “NOMINATING PROCEDURES” of the definitive Proxy Statement of Peoples Bancorp Inc. relating to the Annual Meeting of Shareholders to be held April 23, 2009 (“Peoples’ Definitive Proxy Statement”), which sections are incorporated herein by reference.  The procedures by which shareholders of Peoples may recommend nominees to Peoples’ Board of Directors have not changed materially from those described in Peoples’ definitive Proxy Statement for the 2008 Annual Meeting of Shareholders held on April 10, 2008.

    The information regarding Peoples’ executive officers required by Item 401 of SEC Regulation S-K is included in the section captioned “EXECUTIVE OFFICERS” of Peoples’ Definitive Proxy Statement, which section is incorporated herein by reference.

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

    In accordance with the requirements of Rule 4350(n) of The NASDAQ Stock Market LLC Marketplace Rules, the Board of Directors of Peoples has adopted a Code of Ethics covering the directors, officers and employees of Peoples and its affiliates, including, without limitation, the principal executive officer, the principal financial officer and principal accounting officer of Peoples.  Peoples intends to disclose the following events, if they occur, in a Current Report on Form 8-K and on the “Corporate Governance & Ethics” page of Peoples’ Internet website at www.peoplesbancorp.com within four business days following their occurrence:
(A)	the date and nature of any amendment to a provision of Peoples’ Code of Ethics that

(i)	applies to the principal executive officer, principal financial officer, principal accounting officer or controller of Peoples, or persons performing similar functions,

(ii)	relates to any element of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K, and

(iii)	is not a technical, administrative or other non-substantive amendment; and

(B)
a description (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver) of any waiver, including an implicit waiver, from a provision of the Code of Ethics granted to the principal executive officer, principal financial officer, principal accounting officer or controller of Peoples, or persons performing similar functions, that relates to one or more of the elements of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is included in the sections captioned “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “EXECUTIVE COMPENSATION: COMPENSATION DISCUSSION AND ANALYSIS”, “ANNUAL CASH INCENTIVE COMPENSATION”, “LONG-TERM EQUITY-BASED INCENTIVE COMPENSATION”, “SUMMARY COMPENSATION TABLE FOR 2008”, “GRANTS OF PLAN-BASED AWARDS FOR 2008”, “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2008”, “OPTION EXERCISES AND STOCK VESTED FOR 2008”, “PENSION BENEFITS FOR 2008”, “NON-QUALIFIED DEFERRED COMPENSATION FOR 2008” and “OTHER POTENTIAL POST EMPLOYMENT PAYMENTS” of Peoples’ Definitive Proxy Statement, which sections are incorporated herein by reference.

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

Equity Compensation Plan Information
    The table below provides information as of December 31, 2008, with respect to compensation plans under which common shares of Peoples are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.  These compensation plans include:
(i)	the Peoples Bancorp Inc. Amended and Restated 1993 Stock Option Plan (the “1993 Plan”);
(ii)	the Peoples Bancorp Inc. 1995 Stock Option Plan (the “1995 Plan”);
(iii)	the Peoples Bancorp Inc. 1998 Stock Option Plan (the “1998 Plan”);
(iv)	the Peoples Bancorp Inc. 2002 Stock Option Plan (the “2002 Plan”);
(v)	the Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan (the “2006 Plan”); and
(vi)	the Peoples Bancorp Inc. Second Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the “Deferred Compensation Plan”).

All of these compensation plans were approved by the shareholders of Peoples.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	434,699(1)	$23.39(2)	405,005(3)

Equity compensation plans not approved by shareholders	–	–	–
Total	434,699	$23.39	405,005
(1)
Includes an aggregate of 361,880 common shares issuable upon exercise of options granted under the 1993 Plan, the 1995 Plan, the 1998 Plan and the 2002 Plan and options and stock appreciation rights granted under the 2006 Plan and 72,819 common shares allocated to participants’ bookkeeping accounts under the Deferred Compensation Plan.

(2)
Represents weighted-average exercise price of outstanding options granted under the 1993 Plan, the 1995 Plan, the 1998 Plan and the 2002 Plan and options and stock appreciation rights granted under the 2006 Plan.  The weighted-average exercise price does not take into account the common shares allocated to participants’ bookkeeping accounts under the Deferred Compensation Plan.

(3)
Includes 395,055 common shares and 9,950 common shares remaining available for future grants under the 2006 Plan and future allocations to bookkeeping accounts under the Deferred Compensation Plan, respectively, at December 31, 2008.  No common shares were available for future grants under the 1993 Plan, the 1995 Plan, the 1998 Plan and the 2002 Plan at December 31, 2008.

    Additional information regarding Peoples’ stock-based compensation plans can be found in Note 17 of the Notes to the Consolidated Financial Statements.

    In addition, Peoples maintains the Peoples Bancorp Inc. Retirement Savings Plan, which is intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item 13 is included in the sections captioned “TRANSACTIONS WITH RELATED PERSONS”, “PROPOSAL NUMBER 1: ELECTION OF DIRECTORS”, “THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of Peoples’ Definitive Proxy Statement, which sections are incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this Item 14 is included in the section captioned “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of Peoples’ Definitive Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements:
The following consolidated financial statements of Peoples Bancorp Inc. and subsidiaries are included in Item 8:
Page
Report of Independent Registered Public Accounting Firm (Ernst & Young LLP) on Effectiveness of
Internal Control Over Financial Reporting	51
Report of Independent Registered Public Accounting Firm (Ernst & Young LLP) on Consolidated
Financial Statements	52
Consolidated Balance Sheets as of December 31, 2008 and 2007	53
Consolidated Statements of Income for each of the three years ended December 31, 2008	54
Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2008	55
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2008	56
Notes to the Consolidated Financial Statements	57
Peoples Bancorp Inc. (Parent Company Only Financial Information is included in Note 18 of the
Notes to the Consolidated Financial Statements)	85

(a)(2)Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)Exhibits
Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 93 The Exhibit Index specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)    Exhibits
Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 93.

(c)    Financial Statement Schedules
None.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP INC.

Date: March 3, 2009	By:	/s/ MARK F. BRADLEY
Mark F. Bradley, President and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARK F. BRADLEY	President, Chief Executive Officer and Director	03/03/2009
Mark F. Bradley

/s/ EDWARD G. SLOANE	Executive Vice President, Chief Financial Officer and	03/03/2009
Edward G. Sloane	Treasurer (Principal Financial and Accounting Officer)

/s/ CARL L. BAKER, JR.*	Director	03/03/2009
Carl L. Baker, Jr.

/s/ GEORGE W. BROUGHTON*	Director	03/03/2009
George W. Broughton

/s/ FRANK L. CHRISTY*	Director	03/03/2009
Frank L. Christy

/s/ WILFORD D. DIMIT*	Director	03/03/2009
Wilford D. Dimit

/s/ RICHARD FERGUSON*	Chairman of the Board and Director	03/03/2009
Richard Ferguson

/s/ DAVID L. MEAD*	Director	03/03/2009
David L. Mead

/s/ ROBERT W. PRICE*	Director	03/03/2009
Robert W. Price

/s/ THEODORE P. SAUBER*	Director	03/03/2009
Theodore P. Sauber

/s/ PAUL T. THEISEN*	Vice Chairman of the Board	03/03/2009
Paul T. Theisen

/s/ JOSEPH H. WESEL*	Director	03/03/2009
Joseph H. Wesel

/s/ THOMAS J. WOLF*	Director	03/03/2009
Thomas J. Wolf

*
The above-named directors of the Registrant sign this Annual Report on Form 10-K by Mark F. Bradley, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated and on the 3rd day of March, 2009.

By:	/s/ MARK F. BRADLEY
Mark F. Bradley
President and Chief Executive Officer

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2008

Exhibit Number	Description	Exhibit Location
3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993).	Incorporated herein by reference to Exhibit 3(a) to the Registration Statement of Peoples Bancorp Inc. (“Peoples”) on Form 8-B filed July 20, 1993 (File No. 0-16772).

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994).	Incorporated herein by reference to Exhibit 3(a)(2) to Peoples' Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-16772) (“Peoples’ 1997 Form 10-K”).

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996).	Incorporated herein by reference to Exhibit 3(a)(3) to Peoples' 1997 Form 10-K.

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003).	Incorporated herein by reference to Exhibit 3(a) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772)(“Peoples’ March 31, 2003 Form 10-Q”).

3.1(e)	Certificate of Amendment by Shareholders or Members to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated January 22, 2009 and filed on January 23, 2009 (File No. 0-16772).

3.1(f)
Certificate of Amendment by Directors or Incorporators to Articles filed with the Secretary of State of the State of Ohio on January 28, 2009, evidencing adoption of amendments by the Board of Directors of Peoples Bancorp Inc. to Article FOURTH of Amended Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Peoples Bancorp Inc.
Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772) (“Peoples’ February 2, 2009 Form 8-K”).

3.1(g)	Amended Articles of Incorporation of Peoples Bancorp Inc. (reflecting amendments through January 28, 2009) [For SEC reporting compliance purposes only – not filed with Ohio Secretary of State].	Filed herewith.

3.2(a)	Code of Regulations of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3(b) to Peoples' Registration Statement on Form 8-B filed July 20, 1993 (File No. 0-16772).

3.2(b)
Certificate of Amendment to the Code of Regulations of Peoples Bancorp Inc. regarding adoption of amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003.
Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q.

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2008

3.2(c)
Certificate of Amendment to the Code of Regulations of Peoples Bancorp Inc. regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004.
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

4.5	Warrant to purchase 313,505 Shares of Common Stock (common shares) of Peoples Bancorp Inc., issued to the United States Department of the Treasury on January 30, 2009	Incorporated herein by reference to Exhibit 4.1 to Peoples’ February 2, 2009 Form 8-K.

4.6
Letter Agreement, dated January 30, 2009, including Securities Purchase Agreement – Standard Terms attached thereto as Exhibit A, between Peoples Bancorp Inc. and the United States Department of the Treasury [Note: Annex A to Securities Purchase Agreement is not included therewith; filed as Exhibit 3.1 to Peoples’ February 2, 2009 Form 8-K and incorporated by reference at Exhibit 3.1(f) of this Annual Report on Form 10-K]
Incorporated herein by reference to Exhibit 10.1 to Peoples’ February 2, 2009 Form 8-K.

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2008

10.1(a)	Peoples Bancorp Inc. Second Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (Amended and Restated Effective December 11, 2008.)*	Filed herewith.

10.1(b)	Rabbi Trust Agreement, made January 6, 1998, between Peoples Bancorp Inc. and The Peoples Banking and Trust Company (predecessor to Peoples Bank, National Association)*	Incorporated herein by reference to Exhibit 10.1(c) of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-16772) (“Peoples’ 2007 Form 10-K”).

10.2	Peoples Bancorp Inc, Amended and Restated Incentive Award Plan (Amended and Restated Effective December 11, 2008)*	Filed herewith.

10.3	Amended and Restated Peoples Bancorp Inc. 1993 Stock Option Plan.*	Incorporated herein by reference to Exhibit 4 to Peoples' Registration Statement on Form S-8 filed August 25, 1993 (Registration Statement No. 33-67878).

10.4	Form of Stock Option Agreement used in connection with grant of non-qualified stock options under Amended and Restated Peoples Bancorp Inc. 1993 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(g) to Peoples' Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-16772) (”Peoples’ 1995 Form 10-K”).

10.5	Form of Stock Option Agreement, dated May 20, 1993, used in connection with grant of incentive stock options under Amended and Restated Peoples Bancorp Inc. 1993 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(h) to Peoples' 1995 Form 10-K.

10.6	Form of Stock Option Agreement, dated November 10, 1994, used in connection with grant of incentive stock options under Peoples Bancorp Inc. Amended and Restated 1993 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(i) to Peoples' 1995 Form 10-K.

10.7	Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 4 to Peoples' Registration Statement on Form S-8 filed May 24, 1995 (Registration Statement No. 33-59569).

10.8	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples under Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(k) to Peoples' 1995 Form 10-K.

10.9	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples' subsidiaries under Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(l) to Peoples' 1995 Form 10-K.

*Management Compensation Plan

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2008

10.10	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(m) to Peoples' Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-16772) (“Peoples’ 1998 Form 10-K”).

10.11	Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10 to Peoples' Registration Statement on Form S-8 filed September 4, 1998 (Registration Statement No. 333-62935).

10.12	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(o) to Peoples' 1998 Form 10-K.

10.13	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to consultants/advisors of Peoples under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(p) to Peoples' 1998 Form 10-K.

10.14	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(o) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999(File No. 0-16772).

10.15	Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10 to Peoples' Registration Statement on Form S-8 filed April 15, 2002 (Registration Statement No. 333-86246).

10.16	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to directors of Peoples under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(r) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-16772)(“Peoples’ 2002 Form 10-K”).

10.17	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to Peoples’ subsidiaries’ directors under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(s) to Peoples’ 2002 Form 10-K.

10.18	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to employees of Peoples under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(t) to Peoples’ 2002 Form 10-K.

10.19	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(u) to Peoples’ 2002 Form 10-K.

*Management Compensation Plan

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2008

10.20	Amended and Restated Change in Control Agreement, between Peoples Bancorp Inc. and Mark F. Bradley (amended and restated effective December 11, 2008)*	Filed herewith.

10.21	Amended and Restated Change in Control Agreement, between Peoples Bancorp Inc. and Carol A. Schneeberger (amended and restated effective December 11, 2008)*	Filed herewith.

10.22	Amended and Restated Change in Control Agreement between Peoples Bancorp Inc. and David T. Wesel (amended and restated effective December 11, 2008)*	Filed herewith.

10.23	Amended and Restated Change in Control Agreement between Peoples Bancorp Inc. and Deborah K. Hill (amended and restated effective December 11, 2008)*	Filed herewith.

10.24	Amended and Restated Change in Control Agreement between Peoples Bancorp Inc. and Joseph S. Yazombek (amended and restated effective December 11, 2008)*	Filed herewith.

10.25	Summary of Perquisites for Executive Officers of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10.24 to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-16772) (“Peoples’ 2006 Form 10-K”).

10.26	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.*	Filed herewith.

10.27	Summary of Cash Compensation for Directors of Peoples Bancorp Inc.	Filed herewith.

10.28	Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan*	Filed herewith.

10.29	Form of Peoples Bancorp Inc. 2006 Equity Plan Nonqualified Stock Option Agreement used and to be used to evidence grant of nonqualified stock option to director of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10(c) of Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 0-16772).

10.30	Form of Peoples Bancorp Inc. 2006 Equity Plan Restricted Stock Agreement for employees used and to be used to evidence awards of restricted stock granted to employees of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10.29 of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-16722) (“Peoples’ 2006 Form 10-K”).
*Management Compensation Plan

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2008

10.31	Form of Peoples Bancorp Inc. 2006 Equity Plan Restricted Stock Agreement for directors used and to be used to evidence awards of restricted stock granted to directors of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10.30 of Peoples’ 2006 Form 10-K.

10.32	Form of Peoples Bancorp Inc. 2006 Equity Plan SAR Agreement for employees used and to be used to evidence awards of stock appreciation rights granted to employees of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 10.31 of Peoples’ 2006 Form 10-K.

10.33(a)
Letter Agreement between Peoples Bancorp Inc. and Mark F. Bradley, executed on behalf of Peoples Bancorp Inc. on January 23, 2009 and by Mark F. Bradley on January 23, 2009 and effective January 30, 2009 [Note: Appendix A to Letter Agreement is not included therewith; filed as Exhibit 10.1 to Peoples’ February 2, 2009 Form 8-K and incorporated by reference at Exhibit 4.6 of this Annual Report on Form 10-K]*
Incorporated herein by reference to Exhibit 10.2(a) to Peoples’ February 2, 2009 Form 8-K.

10.33(b)
Letter Agreement between Peoples Bancorp Inc. and Edward G. Sloane, executed on behalf of Peoples Bancorp Inc. on January 22, 2009 and by Edward G. Sloane on January 22, 2009 and effective January 30, 2009[Note: Appendix A to Letter Agreement is not included therewith; filed as Exhibit 10.1 to Peoples’ February 2, 2009 Form 8-K and incorporated by reference at Exhibit 4.6 of this Annual Report on Form 10-K]*
Incorporated herein by reference to Exhibit 10.2(b)to Peoples’ February 2, 2009 Form 8-K.

10.33(c)
Letter Agreement between Peoples Bancorp Inc. and Deborah K. Hill, executed on behalf of Peoples Bancorp Inc. on January 22, 2009 and by Deborah K. Hill on January 22, 2009 and effective January 30, 2009[Note: Appendix A to Letter Agreement is not included therewith; filed as Exhibit 10.1 to Peoples’ February 2, 2009 Form 8-K and incorporated by reference at Exhibit 4.6 of this Annual Report on Form 10-K]*
Incorporated herein by reference to Exhibit 10.2(c) to Peoples’ February 2, 2009 Form 8-K.

10.33(d)
Letter Agreement between Peoples Bancorp Inc. and Carol A. Schneeberger, executed on behalf of Peoples Bancorp Inc. on January 23, 2009 and by Carol A. Schneeberger on January 23, 2009 and effective January 30, 2009[Note: Appendix A to Letter Agreement is not included therewith; filed as Exhibit 10.1 to Peoples’ February 2, 2009 Form 8-K and incorporated by reference at Exhibit 4.6 of this Annual Report on Form 10-K]*
Incorporated herein by reference to Exhibit 10.2(d) to Peoples’ February 2, 2009 Form 8-K.

*Management Compensation Plan

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2008

10.33(e)
Letter Agreement between Peoples Bancorp Inc. and David T. Wesel, executed on behalf of Peoples Bancorp Inc. on January 23, 2009 and by David T. Wesel on January 25, 2009 and effective January 30, 2009[Note: Appendix A to Letter Agreement is not included therewith; filed as Exhibit 10.1 to Peoples’ February 2, 2009 Form 8-K and incorporated by reference at Exhibit 4.6 of this Annual Report on Form 10-K]*
Incorporated herein by reference to Exhibit 10.2(e) to Peoples’ February 2, 2009 Form 8-K.

10.33(f)
Letter Agreement between Peoples Bancorp Inc. and Joseph S. Yazombek, executed on behalf of Peoples Bancorp Inc. on January 23, 2009 and by Joseph S. Yazombek on January 23, 2009 and effective January 30, 2009[Note: Appendix A to Letter Agreement is not included therewith; filed as Exhibit 10.1 to Peoples’ February 2, 2009 Form 8-K and incorporated by reference at Exhibit 4.6 of this Annual Report on Form 10-K]*

Incorporated herein by reference to Exhibit 10.2(f) to Peoples’ February 2, 2009 Form 8-K.

10.34	Amended and Restated Change in Control Agreement between Peoples Bancorp Inc. and Edward G. Sloane (amended and restated effective December 11, 2008)*	Filed herewith.

12	Statements of Computation of Ratios.	Filed herewith.

21	Subsidiaries of Peoples Bancorp Inc.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.	Filed herewith.

24	Powers of Attorney of Directors and Executive Officers of Peoples Bancorp Inc.	Filed herewith.

31(a)	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith.

31(b)	Rule 13a-14(a)/15d-14(a) Certifications[Chief Financial Officer and Treasurer]	Filed herewith.

32	Section 1350 Certifications	Filed herewith.

*Management Compensation Plan