Form 10-Q
period 2009-03-31
PEOPLES BANCORP INC
filed 2009-04-29
CIK 318300

For Printer-Friendy Version Click Here

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

                                               (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                              For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,457,166 common shares, without par value, at April 27, 2009.

As used in this Quarterly Report on Form 10-Q (“Form 10-Q”), “Peoples” refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, Peoples Bancorp Inc.
PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2009	2008
Assets
Cash and cash equivalents:
Cash and due from banks	$ 41,711	$ 34,389
Interest-bearing deposits in other banks	55,632	1,209
Total cash and cash equivalents	97,343	35,598

Available-for-sale investment securities, at fair value (amortized cost of
$689,337 at March 31, 2009 and $696,855 at December 31, 2008)	681,816	684,757
Other investment securities, at cost	23,996	23,996
Total investment securities	705,812	708,753

Loans, net of deferred fees and costs	1,100,910	1,104,032
Allowance for loan losses	(24,076)	(22,931)
Net loans	1,076,834	1,081,101

Loans held for sale	1,486	791
Bank premises and equipment, net	24,742	25,111
Bank owned life insurance	52,172	51,873
Goodwill	62,520	62,520
Other intangible assets	3,752	3,886
Other assets	31,283	32,705
Total assets	$ 2,055,944	$ 2,002,338

Liabilities
Deposits:
Non-interest-bearing	$ 190,754	$ 180,040
Interest-bearing	1,230,837	1,186,328
Total deposits	1,421,591	1,366,368

Short-term borrowings	50,027	98,852
Long-term borrowings	312,932	308,297
Junior subordinated notes held by subsidiary trust	22,504	22,495
Accrued expenses and other liabilities	18,583	19,700
Total liabilities	1,825,637	1,815,712

Stockholders’ Equity
Preferred stock, no par value (50,000 shares authorized, 39,000 shares issued
at March 31, 2009, and 0 shares issued at December 31, 2008)	38,470	–
Common stock, no par value, 24,000,000 shares authorized,
10,989,887 shares issued at March 31, 2009 and 10,975,364 shares issued at
December 31, 2008, including shares in treasury	165,540	164,716
Retained earnings	51,965	50,512
Accumulated comprehensive loss, net of deferred income taxes	(9,292)	(12,288)
Treasury stock, at cost, 645,913 shares at March 31, 2009 and 641,480 shares at
December 31, 2008	(16,376)	(16,314)
Total stockholders’ equity	230,307	186,626
Total liabilities and stockholders’ equity	$ 2,055,944	$ 2,002,338

                                              See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months
	Ended March 31,
(Dollars in thousands, except per share data)	2009	2008
Interest Income:
Interest and fees on loans	$ 16,709	$ 19,851
Interest and dividends on taxable investment securities	8,864	6,684
Interest on tax-exempt investment securities	745	732
Other interest income	16	32
Total interest income	26,334	27,299
Interest Expense:
Interest on deposits	6,984	8,465
Interest on short-term borrowings	169	1,539
Interest on long-term borrowings	3,156	2,514
Interest on junior subordinated notes held by subsidiary trust	498	495
Total interest expense	10,807	13,013
Net interest income	15,527	14,286
Provision for loan losses	4,063	1,437
Net interest income after provision for loan losses	11,464	12,849
Other Income:
Insurance income	2,745	2,967
Deposit account service charges	2,399	2,295
Trust and investment income	1,058	1,246
Electronic banking income	923	918
Mortgage banking income	601	204
Gain on investment securities	326	293
Bank owned life insurance	299	424
Loss on asset disposals	(119)	–
Other non-interest income	212	180
Total other income	8,444	8,527
Other Expenses:
Salaries and employee benefit costs	7,524	7,560
Net occupancy and equipment	1,472	1,426
Professional fees	741	610
Electronic banking expense	672	524
Data processing and software	537	541
FDIC insurance	487	34
Franchise tax	423	416
Amortization of other intangible assets	330	415
Marketing	234	370
Other non-interest expense	2,082	1,846
Total other expenses	14,502	13,742
Income before income taxes	5,406	7,634
Income taxes	1,211	1,986
Net income	$ 4,195	$ 5,648
Preferred dividends	341	–
Net income available to common shareholders	$ 3,854	$ 5,648

Earnings per common share - basic	$ 0.37	$ 0.55
Earnings per common share - diluted	$ 0.37	$ 0.55

Weighted-average number of common shares outstanding - basic	10,344,862	10,302,713
Weighted-average number of common shares outstanding - diluted	10,355,280	10,345,180

Cash dividends declared on common shares	$ 2,401	$ 2,285
Cash dividends declared per common share	$ 0.23	$ 0.22

                                   See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
	Preferred	Common	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Stock	Earnings	(Loss)	Stock	Total
Balance, December 31, 2008	$ –	$ 164,716	$ 50,512	$ (12,288)	$ (16,314)	$ 186,626
Net income			4,195			4,195
Other comprehensive income, net of tax				2,996		2,996
Issuance of preferred shares and common
stock warrant	38,454	546				39,000
Accrued dividends on preferred shares			(325)			(325)
Amortization of discount on preferred shares	16		(16)			–
Cash dividends declared of $0.23 per common share			(2,401)			(2,401)
Tax benefit from exercise of stock options		(6)				(6)
Purchase of treasury stock					(62)	(62)
Common shares issued under dividend
reinvestment plan		241				241
Stock-based compensation expense		43				43
Balance, March 31, 2009	$ 38,470	$ 165,540	$ 51,965	$ (9,292)	$ (16,376)	$ 230,307

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Net cash provided by operating activities	$ 5,315	$ 9,025
Investing activities
Available-for-sale securities:
Purchases	(48,815)	(86,224)
Proceeds from sales	20,352	20,290
Proceeds from maturities, calls and prepayments	37,174	58,838
Net decrease in loans	401	4,256
Net expenditures for premises and equipment	(611)	(786)
Proceeds from sales of other real estate owned	141	–
Net cash provided by (used in) investing activities	8,642	(3,626)
Financing activities
Net increase in non-interest-bearing deposits	10,714	2,392
Net increase in interest-bearing deposits	44,489	60,190
Net decrease in short-term borrowings	(48,825)	(67,675)
Proceeds from long-term borrowings	5,000	55,000
Payments on long-term borrowings	(365)	(49,003)
Issuance of preferred shares and common stock warrant	39,000	–
Cash dividends paid on common shares	(2,160)	(2,062)
Purchase of treasury stock	(62)	(337)
Proceeds from issuance of common shares	2	103
Excess tax (expense) benefit for share based payments	(5)	15
Net cash provided by (used in) financing activities	47,788	(1,377)
Net increase in cash and cash equivalents	61,745	4,022
Cash and cash equivalents at beginning of period	35,598	45,200
Cash and cash equivalents at end of period	$ 97,343	$ 49,222

                               See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying Unaudited Consolidated Financial Statements of Peoples Bancorp Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP for annual financial statements and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“2008 Form 10-K”).

The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2008 Form 10-K, as updated by the information contained in this Form 10-Q.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2008, contained herein has been derived from the audited Consolidated Balance Sheets included in Peoples’ 2008 Form 10-K.

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  In addition, Peoples’ insurance income includes contingent performance based insurance commissions that are recognized by Peoples when received, which typically occurs during the first quarter of each year.  Contingent performance based insurance commissions of $768,000 and $835,000 were received during the three months ended March 31, 2009 and 2008, respectively.

Cash and Cash Equivalents: At March 31, 2009, Peoples had $20.1 million of interest-bearing and non-interest-bearing deposits in other banks that were being used as additional collateral for public deposits and repurchase agreements in accordance with federal and state requirements.  As a result, these funds, which are included in cash and cash equivalents on the Consolidated Balance Sheets, are subject to restrictions as to their withdrawal and usage based on the total fair value of the collateral pledged to third parties, which is monitored daily.

Preferred Stock and Common Stock Warrant: As more fully described in Note 3, Peoples issued preferred stock and a common stock warrant, which are classified in stockholders’ equity on the consolidated balance sheet.  The outstanding preferred stock has similar characteristics of an “Increasing Rate Security” as described by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock (“SAB No. 68”).  The proceeds received in conjunction with the issuance of preferred stock and common stock warrant were allocated to preferred stock and common stock warrant based on their relative fair values.  Discounts on the increasing rate preferred stock are amortized over the expected life of the preferred stock (5 years), by charging imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount.  The discount at the time of issuance is computed as the present value of the difference between dividends that will be payable in future periods and the dividend amount for a corresponding number of periods, discounted at a market rate for dividend yield on comparable securities.  The amortization in each period is the amount which, together with the stated dividend in the period results in a constant rate of effective cost with regard to the carrying amount of the preferred stock.

Common stock warrants are evaluated for liability or equity treatment.  The common stock warrant outstanding is carried in stockholders’ equity until exercised or expired based on the view of both the SEC and Financial Accounting Standards Board (the “FASB”) that they would not object to classification of such warrants as permanent equity.  This view is consistent with the objective of the Capital Purchase Program that equity in these securities should be considered part of equity for regulatory reporting purposes.  The fair value of the common stock warrant used in allocating total proceeds received was determined based on a binomial model.

New Accounting Pronouncements: On April 9, 2009, the FASB issued three final Staff Positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have decreased significantly.  FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

All three Staff Positions are effective for interim and annual periods ending after June 15, 2009.  Entities were permitted to early adopt these Staff Positions for interim and annual periods ending after March 15, 2009, but had to adopt all three Staff Positions concurrently.  Peoples intends to adopt these Staff Positions for the quarterly period ending June 30, 2009, as required.  Management has not determined the impact adoption will have on Peoples’ consolidated financial statements.

On April 1, 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”).  FSP 141(R)-1 provides additional guidance regarding the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of adopting FSP 141(R)-1 will depend on the timing of future acquisitions, as well as the nature and existence of contingencies associated with such acquisitions.

Note 2. Fair Value of Financial Instruments

The measurement of fair value under US GAAP uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs.  This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

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

Assets measured at fair value on a recurring basis comprised the following at March 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale investment securities	$681,816	$1,890	$676,116	$3,810

The investment securities measured at fair value utilizing Level 1 and Level 2 inputs are obligations of the U.S. Treasury, agencies and corporations of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision in the U.S., bank eligible corporate obligations, including private-label mortgage-backed securities and common stocks issued by various unrelated banking holding companies.  The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.

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

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information:

Investment Securities
Balance, January 1, 2009	$5,422
Unrealized loss included in comprehensive income	(1,612)
Balance, March 31, 2009	$3,810

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis included the following:

Impaired Loans: Impaired loans are measured and reported at fair value in accordance with the provisions of FASB SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  Management’s determination of the fair value for these loans represents the estimated net proceeds to be received from the sale of the collateral based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 Inputs).  At March 31, 2009, impaired loans with an aggregate outstanding principal balance of $12.8 million were measured and reported at a fair value of $9.8 million.  During the three months ended March 31, 2009, Peoples recognized losses on impaired loans of $2.4 million through the allowance for loan losses.

Note 3. Stockholders’ Equity

The following table details the progression in shares of Peoples’ preferred, common and treasury stock during the periods presented:

	Preferred	Common	Treasury
	Stock	Stock	Stock
Shares at December 31, 2008	–	10,975,364	641,480
Issuance of preferred shares	39,000
Changes related to stock-based compensation awards:
Release of restricted common shares		1,125
Purchase of treasury stock			4,433
Common shares issued under dividend reinvestment plan		13,398
Shares at March 31, 2009	39,000	10,989,887	645,913

Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the Board of Directors.  On January 28, 2009, Peoples’ Board of Directors created a series of preferred shares designated as Peoples’ Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share, and fixed 39,000 shares as the authorized number of such shares (the “Series A Preferred Shares”).

On January 30, 2009, Peoples issued and sold to the United States Department of the Treasury (the “U.S. Treasury”) (i) 39,000 of Peoples’ Series A Preferred Shares, and (ii) a ten-year warrant (the “Warrant”) to purchase 313,505 Peoples common shares, at an exercise price of $18.66 per share (subject to certain anti-dilution and other adjustments), for an aggregate purchase price of $39 million in cash.

The Series A Preferred Shares accrue cumulative quarterly dividends at a rate of 5% per annum from January 30, 2009 to, but excluding February 15, 2014, and 9% per annum thereafter.  These dividends will be paid only if, as and when declared by Peoples’ Board of Directors.  The Series A Preferred Shares have no maturity date and rank senior to the common shares with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of Peoples.  Peoples has the option to redeem the Series A Preferred Shares at 100% of their liquidation preference plus accrued and unpaid dividends, subject to the approval of the Board of Governors of the Federal Reserve System and the Office of the Comptroller of Currency.  The Series A Preferred Shares are generally non-voting.

The U.S. Treasury may not transfer a portion or portions of the Warrant with respect to, and/or exercise the Warrant for more than one-half of, the 313,505 common shares issuable upon exercise of the Warrant, in the aggregate, until the earlier of (i) the date on which Peoples has received aggregate gross proceeds of not less than $39 million from one or more Qualified Equity Offerings and (ii) December 31, 2009.  However, if Peoples were to redeem all of the Series A Preferred Shares as permitted by and in accordance with the provisions of the American Recovery and Reinvestment Act and the documents required to consummate the redemption, the U.S. Treasury will be permitted, subject to compliance with applicable securities laws, to transfer all or a portion of the Warrant with respect to, and/or exercise the Warrant for, all or a portion of the number of common shares issuable thereunder, at any time and without limitation.  In the event Peoples completes one or more Qualified Equity Offerings on or prior to December 31, 2009, that result in Peoples receiving aggregate gross proceeds of not less than $39 million, the number of the common shares underlying the portion of the Warrant then held by the U.S. Treasury will be reduced by one-half of the common shares originally covered by the Warrant.  The U.S. Treasury has agreed not to exercise voting power with respect to any common shares issued to it upon exercise of the Warrant.  Any common shares issued by Peoples upon exercise of the Warrant will be issued from common shares held in treasury to the extent available.  If no treasury shares are available, common shares will be issued from authorized but unissued common shares.  At March 31, 2009, there had been no changes to the number of common shares covered by the Warrant nor had the U.S. Treasury exercised any portion of the Warrant.

The proceeds received from the U.S. Treasury were allocated to the Series A Preferred Stock and the Warrant based on relative fair value.  The fair value of the Series A Preferred Stock was determined through a discounted future cash flow model at a discount rate of 14%.  The fair value of the Warrant was calculated using a binomial option pricing model, which includes assumptions regarding Peoples’ dividend yield, stock price volatility, and the risk-free interest rate.  The relative fair value of the Series A Preferred Stock and the Warrant on January 30, 2009, was $38.5 million and $0.5 million, respectively.

Peoples calculated a discount on the Series A Preferred Shares in the amount of $0.5 million, which will be amortized over a 5 year period.  The effective yield on the amortization of the Series A Preferred Stock is approximately 5.32%.  In determining net income available to common shareholders, the periodic amortization and the cash dividend on the preferred stock are subtracted from net income.  As of March 31, 2009, Peoples accrued dividends and recorded amortization on Series A Preferred Stock for $325,000 and $16,000, respectively.

Note 4. Comprehensive Income

The following details the change in the components of Peoples’ accumulated other comprehensive loss for the three months ended March 31, 2009:

Unrecognized
	Unrealized	Net Pension and	Accumulated
	(Loss) Gain	Postretirement	Comprehensive
(Dollars in thousands)	on Securities	Costs	(Loss) Income
Balance, December 31, 2008	$ (7,863)	$ (4,425)	$ (12,288)
Current period change, net of tax	2,975	21	2,996
Balance, March 31, 2009	$ (4,888)	$ (4,404)	$ (9,292)

The components of other comprehensive income for the three months ended March 31 were as follows:

	March 31,
(Dollars in thousands)	2009	2008
Net income	$ 4,195	$ 5,648
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding gain arising in the period	4,902	1,775
Related tax expense	(1,715)	(622)
Less: reclassification adjustment for net gain included in net income	326	293
Related tax expense	(114)	(103)
Net effect on other comprehensive income	2,975	963
Defined benefit plans:
Amortization of unrecognized loss and service cost on pension plan	33	–
Related tax expense	(12)	–
Net effect on other comprehensive income	21	–
Total other comprehensive income, net of tax	2,996	963
Total comprehensive income	$ 7,191	$ 6,611

Note 5. Employee Benefit Plans

Peoples sponsors a noncontributory defined benefit pension plan that covers substantially all employees.  The plan provides retirement benefits based on an employee’s years of service and compensation.  In 2003, Peoples changed the methodology used to determine the retirement benefits for employees hired on or after January 1, 2003, which has lowered accumulated benefit obligation and net costs.  Peoples also has a contributory postretirement benefit plan for former employees who were retired as of December 31, 1992.  The plan provides health and life insurance benefits.  Peoples’ policy is to fund the cost of the benefits as they are incurred.  The following table details the components of the net periodic benefit cost for the plans for the three months ended March 31:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2009	2008	2009	2008
Service cost	$ 200	$ 191	$ –	$ –
Interest cost	197	195	4	4
Expected return on plan assets	(298)	(300)	–	–
Amortization of prior service cost	1	1	(1)	(1)
Amortization of net loss (gain)	41	3	(1)	(1)
Net periodic benefit cost	$ 141	$ 90	$ 2	$ 2

Employer Contributions
Through March 31, 2009, Peoples contributed $1.2 million to its pension plan upon the recommendation of and approval by the Board of Directors, which were designated for the 2008 plan year.

Note 6. Regulatory Capital

        Peoples and Peoples Bank’s actual capital amounts and ratios are presented in the following table:

	March 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES
Total Capital (1)
Actual	$ 214,389	16.1%	$ 173,470	13.2%
For capital adequacy	106,645	8.0%	105,253	8.0%
To be well capitalized	133,306	10.0%	131,566	10.0%

Tier 1 (2)
Actual	$ 197,258	14.8%	$ 156,254	11.9%
For capital adequacy	53,322	4.0%	52,626	4.0%
To be well capitalized	79,984	6.0%	78,939	6.0%

Tier 1 Leverage (3)
Actual	$ 197,258	10.0%	$ 156,254	8.2%
For capital adequacy	79,124	4.0%	76,443	4.0%
To be well capitalized	98,905	5.0%	95,554	5.0%
Net Risk-Weighted Assets	$ 1,333,060		$1,315,657

PEOPLES BANK
Total Capital (1)
Actual	$ 181,069	13.6%	$ 158,030	12.1%
For capital adequacy	106,292	8.0%	104,715	8.0%
To be well capitalized	132,865	10.0%	130,894	10.0%

Tier 1 (2)
Actual	$ 164,369	12.4%	$ 141,587	10.8%
For capital adequacy	53,146	4.0%	52,357	4.0%
To be well capitalized	79,719	6.0%	78,536	6.0%

Tier 1 Leverage (3)
Actual	$ 164,369	8.4%	$ 141,587	7.5%
For capital adequacy	78,530	4.0%	75,866	4.0%
To be well capitalized	98,162	5.0%	94,833	5.0%
Net Risk-Weighted Assets	$ 1,328,650		$1,308,937

                                                                (1)  Ratio represents total capital to net risk-weighted assets
                                    (2)  Ratio represents Tier 1 capital to net risk-weighted assets
                                    (3)  Ratio represents Tier 1 capital to average assets

Note 7. Stock-Based Compensation

Under the Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan (the “2006 Equity Plan”), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights or any combination thereof covering up to 500,000 common shares to employees and non-employee directors.  Prior to 2007, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  Since February 2007, Peoples has granted a combination of restricted common shares and stock appreciation rights (“SARs”) to be settled in common shares to employees and restricted common shares to non-employee directors subject to the terms and conditions prescribed by the 2006 Equity Plan.  During the three month period ending March 31, 2009, Peoples did not grant any stock-based compensation awards to employees and non-employee directors and no outstanding stock options or SARs were exercised.

In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.

Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefits costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized for the three months ended March 31:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Total stock-based compensation	$ 43	$ 252
Recognized tax benefit	(15)	(88)
Net expense recognized	$ 28	$ 164

Total unrecognized stock-based compensation expense related to unvested awards was $170,000 at March 31, 2009, which will be recognized over a weighted-average period of 1.4 years.

Note 8. Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares include incremental shares issuable upon exercise of outstanding stock options, SARs and non-vested restricted common shares using the treasury stock method.  As disclosed in Note 3, Peoples had a warrant to purchase 313,505 common shares outstanding at March 31, 2009.  This warrant was excluded from the calculation of diluted earnings per common share since it was anti-dilutive.  The calculation of basic and diluted earnings per common share was as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2009	2008
Net income	$ 4,195	$ 5,648
Preferred dividends	341	-
Net income available to common shareholders	3,854	5,648

Weighted-average common shares outstanding	10,344,862	10,302,713
Effect of potentially dilutive common shares	10,418	42,467
Total weighted-average diluted common
shares outstanding	10,355,280	10,345,180

Earnings per common share:
Basic	$ 0.37	$ 0.55
Diluted	$ 0.37	$ 0.55

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis that follows:

	At or For the Three Months
	Ended March 31,
	2009	2008
SIGNIFICANT RATIOS
Return on average stockholders' equity	7.91%	11.00%
Return on average common stockholders' equity	8.27%	11.00%
Return on average assets	0.84%	1.21%
Net interest margin (a)	3.52%	3.51%
Efficiency ratio (b)	58.59%	58.09%
Average stockholders' equity to average assets	10.63%	10.99%
Average loans to average deposits	79.84%	92.06%
Dividend payout ratio	62.30%	40.46%

ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (c)(d)	3.50%	1.57%
Nonperforming assets as a percent of total assets (d)(e)	1.89%	0.94%
Allowance for loan losses to loans net of unearned interest (d)	2.19%	1.43%
Allowance for loan losses to nonperforming loans (c)(d)	62.40%	91.20%
Provision for loan losses to average loans	0.37%	0.13%
Net charge-offs as a percentage of average loans (annualized)	1.07%	0.43%

CAPITAL RATIOS (d)
Tier I capital ratio	14.80%	12.12%
Total risk-based capital ratio	16.08%	13.43%
Leverage ratio	9.97%	8.81%
Tangible equity to tangible assets (f)	8.24%	7.67%
Tangible common equity to tangible assets (f)	6.31%	7.67%

PER COMMON SHARE DATA
Earnings per share:
Basic	$ 0.37	$ 0.55
Diluted	0.37	0.55
Cash dividends declared per common share	0.23	0.22
Book value per share (d)	18.55	20.15
Tangible book value per share (d) (g)	$ 12.14	$ 13.58
Weighted-average common shares outstanding:
Basic	10,344,862	10,302,713
Diluted	10,355,280	10,345,180
Common shares outstanding at end of period	10,343,974	10,295,414
(a)	Fully tax-equivalent net interest income as a percentage of average earning assets.
(b)
Non-interest expense (less intangible amortization) as a percentage of fully tax-equivalent net interest income plus non-interest income (excluding gains or losses on investment securities and asset disposals).

(c)	Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans.
(d)	Data presented as of the end of the period indicated.
(e)	Nonperforming assets include nonperforming loans and other real estate owned.
(f)	Excludes balance sheet impact of intangible assets acquired through acquisitions on each of total stockholders’ equity, total common equity and total assets.
(g)
Tangible book value per share reflects capital calculated for banking regulatory requirements and excludes balance sheet impact of intangible assets acquired through purchase accounting for acquisitions.

Forward-Looking Statements
Certain statements in this Form 10-Q which are not historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.  Words such as “anticipate”, “estimates”, “may”, “feels”, “expects”, “believes”, “plans”, “will”, “would”, “should”, “could” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.  Factors that might cause such a difference include, but are not limited to:
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

(6)	political developments, wars or other hostilities, which may disrupt or increase volatility in securities markets or other economic conditions;
(7)	legislative or regulatory changes or actions, which may adversely affect the business of Peoples;
(8)	adverse changes in the conditions and trends in the financial markets, which may adversely affect the fair value of securities within Peoples’ investment portfolio;
(9)	a delayed or incomplete resolution of regulatory issues that could arise;
(10)	Peoples’ ability to receive dividends from its subsidiaries;
(11)	the impact of larger or similar financial institutions encountering problems, which may adversely affect the banking industry and/or Peoples;
(12)	changes in accounting standards, policies, estimates or procedures, which may impact Peoples’ reported financial condition or results of operations;
(13)	Peoples’ ability to maintain required capital levels and adequate sources of funding and liquidity;
(14)	the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity;
(15)	the costs and effects of regulatory and legal developments, including the outcome of regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations; and
(16)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission (“SEC”), including those risk factors included in the disclosure under the heading “ITEM 1A. RISK FACTORS” of this Form 10-Q and Part I of Peoples’ 2008 Form 10-K.

All forward-looking statements speak only as of the execution date of this Form 10-Q and are expressly qualified in their entirety by the cautionary statements.  Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management’s knowledge of Peoples’ business and operations, it is possible that actual results may differ materially from these projections.  Additionally, Peoples undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events except as may be required by applicable legal requirements.  Copies of documents filed with the SEC are available free of charge at the SEC’s website at www.sec.gov and/or from Peoples Bancorp Inc.’s website – www.peoplesbancorp.com under the “Investor Relations” section.

This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements, and notes thereto, contained in Peoples’ 2008 Form 10-K, as well as the Unaudited Consolidated Financial Statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.

Business Overview
The following discussion and analysis of Peoples’ Unaudited Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.

Peoples offers diversified financial products and services through 50 financial service locations and 39 ATMs in southeastern Ohio, northwestern West Virginia and northeastern Kentucky through its financial service units – Peoples Bank, National Association (“Peoples Bank”), Peoples Financial Advisors (a division of Peoples Bank) and Peoples Insurance Agency, Inc, a subsidiary of Peoples Bank.  Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency.

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

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples’ Consolidated Financial Statements and Management’s Discussion and Analysis at March 31, 2009, which were unchanged from the policies disclosed in Peoples’ 2008 Form 10-K.

Fair Value Measurements
As a financial services company, the carrying value of certain financial assets and liabilities of Peoples is impacted by the application of fair value measurements, either directly or indirectly.  Given the inherent volatility, the use of fair value measurements may have a significant impact on the carrying value of assets or liabilities, or result in material changes to the consolidated financial statements, from period to period.  There were no material changes to the accounting practices and valuation methodologies employed by Peoples related to fair value measurements from those disclosed in Peoples’ 2008 Form 10-K.

Summary of Recent Transactions and Events
The following is a summary of recent transactions that have impacted or are expected to impact Peoples’ results of operations or financial condition:

o
On March 16, 2009, Peoples Bank announced plans to open a new full-service office in Zanesville, Ohio and combine operations in Nelsonville, Ohio into a single facility during the second quarter of 2009.  Peoples Bank also plans to close its Rutland, Ohio and Lower Salem, Ohio banking offices and consolidate those offices into existing nearby offices effective June 30, 2009.  These actions are consistent with management’s ongoing strategic focus of improving operating efficiencies by directing resources to areas with greater growth potential.

o
As described in “ITEM 1. BUSINESS-Recent Corporate Developments” of Peoples’ 2008 Form 10-K, on January 30, 2009, Peoples received $39 million of new equity capital from the U.S. Treasury’s TARP Capital Purchase Program.  The investment was in the form of newly-issued non-voting Fixed Rate Cumulative Perpetual Preferred Shares, Series A (the “Series A Preferred Shares”) and a related 10-year warrant sold by Peoples to the U.S. Treasury (the “TARP Capital Investment”).

o
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

o
Since early 2008, Peoples’ loan quality has been impacted by contraction within the commercial real estate market and economy as a whole, which has caused declines in commercial real estate values and deterioration in financial condition of various commercial borrowers.  These conditions led to Peoples downgrading the loan quality ratings on various commercial real estate loans during 2008 through its normal loan review process.  In addition, several impaired loans became under-collateralized due to the reduction in the estimated net realizable fair value of the underlying collateral.  As a result, Peoples’ provision for loan losses, net charge-offs and nonperforming loans in recent quarters have been higher than historical levels.

o
During 2008, Peoples systematically sold the preferred stocks issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) held in its investment portfolio, due to the uncertainty surrounding these entities.  These securities had a total recorded value of $12.1 million at December 31, 2007.  In July 2008, Peoples sold its remaining Fannie Mae preferred stocks, which completely eliminated all equity holdings in Fannie Mae and Freddie Mac.  As a result of the sales, Peoples recognized a cumulative pre-tax loss of $0.2 million in the first quarter of 2008.

o
Also during 2008 and continuing in the first quarter of 2009, Peoples sold selected lower yielding, longer-term investment securities, primarily obligations of U.S. government-sponsored enterprises, U.S. agency mortgage-backed securities and tax-exempt municipal bonds, as well as several small-lot mortgage-backed securities.  The proceeds from these sales were reinvested into similar securities with less price risk volatility.  These actions were intended to reposition the investment portfolio to reduce interest rate exposures and resulted in Peoples recognizing a pre-tax gain of $0.3 million in the first quarter of both 2009 and 2008.

o
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

EXECUTIVE SUMMARY

First quarter 2009 net income totaled $4.2 million versus $5.6 million for the first quarter of 2008, as improvements in net interest income were offset by an increased provision for loan losses.  Diluted earnings per common share were $0.37 and $0.55 for the three months ended March 31, 2009 and 2008, respectively.  First quarter 2009 diluted earnings per common share include the impact of accrued dividends on the Series A Preferred Shares issued as part of the TARP Capital Investment.

During the first three months of 2009, Peoples recorded a provision for loan losses of $4.1 million, versus $1.4 million during the same period in 2008 and $13.4 million during the fourth quarter of 2008.  These provisions reflect the amounts needed to maintain the adequacy of the allowance for loan losses based on management’s formal quarterly analysis.  The year-over-year increase was largely attributable to adverse conditions experienced by Peoples for most of 2008 and continuing into the first quarter of 2009.

Net interest income was $15.5 million for the first quarter of 2009, up 6% from the linked quarter, while net interest margin expanded 8 basis points to 3.52%.  These improvements resulted from a 7% reduction in interest expense and stable interest income.  Interest expense benefited from opportunities to reduce Peoples’ overall cost of funds provided by growth in lower-cost deposits and lower short-term market rates.  First quarter interest income was challenged by lower asset yields from increased refinancing and downward repricing of variable rate assets, although much of the impact was offset by a higher level of earning assets.  Compared to the prior year, first quarter net interest income was up 9%, largely attributable to higher earning asset levels, while net interest margin was basically unchanged as higher investment yields offset a reduction in loan yields.

Non-interest income, which excludes gains and losses on securities and asset disposals, remained strong in the first quarter of 2009, with increased mortgage banking income offset by lower revenues from other major sources.  As a result, total non-interest income for the three months ended March 31, 2009, was consistent with the same period last year, totaling $8.2 million.  Compared to the fourth quarter of 2008, non-interest income increased 5%, due to the higher mortgage banking income, coupled with recognition of annual performance based insurance revenue of $768,000 received during the first quarter.

In the first quarter of 2009, non-interest expense totaled $14.5 million, up 6% year-over-year and up 7% on a linked quarter basis.  These increases were due mostly to increased FDIC insurance expense and higher loan-related costs, primarily external legal and valuation services.  Other contributing factors included higher electronic banking expense and increased employee medical benefit and pension plan costs.

At March 31, 2009, total assets were $2.06 billion, up $53.6 million compared to year-end 2008, as substantial deposit growth produced a higher level of cash and cash equivalents at quarter-end.  Gross portfolio loan balances decreased $3.1 million in the first quarter of 2009, to $1.10 billion at March 31, 2009, as increased consumer lending was offset by slower commercial lending activity.  Loan balances were also impacted by the first quarter write-downs on impaired loans.  Total investment securities were comparable to year-end 2008, as the impact of calls and pay downs was offset by purchases of new securities and a modest increase in overall fair value of the portfolio.

Total liabilities were $1.83 billion at March 31, 2009, up $9.9 million compared to December 31, 2008.  Total deposit balances increased $55.2 million during the first quarter to $1.42 billion at quarter-end.  Retail balances increased $74.4 million, or 23% annualized, since December 31, 2008, due mostly to an increase in governmental deposit balances from tax revenues and seasonal growth typically experienced during the first quarter of each year.  This growth, coupled with the funds generated from the TARP Capital Investment, enabled Peoples to reduce higher rate brokered certificates of deposit balances by $19.2 million, or 43%, and total borrowed funds by $44.2 million, or 10%.  The reduction in borrowed funds included the elimination of overnight wholesale borrowings, which totaled $44.4 million at December 31, 2008.

Total stockholders’ equity increased $43.7 million during the first quarter of 2009, to $230.3 million at March 31, 2009.  The TARP Capital Investment accounted for most of this growth, while an increase in fair value of the available-for-sale investment portfolio reduced the accumulated comprehensive loss by $3.0 million since year-end 2008.  The TARP Capital Investment also allowed Peoples to improve its already strong regulatory capital ratios and increase tangible equity during the first quarter of 2009.

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

The following table details Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	March 31, 2009			December 31, 2008			March 31, 2008
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Short-Term Investments:
Deposits with other banks	$ 25,678	$ 16	0.25%	$ 1,403	$ 3	0.96%	$ 3,382	$ 27	3.10%
Federal funds sold	-	-	0.00%	52	1	0.75%	635	5	3.17%
Total short-term investments	25,678	16	0.25%	1,455	4	0.96%	4,017	32	3.11%
Investment Securities (1):
Taxable	640,547	8,864	5.54%	597,822	8,177	5.47%	512,362	6,684	5.22%
Nontaxable (2)	70,928	1,147	6.47%	62,645	1,036	6.61%	69,276	1,126	6.51%
Total investment securities	711,475	10,011	5.63%	660,467	9,213	5.58%	581,638	7,810	5.37%
Loans (3):
Commercial	734,493	10,275	5.67%	743,803	11,076	5.92%	746,945	13,198	7.11%
Real estate (4)	281,406	4,682	6.66%	283,786	4,651	6.56%	283,949	5,005	7.09%
Consumer	91,396	1,774	7.87%	88,435	1,760	7.92%	82,129	1,676	8.21%
Total loans	1,107,295	16,731	6.12%	1,116,024	17,487	6.25%	1,113,023	19,879	7.17%
Less: Allowance for loan losses	(23,980)			(20,650)			(16,240)
Net loans	1,083,315	16,731	6.24%	1,095,374	17,487	6.36%	1,096,783	19,879	7.28%
Total earning assets	1,820,468	26,758	5.92%	1,757,296	26,704	6.06%	1,682,438	27,721	6.61%
Intangible assets	66,261			66,589			67,831
Other assets	136,756			131,286			128,307
Total assets	$ 2,023,485			$ 1,955,171			$ 1,878,576

	For the Three Months Ended
	March 31, 2009			December 31, 2008			March 31, 2008
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Deposits:
Savings accounts	$ 118,552	$ 124	0.42%	$ 116,807	$ 167	0.57%	$ 108,525	$ 122	0.45%
Interest-bearing demand accounts	195,707	735	1.52%	194,767	806	1.65%	197,998	982	1.99%
Money market accounts	222,649	649	1.18%	177,795	755	1.69%	152,202	1,058	2.80%
Brokered certificates of deposit	27,298	274	4.07%	39,947	347	3.46%	53,334	695	5.24%
Retail certificates of deposit	633,500	5,202	3.33%	610,009	5,531	3.61%	523,929	5,608	4.31%
Total interest-bearing deposits	1,197,706	6,984	2.36%	1,139,325	7,606	2.66%	1,035,988	8,465	3.29%
Borrowed Funds:
Short-term:
FHLB advances	14,776	10	0.27%	40,973	141	1.35%	153,721	1,264	3.25%
Retail repurchase agreements	54,521	159	1.17%	59,293	236	1.56%	34,894	275	3.17%
Total short-term borrowings	69,297	169	0.98%	100,266	377	1.47%	188,615	1,539	3.24%
Long-term:
FHLB advances	152,396	1,527	4.06%	138,389	1,452	4.18%	97,977	1,062	4.36%
Wholesale repurchase agreements	160,000	1,629	4.07%	160,000	1,670	4.08%	137,156	1,452	4.19%
Other borrowings	22,500	498	8.85%	22,491	495	8.61%	22,465	495	8.71%
Total long-term borrowings	334,896	3,654	4.39%	320,880	3,617	4.41%	257,598	3,009	4.65%
Total borrowed funds	404,193	3,823	3.80%	421,146	3,994	3.73%	446,213	4,548	4.05%
Total interest-bearing liabilities	1,601,899	10,807	2.73%	1,560,471	11,600	2.95%	1,482,201	13,013	3.52%
Non-interest-bearing deposits	189,121			183,993			172,994
Other liabilities	17,405			13,387			16,889
Total liabilities	1,808,425			1,757,851			1,672,084
Preferred equity	26,068			-			-
Common equity	188,992			197,320			206,492
Total stockholders’ equity	215,060			197,320			206,492
Total liabilities and
stockholders’ equity	$ 2,023,485			$ 1,955,171			$ 1,878,576
Interest rate spread		$ 15,951	3.19%		$ 15,104	3.11%		$ 14,708	3.09%
Interest income/earning assets			5.92%			6.06%			6.61%
Interest expense/earning assets			2.40%			2.62%			3.10%
Net interest margin			3.52%			3.44%			3.51%

(1)	Average balances are based on carrying value.
(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% Federal statutory tax rate.
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

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Net interest income, as reported	$ 15,527	$ 14,717	$ 14,286
Taxable equivalent adjustments	424	387	422
Fully tax-equivalent net interest income	$ 15,951	$ 15,104	$ 14,708

The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended March 31, 2009 Compared to
(Dollars in thousands)	December 31, 2008 (1)			March 31, 2008 (1)
Increase (decrease) in:	Rate	Volume	Total	Rate	Volume	Total
INTEREST INCOME:
Short-term investments	$ (19)	$ 31	$ 12	$ (174)	$ 158	$ (16)
Investment Securities: (2)
Taxable	91	596	687	418	1,762	2,180
Nontaxable	(136)	247	111	(40)	61	21
Total investment income	(45)	843	798	378	1,823	2,201
Loans:
Commercial	(618)	(183)	(801)	(2,701)	(222)	(2,923)
Real estate	221	(190)	31	(281)	(42)	(323)
Consumer	(72)	86	14	(382)	480	98
Total loan income	(469)	(287)	(756)	(3,364)	216	(3,148)
Total interest income	(533)	587	54	(3,160)	2,197	(963)
INTEREST EXPENSE:
Deposits:
Savings accounts	(60)	17	(43)	(37)	39	2
Interest-bearing demand accounts	(96)	25	(71)	(235)	(12)	(247)
Money market accounts	(883)	777	(106)	(2,419)	2,010	(409)
Brokered certificates of deposit	287	(360)	(73)	(132)	(289)	(421)
Retail certificates of deposit	(1,353)	1,024	(329)	(5,131)	4,725	(406)
Total deposit cost	(2,105)	1,483	(622)	(7,954)	6,473	(1,481)
Borrowed funds:
Short-term borrowings	(131)	(77)	(208)	(1,350)	(20)	(1,370)
Long-term borrowings	(280)	317	37	(724)	1,369	645
Total borrowed funds cost	(411)	240	(171)	(2,074)	1,349	(725)
Total interest expense	(2,516)	1,723	(793)	(10,028)	7,822	(2,206)
Net interest income	$ 1,983	$ (1,136)	$ 847	$ 6,868	$ (5,625)	$ 1,243
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the dollar amounts of the change in each.

(2)	Presented on a fully tax-equivalent basis.

Average loan balances were down in the first quarter of 2009 versus both the linked quarter and first quarter of 2008, due mostly to charge-offs during the latter part of 2008.  First quarter 2009 average loan balances also reflect a reduction in residential real estate loans as more loans were sold to the secondary market.  Loan yields also declined from increased refinancing and downward repricing of variable rate loans in response to the Federal Reserve’s actions to reduce short-term market interest rates.  Throughout 2008, Peoples increased its holdings of investment securities in order to maintain interest income levels, which resulted in a higher average balance of investment securities in the first quarter of 2009.  The FTE yield on investment securities increased over both the fourth and first quarters of 2008, reflecting primarily the active management and repositioning of the investment portfolio during 2008.

A key component of management’s funding strategy has been to grow retail deposit balances to reduce the amount of, and reliance on, wholesale funding sources that typically carry higher market rates of interest.  In addition, management has been adjusting the mix of wholesale funding by repaying higher-costing funds using other lower-cost borrowings.  These efforts, coupled with lower short-term interest rates, produced a lower overall cost of funds in the first quarter of 2009.

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

Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Provision for checking account overdrafts	$ 63	$ 507	$ 37
Provision for other loan losses	4,000	12,935	1,400
Total provision for loan losses	$ 4,063	$ 13,442	$ 1,437

As a percentage of average gross loans	0.37%	1.20%	0.13%

These provisions for loan losses reflect amounts needed to maintain the adequacy of the allowance for loan losses based on management’s formal quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions.

Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Non-Interest Income
Insurance income comprised the largest portion of Peoples’ first quarter non-interest income, due to annual performance based insurance commissions.  The following table details Peoples’ insurance income:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Property and casualty insurance commissions	$ 1,737	$ 1,936	$ 1,917
Life and health insurance commissions	181	163	145
Credit life and A&H insurance commissions	23	40	33
Performance based commissions	768	2	835
Other fees and charges	36	60	37
Total insurance income	$ 2,745	$ 2,201	$ 2,967

The lower first quarter property and casualty insurance commissions reflect the effects of a contracting economy on commercial insurance needs, coupled with lower pricing margins caused by competition within the insurance industry.  The bulk of the performance based commission income is received annually by Peoples during the first quarter and is based on a combination of factors, including loss experience of insurance policies sold, production volumes and overall financial performance of the insurance industry during the preceding year.

Deposit account service charges also comprised a significant portion of first quarter non-interest income.  The following table details Peoples’ deposit account service charges:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Overdraft fees	$ 1,694	$ 2,078	$ 1,504
Non-sufficient funds fees	316	390	402
Other fees and charges	389	237	389
Total deposit account service charges	$ 2,399	$ 2,705	$ 2,295

The amount of deposit account service charges, particularly overdraft and non-sufficient funds fees, is largely dependent on the timing and volume of customer activity.  As a result, the amount ultimately recognized by Peoples can fluctuate each quarter.  Peoples experiences some seasonal changes in overdraft and non-sufficient funds fees, primarily in the first and fourth quarters, attributable to income tax refunds and the holiday shopping season, respectively.

The following tables detail Peoples’ trust and investment income and related assets under management:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Fiduciary	$ 846	$ 992	$ 987
Brokerage	212	232	259
Total trust and investment income	$ 1,058	$ 1,224	$ 1,246

	March 31,	December 31,	September 30,	March 31,
(Dollars in thousands)	2009	2008	2008	2008
Trust assets under management	$ 664,784	$ 685,705	$ 734,483	$ 775,834
Brokerage assets under management	169,268	184,301	207,284	221,340
Total managed assets	$ 834,052	$ 870,006	$ 941,767	$ 997,174

Both fiduciary and brokerage revenues are based in part on the value of assets under management.  The value of managed assets has steadily declined over the last twelve months from the downturn in the financial markets.  The impact of the downturn has more than offset the additions to managed assets from Peoples attracting several new clients.

In the first quarter of 2009, Peoples experienced a significant increase in mortgage banking activity compared to recent quarters, as many customers took advantage of opportunities offered by the secondary market to refinance existing loans.  This increased activity caused a substantial growth in mortgage banking income, due to the higher volume of loans being sold to the secondary market.  Through three months of 2009, Peoples sold nearly $40 million of residential real estate loans to the secondary market, compared to $9 million during the same period in 2008 and $7 million during the fourth quarter of 2008.

Electronic banking income is comprised mostly of revenue generated from customers using debit cards.  During the first quarter of 2009, Peoples’ customers used their debit cards to complete $68 million of transactions, up 8% from $63 million in the first quarter of 2008, but down 3% compared to $70 million in the fourth quarter of 2008, reflecting higher debit card usage during the holiday shopping season.  At March 31, 2009, Peoples had 41,341 deposit relationships with debit cards, or 59% of all eligible deposit accounts, compared to 39,279 relationships, or 57% of eligible accounts, at year-end 2008 and 39,423 relationships, or 58% of eligible accounts at March 31, 2008.

Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for over 50% of the total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Salaries and wages	$ 5,061	$ 5,166	$ 5,024
Deferred personnel costs	(339)	(378)	(521)
Sales-based and incentive compensation	922	822	1,223
Employee benefits	1,240	918	997
Stock-based compensation	43	59	252
Payroll taxes and other employment-related costs	597	433	585
Total salaries and employee benefit costs	$ 7,524	$ 7,020	$ 7,560

Full-time equivalent employees:
Actual at end of period	547	546	556
Average during the period	546	545	556

In the first quarter of 2009, base salaries and wages were comparable to prior periods, largely attributable to upper management not receiving any salary increases in 2009.  Sales-based and incentive compensation was impacted by changes to expenses associated with Peoples’ incentive award plan.  Peoples’ employee benefit costs were higher in the first quarter of 2009 from the steady increase in employee medical benefit costs, coupled with modestly higher pension expense.

Stock-based compensation is generally recognized over the vesting period, typically ranging from 6 months to 3 years, although Peoples must immediately recognize the entire expense for awards to employees who are eligible for retirement at the grant date.  The majority of Peoples’ stock-based compensation expense is attributable to annual equity-based incentive awards to employees and directors, which are based upon the company achieving certain performance goals during the prior year.  In the first quarter of 2009, no equity-based awards were granted as a result of Peoples failing to achieve 2008’s performance goals.  As a result, the stock-based compensation expense recognized in the first quarter of 2009 was attributable to equity-based awards granted in prior years.  In comparison, stock-based compensation for the first quarter of 2008 included $127,000 of additional expense for annual incentive awards made in February 2008 to employees who were eligible for retirement on the grant date.

In the first quarter of 2009, FDIC insurance expense was higher than recent quarters due to the utilization of a one-time credit received in 2007, which produced lower insurance premiums in prior quarters.  This credit was fully consumed in the fourth quarter of 2008.  For the remainder of 2009, management expects the base amount of Peoples’ quarterly FDIC insurance expense to be modestly higher than the amount recognized in the first quarter of 2009, due to the increase in deposit insurance assessment rates that became effective on April 1, 2009.  In addition, the FDIC has announced plans to impose emergency special assessments on all insured institutions during 2009 that could materially increase FDIC insurance premiums.

Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Depreciation	$ 516	$ 513	$ 525
Repairs and maintenance costs	390	361	372
Net rent expense	200	177	174
Property taxes, utilities and other costs	366	320	355
Total net occupancy and equipment expense	$ 1,472	$ 1,371	$ 1,426

Professional fees expense for the first quarter of 2009 was up 21% year-over-year and 20% on a linked quarter basis.  These increases were due mainly to increased utilization of external legal services, attributable to higher levels of under performing loans and the TARP Capital Investment.  A portion of the linked quarter increase was attributable to legal and consulting fees associated with the preparation of proxy materials for the Special Meeting of Shareholders and Annual Meeting of Shareholders.

Electronic banking expense increased in the first quarter of 2009, compared to both the prior quarter and first quarter of 2008.  A major driver of the year-over-year increase was the adjustment of litigation-related liabilities associated with its membership in the Visa USA network, which reduced first quarter 2008 expense.  Peoples also experienced a higher level of losses from fraudulent bankcard activity caused by processing issues at a major payment processing system used by several national retailers and business.

Income Tax Expense
For the three months ended March 31, 2009, Peoples’ effective tax rate was 22.4%, which represents management’s current estimate for the full year 2009 and a decrease from 26.0% through three months of 2008.  The lower projected effective tax rate is due mainly to management expecting income from tax-exempt sources to comprise a larger portion of Peoples’ 2009 pre-tax income.

FINANCIAL CONDITION

Cash and Cash Equivalents
At March 31, 2009, cash and cash equivalents totaled $97.3 million, up $61.7 million since year-end 2008.  Included in cash and cash equivalents at quarter-end were $45.0 million of excess reserves being held at the Federal Reserve rather than Federal Funds sold due to more favorable current short-term interest rates.  Peoples also had $20.1 million of funds being used as additional collateral for national market repurchase agreements and governmental deposits, due to growth in governmental deposit balances that must be pledged.  These funds are subject to certain restrictions as to their withdrawal and usage while they remain pledged as collateral.

The increase in total cash and cash equivalents during the first quarter of 2009 was due mostly to net cash provided by financing activities.  During the first quarter of 2009, Peoples’ financing activities provided net cash of $47.8 million, as management used the $94.2 million of funds generated from net deposit growth and the TARP Capital Investment to reduce short-term borrowings by $48.8 million.  Cash flow from investing activities totaled $8.6 million, comprised of proceeds from maturities, calls and principal payments on investment securities that exceeded purchases of new investment securities during the quarter, while operating activities generated net cash of $5.3 million through three months of 2009.

In comparison, cash and cash equivalents increased $4.0 million during the first quarter of 2008.  Operating activities provided net cash of $9.0 million during the first quarter of 2008, of which $3.6 million was used in investing activities and $1.4 million was used in financing activities.

Further information regarding the management of Peoples’ liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
The following table details Peoples’ available-for-sale investment portfolio, at fair value:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Available-for-sale investment securities, at fair value:
Obligations of U.S. Treasury and government agencies	$ 171	$ 176	$ 194
Obligations of U.S. government-sponsored enterprises	8,339	6,585	37,285
Obligations of states and political subdivisions	70,092	68,930	68,684
Mortgage-backed securities	526,476	535,475	401,191
Corporate obligations and other securities	76,738	73,591	43,744
Total available-for-sale investment securities	$ 681,816	$ 684,757	$ 551,098
Total amortized cost	$ 689,337	$ 696,855	$ 543,365
Net unrealized (loss) gain	$ (7,521)	$ (12,098)	$ 7,733

Overall, the size and composition of the investment portfolio remained fairly consistent with year-end 2008.  However, throughout 2008, management grew the investment portfolio to manage interest income and liquidity levels in response to lower loan balances caused by commercial loan payoffs and charge-offs, and significant deposit growth. Management also took action to reduce credit and interest rate exposures in Peoples’ investment portfolio, which accounted for much of the change in the investment portfolio composition since March 31, 2008.

The following table details the components of Peoples’ corporate obligations and other securities, at fair value:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
U.S. government-backed student loan pools	$ 56,658	$ 48,520	$ 10,907
Bank-issued trust preferred securities	15,206	17,888	22,439
Collateralized debt obligations	2,810	4,422	6,274
Equity securities	2,064	2,761	4,124
Total corporate obligations and other securities	$ 76,738	$ 73,591	$ 43,744

Over the last twelve months, the fair value of the available-for-sale investment portfolio has decreased as the result of conditions in the financial markets.  Management performed its quarterly evaluation of all investment securities with an unrealized loss at March 31, 2009, and concluded no material individual securities were other-than-temporarily impaired.

Loans
The following table details total outstanding loans:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Loan balances:
Commercial, mortgage	$ 498,395	$ 478,298	$ 498,426
Commercial, other	174,660	178,834	180,523
Real estate, mortgage	224,843	231,778	237,366
Real estate, construction	62,887	77,917	72,326
Home equity lines of credit	47,454	47,635	43,101
Consumer	90,741	87,902	81,108
Deposit account overdrafts	1,930	1,668	2,879
Total loans	$1,100,910	$1,104,032	$1,115,729

Percent of loans to total loans:
Commercial, mortgage	45.3%	43.3%	44.7%
Commercial, other	15.9%	16.2%	16.2%
Real estate, mortgage	20.4%	21.0%	21.3%
Real estate, construction	5.7%	7.1%	6.5%
Home equity lines of credit	4.3%	4.3%	3.9%
Consumer	8.2%	7.9%	7.1%
Deposit account overdrafts	0.2%	0.2%	0.3%
Total percentage	100.0%	100.0%	100.0%

During the first quarter of 2009, new loan production was slightly higher than a year ago, although total loan balances decreased slightly since year-end, attributable to write-downs on impaired loans and declines in residential real estate loans as more loans were sold to the secondary market.  Depressed conditions in the commercial real estate market and general economy continued to impact commercial lending activity.  Much of the increase in commercial real estate loan balances during the first quarter of 2009 was attributable to construction loans being converted to permanent mortgage financing upon the completion of construction projects.

Peoples also experienced consumer loan growth during the first quarter of 2009, due mainly to the efforts in its indirect lending area.  Residential real estate loan balances continue to be impacted by customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with the servicing rights retained.  Peoples’ serviced real estate loan portfolio totaled $199.6 million at March 31, 2009, up from $181.4 million at year-end 2008 and $178.8 million at March 31, 2008.

Loan Concentration
Peoples’ largest industrial concentration of loans consists of credits to borrowers in the lodging and lodging related industry, with total outstanding balances of $60.5 million at both March 31, 2009 and December 31, 2008.  Loans to borrowers in the assisted living facilities and nursing home industry also represent a significant portion of Peoples’ commercial real estate loans.  Total outstanding balances of these loans were $58.6 million at March 31, 2009 and $54.9 million at December 31, 2008.  These credits were subjected to Peoples’ normal commercial underwriting standards, which include an evaluation of the financial strength, market expertise and experience of the borrowers and principals in these business relationships.

Peoples’ commercial lending activities continue to focus primarily on lending opportunities inside its primary market areas, with loans outside Peoples’ primary market areas comprising approximately 10% of total outstanding loan balances, at both March 31, 2009 and December 31, 2008.  The majority of those out-of-market loans are located in Ohio, West Virginia and Kentucky, with total outstanding balances of $83.2 million and $76.6 million at March 31, 2009 and year-end 2008, respectively.  In all other states, the aggregate outstanding balance in the state was less than $5 million, except Arizona and Florida, which had outstanding balances of $9.9 million and $7.7 million, respectively, at March 31, 2009.  The Arizona and Florida loans were generated primarily through existing central Ohio-based client relationships.

Allowance for Loan Losses
The allowance for loan losses has increased significantly over the last twelve months, due largely to the impact of the contracting economy and commercial real estate market during 2008 on Peoples’ loan quality.  The weakening economic conditions during 2008 also resulted in changes to the qualitative factors used in determining the appropriate level of allowance for loan losses for non-impaired commercial loans, which contributed to the higher allowance for loan losses compared to prior periods.  In the first quarter of 2009, the elevated level of charge-offs in recent quarters, coupled with the continued distressed economic conditions were key drivers of the further build up of the allowance for loan losses.

The following table presents changes in Peoples’ allowance for loan losses:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Allowance for loan losses:
Allowance for loan losses, beginning of period	$ 22,931	$ 19,156	$ 15,718
Gross charge-offs:
Commercial	2,549	9,020	1,018
Real estate	234	222	178
Consumer	214	395	233
Overdrafts	301	464	209
Total gross charge-offs	3,298	10,101	1,638
Recoveries:
Commercial	81	185	156
Real estate	48	2	18
Consumer	112	169	140
Overdrafts	139	78	122
Total recoveries	380	434	436
Net charge-offs:
Commercial	2,468	8,835	862
Real estate	186	220	160
Consumer	102	226	93
Overdrafts	162	386	87
Total net charge-offs	2,918	9,667	1,202
Provision for loan losses, end of period	4,063	13,442	1,437
Allowance for loan losses, end of period	$ 24,076	$ 22,931	$ 15,953
Ratio of net charge-offs to average loans:
Commercial	0.90%	3.15%	0.31%
Real estate	0.07%	0.08%	0.05%
Consumer	0.04%	0.08%	0.04%
Overdrafts	0.06%	0.14%	0.03%
Total ratio of net charge-offs to average loans	1.07%	3.45%	0.43%

Gross charge-offs for the first quarter of 2009 were comprised mainly of write-downs on four unrelated commercial loans with an aggregate outstanding balance of $10.4 million, which were previously identified as being impaired during 2008.  These write-downs totaled $2.4 million and were based on management’s ongoing evaluation of Peoples’ impaired loans and allowance for loan losses, which indicated further credit deterioration of the borrowers and underlying collateral values during the first quarter of 2009.  In comparison, fourth quarter 2008 gross charge-offs included write-downs totaling $8.2 million on impaired loans, which had become under collateralized from declines in the underlying collateral values, while first quarter 2008 gross charge-offs included a loss of $1.0 million on a single $8.0 million commercial real estate loan relationship.

The allowance for loan losses is allocated among the loan categories based upon management’s quarterly procedural discipline, which includes consideration of changes in loss trends and loan quality.  However, the entire allowance for loan losses is available to absorb loan losses in any loan category.

        The following details the allocation of the allowance for loan losses:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Commercial	$ 20,913	$ 19,757	$ 13,611
Real estate	1,428	1,414	983
Consumer	1,389	1,315	1,124
Overdrafts	346	445	235
Total allowance for loan losses	$ 24,076	$ 22,931	$ 15,953
As a percentage of total loans	2.19%	2.08%	1.43%

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

The following table details Peoples’ nonperforming assets:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Loans 90+ days past due and accruing	$ 41	$ –	$ 438
Nonaccrual loans	38,535	41,320	17,061
Total nonperforming loans	38,576	41,320	17,499
Other real estate owned	265	525	343
Total nonperforming assets	$ 38,841	$ 41,845	$ 17,842
Nonperforming loans as a percent of total loans	3.50%	3.74%	1.57%
Nonperforming assets as a percent of total assets	1.89%	2.09%	0.94%
Allowance for loan losses as a percent of
nonperforming loans	62.4%	55.5%	91.2%

Peoples’ nonaccrual loans continue to be comprised almost entirely of commercial real estate loans.  During the first quarter of 2009, the amount of nonperforming loans decreased from year-end 2008, due mainly to write-downs on impaired commercial loans.  Several of the loans placed on nonaccrual status during 2008 were charged down to the estimated net realizable fair value of the underlying collateral, resulting in the lower allowance for loan losses to nonperforming loans ratios compared to prior periods.

Certain nonaccrual loans are not considered impaired and evaluated individually by Peoples.  These loans consist primarily of smaller balance homogenous consumer and residential real estate loans that are collectively evaluated for impairment.  These loans totaled $1.3 million at March 31, 2009, $1.8 million at December 31, 2008, and $2.0 million, at March 31, 2008.  The following tables summarize loans classified as impaired:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Impaired loans with an allocated allowance for loan losses	$ 10,518	$ 11,504	$ 7,193
Impaired loans with no allocated allowance for loan losses	28,166	28,146	12,432
Total impaired loans	$ 38,684	$ 39,650	$ 19,625
Allowance for loan losses allocated to impaired loans	$ 4,365	$ 4,340	$ 1,565

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Average investment in impaired loans	$ 39,167	$ 16,268
Interest income recognized on impaired loans	$ 17	$ 90

Peoples has not allocated a portion of the allowance for loan losses to certain impaired loans because those loans either have been written-down previously to the amount expected to be collected or possess characteristics indicative of Peoples’ ability to collect the remaining outstanding principal from the sale of collateral and/or enforcement of guarantees by the principals.

Overall, management believes the allowance for loan losses was adequate at March 31, 2009, based on all significant information currently available.  Still, there can be no assurance that the allowance for loan losses will be adequate to cover future losses or that the amount of nonperforming loans will remain at current levels, especially considering the current economic uncertainty that exists and the concentration of commercial loans in Peoples’ loan portfolio.

Deposits
The following table details Peoples’ deposit balances:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Retail certificates of deposit	$ 637,125	$ 626,195	$ 549,439
Money market deposit accounts	227,840	213,498	156,206
Interest-bearing demand accounts	214,922	187,100	211,708
Savings accounts	125,985	115,419	114,433
Total retail interest-bearing deposits	1,205,872	1,142,212	1,031,786
Brokered certificates of deposits	24,965	44,116	39,756
Total interest-bearing deposits	1,230,837	1,186,328	1,071,542
Non-interest-bearing deposits	190,754	180,040	177,449
Total deposit balances	$ 1,421,591	$ 1,366,368	$ 1,248,991

At March 31, 2009, interest-bearing demand balances had increased since year-end 2008, due mostly to seasonal growth of governmental deposit balances from tax revenues.  Money market balances increased 27%, on an annualized basis, as Peoples continues to offer a highly competitive rate to customers.  Peoples also saw growth in savings and non-interest bearing balances during the first quarter of 2009, mostly reflecting seasonal increases typically experienced during the first quarter of each year.

The growth in retail deposit balances during the first quarter of 2009 allowed Peoples to reduce brokered deposits.  However, management may utilize brokered deposits in the future instead of other wholesale funding sources, especially those sources that require Peoples to pledge assets as collateral, depending on funding needs.

Borrowed Funds
The following details Peoples’ short-term and long-term borrowings:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Short-term borrowings:
FHLB advances	$ –	$ 30,000	$ 121,000
Retail repurchase agreements	50,027	54,452	33,866
Other short-term borrowings	–	14,400	–
Total short-term borrowings	50,027	98,852	154,866

Long-term borrowings:
FHLB advances	152,932	148,297	104,226
National market repurchase agreements	160,000	160,000	133,750
Total long-term borrowings	312,932	308,297	237,976
Subordinated notes held by subsidiary trusts	22,504	22,495	22,469
Total borrowed funds	$ 385,463	$ 429,644	$ 415,311

In the first quarter of 2009, funds generated from retail deposit growth and the TARP Capital Investment allowed Peoples to reduce wholesale borrowings, including the elimination of overnight wholesale borrowings, which totaled $44.4 million at December 31, 2008.  The amount of retail repurchase agreements was higher at March 31, 2009, compared to a year ago, due primarily to a single commercial customer moving funds from money market deposits to an overnight repurchase agreement late in the third quarter of 2008.  Long-term borrowings have increased steadily over the last twelve months in connection with management’s interest rate management strategies.  The level and composition of borrowed funds may change in future quarters, as management will continue to use a combination of short-term and long-term borrowings to manage the interest rate risk of the balance sheet.

Capital/Stockholders’ Equity
During the first quarter of 2009, Peoples declared a cash dividend of $0.23 per common share, consistent with the fourth quarter 2008 dividend rate and up from $0.22 per common share declared for the first quarter of 2008.  Peoples’ ability to maintain its current dividend rate reflect actions taken during 2009 to preserve the strong capital positions of Peoples and Peoples Bank, which remained substantially above amounts needed to be considered well-capitalized by banking regulations.  Due mainly to the lower first quarter earnings, the dividend payout ratio grew to 62.3%, from 40.5% for the first three months of 2008.

Peoples’ ability to increase its quarterly common dividend in future periods, from its current rate of $0.23 per share, is restricted as the result of participating in the TARP Capital Purchase Program.  In addition, Peoples ability to pay dividends, even when sufficient cash is available, is subject to the restrictions and limitations disclosed in Peoples’ 2008 Form 10-K.

At March 31, 2009, Peoples’ tangible capital ratio, defined as tangible equity as a percentage of tangible assets, was 8.24%, while tangible common equity was 6.31% of tangible assets.  In comparison, both ratios were 6.21% at year-end 2008 and 7.67% at March 31, 2008, with the increase in the tangible capital ratio reflecting the impact of the TARP Capital Investment.  In addition, the regulatory capital ratios for both Peoples and Peoples Bank improved from already healthy levels, due to the TARP Capital Investment, and remain well above the minimum ratios required by banking regulations to be considered a well-capitalized institution.

Interest Rate Sensitivity and Liquidity
While Peoples is exposed to various business risks, the risks relating to interest rate sensitivity and liquidity are major risks that can materially impact future results of operations and financial condition due to their complexity and dynamic nature.  The objective of Peoples’ asset/liability management (“ALM”) function is to measure and manage these risks in order to optimize net interest income within the constraints of prudent capital adequacy, liquidity and safety.  This objective requires Peoples to focus on interest rate risk exposure and adequate liquidity through its management of the mix of assets and liabilities, their related cash flows and the rates earned and paid on those assets and liabilities.  Ultimately, the ALM function is intended to guide management in the acquisition and disposition of earning assets and selection of appropriate funding sources.

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

Peoples has assigned overall management of IRR to its Asset-Liability Committee (the “ALCO”), which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level and amount of IRR.  There have been no material changes to the policies or methods used by the ALCO to assess IRR from those disclosed in Peoples’ 2008 Form 10-K.

The following table illustrates the estimated impact of an immediate and sustained change in interest rates (dollars in thousands):

Increase in	Estimated Increase (Decrease)				Estimated Increase (Decrease)
Interest Rate	in Net Interest Income				in Economic Value of Equity
(in Basis Points)	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
300	$ 1,704	2.8%	$ (1,713)	(2.9)%	$ 13,791	5.3%	$ (5,386)	(2.4)%
200	1,739	2.9%	(418)	(0.7)%	15,163	5.8%	(1,048)	(0.5)%
100	824	1.4%	84	0.1%	13,598	5.2%	2,946	1.3%

This table uses a standard, parallel shock analysis for assessing the IRR to net interest income and the economic value of equity.  A parallel shock means all points on the yield curve (one year, two year, three year, etc.) are directionally shocked the same amount of basis points (100 basis points equal to 1%).  While management regularly assess the impact of both increasing and decreasing interest rates, the table above only reflects the impact of upward shocks due the fact a downward parallel shock of 100 basis points or more is not possible given that some short-term rates are currently less than 1%. Although a parallel shock table can give insight into the current direction and magnitude of IRR inherent in the balance sheet, interest rates do not always move in a complete parallel manner during interest rate cycles.  These nonparallel movements in interest rates, commonly called yield curve steepening or flattening movements, tend to occur during the beginning and end of an interest rate cycle.  As a result, management conducts more advanced interest rate shock scenarios to gain a better understanding of Peoples’ exposure to nonparallel rate shifts.

During the first quarter of 2009, management continued to take steps to prepare the balance sheet for a rising interest rate environment, which produced a greater asset sensitive interest risk position at March 31, 2009, compared to year-end 2008.  These actions included the repositioning of the investment portfolio to shorten its duration, selectively extending the maturities of borrowed funds and retail CDs and elimination of overnight funding as a result of the TARP Capital Investment.  The ALCO will continue to monitor Peoples’ overall IRR position and take appropriate actions, when necessary, to preserve the current balance sheet risk position and minimize the impact of changes in interest rates on future earnings.

Liquidity
In addition to IRR management, a major objective of the ALCO is to maintain a sufficient level of liquidity.  The ALCO defines liquidity as the ability to meet anticipated and unanticipated operating cash needs, loan demand and deposit withdrawals, without incurring a sustained negative impact on profitability.  The ALCO’s liquidity management policy sets limits on the net liquidity position and the concentration of non-core funding sources, both wholesale funding and brokered deposits.

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

At March 31, 2009, Peoples had available borrowing capacity through its wholesale funding sources and unpledged investment securities totaling approximately $141 million that can be used to satisfy liquidity needs, up from $124 million at year-end 2008.  This liquidity position excludes the $45 million of excess reserves being held at the Federal Reserve and the impact of Peoples’ ability to obtain additional funding by either offering higher rates on retail deposits or issuing additional brokered deposits.  Management believes the current balance of cash and cash equivalents and anticipated cash flows from the investment portfolio, along with the availability of other funding sources, will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.

Future Outlook
In recent periods, management has been moving steadily to position Peoples’ balance sheet for an eventual rising interest rate environment by maintaining a short-term asset sensitivity position.  During the first quarter of 2009, Peoples experienced an increase in short-term assets, as result of significant retail deposit growth.  Given the limited opportunities for attractive long-term asset investments, management reduced wholesale funding to the extent possible during the first quarter of 2009.

Throughout the remainder of 2009, a major focus for management will be on maintaining net interest income levels through effective balance sheet management.  As part of this focus, management intends to use retail deposit growth and short-term assets to reduce higher-cost wholesale funding levels even further as long-term borrowings mature throughout the year, which should result in approximately $50 million of de-leveraging from the balance sheet.  In addition, management anticipates some modest declines in deposit balances in the second quarter of 2009, as a result of the seasonal nature of the first quarter deposit growth.

In the first quarter of 2009, Peoples fortified its already healthy capital positions and expanded lending activities as a result of the TARP Capital Investment.  During the remainder of 2009, the continued deployment of these funds into loans that meet prudent underwriting standards will remain a major focus for Peoples, although total loan balances could be impacted by some possible large commercial loan payoffs.  Several recent developments, including creation of alternative programs and more stringent requirements, coupled with increasing uncertainty regarding future restrictions, have also caused management to consider opportunities to repay the TARP Capital Investment sooner than the 3 to 5 years originally planned.  Still, management believes it makes sense for Peoples to retain this capital in the short-term since it provides greater strength to deal with the challenges presented by these unpredictable economic times.  Further, any decision to repay the TARP Capital Investment will be contingent on asset quality, total capital and liquidity levels that support expanded lending activities and generate long-term shareholder value.  Peoples also must obtain regulatory approval to redeem the Series A Preferred Shares.

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

	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Home equity lines of credit	$ 42,282	$ 40,909	$ 38,296
Unadvanced construction loans	33,049	49,615	56,732
Other loan commitments	101,565	110,670	110,767
Loan commitments	176,896	201,194	205,795

Standby letters of credit	$ 46,758	$ 46,788	$ 45,654

Management does not anticipate Peoples’ current off-balance sheet activities will have a material impact on future results of operations and financial condition based on historical experience and recent trends.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item 3 is provided under the caption “Interest Rate Sensitivity and Liquidity” under “ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION” in this Form 10-Q, and is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of March 31, 2009.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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

Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

 In addition to the risk factors previously disclosed in “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2008 Form 10-K, Peoples has identified the risk factor below as one that could materially affect Peoples’ business, financial condition or future operating results.  These risk factors are not the only risks Peoples faces.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results.

Increases in FDIC Insurance Premiums May Have a Material Adverse Affect on Peoples’ Earnings.
During 2008 and continuing in 2009, higher levels of bank failures have dramatically increased resolution costs of the Federal Deposit Insurance Corporation ("FDIC") and depleted the deposit insurance fund.  In addition, the FDIC instituted two temporary programs effective through December 31, 2009, to further insure customer deposits at FDIC-member banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and non-interest bearing transactional accounts are fully insured (unlimited coverage).  These programs have placed additional stress on the deposit insurance fund.

In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions uniformly by 7 cents for every $100 of deposits beginning with the first quarter of 2009, with additional changes beginning April 1, 2009, which require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

On February 27, 2009, the FDIC voted to amend the restoration plan and impose a special assessment of 20 cents for every $100 of assessable deposits on insured institutions on June 30, 2009, which would be collected on September 30, 2009.  The interim rule also permits the FDIC to impose an additional emergency special assessment after June 30, 2009, of up to 10 cents per $100 of assessable deposits if necessary to maintain public confidence in federal deposit insurance.  These interim rules were subject to a 30-day comment period.  As of the filing date of this Form 10-Q, the FDIC had not issued its final rules regarding the special assessments.

 Peoples is generally unable to control the amount of premiums that it is required to pay for FDIC insurance.  If there are additional bank or financial institution failures, Peoples may be required to pay even higher FDIC premiums than the recently increased levels.  These announced increases and any future increases in FDIC insurance premiums may materially adversely affect Peoples’ results of operations, financial condition and ability to continue to pay dividends on its common shares at the current rate or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended March 31, 2009:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – 31, 2009	2,230	(2)	$ 17.94	(2)	–	–
February 1 – 28, 2009	1,894	(2)	$ 9.50	(2)	–	–
March 1 – 31, 2009	309	(2)	$ 12.94	(2)	–	–
Total	4,433		$ 13.98		–	–

(1) Peoples’ Board of Directors has not authorized any stock repurchase plans or programs for 2009, due in part to the restrictions on stock repurchases imposed by the terms of the TARP Capital Investment.

(2) Information reflects solely common shares purchased in open market transactions by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust holding assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Second Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Special Meeting of Shareholders Held on January 22, 2009
On January 22, 2009, Peoples held a Special Meeting of Shareholders (the “Special Meeting”) at the Lafayette Hotel in Marietta, Ohio, with 77% of the 10,426,132 common shares outstanding on the December 10, 2008 record date and entitled to vote at the Special Meeting represented by proxy.

At the Special Meeting, Peoples’ shareholders adopted an amendment to Article FOURTH of Peoples’ Amended Articles of Incorporation to authorize Peoples to issue up to 50,000 preferred shares.  The following is a summary of the voting results:

For	Against	Abstentions	Broker Non-Votes
7,407,625	565,514	7,590	0

Also at the Special Meeting, Peoples’ shareholders also approved the adjournment of the Special Meeting, if necessary, to solicit additional proxies, in the event there were not sufficient votes at the time of the Special Meeting to adopt the proposed amendment to Article FOURTH of Peoples’ Amended Articles of Incorporation.  The following is a summary of the voting results:

For	Against	Abstentions	Broker Non-Votes
7,239,145	720,101	21,483	0

Annual Meeting of Shareholders Held on April 23, 2009
On April 23, 2009, Peoples held its 2009 Annual Meeting of Shareholders (the “Annual Meeting”) in the Ball Room at the Holiday Inn in Marietta, Ohio, with 85% of the 10,439,168 common shares outstanding on the February 23, 2009 record date and entitled to vote at the Annual Meeting represented by proxy.

Four Directors of Peoples were re-elected to serve terms of three years each (expiring in 2012):  Carl L. Baker, George W. Broughton, Wilford D. Dimit and Richard Ferguson (Chairman of the Board).  Other Directors of Peoples who continue to serve after the Annual Meeting include Mark F. Bradley, Frank L. Christy, David L. Mead, Robert W. Price, Theodore P. Sauber, Paul T. Theisen, Joseph H. Wesel and Thomas J. Wolf.  The following is a summary of the voting results:

Nominee	For	Withheld	Abstentions and Broker Non-Votes
Carl L. Baker	8,685,715	208,176	n/a
George W. Broughton	8,690,348	203,543	n/a
Wilford D. Dimit	8,695,447	198,444	n/a
Richard Ferguson	8,642,866	251,025	n/a

Also at the Annual Meeting, the shareholders ratified the appointment of Ernst & Young LLP as Peoples’ independent registered public accounting firm for the fiscal year ending December 31, 2009; and the shareholders approved, in a non-binding advisory vote, Peoples’ executive compensation as disclosed in Peoples’ proxy statement for the Annual Meeting.  The following is a summary of the voting results:

Proposal	For	Against	Abstentions	Broker Non-Votes
Ratification of the appointment of independent registered public accounting firm	8,853,398	30,857	9,645	0

Non-binding advisory vote on executive compensation	8,539,195	245,631	109,066	0

ITEM 5. OTHER INFORMATION

As previously disclosed under the caption “EXECUTIVE COMPENSATION: COMPENSATION DISCUSSION AND ANALYSIS” beginning on page 20 of Peoples’ definitive Proxy Statement for the Annual Meeting, on February 26, 2009, the Board of Directors of Peoples (the “Board”) established the 2009 corporate cash incentive performance goals and long-term equity-based incentive performance goals for Peoples’ executive officers.  The Board adopted a “balanced scorecard” approach which is comprised of the following components and their corresponding weightings:  (i) Earnings per Common Share (25% weighting); (ii) Non-Performing Assets as a Percent of Loans and Other Real Estate Owned (20% weighting); (iii) Revenue Growth (10% weighting); (iv) Deposit Growth (10% weighting); (v) Client Service Score (5% weighting); and (vi) a Discretionary Measure (30% weighting).  The Discretionary Measure is unique to each executive officer and consists of quantitative measures such as business unit revenue and net income goals, loan portfolio growth, net loan charge-off results, levels of nonperforming loans, and expense reduction, and qualitative measures, such as the development, management and retention of key staff, the assessment and development of quality products and services and other strategic initiatives.  These measures reflect results achieved for shareholders while ensuring this compensation arrangement does not encourage unnecessary and excessive risk-taking that could threaten the value of the institution by reducing the focus on earnings as emphasized by the weighting in prior years of Earnings Per Share and Return on Average Equity performance objectives.

 For 2009, the Compensation Committee of the Board has also determined the percentage of base salary for achieving maximum performance will be limited to 75% of the previous maximum payout percentage for each executive officer to reflect the reduced earnings potential for Peoples as a result of challenging economic times.  The payout percentages for threshold and target levels of performance remain unchanged from 2008.  The absolute minimum level of corporate performance remains in effect for 2009 and continues to be tied to the Earnings per Common Share component.  If Peoples' Earnings per Common Share results are between absolute minimum and threshold, then cash and long-term equity-based incentives could be earned from the Non-Performing Assets as a Percent of Loans and Other Real Estate Owned, Revenue Growth, Deposit Growth and/or the Discretionary components.  However, if the Earnings per Common Share results are below the absolute minimum level of performance, then no cash or long-term equity-based incentives will be awarded.  However, as in prior years, the Compensation Committee retains the ability to award cash and long-term equity-based incentive compensation based on results achieved by the individual executive officer if the absolute minimum level of performance is not achieved.

ITEM 6. EXHIBITS

The exhibits required to be filed with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 35.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                       PEOPLES BANCORP INC.

Date:  April 28, 2009                                                                                                                                                   By:   /s/ MARK F. BRADLEY
                                                                                                                                                     Mark F. Bradley
                                                                                     President and Chief Executive Officer

Date:  April 28, 2009                                                                                                                                                  By:  /s/ EDWARD G. SLOANE
                                                                                                                                                                                                   Edward G. Sloane
                                                                                   Executive Vice President,
                                                                                   Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Exhibit Number	Description	Exhibit Location

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993)	Incorporated herein by reference to Exhibit 3(a) to the Registration Statement on Form 8-B of Peoples Bancorp Inc. (“Peoples”) filed July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3(a)(2) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-16772) (“Peoples’ 1997 Form 10-K”)

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3(a)(3) to Peoples’ 1997 Form 10-K

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders or Members to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

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
Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772) (“Peoples’ February 2, 2009 Form 8-K”)

3.1(g)	Amended Articles of Incorporation of Peoples Bancorp Inc. (reflecting amendments through January 28, 2009) [For SEC reporting compliance purposes only – not filed with Ohio Secretary of State]	Incorporated herein by reference to Exhibit 3.1(g) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 0-16772)

3.2(a)	Code of Regulations of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Registration Statement on Form 8-B filed July 20, 1993 (File No. 0-16772)

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Exhibit Number	Description	Exhibit Location

3.2(b)
Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003
Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Code of Regulations of Peoples Bancorp Inc. (reflecting amendments through April 13, 2006) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File No. 0-16772)

4.1	Warrant to purchase 313,505 Shares of Common Stock (common shares) of Peoples Bancorp Inc., issued to the United States Department of the Treasury on January 30, 2009	Incorporated herein by reference to Exhibit 4.1 to Peoples’ February 2, 2009 Form 8-K

4.2
Letter Agreement, dated January 30, 2009, including Securities Purchase Agreement – Standard Terms attached thereto as Exhibit A, between Peoples Bancorp Inc. and the United States Department of the Treasury [NOTE: Exhibit A to the Securities Purchase Agreement is not included therewith; filed as Exhibit 3.1 to Peoples’ February 2, 2009 Form 8-K and incorporated by reference at Exhibit 3.1(f) to this Quarterly Report on Form 10-Q]
Incorporated herein by reference to Exhibit 10.1 to Peoples’ February 2, 2009 Form 8-K

10.1	Summary of Cash Compensation for Directors of Peoples Bancorp Inc.	Filed herewith

10.2(a)
Letter Agreement between Peoples Bancorp Inc. and Mark F. Bradley, executed on behalf of Peoples Bancorp Inc. on January 23, 2009 and by Mark F. Bradley on January 23, 2009 and effective January 30, 2009  [NOTE: Appendix A to Letter Agreement is not included therewith; filed as Exhibit 10.1 to Peoples’ February 2, 2009 Form 8-K and incorporated by reference at Exhibit 4.2 to this Quarterly Report on Form 10-Q]
Incorporated herein by reference to Exhibit 10.2(a) to Peoples’ February 2, 2009 Form 8-K

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Exhibit Number	Description	Exhibit Location

10.2(b)
Letter Agreement between Peoples Bancorp Inc. and Edward G. Sloane, executed on behalf of Peoples Bancorp Inc. on January 22, 2009 and by Edward G. Sloane on January 22, 2009 and effective January 30, 2009  [NOTE: Appendix A to Letter Agreement is not included therewith; filed as Exhibit 10.1 to Peoples’ February 2, 2009 Form 8-K and incorporated by reference at Exhibit 4.2 to this Quarterly Report on Form 10-Q]
Incorporated herein by reference to Exhibit 10.2(b) to Peoples’ February 2, 2009 Form 8-K

10.2(c)
Letter Agreement between Peoples Bancorp Inc. and Deborah K. Hill, executed on behalf of Peoples Bancorp Inc. on January 22, 2009 and by Deborah K. Hill on January 22, 2009 and effective January 30, 2009  [NOTE: Appendix A to Letter Agreement is not included therewith; filed as Exhibit 10.1 to Peoples’ February 2, 2009 Form 8-K and incorporated by reference at Exhibit 4.2 to this Quarterly Report on Form 10-Q]
Incorporated herein by reference to Exhibit 10.2(c) to Peoples’ February 2, 2009 Form 8-K

10.2(d)
Letter Agreement between Peoples Bancorp Inc. and Carol A. Schneeberger, executed on behalf of Peoples Bancorp Inc. on January 23, 2009 and by Carol A. Schneeberger on January 23, 2009 and effective January 30, 2009  [NOTE: Appendix A to Letter Agreement is not included therewith; filed as Exhibit 10.1 to Peoples’ February 2, 2009 Form 8-K and incorporated by reference at Exhibit 4.2 to this Quarterly Report on Form 10-Q]
Incorporated herein by reference to Exhibit 10.2(d) to Peoples’ February 2, 2009 Form 8-K

10.2(e)
Letter Agreement between Peoples Bancorp Inc. and David T. Wesel, executed on behalf of Peoples Bancorp Inc. on January 23, 2009 and by David T. Wesel on January 25, 2009 and effective January 30, 2009  [NOTE: Appendix A to Letter Agreement is not included therewith; filed as Exhibit 10.1 to Peoples’ February 2, 2009 Form 8-K and incorporated by reference at Exhibit 4.2 to this Quarterly Report on Form 10-Q]
Incorporated herein by reference to Exhibit 10.2(e) to Peoples’ February 2, 2009 Form 8-K.

10.2(f)
Letter Agreement between Peoples Bancorp Inc. and Joseph S. Yazombek, executed on behalf of Peoples Bancorp Inc. on January 23, 2009 and by Joseph S. Yazombek on January 23, 2009 and effective January 30, 2009 [NOTE: Appendix A to Letter Agreement is not included therewith; filed as Exhibit 10.1 to Peoples’ February 2, 2009 Form 8-K and incorporated by reference at Exhibit 4.2 to this Quarterly Report on Form 10-Q]
Incorporated herein by reference to Exhibit 10.2(f) to Peoples’ February 2, 2009 Form 8-K

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Exhibit Number	Description	Exhibit Location

12	Statements regarding Computation of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends Appearing in Quarterly Report on Form 10-Q	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certification	Filed herewith