Form 10-Q
period 2009-06-30
PEOPLES BANCORP INC
filed 2009-07-23
CIK 318300

For printer-friendly version click here
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller re- porting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,471,340 common shares, without par value, at July 22, 2009.

As used in this Quarterly Report on Form 10-Q (“Form 10-Q”), “Peoples” refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, Peoples Bancorp Inc.
PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Assets
Cash and cash equivalents:
Cash and due from banks	$ 35,707	$ 34,389
Interest-bearing deposits in other banks	39,764	1,209
Total cash and cash equivalents	75,471	35,598

Available-for-sale investment securities, at fair value (amortized cost of
$689,540 at June 30, 2009 and $696,855 at December 31, 2008)	693,772	684,757
Other investment securities, at cost	24,356	23,996
Total investment securities	718,128	708,753

Loans, net of deferred fees and costs	1,094,166	1,104,032
Allowance for loan losses	(23,151)	(22,931)
Net loans	1,071,015	1,081,101

Loans held for sale	3,780	791
Bank premises and equipment, net	25,278	25,111
Bank owned life insurance	52,425	51,873
Goodwill	62,520	62,520
Other intangible assets	3,573	3,886
Other assets	27,061	32,705
Total assets	$ 2,039,251	$ 2,002,338

Liabilities
Deposits:
Non-interest-bearing	$ 199,572	$ 180,040
Interest-bearing	1,208,018	1,186,328
Total deposits	1,407,590	1,366,368

Short-term borrowings	48,464	98,852
Long-term borrowings	302,533	308,297
Junior subordinated notes held by subsidiary trust	22,513	22,495
Accrued expenses and other liabilities	19,702	19,700
Total liabilities	1,800,802	1,815,712

Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, 39,000 shares
issued at June 30, 2009, and no shares issued at December 31, 2008	38,494	–
Common stock, no par value, 24,000,000 shares authorized,
11,008,915 shares issued at June 30, 2009 and 10,975,364 shares
issued at December 31, 2008, including shares in treasury	165,813	164,716
Retained earnings	52,200	50,512
Accumulated comprehensive loss, net of deferred income taxes	(1,620)	(12,288)
Treasury stock, at cost, 650,063 shares at June 30, 2009 and
641,480 shares at December 31, 2008	(16,438)	(16,314)
Total stockholders’ equity	238,449	186,626
Total liabilities and stockholders’ equity	$ 2,039,251	$ 2,002,338

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008
Interest Income:
Interest and fees on loans	$ 16,259	$ 18,927	$ 32,968	$ 38,778
Interest and dividends on taxable investment securities	8,741	6,884	17,605	13,568
Interest on tax-exempt investment securities	720	720	1,465	1,452
Other interest income	25	17	41	49
Total interest income	25,745	26,548	52,079	53,847
Interest Expense:
Interest on deposits	6,578	7,781	13,562	16,246
Interest on short-term borrowings	108	778	277	2,317
Interest on long-term borrowings	3,137	2,624	6,293	5,138
Interest on junior subordinated notes held by subsidiary trust	492	491	990	986
Total interest expense	10,315	11,674	21,122	24,687
Net interest income	15,430	14,874	30,957	29,160
Provision for loan losses	4,734	6,765	8,797	8,202
Net interest income after provision for loan losses	10,696	8,109	22,160	20,958
Other Income:
Deposit account service charges	2,616	2,375	5,015	4,670
Insurance income	2,405	2,296	5,150	5,263
Trust and investment income	1,237	1,403	2,295	2,649
Electronic banking income	1,020	1,013	1,943	1,931
Mortgage banking income	507	192	1,108	396
Gain (loss) on investment securities	262	(308)	588	(15)
Bank owned life insurance	254	405	553	829
Gain (loss) on asset disposals	57	3	(62)	3
Other non-interest income	206	199	418	379
Total other income	8,564	7,578	17,008	16,105
Other Expenses:
Salaries and employee benefit costs	7,499	6,906	15,023	14,466
FDIC insurance	1,608	52	2,095	87
Net occupancy and equipment	1,496	1,399	2,968	2,825
Professional fees	700	456	1,441	1,066
Data processing and software	564	560	1,101	1,101
Electronic banking expense	491	516	1,163	1,040
Franchise tax	404	416	827	832
Amortization of other intangible assets	319	403	649	818
Marketing	298	367	532	737
Other non-interest expense	2,142	1,969	4,224	3,814
Total other expenses	15,521	13,044	30,023	26,786
Income before income taxes	3,739	2,643	9,145	10,277
Income taxes	893	690	2,104	2,676
Net income	$ 2,846	$ 1,953	$ 7,041	$ 7,601
Preferred dividends	511	–	852	–
Net income available to common shareholders	$ 2,335	$ 1,953	$ 6,189	$ 7,601

Earnings per common share - basic	$ 0.23	$ 0.19	$ 0.60	$ 0.74
Earnings per common share - diluted	$ 0.23	$ 0.19	$ 0.60	$ 0.73

Weighted-average number of common shares outstanding - basic	10,360,590	10,304,666	10,352,769	10,303,690
Weighted-average number of common shares outstanding - diluted	10,377,105	10,352,135	10,364,621	10,347,720

Cash dividends declared on common shares	$ 2,404	$ 2,390	$ 4,805	$ 4,675
Cash dividends declared per common share	$ 0.23	$ 0.23	$ 0.46	$ 0.45

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
	Preferred	Common	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Stock	Earnings	(Loss)	Stock	Total
Balance, December 31, 2008	$ –	$ 164,716	$ 50,512	$ (12,288)	$ (16,314)	$ 186,626
Net income			7,041			7,041
Other comprehensive income, net of tax				10,972		10,972
Issuance of preferred shares and common
stock warrant	38,454	546				39,000
Accrued dividends on preferred shares			(812)			(812)
Amortization of discount on preferred shares	40		(40)			–
Cash dividends declared of $0.46 per common share			(4,805)			(4,805)
Tax benefit from exercise of stock options		(9)				(9)
Purchase of treasury stock					(124)	(124)
Common shares issued under dividend
reinvestment plan		482				482
Stock-based compensation expense		78				78
Adjustment to initially apply FASB FSP 115-2			304	(304)		–
Balance, June 30, 2009	$ 38,494	$ 165,813	$ 52,200	$ (1,620)	$ (16,438)	$ 238,449

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2009	2008
Net cash provided by operating activities	$ 10,748	$ 17,857
Investing activities
Available-for-sale securities:
Purchases	(112,837)	(174,428)
Proceeds from sales	37,019	41,657
Proceeds from maturities, calls and prepayments	85,667	91,285
Net decrease in loans	1,704	7,687
Net expenditures for premises and equipment	(1,523)	(1,560)
Proceeds from sales of other real estate owned	331	103
Investment in limited partnership and tax credit funds	(248)	(249)
Net cash provided by (used in) investing activities	10,113	(35,505)
Financing activities
Net increase in non-interest-bearing deposits	19,532	18,208
Net increase in interest-bearing deposits	21,648	76,406
Net decrease in short-term borrowings	(50,388)	(93,171)
Proceeds from long-term borrowings	5,000	75,000
Payments on long-term borrowings	(10,763)	(53,094)
Issuance of preferred shares and common stock warrant	39,000	–
Preferred stock dividends	(568)	–
Cash dividends paid on common shares	(4,319)	(4,117)
Purchase of treasury stock	(124)	(399)
Proceeds from issuance of common shares	3	116
Excess tax (expense) benefit for stock-based compensation	(9)	15
Net cash provided by (used in) financing activities	19,012	18,964
Net increase in cash and cash equivalents	39,873	1,316
Cash and cash equivalents at beginning of period	35,598	45,200
Cash and cash equivalents at end of period	$ 75,471	$ 46,516

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

The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2008 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after June 30, 2009, but prior to July 23, 2009, the date these consolidated financial statements were issued, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2008, contained herein has been derived from the audited Consolidated Balance Sheets included in Peoples’ 2008 Form 10-K.

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, due in part to seasonal variations and unusual or infrequently occurring items.  Peoples’ results of operations for the three and six months ended June 30, 2009, were impacted by the recognition of FDIC insurance expense of $930,000 ($605,000 after-tax) associated with a special assessment imposed on all FDIC-insured depository institutions as of June 30, 2009.  This special assessment will be collected on September 30, 2009.  In addition, Peoples’ insurance income includes contingent performance based insurance commissions that are recognized by Peoples when received, which typically occurs during the first quarter of each year.

Preferred Stock and Common Stock Warrant: As more fully described in Note 4, Peoples issued preferred stock and a common stock warrant, which are classified in stockholders’ equity on the Consolidated Balance Sheet at June 30, 2009.  The outstanding preferred stock has similar characteristics of an “Increasing Rate Security” as described by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock (“SAB No. 68”).  The proceeds received in conjunction with the issuance of preferred stock and common stock warrant were allocated to preferred stock and common stock warrant based on their relative fair values.  Discounts on the increasing rate preferred stock are amortized over the expected life of the preferred stock (5 years), by charging imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount.  The discount at the time of issuance is computed as the present value of the difference between dividends that will be payable in future periods and the dividend amount for a corresponding number of periods, discounted at a market rate for dividend yield on comparable securities.  The amortization in each period is the amount which, together with the stated dividend in the period, results in a constant rate of effective cost with regard to the carrying amount of the preferred stock.

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

New Accounting Pronouncements: On June 29, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superceded.  Peoples will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on Peoples’ financial statements taken as a whole.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), and SFAS No.167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which change the way entities account for securitizations and special-purpose entities.

SFAS 166 is a revision to FASB SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  SFAS 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.

SFAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

Both SFAS 166 and SFAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date.  Peoples will adopt both SFAS 166 and SFAS 167 on January 1, 2010, as required.  Management has not determined the impact adoption may have on Peoples’ consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated.  SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009.  Peoples adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on Peoples’ financial statements taken as a whole.

On April 9, 2009, the FASB issued three final Staff Positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), provides guidelines for making fair value measurements more consistent with the principles presented in FASB SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have decreased significantly.  FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1”) enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP 115-2”) provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

All three Staff Positions were effective for interim and annual periods ending after June 15, 2009.  Entities were permitted to early adopt these Staff Positions for interim and annual periods ending after March 15, 2009, but had to adopt all three Staff Positions concurrently.  Peoples adopted these Staff Positions for the quarterly period ending June 30, 2009, as required.  As a result of adopting FSP 115-2, Peoples recorded a cumulative effect adjustment on April 1, 2009, which increased retained earnings by $304,000, net of tax, for the noncredit portion of previously recorded impairment charges, with a corresponding reduction in accumulated comprehensive loss included in stockholders’ equity on the Consolidated Balance Sheets.  The adoption of FSP 157-4 and FSP 107-1 did not have any material impact on Peoples’ financial statements taken as a whole.

On April 1, 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”).  FSP 141(R)-1 provides additional guidance regarding the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of Peoples adopting FSP 141(R)-1 will depend on the timing of future acquisitions, as well as the nature and existence of contingencies associated with such acquisitions.

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

Assets measured at fair value on a recurring basis comprised the following at June 30, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale investment securities	$693,772	$3,427	$687,482	$2,863

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

The investment securities measured at fair value using Level 3 inputs are comprised of four collateralized debt obligations, with a total book value of $4.7 million, and a single corporate obligation, with a book value of $1.0 million, for which there is not an active market.  Peoples uses multiple input factors to determine the fair value of these securities.  Those input factors are discounted cash flow analysis, structure of the security in relation to current level of deferrals and/or defaults, changes in credit ratings, financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements and pricing of new issuances.

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information:

Investment Securities
Balance, January 1, 2009	$5,422
Unrealized loss included in comprehensive income	(3,026)
Adjustment to initially apply FASB FSP 115-2	467
Balance, June 30, 2009	$2,863

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis included the following:

Impaired Loans: Impaired loans are measured and reported at fair value in accordance with the provisions of FASB SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  Management’s determination of the fair value for these loans represents the estimated net proceeds to be received from the sale of the collateral based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 Inputs).  At June 30, 2009, impaired loans with an aggregate outstanding principal balance of $28.4 million were measured and reported at a fair value of $26.3 million.  During the three months and six months ended June 30, 2009, Peoples recognized losses on impaired loans of $5.9 million and $6.0 million, respectively, through the allowance for loan losses.

The following table presents the fair values of financial assets and liabilities carried on Peoples’ consolidated balance sheet, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$ 75,471	$ 75,471	$ 35,598	$ 35,598
Investment securities	718,128	718,128	708,753	708,753
Loans	1,074,795	1,077,551	1,081,101	1,088,322

Financial liabilities:
Deposits	$ 1,407,590	$ 1,418,011	$ 1,366,368	$ 1,376,614
Short-term borrowings	48,464	48,464	98,852	98,852
Long-term borrowings	302,533	310,339	308,297	324,809
Junior subordinated notes held by subsidiary trust	22,513	25,998	22,495	26,009

The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  For certain financial assets and liabilities, carrying value approximates fair value due to the nature of the financial instrument.  These instruments include cash and cash equivalents, demand and other non-maturity deposits and overnight borrowings.  Peoples used the following methods and assumptions in estimating the fair value of the following financial instruments:

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

Junior Subordinated Notes Held by Subsidiary Trust: The fair value of the junior subordinated notes held by subsidiary trust is estimated using discounted cash flow analysis based on current market rates of securities with similar risk and remaining maturity.

Bank premises and equipment, customer relationships, deposit base, banking center networks, and other information required to compute Peoples’ aggregate fair value are not included in the above information.  Accordingly, the above fair values are not intended to represent the aggregate fair value of Peoples.

Note 3.  Investment Securities

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale:

	Amortized	Gross Unrealized	Gross Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2009
Obligations of U.S. Treasury and
government agencies	$ 87	$ –	$ (1)	$ 86
Obligations of U.S. government sponsored agencies	7,917	226	–	8,143
Obligations of states and political subdivisions	64,916	1,331	(294)	65,953
Residential mortgage-backed securities	501,569	14,371	(9,001)	506,939
Commercial mortgage-backed securities	35,732	162	(591)	35,303
U.S. government-backed student loan pools	52,655	3,572	(570)	55,657
Bank-issued trust preferred securities	20,744	165	(4,680)	16,229
Collateralized debt obligations	4,692	–	(2,829)	1,863
Equity securities	1,228	2,422	(51)	3,599
Total available-for-sale securities	$ 689,540	$ 22,249	$ (18,017)	$ 693,772

December 31, 2008
Obligations of U.S. Treasury and
government agencies	$ 176	$ 1	$ (1)	$ 176
Obligations of U.S. government sponsored agencies	8,160	282	–	8,442
Obligations of states and political subdivisions	67,830	1,356	(256)	68,930
Residential mortgage-backed securities	519,744	4,618	(13,161)	511,201
Commercial mortgage-backed securities	26,835	5	(889)	25,951
U.S. government-backed student loan pools	47,915	21	(2,951)	44,985
Bank-issued trust preferred securities	20,742	992	(3,846)	17,888
Collateralized debt obligations	4,225	198	–	4,423
Equity securities	1,228	1,581	(48)	2,761
Total available-for-sale securities	$ 696,855	$ 9,054	$ (21,152)	$ 684,757

    At June 30, 2009, there were no securities of a single issuer, other than U.S. Treasury and government agencies and U.S. government sponsored agencies that exceeded 10% of stockholders' equity.  Investment securities having a carrying value of $619,094,000 and $619,347,000 at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.

The gross gains and gross losses realized by Peoples from sales of available-for-sale for the three and six months ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross gains realized	$ 275	$ 142	$ 601	$ 697
Gross losses realized	13	191	13	453
Net gain (loss) realized	$ 262	$ (49)	$ 588	$ 244

The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2009
Obligations of U.S. Treasury and
government agencies	$ –	$ –	$ 28	$ 1	$ 28	$ 1
Obligations of U.S. government
sponsored agencies	–	–	–	–	–	–
Obligations of states and
political subdivisions	7,164	66	4,796	228	11,960	294
Residential mortgage-backed securities	59,871	4,504	67,747	4,497	127,618	9,001
Commercial mortgage-backed securities	19,316	591	–	–	19,316	591
U.S. government-backed student loan pools	23,613	320	2,750	250	26,363	570
Bank-issued trust preferred securities	3,326	740	6,533	3,940	9,859	4,680
Collateralized debt obligations	1,863	2,829	–	–	1,863	2,829
Equity securities	–	–	125	51	125	51
Total available-for-sale securities	$ 115,153	$ 9,050	$ 81,979	$ 8,967	$ 197,132	$ 18,017

December 31, 2008
Obligations of U.S. Treasury and
government agencies	$ –	$ –	$ 29	$ 1	$ 29	$ 1
Obligations of U.S. government
sponsored agencies	–	–	–	–	–	–
Obligations of states and
political subdivisions	10,521	256	–	–	10,521	256
Residential mortgage-backed securities	197,594	10,485	38,318	2,676	235,912	13,161
Commercial mortgage-backed securities	20,283	889	–	–	20,283	889
U.S. government-backed student loan pools	38,261	2,951	–	–	38,261	2,951
Bank-issued trust preferred securities	5,675	1,719	3,342	2,127	9,017	3,846
Collateralized debt obligations	–	–	–	–	–	–
Equity securities	353	48	–	–	353	48
Total available-for-sale securities	$ 272,687	$ 16,348	$ 41,689	$ 4,804	$ 314,376	$ 21,152

The unrealized losses at both June 30, 2009 and December 31, 2008, were attributable to changes in market interest rates since the securities were purchased.  Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.  This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, (3) structure of the security and (4) Peoples’ intent to sell the security or whether its more likely than not that Peoples would be required to sell the security before its anticipated recovery in market value.  At June 30, 2009, management performed its quarterly analysis of all securities with an unrealized loss and concluded no material individual securities were other-than-temporarily impaired.

The following table presents the amortized costs, fair value and weighted-average yield of securities by contractual maturity at June 30, 2009.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% Federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of U.S. Treasury and
government agencies	$ –	$ –	$ 87	$ –	$ 87
Obligations of U.S. government
sponsored agencies	–	3,308	4,609	–	7,917
Obligations of states and
political subdivisions	1,567	13,361	20,616	29,372	64,916
Residential mortgage-backed securities	2	3,058	114,788	383,721	501,569
Commercial mortgage-backed securities	–	–	–	35,732	35,732
U.S. government-backed student loan pools	–	–	10,889	41,766	52,655
Bank-issued trust preferred securities	–	–	–	20,744	20,744
Collateralized debt obligations	–	–	–	4,692	4,692
Equity securities	–	–	–	1,228	1,228
Total available-for-sale securities	$ 1,569	$ 19,727	$ 150,989	$ 517,255	$ 689,540

Fair value
Obligations of U.S. Treasury and
government agencies	$ –	$ –	$ 86	$ –	$ 86
Obligations of U.S. government
sponsored agencies	–	3,400	4,742	–	8,142
Obligations of states and
political subdivisions	1,579	13,733	21,254	29,387	65,953
Residential mortgage-backed securities	2	3,117	113,782	390,037	506,938
Commercial mortgage-backed securities	–	–	–	35,304	35,304
U.S. government-backed student loan pools	–	–	11,958	43,699	55,657
Bank-issued trust preferred securities	–	–	–	16,229	16,229
Collateralized debt obligations	–	–	–	1,863	1,863
Equity securities	–	–	–	3,600	3,600
Total available-for-sale securities	$ 1,581	$ 20,250	$ 151,822	$ 520,119	$ 693,772
Total average yield	5.95%	5.88%	5.01%	5.29%	5.25%

Peoples’ other investment securities on the Consolidated Balance Sheets consist solely of restricted equity securities of the Federal Home Loan Bank (“FHLB”) of Cincinnati and the Federal Reserve Bank of Cleveland.  These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and Peoples does not exercise significant influence.

Note 4.  Stockholders’ Equity

The following table details the progression in shares of Peoples’ preferred, common and treasury stock during the period presented:

	Preferred	Common	Treasury
	Stock	Stock	Stock
Shares at December 31, 2008	–	10,975,364	641,480
Issuance of preferred shares	39,000
Changes related to stock-based compensation awards:
Release of restricted common shares		2,125
Purchase of treasury stock			8,583
Common shares issued under dividend reinvestment plan		31,426
Shares at June 30, 2009	39,000	11,008,915	650,063

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

The U.S. Treasury may not transfer a portion or portions of the Warrant with respect to, and/or exercise the Warrant for more than one-half of, the 313,505 common shares issuable upon exercise of the Warrant, in the aggregate, until the earlier of (i) the date on which Peoples has received aggregate gross proceeds of not less than $39 million from one or more Qualified Equity Offerings and (ii) December 31, 2009.  However, if Peoples were to redeem all of the Series A Preferred Shares as permitted by and in accordance with the provisions of the American Recovery and Reinvestment Act and the documents required to consummate the redemption, Peoples has the option to repurchase the Warrant from the U.S. Treasury.  If Peoples declines to repurchase the Warrant, the U.S. Treasury will be permitted, subject to compliance with applicable securities laws, to transfer all or a portion of the Warrant with respect to, and/or exercise the Warrant for, all or a portion of the number of common shares issuable thereunder, at any time and without limitation.  In the event Peoples completes one or more Qualified Equity Offerings on or prior to December 31, 2009, that result in Peoples receiving aggregate gross proceeds of not less than $39 million, the number of the common shares underlying the portion of the Warrant then held by the U.S. Treasury will be reduced by one-half of the common shares originally covered by the Warrant.  The U.S. Treasury has agreed not to exercise voting power with respect to any common shares issued to it upon exercise of the Warrant.  Any common shares issued by Peoples upon exercise of the Warrant will be issued from common shares held in treasury to the extent available.  If no treasury shares are available, common shares will be issued from authorized but unissued common shares.  At June 30, 2009, there had been no changes to the number of common shares covered by the Warrant nor had the U.S. Treasury exercised any portion of the Warrant.

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

Peoples calculated a discount on the Series A Preferred Shares in the amount of $0.5 million, which is being amortized over a 5-year period.  The effective yield on the amortization of the Series A Preferred Stock is approximately 5.32%.  In determining net income available to common shareholders, the periodic amortization and the cash dividend on the preferred stock are subtracted from net income.  For the six months ended June 30, 2009, Peoples accrued dividends and recorded amortization on Series A Preferred Stock for $812,000 and $40,000, respectively.

Note 5.  Comprehensive Income (Loss)

The following details the change in the components of Peoples’ accumulated other comprehensive loss for the six months ended June 30, 2009:

Unrecognized
	Unrealized	Net Pension and	Accumulated
	(Loss) Gain	Postretirement	Comprehensive
(Dollars in thousands)	on Securities	Costs	(Loss)
Balance, December 31, 2008	$ (7,863)	$ (4,425)	$ (12,288)
Current period change, net of tax	10,917	55	10,972
Adjustment to initially apply FASB FSP 115-2	(304)	–	(304)
Balance, June 30, 2009	$ 2,750	$ (4,370)	$ (1,620)

The components of other comprehensive income (loss) for the three and six months ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Net income	$ 2,846	$ 1,953	$ 7,041	$ 7,601
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	12,481	(9,271)	17,384	(7,497)
Related tax (expense) benefit	(4,369)	3,245	(6,085)	2,624
Less: reclassification adjustment for net gain (loss) included in net income	262	(308)	588	(15)
Related tax (expense) benefit	(92)	108	(206)	5
Net effect on other comprehensive income (loss)	7,942	(5,826)	10,917	(4,863)
Defined benefit plans:
Amortization of unrecognized loss and service cost on pension plan	52	–	84	–
Related tax expense	(18)	–	(29)	–
Net effect on other comprehensive income (loss)	34	–	55	–
Total other comprehensive income (loss), net of tax	7,976	(5,826)	10,972	(4,863)
Total comprehensive income (loss)	$10,822	$ (3,873)	$18,013	$ 2,738

Note 6.  Employee Benefit Plans

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

Pension Benefits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Service cost	$ 199	$ 190	$ 399	$ 381
Interest cost	196	196	393	391
Expected return on plan assets	(299)	(301)	(597)	(601)
Amortization of prior service cost	1	1	2	2
Amortization of net loss	31	2	72	5
Net periodic benefit cost	$ 128	$ 88	$ 269	$ 178

Postretirement Benefits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Interest cost	4	3	8	7
Amortization of prior service cost	–	–	(1)	(1)
Amortization of net gain	–	(1)	(1)	(2)
Net periodic benefit cost	$ 4	$ 2	$ 6	$ 4

Employer Contributions
Through June 30, 2009, Peoples contributed $1.2 million to its pension plan upon the recommendation of and approval by the Board of Directors, which were designated for the 2008 plan year.

Note 7.  Regulatory Capital

Peoples and Peoples Bank’s actual capital amounts and ratios are presented in the following table:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES
Total Capital (1)
Actual	$ 215,854	16.2%	$ 173,470	13.2%
For capital adequacy	106,662	8.0%	105,253	8.0%
To be well capitalized	133,327	10.0%	131,566	10.0%

Tier 1 (2)
Actual	$ 198,041	14.9%	$ 156,254	11.9%
For capital adequacy	53,331	4.0%	52,626	4.0%
To be well capitalized	79,996	6.0%	78,939	6.0%

Tier 1 Leverage (3)
Actual	$ 198,041	10.0%	$ 156,254	8.2%
For capital adequacy	79,626	4.0%	76,443	4.0%
To be well capitalized	99,532	5.0%	95,554	5.0%
Net Risk-Weighted Assets	$1,333,271		$ 1,315,657

PEOPLES BANK
Total Capital (1)
Actual	$ 184,893	13.9%	$ 158,030	12.1%
For capital adequacy	106,339	8.0%	104,715	8.0%
To be well capitalized	132,924	10.0%	130,894	10.0%

Tier 1 (2)
Actual	$ 168,197	12.7%	$ 141,587	10.8%
For capital adequacy	53,169	4.0%	52,357	4.0%
To be well capitalized	79,754	6.0%	78,536	6.0%

Tier 1 Leverage (3)
Actual	$ 168,197	8.5%	$ 141,587	7.5%
For capital adequacy	79,084	4.0%	75,866	4.0%
To be well capitalized	98,856	5.0%	94,833	5.0%
Net Risk-Weighted Assets	$1,329,237		$ 1,308,937
                                  (1)  Ratio represents total capital to net risk-weighted assets
                                  (2)  Ratio represents Tier 1 capital to net risk-weighted assets
                                  (3)  Ratio represents Tier 1 capital to average assets

Note 8.  Stock-Based Compensation

Under the Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan (the “2006 Equity Plan”), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights or any combination thereof covering up to 500,000 common shares to employees and non-employee directors.  Prior to 2007, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  Since February 2007, Peoples has granted a combination of restricted common shares and stock appreciation rights (“SARs”) to be settled in common shares to employees and restricted common shares to non-employee directors subject to the terms and conditions prescribed by the 2006 Equity Plan.  During the six month period ending June 30, 2009, Peoples did not grant any stock-based compensation awards to employees and non-employee directors and no outstanding stock options or SARs were exercised.

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

Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefits costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized for the period ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Total stock-based compensation	$ 35	$ 107	$ 78	$ 359
Recognized tax benefit	(12)	(37)	(27)	(126)
Net expense recognized	$ 23	$ 70	$ 51	$ 233

Total unrecognized stock-based compensation expense related to unvested awards was $135,000 at June 30, 2009, which will be recognized over a weighted-average period of 1.2 years.

Note 9.  Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares include incremental shares issuable upon exercise of outstanding stock options, SARs and non-vested restricted common shares using the treasury stock method.  As disclosed in Note 4, Peoples had a warrant to purchase 313,505 common shares outstanding at June 30, 2009.  This warrant was excluded from the calculation of diluted earnings per common share since it was anti-dilutive.  The calculation of basic and diluted earnings per common share was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008
Net income	$ 2,846	$ 1,953	$ 7,041	$ 7,601
Preferred dividends	511	-	852	-
Net income available to common shareholders	2,335	1,953	6,189	7,601

Weighted-average common shares outstanding	10,360,590	10,304,666	10,352,769	10,303,690
Effect of potentially dilutive common shares	16,515	47,469	11,852	44,030
Total weighted-average diluted common
shares outstanding	10,377,105	10,352,135	10,364,621	10,347,720

Earnings per common share:
Basic	$ 0.23	$ 0.19	$ 0.60	$ 0.74
Diluted	$ 0.23	$ 0.19	$ 0.60	$ 0.73

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis that follows:

	At or For the Three Months		At or For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
SIGNIFICANT RATIOS
Return on average stockholders' equity	4.93%	3.81%	5.59%	7.41%
Return on average common stockholders' equity	4.85%	3.81%	6.53%	7.41%
Return on average assets	0.56%	0.41%	0.61%	0.81%
Net interest margin	3.45%	3.61%	3.49%	3.56%
Efficiency ratio (a)	63.12%	54.55%	60.85%	56.31%
Average stockholders' equity to average assets	11.34%	10.88%	10.99%	10.93%
Average loans to average deposits	78.36%	88.84%	79.09%	90.42%
Dividend payout ratio	102.96%	122.38%	77.64%	61.51%

ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (b)(c)	3.72%	1.92%	3.72%	1.92%
Nonperforming assets as a percent of total assets (b)(c)	2.00%	1.13%	2.00%	1.13%
Allowance for loan losses to loans net of unearned interest (c)	2.12%	1.38%	2.12%	1.38%
Allowance for loan losses to nonperforming loans (b)(c)	56.90%	71.80%	56.90%	71.80%
Provision for loan losses to average loans	0.43%	0.61%	0.79%	0.74%
Net charge-offs as a percentage of average loans (annualized)	2.05%	2.70%	1.56%	1.57%

CAPITAL INFORMATION (c)
Tier 1 capital ratio	14.85%	12.10%	14.85%	12.10%
Total risk-based capital ratio	16.19%	13.33%	16.19%	13.33%
Leverage ratio	9.95%	8.72%	9.95%	8.72%
Tangible equity to tangible assets	8.74%	7.30%	8.74%	7.30%
Tangible common equity to tangible assets	6.78%	7.30%	6.78%	7.30%
Tangible assets (d)	$ 1,973,158	$ 1,839,664	$ 1,973,158	$ 1,839,664
Tangible equity (e)	172,356	134,229	172,356	134,229
Tangible common equity (f)	$ 133,862	$ 134,229	$ 133,862	$ 134,229

PER COMMON SHARE DATA
Earnings per share – Basic	$ 0.23	$ 0.19	$ 0.60	$ 0.74
Earnings per share – Diluted	0.23	0.19	0.60	0.73
Cash dividends declared per common share	0.23	0.23	0.46	0.45
Book value per share (c)	19.30	19.55	19.30	19.55
Tangible book value per share (c) (g)	$ 12.92	$ 13.03	$ 12.92	$ 13.03
Weighted-average common shares outstanding – Basic	10,360,590	10,304,666	10,352,769	10,303,690
Weighted-average common shares outstanding – Diluted	10,377,105	10,352,135	10,364,621	10,347,720
Common shares outstanding at end of period	10,358,852	10,304,597	10,358,852	10,304,597
(a)
Non-interest expense (less intangible asset amortization) as a percentage of fully tax-equivalent net interest income plus non-interest income (excluding gains or losses on investment securities and asset disposals).

(b)	Nonperforming loans include loans 90 days past due and accruing, renegotiated loans and nonaccrual loans. Nonperforming assets include nonperforming loans and other real estate owned.
(c)	Data presented as of the end of the period indicated.
(d)	Total assets less goodwill and other intangible assets of $66,093 at June 30, 2009 and $67,217 at June 30, 2008.
(e)	Total stockholders’ equity less goodwill and other intangible assets of $66,093 at June 30, 2009 and $67,217 at June 30, 2008.
(f)	Tangible equity less preferred stock of $38,494 at June 30, 2009 and $0 at June 30, 2008.
(g)	Tangible equity divided by total common shares outstanding at end of period.

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
(5)
general economic conditions and weakening in the economy, specifically the real estate market, either national or in the states in which Peoples does business, which may be less favorable than expected and impact the ability to generate quality loans;

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

Peoples offers diversified financial products and services through 47 financial service locations and 39 ATMs in southeastern Ohio, northwestern West Virginia and northeastern Kentucky through its financial service units – Peoples Bank, National Association (“Peoples Bank”), Peoples Financial Advisors (a division of Peoples Bank) and Peoples Insurance Agency, Inc, a subsidiary of Peoples Bank.  Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency.

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

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples’ Consolidated Financial Statements and Management’s Discussion and Analysis at June 30, 2009, which were unchanged from the policies disclosed in Peoples’ 2008 Form 10-K.

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

o
On May 22, 2009, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule imposing a special assessment on all FDIC-insured depository institutions equal to five basis points on each institution’s assets, minus its Tier 1 capital, as of June 30, 2009.  This special assessment will be collected on September 30, 2009.  On February 27, 2009, the FDIC adopted a final rule that changed the way its assessment system differentiates risk and increased base assessment rates beginning April 1, 2009.  Both of these actions were part of the FDIC’s efforts to rebuild the Deposit Insurance Fund, which has been reduced substantially by the higher rate of bank failures in 2008 and 2009 compared to recent years.  As a result of the FDIC’s actions, Peoples recorded FDIC insurance expense of $1.6 million for the second quarter of 2009, with $930,000 ($605,000 or $0.06 per diluted common share after-tax) related to the special assessment, versus $0.5 million for the first quarter of 2009.

o
During the second quarter of 2009, Peoples Bank opened its first full-service office in Zanesville, Ohio and combined operations in Nelsonville, Ohio into a single facility.  Peoples Bank also closed its Rutland, Ohio and Lower Salem, Ohio banking offices and consolidated those offices into existing nearby offices effective June 30, 2009.  These actions were consistent with management’s ongoing strategic focus of improving operating efficiencies by directing resources to areas with greater business development potential.

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

o
Since early 2008, Peoples’ loan quality has been impacted by contraction within the commercial real estate market and economy as a whole, which has caused declines in commercial real estate values and deterioration in financial condition of various commercial borrowers.  These conditions led to Peoples downgrading the loan quality ratings on various commercial real estate loans through its normal loan review process.  In addition, several impaired loans became under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral.  As a result, Peoples’ provision for loan losses, net charge-offs and nonperforming loans in recent quarters have been higher than historical levels.

o
During 2008, Peoples systematically sold the preferred stocks issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) held in its investment portfolio, due to the uncertainty surrounding these entities.  These securities had a total recorded value of $12.1 million at December 31, 2007.  In July 2008, Peoples sold its remaining Fannie Mae preferred stocks, which completely eliminated all equity holdings in Fannie Mae and Freddie Mac.  As a result of the sales, Peoples recognized total pre-tax losses of $199,000 and $450,000 in the first and second quarters of 2008, respectively.

o
Also during 2008 and continuing in the first half of 2009, Peoples sold selected lower yielding, longer-term investment securities, primarily obligations of U.S. government-sponsored enterprises, U.S. agency mortgage-backed securities and tax-exempt municipal bonds, as well as several small-lot mortgage-backed securities.  The proceeds from these sales were reinvested into similar securities with less price risk volatility.  These actions were intended to reposition the investment portfolio to reduce interest rate exposures and resulted in Peoples recognizing pre-tax gains of $262,000 and $588,000 for the three and six months ended June 30, 2009, respectively, versus $142,000 and $500,000 for the same periods in 2008, respectively.

o
During the fourth quarter of 2008, Peoples Bank sold its merchant credit card payment processing services to First Data Merchant Services Corporation (“First Data”).  Peoples Bank continues to serve the credit card processing needs of its commercial customers through a referral program with First Data.

The impact of these transactions, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis.

EXECUTIVE SUMMARY

In the second quarter 2009, both net income available to common shareholders and diluted earnings per common share were lower than first quarter of 2009 (or “linked quarter”), due mostly to higher FDIC insurance expense.  Other significant contributing factors included a modest increase in provision for loan losses and a full quarter’s impact of preferred dividends related to the TARP Capital Investment.  Compared to the prior year, second quarter 2009 net income available to shareholders was up 20%, while diluted earnings per common share increased 21%. Stronger net interest income and higher mortgage banking income were key drivers of these increases, while increased non-interest expense was mostly offset by a lower provision for loan losses. On a year-to-date basis, net income available to common shareholders was $6.2 million through June 30, 2009 versus $7.6 million a year ago, while diluted earnings per common share were $0.60 and $0.73, respectively.  The combination of higher FDIC insurance expense and preferred dividends accounted for much of these decreases, as increased net interest income and non-interest income more than offset a modest increase in provision for loan losses and other non-interest expenses.

Peoples recorded a provision for loan losses of $4.7 million in the second quarter of 2009, compared to $4.1 million in the first quarter of 2009 and $6.8 million in the second quarter of 2008.  These provisions reflect the amounts needed to maintain the adequacy of the allowance for loan losses based on management’s formal quarterly analysis.  The higher provision for loan losses in the second quarter of 2008 was largely attributable to a single $12.6 million commercial real estate loan becoming impaired during the quarter.

In the second quarter of 2009, net interest income totaled $15.4 million, consistent with the linked quarter and up 4% over the second quarter of 2008.  Interest income was lower in the second quarter of 2009 compared to the linked quarter and second quarter of 2008, due mostly to a reduction in loan yields from refinancing activity and downward repricing of variable rate loans, coupled with a higher level of nonaccrual loans.  Second quarter 2009 interest expense benefited from opportunities to reduce overall funding costs provided by maturing deposits and long-term borrowings and lower short-term interest market rates in response to the Federal Reserve’s actions.  In the second quarter of 2009, net interest margin compressed slightly from Peoples continuing to maintain a higher volume of short-term assets, consisting of excess cash reserves held at the Federal Reserve Bank.

Non-interest income, which excludes gains and losses on securities and asset disposals, remained strong in the first quarter of 2009, as a seasonal decline in insurance income was offset by increases in other non-interest revenues.  Compared to the second quarter of 2008, non-interest income increased 5%, due largely to the higher mortgage banking income.  On a year-to-date basis, higher mortgage banking revenue and increased deposit account service charges were mostly offset by reductions in trust and investment revenues and bank owned life insurance income, resulting in a modest 2% increase in total non-interest income.

Second quarter 2009 non-interest expense was impacted by higher FDIC insurance expense, while other operating costs were consistent with first quarter 2009 levels.  Year-over-year growth in total non-interest expense occurred for both the three and six months ended June 30, 2009, due mostly to the additional FDIC insurance expense.  Other significant contributing factors included increased employee benefit costs and higher loan-related expenses, primarily external legal and valuation services associated with problem loans.

During the second quarter of 2009, total assets decreased $16.7 million, to $2.04 billion at June 30, 2009, as excess cash reserves held at the Federal Reserve Bank were used to reduce non-core deposits and borrowed funds.  Total assets were $36.9 million higher than year-end 2008, as substantial year-to-date deposit growth has produced a higher level of cash and cash equivalents.  Gross portfolio loan balances decreased $6.7 million in the second quarter and $9.9 million through the first six months of 2009, to $1.09 billion at June 30, 2009.  These declines were primarily a result of residential real estate loan production being sold to the secondary market.  At June 30, 2009, total investment securities, although comparable to prior quarter-end, were up $9.4 million since December 31, 2008, due to an increase in fair value of the portfolio that more than offset the impact of maturities, calls and pay downs.

Total liabilities were $1.80 billion at June 30, 2009, down $24.8 million compared to March 31, 2009 and down $14.9 million compared to December 31, 2008.  Total deposit balances decreased $14.0 million during the second quarter to $1.41 billion at quarter-end, due largely to a planned reduction in non-core deposits.  As a result, retail balances were down $34.9 million in the second quarter of 2009.  However, retail deposits remained $39.5 million higher than year-end 2008, due to strong growth in low-cost and non-interest-bearing retail deposits through six months of 2009.  Total borrowed funds were $373.5 million at June 30, 2009, versus $385.5 million at March 31, 2009, with repayment of long-term borrowings accounting for nearly all of the decrease.  In the first half of 2009, the combination of retail deposit growth and funds generated from the TARP Capital Investment enabled Peoples to reduce total borrowed funds $56.1 million, or 13%.  The reduction in borrowings included the elimination of overnight wholesale borrowings, which totaled $44.4 million at December 31, 2008.

Total stockholders’ equity increased $8.1 million and $51.8 million for the three and six months ended June 30, 2009, respectively.  The key driver of the linked quarter increase was a $7.9 million increase in fair value of Peoples’ available-for-sale investment portfolio, net of deferred tax.  The TARP Capital Investment accounted for most of the year-to-date growth, while the fair value of the available-for-sale investment portfolio increased $10.9 million, net of deferred tax, further contributing to higher stockholders’ equity at June 30, 2009.

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

The following table details Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	June 30, 2009			March 31, 2009			June 30, 2008
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Short-Term Investments:
Deposits with other banks	$ 38,546	$ 24	0.25%	$ 25,678	$ 16	0.25%	$ 2,461	$ 13	2.21%
Federal funds sold	–	–	0.00%	–	–	0.00%	930	4	2.08%
Total short-term investments	38,546	24	0.25%	25,678	16	0.25%	3,391	17	2.17%
Investment Securities (1):
Taxable	647,568	8,741	5.40%	640,547	8,864	5.54%	529,924	6,884	5.21%
Nontaxable (2)	68,720	1,108	6.45%	70,928	1,147	6.47%	68,187	1,107	6.49%
Total investment securities	716,288	9,849	5.50%	711,475	10,011	5.63%	598,111	7,991	5.35%
Loans (3):
Commercial	736,823	10,049	5.47%	734,493	10,275	5.67%	747,596	12,423	6.67%
Real estate (4)	275,487	4,417	6.41%	281,406	4,682	6.66%	282,804	4,848	6.88%
Consumer	94,618	1,816	7.70%	91,396	1,774	7.87%	84,074	1,683	8.03%
Total loans	1,106,928	16,282	5.91%	1,107,295	16,731	6.12%	1,114,474	18,954	6.81%
Less: Allowance for loan losses	(24,495)			(23,980)			(16,243)
Net loans	1,082,433	16,282	6.03%	1,083,315	16,731	6.24%	1,098,231	18,954	6.92%
Total earning assets	1,837,267	26,155	5.70%	1,820,468	26,758	5.92%	1,699,733	26,962	6.36%
Intangible assets	66,144			66,261			67,395
Other assets	137,839			136,756			127,190
Total assets	$ 2,041,250			$ 2,023,485			$ 1,894,318
Deposits:
Savings accounts	$ 128,790	$ 168	0.52%	$ 118,552	$ 124	0.42%	$ 115,625	$ 140	0.49%
Interest-bearing demand accounts	206,168	795	1.55%	195,707	735	1.52%	203,411	890	1.76%
Money market accounts	223,442	631	1.13%	222,649	649	1.18%	165,592	816	1.98%
Brokered certificates of deposit	32,660	334	4.10%	27,298	274	4.07%	39,767	509	5.15%
Retail certificates of deposit	623,102	4,650	2.99%	633,500	5,202	3.33%	549,642	5,426	3.97%
Total interest-bearing deposits	1,214,162	6,578	2.17%	1,197,706	6,984	2.36%	1,074,037	7,781	2.91%
Borrowed Funds:
Short-term:
FHLB advances	–	–	0.00%	14,776	10	0.27%	116,312	621	2.11%
Retail repurchase agreements	49,924	108	0.86%	54,521	159	1.17%	32,542	157	1.94%
Total short-term borrowings	49,924	108	0.86%	69,297	169	0.98%	148,854	778	2.07%
Long-term:
FHLB advances	147,996	1,484	4.02%	152,396	1,527	4.06%	104,000	1,111	4.30%
Wholesale repurchase agreements	160,000	1,652	4.09%	160,000	1,629	4.07%	144,272	1,513	4.15%
Other borrowings	22,509	493	8.66%	22,500	498	8.85%	22,474	491	8.65%
Total long-term borrowings	330,505	3,629	4.37%	334,896	3,654	4.39%	270,746	3,115	4.58%
Total borrowed funds	380,429	3,737	3.91%	404,193	3,823	3.80%	419,600	3,893	3.69%
Total interest-bearing liabilities	1,594,591	10,315	2.59%	1,601,899	10,807	2.73%	1,493,637	11,674	3.13%
Non-interest-bearing deposits	198,515			189,121			180,399
Other liabilities	16,690			17,405			14,214
Total liabilities	1,809,796			1,808,425			1,688,250
Preferred equity	38,478			26,068			-
Common equity	192,976			188,992			206,068
Total stockholders’ equity	231,454			215,060			206,068
Total liabilities and
stockholders’ equity	$ 2,041,250			$ 2,023,485			$ 1,894,318
Interest rate spread		$ 15,840	3.11%		$ 15,951	3.19%		$ 15,288	3.23%
Interest income/earning assets			5.70%			5.92%			6.36%
Interest expense/earning assets			2.25%			2.40%			2.75%
Net interest margin			3.45%			3.52%			3.61%

	For the Six Months Ended
	June 30, 2009			June 30, 2008
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Short-Term Investments:
Deposits with other banks	$ 32,148	$ 40	0.25%	$ 2,922	$ 39	2.73%
Federal funds sold	–	–	0.00%	782	10	2.52%
Total short-term investments	32,148	40	0.25%	3,704	49	2.68%
Investment Securities (1):
Taxable	644,077	17,606	5.47%	521,144	13,568	5.25%
Nontaxable (2)	69,818	2,254	6.46%	68,732	2,233	6.50%
Total investment securities	713,895	19,860	5.57%	589,876	15,801	5.36%
Loans (3):
Commercial	735,664	20,325	5.57%	747,271	25,620	6.91%
Real estate (4)	278,430	9,099	6.54%	283,376	9,853	7.01%
Consumer	93,016	3,590	7.78%	83,101	3,360	8.15%
Total loans	1,107,110	33,014	6.01%	1,113,748	38,833	6.98%
Less: Allowance for loan loss	(24,239)			(16,241)
Net loans	1,082,871	33,014	6.13%	1,097,507	38,833	7.11%
Total earning assets	1,828,914	52,914	5.81%	1,691,087	54,683	6.49%
Intangible assets	66,202			67,613
Other assets	137,300			127,703
Total assets	$ 2,032,416			$ 1,886,403
Deposits:
Savings accounts	$ 123,700	$ 292	0.48%	$ 112,075	$ 261	0.47%
Interest-bearing demand accounts	200,966	1,530	1.54%	200,705	1,873	1.87%
Money market accounts	223,048	1,280	1.16%	158,897	1,874	2.37%
Brokered certificates of deposit	29,994	608	4.09%	46,550	1,204	5.19%
Retail certificates of deposit	628,272	9,852	3.16%	536,785	11,034	4.12%
Total interest-bearing deposits	1,205,980	13,562	2.27%	1,055,012	16,246	3.10%
Borrowed Funds:
Short-term:
FHLB advances	7,347	11	0.26%	135,016	1,884	2.76%
Retail repurchase agreements	52,210	266	1.02%	33,718	433	2.57%
Total short-term borrowings	59,557	277	0.93%	168,734	2,317	2.72%
Long-term:
FHLB advances	150,184	3,012	4.04%	100,989	2,173	4.33%
Wholesale repurchase agreements	160,000	3,281	4.08%	140,714	2,965	4.17%
Other borrowings	22,504	990	8.75%	22,469	986	8.68%
Total long-term borrowings	332,688	7,283	4.38%	264,172	6,124	4.61%
Total borrowed funds	392,245	7,560	3.85%	432,906	8,441	3.87%
Total interest-bearing liabilities	1,598,225	21,122	2.66%	1,487,918	24,687	3.32%
Non-interest-bearing deposits	193,844			176,696
Other liabilities	17,045			15,509
Total liabilities	1,809,114			1,680,123
Preferred equity	32,307			-
Common equity	190,995			206,280
Total stockholders’ equity	223,302			206,280
Total liabilities and
stockholders’ equity	$ 2,032,416			$ 1,886,403
Interest rate spread		$ 31,792	3.15%		$ 29,996	3.17%
Interest income/earning assets			5.81%			6.49%
Interest expense/earning assets			2.32%			2.93%
Net interest margin			3.49%			3.56%
(1)	Average balances are based on carrying value.
(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% Federal statutory tax rate.

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2009	2009	2008	2009	2008
Net interest income, as reported	$ 15,430	$ 15,527	$ 14,874	$ 30,957	$ 29,160
Taxable equivalent adjustments	410	424	414	835	836
Fully tax-equivalent net interest income	$ 15,840	$ 15,951	$ 15,288	$ 31,792	$ 29,996

The following table provides an analysis of the changes in FTE net interest income:

							Six Months Ended
	Three Months Ended June 30, 2009 Compared to						June 30, 2009 Compared to
(Dollars in thousands)	March 31, 2009 (1)			June 30, 2008 (1)			June 30, 2008 (1)
Increase (decrease) in:	Rate	Volume	Total	Rate	Volume	Total	Rate	Volume	Total
INTEREST INCOME:
Short-term investments	$ -	$ 8	$ 8	$ (92)	$ 99	$ 7	$ (133)	$ 124	$ (9)
Investment Securities: (2)
Taxable	(628)	505	(123)	262	1,595	1,857	609	3,429	4,038
Nontaxable	(4)	(35)	(39)	(30)	31	1	(53)	74	21
Total investment income	(632)	470	(162)	232	1,626	1,858	556	3,503	4,059
Loans:
Commercial	(450)	224	(226)	(2,198)	(176)	(2,374)	(4,902)	(393)	(5,295)
Real estate	(184)	(81)	(265)	(324)	(107)	(431)	(608)	(146)	(754)
Consumer	(177)	219	42	(385)	518	133	(382)	612	230
Total loan income	(811)	362	(449)	(2,907)	235	(2,672)	(5,892)	73	(5,819)
Total interest income	(1,443)	840	(603)	(2,767)	1,960	(807)	(5,469)	3,700	(1,769)
INTEREST EXPENSE:
Deposits:
Savings accounts	32	12	44	10	18	28	5	26	31
Interest-bearing demand accounts	16	44	60	(172)	77	(95)	(350)	7	(343)
Money market accounts	(34)	16	(18)	(1,365)	1,180	(185)	(2,030)	1,436	(594)
Brokered certificates of deposit	2	58	60	(93)	(82)	(175)	(223)	(373)	(596)
Retail certificates of deposit	(476)	(76)	(552)	(4,287)	3,511	(776)	(5,037)	3,855	(1,182)
Total deposit cost	(460)	54	(406)	(5,907)	4,704	(1,203)	(7,635)	4,951	(2,684)
Borrowed funds:
Short-term borrowings	(39)	(22)	(61)	(369)	(301)	(670)	(1,494)	(546)	(2,040)
Long-term borrowings	6	(31)	(25)	(591)	1,105	514	(587)	1,746	1,159
Total borrowed funds cost	(33)	(53)	(86)	(960)	804	(156)	(2,081)	1,200	(881)
Total interest expense	(493)	1	(492)	(6,867)	5,508	(1,359)	(9,716)	6,151	(3,565)
Net interest income	$ (950)	$ 839	$ (111)	$ 4,100	$ (3,548)	$ 552	$ 4,247	$ (2,451)	$1,796

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.

(2)	Presented on a fully tax-equivalent basis.

Peoples continued to maintain a higher volume of short-term assets in the second quarter compared to recent periods, due to limited opportunities for attractive long-term asset investments.  These assets, which consist of excess cash reserves held at the Federal Reserve Bank, caused some net interest margin compression on a linked quarter basis.

Throughout 2008, Peoples increased its holdings of investment securities in order to maintain interest income levels, which resulted in a higher average balance of investment securities in the first half of 2009.  The FTE yield on investment securities has benefited from the active management and repositioning of the investment portfolio during 2008 and the first half of 2009, which has negated much of the downward pressure from lower short-term interest rates.

Average loan balances continue to be impacted by a reduction in residential real estate loans from loans sold to the secondary market.  Average commercial loan balances were slightly higher than the prior quarter average but remain lower than 2008 levels due mostly to charge-offs over the last twelve months.  The year-over-year decrease in average commercial loan balances has been mostly offset by higher average consumer loans, which have experienced steady growth.  Loan yields also declined from increased refinancing and downward repricing of variable rate loans in response to the Federal Reserve’s actions to reduce short-term market interest rates.

A key component of management’s funding strategy has been to grow core retail deposit balances, primarily low-cost and non-interest-bearing deposits, to reduce the amount of, and reliance on, wholesale funding sources that typically carry higher market rates of interest.  In addition, management has been adjusting the mix of wholesale funding by repaying higher-costing funds using other lower-cost borrowings and short-term assets.  These efforts, coupled with lower short-term interest rates, produced a lower overall cost of funds in the first half of 2009.

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

Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2009	2009	2008	2009	2008
Provision for checking account overdrafts	$ 234	$ 63	$ 160	$ 297	$ 197
Provision for other loan losses	4,500	4,000	6,605	8,500	8,005
Total provision for loan losses	$ 4,734	$ 4,063	$ 6,765	$ 8,797	$ 8,202

As a percentage of average gross loans	0.43%	0.37%	0.61%	0.79%	0.74%

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

Non-Interest Income
Deposit account service charges represented the largest source of second quarter non-interest income.  The following table details Peoples’ deposit account service charges:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2009	2009	2008	2009	2008
Overdraft fees	$ 2,029	$ 1,694	$ 1,704	$ 3,722	$ 3,208
Non-sufficient funds fees	369	316	436	686	838
Other fees and charges	218	389	235	607	624
Total deposit account service charges	$ 2,616	$ 2,399	$ 2,375	$ 5,015	$ 4,670

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

Insurance income continues to comprise a significant portion of Peoples’ non-interest income.  The following table details Peoples’ insurance income:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2009	2009	2008	2009	2008
Property and casualty insurance commissions	$ 2,131	$ 1,737	$ 1,995	$ 3,868	$ 3,912
Life and health insurance commissions	173	181	163	354	308
Credit life and A&H insurance commissions	39	23	51	62	84
Performance based commissions	47	768	16	815	851
Other fees and charges	15	36	71	51	108
Total insurance income	$ 2,405	$ 2,745	$ 2,296	$ 5,150	$ 5,263

Second quarter 2009 property and casualty insurance commissions were higher than the first quarter of 2009, largely reflecting the seasonality of normal annual policy renewals.  The year-over-year increase in second quarter property and casualty insurance commissions was the result of increased sales productions that more than offset the effects of a contracting economy on commercial insurance needs and lower pricing margins caused by competition within the insurance industry.  The bulk of the performance based commission income is received annually by Peoples during the first quarter and is based on a combination of factors, including loss experience of insurance policies sold, production volumes and overall financial performance of the insurance industry during the preceding year.

The following tables detail Peoples’ trust and investment income and related assets under management:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2009	2009	2008	2009	2008
Fiduciary	$ 989	$ 846	$ 1,162	$ 1,835	$ 2,149
Brokerage	248	212	241	460	500
Total trust and investment income	$ 1,237	$ 1,058	$ 1,403	$ 2,295	$ 2,649

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2009	2009	2008	2008
Trust assets under management	$ 692,823	$ 664,784	$ 685,705	$ 770,714
Brokerage assets under management	183,968	169,268	184,301	216,930
Total managed assets	$ 876,791	$ 834,052	$ 870,006	$ 987,644

Peoples’ fiduciary and brokerage revenues both are based in part on the value of assets under management.  The increase in managed assets values during the second quarter of 2009 primarily reflects the modest recovery experienced within the financial markets.  However, asset values remain below prior-year levels due to the downturn experienced in the second half of 2008 and first quarter of 2009.

Mortgage banking income remained higher than historical levels in the second quarter of 2009, due mostly to customers taking advantage of opportunities offered by the secondary market to refinance existing loans.  Compared to the first quarter of 2009, residential mortgage refinancing activity moderated, as long-term mortgage rates rose slightly during the second quarter.  Through six months of 2009, Peoples’ secondary market loan production has been stronger than the same period in 2008, with over $65 million of residential real estate loans sold to the secondary market, compared to $21 million during the same period in 2008.

Electronic banking income is comprised mostly of revenue generated from customers using debit cards.  During the second quarter of 2009, Peoples’ customers used their debit cards to complete $71 million of transactions versus $68 million in the first quarter of 2009 and $70 million in the second quarter of 2008.  On a year-to-date basis, debit card transactions totaled $139 million through June 30, 2009, up 4% over the $133 million completed in the first half of 2008.  At June 30, 2009, Peoples had 41,149 deposit relationships with debit cards, or 58% of all eligible deposit accounts, compared to 39,279 relationships, or 57% of eligible accounts, at year-end 2008 and 40,761 relationships, or 59% of eligible accounts at June 30, 2008.

Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for approximately 50% of total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2009	2009	2008	2009	2008
Base salaries and wages	$ 5,106	$ 5,061	$ 5,062	$ 10,167	$ 10,086
Sales-based and incentive compensation	1,066	922	823	1,988	2,046
Employee benefits	1,216	1,240	1,024	2,456	2,021
Stock-based compensation	35	43	107	78	359
Deferred personnel costs	(439)	(339)	(609)	(778)	(1,130)
Payroll taxes and other employment costs	515	597	499	1,112	1,084
Total salaries and employee benefit costs	$ 7,499	$ 7,524	$ 6,906	$ 15,023	$ 14,466

Full-time equivalent employees:
Actual at end of period	548	547	554	548	554
Average during the period	545	546	556	545	556

Second quarter 2009 base salaries and wages remained comparable to prior periods, largely attributable to Peoples limiting management salary increases in 2009.  Sales-based and incentive compensation increased on a linked quarter basis due mostly to higher insurance sales, while the year-over-year increase for the three months ended June 30, 2009, was largely attributable to accruals associated with Peoples’ annual incentive award plan, which is tied, in part, to corporate results.  Employee benefit costs, although slightly lower than the first quarter of 2009, remained higher than the prior year periods from the continued increases in employee medical benefit costs, coupled with modestly higher pension expense.

Stock-based compensation is generally recognized over the vesting period, typically ranging from 6 months to 3 years, although Peoples must immediately recognize the entire expense for awards to employees who are eligible for retirement at the grant date.  The majority of Peoples’ stock-based compensation expense is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter and based upon the company achieving certain performance goals during the prior year.  Through June 30, 2009, Peoples did not grant any equity-based awards to employees and non-employee directors.  As a result, the stock-based compensation expense recognized through six months of 2009 was attributable to equity-based awards granted in prior years.  In comparison, stock-based compensation for the first six months of 2008 included $127,000 of additional expense for annual incentive awards made in February 2008 to employees who were eligible for retirement on the grant date.

Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered direct loan origination costs.  These costs are recognized over the life of the loan through interest income as a yield adjustment.  During 2009, slower commercial loan originations as a result of recessionary economic conditions have resulted in lower deferred costs compared to the same periods in 2008.

Second quarter 2009 FDIC insurance expense was higher than prior periods, due largely to the impact of the special assessment imposed on all banks.  The remainder of the linked quarter increase was attributed to higher base assessment rates, while second quarter 2008 FDIC insurance expense was reduced by the utilization of a one-time credit received in 2007.  This credit was fully consumed in the fourth quarter of 2008.  For the final two quarters of 2009, management expects the base amount of Peoples’ quarterly FDIC insurance expense to be approximately $0.7 million per quarter.  The FDIC has indicated the possibility of imposing additional special assessments on all insured institutions similar to the one levied in the second quarter of 2009.  Such special assessments, if imposed, could materially increase the total FDIC insurance expense recognized.

Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2009	2009	2008	2009	2008
Depreciation	$ 534	$ 516	$ 550	$ 1,050	$ 1,076
Repairs and maintenance costs	390	390	360	780	732
Net rent expense	194	200	157	394	332
Property taxes, utilities and other costs	378	366	332	744	685
Total net occupancy and equipment expense	$ 1,496	$ 1,472	$ 1,399	$ 2,968	$ 2,825

Professional fees expense for the three and six months ended June 30, 2009 were substantially higher than amounts for the same periods in 2008, due mainly to increased utilization of external legal services attributable to higher levels of under performing loans.  Contributing to the year-to-date increase were legal and consulting fees incurred in the first quarter of 2009 associated with the TARP Capital Investment and preparation of proxy materials for the Special Meeting of Shareholders and Annual Meeting of Shareholders.

Electronic banking expense decreased in the second quarter of 2009, compared to both the prior quarter and second quarter of 2008.  A major driver of these declines was a reduction in bankcard processing costs, due to a one-time discount from Peoples changing its card network membership.  Electronic banking expense increased 12% on a year-to-date basis, due to a combination of a higher level of losses from fraudulent bankcard activity and costs associated with Peoples’ internet banking services.

Income Tax Expense
For the six months ended June 30, 2009, Peoples’ effective tax rate was 23.0%, which represents management’s current estimate for the full year 2009 and a decrease from 26.0% through six months of 2008.  The lower pre-tax income in the first half of 2009 versus a year ago was the key driver of the reduction in Peoples’ effective tax rate.

FINANCIAL CONDITION

Cash and Cash Equivalents
Total cash and cash equivalents decreased $21.9 million in the second quarter of 2009, to $75.5 million at June 30, 2009.  The decrease was the result of a planned reduction in non-core deposit balances and repayment of wholesale borrowings using short-term assets.  In the first half of 2009, Peoples held excess cash reserves at the Federal Reserve Bank rather than Federal Funds sold due to more favorable current short-term interest rates.  These excess reserves, included in interest-bearing deposits in other banks on the Consolidated Balance Sheets, totaled $39.5 million and $45.0 million at June 30 and March 31, 2009, respectively.  No excess reserves were maintained in prior periods.

Through six months of 2009, total cash and cash equivalents increased $39.9 million.  Peoples’ financing activities provided net cash of $19.0 million, as management used $80.2 million of funds generated from net deposit growth and the TARP Capital Investment to reduce short-term borrowings by $50.4 million.  Cash flow from investing activities totaled $10.1 million, comprised of proceeds from sales, maturities, calls and principal payments on investment securities that exceeded purchases of new investment securities during the quarter, while operating activities generated net cash of $10.7 million for the six months ended June 30, 2009.

In comparison, cash and cash equivalents increased $1.3 million during the first six months of 2008.  Financing activities provided $19.0 million and operating activities provided net cash of $17.9 million, of which $35.5 million was used in investing activities.  Cash from financing activities was due mostly to additional long-term borrowings, as net deposit growth of $94.6 million allowed Peoples to reduce short-term borrowings by $93.2 million.  Purchases of new investment securities during the six months ended June 30, 2008, exceeded the cash flows from sales, maturities, calls and principal payments during the same period and accounted for most of the cash used in investing activities.

Further information regarding the management of Peoples’ liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
The following table details Peoples’ available-for-sale investment portfolio, at fair value:

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2009	2009	2008	2008
Available-for-sale investment securities, at fair value:
Obligations of U.S. Treasury and
government agencies	$ 86	$ 171	$ 176	$ 191
Obligations of U.S. government sponsored agencies	8,143	8,339	8,442	34,815
Obligations of states and political subdivisions	65,953	70,092	68,930	65,389
Residential mortgage-backed securities	506,939	499,210	507,666	411,852
Commercial mortgage-backed securities	35,303	30,037	25,952	9,558
U.S. government-backed student loan pools	55,657	53,887	48,520	20,650
Bank-issued trust preferred securities	16,229	15,206	17,888	22,232
Collateralized debt obligations	1,863	2,810	4,422	8,035
Equity securities	3,599	2,064	2,761	3,485
Total available-for-sale investment securities	$ 693,772	$ 681,816	$ 684,757	$ 576,207
Total amortized cost	$ 689,540	$ 689,337	$ 696,855	$ 577,436
Net unrealized gain (loss)	$ 4,232	$ (7,521)	$ (12,098)	$ (1,229)

Overall, the size and composition of the investment portfolio remained fairly consistent with year-end 2008.  However, throughout 2008, management grew the investment portfolio to manage interest income and liquidity levels in response to lower loan balances caused by commercial loan payoffs and charge-offs, and significant deposit growth.  Management also took action to reduce credit and interest rate exposures in Peoples’ investment portfolio, which accounted for much of the change in the investment portfolio composition since June 30, 2008.

A significant portion of Peoples’ residential and commercial mortgage-backed securities are comprised of securities either guaranteed by the U.S. government or issued by U.S. government-sponsored agencies, such as Fannie Mae and Freddie Mac.  The remaining portion of Peoples’ mortgage-backed securities consists of securities issued by other entities, including other financial institutions, which are not guaranteed by the U.S. government.  The amount of these “non-agency” securities included in the residential and commercial mortgage-backed securities totals above were as follows:

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2009	2009	2008	2008
Residential	$ 178,545	$ 196,452	$ 192,133	$ 123,512
Commercial	35,303	30,037	25,952	9,558
Total fair value	$ 213,848	$ 226,489	$ 218,085	$ 133,070
Total amortized cost	$ 220,535	$ 237,007	$ 231,153	$ 138,596
Net unrealized loss	$ (6,687)	$ (10,518)	$ (13,068)	$ (5,526)

The non-agency portfolio consists entirely of first lien residential and commercial mortgages and all securities are rated AAA or equivalent by Moody’s, Standard & Poor’s or Fitch.  Approximately 96% of the portfolio was 2003 or earlier originations and 99% of the portfolio consists of underlying fixed-rate mortgages.

Over the last twelve months, the fair value of the available-for-sale investment portfolio has fluctuated as the result of conditions in the financial markets.  Management performed its quarterly evaluation of all investment securities with an unrealized loss at June 30, 2009, and concluded no material individual securities were other-than-temporarily impaired.

Loans
The following table details total outstanding loans:

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2009	2009	2008	2008
Loan balances:
Commercial, mortgage	$ 504,826	$ 498,395	$ 478,298	$ 499,043
Commercial, other	173,136	174,660	178,834	186,346
Real estate, mortgage	216,280	224,843	231,778	234,870
Real estate, construction	54,446	62,887	77,917	53,170
Home equity lines of credit	48,301	47,454	47,635	44,595
Consumer	95,161	90,741	87,902	83,605
Deposit account overdrafts	2,016	1,930	1,668	3,223
Total loans	$1,094,166	$1,100,910	$1,104,032	$1,104,852

Percent of loans to total loans:
Commercial, mortgage	46.1%	45.3%	43.3%	45.2%
Commercial, other	15.8%	15.9%	16.2%	16.9%
Real estate, mortgage	19.8%	20.4%	21.0%	21.3%
Real estate, construction	5.0%	5.7%	7.1%	4.8%
Home equity lines of credit	4.4%	4.3%	4.3%	4.0%
Consumer	8.7%	8.2%	7.9%	7.5%
Deposit account overdrafts	0.2%	0.2%	0.2%	0.3%
Total percentage	100.0%	100.0%	100.0%	100.0%

During the second quarter of 2009, new loan production was slightly higher than a year ago, although total loan balances continue to be impacted by write-downs on impaired loans and declines in residential real estate loans as more loans were sold to the secondary market.  Depressed conditions in the commercial real estate market and general economy continued to impact commercial lending activity.  Much of the increase in commercial real estate loan balances during the first half of 2009 was attributable to construction loans being converted to permanent mortgage financing upon the completion of construction projects.

Peoples also experienced additional consumer loan growth during the second quarter of 2009, due mainly to the efforts in its indirect lending area.  Residential real estate loan balances continue to be impacted by customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with the servicing rights retained.  Peoples’ serviced real estate loan portfolio totaled $213.3 million at June 30, 2009, compared to $199.6 million at March 31, 2009 and $181.4 million at year-end 2008.

Loan Concentration
Peoples’ largest industrial concentration of loans consists of credits to borrowers in the lodging and lodging related industry, with total outstanding balances of $66.4 million at June 30, 2009 and $60.5 million at December 31, 2008.  Loans to borrowers in the assisted living facilities and nursing home industry also represent a significant portion of Peoples’ commercial real estate loans.  Total outstanding balances of these loans were $53.9 million at June 30, 2009 and $54.9 million at December 31, 2008.  These credits were subjected to Peoples’ normal commercial underwriting standards, which include an evaluation of the financial strength, industry expertise and experience of the borrowers and principals in these business relationships.

Peoples’ commercial lending activities continue to focus on lending opportunities inside its primary market areas, with loans outside Peoples’ primary market areas comprising approximately 10% of total outstanding loan balances, at both June 30, 2009 and December 31, 2008.  The majority of those out-of-market loans are located in Ohio, West Virginia and Kentucky, with total outstanding balances of $84.5 million and $76.6 million at June 30, 2009 and year-end 2008, respectively.  In all other states, the aggregate outstanding balance in the state was less than $5 million, except Arizona and Florida, which had outstanding balances of $7.4 million and $7.1 million, respectively, at June 30, 2009.  The Arizona and Florida loans were generated primarily through existing central Ohio-based client relationships.

Allowance for Loan Losses
The amount of the allowance for loan losses for the various loan types represents management’s estimate of expected losses from existing loans.  These estimates are based upon the formal quarterly analysis of the loan portfolio.  While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.  The following details the allocation of the allowance for loan losses:

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2009	2009	2008	2008
Commercial	$ 20,087	$ 20,913	$ 19,757	$ 12,415
Real estate	1,281	1,428	1,414	1,339
Consumer	1,465	1,389	1,315	1,229
Overdrafts	318	346	445	246
Total allowance for loan losses	$ 23,151	$ 24,076	$ 22,931	$ 15,229
As a percentage of total loans	2.12%	2.19%	2.08%	1.38%

The significant allocation of the allowance to commercial loans reflects the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio.  The elevated level of charge-offs in recent quarters, coupled with the continued distressed economic conditions, were major drivers of the higher commercial loan allocation since June 30, 2008.  The allowance allocated to the real estate and consumer loan categories is based upon Peoples’ allowance methodology for homogeneous pools of loans.  The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and changes in loan balances in each category.

The following table presents changes in Peoples’ allowance for loan losses:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2009	2009	2008	2009	2008
Allowance for loan losses:
Allowance for loan losses, beginning of period	$ 24,076	$ 22,931	$ 15,953	$ 22,931	$ 15,718
Gross charge-offs:
Commercial	5,892	2,549	6,989	8,441	8,007
Real estate	355	234	316	590	494
Consumer	410	214	212	623	445
Overdrafts	329	301	203	630	412
Total gross charge-offs	6,986	3,298	7,720	10,284	9,358
Recoveries:
Commercial	1,015	81	89	1,096	245
Real estate	84	48	22	132	40
Consumer	160	112	65	273	205
Overdrafts	68	139	55	206	177
Total recoveries	1,327	380	231	1,707	667
Net charge-offs:
Commercial	4,877	2,468	6,900	7,345	7,762
Real estate	271	186	294	458	454
Consumer	250	102	147	350	240
Overdrafts	261	162	148	424	235
Total net charge-offs	5,659	2,918	7,489	8,577	8,691
Provision for loan losses	4,734	4,063	6,765	8,797	8,202
Allowance for loan losses, end of period	$ 23,151	$ 24,076	$ 15,229	$ 23,151	$ 15,229
Ratio of net charge-offs to average loans:
Commercial	1.77%	0.90%	2.49%	1.34%	1.40%
Real estate	0.10%	0.07%	0.11%	0.08%	0.08%
Consumer	0.09%	0.04%	0.05%	0.06%	0.05%
Overdrafts	0.09%	0.06%	0.05%	0.08%	0.04%
Total ratio of net charge-offs to average loans	2.05%	1.07%	2.70%	1.56%	1.57%

Second quarter 2009 gross charge-offs were impacted by losses totaling approximately $3.4 million on four relationships, the majority of which were specifically reserved for in prior quarters through the allowance for loan losses.  In addition, costs associated with the workout of three impaired commercial relationships resulted in charge-offs of $2.0 million from the loans being written down to the estimated net realizable value of the collateral.  These losses were partially offset by a $1.0 million recovery on a single impaired commercial relationship.  In comparison, second quarter 2008 charge-offs included a $6.4 million charge-down of a single $12.6 million impaired commercial real estate loan identified during the quarter.

The combination of increased unemployment and depressed commercial real estate values in certain markets continue to adversely affect Peoples’ asset quality, as reflected by a modest 5% increase in nonperforming assets in the second quarter of 2009.  However, total nonperforming assets were lower than prior-year end.  The following table details Peoples’ nonperforming assets:

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2009	2009	2008	2008
Loans 90+ days past due and accruing	$ 242	$ 41	$ –	$ 290
Nonaccrual loans	40,460	38,535	41,320	20,910
Total nonperforming loans	40,702	38,576	41,320	21,200
Other real estate owned	163	265	525	411
Total nonperforming assets	$ 40,865	$ 38,841	$ 41,845	$ 21,611
Nonperforming loans as a percent of total loans	3.72%	3.50%	3.74%	1.92%
Nonperforming assets as a percent of total assets	2.00%	1.89%	2.09%	1.13%
Allowance for loan losses as a percent of
nonperforming loans	56.9%	62.4%	55.5%	71.8%

Peoples’ nonaccrual loans continue to be comprised almost entirely of commercial real estate loans, primarily non-owner occupied commercial properties and real estate development projects.  During the second quarter of 2009, Peoples placed commercial real estate loans to four unrelated borrowers on nonaccrual status, with loan balances totaling $6.8 million at June 30, 2009.  These loans are all secured by non-owner occupied commercial properties, with $4.5 million located in Ohio and the remaining $2.3 million located in Arizona.  This increase in nonaccrual loans in the second quarter of 2009 was tempered by charge-downs and payments on other nonaccrual loans during the quarter.  Several of the nonperforming loans have been charged down to the estimated net realizable fair value of the underlying collateral, resulting in a lower allowance for loan losses to nonperforming loans ratios compared to historical levels.

Certain nonaccrual loans are not considered impaired and evaluated individually by Peoples.  These loans consist primarily of smaller balance homogenous consumer and residential real estate loans that are collectively evaluated for impairment.  These loans totaled $1.5 million at June 30, 2009, $1.8 million at December 31, 2008, and $2.1 million at June 30, 2008.  The following tables summarize loans classified as impaired:

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2009	2009	2008	2008
Impaired loans with an allocated allowance for loan losses	$ 6,714	$ 10,518	$ 11,504	$ 10,867
Impaired loans with no allocated allowance for loan losses	32,579	28,166	28,146	11,383
Total impaired loans	$ 39,293	$ 38,684	$ 39,650	$ 22,250
Allowance for loan losses allocated to impaired loans	$ 2,600	$ 4,365	$ 4,340	$ 1,591

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Average investment in impaired loans	$ 38,988	$ 20,938	$ 39,209	$ 18,262
Interest income recognized on impaired loans	$ 2	$ 227	$ 19	$ 317

Peoples has not allocated a portion of the allowance for loan losses to certain impaired loans because those loans either have been written-down previously to the amount expected to be collected or possess characteristics indicative of Peoples’ ability to collect the remaining outstanding principal from the sale of collateral and/or enforcement of guarantees by the principals.

Overall, management believes the allowance for loan losses was adequate at June 30, 2009, based on all significant information currently available.  Still, there can be no assurance that the allowance for loan losses will be adequate to cover future losses or that the amount of nonperforming loans will remain at current levels, especially considering the current economic uncertainty that exists and the concentration of commercial loans in Peoples’ loan portfolio.

Deposits
The following table details Peoples’ deposit balances:

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2009	2009	2008	2008
Retail certificates of deposit	$ 596,713	$ 637,125	$ 626,195	$ 557,406
Money market deposit accounts	228,963	227,840	213,498	172,048
Interest-bearing demand accounts	206,866	214,922	187,100	202,063
Savings accounts	129,614	125,985	115,419	116,485
Total retail interest-bearing deposits	1,162,156	1,205,872	1,142,212	1,048,002
Brokered certificates of deposits	45,862	24,965	44,116	39,781
Total interest-bearing deposits	1,208,018	1,230,837	1,186,328	1,087,783
Non-interest-bearing deposits	199,572	190,754	180,040	193,265
Total deposit balances	$ 1,407,590	$ 1,421,591	$ 1,366,368	$ 1,281,048

During 2008, Peoples attracted nearly $108 million of retail certificates of deposits (“CDs”) from customers outside Peoples’ primary market areas, as an alternative to brokered deposits and other high-cost wholesale funding.  Considering the continued growth in low-cost and non-interest-bearing core deposits, management decided to reduce the amount of these higher-cost , non-core deposits during the second quarter of 2009.  This action accounted for $31.3 million of the $40.4 million decrease in retail CDs since March 31, 2009.  Savings and money market balances experienced additional growth in the second quarter of 2009, largely attributable to customer preference.  Non-interest-bearing deposits increased 5% during the second quarter and 11% on a year-to-date basis, primarily reflecting higher commercial balances.

Growth in retail deposit balances during the first quarter of 2009 allowed Peoples to reduce brokered deposits.  However, in the second quarter of 2009, management issued additional brokered deposits to extend duration at favorable long-term interest rates.  Management may utilize brokered deposits in the future instead of other wholesale funding sources, especially those sources that require Peoples to pledge assets as collateral, depending on funding needs.

Borrowed Funds
The following details Peoples’ short-term and long-term borrowings:

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2009	2009	2008	2008
Short-term borrowings:
FHLB advances	$ –	$ –	$ 30,000	$ 102,500
Retail repurchase agreements	48,464	50,027	54,452	26,870
Other short-term borrowings	–	–	14,400	–
Total short-term borrowings	48,464	50,027	98,852	129,370

Long-term borrowings:
FHLB advances	142,533	152,932	148,297	103,885
National market repurchase agreements	160,000	160,000	160,000	150,000
Total long-term borrowings	302,533	312,932	308,297	253,885
Subordinated notes held by subsidiary trust	22,513	22,504	22,495	22,478
Total borrowed funds	$ 373,510	$ 385,463	$ 429,644	$ 405,733

In the first half of 2009, funds generated from retail deposit growth and the TARP Capital Investment allowed Peoples to reduce wholesale borrowings, including the elimination of overnight wholesale borrowings, which totaled $44.4 million at December 31, 2008.  The amount of retail repurchase agreements has increased since June 30, 2008, due primarily to a single commercial customer moving funds from money market deposits to an overnight repurchase agreement late in the third quarter of 2008, while management’s interest rate management strategies have resulted in a higher level of long-term borrowings compared to June 30, 2008.  The level and composition of borrowed funds may change in future quarters, as management will continue to use a combination of short-term and long-term borrowings to manage the interest rate risk of the balance sheet.

Capital/Stockholders’ Equity
During the second quarter of 2009, Peoples declared a cash dividend of $0.23 per common share, consistent with recent quarters.  Peoples’ ability to maintain its current dividend rate reflects actions taken to preserve the strong capital positions of Peoples and Peoples Bank, which remained substantially above amounts needed to be considered well-capitalized by banking regulations.  Through six months of 2009, Peoples’ dividend payout ratio was 77.6% versus 61.5% for the first six months of 2008, due to lower earnings in the first half of 2009.

Peoples’ ability to increase its quarterly common dividend in future periods, from its current rate of $0.23 per share, is restricted as the result of participating in the TARP Capital Purchase Program.  In addition, Peoples’ ability to pay dividends, even when sufficient cash is available, is subject to the restrictions and limitations disclosed in Peoples’ 2008 Form 10-K.

At June 30, 2009, Peoples’ tangible capital ratio, defined as tangible equity as a percentage of tangible assets, was 8.74%, versus 8.24% at March 31, 2009 and 6.21% at year-end 2008, while tangible common equity to tangible assets was 6.78%, 6.31% and 6.21%, respectively.  The higher tangible capital ratio since year-end 2008 reflects the impact of the TARP Capital Investment, while the increase in both ratios during the second quarter of 2009 was largely attributed to the increase in equity from improvement in fair value of investment securities.  In addition, the regulatory capital ratios for both Peoples and Peoples Bank improved from already healthy levels, due to the TARP Capital Investment, and remain well above the minimum ratios required by banking regulations to be considered well-capitalized institutions.

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

The following table illustrates the estimated impact of an immediate and sustained change in interest rates (dollars in thousands):

Increase in	Estimated Increase (Decrease)				Estimated Increase (Decrease)
Interest Rate	in Net Interest Income				in Economic Value of Equity
(in Basis Points)	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
300	$ 3,388	5.5%	$ (1,713)	(2.9)%	$ 10,257	3.7%	$ (5,386)	(2.4)%
200	1,666	2.7%	(418)	(0.7)%	9,292	3.3%	(1,048)	(0.5)%
100	391	0.6%	84	0.1%	6,040	2.2%	2,946	1.3%

This table uses a standard, parallel shock analysis for assessing the IRR to net interest income and the economic value of equity.  A parallel shock means all points on the yield curve (one year, two year, three year, etc.) are directionally shocked the same amount of basis points (100 basis points equal to 1%).  While management regularly assesses the impact of both increasing and decreasing interest rates, the table above only reflects the impact of upward shocks due the fact a downward parallel shock of 100 basis points or more is not possible given that some short-term rates are currently less than 1%.  Although a parallel shock table can give insight into the current direction and magnitude of IRR inherent in the balance sheet, interest rates do not always move in a complete parallel manner during interest rate cycles.  These nonparallel movements in interest rates, commonly called yield curve steepening or flattening movements, tend to occur during the beginning and end of an interest rate cycle.  As a result, management conducts more advanced interest rate shock scenarios to gain a better understanding of Peoples’ exposure to nonparallel rate shifts.

During the second quarter of 2009, management maintained the asset sensitive position of the balance sheet that existed in the first quarter of 2009.  The short duration of the investment portfolio held constant as management selectively extended maturities on the liability side of the balance sheet by issuing brokered CDs with maturities of five years or longer.  The ALCO will continue to monitor Peoples’ overall IRR position and take appropriate actions, when necessary, to preserve the current balance sheet risk position and minimize the impact of changes in interest rates on future earnings.

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

At June 30, 2009, Peoples had available borrowing capacity through its wholesale funding sources and unpledged investment securities totaling approximately $158 million that can be used to satisfy liquidity needs, up from $124 million at year-end 2008.  This liquidity position excludes the $39 million excess cash reserves being held at the Federal Reserve Bank and the impact of Peoples’ ability to obtain additional funding by either offering higher rates on retail deposits or issuing additional brokered deposits.  Management believes the current balance of cash and cash equivalents and anticipated cash flows from the investment portfolio, along with the availability of other funding sources, will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.

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

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2009	2009	2008	2008
Home equity lines of credit	$ 42,046	$ 42,282	$ 40,909	$ 40,332
Unadvanced construction loans	25,412	33,049	49,615	74,672
Other loan commitments	98,532	101,565	110,670	138,485
Loan commitments	165,990	176,896	201,194	253,489

Standby letters of credit	$ 46,762	$ 46,758	$ 46,788	$ 45,526

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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of June 30, 2009.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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

Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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

Increases in FDIC Insurance Premiums May Have a Material Adverse Affect on Peoples’ Earnings.
During 2008 and continuing in 2009, higher levels of bank failures have dramatically increased resolution costs of the Federal Deposit Insurance Corporation (“FDIC”) and depleted the Deposit Insurance Fund.  In addition, the FDIC instituted two temporary programs in 2008 to further insure customer deposits at FDIC-member banks through December 31, 2009: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and non-interest bearing transactional accounts are fully insured (unlimited coverage).  These programs have placed additional stress on the Deposit Insurance Fund.  On May 20, 2009, the FDIC extended the $250,000 per customer insurance limit through December 31, 2013.  On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all accounts except for certain retirement accounts which will remain insured up to $250,000 per depositor.

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

On May 22, 2009, the FDIC Board of Directors adopted a final rule that imposed a special assessment on all insured depository institutions, which will be collected on September 30, 2009.  The final rule also permits the FDIC to impose additional special assessments after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance.  The latest possible date for imposing additional special assessments under the final rule would be December 31, 2009, with collection on March 30, 2010.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended June 30, 2009:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2009	4,086	(2)	$ 14.46	(2)	–	–
May 1 – 31, 2009	572	(2)	$ 15.71	(2)	–	–
June 1 – 30, 2009	1,064	(2)	$ 15.77	(2)	–	–
Total	5,722		$ 14.83		–	–

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Peoples is a participant in the Capital Purchase Program (the “CPP”).  The CPP is a component program of the Troubled Assets Relief Program (the “TARP”) established by the United States Department of the Treasury (the “Treasury”) pursuant to the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The EESA required that Peoples establish and comply with certain compensation standards applicable to its Senior Executive Officers (as defined in the Securities Purchase Agreement – Standard Terms attached to the Letter Agreement, dated January 30, 2009, between Peoples and the Treasury).  Each of Mark F. Bradley, Peoples’ President and Chief Executive Officer; Edward G. Sloane, Peoples’ Executive Vice President, Chief Financial Officer and Treasurer; Deborah K. Hill, Peoples’ Executive Vice President, Consumer and Business Financial Services; Carol A. Schneeberger, Peoples’ Executive Vice President, Operations; David T. Wesel, Peoples’ Executive Vice President, Investment and Insurance Services; and Joseph S. Yazombek, Peoples’ Executive Vice President, Chief Lending Officer  -- Peoples’ Senior Executive Officers as well as its executive officers -- entered into a letter agreement under dates during the period from January 22, 2009 through January 25, 2009, which became effective with the January 30, 2009 closing of the transactions pursuant to which Peoples became a participant in the CPP (the “Prior SEO Agreements”).  The Prior SEO Agreements were included as Exhibits 10.2(a), 10.2(b), 10.2(c), 10.2(d), 10.2(e) and 10.2(f) to Peoples’ Current Report on Form 8-K dated and filed on February 2, 2009.

The American Recovery and Reinvestment Act of 2009 (the “ARRA”) amended and replaced the executive compensation standards contained in the EESA in their entirety and directed the Secretary of the Treasury to establish additional executive compensation and corporate governance standards applicable to TARP recipients, including Peoples, and makes these standards applicable to both Senior Executive Officers and certain Most Highly-Compensated Employees (as defined in the Interim Final Rule (defined below)).  On June 15, 2009, the Secretary of the Treasury established these standards by promulgating an Interim Final Rule under 31 C.F.R. Part 30 (the “Interim Final Rule”).  The EESA executive compensation standards, as amended and replaced by the ARRA, and the Interim Final Rule are collectively referred to as the “TARP Compensation Standards.”

Each of Mark F. Bradley, Edward G. Sloane, Deborah K. Hill, Carol A. Schneeberger, David T. Wesel and Joseph S. Yazombek has entered into a Letter Agreement, dated July 22, 2009 (each, a “New SEO Agreement”) with Peoples evidencing his or her intent to comply with the TARP Compensation Standards.  Each New SEO Agreement supersedes and replaces the Prior SEO Agreement between the relevant individual and Peoples.

If during any fiscal year of Peoples that is a TARP Period (as defined below), an individual party to a New SEO Agreement is among Peoples’ five Most Highly-Compensated Employees (as determined under the TARP Compensation Standards), the aggregate amount to which such individual is entitled under Peoples’ annual and/or long-term incentive plans or, if less, one-third of the individual’s Annual Compensation (as defined in the TARP Compensation Standards), for such fiscal year will be granted in the form of Long-Term Restricted Stock (as defined in the TARP Compensation Standards) granted pursuant to Peoples’ Amended and Restated 2006 Equity Plan (the “Plan”), subject to the terms of the Plan.   Any Long-Term Restricted Stock granted in accordance with the terms of a New SEO Agreement will be subject to the applicable TARP Compensation Standards, valued in accordance with the TARP Compensation Standards and subject to such other terms and conditions as Peoples may impose as set forth in the associated award agreement that are not inconsistent with the TARP Compensation Standards.

Nothing in the New SEO Agreements is intended to be construed as prohibiting Peoples from making any Bonus Payment (as defined in the TARP Compensation Standards) to the extent not inconsistent with the TARP Compensation Standards.

Each New SEO Agreement will remain in effect for the period during which any obligation arising from financial assistance received by Peoples under the TARP remains outstanding, except any period during which the Treasury only holds warrants to purchase Peoples common shares (the “TARP Period”).

The New SEO Agreements are included as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 to this Quarterly Report on Form 10-Q and are incorporated herein by this reference.  The foregoing summary of the New SEO Agreements is qualified in its entirety by reference thereto.

ITEM 6. EXHIBITS

The exhibits required to be filed with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 40.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date: July 23, 2009	By: /s/	MARK F. BRADLEY
Mark F. Bradley
President and Chief Executive Officer

Date: July 23, 2009	By: /s/	EDWARD G, SLOANE
Edward G. Sloane
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

10.1
Letter Agreement, dated July 22, 2009, between Peoples Bancorp Inc. and Mark F. Bradley [NOTE: Supersedes Letter Agreement between Peoples Bancorp Inc. and Mark F. Bradley, executed on behalf of Peoples Bancorp Inc. on January 23, 2009 and by Mark F. Bradley on January 23, 2009 and effective January 30, 2009, which was previously filed as Exhibit 10.2(a) to Peoples Bancorp Inc.’s Current Report on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772) (“Peoples’ February 2, 2009 Form 8-K”)]
Filed herewith

10.2
Letter Agreement, dated July 22, 2009, between Peoples Bancorp Inc. and Edward G. Sloane [NOTE: Supersedes Letter Agreement between Peoples Bancorp Inc. and Edward G. Sloane, executed on behalf of Peoples Bancorp Inc. on January 22, 2009 and by Edward G. Sloane on January 22, 2009 and effective January 30, 2009, which was previously filed as Exhibit 10.2(b) to Peoples’ February 2, 2009 Form 8-K]
Filed herewith

10.3
Letter Agreement, dated July 22, 2009, between Peoples Bancorp Inc. and Deborah K. Hill [NOTE: Supersedes Letter Agreement between Peoples Bancorp Inc. and Deborah K. Hill, executed on behalf of Peoples Bancorp Inc. on January 22, 2009 and by Deborah K. Hill on January 22, 2009 and effective January 30, 2009, which was previously filed as Exhibit 10.2(c) to Peoples’ February 2, 2009 Form 8-K]
Filed herewith

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

Exhibit Number	Description	Exhibit Location

10.4
Letter Agreement, dated July 22, 2009, between Peoples Bancorp Inc. and Carol A. Schneeberger [NOTE: Supersedes Letter Agreement between Peoples Bancorp Inc. and Carol A. Schneeberger, executed on behalf of Peoples Bancorp Inc. on January 23, 2009 and by Carol A. Schneeberger on January 23, 2009 and effective January 30, 2009, which was previously filed as Exhibit 10.2(d) to Peoples’ February 2, 2009 Form 8-K]
Filed herewith

10.5
Letter Agreement, dated July 22, 2009, between Peoples Bancorp Inc. and David T. Wesel [NOTE: Supersedes Letter Agreement between Peoples Bancorp Inc. and David T. Wesel, executed on behalf of Peoples Bancorp Inc. on January 23, 2009 and by David T. Wesel on January 25, 2009 and effective January 30, 2009, which was previously filed as Exhibit 10.2(e) to Peoples’ February 2, 2009 Form 8-K]
Filed herewith

10.6
Letter Agreement, dated July 22, 2009, between Peoples Bancorp Inc. and Joseph S. Yazombek [NOTE: Supersedes Letter Agreement between Peoples Bancorp Inc. and Joseph S. Yazombek, executed on behalf of Peoples Bancorp Inc. on January 23, 2009 and by Joseph S. Yazombek on January 23, 2009 and effective January 30, 2009, which was previously filed as Exhibit 10.2(f) to Peoples’ February 2, 2009 Form 8-K]
Filed herewith

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