Form 10-Q
period 2009-09-30
PEOPLES BANCORP INC
filed 2009-10-23
CIK 318300

For printer-friendly version click here
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,480,835 common shares, without par value, at October 21, 2009.

As used in this Quarterly Report on Form 10-Q (“Form 10-Q”), “Peoples” refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, Peoples Bancorp Inc.
PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Assets
Cash and cash equivalents:
Cash and due from banks	$ 29,699	$ 34,389
Interest-bearing deposits in other banks	11,999	1,209
Total cash and cash equivalents	41,698	35,598

Available-for-sale investment securities, at fair value (amortized cost of
$704,388 at September 30, 2009 and $696,855 at December 31, 2008)	725,898	684,757
Other investment securities, at cost	24,356	23,996
Total investment securities	750,254	708,753

Loans, net of deferred fees and costs	1,068,039	1,104,032
Allowance for loan losses	(26,249)	(22,931)
Net loans	1,041,790	1,081,101

Loans held for sale	2,591	791
Bank premises and equipment, net	24,952	25,111
Bank owned life insurance	52,679	51,873
Goodwill	62,520	62,520
Other intangible assets	3,285	3,886
Other assets	24,985	32,705
Total assets	$ 2,004,754	$ 2,002,338

Liabilities
Deposits:
Non-interest-bearing	$ 187,011	$ 180,040
Interest-bearing	1,206,564	1,186,328
Total deposits	1,393,575	1,366,368

Short-term borrowings	48,344	98,852
Long-term borrowings	277,085	308,297
Junior subordinated notes held by subsidiary trust	22,522	22,495
Accrued expenses and other liabilities	18,865	19,700
Total liabilities	1,760,391	1,815,712

Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, 39,000 shares
issued at September 30, 2009, and no shares issued at December 31, 2008	38,518	–
Common stock, no par value, 24,000,000 shares authorized,
11,023,079 shares issued at September 30, 2009 and 10,975,364 shares
issued at December 31, 2008, including shares in treasury	166,090	164,716
Retained earnings	46,576	50,512
Accumulated comprehensive income (loss), net of deferred income taxes	9,638	(12,288)
Treasury stock, at cost, 651,722 shares at September 30, 2009 and
641,480 shares at December 31, 2008	(16,459)	(16,314)
Total stockholders’ equity	244,363	186,626
Total liabilities and stockholders’ equity	$ 2,004,754	$ 2,002,338

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008
Interest Income:
Interest and fees on loans	$ 16,053	$ 18,027	$ 49,021	$ 56,805
Interest and dividends on taxable investment securities	8,716	7,361	26,321	20,929
Interest on tax-exempt investment securities	682	663	2,147	2,115
Other interest income	21	12	62	61
Total interest income	25,472	26,063	77,551	79,910
Interest Expense:
Interest on deposits	6,490	7,458	20,052	23,704
Interest on short-term borrowings	111	689	388	3,006
Interest on long-term borrowings	2,907	2,819	9,200	7,957
Interest on junior subordinated notes held by subsidiary trust	495	495	1,485	1,481
Total interest expense	10,003	11,461	31,125	36,148
Net interest income	15,469	14,602	46,426	43,762
Provision for loan losses	10,168	5,996	18,965	14,198
Net interest income after provision for loan losses	5,301	8,606	27,461	29,564

Gross impairment losses	(6,395)	–	(6,395)	(260)
Less: Non-credit losses included in other comprehensive income	(465)	–	(465)	–
Net impairment losses	(5,930)	–	(5,930)	(260)

Other Income:
Deposit account service charges	2,703	2,761	7,718	7,431
Insurance income	2,228	2,439	7,378	7,701
Trust and investment income	1,189	1,266	3,484	3,915
Electronic banking income	986	994	2,929	2,925
Mortgage banking income	276	104	1,384	500
Gain (loss) on investment securities	276	(111)	864	134
Bank owned life insurance	254	391	807	1,220
Loss on asset disposals	(41)	(14)	(103)	(11)
Other non-interest income	150	201	568	581
Total other income	8,021	8,031	25,029	24,396
Other Expenses:
Salaries and employee benefit costs	7,015	7,035	22,038	21,501
Net occupancy and equipment	1,398	1,344	4,366	4,169
Professional fees	742	528	2,183	1,594
FDIC insurance	687	55	2,782	142
Electronic banking expense	618	638	1,781	1,678
Data processing and software	603	521	1,704	1,622
Franchise tax	466	416	1,293	1,248
Amortization of other intangible assets	307	390	956	1,208
Marketing	279	273	811	1,010
Other non-interest expense	1,972	1,993	6,196	5,807
Total other expenses	14,087	13,193	44,110	39,979
(Loss) income before income taxes	(6,695)	3,444	2,450	13,721
Income tax (benefit) expense	(2,630)	493	(526)	3,169
Net (loss) income	$ (4,065)	$ 2,951	$ 2,976	$ 10,552
Preferred dividends	512	–	1,364	–
Net (loss) income available to common shareholders	$ (4,577)	$ 2,951	$ 1,612	$ 10,552

Earnings per common share - basic	$ (0.44)	$ 0.29	$ 0.16	$ 1.02
Earnings per common share - diluted	$ (0.44)	$ 0.28	$ 0.16	$ 1.02

Weighted-average number of common shares outstanding - basic	10,372,946	10,319,534	10,359,569	10,309,010
Weighted-average number of common shares outstanding - diluted	10,390,275	10,354,522	10,372,630	10,350,008

Cash dividends declared on common shares	$ 1,047	$ 2,397	$ 5,852	$ 7,072
Cash dividends declared per common share	$ 0.10	$ 0.23	$ 0.56	$ 0.68

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
	Preferred	Common	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Stock	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2008	$ –	$ 164,716	$ 50,512	$ (12,288)	$ (16,314)	$ 186,626
Net income			2,976			2,976
Other comprehensive income, net of tax				22,230		22,230
Issuance of preferred shares and common
stock warrant	38,454	546				39,000
Accrued dividends on preferred shares			(1,300)			(1,300)
Amortization of discount on preferred shares	64		(64)			–
Cash dividends declared of $0.56 per common share			(5,852)			(5,852)
Tax benefit from exercise of stock options		(9)				(9)
Purchase of treasury stock					(190)	(190)
Common shares issued under dividend
reinvestment plan		724				724
Stock-based compensation expense		113				113
Reissuance of treasury stock for deferred
compensation plan					45	45
Cumulative effect adjustment for noncredit
portion of previously recorded OTTI losses			304	(304)		–
Balance, September 30, 2009	$ 38,518	$ 166,090	$ 46,576	$ 9,638	$ (16,459)	$ 244,363

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2009	2008
Net cash provided by operating activities	$ 21,625	$ 25,232
Investing activities
Available-for-sale securities:
Purchases	(187,374)	(237,441)
Proceeds from sales	41,521	64,893
Proceeds from maturities, calls and prepayments	135,727	110,127
Net decrease (increase) in loans	19,513	(2,988)
Net expenditures for premises and equipment	(1,853)	(2,904)
Proceeds from sales of other real estate owned	512	272
Investment in limited partnership and tax credit funds	(248)	(249)
Net cash provided by (used in) investing activities	7,798	(68,290)
Financing activities
Net increase in non-interest-bearing deposits	6,971	9,417
Net increase in interest-bearing deposits	20,159	54,991
Net decrease in short-term borrowings	(50,508)	(82,080)
Proceeds from long-term borrowings	5,000	115,000
Payments on long-term borrowings	(36,211)	(53,413)
Issuance of preferred shares and common stock warrant	39,000	–
Preferred stock dividends	(1,056)	–
Cash dividends paid on common shares	(6,482)	(6,268)
Purchase of treasury stock	(190)	(449)
Proceeds from issuance of common shares	4	203
Excess tax (expense) benefit for stock-based compensation	(10)	15
Net cash (used in) provided by financing activities	(23,323)	37,416
Net increase (decrease) in cash and cash equivalents	6,100	(5,642)
Cash and cash equivalents at beginning of period	35,598	45,200
Cash and cash equivalents at end of period	$ 41,698	$ 39,558

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

The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2008 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after September 30, 2009, but prior to October 22, 2009, the date these consolidated financial statements were issued, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2008, contained herein has been derived from the audited Consolidated Balance Sheets included in Peoples’ 2008 Form 10-K.

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, due in part to seasonal variations and unusual or infrequently occurring items.  Peoples’ results of operations for the three and nine months ended September 30, 2009, were impacted by the recognition of FDIC insurance expense of $930,000 ($605,000 after-tax) associated with a special assessment imposed on all FDIC-insured depository institutions as of June 30, 2009.  This special assessment was collected on September 30, 2009.  In addition, Peoples’ insurance income includes contingent performance based insurance commissions that are recognized by Peoples when received, which typically occurs during the first quarter of each year.

Preferred Stock and Common Stock Warrant: As more fully described in Note 4, Peoples issued preferred stock and a common stock warrant, which are classified in stockholders’ equity on the Consolidated Balance Sheet at September 30, 2009.  The outstanding preferred stock has similar characteristics of an “Increasing Rate Security” as described by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock.  The proceeds received in conjunction with the issuance of the preferred stock and common stock warrant were allocated to the preferred stock and common stock warrant based on their relative fair values.  Discounts on the increasing rate preferred stock are amortized over the expected life of the preferred stock (5 years), by charging imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount.  The discount at the time of issuance is computed as the present value of the difference between dividends that will be payable in future periods and the dividend amount for a corresponding number of periods, discounted at a market rate for dividend yield on comparable securities.  The amortization in each period is the amount which, together with the stated dividend in the period, results in a constant rate of effective cost with regard to the carrying amount of the preferred stock.

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

New Accounting Pronouncements: On June 29, 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards CodificationTM (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superceded.  Peoples adopted this new accounting pronouncement for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on Peoples’ financial statements taken as a whole.

On June 12, 2009, the FASB issued two related accounting pronouncements changing the accounting principles and disclosures requirements related to securitizations and special-purpose entities.  Specifically, these pronouncements eliminate the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  These pronouncements also expand existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  These pronouncements will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date.  Peoples will adopt these new pronouncements on January 1, 2010, as required.  Management has not yet determined the impact adoption may have on Peoples’ consolidated financial statements.

On May 28, 2009, the FASB issued an accounting pronouncement establishing general standards of accounting for and disclosure of subsequent events, which are events occurring after the balance sheet date but before the date the financial statements are issued or available to be issued.  In particular, the pronouncement requires entities to recognize in the financial statements the effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities may not recognize the impact of subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  This pronouncement also requires entities to disclose the date through which subsequent events have been evaluated.  This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009.  Peoples adopted the provisions of this pronouncement for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on Peoples’ financial statements taken as a whole.

On April 9, 2009, the FASB issued three related accounting pronouncements intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  In particular, these pronouncements: (1) provide guidelines for making fair value measurements more consistent with the existing accounting principles when the volume and level of activity for the asset or liability have decreased significantly; (2) enhance consistency in financial reporting by increasing the frequency of fair value disclosures and (3) modify existing general standards of accounting for and disclosure of other-than-temporary impairment (“OTTI”) losses for impaired debt securities.

The fair value measurement guidance of these pronouncements reaffirms the need for entities to use judgment in determining if a formerly active market has become inactive and in determining fair values when markets have become inactive.  The changes to fair value disclosures relate to financial instruments that are not currently reflected on the balance sheet at fair value.  Prior to these pronouncements, fair value disclosures for these instruments were required for annual statements only.  These disclosures now are required to be included in interim financial statements.  The general standards of accounting for OTTI losses were changed to require the recognition of an OTTI loss in earnings only when an entity (1) intends to sell the debt security; (2) more likely than not will be required to sell the security before recovery of its amortized cost basis or (3) does not expect to recover the entire amortized cost basis of the security.  In situations when an entity intends to sell or more likely than not will be required to sell the security, the entire OTTI loss must be recognized in earnings.  In all other situations, only the portion of the OTTI losses representing the credit loss must be recognized in earnings, with the remaining portion being recognized in other comprehensive income, net of deferred taxes.

All three pronouncements were effective for interim and annual periods ending after June 15, 2009.  Entities were permitted to early adopt the provisions of these pronouncements for interim and annual periods ending after March 15, 2009, but had to adopt all three concurrently.  Peoples adopted these provisions of these pronouncements for the quarterly period ending June 30, 2009, as required.  As a result of adoption, Peoples recorded a cumulative effect adjustment on April 1, 2009, which increased retained earnings by $304,000, net of tax, for the non-credit portion of previously recorded OTTI losses, with a corresponding reduction in accumulated comprehensive income (loss) included in stockholders’ equity on the Consolidated Balance Sheet.  The adoption of the remaining provisions of these pronouncements did not have any material impact on Peoples’ financial statements taken as a whole.

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

Assets measured at fair value on a recurring basis comprised the following at September 30, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale investment securities	$725,898	$2,900	$721,669	$1,329

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

The investment securities measured at fair value using Level 3 inputs are comprised of four collateralized debt obligations, with a total book value of $2.8 million, and a single corporate obligation, with a book value of $1.0 million, for which there is not an active market.  Peoples uses multiple input factors to determine the fair value of these securities.  Those input factors are discounted cash flow analysis, structure of the security in relation to current level of deferrals and/or defaults, changes in credit ratings, financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements and pricing of new issuances.

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information:

Investment Securities
Balance, January 1, 2009	$5,422
Other-than-temporary impairment loss included in earnings	(1,930)
Unrealized loss included in comprehensive income	(2,630)
Cumulative effect adjustment for noncredit
portion of previously recorded OTTI losses	467
Balance, September 30, 2009	$1,329

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis included the following:

Impaired Loans: Impaired loans are measured and reported at fair value when management believes collection of contractual interest and principal payments is doubtful.  Management’s determination of the fair value for these loans represents the estimated net proceeds to be received from the sale of the collateral based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 Inputs).  At September 30, 2009, impaired loans with an aggregate outstanding principal balance of $27.1 million were measured and reported at a fair value of $21.2 million.  During the three months and nine months ended September 30, 2009, Peoples recognized losses on impaired loans of $10.0 million and $15.1 million, respectively, through the allowance for loan losses.

The following table presents the fair values of financial assets and liabilities carried on Peoples’ consolidated balance sheet, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$ 41,698	$ 41,698	$ 35,598	$ 35,598
Investment securities	750,254	750,254	708,753	708,753
Loans	1,041,790	1,047,828	1,081,101	1,088,322

Financial liabilities:
Deposits	$ 1,393,575	$ 1,404,755	$ 1,366,368	$ 1,376,614
Short-term borrowings	48,344	48,344	98,852	98,852
Long-term borrowings	277,085	287,772	308,297	324,809
Junior subordinated notes held by subsidiary trust	22,522	25,983	22,495	26,009

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

Note 3.  Investment Securities

    The following table summarizes Peoples’ available-for-sale investment securities:

	Amortized	Gross Unrealized	Gross Unrealized	Non-Credit Losses included in Other Comprehensive
(Dollars in thousands)	Cost	Gains	Losses	Income	Fair Value
September 30, 2009
Obligations of U.S. Treasury and
government agencies	$ 84	$ –	$ –	$ –	$ 84
Obligations of U.S. government sponsored agencies	7,776	205	–	–	7,981
Obligations of states and political subdivisions	63,292	4,026	–	–	67,318
Residential mortgage-backed securities	532,709	21,990	(5,687)	–	549,012
Commercial mortgage-backed securities	26,988	135	(449)	–	26,674
U.S. government-backed student loan pools	52,803	5,912	(171)	–	58,544
Bank-issued trust preferred securities	16,745	47	(3,910)	–	12,882
Collateralized debt obligations	2,763	–	(1,502)	(932)	329
Equity securities	1,228	1,897	(51)	–	3,074
Total available-for-sale securities	$ 704,388	$ 34,212	$ (11,770)	$ (932)	$ 725,898

December 31, 2008
Obligations of U.S. Treasury and
government agencies	$ 176	$ 1	$ (1)	$ –	$ 176
Obligations of U.S. government sponsored agencies	8,160	282	–	–	8,442
Obligations of states and political subdivisions	67,830	1,356	(256)	–	68,930
Residential mortgage-backed securities	519,744	4,618	(13,161)	–	511,201
Commercial mortgage-backed securities	26,835	5	(889)	–	25,951
U.S. government-backed student loan pools	47,915	21	(2,951)	–	44,985
Bank-issued trust preferred securities	20,742	992	(3,846)	–	17,888
Collateralized debt obligations	4,225	198	–	–	4,423
Equity securities	1,228	1,581	(48)	–	2,761
Total available-for-sale securities	$ 696,855	$ 9,054	$ (21,152)	$ –	$ 684,757

    Peoples’ investment in collateralized debt obligations (“CDOs”) at both September 30, 2009 and December 31, 2008, consisted of four separate securities comprised of trust preferred and subordinated debt securities issued by banks, bank holding companies, insurance companies and real estate investment trusts.  Two of these securities were lower mezzanine tranches and the remaining two CDOs were equity tranches.  The mezzanine tranches had book values of $1.8 million and $3.4 million at September 30, 2009 and December 31, 2008, respectively, and fair values of $0.2 million and $3.4 million, respectively.  Peoples’ investment in equity securities was comprised entirely of common stocks issued by various unrelated banking holding companies at both September 30, 2009 and December 31, 2008.

At September 30, 2009, there were no securities of a single issuer, other than U.S. Treasury and government agencies and U.S. government sponsored agencies that exceeded 10% of stockholders' equity.  Investment securities having a carrying value of $627.4 million and $619.3 million at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.

The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the three and nine months ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross gains realized	$ 276	$ 509	$ 878	$ 1,206
Gross losses realized	-	620	14	1,072
Net gain (loss) realized	$ 276	$ (111)	$ 864	$ 134

The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2009
Obligations of U.S. Treasury and
government agencies	$ –	$ –	$ -	$ –	$ -	$ –
Obligations of U.S. government
sponsored agencies	–	–	–	–	–	–
Obligations of states and
political subdivisions	–	–	–	–	–	–
Residential mortgage-backed securities	34,554	1,332	87,075	4,355	121,629	5,687
Commercial mortgage-backed securities	16,247	449	–	–	16,247	449
U.S. government-backed student loan pools	–	–	7,705	171	7,705	171
Bank-issued trust preferred securities	3,497	568	7,133	3,342	10,630	3,910
Collateralized debt obligations	–	–	329	2,434	329	2,434
Equity securities	–	–	125	51	125	51
Total available-for-sale securities	$ 54,298	$ 2,349	$ 102,367	$ 10,353	$ 156,665	$ 12,702

December 31, 2008
Obligations of U.S. Treasury and
government agencies	$ –	$ –	$ 29	$ 1	$ 29	$ 1
Obligations of U.S. government
sponsored agencies	–	–	–	–	–	–
Obligations of states and
political subdivisions	10,521	256	–	–	10,521	256
Residential mortgage-backed securities	197,594	10,485	38,318	2,676	235,912	13,161
Commercial mortgage-backed securities	20,283	889	–	–	20,283	889
U.S. government-backed student loan pools	38,261	2,951	–	–	38,261	2,951
Bank-issued trust preferred securities	5,675	1,719	3,342	2,127	9,017	3,846
Collateralized debt obligations	–	–	–	–	–	–
Equity securities	353	48	–	–	353	48
Total available-for-sale securities	$ 272,687	$ 16,348	$ 41,689	$ 4,804	$ 314,376	$ 21,152

The unrealized losses at both September 30, 2009 and December 31, 2008, were attributable to changes in market interest rates since the securities were purchased.  Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.  This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, (3) structure of the security and (4) Peoples’ intent to sell the security or whether it is more likely than not that Peoples would be required to sell the security before its anticipated recovery in market value.

At September 30, 2009, management concluded an individual bank-issued trust preferred security, with a book value of $4.0 million, and a single mezzanine tranche CDO, with a book value of $2.7 million, were other-than-temporarily impaired.  These determinations reflected management’s evaluation of the underlying credit quality of the securities and estimations of cash flows expected to be collected from the securities, which indicated it was probable Peoples would not recover the entire amortized cost of the securities.  As a result, Peoples recognized a non-cash impairment loss of $5.9 million ($3.9 million after-tax) in earnings for the three months ended September 30, 2009, of which $4.0 million related to the individual bank-issued trust preferred security and $1.9 million related to the mezzanine tranche CDO.  This impairment loss represents management’s estimate of credit losses incurred during the third quarter of 2009.  Since Peoples does not intend to sell, nor is it more likely than not that Peoples will be required to sell, the security prior to recovery, the non-credit component was recognized in other comprehensive income.

The measurement of the credit loss incurred on the mezzanine tranche CDO was based upon management’s estimation of future cash flows versus the cash flows projected previously.  In estimating future cash flows, management considers the structure and term of the pool and the financial condition of the underlying issuers.  Specifically, the evaluation incorporates factors such as over-collateralization and interest coverage tests, interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various tranches.  Current estimates of cash flows are based on the recent trustee reports, announcements of deferrals or defaults and assumptions regarding expected future default rates, prepayment and recovery rates and other relevant information.  Additionally, management considers the impact on future cash flows should institutions identified as possessing a higher probability of default, based upon an evaluation of performance metrics, were to default in the near term.  Key assumptions used include: (1) current defaults would have no recovery and (2) current deferrals considered as defaults with no expected recovery.

Management performed its quarterly analysis of the remaining securities with an unrealized loss at September 30, 2009, and concluded no other individual securities were other-than-temporarily impaired.

The following table summarizes the roll-forward of cumulative credit losses on available-for-sale securities for which a portion of an other-than-temporary impairment is recognized in other comprehensive income, including those securities for which a cumulative effect adjustment was recorded:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Balance, beginning of period	$ 4,328	$ 4,795
Cumulative effect adjustment for noncredit
portion of previously recorded OTTI losses	–	(467)
Credit-related other-than-temporary impairment recorded	1,930	1,930
Balance, end of period	$ 6,258	$ 6,258

The following table presents the amortized costs, fair value and weighted-average yield of securities by contractual maturity at September 30, 2009.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of U.S. Treasury and
government agencies	$ –	$ –	$ 84	$ –	$ 84
Obligations of U.S. government
sponsored agencies	–	3,309	4,467	–	7,776
Obligations of states and
political subdivisions	1,364	13,181	20,558	28,189	63,292
Residential mortgage-backed securities	–	4,176	105,245	423,288	532,709
Commercial mortgage-backed securities	–	–	–	26,988	26,988
U.S. government-backed student loan pools	–	–	15,806	36,997	52,803
Bank-issued trust preferred securities	–	–	–	16,745	16,745
Collateralized debt obligations	–	–	–	2,763	2,763
Equity securities	–	–	–	1,228	1,228
Total available-for-sale securities	$ 1,364	$ 20,666	$ 146,160	$ 536,198	$ 704,388

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Fair value
Obligations of U.S. Treasury and
government agencies	$ –	$ –	$ 84	$ –	$ 84
Obligations of U.S. government
sponsored agencies	–	3,369	4,612	–	7,981
Obligations of states and
political subdivisions	1,370	13,599	21,975	30,374	67,318
Residential mortgage-backed securities	–	4,320	106,460	438,232	549,012
Commercial mortgage-backed securities	–	–	–	26,675	26,675
U.S. government-backed student loan pools	–	–	16,928	41,616	58,544
Bank-issued trust preferred securities	–	–	–	12,882	12,882
Collateralized debt obligations	–	–	–	329	329
Equity securities	–	–	–	3,073	3,073
Total available-for-sale securities	$ 1,370	$ 21,288	$ 150,059	$ 553,181	$ 725,898
Total average yield	5.87%	5.81%	5.04%	5.36%	5.31%

Peoples’ other investment securities on the Consolidated Balance Sheets consist solely of restricted equity securities of the Federal Home Loan Bank (“FHLB”) of Cincinnati and the Federal Reserve Bank of Cleveland.  These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and Peoples does not exercise significant influence.

Note 4.  Stockholders’ Equity

The following table details the progression in shares of Peoples’ preferred, common and treasury stock during the period presented:

	Preferred	Common	Treasury
	Stock	Stock	Stock
Shares at December 31, 2008	–	10,975,364	641,480
Issuance of preferred shares	39,000
Changes related to stock-based compensation awards:
Release of restricted common shares		2,125
Changes related to deferred compensation plan:
Purchase of treasury stock			12,451
Reissuance of treasury stock			(2,209)
Common shares issued under dividend reinvestment plan		45,590
Shares at September 30, 2009	39,000	11,023,079	651,722

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

The U.S. Treasury may not transfer a portion or portions of the Warrant with respect to, and/or exercise the Warrant for more than one-half of, the 313,505 common shares issuable upon exercise of the Warrant, in the aggregate, until the earlier of (i) the date on which Peoples has received aggregate gross proceeds of not less than $39 million from one or more Qualified Equity Offerings and (ii) December 31, 2009.  However, if Peoples were to redeem all of the Series A Preferred Shares as permitted by and in accordance with the provisions of the American Recovery and Reinvestment Act and the documents required to consummate the redemption, Peoples has the option to repurchase the Warrant from the U.S. Treasury.  If Peoples declines to repurchase the Warrant, the U.S. Treasury will be permitted, subject to compliance with applicable securities laws, to transfer all or a portion of the Warrant with respect to, and/or exercise the Warrant for, all or a portion of the number of common shares issuable thereunder, at any time and without limitation.  In the event Peoples completes one or more Qualified Equity Offerings on or prior to December 31, 2009, that result in Peoples receiving aggregate gross proceeds of not less than $39 million, the number of the common shares underlying the portion of the Warrant then held by the U.S. Treasury will be reduced by one-half of the common shares originally covered by the Warrant.  The U.S. Treasury has agreed not to exercise voting power with respect to any common shares issued to it upon exercise of the Warrant.  Any common shares issued by Peoples upon exercise of the Warrant will be issued from common shares held in treasury to the extent available.  If no treasury shares are available, common shares will be issued from authorized but unissued common shares.  At September 30, 2009, there had been no changes to the number of common shares covered by the Warrant nor had the U.S. Treasury exercised any portion of the Warrant.

The proceeds received from the U.S. Treasury were allocated to the Series A Preferred Shares and the Warrant based on relative fair value.  The fair value of the Series A Preferred Shares was determined through a discounted future cash flow model at a discount rate of 14%.  The fair value of the Warrant was calculated using a binomial option pricing model, which includes assumptions regarding Peoples’ dividend yield, stock price volatility, and the risk-free interest rate.  The relative fair value of the Series A Preferred Shares and the Warrant on January 30, 2009, was $38.5 million and $0.5 million, respectively.

Peoples calculated a discount on the Series A Preferred Shares in the amount of $0.5 million, which is being amortized over a 5-year period.  The effective yield on the amortization of the Series A Preferred Shares is approximately 5.32%.  In determining net income available to common shareholders, the periodic amortization and the cash dividend on the preferred stock are subtracted from net income.  For the nine months ended September 30, 2009, Peoples accrued dividends and recorded amortization on Series A Preferred Shares for $1,300,000 and $64,000, respectively.

Note 5.  Comprehensive Income (Loss)

The following details the change in the components of Peoples’ accumulated other comprehensive (loss) income for the nine months ended September 30, 2009:

Unrecognized
	Unrealized	Net Pension and	Accumulated
	(Loss) Gain	Postretirement	Comprehensive
(Dollars in thousands)	on Securities	Costs	(Loss) Income
Balance, December 31, 2008	$ (7,863)	$ (4,425)	$ (12,288)
Current period change, net of tax	22,148	82	22,230
Cumulative effect adjustment for noncredit
portion of previously recorded OTTI losses	(304)	–	(304)
Balance, September 30, 2009	$ 13,981	$ (4,343)	$ 9,638

The components of other comprehensive income (loss) for the three and nine months ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Net (loss) income	$ (4,065)	$ 2,951	$ 2,976	$ 10,552
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	12,088	(8,218)	29,939	(15,715)
Related tax (expense) benefit	(4,231)	2,876	(10,479)	5,500
Non-credit losses on securities during the period	(465)	–	(932)	–
Related tax benefit	163	–	326	–
Less: reclassification adjustment for net (loss) included in earnings	(5,654)	(111)	(5,066)	(126)
Related tax benefit	1,979	39	1,773	44
Net effect on other comprehensive income (loss)	11,230	(5,270)	22,148	(10,133)
Defined benefit plans:
Amortization of unrecognized loss and service cost on pension plan	42	9	126	9
Related tax expense	(15)	(3)	(44)	(3)
Net effect on other comprehensive income (loss)	27	6	82	6
Total other comprehensive income (loss), net of tax	11,257	(5,264)	22,230	(10,127)
Total comprehensive income (loss)	$ 7,192	$ (2,313)	$25,206	$ 425

Note 6.  Employee Benefit Plans

Peoples sponsors a noncontributory defined benefit pension plan that covers substantially all employees.  The plan provides retirement benefits based on an employee’s years of service and compensation.  In 2003, Peoples changed the methodology used to determine the retirement benefits for employees hired on or after January 1, 2003, which has lowered accumulated benefit obligations and net costs.  Peoples also has a contributory postretirement benefit plan for former employees who were retired as of December 31, 1992.  The plan provides health and life insurance benefits.  Peoples’ policy is to fund the cost of the benefits as they are incurred.  The following table details the components of the net periodic benefit cost for the plans:

Pension Benefits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Service cost	$ 200	$ 191	$ 599	$ 572
Interest cost	196	195	589	586
Expected return on plan assets	(298)	(300)	(895)	(901)
Amortization of prior service cost	1	1	3	3
Amortization of net loss	36	2	108	7
Net periodic benefit cost	$ 135	$ 89	$ 404	$ 267

Postretirement Benefits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Interest cost	$ 4	$ 4	$ 12	$ 11
Amortization of prior service cost	(1)	(1)	(2)	(2)
Amortization of net (loss)	(1)	(1)	(2)	(3)
Net periodic benefit cost	$ 2	$ 2	$ 8	$ 6

Employer Contributions
Through September 30, 2009, Peoples contributed $1.2 million to its pension plan upon the recommendation of and approval by the Board of Directors, which were designated for the 2008 plan year.

Note 7.  Regulatory Capital

Peoples and Peoples Bank’s actual capital amounts and ratios are presented in the following table:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES
Total Capital (1)
Actual	$ 209,985	16.4%	$ 173,470	13.2%
For capital adequacy	102,506	8.0%	105,253	8.0%
To be well capitalized	128,132	10.0%	131,566	10.0%

Tier 1 (2)
Actual	$ 193,013	15.1%	$ 156,254	11.9%
For capital adequacy	51,253	4.0%	52,626	4.0%
To be well capitalized	76,879	6.0%	78,939	6.0%

Tier 1 Leverage (3)
Actual	$ 193,013	9.8%	$ 156,254	8.2%
For capital adequacy	78,627	4.0%	76,443	4.0%
To be well capitalized	98,283	5.0%	95,554	5.0%
Net Risk-Weighted Assets	$ 1,281,319		$ 1,315,657

PEOPLES BANK
Total Capital (1)
Actual	$ 181,027	14.2%	$ 158,030	12.1%
For capital adequacy	102,375	8.0%	104,715	8.0%
To be well capitalized	127,969	10.0%	130,894	10.0%

Tier 1 (2)
Actual	$ 164,905	12.9%	$ 141,587	10.8%
For capital adequacy	51,188	4.0%	52,357	4.0%
To be well capitalized	76,782	6.0%	78,536	6.0%

Tier 1 Leverage (3)
Actual	$ 164,905	8.4%	$ 141,587	7.5%
For capital adequacy	78,286	4.0%	75,866	4.0%
To be well capitalized	97,857	5.0%	94,833	5.0%
Net Risk-Weighted Assets	$ 1,279,693		$ 1,308,937

                  (1)  Ratio represents total capital to net risk-weighted assets
                  (2)  Ratio represents Tier 1 capital to net risk-weighted assets
                  (3)  Ratio represents Tier 1 capital to average assets

Note 8.  Stock-Based Compensation

Under the Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan (the “2006 Equity Plan”), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights or any combination thereof covering up to 500,000 common shares to employees and non-employee directors.  Prior to 2007, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  Since February 2007, Peoples has granted a combination of restricted common shares and stock appreciation rights (“SARs”) to be settled in common shares to employees and restricted common shares to non-employee directors subject to the terms and conditions prescribed by the 2006 Equity Plan.  During the nine-month period ending September 30, 2009, Peoples did not grant any stock-based compensation awards to employees or non-employee directors and no outstanding stock options or SARs were exercised.

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

Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefits costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized for the period ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Total stock-based compensation	$ 35	$ 80	$ 113	$ 439
Recognized tax benefit	(12)	(28)	(40)	(154)
Net expense recognized	$ 23	$ 52	$ 73	$ 285

Total unrecognized stock-based compensation expense related to unvested awards was $100,000 at September 30, 2009, which will be recognized over a weighted-average period of 1.1 years.

Note 9.  Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares include incremental shares issuable upon exercise of outstanding stock options, SARs and non-vested restricted common shares using the treasury stock method.  As disclosed in Note 4, Peoples had a warrant to purchase 313,505 common shares outstanding at September 30, 2009.  This warrant was excluded from the calculation of diluted earnings per common share since it was anti-dilutive.  In addition, stock options and SARs covering 286,355 shares and 284,673 shares were excluded from the calculations for the three and nine month ended September 30, 2009, respectively, since they were anti-dilutive.  The calculation of basic and diluted earnings per common share was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008
Net (loss) income	$ (4,065)	$ 2,951	$ 2,976	$ 10,552
Preferred dividends	512	-	1,364	-
Net (loss) income available to common shareholders	(4,577)	2,951	1,612	10,552

Weighted-average common shares outstanding	10,372,946	10,319,534	10,359,569	10,309,010
Effect of potentially dilutive common shares	17,329	34,988	13,061	40,998
Total weighted-average diluted common
shares outstanding	10,390,275	10,354,522	10,372,630	10,350,008

Earnings per common share:
Basic	$ (0.44)	$ 0.29	$ 0.16	$ 1.02
Diluted	$ (0.44)	$ 0.28	$ 0.16	$ 1.02

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis that follows:

	At or For the Three Months		At or For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
SIGNIFICANT RATIOS
Return on average stockholders' equity	(6.70%)	5.82%	1.74%	6.88%
Return on average common stockholders' equity	(8.97%)	5.82%	1.11%	6.88%
Return on average assets	(0.79%)	0.61%	0.20%	0.74%
Net interest margin	3.45%	3.50%	3.47%	3.54%
Efficiency ratio (a)	58.28%	55.33%	60.00%	55.98%
Average stockholders' equity to average assets	11.84%	10.54%	11.27%	10.81%
Average loans to average deposits	77.45%	87.56%	78.53%	89.44%
Dividend payout ratio	n/a	81.23%	363.03%	67.02%

ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (b)(c)	3.94%	3.21%	3.94%	3.21%
Nonperforming assets as a percent of total assets (b)(c)	2.16%	1.88%	2.16%	1.88%
Allowance for loan losses to loans net of unearned interest (c)	2.46%	1.72%	2.46%	1.72%
Allowance for loan losses to nonperforming loans (b)(c)	62.30%	53.60%	62.30%	53.60%
Provision for loan losses to average loans	0.93%	0.54%	1.72%	1.28%
Net charge-offs as a percentage of average loans (annualized)	2.57%	0.74%	1.90%	1.29%

CAPITAL INFORMATION (c)
Tier 1 capital ratio	15.06%	12.32%	15.06%	12.32%
Total risk-based capital ratio	16.39%	13.65%	16.39%	13.65%
Leverage ratio	9.82%	8.66%	9.82%	8.66%
Tangible equity to tangible assets (d)	9.21%	7.03%	9.21%	7.03%
Tangible common equity to tangible assets (d)	7.22%	7.03%	7.22%	7.03%
Tangible assets (d)	$ 1,938,949	$ 1,853,600	$ 1,938,949	$ 1,853,600
Tangible equity (d)	178,558	130,306	178,558	130,306
Tangible common equity (d)	$ 140,040	$ 130,306	$ 140,040	$ 130,306

PER COMMON SHARE DATA
Earnings per share – Basic	$ (0.44)	$ 0.29	$ 0.16	$ 1.02
Earnings per share – Diluted	(0.44)	0.28	0.16	1.02
Cash dividends declared per common share	0.10	0.23	0.56	0.68
Book value per share (c)	19.85	19.09	19.85	19.09
Tangible book value per share (c) (d)	$ 13.50	$ 12.62	$ 13.50	$ 12.62
Weighted-average common shares outstanding – Basic	10,372,946	10,319,534	10,359,569	10,309,010
Weighted-average common shares outstanding – Diluted	10,390,275	10,354,522	10,372,630	10,350,008
Common shares outstanding at end of period	10,371,357	10,324,573	10,371,357	10,324,573

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
(d)
These amounts represent non-GAAP measures since they exclude the balance sheet impact of intangible assets acquired through acquisitions on both total stockholders’ equity and total assets.  Additional information regarding the calculation of these measures can be found later in this discussion under the caption “Capital/Stockholders’ Equity”.

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
(15)	the costs and effects of regulatory and legal developments, including the outcome of regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations; and
(16)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission (“SEC”), including those risk factors included in the disclosure under the headings “ITEM 1A. RISK FACTORS” of this Form 10-Q and Peoples’ 2008 Form 10-K.

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

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples’ Consolidated Financial Statements and Management’s Discussion and Analysis at September 30, 2009, which were unchanged from the policies disclosed in Peoples’ 2008 Form 10-K.

Goodwill and Other Intangible Assets
In prior years, Peoples completed various mergers and acquisitions, which have resulted in the recognition of goodwill and other intangible assets on the Consolidated Balance Sheet.  As more fully discussed in Peoples’ 2008 Form 10-K, goodwill is not amortized but is tested for impairment at least annually and updated quarterly if management believes there are indicators of potential impairment.  The initial value of goodwill relates to the inherent value of acquired business, including the potential net revenue stream generated by Peoples from the acquired business.  As such, a sustained decline in earnings can lead to impairment of goodwill, which could adversely impact Peoples’ earnings in future periods.

At June 30, 2009, management performed its annual impairment test of Peoples’ recorded goodwill and concluded no impairment existed.  This analysis further indicated a 20-25% sustained decline in future earnings would have to occur for any recorded goodwill to be considered impaired.  Given the impact of higher loan loss provisions and investment securities impairment losses on third quarter 2009 results, management reviewed Peoples’ recorded goodwill at September 30, 2009, for indicators of potential impairment.  As part of this review, management estimated the fair value of Peoples’ single reporting unit using a discounted cash flow analysis and concluded no impairment existed since the fair value of the single reporting unit exceeded its carrying value by approximately 16%.  Additionally, management’s September 30 analysis indicated a 15% sustained decline in future earnings would have to occur in order for any recorded goodwill to become impaired.

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

Summary of Recent Transactions and Events
The following is a summary of recent transactions or events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

o
In the third quarter of 2009, Peoples recognized a non-cash pre-tax other-than-temporary impairment charge of $5.9 million ($3.9 million or $0.37 per common share after-tax), of which $4.0 million related to a single bank-issued trust preferred security deemed a total loss and $1.9 million related to a collateralized debt obligation (“CDO”) security, consisting mostly of bank-issued trust preferred securities, previously carried at $2.7 million.  These losses represent management’s estimation of credit losses incurred during the third quarter based upon its evaluation of the credit quality of the issuers and analysis of cash flows to be received from the securities.  Management performed its quarterly evaluation of all investment securities with an unrealized loss at September 30, 2009, and concluded no other securities were other-than-temporarily impaired.

o
Since early 2008, Peoples’ loan quality has been negatively impacted by worsening conditions within the commercial real estate market and economy as a whole, which has caused declines in commercial real estate values and deterioration in financial condition of various commercial borrowers.  These conditions led to Peoples downgrading the loan quality ratings on various commercial real estate loans through its normal loan review process.  In addition, several impaired loans have become under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral.  As a result, Peoples’ provision for loan losses, net charge-offs and nonperforming loans in recent quarters have been higher than historical levels.

o
On May 22, 2009, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule imposing a special assessment on all FDIC-insured depository institutions equal to five basis points on each institution’s assets, minus its Tier 1 capital, as of June 30, 2009.  This special assessment was collected on September 30, 2009.  On February 27, 2009, the FDIC adopted a final rule that changed the way its assessment system differentiates risk and increased base assessment rates beginning April 1, 2009.  Both of these actions were part of the FDIC’s efforts to rebuild the Deposit Insurance Fund, which has been reduced substantially by the higher rate of bank failures in 2008 and 2009 compared to recent years.  As a result of the FDIC’s actions, Peoples recorded FDIC insurance expense of $0.7 million for the third quarter of 2009 and $2.8 million for the nine months ended September 30, 2009, with $930,000 ($605,000 or $0.06 per diluted common share after-tax) related to the special assessment, versus $55,000 and $142,000 for the three and nine months ended September 30, 2008.

o
On September 29, 2009, the FDIC Board of Directors adopted a notice of proposed rulemaking and request for comment that would require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and full years 2010 through 2012 on December 29, 2009.  This action was taken to meet immediate liquidity needs of the FDIC and restore the Deposit Insurance Fund to its federally mandated level without imposing additional special assessments.  As currently proposed, the prepaid assessment amount will be calculated using the institution’s third quarter 2009 base assessment rate and corresponding assessment base (deposit data) for each quarter, with the assessment rate increasing 3 basis points for the purpose of calculating the 2011 and 2012 amounts and the assessment base increasing at a 5% annual growth rate for each quarter of the prepayment period.  Based on this proposed calculation, management believes the amount of Peoples’ required payment will not have a material adverse effect on Peoples’ liquidity or future results of operations and financial condition.

o
For the third quarter of 2009, Peoples’ Board of Directors declared a cash dividend of $0.10 per common share, which was paid on October 1, 2009.  The third quarter dividend represented a reduction from the $0.23 per common share paid in recent quarters.  Management believes the lower dividend balances the need to maintain a dividend payout consistent with recent earnings levels and long-term capital needs, plus provide an appropriate return on shareholder investment.

o
During the second quarter of 2009, Peoples Bank opened a new full-service office in Zanesville, Ohio and combined operations in Nelsonville, Ohio into a single facility.  Peoples Bank also closed its Rutland, Ohio and Lower Salem, Ohio banking offices and consolidated those offices into existing nearby offices effective June 30, 2009.  These actions were consistent with management’s ongoing strategic focus of improving operating efficiencies by directing resources to areas with greater business development potential.

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

o
Between August 2007 and December 2008, the Federal Reserve’s Open Market Committee reduced the target Federal Funds rate 500 basis points and the Discount Rate 575 basis points, which caused a corresponding downward shift in short-term interest rates.  During this period, longer-term rates did not decrease to the same extent as short-term rates, resulting in a steepening of the yield curve.  Thus far in 2009, the Federal Reserve’s Open Market Committee has allowed the target Federal Funds Rate and Discount Rate to remain at their historically low levels of 0% to 0.25% and 0.50%, respectively, while the slope of the yield curve steepened slightly.  These interest rate conditions have provided Peoples with opportunities to improve net interest income and margin by taking advantage of lower-cost funding available in the market place and reducing certain deposit costs.

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

o
Also during 2008 and continuing in 2009, Peoples sold selected lower yielding, longer-term investment securities, primarily obligations of U.S. government-sponsored enterprises, U.S. agency mortgage-backed securities and tax-exempt municipal bonds, as well as several small-lot mortgage-backed securities.  The proceeds from these sales were reinvested into similar securities with less price risk volatility.  These actions were intended to reposition the investment portfolio to reduce interest rate exposures and resulted in Peoples recognizing pre-tax gains of $276,000 and $864,000 for the three and nine months ended September 30, 2009, respectively, versus $479,000 and $931,000 for the same periods in 2008, respectively.

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

EXECUTIVE SUMMARY

In the third quarter of 2009, the combination of higher provision for loan losses and other-than-temporary impairment charges on investment securities resulted in Peoples incurring a net loss available to common shareholders of $4.6 million, or $0.44 per diluted common share.  In comparison, net income available to common shareholders was $2.4 million for the second quarter of 2009 (or “linked quarter”) and $3.0 million for the third quarter of 2008, while earnings per diluted common share were $0.23 and $0.28, respectively.  On a year-to-date basis, net income available to common shareholders was $1.6 million through September 30, 2009 versus $10.6 million a year ago, while diluted earnings per common share were $0.16 and $1.02, respectively.

Peoples recorded a provision for loan losses of $10.2 million versus $4.7 million in the linked quarter and $6.0 million in the third quarter of 2008.  These provisions reflect the amounts needed to maintain the adequacy of the allowance for loan losses based on management’s formal quarterly analysis.  The higher provision for loan losses in the third quarter of 2009 was largely attributable to declines in commercial real estate values securing existing impaired loans, coupled with the impact of loan downgrades.

In the third quarter of 2009, net interest income totaled $15.5 million, comparable to the linked quarter, and net interest margin was unchanged at 3.45%.  Interest income decreased slightly due to loan payoffs and additional loans placed on nonaccrual status.  This reduction was offset by decreased interest expense from lower overall cost of funds attributable to Peoples repaying maturing, high-cost borrowings.  For both the three and nine months ended September 30, 2009, net interest income increased 6% compared to the prior year periods, while net interest margin decreased 5 basis points compared to the third quarter of 2008 and 7 basis points on a year-to-date basis.

Non-interest income, which excludes gains and losses on securities and asset disposals, experienced a modest 6% linked quarter decrease, due mostly to lower mortgage banking income from a decline in refinancing activity.  Year-over-year, non-interest income was down 5% in the third quarter primarily attributable to lower insurance revenues and reduced bank owned life insurance (“BOLI”) income.  On a year-to-date basis, higher mortgage banking revenue and increased deposit account service charges were offset by reductions in trust and investment revenues and BOLI income, resulting in consistent total non-interest income.

Third quarter 2009 non-interest expense decreased 6% on a linked quarter basis, attributable to significantly lower FDIC insurance expense and incentive-related compensation costs.  Compared to the prior year periods, total non-interest expense increased for both the three and nine months ended September 30, 2009, due mostly to additional FDIC insurance expense and external legal and valuation expenses associated with problem loans.  Other significant contributing factors included higher employee medical benefit and pension plan costs.

At September 30, 2009, total assets were down $34.5 million compared to $2.04 billion at June 30, 2009, as excess cash reserves held at the Federal Reserve Bank were used to reduce non-core deposits and borrowed funds.  Gross portfolio loan balances decreased $26.1 million in the third quarter of 2009, due mostly to commercial loan payoffs and charge-downs on existing impaired loans.  Contributing to the $36.0 million decline since year-end 2008 was the impact of residential real estate loans being refinanced and sold to the secondary market.  At September 30, 2009, total investment securities were up $32.1 million for the quarter and $41.5 million since December 31, 2008, primarily attributable to an increase in fair value of the portfolio.

Total liabilities were $1.76 billion at September 30, 2009, down $40.4 million compared to June 30, 2009 and down $55.3 million compared to December 31, 2008.  Total deposit balances decreased $14.0 million during the third quarter to $1.39 billion at quarter-end, due largely to a planned reduction in non-core deposits.  However, total deposits remained $27.2 million higher than year-end 2008, due to strong growth in low-cost and non-interest-bearing retail deposits and $17.3 million of additional brokered deposits.  Total borrowed funds were $348.0 million at September 30, 2009, versus $373.5 million at June 30, 2009, with repayment of long-term borrowings accounting for nearly all of the decrease.  Through nine months of 2009, the combination of retail deposit growth and funds generated from the TARP Capital Investment enabled Peoples to reduce total borrowed funds $81.7 million, or 19%.  The reduction in borrowings included the elimination of overnight wholesale borrowings, which totaled $44.4 million at December 31, 2008.

Total stockholders’ equity increased $5.9 million and $57.7 million for the three and nine months ended September 30, 2009, respectively.  The key driver of the linked quarter increase was an $11.3 million increase in fair value of Peoples’ available-for-sale investment portfolio, net of deferred tax.  The TARP Capital Investment accounted for most of the year-to-date growth, while the fair value of the available-for-sale investment portfolio increased $21.9 million, net of deferred tax, further contributing to higher stockholders’ equity at September 30, 2009.

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

The following table details Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	September 30, 2009			June 30, 2009			September 30, 2008
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Short-Term Investments:
Deposits with other banks	$ 34,490	$ 22	0.25%	$ 38,546	$ 24	0.25%	$ 2,218	$ 10	1.87%
Federal funds sold	–	–	0.00%	–	–	0.00%	422	2	1.89%
Total short-term investments	34,490	22	0.25%	38,546	24	0.25%	2,640	12	1.87%
Investment Securities (1):
Taxable	671,069	8,716	5.20%	647,568	8,741	5.40%	558,022	7,361	5.28%
Nontaxable (2)	65,584	1,049	6.40%	68,720	1,108	6.45%	62,453	1,020	6.53%
Total investment securities	736,653	9,765	5.30%	716,288	9,849	5.50%	620,475	8,381	5.40%
Loans (3):
Commercial	725,804	10,104	5.52%	736,823	10,049	5.47%	740,050	11,594	6.23%
Real estate (4)	268,788	4,076	6.07%	275,487	4,417	6.41%	282,605	4,717	6.53%
Consumer	97,467	1,897	7.72%	94,618	1,816	7.70%	86,823	1,741	7.98%
Total loans	1,092,059	16,077	5.85%	1,106,928	16,282	5.91%	1,109,478	18,052	6.45%
Less: Allowance for loan losses	(24,479)			(24,495)			(16,554)
Net loans	1,067,580	16,077	5.99%	1,082,433	16,282	6.03%	1,092,924	18,052	6.54%
Total earning assets	1,838,723	25,864	5.60%	1,837,267	26,155	5.70%	1,716,039	26,445	6.15%
Intangible assets	65,969			66,144			67,006
Other assets	129,745			137,839			130,991
Total assets	$ 2,034,437			$ 2,041,250			$ 1,914,036

	For the Three Months Ended
	September 30, 2009			June 30, 2009			September 30, 2008
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Deposits:
Savings accounts	$ 130,290	$ 176	0.54%	$ 128,790	$ 168	0.52%	$ 117,590	$ 155	0.52%
Interest-bearing demand accounts	210,855	823	1.55%	206,168	795	1.55%	202,402	900	1.77%
Money market accounts	234,513	689	1.17%	223,442	631	1.13%	176,510	852	1.92%
Brokered certificates of deposit	56,232	567	4.00%	32,660	334	4.10%	23,716	291	4.88%
Retail certificates of deposit	580,281	4,235	2.90%	623,102	4,650	2.99%	560,463	5,260	3.73%
Total interest-bearing deposits	1,212,171	6,490	2.12%	1,214,162	6,578	2.17%	1,080,681	7,458	2.75%
Short-Term Borrowings:
FHLB advances	1,630	1	0.17%	–	–	0.00%	98,292	531	2.12%
Retail repurchase agreements	54,070	109	0.80%	49,924	108	0.86%	35,219	158	1.76%
Total short-term borrowings	55,700	110	0.77%	49,924	108	0.86%	133,511	689	2.02%
Long-Term Borrowings:
FHLB advances	136,982	1,354	3.92%	147,996	1,484	4.02%	124,006	1,231	3.95%
Wholesale repurchase agreements	150,380	1,554	4.04%	160,000	1,652	4.09%	151,413	1,588	4.10%
Junior subordinated notes	22,517	495	8.60%	22,509	493	8.66%	22,482	495	8.62%
Total long-term borrowings	309,879	3,403	4.32%	330,505	3,629	4.37%	297,901	3,314	4.38%
Total borrowed funds	365,579	3,513	3.78%	380,429	3,737	3.91%	431,412	4,003	3.65%
Total interest-bearing liabilities	1,577,750	10,003	2.51%	1,594,591	10,315	2.59%	1,512,093	11,461	3.01%
Non-interest-bearing deposits	197,900			198,515			186,412
Other liabilities	17,952			16,690			13,729
Total liabilities	1,793,602			1,809,796			1,712,234
Preferred equity	38,506			38,478			-
Common equity	202,329			192,976			201,802
Total stockholders’ equity	240,835			231,454			201,802
Total liabilities and
stockholders’ equity	$ 2,034,437			$ 2,041,250			$ 1,914,036
Interest rate spread		$ 15,861	3.09%		$ 15,840	3.11%		$ 14,984	3.14%
Interest income/earning assets			5.60%			5.70%			6.15%
Interest expense/earning assets			2.15%			2.25%			2.65%
Net interest margin			3.45%			3.45%			3.50%

	For the Nine Months Ended
	September 30, 2009			September 30, 2008
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Short-Term Investments:
Deposits with other banks	$ 32,938	$ 61	0.25%	$ 2,685	$ 49	2.49%
Federal funds sold	–	–	0.00%	661	12	2.40%
Total short-term investments	32,938	61	0.25%	3,346	61	2.47%
Investment Securities (1):
Taxable	653,172	26,321	5.37%	533,525	20,930	5.23%
Nontaxable (2)	68,391	3,304	6.44%	66,624	3,253	6.42%
Total investment securities	721,563	29,625	5.47%	600,149	24,183	5.37%
Loans (3):
Commercial	732,341	30,430	5.56%	744,847	37,214	6.67%
Real estate (4)	275,180	13,174	6.38%	283,117	14,570	6.76%
Consumer	94,516	5,487	7.76%	84,351	5,101	8.08%
Total loans	1,102,037	49,091	5.95%	1,112,315	56,885	6.80%
Less: Allowance for loan loss	(24,320)			(16,346)
Net loans	1,077,717	49,091	6.09%	1,095,969	56,885	6.93%
Total earning assets	1,832,218	78,777	5.74%	1,699,464	81,129	6.37%
Intangible assets	66,123			67,409
Other assets	134,756			128,170
Total assets	$ 2,033,097			$ 1,895,043
Deposits:
Savings accounts	$ 125,921	$ 468	0.50%	$ 113,927	$ 416	0.49%
Interest-bearing demand accounts	204,299	2,353	1.54%	201,275	2,772	1.84%
Money market accounts	226,912	1,970	1.16%	164,811	2,727	2.21%
Brokered certificates of deposit	38,836	1,175	4.05%	38,883	1,496	5.14%
Retail certificates of deposit	612,099	14,086	3.08%	544,736	16,293	4.00%
Total interest-bearing deposits	1,208,067	20,052	2.22%	1,063,632	23,704	2.98%
Short-Term Borrowings:
FHLB advances	5,421	12	0.26%	122,686	2,416	2.59%
Retail repurchase agreements	52,837	376	0.94%	34,222	590	2.27%
Total short-term borrowings	58,258	388	0.88%	156,908	3,006	2.52%
Long-Term Borrowings:
FHLB advances	145,735	4,365	4.00%	108,717	3,403	4.18%
Wholesale repurchase agreements	156,758	4,835	4.07%	144,307	4,554	4.15%
Junior subordinate notes	22,509	1,485	8.70%	22,474	1,481	8.66%
Total long-term borrowings	325,002	10,685	4.36%	275,498	9,438	4.53%
Total borrowed funds	383,260	11,073	3.83%	432,406	12,444	3.80%
Total interest-bearing liabilities	1,591,327	31,125	2.61%	1,496,038	36,148	3.22%
Non-interest-bearing deposits	195,211			179,959
Other liabilities	17,348			14,269
Total liabilities	1,803,886			1,690,266
Preferred equity	34,396			-
Common equity	194,815			204,777
Total stockholders’ equity	229,211			204,777
Total liabilities and
stockholders’ equity	$ 2,033,097			$ 1,895,043
Interest rate spread		$ 47,652	3.13%		$ 44,981	3.15%
Interest income/earning assets			5.74%			6.37%
Interest expense/earning assets			2.27%			2.83%
Net interest margin			3.47%			3.54%

(1)	Average balances are based on carrying value.
(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal statutory tax rate.
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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2009	2009	2008	2009	2008
Net interest income, as reported	$ 15,469	$ 15,430	$ 14,602	$ 46,426	$ 43,762
Taxable equivalent adjustments	392	410	382	1,226	1,219
Fully tax-equivalent net interest income	$ 15,861	$15,840	$ 14,984	$ 47,652	$ 44,981

The following table provides an analysis of the changes in FTE net interest income:

							Nine Months Ended
	Three Months Ended September 30, 2009 Compared to						September 30, 2009 Compared to
(Dollars in thousands)	June 30, 2009 (1)			September 30, 2008 (1)			September 30, 2008 (1)
Increase (decrease) in:	Rate	Volume	Total	Rate	Volume	Total	Rate	Volume	Total
INTEREST INCOME:
Short-term investments	$ -	$ (2)	$ (2)	$ (68)	$ 78	$ 10	$ (117)	$ 117	$ -
Investment Securities: (2)
Taxable	(1,295)	1,270	(25)	(736)	2,091	1,355	575	4,816	5,391
Nontaxable	(9)	(50)	(59)	(108)	137	29	5	46	51
Total investment income	(1,304)	1,220	(84)	(844)	2,228	1,384	580	4,862	5,442
Loans:
Commercial	478	(423)	55	(1,275)	(215)	(1,490)	(6,162)	(622)	(6,784)
Real estate	(248)	(93)	(341)	(418)	(223)	(641)	(982)	(414)	(1,396)
Consumer	6	75	81	(324)	480	156	(311)	697	386
Total loan income	236	(441)	(205)	(2,017)	42	(1,975)	(7,455)	(339)	(7,794)
Total interest income	(1,068)	777	(291)	(2,929)	2,348	(581)	(6,992)	4,640	(2,352)
INTEREST EXPENSE:						-			-
Deposits:
Savings accounts	6	2	8	6	15	21	8	44	52
Interest-bearing demand accounts	-	28	28	(282)	205	(77)	(486)	67	(419)
Money market accounts	24	34	58	(1,298)	1,135	(163)	(1,953)	1,196	(757)
Brokered certificates of deposit	(56)	289	233	(337)	613	276	(319)	(2)	(321)
Retail certificates of deposit	(126)	(289)	(415)	(2,160)	1,135	(1,025)	(4,940)	2,733	(2,207)
Total deposit cost	(152)	64	(88)	(4,071)	3,103	(968)	(7,690)	4,038	(3,652)
Borrowed funds:
Short-term borrowings	(32)	34	2	(616)	37	(579)	(1,715)	(903)	(2,618)
Long-term borrowings	(49)	(177)	(226)	(88)	177	89	(373)	1,620	1,247
Total borrowed funds cost	(81)	(143)	(224)	(704)	214	(490)	(2,088)	717	(1,371)
Total interest expense	(233)	(79)	(312)	(4,775)	3,317	(1,458)	(9,778)	4,755	(5,023)
Net interest income	$ (835)	$ 856	$ 21	$ 1,846	$ (969)	$ 877	$ 2,786	$ (115)	$ 2,671

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.

(2)	Presented on a fully tax-equivalent basis.

In the third quarter of 2009, both net interest income and margin were comparable to the linked quarter, as a modest decrease in interest income was matched by lower interest expense.  Compared to the same periods in 2008, net interest income was higher for the three and nine months ended September 30, 2009, due to moderate earning asset growth. However, a portion of the earning asset growth was the result of Peoples maintaining a higher average balance of short-term assets, primarily comprised of excess cash reserves held at the Federal Reserve Bank, due to limited opportunities for attractive long-term asset investments and Peoples’ planned paydowns of high-cost wholesale funding.  These higher balances were the key driver of the slight year-over-year reduction in net interest margin.

Total average earnings assets were $1.8 billion for the quarter ended September 30, 2009, consistent with the prior quarter as lower average loan balances were offset by higher average investment balances.  Total average loan balances continue to be impacted by reductions in residential real estate loans from loans being refinanced and sold to the secondary market.  Average commercial loan balances were down in the third quarter of 2009, compared to both the linked and prior year quarter, due mostly to charge-offs over the last twelve months.  Another significant contributor to the linked quarter decline in average loan balances was the impact of some large payoffs that occurred during the third quarter.  These reductions in average loan balances resulted in Peoples increasing the size of its investment portfolio in order to maintain interest income levels.

Loan yields continued to decline in the third quarter of 2009 from downward repricing of variable rate loans in response to the Federal Reserve’s actions to reduce short-term market interest rates, coupled with the impact of additional loans being placed on nonaccrual status.  The impact of lower loan yields was countered with an overall reduction in Peoples’ cost of funds from the repayment of higher-costing funds using other lower-cost borrowings and short-term assets, coupled with the impact of lower short-term interest rates.

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

Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2009	2009	2008	2009	2008
Provision for checking account overdrafts	$ 268	$ 234	$ 421	$ 565	$ 618
Provision for other loan losses	9,900	4,500	5,575	18,400	13,580
Total provision for loan losses	$ 10,168	$ 4,734	$ 5,996	$ 18,965	$ 14,198

As a percentage of average gross loans	0.93%	0.43%	0.54%	1.72%	1.28%

The provision for loan losses reflects amounts needed to maintain the adequacy of the allowance for loan losses based on management’s formal quarterly analysis of the loan portfolio and procedural methodology that estimates the amount of probable credit losses.  This process considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions.

Key drivers of the increase in provision for loan losses during the third quarter of 2009 were declines in commercial real estate values on existing impaired loans and loan downgrades during the quarter.  These factors accounted for $5 million and $4 million of the third quarter 2009 provision for loan losses, respectively.

Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Non-Interest Income
Deposit account service charges represented the largest source of third quarter non-interest income.  The following table details Peoples’ deposit account service charges:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2009	2009	2008	2009	2008
Overdraft fees	$ 2,094	$ 2,029	$ 2,070	$ 5,816	$ 5,278
Non-sufficient funds fees	387	369	454	1,073	1,292
Other fees and charges	222	218	237	829	861
Total deposit account service charges	$ 2,703	$ 2,616	$ 2,761	$ 7,718	$ 7,431

The amount of deposit account service charges, particularly overdraft and non-sufficient funds fees, is largely dependent on the timing and volume of customer activity.  As a result, the amount ultimately recognized by Peoples can fluctuate each quarter.  Peoples experiences some seasonal changes in overdraft and non-sufficient funds fees, primarily in the first and fourth quarters.  Typically, the volume of overdraft and non-sufficient funds fees are lower in the first quarter attributable to customers receiving income tax refunds, while volumes generally increase in the fourth quarter in connection with the holiday shopping season.

Insurance income continues to comprise a significant portion of Peoples’ non-interest income.  The following table details Peoples’ insurance income:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2009	2009	2008	2009	2008
Property and casualty insurance commissions	$ 1,986	$ 2,131	$ 2,134	$ 5,854	$ 6,045
Life and health insurance commissions	153	173	174	507	482
Credit life and A&H insurance commissions	37	39	51	99	135
Performance based commissions	13	47	11	828	862
Other fees and charges	39	15	69	90	177
Total insurance income	$ 2,228	$ 2,405	$ 2,439	$ 7,378	$ 7,701

Peoples’ insurance income consists predominantly of commission revenue from the sale of property and casualty insurance to commercial customers.  The linked quarter decline in property and casualty insurance commissions was due in part to seasonality of normal annual policy renewals.  Other significant contributors were the effects of a contracting economy on commercial insurance needs and lower pricing margins from competition within the insurance industry.  These factors also accounted for the year-over-year reduction in property and casualty insurance commissions.  The bulk of the performance based commission income is received annually by Peoples during the first quarter and is based on a combination of factors, including loss experience of insurance policies sold, production volumes and overall financial performance of the insurance industry during the preceding year.

The following tables detail Peoples’ trust and investment income and related assets under management:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2009	2009	2008	2009	2008
Fiduciary	$ 903	$ 989	$ 971	$ 2,738	$ 3,120
Brokerage	286	248	295	746	795
Total trust and investment income	$ 1,189	$ 1,237	$ 1,266	$ 3,484	$ 3,915

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2009	2009	2008	2008
Trust assets under management	$ 738,535	$ 692,823	$ 685,705	$ 734,483
Brokerage assets under management	210,743	183,968	184,301	207,284
Total managed assets	$ 949,278	$ 876,791	$ 870,006	$ 941,767

Peoples’ fiduciary and brokerage revenues both are based in part on the value of assets under management.  The changes in managed asset values over the last several quarters primarily reflects the fluctuations experienced within the global financial markets.  Management believes trust and investment income could improve modestly in the fourth quarter of 2009, given the recovery in asset values in recent months.

Mortgage banking income for the three and nine months ended September 30, 2009, were up over the same periods last year, due mostly to customers taking advantage of opportunities offered by the secondary market to refinance existing loans.  In the third quarter of 2009, refinancing activity slowed compared to the linked quarter in response to moderately higher long-term mortgage rates, resulting in reduced mortgage banking income for the third quarter from lower gains on sales of loans.  In the third quarter of 2009, Peoples sold over $15 million of residential real estate loans to the secondary market, versus $27 million in the second quarter of 2009 and $4 million in the third quarter of 2008.  Through nine months of 2009, Peoples’ secondary market loan production has been stronger than the same period in 2008, with over $82 million of residential real estate loans sold to the secondary market, compared to $25 million during the same period in 2008.

Electronic banking income is comprised mostly of revenue generated from customers using debit cards.  During the third quarter of 2009, Peoples’ customers used their debit cards to complete $71 million of transactions, consistent with the second quarter of 2009, and up versus $68 million in the third quarter of 2008.  On a year-to-date basis, debit card transactions totaled $212 million through September 30, 2009, up 5% over the $202 million completed in the first nine months of 2008.  At September 30, 2009, Peoples had 42,351 deposit relationships with debit cards, or 60% of all eligible deposit accounts, compared to 39,279 relationships, or 57% of eligible accounts, at year-end 2008 and 40,858 relationships, or 58% of eligible accounts at September 30, 2008.

Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for approximately 50% of total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2009	2009	2008	2009	2008
Base salaries and wages	$ 5,199	$ 5,106	$ 5,118	$ 15,366	$ 15,204
Employee benefits	1,242	1,216	1,044	3,698	3,065
Sales-based and incentive compensation	377	1,066	804	2,365	2,850
Stock-based compensation	35	35	80	113	439
Deferred personnel costs	(374)	(439)	(476)	(1,152)	(1,606)
Payroll taxes and other employment costs	536	515	465	1,648	1,549
Total salaries and employee benefit costs	$ 7,015	$ 7,499	$ 7,035	$ 22,038	$ 21,501

Full-time equivalent employees:
Actual at end of period	544	548	545	544	545
Average during the period	545	545	550	545	554

In 2009, Peoples limited salary increases for management, which has resulted in base salaries and wages remaining comparable to prior periods.  Sales-based and incentive compensation decreased from the linked quarter and third quarter of 2008 largely attributable to adjustments to the accruals associated with Peoples’ annual incentive award plan, which is partially based upon corporate results.  In the third quarter of 2009, employee benefit costs remained higher than the prior year periods from the continued increases in employee medical benefit costs, coupled with modestly higher pension expense.

Stock-based compensation is generally recognized over the vesting period, typically ranging from 6 months to 3 years, although Peoples must immediately recognize the entire expense for awards to employees who are eligible for retirement at the grant date.  The majority of Peoples’ stock-based compensation expense is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter and based upon the company achieving certain performance goals during the prior year.  Through September 30, 2009, Peoples did not grant any equity-based incentive awards to employees or non-employee directors.  As a result, the stock-based compensation expense recognized through nine months of 2009 was attributable to equity-based awards granted in prior years.  In comparison, stock-based compensation for the first nine months of 2008 included $127,000 of additional expense for annual incentive awards made in February 2008 to employees who were eligible for retirement on the grant date.

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

Third quarter 2009 FDIC insurance expense was significantly lower than the linked quarter, due to additional expense recognized in the second quarter for the special assessment imposed on all banks.  In comparison, FDIC insurance expense through the first nine months of 2008 was reduced by the utilization of a one-time credit received in 2007.  This credit was fully consumed in the fourth quarter of 2008.  Management expects the base amount of Peoples’ quarterly FDIC insurance expense in the near term to remain comparable to third quarter 2009 expense.  However, the Deposit Insurance Fund remains extremely low due to the higher rate of bank failures in recent periods.  As a result, the FDIC could impose additional special assessments on all insured institutions similar to the one levied in the second quarter of 2009 or increase base assessments as means of restoring the Deposit Insurance Fund to its federally mandated level.  These actions, if taken, could materially increase the total FDIC insurance expense recognized by Peoples in future quarters.

Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2009	2009	2008	2009	2008
Depreciation	$ 465	$ 534	$ 478	$ 1,515	$ 1,553
Repairs and maintenance costs	414	390	359	1,194	1,091
Net rent expense	217	194	162	611	494
Property taxes, utilities and other costs	302	378	345	1,046	1,031
Total net occupancy and equipment expense	$ 1,398	$ 1,496	$ 1,344	$ 4,366	$ 4,169

For the three and nine months ended September 30, 2009, professional fees expense was substantially higher than amounts for the same periods in 2008, due mainly to increased utilization of external legal services attributable to higher levels of under performing loans.  Contributing to the year-to-date increase were legal and consulting fees incurred in the first quarter of 2009 associated with the TARP Capital Investment and preparation of proxy materials for the Special Meeting of Shareholders and Annual Meeting of Shareholders.

Electronic banking expense was higher in the third quarter of 2009 versus the linked quarter, as bankcard processing costs in the second quarter of 2009 were reduced by a one-time discount from Peoples changing its card network membership.  On a year-to-date basis, electronic banking expense increased moderately, due to a combination of a higher level of losses from fraudulent bankcard activity and costs associated with Peoples’ internet banking services.

Income Tax Expense
For the three and nine months ended September 30, 2009, Peoples’ recognized income tax benefits of $2.6 million and $0.5 million, respectively.  These amounts included the entire $2.1 million tax benefit associated with the third quarter 2009 other-than-temporary impairment charges.

Management anticipates Peoples’ effective tax rate for the fourth quarter of 2009 will approximate 18.5% based upon current projections.  This effective tax rate differs from Peoples’ statutory corporate tax rate as a result of income from tax-exempt sources and tax benefits derived from investments in tax credit funds.

The reduction in the effective tax rate during the third quarter of 2009 from the 23.0% for the six months ended June 30, 2009, was due to a reduction in pre-tax income from higher loan loss provision without a corresponding decrease in income from tax-exempt sources.

FINANCIAL CONDITION

Cash and Cash Equivalents
Total cash and cash equivalents decreased $33.8 million in the third quarter of 2009, to $41.7 million at September 30, 2009.  The decrease reflected a planned reduction in non-core deposit balances and repayment of wholesale borrowings using excess cash balances.  In the first nine months of 2009, Peoples maintained excess cash reserves at the Federal Reserve Bank rather than federal funds sold due to more favorable current short-term interest rates.  These excess reserves, included in interest-bearing deposits in other banks on the Consolidated Balance Sheets, totaled $8.2 million and $39.5 million at September 30 and June 30, 2009, respectively.  No excess reserves were maintained in any period of 2008.

Through nine months of 2009, total cash and cash equivalents increased $6.1 million, as the majority of net cash provided by Peoples’ operating and investing activities of $21.6 million and $7.8 million, respectively, was used in financing activities.  Net cash provided by investing activities was the result of loan payments and payoffs exceeding new originations by $19.5 million, of which a portion was used for purchases of new investment securities.  Financing activities consumed $23.3 million of net cash, as Peoples reduced borrowed funds $81.7 million, which was partially offset by $66.1 million of funds from net deposit growth and the TARP Capital Investment.

In comparison, cash and cash equivalents decreased $5.6 million during the first nine months of 2008.  Investing activities consumed $68.3 million from purchases of new investment securities, of which $37.4 million was provided by financing activities and $25.2 million was generated by operating activities.  Cash from financing activities was due mostly to net deposit growth of $64.4 million allowed Peoples to reduce borrowings by $20.5 million.

Further information regarding the management of Peoples’ liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
The following table details Peoples’ available-for-sale investment portfolio, at fair value:

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2009	2009	2008	2008
Available-for-sale investment securities, at fair value:
Obligations of U.S. Treasury and
government agencies	$ 84	$ 86	$ 176	$ 183
Obligations of U.S. government sponsored agencies	7,981	8,143	8,442	14,887
Obligations of states and political subdivisions	67,318	65,953	68,930	59,511
Residential mortgage-backed securities	549,012	506,939	507,666	452,690
Commercial mortgage-backed securities	26,674	35,303	25,952	9,133
U.S. government-backed student loan pools	58,544	55,657	48,520	20,409
Bank-issued trust preferred securities	12,882	16,229	17,888	21,475
Collateralized debt obligations	329	1,863	4,422	7,312
Equity securities	3,074	3,599	2,761	3,417
Total available-for-sale investment securities	$ 725,898	$ 693,772	$ 684,757	$ 589,017
Total amortized cost	$ 704,388	$ 689,540	$ 696,855	$ 598,355
Net unrealized gain (loss)	$ 21,510	$ 4,232	$ (12,098)	$ (9,338)

Overall, the size and composition of the investment portfolio remained fairly consistent with year-end 2008.  However, throughout 2008, management grew the investment portfolio to manage interest income and liquidity levels in response to lower loan balances caused by commercial loan payoffs and charge-offs, and significant deposit growth.  Management also took action to reduce credit and interest rate exposures in Peoples’ investment portfolio, which accounted for much of the change in the investment portfolio composition since September 30, 2008.

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

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2009	2009	2008	2008
Residential	$ 164,461	$ 178,545	$ 192,133	$ 157,734
Commercial	26,274	35,303	25,952	9,133
Total fair value	$ 190,735	$ 213,848	$ 218,085	$ 166,867
Total amortized cost	$ 193,481	$ 220,535	$ 231,153	$ 178,755
Net unrealized loss	$ (2,746)	$ (6,687)	$ (13,068)	$ (11,888)

The non-agency portfolio consists entirely of first lien residential and commercial mortgages and all securities are rated AAA or equivalent by Moody’s, Standard & Poor’s or Fitch.  Approximately 96% of the portfolio consists of 2003 or earlier originations and 99% of the portfolio consists of underlying fixed-rate mortgages.

At September 30, 2009, Peoples’ investment in individual bank-issued trust preferred securities consisted of holdings of 10 unrelated issuers.  All of these securities remain current on contractual interest payment.  In addition, an aggregate of $10 million of these securities were involved in the comprehensive capital assessment conducted by federal bank supervisors in the first half of 2009 – known as the Supervisory Capital Assessment Program or “government stress test”.

Peoples also invests in collateralized debt obligation (“CDO”) securities issued by special purpose vehicles holding pools of collateral consisting of trust preferred and subordinated debt securities issued by banks, bank holding companies, insurance companies and real estate investment trusts.  The CDO securities are generally segregated into several classes, known as tranches, with the typical structure including senior, mezzanine and equity tranches.  In these structures, an investor holding the equity tranche has the first loss position.  Interest and principal collected from the collateral is distributed with a priority that provides the highest level of protection to the senior-most tranches.  In order to provide a high level of protection to the senior tranches, cash flows are diverted to higher-level tranches if certain tests are not met.

Peoples’ CDO investment has been limited to two lower mezzanine tranche CDO securities and two equity tranche CDO securities.  At September 30, 2009, these investments had aggregate book values of $1.8 and $1.0 million, respectively, and fair values of $164,000 and $165,000, respectively.  The combined book value of $2.8 million at quarter-end represented approximately 25% of their original value.

Loans
The following table details total outstanding loans:

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2009	2009	2008	2008
Loan balances:
Commercial, mortgage	$ 478,518	$ 504,826	$ 478,298	$ 490,978
Commercial, other	160,677	173,136	178,834	181,783
Real estate, mortgage	216,571	216,280	231,778	234,823
Real estate, construction	67,143	54,446	77,917	70,899
Home equity lines of credit	48,991	48,301	47,635	46,909
Consumer	94,374	95,161	87,902	85,983
Deposit account overdrafts	1,765	2,016	1,668	2,235
Total loans	$ 1,068,039	$1,094,166	$1,104,032	$ 1,113,610

Percent of loans to total loans:
Commercial, mortgage	44.8%	46.1%	43.3%	44.1%
Commercial, other	15.0%	15.8%	16.2%	16.3%
Real estate, mortgage	20.3%	19.8%	21.0%	21.1%
Real estate, construction	6.3%	5.0%	7.1%	6.4%
Home equity lines of credit	4.6%	4.4%	4.3%	4.2%
Consumer	8.8%	8.7%	7.9%	7.7%
Deposit account overdrafts	0.2%	0.2%	0.2%	0.2%
Total percentage	100.0%	100.0%	100.0%	100.0%

Depressed conditions in the commercial real estate market and general economy continued to impact commercial lending activity in the third quarter of 2009.  Commercial loan balances decreased in the third quarter of 2009 from payoffs exceeding new production, coupled with the impact of charge-offs on existing impaired loans.  At June 30, 2009, commercial real estate loan balances were higher than year-end 2008 balances as a result of construction loans being converted to permanent mortgage financing upon the completion of construction projects.  The increase in construction loan balances during the third quarter of 2009 primarily reflects advances on existing construction loans.

In the third quarter, consumer lending activity remained stronger than the prior year.  Residential real estate loan balances continue to be impacted by customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with the servicing rights retained.  Peoples’ serviced real estate loan portfolio totaled $220.6 million at September 30, 2009, compared to $213.3 million at June 30, 2009 and $181.4 million at year-end 2008.

Loan Concentration
Peoples categorizes its commercial loans according to standard industry classifications and monitors for concentrations in a single industry or multiple industries that could be impacted by changes in economic conditions in a similar manner.  Peoples’ commercial lending activities continue to be spread over a diverse range of businesses from all sectors of the economy, with no single industry comprising over 10% of Peoples’ total loan portfolio.

Loans secured by commercial real estate continue to comprise nearly half of Peoples’ loan portfolio.  The largest industrial concentrations consist of credits to borrowers in the lodging and lodging related industry and assisted living facilities and nursing home industry.  These loans had aggregate outstanding balances of $72.1 million and $47.1 million, respectively, at September 30, 2009, compared to $60.1 million and $55.0 million, respectively, at year-end 2008.  The increase in the outstanding balances of lodging related loans since year-end 2008 was the result of advances on existing loans for properties still under construction.  At September 30, 2009, a single $4.9 million lodging related loan was on nonaccrual status.  The remaining lodging related loans and all assisted living facilities and nursing home loans were performing according to their original contractual terms.

Peoples’ commercial lending activities continue to focus on lending opportunities inside its primary market areas, with loans outside Peoples’ primary market areas comprising approximately 10% of total outstanding loan balances, at both September 30, 2009 and December 31, 2008.  The majority of those out-of-market loans are still based in Ohio, West Virginia and Kentucky, with total outstanding balances of $83.5 million and $76.6 million at September 30, 2009 and year-end 2008, respectively.  In all other states, the aggregate outstanding balance in the state was less than $5.0 million, except Florida, which had outstanding balances of $7.0 million at September 30, 2009.  The Florida loans were generated primarily through existing central Ohio-based client relationships.

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

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2009	2009	2008	2008
Commercial	$ 23,218	$ 20,087	$ 19,757	$ 16,152
Real estate	1,210	1,281	1,414	1,399
Consumer	1,496	1,465	1,315	1,279
Overdrafts	325	318	445	326
Total allowance for loan losses	$ 26,249	$ 23,151	$ 22,931	$ 19,156
As a percentage of total loans	2.46%	2.12%	2.08%	1.72%

The significant allocation of the allowance to commercial loans reflects the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio.  The higher allocation in recent quarters primarily reflects the impact of distressed commercial real estate values and general economic conditions on specific reserves for impaired loans, while the elevated level of charge-offs in 2009 resulted in higher loss factors for graded loans.  The allowance allocated to the real estate and consumer loan categories is based upon Peoples’ allowance methodology for homogeneous pools of loans.  The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and changes in loan balances in each category.

The following table presents changes in Peoples’ allowance for loan losses:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2009	2009	2008	2009	2008
Allowance for loan losses:
Allowance for loan losses, beginning of period	$ 23,151	$ 24,076	$ 15,229	$ 22,931	$ 15,718
Gross charge-offs:
Commercial	6,603	5,892	1,646	15,044	9,653
Real estate	134	355	195	724	689
Consumer	395	410	247	1,019	692
Overdrafts	347	329	422	976	834
Total gross charge-offs	7,479	6,986	2,510	17,763	11,868
Recoveries:
Commercial	105	1,015	218	1,200	463
Real estate	43	84	55	175	95
Consumer	175	160	87	448	292
Overdrafts	86	68	81	292	258
Total recoveries	409	1,327	441	2,115	1,108
Net charge-offs:
Commercial	6,498	4,877	1,428	13,844	9,190
Real estate	91	271	140	549	594
Consumer	220	250	160	571	400
Overdrafts	261	261	341	684	576
Total net charge-offs	7,070	5,659	2,069	15,648	10,760
Provision for loan losses	10,168	4,734	5,996	18,966	14,198
Allowance for loan losses, end of period	$ 26,249	$ 23,151	$ 19,156	$ 26,249	$ 19,156
Ratio of net charge-offs to average loans:
Commercial	2.37%	1.77%	0.51%	1.68%	1.10%
Real estate	0.03%	0.10%	0.05%	0.07%	0.07%
Consumer	0.08%	0.09%	0.06%	0.07%	0.05%
Overdrafts	0.09%	0.09%	0.12%	0.08%	0.07%
Total	2.57%	2.05%	0.74%	1.90%	1.29%

In the third quarter of 2009, continued declines in commercial real estate values caused $17.9 million in loans to four unrelated borrowers to become under collateralized, resulting in charge-offs totaling $4.9 million.  These loans were identified as being impaired in prior quarters and charged-down to the estimated net realizable value of the collateral at that time.  Through nine months of 2009, the majority of Peoples’ charge-offs were attributable to lower collateral values and workout costs associated with seven commercial loan relationships identified as being impaired during 2008.  These losses were partially offset by a $1.0 million recovery on a single impaired commercial relationship during the second quarter of 2009.  In comparison, charge-offs through nine months of 2008 included a $6.4 million charge-down of a single $12.6 million impaired commercial real estate loan identified during the second quarter of 2008.

The combination of increased unemployment and depressed commercial real estate values in certain markets continue to adversely affect Peoples’ asset quality, as reflected by a modest increase in nonperforming assets in the third quarter of 2009.  The following table details Peoples’ nonperforming assets:

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2009	2009	2008	2008
Loans 90+ days past due and accruing:
Commercial real estate	$ 679	$ –	$ –	$ 1,852
Residential mortgage	311	242	–	–
Consumer	3	–	–	–
Total loans 90+ days past due and accruing	993	242	–	1,852
Nonaccrual loans:
Commercial real estate	33,326	35,015	36,768	30,382
Commercial and industrial	3,107	1,816	1,734	510
Residential mortgage	4,125	3,071	2,271	2,431
Home equity	574	493	543	569
Consumer	4	65	4	4
Total nonaccrual loans	41,136	40,460	41,320	33,896
Total nonperforming loans	42,129	40,702	41,320	35,748
Other real estate owned
Commercial	1,062	118	378	228
Residential	176	45	147	32
Total other real estate owned	1,238	163	525	260
Total nonperforming assets	$ 43,367	$ 40,865	$ 41,845	$ 36,008
Nonperforming loans as a percent of total loans	3.94%	3.72%	3.74%	3.21%
Nonperforming assets as a percent of total assets	2.16%	2.00%	2.09%	1.88%
Allowance for loan losses as a percent of
nonperforming loans	62.3%	56.9%	55.5%	53.6%

Peoples’ nonaccrual commercial real estate loans primarily consist of non-owner occupied commercial properties and real estate development projects.  During the third quarter of 2009, Peoples placed $10.6 million of commercial loans on nonaccrual status, of which the majority are secured by commercial real estate and the remainder secured by other business assets.  The overall increase in nonperforming assets was mostly offset by $6.6 million in charge-downs and $2.4 million in payoffs on existing nonaccrual loans.  Several of the nonperforming loans have been charged down to the estimated net realizable fair value of the underlying collateral, resulting in a lower allowance for loan losses to nonperforming loans ratio in recent quarters compared to Peoples’ historical levels.

In mid-October 2009, Peoples completed the foreclosure process on a $4.1 million nonaccrual commercial real estate loan by acquiring ownership of the property securing the loan, which will result in this amount being reclassified as “other real estate owned”.  Management continues to be proactive in resolving problem loans and remains focused on reducing nonperforming assets.  The workout process is expected to progress more slowly than normal considering approximately $24 million of the nonperforming commercial real estate loans are attributable to five unrelated borrowers and the limited activity in the commercial real estate market.

Certain nonaccrual loans are not considered impaired and are evaluated individually by Peoples.  These loans consist primarily of smaller balance homogenous consumer and residential real estate loans that are collectively evaluated for impairment.  These loans totaled $2.6 million at September 30, 2009, $1.8 million at December 31, 2008, and $2.0 million at September 30, 2008.  The following tables summarize loans classified as impaired:

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2009	2009	2008	2008
Impaired loans with an allocated allowance for loan losses	$ 15,688	$ 6,714	$ 11,504	$ 15,933
Impaired loans with no allocated allowance for loan losses	23,988	32,579	28,146	17,850
Total impaired loans	$ 39,676	$ 39,293	$ 39,650	$ 33,783
Allowance for loan losses allocated to impaired loans	$ 5,761	$ 2,600	$ 4,340	$ 1,929

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Average investment in impaired loans	$ 39,484	$ 28,016	$ 39,326	$ 22,142
Interest income recognized on impaired loans	$ –	$ 61	$ 19	$ 1,992

Peoples has not allocated a portion of the allowance for loan losses to certain impaired loans because those loans either have been written-down previously to the amount expected to be collected or possess characteristics indicative of Peoples’ ability to collect the remaining outstanding principal from the sale of collateral and/or enforcement of guarantees by the principals.

Overall, management believes the allowance for loan losses was adequate at September 30, 2009, based on all significant information currently available.  Still, there can be no assurance that the allowance for loan losses will be adequate to cover future losses or that the amount of nonperforming loans will remain at current levels, especially considering the current economic uncertainty that exists and the concentration of commercial loans in Peoples’ loan portfolio.

Deposits
The following table details Peoples’ deposit balances:

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2009	2009	2008	2008
Retail certificates of deposit	$ 561,619	$ 596,713	$ 626,195	$ 563,124
Money market deposit accounts	245,621	228,963	213,498	175,120
Interest-bearing demand accounts	206,514	206,866	187,100	199,534
Savings accounts	131,398	129,614	115,419	118,634
Total retail interest-bearing deposits	1,145,152	1,162,156	1,142,212	1,056,412
Brokered certificates of deposits	61,412	45,862	44,116	9,971
Total interest-bearing deposits	1,206,564	1,208,018	1,186,328	1,066,383
Non-interest-bearing deposits	187,011	199,572	180,040	184,474
Total deposit balances	$ 1,393,575	$ 1,407,590	$ 1,366,368	$ 1,250,857

Savings and money market balances have increased steadily over the last several quarters, due largely to customer preference for insured deposits over short-term investment alternatives.  Additional growth in money market balances occurred in the third quarter of 2009 as a result of customers choosing to reinvest funds from matured short-term certificates of deposits (“CDs”) into money market accounts, due to Peoples offering a very competitive rate on its money market accounts.

During 2008, Peoples attracted over $108 million of retail CDs from customers outside its primary market areas, as an alternative to brokered deposits and other high-cost wholesale funding.  Given the growth in low-cost and non-interest-bearing core deposits in 2009, management decided to reduce the amount of these higher-cost balances, which contributed to the reduction in retail CD balances in the third quarter of 2009.

At September 30, 2009, brokered deposits were up $15.5 million over the prior quarter-end, reflecting the issuance of additional brokered deposits to extend duration at favorable long-term interest rates.  Management may utilize brokered deposits in the future instead of other wholesale funding sources, especially those sources that require Peoples to pledge assets as collateral, depending on funding needs.

Borrowed Funds
The following details Peoples’ short-term and long-term borrowings:

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2009	2009	2008	2008
Short-term borrowings:
Retail repurchase agreements	$ 48,344	$ 48,464	$ 54,452	$ 49,161
FHLB advances	–	–	30,000	91,300
Other short-term borrowings	–	–	14,400	–
Total short-term borrowings	48,344	48,464	98,852	140,461

Long-term borrowings:
FHLB advances	132,085	142,533	148,297	133,565
National market repurchase agreements	145,000	160,000	160,000	160,000
Total long-term borrowings	277,085	302,533	308,297	293,565
Subordinated notes held by subsidiary trust	22,522	22,513	22,495	22,487
Total borrowed funds	$ 347,951	$ 373,510	$ 429,644	$ 456,513

During the third quarter of 2009, Peoples repaid maturing long-term borrowings using short-term assets.  In the first half of 2009, funds generated from retail deposit growth and the TARP Capital Investment allowed Peoples to reduce wholesale borrowings, including the elimination of overnight wholesale borrowings, which totaled $44.4 million at December 31, 2008.  The amount of retail repurchase agreements was higher at year-end 2008, due primarily to a single commercial customer moving funds from money market deposits to an overnight repurchase agreement late in the third quarter of 2008.  The level and composition of borrowed funds may change in future quarters, as management will continue to use a combination of short-term and long-term borrowings to manage the interest rate risk of the balance sheet.

Capital/Stockholders’ Equity
At September 30, 2009, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered well-capitalized institutions under banking regulations.  Since year-end 2008, regulatory capital ratios for both Peoples and Peoples Bank improved from already healthy levels, due to the TARP Capital Investment.

During the third quarter of 2009, Peoples took steps to preserve its already strong capital position by declaring a cash dividend of $0.10 per common share compared to $0.23 per common share paid in recent quarters.  The decision to reduce the quarterly cash dividend was based largely on Peoples’ desire to maintain a dividend payout consistent with earnings levels over the past two years, as well as projected short-term earning levels and long-term capital needs.  While Peoples historically has paid between 30% and 50% of quarterly earnings as dividends to shareholders, future dividend payments will be determined each quarter based upon Peoples’ performance and capital needs.

In addition to traditional capital measurements, management uses tangible capital to evaluate the adequacy of Peoples’ stockholders’ equity.  This non-GAAP financial measure and related ratios facilitate comparisons with peers since it removes the impact of intangible assets acquired through acquisitions on the Consolidated Balance Sheet.  The following table reconciles the calculation of tangible capital reported in Peoples’ consolidated financial statements:

	September 30,	June 30,	December 31,	September 30,
(in $000’s, end of period)	2009	2009	2008	2008

Tangible Equity:
Total stockholders' equity, as reported	$ 244,363	$ 238,449	$ 186,626	$ 197,094
Less: goodwill and other intangible assets	65,805	66,093	66,406	66,788
Tangible equity	$ 178,558	$ 172,356	$ 120,220	$ 130,306

Tangible Common Equity:
Tangible equity	$ 178,558	$ 172,356	$ 120,220	$ 130,306
Less: preferred stockholders' equity	38,518	38,494	-	-
Tangible common equity	$ 140,040	$ 133,862	$ 120,220	$ 130,306

Tangible Assets:
Total assets, as reported	$ 2,004,754	$ 2,039,251	$ 2,002,338	$ 1,920,388
Less: goodwill and other intangible assets	65,805	66,093	66,406	66,788
Tangible assets	$ 1,938,949	$ 1,973,158	$ 1,935,932	$ 1,853,600

Tangible Book Value per Share:
Tangible common equity	$ 140,040	$ 133,862	$ 120,220	$ 130,306
Common shares outstanding	10,371,357	10,358,852	10,333,884	10,324,573

Tangible book value per share	$ 13.50	$ 12.92	$ 11.63	$ 12.62

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$ 178,558	$ 172,356	$ 120,220	$ 130,306
Total tangible assets	$ 1,938,949	$ 1,973,158	$ 1,935,932	$ 1,853,600

Tangible equity to tangible assets	9.21%	8.74%	6.21%	7.03%

Tangible Common Equity to Tangible Assets Ratio:
Tangible common equity	$ 140,040	$ 133,862	$ 120,220	$ 130,306
Tangible assets	$ 1,938,949	$ 1,973,158	$ 1,935,932	$ 1,853,600

Tangible common equity to tangible assets	7.22%	6.78%	6.21%	7.03%

During the three and nine months ended September 30, 2009, tangible common equity increased as a result of improvement in fair value of Peoples’ available-for-sale investment portfolio.  The increase in total tangible equity since year-end 2008 reflects the impact of the TARP Capital Investment.

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

The following table illustrates the estimated impact of an immediate and sustained change in interest rates (dollars in thousands):

Increase in	Estimated Increase (Decrease)				Estimated Increase (Decrease)
Interest Rate	in Net Interest Income				in Economic Value of Equity
(in Basis Points)	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
300	$ 2,664	4.2%	$ (1,713)	(2.9)%	$ 8,263	3.1%	$ (5,386)	(2.4)%
200	2,794	4.5%	(418)	(0.7)%	12,392	4.7%	(1,048)	(0.5)%
100	1,860	3.0%	84	0.1%	8,650	3.3%	2,946	1.3%

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

During the third quarter of 2009, management increased the asset sensitive position of the balance sheet that existed in the first half of 2009.  The short duration of the investment portfolio held constant as management selectively extended maturities on the liability side of the balance sheet by issuing brokered CDs with maturities of five years or longer.  The ALCO will continue to monitor Peoples’ overall IRR position and take appropriate actions, when necessary, to preserve the current balance sheet risk position and minimize the impact of changes in interest rates on future earnings.

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

At September 30, 2009, Peoples had available borrowing capacity through its wholesale funding sources and unpledged investment securities totaling approximately $251 million that can be used to satisfy liquidity needs, up from $124 million at year-end 2008.  This liquidity position excludes the $8 million excess cash reserves being held at the Federal Reserve Bank and the impact of Peoples’ ability to obtain additional funding by either offering higher rates on retail deposits or issuing additional brokered deposits.  Management believes the current balance of cash and cash equivalents and anticipated cash flows from the investment portfolio, along with the availability of other funding sources, will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.

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

(Dollars in thousands)	September 30,	June 30,	December 31,	September 30,
	2009	2009	2008	2008
Home equity lines of credit	$ 41,098	$ 42,046	$ 40,909	$ 40,628
Unadvanced construction loans	17,529	25,412	49,615	61,614
Other loan commitments	100,457	98,532	110,670	148,795
Loan commitments	159,084	165,990	201,194	251,037

Standby letters of credit	$ 44,661	$ 46,762	$ 46,788	$ 47,609

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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of September 30, 2009.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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

Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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

On September 29, 2009, the FDIC Board of Directors adopted a notice of proposed rulemaking and request for comment that would require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and full years 2010 through 2012 on December 29, 2009.  This action was taken in connection with the adoption of an Amended Restoration Plan to meet immediate liquidity needs and return the Deposit Insurance Fund to its federally mandated level, without imposing additional special assessments.  Further, the prepayment of assessments does not prevent the FDIC from changing assessment rates or revising the risk-based assessment system in future periods.

 Peoples is generally unable to control the amount of premiums that it is required to pay for FDIC insurance.  If there are additional bank or financial institution failures, Peoples may be required to pay even higher FDIC premiums than the recently increased levels.  Additionally, the FDIC may make material changes to the calculation of the prepaid assessment from the current proposal.  Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect Peoples’ results of operations, financial condition and ability to continue to pay dividends on its common shares at the current rate or at all.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended September 30, 2009:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 31, 2009	2,460	(2)	$ 17.47	(2)	–	–
August 1 – 31, 2009	643	(2)	$ 17.71	(2)	–	–
September 1 – 30, 2009	765	(2)	$ 14.37	(2)	–	–
Total	3,868		$ 16.90		–	–

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The exhibits required to be filed with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 45.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date: October 22, 2009	By: /s/	MARK F. BRADLEY
Mark F. Bradley
President and Chief Executive Officer

Date: October 22, 2009	By: /s/	EDWARD G. SLOANE
Edward G. Sloane
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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
Incorporated herein by reference to Exhibit 10.1 to Peoples’ February 2, 2009 Form 8-K

10.1	Change in Control Agreement, adopted September 14, 2009, by and between Peoples Bancorp Inc. and Daniel K. McGill	Filed herewith

12	Statements regarding Computation of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends Appearing in Quarterly Report on Form 10-Q	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certification	Filed herewith