Form 10-K
period 2009-12-31
PEOPLES BANCORP INC
filed 2010-03-01
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)
 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes      ☐               No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes  ☐No ☒

As of June 30, 2009, the aggregate market value of the registrant’s Common Shares (the only common equity of the registrant) held by non-affiliates was $165,459,000 based upon the closing price as reported on The NASDAQ Global Select Market.  For this purpose, executive officers and directors of the registrant are considered affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practical date: 10,492,076 common shares, without par value, at February 26, 2010.

Document Incorporated by Reference:
Portions of registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 22, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
ITEM 1. BUSINESS

Corporate Overview
Peoples Bancorp Inc. is a financial holding company organized in 1980.  Peoples operates principally through its wholly-owned subsidiary, Peoples Bank, National Association (“Peoples Bank”).  At December 31, 2009, Peoples’ other wholly-owned subsidiaries included Peoples Investment Company and PEBO Capital Trust I.  Peoples Bank also owned Peoples Insurance Agency, LLC (“Peoples Insurance”) and PBNA, L.L.C., an asset management company.  Peoples Investment Company also owned Peoples Capital Corporation.

Peoples Bank was first chartered in 1902 as an Ohio banking corporation under the name “The Peoples Banking and Trust Company” in Marietta, Ohio, and was later reorganized as a national banking association under its current name in 2000.  Peoples Insurance was first chartered in 1994 as an Ohio corporation under the name “Northwest Territory Property and Casualty Insurance Agency, Inc.”  In late 1995, Peoples Insurance was awarded insurance agency powers in the State of Ohio, becoming the first insurance agency in Ohio to be affiliated with a financial institution.  Peoples Insurance was converted from an Ohio corporation to an Ohio limited liability company under its current name in December 2009.

 Peoples Investment Company, its subsidiary, Peoples Capital Corporation, and PBNA, L.L.C. were formed in 2001 to optimize Peoples’ consolidated capital position and provide new investment opportunities as a means of enhancing profitability.  These opportunities include, but are not limited to, investments in low-income housing tax credit funds or projects, venture capital and other higher risk investments, which are either limited or restricted at Peoples Bank.  Presently, the operations of these companies do not represent a material part of Peoples’ overall business activities.

Business Overview
Peoples makes available a complete line of banking, investment, insurance and trust solutions through its financial units – Peoples Bank, Peoples Insurance and Peoples Financial Advisors (a division of Peoples Bank).  These products and services include the following:

o various demand deposit accounts, savings accounts, money market accounts and certificates of deposit
o commercial, consumer and real estate mortgage loans (both commercial and residential) and lines of credit
o debit and automated teller machine (“ATM”) cards
o corporate and personal trust services
o safe deposit rental facilities
o travelers checks, money orders and cashier’s checks
o full range of life, health and property and casualty insurance products
o custom-tailored fiduciary and wealth management services

Peoples’ financial products and services are offered through its financial service locations and ATMs in Ohio, West Virginia and Kentucky, as well as telephone and internet-based banking.  Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank’s offices.  Peoples also makes available credit cards to consumers and businesses, as well as merchant credit card processing services, through joint marketing arrangements with third parties.

Since 1996, Peoples has undertaken a controlled and steady expansion strategy involving a combination of internal and external growth.  This strategy has included the opening of de novo banking and loan production offices, acquisitions of existing banking offices, both individually and as part of entire institutions, and acquisitions of two insurance agencies.  As a result, Peoples has experienced growth in total assets and its capital position, as well as expansion of its customer base and primary market area.  This strategy has also provided opportunities for Peoples to integrate non-traditional products and services, such as insurance and investments, with the traditional banking products offered to its clients.

Since 2003, Peoples has taken steps to improve operating efficiency by redirecting resources to offices and markets with greater growth potential.  These actions have included the consolidation of existing banking offices with acquired offices in close proximity to each other and sale of certain banking offices.

Recent Corporate Developments
In October 2008, the United States Department of the Treasury (the “U.S. Treasury”) established the TARP Capital Purchase Program under the authority granted by the Emergency Economic Stabilization Act of 2008 (the “EESA”), which appropriated $700 billion for the purpose of restoring liquidity and stability in the U.S. financial system.  Under the TARP Capital Purchase Program, the U.S. Treasury made $250 billion of capital available to U.S. financial institutions in the form of senior preferred stock investments and a warrant entitling the U.S. Treasury to buy the participating institution’s common stock with a market price equal to 15% of the senior preferred stock.

In late 2008, Peoples received preliminary approval from the U.S. Treasury for a capital investment of $39 million through the voluntary TARP Capital Purchase Program.  At the time of this preliminary approval, Peoples was not authorized to issue preferred shares under its Amended Articles of Incorporation.  The approved amount of capital, which represented 3% of Peoples’ total risk-weighted assets, was the maximum that Peoples was allowed to receive under the TARP Capital Purchase Program.

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

Primary Market Area and Customers
Peoples considers its primary market area to consist of the counties where it has a physical presence and neighboring counties.  This market area currently includes the counties of Athens, Belmont, Fairfield, Franklin, Gallia, Guernsey, Meigs, Morgan, Muskingum, Noble and Washington in Ohio; Cabell, Mason, Wetzel and Wood in West Virginia; and Boyd and Greenup in Kentucky.  This market area encompasses the Metropolitan Statistical Areas (“MSA”) of Parkersburg-Marietta-Vienna, WV-OH and Huntington-Ashland, WV-KY-OH, and portions of the Columbus OH and Wheeling, WV-OH MSAs.  This primary market area largely consists of rural or small urban areas with a diverse group of industries and employers.  Principal industries in this area include health care, education and other social services; plastics and petrochemical manufacturing; oil, gas and coal production; and tourism and other service-related industries.  Because of this diversity, Peoples is not dependent upon any single industry segment for its business opportunities.

Lending Activities
Peoples originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans.  In prior years, Peoples also originated and retained various credit card loans.  In 2003, Peoples sold its existing credit card portfolio and entered into joint marketing alliances to serve the credit card needs of its customers and prospects, which reduces Peoples’ risks since it does not own the loans.

Peoples’ lending activities are focused principally on lending opportunities within its primary market areas, although Peoples occasionally originates loans outside its primary markets related to existing customer relationships.  In general, Peoples retains the majority of loans it originates; however, certain longer-term fixed-rate mortgage loan originations, primarily one-to-four family residential mortgages, are sold into the secondary market.

Peoples’ loans consist of credits to borrowers spread over a broad range of industrial classifications.  At December 31, 2009, Peoples had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans nor had any loans outstanding to non-U.S. entities.

Legal Lending Limit
Federal regulations impose a limit on the aggregate amount a financial institution may lend to one borrower, including certain related or affiliated borrowers.  This legal lending limit is generally 15% of the institution’s total capital, as defined by risk-based capital regulations, plus any allowance for loan losses not already included in total capital.  At December 31, 2009, Peoples’ legal lending limit was approximately $28.4 million.  During 2009, Peoples did not extend credit to any one borrower in excess of its legal lending limit.

Commercial Lending
Commercial, financial and agricultural loans (“commercial loans”), including loans secured by commercial real estate, represent the largest portion of Peoples’ total loan portfolio, comprising approximately 63.0% of total loans at December 31, 2009.  Commercial lending inherently involves a significant degree of risk of loss since commercial loan relationships generally involve larger loan balances than other loan classes.  Additionally, repayment of commercial loans normally depends on adequate cash flows of a business, which can be negatively impacted by adverse changes in the general economy or in a specific industry.

Commercial Lending Practices. Loan terms include amortization schedules and interest rates commensurate with the purpose of each loan, the source of repayment and the risk involved.  The majority of Peoples’ commercial loans carry variable interest rates equal to an underlying index rate plus a margin.  Peoples occasionally originates commercial loans with fixed interest rates for periods generally ranging from 3 to 5 years.  The primary analytical technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows to evaluate whether the borrower’s anticipated future cash flows will be adequate to service both interest and principal due.  Additionally, collateral is reviewed to determine its value in relation to the loan.

    The Peoples Bank Board of Directors Loan Committee is required to approve loans secured by real estate of $4 million or more, loans secured by all other assets of
    $2 million or more and unsecured loans of $1 million or more.   Approval of the Peoples Bank Board of Directors Loan Committee is required for all new loans, regardless of amount, to borrowers whose aggregate debt to Peoples Bank, including the principal amount of the proposed loan, of $5 million or more.

    The Peoples Bank Board of Directors is required to approve all new loans of $10 million or more and any loan, regardless of amount, to borrowers whose aggregate debt to Peoples Bank, including the principal amount of the proposed loan, of $15 million or more.

    Peoples evaluates all commercial loan relationships whenever a new loan causes the aggregate debt to Peoples to exceed $250,000.  On an annual basis, Peoples evaluates all loan relationships whose aggregate debt to Peoples is greater than $500,000 for possible credit deterioration.  This loan review process provides Peoples with opportunities to identify potential problem loans and take proactive actions to assure repayment of the loan or minimize Peoples’ risk of loss, such as reviewing the relationship more frequently based upon the loan quality rating and aggregate debt outstanding.  Upon detection of the reduced ability of a borrower to meet cash flow obligations, the loan is reviewed for possible downgrading or placement on nonaccrual status.

Real Estate Loans
While commercial loans comprise the largest portion of Peoples’ loan portfolio, generating residential real estate loans remains a major focus of Peoples’ lending efforts, whether the loans are ultimately sold into the secondary market or retained in Peoples’ loan portfolio.  At December 31, 2009, portfolio real estate loans comprised 20.5% of total loans.  Peoples also had $1.9 million of real estate loans held for sale and was servicing $227.8 million of loans, consisting primarily of one-to-four family residential mortgages, previously sold in the secondary market.

Peoples originates both fixed-rate and adjustable-rate real estate loans.  Typically, the longer-term fixed-rate real estate loans are sold in the secondary market, with Peoples retaining servicing rights on those loans.  In select cases, Peoples may retain certain fixed-rate real estate loans or sell the loans without retaining the servicing rights.

Real Estate Lending Practices. Peoples typically requires residential real estate loan amounts to be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, which ever is lower, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 80%.  In limited circumstances,
    Peoples may lend up to 100% of the appraised value of the real estate, although such lending currently is limited to loans that qualify under established federally backed rural housing programs.  The risk conditions of real estate loans are considered during underwriting for the purposes of establishing an interest rate commensurate with the risks inherent in mortgage lending and remaining equity of the home, if any.

    Real estate loans are typically secured by first mortgages with evidence of title in favor of Peoples in the form of an attorney’s opinion of the title or a title insurance policy.  Peoples also requires proof of hazard insurance, with Peoples named as the mortgagee and loss payee.  Licensed appraisals are required for all real estate loans.

Home Equity Lines of Credit
Peoples originates home equity lines of credit that provide consumers with greater flexibility in financing personal expenditures.  At December 31, 2009, home equity lines of credit comprised 4.7% of Peoples’ total loans.  Peoples currently offers home equity lines of credit with a prime-based variable rate for the entire 10-year term of the loan.  In prior years, Peoples also offered a home equity line of credit whose terms included a fixed rate for the first five years and converting to a variable interest rate for the remaining five years.  At December 31, 2009, total outstanding principal balances and available credit amounts of these convertible rate home equity lines of credit were $16.0 million and $23.2 million, respectively, and weighted-average remaining maturity of 2.8 years.

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

Construction Loans
Peoples originates various construction loans to provide temporary financing during the construction phase for commercial and residential properties.  At December 31, 2009, construction loans comprised 3.1% of Peoples’ loan portfolio.  Construction financing is generally considered to involve the highest risk since Peoples is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction.  If the estimated construction cost proves to be inaccurate, Peoples may be required to advance funds beyond the amount originally committed to enable completion of the project.  In certain cases, such as real estate development projects, repayment of construction loans occurs as a result of subsequent sales of the developed real estate.

Construction Lending Practices. Peoples’ construction lending is focused primarily on commercial and residential projects of select real estate developers and homebuilders.  These projects include the construction of office, retail or industrial complexes and real estate development for either residential or commercial uses.  The underwriting criteria for construction loans is generally the same as for non-construction loans.

    To mitigate the risk of construction lending, Peoples requires periodic site inspections by a construction loan manager, appraiser or architect to ensure appropriate completion of the project prior to any disbursements.  Construction loans are structured to provide sufficient time to complete construction, including consideration for weather or other variables that influence completion time, although Peoples generally requires the term to be less than two years.

Consumer Lending
Peoples’ consumer lending activities primarily involve loans secured by automobiles, boats, recreational vehicles and other personal property.  At December 31, 2009, consumer loans comprised 8.5% of Peoples’ loan portfolio.

Consumer Lending Practices. Consumer loans generally involve more risk as to collectability than real estate mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral.  As a result, consumer lending collections are dependent upon the borrower’s continued financial stability, and are at more risk from adverse changes in personal circumstances.  In addition, application of various state and federal laws, including bankruptcy and insolvency laws, could limit the amount that may be recovered under these loans.  Credit approval for consumer loans typically requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, credit history and sufficient collateral for secured loans.  It is the policy of Peoples to review its consumer loan portfolio monthly and to charge-off loans that do not meet its standards, and to adhere strictly to all laws and regulations governing consumer lending.  A qualified compliance officer is responsible for monitoring regulatory compliance performance and for advising and updating loan personnel.

    Peoples makes credit life insurance and accident and health insurance available to all qualified borrowers, thus reducing risk of loss when a borrower’s income is terminated or interrupted due to accident, disability or death.

Overdraft Privilege
Peoples grants Overdraft Privilege to qualified customers.  Overdraft Privilege is a service that provides overdraft protection to retail deposit customers by establishing an Overdraft Privilege amount.  After a 30-day waiting period to verify deposit ability, each new checking account usually receives an Overdraft Privilege amount of either $400 or $700, based on the type of account and other parameters.  Once established, customers are permitted to overdraw their checking account at Peoples’ discretion, up to their Overdraft Privilege limit, with each item being charged Peoples’ regular overdraft fee.  Customers repay the overdraft with their next deposit.  Overdraft Privilege is designed to allow Peoples to fill the void between traditional overdraft protection, such as a line of credit, and “check cashing stores”.  While Overdraft Privilege generates fee income, Peoples maintains an allowance for losses from checking accounts with overdrafts deemed uncollectible.  This allowance, along with the related provision and net charge-offs, is included in Peoples’ allowance for loan losses.

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

Peoples’ investment activities are governed internally by a written, Board-approved policy, which is administered by Peoples’ Asset-Liability Management Committee (“ALCO”).  The primary purpose of Peoples’ investment portfolio is to: (1) employ excess funds not needed for loan demand; (2) provide a source of liquid assets to accommodate unanticipated deposit and loan fluctuations and overall liquidity needs; (3) provide eligible securities to secure public and trust funds; and (4) earn the maximum overall return commensurate with the investment’s risk and corporate needs.  Investment strategies to achieve these objectives are reviewed and approved by the ALCO.  In its evaluation of investment strategies, the ALCO considers various factors, including the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and Peoples’ overall interest rate sensitivity.  The ALCO also has much broader responsibilities, which are discussed in the “Interest Rate Sensitivity and Liquidity” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Item 7 of in this Form 10-K.

Funding Sources
Peoples’ primary sources of funds for lending and investing activities are interest-bearing and non-interest-bearing deposits.  Cash flows from both the loan and investment portfolios, which include scheduled payments, as well as prepayments, calls and maturities, also provide a relatively stable source of funds.  Peoples also utilizes a variety of short-term and long-term borrowings to fund asset growth and satisfy liquidity needs.  Peoples’ funding sources are monitored and managed through Peoples’ asset-liability management process, which is discussed further in the “Interest Rate Sensitivity and Liquidity” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Item 7 of this Form 10-K.

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

 Peoples occasionally obtains deposits from clients outside Peoples’ primary market area, generally in the form of certificates of deposit and often through deposit brokers.  These deposits are used to augment Peoples’ retail deposits to fund loans originated to customers located outside Peoples’ primary market area, as well as provide diversity in funding sources.  While these deposits may carry slightly higher interest costs than other wholesale funds, they do not require Peoples to secure the funds with collateral, unlike most other borrowed funds.

Additional information regarding the amounts and composition of Peoples’ deposits can be found in the “Deposits” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Item 7 of this Form 10-K and in Note 7 of the Notes to the Consolidated Financial Statements.

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

Additional information regarding the amounts and composition of Peoples’ borrowed funds can be found in the “Borrowed Funds” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Item 7 of this Form 10-K and in Notes 8 and 9 of the Notes to the Consolidated Financial Statements.

Peoples has an established statutory business trust subsidiary (PEBO Capital Trust I) that was formed for the sole purpose of issuing preferred securities and investing the proceeds in junior subordinated debt securities of Peoples.  The trust preferred securities qualify as Tier 1 capital for regulatory capital purposes, subject to certain quantitative limits and qualitative standards.  Additional information can be found in Note 10 of the Notes to the Consolidated Financial Statements.

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

Employees
At December 31, 2009, Peoples had 537 full-time equivalent employees.

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

Supervision and Regulation
Peoples and its subsidiaries are subject to extensive supervision and regulation by federal and state agencies.  The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the federal deposit insurance fund and the banking system as a whole and not for the protection of shareholders.  The following is a summary of the regulatory agencies, statutes and related regulations that have, or could have, a significant impact on Peoples’ business.  This discussion is qualified in its entirety by reference to such regulations and statutes.

Financial Holding Company
Peoples is a legal entity separate and distinct from its subsidiaries and affiliated companies.  As a financial holding company, Peoples is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The Federal Reserve Board also has extensive enforcement authority over financial holding companies.  In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices.  The Federal Reserve Board may assess civil money penalties, issue cease and desist or removal orders and require that a financial holding company divest subsidiaries, including subsidiary banks.  Peoples is also required to file reports and other information with the Federal Reserve Board regarding its business operations and those of its subsidiaries.

Subsidiary Bank
Peoples Bank is subject to regulation and examination primarily by the Office of the Comptroller of the Currency (“OCC”) and secondarily by the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”). OCC regulations govern permissible activities, capital requirements, dividend limitations, investments, loans and other matters.  The OCC has the authority to impose sanctions on Peoples Bank and, under certain circumstances, may place Peoples Bank into receivership.

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

Other Regulatory Agencies

Securities and Exchange Commission (“SEC”) and NASDAQ. Peoples is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities.  Peoples is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the
    “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the regulations promulgated thereunder, as administered by the
    SEC.  Peoples’ Common Shares are listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “PEBO” and Peoples is subject to the rules for
    NASDAQ listed companies.

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

The Federal Deposit Insurance Corporation/Depository Insurance. The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry.  Peoples Bank’s deposits are insured up to applicable limits by Deposit Insurance Fund of the FDIC and subject to deposit insurance assessments to maintain the Deposit Insurance
    Fund.

    The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a four-tier risk matrix based upon a bank’s capital level and supervisory, or CAMELS, rating.  The assessment rate determined by considering such information is then applied to the amount of the bank’s deposits to determine the bank’s insurance premiums.  An increase in the assessment rate could have a material adverse effect on the earnings of the affected insured depository institutions.  The FDIC may terminate insurance coverage upon a finding that the insured depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution’s regulatory agency.

U.S. Treasury and Special Inspector General. As a result of Peoples’ participation in the TARP Capital Purchase Program, Peoples is also subject to the regulatory authority granted to the U.S. Treasury and the Special Inspector General for the Troubled Assets Relief Program under EESA and the American Recovery and
    Reinvestment Act of 2009 (the “ARRA”), as discussed below under the caption “TARP Capital Purchase Program”.

Bank Holding Company Act
In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto.  As a result of the Gramm-Leach-Bliley Act of 1999 – also known as the Financial Services Modernization Act of 1999 –, which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the OCC) or (2) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board).  Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.  In 2002, Peoples elected, and received approval from the Federal Reserve Board, to become a financial holding company.

In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act, which is more fully discussed in the section captioned “Community Reinvestment Act” included later in this item.  In addition, financial holding companies like Peoples are permitted to acquire companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities without prior Federal Reserve Board approval.

The BHC Act and other federal and state statutes regulate acquisitions of commercial banks.  The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5% of the voting shares of a commercial bank or its parent holding company.  Under the Federal Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank.  In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the Community Reinvestment Act and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Under Federal Reserve Board policy, a financial holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary bank.  Under this policy, the Federal Reserve Board may require a financial holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to the shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice.

Capital Adequacy and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories.  The federal regulatory agencies, including the Federal Reserve Board and the OCC, have adopted substantially similar regulatory capital guidelines and regulations consistent with the requirements of FDICIA, as well as established a system of prompt corrective action to resolve certain of the problems of undercapitalized institutions.  This system is based on five capital level categories for insured depository institutions:  “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”.

The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon a bank’s capital level.  For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after it becomes “critically undercapitalized” unless the bank’s primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes.  Banking operations otherwise may be significantly affected depending on a bank’s capital category.  For example, a bank that is not “well capitalized” generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized bank must guarantee, in part, specific aspects of the bank’s capital plan for the plan to be acceptable.

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

Peoples and Peoples Bank are required to maintain sufficient capital to meet both a risk-based asset ratio test and leverage ratio test.  From time to time, the regulatory agencies may require Peoples and Peoples Bank to maintain capital above these minimum levels should certain conditions exist, such as deterioration of their financial condition or growth in assets, either actual or expected.  Additional information regarding Peoples and Peoples Bank’s risk-based capital requirements and ratios can be found in Note 17 of the Notes to the Consolidated Financial Statements.

In 2004, the Basel Committee published a new capital accord to replace its 1988 capital accord (“Basel II”).  Basel II provides two approaches for setting capital standards for credit risk, sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures.  In November 2007, the U.S. federal regulatory agencies adopted a definitive final rule for implementing Basel II in the United States.  The final rule applies only to internationally active banking organizations and organizations with consolidated total assets of at least $250 billion or consolidated on-balance sheet foreign exposures of at least $10 billion.  Currently, Peoples and Peoples Bank are not required to comply with Basel II.  In July 2008, the federal banking agencies proposed rules that would allow banks other than those subject to Basel II to elect to adopt the new risk weighting methodologies.  Until such rules are finalized, Peoples is unable to predict whether it will adopt the new standards.

Community Reinvestment Act
The Community Reinvestment Act of 1977 (the “CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice.  Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low and moderate-income individuals and communities.  Depository institutions are periodically examined for compliance with the CRA and are assigned ratings.  As of December 31, 2009, the OCC’s most recent performance evaluation of Peoples Bank resulted in an overall rating of “Outstanding”.

TARP Capital Purchase Program
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

On February 17, 2009, President Obama signed into law the ARRA enacted by the U.S. Congress.  The ARRA, among other things, imposed certain new executive compensation and corporate expenditure limits on all current and future recipients of funds under the TARP Capital Purchase Program, including Peoples, as long as any obligation arising from the financial assistance provided to the recipient under the TARP Capital Purchase Program remains outstanding, excluding any period during which the U.S. Treasury holds only warrants to purchase common stock of a TARP participation (the “Covered Period”).  On June 10, 2009, the U.S. Treasury issued an interim final rule describing how participating institutions are to comply with the executive compensation and corporate governance standards imposed by the EESA, as amended by the ARRA.  On December 7, 2009, the U.S. Treasury published technical amendments to the interim final rule (collectively, the interim final rule published on June 15, 2009 and the amendments published on December 7, 2009 are referred to as the "Interim Final Rule").

The current terms of participation in the TARP Capital Purchase Program include the following:

•
Peoples must file with the SEC a registration statement under the Securities Act registering for resale the Series A Preferred Shares or, in the event the Series A Preferred Shares are deposited with a depository at the request of the U.S. Treasury, depository shares evidencing fractional interests in the Series A Preferred Shares; the Warrant to purchase 313,505 Common Shares; and any Common Shares issued from time to time upon exercise of the Warrant.  On March 6, 2009, Peoples filed a Registration Statement on Form S-3 to register these securities, which Registration Statement became effective on April 7, 2009.

•
As long as the Series A Preferred Shares remain outstanding, unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Shares are fully paid, Peoples will not be permitted to declare or pay dividends on any Common Shares, any junior preferred shares or, generally, any preferred shares ranking pari passu with the Series A Preferred Shares (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Series A Preferred Shares), nor will Peoples be permitted to repurchase or redeem any Common Shares or preferred shares other than the Series A Preferred Shares.

•
Unless the Series A Preferred Shares have been transferred to unaffiliated third parties or redeemed in whole, until January 20, 2012, the U.S. Treasury's approval is required for any increase in Common Share dividends or any share repurchases other than repurchases of the Series A Preferred Shares, repurchases of  junior preferred shares, or repurchases of Common Shares in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice and purchases under certain other limited circumstances specified in the Securities Purchase Agreement with the U.S. Treasury.

•	Peoples must comply with the U.S. Treasury’s standards for executive compensation and corporate governance during the Covered Period. The current standards include the following:

–
compensation plans and arrangements for Senior Executive Officers (as defined in the Interim Final Rule) must not encourage unnecessary and excessive risks that threaten the value of the financial institution;

–
any bonus, retention award or incentive compensation paid (or under a legally binding obligation to pay) to a Senior Executive Officer or any of Peoples’ next 20 most highly-compensated employees based on materially inaccurate financial statements or other materially inaccurate performance metric criteria must be subject to recovery, or “clawback”, by Peoples;

–
Peoples is prohibited from paying or accruing any bonus, retention award or incentive compensation with respect to its five most highly-compensated employees, except for grants of long-term restricted stock that do not fully vest during the Covered Period and do not have a value which exceeds one-third of an employee’s total annual compensation;

–
severance payments to a Senior Executive Officer and the next five most highly-compensated employees, generally referred to as “golden parachute” payments, are prohibited , except for payments for services performed or benefits accrued;

–	compensation plans that encourage manipulation of reported earnings to enhance the compensation of any employees are prohibited;

–	Peoples is prohibited from providing (formally or informally) “gross-ups” to a Senior Executive Officer or any of Peoples’ next 20 most highly-compensated employees;

–
the U.S. Treasury may retroactively review bonuses, retention awards and other compensation previously paid to a Senior Executive Officer or any of Peoples’ next 20 most highly-compensated employees to determine whether such payments were inconsistent with the purposes of TARP or otherwise contrary to the public interest;

–	Peoples’ compensation committee consisting of independent directors must engage in risk analysis of Senior Executive Officer and all other employee compensation plans;

–	Peoples’ Board of Directors must establish a company-wide policy regarding excessive or luxury expenditures, which was adopted on August 27, 2009, and post this policy on Peoples’ website;

–
Peoples’ proxy statements for annual shareholder meetings must permit a non-binding “say on pay” shareholder vote on the compensation of executives, as disclosed pursuant to the compensation disclosure rules of the SEC;

–	executive compensation in excess of $500,000 for each Senior Executive Officer must not be deducted for federal income tax purposes;

–
Peoples must disclose to the U.S. Treasury and Peoples’ primary regulator the amount, nature and justification for offering to any of Peoples’ five most highly-compensated employees any perquisites whose total value exceeds $25,000;

–
Peoples must disclose to the U.S. Treasury and Peoples’ primary regulator whether Peoples’ Board of Directors or the Compensation Committee engaged a compensation consultant and the service performed by that compensation consult and any of its affiliates;

–
Peoples must disclose to the U.S. Treasury the identity of Peoples’ Senior Executive Officers and next 20 most highly-compensated employees, identified by name and title and ranked in descending order of annual compensation;

–	Peoples must limit any Employee Compensation Plan (as defined in the Interim Final Rule) that unnecessarily exposes Peoples to risk; and

–	Peoples must comply with the executive compensation reporting and recordkeeping requirements established by the U.S. Treasury.

The ARRA permits such TARP recipients, subject to consultation with the appropriate federal banking agency, to repay to the U.S. Treasury any financial assistance received under the TARP Capital Purchase Program without penalty, delay or the need to raise additional replacement capital.

Detailed information regarding the Series A Preferred Shares and the Warrant can be found in Note 11 of the Notes to the Consolidated Financial Statements.

Dividend Restrictions
Current federal banking regulations impose restrictions on Peoples Bank’s ability to pay dividends to Peoples.  These restrictions include a limit on the amount of dividends that may be paid in a given year without prior approval of the OCC and a prohibition on paying dividends that would cause Peoples Bank’s total capital to be less than the required minimum levels under the risk-based capital requirements imposed by the OCC.  Peoples Bank’s regulators may prohibit the payment of dividends at any time if the regulators determine the dividends represent unsafe and/or unsound banking practices or reduce Peoples Bank’s total capital below adequate levels.  For further discussion regarding regulatory restrictions on dividends, see Note 17 of the Notes to the Consolidated Financial Statements.

Peoples’ ability to pay dividends to its shareholders may also be restricted.  Current Federal Reserve Board policy requires a financial holding company to act as a source of financial strength to each of its banking subsidiaries.  Under this policy, the Federal Reserve Board may require Peoples to commit resources or contribute additional capital to Peoples Bank, which could restrict the amount of cash available for dividends.   In 2009, the Federal Reserve Board issued guidance and regulations on the declaration and payment of dividends by bank holding companies, which included conditions under which a bank holding company must provide advance notification of its intention to declare and pay dividends.

Peoples also has entered into certain agreements that place restrictions on dividends.  Specifically, Peoples will be prohibited from paying dividends on its Common Shares if it suspends interest payments related to the trust preferred securities issued by its trust subsidiary.  Additional information regarding Peoples’ trust subsidiary can be found in Note 10 of the Notes to the Consolidated Financial Statements.  The dividend rights of holders of Peoples’ Common Shares are also qualified and subject to the dividend rights of holders of Series A Preferred Shares described above under the caption “Supervision and Regulation – TARP Capital Purchase Program”.

Even when the legal ability exists, Peoples or Peoples Bank may decide to limit the payment of dividends in order to retain earnings for corporate use.

Customer Privacy and Other Consumer Protections
Peoples Bank is subject to regulations limiting the ability of financial institutions to disclose non-public information about consumers to nonaffiliated third parties.  These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated party.  Peoples Bank is also subject to numerous federal and state laws aimed at protecting consumers, including the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Bank Secrecy Act, the Community Reinvestment Act and the Fair Credit Reporting Act.

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

Regulatory Reform
In June 2009, President Obama’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States.  Key aspects of the proposed reforms include, among other things, proposals to: (i)  reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii)  combine the OCC and the Office of Thrift Supervision into a national bank supervisor with a unified federal bank charter; (iii)  expand the current eligibility requirements for financial holding companies so that a financial holding company must be “well capitalized” and “well managed” on a consolidated basis; (iv)  create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; (v)  further limit the ability of banks to engage in transactions with affiliates; and (vi)  subject all “over-the-counter” derivatives markets to comprehensive regulation.

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the financial institutions, including rules and regulations related to the Obama administration’s proposals.  Separate comprehensive financial reform bills intended to address the proposals of the Obama administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate.  Peoples cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which Peoples’ business activities could be affected.

Website Access to Peoples’ SEC Filings
Peoples maintains an Internet website at www.peoplesbancorp.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Peoples’ Internet website into this Form 10-K).  Peoples makes available free of charge on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after Peoples electronically files each such report or amendment with, or furnishes it to, the SEC.

ITEM 1A.  RISK FACTORS

The following are certain risks that management believes are specific to Peoples’ business.  This should not be viewed as an all-inclusive list of risks or presenting the risk factors listed in any particular order.

•	Current conditions in the financial markets, the real estate markets and economic conditions generally may adversely affect Peoples’ business.
Beginning in the latter half of 2007 and continuing into 2010, negative developments in the capital markets resulted in uncertainty in the financial markets and an economic downturn.  The housing market declined, resulting in decreasing home prices and increasing delinquencies and foreclosures.  The credit performance of mortgage and construction loans resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  The declines in the performance and value of mortgage assets encompassed all mortgage and real estate asset types, leveraged bank loans and nearly all other asset classes, including equity securities.  These write-downs have caused many financial institutions to seek additional capital or to merge with larger and stronger institutions.  Some financial institutions have failed.

Concerns over the stability of the financial markets and the economy have resulted in decreased lending by some financial institutions to their customers and to each other.  This tightening of credit has led to increased loan delinquencies, lack of customer confidence, increased market volatility and a widespread reduction in general business activity.  Competition among depository institutions for deposits has increased significantly, and access to deposits or borrowed funds has decreased for many institutions.  It has also become more difficult to assess the creditworthiness of customers and to estimate the losses inherent in Peoples’ loan portfolio.

The United States remains in a recession.  Business activity across a wide range of industries and regions is greatly reduced, and local governments and many companies are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets.  A worsening of current conditions would likely adversely affect Peoples’ business and results of operations, as well as those of its customers.  As a result, Peoples may experience increased foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

•	Enactment of new legislation and increased regulatory oversight may significantly affect Peoples’ financial condition and results of operations.
The Federal Reserve Board, U.S. Congress, the U.S. Treasury, the FDIC and others have taken numerous actions to address the current liquidity and credit situation in the financial markets.  These measures include actions to encourage loan restructuring and modification for homeowners; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; and coordinated efforts to address liquidity and other weaknesses in the banking sector.  The long-term effect of actions already taken as well as new legislation is unknown.  Continued or renewed instability in the financial markets could weaken public confidence in financial institutions and adversely affect Peoples’ ability to attract and retain new customers.

Further, the U.S. Congress is considering several legislative proposals that, if enacted, could cause Peoples to make adverse changes to its business practices related to loans and deposits.  Specifically, proposed legislation would alter contractual rights and obligations of both Peoples and its customers under existing loan contracts by reducing amounts customers are required to pay or limiting Peoples’ ability to foreclose on collateral.  Other legislation would impact how Peoples assesses certain fees on deposit accounts, such as overdraft fees.   There can be no assurance that future legislation will not significantly impact Peoples’ ability to collect on its current loans and/or foreclose on collateral or require changes to business practices that would reduce the amount of revenue recognized in future periods.

•	Adverse changes in national and/or local economic and political conditions could impact Peoples’ earnings and financial condition.
Peoples’ success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental fiscal and monetary policies.  Inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond Peoples’ control may adversely affect its asset quality, deposit levels and loan demand and, therefore, Peoples’ financial condition and results of operations.  Because a significant amount of Peoples’ loans are secured by either commercial or residential real estate, additional decreases in real estate values could adversely affect the value of property used as collateral and Peoples’ ability to sell the collateral upon foreclosure.  Adverse changes in the economy may also have a negative effect on the ability of Peoples’ borrowers to make timely repayments of their loans, which would have an adverse impact on Peoples’ earnings and cash flows.

The local economies of the majority of Peoples’ market area historically have been less robust than the economy of the nation as a whole and typically are not subject to the same fluctuations as the national economy.  Adverse economic conditions in Peoples’ market area, including the loss of certain significant employers, could reduce Peoples’ growth rate, affect borrowers’ ability to repay their loans and generally affect Peoples’ financial condition and results of operations.  Furthermore, continued declines in real estate values could cause additional loans to become under-collateralized and require further increases to the allowance for loan losses.

•	Adverse changes in the financial markets may adversely impact Peoples’ results of operations.
The global financial markets have experienced increased volatility and an overall loss of investor confidence for the last two years.  While Peoples generally invests in securities with limited credit risk, certain investment securities Peoples hold possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages, debt obligations and other similar asset-backed assets.  Regardless of the level of credit risk, all investment securities are subject to changes in market value due to changing interest rates and implied credit spreads.

Over the last few years, structured investments, like Peoples’ collateralized debt obligations, have been subject to significant market volatility due to the uncertainty of the credit ratings, deterioration in credit losses occurring within certain types of residential mortgages, changes in prepayments of the underlying collateral and the lack of transparency related to the investment structures and the collateral underlying the structured investment vehicles.  These conditions have resulted in Peoples’ recognizing impairment charges on certain investment securities during 2007, 2008 and 2009.  Given recent market conditions and changing economic factors, Peoples may be required to recognize additional impairment changes on securities held in its investment portfolio in the future.

•	Recent levels of market volatility are unprecedented.
For more than two years, the capital and credit markets have been experiencing unprecedented levels of volatility. In some cases, share prices and credit availability for certain issuers have declined without regard to those issuers’ underlying financial strength.  If current levels of market disruption and volatility continue or worsen, Peoples may experience a material adverse effect on its ability to access capital and on its business, financial condition and results of operations.

•	Defaults by larger financial institutions could adversely affect Peoples’ business, earnings and financial condition.
The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between and among the institutions.  As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions.  This “systemic risk” may adversely affect Peoples’ business.

Additionally, Peoples’ investment portfolio continues to include investments in individual bank-issued trust preferred securities and collateralized debt obligations, comprised mostly of bank-issued trust preferred securities.   Under current market conditions, the fair value of these security types is based predominately on the present value of cash flows expected to be received in future periods.  Significant defaults by other financial institutions could adversely affect conditions within the financial services industry, thereby causing investors to require higher rates of return for these investments.  These factors could cause Peoples to recognize additional impairment losses on its investment in bank-issued trust preferred securities in future periods.

•	Increases in FDIC insurance premiums may have a material adverse affect on Peoples’ earnings.
The number of bank failures increased significantly in 2008 and 2009, which dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund.  Also during this period, the FDIC and U.S. Congress have instituted two temporary programs to further insure customer deposits at FDIC-member banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and non-interest-bearing transactional accounts are fully insured (unlimited coverage).  These actions have placed additional stress on the Deposit Insurance Funds.  On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except Individual Retirement Accounts and certain other retirement accounts, which will remain at $250,000 per depositor.

Since late 2008, the FDIC has taken various actions intended to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund.  These actions included increasing assessment rates for all insured institutions, requiring riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels, imposing a special assessment on all insured depository institutions for the second quarter of 2009 and requiring insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and full years 2010 through 2012 on December 29, 2009.  In January 2010, the FDIC issued an advance notice of proposed rule-making asking for comments on how the FDIC’s risk-based deposit insurance assessment system could be changed to include the risks of certain employee compensation as criteria in the assessment system.

Peoples has limited ability to control the amount of premiums it is required to pay for FDIC insurance.  If there are additional financial institution failures, the FDIC may be required to increase assessment rates from the recently increased levels or take actions similar to those taken during 2009.  As a result, insured depository institutions, including Peoples, may be required to pay even higher FDIC premiums in future periods.  Increases in FDIC insurance premiums may materially adversely affect Peoples’ results of operations and ability to continue to pay dividends on its common shares at the current rate or at all.

•	The Series A Preferred Shares impact net income available to Peoples’ common shareholders, and the Warrant may be dilutive to Peoples’ common shareholders.
The additional capital Peoples raised through its participation in the TARP Capital Purchase Program has provided further funding for its lending activities.  Management also believes this capital has improved investor perceptions with regard to Peoples’ financial position.  However, such capital has increased Peoples’ equity and the number of dilutive outstanding common shares.  In addition, the dividends declared and the accretion of discount on the Series A Preferred Shares reduces the net income available to Peoples’ common shareholders and earnings per common share.  The Series A Preferred Shares will also receive preferential treatment in the event of Peoples’ liquidation, dissolution or winding up.  Additionally, the ownership interest of Peoples’ existing common shareholders will be diluted to the extent the Warrant Peoples issued to the U.S. Treasury is exercised.  Although the U.S. Treasury has agreed not to vote any of the common shares it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any common shares acquired upon exercise of the Warrant is not bound by this agreement.

•	If Peoples is unable to redeem the Series A Preferred Shares after five years, the cost of this capital will increase substantially.
If Peoples is unable to redeem the Series A Preferred Shares prior to February 15, 2014, the cost of this capital will increase substantially on that date, from 5.0% per annum to 9.0% per annum.  Depending on Peoples’ financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Shares could have a material negative effect on Peoples’ liquidity.

•	Changes in interest rates may adversely affect Peoples’ profitability.
Peoples’ earnings are dependent to a significant degree on net interest income, which is the amount by which interest income exceeds interest expense.  Interest rates are highly sensitive to many factors that are beyond Peoples’ control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board.  Changes in monetary policy, including changes in interest rates, could influence not only the interest Peoples receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) Peoples’ ability to originate loans and obtain deposits, (ii) the fair value of Peoples’ financial assets and liabilities, and (iii) the average duration of Peoples’ mortgage-backed securities portfolio.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, Peoples’ net interest income and, therefore, earnings could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

In deciding whether to extend credit or enter into other transactions with customers and counterparties, Peoples may rely on information provided to us by customers and counterparties, including financial statements and other financial information.  Peoples may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors.  For example, in deciding whether to extend credit to a business, Peoples may assume that the customer’s audited financial statements conform with accounting principles generally accepted in the United States (“US GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer.  Peoples may also rely on the audit report covering those financial statements.  Peoples’ financial condition, results of operations and cash flows could be negatively impacted to the extent that Peoples relies on financial statements that do not comply with US GAAP or on financial statements and other financial information that are materially misleading.

•	Peoples’ allowance for loan losses may be insufficient.
Peoples maintains an allowance for loan losses to provide for probable loan losses based on management’s quarterly analysis of the loan portfolio.  The determination of the allowance for loan losses requires management to make various assumptions and judgments about the collectibility of Peoples’ loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans.  Additional information regarding Peoples’ allowance for loan losses methodology and the sensitivity of the estimates can be found the discussion of Peoples’ “Critical Accounting Policies” included in Item 7 of this Form 10-K.

Peoples’ estimation of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond Peoples’ control, and these losses may exceed current estimates.  Peoples cannot fully predict the amount or timing of losses or whether the loan loss allowance will be adequate in the future.

If Peoples’ assumptions prove to be incorrect, Peoples’ allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio, resulting in additions which could have a material adverse impact on Peoples’ financial condition and results of operations.  In addition, federal and state regulators periodically review Peoples’ allowance for loan losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management.  Any increase in the provision for loan losses would decrease Peoples’ pretax and net income.

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
Peoples experiences significant competition in originating loans, principally from other commercial banks, savings associations and credit unions.  Several of Peoples’ competitors have greater resources, larger branch systems and a wider array of banking services.  This competition could reduce Peoples’ net income by decreasing the number and size of loans that Peoples originates and the interest rates it may charge on these loans.  Moreover, technology and other changes are allowing businesses and individuals to utilize alternative methods to complete financial transactions that historically have involved banks.  For example, consumers can now maintain funds in brokerage accounts or mutual funds that in the past had been held as bank deposits.  Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks.  The process of eliminating the use of banks to complete financial transactions could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.  The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on Peoples’ financial condition and results of operations.  For a more complete discussion of Peoples’ competitive environment, see “Competition” in Item 1 of this Form 10-K.  If Peoples is unable to compete effectively, Peoples would lose market share, which could reduce income generated from deposits, loans and other products.

•	Peoples’ ability to pay dividends is limited.
Peoples is a separate and distinct legal entity from Peoples’ subsidiaries.  Peoples receives nearly all of its revenue from dividends from Peoples Bank, which are limited by federal banking laws and regulations.  These dividends also serve as the primary source of funds to pay dividends on Peoples’ common shares.  The inability of Peoples Bank to pay sufficient dividends to Peoples could have a material, adverse effect on its business.  In addition, Peoples’ participation in the U.S. Treasury’s TARP Capital Purchase Program currently restricts the ability to increase the dividend payable to holders of common shares above $0.23 per share without prior approval of the U.S. Treasury.  Further discussion of Peoples’ ability to pay dividends can be found under the captions “Supervision and Regulation – TARP Capital Purchase Program” and “Supervision and Regulation – Dividend Restrictions” in Item 1 of this Form 10-K and Note 17 of the Notes to the Consolidated Financial Statements.

•	Government regulation significantly affects Peoples’ business.
The banking industry is heavily regulated under both federal and state law.  Peoples is subject to regulation and supervision by the Federal Reserve Board, and Peoples Bank is subject to regulation and supervision by the OCC, and secondarily the FDIC.  These regulations are primarily intended to protect depositors and the federal deposit insurance funds, not Peoples’ common shareholders.  Peoples’ non-bank subsidiaries are also subject to the supervision of the Federal Reserve Board, in addition to other regulatory and self-regulatory agencies including the SEC and state securities and insurance regulators.  Regulations affecting banks and financial services businesses are undergoing continuous change, and management cannot predict the effect of those changes.  Regulations and laws may be modified at any time, and new legislation may be enacted that affects Peoples and its subsidiaries.  Any modifications or new laws could adversely affect Peoples’ business.  Further information about government regulation of Peoples’ business can be found under the caption “Supervision and Regulation” in Item 1 of this Form 10-K.

Legislation has been proposed on both the federal and the state levels that could substantially increase the regulation of the financial services industry.  A substantial overhaul of the regulatory system in the United States is possible within the next few years.  Peoples is unable to predict the likelihood, timing or details of any of these initiatives.  Any such action could affect Peoples in unpredictable ways and have a material adverse effect on its financial condition and results of operations.

•	Peoples is subject to several restrictions on compensation paid to Peoples’ executive officers because of its participation in the TARP Capital Purchase Program.
As a recipient of government funding under the TARP Capital Purchase Program, Peoples must comply with the executive compensation and corporate governance standards imposed by the ARRA and the standards established by the Secretary of the Treasury under the ARRA.  The restrictions on executive compensation under these standards are more fully described in Item 1 of this Form 10-K under the caption “Supervision and Regulation – TARP Capital Purchase Program.”  These standards could impact Peoples’ ability to hire or retain key executives or cause Peoples to make material changes to its current compensation plans and philosophy that could result in higher compensation costs in future periods.

•	Peoples’ business could be adversely affected by material breaches in security of its systems.
Peoples collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third party service providers.  Peoples has security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible.  Peoples also has implemented security controls to prevent unauthorized access to the computer systems and requires Peoples’ third party service providers to maintain similar controls.  However, management cannot be certain these measures will be successful.  A security breach of the computer systems and release of confidential information, such as customer account numbers and related information, could negatively affect customers’ confidence in Peoples, which may cause a loss of business, and could result in Peoples’ incurring financial losses for any fraudulent transactions completed by third parties due to the security breach.

•	Anti-takeover provisions may delay or prevent an acquisition or change in control by a third party.
Provisions in the Ohio General Corporation Law and Peoples’ amended articles of incorporation and code of regulations, including a staggered board and a supermajority vote requirement for significant corporate changes, could discourage potential takeover attempts and make attempts by shareholders to remove Peoples’ Board of Directors and management more difficult.  These provisions may also have the effect of delaying or preventing a transaction or change in control that might be in the best interests of Peoples’ shareholders

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Peoples’ sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property.  In Ohio, Peoples Bank operates offices in Marietta (4 offices), Belpre (2 offices), Lowell, Reno, Nelsonville, Athens (3 offices), The Plains, Middleport, Pomeroy (2 offices), Gallipolis, Cambridge (2 offices), Byesville, Quaker City, Flushing, Caldwell, McConnelsville, Baltimore, Carroll, Lancaster (2 offices), Westerville and Zanesville.  In West Virginia, Peoples Bank operates offices in Huntington (2 offices), Parkersburg (3 offices), Vienna, Point Pleasant (2 offices), New Martinsville (2 offices) and Steelton.  In Kentucky, Peoples Bank’s office locations include Greenup, Summit, Ashland and Russell.  Of these 45 offices, 15 are leased and the rest are owned by Peoples Bank.

Peoples Insurance Agency rents office space in various Peoples Bank offices.  In addition, Peoples Insurance Agency leases office buildings in Marietta, Ohio, and Ashland, Kentucky.

Rent expense on the leased properties totaled $894,000 in 2009, which excludes intercompany rent expense.  The following are the only properties that have a lease term expiring on or before June 2011:

Location	Address	Lease Expiration Date (a)

Westerville Office	515 Executive Campus Drive Westerville, Ohio	April 2010

Lancaster Wheeling Street Office	117 West Wheeling Street Lancaster, Ohio	June 2010
Athens Union Street Office	152 West Union Street Athens, Ohio	January 2011

Lancaster Fair Avenue Office	2211 West Fair Avenue Lancaster, Ohio	March 2011

Marietta Kroger Office	40 Acme Street Marietta, Ohio	March 2011

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Peoples’ common shares are traded on The NASDAQ Global Select Market under the symbol PEBO.  At December 31, 2009, Peoples had 1,187 shareholders of record.  The table presented below provides the high and low sales prices for Peoples’ common shares as reported on The NASDAQ Global Select Market and the cash dividends per share declared for the indicated periods.

	High Sales	Low Sales	Dividends Declared
2009
Fourth Quarter	$13.52	$8.51	$0.10
Third Quarter	18.70	13.05	0.10
Second Quarter	19.01	12.25	0.23
First Quarter	19.92	7.25	0.23

2008
Fourth Quarter	$22.92	$13.59	$0.23
Third Quarter	29.25	17.33	0.23
Second Quarter	25.75	18.33	0.23
First Quarter	26.10	20.38	0.22

Peoples plans to continue to pay quarterly cash dividends, subject to certain regulatory restrictions described in Note 17 of the Notes to the Consolidated Financial Statements, as well as in the sections captioned “Supervision and Regulation-TARP Capital Purchase Program” and “Supervision and Regulation-Dividend Restrictions” of Item 1 of this Form 10-K. On January 28, 2010, Peoples’ Board of Directors determined that, effective with the first calendar quarter of 2010, the decision as to whether a cash dividend should be declared in respect of Peoples’ common shares would be made in the third month of each calendar quarter.  Any dividends so declared would be paid to shareholders in the subsequent month.  Historically, Peoples’ Board of Directors had declared a cash dividend in respect of Peoples' common shares, when appropriate, in the second month of each calendar quarter.

Issuer Purchases of Equity Securities
The following table details Peoples’ repurchases and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended December 31, 2009:

	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – 31, 2009	2,727	(2)	$ 11.55	(2)	–	–
November 1 – 30, 2009	–		$ –		–	–
December 1 – 31, 2009	2,806	(2)	$ 9.98	(2)	–	–
Total	5,533		$ 10.75		–	–

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

The following line graph compares the five-year cumulative total shareholder return of Peoples’ common shares, based on an initial investment of $100 on December 31, 2004, and assuming reinvestment of dividends, against that of an index comprised of all domestic common shares traded on The NASDAQ Stock Market (“NASDAQ Stocks (U.S. Companies)”), and an index comprised of all depository institutions (SIC Code #602) and depository institution holding companies (SIC Code #671) that are traded on The NASDAQ Stock Market (“NASDAQ Bank Stocks”).

COMPARISON OF FIVE-YEAR TOTAL RETURN AMONG
PEOPLES BANCORP INC., NASDAQ STOCKS (U.S. COMPANIES),
AND NASDAQ BANK STOCKS

	At December 31,
	2004	2005	2006	2007	2008	2009
Peoples Bancorp Inc.	$100.00	$107.00	$114.53	$ 99.26	$ 79.69	$ 42.31
NASDAQ Stocks (U.S. Companies)	$100.00	$102.14	$112.19	$121.68	$ 58.64	$ 84.28
NASDAQ Bank Stocks	$100.00	$ 97.69	$109.64	$ 86.90	$ 63.36	$ 53.09

ITEM 6.  SELECTED FINANCIAL DATA
The information below has been derived from Peoples’ Consolidated Financial Statements.

	At or For the Year Ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007	2006	2005
Operating Data
Total interest income	$102,105	$106,227	$113,419	$108,794	$95,775
Total interest expense	40,262	47,748	59,498	55,577	43,469
Net interest income	61,843	58,479	53,921	53,217	52,306
Provision for loan losses	25,721	27,640	3,959	3,622	2,028
Net impairment loss on investment securities	(7,707)	(4,260)	(6,170)	–	–
Net gain on securities and asset transactions	1,343	2,424	184	746	697
Total non-interest income	32,050	32,097	31,350	30,379	28,470
FDIC insurance expense	3,442	361	146	143	147
Other non-interest expense	55,240	53,124	51,306	51,154	51,195
Preferred dividends (1)	1,876	–	–	–	–
Net income available to common shareholders	$2,314	$7,455	$18,314	$21,558	$20,499

Balance Sheet Data
Total assets	$2,001,827	$2,002,338	$1,885,553	$1,875,255	$1,855,277
Investment securities	751,866	708,753	565,463	548,733	589,313
Gross loans	1,052,058	1,104,032	1,120,941	1,132,394	1,071,876
Allowance for loan losses	27,257	22,931	15,718	14,509	14,720
Total intangible assets	65,599	66,406	68,029	68,852	69,280
Non-interest-bearing deposits	198,000	180,040	175,057	170,921	162,729
Retail interest-bearing deposits	1,152,503	1,142,212	951,731	933,480	884,771
Brokered deposits	45,383	44,116	59,589	129,128	41,786
Short-term borrowings	76,921	98,852	222,541	194,883	173,696
Long-term borrowings	246,113	308,297	231,979	200,793	362,466
Junior subordinated notes held by subsidiary trusts	22,530	22,495	22,460	29,412	29,350
Preferred stockholders' equity (1)	38,543	–	–	–	–
Common stockholders' equity	205,425	186,626	202,836	197,169	183,077
Tangible assets (2)	1,936,228	1,935,932	1,817,524	1,806,403	1,785,997
Tangible common equity (2)	$139,826	$120,220	$134,807	$128,317	$113,797

Per Share Data
Earnings per common share – Basic	$0.22	$0.72	$1.75	$2.03	$1.96
Earnings per common share – Diluted	0.22	0.72	1.74	2.01	1.94
Cash dividends paid on common shares	0.66	0.91	0.88	0.83	0.78
Book value at end of period	19.80	18.06	19.70	18.51	17.40
Tangible book value at end of period (2)	$13.48	$11.63	$13.09	$12.05	$10.82
Weighted-average common shares outstanding - Basic	10,363,975	10,315,263	10,462,933	10,606,570	10,444,854
Weighted-average common shares outstanding - Diluted	10,374,792	10,348,579	10,529,634	10,723,933	10,581,019
Common shares outstanding at end of period	10,374,637	10,333,884	10,296,748	10,651,985	10,518,980

	At or For the Year Ended December 31,
	2009	2008	2007	2006	2005
Significant Ratios
Return on average assets	0.21%	0.39%	0.98%	1.15%	1.12%
Return on average common stockholders’ equity	1.17	3.67	9.21	11.33	11.52
Net interest margin	3.48	3.51	3.32	3.29	3.32
Efficiency ratio	60.14	56.30	57.07	57.51	59.05
Dividend payout ratio	298.23	127.03	50.38	41.09	40.01
Average stockholders’ equity to average assets	11.50	10.62	10.62	10.18	9.73
Average loans to average deposits	77.97%	88.10%	93.52%	94.80%	94.92%

Asset Quality
Allowance for loan losses to total loans	2.59%	2.08%	1.40%	1.28%	1.37%
Allowance for loan losses to nonperforming loans	79.3	55.5	168.0	145.0	225.2
Nonperforming loans to total loans	3.27	3.74	0.83	0.88	0.61
Nonperforming assets to total assets	2.03	2.09	0.51	0.53	0.37
Nonperforming assets to total
loans and other real estate owned	3.85	3.79	0.87	0.88	0.64
Net charge-offs to average loans	1.96	1.83	0.25	0.35	0.21
Provision for loan losses to average loans	2.35%	2.48%	0.35%	0.33%	0.19%

Capital Information
Tier 1 capital ratio	15.49%	11.88%	11.91%	11.98%	11.60%
Tier 1 common ratio	10.58	10.17	10.18	9.80	9.26
Total risk-based capital ratio	16.80	13.19	13.23	13.17	12.90
Leverage ratio	10.06	8.18	8.48	8.90	8.10
Tangible common equity to tangible assets (2)	7.22%	6.21%	7.42%	7.10%	6.37%

(1)
Amounts relate to preferred shares issued and sold by Peoples in connection with its participation in the TARP Capital Purchase Program.  Additional information regarding the preferred shares can be found in Note 11 of the Notes to the Consolidated Financial Statements.

(2)
These amounts represent non-GAAP measures since they exclude the balance sheet impact of intangible assets acquired through acquisitions on both total stockholders’ equity and total assets.  Additional information regarding the calculation of these measures can be found later in the Management’s Discussion and Analysis section under the caption “Capital/Stockholders’ Equity”.

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

(2)	competitive pressures among financial institutions or from non-financial institutions, which may increase significantly;
(3)	changes in the interest rate environment, which may adversely impact interest margins;
(4)	changes in prepayment speeds, loan originations, sale volumes and charge-offs, which may be less favorable than expected and adversely impact the amount of interest income generated;
(5)	general economic conditions and weakening in the real estate market, either nationally or in the states in which Peoples and its subsidiaries do business, which may be less favorable than expected;
(6)	political developments, wars or other hostilities, which may disrupt or increase volatility in securities markets or other economic conditions;
(7)	legislative or regulatory changes or actions, which may adversely affect the business of Peoples and its subsidiaries;
(8)	changes in accounting standards, policies, estimates or procedures may adversely affect Peoples’ reported financial condition or results of operations;
(9)	adverse changes in the conditions and trends in the financial markets, which may adversely affect the fair value of securities within Peoples’ investment portfolio;
(10)	a delayed or incomplete resolution of regulatory issues that could arise;
(11)	Peoples’ ability to receive dividends from its subsidiaries;
(12)	Peoples’ ability to maintain required capital levels and adequate sources of funding and liquidity;
(13)	the impact of larger or similar financial institutions encountering problems, which may adversely affect the banking industry and/or Peoples;
(14)	the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity;
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

•
Peoples recognized other-than-temporary impairment losses on certain investment securities, totaling $7.7 million, $4.3 million and $6.2 million in 2009, 2008 and 2007, respectively.  These impairment losses related to Peoples’ investments in collateralized debt obligation (“CDO”) securities, individual bank-issued trust preferred securities and preferred stocks issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).

•
During 2009, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) took steps to rebuild the Deposit Insurance Fund, which has been reduced substantially by the higher rate of bank failures in 2008 and 2009 compared to recent years.  These actions affected all FDIC-insured depository institutions and included increasing base assessment rates beginning April 1, 2009, collecting a one-time special assessment on September 30, 2009, and requiring the prepayment of assessments for fourth quarter 2009 and full years 2010 through 2012 on December 29, 2009.  As a result of the FDIC’s actions, Peoples recorded FDIC insurance expense of $3.4 million in 2009, of which $930,000 related to the special assessment, versus $361,000 and $146,000 in 2008 and 2007, respectively.  Additionally, Peoples prepaid $9.0 million of FDIC assessments on December 29, 2009, which was recorded as a prepaid expense included in “Other Assets” on the Consolidated Balance Sheets.  This prepayment did not have a material adverse effect on Peoples’ liquidity, financial condition or results of operations.

•
Peoples’ Board of Directors declared quarterly cash dividends of $0.10 per common share for both the third and fourth quarters of 2009.  These dividends represented a reduction from the $0.23 per common share paid in prior quarters in 2009.  Management believes the lower dividend rate balances the need for Peoples to provide a return on shareholder investment and to maintain a dividend payout consistent with recent earnings levels and long-term capital needs.

•
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

•
Between August 2007 and December 2008, the Federal Reserve’s Open Market Committee reduced the target Federal Funds rate 500 basis points and the Discount Rate 575 basis points, which caused a corresponding downward shift in short-term interest rates.  During this period, longer-term rates did not decrease to the same extent as short-term rates, resulting in a steepening of the yield curve.  In 2009, the Federal Reserve’s Open Market Committee allowed the target Federal Funds Rate and Discount Rate to remain at their historically low levels of 0% to 0.25% and 0.50%, respectively, while the slope of the yield curve steepened slightly.  These interest rate conditions have provided Peoples with opportunities to improve net interest income and margin by taking advantage of lower-cost funding available in the market place and reducing certain deposit costs.

•
Since early 2008, Peoples’ loan quality has been negatively impacted by worsening conditions within the commercial real estate market and economy as a whole, which has caused declines in commercial real estate values and deterioration in the financial condition of various commercial borrowers.  These conditions led to Peoples downgrading the loan quality ratings on various commercial real estate loans through its normal loan review process.  In addition, several impaired loans have become under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral.  As a result, Peoples’ provision for loan losses, net charge-offs and nonperforming loans in 2008 and 2009 were significantly higher than historical levels.

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

•
At the close of business on October 17, 2008, Peoples Bank completed the sale of its Grayson, Kentucky banking office to First National Bank of Grayson.  This sale was consistent with Peoples’ strategic plan to optimize its branch network for better growth opportunities.  Under the terms of the agreement, Peoples received $475,000 for the Grayson office’s $13.4 million of deposits and $220,000 of fixed assets and sold $2.0 million of loans at book value, resulting in a fourth quarter 2008 pre-tax gain of $255,000.  This sale was not material to Peoples’ Consolidated Financial Statements.

•
During 2008, Peoples systematically sold the preferred stocks issued by Fannie Mae and Freddie Mac held in Peoples’ investment portfolio, due to the uncertainty surrounding these entities.  These securities had a total recorded value of $12.1 million at December 31, 2007.  In July 2008, Peoples sold its remaining Fannie Mae preferred stocks, which completely eliminated all equity holdings in Fannie Mae and Freddie Mac.  As a result of the sales, Peoples recognized cumulative pre-tax losses of $1.2 million in 2008.

•
Also during 2008 and continuing in 2009, Peoples sold selected lower yielding, longer-term investment securities, primarily obligations of U.S. government-sponsored enterprises, U.S. agency mortgage-backed securities and tax-exempt municipal bonds, as well as several small-lot mortgage-backed securities.  The proceeds from these sales were reinvested into similar securities with less price volatility risk.  These actions were intended to reposition the investment portfolio to reduce interest rate exposures and resulted in Peoples recognizing net pre-tax gains of $1.4 million in 2009 and $1.7 million in 2008.

•
As described in “ITEM 3. LEGAL PROCEEDINGS” of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, in December 2007, Peoples resolved certain issues concerning its Ohio corporation franchise tax liability and associated calculations for the fiscal years ended December 31, 2001 through 2007 (the “Ohio Franchise Tax Settlement”).  As a result, Peoples’ franchise tax expense was reduced by $782,000 during the fourth quarter of 2007.

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

Peoples discontinues the accrual of interest on a loan when conditions cause management to believe collection of all or any portion of the loan’s contractual interest is doubtful.  Such conditions may include the borrower being 90 days past due on any contractual payments or current information regarding the borrower’s financial condition and repayment ability.  Any accrued interest deemed uncollectible that was recognized in income in the current year is reversed, which would reduce Peoples’ net interest income.  Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured.

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

The amount of the allowance for loan losses for the various loan types represents management’s estimate of probable losses from existing loans based upon specific allocations for individual lending relationships and historical loss experience for each category of homogeneous loans.  The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.  This evaluation requires management to make estimates of the amounts and timing of future cash flows on impaired loans, which consist primarily of loans placed on nonaccrual status, restructured or internally classified as substandard or doubtful.  While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.

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

Allowances for homogeneous loans (such as residential mortgage loans and consumer loans) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market.  As part of the process of identifying the pools of homogenous loans, management takes into account any concentrations of risk within any portfolio segment, including any significant industrial concentrations.  Consistent with the evaluation of allowances for homogenous loans, the allowance relating to the Overdraft Privilege program is based upon management’s monthly analysis of accounts in the program.  This analysis considers factors that could affect losses on existing accounts, including historical loss experience and length of overdraft.

There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses at December 31, 2009, was adequate to provide for probable losses from existing loans based on information currently available.  While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors.  As such, adverse changes in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans.

Investment Securities
Presently, Peoples classifies the majority of its investment portfolio, which accounted for 38% of total assets at December 31, 2009, as available-for-sale.  Correspondingly, Peoples carries these securities at fair value on its Consolidated Balance Sheets, with any unrealized gain or loss recorded in stockholders’ equity as a component of comprehensive income.  As a result, both the investment and equity sections of Peoples’ Consolidated Balance Sheet are sensitive to changes in the overall market value of the investment portfolio, due to changes in market interest rates, investor confidence and other factors affecting market values.

While temporary changes in the fair value of available-for-sale securities are not recognized in earnings, Peoples is required to evaluate all investment securities with an unrealized loss on a quarterly basis to identify potential other-than-temporary impairment (“OTTI”) losses.  This analysis requires management to consider various factors that can involve judgment and estimation, including duration and magnitude of the decline in value, the financial condition of the issuer or pool of issuers and structure of the security.

In early 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement that modified the general standards of accounting for OTTI losses.  Prior to this pronouncement, if Peoples determined a loss to be “other-than-temporary”, then an impairment loss was recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  Under the new standards adopted by Peoples in the second quarter of 2009, an OTTI loss is recognized in earnings only when (1) Peoples intends to sell the debt security; (2) it is more likely than not that Peoples will be required to sell the security before recovery of its amortized cost basis or (3) Peoples does not expect to recover the entire amortized cost basis of the security.  In situations where Peoples intends to sell or when it is more likely than not that Peoples will be required to sell the security, the entire OTTI loss must be recognized in earnings.  In all other situations, only the portion of the OTTI losses representing the credit loss must be recognized in earnings, with the remaining portion being recognized in stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

Additional information regarding impairment losses recognized can be found later in this discussion under the caption “Net Impairment Losses”.

Goodwill and Other Intangible Assets
In prior years, Peoples has grown through mergers and acquisitions accounted for under the purchase method of accounting.  Under the purchase method, Peoples is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition.  The excess cost over the net assets acquired represents goodwill, which is not subject to periodic amortization.

Customer relationship intangibles are required to be amortized over their estimated useful lives.  The method of amortization reflects the pattern in which the economic benefits of the intangible assets are estimated to be consumed or otherwise used up.  Since Peoples’ acquired customer relationships are subject to routine customer attrition, the relationships are more likely to produce greater benefits in the near-term than in the long-term, which typically supports the use of an accelerated method of amortization for the related intangible assets.  Management is required to evaluate the useful life of customer relationship intangibles to determine if events or circumstances warrant a change in the estimated life.  Additionally, management is required to evaluate customer relationship intangibles for impairment when indicators of impairment exist, such as customer attrition greater than originally estimated.  Should management determine the estimated life of any intangible asset is shorter than originally estimated or that impairment exists, Peoples would adjust the amortization of the asset or record an impairment charge in earnings.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired.  Goodwill recorded by Peoples in connection with its acquisitions relates to the inherent value in the businesses acquired and this value is dependent upon Peoples’ ability to provide quality, cost-effective services in a competitive market place.  As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted.  A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

Goodwill is not amortized but is tested for impairment when indicators of impairment exist, or at least annually.  Potential goodwill impairment exists when the fair value of the reporting unit (as defined by US GAAP) is less than its carrying value.  An impairment loss is recognized in earnings only when the carrying amount of goodwill is less than its implied fair value.  Peoples performs its required annual impairment test as of June 30 each year.  Management concluded no impairment existed at June 30, 2009, since the fair value of Peoples’ single reporting unit exceeded its carrying value.

Peoples is required to perform interim tests for goodwill impairment in subsequent quarters should events occur or circumstances change that indicate potential goodwill impairment exists, such as adverse changes to Peoples’ business or a significant decline in Peoples’ market capitalization.

In the second half of 2009, Peoples incurred OTTI losses and recorded higher provisions for loan losses than the first half of 2009.  Additionally, Peoples’ market capitalization at year-end was significantly lower than its book value.  Management believed these conditions were indicators of potential goodwill impairment and performed an interim impairment test as of December 31, 2009.  Based on its analysis, management concluded that the estimated fair value of Peoples' reporting unit was less than its carrying amount.  As a result, management calculated the implied fair value of goodwill to determine the amount of any actual impairment and concluded no goodwill impairment existed at December 31, 2009, since the implied fair value of Peoples’ goodwill exceeded its recorded value by approximately $50.6 million, or 81%.

The significant assumptions made by management in estimating the reporting unit’s fair value are (1) level of future cash flows over the next four years, (2) long-term growth rate of cash flows after year four and (3) the discount rate.  Management’s analysis at year-end 2009 indicated a 25% sustained decline in future cash flows, a 380 basis point decrease in long-term growth rate or a 280 basis point increase in the discount rate would cause the implied fair value of goodwill to equal its carrying value.

During the first quarter of 2010, Peoples’ market capitalization has experienced a steady increase, which corroborates management’s estimate of fair value and its conclusion that goodwill is not impaired. However, conditions in future periods could cause management to re-evaluate Peoples’ recorded goodwill and conclude impairment exists.  Given the current carrying amount of goodwill on the Consolidated Balance Sheets of $62.5 million, any resulting impairment loss recognized could have a material, adverse impact on Peoples’ financial condition and results of operations.

Peoples records mortgage servicing rights (“MSRs”) in connection with its mortgage banking activities, which are intangible assets representing the right to service loans sold to third party investors.  These intangible assets are recorded initially at fair value and subsequently amortized over the estimated life of the loans sold.  MSRs are stratified based on their predominant risk characteristics and assessed for impairment at the strata level at each reporting date based on their fair value.  At December 31, 2009, management concluded no portion of the recorded MSRs was impaired since the fair value exceeded the carrying value.  However, future events, such as a significant increase in prepayment speeds, could result in a fair value that is less than the carrying amount, which would require the recognition of an impairment loss in earnings.

Income Taxes
Income taxes are provided based on the liability method of accounting, which includes the recognition of deferred tax assets and liabilities for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  In general, Peoples records deferred tax assets when the event giving rise to the tax benefit has been recognized in the Consolidated Financial Statements.

A valuation allowance is recognized to reduce any deferred tax assets that, based upon available information, it is more-likely-than-not all, or any portion, of the deferred tax asset will not be realized.  Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets.  In most cases, the realization of deferred tax assets is dependent upon Peoples generating a sufficient level of taxable income in future periods, which can be difficult to predict.  Peoples’ largest deferred tax assets involve differences related to Peoples’ allowance for loan losses and realization of income tax credits received from Peoples’ investments in low-income housing projects and funds.  Given the nature of Peoples’ deferred tax assets, management determined no valuation allowances were needed at either December 31, 2009 or 2008.

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

From time-to-time and in the ordinary course of business, Peoples is involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions taken by Peoples in its tax returns.  Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  Management believes it has taken appropriate positions on its tax returns, although the ultimate outcome of any tax review cannot be predicted with certainty.  Still, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical financial statements.

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

Available-for-Sale Investment Securities
Investment securities classified as available-for-sale are measured and reported at fair value on a recurring basis.  For most securities, the fair value is based upon quoted market prices or determined by pricing models that consider observable market data.  However, the fair value of certain investment securities, such as collateralized debt obligations, must be based upon unobservable market data, such as non-binding broker quotes and discounted cash flow analysis or similar models, due to the absence of an active market for these securities.  As a result, management’s determination of fair value for these securities is highly dependent on subjective or complex judgments, estimates and assumptions, which could change materially between periods.  Management occasionally uses information from independent third-party consultants in its determination of the fair value of more complex investment securities, such as the collateralized debt obligations.  At December 31, 2009, nearly all of Peoples’ available-for-sale investment securities were measured using observable market data, with less than 1% measured using non-observable data.

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

Goodwill
The process of evaluating goodwill for impairment involves highly subjective or complex judgments, estimates and assumptions regarding the fair value of Peoples’ reporting unit and, in some cases, goodwill itself.  As a result, changes to these judgments, estimates and assumptions in future periods could result in materially different results.

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

For Peoples’ December 31, 2009 goodwill impairment test, management estimated the fair value of Peoples’ reporting unit using both an income approach and market approach.  The discount rate used represented the estimated cost of Peoples’ common equity based upon observable market data.  The income approach consisted of a discounted cash flow analysis of projected future earnings.  The market approach was based upon multiples of book value of recently acquired financial institutions, including distressed institutions.  The fair values derived under both approaches were weighted to arrive at an overall estimated fair value.  Management placed greater weight on the income approach due to the limited number of acquisitions occurring in 2009 involving healthy or non-distress entities compared to prior years.  Consequently, the estimated fair value of Peoples’ reporting unit could be materially different in future periods due to changes in either projected future earnings or the cost of common equity.

Should management determine the potential for goodwill impairment exists, the measurement of any actual impairment loss requires management to calculate the implied fair value of goodwill by deducting the fair value of all tangible and separately identifiable intangible net assets (including unrecognized intangible assets) from the fair value of the reporting unit.  The fair value of net tangible assets is calculated using the methodologies described in Note 2 of the Notes to the Consolidated Financial Statements.  Customer relationship intangibles are the only separately identifiable intangible assets included in the calculation of the implied fair value of goodwill.  The amount of these intangibles represents the present value of future earnings stream attributable to the deposit relationships.

Mortgage Servicing Rights
MSRs are carried at the lower of cost or market value, and, therefore, can be subject to fair value measurements on a nonrecurring basis.  MSRs do not trade in an active market with readily observable prices.  Thus, management determines fair value based upon a valuation model that calculates the present value of estimated future net servicing income provided by an independent third party consultant.  This valuation model is affected by various input factors, such as servicing costs, expected prepayment speeds and discount rates, which are subject to change between reporting periods.  As a result, significant changes to these factors could result in a material change to the calculated fair value of MSRs.

Pension and Other Postretirement Benefit Plans
Peoples is required to recognize the funded status of defined benefit pension and other postretirement benefit plans on its Consolidated Balance Sheets as an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, with fluctuations in the funded status recognized through comprehensive income in the year in which the change occurs.  The funded status is based upon the fair value of plan assets compared to the projected benefit obligation.  The determination of the projected benefit obligation and periodic benefit costs involves significant judgment and estimation of employees’ length of service and future compensation levels, discount rate and expected rate of return on plan assets.  While these variables are equally important, changes to the discount rate can have a greater impact on the projected benefit obligation, and thus the amount of the asset or liability recognized, as well as the amount of pension plan expense recorded each period.

EXECUTIVE SUMMARY

In 2009, net income available to common shareholders totaled $2.3 million, versus $7.5 million in 2008 and $18.3 million in 2007, representing diluted earnings per common share of $0.22, $0.72 and $1.74, respectively.  The lower earnings in both 2009 and 2008 were largely the result of higher provisions for loan losses.  Earnings for 2009 also included the impact of preferred dividends related to the TARP Capital Investment, which totaled $1.9 million.  Peoples also recognized OTTI losses in all three years, which negatively impacted net income available to common shareholders.  Despite these challenges, Peoples generated positive results in several key areas, including growth and diversification of revenues, expansion of retail deposits and expense control.

Provision for loan losses totaled $25.7 million in 2009, compared to $27.6 million in 2008 and $4.0 million in 2007.  These provisions reflect the amounts needed to maintain the adequacy of the allowance for loan losses based on management’s formal quarterly analysis.  The higher provisions for loan losses in both 2008 and 2009 were largely attributable to declines in commercial real estate values securing existing impaired loans and the deteriorating financial condition of borrowers commensurate with recessionary economic conditions.

Net interest income grew 6% in 2009 and 8% in 2008, due mostly to greater reductions in Peoples’ funding costs in comparison to asset yields in response to lower short-term market rates.  Net interest margin compressed slightly in 2009 due to Peoples maintaining a higher volume of short-term assets, consisting of excess cash reserves held at the Federal Reserve Bank of Cleveland.  In comparison, net interest margin expanded 19 basis points in 2008, reflecting the impact of the lower short-term market rates.

In 2009, non-interest income totaled $32.1 million, unchanged from 2008, as significant growth in mortgage banking income was offset by declines in other non-interest revenue categories.  Non-interest income increased 2% in 2008 compared to $31.4 million for 2007, attributable to growth in several areas during 2008.  The largest increase in 2008 occurred in electronic banking income, which increased 10% due to sustained growth in debit card activity.

Total non-interest expense was $58.7 million, up $5.2 million year-over-year.  Most of this increase was due to $3.1 million in additional FDIC insurance expense.  Other significant factors included higher employee medical benefit costs and workout costs for problem loans.  In 2008, non-interest expense increased $2.0 million, largely the result of normal base salary adjustments, higher employee medical benefit costs, and the impact of the Ohio Franchise Tax Settlement on 2007 franchise tax expense.

Total assets were $2.00 billion at both December 31, 2009 and 2008.  Cash and cash equivalents were $41.8 million at year-end 2009, versus $35.6 million at December 31, 2008, as Peoples maintained excess cash reserves at the Federal Reserve Bank due to limited opportunities for attractive long-term asset investments.  Gross portfolio loan balances decreased $52.0 million in 2009, due primarily to charge-offs and normal commercial loan payoffs, coupled with lower demand for commercial loans due to economic conditions.  During 2009, the combination of elevated charge-off levels and increases in specific reserves for impaired loans necessitated building the allowance for loan losses by $4.3 million, to $27.3 million, or 2.59% of total loans, at December 31, 2009.  Total investment securities increased $43.1 million, to $751.9 million at December 31, 2009, mostly attributable to improved market value of Peoples’ available-for-sale investment portfolio.  Other assets increased $5.4 million since year-end 2008 as a result of Peoples’ reclassifying a $5.0 million commercial real estate loan as other real estate owned upon the completion of the foreclosure process.

Total liabilities were $1.76 billion at December 31, 2009, down $57.9 million compared to year-end 2008.  Total deposit balances increased $29.5 million in 2009.  Non-interest-bearing deposits increased $18.0 million, or 10%, in 2009, while interest-bearing retail deposits grew $10.3 million.  This growth, coupled with funds from the TARP Capital Investment, enabled Peoples to reduce borrowed funds $84.1 million, or 20%, during 2009, to $345.6 million at year-end.

Stockholders’ equity increased $57.3 million, or 31% in 2009, compared to $186.6 million at December 31, 2008.  The TARP Capital Investment accounted for most of this growth, while the fair value of Peoples’ available-for-sale investment portfolio increased $21.2 million, net of deferred income tax, further contributing to higher stockholders’ equity.  The TARP Capital Investment also allowed Peoples to strengthen already healthy regulatory capital ratios, with the Total Risk-Based capital ratio increasing to 16.80% at December 31, 2009, from 13.19% at the prior year-end.  Tangible common equity was 7.22% of tangible assets at year-end 2009, versus 6.21% at December 31, 2008, reflecting the impact of the higher fair value of Peoples’ available-for-sale investment portfolio.

RESULTS OF OPERATION

Interest Income and Expense
Peoples earns interest income on loans and investments and incurs interest expense on interest-bearing deposits and borrowed funds.  Net interest income, the amount by which interest income exceeds interest expense, remains Peoples’ largest source of revenue.  The amount of net interest income earned by Peoples is affected by various factors, including changes in market interest rates due to the Federal Reserve Board’s monetary policy, the level and degree of pricing competition for both loans and deposits in Peoples’ markets and the amount and composition of Peoples’ earning assets and interest-bearing liabilities.

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

The following table details Peoples’ average balance sheet for the years ended December 31:

		2009			2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Short-Term Investments:
Deposits with other banks	$ 28,496	$ 70	0.25%	$ 2,363	$ 53	2.26%	$ 2,435	$ 115	4.72%
Federal funds sold	–	–	– %	508	12	2.36%	1,077	55	5.11%
Total short-term investments	28,496	70	0.25%	2,871	65	2.28%	3,512	170	4.84%
Investment Securities (1):
Taxable	660,828	34,522	5.22%	549,687	29,106	5.30%	503,094	25,646	5.10%
Nontaxable (2)	67,471	4,325	6.41%	65,624	4,289	6.54%	60,368	3,949	6.54%
Total investment securities	728,299	38,847	5.33%	615,311	33,395	5.43%	563,462	29,595	5.25%
Loans (3):
Commercial	725,021	40,299	5.56%	744,584	48,291	6.49%	750,906	57,613	7.67%
Real estate (4)	273,625	17,163	6.27%	283,285	19,221	6.79%	292,867	20,985	7.17%
Consumer	94,411	7,331	7.76%	85,378	6,861	8.04%	79,035	6,552	8.29%
Total loans	1,093,057	64,793	5.93%	1,113,247	74,373	6.69%	1,122,808	85,150	7.58%
Less: Allowance for loan losses	(25,081)			(17,428)			(14,775)
Net loans	1,067,976	64,793	6.07%	1,095,819	74,373	6.79%	1,108,033	85,150	7.68%
Total earning assets	1,824,771	103,710	5.68%	1,714,001	107,833	6.29%	1,675,007	114,915	6.86%
Intangible assets	66,010			67,203			68,440
Other assets	133,530			128,798			128,670
Total assets	$ 2,024,311			$ 1,910,002			$ 1,872,117

		2009			2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Deposits:
Savings	$ 126,226	$ 645	0.51%	$ 114,651	$ 583	0.51%	$ 113,629	$ 725	0.64%
Interest-bearing transaction	207,117	3,127	1.51%	199,639	3,578	1.79%	179,827	3,841	2.14%
Money market	235,690	2,735	1.16%	168,075	3,482	2.07%	147,565	5,647	3.83%
Brokered time	41,548	1,675	4.03%	39,151	1,843	4.71%	65,461	3,364	5.14%
Retail time	595,655	17,941	3.01%	561,143	21,824	3.89%	521,506	23,398	4.49%
Total interest-bearing deposits	1,206,236	26,123	2.17%	1,082,659	31,310	2.89%	1,027,988	36,975	3.60%
Borrowed Funds:
Short-term:
FHLB advances	6,867	15	0.19%	102,146	2,557	2.46%	197,915	10,065	5.09%
Retail repurchase agreements	53,056	468	0.87%	40,524	826	2.00%	34,802	1,528	4.39%
Wholesale repurchase agreements	–	–	– %	–	–	– %	4,425	242	5.47%
Total short-term borrowings	59,923	483	0.81%	142,670	3,383	2.37%	237,142	11,835	4.93%
Long-term:
FHLB advances	136,272	5,354	3.93%	116,176	4,856	4.18%	71,153	3,256	4.58%
Wholesale repurchase agreements	153,795	6,323	4.05%	148,251	6,223	4.13%	124,191	5,257	4.23%
Other borrowings	22,513	1,979	8.67%	22,478	1,976	8.65%	24,571	2,175	8.73%
Total long-term borrowings	312,580	13,656	4.37%	286,905	13,055	4.55%	219,915	10,688	4.81%
Total borrowed funds	372,503	14,139	3.76%	429,575	16,438	3.78%	457,057	22,523	4.87%
Total interest-bearing liabilities	1,578,739	40,262	2.55%	1,512,234	47,748	3.15%	1,485,045	59,498	3.99%
Non-interest-bearing deposits	195,688			180,973			172,571
Other liabilities	17,036			13,892			15,707
Total liabilities	1,791,463			1,707,099			1,673,323
Preferred equity	35,438			–			–
Common equity	197,410			202,903			198,794
Total stockholders’ equity	232,848			202,903			198,794
Total liabilities and
stockholders’ equity	$ 2,024,311			$ 1,910,002			$ 1,872,117
Interest rate spread		$ 63,448	3.13%		$ 60,085	3.14%		$ 55,417	2.87%
Interest income/earning assets			5.68%			6.29%			6.86%
Interest expense/earning assets			2.20%			2.78%			3.54%
Net interest margin			3.48%			3.51%			3.32%

(1)	Average balances are based on carrying value.
(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal tax rate.
(3)
Nonaccrual and impaired loans are included in the average loan balances.  Related interest income earned on nonaccrual loans prior to the loan being placed on nonaccrual is included in loan interest income.  Loan fees included in interest income were immaterial for all periods presented.

(4)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.

The following table details the calculation of FTE net interest income for the years ended December 31:

(Dollars in thousands)	2009	2008	2007
Net interest income, as reported	$61,843	$58,479	$53,921
Taxable equivalent adjustments	1,605	1,606	1,496
Fully tax-equivalent net interest income	$63,448	$60,085	$55,417

The following table provides an analysis of the changes in net interest income:

(Dollars in thousands)	Change from 2008 to 2009 (1)			Change from 2007 to 2008 (1)
Increase (decrease) in:	Rate	Volume	Total	Rate	Volume	Total
INTEREST INCOME:
Short-term investments	$(93)	$98	$5	$(81)	$(24)	$(105)
Investment Securities: (2)
Taxable	(421)	5,837	5,416	1,037	2,423	3,460
Nontaxable	(86)	122	36	–	340	340
Total investment income	(507)	5,959	5,452	1,037	2,763	3,800
Loans:
Commercial	(6,756)	(1,236)	(7,992)	(8,839)	(483)	(9,322)
Real estate	(1,422)	(636)	(2,058)	(1,086)	(678)	(1,764)
Consumer	(240)	710	470	(203)	512	309
Total loan income	(8,418)	(1,162)	(9,580)	(10,128)	(649)	(10,777)
Total interest income	(9,018)	4,895	(4,123)	(9,172)	2,090	(7,082)
INTEREST EXPENSE:
Deposits:
Savings deposits	1	61	62	(149)	7	(142)
Interest-bearing transaction	(580)	129	(451)	(660)	397	(263)
Money market	(1,851)	1,104	(747)	(2,867)	702	(2,165)
Brokered time	(276)	108	(168)	(262)	(1,259)	(1,521)
Retail time	(5,162)	1,279	(3,883)	(3,272)	1,698	(1,574)
Total deposit cost	(7,868)	2,681	(5,187)	(7,210)	1,545	(5,665)
Borrowed funds:
Short-term borrowings	(1,818)	(1,082)	(2,900)	(4,924)	(3,528)	(8,452)
Long-term borrowings	(420)	1,021	601	(441)	2,808	2,367
Total borrowed funds cost	(2,238)	(61)	(2,299)	(5,365)	(720)	(6,085)
Total interest expense	(10,106)	2,620	(7,486)	(12,575)	825	(11,750)
Net interest income	$1,088	$2,275	$3,363	$3,403	$1,265	$4,668

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the dollar amounts of the change in each.
(2)	Presented on a fully tax-equivalent basis.

In both 2008 and 2009, net interest income benefited from the Federal Reserve’s actions to lower short-term interest rates, as Peoples experienced greater reductions in funding costs than asset yields.  Growth in low-cost retail deposits allowed Peoples to repay maturing higher-cost wholesale funding, further contributing to the decline in funding costs.  Net interest margin compressed slightly in 2009 as a result of Peoples maintaining excess cash reserves at the Federal Reserve Bank of Cleveland.  These cash balances were maintained due to limited opportunities for attractive long-term asset investments and Peoples’ planned paydowns of high-cost wholesale funding.  In comparison, net interest margin expanded 19 basis points in 2008, reflecting the impact of the lower short-term market rates.

  During the recent periods of changing interest rate conditions, Peoples has actively managed its balance sheet and interest rate risk profile to minimize the impact on earnings.  These actions have included adjusting the mix of earning assets and funding sources when opportunities were presented from loan demand and retail deposit growth.  However, average loan balances decreased in both 2008 and 2009, reflecting significant commercial loan payoffs during the second half of 2007 and elevated charge-off levels in 2008 and 2009.  Total average loan balances in 2009 were also impacted by residential real estate loans being refinanced and sold to the secondary market.  While these reductions in average loan balances negatively impacted interest income, Peoples took advantage of attractive investment opportunities that were available during 2008 and 2009, which accounted for the increase in average investment securities during both years.

A key component of management’s funding strategy over the last few years has been to grow core retail deposit balances, primarily low-cost and non-interest-bearing deposits, to reduce the amount of, and reliance on, wholesale funding sources that typically carry higher market rates of interest.  In addition, management has been adjusting the mix of wholesale funding by repaying higher-costing funds using other lower-cost borrowings and short-term assets.  In the second half of 2007, management initiated a strategy of systematically borrowing funds in a given maturity range over a period of time in order to create a stream of smaller future maturities and reduce the concentration of funding maturity at one time.  This strategy accounted for much of the increase in average long-term borrowings in 2008 and 2009 compared to prior years.

Loan yields declined in both 2008 and 2009 from downward repricing of variable rate loans in response to lower short-term market interest rates, coupled with the impact of additional loans being placed on nonaccrual status.  The average yield of Peoples’ investment portfolio was held relatively stable, due to management’s proactive actions during 2008 and 2009.  The impact of lower loan yields was countered with an overall reduction in Peoples’ cost of funds from the repayment of higher-costing funds using other lower-cost borrowings and short-term assets, coupled with the impact of lower short-term interest rates.

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

Provision for Loan Losses
The provision for loan losses is based on management’s formal quarterly evaluation of the loan portfolio and analysis of the adequacy of the allowance for loan losses described in the “Critical Accounting Policies” section of this discussion.  This analysis considers various factors that affect losses, such as changes in Peoples’ loan quality, historical loss experience and current economic conditions.  The following table details Peoples’ provision for loan losses:

(Dollars in thousands)	2009	2008	2007
Provision for checking account overdrafts	$799	$1,125	$558
Provision for other loan losses	24,922	26,515	3,401
Total provision for loan losses	$25,721	$27,640	$3,959

As a percentage of average gross loans	2.35%	2.48%	0.35%

The provision for loan losses recorded in both 2008 and 2009 was significantly higher than amounts recorded in 2007 and prior years.  These elevated levels reflect the increases to the allowance for loan losses that occurred since mid-2008 and continued throughout 2009, due to changes in Peoples’ loan quality, coupled with losses on impaired loans from declines in commercial real estate values during the same period.

Additional information regarding changes in the allowance for loan losses and loan credit quality can be found later in this discussion under the caption “Allowance for Loan Losses”.

Net Impairment Losses
The following table details the net impairment losses recognized on available-for-sale securities:

(Dollars in thousands)	2009	2008	2007
Individual bank-issued trust preferred securities	$ 4,000	$ 2,080	$ –
Collateralized debt obligations	3,707	1,920	2,875
Preferred stocks	–	260	3,195
Equity securities	–	–	100
Total net impairment losses	$ 7,707	$ 4,260	$ 6,170

These impairment losses were the result of management determining certain securities were other-than-temporarily impaired.  These determinations were made in connection with management’s quarterly analysis of the investment portfolio described in the “Critical Accounting Policies” section of this discussion, which included evaluating the credit quality of underlying issuers and estimating cash flows to be received from the securities.

The losses attributable to individual bank-issued trust preferred securities involved two unrelated issuers who had deferred interest payments.  Management deemed the securities a total loss since its analysis indicated it was probable Peoples would not recover the entire principal amounts.  Subsequent to management’s determinations, federal banking regulators closed the banking subsidiaries of both issuers, with the FDIC being appointed as receiver of the failed institutions.

Since 2007, the fair value of CDO securities, including those held in Peoples’ investment portfolio, has been affected by the continued liquidity and credit concerns within the financial markets, as well as the downgrading of these securities by rating agencies.  Additionally, several underlying issuers have either deferred or defaulted on the payment obligations, which reduced the overall cash flow stream in these structured investments.  In the second half of 2009, management’s analysis indicated continued declines in the estimated cash flows to be received from two of Peoples’ CDO securities, which led to both securities being deemed a total loss at year-end 2009.  Additional information regarding Peoples’ investments in CDO securities can be found later in this discussion under the caption “Investment Securities”.

The preferred stock losses related to preferred stocks issued by Fannie Mae and Freddie Mac.  The loss attributable to equity securities involved common stock issued by an unrelated bank holding company.

Management performed its quarterly analysis of the remaining investment securities with an unrealized loss at December 31, 2009, and concluded no other individual securities were other-than-temporarily impaired.

Non-Interest Income
Peoples generates non-interest income, which excludes gains and losses on investments and assets, from six primary sources: deposit account service charges, trust and investment activities, insurance sales revenues, electronic banking (“e-banking”), mortgage banking and bank owned life insurance (“BOLI”).

In recent years, Peoples has placed increased emphasis on reducing its reliance on net interest income by growing non-interest income, especially fee-based revenues not affected by interest rate changes, and, thus, diversifying its revenue stream.  In 2009, non-interest income was driven primarily by stronger mortgage banking income, as recessionary economic conditions and volatility in the financial markets negatively impacted other non-interest revenues.  Total non-interest income accounted for 34.1% of Peoples’ total revenues in 2009, compared to 35.4% in 2008 and 36.8% in 2007.

Service charges and other fees on deposit accounts, which are based on the recovery of costs associated with services provided, comprised the largest portion of Peoples’ non-interest income.  Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples’ markets by competitors.  The following table details Peoples’ deposit account service charges:

(Dollars in thousands)	2009	2008	2007
Overdraft fees	$7,869	$7,356	$6,818
Non-sufficient funds fees	1,467	1,682	1,965
Other fees and charges	1,054	1,099	1,107
Total deposit account service charges	$10,390	$10,137	$9,890

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

Insurance income also comprises a significant portion of Peoples’ total non-interest income.  The following table details Peoples’ insurance income:

(Dollars in thousands)	2009	2008	2007
Property and casualty insurance commissions	$7,633	$7,982	$7,997
Life and health insurance commissions	661	645	596
Credit life and A&H insurance commissions	119	175	158
Performance based commissions	828	864	817
Other fees and charges	149	236	133
Total insurance income	$9,390	$9,902	$9,701

Peoples’ insurance income consists predominantly of commission revenue from the sale of property and casualty insurance to commercial customers.  The lower property and casualty insurance commissions in 2009 were due largely to the effects of a contracting economy on commercial insurance needs and lower pricing margins from competition within the insurance industry.  In 2008, these revenues remained stable as increased production more than offset the impact of lower pricing margins within the insurance industry.  The bulk of the performance based commission income is received annually by Peoples during the first quarter and is based on a combination of factors, including loss experience of insurance policies sold, production volumes and overall financial performance of the insurance industry during the preceding year.  As a result, the amount of contingent income recognized by Peoples is difficult to predict and could fluctuate from year to year.

Peoples’ trust and investment income is comprised of revenue generated from its fiduciary activities and the sale of investment services.  The following table details Peoples’ trust and investment income for the years ended December 31 and market value of managed assets at year-end:

(Dollars in thousands)	2009	2008	2007
Fiduciary	$3,760	$4,113	$4,099
Brokerage	962	1,026	884
Total trust and investment income	$4,722	$5,139	$4,983

Trust assets under management	$750,993	$685,705	$797,443
Brokerage assets under management	216,479	184,301	223,950
Total managed assets	$967,472	$870,006	$1,021,393

Both fiduciary and brokerage revenues are based primarily on the value of assets under management.  The market value of Peoples’ managed assets was impacted by the downturn in the financial markets that occurred in the second half of 2008 and continued through most of 2009.  The timing of these market values fluctuation was the key cause of the lower trust and investment income in 2009.  During 2008, Peoples attracted over $50 million in new assets, which generated additional revenue and offset the impact of lower market values in the second half of 2008.

Peoples’ e-banking services include ATM and debit cards, direct deposit services and internet banking, and serve as alternative delivery channels to traditional sales offices for providing services to clients.  In 2009, Peoples’ customers used their debit cards to complete $290 million of transactions, versus $272 million in 2008 and $231 million in 2007, representing increases of 7% and 17%, respectively.  At December 31, 2009, Peoples had 40,663 deposit relationships with debit cards, or 57% of all eligible deposit accounts, compared to 39,279 relationships, or 57% of eligible accounts, at year-end 2008 and 37,427 relationships, or 53% of eligible accounts at December 31, 2007.

Peoples’ mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed-rate real estate loans to the secondary market and is largely dependent on customer demand and interest rates in general.  In 2009, Peoples’ secondary market loan production was stronger than recent years, due mostly to customers taking advantage of opportunities offered by the secondary market to refinance existing loans.  Long-term mortgage rates rose modestly during the second half of 2009, resulting in reduced refinancing activity.  During 2009, Peoples sold $95 million of residential real estate loans to the secondary market, versus $32 million in 2008 and $40 million in 2007.

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

The following table details Peoples’ salaries and employee benefit costs:

(Dollars in thousands)	2009	2008	2007
Base salaries and wages	$20,455	$20,370	$19,270
Employee benefits	5,037	3,983	3,574
Sales-based and incentive compensation	3,130	3,672	3,985
Stock-based compensation	149	498	391
Deferred personnel costs	(1,477)	(1,984)	(1,867)
Payroll taxes and other employment-related costs	2,100	1,982	2,199
Total salaries and employee benefit costs	$29,394	$28,521	$27,552

Full-time equivalent employees:
Actual at December 31	537	546	559
Average during the year	543	552	554

In 2009, Peoples limited salary increases for management, which has resulted in base salaries and wages remaining comparable to 2008.  The majority of the sales-based and incentive compensation is attributable to Peoples’ insurance and investment sales activities.  However, lower accruals for Peoples’ annual incentive award plan, which is based primarily upon corporate results, accounted for the decreased sales-based and incentive compensation in 2009 and 2008 over the prior year.  Peoples’ employee benefit costs have been impacted by a steady increase in employee medical benefit costs in recent years.

Stock-based compensation is generally recognized over the vesting period, typically ranging from 6 months to 3 years, although Peoples must immediately recognize the entire expense for awards to employees who are eligible for retirement at the grant date.  The majority of Peoples’ stock-based compensation expense is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter and based upon Peoples achieving certain performance goals during the prior year.  In 2009, Peoples did not grant any equity-based incentive awards to employees or non-employee directors due to lower corporate performance results.  As a result, the stock-based compensation expense recognized in 2009 was attributable to equity-based awards granted in prior years.  Additional information regarding Peoples’ stock-based compensation plans and awards can be found in Note 18 of the Notes to the Consolidated Financial Statements.

Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered direct loan origination costs.  These costs are recognized over the life of the loan through interest income as a yield adjustment.  During 2009, decreased commercial loan originations as a result of recessionary economic conditions have resulted in lower deferred costs compared to the same periods in 2008.

Peoples’ net occupancy and equipment expense was comprised of the following:

(Dollars in thousands)	2009	2008	2007
Depreciation	$1,998	$2,066	$2,061
Repairs and maintenance costs	1,549	1,452	1,386
Net rent expense	837	671	660
Property taxes, utilities and other costs	1,372	1,351	1,191
Total net occupancy and equipment expense	$5,756	$5,540	$5,298

Depreciation expense decreased modestly in 2009 due to existing assets becoming fully depreciated, coupled with fewer shorter-lived assets, such as computers and other office equipment, being placed in service.  Management continues to monitor capital expenditures and explore opportunities to enhance Peoples’ operating efficiency.

While actions taken by the FDIC resulted in higher FDIC insurance costs during 2009, FDIC insurance expense in both 2007 and 2008 benefited from the utilization of a $1.0 million one-time credit received in 2007.  This credit was received in connection with changes to the deposit insurance system for use to offset future insurance premiums, subject to certain limitations.  Peoples utilized $0.5 million of this credit during 2007 and the remainder during the first nine months of 2008.  Despite the actions taken in 2009, the FDIC’s plan to restore the Deposit Insurance Fund to its federally mandated level may not be successful during 2010, due to continued bank failures.  Should this occur, the FDIC may consider increasing base assessments or imposing additional special assessments on all insured institutions similar to the one levied in the second quarter of 2009.  These or similar actions, if taken, could materially increase the total FDIC insurance expense recognized by Peoples in future quarters.

Peoples’ intangible asset amortization expense decreased in both 2009 and 2008 from the use of an accelerated method of amortization for its customer-related intangibles.  As a result, amortization expense will continue to be lower in subsequent years based on the intangible assets included on Peoples’ Consolidated Balance Sheets at December 31, 2009.

Professional fees expense, which includes the cost of accounting, legal and other third-party professional services, increased substantially in 2009 compared to 2008.  This increase was due mainly to increased utilization of external legal services attributable to higher levels of under performing loans.  Contributing to the year-to-date increase were legal and consulting fees incurred in the first quarter of 2009 associated with the TARP Capital Investment and preparation of proxy materials for the Special Meeting of Shareholders and Annual Meeting of Shareholders.

Marketing expense, which includes the cost of advertising, public relations and charitable contributions, decreased 18% in 2009, due to a general reduction in advertising and public relations activities.  In comparison, marketing expense was down 15% in 2008, compared to 2007, due to the completion of Peoples’ direct mail and gift campaigns, which had been initiated in late 2005.

Peoples’ e-banking expense, which is comprised of bankcard and internet-based banking costs, increased in both 2008 and 2009 as a result of customers completing a larger percentage of their transactions using their debit cards and Peoples’ internet banking service.  These factors have also produced a greater increase in the corresponding e-banking revenues over the same periods.  Overall, management believes e-banking expense levels are reasonable considering Peoples’ e-banking services have generated higher net revenues and have helped to improve overall relationship profitability, due to the lower transaction costs incurred by Peoples.

Peoples is subject to state franchise taxes, which are based largely on Peoples Bank’s equity at year-end, in the states where it has a physical presence.  Overall, state franchise taxes have remained consistent over the last two years, from relatively stable equity levels at Peoples Bank, although the 2007’s franchise tax expense was lower due to the Ohio Franchise Tax Settlement.  Peoples regularly evaluates the capital position of its direct and indirect subsidiaries from both a cost and leverage perspective.  Ultimately, management seeks to optimize Peoples’ consolidated capital position through allocation of capital, which is intended to enhance profitability and shareholder value.

In both 2008 and 2009, Peoples incurred additional loan-related expenses associated with the higher level of impaired and nonperforming loans.  These expenses accounted for the 5% and 7% increases in other non-interest expense in 2009 and 2008, respectively, compared to prior year.

Income Tax Benefit/Expense
Peoples recognized an income tax benefit of $1.1 million in 2009, versus income tax expense of $160,000 in 2008 and $5.6 million in 2007.  These amounts primarily reflect the reduction in pre-tax income due to higher provisions for loan losses and OTTI charges in both 2008 and 2009, while income from tax-exempt sources and tax benefits received from Peoples’ investments in tax credit funds remained consistent with prior years.  A reconciliation of income tax expense and effective tax rate to the statutory tax rate can be found in Note 14 of the Notes to the Consolidated Financial Statements.

Management anticipates an effective tax rate in 2010 of approximately 20%.  However, the amount of pre-tax income derived from tax-exempt sources will have a major impact on the annual effective tax rate.

FINANCIAL CONDITION

Cash and Cash Equivalents
Peoples considers cash and cash equivalents to consist of Federal Funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid.  The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples’ liquidity needs.  During 2009, Peoples maintained excess cash reserves at the Federal Reserve Bank of Cleveland rather than federal funds sold due to more favorable current short-term interest rates.  These excess reserves are included in interest-bearing deposits in other banks on the Consolidated Balance Sheets and totaled $11.4 million at year-end and $8.2 million at September 30, 2009.  No excess reserves were maintained in any period of 2008.

At December 31, 2009, total cash and cash equivalents was consistent with the prior quarter-end, totaling $41.8 million.  In 2009, cash and cash equivalents decreased $6.2 million, as the majority of net cash provided by Peoples’ operating and investing activities of $23.3 million and $7.8 million, respectively, was used in financing activities.  Net cash provided by investing activities was the result of loan payments and payoffs exceeding new originations by $24.7 million, of which a portion was used for purchases of new investment securities.  Financing activities consumed $24.9 million of net cash, as Peoples reduced borrowed funds by $84.1 million, which was partially offset by $68.4 million of funds from net deposit growth and the TARP Capital Investment.

In comparison, cash and cash equivalents decreased $9.6 million in 2008, to $35.6 million at December 31, 2008.  Investing activities consumed $168.9 million of net cash, while financing and operating activities provided net cash of $123.8 million and $35.6 million, respectively.  Purchases of new investment securities exceeded the cash flows from sales, maturities, calls and principal payments and accounted for most of the cash used in investing activities.

Further information regarding the management of Peoples’ liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
The following table details Peoples’ available-for-sale investment portfolio at December 31:

(Dollars in thousands)	2009	2008	2007
Available-for-sale investment securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	$82	$176	$197
U.S. government sponsored agencies	4,473	8,442	74,470
States and political subdivisions	62,953	68,930	69,247
Residential mortgage-backed securities	558,825	511,201	356,605
Commercial mortgage-backed securities	24,188	25,951	–
U.S. government-backed student loan pools	59,442	44,985	–
Bank-issued trust preferred securities	13,826	17,888	19,185
Collateralized debt obligations	165	4,423	5,896
Preferred stocks	–	–	12,065
Equity securities	2,593	2,761	4,566
Total available-for-sale investment securities	$726,547	$684,757	$542,231
Total amortized cost	$706,444	$696,855	$535,979
Net unrealized gain (loss)	$20,103	$(12,098)	$6,252

Overall, the size and composition of the investment portfolio at December 31, 2009 was fairly consistent with year-end 2008.  However, throughout 2008, management grew the investment portfolio to manage interest income and liquidity levels in response to lower loan balances caused by commercial loan payoffs and charge-offs, and significant deposit growth.  Management also took action to reduce credit and interest rate exposures in Peoples’ investment portfolio, which accounted for much of the change in the investment portfolio composition since December 31, 2007.

Peoples’ investment in mortgage-backed securities has increased as the result of management reinvesting some of the principal runoff from the portfolio into these types of securities, as well as repositioning of the portfolio during 2008 and 2009 to reduce credit and interest rate exposures.

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

(Dollars in thousands)	2009	2008	2007
Residential	$153,621	$192,133	$ 46,990
Commercial	24,188	25,951	–
Total fair value	$177,809	$218,084	$46,990
Total amortized cost	$177,370	$231,153	$47,757
Net unrealized gain (loss)	$439	$(13,069)	$(767)

The non-agency portfolio consists entirely of first lien residential and commercial mortgages and all securities are rated AAA or equivalent by Moody’s, Standard & Poor’s or Fitch.  Approximately 96% of the portfolio consists of 2003 or earlier originations and 99% of the portfolio consists of underlying fixed-rate mortgages.

At December 31, 2009, Peoples’ investment in individual bank-issued trust preferred securities consisted of holdings of 9 unrelated issuers.  All of these securities remain current on contractual interest payment.  In addition, an aggregate of $10 million of these securities relate to issuers that were involved in the comprehensive capital assessment conducted by federal bank supervisors in the first half of 2009 – known as the Supervisory Capital Assessment Program or “government stress test”.

Peoples previously invested in CDO securities issued by special purpose vehicles holding pools of collateral consisting of trust preferred and subordinated debt securities issued by banks, bank holding companies, insurance companies and real estate investment trusts.  CDO securities are generally segregated into several classes, known as tranches, with the typical structure including senior, mezzanine and equity tranches.  In these structures, an investor holding the equity tranche has the first loss position.  Interest and principal collected from the collateral is distributed with a priority that provides the highest level of protection to the senior-most tranches.  In order to provide a high level of protection to the senior tranches, cash flows are diverted to higher-level tranches if certain tests are not met.

Peoples’ CDO investment has been limited to two lower mezzanine tranche CDO securities issued in 2006 and 2007 and two equity tranche CDO securities issued in 2002 and 2003.  During 2009, management determined the mezzanine tranche CDO securities were total losses based on the cash flows expected to be received.  As a result, Peoples’ CDO investment was limited to the two equity tranche CDO securities, which had an aggregate book value of $1.0 million or approximately 25% of their original value.

At December 31, 2009, Peoples’ investment portfolio included a single qualified school construction bond purchased during the fourth quarter of 2009.  Qualified school construction bonds were created under the American Recovery and Reinvestment Act of 2009 enacted during the first quarter of 2009.  Holders of these bonds receive federal income tax credits in lieu of interest, which significantly reduces borrowing costs for public school construction projects. The federal income tax credit rate is fixed for the life of the bonds.  However, there currently exists uncertainty regarding ownership rights of associated tax credits if the bonds are sold or transferred.  Given this uncertainty, management intends to hold this security to maturity and believes Peoples has the ability to do so.  Consequently, this security was designated as “held-to-maturity” at the time of its purchase.  In January 2010, Peoples purchased an additional $2 million of qualified school construction bonds, which were also designated as “held-to-maturity”.

Additional information regarding Peoples’ investment portfolio can be found in Note 3 of the Notes to the Consolidated Financial Statements.

Loans
The following table details total outstanding loans at December 31:

(Dollars in thousands)	2009	2008	2007	2006	2005
Year-end loan balances:
Commercial, mortgage	$503,034	$478,298	$513,847	$469,934	$504,923
Commercial, other	159,915	178,834	171,937	191,847	136,331
Real estate, mortgage	215,735	231,778	237,641	252,726	272,327
Real estate, construction	32,427	77,917	71,794	99,311	50,745
Home equity lines of credit	49,183	47,635	42,706	44,937	43,754
Consumer	90,144	87,902	80,544	72,531	62,737
Deposit account overdrafts	1,620	1,668	2,472	1,108	1,059
Total loans	$1,052,058	$1,104,032	$1,120,941	$1,132,394	$1,071,876
Average total loans	$1,093,057	$1,113,247	$1,122,808	$1,108,575	$1,040,029
Average allowance for loan losses	(25,081)	(17,428)	(14,775)	(15,216)	(14,930)
Average loans, net of allowance	$1,067,976	$1,095,819	$1,108,033	$1,093,359	$1,025,099
Percent of loans to total loans at December 31:
Commercial, mortgage	47.8%	43.3%	45.8%	41.5%	47.1%
Commercial, other	15.2%	16.2%	15.3%	16.9%	12.7%
Real estate, mortgage	20.5%	21.0%	21.2%	22.3%	25.4%
Real estate, construction	3.1%	7.1%	6.4%	8.8%	4.7%
Home equity lines of credit	4.7%	4.3%	3.8%	4.0%	4.1%
Consumer	8.5%	7.9%	7.3%	6.4%	5.9%
Deposit account overdrafts	0.2%	0.2%	0.2%	0.1%	0.1%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

In 2008 and 2009, commercial real estate loan balances were impacted by payoffs and charge-offs offsetting new production.  In addition, depressed conditions in the commercial real estate market and general economy resulted in lower commercial lending activity in both years.  During the fourth quarter of 2009, several large commercial construction loans, with total outstanding balances of approximately $40 million, were converted to term commercial mortgage loans, which accounted for the changes in commercial mortgage and real estate construction loan balances since year-end 2008.

The following table details the maturities of Peoples’ commercial and construction loans at December 31, 2009:

(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Loan Type
Commercial, mortgage:
Fixed	$27,606	$74,375	$73,545	$175,526
Variable	26,505	39,456	261,547	327,508
Total	$54,111	$113,831	$335,092	$503,034
Commercial, other:
Fixed	$9,279	$62,784	$9,439	$81,502
Variable	46,399	18,763	13,251	78,413
Total	$55,678	$81,547	$22,690	$159,915
Real estate, construction:
Fixed	$2,708	$4,693	$847	$8,248
Variable	3,153	417	20,609	24,179
Total	$5,861	$5,110	$21,456	$32,427

Peoples’ real estate loan balances in recent periods have been impacted by customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with servicing rights retained.  In 2009, residential real estate loan balances were impacted by existing residential real estate loans being refinanced and sold to the secondary market in response to historically low long-term fixed rates being offered during the first half of the year.  As a result, Peoples’ serviced loan portfolio has increased 26% since year-end 2008, to $227.8 million at December 31, 2009.

In recent years, Peoples experienced steady growth in consumer loan balances, due mainly to the efforts in indirect lending.  Peoples’ indirect lending activity involves the origination of consumer loans primarily through automobile dealers and comprises a significant portion of its total consumer loans.  Management remains committed to originating quality consumer loans based on sound underwriting practices and appropriate loan pricing discipline, which could limit opportunities for future growth.

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

Loans secured by commercial real estate, including commercial construction loans, continue to comprise nearly half of Peoples’ loan portfolio.  The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolioat December 31, 2009:

	Outstanding	Loan	Total	% of
(Dollars in thousands)	Balance	Commitments	Exposure	Total
Real estate, construction loans:
Lodging and lodging related	$ 14,790	$ 2,362	$ 17,152	38.5%
Land and land development	7,057	1,136	8,193	18.4%
Apartment complexes	1,286	343	1,629	3.7%
Other	9,294	8,242	17,536	39.4%
Total real estate, construction	$ 32,427	$ 12,083	$ 44,510	100.0%

	Outstanding	Loan	Total	% of
(Dollars in thousands)	Balance	Commitments	Exposure	Total
Commercial, mortgage loans:
Lodging and lodging related	$ 59,417	$ 1,223	$ 60,640	11.8%
Office buildings and complexes:
Owner occupied	5,928	242	6,170	1.2%
Non-owner occupied	46,248	506	46,754	9.1%
Total office buildings and complexes	52,176	748	52,924	10.3%
Apartment complexes	64,415	1,428	65,843	12.8%
Retail facilities:
Owner occupied	13,230	616	13,846	2.7%
Non-owner occupied	35,736	331	36,067	7.0%
Total retail facilities	48,966	947	49,913	9.7%
Residential property:
Owner occupied	6,452	680	7,132	1.4%
Non-owner occupied	35,501	280	35,781	7.0%
Total residential property	41,953	960	42,913	8.4%
Light industrial facilities:
Owner occupied	29,649	182	29,831	5.8%
Non-owner occupied	10,136	–	10,136	2.0%
Total light industrial facilities	39,785	182	39,967	7.8%
Assisted living facilities and nursing homes	39,317	–	39,317	7.7%
Land and land development	30,150	3,749	33,899	6.6%
Health care facilities	21,462	26	21,488	4.2%
Other	105,393	663	106,056	20.7%
Total commercial, mortgage	$ 503,034	$ 9,926	$ 512,960	100.0%

Peoples’ commercial lending activities continue to focus on lending opportunities inside its primary market areas, with loans outside Peoples’ primary market areas comprising approximately 10% of total outstanding loan balances, at both December 31, 2009 and 2008.  The majority of those out-of-market loans are still based in Ohio, West Virginia and Kentucky, with total outstanding balances of $77.9 million and $76.6 million at year-end 2009 and 2008, respectively.  In all other states, the aggregate outstanding balance in each state was less than $5.0 million, except Florida, which had outstanding balances of $7.0 million at December 31, 2009.  The Florida loans were generated primarily through existing central Ohio-based client relationships.

Allowance for Loan Losses
The amount of the allowance for loan losses for the various loan types represents management’s estimate of expected losses from existing loans.  These estimates are based upon the formal quarterly analysis of the loan portfolio described in the “Critical Accounting Policies” section of this discussion.  While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.

The following details the allocation of the allowance for loan losses:

(Dollars in thousands)	2009	2008	2007	2006	2005
Commercial, mortgage	$22,125
Commercial, other	1,586
Total commercial	23,711	$19,757	$14,147	$12,661	$11,883

Real estate, mortgage	1,619	1,414	419	957	1,400
Home equity lines of credit	528	526	433	247	426
Consumer	1,074	789	435	349	723
Deposit account overdrafts	325	445	284	295	288
Total allowance for loan losses	$27,257	$22,931	$15,718	$14,509	$14,720
As a percentage of total loans	2.59%	2.08%	1.40%	1.28%	1.37%

The significant allocations to commercial loans reflects the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio.  The higher allocations in 2008 and 2009 primarily reflect the elevated level of charge-offs in both years, which resulted in higher loss factors for graded loans, along with continued deterioration in credit quality of various commercial loans based on the financial condition of the borrowers.  Another significant contributing factor was the impact of distressed commercial real estate values and general economic conditions on specific reserves for impaired loans.  Given the continued rate of loss being experienced on commercial real estate loans, in the fourth quarter of 2009, management refined its methodology for estimating inherent losses on Peoples’ commercial loans by performing separate evaluations of, and allocations for, commercial mortgage loans and other commercial loans.  This refinement did not have a significant impact on the allowance for loan losses.

The allowance allocated to the real estate and consumer loan categories is based upon Peoples’ allowance methodology for homogeneous pools of loans.  The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and changes in loan balances in each category.

The following table details the changes in the allowance for loan losses for the years ended December 31:

(Dollars in thousands)	2009	2008	2007	2006	2005
Allowance for loan losses:
Allowance for loan losses, January 1	$22,931	$15,718	$14,509	$14,720	$14,760
Gross charge-offs:
Commercial, mortgage	18,802	16,138	892	1,620	838
Commercial, other	817	1,923	1,056	550	450
Real estate, mortgage	1,544	1,524	864	842	869
Real estate, construction	–	–	53	855	482
Home equity lines of credit	82	145	400	82	70
Consumer	1,381	941	587	528	519
Deposit account overdrafts	1,294	1,298	849	1,007	965
Total gross charge-offs	23,920	21,969	4,701	5,484	4,193
Recoveries:
Commercial, mortgage	1,162	278	245	269	391
Commercial, other	91	239	662	319	197
Real estate, mortgage	257	121	214	406	266
Real estate, construction	–	156	54	–	572
Home equity lines of credit	55	27	144	18	4
Consumer	584	388	352	336	368
Deposit account overdrafts	376	333	280	303	327
Total recoveries	2,525	1,542	1,951	1,651	2,125
Net charge-offs (recoveries):
Commercial, mortgage	17,640	15,860	647	1,351	447
Commercial, other	726	1,684	394	231	253
Real estate, mortgage	1,287	1,403	650	436	603
Real estate, construction	–	(156)	(1)	855	(90)
Home equity lines of credit	27	118	256	64	66
Consumer	797	553	235	192	151
Deposit account overdrafts	918	965	569	704	638
Total net charge-offs	21,395	20,427	2,750	3,833	2,068
Provision for loan losses, December 31	25,721	27,640	3,959	3,622	2,028
Allowance for loan losses, December 31	$27,257	$22,931	$15,718	$14,509	$14,720
Net charge-offs to average loans:
Commercial, mortgage	1.61%	1.42%	0.06%	0.12%	0.04%
Commercial, other	0.07%	0.15%	0.04%	0.02%	0.03%
Real estate, mortgage	0.12%	0.13%	0.06%	0.04%	0.06%
Real estate, construction	0.00%	-0.01%	0.00%	0.08%	-0.01%
Home equity lines of credit	0.00%	0.01%	0.02%	0.01%	0.01%
Consumer	0.07%	0.04%	0.02%	0.02%	0.02%
Deposit account overdrafts	0.09%	0.09%	0.05%	0.06%	0.06%
Total net charge-offs to average loans	1.96%	1.83%	0.25%	0.35%	0.21%

Gross charge-offs were significantly higher in 2008 and 2009 compared to prior years, due largely to losses on a limited number of impaired commercial loan relationships attributable to lower collateral values and associated workout costs.  The majority of these relationships were identified as being impaired during 2008.  Gross recoveries for 2009 were higher than recent periods as a result of a $1.0 million recovery on a single impaired commercial relationship during the second quarter of 2009.  This recovery was the result of higher than expected proceeds from sale of the underlying collateral.

The following table details Peoples’ nonperforming assets at December 31:

(Dollars in thousands)	2009	2008	2007	2006	2005
Loans 90+ days past due and accruing:
Commercial, mortgage	$ 164	$ –	$ –	$ –	$ –
Commercial, other	–	–	378	–	176
Real estate, mortgage	238	–	–	–	75
Consumer	9	–	–	1	–
Total loans 90+ days past due and accruing	411	–	378	1	251

Renegotiated loans	–	–	–	1,218	–

Nonaccrual loans:
Commercial, mortgage	25,852	36,768	4,832	5,346	3,679
Commercial, other	2,884	1,734	656	34	–
Real estate, mortgage	4,687	2,271	2,906	3,071	2,549
Home equity lines of credit	546	543	583	327	17
Consumer	3	4	3	7	39
Total nonaccrual loans	33,972	41,320	8,980	8,785	6,284
Total nonperforming loans	34,383	41,320	9,358	10,004	6,535
Other real estate owned
Commercial	6,087	378	–	–	308
Residential	226	147	343	–	–
Total other real estate owned	6,313	525	343	–	308
Total nonperforming assets	$ 40,696	$ 41,845	$ 9,701	$ 10,004	$ 6,843
Nonperforming loans as a percent of total loans	3.27%	3.74%	0.83%	0.88%	0.61%
Nonperforming assets as a percent of total assets	2.03%	2.09%	0.51%	0.53%	0.37%
Allowance for loan losses as a percent of
nonperforming loans	79.3%	55.5%	168.0%	145.0%	225.2%

Peoples’ nonaccrual commercial real estate loans primarily consist of non-owner occupied commercial properties and real estate development projects.  The combination of increased unemployment and depressed commercial real estate values in certain markets continue to challenge Peoples’ asset quality, as reflected by the higher level of nonperforming assets in 2008 and 2009, compared to prior years.

In 2009, Peoples placed additional commercial real estate loans on nonaccrual status, although the overall increase in nonperforming assets was offset by charge-downs and payoffs on existing nonaccrual loans.  Additionally, Peoples completed the foreclosure process on a $5.0 million commercial real estate loan in the fourth quarter of 2009 by acquiring ownership of the property securing the loan.  This action resulted in the loan being reclassified as other real estate owned at December 31, 2009.

Several nonperforming loans have been charged down to estimated net realizable fair value of the underlying collateral, resulting in a lower allowance for loan losses to nonperforming loans ratio in recent quarters compared to Peoples’ historical levels.

Interest income on loans classified as nonaccrual and renegotiated at each year-end that would have been recorded under the original terms of the loans was $1,850,000; $1,936,000 and $786,000 for 2009; 2008 and 2007, respectively, of which $41,000; $20,000 and $47,000, respectively, was actually recorded consistent with the income recognition policy described in the “Critical Accounting Policies” section of this discussion.

A loan is considered impaired when, based on current information and events, it is probable that Peoples will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement.  The measurement of potential impaired loan losses is generally based on the present value of expected future cash flows discounted at the loan’s contractual effective interest rate, or the fair value of the collateral if the loan is collateral dependent.  If foreclosure is probable, impairment loss is measured based on the fair value of the collateral, less selling costs.  Information regarding Peoples’ impaired loans is included in Note 4 of the Notes to the Consolidated Financial Statements.

Deposits
Peoples’ deposit balances were comprised of the following at December 31:

(Dollars in thousands)	2009	2008	2007	2006	2005
Retail certificates of deposit	$ 537,549	$ 626,195	$ 499,684	$ 514,885	$ 465,148
Money market deposit accounts	263,257	213,498	153,299	134,387	110,372
Interest-bearing transaction accounts	229,232	187,100	191,359	170,022	178,030
Savings accounts	122,465	115,419	107,389	114,186	131,221
Total retail interest-bearing deposits	1,152,503	1,142,212	951,731	933,480	884,771
Brokered certificates of deposits	45,383	44,116	59,589	129,128	41,786
Total interest-bearing deposits	1,197,886	1,186,328	1,011,320	1,062,608	926,557
Non-interest-bearing deposits	198,000	180,040	175,057	170,921	162,729
Total deposit balances	$ 1,395,886	$ 1,366,368	$ 1,186,377	$ 1,233,529	$ 1,089,286

Overall, Peoples ability to attract and retain retail certificates of deposit (“CDs”) in recent years has been challenged by progressively intense competition for deposits within its markets.  During 2008, Peoples successfully grew retail CDs by attracting nearly $108 million of funds from customers outside its primary market area as an alternative to higher-cost brokered deposits.  Contributing to the higher retail CD balances in 2008 were $35.7 million of funds deposited by customers through the Certificate of Deposit Account Registry System, or CDARS, program, with $18 million attributable to a single commercial deposit during the fourth quarter of 2008.  Given the growth in low-cost and non-interest-bearing core deposits in 2009, management decided to reduce the amount of these higher-cost balances, which resulted in lower retail CD balances at year-end 2009.

Money market balances have more than doubled since year-end 2005, due largely to Peoples offering a consumer money market product with a very competitive rate.  Growth in money market balances also occurred in 2008 and 2009 due to customer preference for insured deposits over short-term investment alternatives and additional funds from trust customers.  In prior years, Peoples’ trust department had utilized money market funds offered by unaffiliated providers for its customers.  In late 2008, the ultra-low short-term interest rates caused certain money market funds to be closed to new deposits, which resulted in an influx of trust funds.  Management considers these additional trust funds to be a short-term, inexpensive funding source, although the amounts could change unexpectedly in future periods.

A significant portion of Peoples’ interest-bearing transaction account balances is comprised of deposits from state and local governmental entities, which are subject to periodic fluctuations based on the timing of tax collections and subsequent expenditures or disbursements.  While Peoples has experienced steady growth in these public funds over the last few years, management believes these balances could decrease slightly in 2010, as Peoples continues to emphasize growth of other low-cost deposits that do not require Peoples to pledge assets as collateral.

In late 2005, Peoples implemented a direct mail and free gift marketing campaign designed to attract new customers and increase non-interest-bearing deposits.  This campaign, which ended during 2007, generated many new customer accounts and higher consumer balances.  Peoples experienced continued success in growing non-interest-bearing deposit balances in 2008 and 2009, due largely to its focus on expanding core deposit balances as a means of reducing reliance on typically higher-costing, wholesale funding sources.

The maturities of CDs with total balances of $100,000 or more at December 31 were as follows:

(Dollars in thousands)	2009	2008	2007	2006	2005
3 months or less	$60,882	$66,757	$42,809	$26,601	$25,884
Over 3 to 6 months	25,637	50,545	33,411	47,738	25,628
Over 6 to 12 months	35,412	54,610	24,718	59,084	34,207
Over 12 months	93,002	63,345	43,386	89,049	82,174
Total	$214,933	$235,257	$144,324	$222,472	$167,893

Borrowed Funds
In 2009, Peoples reduced total borrowed funds by 20%, to $345.6 million at December 31, 2009.  This reduction occurred as a result of Peoples using funds generated from retail deposit growth and the TARP Capital Investment to repay maturing long-term borrowings.  Additional information regarding Peoples’ borrowed funds can be found in Notes 8 and 9 of the Notes to the Consolidated Financial Statements.

Capital/Stockholders' Equity
In 2009, total stockholders’ equity increased $57.3 million, to $244.0 million at year-end, due to the TARP Capital Investment and improvement in fair value of Peoples’ available-for-sale investment portfolio.

At December 31, 2009, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered well capitalized institutions under banking regulations.  Since year-end 2008, regulatory capital ratios for both Peoples and Peoples Bank improved from already healthy levels, due to the TARP Capital Investment.  Further information regarding Peoples and Peoples Bank’s risk-based capital ratios can be found in Note 17 of the Notes to Consolidated Financial Statements.

In 2009, Peoples took steps to preserve capital by reducing the quarterly cash dividend to common shareholders in the second half of the year.  As a result, Peoples declared cash dividends of $0.66 per common share for 2009, compared to $0.91 per common share for 2008.  The decision to reduce the quarterly cash dividend was based largely on Peoples’ desire to maintain a dividend payout consistent with then current earnings levels, as well as projected short-term earning levels and long-term capital needs.

Peoples historically has paid between 30% and 50% of quarterly earnings as dividends to shareholders.  However, future dividend payments will continue to be determined each quarter based upon Peoples’ performance and capital needs.  In addition, other restrictions and limitations may prohibit Peoples from paying dividends even when sufficient cash is available.  Further discussion regarding restrictions on Peoples’ ability to pay future dividends can be found in Note 17 of the Notes to the Consolidated Financial Statements, as well as the “Supervision and Regulation –TARP Capital Purchase Program” and “Supervision and Regulation – Dividend Restrictions” sections under Item 1 of this Form 10-K.

In addition to traditional capital measurements, management uses tangible equity to evaluate the adequacy of Peoples’ stockholders’ equity.  This non-GAAP financial measure and related ratios facilitate comparisons with peers since it removes the impact of intangible assets acquired through acquisitions on the Consolidated Balance Sheets.  The following table reconciles the calculation of tangible equity reported in Peoples’ Consolidated Financial Statements:

(Dollars in thousands)	2009	2008	2007	2006	2005

Tangible Equity:
Total stockholders' equity, as reported	$ 243,968	$ 186,626	$ 202,836	$ 197,169	$ 183,077
Less: goodwill and other intangible assets	65,599	66,406	68,029	68,852	69,280
Tangible equity	$ 178,369	$ 120,220	$ 134,807	$ 128,317	$ 113,797

Tangible Common Equity:
Tangible equity	$ 178,369	$ 120,220	$ 134,807	$ 128,317	$ 113,797
Less: preferred stockholders' equity	38,543	–	–	–	–
Tangible common equity	$ 139,826	$ 120,220	$ 134,807	$ 128,317	$ 113,797

Tangible Assets:
Total assets, as reported	$ 2,001,827	$ 2,002,338	$ 1,885,553	$ 1,875,255	$ 1,855,277
Less: goodwill and other intangible assets	65,599	66,406	68,029	68,852	69,280
Tangible assets	$ 1,936,228	$ 1,935,932	$ 1,817,524	$ 1,806,403	$ 1,785,997

Tangible Book Value per Share:
Tangible common equity	$ 139,826	$ 120,220	$ 134,807	$ 128,317	$ 113,797
Common shares outstanding	10,374,637	10,333,884	10,296,748	10,651,985	10,518,980

Tangible book value per share	$ 13.48	$ 11.63	$ 13.09	$ 12.05	$ 10.82

(Dollars in thousands)	2009	2008	2007	2006	2005

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$ 178,369	$ 120,220	$ 134,807	$ 128,317	$ 113,797
Total tangible assets	$ 1,936,228	$ 1,935,932	$ 1,817,524	$ 1,806,403	$ 1,785,997

Tangible equity to tangible assets	9.21%	6.21%	7.42%	7.10%	6.37%

Tangible Common Equity to Tangible Assets Ratio:
Tangible common equity	$ 139,826	$ 120,220	$ 134,807	$ 128,317	$ 113,797
Tangible assets	$ 1,936,228	$ 1,935,932	$ 1,817,524	$ 1,806,403	$ 1,785,997

Tangible common equity to tangible assets	7.22%	6.21%	7.42%	7.10%	6.37%

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

The ALCO has established limits on changes in net interest income and the economic value of equity.  In general, the ALCO limits the decrease in net interest income to 15% or less from base case for each 200 basis point shift in interest rates measured over a twelve-month period.  The ALCO limits the negative impact on net equity to 20% or less given an immediate and sustained 200 basis point shift in interest rates.

The following table illustrates the estimated impact of an immediate and sustained change in interest rates (dollars in thousands):

Increase in	Estimated Increase (Decrease)				Estimated Increase (Decrease)
Interest Rate	in Net Interest Income				in Economic Value of Equity
(in Basis Points)	December 31, 2009		December 31, 2008		December 31, 2009		December 31, 2008
300	$ 2,836	4.6%	$ (1,713)	(2.9)%	$ 2,974	1.1%	$ (5,386)	(2.4)%
200	3,010	4.8%	(418)	(0.7)%	9,730	3.5%	(1,048)	(0.5)%
100	2,100	3.4%	84	0.1%	9,447	3.4%	2,946	1.3%

This table uses a standard, parallel shock analysis for assessing the IRR to net interest income and the economic value of equity.  A parallel shock means all points on the yield curve (one year, two year, three year, etc.) are directionally shocked the same amount of basis points – 100 basis points equal to 1%.  While management regularly assesses the impact of both increasing and decreasing interest rates, the table above only reflects the impact of upward shocks due the fact a downward parallel shock of 100 basis points or more is not possible given that some short-term rates are currently less than 1%.

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

During 2009, management shifted the balance sheet from a generally neutral interest risk position to an asset sensitive position in anticipation of eventual rising interest rates.  This change occurred largely as the result of management selectively extending maturities on the liability side of the balance sheet by issuing brokered deposits with maturities of five years or longer, while shortening the duration of the investment portfolio.  The ALCO will continue to monitor Peoples’ overall IRR position and take appropriate actions, when necessary, to preserve the current balance sheet risk position and minimize the impact of changes in interest rates on future earnings.

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

Typically, the main source of liquidity for Peoples is deposit growth.  Liquidity is also provided by cash generated from earning assets such as maturities, calls, principal payments and interest income from loans and investment securities.  Peoples also uses various wholesale funding sources to supplement funding from customer deposits.  These external sources also provide Peoples with the ability to obtain large quantities of funds in a relatively short time period in the event of sudden unanticipated cash needs.  Peoples also has a contingency funding plan that serves as an action plan for management in the event of a short-term or long-term funding crisis caused by a single or series of unexpected events.

At December 31, 2009, Peoples had available borrowing capacity through its wholesale funding sources and unpledged investment securities totaling approximately $185 million that can be used to satisfy liquidity needs, up from $124 million at year-end 2008.  This liquidity position excludes the $11 million excess cash reserves at the Federal Reserve Bank of Cleveland and the impact of Peoples’ ability to obtain additional funding by either offering higher rates on retail deposits or issuing additional brokered deposits.  Management believes the current balance of cash and cash equivalents and anticipated cash flows from the investment portfolio, along with the availability of other funding sources, will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.

Future Outlook
In 2009, financial services companies, including Peoples, continued to navigate through a variety of challenges resulting from the economic turmoil that has existed over the last two years.  These challenges included asset quality deterioration, additional regulatory burden and FDIC premium expense, plus depressed real estate values.  While national statistics may be showing signs of an economic recovery, management expects many of these challenges will persist in 2010.  As a result, Peoples’ key priorities will include improving asset quality, maintaining liquidity, preserving capital and realizing operating efficiencies, while continuing to grow its business through client-focused strategies.

One of Peoples’ recent successes was a modest reduction in nonperforming loans compared to year-end 2008 levels.  While nonperforming asset reduction will remain a priority in 2010, many of Peoples’ commercial borrowers continue to experience financial difficulty due to current economic conditions and reduced consumer spending.  Additionally, the market for selling commercial properties is expected to remain slower than prior years.  These conditions could limit any improvement in Peoples’ asset quality.  Even still, Peoples will remain diligent in its workout efforts and could take more aggressive actions to resolve existing problem loans.  However, such actions could require Peoples to recognize additional charge-offs, which may result in provision for loan losses remaining elevated in 2010.

Peoples also maintained sound capital positions, despite higher provision for loan losses and investment securities impairment losses, due in part to the capital received in the TARP Capital Investment.  While the TARP Capital Investment has afforded Peoples greater flexibility to work through asset quality issues and provided additional strength to continue lending in a difficult environment, this capital is not part of Peoples’ long-term capital plan.  Consequently, management anticipates repaying the TARP Capital Investment sooner than the 3 to 5 years originally planned, but only if it makes sense to do so based on asset quality and capital levels.

In 2009, Peoples’ interest rate strategies emphasized reducing funding costs by replacing higher-cost wholesale funding with lower-cost core deposits.  In 2010, Peoples will continue to grow low-cost core deposits and price some higher-cost deposits more selectively, especially in segments like government deposits that require pledging of investments.  Management anticipates a modest decrease in governmental deposits in 2010 in response to less aggressive pricing during the year.  However, Peoples’ ability to improve net interest income and margin may be limited as some contraction in earning asset levels could occur.  Loan growth could be minimal given the impact of economic conditions on loan demand and possibility charge-offs could remain elevated.

Peoples’ balance sheet is positioned for a rising interest rate environment, and management would expect net interest income and margin to benefit should interest rates increase during the year.  Given the uncertainty surrounding the timing and magnitude of future interest rate changes, as well as the impact of competition for loans and deposits, Peoples’ net interest margin and income remain inherently difficult to predict and manage.

Peoples’ investment securities portfolio could remain a significant portion of the earning asset base in 2010.  Given the limited opportunities to find attractive long-term investments, management believes it is likely the investment portfolio could experience a modest decrease in the early part of 2010.  Most of the reduction could occur as a result of normal monthly cash flows generated by the portfolio, given the significant investment in mortgage-backed securities.  However, Peoples could adjust the size or composition of the portfolio based on, among other factors, changes in the loan portfolio, liquidity needs and interest rate conditions.

In 2009, Peoples’ non-interest income benefited from sizable growth in mortgage banking activity and related income.  This increased activity was mostly attributable to significantly higher refinancing activity from customers taking advantage of historically low fixed interest rates.  Management does not anticipate the same level of secondary market loan production in 2010, which would result in lower mortgage banking income.  Non-interest income could be challenged further by new regulations governing overdraft fees that take effect on July 1, 2010, which impact Peoples’ ability to assess overdraft fees on certain transactions without the prior consent of customers.  Given the nature of this new regulation, management is unable to estimate the potential impact on Peoples’ deposit account services charges and earnings.  However, management continues to evaluate opportunities to mitigate the impact by enhancing other revenues and products to be offered to customers.  Additionally, Peoples remains committed to customer-focused delivery of financial services and increasing cross-sale activity among its business lines, which could produce additional non-interest revenues.

Operating expenses were controlled in 2009, with the overall increase in total non-interest expense limited to higher FDIC expenses, professional fees associated with problem loans and employee medical benefit plan costs.  During the second half of 2009, management intensified its cost control efforts and will be working to build on that progress in 2010.  Some of the initiatives implemented include freezing virtually all base salaries and curtailing certain employee benefits.  A key to achieving Peoples’ 2010 operating goals will be reductions in various operating expenses and improvement in overall operating efficiency.  Management continues to monitor expenses closely and seek additional efficiencies wherever possible, while at the same time evaluate opportunities to expand Peoples’ customer base and grow the company in a disciplined manner commensurate with the greater value of capital in the current operating environment.

Growing retail deposit balances and reducing Peoples’ reliance on higher-cost wholesale funding sources will remain a point of emphasis in 2010.  Competition for deposits could make it difficult for Peoples to build on its recent success.  Still, Peoples’ sales associates are focused on developing long-term relationships and uncovering other financial needs of these new customers, while at the same time expanding relationships with existing customers.

Over the past couple decades, Peoples grew its business and revenues through strategic acquisitions and expansion.  Management believes conditions in several markets served by Peoples could provide opportunities for potential growth.  Further, management believes Peoples’ capital position remains at levels that will support disciplined balance sheet growth opportunities.  The evaluation of potential acquisitions will be more strenuous and selective, especially considering the value of capital during difficult economic times.  Ultimately, any future expansion will be driven by growth opportunities in both deposits and loans.

The economic outlook for 2010, and even 2011, also indicates the potential for a new set of challenges for financial services companies in the coming year due to sustained high unemployment and depressed prices of commercial real estate.  Management remains focused on building upon Peoples’ strengths to help its clients with financial solutions that fit their needs, while also investing in client services that add to Peoples’ growing customer base.

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

The following is a summary of Peoples’ significant off-balance sheet activities and contractual obligations.  Detailed information regarding these activities and obligations can be found in the Notes to the Consolidated Financial Statements as follows:

Activity or Obligation	Note
Off-balance sheet credit-related financial instruments	16
Low-income housing tax credit investments	16
Operating lease obligations	5
Long-term debt obligations	9
Junior subordinated notes held by subsidiary trusts	10

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

Peoples also has commitments to make additional capital contributions in low-income housing tax credit funds, consisting of a pool of low-income housing projects.  As a limited partner in these funds, Peoples receives federal income tax benefits, which assist Peoples in managing its overall tax burden.  Since the future contributions are conditioned on certain future events, the total amount of future equity contributions at December 31, 2009, is not reflected on the Consolidated Balance Sheets.

Peoples continues to lease certain facilities and equipment under noncancellable operating leases with terms providing for fixed monthly payments over periods generally ranging from two to ten years.  Several of Peoples’ leased facilities are inside retail shopping centers or office buildings and, as a result, are not available for purchase.  Management believes these leased facilities increase Peoples’ visibility within its markets and afford sales associates additional access to current and potential clients.

The following table details the aggregate amount of future payments Peoples is required to make under certain contractual obligations as of December 31, 2009:

		Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$246,113	$33,281	$82,435	$3,555	$126,842
Junior subordinated notes held by subsidiary trust (1)	22,530	–	–	–	22,530
Operating leases	6,410	850	1,669	1,451	2,440
Time deposits	582,932	310,575	182,227	53,887	36,243
Total	$857,985	$344,706	$266,331	$58,893	$188,055
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No response required.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of December 31, 2009.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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

Management’s Annual Report on Internal Control Over Financial Reporting
The “Report of Management’s Assessment of Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 55 of this Annual Report on Form 10-K.

Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting” required by Item 308(b) of SEC Regulation S-K is included on page 56 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
During the fourth quarter of Peoples’ fiscal year ended December 31, 2009, no changes were made in Peoples’ internal control over financial reporting that have materially effected, or are reasonably likely to materially effect, Peoples’ internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 25, 2010, Peoples’ Board of Directors established the 2010 corporate incentive performance goals for Peoples’ executive officers, which maintained the “balanced scorecard” approach adopted in 2009.  The “balanced scorecard” approach adopted is comprised of the following components and their corresponding weightings:  (i) Earnings Per Share Available to Common Shareholders (30% weighting); (ii) Total Revenue (5% weighting); (iii) Efficiency Ratio (5% weighting); (iv) Tier 1 Common Capital Ratio (15% weighting); (v) Non-Performing Assets as a Percent of Loans and Other Real Estate Owned (15% weighting); and (vi) Discretionary Measure (30% weighting).  The Discretionary Measure is unique to each executive officer and consists of quantitative and qualitative measures such as effectiveness in strategic planning and implementation of long-range plans, reduction in classified assets and other leadership-based factors.  These measures are intended to reflect results achieved for shareholders while ensuring that the compensation arrangement does not encourage unnecessary and excessive risk-taking that could threaten the value of Peoples.  The absolute minimum level of corporate performance remains in effect for 2010, but the Compensation Committee of the Board of Directors (the “Committee”) retains the ability to award both cash and equity-based incentive compensation based on results achieved by the individual executive officer if the absolute minimum level of performance is not achieved.

There are three levels of incentive awards under the plans: threshold, target and maximum.  Payouts as a percent of salary have been increased for achieving the threshold level of performance and decreased for achieving target and maximum levels of performance in an effort to reduce the magnitude of the potential incentives compared to risk-taking.  Fifty percent of the payout level attributable to achievement of the performance goals in the balanced scorecard would be awarded to the executive officer in the form of an annual cash incentive.  The remaining 50% of the payout level achieved would be in the form of restricted stock, 33% of which would be in the form of restricted stock with a two-year time-based vesting period and 67% of which would be in the form of restricted stock with a performance-based vesting based upon the achievement of an Earnings Per Share Available to Common Shareholders performance goal for the three-year period ending December 31, 2012.  The Committee believes restricted stock awards better align the interests of management with those of the shareholders than other forms of equity.  As a result, the Committee has increased the amount of the total performance-based compensation that would be awarded in equity-based awards from approximately one-third of aggregate incentive awards to one-half of the incentive awards, and from two forms of equity (split equally between SARs to be settled in stock and restricted stock) to a blend of time-vested and performance-vested restricted stock.  The addition of performance-based vesting lengthens the performance period being measured for one-third of the total incentive award from one year to three years, making it easier to factor in risk and risk outcome.  Additionally, the mandatory 25% deferral of the cash incentive award has been eliminated for 2010 since the retention benefit is now achieved through the use of time-vested and performance-vested restricted stock.

A summary of the incentive plan for Peoples’ executive officers is included as Exhibit 10.2(b) to this Form 10-K.

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

With the supervision and participation of its President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Treasurer, management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management assessed the effectiveness of Peoples’ internal control over financial reporting as of December 31, 2009, and, based on this assessment, has concluded Peoples’ internal control over financial reporting is effective as of that date.

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
President and Chief Executive Officer                                                                          Executive Vice President,
                   Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Peoples Bancorp Inc.

We have audited Peoples Bancorp Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Peoples Bancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Peoples Bancorp Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Bancorp Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 1, 2010 expressed an unqualified opinion thereon.

Charleston, West Virginia
March 1, 2010

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Shareholders of Peoples Bancorp Inc.

We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of Peoples Bancorp Inc.’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Bancorp Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peoples Bancorp Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010, expressed an unqualified opinion thereon.

Charleston, West Virginia
March 1, 2010

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2009	2008
Assets
Cash and cash equivalents:
Cash and due from banks	$29,969	$34,389
Interest-bearing deposits in other banks	11,804	1,209
Total cash and cash equivalents	41,773	35,598

Available-for-sale investment securities, at fair value (amortized cost of
$706,444 and $696,855 at December 31, 2009 and 2008, respectively)	726,547	684,757
Held-to-maturity investment securities, at amortized cost (fair value of
$963 and $0 at December 31, 2009 and 2008, respectively)	963	–
Other investment securities, at cost	24,356	23,996
Total investment securities	751,866	708,753

Loans, net of deferred fees and costs	1,052,058	1,104,032
Allowance for loan losses	(27,257)	(22,931)
Net loans	1,024,801	1,081,101

Loans held for sale	1,874	791
Bank premises and equipment, net	24,844	25,111
Bank owned life insurance	52,924	51,873
Goodwill	62,520	62,520
Other intangible assets	3,079	3,886
Other assets	38,146	32,705
Total assets	$2,001,827	$2,002,338

Liabilities
Deposits:
Non-interest-bearing	$198,000	$180,040
Interest-bearing	1,197,886	1,186,328
Total deposits	1,395,886	1,366,368

Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	51,921	68,852
Federal Home Loan Bank advances	25,000	30,000
Total short-term borrowings	76,921	98,852

Long-term borrowings	246,113	308,297
Junior subordinated notes held by subsidiary trust	22,530	22,495
Accrued expenses and other liabilities	16,409	19,700
Total liabilities	1,757,859	1,815,712

Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, 39,000 shares
issued at December 31, 2009, and no shares issued at December 31, 2008	38,543	–
Common stock, no par value, 24,000,000 shares authorized,
11,031,892 shares issued and 10,975,364 shares issued at December 31, 2009
and 2008, respectively, including shares in treasury	166,227	164,716
Retained earnings	46,229	50,512
Accumulated comprehensive income (loss), net of deferred income taxes	9,487	(12,288)
Treasury stock, at cost, 657,255 shares and 641,480 shares at December 31, 2009
and 2008, respectively	(16,518)	(16,314)
Total stockholders’ equity	243,968	186,626
Total liabilities and stockholders’ equity	$2,001,827	$2,002,338

See Notes to the Consolidated Financial Statements.

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007
Interest Income:
Interest and fees on loans	$64,701	$74,268	$85,035
Interest and dividends on taxable investment securities	34,522	29,106	25,647
Interest on tax-exempt investment securities	2,811	2,788	2,567
Other interest income	71	65	170
Total interest income	102,105	106,227	113,419
Interest Expense:
Interest on deposits	26,123	31,310	36,975
Interest on short-term borrowings	482	3,383	11,835
Interest on long-term borrowings	11,677	11,079	8,513
Interest on junior subordinated notes held by subsidiary trust	1,980	1,976	2,175
Total interest expense	40,262	47,748	59,498
Net interest income	61,843	58,479	53,921
Provision for loan losses	25,721	27,640	3,959
Net interest income after provision for loan losses	36,122	30,839	49,962

Gross impairment losses	(7,406)	(4,260)	(6,170)
Less: Non-credit losses included in other comprehensive income	301	–	–
Net impairment losses	(7,707)	(4,260)	(6,170)

Other Income:
Deposit account service charges	10,390	10,137	9,890
Insurance income	9,390	9,902	9,701
Trust and investment income	4,722	5,139	4,983
Electronic banking income	3,954	3,882	3,524
Mortgage banking income	1,719	681	885
Bank owned life insurance	1,051	1,582	1,661
Gain on investment securities	1,446	1,668	108
Gain on sale of banking offices	–	775	–
Other non-interest income	721	755	782
Total other income	33,393	34,521	31,534
Other Expenses:
Salaries and employee benefit costs	29,394	28,521	27,552
Net occupancy and equipment	5,756	5,540	5,298
FDIC insurance	3,442	361	146
Professional fees	3,042	2,212	2,246
Data processing and software	2,417	2,181	2,210
Electronic banking expense	2,401	2,289	2,206
Franchise taxes	1,601	1,609	973
Amortization of other intangible assets	1,252	1,586	1,934
Marketing	1,061	1,293	1,515
Other non-interest expense	8,316	7,893	7,372
Total other expenses	58,682	53,485	51,452
Income before income taxes	3,126	7,615	23,874
Income tax (benefit) expense	(1,064)	160	5,560
Net income	$4,190	$7,455	$18,314
Preferred dividends	1,876	–	–
Net income available to common shareholders	$2,314	$7,455	$18,314

Earnings per common share - basic	$0.22	$0.72	$1.75
Earnings per common share - diluted	$0.22	$0.72	$1.74

Weighted-average number of common shares outstanding - basic	10,363,975	10,315,263	10,462,933
Weighted-average number of common shares outstanding - diluted	10,374,792	10,348,579	10,529,634

See Notes to the Consolidated Financial Statements.

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated Comprehensive
	Preferred Stock	Common Stock	Retained Earnings		Treasury
(Dollars in thousands, except per share data)				Income (Loss)	Stock	Total
Balance, December 31, 2006	$ –	$162,654	$43,439	$(2,997)	$(5,927)	$197,169
Net income			18,314			18,314
Other comprehensive income, net of tax				6,011		6,011
Cash dividends declared of $0.88 per share			(9,226)			(9,226)
Stock option exercises		(626)			1,585	959
Tax benefit from exercise of stock options		146				146
Purchase of treasury stock					(12,350)	(12,350)
Common stock issued under dividend
reinvestment plan		848				848
Stock-based compensation expense		391				391
Issuance of common stock related to acquisitions:
Putnam Agency, Inc.		(5)			129	124
Barengo Insurance Agency, Inc.		(9)			459	450
Balance, December 31, 2007	$ –	$163,399	$52,527	$3,014	$(16,104)	$202,836
Net income			7,455			7,455
Other comprehensive loss, net of tax				(15,302)		(15,302)
Cash dividends declared of $0.91 per share			(9,470)			(9,470)
Stock option exercises		(113)			296	183
Tax benefit from exercise of stock options		(32)				(32)
Purchase of treasury stock					(506)	(506)
Common stock issued under dividend
reinvestment plan		964				964
Stock-based compensation expense		498				498
Balance, December 31, 2008	$ –	$164,716	$50,512	$(12,288)	$(16,314)	$186,626
Net income			4,190			4,190
Other comprehensive income, net of tax				22,079		22,079
Issuance of preferred shares and common
stock warrant	38,454	546				39,000
Accrued dividends on preferred shares			(1,787)			(1,787)
Amortization of discount on preferred shares	89		(89)			–
Cash dividends declared of $0.66 per common share			(6,901)			(6,901)
Tax benefit from exercise of stock options		(14)				(14)
Purchase of treasury stock					(249)	(249)
Common shares issued under dividend
reinvestment plan		830				830
Stock-based compensation expense		149				149
Reissuance of treasury stock for deferred
compensation plan					45	45
Cumulative effect adjustment for non-credit
portion of previously recorded OTTI losses			304	(304)		–
Balance, December 31, 2009	$ 38,543	$166,227	$46,229	$9,487	$(16,518)	$243,968

See Notes to the Consolidated Financial Statements.

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Operating activities
Net income	$4,190	$7,455	$18,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	4,088	5,749	7,188
Provision for loan losses	25,721	27,640	3,959
Bank owned life insurance income	(1,051)	(1,582)	(1,661)
Net loss on investment securities	6,261	2,592	6,062
Loans originated for sale	(96,731)	(31,069)	(40,582)
Proceeds from sales of loans	96,399	32,546	40,065
Net gains on sales of loans	(1,602)	(555)	(750)
Deferred income tax benefit	–	(2,861)	(988)
Increase (Decrease) in accrued expenses	155	(429)	(1,941)
(Decrease) increase in interest receivable	(41)	1,055	610
Other, net	(14,133)	(4,977)	605
Net cash provided by operating activities	23,256	35,564	30,881
Investing activities
Available-for-sale securities:
Purchases	(279,018)	(457,226)	(151,912)
Proceeds from sales	90,239	156,767	151
Proceeds from maturities, calls and prepayments	174,808	137,292	136,491
Purchases of held-to-maturity securities	(963)	–	–
Net decrease (increase) in loans	24,670	(3,109)	9,260
Net expenditures for premises and equipment	(2,154)	(3,449)	(3,027)
Proceeds from sales of other real estate owned	512	273	107
Acquisitions, net of cash received	–	–	(1,070)
Sale of banking offices and other assets	–	775	–
Investment in limited partnership and tax credit funds	(248)	(249)	(426)
Net cash provided by (used in) investing activities	7,846	(168,926)	(10,426)
Financing activities
Net increase in non-interest-bearing deposits	17,960	4,983	4,136
Net increase (decrease) in interest-bearing deposits	11,455	174,900	(51,453)
Net (decrease) increase in short-term borrowings	(21,931)	(123,689)	27,658
Proceeds from long-term borrowings	5,000	140,000	115,000
Payments on long-term borrowings	(67,184)	(63,682)	(83,814)
Issuance of preferred shares and common stock warrant	39,000	–	–
Preferred stock dividends	(1,543)	–	–
Cash dividends paid on common shares	(7,426)	(8,423)	(8,373)
Purchase of treasury stock	(249)	(506)	(12,350)
Proceeds from issuance of common stock	5	210	989
Redemption of trust preferred securities	–	–	(7,000)
Excess tax (expense) benefit for share based payments	(14)	(33)	146
Net cash (used in) provided by financing activities	(24,927)	123,760	(15,061)
Net increase (decrease) in cash and cash equivalents	6,175	(9,602)	5,394
Cash and cash equivalents at beginning of year	35,598	45,200	39,806
Cash and cash equivalents at end of year	$41,773	$35,598	$45,200
Supplemental cash flow information:
Interest paid	$41,015	$48,138	$60,037
Income taxes paid	1,262	4,395	5,253
Value of shares issued for acquisitions	–	–	574

See Notes to the Consolidated Financial Statements.

PEOPLES BANCORP INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Peoples Bancorp Inc. is a financial holding company that offers a full range of financial services and products, including commercial and retail banking, insurance, brokerage and trust services, through its principal operating subsidiary, Peoples Bank, National Association (“Peoples Bank”).  Services are provided through 47 financial service locations and 39 automated teller machines in Ohio, West Virginia and Kentucky, as well as internet-based banking.

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

The Consolidated Financial Statements include the accounts of Peoples and its consolidated subsidiaries, Peoples Bank and Peoples Investment Company, along with their wholly-owned subsidiaries.  Peoples previously formed a statutory business trust described in Note 10 that is a variable interest entity for which Peoples is not the primary beneficiary.  As a result, the accounts of this trust are not included in Peoples’ Consolidated Financial Statements.  All significant intercompany accounts and transactions have been eliminated.

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

Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.  This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) structure of the security.

An impairment loss is recognized in earnings only when (1) Peoples intends to sell the debt security; (2) it is more likely than not that Peoples will be required to sell the security before recovery of its amortized cost basis or (3) Peoples does not expect to recover the entire amortized cost basis of the security.  In situations where Peoples intends to sell or when it is more likely than not that Peoples will be required to sell the security, the entire impairment loss must be recognized in earnings.  In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

Securities Sold Under Agreements to Repurchase: Peoples enters into sales of securities under agreements to repurchase (“Repurchase Agreements”) with customers and other financial service companies, which are treated as financings.  The obligations to repurchase securities sold are recorded as a liability on the Consolidated Balance Sheets and disclosed in Notes 8 and 9.  Securities pledged as collateral under Repurchase Agreements are included in investment securities on the Consolidated Balance Sheets and are disclosed in Note 3.  The fair value of the collateral pledged to a third party is continually monitored and additional collateral is pledged or returned, as deemed appropriate.

Loans: Loans originated that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses.  The foreseeable future is based upon current market conditions and business strategies, as well as balance sheet management and liquidity.  As the conditions change, so may management’s view of the foreseeable future.  Net deferred loan costs were $1.1 million and $946,000 at December 31, 2009 and 2008, respectively.

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

Investments in Affordable Housing Limited Partnerships: Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects.  These investments are considered variable interest entities for which Peoples is not the primary beneficiary.  Peoples generally utilizes the effective yield method to account for these investments with the tax credits, net of the amortization of the investment, reflected in the Consolidated Statements of Income as a reduction of income tax expense.  The unamortized amount of the investments is recorded in other assets.  Peoples’ investments in affordable housing limited partnerships were $3.8 million and  $5.3 million at December 31, 2009 and 2008, respectively.

Other Real Estate Owned: Other real estate owned (“OREO”), included in other assets on the Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples Bank in satisfaction of a loan.  OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value based on appraised value at the date actually or constructively received, less estimated costs to sell the property.  Peoples had OREO totaling $6.3 million at December 31, 2009, and $525,000 at December 31, 2008.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in the business combination.  Goodwill is not amortized but is tested for impairment at least annually and updated quarterly if necessary.  Based upon the most recently completed goodwill impairment test, Peoples concluded the recorded value of goodwill was not impaired as of December 31, 2009, based upon the estimated fair value of Peoples’ single reporting unit.

Peoples’ other intangible assets consist of customer relationship intangible assets, primarily core deposit intangibles, representing the present value of future net income to be earned from acquired customer relationships with definite useful lives.  These intangible assets are amortized on an accelerated basis over their estimated lives ranging from 7 to 10 years.

Mortgage Servicing Rights: Mortgage servicing rights (“MSRs”) represent the right to service loans sold to third party investors.  MSRs are recognized separately as a servicing asset or liability whenever Peoples undertakes an obligation to service financial assets.

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

Preferred Stock and Common Stock Warrant: As more fully described in Note 11, Peoples issued preferred stock and a common stock warrant, which are classified in stockholders’ equity on the Consolidated Balance Sheets.  The outstanding preferred stock has similar characteristics of an “Increasing Rate Security” as described by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock.  The proceeds received in conjunction with the issuance of the preferred stock and common stock warrant were allocated to the preferred stock and common stock warrant based on their relative fair values.  Discounts on the increasing rate preferred stock are amortized over the expected life of the preferred stock (5 years), by charging imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount.  The discount at the time of issuance is computed as the present value of the difference between dividends that will be payable in future periods and the dividend amount for a corresponding number of periods, discounted at a market rate for dividend yield on comparable securities.  The amortization in each period is the amount which, together with the stated dividend in the period, results in a constant rate of effective cost with regard to the carrying amount of the preferred stock.

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

Income Taxes: Peoples and its subsidiaries file a consolidated federal income tax return. Deferred income tax assets and liabilities are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements at the statutory Federal tax rate.  A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized.  Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years.  The components of other comprehensive income or loss included in the Consolidated Statements of Stockholders’ Equity have been computed based upon a 35% Federal tax rate.

A tax position is initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  Penalties and interest incurred under the applicable tax law are classified as income tax expense. The amount of Peoples’ uncertain income tax positions, unrecognized benefits and accrued interest were immaterial at both December 31, 2009 and 2008.

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

New Accounting Pronouncements: On June 29, 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards CodificationTM (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards were superseded.  Peoples adopted this new accounting pronouncement for the quarter ended September 30, 2009, as required, and adoption did not have a material impact on Peoples’ financial statements taken as a whole.

On June 12, 2009, the FASB issued two related accounting pronouncements changing the accounting principles and disclosure requirements related to securitizations and special-purpose entities.  Specifically, these pronouncements eliminate the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  These pronouncements also expand existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  These pronouncements will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date.  Peoples will adopt these new pronouncements on January 1, 2010, as required.  Management does not anticipate adoption will have a material impact on Peoples’ consolidated financial statements.

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

Note 2.  Fair Values of Financial Instruments

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

Assets measured at fair value on a recurring basis comprised the following at December 31:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

December 31, 2009
Obligations of:
U.S. Treasury and government agencies	$81	$–	$81	$–
U.S. government sponsored agencies	4,473	–	4,473	–
States and political subdivisions	62,954	–	62,954	–
Residential mortgage-backed securities	558,826	–	558,826	–
Commercial mortgage-backed securities	24,188	–	24,188	–
U.S. government-backed student loan pools	59,440	–	59,440	–
Bank-issued trust preferred securities	13,826	–	12,826	1,000
Collateralized debt obligations	165	–	–	165
Equity securities	2,594	2,420	174	–
Total available-for-sale securities	$726,547	$2,420	$722,962	$1,165

December 31, 2008
Obligations of:
U.S. Treasury and government agencies	$176	$–	$176	$–
U.S. government sponsored agencies	8,442	–	8,442	–
States and political subdivisions	68,930	–	68,930	–
Residential mortgage-backed securities	511,201	–	511,201	–
Commercial mortgage-backed securities	25,952	–	25,952	–
U.S. government-backed student loan pools	44,985	–	44,985	–
Bank-issued trust preferred securities	17,888	–	16,888	1,000
Collateralized debt obligations	4,422	–	–	4,422
Equity securities	2,761	2,575	186	–
Total available-for-sale securities	$684,757	$2,575	$676,760	$5,422

The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  The investment securities measured at fair value using Level 3 inputs are comprised of four collateralized debt obligations, for which there is not an active market.  Peoples uses multiple input factors to determine the fair value of these securities.  Those input factors are discounted cash flow analysis, structure of the security in relation to current level of deferrals and/or defaults, changes in credit ratings, financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements and pricing of new issuances.

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information:

(Dollars in thousands)	Obligations of U.S. Government Sponsored Agencies	Bank-Issued Trust Preferred Securities	Collateralized Debt Obligations
Balance, December 31, 2007	$2,078	$1,030	$5,896
Transfers into Level 3	–	2,083	–
Transfers out of Level 3	(2,078)	–	–
Other-than-temporary impairment loss included in earnings	–	(2,080)	(1,920)
Unrealized loss included in comprehensive income	–	(33)	446
Balance, December 31, 2008	$ –	$1,000	$4,422
Other-than-temporary impairment loss included in earnings	–	–	(3,706)
Unrealized loss included in comprehensive income	–	–	(1,018)
Cumulative effect adjustment for non-credit
portion of previously recorded OTTI losses	–	–	467
Balance, December 31, 2009	$ –	$1,000	$165

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis included the following:

Impaired Loans: Impaired loans are measured and reported at fair value when management believes collection of contractual interest and principal payments is doubtful.  Management’s determination of the fair value for these loans represents the estimated net proceeds to be received from the sale of the collateral based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 Inputs).  At December 31, 2009, impaired loans with an aggregate outstanding principal balance of $26.6 million were measured and reported at a fair value of $20.6 million.  During 2009, Peoples recognized losses of $13.2 million on these impaired loans through the allowance for loan losses.

The following table presents the fair values of financial assets and liabilities carried on Peoples’ consolidated balance sheet, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	2009		2008
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$41,773	$41,773	$35,598	$35,598
Investment securities	751,866	751,866	708,753	708,753
Loans	1,026,675	892,182	1,081,101	1,088,322

Financial liabilities:
Deposits	$1,395,886	$1,406,371	$1,366,368	$1,376,614
Short-term borrowings	76,921	76,921	98,852	98,852
Long-term borrowings	246,113	253,943	308,297	324,809
Junior subordinated notes held by subsidiary trust	22,530	25,968	22,495	26,009

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

Loans: The fair value of portfolio loans assumes sale of the notes to a third party financial investor.  Accordingly, the value to Peoples if the notes were held to maturity is not included in the fair value estimate.  Peoples considered interest rate, credit and market factors in estimating the fair value of loans.  In the current whole loan market, financial investors are generally requiring a much higher rate of return than the return inherent in loans if held to maturity given the lack of market liquidity.  This divergence accounts for the majority of the difference in carrying amount over fair value.

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

Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale securities at December 31:

				Non-Credit
				Losses included
		Gross	Gross	in Other
	Amortized	Unrealized	Unrealized	Comprehensive	Fair
(Dollars in thousands)	Cost	Gains	Losses	Income	Value
December 31, 2009
Obligations of:
U.S. Treasury and government agencies	$81	$1	$ –	$ –	$82
U.S. government sponsored agencies	4,384	89	–	–	4,473
States and political subdivisions	60,943	2,064	(54)	–	62,953
Residential mortgage-backed securities	546,131	17,576	(4,882)	–	558,825
Commercial mortgage-backed securities	23,656	675	(143)	–	24,188
U.S. government-backed student loan pools	52,972	6,547	(77)	–	59,442
Bank-issued trust preferred securities	16,073	47	(2,294)	–	13,826
Collateralized debt obligations	986	–	(655)	(166)	165
Equity securities	1,218	1,426	(51)	–	2,593
Total available-for-sale securities	$706,444	$28,425	$(8,156)	$(166)	$726,547

December 31, 2008
Obligations of:
U.S. Treasury and government agencies	$176	$1	$(1)	$ –	$176
U.S. government sponsored agencies	8,160	282	–	–	8,442
States and political subdivisions	67,830	1,356	(256)	–	68,930
Residential mortgage-backed securities	519,744	4,618	(13,161)	–	511,201
Commercial mortgage-backed securities	26,835	5	(889)	–	25,951
U.S. government-backed student loan pools	47,915	21	(2,951)	–	44,985
Bank-issued trust preferred securities	20,742	992	(3,846)	–	17,888
Collateralized debt obligations	4,225	198	–	–	4,423
Equity securities	1,228	1,581	(48)	–	2,761
Total available-for-sale securities	$696,855	$9,054	$(21,152)	$ –	$684,757

At December 31, 2009, there were no securities of a single issuer, other than U.S. Treasury and government agencies and U.S. government sponsored agencies that exceeded 10% of stockholders' equity.  At December 31, 2009 and 2008, investment securities having a carrying value of $492.8 million and $444.9 million, respectively, were pledged to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Peoples also had investment securities pledged with carrying values of $121.3 million and $174.4 million at December 31, 2009 and 2008, respectively, to secure additional borrowing capacity at the Federal Home Loan Bank of Cincinnati and Federal Reserve Bank of Cleveland.

The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the years ended December 31 were as follows:

(Dollars in thousands)	2009	2008	2007
Gross gains realized	$1,460	$2,740	$143
Gross losses realized	14	1,072	35
Net gain realized	$1,446	$1,668	$108

The following table presents a summary of available-for-sale investment securities that had an unrealized loss at December 31:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2009
Obligations of:
U.S. Treasury and government agencies	$ –	$ –	$ –	$ –	$ –	$ –
U.S. government sponsored agencies	–	–	–	–	–	–
States and political subdivisions	3,284	54	–	–	3,284	54
Residential mortgage-backed securities	37,720	2,400	60,120	2,482	97,840	4,882
Commercial mortgage-backed securities	1,966	143	–	–	1,966	143
U.S. government-backed student loan pools	–	–	2,923	77	2,923	77
Bank-issued trust preferred securities	–	–	11,574	2,294	11,574	2,294
Collateralized debt obligations	–	–	165	655	165	655
Equity securities	–	–	125	51	125	51
Total available-for-sale securities	$ 42,970	$ 2,597	$ 74,907	$ 5,559	$ 117,877	$ 8,156

December 31, 2008
Obligations of:
U.S. Treasury and government agencies	$ –	$ –	$ 29	$ 1	$ 29	$ 1
U.S. government sponsored agencies	–	–	–	–	–	–
States and political subdivisions	10,521	256	–	–	10,521	256
Residential mortgage-backed securities	197,594	10,485	38,318	2,676	235,912	13,161
Commercial mortgage-backed securities	20,283	889	–	–	20,283	889
U.S. government-backed student loan pools	38,261	2,951	–	–	38,261	2,951
Bank-issued trust preferred securities	5,675	1,719	3,342	2,127	9,017	3,846
Collateralized debt obligations	–	–	–	–	–	–
Equity securities	353	48	–	–	353	48
Total available-for-sale securities	$ 272,687	$ 16,348	$ 41,689	$ 4,804	$ 314,376	$ 21,152

The unrealized losses at both December 31, 2009 and December 31, 2008, were attributable to changes in market interest rates and spreads since the securities were purchased.  Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.

During 2009, management concluded an individual bank-issued trust preferred security, with a book value of $4.0 million, and two collateralized debt obligation investment securities (“CDOs”), with an aggregate book value of $3.7 million, were other-than-temporarily impaired.  These securities were deemed total losses based on management’s evaluation of the underlying credit quality of the securities and estimations of cash flows expected to be collected from the securities, which indicated it was probable Peoples would not recover the amortized cost of the securities.  As a result, Peoples recognized a non-cash impairment loss of $7.7 million ($5.0 million after-tax) in earnings for the year ended December 31, 2009.

The measurement of the credit loss incurred on the mezzanine tranche CDOs was based on a comparison of management’s estimate of future cash flows versus the cash flows projected previously.  In estimating future cash flows, management considers the structure and term of the pool and the financial condition of the underlying issuers.  Specifically, the evaluation incorporates factors such as over-collateralization and interest coverage tests, interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various tranches.  Current estimates of cash flows are based on the recent trustee reports, announcements of deferrals or defaults and assumptions regarding expected future default rates, prepayment and recovery rates and other relevant information.  Additionally, management considers the impact on future cash flows should institutions identified as possessing a higher probability of default, based upon an evaluation of performance metrics, were to default in the near term.  Key assumptions used include: (1) current defaults would have no recovery and (2) current deferrals considered as defaults with no expected recovery.

Management performed its analysis of the remaining securities with an unrealized loss at December 31, 2009, and concluded no other individual securities were other-than-temporarily impaired.

The following table summarizes the roll-forward of cumulative credit losses on available-for-sale securities for which a portion of an other-than-temporary impairment is recognized in other comprehensive income, including those securities for which a cumulative effect adjustment was recorded (dollars in thousands):

Balance, January 1, 2009	$1,200
Cumulative effect adjustment for non-credit
portion of previously recorded OTTI losses	(166)
Balance, December 31, 2009	$1,034

The following table presents the amortized costs, fair value and weighted-average yield of securities by contractual maturity at December 31, 2009.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% Federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$ –	$ –	$81	$ –	$81
U.S. government sponsored agencies	–	–	4,384	–	4,384
States and political subdivisions	1,482	13,984	17,289	28,188	60,943
Residential mortgage-backed securities	–	2,719	112,434	430,978	546,131
Commercial mortgage-backed securities	–	–	–	23,656	23,656
U.S. government-backed student loan pools	–	–	15,851	37,121	52,972
Bank-issued trust preferred securities	–	–	–	16,073	16,073
Collateralized debt obligations	–	–	–	986	986
Equity securities	–	–	–	1,218	1,218
Total available-for-sale securities	$1,482	$16,703	$150,039	$538,220	$706,444

Fair value
Obligations of:
U.S. Treasury and government agencies	$ –	$ –	$82	$ –	$82
U.S. government sponsored agencies	–	–	4,473	–	4,473
States and political subdivisions	1,513	14,455	18,124	28,862	62,954
Residential mortgage-backed securities	–	2,807	114,602	441,416	558,825
Commercial mortgage-backed securities	–	–	–	24,188	24,188
U.S. government-backed student loan pools	–	–	17,021	42,419	59,440
Bank-issued trust preferred securities	–	–	–	13,826	13,826
Collateralized debt obligations	–	–	–	165	165
Equity securities	–	–	–	2,594	2,594
Total available-for-sale securities	$1,513	$17,262	$154,302	$553,470	$726,547
Total average yield	7.04%	6.04%	4.86%	4.97%	4.97%

Held-to-Maturity
At December 31, 2009, Peoples’ held-to-maturity investment consisted of a single qualified school construction bond and is classified as held-to-maturity because of Peoples’ intent and ability to hold the security to maturity given uncertainty regarding ownership rights of associated tax credits.  This security is carried at an amortized cost of $963,000, has a cash coupon rate of 1.18%, tax credit rate of 6.04% and matures in 2025.

Note 4.  Loans

Peoples Bank originates various types of loans including commercial loans, real estate loans and consumer loans, focusing primarily on lending opportunities in central and southeastern Ohio, west central West Virginia, and northeastern Kentucky markets.

The major classifications of loan balances, excluding loans held for sale, at December 31 were as follows:

(Dollars in thousands)	2009	2008
Commercial, mortgage	$503,034	$478,298
Commercial, other	159,915	178,834
Real estate, construction	32,427	77,917
Real estate, mortgage	264,918	279,413
Consumer	90,144	87,902
Deposit account overdrafts	1,620	1,668
Total loans	$1,052,058	$1,104,032

Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected.  The carrying amounts of these loans at December 31 included in the loan balances above are summarized as follows:

(Dollars in thousands)	2009	2008
Commercial, mortgage	$4,112	$5,330
Commercial, other	896	1,277
Real estate, mortgage	20,242	23,781
Consumer	186	263
Total outstanding balance	$25,436	$30,651
Net carrying amount	$24,734	$29,900

Peoples Bank has pledged certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB as discussed in Note 8.  At December 31, 2009, the amount of such pledged loans totaled $200.8 million.  In February 2010, Peoples pledged commercial loans with outstanding balances totaling approximately $233 million to secure borrowings with the Federal Reserve Bank of Cleveland.

Nonperforming/Past Due Loans
Nonperforming loans at December 31 were as follows:

(Dollars in thousands)	2009	2008
Loans 90+ days past due and accruing	$411	$ –
Nonaccrual loans	33,972	41,320
Total nonperforming loans	$34,383	$41,320

Certain loans included in the nonaccrual loan totals above are not considered impaired and evaluated individually by Peoples.  These loans consist primarily of smaller balance homogenous consumer and residential real estate loans that are collectively evaluated for impairment and totaled $1.7 million and $1.8 million at December 31, 2009 and December 31, 2008, respectively.

Impaired Loans
The following tables summarize loans classified as impaired at or for the years ended December 31:

(Dollars in thousands)		2009	2008
Impaired loans with an allocated allowance for loan losses		$18,188	$11,504
Impaired loans with no allocated allowance for loan losses		15,052	28,146
Total impaired loans		$33,240	$39,650
Allowance for loan losses allocated to impaired loans		$5,738	$4,340

(Dollars in thousands)	2009	2008	2007
Average investment in impaired loans	$38,109	$25,644	$16,412
Interest income recognized on impaired loans	$19	$108	$826

Interest received on impaired loans is included in income if principal recovery is reasonably assured.

Related Party Loans
In the normal course of its business, Peoples Bank has granted loans to executive officers and directors of Peoples.  Related party loans were made on substantially the same terms, including interest rates charged and collateral required, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectibility.  At December 31, 2009, no related party loan was past due 90 or more days, renegotiated or on nonaccrual status.  The following is an analysis of activity of related party loans for the year ended December 31, 2009:
(Dollars in thousands)
Balance, December 31, 2008	$ 13,187
New loans and disbursements	10,391
Repayments	(14,237)
Other changes	(558)
Balance, December 31, 2009	$ 8,783

Allowance for Loan Losses
Changes in the allowance for loan losses for each of the three years in the period ended December 31, 2009, were as follows:

(Dollars in thousands)	2009	2008	2007
Balance, beginning of year	$ 22,931	$ 15,718	$ 14,509
Charge-offs	(23,922)	(21,969)	(4,701)
Recoveries	2,527	1,542	1,951
Net charge-offs	(21,395)	(20,427)	(2,750)
Provision for loan losses	25,721	27,640	3,959
Balance, end of year	$ 27,257	$ 22,931	$ 15,718

Note 5.  Bank Premises and Equipment

The major categories of bank premises and equipment and accumulated depreciation at December 31 are summarized as follows:

(Dollars in thousands)	2009	2008
Land	$ 5,699	$ 5,764
Building and premises	31,358	30,737
Furniture, fixtures and equipment	18,377	17,626
Total bank premises and equipment	55,434	54,127
Accumulated depreciation	(30,590)	(29,016)
Net book value	$ 24,844	$ 25,111

Peoples depreciates its building and premises and furniture, fixtures and equipment over estimated useful lives generally ranging from 5 to 40 years and 2 to 10 years, respectively.  Depreciation expense was $1,998,000, $2,066,000 and $2,061,000, in 2009, 2008 and 2007, respectively.

Leases
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to ten years.  Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease.  All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense was $901,000, $739,000 and $748,000 in 2009, 2008 and 2007, respectively.

Peoples leases certain properties from related parties.  Payments related to these leases totaled $160,000, $162,000 and $183,000 in 2009, 2008 and 2007, respectively.  The terms of these leases are substantially the same as those offered for comparable transactions with non-related parties at the time the lease transactions were consummated.

The future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2009:

(Dollars in thousands)
2010	$850
2011	838
2012	831
2013	842
2014	609
Thereafter	2,440
Total payments	$6,410

Note 6.  Goodwill and Other Intangible Assets

Goodwill
There were no changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008.

Peoples performed the required goodwill impairment tests and concluded the recorded value of goodwill was not impaired as of December 31, 2009, based upon the estimated fair value of the single reporting unit.

Other intangible assets
 Other intangible assets were comprised of the following at December 31:

	Gross		Net
	Intangible	Accumulated	Intangible
(Dollars in thousands)	Asset	Amortization	Asset
2009
Core deposits	$10,564	$(9,719)	$845
Customer relationships	6,182	(5,112)	1,070
	$16,746	$(14,831)	$1,915
Mortgage servicing rights			1,164
Total other intangible assets			$3,079

2008
Core deposits	$10,564	$(9,042)	$1,522
Customer relationships	6,182	(4,537)	1,645
	$16,746	$(13,579)	$3,167
Mortgage servicing rights			719
Total other intangible assets			$3,886

The estimated aggregate future amortization expense of core deposit and customer relationship intangible assets at December 31, 2009, is as follows:

	Core	Customer
(Dollars in thousands)	Deposits	Relationships	Total
2010	$ 472	$ 446	$ 918
2011	269	316	585
2012	104	202	306
2013	–	106	106
2014	–	–	–
Thereafter	–	–	–
Total	$ 845	$ 1,070	$ 1,915

The following is an analysis of activity of MSRs for the years ended December 31:

(Dollars in thousands)	2009	2008	2007
Balance, beginning of year	$719	$756	$792
Amortization	(406)	(318)	(350)
Servicing rights originated	851	281	314
Balance, end of year	$1,164	$719	$756

No valuation allowances were required at December 31, 2009, 2008 and 2007 for Peoples’ MSRs since the fair value exceeded the book value.

Note 7.  Deposits

Peoples’ deposit balances were comprised of the following at December 31:

(Dollars in thousands)	2009	2008
Retail certificates of deposit:
$100,000 or more	$ 214,933	$ 235,257
Less than $100,000	322,616	390,938
Total retail certificates of deposit	537,549	626,195
Interest-bearing transaction accounts	229,232	187,100
Money market deposit accounts	263,257	213,498
Savings accounts	122,465	115,419
Total retail interest-bearing deposits	1,152,503	1,142,212
Brokered certificates of deposits	45,383	44,116
Total interest-bearing deposits	1,197,886	1,186,328
Non-interest-bearing deposits	198,000	180,040
Total deposit balances	$ 1,395,886	$ 1,366,368

The contractual maturities of certificates of deposits for each of the next five years and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
2010	$305,575	$5,000	$310,575
2011	118,882	–	118,882
2012	63,345	–	63,345
2013	24,099	–	24,099
2014	24,702	5,086	29,788
Thereafter	946	35,297	36,243
Total maturities	$537,549	$45,383	$582,932

Included in the amount to mature in 2009 is $5 million of brokered deposits with a total interest cost of 4.75% that matured in January 2010.  Deposits from related parties approximated $8.8 million and $9.9 million at December 31, 2009 and 2008, respectively.

Note 8.  Short-Term Borrowings

Peoples utilizes various short-term borrowings as sources of funds, which are summarized as follows:

(Dollars in thousands)	Retail Repurchase Agreements	FHLB Advances	National Market Repurchase Agreements	Other Short-Term Borrowings
2009
Ending balance	$51,921	$25,000	$ –	$ –
Average balance	52,905	6,867	–	150
Highest month end balance	53,931	25,000	–	10,000
Interest expense	468	13	–	1
Weighted-average interest rate:
End of year	0.54%	0.09%	– %	– %
During the year	0.88%	0.19%	– %	0.67%

2008
Ending balance	$54,452	$30,000	$ –	$14,400
Average balance	39,329	102,146	–	1,195
Highest month end balance	56,079	186,100	–	14,400
Interest expense	813	2,557	–	13
Weighted-average interest rate:
End of year	1.26%	0.34%	– %	0.50%
During the year	2.07%	2.50%	– %	1.09%

2007
Ending balance	$35,041	$187,500	$ –	$ –
Average balance	34,770	197,915	4,425	33
Highest month end balance	36,515	264,400	7,000	–
Interest expense	1,526	10,065	242	2
Weighted-average interest rate:
End of year	3.96%	2.50%	– %	– %
During the year	4.39%	5.09%	5.47%	6.06%

The FHLB advances consist of overnight borrowings and other advances with an original maturity of one year or less.  These advances, along with the long-term advances disclosed in Note 9, are collateralized by residential mortgage loans and investment securities.  Peoples’ borrowing capacity with the FHLB is based on the amount of collateral pledged and the amount of FHLB common stock owned.

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

Note 9.  Long-Term Borrowings

Long-term borrowings consisted of the following at December 31:

	2009		2008
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
Callable national market repurchase agreements	$145,000	4.01%	$155,000	4.06%
Non-callable national market repurchase agreements	–	– %	5,000	4.97%
FHLB convertible rate advances	7,500	4.81%	24,500	5.38%
FHLB putable, fixed rate advances	10,000	3.20%	10,000	3.20%
FHLB amortizing, fixed rate advances	18,613	3.56%	23,797	3.94%
FHLB non-amortizing, non-callable, fixed rate advances	15,000	3.90%	40,000	4.62%
FHLB non-amortizing, callable, fixed rate advances	50,000	3.29%	50,000	3.29%
Total long-term borrowings	$246,113	3.82%	$308,297	4.09%

Peoples’ national market repurchase agreements consist of agreements with unrelated financial service companies and have original maturities ranging from 3 to 10 years.  In general, these agreements may not be terminated by Peoples prior to the maturity without incurring additional costs.  The callable agreements contain call option features, in which the buyer has the right, at its discretion, to terminate the repurchase agreement after an initial period ranging from 3 months to 5 years.  After the initial call period, the buyer has the right to terminate the agreement on a quarterly basis thereafter until maturity.  If the buyer exercises its option, Peoples would be required to repay the agreement in whole at the quarterly date.

The FHLB advances consist of various borrowings with original maturities ranging from 3 to 20 years that generally may not be repaid prior to maturity without Peoples incurring a penalty.  The rate on the convertible rate advances are fixed from initial periods ranging from one to four years, depending on the specific advance.  After the initial fixed rate period, the FHLB has the option to convert each advance to a LIBOR based, variable rate advance.  If the FHLB exercises its option, Peoples may repay the advance in whole or in part on the conversion date or any subsequent repricing date without a prepayment fee.  At all other times, early repayment of any convertible rate advance would result in Peoples incurring a prepayment penalty.  For the putable advances, the FHLB has the option, at its sole discretion following an initial period of three months, to terminate the debt and require Peoples to repay the advance prior to the final stated maturity.  After the initial period, the FHLB has the option to terminate the debt on a quarterly basis.  If the advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then-offered by the FHLB, subject to normal FHLB underwriting criteria. As discussed in Note 8, long-term FHLB advances are collateralized by assets owned by Peoples.

The aggregate minimum annual retirements of long-term borrowings in the next five years and thereafter are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
2010	$ 33,281	4.27%
2011	45,212	4.50%
2012	37,223	4.18%
2013	2,033	3.68%
2014	1,522	3.54%
Thereafter	126,842	3.36%
Total long-term borrowings	$246,113	3.82%

Note 10.  Junior Subordinated Notes Held By Subsidiary Trust

Peoples previously formed a statutory business trust (the “Trust”) for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the “Capital Securities” or “Trust Preferred Securities”), with 100% of the common equity in the Trust owned by Peoples.  The proceeds from the Capital Securities and common equity were invested in junior subordinated debt securities of Peoples (the “Debentures”).

The Debentures held by the trust are the sole assets of the trust.  Distributions on the Capital Securities are payable semiannually at a rate per annum equal to the interest rate being earned by the Trust on the Debentures and are recorded as interest expense by Peoples.  Since the Trust is a variable interest entity and Peoples is not deemed to be the primary beneficiary, the Trust is not included in Peoples’ Consolidated Financial Statements.  As a result, Peoples includes the Debentures as a separate category of long-term debt on the Consolidated Balance Sheets entitled “Junior Subordinated Notes Held by Subsidiary Trust” and the related expense as interest expense on the Consolidated Statements of Income.

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

The Capital Securities are mandatorily redeemable upon maturity of the Debentures on May 1, 2029, and Peoples has the right to redeem the Debentures, in whole or in part, after May 1, 2009.  If redeemed prior to maturity, the redemption price of the Debentures will be the principal amount, plus any unpaid accrued interest, and a premium if redeemed before 2019.

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

The Capital Securities issued by the Trust at December 31 are summarized as follows:

(Dollars in thousands)	2009	2008
Capital Securities of PEBO Capital Trust I, 8.62%, due May 1, 2029,	$22,530	$22,495
net of unamortized issuance costs

Amount qualifying for Tier 1 capital	$22,530	$22,495

Note 11.  Stockholders’ Equity

The following table details the progression in balances of Peoples’ preferred, common and treasury stock during the years presented:

	Preferred	Common	Treasury Stock
	Stock	Stock
Balance, December 31, 2006	–	10,889,242	237,257
Changes related to stock-based compensation awards:
Exercise of stock options for common shares		5,703	(57,988)
Purchase of treasury stock			471,327
Common shares issued under dividend reinvestment plan		31,009
Issuance of common stock related to acquisitions:
Putnam Agency, Inc.			(4,662)
Barengo Insurance Agency, Inc.			(16,728)
Balance, December 31, 2007	–	10,925,954	629,206
Changes related to stock-based compensation awards:
Exercise of stock options for common shares		7,475	(11,093)
Purchase of treasury stock			23,367
Common shares issued under dividend reinvestment plan		41,935
Balance, December 31, 2008	–	10,975,364	641,480

	Preferred	Common	Treasury
	Stock	Stock	Stock
Balance, December 31, 2008	–	10,975,364	641,480
Issuance of preferred shares	39,000
Changes related to stock-based compensation awards:
Release of restricted common shares		3,415
Changes related to deferred compensation plan:
Purchase of treasury stock			17,984
Reissuance of treasury stock			(2,209)
Common shares issued under dividend reinvestment plan		53,113
Balance, December 31, 2009	39,000	11,031,892	657,255

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

Under standardized TARP Capital Purchase Program terms, cumulative dividends on the Series A Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum until February 14, 2014, and at a rate of 9% per annum thereafter.  These dividends will be paid only if, as and when declared by Peoples’ Board of Directors.  The Series A Preferred Shares have no maturity date and rank senior to the Common Shares with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of Peoples.  Subject to the approval of the Appropriate Federal Banking Agency (as defined in the Securities Purchase Agreement, which for Peoples is the Board of Governors of the Federal Reserve System), the Series A Preferred Shares are redeemable at the option of Peoples at 100% of their liquidation preference plus accrued and unpaid dividends, without penalty, delay or the need to raise additional replacement capital.  The Series A Preferred Shares are generally non-voting.

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

The American Recovery and Reinvestment Act of 2009 (the “ARRA”) passed by the United States Congress and signed by the President on February 17, 2009, provides that the U.S. Treasury, subject to consultation with the Appropriate Federal Banking Agency, must permit a TARP recipient to repay any assistance previously provided under TARP, without regard to whether the TARP recipient has replaced those funds from any other source or to any waiting period.  As a result, subject to consultation with the Federal Reserve Board, the U.S. Treasury must permit Peoples to redeem the Series A Preferred Shares at the appropriate redemption price without regard to whether the redemption price is to be paid from proceeds of a qualified equity offering or any other source or when the redemption date occurs.  If the Series A Preferred Shares were redeemed, Peoples has the right to repurchase the Warrant at its appraised value.  If Peoples chooses not to repurchase the Warrant, the U.S. Treasury must liquidate the related Warrant at the current market price.

Note 12.  Comprehensive Income (Loss)

The components of other comprehensive income (loss) for the years ended December 31 were as follows:

(Dollars in thousands)	2009	2008	2007
Net income	$ 4,190	$ 7,455	$ 18,314
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	26,573	(20,941)	1,697
Related tax (expense) benefit	(9,301)	7,329	(594)
Non-credit losses arising on securities during the period	(166)	–	–
Related tax benefit	58	–	–
Less: reclassification adjustment for net loss included in earnings	(6,261)	(2,592)	(6,062)
Related tax benefit	2,190	907	2,122
Net effect on other comprehensive income (loss)	21,235	(11,927)	5,043
Defined benefit plans:
Net gain (loss) arising during the period	1,151	(5,206)	1,327
Related tax (expense) benefit	(403)	1,822	(464)
Amortization of unrecognized loss and service cost on pension plan	148	13	162
Related tax expense	(52)	(4)	(57)
Net effect on other comprehensive income (loss)	844	(3,375)	968
Total other comprehensive income (loss), net of tax	22,079	(15,302)	6,011
Total comprehensive income (loss)	$26,269	$ (7,847)	$24,325

Changes in the components of Peoples’ accumulated other comprehensive income (loss) for years ended December 31, 2009, 2008 and 2007 were as follows:

		Unrecognized
	Unrealized	Net Pension and	Accumulated
	Gain (Loss)	Postretirement	Comprehensive
(Dollars in thousands)	on Securities	Costs	Income (Loss)
Balance, December 31, 2006	$ (979)	$ (2,018)	$ (2,997)
Current period change, net of tax	5,043	968	6,011
Balance, December 31, 2007	$ 4,064	$ (1,050)	$ 3,014
Current period change, net of tax	(11,927)	(3,375)	(15,302)
Balance, December 31, 2008	$ (7,863)	$ (4,425)	$ (12,288)
Current period change, net of tax	21,235	844	22,079
Cumulative effect adjustment for non-credit
portion of previously recorded OTTI losses	(304)	–	(304)
Balance, December 31, 2009	$ 13,068	$ (3,581)	$ 9,487

Note 13.  Employee Benefit Plans

Peoples sponsors a noncontributory defined benefit pension plan that covers substantially all employees hired before January 1, 2010.  The plan provides retirement benefits based on an employee’s years of service and compensation.   For employees hired before January 1, 2003, the amount of postretirement benefit is based on the employee’s average monthly compensation pay over the highest five consecutive years out of the employee’s last ten years with Peoples while an eligible employee.  For employees hired on or after January 1, 2003, the amount of postretirement benefit is based on 2% of the employee’s annual compensation plus accrued interest.  Effective January 1, 2010, the pension plan was closed to new entrants.  Peoples also has a contributory postretirement benefit plan for former employees who were retired as of December 31, 1992.  The plan provides health and life insurance benefits.  Peoples’ policy is to fund the cost of the benefits as they are incurred.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ending December 31, 2009, and a statement of the funded status as of December 31, 2009 and 2008:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2009	2008	2009	2008
Change in benefit obligation:
Obligation at January 1	$12,938	$11,868	$226	$246
Service cost	799	763	–	–
Interest cost	785	781	16	15
Plan participants’ contributions	–	–	128	123
Actuarial loss (gain)	(82)	492	11	(35)
Benefit payments	(1,365)	(966)	(138)	(123)
Increase due to plan changes	–	–	–	–
Obligation at December 31	$13,075	$12,938	$243	$226
Accumulated benefit obligation at December 31	$11,379	$11,164	$ –	$ –

Change in plan assets:
Fair value of plan assets at January 1	$9,840	$14,326	$ –	$ –
Actual return on plan assets	2,261	(3,520)	–	–
Employer contributions	1,150	–	10	–
Plan participants’ contributions	–	–	128	123
Benefit payments	(1,365)	(966)	(138)	(123)
Fair value of plan assets at December 31	$11,886	$9,840	$ –	$ –

Funded status:
Funded status at December 31	$(1,189)	$(3,098)	$(243)	$(226)
Unrecognized prior service cost	–	–	–	–
Unrecognized net loss	–	–	–	–
Net amount recognized	$(1,189)	$(3,098)	$(243)	$(226)

Amounts recognized in Consolidated Balance Sheets:
Prepaid benefit costs	$ –	$ –	$ –	$ –
Accrued benefit liability	(1,189)	(3,098)	(243)	(226)
Net amount recognized	$(1,189)	$(3,098)	$(243)	$(226)

Amounts recognized in Accumulated Comprehensive Income (Loss):
Unrecognized prior service cost	$18	$20	$18	$20
Unrecognized net loss	3,568	4,410	52	61
Total	$3,586	$4,430	$70	$81

Weighted-average assumptions at year-end:
Discount rate	6.40%	6.30%	6.40%	6.30%
Rate of compensation increase	2.50%	2.50%	n/a	n/a

The estimated costs relating to Peoples’ pension benefits that will be amortized from accumulated comprehensive income (loss) into net periodic cost over the next fiscal year are $4,000 of prior service costs and $238,000 of net loss.

Net Periodic Benefit Cost
The following table provides the components of net periodic benefit cost for the plans:

	Pension Benefits			Postretirement Benefits
(Dollars in thousands)	2009	2008	2007	2009	2008	2007
Service cost	$799	$763	$847	$ –	$ –	$ –
Interest cost	785	781	757	16	15	26
Expected return on plan assets	(1,194)	(1,202)	(1,191)	–	–	–
Amortization of prior service cost	4	4	2	(3)	–	–
Amortization of net loss	145	10	160	(3)	(7)	3
Net periodic benefit cost	$539	$356	$575	$10	$8	$29

Weighted-average assumptions:
Discount rate	6.30%	6.70%	6.00%	6.30%	6.70%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%	n/a	n/a	n/a
Rate of compensation increase	2.50%	3.50%	3.50%	n/a	n/a	n/a

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2009, grading down 1% per year to an ultimate rate of 5% in 2014.  The health care trend rate assumption does not have a significant effect on the contributory defined benefit postretirement plan; therefore, a one percentage point increase or decrease in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.

Determination of Expected Long-term Rate of Return
The expected long-term rate of return on the plans’ total assets is based on the expected return of each category of the plan’s assets.  Management considers the long-term historical returns of the assets within the portfolio and adjusts the rate, as necessary, for expected future returns on the assets in the plans in determining the rate.

Plan Assets
Peoples’ investment strategy, as established by Peoples’ Retirement Plan Committee, is to invest assets based upon established target allocations, which include a target range of 60-75% allocation in equity securities, 24-39% in debt securities and approximately 1% of other investments.  The assets are reallocated periodically to meet the target allocations.  The investment policy is reviewed periodically, under the advisement of a certified investment advisor, to determine if the policy should be changed.

The following table provides the fair values of investments held in Peoples’ pension plan at December 31, by major asset category:

(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
2009
Equity securities	$9,357	$9,357	$–
Debt securities	1,945	924	1,021
Other	584	–	584
Total fair value of pension assets	$11,886	$10,281	$1,605

2008
Equity securities	$6,072	$5,247	$825
Debt securities	2,769	1,134	1,635
Other	999	–	999
Total fair value of pension assets	$9,840	$6,381	$3,459

The equity securities measured at fair value consist primarily of stock mutual funds (Level 1 inputs) and common and collective trust funds (Level 2 inputs).  Debt securities include corporate bonds and bond mutual funds (Level 1 inputs), U.S. government and agency securities and obligations of state and political subdivisions (Level 2 inputs).  Other investments consist of cash, money market deposits, and certificates of deposit (Level 2 inputs).  For further information regarding levels of input used to measure fair value, please refer to Note 2.

Equity securities of Peoples’ pension plan did not include any securities of Peoples or related parties in 2009 or 2008.

Cash Flows
Peoples has not determined if any contributions will be made to its pension plan in 2010; however, actual contributions are made at the discretion of the Retirement Plan Committee and Peoples’ Board of Directors.  Estimated future benefit payments, which reflect benefits attributable to estimated future service, for the years ending December 31 are as follows:

(Dollars in thousands)	Pension Benefits	Post- retirement Benefits
2010	$ 920	$ 31
2011	1,022	31
2012	1,604	28
2013	1,130	26
2014	1,402	24
2015 to 2019	7,153	94
Total	$ 13,231	$ 234

Retirement Savings Plan
Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees.  The plan provides participants the opportunity to save for retirement on a tax-deferred basis.  During 2009 and in prior years, Peoples made matching contributions equal to 100% of participants’ contributions that did not exceed 3% of the participants’ compensation, plus 50% of participants’ contributions between 3% and 5% of the participants’ compensation.  Effective January 1, 2010, Peoples began making matching contributions equal to 100% of participants’ contributions that do not exceed 2% of the participants’ compensation.  Matching contributions made by Peoples totaled $775,000, $776,000 and $740,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 14.  Income Taxes

Peoples’ reported income tax (benefit) expense consisted of the following for the years ended December 31:

(Dollars in thousands)	2009	2008	2007
Current income tax	$4,148	$3,021	$6,548
Deferred income tax	(5,212)	(2,861)	(988)
Total income tax (benefit) expense	$(1,064)	$160	$5,560

The reported income tax (benefit) expense and effective tax rate in the Consolidated Statements of Income differs from the amounts computed by applying the statutory corporate tax rate as follows for the years ended December 31:

	2009			2008		2007
(Dollars in thousands)	Amount	Rate		Amount	Rate	Amount	Rate
Income tax computed at statutory federal tax rate	$ 1,063	34.0%		$ 2,665	35.0%	$ 8,356	35.0%
Differences in rate resulting from:
Tax-exempt interest income	(921)	(29.5)		(924)	(12.1)	(831)	(3.5)
Investments in tax credit funds	(625)	(20.0)		(689)	(9.0)	(640)	(2.7)
Bank owned life insurance	(357)	(11.4)		(554)	(7.3)	(581)	(2.4)
Change in valuation allowance	–	–		(321)	(4.2)	(635)	(2.6)
Other, net	(224)	(7.2)		(17)	(0.3)	(109)	(0.5)
Total income tax (benefit) expense	$(1,064)	-34.1%	%	$ 160	2.1%	$ 5,560	23.3%

Peoples’ income tax returns are subject to review and examination by federal and state taxing authorities.  Peoples is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2006 through 2008.  The years open to examination by state taxing authorities vary by jurisdiction.  The significant components of Peoples' deferred tax assets and liabilities consisted of the following at December 31:

(Dollars in thousands)	2009	2008
Deferred tax assets:
Allowance for loan losses	$10,002	$8,548
Accrued employee benefits	1,482	2,103
Available-for-sale securities	–	4,234
Investments	2,229	–
AMT credit carryforward	3,676	2,069
Other	283	315
Total deferred tax assets	17,672	17,269

Deferred tax liabilities:
Bank premises and equipment	1,317	1,183
Deferred income	1,170	1,013
Deferred net loan costs	389	331
Available-for-sale securities	7,036	–
Investments	–	351
Other	3,556	3,510
Total deferred tax liabilities	13,468	6,388
Net deferred tax asset	$4,204	$10,881

The AMT tax credit carryforward at December 31, 2009 and 2008 may be carried over indefinitely.  No valuation allowance for deferred tax assets was required at December 31, 2009 as it is more likely than not that all of the deferred tax assets will be realized in future periods.  The related federal income tax expense on securities transactions approximated $506,000 in 2009, $584,000 in 2008 and $38,000 in 2007.

Note 15.  Earnings Per Share

The calculations of basic and diluted earnings per common share for years ended December 31 were as follows:

(Dollars in thousands, except per share data)	2009	2008	2007
Net income	$4,190	$7,455	$18,314
Preferred dividends	1,876	-	-
Net income available to common shareholders	2,314	7,455	18,314

Weighted-average common shares outstanding	10,363,975	10,315,263	10,462,933
Effect of potentially dilutive common shares	10,817	33,316	66,701
Total weighted-average diluted common
shares outstanding	10,374,792	10,348,579	10,529,634

Earnings per common share:
Basic	$0.22	$0.72	$1.75
Diluted	$0.22	$0.72	$1.74

As disclosed in Note 11, during 2009 Peoples issued a warrant to purchase 313,505 common shares, which remained outstanding at December 31, 2009.  This warrant was excluded from the calculation of diluted earnings per common share since it was anti-dilutive.  In addition, stock options and SARs covering 285,678; 282,604 and 142,306 common shares were excluded from the calculations for 2009, 2008 and 2007, respectively, since they were anti-dilutive.

Note 16.  Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, Peoples is party to financial instruments with off-balance sheet risk necessary to meet the financing needs of customers.  These financial instruments include commitments to extend credit and standby letters of credit.  The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Balance Sheets.  The contract amounts of these instruments express the extent of involvement Peoples has in these financial instruments.

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

The total amounts of loan commitments and standby letters of credit at December 31 are summarized as follows:

	Contractual Amount
(Dollars in thousands)	2009	2008
Home equity lines of credit	$40,169	$40,909
Unadvanced construction loans	12,921	49,615
Other loan commitments	113,072	110,670
Loan commitments	166,162	201,194

Standby letters of credit	$44,048	$46,788

Other
Peoples also has commitments to make additional capital contributions in low-income housing projects.  Such commitments approximated $0.9 million at December 31, 2009, and $1.1 million at December 31, 2008.  The maximum aggregate amounts Peoples could be required to make for each of the next five years are as follows: $240,000 in 2010; $234,000 in 2011; $185,000 in 2012; $125,000 in 2013 and $66,000 in 2014.

Note 17.  Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require Peoples and Peoples Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Peoples and Peoples Bank met all capital adequacy requirements at December 31, 2009.

As of December 31, 2009, the most recent notifications from the banking regulatory agencies categorized Peoples and Peoples Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Peoples and Peoples Bank must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since these notifications that management believes have changed Peoples or Peoples Bank's category.

Peoples and Peoples Bank’s actual capital amounts and ratios as of December 31 are also presented in the following table:

	December 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES
Total Capital (1)
Actual	$209,144	16.8%	$173,470	13.2%
For capital adequacy	99,577	8.0%	105,253	8.0%
To be well capitalized	124,471	10.0%	131,566	10.0%

Tier 1 (2)
Actual	$192,822	15.5%	$156,254	11.9%
For capital adequacy	49,788	4.0%	52,626	4.0%
To be well capitalized	74,682	6.0%	78,939	6.0%

Tier 1 Leverage (3)
Actual	$192,822	10.1%	$156,254	8.2%
For capital adequacy	76,653	4.0%	76,443	4.0%
To be well capitalized	95,817	5.0%	95,554	5.0%
Net Risk-Weighted Assets	$1,244,707		$1,315,657

PEOPLES BANK
Total Capital (1)
Actual	$178,798	14.4%	$158,030	12.1%
For capital adequacy	99,150	8.0%	104,715	8.0%
To be well capitalized	123,938	10.0%	130,894	10.0%

Tier 1 (2)
Actual	$163,161	13.2%	$141,587	10.8%
For capital adequacy	49,575	4.0%	52,357	4.0%
To be well capitalized	74,363	6.0%	78,536	6.0%

Tier 1 Leverage (3)
Actual	$163,161	8.6%	$141,587	7.5%
For capital adequacy	76,277	4.0%	75,866	4.0%
To be well capitalized	95,346	5.0%	94,833	5.0%
Net Risk-Weighted Assets	$1,239,379		$1,308,937
            (1)  Ratio represents total capital to net risk-weighted assets
            (2)  Ratio represents Tier 1 capital to net risk-weighted assets
            (3)  Ratio represents Tier 1 capital to average assets

As more fully disclosed in Note 11, on January 30, 2009, Peoples received $39.0 million of new equity capital from the sale of Series A Preferred Shares and the Warrant to U.S. Treasury as part of the TARP Capital Purchase Program.  All of the proceeds from the sale of the Series A Preferred Shares and the Warrant qualified as Tier 1 capital for regulatory purposes.

Limits on Dividends
The primary source of funds for the dividends paid by Peoples is dividends received from Peoples Bank.  The payment of dividends by Peoples Bank is subject to various banking regulations.  The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years.  At December 31, 2009, Peoples Bank had approximately $6.3 million of net profits available for distribution to Peoples as dividends without regulatory approval.

Federal Reserve Requirements
Peoples Bank is required to maintain a minimum level of reserves, consisting of cash on hand and non-interest-bearing balances with the Federal Reserve Bank of Cleveland, based on the amount of deposit liabilities.  Average required reserve balances were approximately $5.1 million and $4.9 million for the years ended December 31, 2009 and 2008.

Note 18.  Stock–Based Compensation

Under the Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan (the “2006 Equity Plan”) approved by shareholders, Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights or any combination thereof covering up to 500,000 common shares to employees and non-employee directors.  Prior to 2007, Peoples granted nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors under the 2006 Equity Plan and predecessor plans.  Since February 2007, Peoples has granted a combination of restricted common shares and stock appreciation rights (“SARs”) to be settled in common shares to employees and restricted common shares to non-employee directors subject to the terms and conditions prescribed by the 2006 Equity Plan.  In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available.  If no treasury shares are available, common shares are issued from authorized but unissued common shares.

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

The following summarizes the changes to Peoples’ stock options for the year ended December 31, 2009:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	304,447	$22.91
Granted	–	–
Exercised	–	–
Expired	33,690	15.00
Outstanding at December 31	270,757	$23.90	3.5 years	$ –

Exercisable at December 31	270,757	$23.90	3.5 years	$ –

The total intrinsic value of stock options exercised was $0, $61,000 and $0.6 million in 2009, 2008 and 2007, respectively.

The following summarizes information concerning Peoples’ stock options outstanding at December 31, 2009:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Option Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Option Shares Exercisable	Weighted- Average Exercise Price
$13.00	to	$22.24	51,491	0.8 years	$15.14	51,491	$15.14
$22.25	to	$23.49	48,603	3.2 years	22.32	48,603	22.32
$23.50	to	$25.99	44,824	2.4 years	23.95	44,824	23.95
$26.00	to	$28.24	45,767	4.5 years	27.06	45,767	27.06
$28.25	to	$28.49	39,538	5.8 years	28.25	39,538	28.25
$28.50	to	$32.00	40,534	4.7 years	29.03	40,534	29.03
Total			270,757	3.5 years	$23.90	270,757	$23.90

Stock Appreciation Rights
 SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted will vest three years from the grant date and expire ten years from the date of grant.  The following summarizes the changes to Peoples’ SARs for the year ended December 31, 2009:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	57,433	$ 25.92
Granted	–	–
Exercised	–	–
Forfeited	3,677	27.62
Outstanding at December 31	53,756	$ 25.80	7.6 years	$ –
Exercisable at December 31	1,124	$ 26.49	0.7 years	$ –

The weighted-average estimated fair value of the SARs granted in 2008 and 2007 was $5.46 and $7.73, respectively.  The following summarizes information concerning Peoples’ SARs outstanding at December 31, 2009:

Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Exercisable
$23.26	5,000	7.6 years	$23.26	–
$23.77	25,765	8.0 years	23.77	567
$23.80 to $27.99	3,000	8.2 years	24.52	–
$29.25	19,991	6.9 years	29.25	557
Total	53,756	7.6 years	$25.80	1,124

Restricted Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while the restrictions on common shares awarded to employees expire after three years. The following summarizes the changes to Peoples’ restricted common shares for year ended December 31, 2009:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1	15,578	$ 26.10
Awarded	2,000	13.14
Released	3,415	25.16
Forfeited	172	26.26
Outstanding at December 31	13,991	$ 24.48

The total intrinsic value of restricted stock released was $37,000, $158,000 and $220,000 in 2009, 2008 and 2007, respectively.

Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefits costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized for the years ended December 31:

	2009	2008	2007
Total stock-based compensation	$ 149,000	$ 498,000	$ 391,000
Recognized tax benefit	(52,000)	(174,000)	(137,000)
Net expense recognized	$ 97,000	$ 324,000	$ 254,000

In 2009, restricted common shares were the only stock-based compensation awards granted by Peoples.  The estimated fair value of SARs granted in 2008 and 2007 was calculated at grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2008	2007
Risk-free interest rate	4.38%	4.82%
Dividend yield	3.88%	3.05%
Volatility factor of the market price of parent stock	26.3%	25.5%
Weighted-average expected life	10.0 years	10.0 years

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

Total unrecognized stock-based compensation expense related to unvested awards was $85,000 at December 31, 2009, which will be recognized over a weighted-average period of 0.8 years.

Note 19.  Parent Company Only Financial Information

Condensed Balance Sheets	December 31,
(Dollars in thousands)	2009	2008
Assets:
Cash and due from other banks	$ 996	$ 2,209
Interest-bearing deposits in subsidiary bank	22,780	3,776
Receivable from subsidiary bank	575	423
Available-for-sale investment securities, at estimated fair value (amortized
cost of $1,394 and $1,405 at December 31, 2009 and 2008, respectively)	2,771	2,940
Investments in subsidiaries:
Bank	216,339	179,193
Non-bank	28,975	28,025
Other assets	1,342	1,305
Total assets	$ 273,778	$ 217,871

Liabilities:
Accrued expenses and other liabilities	$ 5,545	$ 5,872
Dividends payable	1,291	2,398
Junior subordinated debentures held by subsidiary trust	22,975	22,975
Total liabilities	29,811	31,245

Preferred stockholders' equity	38,543	–
Common stockholders' equity	205,424	186,626
Total stockholders' equity	243,967	186,626
Total liabilities and stockholders' equity	$ 273,778	$ 217,871

Condensed Statements of Income	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Income:
Dividends from subsidiary bank	$ 3,000	$ 2,000	$ 28,000
Dividends from non-bank subsidiary	5,250	–	1,000
Interest and other income	495	361	392
Total income	8,745	2,361	29,392

Expenses:
Interest expense on junior subordinated notes held by subsidiary trusts	2,015	2,011	2,223
Intercompany management fees	909	821	938
Other expense	1,067	1,380	1,374
Total expenses	3,991	4,212	4,535

Income (loss) before federal income taxes and (excess dividends from) equity
in undistributed earnings of subsidiaries	4,754	(1,851)	24,857
Applicable income tax benefit	(1,522)	(1,798)	(2,345)
(Excess dividends from) equity in undistributed earnings of subsidiaries	(2,086)	7,508	(8,888)
Net income	$ 4,190	$ 7,455	$ 18,314

Statements of Cash Flows	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Operating activities
Net income	$ 4,190	$ 7,455	$ 18,314
Adjustment to reconcile net income to cash provided by operations:
Amortization and depreciation	–	–	2
Excess dividends from (equity in) undistributed earnings of subsidiaries	2,086	(7,508)	8,888
Other, net	(142)	59	1,313
Net cash provided by operating activities	6,134	6	28,517

Investing activities
Net proceeds from sales and maturities (purchases of) investment securities	38	(45)	(224)
Investment in subsidiaries	(18,000)	–	–
Change in receivable from subsidiary	(153)	228	(51)
Acquisitions, net of cash received	–	–	(1,070)
Net cash (used in) provided by investing activities	(18,115)	183	(1,345)

Financing activities
Issuance of preferred shares and common stock warrant	39,000	–	–
Preferred stock dividends	(1,543)	–	–
Purchase of treasury stock	(249)	(506)	(12,350)
Proceeds from issuance of common stock	4	210	989
Redemption of Trust Preferred Securities	–	–	(7,000)
Cash dividends paid	(7,426)	(8,423)	(8,375)
Excess tax (expense) benefit for share based payments	(14)	(33)	148
Net cash provided by (used in) financing activities	29,772	(8,752)	(26,588)
Net increase (decrease) in cash and cash equivalents	17,791	(8,563)	584
Cash and cash equivalents at the beginning of year	5,985	14,548	13,964
Cash and cash equivalents at the end of year	$ 23,776	$ 5,985	$ 14,548

Supplemental cash flow information:
Interest paid	$ 1,980	$ 1,980	$ 2,302

Note 20.  Summarized Quarterly Information (Unaudited)

A summary of selected quarterly financial information for 2009 and 2008 follows:

	2009
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Total interest income	$26,334	$25,745	$25,472	$24,554
Total interest expense	10,807	10,315	10,003	9,137
Net interest income	15,527	15,430	15,469	15,417
Provision for loan losses	4,063	4,734	10,168	6,756
Net impairment losses	–	–	(5,930)	(1,777)
Net gain on investment securities	326	262	276	582
Other income	8,118	8,302	7,745	7,782
Intangible asset amortization	330	319	307	296
FDIC insurance	487	1,608	687	660
Other expenses	13,685	13,594	13,093	13,616
Income tax expense (benefit)	1,211	893	(2,630)	(538)
Net income (loss)	4,195	2,846	(4,065)	1,214
Preferred dividends	341	511	512	512
Net income (loss) available to common shareholders	$3,854	$2,335	$(4,577)	$702

Earnings per common share - Basic	$0.37	$0.23	$(0.44)	$0.07
Earnings per common share - Diluted	$0.37	$0.23	$(0.44)	$0.07

Weighted-average common shares outstanding - Basic	10,344,862	10,360,590	10,372,946	10,376,956
Weighted-average common shares outstanding - Diluted	10,355,280	10,377,105	10,390,275	10,387,400

	2008
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Total interest income	$27,299	$26,548	$26,063	$26,317
Total interest expense	13,013	11,674	11,461	11,600
Net interest income	14,286	14,874	14,602	14,717
Provision for loan losses	1,437	6,765	5,996	13,442
Net impairment losses	–	(260)	–	(4,000)
Net gain (loss) on investment securities	293	(48)	(111)	1,534
Other income	8,234	7,886	8,142	8,591
Intangible asset amortization	415	403	390	378
FDIC insurance	34	52	55	219
Other expenses	13,293	12,589	12,748	12,909
Income tax expense (benefit)	1,986	690	493	(3,009)
Net income (loss) available to common shareholders	$5,648	$1,953	$2,951	$(3,097)

Earnings per common share - Basic	$0.55	$0.19	$0.29	$(0.30)
Earnings per common share - Diluted	$0.55	$0.19	$0.28	$(0.30)

Weighted-average common shares outstanding - Basic	10,302,713	10,304,666	10,319,534	10,333,888
Weighted-average common shares outstanding - Diluted	10,345,180	10,352,135	10,354,522	10,359,491

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning (a) directors of Peoples Bancorp Inc. (“Peoples”), (b) the procedures by which shareholders of Peoples may recommend nominees to Peoples’ Board of Directors, (c) the Audit Committee of Peoples’ Board of Directors and (d) the Board of Directors’ determination that Peoples has an “audit committee financial expert” serving on its Audit Committee required by Items 401, 407(c)(3), 407(d)(4) and 407(d)(5) of SEC Regulation S-K is included in the sections captioned “PROPOSAL NUMBER 1: ELECTION OF DIRECTORS”, “THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD” and “NOMINATING PROCEDURES” of the definitive Proxy Statement of Peoples Bancorp Inc. relating to the Annual Meeting of Shareholders to be held April 22, 2010 (“Peoples’ Definitive Proxy Statement”), which sections are incorporated herein by reference.  The procedures by which shareholders of Peoples may recommend nominees to Peoples’ Board of Directors have not changed materially from those described in Peoples’ definitive Proxy Statement for the 2009 Annual Meeting of Shareholders held on April 23, 2009.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is included in the sections captioned “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “EXECUTIVE COMPENSATION: COMPENSATION DISCUSSION AND ANALYSIS”, “LONG-TERM EQUITY-BASED INCENTIVE COMPENSATION”, “SUMMARY COMPENSATION TABLE FOR 2009”, “GRANTS OF PLAN-BASED AWARDS FOR 2009”, “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009”, “OPTION EXERCISES AND STOCK VESTED FOR 2009”, “PENSION BENEFITS FOR 2009”, “NON-QUALIFIED DEFERRED COMPENSATION FOR 2009” and “OTHER POTENTIAL POST EMPLOYMENT PAYMENTS” of Peoples’ Definitive Proxy Statement, which sections are incorporated herein by reference.

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

Equity Compensation Plan Information
The table below provides information as of December 31, 2009, with respect to compensation plans under which common shares of Peoples are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.  These compensation plans include:

(i)	the Peoples Bancorp Inc. 1995 Stock Option Plan (the “1995 Plan”);
(ii)	the Peoples Bancorp Inc. 1998 Stock Option Plan (the “1998 Plan”);
(iii)	the Peoples Bancorp Inc. 2002 Stock Option Plan (the “2002 Plan”);
(iv)	the Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan (the “2006 Plan”); and
(v)	the Peoples Bancorp Inc. Second Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the “Deferred Compensation Plan”).

All of these compensation plans were approved by the shareholders of Peoples.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	416,617(1)	$24.74(2)	396,732(3)

Equity compensation plans not approved by shareholders	–	–	–
Total	416,617	$24.74	396,732
(1)
Includes an aggregate of 324,513 common shares issuable upon exercise of options granted under the 1995 Plan, the 1998 Plan and the 2002 Plan and options and stock appreciation rights granted under the 2006 Plan and 92,104 common shares allocated to participants’ bookkeeping accounts under the Deferred Compensation Plan.

(2)
Represents weighted-average exercise price of outstanding options granted under the 1995 Plan, the 1998 Plan and the 2002 Plan and options and stock appreciation rights granted under the 2006 Plan.  The weighted-average exercise price does not take into account the common shares allocated to participants’ bookkeeping accounts under the Deferred Compensation Plan.

(3)
Includes 395,055 common shares remaining available for future grants under the 2006 Plan at December 31, 2009.  No common shares were available for future grants under the 1995 Plan, the 1998 Plan and the 2002 Plan at December 31, 2009.  No amount is included for potential future allocations to participants’ bookkeeping accounts under the Deferred Compensation Plan since the terms of the Deferred Compensation Plan do not provide for a specified limit on the number of common shares which may be allocated to participants’ bookkeeping accounts.

Additional information regarding Peoples’ stock-based compensation plans can be found in Note 18 of the Notes to the Consolidated Financial Statements.

Since 1991, Peoples has maintained the Deferred Compensation Plan for Directors, which provides a non-employee director of Peoples the ability to defer all or part of the compensation, and related federal income tax, received for services provided as a director of Peoples or one of its subsidiaries.  Since 1998, directors participating in the Deferred Compensation Plan have been permitted to allocate their deferrals between a cash account and a stock account.  The cash account earns interest equal to Peoples Bank’s three-year certificate of deposit interest rate.  The stock account receives allocations of Peoples’ common shares on the first business day of each calendar quarter based upon amounts deferred during the quarter and fair market value of Peoples’ common shares and is credited with subsequent cash dividends on the common shares previously allocated to the account.  The only right a participant in the Deferred Compensation Plan for Directors has with respect to his or her cash account and/or stock account is to receive distributions upon termination of service as a director.  Distribution of the deferred amounts is made in a lump sum or annual installments.  The stock account is distributed in common shares of Peoples or in cash and the cash account is distributed only in cash.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements:
    The following consolidated financial statements of Peoples Bancorp Inc. and subsidiaries are included in Item 8:

Page
Report of Independent Registered Public Accounting Firm (Ernst & Young LLP) on Effectiveness of
Internal Control Over Financial Reporting	56
Report of Independent Registered Public Accounting Firm (Ernst & Young LLP) on Consolidated
Financial Statements	57
Consolidated Balance Sheets as of December 31, 2009 and 2008	58
Consolidated Statements of Income for each of the three years ended December 31, 2009	59
Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2009	60
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2009	61
Notes to the Consolidated Financial Statements	62
Peoples Bancorp Inc. (Parent Company Only Financial Information is included in Note 19 of the
Notes to the Consolidated Financial Statements)	90

(a)(2)Financial Statement Schedules
   All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)Exhibits
Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 98.  The Exhibit Index specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)        Exhibits
Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 98.

(c)        Financial Statement Schedules
None.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                                 PEOPLES BANCORP INC.

Date:  March 1, 2010                                                                                                                     By:     /s/  MARK F. BRADLEY
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

Signatures	Title	Date

/s/ MARK F. BRADLEY	President, Chief Executive Officer and Director	03/01/2010
Mark F. Bradley

/s/ EDWARD G. SLOANE	Executive Vice President, Chief Financial Officer and	03/01/2010
Edward G. Sloane	Treasurer (Principal Financial and Accounting Officer)

/s/ DAVID M. ARCHER*	Director	03/01/2010
David M. Archer

/s/ CARL L. BAKER, JR.*	Director	03/01/2010
Carl L. Baker, Jr.

/s/ GEORGE W. BROUGHTON*	Director	03/01/2010
George W. Broughton

/s/ WILFORD D. DIMIT*	Director	03/01/2010
Wilford D. Dimit

/s/ RICHARD FERGUSON*	Chairman of the Board and Director	03/01/2010
Richard Ferguson

/s/ BRENDA F. JONES, M.D.*	Director	03/01/2010
Brenda F. Jones, M.D.

/s/ DAVID L. MEAD*	Director	03/01/2010
David L. Mead

/s/ ROBERT W. PRICE*	Director	03/01/2010
Robert W. Price

/s/ THEODORE P. SAUBER*	Director	03/01/2010
Theodore P. Sauber

/s/ PAUL T. THEISEN*	Vice Chairman of the Board and Director	03/01/2010
Paul T. Theisen

/s/ JOSEPH H. WESEL*	Director	03/01/2010
Joseph H. Wesel

/s/ THOMAS J. WOLF*	Director	03/01/2010
Thomas J. Wolf

*
The above-named directors of the Registrant sign this Annual Report on Form 10-K by Mark F. Bradley, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated and on the 1st day of March, 2010.

By:	/s/ MARK F. BRADLEY Mark F. Bradley President and Chief Executive Officer

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2009

Exhibit Number	Description	Exhibit Location
3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993).	Incorporated herein by reference to Exhibit 3(a) to the Registration Statement of Peoples Bancorp Inc. (“Peoples”) on Form 8-B filed July 20, 1993 (File No. 0-16772).

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994).	Incorporated herein by reference to Exhibit 3(a)(2) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-16772) (“Peoples’ 1997 Form 10-K”).

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996).	Incorporated herein by reference to Exhibit 3(a)(3) to Peoples’ 1997 Form 10-K.

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003).	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772)(“Peoples’ March 31, 2003 Form 10-Q”).

3.1(e)	Certificate of Amendment by Shareholders or Members to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009).	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated January 22, 2009 and filed on January 23, 2009 (File No. 0-16772).

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

3.1(g)	Amended Articles of Incorporation of Peoples Bancorp Inc. (reflecting amendments through January 28, 2009) [For SEC reporting compliance purposes only – not filed with Ohio Secretary of State].	Incorporated herein by reference to Exhibit 3.1(g) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 0-16772) (“Peoples’ 2008 Form 10-K”).

3.2(a)	Code of Regulations of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Registration Statement on Form 8-B filed July 20, 1993 (File No. 0-16772).

3.2(b)
Certificate of Amendment to the Code of Regulations of Peoples Bancorp Inc. regarding adoption of amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003.
Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q.

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2009

Exhibit Number	Description	Exhibit Location
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

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2009

Exhibit Number	Description	Exhibit Location
10.1(a)	Peoples Bancorp Inc. Second Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (Amended and Restated Effective December 11, 2008.)*	Incorporated herein by reference to Exhibit 10.1(a) to Peoples’ 2008 Form 10-K.

10.1(b)	Rabbi Trust Agreement, made January 6, 1998, between Peoples Bancorp Inc. and The Peoples Banking and Trust Company (predecessor to Peoples Bank, National Association)*	Incorporated herein by reference to Exhibit 10.1(c) of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-16772) (“Peoples’ 2007 Form 10-K”).

10.2(a)	Peoples Bancorp Inc. Amended and Restated Incentive Award Plan (Amended and Restated Effective December 11, 2008) [Effective for the fiscal year ended December 31, 2009]*	Incorporated herein by reference to Exhibit 10.2 of Peoples’ 2008 Form 10-K.

10.2(b)	Summary of Incentive Plan for Executive Officers and other employees of Peoples Bancorp Inc. [Effective for the fiscal year ended December 31, 2010]*	Filed herewith.

10.3	Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 4 to Peoples’ Registration Statement on Form S-8 filed May 24, 1995 (Registration Statement No. 33-59569).

10.4	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples under Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(k) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-16772) (“Peoples’ 1995 Form 10-K”).

10.5	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples’ subsidiaries under Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(l) to Peoples’ 1995 Form 10-K.

10.6	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(m) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-16772) (“Peoples’ 1998 Form 10-K”).

10.7	Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10 to Peoples’ Registration Statement on Form S-8 filed September 4, 1998 (Registration Statement No. 333-62935).

10.8	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(o) to Peoples’ 1998 Form 10-K.

*Management Compensation Plan

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2009

Exhibit Number	Description	Exhibit Location
10.9	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to consultants/advisors of Peoples under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(p) to Peoples’ 1998 Form 10-K.

10.10	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(o) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-16772).

10.11	Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10 to Peoples’ Registration Statement on Form S-8 filed April 15, 2002 (Registration Statement No. 333-86246).

10.12	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(r) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-16772) (“Peoples’ 2002 Form 10-K”).

10.13	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to directors of Peoples’ subsidiaries under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(s) to Peoples’ 2002 Form 10-K.

10.14	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to employees of Peoples under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(t) to Peoples’ 2002 Form 10-K.

10.15	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(u) to Peoples’ 2002 Form 10-K.

10.16	Amended and Restated Change in Control Agreement, between Peoples Bancorp Inc. and Mark F. Bradley (amended and restated effective December 11, 2008)*	Incorporated herein by reference to Exhibit 10.20 to Peoples’ 2008 Form 10-K.

10.17	Amended and Restated Change in Control Agreement, between Peoples Bancorp Inc. and Carol A. Schneeberger (amended and restated effective December 11, 2008)*	Incorporated herein by reference to Exhibit 10.21 to Peoples’ 2008 Form 10-K.

10.18	Amended and Restated Change in Control Agreement between Peoples Bancorp Inc. and David T. Wesel (amended and restated effective December 11, 2008)*	Incorporated herein by reference to Exhibit 10.22 to Peoples’ 2008 Form 10-K.

10.19	Amended and Restated Change in Control Agreement between Peoples Bancorp Inc. and Joseph S. Yazombek (amended and restated effective December 11, 2008)*	Incorporated herein by reference to Exhibit 10.24 to Peoples’ 2008 Form 10-K.

*Management Compensation Plan

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2009

Exhibit Number	Description	Exhibit Location
10.20	Summary of Perquisites for Executive Officers of Peoples Bancorp Inc.*	Filed herewith.

10.21	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.*	Filed herewith.

10.22	Summary of Cash Compensation for Directors of Peoples Bancorp Inc.	Filed herewith.

10.23	Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan*	Incorporated herein by reference to Exhibit 10.28 to Peoples’ 2008 Form 10-K.

10.24	Form of Peoples Bancorp Inc. 2006 Equity Plan Nonqualified Stock Option Agreement used and to be used to evidence grant of nonqualified stock option to non-employee directors of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10(c) of Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 0-16772).

10.25	Form of Peoples Bancorp Inc. 2006 Equity Plan Restricted Stock Agreement for employees used and to be used to evidence awards of restricted stock granted to employees of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10.29 of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-16722) (“Peoples’ 2006 Form 10-K”).

10.26
Form of Peoples Bancorp Inc. 2006 Equity Plan Restricted Stock Agreement for non-employee directors used and to be used to evidence awards of restricted stock granted to directors of Peoples Bancorp Inc.*
Incorporated herein by reference to Exhibit 10.30 of Peoples’ 2006 Form 10-K.

10.27	Form of Peoples Bancorp Inc. 2006 Equity Plan SAR Agreement for employees used and to be used to evidence awards of stock appreciation rights granted to employees of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 10.31 of Peoples’ 2006 Form 10-K.

10.28(a)	Letter Agreement, dated July 22, 2009, between Peoples Bancorp Inc. and Mark F. Bradley.*	Incorporated herein by reference to Exhibit 10.1 to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (File No. 0-16722) (“Peoples’ June 30, 2009 Form 10-Q”).

10.28(b)	Letter Agreement, dated July 22, 2009, between Peoples Bancorp Inc. and Edward G. Sloane.*	Incorporated herein by reference to Exhibit 10.2 to Peoples’ June 30, 2009 Form 10-Q

10.28(c)	Letter Agreement, dated July 22, 2009, between Peoples Bancorp Inc. and Carol A. Schneeberger.*	Incorporated herein by reference to Exhibit 10.4 to Peoples’ June 30, 2009 Form 10-Q

10.28(d)	Letter Agreement, dated Jull 22, 2009, between Peoples Bancorp Inc. and David T. Wesel.*	Incorporated herein by reference to Exhibit 10.5 to Peoples’ June 30, 2009 Form 10-Q

10.28(e)	Letter Agreement, dated July 22, 2009, between Peoples Bancorp Inc. and Joseph S. Yazombek.*	Incorporated herein by reference to Exhibit 10.6 to Peoples’ June 30, 2009 Form 10-Q

*Management Compensation Plan

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2009

Exhibit Number	Description	Exhibit Location
10.29	Amended and Restated Change in Control Agreement between Peoples Bancorp Inc. and Edward G. Sloane (amended and restated effective December 11, 2008)*	Incorporated herein by reference to Exhibit 10.34 to Peoples’ 2008 Form 10-K.

10.30	Change in Control Agreement between Peoples Bancorp Inc. and Daniel K. McGill (adopted September 14, 2009)*	Incorporated herein by reference to Exhibit 10.1 to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 0-16722).

10.31	Change in Control Agreement between Peoples Bancorp Inc. and Richard W. Stafford (adopted February 8, 2010)*	Filed herewith.

10.32	Letter Agreement between Peoples Bancorp Inc. and Daniel K. McGill.*	Filed herewith.

12	Statements of Computation of Ratios.	Filed herewith.

21	Subsidiaries of Peoples Bancorp Inc.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.	Filed herewith.

24	Powers of Attorney of Directors and Executive Officers of Peoples Bancorp Inc.	Filed herewith.

31(a)	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith.

31(b)	Rule 13a-14(a)/15d-14(a) Certifications[Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith.

32	Section 1350 Certifications	Filed herewith.

99.1	Certification Pursuant to Section 111(B)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR § 30.15[President and Chief Executive Officer]	Filed herewith.

99.2	Certification Pursuant to Section 111(B)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR § 30.15 [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith.

*Management Compensation Plan