Form 10-Q
period 2010-03-31
PEOPLES BANCORP INC
filed 2010-04-22
CIK 318300

Printer-friendly version
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2010
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,513,681 common shares, without par value, at April 20, 2010.

As used in this Quarterly Report on Form 10-Q (“Form 10-Q”), “Peoples” refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, Peoples Bancorp Inc.
PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Assets
Cash and cash equivalents:
Cash and due from banks	$28,114	$29,969
Interest-bearing deposits in other banks	23,927	11,804
Total cash and cash equivalents	52,041	41,773

Available-for-sale investment securities, at fair value (amortized cost of
$700,700 at March 31, 2010 and $706,444 at December 31, 2009)	715,786	726,547
Held-to-maturity investment securities, at amortized cost (fair value of
$2,944 at March 31, 2010 and $963 at December 31, 2009)	2,963	963
Other investment securities, at cost	24,356	24,356
Total investment securities	743,105	751,866

Loans, net of deferred fees and costs	1,051,288	1,052,058
Allowance for loan losses	(26,553)	(27,257)
Net loans	1,024,735	1,024,801

Loans held for sale	1,901	1,874
Bank premises and equipment, net	24,464	24,844
Bank owned life insurance	53,108	52,924
Goodwill	62,520	62,520
Other intangible assets	2,837	3,079
Other assets	38,560	38,146
Total assets	$2,003,271	$2,001,827
Liabilities
Deposits:
Non-interest-bearing	$201,337	$198,000
Interest-bearing	1,233,713	1,197,886
Total deposits	1,435,050	1,395,886

Short-term borrowings	49,714	76,921
Long-term borrowings	240,206	246,113
Junior subordinated notes held by subsidiary trust	22,539	22,530
Accrued expenses and other liabilities	14,920	16,409
Total liabilities	1,762,429	1,757,859

Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, 39,000 shares
issued at March 31, 2010, and 39,000 issued at December 31, 2009	38,568	38,543
Common stock, no par value, 24,000,000 shares authorized,
11,048,796 shares issued at March 31, 2010 and 11,031,892 shares
issued at December 31, 2009, including shares in treasury	166,071	166,227
Retained earnings	45,980	46,229
Accumulated comprehensive income, net of deferred income taxes	6,225	9,487
Treasury stock, at cost, 640,700 shares at March 31, 2010 and
657,255 shares at December 31, 2009	(16,002)	(16,518)
Total stockholders’ equity	240,842	243,968
Total liabilities and stockholders’ equity	$2,003,271	$2,001,827

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2010	2009
Interest Income:
Interest and fees on loans	$14,827	$16,709
Interest and dividends on taxable investment securities	7,984	8,864
Interest on tax-exempt investment securities	642	745
Other interest income	4	16
Total interest income	23,457	26,334
Interest Expense:
Interest on deposits	5,144	6,984
Interest on short-term borrowings	81	169
Interest on long-term borrowings	2,293	3,156
Interest on junior subordinated notes held by subsidiary trust	498	498
Total interest expense	8,016	10,807
Net interest income	15,441	15,527
Provision for loan losses	6,501	4,063
Net interest income after provision for loan losses	8,940	11,464

Gross impairment losses on investment securities	(820)	–
Less: Non-credit losses included in other comprehesive income	166	–
Net impairment losses on investment securities	(986)	–

Other Income:
Insurance income	2,411	2,745
Deposit account service charges	2,298	2,399
Trust and investment income	1,556	1,058
Electronic banking income	1,088	923
Mortgage banking income	235	601
Bank owned life insurance	185	299
Gain on investment securities	16	326
Gain (loss) on asset disposals	17	(119)
Other non-interest income	241	212
Total other income	8,047	8,444
Other Expenses:
Salaries and employee benefit costs	7,377	7,524
Net occupancy and equipment	1,518	1,472
Professional fees	692	741
Foreclosed real estate and other loan expenses	646	295
FDIC insurance	617	487
Electronic banking expense	605	672
Data processing and software	570	537
Franchise tax	373	423
Amortization of other intangible assets	245	330
Other non-interest expense	1,932	2,021
Total other expenses	14,575	14,502
Income before income taxes	1,426	5,406
Income tax expense	111	1,211
Net income	$1,315	$4,195
Preferred dividends	513	341
Net income available to common shareholders	$802	$3,854

Earnings per common share - basic	$0.08	$0.37
Earnings per common share - diluted	$0.08	$0.37

Weighted-average number of common shares outstanding - basic	10,391,542	10,344,862
Weighted-average number of common shares outstanding - diluted	10,400,243	10,355,280

Cash dividends declared on common shares	$1,051	$2,401
Cash dividends declared per common share	$0.10	$0.23

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated Comprehensive
	Preferred Stock	Common Stock	Retained Earnings		Treasury
(Dollars in thousands, except per share data)				Income (Loss)	Stock	Total
Balance, December 31, 2009	$38,543	$166,227	$46,229	$9,487	$(16,518)	$243,968
Net income			1,315			1,315
Other comprehensive loss, net of tax				(3,262)		(3,262)
Exercise of common stock options		(288)			562	274
Accrued dividends on preferred shares			(488)			(488)
Amortization of discount on preferred shares	25		(25)			–
Cash dividends declared of $0.10 per common share			(1,051)			(1,051)
Tax benefit from exercise of stock options		(7)				(7)
Purchase of treasury stock					(46)	(46)
Common shares issued under dividend
reinvestment plan		113				113
Stock-based compensation expense		26				26
Balance, March 31, 2010	$38,568	$166,071	$45,980	$6,225	$(16,002)	$240,842

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Net cash provided by operating activities	$11,128	$5,315
Investing activities
Available-for-sale securities:
Purchases	(43,388)	(48,815)
Proceeds from sales	21	20,352
Proceeds from maturities, calls and prepayments	46,105	37,174
Purchase of held-to-maturity securities	(2,000)	–
Net (increase) decrease in loans	(6,478)	401
Net expenditures for premises and equipment	(253)	(611)
Proceeds from sales of other real estate owned	310	141
Net cash (used in) provided by investing activities	(5,683)	8,642
Financing activities
Net increase in non-interest-bearing deposits	3,337	10,714
Net increase in interest-bearing deposits	35,801	44,489
Net decrease in short-term borrowings	(27,207)	(48,825)
Proceeds from long-term borrowings	5,000	5,000
Payments on long-term borrowings	(10,907)	(365)
Issuance of preferred shares and common stock warrant	–	39,000
Cash dividends paid on common shares	(943)	(2,160)
Preferred stock dividends paid	(488)	–
Purchase of treasury stock	(46)	(62)
Proceeds from issuance of common shares	284	2
Excess tax expense for stock-based compensation	(8)	(5)
Net cash provided by financing activities	4,823	47,788
Net increase in cash and cash equivalents	10,268	61,745
Cash and cash equivalents at beginning of period	41,773	35,598
Cash and cash equivalents at end of period	$52,041	$97,343

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation: The accompanying Unaudited Consolidated Financial Statements of Peoples Bancorp Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP for annual financial statements and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”).

The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2009 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after March 31, 2010, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2009, contained herein has been derived from the audited Consolidated Balance Sheets included in Peoples’ 2009 Form 10-K.

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, due in part to seasonal variations and unusual or infrequently occurring items.  In addition, Peoples’ insurance income includes contingent performance based insurance commissions that are recognized by Peoples when received, which typically occurs during the first quarter of each year.  For the three months ended March 31, 2010 and 2009, the amount of contingent performance based insurance commissions recognized totaled $585,000 and $768,000, respectively.

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

Assets measured at fair value on a recurring basis comprised the following at March 31, 2010:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

March 31, 2010
Obligations of:
U.S. Treasury and government agencies	$79	$–	$79	$–
U.S. government sponsored agencies	4,360	–	4,360	–
States and political subdivisions	61,970	–	61,970	–
Residential mortgage-backed securities	538,866	–	538,866	–
Commercial mortgage-backed securities	33,675	–	33,675	–
U.S. government-backed student loan pools	59,758	–	59,758	–
Bank-issued trust preferred securities	14,244	–	13,244	1,000
Collateralized debt obligations	–	–	–	–
Equity securities	2,834	2,661	173	–
Total available-for-sale securities	$715,786	$2,661	$712,125	$1,000

December 31, 2009
Obligations of:
U.S. Treasury and government agencies	$81	$–	$81	$–
U.S. government sponsored agencies	4,473	–	4,473	–
States and political subdivisions	62,954	–	62,954	–
Residential mortgage-backed securities	558,826	–	558,826	–
Commercial mortgage-backed securities	24,188	–	24,188	–
U.S. government-backed student loan pools	59,440	–	59,440	–
Bank-issued trust preferred securities	13,826	–	12,826	1,000
Collateralized debt obligations	165	–	–	165
Equity securities	2,594	2,420	174	–
Total available-for-sale securities	$726,547	$2,420	$722,962	$1,165

The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2).  At December 31, 2009, Peoples measured two equity tranche collateralized debt obligation (“CDO”) securities at fair value using Level 3 inputs since there was not an active market.  As more fully described in Note 3, these securities were deemed to be total losses at March 31, 2010.  Peoples used multiple input factors to determine the fair value of the CDO securities.  Those input factors included discounted cash flow analysis, structure of the security in relation to current level of deferrals and/or defaults, changes in credit ratings, financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements and pricing of new issuances.  The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information:

(Dollars in thousands)	Bank-Issued Trust Preferred Securities	Collateralized Debt Obligations
Balance, December 31, 2009	$1,000	$165
Other-than-temporary impairment loss
included in earnings		(986)
Unrealized loss included in comprehensive income	–	821
Balance, March 31, 2010	$1,000	$ –

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis included the following:

Impaired Loans: Impaired loans are measured and reported at fair value when management believes collection of contractual interest and principal payments is doubtful.  Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 Inputs).  At March 31, 2010, impaired loans with an aggregate outstanding principal balance of $18.5 million were measured and reported at a fair value of $14.9 million.  During the three months ended March 31, 2010, Peoples recognized losses on impaired loans of $3.6 million through the allowance for loan losses

The following table presents the fair values of financial assets and liabilities carried on Peoples’ consolidated balance sheet, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$52,041	$52,041	$41,773	$41,773
Investment securities	743,105	743,086	751,866	751,866
Loans	1,026,636	891,041	1,026,675	892,182

Financial liabilities:
Deposits	$1,435,050	$1,447,730	$1,395,886	$1,406,371
Short-term borrowings	49,714	49,714	76,921	76,921
Long-term borrowings	240,206	244,982	246,113	253,943
Junior subordinated notes held by subsidiary trust	22,539	23,923	22,530	25,968

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

Loans: The fair value of portfolio loans assumes sale of the notes to a third party financial investor.  Accordingly, this value is not necessarily the value to Peoples if the notes were held to maturity.  Peoples considered interest rate, credit and market factors in estimating the fair value of loans.  In the current whole loan market, financial investors are generally requiring a much higher rate of return than the return inherent in loans if held to maturity given the lack of market liquidity.  This divergence accounts for the majority of the difference in carrying amount over fair value.

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

Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities:

				Non-Credit
				Losses included
		Gross	Gross	in Other
	Amortized	Unrealized	Unrealized	Comprehensive	Fair
(Dollars in thousands)	Cost	Gains	Losses	Income	Value
March 31, 2010
Obligations of:
U.S. Treasury and government agencies	$ 78	$ 1	$ –	$ –	$ 79
U.S. government sponsored agencies	4,296	64	–	–	4,360
States and political subdivisions	60,105	1,949	(84)	–	61,970
Residential mortgage-backed securities	532,650	16,845	(10,629)	–	538,866
Commercial mortgage-backed securities	33,105	644	(74)	–	33,675
U.S. government-backed student loan pools	53,177	6,634	(53)	–	59,758
Bank-issued trust preferred securities	16,076	47	(1,878)	–	14,245
Collateralized debt obligations	–	–	–	–	–
Equity securities	1,213	1,671	(51)	–	2,833
Total available-for-sale securities	$ 700,700	$ 27,855	$ (12,769)	$ –	$ 715,786

December 31, 2009
Obligations of:
U.S. Treasury and government agencies	$ 81	$ 1	$ –	$ –	$ 82
U.S. government sponsored agencies	4,384	89	–	–	4,473
States and political subdivisions	60,943	2,064	(54)	–	62,953
Residential mortgage-backed securities	546,131	17,576	(4,882)	–	558,825
Commercial mortgage-backed securities	23,656	675	(143)	–	24,188
U.S. government-backed student loan pools	52,972	6,547	(77)	–	59,442
Bank-issued trust preferred securities	16,073	47	(2,294)	–	13,826
Collateralized debt obligations	986	–	(655)	(166)	165
Equity securities	1,218	1,426	(51)	–	2,593
Total available-for-sale securities	$ 706,444	$ 28,425	$ (8,156)	$ (166)	$ 726,547

Peoples’ investment in CDO securities at December 31, 2009, consisted of two separate equity tranche securities comprised of trust preferred and subordinated debt securities issued by banks, bank holding companies, insurance companies and real estate investment trusts.  Peoples’ investment in equity securities was comprised entirely of common stocks issued by various unrelated banking holding companies at both March 31, 2010 and December 31, 2009.

At March 31, 2010, there were no securities of a single issuer, other than U.S. Treasury and government agencies and U.S. government sponsored agencies that exceeded 10% of stockholders' equity.  Peoples had pledged investment securities with a carrying value of $482.1 million and $492.8 million at March 31, 2010 and December 31, 2009, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged investment securities with carrying values of $126.9 million and $121.3 million at March 31, 2010 and December 31, 2009, respectively, to secure additional borrowing capacity at the Federal Home Loan Bank of Cincinnati (“FHLB”) and the Federal Reserve Bank of Cleveland (“FRB”).

For the three months ended March 31, 2010 and 2009, Peoples realized gross gains from sales of available-for-sale securities of $16,000 and $326,000, respectively.  No losses were realized during either period.  The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2010
Obligations of:
U.S. Treasury and government agencies	$ –	$ –	$ –	$ –	$ –	$ –
U.S. government sponsored agencies
States and political subdivisions	3,254	84	–	–	3,254	84
Residential mortgage-backed securities	110,430	8,527	52,889	2,102	163,319	10,629
Commercial mortgage-backed securities	11,633	74	–	–	11,633	74
U.S. government-backed student loan pools	–	–	2,947	53	2,947	53
Bank-issued trust preferred securities	–	–	11,993	1,878	11,993	1,878
Collateralized debt obligations	–	–	–	–	–	–
Equity securities	–	–	125	51	125	51
Total available-for-sale securities	$ 125,317	$ 8,685	$67,954	$4,084	$193,271	$12,769

December 31, 2009
Obligations of:
U.S. Treasury and government agencies	$ –	$ –	$ –	$ –	$ –	$ –
U.S. government sponsored agencies	–	–	–	–	–	–
States and political subdivisions	3,284	54	–	–	3,284	54
Residential mortgage-backed securities	37,720	2,400	60,120	2,482	97,840	4,882
Commercial mortgage-backed securities	1,966	143	–	–	1,966	143
U.S. government-backed student loan pools	–	–	2,923	77	2,923	77
Bank-issued trust preferred securities	–	–	11,574	2,294	11,574	2,294
Collateralized debt obligations	–	–	165	655	165	655
Equity securities	–	–	125	51	125	51
Total available-for-sale securities	$ 42,970	$ 2,597	$ 74,907	$ 5,559	$ 117,877	$ 8,156

The unrealized losses at both March 31, 2010 and December 31, 2009, were attributable to changes in market interest rates and spreads since the securities were purchased.  Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.

At March 31, 2010, management concluded Peoples’ investment in CDO securities was other-than-temporarily impaired.  These securities were deemed total losses as actual defaults of the underlying issuers rose in the first quarter.  Given these defaults, management’s updated analysis indicated it was probable Peoples would not recover the amortized cost of the securities.  As a result, Peoples recognized a non-cash impairment loss of $1.0 million ($0.6 million after-tax) in earnings for the three months ended March 31, 2010.

The evaluation of the CDO securities included a comparison of management’s estimate of future cash flows to the cash flows projected previously.  In estimating future cash flows, management considers the structure and term of the pool and the financial condition of the underlying issuers.  Specifically, the evaluation incorporates factors such as over-collateralization and interest coverage tests, interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various tranches.  Current estimates of cash flows are based on the recent trustee reports, announcements of deferrals or defaults and assumptions regarding expected future default rates, prepayment and recovery rates and other relevant information.  Additionally, management considers the impact on future cash flows should institutions identified as possessing a higher probability of default, based upon an evaluation of performance metrics, were to default in the near term.  Key assumptions used include: (1) current defaults would have no recovery and (2) current deferrals considered as defaults with no expected recovery.

Management performed its analysis of the remaining securities with an unrealized loss at March 31, 2010, and concluded no other individual securities were other-than-temporarily impaired.

The table below presents the amortized costs, fair value and weighted-average yield of securities by contractual maturity at March 31, 2010.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$ –	$ 21	$ 57	$ –	$ 78
U.S. government sponsored agencies	–	1,296	3,000	–	4,296
States and political subdivisions	1,301	14,304	17,110	27,390	60,105
Residential mortgage-backed securities	–	2,399	102,335	427,916	532,650
Commercial mortgage-backed securities	–	–	–	33,105	33,105
U.S. government-backed student loan pools	–	–	15,925	37,252	53,177
Bank-issued trust preferred securities	–	–	–	16,076	16,076
Collateralized debt obligations	–	–	–	–	–
Equity securities	–	–	–	1,213	1,213
Total available-for-sale securities	$ 1,301	$ 18,020	$ 138,427	$ 542,952	$ 700,700

Fair value
Obligations of:
U.S. Treasury and government agencies	$ –	$ 21	$ 58	$ –	$ 79
U.S. government sponsored agencies	–	1,326	3,034	–	4,360
States and political subdivisions	1,322	14,795	17,903	27,950	61,970
Residential mortgage-backed securities	–	2,492	104,732	431,642	538,866
Commercial mortgage-backed securities	–	–	–	33,675	33,675
U.S. government-backed student loan pools	–	–	17,036	42,722	59,758
Bank-issued trust preferred securities	–	–	–	14,244	14,244
Collateralized debt obligations	–	–	–	–	–
Equity securities	–	–	–	2,834	2,834
Total available-for-sale securities	$ 1,322	$ 18,634	$ 142,763	$ 553,067	$ 715,786
Total average yield	7.27%	5.97%	4.83%	4.77%	4.82%

Held-to-Maturity
At March 31, 2010, Peoples’ held-to-maturity investments consisted of two qualified school construction bonds that are classified as held-to-maturity because of Peoples’ intent and ability to hold the securities to maturity given uncertainty regarding ownership rights of associated tax credits.  These securities are carried at an aggregate amortized cost of $2,963,000, and have gross unrealized losses totaling $19,000; weighted average cash coupon and tax credit rates of 1.83% and 6.09%, respectively, and remaining contractual maturity over 10 years.

Other Securities
Peoples’ other investment securities on the Consolidated Balance Sheets consist solely of restricted equity securities of the FHLB and the FRB.  These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and Peoples does not exercise significant influence.

Note 4.  Stockholders’ Equity

The following table details the progression in shares of Peoples’ preferred, common and treasury stock during the period presented:

	Preferred	Common	Treasury Stock
	Stock	Stock
Shares at December 31, 2009	39,000	11,031,892	657,255
Changes related to stock-based compensation awards:
Release of restricted common shares		5,547
Exercise of common stock options			(19,862)
Changes related to deferred compensation plan:
Purchase of treasury stock			3,307
Common shares issued under dividend reinvestment plan		11,357
Shares at March 31, 2010	39,000	11,048,796	640,700

Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by the Board of Directors.  In 2009, Peoples’ Board of Directors created a series of preferred shares designated as Peoples’ Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share, and fixed 39,000 shares as the authorized number of such shares (the “Series A Preferred Shares”).  These Series A Preferred Shares subsequently were sold to the United States Department of the Treasury (the “U.S. Treasury”), along with a ten-year warrant (the “Warrant”) to purchase 313,505 Peoples common shares at an exercise price of $18.66 per share (subject to certain anti-dilution and other adjustments), for an aggregate purchase price of $39 million in cash in connection with Peoples’ participation in the U.S. Treasury’s TARP Capital Purchase Program.

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

Note 5.  Comprehensive Income (Loss)

The following details the change in the components of Peoples’ accumulated other comprehensive (loss) for the three months ended March 31, 2010:

	Unrealized	Net Pension and	Accumulated
	Gain (Loss)	Postretirement	Comprehensive
(Dollars in thousands)	on Securities	Costs	Income (Loss)
Balance, December 31, 2009	$13,068	$(3,581)	$9,487
Current period change, net of tax	(3,262)	–	(3,262)
Balance, March 31, 2010	$9,806	$(3,581)	$6,225

The components of other comprehensive (loss) income for the three months ended March 31 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Net income	$1,315	$4,195
Other comprehensive (loss) income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(5,988)	4,902
Related tax benefit (expense)	2,096	(1,715)
Less: reclassification adjustment for net (loss) gain included in earnings	(970)	326
Related tax benefit (expense)	340	(114)
Net effect on other comprehensive (loss) income	(3,262)	2,975
Defined benefit plans:
Amortization of unrecognized loss and service cost on pension plan	–	33
Related tax expense	–	(12)
Net effect on other comprehensive (loss) income	–	21
Total other comprehensive (loss) income, net of tax	(3,262)	2,996
Total comprehensive (loss) income	$(1,947)	$7,191

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

 The following tables detail the components of the net periodic benefit cost for the plans:

Pension Benefits:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Service cost	$ 188	$ 200
Interest cost	196	197
Expected return on plan assets	(287)	(298)
Amortization of prior service cost	1	1
Amortization of net loss	37	41
Net periodic benefit cost	$ 135	$ 141

Postretirement Benefits:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Interest cost	$ 3	$ 4
Amortization of prior service cost	(1)	(1)
Amortization of net loss	(2)	(1)
Net periodic benefit cost	$ –	$ 2

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

The following summarizes the changes to Peoples’ stock options for the period ended March 31, 2010:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	270,757	$23.90
Granted	–	–
Exercised	23,205	13.57
Expired	5,832	25.59
Outstanding at March 31	241,720	$24.85	3.6 years	$45,000

Exercisable at March 31	241,720	$24.85	3.6 years	$45,000

For the three months ended March 31, 2010, the total intrinsic value of stock options exercised was $47,000.  The following summarizes information concerning Peoples’ stock options outstanding at March 31, 2010:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Option Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Option Shares Exercisable	Weighted-Average Exercise Price
$13.48	to	$13.58	15,196	0.1 years	$13.55	15,196	$13.55
$15.55	to	$21.71	11,609	2.3 years	20.32	11,609	20.32
$22.32			48,603	3.0 years	22.32	48,603	22.32
$23.59	to	$25.94	44,824	2.2 years	23.95	44,824	23.95
$26.01	to	$27.74	45,767	4.3 years	27.06	45,767	27.06
$28.25			38,601	5.7 years	28.25	38,601	28.25
$28.57	to	$30.00	37,120	4.9 years	29.01	37,120	29.01
Total			241,720	3.6 years	$24.85	241,720	$24.85

Stock Appreciation Rights
 SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted will vest three years from the grant date and expire ten years from the date of grant.  The following summarizes the changes to Peoples’ SARs for the period ended March 31, 2010:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1	53,756	$ 25.80
Granted	–	–
Exercised	–	–
Forfeited	2,000	24.88
Outstanding at March 31	51,756	$ 25.84	7.3 years	$ –
Exercisable at March 31	20,558	$ 29.10	6.5 years	$ –

The following summarizes information concerning Peoples’ SARs outstanding at March 31, 2010:

Exercise Prices			Number of Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares Exercisable
$23.26			5,000	7.3 years	$23.26	–
$23.77			25,765	7.7 years	23.77	567
$23.80	to	$27.99	1,000	7.7 years	23.80	–
$29.25			19,991	6.7 years	29.25	19,991
Total			51,756	7.3 years	$25.84	20,558

Restricted Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while the restrictions on common shares awarded to employees expire after three years.

The following summarizes the changes to Peoples’ restricted common shares for period ended March 31, 2010:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1	13,991	$24.48
Awarded	2,000	14.82
Released	5,547	29.25
Forfeited	–	–
Outstanding at March 31	10,444	$20.09

For the three months ended March 31, 2010, the total intrinsic value of restricted stock released was $72,000.

Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefits costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized for the period ended March 31:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Total stock-based compensation	$26	$43
Recognized tax benefit	(9)	(15)
Net expense recognized	$17	$28

Total unrecognized stock-based compensation expense related to unvested awards was $60,000 at March 31, 2010, which will be recognized over a weighted-average period of 0.6 years.

Note 8.  Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares include incremental shares issuable upon exercise of outstanding stock options, SARs and non-vested restricted common shares using the treasury stock method.  As disclosed in Note 4, Peoples had a warrant to purchase 313,505 common shares outstanding at March 31, 2010.  This warrant was excluded from the calculation of diluted earnings per common share since it was anti-dilutive.  In addition, stock options and SARs covering 291,323 shares and  362,660 shares were excluded from the calculations for the three months ended March 31, 2010 and 2009, respectively, since they were anti-dilutive.  The calculation of basic and diluted earnings per common share was as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2010	2009
Net income	$1,315	$4,195
Preferred dividends	513	341
Net income available to common shareholders	802	3,854

Weighted-average common shares outstanding	10,391,542	10,344,862
Effect of potentially dilutive common shares	8,701	10,418
Total weighted-average diluted common
shares outstanding	10,400,243	10,355,280

Earnings per common share:
Basic	$0.08	$0.37
Diluted	$0.08	$0.37

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and the Management’s Discussion and Analysis that follows:

	At or For the Three Months
	Ended March 31,
	2010	2009
SIGNIFICANT RATIOS
Return on average stockholders' equity	2.19%	7.91%
Return on average common stockholders' equity	1.58%	8.27%
Return on average assets	0.26%	0.84%
Net interest margin	3.52%	3.52%
Efficiency ratio (a)	60.07%	58.59%
Average stockholders' equity to average assets	12.11%	10.63%
Average loans to average deposits	75.49%	79.84%
Dividend payout ratio	131.05%	62.30%

ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (b)(c)	2.84%	3.50%
Nonperforming assets as a percent of total assets (b)(c)	1.79%	1.89%
Allowance for loan losses to loans net of unearned interest (c)	2.53%	2.19%
Allowance for loan losses to nonperforming loans (b)(c)	89.0%	62.40%
Provision for loan losses to average loans	0.61%	0.37%
Net charge-offs as a percentage of average loans (annualized)	2.76%	1.07%

CAPITAL INFORMATION (c)
Tier 1 capital ratio	15.51%	14.81%
Total risk-based capital ratio	16.83%	16.10%
Leverage ratio	9.97%	9.97%
Tangible equity to tangible assets (d)	9.06%	8.24%
Tangible common equity to tangible assets (d)	7.07%	6.31%
Tangible assets (d)	$1,937,914	1,989,672
Tangible equity (d)	175,485	164,035
Tangible common equity (d)	$136,917	125,565

PER COMMON SHARE DATA
Earnings per share – Basic	$0.08	$0.37
Earnings per share – Diluted	0.08	0.37
Cash dividends declared per common share	0.10	0.23
Book value per share (c)	19.43	18.55
Tangible book value per share (c) (d)	$13.15	$12.14
Weighted-average common shares outstanding – Basic	10,391,542	10,344,862
Weighted-average common shares outstanding – Diluted	10,400,243	10,355,280
Common shares outstanding at end of period	10,408,096	10,343,974

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
(15)	the costs and effects of regulatory and legal developments, including the outcome of regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations; and
(16)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission (“SEC”), including those risk factors included in the disclosure under the headings “ITEM 1A. RISK FACTORS” of Peoples’ Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

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

This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements, and notes thereto, contained in Peoples’ 2009 Form 10-K, as well as the Unaudited Consolidated Financial Statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.

Business Overview
The following discussion and analysis of Peoples’ Unaudited Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.

Peoples offers diversified financial products and services through 47 financial service locations and 39 ATMs in southeastern Ohio, northwestern West Virginia and northeastern Kentucky through its financial service units – Peoples Bank, National Association (“Peoples Bank”), Peoples Financial Advisors (a division of Peoples Bank) and Peoples Insurance Agency, LLC, a subsidiary of Peoples Bank.  Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency.

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

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples’ Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis at March 31, 2010, which were unchanged from the policies disclosed in Peoples’ 2009 Form 10-K.

Summary of Recent Transactions and Events
The following is a summary of recent transactions or events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

o
In the first quarter of 2010, Peoples recognized a non-cash pre-tax other-than-temporary impairment (“OTTI”) loss of $1.0 million ($0.6 million or $0.06 per common share after-tax) on its remaining investment in collateralized debt obligation (“CDO”) securities.  These securities were equity tranche CDO securities comprised mostly of bank-issued trust preferred securities.  The OTTI loss reflects management’s estimation of credit losses incurred during the first quarter based upon actual defaults, its evaluation of the credit quality of the issuers and corresponding analysis of cash flows to be received from the securities.  After recognition of the first quarter 2010 OTTI loss, Peoples no longer has any exposure to CDO securities within its investment portfolio.  Further, these CDO securities were the only securities in Peoples’ investment portfolio identified by management as possessing a substantial risk of loss.

o
Since early 2008, Peoples’ loan quality has been negatively impacted by worsening conditions within the commercial real estate market and economy as a whole, which has caused declines in commercial real estate values and deterioration in the financial condition of various commercial borrowers.  These conditions led to Peoples downgrading the loan quality ratings on various commercial real estate loans through its normal loan review process.  In addition, several impaired loans have become under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral.  As a result, Peoples’ provision for loan losses, net charge-offs and nonperforming loans in 2008, 2009 and the first quarter of 2010 were significantly higher than historical levels.

o
Peoples’ net loan charge-offs and provision for loan losses in recent quarters also have been impacted by ongoing workout efforts on existing impaired commercial real estate loans.  These efforts have included negotiating reduced payoff amounts in connection with the sale of the underlying collateral – commonly referred to as “short sales”.  Management believes these actions are prudent since they have afforded opportunities to reduce nonperforming assets and lessen loss exposures within the loan portfolio.

o
During 2009, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) took steps to rebuild the Deposit Insurance Fund, which has been reduced substantially by the higher rate of bank failures in 2008 and 2009 compared to recent years.  These actions affected all FDIC-insured depository institutions and included increasing base assessment rates beginning April 1, 2009, collecting a one-time special assessment on September 30, 2009, and requiring the prepayment of assessments for fourth quarter 2009 and full years 2010 through 2012 on December 29, 2009.  As a result of the FDIC’s actions, Peoples has incurred higher FDIC insurance expense over the last several quarters, including additional expense of $930,000 in the second quarter of 2009 for the special assessment.  Additionally, Peoples prepaid $9.0 million of FDIC assessments on December 29, 2009, which was recorded initially as a prepaid expense included in “Other Assets” on the Consolidated Balance Sheets, and subsequently amortized as FDIC insurance expense based upon actual insurance assessments.  The prepayment of FDIC assessments did not have a material adverse effect on Peoples’ liquidity, financial condition or results of operations.

o
Peoples’ Board of Directors declared quarterly cash dividends of $0.10 per common share for each of the final two quarters of 2009 and first quarter of 2010.  These dividends represented a reduction from the $0.23 per common share paid in each of the first two quarters of 2009.  Management believes the lower dividend rate balances the need for Peoples to provide a return on shareholder investment and to maintain a dividend payout consistent with recent earnings levels and long-term capital needs.

o
As described in “ITEM 1. BUSINESS-Recent Corporate Developments” of Peoples’ 2009 Form 10-K, on January 30, 2009, Peoples received $39 million of new equity capital from the U.S. Treasury’s TARP Capital Purchase Program.  The investment was in the form of newly-issued non-voting Fixed Rate Cumulative Perpetual Preferred Shares, Series A (the “Series A Preferred Shares”) and a related 10-year warrant sold by Peoples to the U.S. Treasury (the “TARP Capital Investment”).

o
Between August 2007 and December 2008, the Federal Reserve reduced the target Federal Funds Rate 500 basis points and the Discount Rate 575 basis points, which caused a corresponding downward shift in short-term interest rates.  During this period, longer-term rates did not decrease to the same extent as short-term rates, resulting in a steepening of the yield curve.  In 2009, the Federal Reserve allowed the target Federal Funds Rate and Discount Rate to remain at historically low levels of 0% to 0.25% and 0.50%, respectively, while the slope of the yield curve steepened slightly.  These interest rate conditions have provided Peoples with opportunities to maintain and improve net interest income and margin by taking advantage of lower-cost funding available in the market place and reducing certain deposit costs.

o
In February 2010, the Federal Reserve approved several modifications to the terms of its Discount Window lending programs in light of continued improvement in financial market conditions.  Most notably, the Federal Reserve increased the Discount Rate 25 basis points, which widened the spread between the Discount Rate and the high end of the target Federal Funds Rate range.

o
Also during 2008 and continuing in 2009, Peoples sold selected lower yielding, longer-term investment securities, primarily obligations of U.S. government-sponsored enterprises, U.S. agency mortgage-backed securities and tax-exempt municipal bonds, as well as several small-lot mortgage-backed securities.  The proceeds from these sales were reinvested into similar securities with less price risk volatility.  These actions were intended to reposition the investment portfolio to reduce interest rate exposures and resulted in Peoples recognizing aggregate pre-tax gains of $0.3 million in the first quarter of 2009.  Similar activity did not occur during the first quarter of 2010, resulting in only a minimal pre-tax gain being recognized for the first quarter of 2010.

The impact of these transactions, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis.

EXECUTIVE SUMMARY

First quarter 2010 net income available to common shareholders was $0.8 million, representing diluted earnings per common share of $0.08, comparable to results for the fourth quarter of 2009 (or “linked quarter”).  In comparison, net income available to common shareholders totaled $3.9 million or $0.37 per diluted common share in first quarter 2009.  Impacting earnings in 2010 were an increased provision for loan losses and a $1.0 million OTTI loss on Peoples’ then remaining investment in CDO securities.

Provision for loan losses remained elevated in the first quarter of 2010, totaling $6.5 million compared to $6.8 million for the linked quarter and $4.1 million in the first quarter of 2009.  The recorded provision reflects the amount needed to maintain the adequacy of the allowance for loan losses based on management’s formal quarterly analysis.  First quarter 2010 provision for loan losses was impacted by continued declines in commercial real estate values on existing impaired loans, plus a $1.5 million write-down on an existing $5.4 million nonaccrual commercial real estate loan due to a negotiated short sale of the underlying collateral.  The short sale is expected to be completed in the second quarter of 2010.

Net interest income and margin were stable at $15.4 million and 3.52% in first quarter 2010, comparable to the linked quarter and prior year first quarter.  Interest income contracted in first quarter 2010, down 4% from fourth quarter 2009 and 11% from first quarter 2009, as asset yields declined due to lower reinvestment rates in the current interest rate environment.  First quarter 2010 interest expense decreased 12% and 26% from the fourth and first quarters of 2009, respectively, from concentrated efforts to reduce funding costs and repay wholesale funding.

Non-interest income, which excludes gains and losses on securities and asset disposals, was $8.0 million in the first quarter of 2010, compared to $7.8 million and $8.2 million in fourth and first quarters 2009.  First quarter 2010 non-interest income benefited from improvement in trust and investment income related to continued recovery of market values of managed assets, as well as $255,000 from non-recurring estate settlement fees, while mortgage banking income declined from lower refinancing activity.  The linked quarter increase in non-interest income was driven mostly by recognition of annual performance based insurance commissions normally received in the first quarter.

In the first quarter of 2010, non-interest expense was flat from the linked and prior year quarters, totaling $14.6 million.  Peoples incurred higher costs associated with its foreclosed commercial real estate in the first quarter 2010, plus a modest year-over-year increase in FDIC insurance expense.  However, the impact of these increases was offset by reductions in various operating expenses from ongoing cost control initiatives.

At March 31, 2010, total assets were up $1.4 million from December 31, 2009 to $2.00 billion.  Cash and cash equivalents increased $10.3 million, due to excess cash reserves held at the Federal Reserve Bank of Cleveland (“FRB”), mostly offset by a $8.8 million decline in the investment portfolio from paydowns and lower market values.  Gross portfolio loan balances were flat compared to year-end 2009, as reductions in consumer and residential real estate loan balances, coupled with first quarter 2010 charge-offs, moderated growth in commercial loans.

Total liabilities increased $4.6 million during the first quarter, to $1.76 billion at March 31, 2010.  Total deposit balances increased $39.2 million from year-end 2009, mainly attributable to $32.9 million additional money market deposits from competitive rates being offered on these products, plus a $5.6 million increase in CD balances.  Much of this deposit growth was used to reduce borrowed funds by $33.1 million or 10% from year-end 2009 to $312.5 million at March 31, 2010.

At March 31, 2010, total stockholders’ equity was $240.8 million, a $3.2 million decrease from $244.0 million at December 31, 2009.  Lower fair values of available-for-sale investment securities, net of deferred taxes, accounted for the entire decrease in stockholders’ equity from year-end 2009.

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

The following table details Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	March 31, 2010			December 31, 2009			March 31, 2009
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Short-Term Investments:
Deposits with other banks	$ 7,317	$ 4	0.23%	$ 15,316	$ 9	0.24%	$ 25,678	$ 16	0.25%
Federal funds sold	–	–	–%	–	–	–%	–	–	–%
Total short-term investments	7,317	4	0.23%	15,316	9	0.24%	25,678	16	0.25%
Investment Securities (1):
Taxable	705,375	8,015	4.55%	683,547	8,201	4.80%	640,547	8,864	5.54%
Nontaxable (2)	62,429	988	6.33%	64,739	1,021	6.31%	70,928	1,147	6.47%
Total investment securities	767,804	9,003	4.69%	748,286	9,222	4.93%	711,475	10,011	5.63%
Loans (3):
Commercial	703,886	9,366	5.40%	703,301	9,869	5.57%	734,493	10,275	5.67%
Real estate (4)	266,318	3,771	5.66%	269,009	3,989	5.93%	281,406	4,682	6.66%
Consumer	89,816	1,713	7.73%	94,100	1,844	7.77%	91,396	1,774	7.87%
Total loans	1,060,020	14,850	5.66%	1,066,410	15,702	5.85%	1,107,295	16,731	6.12%
Less: Allowance for loan losses	(29,332)			(27,337)			(23,980)
Net loans	1,030,688	14,850	5.82%	1,039,073	15,702	6.01%	1,083,315	16,731	6.24%
Total earning assets	1,805,809	23,857	5.32%	1,802,675	24,933	5.51%	1,820,468	26,758	5.92%
Intangible assets	65,484			65,674			66,261
Other assets	142,240			130,467			136,756
Total assets	$ 2,013,533			$ 1,998,816			$ 2,023,485
Deposits:
Savings accounts	$ 116,572	$ 47	0.16%	$ 127,131	$ 178	0.56%	$ 118,552	$ 124	0.42%
Interest-bearing demand accounts	229,628	661	1.17%	215,484	774	1.43%	195,707	735	1.52%
Money market accounts	273,567	656	0.97%	261,738	766	1.16%	222,649	649	1.18%
Brokered certificates of deposit	42,003	401	3.87%	49,596	499	3.99%	27,298	274	4.07%
Retail certificates of deposit	539,327	3,378	2.54%	546,860	3,855	2.80%	633,500	5,202	3.33%
Total interest-bearing deposits	1,201,097	5,143	1.74%	1,200,809	6,072	2.01%	1,197,706	6,984	2.36%
Short-Term Borrowings:
FHLB advances	34,333	9	0.11%	11,158	3	0.11%	14,776	10	0.27%
Retail repurchase agreements	51,810	71	0.56%	53,705	92	0.68%	54,521	159	1.17%
Total short-term borrowings	86,143	80	0.37%	64,863	95	0.57%	69,297	169	0.98%
Long-Term Borrowings:
FHLB advances	103,574	907	3.55%	108,193	989	3.63%	152,396	1,527	4.06%
Wholesale repurchase agreements	139,222	1,386	3.98%	145,000	1,488	4.01%	160,000	1,629	4.07%
Junior subordinated notes	22,535	498	8.84%	22,526	495	8.60%	22,500	498	8.85%
Total long-term borrowings	265,331	2,791	4.23%	275,719	2,972	4.24%	334,896	3,654	4.39%
Total borrowed funds	351,474	2,871	3.28%	340,582	3,067	3.54%	404,193	3,823	3.80%
Total interest-bearing liabilities	1,552,571	8,014	2.09%	1,541,391	9,139	2.35%	1,601,899	10,807	2.73%
Non-interest-bearing deposits	203,158			197,102			189,121
Other liabilities	13,972			16,683			17,405
Total liabilities	1,769,701			1,755,176			1,808,425
Preferred equity	38,556			38,531			26,068
Common equity	205,276			205,109			188,992
Total stockholders’ equity	243,832			243,640			215,060
Total liabilities and
stockholders’ equity	$ 2,013,533			$ 1,998,816			$ 2,023,485
Interest rate spread		$ 15,843	3.23%		$ 15,794	3.16%		$ 15,951	3.19%
Interest income/earning assets			5.32%			5.51%			5.92%
Interest expense/earning assets			1.80%			2.01%			2.40%
Net interest margin			3.52%			3.50%			3.52%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal tax rate.

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

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009
Net interest income, as reported	$15,441	$15,417	$15,527
Taxable equivalent adjustments	402	377	424
Fully tax-equivalent net interest income	$15,843	$15,794	$15,951

The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended March 31, 2010 Compared to
(Dollars in thousands)	December 31, 2009 (1)			March 31, 2009 (1)
Increase (decrease) in:	Rate	Volume	Total	Rate	Volume	Total
INTEREST INCOME:
Short-term investments	$ –	$ (5)	$ (5)	$ (1)	$ (11)	$ (12)
Investment Securities: (2)
Taxable	(1,412)	1,226	(186)	(5,128)	4,279	(849)
Nontaxable	24	(57)	(33)	(24)	(135)	(159)
Total investment income	(1,388)	1,169	(219)	(5,152)	4,144	(1,008)
Loans:
Commercial	(553)	50	(503)	(485)	(424)	(909)
Real estate	(179)	(39)	(218)	(671)	(240)	(911)
Consumer	(15)	(116)	(131)	(31)	(30)	(61)
Total loan income	(747)	(105)	(852)	(1,187)	(694)	(1,881)
Total interest income	(2,135)	1,059	(1,076)	(6,340)	3,439	(2,901)
INTEREST EXPENSE:
Deposits:
Savings accounts	(117)	(14)	(131)	(75)	(2)	(77)
Interest-bearing demand accounts	(375)	262	(113)	(631)	557	(74)
Money market accounts	(302)	192	(110)	(523)	530	7
Brokered certificates of deposit	(16)	(82)	(98)	(89)	216	127
Retail certificates of deposit	(415)	(62)	(477)	(1,121)	(703)	(1,824)
Total deposit cost	(1,225)	296	(929)	(2,439)	598	(1,841)
Borrowed funds:
Short-term borrowings	(17)	2	(15)	(113)	24	(89)
Long-term borrowings	(42)	(139)	(181)	(213)	(650)	(863)
Total borrowed funds cost	(59)	(137)	(196)	(326)	(626)	(952)
Total interest expense	(1,284)	159	(1,125)	(2,765)	(28)	(2,793)
Net interest income	$ (851)	$ 900	$ 49	$ (3,575)	$ 3,467	$ (108)

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.

(2)	Presented on a fully tax-equivalent basis.

In the first quarter of 2010, net interest income and margin remained stable, as reduced interest expense from management’s efforts to reduce funding costs was matched by decreased interest income caused by lower reinvestment rates on loans and investments from historically low market interest rates.

Total average earning assets were basically flat in the first quarter of 2010 compared to both the linked quarter and first quarter of 2009.  Average loan balances continue to be impacted by reductions in residential real estate loans from loans being refinanced and sold to the secondary market, while commercial loan charge-offs also contributed to the year-over-year decline.  The impact of lower average loan balances was offset by modestly higher average investment securities, which benefited from improvement in market value in the second half of 2009.

In the first quarter of 2010, continued growth in low-cost and non-interest-bearing core deposits provided additional opportunities to reduce higher cost funding sources, such as long-term borrowings.  Management also selectively priced some higher-cost deposits, like public funds, less aggressively.  This action reduced the overall cost of deposits, while producing only a modest decline in certain types of deposit balances.

During the remainder of 2010, Peoples’ balance sheet strategies may include modest deleveraging given the lack of attractive long-term investments and prospects of minimal loan growth due to economic conditions.  As a result, Peoples’ ability to improve net interest income and margin during the year will remain limited, unless the Federal Reserve takes steps to raise short-term interest rates.

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

Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009
Provision for checking account overdrafts	$20	$234	$63
Provision for other loan losses	6,481	6,522	4,000
Total provision for loan losses	$6,501	$6,756	$4,063

As a percentage of average gross loans	0.61%	0.64%	0.37%

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

Non-Interest Income
Insurance income comprised the largest portion of first quarter 2010 non-interest income, due to annual performance based insurance commissions.  The following table details Peoples’ insurance income:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009
Property and casualty insurance commissions	$1,684	$1,779	$1,737
Performance based commissions	585	–	768
Life and health insurance commissions	121	154	181
Credit life and A&H insurance commissions	14	20	23
Other fees and charges	7	59	36
Total insurance income	$2,411	$2,012	$2,745

Performance based commissions were the primary driver of increased insurance income over the linked quarter.  This revenue is normally received annually during the first quarter and is based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the insurance industry.  The amount of property and casualty insurance commissions recognized by Peoples fluctuates quarterly due to normal seasonality of annual policy renewals.  While Peoples continues to be successful at retaining existing insurance customers, property and casualty insurance commission levels have been reduced by the effects of a contracting economy on commercial insurance needs and lower pricing margins from competition within the insurance industry.

Deposit account service charges continued to comprise a significant portion of first quarter non-interest income.  The following table details Peoples’ deposit account service charges:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009
Overdraft fees	$1,594	$2,052	$1,694
Non-sufficient funds fees	314	395	316
Other fees and charges	390	225	389
Total deposit account service charges	$2,298	$2,672	$2,399

The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity.  As a result, the amount ultimately recognized by Peoples can fluctuate each quarter.  Peoples experiences some seasonal changes in overdraft and non-sufficient funds fees, primarily in the first and fourth quarters.  Typically, the volume of overdraft and non-sufficient funds fees are lower in the first quarter attributable to customers receiving income tax refunds, while volumes generally increase in the fourth quarter in connection with the holiday shopping season.

The following tables detail Peoples’ trust and investment income and related assets under management:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009
Fiduciary	$1,318	$1,022	$846
Brokerage	238	216	212
Total trust and investment income	$1,556	$1,238	$1,058

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2010	2009	2009	2009	2009
Trust assets under management	$768,189	$750,993	$738,535	$692,823	$664,784
Brokerage assets under management	229,324	216,479	210,743	$183,968	169,268
Total managed assets	$997,513	$967,472	$949,278	$876,791	$834,052

Peoples’ fiduciary and brokerage revenues both are based in large part on the value of assets under management.  The value of managed assets has steadily increased over the last several quarters from the continued recovery experienced within the global financial markets.  Correspondingly, trust and investment income has experienced sustained growth over the linked quarter and year-over-year periods.  Also influencing the higher first quarter 2010 fiduciary income was the recognition of $255,000 in estate management fees, which are non-recurring in nature but a core component of Peoples’ fiduciary activities.

Mortgage banking income has decreased significantly compared to the fourth and first quarters of 2009, down 30% and 61%, respectively.  Reductions in mortgage refinancing activity, due to higher long-term mortgage interest rates, has curtailed the inflow of gains on sales of loans into the secondary market.  During first quarter 2010, Peoples sold approximately $9 million of loans to the secondary market, down sharply from $38.7 million in first quarter of 2009 and $13.5 million in fourth quarter 2009.

Electronic banking income is comprised mostly of revenue generated from customers using debit cards.  During the first quarter of 2010, Peoples’ customers used their debit cards to complete $77 million of transactions, consistent with the linked quarter, and up 13% compared to $68 million in the first quarter of 2009.  At March 31, 2010, Peoples had 43,278 deposit relationships with debit cards, or 61% of all eligible deposit accounts, compared to 40,663 relationships, or 57% of eligible accounts, at year-end 2009 and 41,341 relationships, or 59% of eligible accounts at March 31, 2009.

Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for approximately 50% of total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009
Base salaries and wages	$5,056	$5,089	$5,061
Employee benefits	1,336	1,339	1,240
Sales-based and incentive compensation	712	765	922
Stock-based compensation	26	36	43
Deferred personnel costs	(282)	(325)	(339)
Payroll taxes and other employment costs	529	452	597
Total salaries and employee benefit costs	$7,377	$7,356	$7,524

Full-time equivalent employees:
Actual at end of period	530	537	547
Average during the period	532	539	546

In 2010, Peoples limited salary increases for all employees, which resulted in base salaries and wages remaining flat versus prior period amounts.  This cost savings will continue through 2010, and should mitigate increases in total salaries and employee benefit costs.  Sales-based and incentive compensation were in line with fourth quarter 2009, as Peoples’ annual incentive award plan is partially based upon corporate results.  Employee benefits showed little change from the linked quarter, as higher employee medical benefit costs were offset by a reduced 401(k) match beginning in the first quarter of 2010.  Compared to the first quarter of 2009, employee medical benefit costs were up 23% in 2010’s first quarter, exceeding the impact of the lower 401(k) match.

Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009
Depreciation	$492	$483	$516
Repairs and maintenance costs	456	355	390
Net rent expense	222	226	200
Property taxes, utilities and other costs	348	326	366
Total net occupancy and equipment expense	$1,518	$1,390	$1,472

Higher repairs and maintenance costs during the first quarter of 2010 were due primarily to additional snow removal costs. Other occupancy and equipment expenses generally were held flat, due to management’s focus on improving operating efficiencies.

First quarter 2010 professional fees expense decreased 19% and 7% from fourth and first quarter 2009, respectively.  Much of this decrease was attributable to expenses associated with the TARP Capital Investment and Special Meeting of Shareholders recorded in the first quarter of 2009, coupled with external legal and valuation expenses on problem loans in fourth quarter 2009.

Foreclosed real estate and other loan expenses consist mostly of costs associated with maintaining foreclosed assets, including real estate taxes and utilities, as well as various administrative costs incurred in connection with serving and collecting outstanding loans.  The significant increase in the first quarter of 2010 was due mostly to $292,000 of one-time expense associated with recently foreclosed assets, coupled with the accrual of property taxes totaling $73,000 on two large commercial properties being held as other real estate owned at March 31, 2010.

Income Tax Expense
For the three months ended March 31, 2010, Peoples recorded income tax expense of $111,000, versus $1.2 million a year ago.  First quarter 2010 income tax expense reflected the entire $345,000 tax benefit associated with the OTTI loss recognized during the quarter.  The lower pre-tax income accounted for the remaining reduction in first quarter income tax expense.

Management anticipates Peoples’ effective tax rate will approximate 19% for each of the remaining three quarters of 2010.  This effective tax rate differs from Peoples’ statutory corporate tax rate as a result of income from tax-exempt sources and tax benefits derived from investments in tax credit funds, with the respective impact of each item generally consistent with that experienced in 2009.

FINANCIAL CONDITION

Cash and Cash Equivalents
At March 31, 2010, Peoples’ cash and cash equivalents included excess cash reserves at the FRB totaling $23.6 million, compared to $11.4 million at year-end 2009.  These excess funds, which are included in interest-bearing deposits in other banks on the Consolidated Balance Sheets, were maintained rather than federal funds sold due to more favorable current short-term interest rates.

During the first quarter of 2010, Peoples’ operating and financing activities provided net cash of $11.1 million and $4.8 million, respectively, of which $5.6 million was used in investing activities, producing a $10.3 million increase in total cash and cash equivalents.  Net cash provided by financing activities consisted of $39.1 million of net deposit growth, of which $33.1 million was used to reduce borrowed funds.  New loan originations exceeded normal principal payments and loan payoffs by $6.5 million, accounting for the bulk of net cash used by investing activities.

In comparison, cash and cash equivalents increased $61.7 million through the first three months of 2009, due mostly to net cash of $47.8 million provided by financing activities.  Net deposit growth and the TARP Capital Investment generated $94.2 million of funds during the first quarter of 2009, which were used to reduce short-term borrowings by $48.8 million.  Cash flow from investing activities totaled $8.6 million, comprised of proceeds from maturities, calls and principal payments on investment securities that exceeded purchases of new investment securities during the quarter, while operating activities generated net cash of $5.3 million through the first three months of 2009.

Further information regarding the management of Peoples’ liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
The following table details Peoples’ available-for-sale investment portfolio:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2010	2009	2009	2009	2009
Fair value:
Obligations of:
U.S. Treasury and government agencies	$79	$82	$84	$86	$171
U.S. government sponsored agencies	4,360	4,473	7,981	8,143	8,339
States and political subdivisions	61,970	62,953	67,318	65,953	70,092
Residential mortgage-backed securities	538,866	558,825	549,012	506,939	499,210
Commercial mortgage-backed securities	33,675	24,188	26,674	35,303	30,037
U.S. government-backed student loan pools	59,758	59,442	58,544	55,657	53,887
Bank-issued trust preferred securities	14,244	13,826	12,882	16,229	15,206
Collateralized debt obligations	–	165	329	1,863	2,810
Equity securities	2,834	2,593	3,074	3,599	2,064
Total fair value	$715,786	$726,547	$725,898	$693,772	$681,816
Total amortized cost	$700,700	$706,444	$704,388	$689,540	$689,337
Net unrealized gain (loss)	$15,086	$20,103	$21,510	$4,232	$(7,521)

Peoples’ investment in residential and commercial mortgage-backed securities largely consist of securities either guaranteed by the U.S. government or issued by U.S. government-sponsored agencies, such as Fannie Mae and Freddie Mac.  The remaining portion of Peoples’ mortgage-backed securities consists of securities issued by other entities, including other financial institutions, which are not guaranteed by the U.S. government.  The amount of these “non-agency” securities included in the residential and commercial mortgage-backed securities totals above were as follows:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2010	2009	2009	2009	2009
Residential	$140,736	$153,621	$164,461	$178,545	$196,452
Commercial	33,675	24,188	26,274	35,303	30,037
Total fair value	$174,411	$177,809	$190,735	$213,848	$226,489
Total amortized cost	$173,933	$177,370	$193,481	$220,535	$237,007
Net unrealized gain (loss)	$478	$439	$(2,746)	$(6,687)	$(10,518)

The non-agency portfolio consists entirely of first lien residential and commercial mortgages and all securities are rated AAA or equivalent by Moody’s, Standard & Poor’s and/or Fitch.  Approximately 96% of the portfolio consists of 2003 or earlier originations and 99% of the portfolio consists of underlying fixed-rate mortgages.

At March 31, 2010, Peoples’ investment in individual bank-issued trust preferred securities consisted of holdings of nine unrelated issuers.  All of these securities remain current on contractual interest payment.  In addition, an aggregate of $10 million of these securities relate to issuers involved in the comprehensive capital assessment conducted by federal bank supervisors in the first half of 2009 – known as the Supervisory Capital Assessment Program or “government stress test”.  These issuers either were deemed to have sufficient capital levels or have corrected any capital deficiency identified by federal bank supervisors.  As such, management believes the risk of loss from these securities to be low given the capital strength of the issuers.

Loans
The following table provides information regarding outstanding loan balances:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2010	2009	2009	2009	2009
Gross portfolio loans:
Commercial real estate	$501,917	$503,034	$478,518	$504,826	$498,395
Commercial and industrial	165,934	159,915	160,677	173,136	174,660
Real estate contruction	34,894	32,427	67,143	54,446	62,887
Residential real estate	212,569	215,735	216,571	216,280	224,843
Home equity lines of credit	49,444	49,183	48,991	48,301	47,454
Consumer	85,231	90,144	94,374	95,161	90,741
Deposit account overdrafts	1,299	1,620	1,765	2,016	1,930
Total portfolio loans	$1,051,288	$1,052,058	$1,068,039	$1,094,166	$1,100,910

Percent of loans to total loans:
Commercial real estate	47.7%	47.8%	44.8%	46.1%	45.3%
Commercial and industrial	15.8%	15.2%	15.0%	15.8%	15.9%
Real estate contruction	3.3%	3.1%	6.3%	5.0%	5.7%
Residential real estate	20.2%	20.5%	20.3%	19.8%	20.4%
Home equity lines of credit	4.7%	4.7%	4.6%	4.4%	4.3%
Consumer	8.2%	8.5%	8.8%	8.7%	8.2%
Deposit account overdrafts	0.1%	0.2%	0.2%	0.2%	0.2%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Residential real estate loans
being serviced for others	$230,183	$227,792	$220,605	$213,271	$199,613

Since March 31, 2009, several large commercial construction loans have been converted to term commercial mortgage loans, causing most of the increase in commercial real estate loans and corresponding decrease in real estate construction loans.  The overall increase in commercial real estate loan balances was mostly offset by charge-offs on existing impaired loans, which were written down to estimated net realizable value of the underlying collateral.

Residential real estate loan balances continue to be impacted by customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with the servicing rights retained.  Compared to March 31, 2009, the reduction in residential real estate loan balances was intensified by the secondary market offering historically low long-term fixed rates during most of 2009, which resulted in significantly higher refinancing activity.  This refinancing activity also accounted for the 15% increase in Peoples’ serviced loan portfolio since March 31, 2009.

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

Loans secured by commercial real estate, including commercial construction loans, continue to comprise approximately half of Peoples’ loan portfolio.  The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio:
	Outstanding	Loan	Total	% of
(Dollars in thousands)	Balance	Commitments	Exposure	Total
Commercial real estate:
Lodging and lodging related	$56,384	$684	$57,068	11.2%
Office buildings and complexes:
Owner occupied	6,336	281	6,617	1.3%
Non-owner occupied	45,723	485	46,208	9.0%
Total office buildings and complexes	52,059	766	52,825	10.3%
Apartment complexes	62,994	1,638	64,632	12.6%
Retail facilities:
Owner occupied	12,841	68	12,909	2.5%
Non-owner occupied	34,351	331	34,682	6.8%
Total retail facilities	47,192	399	47,591	9.3%
Residential property:
Owner occupied	5,895	668	6,563	1.3%
Non-owner occupied	33,220	155	33,375	6.5%
Total residential property	39,115	823	39,938	7.8%
Light industrial facilities:
Owner occupied	29,619	277	29,896	5.8%
Non-owner occupied	9,877	–	9,877	1.9%
Total light industrial facilities	39,496	277	39,773	7.8%
Assisted living facilities and nursing homes	39,005	–	39,005	7.6%
Land and land development	31,375	3,430	34,805	6.8%
Health care facilities	21,479	26	21,505	4.2%
Other	112,818	1,666	114,484	22.4%
Total commercial real estate	$501,917	$9,709	$511,626	100.0%
Real estate construction:
Lodging and lodging related	$16,555	$600	$17,155	41.5%
Land and land development	5,552	525	6,077	14.7%
Apartment complexes	1,490	132	1,622	3.9%
Other	11,297	5,202	16,499	39.9%
Total real estate construction	$34,894	$6,459	$41,353	100.0%

Peoples’ commercial lending activities continue to focus on lending opportunities inside its primary market areas, with loans outside Peoples’ primary market areas comprising approximately 10% of total outstanding loan balances, at both March 31, 2010 and December 31, 2009.  The majority of those out-of-market loans are still based in Ohio, West Virginia and Kentucky, with total outstanding balances of $77.1 million and $77.9 million at March 31, 2010 and December 31, 2009, respectively.  In all other states, the aggregate outstanding balance in each state was less than $6.0 million.

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

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2010	2009	2009	2009	2009
Commercial real estate	$19,388	$22,125
Commercial and industrial	3,992	1,586
Total commercial	$23,380	$23,711	$23,218	$20,087	$20,913
Residential real estate	1,436	1,619	1,210	1,281	1,428
Home equity lines of credit	540	528	501	492	526
Consumer	960	1,074	995	973	863
Deposit account overdrafts	237	325	325	318	346
Total allowance for loan losses	$26,553	$27,257	$26,249	$23,151	$24,076
As a percentage of total loans	2.53%	2.59%	2.46%	2.12%	2.19%

The significant allocations to commercial loans reflects the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio.  The higher allocations in recent quarters primarily reflect the elevated level of charge-offs in both years, which resulted in higher loss factors for graded loans, along with continued deterioration in credit quality of various commercial loans based on the financial condition of the borrowers.  Another significant contributing factor was the impact of distressed commercial real estate values and general economic conditions on specific reserves for impaired loans.

The allowance allocated to the real estate and consumer loan categories is based upon Peoples’ allowance methodology for homogeneous pools of loans.  The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and changes in loan balances in each category.

 The following table presents changes in Peoples’ allowance for loan losses:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009
Allowance for loan losses:
Allowance for loan losses, beginning of period	$27,257	$26,249	$22,931
Gross charge-offs:
Commercial real estate	6,423	4,942	2,553
Commercial and industrial	919	257	–
Residential real estate	201	315	234
Real estate construction	–	–	–
Home equity lines of credit	12	15	4
Consumer	349	313	206
Deposit account overdrafts	230	317	301
Total gross charge-offs	8,134	6,159	3,298
Recoveries:
Commercial real estate	505	42	32
Commercial and industrial	25	44	39
Residential real estate	18	65	52
Real estate construction	–	–	–
Home equity lines of credit	24	44	5
Consumer	235	134	112
Deposit account overdrafts	122	82	140
Total recoveries	929	411	380
Net charge-offs (recoveries):
Commercial real estate	5,918	4,900	2,521
Commercial and industrial	894	213	(39)
Residential real estate	183	250	182
Real estate construction	–	–	–
Home equity lines of credit	(12)	(29)	(1)
Consumer	114	179	94
Deposit account overdrafts	108	235	161
Total net charge-offs	7,205	5,748	2,918
Provision for loan losses	6,501	6,756	4,063
Allowance for loan losses, end of period	$26,553	$27,257	$24,076
Ratio of net charge-offs to average loans:
Commercial real estate	2.26%	1.82%	0.90%
Commercial and industrial	0.34%	0.08%	–%
Residential real estate	0.07%	0.09%	0.07%
Real estate construction	–%	–%	–%
Home equity lines of credit	–%	–%	–%
Consumer	0.04%	0.07%	0.04%
Deposit account overdrafts	0.04%	0.09%	0.06%
Total	2.76%	2.15%	1.07%

First quarter 2010 charge-offs were impacted by losses totaling approximately $5.9 million on existing impaired commercial loan relationships attributable to ongoing workout efforts on existing impaired loans and continued declines in commercial real estate values.  Of the $5.9 million, approximately $2.0 million represented write-offs of amounts specifically reserved for in prior quarters through the allowance for loan losses, as the loans progressed through the workout process.  The remaining $3.9 million was attributed to impaired commercial real estate loans becoming under collateralized based upon the estimated net realizable value of the collateral, of which $1.5 million related to a single $5.4 million nonaccrual commercial real estate loan.  The $1.5 million loss occurred as a result of Peoples negotiating a reduced payoff amount in connection with a sale of the underlying collateral, which is expected to occur during the second quarter of 2010.

Peoples’ asset quality showed signs of continued stabilization in the first quarter of 2010, as reflected by a modest decrease in nonperforming assets attributable to management’s focused attention on reducing problem loans.  The following table details Peoples’ nonperforming assets:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2010	2009	2009	2009	2009
Loans 90+ days past due and accruing:
Commercial real estate	$ –	$ 164	$ –	$ –	$ –
Commercial and industrial	–	–	679	–	–
Residential real estate	–	238	311	242	41
Consumer	–	9	3	–	–
Total	–	411	993	242	41
Nonaccrual loans:
Commercial real estate	22,706	25,852	33,326	35,015	34,565
Commercial and industrial	3,019	2,884	3,107	1,816	1,683
Residential real estate	3,567	4,687	4,125	3,071	1,774
Home equity	536	546	574	493	502
Consumer	4	3	4	65	11
Total	29,832	33,972	41,136	40,460	38,535
Total nonperforming loans (NPLs)	29,832	34,383	42,129	40,702	38,576
Other real estate owned
Commercial	5,857	6,087	1,062	118	118
Residential	176	226	176	45	147
Total	6,033	6,313	1,238	163	265
Total nonperforming assets (NPAs)	$ 35,865	$ 40,696	$ 43,367	$ 40,865	$ 38,841
NPLs as a percent of total loans	2.84%	3.27%	3.94%	3.72%	3.50%
NPAs as a percent of total assets	1.79%	2.03%	2.16%	2.00%	1.89%
NPAs as a precent of total loans plus
other real estate owned	3.39%	3.85%	4.06%	3.73%	3.53%
Allowance for loan losses as a
percent of NPLs	89.0%	79.3%	62.3%	56.9%	62.4%

Peoples’ nonaccrual commercial real estate loans primarily consist of non-owner occupied commercial properties and real estate development projects.  Much of the decrease in nonperforming loans since year-end 2009 was the result of charge-downs.  Several of the nonperforming loans have been charged down to the estimated net realizable fair value of the underlying collateral, resulting in a lower allowance for loan losses to nonperforming loans ratio in recent quarters compared to Peoples’ historical levels.

As discussed above, Peoples has negotiated a reduced payoff amount for an existing nonaccrual commercial real estate loan, with a remaining loan balance of $3.9 million at March 31, 2010, in connection with a short sale of the underlying collateral.  The short sale is expected to occur during the second quarter of 2010, which will remove this loan from Peoples’ nonperforming loans.

Certain nonaccrual loans are not considered impaired and not evaluated individually by Peoples.  These loans consist primarily of smaller balance homogenous consumer and residential real estate loans that are collectively evaluated for impairment.  The following tables summarize loans classified as impaired:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2010	2009	2009	2009	2009
Loans with an allocated allowance for loan losses	$14,590	$18,188	$15,688	$6,714	$10,518
Loans with no allocated allowance for loan losses	13,557	15,052	23,988	32,579	28,166
Total impaired loans	$28,147	$33,240	$39,676	$39,293	$38,684
Allowance for loan losses allocated to impaired loans	$3,532	$5,738	$5,761	$2,600	$4,365

Nonaccrual loans not considered impaired	$1,924	$1,738	$2,561	$1,458	$1,333

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Average investment in impaired loans	$30,694	$39,167
Interest income recognized on impaired loans	$2	$17

Peoples has not allocated a portion of the allowance for loan losses to certain impaired loans because those loans either have been written-down previously to the amount expected to be collected or possess characteristics indicative of Peoples’ ability to collect the remaining outstanding principal from the sale of collateral and/or enforcement of guarantees by the principals.

Overall, management believes the allowance for loan losses was adequate at March 31, 2010, based on all significant information currently available.  Still, there can be no assurance that the allowance for loan losses will be adequate to cover future losses or that the amount of nonperforming loans will remain at current levels, especially considering the current economic uncertainty that exists and the concentration of commercial loans in Peoples’ loan portfolio.

Deposits
The following table details Peoples’ deposit balances:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2010	2009	2009	2009	2009
Interest-bearing deposits:
Retail certificates of deposit	$546,760	$537,549	$561,619	$596,713	$637,125
Money market deposit accounts	296,196	263,257	245,621	228,963	227,840
Governmental deposit accounts	143,068	147,745	137,655	129,491	137,446
Savings accounts	117,526	112,074	113,104	116,108	113,648
Interest-bearing demand accounts	88,425	91,878	87,153	90,881	89,813
Total retail interest-bearing deposits	1,191,975	1,152,503	1,145,152	1,162,156	1,205,872
Brokered certificates of deposits	41,738	45,383	61,412	45,862	24,965
Total interest-bearing deposits	1,233,713	1,197,886	1,206,564	1,208,018	1,230,837
Non-interest-bearing deposits	201,337	198,000	187,011	199,572	190,754
Total deposits	$1,435,050	$1,395,886	$1,393,575	$1,407,590	$1,421,591

Money market balances continue to grow due mostly to Peoples maintaining a competitive rate on its money market product.  As a result, many customers have reinvested funds from matured short-term certificates of deposit (“CDs”) into money market accounts.  A significant portion of the first quarter 2010 money market growth came from a single commercial customer depositing $20 million into a money market account, of which half was transferred from a matured CD and the other half from another financial institution.

Both savings and non-interest bearing balances grew in the first quarter of 2010, mostly reflecting seasonal increases typically experienced during the first quarter of each year.  Additionally, customer preference for insured deposits over short-term investment alternatives remains a contributing factor in the overall increase in deposit balances.

Since 2008, Peoples’ retail CD balances have included deposits obtained from customers outside its primary market areas, primarily school districts, government entities and credit unions located in the Midwest.  Given the growth in low-cost and non-interest-bearing core deposits, management decided to reduce the amount of these higher-cost balances.  As a result, these deposits comprised $74.7 million of total retail CD balances versus $116.9 million a year ago.  Further reductions are anticipated during the remainder of 2010.  However, management continues to consider these deposits to be an alternative to brokered deposits and other wholesale funding for augmenting other retail deposit balances to fund loan growth and diversify Peoples’ funding sources.

Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2010	2009	2009	2009	2009
Short-term borrowings:
Retail repurchase agreements	$49,714	$51,921	$48,344	$48,464	$50,027
FHLB advances	–	25,000	–	–	–
Total short-term borrowings	49,714	76,921	48,344	48,464	50,027

Long-term borrowings:
FHLB advances	105,206	101,113	132,085	142,533	152,932
National market repurchase agreements	135,000	145,000	145,000	160,000	160,000
Total long-term borrowings	240,206	246,113	277,085	302,533	312,932
Subordinated notes held
by subsidiary trust	22,539	22,530	22,522	22,513	22,504
Total borrowed funds	$312,459	$345,564	$347,951	$373,510	$385,463

Over the last several quarters, Peoples has repaid maturing long-term borrowings using short-term assets, using funds generated from retail deposit growth and the TARP Capital Investment.  The level and composition of borrowed funds may change in future quarters, as management will continue to use a combination of short-term and long-term borrowings to manage the interest rate risk of the balance sheet.

Capital/Stockholders’ Equity
At March 31, 2010, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered well capitalized institutions under banking regulations.  The following table details Peoples’ actual risk-based capital levels and corresponding ratios:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2010	2009	2009	2009	2009
Capital Amounts:
Tier 1	$193,211	$192,822	$193,013	$198,041	$197,258
Tier 1 common	$132,103	$131,747	$131,973	$137,035	$136,285
Total (Tier 1 and Tier 2)	$209,647	$209,144	$209,986	$215,826	$214,373
Net risk-weighted assets	$1,245,770	$1,244,707	$1,281,318	$1,330,979	$1,331,758
Capital Ratios:
Tier 1	15.51%	15.49%	15.06%	14.88%	14.81%
Tier 1 common	10.60%	10.58%	10.30%	10.30%	10.23%
Total (Tier 1 and Tier 2)	16.83%	16.80%	16.39%	16.22%	16.10%
Leverage ratio	9.97%	10.06%	9.82%	9.95%	9.97%

In addition to traditional capital measurements, management uses tangible capital to evaluate the adequacy of Peoples’ stockholders’ equity.  This non-GAAP financial measure and related ratios facilitate comparisons with peers since it removes the impact of intangible assets acquired through acquisitions on the Consolidated Balance Sheet.  The following table reconciles the calculation of tangible capital to amounts reported in Peoples’ consolidated financial statements:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2010	2009	2009	2009	2009

Tangible Equity:
Total stockholders' equity, as reported	$240,842	$243,968	$244,363	$238,449	$230,307
Less: goodwill and other intangible assets	65,357	65,599	65,805	66,093	66,272
Tangible equity	$175,485	$178,369	$178,558	$172,356	$164,035

Tangible Common Equity:
Tangible equity	$175,485	$178,369	$178,558	$172,356	$164,035
Less: preferred stockholders' equity	38,568	38,543	38,518	38,494	38,470
Tangible common equity	$136,917	$139,826	$140,040	$133,862	$125,565

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2010	2009	2009	2009	2009

Tangible Assets:
Total assets, as reported	$2,003,271	$2,001,827	$2,004,754	$2,039,251	$2,055,944
Less: goodwill and other intangible assets	65,357	65,599	65,805	66,093	66,272
Tangible assets	$1,937,914	$1,936,228	$1,938,949	$1,973,158	$1,989,672

Tangible Book Value per Share:
Tangible common equity	$136,917	$139,826	$140,040	$133,862	$125,565
Common shares outstanding	10,408,096	10,374,637	10,371,357	10,358,852	10,343,974

Tangible book value per share	$13.15	$13.48	$13.50	$12.92	$12.14

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$175,485	$178,369	$178,558	$172,356	$164,035
Total tangible assets	$1,937,914	$1,936,228	$1,938,949	$ 1,973,158	$1,989,672

Tangible equity to tangible assets	9.06%	9.21%	9.21%	8.74%	8.24%

Tangible Common Equity to Tangible Assets Ratio:
Tangible common equity	$136,917	$139,826	$140,040	$133,862	$125,565
Tangible assets	$1,937,914	$1,936,228	$1,938,949	$1,973,158	$1,989,672

Tangible common equity to tangible assets	7.07%	7.22%	7.22%	6.78%	6.31%

The fluctuations in tangible equity and tangible common equity over the last several quarters primarily reflect the impact of changes in fair value of Peoples’ available-for-sale investment portfolio on accumulated other comprehensive income, a component of total stockholders’ equity.  The reduction in tangible assets during the second half of 2009  resulted from Peoples’ use of short-term assets to repay maturing long-term borrowings.

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

Peoples has assigned overall management of IRR to its Asset-Liability Committee (the “ALCO”), which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level and amount of IRR.  There have been no material changes to the policies or methods used by the ALCO to assess IRR from those disclosed in Peoples’ 2009 Form 10-K.  During the first quarter of 2010, the ALCO improved its simulation modeling process by incorporating more detailed information regarding the interest rate risk characteristics of Peoples’ earning assets and interest-bearing liabilities.  This refinement enhances the accuracy of modeling results and overall impact of interest rates changes to both earnings and fair value of equity.

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

	Estimated		Estimated Decrease
Increase in	Increase in		in Economic
Interest Rate	Net Interest Income		Value of Equity
(in Basis Points)	March 31, 2010		March 31, 2010
300	$6,917	11.7%	$(24,728)	(10.2)%
200	6,016	10.2%	(15,842)	(6.5)%
100	3,533	6.0%	(6,383)	(2.6)%

At March 31, 2010, Peoples’ balance sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table.   Given the inherent uncertainty surrounding the timing and magnitude of future interest rate changes, management’s near-term balance sheet strategies will continue to emphasize maintaining good asset liquidity and lowering overall funding costs through a combination of less aggressive pricing of non-core funding and growing low cost retail deposits.

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

At March 31, 2010, Peoples had available borrowing capacity through its wholesale funding sources and unpledged investment securities totaling approximately $305 million that can be used to satisfy liquidity needs, compared to $185 million at year-end 2009.  This liquidity position excludes the $24 million excess cash reserves at the Federal Reserve Bank of Cleveland and the impact of Peoples’ ability to obtain additional funding by either offering higher rates on retail deposits or issuing additional brokered deposits.  Management believes the current balance of cash and cash equivalents and anticipated cash flows from the investment portfolio, along with the availability of other funding sources, will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.

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

(Dollars in thousands)	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009
Home equity lines of credit	$40,213	$40,169	$41,098	$42,046	$42,282
Unadvanced construction loans	12,921	12,921	17,529	25,412	33,049
Other loan commitments	109,822	113,072	100,457	98,532	101,565
Loan commitments	162,956	166,162	159,084	165,990	176,896

Standby letters of credit	$43,628	$44,048	$44,661	$46,762	$46,758

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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of March 31, 2010.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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

Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from those risk factors previously disclosed in “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2009 Form 10-K.  Those risk factors are not the only risks Peoples faces.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended March 31, 2010:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – 31, 2010	–		–		–	–
February 1 – 28, 2010	2,391	(2)	$13.38	(2)	–	–
March 1 – 31, 2010	916	(2)	$15.29	(2)	–	–
Total	3,307		$13.91		–	–

(1) Peoples’ Board of Directors has not authorized any stock repurchase plans or programs for 2010, due in part to the restrictions on stock repurchases imposed by the terms of the TARP Capital Investment.

(2) Information reflects solely common shares purchased in open market transactions by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust holding assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Second Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The exhibits required to be filed with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 42.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date: April 21, 2010	By: /s/	MARK F. BRADLEY
Mark F. Bradley
President and Chief Executive Officer

Date: April 21, 2010	By: /s/	EDWARD G. SLOANE
Edward G. Sloane
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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
Incorporated herein by reference to Exhibit 10.1 to Peoples’ February 2, 2009 Form 8-K

10.1	Change in Control Agreement between Peoples Bancorp Inc. and Richard W. Stafford (adopted February 8, 2010)	Incorporated herein by reference to Exhibit 10.31 of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-16772).

10.2	Letter Agreement, dated March 1, 2010, between Peoples Bancorp Inc. and Daniel K. McGill	Incorporated herein by reference to Exhibit 10.32 of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-16772)

10.3	Summary of Incentive Plan for Executive Officers and other employees of Peoples Bancorp Inc. [Effective for the fiscal year ended December 31, 2010]	Incorporated herein by reference to Exhibit 10.2(b) of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-16772)

12	Statements regarding Computation of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends Appearing in Quarterly Report on Form 10-Q	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Filed herewith