Form 10-Q
period 2010-06-30
PEOPLES BANCORP INC
filed 2010-07-22
CIK 318300

For Printer Friendly Version click here
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2010
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,538,143 common shares, without par value, at July 21, 2010.

As used in this Quarterly Report on Form 10-Q (“Form 10-Q”), “Peoples” refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, Peoples Bancorp Inc.
PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Assets
Cash and cash equivalents:
Cash and due from banks	$43,930	$29,969
Interest-bearing deposits in other banks	23,438	11,804
Total cash and cash equivalents	67,368	41,773

Available-for-sale investment securities, at fair value (amortized cost of
$685,382 at June 30, 2010 and $706,444 at December 31, 2009)	696,469	726,547
Held-to-maturity investment securities, at amortized cost (fair value of
$3,027 at June 30, 2010 and $963 at December 31, 2009)	2,964	963
Other investment securities, at cost	24,356	24,356
Total investment securities	723,789	751,866

Loans, net of deferred fees and costs	1,016,106	1,052,058
Allowance for loan losses	(27,168)	(27,257)
Net loans	988,938	1,024,801

Loans held for sale	5,054	1,874
Bank premises and equipment, net	24,279	24,844
Bank owned life insurance	53,281	52,924
Goodwill	62,520	62,520
Other intangible assets	2,618	3,079
Other assets	39,199	38,146
Total assets	$1,967,046	$2,001,827

Liabilities
Deposits:
Non-interest-bearing	$203,559	$198,000
Interest-bearing	1,195,217	1,197,886
Total deposits	1,398,776	1,395,886

Short-term borrowings	49,765	76,921
Long-term borrowings	239,981	246,113
Junior subordinated notes held by subsidiary trust	22,548	22,530
Accrued expenses and other liabilities	15,696	16,409
Total liabilities	1,726,766	1,757,859

Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, 39,000 shares
issued at June 30, 2010, and 39,000 at December 31, 2009	38,593	38,543
Common stock, no par value, 24,000,000 shares authorized,
11,055,429 shares issued at June 30, 2010 and 11,031,892 shares
issued at December 31, 2009, including shares in treasury	166,065	166,227
Retained earnings	47,699	46,229
Accumulated comprehensive income, net of deferred income taxes	3,677	9,487
Treasury stock, at cost, 632,112 shares at June 30, 2010 and
657,255 shares at December 31, 2009	(15,754)	(16,518)
Total stockholders’ equity	240,280	243,968
Total liabilities and stockholders’ equity	$1,967,046	$2,001,827

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Interest Income:
Interest and fees on loans	$14,604	$16,259	$29,431	$32,968
Interest and dividends on taxable investment securities	7,720	8,741	15,704	17,605
Interest on tax-exempt investment securities	618	720	1,260	1,465
Other interest income	21	25	25	41
Total interest income	22,963	25,745	46,420	52,079
Interest Expense:
Interest on deposits	4,953	6,578	10,097	13,562
Interest on short-term borrowings	66	108	147	277
Interest on long-term borrowings	2,279	3,137	4,572	6,293
Interest on junior subordinated notes held by subsidiary trust	492	492	990	990
Total interest expense	7,790	10,315	15,806	21,122
Net interest income	15,173	15,430	30,614	30,957
Provision for loan losses	5,458	4,734	11,959	8,797
Net interest income after provision for loan losses	9,715	10,696	18,655	22,160
Gross impairment losses on investment securities	(800)	–	(1,620)	–
Less: Non-credit losses included in other comprehensive income	–	–	166	–
Net impairment losses on investment securities	(800)	–	(1,786)	–
Other Income:
Deposit account service charges	2,457	2,616	4,755	5,015
Insurance income	2,261	2,405	4,672	5,150
Trust and investment income	1,209	1,237	2,765	2,295
Electronic banking income	1,175	1,020	2,263	1,943
Mortgage banking income	267	507	502	1,108
Bank owned life insurance	173	254	358	553
Gain on investment securities	3,018	262	3,034	588
(Loss) gain on assets	(1,254)	57	(1,237)	(62)
Loss on loans held for sale	(94)	–	(94)	–
Other non-interest income	230	206	471	418
Total other income	9,442	8,564	17,489	17,008
Other Expenses:
Salaries and employee benefit costs	7,496	7,499	14,873	15,023
FDIC insurance	612	1,608	1,229	2,095
Net occupancy and equipment	1,440	1,496	2,958	2,968
Professional fees	601	700	1,293	1,441
Electronic banking expense	557	491	1,162	1,163
Data processing and software	527	564	1,097	1,101
Foreclosed real estate and other loan expenses	472	192	1,118	487
Franchise tax	374	404	747	827
Amortization of other intangible assets	235	319	480	649
Other non-interest expense	1,995	2,248	3,927	4,269
Total other expenses	14,309	15,521	28,884	30,023
Income before income taxes	4,048	3,739	5,474	9,145
Income taxes	763	893	874	2,104
Net income	$3,285	$2,846	$4,600	$7,041
Preferred dividends	512	511	1,025	852
Net income available to common shareholders	$2,773	$2,335	$3,575	$6,189

Earnings per common share - basic	$0.27	$0.23	$0.34	$0.60
Earnings per common share - diluted	$0.27	$0.23	$0.34	$0.60

Weighted-average number of common shares outstanding - basic	10,422,126	10,360,590	10,406,919	10,352,769
Weighted-average number of common shares outstanding - diluted	10,429,369	10,377,105	10,415,999	10,364,621

Cash dividends declared on common shares	$1,054	$2,404	$2,105	$4,805
Cash dividends declared per common share	$0.10	$0.23	$0.20	$0.46

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated Comprehensive
	Preferred Stock	Common Stock	Retained Earnings		Treasury
(Dollars in thousands, except per share data)				Income (Loss)	Stock	Total
Balance, December 31, 2009	$38,543	$166,227	$46,229	$9,487	$(16,518)	$243,968
Net income			4,600			4,600
Other comprehensive loss, net of tax				(5,810)		(5,810)
Exercise of common stock options		(428)			855	427
Preferred stock dividends			(975)			(975)
Amortization of discount on preferred stock	50		(50)			–
Cash dividends declared of $0.20 per common share			(2,105)			(2,105)
Tax benefit from exercise of stock options		(7)				(7)
Purchase of treasury stock					(91)	(91)
Common shares issued under dividend
reinvestment plan		222				222
Stock-based compensation expense		51				51
Balance, June 30, 2010	$38,593	$166,065	$47,699	$3,677	$(15,754)	$240,280

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2010	2009
Net cash provided by operating activities	$23,351	$10,748
Investing activities
Available-for-sale securities:
Purchases	(135,204)	(112,837)
Proceeds from sales	51,237	37,019
Proceeds from maturities, calls and prepayments	101,640	85,667
Purchase of held-to-maturity securities	(2,000)	–
Net decrease in loans	20,164	1,704
Net expenditures for premises and equipment	(685)	(1,523)
Proceeds from sales of other real estate owned	310	331
Investment in limited partnership and tax credit funds	(249)	(248)
Net cash provided by investing activities	35,213	10,113
Financing activities
Net increase in non-interest-bearing deposits	5,559	19,532
Net (decrease) increase in interest-bearing deposits	(2,718)	21,648
Net decrease in short-term borrowings	(27,156)	(50,388)
Proceeds from long-term borrowings	5,000	5,000
Payments on long-term borrowings	(11,131)	(10,763)
Issuance of preferred shares and common stock warrant	–	39,000
Preferred stock dividends	(975)	(568)
Cash dividends paid on common shares	(1,894)	(4,319)
Purchase of treasury stock	(91)	(124)
Proceeds from issuance of common shares	444	3
Excess tax expense for stock-based compensation	(7)	(9)
Net cash (used in) provided by financing activities	(32,969)	19,012
Net increase in cash and cash equivalents	25,595	39,873
Cash and cash equivalents at beginning of period	41,773	35,598
Cash and cash equivalents at end of period	$67,368	$75,471

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

The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2009 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after June 30, 2010, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2009, contained herein has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2009 Form 10-K.

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

Assets measured at fair value on a recurring basis comprised the following at June 30, 2010:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

June 30, 2010
Obligations of:
U.S. Treasury and government agencies	$62	$–	$62	$–
U.S. government sponsored agencies	1,245	–	1,245	–
States and political subdivisions	58,682	–	58,682	–
Residential mortgage-backed securities	548,455	–	548,455	–
Commercial mortgage-backed securities	25,319	–	25,319	–
U.S. government-backed student loan pools	47,202	–	47,202	–
Bank-issued trust preferred securities	12,599	–	12,599	–
Collateralized debt obligations	–	–	–	–
Equity securities	2,905	2,731	174	–
Total available-for-sale securities	$696,469	$2,731	$693,738	$–

December 31, 2009
Obligations of:
U.S. Treasury and government agencies	$81	$–	81	$–
U.S. government sponsored agencies	4,473	–	4,473	–
States and political subdivisions	62,954	–	62,954	–
Residential mortgage-backed securities	558,826	–	558,826	–
Commercial mortgage-backed securities	24,188	–	24,188	–
U.S. government-backed student loan pools	59,440	–	59,440	–
Bank-issued trust preferred securities	13,826	–	12,826	1,000
Collateralized debt obligations	165	–	–	165
Equity securities	2,594	2,420	174	–
Total available-for-sale securities	$726,547	$2,420	$722,962	$1,165

The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2).  At December 31, 2009, Peoples measured two equity tranche collateralized debt obligation (“CDO”) securities at fair value using Level 3 inputs since there was not an active market.  These securities were deemed to be total losses at March 31, 2010.  The bank-issued trust preferred securities measured using Level 3 inputs represented a single security that was not actively traded.  This security was called during the second quarter of 2010. The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information:

(Dollars in thousands)	Bank-Issued Trust Preferred Securities	Collateralized Debt Obligations
Balance, December 31, 2009	$1,000	$165
Other-than-temporary impairment loss
included in earnings	–	(986)
Calls	(1,000)	–
Unrealized loss included in comprehensive income	–	821
Balance, June 30, 2010	$ –	$ –

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis included the following:

Impaired Loans: Impaired loans are measured and reported at fair value when management believes collection of contractual interest and principal payments is doubtful.  Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 Inputs).  At June 30, 2010, impaired loans with an aggregate outstanding principal balance of $21.1 million were measured and reported at a fair value of $17.1 million.  During the three and six months ended June 30, 2010, Peoples recognized losses on impaired loans of $4.8 million and $5.8 million, respectively, through the allowance for loan losses.

Loans Held-For-Sale:  Loans held-for-sale are measured and reported at fair value when the aggregate outstanding principal balance of the loan pool exceeds the estimated fair value of the loan pool.  Management’s determination of the fair value uses a market approach representing the amounts a third party financial investor would be willing to pay for the loans (Level 1 Inputs).  At June 30, 2010, Peoples had $3.5 million of commercial real estate loans classified as held-for-sale (of which $2.1 million were on nonaccrual status) which were measured and reported at a fair value of $3.4 million.  As a result, Peoples recognized a $94,000 loss for the three and six months ended June 30, 2010.

Other Real Estate Owned:  Other real estate owned (“OREO”) is measured and reported at fair value when the current book value exceeds the estimated fair value of the property.  Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the property based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 Inputs).  At June 30, 2010, Peoples had $5.2 million of OREO which were measured and reported at a fair value of $3.9 million.  As a result, Peoples recorded a loss of $1.3 million for the three and six months ended June 30, 2010.

The following table presents the fair values of financial assets and liabilities carried on Peoples’ consolidated balance sheet, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$67,368	$67,368	$41,773	$41,773
Investment securities	723,789	723,852	751,866	751,866
Loans	993,992	873,056	1,026,675	892,182

Financial liabilities:
Deposits	$1,398,776	$1,416,682	$1,395,886	$1,406,371
Short-term borrowings	49,765	49,765	76,921	76,921
Long-term borrowings	239,981	249,009	246,113	253,943
Junior subordinated notes held by subsidiary trust	22,548	23,899	22,530	25,968

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

Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities:

				Non-Credit
				Losses included
		Gross	Gross	in Other
	Amortized	Unrealized	Unrealized	Comprehensive	Fair
(Dollars in thousands)	Cost	Gains	Losses	Income	Value
June 30, 2010
Obligations of:
U.S. Treasury and government agencies	$ 61	$ 1	$ –	$ –	$ 62
U.S. government sponsored agencies	1,176	69	–	–	1,245
States and political subdivisions	56,369	2,358	(45)	–	58,682
Residential mortgage-backed securities	545,580	13,666	(10,791)	–	548,455
Commercial mortgage-backed securities	24,834	491	(6)	–	25,319
U.S. government-backed student loan pools	42,275	4,927	–	–	47,202
Bank-issued trust preferred securities	13,873	36	(1,310)	–	12,599
Equity securities	1,214	1,742	(51)	–	2,905
Total available-for-sale securities	$ 685,382	$ 23,290	$ (12,203)	$ –	$ 696,469

December 31, 2009
Obligations of:
U.S. Treasury and government agencies	$ 81	$ 1	$ –	$ –	$ 82
U.S. government sponsored agencies	4,384	89	–	–	4,473
States and political subdivisions	60,943	2,064	(54)	–	62,953
Residential mortgage-backed securities	546,131	17,576	(4,882)	–	558,825
Commercial mortgage-backed securities	23,656	675	(143)	–	24,188
U.S. government-backed student loan pools	52,972	6,547	(77)	–	59,442
Bank-issued trust preferred securities	16,073	47	(2,294)	–	13,826
Collateralized debt obligations	986	–	(655)	(166)	165
Equity securities	1,218	1,426	(51)	–	2,593
Total available-for-sale securities	$ 706,444	$ 28,425	$ (8,156)	$ (166)	$ 726,547

Peoples’ investment in CDO securities at December 31, 2009, consisted of two separate equity tranche securities comprised of trust preferred and subordinated debt securities issued by banks, bank holding companies, insurance companies and real estate investment trusts.  These securities were deemed a total loss in the first quarter of 2010.  Peoples’ investment in equity securities was comprised entirely of common stocks issued by various unrelated banking holding companies at both June 30, 2010 and December 31, 2009.

At June 30, 2010, there were no securities of a single issuer, other than U.S. Treasury and government agencies and U.S. government sponsored agencies that exceeded 10% of stockholders' equity.  Peoples had pledged investment securities with a carrying value of $486.0 million and $492.8 million at June 30, 2010 and December 31, 2009, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged investment securities with carrying values of $70.0 million and $121.3 million at June 30, 2010 and December 31, 2009, respectively, to secure additional borrowing capacity at the Federal Home Loan Bank of Cincinnati (“FHLB”) and the Federal Reserve Bank of Cleveland (“FRB”).

The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the three and six months ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross gains realized	$3,018	$275	$3,034	$601
Gross losses realized	–	13	–	13
Net gain realized	$3,018	$262	$3,034	$588

The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2010
Obligations of states and
political subdivisions	$ 1,933	$ 45	4	$ –	$ –	–	$ 1,933	$ 45
Mortgage-backed securities:
Residential	146,456	8,972	22	43,914	1,819	15	190,370	10,791
Commercial	2,622	6	1	–	–	–	2,622	6
Bank-issued trust
preferred securities	–	–	–	10,091	1,310	9	10,091	1,310
Equity securities	–	–	–	125	51	1	125	51
Total	$ 151,011	$9,023	27	$ 54,130	$3,180	25	$ 205,141	$ 12,203

December 31, 2009
Obligations of states and
political subdivisions	$ 3,284	$ 54	6	$ –	$ –	–	$ 3,284	$ 54
Mortgage-backed securities:
Residential	37,720	2,400	7	60,120	2,482	19	97,840	4,882
Commercial	1,966	143	1	–	–	–	1,966	143
U.S. government-backed
student loan pools	–	–	–	2,923	77	1	2,923	77
Bank-issued trust
preferred securities	–	–	–	11,574	2,294	10	11,574	2,294
Collateralized debt obligations	–	–	–	165	655	2	165	655
Equity securities	–	–	–	125	51	1	125	51
Total	$ 42,970	$ 2,597	14	$ 74,907	$ 5,559	33	$ 117,877	$ 8,156

Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. The unrealized losses at both June 30, 2010 and December 31, 2009, were attributable to changes in market interest rates and spreads since the securities were purchased.  At June 30, 2010, the securities that have been at an unrealized loss position for twelve months or more were purchased prior to year-end 2008.  None of these securities were downgraded by either Moody’s or S&P during the second quarter, and, with the exception of a single holding, all of these investments experienced improvement in value during the second quarter.  In addition, the fair value for nearly all of these securities was within 90% of its June 30 book value, with half within 2% of its book value.  The positions with a fair value less than 90% of their book value were limited to three bank-issued trust preferred securities, which had an aggregate book value of $3.0 million and fair value of $2.1 million at June 30, 2010.  Management has analyzed the underlying credit quality of these issuers, all of whom were part of the Supervisory Capital Assessment Program conducted by federal banking regulators in the first half of 2009, and concluded the unrealized losses were entirely attributable to the floating rate nature of these investments and current market interest rates.

In early July 2010, Peoples sold a single U.S. agency residential mortgage-backed security with a book value of $10.3 million at a $0.8 million loss.  The decision to sell this security was based upon its interest rate risk characteristics and current low yield due to increased premium amortization from higher prepayment levels in recent months.  Management concluded this security was other-than-temporarily impaired at June 30, 2010, since it was sold prior to recovery.  As a result, Peoples recognized the entire loss as a non-cash impairment loss in earnings for the three months ended June 30, 2010.  Management concluded no other individual securities were other-than-temporarily impaired at June 30, 2010, since Peoples did not have the intent to sell nor was it more likely than not that Peoples would be required to sell any of the remaining securities with an unrealized loss prior to recovery.

The table below presents the amortized costs, fair value and weighted-average yield of securities by contractual maturity at June 30, 2010.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$ –	$ 20	$ 41	$–	$ 61
U.S. government sponsored agencies	–	1,176	–	–	1,176
States and political subdivisions	1,406	12,886	14,978	27,099	56,369
Residential mortgage-backed securities	–	2,062	97,030	446,488	545,580
Commercial mortgage-backed securities	–	–	–	24,834	24,834
U.S. government-backed student loan pools	–	–	4,889	37,386	42,275
Bank-issued trust preferred securities	–	–	–	13,873	13,873
Equity securities	–	–	–	1,214	1,214
Total available-for-sale securities	$ 1,406	$ 16,144	$ 116,938	$ 550,894	$ 685,382
Fair value
Obligations of:
U.S. Treasury and government agencies	$ –	$ 20	$ 42	$ –	$ 62
U.S. government sponsored agencies	–	1,245	–	–	1,245
States and political subdivisions	1,424	13,412	15,907	27,939	58,682
Residential mortgage-backed securities	–	2,165	100,004	446,286	548,455
Commercial mortgage-backed securities	–	–	–	25,319	25,319
U.S. government-backed student loan pools	–	–	4,941	42,261	47,202
Bank-issued trust preferred securities	–	–	–	12,599	12,599
Equity securities	–	–	–	2,905	2,905
Total available-for-sale securities	$ 1,424	$ 16,842	$ 120,894	$ 557,309	$ 696,469
Total average yield	7.36%	5.89%	5.07%	4.76%	4.85%

Held-to-Maturity
At June 30, 2010, Peoples’ held-to-maturity investments consisted of two qualified school construction bonds that are classified as held-to-maturity because of Peoples’ intent and ability to hold the securities to maturity given uncertainty regarding ownership rights of associated tax credits.  These securities are carried at an aggregate amortized cost of $2,964,000, and have gross unrealized gains totaling $63,000; weighted average cash coupon and tax credit rates of 1.83% and 6.09%, respectively, and remaining contractual maturity over 10 years.

Other Securities
Peoples’ other investment securities on the Consolidated Balance Sheets consist solely of restricted equity securities of the FHLB and the FRB.  These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and Peoples does not exercise significant influence.

Note 4.  Stockholders’ Equity

The following table details the progression in shares of Peoples’ preferred, common and treasury stock during the period presented:

	Preferred	Common	Treasury Stock
	Stock	Stock
Shares at December 31, 2009	39,000	11,031,892	657,255
Changes related to stock-based compensation awards:
Release of restricted common shares		5,602
Exercise of common stock options			(31,121)
Purchase of treasury stock			5,978
Common shares issued under dividend reinvestment plan		17,935
Shares at June 30, 2010	39,000	11,055,429	632,112

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

If the Series A Preferred Shares were redeemed, Peoples has the right to repurchase the Warrant at its appraised value.  Otherwise, the U.S. Treasury must liquidate the related Warrant at the current market price.

Note 5.  Comprehensive Income (Loss)

The following details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the six months ended June 30, 2010:

		Unrecognized
	Unrealized	Net Pension and	Accumulated
	Gain (Loss)	Postretirement	Comprehensive
(Dollars in thousands)	on Securities	Costs	Income (Loss)
Balance, December 31, 2009	$13,068	$(3,581)	$9,487
Current period change, net of tax	(5,860)	50	(5,810)
Balance, June 30, 2010	$7,208	$(3,531)	$3,677

The components of other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Net income	$3,285	$2,846	$4,600	$7,041
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(1,779)	12,481	(7,766)	17,384
Related tax benefit (expense)	623	(4,369)	2,718	(6,085)
Less: reclassification adjustment for net gain included in net income	2,218	262	1,248	588
Related tax expense	(776)	(92)	(436)	(206)
Net effect on other comprehensive income (loss)	(2,598)	7,942	(5,860)	10,917
Defined benefit plans:
Amortization of unrecognized loss and service cost on pension plan	77	52	77	84
Related tax expense	(27)	(18)	(27)	(29)
Net effect on other comprehensive income (loss)	50	34	50	55
Total other comprehensive income (loss), net of tax	(2,548)	7,976	(5,810)	10,972
Total comprehensive income (loss)	$737	$10,822	$(1,210)	$18,013

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

 The following tables detail the components of the net periodic benefit cost for the plans:

Pension Benefits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Service cost	$187	$199	$375	$399
Interest cost	196	196	392	393
Expected return on plan assets	(287)	(299)	(574)	(597)
Amortization of prior service cost	1	1	2	2
Amortization of net loss	37	31	75	72
Net periodic benefit cost	$134	$128	$270	$269

Postretirement Benefits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Interest cost	3	4	6	8
Amortization of prior service cost	–	–	(1)	(1)
Amortization of net gain	(3)	–	(5)	(1)
Net periodic benefit cost	$ –	$ 4	$ –	$ 6

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

Stock Options
Under the provisions of the 2006 Equity Plan and predecessor stock option plans, the exercise price per share of any stock option granted may not be less than the fair market value of the underlying common shares on the date of grant of the stock option.  The most recent stock options granted to employees and non-employee directors occurred in 2006.  The stock options granted to employees vested three years from the grant date, while the stock options granted to non-employee directors vested six months from the grant date.  All stock options granted to both employees and non-employee directors expire ten years from the date of grant.

The following summarizes the changes to Peoples’ stock options for the period ended June 30, 2010:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	270,757	$23.90
Granted	–	–
Exercised	34,464	13.57
Expired	16,765	22.58
Outstanding at June 30	219,528	$ 25.62	3.4 years	$ –

Exercisable at June 30	219,528	$ 25.62	3.4 years	$ –

For the six months ended June 30, 2010, the total intrinsic value of stock options exercised was $86,000.  The following summarizes information concerning Peoples’ stock options outstanding at June 30, 2010:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Option Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Option Shares Exercisable	Weighted-Average Exercise Price
$15.55	to	$21.71	10,396	2.0 years	20.54	10,396	20.54
$23.59	to	$25.94	42,498	2.0 years	23.97	42,498	23.97
$26.01	to	$27.74	44,611	3.8 years	27.07	44,611	27.07
$28.25			37,228	5.0 years	28.25	37,228	28.25
$28.57	to	$30.00	36,520	4.2 years	29.00	36,520	29.00
Total			171,253	3.6 years	$26.57	171,253	$26.57

Stock Appreciation Rights
 SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted will vest three years from the grant date and expire ten years from the date of grant.  The following summarizes the changes to Peoples’ SARs for the period ended June 30, 2010:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1	53,756	$ 25.80
Granted	–	–
Exercised	–	–
Forfeited	3,464	24.41
Outstanding at June 30	50,292	$ 25.90	6.7 years	$ –
Exercisable at June 30	20,793	$ 29.04	5.6 years	$ –

The following summarizes information concerning Peoples’ SARs outstanding at June 30, 2010:

Exercise Prices			Number of Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares Exercisable
$23.26			5,000	7.1 years	$23.26	–
$23.77			24,301	7.4 years	23.77	802
$23.80	to	$27.99	1,000	7.4 years	23.80	–
$29.25			19,991	5.8 years	29.25	19,991
Total			50,292	6.7 years	$25.90	20,793

Restricted Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while the restrictions on common shares awarded to employees expire after three years.

The following summarizes the changes to Peoples’ restricted common shares for the period ended June 30, 2010:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1	13,991	$24.48
Awarded	2,000	14.82
Released	5,602	29.20
Forfeited	339	23.77
Outstanding at June 30	10,050	$19.95

For the six months ended June 30, 2010, the total intrinsic value of restricted stock released was $73,000.

Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefits costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Total stock-based compensation	$25	$35	$51	$78
Recognized tax benefit	(9)	(12)	(18)	(27)
Net expense recognized	$16	$23	$33	$51

Total unrecognized stock-based compensation expense related to unvested awards was $58,000 at June 30, 2010, which will be recognized over a weighted-average period of 0.8 years.

Note 8.  Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares include incremental shares issuable upon exercise of outstanding stock options, SARs and non-vested restricted common shares using the treasury stock method.  As disclosed in Note 4, Peoples had a warrant to purchase 313,505 common shares outstanding at June 30, 2010.  This warrant was excluded from the calculation of diluted earnings per common share since it was anti-dilutive.  In addition, stock options and SARs covering 269,185 shares and 269,820 shares were excluded from the calculations for the three and six months ended June 30, 2010, respectively, and 287,673 shares and 289,355 shares for the three and six months ended June 30, 2009, respectively, since they were anti-dilutive.  The calculation of basic and diluted earnings per common share was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Net income	$3,285	$2,846	$4,600	$7,041
Preferred dividends	512	511	1,025	852
Net income available to common shareholders	2,773	2,335	3,575	6,189

Weighted-average common shares outstanding	10,422,126	10,360,590	10,406,919	10,352,769
Effect of potentially dilutive common shares	7,243	16,515	9,080	11,852
Total weighted-average diluted common
shares outstanding	10,429,369	10,377,105	10,415,999	10,364,621

Earnings per common share:
Basic	$0.27	$0.23	$0.34	$0.60
Diluted	$0.27	$0.23	$0.34	$0.60

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and the Management’s Discussion and Analysis that follows:

	At or For the Three Months		At or For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
SIGNIFICANT RATIOS
Return on average stockholders' equity	5.43%	4.93%	3.81%	5.59%
Return on average common stockholders' equity	5.45%	4.85%	3.52%	6.53%
Return on average assets	0.66%	0.56%	0.46%	0.61%
Net interest margin	3.49%	3.45%	3.51%	3.49%
Efficiency ratio (a)	60.28%	63.12%	60.17%	60.85%
Average stockholders' equity to average assets	12.15%	11.34%	12.13%	10.99%
Average loans to average deposits	72.98%	78.36%	74.22%	79.09%
Dividend payout ratio	38.01%	102.96%	58.88%	77.64%

ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (b)(c)	3.77%	3.72%	3.77%	3.72%
Nonperforming assets as a percent of total assets (b)(c)	2.21%	2.00%	2.21%	2.00%
Allowance for loan losses to loans net of unearned interest (c)	2.66%	2.12%	2.66%	2.12%
Allowance for loan losses to nonperforming loans (b)(c)	70.50%	56.90%	70.50%	56.90%
Provision for loan losses to average loans (annualized)	2.10%	2.49%	2.29%	1.60%
Net charge-offs as a percentage of average loans (annualized)	1.86%	2.05%	2.31%	1.56%

CAPITAL INFORMATION (c)
Tier 1 capital ratio	16.11%	14.88%	16.11%	14.88%
Total risk-based capital ratio	17.44%	16.22%	17.44%	16.22%
Leverage ratio	10.14%	9.95%	10.14%	9.95%
Tangible equity to tangible assets (d)	9.21%	8.74%	9.21%	8.74%
Tangible common equity to tangible assets (d)	7.18%	6.78%	7.18%	6.78%
Tangible assets (d)	$1,901,908	$1,973,158	$1,901,908	$1,973,158
Tangible equity (d)	175,142	172,356	175,142	172,356
Tangible common equity (d)	$136,549	$133,862	$136,549	$133,862

PER COMMON SHARE DATA
Earnings per share – Basic	$0.27	$0.23	$0.34	$0.60
Earnings per share – Diluted	0.27	0.23	0.34	0.60
Cash dividends declared per common share	0.10	0.23	0.20	0.46
Book value per share (c)	19.35	19.30	19.35	19.30
Tangible book value per share (c) (d)	$13.10	$12.92	$13.10	$12.92
Weighted-average common shares outstanding – Basic	10,422,126	10,360,590	10,406,919	10,352,769
Weighted-average common shares outstanding – Diluted	10,429,369	10,377,105	10,415,999	10,364,621
Common shares outstanding at end of period	10,423,317	10,358,852	10,423,317	10,358,852

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
(7)
legislative or regulatory changes or actions, including the Restoring American Financial Stability Act of 2010 and related regulations required to be promulgated, which may adversely affect the business of Peoples and its subsidiaries;

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

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples’ Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis at June 30, 2010, which were unchanged from the policies disclosed in Peoples’ 2009 Form 10-K.

Goodwill and Other Intangible Assets
As more fully discussed in Peoples’ 2009 Form 10-K, goodwill is not amortized but is tested for impairment at least annually and updated quarterly if management believes there are indicators of potential impairment.  At June 30, 2010, management performed its annual impairment test of Peoples’ recorded goodwill and concluded no impairment existed since the fair value of Peoples’ single reporting unit exceeded its carrying value.  The methodology and significant assumptions made by management in estimating the fair value of Peoples’ reporting unit at June 30, 2010, were consistent with those disclosed in Peoples’ 2009 Form 10-K.  Further, management’s analysis indicated any of the following situations would cause the fair value of Peoples’ reporting unit to equal its carrying value: (1) a 25% sustained decline in future cash flows, (2) a 250 basis point decrease in long-term growth rate or (3) a 225 basis point increase in the discount rate.

Summary of Recent Transactions and Events
The following is a summary of recent transactions or events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

o
Since 2008, Peoples periodically has taken actions designed to reposition the investment portfolio and reduce interest rate exposures within the portfolio and entire balance sheet.  During the second quarter of 2010, Peoples’ sold investment securities with an aggregate book value of $48.2 million during the quarter at a $3.0 million net gain and a single $10.3 million security at a $0.8 million loss in early July.  The securities sold consisted of mortgage-backed securities and U.S. government-backed student loan pools and were selected based upon their low yields and interest rate risk characteristics.  In accordance with generally accepted accounting principles, Peoples recorded the entire loss related to the July sale as an other-than-temporary impairment in the second quarter of 2010 since the security was sold prior to recovery.  In comparison, Peoples realized modest net gains on investment security transactions for the three and six months ended June 30, 2009.

o
In the first quarter of 2010, Peoples recognized a non-cash pre-tax other-than-temporary impairment (“OTTI”) loss of $1.0 million  on its remaining investment in collateralized debt obligation (“CDO”) securities.  These securities were equity tranche CDO securities comprised mostly of bank-issued trust preferred securities.  The OTTI loss reflects management’s estimation of credit losses incurred during the first quarter based upon actual defaults, its evaluation of the credit quality of the issuers and corresponding analysis of cash flows to be received from the securities.  After recognition of the first quarter 2010 OTTI loss, Peoples no longer has any exposure to CDO securities within its investment portfolio.

o
Since early 2008, Peoples’ loan quality has been negatively impacted by worsening conditions within the commercial real estate market and economy as a whole, which has caused declines in commercial real estate values and deterioration in the financial condition of various commercial borrowers.  These conditions led to Peoples downgrading the loan quality ratings on various commercial real estate loans through its normal loan review process.  In addition, several impaired loans have become under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral.  As a result, Peoples’ provision for loan losses, net charge-offs and nonperforming loans in 2008, 2009 and the first half of 2010 were significantly higher than historical levels.   In the second quarter of 2010, Peoples also recognized $1.3 million of losses on other real estate owned (“OREO”) due to declining commercial real estate values.

o
Peoples’ earnings in recent quarters also have been impacted by ongoing workout efforts related to existing impaired commercial real estate loans.  These efforts have included negotiating reduced payoff amounts in connection with the sale of the underlying collateral – commonly referred to as “short sales” – which resulted in additional loan charge-offs and provision for loan losses.  In the second quarter of 2010, Peoples successfully completed the short-sale of a $3.9 million commercial real estate loan based on a condominium/apartment project in Florida, which removed this loan from Peoples’ nonperforming loans.  Peoples also took steps in the second quarter to sell $3.4 million of commercial real estate loans, of which $2.1 million were nonaccrual loans, secured by property located in Arizona.  Correspondingly, these loans were re-classified to “held-for-sale” and written down by $94,000 based upon their estimated fair value at June 30, 2010.  Management believes these actions are prudent since they have afforded opportunities to reduce nonperforming assets and lessen loss exposures within the loan portfolio.

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

o
Peoples’ Board of Directors declared quarterly cash dividends of $0.10 per common share for each of the prior four quarters.  These dividends represented a reduction from the $0.23 per common share paid in each of the first two quarters of 2009.  Management believes the lower dividend rate balances the need for Peoples to provide a return on shareholder investment and to maintain a dividend payout consistent with recent earnings levels and long-term capital needs.

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

o
Between August 2007 and December 2008, the Federal Reserve reduced the target Federal Funds Rate 500 basis points and the Discount Rate 575 basis points, which caused a corresponding downward shift in short-term interest rates.  During this period, longer-term rates did not decrease to the same extent as short-term rates, resulting in a steepening of the yield curve.  In 2009, the Federal Reserve allowed the target Federal Funds Rate and Discount Rate to remain at historically low levels of 0% to 0.25% and 0.50%, respectively, while the slope of the yield curve steepened slightly.  These interest rate conditions have negatively impacted asset yields but provided Peoples with opportunities to offset most of the impact on net interest income and margin by decreasing funding costs from taking advantage of lower-cost funding available in the market place and reducing certain deposit costs.

o
In February 2010, the Federal Reserve approved several modifications to the terms of its Discount Window lending programs in light of continued improvement in financial market conditions.  Most notably, the Federal Reserve increased the Discount Rate 25 basis points, thereby widening the spread between the Discount Rate and the high end of the target Federal Funds Rate range, which has been maintained since December 2008.

The impact of these transactions, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis.

EXECUTIVE SUMMARY

Net income available to common shareholders was $2.8 million, or $0.27 per diluted common share during the second quarter of 2010, a favorable increase compared to $0.8 million and $0.08, respectively, for the first quarter of 2010 (or “linked quarter”), and also higher than $2.3 million and $0.23 per diluted common share in the second quarter of 2009.  The key driver of the linked quarter increase was a lower provision for loan losses, plus a net gain of $870,000 on investment securities and other assets in the second quarter of 2010 versus a net loss of $953,000 for the linked quarter.  The year-over-year earnings improvement was largely attributable to lower second quarter FDIC insurance expense in 2010, due to the impact of the special assessment a year ago.  On a year-to-date basis, net income available to common shareholders was $3.6 million through June 30, 2010, versus $6.2 million for the same period in 2009, representing earnings per diluted common share of $0.34 and $0.60, respectively.  The lower earnings in 2010 was due mostly to higher provision for loan losses and foreclosed real estate and other loan workout costs.

Provision for loan losses totaled $5.5 million in the second quarter of 2010 compared to $6.5 million for the linked quarter and $4.7 million for the second quarter of 2009.  The recorded provision reflects the amount needed to maintain the adequacy of the allowance for loan losses based on management’s formal quarterly analysis.  Second quarter 2010 provision for loan losses benefited from continued stabilization of Peoples’ asset quality, supported by a decreased level of net charge-offs and isolated nature of the increase in nonperforming loans.  Still, provision for loan losses totaled $12.0 million for the first six months of 2010 compared to $8.8 million for the first half of 2009.

Net interest income for the second quarter of 2010 was $15.2 million, a slight decrease from $15.4 million for the linked quarter.  Net interest income also was down slightly year-over-year for both the three and six months ended June 30, 2010.  These decreases occurred as a result of lower interest income that outpaced reductions in interest expense.  Net interest margin was 3.49% in the second quarter of 2010, down from 3.52% in the first quarter of 2010 due to a lack of attractive long-term investments and the impact of lower reinvestment rates in the current interest rate environment.  Compared to the prior year, net interest margin expanded modestly in 2010, from management’s ongoing efforts to decrease funding costs to offset the impact of lower earning asset levels.

Non-interest income, which excludes gains and losses on securities and asset disposals, was $7.8 million in the second quarter of 2010, versus $8.0 million in the linked quarter and $8.2 million in the second quarter of 2009.  During the second quarter of 2010, increased deposit account service charges were offset by a reduction in insurance income from performance based commissions recorded in the first quarter.  Also contributing to the linked quarter decline was the recognition of $255,000 of estate settlement fees in the first quarter of 2010.  Year-over-year, non-interest income was impacted by decreased mortgage banking income due to slower refinancing activity in 2010.

Non-interest expense totaled $14.3 million in the second quarter of 2010, a 2% decline from the linked quarter.  This decrease was primarily a result of concentrated efforts by management to improve efficiency in 2010, coupled with a reduction in foreclosed real estate and other loan expenses.  Compared to prior year, non-interest expense was down 8% for the second quarter and 4% on a year-to-date basis, due largely to the $930,000 additional FDIC expense recorded in the second quarter of 2009 for the special assessment.

At June 30, 2010, total assets were 2% lower than both the previous quarter and year-end, totaling $1.97 billion.  These reductions were caused mostly by lower loan balances, which decreased 3% due to commercial loan payoffs and charge-offs exceeding new production.  Total investments also decreased $19.3 million in the second quarter of 2010 and $28.1 million since year-end 2009, due to a lack of attractive long-term investments meeting management’s risk-return criteria. Management’s efforts to improve the overall balance sheet risk profile were contributing factors to the reductions in loan and investment security balances compared to December 31, 2009.

At June 30, 2010, total liabilities decreased to $1.73 billion from December 31, 2009.  Deposits experienced significant increases during the first quarter of 2010, and tapered off during the second quarter because of adjustments to the pricing on selected deposit products, such as public funds and other non-core deposits.  As a result, total retail deposit balances were up $6.6 million since year-end 2009 but down $36.2 million compared to March 31, 2010.  During early 2010, short-term and long-term borrowings were reduced by $33.3 million from funding provided by increased deposit balances.

Total stockholders’ equity was $240.3 million at June 30, 2010, a reduction from $244.0 million at December 31, 2009.    Lower fair values of available-for-sale investment securities, net of deferred taxes, accounted for the entire decrease in stockholders’ equity from year-end 2009.

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

	For the Three Months Ended
	June 30, 2010			March 31, 2010			June 30, 2009
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Short-Term Investments:
Total short-term investments	34,077	21	0.25%	7,317	4	0.23%	38,546	24	0.25%
Investment Securities (1):
Taxable	678,806	7,766	4.58%	705,375	8,015	4.55%	647,568	8,741	5.40%
Nontaxable (2)	60,400	951	6.31%	62,429	988	6.33%	68,720	1,108	6.45%
Total investment securities	739,206	8,717	4.72%	767,804	9,003	4.69%	716,288	9,849	5.50%
Loans (3):
Commercial	694,004	9,313	5.38%	703,886	9,366	5.40%	736,823	10,049	5.47%
Real estate (4)	262,270	3,642	5.55%	266,318	3,771	5.66%	275,487	4,417	6.41%
Consumer	85,736	1,674	7.83%	89,816	1,713	7.73%	94,618	1,816	7.70%
Total loans	1,042,010	14,629	5.63%	1,060,020	14,850	5.66%	1,106,928	16,282	5.91%
Less: Allowance for loan losses	(30,669)			(29,332)			(24,495)
Net loans	1,011,341	14,629	5.80%	1,030,688	14,850	5.82%	1,082,433	16,282	6.03%
Total earning assets	1,784,624	23,367	5.24%	1,805,809	23,857	5.32%	1,837,267	26,155	5.70%
Intangible assets	65,248			65,484			66,144
Other assets	146,234			142,240			137,839
Total assets	$1,996,106			$2,013,533			$2,041,250
Deposits:
Savings accounts	$121,017	$48	0.16%	$116,572	$47	0.16%	$128,790	$168	0.52%
Interest-bearing demand accounts	237,262	650	1.10%	229,628	661	1.17%	206,168	795	1.55%
Money market accounts	294,138	654	0.89%	273,567	656	0.97%	223,442	631	1.13%
Brokered certificates of deposit	41,717	398	3.83%	42,003	401	3.87%	32,660	334	4.10%
Retail certificates of deposit	524,038	3,203	2.45%	539,327	3,378	2.54%	623,102	4,650	2.99%
Total interest-bearing deposits	1,218,172	4,953	1.63%	1,201,097	5,143	1.74%	1,214,162	6,578	2.17%
Borrowed Funds:
Short-term FHLB advances	–	–	0.00%	34,333	9	0.11%	–	–	0.00%
Retail repurchase agreements	48,931	66	0.53%	51,810	71	0.56%	49,924	108	0.86%
Total short-term borrowings	48,931	66	0.53%	86,143	80	0.37%	49,924	108	0.86%
Long-term FHLB advances	105,058	929	3.55%	103,574	907	3.55%	147,996	1,484	4.02%
Wholesale repurchase agreements	135,000	1,350	3.96%	139,222	1,386	3.98%	160,000	1,652	4.09%
Other borrowings	22,544	492	8.64%	22,535	498	8.84%	22,509	493	8.66%
Total long-term borrowings	262,602	2,771	4.19%	265,331	2,791	4.23%	330,505	3,629	4.37%
Total borrowed funds	311,533	2,837	3.62%	351,474	2,871	3.28%	380,429	3,737	3.91%
Total interest-bearing liabilities	1,529,705	7,790	2.04%	1,552,571	8,014	2.09%	1,594,591	10,315	2.59%
Non-interest-bearing deposits	209,602			203,158			198,515
Other liabilities	14,317			13,972			16,690
Total liabilities	1,753,624			1,769,701			1,809,796
Preferred equity	38,581			38,556			38,478
Common equity	203,901			205,276			192,976
Total stockholders’ equity	242,482			243,832			231,454
Total liabilities and
stockholders’ equity	$1,996,106			$2,013,533			$2,041,250
Interest rate spread		$15,577	3.20%		$15,843	3.23%		$15,840	3.11%
Net interest margin			3.49%			3.52%			3.45%

	For the Six Months Ended
	June 30, 2010			June 30, 2009
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Short-Term Investments:
Total short-term investments	20,772	24	0.25%	32,148	40	0.25%
Investment Securities (1):
Taxable	692,017	15,782	4.56%	644,077	17,606	5.47%
Nontaxable (2)	61,409	1,938	6.31%	69,818	2,254	6.46%
Total investment securities	753,426	17,720	4.71%	713,895	19,860	5.57%
Loans (3):
Commercial	698,918	18,680	5.39%	735,664	20,325	5.57%
Real estate (4)	264,283	7,412	5.61%	278,430	9,099	6.54%
Consumer	87,764	3,388	7.78%	93,016	3,590	7.78%
Total loans	1,050,965	29,480	5.64%	1,107,110	33,014	6.01%
Less: Allowance for loan loss	(30,004)			(24,239)
Net loans	1,020,961	29,480	5.81%	1,082,871	33,014	6.13%
Total earning assets	1,795,159	47,224	5.28%	1,828,914	52,914	5.81%
Intangible assets	65,365			66,202
Other assets	144,111			137,300
Total assets	$2,004,635			$2,032,416
Deposits:
Savings accounts	$118,807	$95	0.16%	$123,700	$292	0.48%
Interest-bearing demand accounts	233,467	1,311	1.13%	200,966	1,530	1.54%
Money market accounts	283,910	1,310	0.93%	223,048	1,280	1.16%
Brokered certificates of deposit	41,859	799	3.85%	29,994	608	4.09%
Retail certificates of deposit	531,640	6,581	2.50%	628,272	9,852	3.16%
Total interest-bearing deposits	1,209,683	10,096	1.68%	1,205,980	13,562	2.27%
Borrowed Funds:
Short-term FHLB advances	17,072	10	0.11%	7,347	11	0.26%
Retail repurchase agreements	50,363	137	0.54%	52,210	266	1.02%
Total short-term borrowings	67,435	147	0.43%	59,557	277	0.93%
Long-term FHLB advances	104,320	1,837	3.55%	150,184	3,012	4.04%
Wholesale repurchase agreements	137,099	2,735	3.97%	160,000	3,281	4.08%
Other borrowings	22,539	990	8.74%	22,504	990	8.75%
Total long-term borrowings	263,958	5,562	4.21%	332,688	7,283	4.38%
Total borrowed funds	331,393	5,709	3.44%	392,245	7,560	3.85%
Total interest-bearing liabilities	1,541,076	15,805	2.06%	1,598,225	21,122	2.66%
Non-interest-bearing deposits	206,398			193,844
Other liabilities	14,008			17,045
Total liabilities	1,761,482			1,809,114
Preferred equity	38,568			32,307
Common equity	204,585			190,995
Total stockholders’ equity	243,153			223,302
Total liabilities and
stockholders’ equity	$2,004,635			$2,032,416
Interest rate spread		$31,419	3.22%		$31,792	3.15%
Net interest margin			3.51%			3.49%

(1)	Average balances are based on carrying value.
(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal tax rate.
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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(Dollars in thousands)	2010	2010	2009	2010	2009
Net interest income, as reported	$15,173	$15,441	$15,430	$30,614	$30,957
Taxable equivalent adjustments	404	402	410	805	835
Fully tax-equivalent net interest income	$15,577	$15,843	$15,840	$31,419	$31,792

The following table provides an analysis of the changes in FTE net interest income:

							Six Months Ended
	Three Months Ended June 30, 2010 Compared to						June 30, 2010 Compared to
(Dollars in thousands)	March 31, 2010 (1)			June 30, 2009 (1)			June 30, 2009 (1)
Increase (decrease) in:	Rate	Volume	Total	Rate	Volume	Total	Rate	Volume	Total
INTEREST INCOME:
Short-term investments	$ –	$ 17	$ 17	$ –	$ (3)	$ (3)	$ –	$ (16)	$ (16)
Investment Securities: (2)
Taxable	323	(572)	(249)	(3,300)	2,325	(975)	(4,884)	3,060	(1,824)
Nontaxable	(3)	(34)	(37)	(24)	(133)	(157)	(51)	(265)	(316)
Total investment income	320	(606)	(286)	(3,324)	2,192	(1,132)	(4,935)	2,795	(2,140)
Loans:
Commercial	(11)	(42)	(53)	(162)	(574)	(736)	(646)	(999)	(1,645)
Real estate	(72)	(57)	(129)	(571)	(204)	(775)	(1,243)	(444)	(1,687)
Consumer	131	(170)	(39)	187	(329)	(142)	–	(202)	(202)
Total loan income	48	(269)	(221)	(546)	(1,107)	(1,653)	(1,889)	(1,645)	(3,534)
Total interest income	368	(858)	(490)	(3,870)	1,082	(2,788)	(6,824)	1,134	(5,690)
INTEREST EXPENSE:
Deposits:
Savings accounts	–	1	1	(110)	(10)	(120)	(186)	(11)	(197)
Interest-bearing demand accounts	(122)	111	(11)	(730)	585	(145)	(759)	540	(219)
Money market accounts	(210)	208	(2)	(632)	655	23	(582)	612	30
Brokered certificates of deposit	(2)	(1)	(3)	(130)	194	64	(101)	292	191
Retail certificates of deposit	(97)	(78)	(175)	(770)	(677)	(1,447)	(1,884)	(1,387)	(3,271)
Total deposit cost	(431)	241	(190)	(2,372)	747	(1,625)	(3,512)	46	(3,466)
Borrowed funds:
Short-term borrowings	(6)	(8)	(14)	(40)	(2)	(42)	(136)	6	(130)
Long-term borrowings	(12)	(8)	(20)	(214)	(644)	(858)	(424)	(1,297)	(1,721)
Total borrowed funds cost	(18)	(16)	(34)	(254)	(646)	(900)	(560)	(1,291)	(1,851)
Total interest expense	(449)	225	(224)	(2,626)	101	(2,525)	(4,072)	(1,245)	(5,317)
Net interest income	$ 817	$ (1,083)	$ (266)	$ (1,244)	$ 981	$ (263)	$ (2,752)	$ 2,379	$ (373)

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.
(2)	Presented on a fully tax-equivalent basis.

In the second quarter of 2010, net interest income and margin experienced a slight decline, as lower interest income caused by lower reinvestment rates on loans and investments, from historically low market interest rates, outpaced a reduction in interest expense from management’s efforts to reduce funding costs.

Total average earning assets decreased from the linked quarter and second quarter of 2009, as average loan balances were impacted by downward pressure from commercial loan payoffs and write-downs, plus lower demand for loans due to economic conditions.  Average investment securities were lower in the second quarter of 2010 from the linked quarter due to a lack of long-term investments satisfying management’s risk-return criteria.  Asset yields continue to be affected by lower reinvestment rates.

During the second quarter of 2010, Peoples lowered some pricing on certain non-core deposits, leading to a reduction in deposit costs.  This pricing strategy has caused some of the change in deposit mix, as some customers have opted to reinvest maturing short-term certificates of deposit into money market accounts, which were priced very competitively.  Sustained deposit growth in recent quarters has enabled Peoples to reduce borrowings.

During the remainder of 2010, Peoples’ balance sheet strategies could include modest deleveraging given the lack of attractive long-term investments and prospects of minimal loan growth due to economic conditions.  As a result, management believes downward pressure on net interest income and margin could continue in the second half of 2010, unless the Federal Reserve takes steps to raise short-term interest rates.

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

Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(Dollars in thousands)	2010	2010	2009	2010	2009
Provision for checking account overdrafts	$179	$20	$234	$199	$297
Provision for other loan losses	5,279	6,481	4,500	11,760	8,500
Total provision for loan losses	$5,458	$6,501	$4,734	$11,959	$8,797
As a percentage of average
gross loans (annualized)	2.10%	1.72%	2.49%	2.29%	1.60%

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

Non-Interest Income
Deposit account service charges comprised the largest portion of second quarter 2010 non-interest income.  The following table details Peoples’ deposit account service charges:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(Dollars in thousands)	2010	2010	2009	2010	2009
Overdraft fees	$1,860	$1,594	$2,029	$3,454	$3,722
Non-sufficient funds fees	342	314	369	655	686
Other fees and charges	255	390	218	646	607
Total deposit account service charges	$2,457	$2,298	$2,616	$4,755	$5,015

The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity.  As a result, the amount ultimately recognized by Peoples can fluctuate each quarter.  Peoples experiences some seasonal changes in overdraft and non-sufficient funds fees, primarily in the first and fourth quarters.  Typically, the volume of overdraft and non-sufficient funds fees are lower in the first quarter attributable to customers receiving income tax refunds, while volumes generally increase in the fourth quarter in connection with the holiday shopping season.   On July 1, 2010, new regulations governing overdraft fees became effective that could reduce amounts recognized in future quarters.  While management has taken steps to minimize the adverse impact of these changes, it remains difficult to predict what impact, if any, these changes will have on Peoples’ deposit account service charges.

Insurance income continued to comprise a significant portion of non-interest income.  The following table details Peoples’ insurance income:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(Dollars in thousands)	2010	2010	2009	2010	2009
Property and casualty insurance commissions	$2,014	$1,684	$2,131	$3,698	$3,868
Life and health insurance commissions	141	121	173	262	354
Credit life and A&H insurance commissions	35	14	39	48	62
Performance based commissions	–	585	47	585	815
Other fees and charges	71	7	15	79	51
Total insurance income	$2,261	$2,411	$2,405	$4,672	$5,150

During the second quarter, property and casualty insurance commissions increased over the linked quarter, due to normal fluctuations and seasonality of annual policy renewals.  Although property and casualty insurance commissions were up during the second quarter, total insurance income was lower due to performance based commissions being recognized in the first quarter of 2010.  These performance based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the insurance industry.  While Peoples continues to be successful at retaining existing insurance customers, property and casualty insurance commission levels have been reduced by the effects of a contracting economy on commercial insurance needs and lower pricing margins due to competition within the insurance industry.

The following tables detail Peoples’ trust and investment income and related assets under management:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(Dollars in thousands)	2010	2010	2009	2010	2009
Fiduciary	$971	$1,318	$989	$2,289	$1,835
Brokerage	238	238	248	476	460
Total trust and investment income	$1,209	$1,556	$1,237	$2,765	$2,295

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2010	2010	2009	2009	2009
Trust assets under management	$742,044	$768,189	$750,993	$738,535	$692,823
Brokerage assets under management	214,421	229,324	216,479	210,743	$183,968
Total managed assets	$956,465	$997,513	$967,472	$949,278	$876,791

Peoples’ fiduciary and brokerage revenues are primarily driven by the value of assets under management.  While the value of managed assets has seen considerable recovery since June 30, 2009, asset values showed a modest decrease during the second quarter of 2010 based on a general decline experienced in the financial markets as a whole.  These changes were reflected in Peoples’ trust and investment income for the second quarter and first half of 2010.  Also affecting the decline in fiduciary income from the linked quarter was the recognition of $255,000 in estate management fees in the first quarter of 2010.  Although non-recurring in nature, estate management is a core component of Peoples’ fiduciary services.

Mortgage banking income has seen considerable reductions in 2010 as a result of lower demand for mortgage refinancing, coupled with generally higher long-term mortgage interest rates, leading to a reduction in gains on loans sold to the secondary market.  This reduction has led to a 47% decrease in mortgage banking income, year-over-year.  During the second quarter of 2010, Peoples sold approximately $10 million of loans to the secondary market, up $1.1 million from the previous quarter and down substantially from $27.9 million in the second quarter of 2009.

Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for approximately 50% of total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(Dollars in thousands)	2010	2010	2009	2010	2009
Base salaries and wages	$5,063	$5,056	$5,106	$10,119	$10,167
Sales-based and incentive compensation	891	712	1,066	1,603	1,988
Employee benefits	1,318	1,336	1,216	2,654	2,456
Stock-based compensation	25	26	35	51	78
Deferred personnel costs	(286)	(282)	(439)	(568)	(778)
Payroll taxes and other employment costs	485	529	515	1,014	1,112
Total salaries and employee benefit costs	$7,496	$7,377	$7,499	$14,873	$15,023

Full-time equivalent employees:
Actual at end of period	527	530	548	527	548
Average during the period	530	532	545	531	545

In 2010, Peoples limited salary increases for all employees, which resulted in base salaries and wages remaining flat versus prior period amounts.  Second quarter 2010 sales-based and incentive compensation were higher than in first quarter 2010 corresponding with increased sales production in Peoples’ insurance and investment activities.  For both the three and six months ended June 30, 2010, sales-based and incentive compensation were lower than the prior year periods as a result of reduced expense for Peoples’ annual incentive award plan, which is partially based upon corporate results.  Employee benefit costs experienced a slight linked quarter decline but increased year-over-year due to increased employee medical benefit costs.   On a year-to-date basis, employee benefit costs were up 8% through June 30, 2010, as higher employee medical benefit costs were partially offset by a reduced 401(k) match beginning in the first quarter of 2010.

Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(Dollars in thousands)	2010	2010	2009	2010	2009
Depreciation	$499	$492	$534	$991	$1,050
Repairs and maintenance costs	373	456	390	829	780
Net rent expense	219	222	194	441	394
Property taxes, utilities and other costs	349	348	378	697	744
Total net occupancy and equipment expense	$1,440	$1,518	$1,496	$2,958	$2,968

Net occupancy and equipment expense recognized a 5% decrease from the linked quarter due to higher snow removal costs recorded in the first quarter of 2010.  Management’s continued efforts to reduce operating costs during 2010 has led to an overall decrease year-over-year, which is expected to continue in the second half of 2010.

Professional fees decreased 13% on a linked quarter basis and 14% year-over-year, due mostly to reduced legal expenses associated with problem loan workouts.  Contributing to the linked quarter decline was the impact of consulting and other professional fees associated with the preparation of Peoples’ proxy materials for the Annual Meeting of Shareholders.

Foreclosed real estate and other loan expenses represent costs associated with maintaining foreclosed assets, including real estate taxes and utilities, as well as various administrative costs incurred in connection with serving and collecting outstanding loans.  These costs continue to be higher in 2010 compared to the prior year, due mostly to costs associated with commercial properties acquired through foreclosure in the fourth quarter of 2009.  Although a modest reduction occurred from the linked quarter as Peoples progressed through the workout process on several problem loans, these costs could remain elevated based on the current level of foreclosed properties held.

Income Tax Expense
For the six months ended June 30, 2010, Peoples recorded income tax expense of $874,000 included the entire $625,000 tax benefit associated with the investment impairment losses recognized in both the first and second quarters.     The remaining reduction in income tax expense from $2.1 million for the first half of 2009 was attributable to lower pre-tax income due to higher provision for loan losses.

Management anticipates Peoples’ effective tax rate will approximate 20% for each of the final two quarters of 2010.  This effective tax rate differs from Peoples’ statutory corporate tax rate as a result of income from tax-exempt sources and tax benefits derived from investments in tax credit funds, with the respective impact of each item expected to be generally consistent with that experienced in 2009.

FINANCIAL CONDITION

Cash and Cash Equivalents
At June 30, 2010, Peoples’ cash and cash equivalents included excess cash reserves at the Federal Reserve Bank of $20.5 million compared to $23.6 million at March 31, 2010 and $11.4 million at year-end 2009.  These excess funds, which are included in interest-bearing deposits in other banks on the Consolidated Balance Sheets, were maintained rather than federal funds sold due to more favorable current short-term interest rates.

During the first half of 2010, Peoples’ operating and investing activities provided net cash of $23.4 million and $35.2 million, respectively, of which $33.0 million was used in financing activities.  Net cash provided by investing activities consisted of funds generated by normal principal payments and payoffs on loans exceeding new originations, plus proceeds from securities sales and principal runoff.  During 2010, Peoples has reduced borrowed funds, which accounted for virtually all of the net cash used by financing activities.

In comparison, total cash and cash equivalents increased $39.9 million through six months of 2009.  Peoples’ financing activities provided net cash of $19.0 million, as management used $80.2 million of funds generated from net deposit growth and the TARP Capital Investment to reduce short-term borrowings by $50.4 million.  Cash flow from investing activities totaled $10.1 million, comprised of proceeds from sales, maturities, calls and principal payments on investment securities that exceeded purchases of new investment securities during the quarter, while operating activities generated net cash of $10.7 million for the six months ended June 30, 2009.

Further information regarding the management of Peoples’ liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
The following table details Peoples’ available-for-sale investment portfolio:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2010	2010	2009	2009	2009
Fair value:
Obligations of:
U.S. Treasury and government agencies	$62	$79	$82	$84	$86
U.S. government sponsored agencies	1,245	4,360	4,473	7,981	8,143
States and political subdivisions	58,682	61,970	62,953	67,318	65,953
Residential mortgage-backed securities	548,455	538,866	558,825	549,012	506,939
Commercial mortgage-backed securities	25,319	33,675	24,188	26,674	35,303
U.S. government-backed student loan pools	47,202	59,758	59,442	58,544	55,657
Bank-issued trust preferred securities	12,599	14,244	13,826	12,882	16,229
Collateralized debt obligations	–	–	165	329	1,863
Equity securities	2,905	2,834	2,593	3,074	3,599
Total fair value	$696,469	$715,786	$726,547	$725,898	$693,772
Total amortized cost	$685,382	$700,700	$706,444	$704,388	$689,540
Net unrealized gain	$11,087	$15,086	$20,103	$21,510	$4,232

Peoples’ investment in residential and commercial mortgage-backed securities largely consists of securities either guaranteed by the U.S. government or issued by U.S. government-sponsored agencies, such as Fannie Mae and Freddie Mac.  The remaining portion of Peoples’ mortgage-backed securities consists of securities issued by other entities, including other financial institutions, which are not guaranteed by the U.S. government.  The amount of these “non-agency” securities included in the residential and commercial mortgage-backed securities totals above were as follows:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2010	2010	2009	2009	2009
Residential	$156,962	$140,736	$153,621	$164,461	$178,545
Commercial	25,319	33,675	24,188	26,274	35,303
Total fair value	$182,281	$174,411	$177,809	$190,735	$213,848
Total amortized cost	$181,727	$173,933	$177,370	$193,481	$220,535
Net unrealized gain (loss)	$554	$478	$439	$(2,746)	$(6,687)

The non-agency portfolio consists entirely of first lien residential and commercial mortgages and all securities are rated AAA or equivalent by Moody’s, Standard & Poor’s and/or Fitch.  Nearly all of the underlying loans in these securities were originated in 2003 or earlier and have fixed interest rates.

Loans
The following table provides information regarding outstanding loan balances:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2010	2010	2009	2009	2009
Gross portfolio loans:
Commercial real estate	$471,046	$501,917	$503,034	$478,518	$504,826
Commercial and industrial	165,916	165,934	159,915	160,677	173,136
Real estate contruction	36,490	34,894	32,427	67,143	54,446
Residential real estate	207,314	212,569	215,735	216,571	216,280
Home equity lines of credit	50,259	49,444	49,183	48,991	48,301
Consumer	83,735	85,231	90,144	94,374	95,161
Deposit account overdrafts	1,346	1,299	1,620	1,765	2,016
Total portfolio loans	$1,016,106	$1,051,288	$1,052,058	$1,068,039	$1,094,166

Percent of loans to total loans:
Commercial real estate	46.4%	47.7%	47.8%	44.8%	46.1%
Commercial and industrial	16.3%	15.8%	15.2%	15.0%	15.8%
Real estate contruction	3.6%	3.3%	3.1%	6.3%	5.0%
Residential real estate	20.4%	20.2%	20.5%	20.3%	19.8%
Home equity lines of credit	4.9%	4.7%	4.7%	4.6%	4.4%
Consumer	8.3%	8.2%	8.5%	8.8%	8.7%
Deposit account overdrafts	0.1%	0.1%	0.2%	0.2%	0.2%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Residential real estate loans
being serviced for others	$234,134	$230,183	$227,792	$220,605	$213,271

Commercial real estate loan balances have declined throughout 2010 as payoffs exceed new loan production due to lower demand stemming from current economic conditions.  Contributing to the second quarter decrease in commercial real estate loans was the payoff of a single $3.9 million out-of-market loan through a short-sale and the reclassification of $3.4 million of loans to held-for-sale.   During 2010, Peoples reduced its exposure to commercial real estate loans to enhance the overall balance sheet risk profile.

In the first half of 2010, residential real estate loan balances continue to be impacted by customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with the servicing rights retained.  During most of 2009, the secondary market offered historically low long-term fixed rates producing significantly higher refinancing activity causing an increase in Peoples’ serviced loan portfolio.

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

Loans secured by commercial real estate, including commercial construction loans, continue to comprise approximately half of Peoples’ loan portfolio.  The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at June 30, 2010:

	Outstanding	Loan	Total	% of
(Dollars in thousands)	Balance	Commitments	Exposure	Total
Commercial, mortgage loans:
Lodging and lodging related	$ 53,662	$ 246	$ 53,908	11.2%
Office buildings and complexes:
Owner occupied	6,210	350	6,560	1.4%
Non-owner occupied	44,473	485	44,958	9.4%
Total office buildings and complexes	50,683	835	51,518	10.7%
Apartment complexes	60,162	1,174	61,336	12.8%
Retail facilities:
Owner occupied	12,427	74	12,501	2.6%
Non-owner occupied	30,505	331	30,836	6.4%
Total retail facilities	42,932	405	43,337	9.0%
Residential property:
Owner occupied	5,657	622	6,279	1.3%
Non-owner occupied	31,453	201	31,654	6.6%
Total residential property	37,110	823	37,933	7.9%
Light industrial facilities:
Owner occupied	26,313	206	26,519	5.5%
Non-owner occupied	9,803	–	9,803	2.0%
Total light industrial facilities	36,116	206	36,322	7.6%
Assisted living facilities and nursing homes	34,162	–	34,162	7.1%
Land and land development	27,230	3,151	30,381	6.3%
Health care facilities	21,165	26	21,191	4.4%
Other	107,824	2,585	110,409	23.0%
Total commercial, mortgage	$ 471,046	$9,451	$ 480,497	100.0%
Real estate, construction loans:
Assisted living facilities and nursing homes	$ –	$ 8,919	$ 8,919	17.4%
Lodging and lodging related	16,993	121	17,114	33.4%
Land and land development	5,450	504	5,954	11.6%
Other	14,047	5,266	19,313	37.6%
Total real estate, construction	$ 36,490	$ 14,810	$ 51,300	100.0%

Peoples’ commercial lending activities continue to focus on lending opportunities inside its primary market areas, with loans outside Peoples’ primary market areas comprising approximately 10% of total outstanding loan balances, at both June 30, 2010 and December 31, 2009.  The majority of those out-of-market loans are still based in Ohio, West Virginia and Kentucky, with total outstanding balances of $71.1 million and $77.9 million at June 30, 2010 and December 31, 2009, respectively.  In all other states, the aggregate outstanding balance in each state was less than $4.0 million.

Allowance for Loan Losses
The following table presents changes in Peoples’ allowance for loan losses:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(Dollars in thousands)	2010	2010	2009	2010	2009
Balance, beginning of period	$26,553	$27,257	$24,076	$27,257	$22,931
Gross charge-offs:
Commercial real estate	4,676	6,423	5,329	11,098	7,882
Commercial and industrial	157	919	33	1,076	33
Residential real estate	145	201	744	346	978
Real estate construction	68	–	–	68	–
Home equity lines of credit	6	12	37	19	41
Consumer	242	349	514	591	720
Deposit account overdrafts	223	230	329	453	630
Total gross charge-offs	5,517	8,134	6,986	13,651	10,284
Recoveries:
Commercial real estate	275	505	997	779	1,029
Commercial and industrial	119	25	2	144	41
Residential real estate	68	18	97	86	149
Real estate construction	–	–	–	–	–
Home equity lines of credit	1	24	1	25	6
Consumer	153	235	162	389	274
Deposit account overdrafts	58	122	68	180	208
Total recoveries	674	929	1,327	1,603	1,707
Net charge-offs (recoveries):
Commercial real estate	4,401	5,918	4,332	10,319	6,853
Commercial and industrial	38	894	31	932	(8)
Residential real estate	77	183	647	260	829
Real estate construction	68	–	–	68	–
Home equity lines of credit	5	(12)	36	(6)	35
Consumer	89	114	352	202	446
Deposit account overdrafts	165	108	261	273	422
Total net charge-offs	4,843	7,205	5,659	12,048	8,577
Provision for loan losses	5,458	6,501	4,734	11,959	8,797
Balance, end of period	$27,168	$26,553	$23,151	$27,168	$23,151
Ratio of net charge-offs to average loans (annualized):
Commercial real estate	1.70%	2.26%	1.59%	1.98%	1.24%
Commercial and industrial	0.01%	0.34%	0.01%	0.18%	– %
Residential real estate	0.03%	0.07%	0.23%	0.05%	0.15%
Real estate construction	0.03%	– %	– %	0.01%	– %
Home equity lines of credit	– %	– %	– %	– %	0.01%
Consumer	0.03%	0.04%	0.13%	0.04%	0.08%
Deposit account overdrafts	0.06%	0.05%	0.09%	0.05%	0.08%
Total	1.86%	2.76%	2.05%	2.31%	1.56%

Second quarter 2010 gross charge-offs were lower than recent quarters and included a $3.8 million write-down on a single $14.2 million commercial real estate loan identified as being impaired and placed on nonaccrual status during the quarter.  Of this amount, approximately $1.4 million had been previously provided for through the allowance for loan losses.  Gross charge-offs for the six months ended June 30, 2010, were higher than the same period in 2009, due to ongoing workout efforts on existing impaired loans and continued declines in commercial real estate values.  Gross recoveries for the second quarter of 2009 included a $1.0 million recovery on a single impaired commercial relationship.

The amount of the allowance for loan losses at end of each period represents management’s estimate of expected losses from existing loans based upon the formal quarterly analysis of the loan portfolio.  While this process involves allocations being made to specific loans and pools of loans, the entire allowance is available for all losses incurred within the loan portfolio.  The following details management’s allocation of the allowance for loan losses:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2010	2010	2009	2009	2009
Commercial real estate	$20,198	$19,388	$22,125
Commercial and industrial	3,954	3,992	1,586
Total commercial	$24,152	$23,380	$23,711	$23,218	$20,087
Residential real estate	1,359	1,436	1,619	1,210	1,281
Home equity lines of credit	534	540	528	501	492
Consumer	872	960	1,074	995	973
Deposit account overdrafts	251	237	325	325	318
Total allowance for loan losses	$27,168	$26,553	$27,257	$26,249	$23,151
As a percentage of total loans	2.66%	2.53%	2.59%	2.46%	2.12%

The significant allocations to commercial loans reflects the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio.  The increased allowance for commercial real estate loans during the second quarter of 2010 primarily reflects changes to the qualitative factors used in determining the appropriate level of allowance for lodging and lodging related loans – Peoples’ largest industrial concentration – given the continued impact of general economic conditions both within Peoples’ market area and nationally on this industry.   The overall higher allocations to commercial loans in prior quarters primarily reflected higher loss factors for graded loans due to recent elevated charge-off levels, along with continued deterioration in credit quality of various commercial loans based on the financial condition of the borrowers.  Another significant contributing factor was the impact of distressed commercial real estate values and general economic conditions on specific reserves for impaired loans.

The allowance allocated to the residential real estate and consumer loan categories is based upon Peoples’ allowance methodology for homogeneous pools of loans.  The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and changes in loan balances in each category.

Peoples’ asset quality showed signs of continued stabilization in the second quarter of 2010, despite an increase in nonperforming assets attributable to a single commercial loan relationship.  The following table details Peoples’ nonperforming assets:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2010	2010	2009	2009	2009
Loans 90+ days past due and accruing:
Commercial real estate	$ 459	$ –	$ 164	$ –	$ –
Commercial and industrial	–	–	–	679	–
Residential real estate	22	–	238	311	242
Consumer	–	–	9	3	–
Total	481	–	411	993	242
Nonaccrual loans:
Commercial real estate	29,676	22,706	25,852	33,326	35,015
Commercial and industrial	2,877	3,019	2,884	3,107	1,816
Residential real estate	4,933	3,567	4,687	4,125	3,071
Home equity	564	536	546	574	493
Consumer	–	4	3	4	65
Total	38,050	29,832	33,972	41,136	40,460
Total nonperforming loans (NPLs)	38,531	29,832	34,383	42,129	40,702
Other real estate owned (OREO)
Commercial	4,752	5,857	6,087	1,062	118
Residential	140	176	226	176	45
Total	4,892	6,033	6,313	1,238	163
Total nonperforming assets (NPAs)	$ 43,423	$ 35,865	$ 40,696	$ 43,367	$ 40,865
NPLs as a percent of total loans	3.77%	2.84%	3.27%	3.94%	3.72%
NPAs as a percent of total assets	2.21%	1.79%	2.03%	2.16%	2.00%
NPAs as a precent of gross loans and OREO	4.23%	3.39%	3.85%	4.06%	3.73%
Allowance for loan losses as a
percent of NPLs	70.5%	89.0%	79.3%	62.3%	56.9%

Nonperforming loans increased during the second quarter of 2010 due to the previously mentioned commercial loan relationship placed on nonaccrual status.  This relationship is collateralized by real estate located within Peoples’ northeastern Kentucky market area and was written down to $10.4 million at June 30, 2010, which represented the estimated net realizable fair value of the underlying collateral.  As such, no specific allocations of the allowance for loan losses were made to this loan relationship at June 30, 2010, causing the lower allowance for loan losses to nonperforming loans ratio.  The increase in nonperforming assets was partially offset by the payoff of a $3.9 million impaired commercial real estate loan in the second quarter and $1.3 million write-downs on OREO.

Peoples’ nonaccrual commercial real estate loans primarily consist of non-owner occupied commercial properties and real estate development projects.  In general, management believes repayment of these loans is dependent on sale of the underlying collateral.  As such, the carrying values of these loans are ultimately supported by management’s estimate of the net proceeds Peoples would receive upon the sale of the collateral.  These estimates are based in part on market values provided by independent, licensed or certified appraisers periodically, but no less frequently than annually.   Given the sustained weakness in commercial real estate values, management continues to monitor changes in real estate values from quarter-to-quarter and updates its estimates as needed based on observable changes in market prices and/or updated appraisals for similar properties.

At June 30, 2010, Peoples’ nonaccrual commercial real estate loans included $2.1 million of loans to a single commercial borrower that were classified as held-for-sale and written down to their estimated fair value.  Management believes it is possible these loans could be sold during the third quarter, which would remove the loans from Peoples’ nonperforming loans.

Certain nonaccrual loans are not considered impaired and not evaluated individually by Peoples.  These loans consist primarily of smaller balance homogenous consumer and residential real estate loans that are collectively evaluated for impairment.  The following tables summarize loans classified as impaired:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2010	2010	2009	2009	2009
Loans with an allocated allowance for loan losses	$14,451	$14,590	$18,188	$15,688	$6,714
Loans with no allocated allowance for loan losses	21,880	13,557	15,052	23,988	32,579
Total impaired loans	$36,331	$28,147	$33,240	$39,676	$39,293
Allowance for loan losses allocated to impaired loans	$3,815	$3,532	$5,738	$5,761	$2,600

Nonaccrual loans not considered impaired	$2,135	$1,924	$1,738	$2,561	$1,458

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Average investment in impaired loans	$31,179	$38,988	$31,866	$39,209
Interest income recognized on impaired loans	$2	$2	$4	$19

Peoples has not allocated a portion of the allowance for loan losses to certain impaired loans because those loans either have been written down previously to the amount expected to be collected or possess characteristics indicative of Peoples’ ability to collect the remaining outstanding principal from the sale of collateral and/or enforcement of guarantees by the principals.

Overall, management believes the allowance for loan losses was adequate at June 30, 2010, based on all significant information currently available.  Still, there can be no assurance that the allowance for loan losses will be adequate to cover future losses or that the amount of nonperforming loans will remain at current levels, especially considering the current economic uncertainty that exists and the concentration of commercial loans in Peoples’ loan portfolio.

Deposits
The following table details Peoples’ deposit balances:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2010	2010	2009	2009	2009
Interest-bearing deposits:
Retail certificates of deposit	$512,327	$546,760	$537,549	$561,619	$596,713
Money market deposit accounts	290,477	296,196	263,257	245,621	228,963
Governmental/public funds	136,119	143,068	147,745	137,655	129,491
Savings accounts	120,086	117,526	112,074	113,104	116,108
Interest-bearing demand accounts	94,542	88,425	91,878	87,153	90,881
Total retail interest-bearing deposits	1,153,551	1,191,975	1,152,503	1,145,152	1,162,156
Brokered certificates of deposits	41,666	41,738	45,383	61,412	45,862
Total interest-bearing deposits	1,195,217	1,233,713	1,197,886	1,206,564	1,208,018
Non-interest-bearing deposits	203,559	201,337	198,000	187,011	199,572
Total deposits	$1,398,776	$1,435,050	$1,395,886	$1,393,575	$1,407,590

During the second quarter of 2010, a single commercial customer reduced its specially-priced certificates of deposit (“CDs”) and money market accounts by $10 million each. Management decided to price these accounts, along with out-of-market CDs and non-core deposits, more selectively in the second quarter given recent growth in lower-costing deposits and lack of attractive investment opportunities.  These actions accounted for most of the decrease in retail CDs and governmental/public fund deposits since year-end 2009.  Governmental/public fund deposits were also impacted by normal seasonal fluctuations based on tax collections during the first quarter and subsequent expenditures.  Savings and non-interest-bearing deposits continued to grow in the second quarter of 2010, due to customer preference for insured deposits over short-term investment alternatives.

At June 30, 2010, Peoples’ retail CD balances included deposits obtained from customers outside its primary market areas, primarily school districts, government entities and credit unions located in the Midwest.  These deposits totaled $63.4 million, down 26% from $85.6 million a year ago.  Management anticipates further reductions in these balances during the remainder of 2010, as these deposits are not expected to be renewed based on Peoples’ current deposit pricing strategies.  Still, management continues to consider these deposits to be an alternative funding source to brokered deposits and other wholesale funding for satisfying potential future liquidity needs.

Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2010	2010	2009	2009	2009
Short-term borrowings:
Retail repurchase agreements	$ 49,765	$ 49,714	$ 51,921	$ 48,344	$ 48,464
FHLB advances	–	–	25,000	–	–
Total short-term borrowings	49,765	49,714	76,921	48,344	48,464

Long-term borrowings:
FHLB advances	104,981	105,206	101,113	132,085	142,533
National market repurchase agreements	135,000	135,000	145,000	145,000	160,000
Total long-term borrowings	239,981	240,206	246,113	277,085	302,533
Subordinated notes held
by subsidiary trust	22,548	22,539	22,530	22,522	22,513
Total borrowed funds	$ 312,294	$ 312,459	$ 345,564	$ 347,951	$ 373,510

Over the last several quarters, Peoples has repaid maturing long-term borrowings using short-term assets, primarily using funds generated from retail deposit growth.  The level and composition of borrowed funds may change in future quarters, as management will continue to use a combination of short-term and long-term borrowings to manage the interest rate risk of the balance sheet.

Capital/Stockholders’ Equity
At June 30, 2010, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered well capitalized institutions under banking regulations.  The following table details Peoples’ actual risk-based capital levels and corresponding ratios:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2010	2010	2009	2009	2009
Capital Amounts:
Tier 1	$195,439	$193,211	$192,822	$193,013	$198,041
Tier 1 common	$134,298	$132,103	$131,747	$131,973	$137,035
Total (Tier 1 and Tier 2)	$211,509	$209,647	$209,144	$209,986	$215,826
Net risk-weighted assets	$1,212,816	$1,245,770	$1,244,707	$1,281,318	$1,330,979
Capital Ratios:
Tier 1	16.11%	15.51%	15.49%	15.06%	14.88%
Tier 1 common	11.07%	10.60%	10.58%	10.30%	10.30%
Total (Tier 1 and Tier 2)	17.44%	16.83%	16.80%	16.39%	16.22%
Leverage ratio	10.14%	9.97%	10.06%	9.82%	9.95%

In addition to traditional capital measurements, management uses tangible capital to evaluate the adequacy of Peoples’ stockholders’ equity.  This non-GAAP financial measure and related ratios facilitate comparisons with peers since they remove the impact of intangible assets acquired through acquisitions on the Consolidated Balance Sheets.  The following table reconciles the calculation of tangible capital to amounts reported in Peoples’ consolidated financial statements:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2010	2010	2009	2009	2009

Tangible Equity:
Total stockholders' equity, as reported	$240,280	$240,842	$243,968	$244,363	$238,449
Less: goodwill and other intangible assets	65,138	65,357	65,599	65,805	66,093
Tangible equity	$175,142	$175,485	$178,369	$178,558	$172,356

Tangible Common Equity:
Tangible equity	$175,142	$175,485	$178,369	$178,558	$172,356
Less: preferred stockholders' equity	38,593	38,568	38,543	38,518	38,494
Tangible common equity	$136,549	$136,917	$139,826	$140,040	$133,862

Tangible Assets:
Total assets, as reported	$1,967,046	$2,003,271	$2,001,827	$2,004,754	$2,039,251
Less: goodwill and other intangible assets	65,138	65,357	65,599	65,805	66,093
Tangible assets	$1,901,908	$1,937,914	$1,936,228	$1,938,949	$1,973,158

Tangible Book Value per Share:
Tangible common equity	$136,549	$136,917	$139,826	$140,040	$133,862
Common shares outstanding	10,423,317	10,408,096	10,374,637	10,371,357	10,358,852

Tangible book value per share	$13.10	$13.15	$13.48	$13.50	$12.92

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$175,142	$175,485	$178,369	$178,558	$172,356
Total tangible assets	$1,901,908	$1,937,914	$1,936,228	$1,938,949	$1,973,158

Tangible equity to tangible assets	9.21%	9.06%	9.21%	9.21%	8.74%

Tangible Common Equity to Tangible Assets Ratio:
Tangible common equity	$136,549	$136,917	$139,826	$140,040	$133,862
Tangible assets	$1,901,908	$1,937,914	$1,936,228	$1,938,949	$1,973,158

Tangible common equity to tangible assets	7.18%	7.07%	7.22%	7.22%	6.78%

The fluctuations in tangible equity and tangible common equity over the last several quarters primarily reflected the impact of changes in fair value of Peoples’ available-for-sale investment portfolio on accumulated other comprehensive income, a component of total stockholders’ equity.  The reduction in tangible assets during the second quarter of 2010 occurred primarily as a result of decreased loan balances, while the reduction during the second half of 2009 resulted from Peoples’ use of short-term assets to repay maturing long-term borrowings.

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

Peoples has assigned overall management of IRR to its Asset-Liability Committee (the “ALCO”), which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level and amount of IRR.  There have been no material changes to the policies or methods used by the ALCO to assess IRR from those disclosed in Peoples’ 2009 Form 10-K.  In 2010, the ALCO improved its simulation modeling process by incorporating more detailed information regarding the interest rate risk characteristics of Peoples’ earning assets and interest-bearing liabilities.  This refinement enhances the accuracy of modeling results and overall impact of interest rate changes to both earnings and fair value of equity.

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

			Estimated
	Estimated		(Decrease) Increase
Increase in	Increase in		in Economic
Interest Rate	Net Interest Income		Value of Equity
(in Basis Points)	June 30, 2010		June 30, 2010
300	$8,786	15.6%	$(10,969)	(5.2)%
200	6,969	12.4%	(5,099)	(2.4)%
100	3,645	6.5%	1,316	0.6%

At June 30, 2010, Peoples’ balance sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table.   Given the inherent uncertainty surrounding the timing and magnitude of future interest rate changes, management’s near-term balance sheet strategies will continue to emphasize maintaining good asset liquidity and lowering overall funding costs through a combination of less aggressive pricing of non-core funding and growing low cost retail deposits.

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

At June 30, 2010, Peoples had available borrowing capacity through its wholesale funding sources and unpledged investment securities totaling approximately $294 million that can be used to satisfy liquidity needs, compared to $185 million at year-end 2009.  This liquidity position excludes the $21 million excess cash reserves at the Federal Reserve Bank of Cleveland and the impact of Peoples’ ability to obtain additional funding by either offering higher rates on retail deposits or issuing additional brokered deposits.  Management believes the current balance of cash and cash equivalents and anticipated cash flows from the investment portfolio, along with the availability of other funding sources, will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.

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

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2010	2010	2009	2009	2009
Home equity lines of credit	$39,650	$40,213	$40,169	$41,098	$42,046
Unadvanced construction loans	14,878	12,921	12,921	17,529	25,412
Other loan commitments	108,281	109,822	113,072	100,457	98,532
Loan commitments	162,809	162,956	166,162	159,084	165,990

Standby letters of credit	$43,505	$43,628	$44,048	$44,661	$46,762

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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of June 30, 2010.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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

Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended June 30, 2010:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2010	1,500	(2)	$18.65	(2)	–	–
May 1 – 31, 2010	–	(2)	$–	(2)	–	–
June 1 – 30, 2010	1,171	(2)	$14.76	(2)	–	–
Total	2,671		$16.95		–	–

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The exhibits required to be filed with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 41.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date: July 22, 2010	By: /s/	MARK F. BRADLEY
Mark F. Bradley
President and Chief Executive Officer

Date: July 22, 2010	By: /s/	EDWARD G. SLOANE
Edward G. Sloane
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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