Form 10-Q/A
period 2010-06-30
PEOPLES BANCORP INC
filed 2010-07-23
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2010
                                                                                        OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

PEOPLES BANCORP INC.
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

EXPLANATORY NOTE

Peoples Bancorp Inc. (“Peoples”) is amending its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as originally filed with the Securities and Exchange Commission (“SEC”) on July 22, 2010 (the “Original Filing”).  The purpose of this amendment is to update the exhibits filed pursuant to Item 6 of Part II of the Original Filing to include two required exhibits, (revised Exhibit 3.2(e) and new Exhibit 3.2(f)), relating to an amendment to Peoples’ Code of Regulations adopted by Peoples’ common shareholders during the quarterly period ended June 30, 2010, which were not included with the Original Filing.

In this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010 (the “Amendment”), Peoples has set forth the text of Item 6 of Part II in its entirety, which includes reference to an updated Exhibit Index containing, in addition to revised Exhibit 3.2(e) and new Exhibit 3.2(f), updated certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”) in accordance with SEC rules – Exhibits 31.1 and 31.2 modified as permitted by Compliance and Disclosure Interpretations Question 161.01.  Other than the inclusion of the two exhibits related to the amendment to Peoples Code of Regulations and updated certifications pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of SOX, no other changes or amendments to the Original Filing are being made.

This Amendment does not reflect events occurring after the filing date of the Original Filing.  Additionally Peoples has not modified or updated disclosures as presented in the Original Filing, except to reflect the amendment described above, affected by events subsequent to the date of the Original Filing.  The filing of this Amendment shall not be deemed an admission that the Original Filing, when filed, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement made in the Original Filing, in light of the circumstances under which such statement was made, not misleading.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

The exhibits required to be filed with this Form 10-Q/A are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” on the following page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date: July 23, 2010	By: /s/	MARK F BRADLEY
Mark F. Bradley
President and Chief Executive Officer

Date: July 23, 2010	By: /s/	EDWARD G. SLOANE
Edward G. Sloane
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q/A FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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
Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q/A FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

Exhibit Number	Description	Exhibit Location

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.’s Code of Regulations by shareholders on April 22, 2010.	Filed herewith

3.2(f)	Code of Regulations of Peoples Bancorp Inc. (reflecting amendments through April 22, 2010) [For SEC reporting compliance purposes only]	Filed herewith

4.1	Warrant to purchase 313,505 Shares of Common Stock (common shares) of Peoples Bancorp Inc., issued to the United States Department of the Treasury on January 30, 2009	Incorporated herein by reference to Exhibit 4.1 to Peoples’ February 2, 2009 Form 8-K

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
Incorporated herein by reference to Exhibit 10.1 to Peoples’ February 2, 2009 Form 8-K

12	Statements regarding Computation of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends Appearing in Quarterly Report on Form 10-Q	Incorporated herein by reference to Exhibit 12 of Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (File No.0-16772)

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Incorporated herein by reference to Exhibit 32 of Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (File No.0-16772)