Form 10-Q
period 2010-09-30
PEOPLES BANCORP INC
filed 2010-10-28
CIK 318300

 For printer friendly version
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes☐No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,543,580 common shares, without par value, at October 27, 2010.

As used in this Quarterly Report on Form 10-Q (“Form 10-Q”), “Peoples” refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, Peoples Bancorp Inc.
PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Assets
Cash and cash equivalents:
Cash and due from banks	$30,354	$29,969
Interest-bearing deposits in other banks	44,306	11,804
Total cash and cash equivalents	74,660	41,773

Available-for-sale investment securities, at fair value (amortized cost of
$608,427 at September 30, 2010 and $706,444 at December 31, 2009)	610,783	726,547
Held-to-maturity investment securities, at amortized cost (fair value of
$3,053 at September 30, 2010 and $963 at December 31, 2009)	2,964	963
Other investment securities, at cost	24,356	24,356
Total investment securities	638,103	751,866

Loans, net of deferred fees and costs	1,010,879	1,052,058
Allowance for loan losses	(27,210)	(27,257)
Net loans	983,669	1,024,801

Loans held for sale	4,082	1,874
Bank premises and equipment, net	24,244	24,844
Bank owned life insurance	53,419	52,924
Goodwill	62,520	62,520
Other intangible assets	2,414	3,079
Other assets	40,578	38,146
Total assets	$1,883,689	$2,001,827

Liabilities
Deposits:
Non-interest-bearing	$209,693	$198,000
Interest-bearing	1,182,744	1,197,886
Total deposits	1,392,437	1,395,886

Short-term borrowings	49,060	76,921
Long-term borrowings	164,720	246,113
Junior subordinated notes held by subsidiary trust	22,557	22,530
Accrued expenses and other liabilities	21,156	16,409
Total liabilities	1,649,930	1,757,859

Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, 39,000 shares
issued at September 30, 2010, and December 31, 2009	38,619	38,543
Common stock, no par value, 24,000,000 shares authorized,
11,062,756 shares issued at September 30, 2010 and 11,031,892 shares
issued at December 31, 2009, including shares in treasury	166,152	166,227
Retained earnings	46,545	46,229
Accumulated comprehensive (loss) income, net of deferred income taxes	(1,974)	9,487
Treasury stock, at cost, 624,246 shares at September 30, 2010 and
657,255 shares at December 31, 2009	(15,583)	(16,518)
Total stockholders’ equity	233,759	243,968
Total liabilities and stockholders’ equity	$1,883,689	$2,001,827

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Interest Income:
Interest and fees on loans	$ 14,262	$ 16,053	$ 43,656	$ 49,021
Interest and dividends on taxable investment securities	7,688	8,716	23,392	26,321
Interest on tax-exempt investment securities	590	682	1,850	2,147
Other interest income	32	21	57	62
Total interest income	22,572	25,472	68,955	77,551
Interest Expense:
Interest on deposits	4,693	6,490	14,790	20,052
Interest on short-term borrowings	62	111	209	388
Interest on long-term borrowings	2,058	2,907	6,630	9,200
Interest on junior subordinated notes held by subsidiary trust	495	495	1,485	1,485
Total interest expense	7,308	10,003	23,114	31,125
Net interest income	15,264	15,469	45,841	46,426
Provision for loan losses	8,005	10,168	19,964	18,965
Net interest income after provision for loan losses	7,259	5,301	25,877	27,461
Gross impairment losses on investment securities	–	(6,395)	(1,620)	(6,395)
Less: Non-credit losses included in other comprehensive income	–	(465)	166	(465)
Net impairment losses on investment securities	–	(5,930)	(1,786)	(5,930)

Other Income:
Deposit account service charges	2,415	2,703	7,170	7,718
Insurance income	2,216	2,228	6,888	7,378
Trust and investment income	1,226	1,189	3,991	3,484
Electronic banking income	1,180	986	3,443	2,929
Mortgage banking income	354	276	856	1,384
Bank owned life insurance	137	254	495	807
Net gain on investment securities	3,818	276	6,852	864
Net loss on assets	(443)	(41)	(1,681)	(103)
Loss on debt extinguishment	(3,630)	–	(3,630)	–
Loss on loans held for sale	(565)	–	(658)	–
Other non-interest income	183	150	691	568
Total other income	6,891	8,021	24,417	25,029
Other Expenses:
Salaries and employee benefit costs	7,232	7,015	22,105	22,038
Net occupancy and equipment	1,383	1,398	4,341	4,366
Professional fees	847	742	2,140	2,183
Electronic banking expense	668	618	1,830	1,781
FDIC insurance	617	687	1,846	2,782
Data processing and software	461	603	1,558	1,704
Franchise tax	373	466	1,120	1,293
Foreclosed real estate and other loan expenses	282	249	1,400	736
Amortization of other intangible assets	224	307	704	956
Other non-interest expense	1,871	2,002	5,798	6,271
Total other expenses	13,958	14,087	42,842	44,110
Income (loss) before income taxes	192	(6,695)	5,666	2,450
Income tax (benefit) expense	(221)	(2,630)	653	(526)
Net income (loss)	$ 413	$ (4,065)	$ 5,013	$ 2,976
Preferred dividends	514	512	1,539	1,364
Net (loss) income available to common shareholders	$ (101)	$ (4,577)	$ 3,474	$ 1,612

Earnings per common share - basic	$ (0.01)	$ (0.44)	$ 0.33	$ 0.16
Earnings per common share - diluted	$ (0.01)	$ (0.44)	$ 0.33	$ 0.16

Weighted-average number of common shares outstanding - basic	10,437,770	10,372,946	10,417,316	10,359,569
Weighted-average number of common shares outstanding - diluted	10,437,770	10,372,946	10,425,463	10,372,630

Cash dividends declared on common shares	$ 1,053	$ 1,047	$ 3,158	$ 5,852
Cash dividends declared per common share	$ 0.10	$ 0.10	$ 0.30	$ 0.56

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated Comprehensive
	Preferred Stock	Common Stock	Retained Earnings		Treasury
(Dollars in thousands, except per share data)				Income (Loss)	Stock	Total
Balance, December 31, 2009	$38,543	$166,227	$46,229	$9,487	$(16,518)	$243,968
Net income			5,013			5,013
Other comprehensive loss, net of tax				(11,461)		(11,461)
Exercise of common stock options		(428)			855	427
Preferred stock dividends			(1,463)			(1,463)
Amortization of discount on preferred stock	76		(76)			–
Cash dividends declared of $0.30 per common share			(3,158)			(3,158)
Tax benefit from exercise of stock options		(46)				(46)
Reissuance of treasury stock for deferred
compensation plan					216	216
Purchase of treasury stock					(136)	(136)
Common shares issued under dividend
reinvestment plan		325				325
Stock-based compensation expense		74				74
Balance, September 30, 2010	$38,619	$166,152	$46,545	$(1,974)	$(15,583)	$233,759

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2010	2009
Net cash provided by operating activities	$33,280	$21,625
Investing activities
Available-for-sale securities:
Purchases	(207,754)	(187,374)
Proceeds from sales	150,617	41,521
Proceeds from maturities, calls and prepayments	152,995	135,727
Purchase of held-to-maturity securities	(2,000)	–
Net decrease in loans	18,819	19,513
Net expenditures for premises and equipment	(1,447)	(1,853)
Proceeds from sales of other real estate owned	444	512
Investment in limited partnership and tax credit funds	(249)	(248)
Net cash provided by investing activities	111,425	7,798
Financing activities
Net increase in non-interest-bearing deposits	11,693	6,971
Net (decrease) increase in interest-bearing deposits	(15,214)	20,159
Net decrease in short-term borrowings	(27,861)	(50,508)
Proceeds from long-term borrowings	5,000	5,000
Payments on long-term borrowings	(81,392)	(36,211)
Issuance of preferred shares and common stock warrant	–	39,000
Preferred stock dividends	(1,463)	(1,056)
Cash dividends paid on common shares	(2,844)	(6,482)
Purchase of treasury stock	(136)	(190)
Proceeds from issuance of common shares	445	4
Excess tax expense for stock-based compensation	(46)	(10)
Net cash used in financing activities	(111,818)	(23,323)
Net increase in cash and cash equivalents	32,887	6,100
Cash and cash equivalents at beginning of period	41,773	35,598
Cash and cash equivalents at end of period	$74,660	$41,698

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

The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2009 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after September 30, 2010, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2009, contained herein has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2009 Form 10-K.

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

Assets measured at fair value on a recurring basis comprised the following at September 30, 2010:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

September 30, 2010
Obligations of:
U.S. Treasury and government agencies	$60	$–	$60	$–
U.S. government sponsored agencies	13,005	–	13,005	–
States and political subdivisions	51,288	–	51,288	–
Residential mortgage-backed securities	485,663	–	485,663	–
Commercial mortgage-backed securities	44,854	16,268	28,586	–
U.S. government-backed student loan pools	–	–	–	–
Bank-issued trust preferred securities	12,904	–	12,904	–
Collateralized debt obligations	–	–	–	–
Equity securities	3,009	2,836	173	–
Total available-for-sale securities	$610,783	$19,104	$591,679	$–

December 31, 2009
Obligations of:
U.S. Treasury and government agencies	$81	$–	81	$–
U.S. government sponsored agencies	4,473	–	4,473	–
States and political subdivisions	62,954	–	62,954	–
Residential mortgage-backed securities	558,826	–	558,826	–
Commercial mortgage-backed securities	24,188	–	24,188	–
U.S. government-backed student loan pools	59,440	–	59,440	–
Bank-issued trust preferred securities	13,826	–	12,826	1,000
Collateralized debt obligations	165	–	–	165
Equity securities	2,594	2,420	174	–
Total available-for-sale securities	$726,547	$2,420	$722,962	$1,165

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

(Dollars in thousands)	Bank-Issued Trust Preferred Securities	Collateralized Debt Obligations
Balance, December 31, 2009	$1,000	$165
Other-than-temporary impairment loss
included in earnings	–	(986)
Calls	(1,000)	–
Unrealized loss included in comprehensive income	–	821
Balance, September 30, 2010	$ –	$ –

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis included the following:

Impaired Loans: Impaired loans are measured and reported at fair value when management believes collection of contractual interest and principal payments is doubtful.  Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 Inputs).  At September 30, 2010, impaired loans with an aggregate outstanding principal balance of $20.2 million were measured and reported at a fair value of $16.8 million.  During the three and nine months ended September 30, 2010, Peoples recognized losses on impaired loans of $6.6 million and $6.0 million, respectively, through the allowance for loan losses.

Loans Held-For-Sale:  Loans held-for-sale are measured and reported at fair value when the aggregate outstanding principal balance of the loan pool exceeds the estimated fair value of the loan pool.  Management’s determination of the fair value uses a market approach representing the amounts a third party financial investor would be willing to pay for the loans (Level 1 Inputs).  At September 30, 2010, Peoples had $2.1 million of commercial real estate loans classified as held-for-sale (of which all loans were on nonaccrual status) which were measured and reported at a fair value of $1.5 million.  As a result, Peoples recognized losses of $565,000 and $658,000 for the three and nine months ended September 30, 2010, respectively.

Other Real Estate Owned:  Other real estate owned (“OREO”) is measured and reported at fair value when the current book value exceeds the estimated fair value of the property.  Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the property based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 Inputs).  At September 30, 2010, Peoples had $6.0 million of OREO which was measured and reported at a fair value of $4.3 million.  As a result, Peoples recorded losses of $447,000 and $1.7 million for the three and nine months ended September 30, 2010, respectively.

The following table presents the fair values of financial assets and liabilities carried on Peoples’ consolidated balance sheet, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$74,660	$74,660	$41,773	$41,773
Investment securities	638,103	638,192	751,866	751,866
Loans	987,751	868,828	1,026,675	892,182

Financial liabilities:
Deposits	$1,392,437	$1,410,812	$1,395,886	$1,406,371
Short-term borrowings	49,060	49,060	76,921	76,921
Long-term borrowings	164,720	176,435	246,113	253,943
Junior subordinated notes held by subsidiary trust	22,557	23,885	22,530	25,968

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

Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities:

				Non-Credit
				Losses included
		Gross	Gross	in Other
	Amortized	Unrealized	Unrealized	Comprehensive	Fair
(Dollars in thousands)	Cost	Gains	Losses	Income	Value
September 30, 2010
Obligations of:
U.S. Treasury and government agencies	$59	$1	$–	$–	$60
U.S. government sponsored agencies	12,896	109	–	–	13,005
States and political subdivisions	48,531	2,760	(3)	–	51,288
Residential mortgage-backed securities	487,998	13,871	(16,206)	–	485,663
Commercial mortgage-backed securities	43,855	999	–	–	44,854
U.S. government-backed student loan pools	–	–	–	–	–
Bank-issued trust preferred securities	13,875	168	(1,139)	–	12,904
Equity securities	1,213	1,847	(51)	–	3,009
Total available-for-sale securities	$608,427	$19,755	$(17,399)	$–	$610,783

December 31, 2009
Obligations of:
U.S. Treasury and government agencies	$81	$1	$–	$–	$82
U.S. government sponsored agencies	4,384	89	–	–	4,473
States and political subdivisions	60,943	2,064	(54)	–	62,953
Residential mortgage-backed securities	546,131	17,576	(4,882)	–	558,825
Commercial mortgage-backed securities	23,656	675	(143)	–	24,188
U.S. government-backed student loan pools	52,972	6,547	(77)	–	59,442
Bank-issued trust preferred securities	16,073	47	(2,294)	–	13,826
Collateralized debt obligations	986	–	(655)	(166)	165
Equity securities	1,218	1,426	(51)	–	2,593
Total available-for-sale securities	$706,444	$28,425	$(8,156)	$(166)	$726,547

Peoples’ investment in CDO securities at December 31, 2009, consisted of two separate equity tranche securities comprised of trust preferred and subordinated debt securities issued by banks, bank holding companies, insurance companies and real estate investment trusts.  These securities were deemed a total loss in the first quarter of 2010.  Peoples’ investment in equity securities was comprised entirely of common stocks issued by various unrelated banking holding companies at both September 30, 2010 and December 31, 2009.

At September 30, 2010, there were no securities of a single issuer, other than U.S. Treasury and government agencies and U.S. government sponsored agencies that exceeded 10% of stockholders' equity.  Peoples had pledged investment securities with a carrying value of $424.0 million and $492.8 million at September 30, 2010 and December 31, 2009, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged investment securities with carrying values of $30.7 million and $121.3 million at September 30, 2010 and December 31, 2009, respectively, to secure additional borrowing capacity at the Federal Home Loan Bank of Cincinnati (“FHLB”) and the Federal Reserve Bank of Cleveland (“FRB”).

The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the three and nine months ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross gains realized	$5,272	$276	$8,306	$878
Gross losses realized	1,454	–	1,454	14
Net gain realized	$3,818	$276	$6,852	$864

The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2010
Obligations of states and
political subdivisions	$226	$3	1	$–	$–	–	$226	$3
Mortgage-backed securities:
Residential	143,082	15,779	18	9,416	427	7	152,498	16,206
Commercial	–	–	–	–	–	–	–	–
Bank-issued trust
preferred securities	992	7	1	6,878	1,132	6	7,870	1,139
Equity securities	–	–	–	125	51	1	125	51
Total	$144,300	$15,789	$20	$16,419	$1,610	$14	$160,719	$17,399

December 31, 2009
Obligations of states and
political subdivisions	$3,284	$54	6	$–	$–	–	$3,284	$54
Mortgage-backed securities:
Residential	37,720	2,400	7	60,120	2,482	19	97,840	4,882
Commercial	1,966	143	1	–	–	–	1,966	143
U.S. government-backed
student loan pools	–	–	–	2,923	77	1	2,923	77
Bank-issued trust
preferred securities	–	–	–	11,574	2,294	10	11,574	2,294
Collateralized debt obligations	–	–	–	165	655	2	165	655
Equity securities	–	–	–	125	51	1	125	51
Total	$42,970	$2,597	14	$74,907	$5,559	33	$117,877	$8,156

Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.  At September 30, 2010, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery.  Further, the unrealized losses at both September 30, 2010 and December 31, 2009, were attributable to changes in market interest rates and spreads since the securities were purchased.

At September 30, 2010, the residential mortgage-backed securities that have been at an unrealized loss position for less than twelve months consisted almost entirely of securities purchased since September 2009.  The interest rate profiles of these securities are such that changes in fair value of the securities are directionally consistent with changes in market interest rates.  The securities that have been at an unrealized loss position for twelve months or more were purchased prior to year-end 2008.  None of these securities were downgraded by either Moody’s or S&P during the third quarter, and, with the exception of a single holding, all of these investments experienced improvement in value during the third quarter.  In addition, the fair value for nearly all of these securities was within 90% of its September 30 book value, with six positions within 2% of its book value.  The positions with a fair value less than 90% of their book value were limited to three bank-issued trust preferred securities, which had an aggregate book value of $3.0 million and fair value of $2.1 million at September 30, 2010.  Management has analyzed the underlying credit quality of these issuers, all of whom were part of the Supervisory Capital Assessment Program conducted by federal banking regulators in the first half of 2009, and concluded the unrealized losses were entirely attributable to the floating rate nature of these investments and current market interest rates.

The table below presents the amortized costs, fair value and weighted-average yield of securities by contractual maturity at September 30, 2010.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$–	$19	$40	$–	$59
U.S. government sponsored agencies	–	1,105	11,791	–	12,896
States and political subdivisions	1,290	11,880	12,467	22,894	48,531
Residential mortgage-backed securities	–	3,464	81,975	402,559	487,998
Commercial mortgage-backed securities	–	–	20,611	23,244	43,855
Bank-issued trust preferred securities	–	–	–	13,875	13,875
Equity securities	–	–	–	1,213	1,213
Total available-for-sale securities	$1,290	$16,468	$126,884	$463,785	$608,427
Fair value
Obligations of:
U.S. Treasury and government agencies	$–	$20	$40	$–	$60
U.S. government sponsored agencies	–	1,193	11,812	–	13,005
States and political subdivisions	1,298	12,347	13,426	24,217	51,288
Residential mortgage-backed securities	–	3,635	84,847	397,181	485,663
Commercial mortgage-backed securities	–	–	21,105	23,749	44,854
Bank-issued trust preferred securities	–	–	–	12,904	12,904
Equity securities	–	–	–	3,009	3,009
Total available-for-sale securities	$1,298	$17,195	$131,230	$461,060	$610,783
Total average yield	7.45%	5.81%	4.80%	4.46%	4.58%

Held-to-Maturity
At September 30, 2010, Peoples’ held-to-maturity investments consisted of two qualified school construction bonds that are classified as held-to-maturity because of Peoples’ intent and ability to hold the securities to maturity given uncertainty regarding ownership rights of associated tax credits.  These securities are carried at an aggregate amortized cost of $3.0 million and have gross unrealized gains totaling $89,000; weighted average cash coupon and tax credit rates of 1.83% and 6.09%, respectively, and remaining contractual maturity over 10 years.

Other Securities
Peoples’ other investment securities on the Consolidated Balance Sheets consist solely of restricted equity securities of the FHLB and the FRB.  These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and Peoples does not exercise significant influence over the entities.

Note 4.  Long-Term Borrowings

    Long-term borrowings consisted of the following:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted-Average Rate
Callable national market repurchase agreements	$65,000	3.43%	$145,000	4.01%
FHLB convertible rate advances	7,500	4.81%	7,500	4.81%
FHLB putable non-amortizing, fixed rate advances	60,000	3.28%	60,000	3.28%
FHLB amortizing, fixed rate advances	22,220	3.60%	18,613	3.56%
FHLB non-amortizing, fixed rate advances	10,000	3.53%	15,000	3.90%
Total long-term borrowings	$164,720	3.47%	$246,113	3.82%

Peoples’ national market repurchase agreements consist of agreements with unrelated financial service companies and have original maturities ranging from 3 to 10 years.  In general, these agreements may not be terminated by Peoples prior to the maturity without incurring additional costs.  The callable agreements contain call option features, in which the buyer has the right, at its discretion, to terminate the repurchase agreement after an initial period ranging from 3 months to 5 years.  After the initial call period, the buyer has the right to terminate the agreement on a quarterly basis thereafter until maturity.  If the buyer exercises its option, Peoples would be required to repay the agreement in whole at the quarterly date.  During the third quarter of 2010, Peoples prepaid $60.0 million of repurchase agreements resulting in early termination fees of $3.6 million.  These repurchase agreements had a weighted-average cost of 4.53% and were scheduled to mature over the next two fiscal years.

The FHLB advances consist of various borrowings with original maturities ranging from 3 to 20 years that generally may not be repaid prior to maturity without Peoples incurring a penalty.  The rate on the convertible rate advances are fixed from initial periods ranging from one to four years, depending on the specific advance.  After the initial fixed rate period, the FHLB has the option to convert each advance to a LIBOR based, variable rate advance.  If the FHLB exercises its option, Peoples may repay the advance in whole or in part on the conversion date or any subsequent repricing date without a prepayment fee.  At all other times, early repayment of any convertible rate advance would result in Peoples incurring a prepayment penalty.  For the putable advances, the FHLB has the option, at its sole discretion following an initial period of three months, to terminate the debt and require Peoples to repay the advance prior to the final stated maturity.  After the initial period, the FHLB has the option to terminate the debt on a quarterly basis.  If the advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then-offered by the FHLB, subject to normal FHLB underwriting criteria. As discussed in Note 8 of the Notes to the Consolidated Financial Statements included in Peoples’ 2009 Form 10-K, long-term FHLB advances are collateralized by assets owned by Peoples.

The aggregate minimum annual retirements of long-term borrowings in future periods are as follows:

(Dollars in thousands)	Balance	Weighted-Average Rate
Quarter Ended December 31, 2010	$7,017	3.89%
Year Ended December 31, 2011	15,390	4.03%
Year Ended December 31, 2012	7,408	3.58%
Year Ended December 31, 2013	2,225	3.67%
Year Ended December 31, 2014	1,721	3.55%
Year Ended December 31, 2015	1,466	3.55%
Thereafter	129,493	3.36%
Total long-term borrowings	$164,720	3.47%

Note 5.  Stockholders’ Equity

    The following table details the progression in shares of Peoples’ preferred, common and treasury stock during the period presented:

	Preferred	Common	Treasury Stock
	Stock	Stock
Shares at December 31, 2009	39,000	11,031,892	657,255
Changes related to stock-based compensation awards:
Release of restricted common shares		6,202
Exercise of common stock options			(31,008)
Purchase of treasury stock			9,164
Rabbi Trust payout			(11,165)
Common shares issued under dividend reinvestment plan		24,662
Shares at September 30, 2010	39,000	11,062,756	624,246

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

Note 6.  Comprehensive Income (Loss)

    The components of other comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Net income (loss)	$413	$(4,065)	$5,013	$2,976
Other comprehensive (loss) income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(4,915)	12,088	(12,681)	29,939
Related tax benefit (expense)	1,720	(4,231)	4,438	(10,478)
Non-credit losses on securities during the period	–	(465)	–	(932)
Related tax benefit	–	163	–	326
Less: reclassification adjustment for net gain included in net income (loss)	3,818	(5,654)	5,066	(5,066)
Related tax (expense) benefit	(1,337)	1,979	(1,773)	1,773
Net effect on other comprehensive (loss) income	(5,676)	11,230	(11,536)	22,148
Defined benefit plans:
Amortization of unrecognized loss and service cost on pension plan	38	42	115	126
Related tax expense	(13)	(15)	(40)	(44)
Net effect on other comprehensive (loss) income	25	27	75	82
Total other comprehensive (loss) income, net of tax	(5,651)	11,257	(11,461)	22,230
Total comprehensive (loss) income	$(5,238)	$7,192	$(6,448)	$25,206

The following details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the nine months ended September 30, 2010:

		Unrecognized
	Unrealized	Net Pension and	Accumulated
	Gain (Loss)	Postretirement	Comprehensive
(Dollars in thousands)	on Securities	Costs	Income (Loss)
Balance, December 31, 2009	$13,068	$(3,581)	$9,487
Current period change, net of tax	(11,536)	75	(11,461)
Balance, September 30, 2010	$1,532	$(3,506)	$(1,974)

Note 7.  Employee Benefit Plans

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

Pension Benefits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Service cost	$188	$200	$563	$599
Interest cost	196	196	588	589
Expected return on plan assets	(287)	(298)	(861)	(895)
Amortization of prior service cost	1	1	3	3
Amortization of net loss	37	36	112	108
Net periodic benefit cost	$135	$135	$405	$404

Postretirement Benefits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Interest cost	4	4	10	12
Amortization of prior service cost	(1)	(1)	(2)	(2)
Amortization of net gain	(2)	(1)	(7)	(2)
Net periodic benefit cost	$1	$2	$1	$8

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

Stock Options
Under the provisions of the 2006 Equity Plan and predecessor stock option plans, the exercise price per share of any stock option granted may not be less than the fair market value of the underlying common shares on the date of grant of the stock option.  All stock options granted to both employees and non-employee directors expire ten years from the date of grant.  The most recent stock options granted to employees and non-employee directors occurred in 2006.   The following summarizes the changes to Peoples’ stock options for the period ended September 30, 2010:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	270,757	$23.90
Granted	–	–
Exercised	34,464	13.57
Expired	29,642	24.60
Outstanding at September 30	206,651	$25.52	3.1 years	$–

Exercisable at September 30	206,651	$25.52	3.1 years	$–

For the nine months ended September 30, 2010, the total intrinsic value of stock options exercised was $86,000.  The following summarizes information concerning Peoples’ stock options outstanding at September 30, 2010:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Option Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Option Shares Exercisable	Weighted-Average Exercise Price
$13.47	to	$15.54	635	0.7 years	$15.54	635	$15.54
$15.55	to	$21.71	9,241	2.0 years	20.39	9,241	20.39
$21.72	to	$23.58	47,640	2.2 years	22.32	47,640	22.32
$23.59	to	$25.94	41,343	1.7 years	23.96	41,343	23.96
$26.01	to	$27.74	41,354	3.8 years	27.08	41,354	27.08
$28.25	to	$28.26	34,028	4.6 years	28.25	34,028	28.25
$28.57	to	$30.00	32,410	4.3 years	29.01	32,410	29.01
Total			206,651	3.1 years	$25.52	206,651	$25.52

Stock Appreciation Rights
 SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted will vest three years from the grant date and expire ten years from the date of grant.  The following summarizes the changes to Peoples’ SARs for the period ended September 30, 2010:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1	53,756	$25.80
Granted	–	–
Exercised	–	–
Forfeited	9,088	25.29
Outstanding at September 30	44,668	$25.91	6.0 years	$–
Exercisable at September 30	23,110	$27.90	4.8 years	$–

The following summarizes information concerning Peoples’ SARs outstanding at September 30, 2010:

Exercise Prices			Number of Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares Exercisable
$23.26			5,000	2.9 years	$23.26	5,000
$23.77			20,793	7.3 years	23.77	235
$23.80	to	$27.99	1,000	7.2 years	23.80	–
$29.25			17,875	5.4 years	29.25	17,875
Total			44,668	6.0 years	$25.91	23,110

Restricted Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while the restrictions on common shares awarded to employees expire after three years.  The following summarizes the changes to Peoples’ restricted common shares for the period ended September 30, 2010:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1	13,991	$24.48
Awarded	2,000	14.82
Released	6,202	28.80
Forfeited	1,021	23.77
Outstanding at September 30	8,768	$19.30

For the nine months ended September 30, 2010, the total intrinsic value of restricted stock released was $82,000.

Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefits costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Total stock-based compensation	$23	$35	$74	$113
Recognized tax benefit	(8)	(12)	(26)	(40)
Net expense recognized	$15	$23	$48	$73

Total unrecognized stock-based compensation expense related to unvested awards was $35,000 at September 30, 2010, which will be recognized over a weighted-average period of 0.7 years.

Note 9.  Earnings Per Share

Basic earnings per common share are computed by dividing net (loss) income available to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares include incremental shares issuable upon exercise of outstanding stock options, SARs and non-vested restricted common shares using the treasury stock method.  As disclosed in Note 5, Peoples had a warrant to purchase 313,505 common shares outstanding at September 30, 2010.  This warrant was excluded from the calculation of diluted earnings per common share since it was anti-dilutive.  In addition, stock options and SARs covering 251,319 shares and 286,355 shares were excluded from the calculations for the three and nine months ended September 30, 2010, respectively, and 251,319 shares and 284,673 shares for the three and nine months ended September 30, 2009, respectively, since they were anti-dilutive.  The calculation of basic and diluted earnings per common share was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Net income (loss)	$413	$(4,065)	$5,013	$2,976
Preferred dividends	514	512	1,539	1,364
Net (loss) income available to common shareholders	(101)	(4,577)	3,474	1,612

Weighted-average common shares outstanding	10,437,770	10,372,946	10,417,316	10,359,569
Effect of potentially dilutive common shares	–	–	8,147	13,061
Total weighted-average diluted common
shares outstanding	10,437,770	10,372,946	10,425,463	10,372,630

Earnings per common share:
Basic	$(0.01)	$(0.44)	$0.33	$0.16
Diluted	$(0.01)	$(0.44)	$0.33	$0.16

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and the Management’s Discussion and Analysis that follows:

	At or For the Three Months		At or For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
SIGNIFICANT RATIOS
Return on average stockholders' equity	0.69%	(6.70%)	2.78%	1.74%
Return on average common stockholders' equity	(0.20%)	(8.97%)	2.29%	1.11%
Return on average assets	0.08%	(0.79%)	0.34%	0.20%
Net interest margin	3.58%	3.45%	3.54%	3.47%
Efficiency ratio (a)	58.78%	58.28%	59.71%	60.00%
Average stockholders' equity to average assets	12.14%	11.84%	12.13%	11.27%
Average loans to average deposits	72.00%	77.45%	73.47%	78.53%
Dividend payout ratio	N/A	N/A	90.90%	363.03%

ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (b)(c)	3.67%	3.94%	3.67%	3.94%
Nonperforming assets as a percent of total assets (b)(c)	2.21%	2.16%	2.21%	2.16%
Allowance for loan losses to loans net of unearned interest (c)	2.68%	2.46%	2.68%	2.46%
Allowance for loan losses to nonperforming loans (b)(c)	73.10%	62.30%	73.10%	62.30%
Provision for loan losses to average loans (annualized)	3.12%	3.69%	2.57%	2.30%
Net charge-offs as a percentage of average loans (annualized)	3.11%	2.57%	2.57%	1.90%

CAPITAL INFORMATION (c)
Tier 1 capital ratio	16.22%	15.06%	16.22%	15.06%
Total risk-based capital ratio	17.55%	16.39%	17.55%	16.39%
Leverage ratio	10.26%	9.82%	10.26%	9.82%
Tangible equity to tangible assets (d)	9.28%	9.21%	9.28%	9.21%
Tangible common equity to tangible assets (d)	7.16%	7.22%	7.16%	7.22%
Tangible assets (d)	$1,818,755	$1,938,949	$1,818,755	$1,938,949
Tangible equity (d)	168,825	178,558	168,825	178,558
Tangible common equity (d)	$130,206	$140,040	$130,206	$140,040

PER COMMON SHARE DATA
Earnings per share – Basic	$(0.01)	$(0.44)	$0.33	$0.16
Earnings per share – Diluted	(0.01)	(0.44)	0.33	0.16
Cash dividends declared per common share	0.10	0.10	0.30	0.56
Book value per share (c)	18.69	19.85	18.69	19.85
Tangible book value per share (c) (d)	$12.47	$13.50	$12.47	$13.50
Weighted-average common shares outstanding – Basic	10,437,770	10,372,946	10,417,316	10,359,569
Weighted-average common shares outstanding – Diluted	10,437,770	10,372,946	10,425,463	10,372,630
Common shares outstanding at end of period	10,438,510	10,371,357	10,438,510	10,371,357

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

(2)
competitive pressures among financial institutions or from non-financial institutions may increase significantly, including product and pricing pressures and Peoples’ ability to attract, develop and retain qualified professionals;

(3)	changes in the interest rate environment, which may adversely impact interest margins;
(4)	changes in prepayment speeds, loan originations, sale volumes and charge-offs, which may be less favorable than expected and adversely impact the amount of interest income generated;
(5)
general economic conditions and weakening in the real estate market, either nationally or in the states in which Peoples and its subsidiaries do business may be less favorable than expected, which could decrease the demand for loans, deposits and other financial services and increase loan delinquencies and defaults;

(6)	political developments, wars or other hostilities, which may disrupt or increase volatility in securities markets or other economic conditions;
(7)
legislative or regulatory changes or actions, including in particular the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations to be promulgated thereunder, which may adversely affect the business of Peoples and its subsidiaries;

(8)	changes in accounting standards, policies, estimates or procedures may adversely affect Peoples’ reported financial condition or results of operations;
(9)
adverse changes in the conditions and trends in the financial markets, which may adversely affect the fair value of securities within Peoples’ investment portfolio and interest rate sensitivity of Peoples’ Consolidated Balance Sheets;

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

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples’ Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis at September 30, 2010, which were unchanged from the policies disclosed in Peoples’ 2009 Form 10-K.

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

In the third quarter of 2010, Peoples recorded a higher provision for loan losses than the first two quarters of 2010.  Additionally, Peoples’ market capitalization at quarter-end remained lower than its book value.  Management believed these conditions were indicators of potential goodwill impairment and performed an interim impairment test as of September 30, 2010.  Based on its analysis, management concluded that the estimated fair value of Peoples’ single reporting unit exceeded its carrying amount at quarter-end.  However, the excess fair value of the reporting unit over its carrying amount was not significant enough to provide management with a reasonable basis on which to conclude that further evaluation was not necessary.  Therefore, management performed additional analyses to estimate the fair value of goodwill and concluded that the estimated fair value of goodwill exceeded the carrying value of goodwill and therefore, no impairment was recorded.  Management’s analysis indicated that a decline in the fair value of Peoples’ single reporting unit of 23% or more would result in goodwill impairment.

Summary of Recent Transactions and Events
The following is a summary of recent transactions or events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

o
Since 2008, Peoples periodically has taken actions to reduce interest rate exposures within the investment portfolio and entire balance sheet, which have included the sale of low yielding investment securities and repayment of high-cost borrowings.  During the third quarter of 2010, Peoples sold $86.6 million of investment securities, primarily low yielding U.S. agency mortgage-backed securities and U.S. government-backed student loan pools, at a $3.8 million net gain.  The proceeds from these investment sales were used to prepay $60.0 million of wholesale repurchase agreements, resulting in early repayment charges totaling $3.6 million, thereby deleveraging the balance sheet.  The repurchase agreements had a weighted-average cost of 4.53% and originally were scheduled to mature over the next two years.  Since year-end 2009, the size of the investment portfolio has decreased by $113.8 million and borrowed funds have been reduced by $109.2 million.  In comparison, Peoples realized pre-tax gains of $276,000 and $864,000 for the three and nine months ended September 30, 2009.

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

o
Since early 2008, Peoples’ loan quality has been negatively impacted by worsening conditions within the commercial real estate market and economy as a whole, which has caused declines in commercial real estate values and deterioration in the financial condition of various commercial borrowers.  These conditions led to Peoples downgrading the loan quality ratings on various commercial real estate loans through its normal loan review process.  In addition, several impaired loans have become under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral.  As a result, Peoples’ provision for loan losses, net charge-offs and nonperforming loans in 2008, 2009 and the first nine months of 2010 were significantly higher than historical levels.   Peoples has also recognized losses on other real estate owned (“OREO”) due to declining commercial real estate values, which totaled $0.4 million and $1.7 million for the three and nine months ended September 30, 2010, respectively.

o
Peoples’ earnings in recent quarters also have been impacted by ongoing workout efforts related to existing impaired commercial real estate loans.  These efforts have included negotiating reduced payoff amounts in connection with the sale of the underlying collateral – commonly referred to as “short sales” – which resulted in additional loan charge-offs and provision for loan losses.  In the second quarter of 2010, Peoples successfully completed the short-sale of a $3.9 million commercial real estate loan based on a condominium/apartment project in Florida, which removed this loan from Peoples’ nonperforming loans.  Peoples also took steps in the second quarter to sell its remaining Arizona commercial real estate loan exposure, resulting in the loans being re-classified to “held-for-sale” and written down to their fair value.  Peoples recognized losses on loans held-for-sale of $0.6 million and $0.7 million for the three and nine months ended September 30, 2010, respectively.  Management believes these actions are prudent since they have afforded opportunities to reduce nonperforming assets and lessen loss exposures within the loan portfolio.

o
During 2009, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) took steps to rebuild the Deposit Insurance Fund, which has been reduced substantially by the higher rate of bank failures in 2008 and 2009 compared to recent years.  These actions affected all FDIC-insured depository institutions and included increasing base assessment rates beginning April 1, 2009, imposing a one-time special assessment during the second quarter of 2009 and requiring the prepayment of assessments for fourth quarter 2009 and full years 2010 through 2012 on December 29, 2009.  As a result of the FDIC’s actions, Peoples has incurred higher FDIC insurance expense over the last several quarters, including additional expense of $930,000 in the second quarter of 2009 for the special assessment.  Additionally, Peoples prepaid $9.0 million of FDIC assessments on December 29, 2009, which was recorded initially as a prepaid expense included in “Other Assets” on the Consolidated Balance Sheets, and subsequently amortized as FDIC insurance expense based upon actual insurance assessments.  The prepayment of FDIC assessments did not have a material adverse effect on Peoples’ liquidity, financial condition or results of operations.

o
Peoples’ Board of Directors declared quarterly cash dividends of $0.10 per common share for each of the prior five quarters.  These dividends represented a reduction from the $0.23 per common share paid in each of the first two quarters of 2009.  Management believes the lower dividend rate balances the need for Peoples to provide a return on shareholder investment and to maintain a dividend payout consistent with recent earnings levels and long-term capital needs.

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

EXECUTIVE SUMMARY

For the third quarter of 2010, Peoples incurred a net loss available to common shareholders of $101,000, or $0.01 per diluted common share, resulting from a higher provision for loan losses than in recent quarters, along with write-downs on other real estate owned (“OREO”) and loans held-for-sale.  In comparison, Peoples incurred a net loss available to common shareholders of $4.6 million, or $0.44 per diluted common share, for the third quarter of 2009 and reported net income available to common shareholders of $2.8 million, or $0.27 per diluted common share, for the second quarter 2010 (or “linked quarter”).  On a year-to-date basis, net income available to common shareholders was $3.5 million through September 30, 2010, an increase over the $1.6 million reported for the same period a year ago, representing diluted earnings per common share of $0.33 and $0.16, respectively.

Provision for loan losses totaled $8.0 million in the third quarter of 2010, versus $5.5 million and $10.2 million for the second quarter of 2010 and third quarter of 2009, respectively.  On a year-to-date basis, provision for loan losses totaled $20.0 million in 2010 compared to $19.0 million in 2009.  The recorded provision reflects the amount needed to maintain the adequacy of the allowance for loan losses based on management’s formal quarterly analysis.

Net interest income was $15.2 million for the third quarter of 2010, matching the linked quarter, while net interest margin improved 9 basis points to 3.58%.  Net interest margin expansion was driven primarily by the balance sheet deleveraging during the third quarter of 2010.  Year-over-year, net interest income was down slightly for both the three and nine months ended September 30, 2010, while net interest margin expanded moderately for both periods. Interest income was impacted by declining loan balances and lower reinvestment rates in the current interest rate environment.  However, the impact on net interest income was mostly offset by management’s successful efforts to reduce funding costs by repaying higher-cost borrowings and growing low-cost deposits.

Non-interest income, which excludes gains and losses on securities and asset disposals, was $7.7 million for the three months ended September 30, 2010, consistent with both the linked quarter and prior year third quarter amounts.  Both electronic banking and mortgage banking income experienced strong growth in the third quarter over the prior year, which was offset by lower deposit account service charges – primarily overdraft fees.  Although new regulations governing overdraft fees became effective during the third quarter, the impact on third quarter fees was minimal due to the timing of the changes.  Consequently, much of the decline in deposit account service charges from the prior year was attributable to lower volumes of overdrafts resulting from changes in consumer behavior.  On a year-to-date basis, total non-interest income was $23.5 million through September 30, 2010, down 3% from the same period in 2009.  While electronic banking income and trust and investment revenue were up 18% and 15%, respectively, these increases were tempered by declines in other non-interest income categories.

 Total non-interest expense was $14.0 million for the third quarter of 2010, versus $14.3 million last quarter and $14.1 million for the third quarter of 2009.  Through nine months of 2010, non-interest expense totaled $42.8 million versus $44.1 million for the first nine months of 2009.  These decreases reflect the impact of cost control initiatives throughout 2010.  Year-to-date non-interest expense in 2010 also benefited from lower FDIC insurance costs, as 2009’s expense included $930,000 for the special assessment imposed on all banks in the second quarter of 2009.  Peoples also has been successful in controlling salary and benefit costs, which were held flat on a year-to-date basis.  These cost savings were partially offset by higher costs associated with problem loan workouts, such as fees for legal and valuation services, and foreclosed real estate.

At September 30, 2010, total assets were down 4% from the previous quarter-end and down 6% versus year-end 2009.  These decreases were largely the result of balance sheet deleveraging during the third quarter of 2010, which also reduced the size of the investment portfolio.  Total loan balances were down slightly at September 30, 2010, compared to the prior quarter-end, due mostly to third quarter 2010 charge-offs.  On a year-to-date basis, portfolio loan balances decreased $41.2 million as a result of reductions in commercial real estate loan exposures to enhance Peoples’ overall balance sheet risk profile, coupled with the impact of charge-offs and problem loan workouts.

Total liabilities decreased $76.8 million and $107.9 million during the three and nine months ended September, 30, 2010, to $1.65 billion.  Total retail deposit balances decreased modestly during the third quarter of 2010, as declines in interest-bearing retail deposits outpaced increases in non-interest-bearing deposits.  The lower interest-bearing deposit balances were a result of management maintaining its focus on reducing higher-cost, non-core deposits given recent growth in lower-cost deposits and lack of attractive investment opportunities.  Through nine months of 2010, non-interest-bearing deposit balances have grown $11.7 million, while retail interest-bearing deposits decreased $11.4 million.   Total borrowed funds were $236.3 million at September 30, 2010, down $76.0 million for the third quarter and $109.2 million since December 31, 2009.  These reductions primarily reflect the balance sheet deleveraging during the third quarter of 2010.

Total stockholders’ equity was $233.8 million at September 30, 2010, a $10.2 million reduction from $244.0 million at December 31, 2009.  Lower fair values of available-for-sale investment securities, net of deferred taxes, accounted for the entire decrease in stockholders’ equity from year-end 2009.

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

	For the Three Months Ended
	September 30, 2010			June 30, 2010			September 30, 2009
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Short-Term Investments:
Total short-term investments	50,149	32	0.25%	$34,077	$21	0.25%	$34,490	$22	0.25%
Investment Securities (1):
Taxable	648,458	7,734	4.77%	678,806	7,766	4.58%	671,069	8,716	5.20%
Nontaxable (2)	58,738	907	6.18%	60,400	951	6.31%	65,584	1,049	6.40%
Total investment securities	707,196	8,641	4.89%	739,206	8,717	4.72%	736,653	9,765	5.30%
Loans (3):
Commercial (2)(4)	672,037	9,017	5.32%	694,004	9,275	5.36%	725,804	10,104	5.52%
Real estate (4)	259,710	3,606	5.56%	262,270	3,642	5.55%	268,788	4,076	6.07%
Consumer	85,175	1,667	7.76%	85,736	1,674	7.83%	97,467	1,897	7.72%
Total loans	1,016,922	14,290	5.60%	1,042,010	14,591	5.62%	1,092,059	16,077	5.85%
Less: Allowance for loan losses	(28,749)			(30,669)			(24,479)
Net loans	988,173	14,290	5.75%	1,011,341	14,591	5.78%	1,067,580	16,077	5.99%
Total earning assets	1,745,518	22,963	5.24%	1,784,624	23,329	5.24%	1,838,723	25,864	5.60%
Intangible assets	65,029			65,248			65,969
Other assets	146,521			146,234			129,745
Total assets	$1,957,068			$1,996,106			$2,034,437
Deposits:
Savings accounts	$121,878	$49	0.16%	$121,017	$48	0.16%	$130,290	$176	0.54%
Interest-bearing demand accounts	238,902	671	1.11%	237,262	650	1.10%	210,855	823	1.55%
Money market accounts	297,140	509	0.68%	294,138	654	0.89%	234,513	689	1.17%
Brokered certificates of deposit	41,661	402	3.83%	41,717	398	3.83%	56,232	567	4.00%
Retail certificates of deposit	503,008	3,062	2.42%	524,038	3,203	2.45%	580,281	4,235	2.90%
Total interest-bearing deposits	1,202,589	4,693	1.55%	1,218,172	4,953	1.63%	1,212,171	6,490	2.12%
Borrowed Funds:
Short-term FHLB advances	978	1	0.16%	–	–	0.00%	1,630	1	0.17%
Retail repurchase agreements	50,026	61	0.49%	48,931	66	0.53%	54,070	109	0.80%
Total short-term borrowings	51,004	62	0.48%	48,931	66	0.53%	55,700	110	0.77%
Long-term FHLB advances	103,842	924	3.53%	105,058	929	3.55%	136,982	1,354	3.92%
Wholesale repurchase agreements	114,457	1,133	3.87%	135,000	1,350	3.96%	150,380	1,554	4.04%
Other borrowings	22,552	496	8.59%	22,544	492	8.64%	22,517	495	8.60%
Total long-term borrowings	240,851	2,553	4.17%	262,602	2,771	4.19%	309,879	3,403	4.32%
Total borrowed funds	291,855	2,615	3.52%	311,533	2,837	3.62%	365,579	3,513	3.78%
Total interest-bearing liabilities	1,494,444	7,308	1.94%	1,529,705	7,790	2.04%	1,577,750	10,003	2.51%
Non-interest-bearing deposits	210,031			209,602			197,900
Other liabilities	15,008			14,317			17,952
Total liabilities	1,719,483			1,753,624			1,793,602
Preferred equity	38,607			38,581			38,506
Common equity	198,978			203,901			202,329
Total stockholders’ equity	237,585			242,482			240,835
Total liabilities and
stockholders’ equity	$1,957,068			$1,996,106			$2,034,437
Interest rate spread		$15,655	3.30%		$15,539	3.20%		$15,861	3.09%
Net interest margin			3.58%			3.49%			3.45%

	For the Nine Months Ended
	September 30, 2010			September 30, 2009
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Short-Term Investments:
Total short-term investments	30,671	57	0.25%	$32,938	$61	0.25%
Investment Securities (1):
Taxable	677,338	23,516	4.63%	653,172	26,321	5.37%
Nontaxable (2)	60,509	2,846	6.27%	68,391	3,304	6.44%
Total investment securities	737,847	26,362	4.76%	721,563	29,625	5.47%
Loans (3):
Commercial (2)(4)	689,859	27,659	5.36%	732,341	30,430	5.56%
Real estate (4)	262,742	11,019	5.59%	275,180	13,174	6.38%
Consumer	86,893	5,054	7.78%	94,516	5,487	7.76%
Total loans	1,039,494	43,732	5.63%	1,102,037	49,091	5.95%
Less: Allowance for loan loss	(29,581)			(24,320)
Net loans	1,009,913	43,732	5.79%	1,077,717	49,091	6.09%
Total earning assets	1,778,431	70,151	5.27%	1,832,218	78,777	5.74%
Intangible assets	65,252			66,123
Other assets	144,922			134,756
Total assets	$1,988,605			$2,033,097
Deposits:
Savings accounts	$119,842	$144	0.16%	$125,921	$468	0.50%
Interest-bearing demand accounts	235,298	1,982	1.13%	204,299	2,353	1.54%
Money market accounts	288,369	1,820	0.84%	226,912	1,970	1.16%
Brokered certificates of deposit	41,792	1,201	3.84%	38,836	1,175	4.05%
Retail certificates of deposit	521,992	9,643	2.47%	612,099	14,086	3.08%
Total interest-bearing deposits	1,207,293	14,790	1.64%	1,208,067	20,052	2.22%
Borrowed Funds:
Short-term FHLB advances	11,648	10	0.11%	5,421	12	0.26%
Retail repurchase agreements	50,249	199	0.52%	52,837	376	0.94%
Total short-term borrowings	61,897	209	0.45%	58,258	388	0.88%
Long-term FHLB advances	104,159	2,761	3.54%	145,735	4,365	4.00%
Wholesale repurchase agreements	129,469	3,869	3.94%	156,758	4,835	4.07%
Other borrowings	22,544	1,485	8.69%	22,509	1,485	8.70%
Total long-term borrowings	256,172	8,115	4.20%	325,002	10,685	4.36%
Total borrowed funds	318,069	8,324	3.47%	383,260	11,073	3.83%
Total interest-bearing liabilities	1,525,362	23,114	2.02%	1,591,327	31,125	2.61%
Non-interest-bearing deposits	207,622			195,211
Other liabilities	14,344			17,348
Total liabilities	1,747,328			1,803,886
Preferred equity	38,581			34,396
Common equity	202,696			194,815
Total stockholders’ equity	241,277			229,211
Total liabilities and
stockholders’ equity	$1,988,605			$2,033,097
Interest rate spread		$47,037	3.25%		$47,652	3.13%
Net interest margin			3.54%			3.47%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal tax rate.

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2010	2010	2009	2010	2009
Net interest income, as reported	$15,264	$15,136	$15,469	$45,841	$46,426
Taxable equivalent adjustments	391	403	392	1,196	1,226
Fully tax-equivalent net interest income	$15,655	$15,539	$15,861	$47,037	$47,652

The following table provides an analysis of the changes in FTE net interest income:

							Nine Months Ended
	Three Months Ended September 30, 2010 Compared to						September 30, 2010 Compared to
(Dollars in thousands)	June 30, 2010 (1)			September 30, 2009 (1)			September 30, 2009 (1)
Increase (decrease) in:	Rate	Volume	Total	Rate	Volume	Total	Rate	Volume	Total
INTEREST INCOME:
Short-term investments	$–	$11	$11	$–	$10	$10	$–	$(4)	$(4)
Investment Securities:
Taxable	1,323	(1,355)	(32)	(698)	(284)	(982)	(4,257)	1,452	(2,805)
Nontaxable	(19)	(25)	(44)	(35)	(107)	(142)	(86)	(373)	(459)
Total investment income	1,304	(1,380)	(76)	(733)	(391)	(1,124)	(4,343)	1,079	(3,264)
Loans:
Commercial	(67)	(191)	(258)	(357)	(730)	(1,087)	(1,061)	(1,710)	(2,771)
Real estate	39	(75)	(36)	(335)	(135)	(470)	(1,579)	(576)	(2,155)
Consumer	(4)	(3)	(7)	66	(296)	(230)	23	(456)	(433)
Total loan income	(32)	(269)	(301)	(626)	(1,161)	(1,787)	(2,617)	(2,742)	(5,359)
Total interest income	1,272	(1,638)	(366)	(1,359)	(1,542)	(2,901)	(6,960)	(1,667)	(8,627)
INTEREST EXPENSE:
Deposits:
Savings accounts	–	1	1	(116)	(11)	(127)	(303)	(21)	(324)
Interest-bearing demand accounts	12	9	21	(696)	544	(152)	(844)	473	(371)
Money market accounts	(190)	45	(145)	(1,005)	825	(180)	(795)	645	(150)
Brokered certificates of deposit	–	4	4	(23)	(142)	(165)	(86)	112	26
Retail certificates of deposit	(33)	(108)	(141)	(650)	(523)	(1,173)	(2,549)	(1,894)	(4,443)
Total deposit cost	(211)	(49)	(260)	(2,490)	693	(1,797)	(4,577)	(685)	(5,262)
Borrowed funds:
Short-term borrowings	(13)	9	(4)	(40)	(8)	(48)	(171)	(8)	(179)
Long-term borrowings	(27)	(191)	(218)	(191)	(659)	(850)	(614)	(1,956)	(2,570)
Total borrowed funds cost	(40)	(182)	(222)	(231)	(667)	(898)	(785)	(1,964)	(2,749)
Total interest expense	(251)	(231)	(482)	(2,721)	26	(2,695)	(5,362)	(2,649)	(8,011)
Net interest income	$1,523	$(1,407)	$116	$1,362	$(1,568)	$(206)	$(1,598)	$982	$(616)

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.

Third quarter 2010 net interest income was held stable as management’s successful efforts to reduce funding costs negated the pressure on interest income from lower average loan balances, a flattening of the yield curve and corresponding lower reinvestment rates.  Net interest margin expansion occurred during the third quarter of 2010 primarily as a result of balance sheet deleveraging during the quarter.

Compared to the prior year, average loan balances for the three and nine months ended September 30, 2010, were impacted by commercial loan payoffs and write-downs, plus lower demand for loans due to economic conditions.  In addition, increased competition for consumer and real estate loans has hindered Peoples’ ability to grow these balances.  Average investment securities decreased in the third quarter of 2010 from the linked quarter, reflecting the planned reduction of the investment portfolio as part of a balance sheet deleveraging strategy executed during the third quarter.  Asset yields continue to be affected by lower reinvestment rates.

During the second and third quarters of 2010, Peoples lowered its pricing on certain non-core deposits, leading to a reduction in deposit costs.  This pricing strategy has caused some of the change in deposit mix, as some customers have opted to reinvest maturing short-term certificates of deposit into money market accounts, which were priced competitively.  Sustained deposit growth in recent quarters has enabled Peoples to reduce borrowings, while the third quarter 2010 deleveraging strategy also contributed to the linked quarter decline.

During the fourth quarter of 2010 and continuing in 2011, Peoples’ balance sheet strategies could include additional deleveraging.  Demand for new loans remains weak due to the lack of any real improvement in economic conditions in Peoples’ markets.  Additionally, further reductions in investment securities could occur given the lack of current investment opportunities that satisfy management’s risk-reward criteria.  As a result, management believes there will be downward pressure on net interest income and margin unless the Federal Reserve takes steps to raise short-term interest rates.

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

Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2010	2010	2009	2010	2009
Provision for checking account overdrafts	$219	$179	$268	$418	$565
Provision for other loan losses	7,786	5,279	9,900	19,546	18,400
Total provision for loan losses	$8,005	$5,458	$10,168	$19,964	$18,965
As a percentage of average
gross loans (annualized)	3.12%	2.10%	3.69%	2.57%	2.30%

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

Non-Interest Income
Deposit account service charges comprised the largest portion of third quarter 2010 non-interest income.  The following table details Peoples’ deposit account service charges:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2010	2010	2009	2010	2009
Overdraft fees	$1,778	$1,860	$2,094	$5,232	$5,816
Non-sufficient funds fees	346	342	387	1,002	1,073
Other fees and charges	291	255	222	936	829
Total deposit account service charges	$2,415	$2,457	$2,703	$7,170	$7,718

The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity.  As a result, the amount ultimately recognized by Peoples can fluctuate each quarter.  Peoples experiences some seasonal changes in overdraft and non-sufficient funds fees, primarily in the first and fourth quarters.  Typically, the volume of overdraft and non-sufficient funds fees are lower in the first quarter attributable to customers receiving income tax refunds, while volumes generally increase in the fourth quarter in connection with the holiday shopping season.   While new regulations governing overdraft fees became effective during the third quarter of 2010 that limited the ability for banks to impose overdraft fees on certain transactions, the lower overdraft fees versus both the linked quarter and prior year largely reflect reduced volumes driven by customer behavior.  Management has taken steps to minimize the adverse impact of the regulatory changes.  However, it remains difficult to predict what impact these changes will have on Peoples’ deposit account service charges.

Insurance income continued to comprise a significant portion of non-interest income.  The following table details Peoples’ insurance income:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2010	2010	2009	2010	2009
Property and casualty insurance commissions	$1,969	$2,014	$1,986	$5,667	$5,854
Life and health insurance commissions	173	141	153	435	507
Credit life and A&H insurance commissions	40	35	37	88	99
Performance based commissions	–	–	13	585	828
Other fees and charges	34	71	39	113	90
Total insurance income	$2,216	$2,261	$2,228	$6,888	$7,378

While Peoples continues to be successful at retaining existing insurance customers, property and casualty insurance commission levels have been reduced by the effects of a contracting economy on commercial insurance needs and lower pricing margins due to competition within the insurance industry.  The performance based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the insurance industry.

The following tables detail Peoples’ trust and investment income and related assets under management:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2010	2010	2009	2010	2009
Fiduciary	$1,006	$971	$903	$3,295	$2,738
Brokerage	220	238	286	696	746
Total trust and investment income	$1,226	$1,209	$1,189	$3,991	$3,484

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2010	2010	2010	2009	2009
Trust assets under management	$795,335	$742,044	$768,189	$750,993	$738,535
Brokerage assets under management	233,308	214,421	229,324	216,479	210,743
Total managed assets	$1,028,643	$956,465	$997,513	$967,472	$949,278

Quarter average	$989,385	$991,448	$964,482	$936,082	$895,359
Year-to-date average	$970,824	$964,509	$951,534	$873,930	$868,864

Peoples’ fiduciary and brokerage revenues are primarily driven by the value of assets under management.  In the third quarter of 2010, Peoples added nearly $20 million in managed assets as a result of attracting new customers.  Contributing to the increase in total managed assets has been the general recovery experienced in the financial markets since September 30, 2009.  Asset values showed a modest decrease during the second quarter of 2010 due to a general decline experienced in the financial markets as a whole.  These changes in asset values were reflected in Peoples’ trust and investment income for the third quarter and first nine months of 2010.

Third quarter 2010 mortgage banking income was higher than both the linked quarter and third quarter of 2009, reflecting higher production driven by lower long-term mortgage interest rates.  On a year-to-date basis, mortgage banking income was down 38% through September 30, 2010.  In 2010, Peoples has experienced generally slower mortgage banking activity versus the prior year, leading to a reduction in gains on loans sold to the secondary market.  These conditions were attributable to lower demand for mortgage refinancing compared to a year ago, due largely to higher long-term mortgage interest rates during much of the first half of 2010.  Through nine months of 2010, Peoples has sold approximately $32 million of loans to the secondary market, down substantially from $82 million sold during the same period of 2009.

Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for approximately 50% of total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2010	2010	2009	2010	2009
Base salaries and wages	$5,060	$5,063	$5,199	$15,179	$15,366
Sales-based and incentive compensation	876	891	377	2,479	2,365
Employee benefits	1,156	1,318	1,242	3,810	3,698
Stock-based compensation	23	25	35	74	113
Deferred personnel costs	(335)	(286)	(374)	(903)	(1,152)
Payroll taxes and other employment costs	452	485	536	1,466	1,648
Total salaries and employee benefit costs	$7,232	$7,496	$7,015	$22,105	$22,038

Full-time equivalent employees:
Actual at end of period	532	527	544	532	544
Average during the period	529	530	545	531	545

In 2010, Peoples limited salary increases for all employees, which resulted in base salaries and wages remaining flat versus prior period amounts.  Third quarter 2010 sales-based and incentive compensation, while consistent with the linked quarter, were higher than the prior year as a result of reduced expense for Peoples’ annual incentive award plan during the third quarter of 2009, which is partially based upon corporate results.  Employee benefit costs experienced a 12% linked quarter decline, due to employee medical benefit costs, and decreased 7% versus the third quarter of 2009, reflecting the reduction in 401(k) match for 2010.  On a year-to-date basis, employee benefit costs were up 3% through September 30, 2010, as 14% higher employee medical benefit costs were mostly offset by a reduced 401(k) match beginning in the first quarter of 2010.

Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2010	2010	2009	2010	2009
Depreciation	$466	$499	$465	$1,456	$1,515
Repairs and maintenance costs	386	373	414	1,215	1,194
Net rent expense	232	219	217	673	611
Property taxes, utilities and other costs	299	349	302	997	1,046
Total net occupancy and equipment expense	$1,383	$1,440	$1,398	$4,341	$4,366

Net occupancy and equipment expense during 2010 has been controlled due to management’s cost saving initiatives implemented during the year.  Depreciation expense was lower in the third quarter of 2010 compared to the linked quarter reflecting the impact of various assets becoming fully depreciated in the first half of 2010.

Professional fees increased 41% in the third quarter of 2010 on a linked quarter basis and 14% year-over-year, due mostly to legal expenses associated with problem loan workouts.  Despite these increases, professional fees remained 2% lower on a year-to-date basis.

Foreclosed real estate and other loan expenses represent costs associated with maintaining foreclosed assets, including real estate taxes and utilities, as well as various administrative costs incurred in connection with servicing and collecting outstanding loans.  These costs continue to be higher in 2010 compared to the prior year, due mostly to costs associated with commercial properties acquired through foreclosure in the fourth quarter of 2009.  Although down 40% on a linked quarter basis as Peoples progressed through the workout process on several problem loans, these costs could remain elevated based on the current level of foreclosed properties held.

Income Tax Expense
For the nine months ended September 30, 2010, Peoples recorded income tax expense of $653,000, which included the entire $625,000 tax benefit associated with the investment impairment losses recognized in the first two quarters of 2010.  The recorded income tax expense through nine months of 2010 represented an effective tax rate of 11.5% versus 16.0% for the first half of 2010.  This reduction in the year-to-date effective tax rate was driven by the higher provision for loan losses in the third quarter compared to the first half of 2010, plus losses on OREO and loans held-for-sale.

Management anticipates Peoples’ effective tax rate will approximate 17% for the final quarter of 2010.  This effective tax rate differs from Peoples’ statutory corporate tax rate as a result of income from tax-exempt sources and tax benefits derived from investments in tax credit funds, with the respective impact of each item expected to be generally consistent with that experienced in 2009.

FINANCIAL CONDITION

Cash and Cash Equivalents
At September 30, 2010, Peoples’ cash and cash equivalents included excess cash reserves at the Federal Reserve Bank of $43.5 million compared to $20.5 million at June 30, 2010 and $11.4 million at year-end 2009.  These funds, which are included in interest-bearing deposits in other banks on the Consolidated Balance Sheets, were maintained at the Federal Reserve Bank rather than federal funds sold due to more favorable current short-term interest rates.

Through nine months of 2010, Peoples’ total cash and cash equivalents increased $32.9 million, due to net cash generated from operating activities.  Investing activities provided net cash of $111.4 million, primarily proceeds from securities sales and principal runoff from the investment portfolio.  These funds were used to reduce borrowed funds by $104.3 million, which accounted for virtually all of the net cash used by financing activities.

In comparison, total cash and cash equivalents increased $6.1 million for the first nine months of 2009, as the majority of net cash provided by Peoples’ operating and investing activities of $21.6 million and $7.8 million, respectively, was used in financing activities.  Net cash provided by investing activities was the result of loan payments and payoffs exceeding new originations by $19.5 million, of which a portion was used for purchases of new investment securities.  Financing activities consumed $23.3 million of net cash, as Peoples reduced borrowed funds $81.7 million, which was partially offset by $66.1 million of funds from net deposit growth and the TARP Capital Investment.

Further information regarding the management of Peoples’ liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
The following table details Peoples’ available-for-sale investment portfolio:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2010	2010	2010	2009	2009
Fair value:
Obligations of:
U.S. Treasury and government agencies	$60	$62	$79	$82	$84
U.S. government sponsored agencies	13,005	1,245	4,360	4,473	7,981
States and political subdivisions	51,288	58,682	61,970	62,953	67,318
Residential mortgage-backed securities	485,663	548,455	538,866	558,825	549,012
Commercial mortgage-backed securities	44,854	25,319	33,675	24,188	26,674
U.S. government-backed student loan pools	–	47,202	59,758	59,442	58,544
Bank-issued trust preferred securities	12,904	12,599	14,244	13,826	12,882
Collateralized debt obligations	–	–	–	165	329
Equity securities	3,009	2,905	2,834	2,593	3,074
Total fair value	$610,783	$696,469	$715,786	$726,547	$725,898
Total amortized cost	$608,427	$685,382	$700,700	$706,444	$704,388
Net unrealized gain	$2,356	$11,087	$15,086	$20,103	$21,510

The size and composition of Peoples’ investment portfolio changed significantly since year-end 2009, primarily reflecting the deleveraging undertaken in the third quarter.  While the majority of the proceeds from the third quarter 2010 investment sales were used to prepay long-term borrowings, a portion was reinvested into bonds issued by U.S. government sponsored agencies, which accounted for the increase in this segment during the third quarter of 2010.  Further changes in the size and composition of the investment portfolio may occur in future quarters, as management may reinvestment principal runoff from mortgage-backed securities into other security types.

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

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2010	2010	2010	2009	2009
Residential	$141,779	$156,962	$140,736	$153,621	$164,461
Commercial	23,749	25,319	33,675	24,188	26,274
Total fair value	$165,528	$182,281	$174,411	$177,809	$190,735
Total amortized cost	$162,066	$181,727	$173,933	$177,370	$193,481
Net unrealized gain (loss)	$3,462	$554	$478	$439	$(2,746)

The non-agency portfolio consists entirely of first lien residential and commercial mortgages and all securities are rated AAA or equivalent by Moody’s, Standard & Poor’s and/or Fitch.  Nearly all of the underlying loans in these securities were originated in 2003 or earlier and have fixed interest rates.

Loans
The following table provides information regarding outstanding loan balances:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2010	2010	2010	2009	2009
Gross portfolio loans:
Commercial real estate	$454,499	$471,046	$501,917	$503,034	$478,518
Commercial and industrial	178,014	165,916	165,934	159,915	160,677
Real estate contruction	39,621	36,490	34,894	32,427	67,143
Residential real estate	205,125	207,314	212,569	215,735	216,571
Home equity lines of credit	49,435	50,259	49,444	49,183	48,991
Consumer	82,894	83,735	85,231	90,144	94,374
Deposit account overdrafts	1,291	1,346	1,299	1,620	1,765
Total portfolio loans	$1,010,879	$1,016,106	$1,051,288	$1,052,058	$1,068,039

Percent of loans to total loans:
Commercial real estate	45.0%	46.4%	47.7%	47.8%	44.8%
Commercial and industrial	17.6%	16.3%	15.8%	15.2%	15.0%
Real estate contruction	3.9%	3.6%	3.3%	3.1%	6.3%
Residential real estate	20.3%	20.4%	20.2%	20.5%	20.3%
Home equity lines of credit	4.9%	4.9%	4.7%	4.7%	4.6%
Consumer	8.2%	8.3%	8.2%	8.5%	8.8%
Deposit account overdrafts	0.1%	0.1%	0.1%	0.2%	0.2%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Residential real estate loans
being serviced for others	$235,538	$234,134	$230,183	$227,792	$220,605

During 2010, Peoples actively reduced its exposure to commercial real estate loans to enhance the overall balance sheet risk profile, resulting in lower balances at September 30, 2010 versus prior periods.  Contributing to the decline since year-end 2010 was the impact of payoffs exceeding new loan production due to lower demand stemming from current economic conditions, plus charge-offs and problem loan workouts.  Peoples experienced good demand for commercial and industrial loans during the third quarter of 2010, producing higher balances at quarter-end.

Residential real estate loan balances continue to be impacted by customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market with the servicing rights retained.  During 2009 and the first half of 2010, the secondary market has offered historically low long-term fixed rates producing significantly higher refinancing activity causing an increase in Peoples’ serviced loan portfolio.

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

Loans secured by commercial real estate, including commercial construction loans, continue to comprise approximately half of Peoples’ loan portfolio.  The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at September 30, 2010:

	Outstanding	Loan	Total	% of
(Dollars in thousands)	Balance	Commitments	Exposure	Total
Commercial real estate loans:
Lodging and lodging related	$52,221	$225	$52,446	11.3%
Office buildings and complexes:
Owner occupied	7,042	298	7,340	1.6%
Non-owner occupied	38,124	484	38,608	8.3%
Total office buildings and complexes	45,166	782	45,948	9.9%
Apartment complexes	56,321	1,122	57,443	12.4%
Retail facilities:
Owner occupied	10,713	41	10,754	2.3%
Non-owner occupied	34,380	964	35,344	7.6%
Total retail facilities	45,093	1,005	46,098	9.9%
Residential property:
Owner occupied	4,083	561	4,644	1.0%
Non-owner occupied	30,793	73	30,866	6.7%
Total residential property	34,876	634	35,510	7.7%
Light industrial facilities:
Owner occupied	22,262	112	22,374	4.8%
Non-owner occupied	12,598	–	12,598	2.7%
Total light industrial facilities	34,860	112	34,972	7.5%
Assisted living facilities and nursing homes	33,829	–	33,829	7.3%
Land and land development	26,113	3,006	29,119	6.3%
Health care facilities	20,675	26	20,701	4.5%
Other	105,345	2,502	107,847	23.2%
Total commercial real estate	$454,499	$9,414	$463,913	100.0%
Real estate construction loans:
Assisted living facilities and nursing homes	$2,314	$6,616	$8,930	17.8%
Lodging and lodging related	16,883	96	16,979	33.8%
Land and land development	4,632	476	5,108	10.2%
Other	15,792	3,353	19,145	38.2%
Total real estate construction	$39,621	$10,541	$50,162	100.0%

Peoples’ commercial lending activities continue to focus on lending opportunities inside its primary market areas, with loans outside Peoples’ primary market areas comprising approximately 10% of total outstanding loan balances, at both September 30, 2010 and December 31, 2009.  The majority of those out-of-market loans are still based in Ohio, West Virginia and Kentucky, with total outstanding balances of $69.8 million and $77.9 million at September 30, 2010 and December 31, 2009, respectively.  In all other states, the aggregate outstanding balance in each state was less than $4.0 million.

Allowance for Loan Losses
The following table presents changes in Peoples’ allowance for loan losses:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2010	2010	2009	2010	2009
Balance, beginning of period	$27,168	$26,553	$23,151	$27,257	$22,931
Gross charge-offs:
Commercial real estate	7,557	4,676	5,980	18,655	13,862
Commercial and industrial	97	157	527	1,173	560
Residential real estate	382	145	251	729	1,229
Real estate construction	–	68	–	68	–
Home equity lines of credit	40	6	26	58	67
Consumer	247	242	348	838	1,068
Deposit account overdrafts	282	223	347	735	977
Total gross charge-offs	8,605	5,517	7,479	22,256	17,763
Recoveries:
Commercial real estate	355	275	93	1,134	1,122
Commercial and industrial	28	119	6	173	47
Residential real estate	28	68	43	114	192
Real estate construction	–	–	–	–	–
Home equity lines of credit	2	1	5	27	11
Consumer	156	153	176	544	450
Deposit account overdrafts	73	58	86	253	293
Total recoveries	642	674	409	2,245	2,115
Net charge-offs:
Commercial real estate	7,202	4,401	5,887	17,521	12,740
Commercial and industrial	69	38	521	1,000	513
Residential real estate	354	77	208	615	1,037
Real estate construction	–	68	–	68	–
Home equity lines of credit	38	5	21	31	56
Consumer	91	89	172	294	618
Deposit account overdrafts	209	165	261	482	684
Total net charge-offs	7,963	4,843	7,070	20,011	15,648
Provision for loan losses	8,005	5,458	10,168	19,964	18,966
Balance, end of period	$27,210	$27,168	$26,249	$27,210	$26,249
Ratio of net charge-offs to average loans (annualized):
Commercial real estate	2.81%	1.70%	2.14%	2.25%	1.55%
Commercial and industrial	0.03%	0.01%	0.19%	0.13%	0.06%
Residential real estate	0.14%	0.03%	0.08%	0.08%	0.13%
Real estate construction	– %	0.03%	– %	0.01%	– %
Home equity lines of credit	0.01%	– %	0.01%	– %	0.01%
Consumer	0.04%	0.03%	0.06%	0.04%	0.07%
Deposit account overdrafts	0.08%	0.06%	0.09%	0.06%	0.08%
Total	3.11%	1.86%	2.57%	2.57%	1.90%

During the third quarter, eight commercial loan relationships with an aggregate outstanding principal balance of $12.1 million became impaired.  These loan relationships were subsequently written down by $6.1 million to the estimated net realizable value of the underlying collateral as of September 30, 2010, accounting for the higher gross charge-offs compared to the first two quarters of 2010.  Gross charge-offs for the nine months ended September 30, 2010, were higher than the same period in 2009, due to ongoing workout efforts on existing impaired loans and continued declines in commercial real estate values.

The amount of the allowance for loan losses at end of each period represents management’s estimate of expected losses from existing loans based upon its formal quarterly analysis of the loan portfolio.  While this process involves allocations being made to specific loans and pools of loans, the entire allowance is available for all losses incurred within the loan portfolio.  The following details management’s allocation of the allowance for loan losses:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2010	2010	2010	2009	2009
Commercial real estate	$21,382	$20,198	$19,388	$22,125
Commercial and industrial	2,826	3,954	3,992	1,586
Total commercial	$24,208	$24,152	$23,380	$23,711	$23,218
Residential real estate	1,414	1,359	1,436	1,619	1,210
Home equity lines of credit	497	534	540	528	501
Consumer	830	872	960	1,074	995
Deposit account overdrafts	261	251	237	325	325
Total allowance for loan losses	$27,210	$27,168	$26,553	$27,257	$26,249
As a percentage of total loans	2.68%	2.66%	2.53%	2.59%	2.46%

The significant allocations to commercial loans reflect the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio.  The increased allowance for commercial real estate loans in the second and third quarters of 2010 primarily reflects changes to the qualitative factors used in determining the appropriate level of allowance for lodging and lodging related loans – Peoples’ largest industrial concentration – given the continued impact of general economic conditions both within Peoples’ market area and nationally on this industry.   The overall higher allocations to commercial loans in prior quarters primarily reflected higher loss factors for graded loans due to recent elevated charge-off levels, along with continued deterioration in credit quality of various commercial loans based on the financial condition of the borrowers.  Another significant contributing factor was the impact of distressed commercial real estate values and general economic conditions on specific reserves for impaired loans.

The allowance allocated to the residential real estate and consumer loan categories is based upon Peoples’ allowance methodology for homogeneous pools of loans.  The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and changes in loan balances in each category.

The following table details Peoples’ nonperforming assets:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2010	2010	2010	2009	2009
Loans 90+ days past due and accruing:
Commercial real estate	$–	$459	$–	$164	$–
Commercial and industrial	31	–	–	–	679
Residential real estate	–	22	–	238	311
Consumer	–	–	–	9	3
Total	31	481	–	411	993
Nonaccrual loans:
Commercial real estate	30,083	29,676	22,706	25,852	33,326
Commercial and industrial	2,051	2,877	3,019	2,884	3,107
Residential real estate	4,481	4,933	3,567	4,687	4,125
Home equity	562	564	536	546	574
Consumer	7	–	4	3	4
Total	37,184	38,050	29,832	33,972	41,136
Total nonperforming loans (NPLs)	37,215	38,531	29,832	34,383	42,129
Other real estate owned (OREO)
Commercial	4,305	4,752	5,857	6,087	1,062
Residential	30	140	176	226	176
Total	4,335	4,892	6,033	6,313	1,238
Total nonperforming assets (NPAs)	$41,550	$43,423	$35,865	$40,696	$43,367
NPLs as a percent of total loans	3.67%	3.77%	2.84%	3.27%	3.94%
NPAs as a percent of total assets	2.21%	2.21%	1.79%	2.03%	2.16%
NPAs as a precent of gross loans and OREO	4.08%	4.23%	3.39%	3.85%	4.06%
Allowance for loan losses as a
percent of NPLs	73.1%	70.5%	89.0%	79.3%	62.3%

The decline in nonperforming assets during the quarter occurred primarily as a result of returning a single commercial real estate loan relationship, with total outstanding balances of $1.6 million, to accruing status.  Continued weakness in the commercial real estate market resulted in third quarter 2010 write-downs totaling $447,000 on two commercial properties held in OREO.  As previously noted, during the third quarter, Peoples placed $12.1 million of commercial loans on nonaccrual status, which were written down to the estimated net realizable value of the underlying collateral of $6.1 million as of September 30, 2010.

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

At September 30, 2010, Peoples’ nonaccrual commercial real estate loans included $1.5 million of loans to a single commercial borrower that were classified as held-for-sale and written down to their estimated fair value.  Management will continue to market these loans during the fourth quarter, which, if sold, would remove the loans from Peoples’ nonperforming loans.

Certain nonaccrual loans are not considered impaired and not evaluated individually by Peoples.  These loans consist primarily of smaller balance homogenous consumer and residential real estate loans that are collectively evaluated for impairment.  The following tables summarize loans classified as impaired:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2010	2010	2010	2009	2009
Loans with an allocated allowance for loan losses	$11,877	$14,451	$14,590	$18,188	$15,688
Loans with no allocated allowance for loan losses	24,155	21,880	13,557	15,052	23,988
Total impaired loans	$36,032	$36,331	$28,147	$33,240	$39,676
Allowance for loan losses allocated to impaired loans	$2,857	$3,815	$3,532	$5,738	$5,761

Nonaccrual loans not considered impaired	$2,252	$2,135	$1,924	$1,738	$2,561

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Average investment in impaired loans	$34,391	$39,484	$32,542	$39,326
Interest income recognized on impaired loans	$5	$–	$9	$19

Peoples has not allocated a portion of the allowance for loan losses to certain impaired loans because those loans either have been written down previously to the amount expected to be collected or possess characteristics indicative of Peoples’ ability to collect the remaining outstanding principal from the sale of collateral and/or enforcement of guarantees by the principals.

Overall, management believes the allowance for loan losses was adequate at September 30, 2010, based on all significant information currently available.  Still, there can be no assurance the allowance for loan losses will be adequate to cover future losses or that the amount of nonperforming loans will remain at current levels, especially considering the current economic uncertainty that exists and the concentration of commercial loans in Peoples’ loan portfolio.

Deposits
The following table details Peoples’ deposit balances:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2010	2010	2010	2009	2009
Interest-bearing deposits:
Retail certificates of deposit	$490,446	$512,327	$546,760	$537,549	$561,619
Money market deposit accounts	297,229	290,477	296,196	263,257	245,621
Governmental/public funds	139,843	136,119	143,068	147,745	137,655
Savings accounts	120,975	120,086	117,526	112,074	113,104
Interest-bearing demand accounts	92,585	94,542	88,425	91,878	87,153
Total retail interest-bearing deposits	1,141,078	1,153,551	1,191,975	1,152,503	1,145,152
Brokered certificates of deposits	41,666	41,666	41,738	45,383	61,412
Total interest-bearing deposits	1,182,744	1,195,217	1,233,713	1,197,886	1,206,564
Non-interest-bearing deposits	209,693	203,559	201,337	198,000	187,011
Total deposits	$1,392,437	$1,398,776	$1,435,050	$1,395,886	$1,393,575

During 2010, management has focused on reducing higher-cost, non-core deposits given recent growth in lower-cost deposits and lack of attractive investment opportunities.  This strategy has included more selective pricing of out-of-market certificates of deposit (“CDs”), governmental/public fund deposits and similar non-core deposits.   These actions accounted for much of the third quarter 2010 decline in retail CDs and also led a single commercial customer to reduce its specially-priced CDs and money market accounts by $10 million each in the second quarter, further contributing to the decrease in retail CDs since December 31, 2009.   Savings and money market deposit balances were higher than in recent quarters due to customer preference for insured deposits over short-term investment alternatives.

Peoples’ retail CD balances included deposits obtained from customers outside its primary market areas, primarily school districts, government entities and credit unions located in the Midwest.  These deposits totaled $54.2 million at September 30, 2010, versus $63.4 million at June 30, 2010 and $68.1 million a year ago.  Management expects further reductions in these balances in future quarters, as these deposits are not expected to be renewed based on Peoples’ current deposit pricing strategies.  Still, management continues to consider these deposits to be an alternative funding source to brokered deposits and other wholesale funding for satisfying potential future liquidity needs.

Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2010	2010	2010	2009	2009
Short-term borrowings:
Retail repurchase agreements	$49,060	$49,765	$49,714	$51,921	$48,344
FHLB advances	–	–	–	25,000	–
Total short-term borrowings	49,060	49,765	49,714	76,921	48,344

Long-term borrowings:
FHLB advances	99,720	104,981	105,206	101,113	132,085
National market repurchase agreements	65,000	135,000	135,000	145,000	145,000
Total long-term borrowings	164,720	239,981	240,206	246,113	277,085
Subordinated notes held
by subsidiary trust	22,557	22,548	22,539	22,530	22,522
Total borrowed funds	$236,337	$312,294	$312,459	$345,564	$347,951

The reduction in national market repurchase agreements during the third quarter of 2010 was the result of management’s planned deleveraging of the balance sheet.  Peoples has repaid maturing long-term borrowings over the last several quarters, using funds generated from retail deposit growth, contributing to the decline since September 30, 2009.  The level and composition of borrowed funds may change in future quarters, as management will continue to use a combination of short-term and long-term borrowings to manage the interest rate risk of the balance sheet.

Capital/Stockholders’ Equity
At September 30, 2010, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered well capitalized institutions under banking regulations.  These higher capital levels reflect Peoples’ desire to maintain strong capital positions throughout the current credit cycle and economic downturn to provide greater flexibility to work through asset quality issues that have risen.  The following table details Peoples’ actual risk-based capital levels and corresponding ratios:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2010	2010	2010	2009	2009
Capital Amounts:
Tier 1	$194,800	$195,439	$193,211	$192,822	$193,013
Tier 1 common	$133,624	$134,298	$132,103	$131,747	$131,973
Total (Tier 1 and Tier 2)	$210,768	$211,509	$209,647	$209,144	$209,986
Net risk-weighted assets	$1,200,754	$1,212,816	$1,245,770	$1,244,707	$1,281,318
Capital Ratios:
Tier 1	16.22%	16.11%	15.51%	15.49%	15.06%
Tier 1 common	11.13%	11.07%	10.60%	10.58%	10.30%
Total (Tier 1 and Tier 2)	17.55%	17.44%	16.83%	16.80%	16.39%
Leverage ratio	10.26%	10.14%	9.97%	10.06%	9.82%

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

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2010	2010	2010	2009	2009

Tangible Equity:
Total stockholders' equity, as reported	$233,759	$240,280	$240,842	$243,968	$244,363
Less: goodwill and other intangible assets	64,934	65,138	65,357	65,599	65,805
Tangible equity	$168,825	$175,142	$175,485	$178,369	$178,558

Tangible Common Equity:
Tangible equity	$168,825	$175,142	$175,485	$178,369	$178,558
Less: preferred stockholders' equity	38,619	38,593	38,568	38,543	38,518
Tangible common equity	$130,206	$136,549	$136,917	$139,826	$140,040

Tangible Assets:
Total assets, as reported	$1,883,689	$1,967,046	$2,003,271	$2,001,827	$2,004,754
Less: goodwill and other intangible assets	64,934	65,138	65,357	65,599	65,805
Tangible assets	$1,818,755	$1,901,908	$1,937,914	$1,936,228	$1,938,949

Tangible Book Value per Share:
Tangible common equity	$130,206	$136,549	$136,917	$139,826	$140,040
Common shares outstanding	10,438,510	10,423,317	10,408,096	10,374,637	10,371,357

Tangible book value per share	$12.47	$13.10	$13.15	$13.48	$13.50

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$168,825	$175,142	$175,485	$178,369	$178,558
Total tangible assets	$1,818,755	$1,901,908	$1,937,914	$1,936,228	$1,938,949

Tangible equity to tangible assets	9.28%	9.21%	9.06%	9.21%	9.21%

Tangible Common Equity to Tangible Assets Ratio:
Tangible common equity	$130,206	$136,549	$136,917	$139,826	$140,040
Tangible assets	$1,818,755	$1,901,908	$1,937,914	$1,936,228	$1,938,949

Tangible common equity to tangible assets	7.16%	7.18%	7.07%	7.22%	7.22%

The fluctuations in tangible equity and tangible common equity over the last several quarters primarily reflected the impact of changes in fair value of Peoples’ available-for-sale investment portfolio on accumulated other comprehensive income, a component of total stockholders’ equity.  The reduction in tangible assets over the prior two quarters occurred primarily as a result of decreased loan balances, coupled with the reduction in the investment portfolio.

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

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

			Estimated
	Estimated		Increase
Increase in	Increase in		in Economic
Interest Rate	Net Interest Income		Value of Equity
(in Basis Points)	September 30, 2010		September 30, 2010
300	$10,259	18.3%	$4,904	2.2%
200	7,596	13.6%	8,507	3.8%
100	4,486	8.0%	11,421	5.1%

At September 30, 2010, Peoples’ balance sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table.   Given the inherent uncertainty surrounding the timing and magnitude of future interest rate changes, management’s near-term balance sheet strategies will continue to emphasize maintaining good asset liquidity and lowering overall funding costs through a combination of less aggressive pricing of non-core funding and growing low cost retail deposits.

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

Peoples also has a contingency funding plan that serves as an action plan for management in the event of a short-term or long-term funding crisis caused by a single or series of unexpected events.  The policy identifies potential triggers and early warning indicators of a funding crisis, such as unexpected deposit withdrawals, and failure of unrelated institutions within Peoples’ primary market area.  Additionally, the policy identifies sources of liquidity that may be utilized in the event of a either short-term or long-term funding crisis.

At September 30, 2010, Peoples had available borrowing capacity through its wholesale funding sources, primarily the Federal Home Loan Bank of Cincinnati and Federal Reserve Bank of Cleveland, and unpledged investment securities totaling approximately $259 million that can be used to satisfy liquidity needs, compared to $185 million at year-end 2009.  This liquidity position excludes the $43.5 million excess cash reserves at the Federal Reserve Bank of Cleveland and the impact of Peoples’ ability to obtain additional funding by either offering higher rates on retail deposits or issuing additional brokered deposits.

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

(Dollars in thousands)	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2010	2009	2009
Home equity lines of credit	$39,585	$39,650	$40,213	$40,169	$41,098
Unadvanced construction loans	11,954	14,878	12,921	12,921	17,529
Other loan commitments	103,726	108,281	109,822	113,072	100,457
Loan commitments	155,265	162,809	162,956	166,162	159,084

Standby letters of credit	$42,158	$43,505	$43,628	$44,048	$44,661

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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of September 30, 2010.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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

Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended September 30, 2010:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 31, 2010	1,496	(2)	$14.70	(2)	–	–
August 1 – 31, 2010	359	(2)	$12.25	(2)	–	–
September 1 – 30, 2010	1,331	(2)	$13.14	(2)	–	–
Total	3,186		$13.77		–	–

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The exhibits required to be filed with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 44.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date: October 28, 2010	By: /s/	DAVID L. MEAD
David L. Mead
President and Chief Executive Officer

Date: October 28, 2010	By: /s/	EDWARD G. SLOANE
Edward G. Sloane
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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
Incorporated herein by reference to Exhibit 10.1 to Peoples’ February 2, 2009 Form 8-K

10.1	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.	Filed herewith

12	Statements regarding Computation of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends Appearing in Quarterly Report on Form 10-Q	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Filed herewith