Form 10-K
period 2010-12-31
PEOPLES BANCORP INC
filed 2011-02-28
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)
 ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐No ☒

As of June 30, 2010, the aggregate market value of the registrant’s Common Shares (the only common equity of the registrant) held by non-affiliates was $142,532,000 based upon the closing price as reported on The NASDAQ Global Select Market®.  For this purpose, executive officers and directors of the registrant are considered affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practical date: 10,543,216 common shares, without par value, at February 28, 2011.

Document Incorporated by Reference:
Portions of Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 28, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
ITEM 1. BUSINESS

Corporate Overview
Peoples Bancorp Inc. is an Ohio corporation and a financial holding company organized in 1980.  Peoples operates principally through its wholly-owned subsidiary, Peoples Bank, National Association (“Peoples Bank”).  At December 31, 2010, Peoples’ other wholly-owned subsidiaries included Peoples Investment Company and PEBO Capital Trust I.  Peoples Bank owned Peoples Insurance Agency, LLC (“Peoples Insurance”) and PBNA, L.L.C., an asset management company.  Peoples Investment Company owned Peoples Capital Corporation.

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

Since 1996, Peoples has undertaken a controlled and steady expansion strategy involving a combination of internal and external growth.  This strategy has included the opening of de novo banking and loan production offices, acquisitions of existing banking offices, both individually and as part of entire institutions, and acquisitions of two insurance agencies.  As a result, Peoples has experienced growth in total assets and its capital position, as well as expansion of its customer base and primary market area.  This strategy has also provided opportunities for Peoples to integrate non-traditional products and services, such as insurance and investments, with the traditional banking products offered to its clients.  During this period, Peoples also has taken steps to improve operating efficiency by redirecting resources to offices and markets with greater growth potential.  These actions have included the consolidation of existing banking offices with acquired offices in close proximity to each other and sale of certain banking offices.

Recent Corporate Developments
As more fully described in Note 11 of the Notes to the Consolidated Financial Statements, Peoples received $39 million of new equity capital from the United States Department of the Treasury (the “U.S. Treasury”) on January 30, 2009.  This new equity capital was obtained under the TARP Capital Purchase Program and was in the form of 39,000 shares of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”) and a 10-year warrant to purchase 313,505 Peoples' common shares (the “Warrant”).  On February 2, 2011, Peoples completed a partial repurchase of the Series A Preferred Shares issued to the U.S. Treasury.  Additional information regarding the TARP Capital Purchase Program and the restrictions imposed on Peoples can be found under the “TARP Capital Purchase Program” heading in the “Supervision and Regulation” section included later in this item.

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

Peoples’ loans consist of credits to borrowers spread over a broad range of industrial classifications.  At December 31, 2010, Peoples had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans nor had any loans outstanding to non-U.S. entities.

Legal Lending Limit
Federal regulations impose a limit on the aggregate amount a financial institution may lend to one borrower, including certain related or affiliated borrowers.  This legal lending limit is generally 15% of the institution’s total capital, as defined by risk-based capital regulations, plus any allowance for loan losses not already included in total capital.  At December 31, 2010, Peoples’ legal lending limit was approximately $28.3 million.  During 2010, Peoples did not extend credit to any one borrower in excess of its legal lending limit.

Commercial Lending
Commercial, financial and agricultural loans (“commercial loans”), including loans secured by commercial real estate, represent the largest portion of Peoples’ total loan portfolio, comprising approximately 63.1% of total loans at December 31, 2010.  Commercial lending inherently involves a significant degree of risk of loss since commercial loan relationships generally involve larger loan balances than other loan classes.  Additionally, repayment of commercial loans normally depends on adequate cash flows of a business, which can be negatively impacted by adverse changes in the general economy or in a specific industry.

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

The Peoples Bank Board of Directors Loan Committee is required to approve loans secured by real estate of $4 million or more, loans secured by all other assets of $2 million or more and unsecured loans of $1 million or more.   Approval of the Peoples Bank Board of Directors Loan Committee is required for all new loans, regardless of amount, to borrowers whose aggregate debt to Peoples Bank, including the principal amount of the proposed loan, is $5 million or more.

The Peoples Bank Board of Directors is required to approve all new loans of $10 million or more and any loan, regardless of amount, to borrowers whose aggregate debt to Peoples Bank, including the principal amount of the proposed loan, is $15 million or more.

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

Real Estate Loans
While commercial loans comprise the largest portion of Peoples’ loan portfolio, generating residential real estate loans remains a major focus of Peoples’ lending efforts, whether the loans are ultimately sold into the secondary market or retained in Peoples’ loan portfolio.  At December 31, 2010, portfolio residential real estate loans comprised 20.8% of total loans.  Peoples also had $3.8 million of residential real estate loans held for sale and was servicing $250.6 million of loans, consisting primarily of one-to-four family residential mortgages, previously sold in the secondary market.

Peoples originates both fixed-rate and adjustable-rate real estate loans.  Typically, the longer-term fixed-rate real estate loans are sold in the secondary market, with Peoples retaining servicing rights on those loans.  In select cases, Peoples may retain certain fixed-rate real estate loans or sell the loans without retaining the servicing rights.

Real Estate Lending Practices. Peoples typically requires residential real estate loan amounts to be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, whichever is lower, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 80%.  In limited circumstances,
       Peoples may lend up to 100% of the appraised value of the real estate, although such lending currently is limited to loans that qualify under established federally backed rural housing programs.  The risk conditions of real estate loans are considered during underwriting for the purposes of establishing an interest rate commensurate with the risks inherent in mortgage lending and remaining equity of the home, if any.

Real estate loans are typically secured by first mortgages with evidence of title in favor of Peoples in the form of an attorney’s opinion of the title or a title insurance policy.  Peoples also requires proof of hazard insurance, with Peoples named as the mortgagee and loss payee.  Licensed appraisals are required for all real estate loans.

Home Equity Lines of Credit
Peoples originates home equity lines of credit that provide consumers with greater flexibility in financing personal expenditures.  At December 31, 2010, home equity lines of credit comprised 5.0% of Peoples’ total loans.  Peoples currently offers home equity lines of credit with a prime-based variable rate for the entire 10-year term of the loan.  In prior years, Peoples also offered a home equity line of credit whose terms included a fixed rate for the first five years and converting to a variable interest rate for the remaining five years.  At December 31, 2010, total outstanding principal balances and available credit amounts of these convertible rate home equity lines of credit were $18.0 million and $12.6 million, respectively, and weighted-average remaining maturity of 5.3 years.

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

Construction Loans
Peoples originates various construction loans to provide temporary financing during the construction phase for commercial and residential properties.  At December 31, 2010, construction loans comprised 2.3% of Peoples’ loan portfolio.  Construction financing is generally considered to involve the highest risk since Peoples is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction.  If the estimated construction cost proves to be inaccurate, Peoples may be required to advance funds beyond the amount originally committed to enable completion of the project.  In certain cases, such as real estate development projects, repayment of construction loans occurs as a result of subsequent sales of the developed real estate.

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

Consumer Lending
Peoples’ consumer lending activities primarily involve loans secured by automobiles, boats, recreational vehicles and other personal property.  At December 31, 2010, consumer loans comprised 8.5% of Peoples’ loan portfolio.

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

Peoples makes available optional credit life insurance and accident and health insurance to all qualified borrowers, thus reducing risk of loss when a borrower’s income is terminated or interrupted due to accident, disability or death.

Overdraft Privilege
Peoples grants Overdraft Privilege to qualified customers.  Overdraft Privilege is a service that provides overdraft protection to retail deposit customers by establishing an Overdraft Privilege amount.  After a 30-day waiting period to verify deposit ability, each new checking account usually receives an Overdraft Privilege amount of either $400 or $700, based on the type of account and other parameters.  Once established, customers are permitted to overdraw their checking account at Peoples’ discretion, up to their Overdraft Privilege limit, with each item being charged Peoples’ regular overdraft fee.  Customers repay the overdraft with their next deposit.  Overdraft Privilege is designed to allow Peoples to fill the void between traditional overdraft protection, such as a line of credit, and “check cashing stores”.  Under federal banking regulations, Peoples is required to obtain the consent of its customers in order to apply Overdraft Privilege to ATM and one-time debit card transactions.  While Overdraft Privilege generates fee income, Peoples maintains an allowance for losses from checking accounts with overdrafts deemed uncollectible.  This allowance, along with the related provision and net charge-offs, is included in Peoples’ allowance for loan losses.

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

Peoples also offers its customers the ability to receive up to $30 million in FDIC insurance coverage for certificates of deposit (“CDs”) through the Certificate of Deposit Account Registry System, or CDARS, program.  Under this program, funds from large customer deposits are placed into CDs issued by other members of the CDARS network in increments below the FDIC insurance limits to ensure both principal and interest remain eligible for FDIC insurance.

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

Peoples historically has focused on providing its full range of products and services in smaller metropolitan markets rather than major metropolitan areas.  While management believes Peoples has developed a level of expertise in serving the financial service needs of smaller communities, Peoples’ primary market area has expanded into larger metropolitan areas, such as central Ohio.  These larger areas typically contain entrenched service providers with an existing customer base much larger than Peoples’ initial entry position.  As a result, Peoples may be forced to compete more aggressively in order to grow its market share in these areas, which could reduce current and future profit potential from such markets.

Employees
At December 31, 2010, Peoples had 534 full-time equivalent employees.

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

Supervision and Regulation
Peoples and its subsidiaries are subject to extensive supervision and regulation by federal and state agencies.  The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the federal deposit insurance fund and the banking system as a whole and not for the protection of shareholders.  The following is a summary of the regulatory agencies, statutes and related regulations that have, or could have, a material impact on Peoples’ business.  This discussion is qualified in its entirety by reference to such regulations and statutes.

Dodd-Frank Act
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which  implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•
centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•	restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption;

•
apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will require Peoples to deduct, over three years beginning January 1, 2013, all trust preferred securities from Peoples’ Tier 1 capital;

•
require the Office of the Comptroller of the Currency (“OCC”) to seek to make its capital requirements for national banks countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;

•
require financial holding companies, such as Peoples, to be well capitalized and well managed as of July 21, 2011.  Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state;

•
change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund and increase the floor of the size for the Deposit Insurance Fund;

•
impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses within the institution itself;

•	require large, publicly-traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management;

•	implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

•
make permanent the $250,000 limit for federal deposit insurance, increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until December 31, 2012, for non-interest-bearing demand transaction accounts at all insured depository institutions;

•	repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•
amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	increase the authority of the Federal Reserve Board to examine financial holding companies and their non-bank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on Peoples, its customers or the financial services industry more generally.  In some cases, regulatory or other governmental agencies already have taken action to comply with the Dodd-Frank Act’s mandates, with such action discussed further in the appropriate sections below where material to Peoples’ business activities.

Financial Holding Company
Peoples is a legal entity separate and distinct from its subsidiaries and affiliated companies.  As a financial holding company, Peoples is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and to inspection, examination and supervision by the Federal Reserve Board.

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

Subsidiary Bank
Peoples Bank is subject to regulation and examination primarily by the OCC and secondarily by the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”). OCC regulations govern permissible activities, capital requirements, dividend limitations, investments, loans and other matters.  The OCC has the authority to impose sanctions on Peoples Bank and, under certain circumstances, may place Peoples Bank into receivership.

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

Other Regulatory Agencies

Securities and Exchange Commission (“SEC”) and NASDAQ. Peoples is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities.  Peoples is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the regulations promulgated thereunder, as administered by the SEC.  Peoples’ Common Shares are listed with The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “PEBO” and Peoples is subject to the rules for NASDAQ listed companies.

Federal Home Loan Bank (“FHLB”). Peoples Bank is a member of the FHLB, which provides credit to its members in the form of advances.  As a member of the FHLB, Peoples
         Bank must maintain an investment in the capital stock of the FHLB in a specified amount.  Upon the origination or renewal of an advance, the FHLB is required by law to obtain and maintain a security interest in certain types of collateral.  The FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB.  The standards take into account a member’s performance under the Community Reinvestment Act and its record of lending to first-time homebuyers.

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

As of the date of this Form 10-K, the FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a four-tier risk matrix based upon a bank’s capital level and supervisory, or CAMELS, rating.  The assessment rate determined by considering such information is then applied to the amount of the bank’s deposits to determine the bank’s insurance premiums.  An increase in the assessment rate could have a material adverse effect on the earnings of the affected insured depository institutions.  On February 7, 2011, the FDIC issued final regulations, which will become effective April 1, 2011, as required by the Dodd-Frank Act, to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as well as changing the assessment system for large institutions and the assessment rate schedule.

The FDIC may terminate insurance coverage upon a finding that an insured depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution’s regulatory agency.

U.S. Treasury and Special Inspector General. As a result of Peoples’ participation in the TARP Capital Purchase Program, Peoples is also subject to the regulatory authority granted to the U.S. Treasury and the Special Inspector General for the Troubled Assets Relief Program under the Emergency Economic Stabilization Act of 2008 (“EESA”)
          and the American Recovery and Reinvestment Act of 2009 (the “ARRA”), as discussed below under the caption “TARP Capital Purchase Program”.

Bank Holding Company Act
In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto.  As a result of the Gramm-Leach-Bliley Act of 1999 – also known as the Financial Services Modernization Act of 1999 – which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the OCC) or (2) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board).  Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.  In 2002, Peoples elected, and received approval from the Federal Reserve Board, to become a financial holding company.

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

Under Federal Reserve Board policy, a financial holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each subsidiary bank.  Under this policy, the Federal Reserve Board may require a financial holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to the shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice.

Capital Adequacy and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories.  The federal regulatory agencies, including the Federal Reserve Board and the OCC, have adopted substantially similar regulatory capital guidelines and regulations consistent with the requirements of FDICIA, as well as established a system of prompt corrective action to resolve certain of the problems of undercapitalized institutions.  This system is based on five capital level categories for insured depository institutions:  “well capitalized”; “adequately capitalized”; “undercapitalized”; “significantly undercapitalized” and “critically undercapitalized”.

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

In November 2007, the U.S. federal regulatory agencies adopted a definitive final rule for implementing new capital standards – referred to as “Basel II” – which applied only to banking organizations and organizations with assets of at least $250 billion or on-balance sheet foreign exposures of at least $10 billion.  The Dodd-Frank Act requires the Federal Reserve Board, the OCC and the FDIC to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where any future changes in capital regulations would permit lower requirements.  In December 2010, the Federal Reserve Board, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement for banks and bank holding companies larger than Peoples Bank and Peoples.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”.  Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.  However, the U.S. federal regulatory agencies are considering the extent to which Basel III principles will be applied to smaller bank holding companies and banks, such as Peoples and Peoples Bank.

The Basel III final capital framework, among other things, (1) introduces as a new capital measure “Common Equity Tier 1” (“CET1”); (2) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements; (3) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (4) expands the scope of the adjustments as compared to existing regulations, including establishing the concept of a “capital conservation buffer” and  “countercyclical capital buffer”.

The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period, increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

The countercyclical capital buffer generally is to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk.  This amount would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented – potentially resulting in total buffers of between 2.5% and 5%.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014, and will be phased-in over a five-year period (20% per year).

As previously noted, the implementation of the Basel III final framework will be phased-in over the period of January 1, 2013, to January 1, 2019.  During this period, the minimum capital ratios banking institutions will be required to maintain, including any required capital conservation buffer, will increase as follows:

Capital Ratio	Current Amount	As of January 1, 2013	As of January 1, 2019
CETI to risk-weighted assets	none	3.5%	7.0%
Tier 1 capital to risk-weighted assets	4.0%	4.5%	8.5%
Total capital to risk-weighted assets	8.0%	8.0%	10.5%

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012.  Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions.  In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions.  Accordingly, the regulations ultimately applicable to Peoples may be substantially different from the Basel III final framework as published in December 2010.

Community Reinvestment Act
The Community Reinvestment Act of 1977 (the “CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice.  Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low and moderate-income individuals and communities.  Depository institutions are periodically examined for compliance with the CRA and are assigned ratings.  As of December 31, 2010, the OCC’s most recent performance evaluation of Peoples Bank resulted in an overall rating of “Outstanding”.

TARP Capital Purchase Program
As discussed in more detail in Note 11 of the Notes to the Consolidated Financial Statements, Peoples elected to participate in the TARP Capital Purchase Program and received $39 million of new equity capital from the U.S. Treasury on January 30, 2009.  As part of its participation in the TARP Capital Purchase Program, Peoples agreed to various requirements and restrictions imposed on all participants in the TARP Capital Purchase Program.  Among the terms of participation was a provision that the U. S. Treasury could change the terms of participation at any time.

On February 17, 2009, President Obama signed into law the ARRA enacted by the U.S. Congress.  The ARRA, among other things, imposed certain new executive compensation and corporate expenditure limits on all current and future recipients of funds under the TARP Capital Purchase Program, including Peoples, as long as any obligation arising from the financial assistance provided to the recipient under the TARP Capital Purchase Program remains outstanding, excluding any period during which the U.S. Treasury holds only warrants to purchase common stock of a TARP participant (the “Covered Period”).  On June 10, 2009, the U.S. Treasury issued an interim final rule describing how participating institutions are to comply with the executive compensation and corporate governance standards imposed by the EESA, as amended by the ARRA.  On December 7, 2009, the U.S. Treasury published technical amendments to the interim final rule (collectively, the interim final rule published on June 15, 2009 and the amendments published on December 7, 2009 are referred to as the "Interim Final Rule").

The current terms of participation in the TARP Capital Purchase Program include the following:

•
Peoples was required to file with the SEC on Form S-3 to register for resale the Series A Preferred Shares or, in the event the Series A Preferred Shares are deposited with a depository at the request of the U.S. Treasury, depository shares evidencing fractional interests in the Series A Preferred Shares; the Warrant; and any common shares issued from time to time upon exercise of the Warrant, which became effective on April 7, 2009.

•
As long as the Series A Preferred Shares remain outstanding, unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Shares are fully paid, Peoples will not be permitted to declare or pay dividends on any Common Shares, other than dividends payable solely in common shares, any junior preferred shares or, generally, any preferred shares ranking pari passu with the Series A Preferred Shares (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Series A Preferred Shares), nor will Peoples be permitted to repurchase or redeem any Common Shares or preferred shares other than the Series A Preferred Shares.

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

–
any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to a Senior Executive Officer or any of Peoples’ next 20 most highly-compensated employees based on materially inaccurate financial statements or other materially inaccurate performance metric criteria must be subject to recovery, or “clawback”, by Peoples;

–
Peoples is prohibited from paying or accruing any bonus, retention award or incentive compensation with respect to its five most highly-compensated employees, except for grants of long-term restricted stock that do not fully vest during the Covered Period and do not have a value which exceeds one-third of an employee’s total annual compensation;

–
severance payments to a Senior Executive Officer and the next five most highly-compensated employees, generally referred to as “golden parachute” payments, are prohibited, except for payments for services performed or benefits accrued;

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

–	Peoples’ compensation committee consisting of independent directors must engage in risk analysis of compensation plans for Senior Executive Officers;

–	Peoples’ Board of Directors must establish a company-wide policy regarding excessive or luxury expenditures, which was adopted on August 27, 2009, and post this policy on Peoples’ website;

–
Peoples’ proxy statements for annual shareholder meetings must permit a non-binding “say on pay” shareholder vote on the compensation of executives, as disclosed pursuant to the executive compensation disclosure rules of the SEC;

–	executive compensation in excess of $500,000 for each Senior Executive Officer must not be deducted for federal income tax purposes;

–
Peoples must disclose to the U.S. Treasury and Peoples’ primary regulator the amount, nature and justification for offering to any of Peoples’ five most highly-compensated employees any perquisites whose total value exceeds $25,000;

–
Peoples must disclose to the U.S. Treasury and Peoples’ primary regulator whether Peoples’ Board of Directors or the Compensation Committee engaged a compensation consultant and the services performed by that compensation consult and any of its affiliates;

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

Peoples’ ability to pay dividends to its shareholders may also be restricted.  Current Federal Reserve Board policy requires a financial holding company to act as a source of financial strength to each of its banking subsidiaries.  Under this policy, the Federal Reserve Board may require Peoples to commit resources or contribute additional capital to Peoples Bank, which could restrict the amount of cash available for dividends.   The Federal Reserve Board requires a bank holding company to provide advance notification of, and obtain approval for, the declaration and payment of dividends to common shareholders under certain conditions.

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

•	Conditions in the financial markets, the real estate markets and economic conditions generally may adversely affect Peoples’ business.
Beginning in the latter half of 2007 and continuing throughout 2010, negative developments in the capital markets resulted in uncertainty in the financial markets and an economic downturn.  Business activity across a wide range of industries and regions decreased substantially causing the U.S. economy to be in a recession from December 2007 through June 2009.  Since 2007, the general housing market also has been weak, resulting in decreased home prices and increased delinquencies and foreclosures.  These conditions caused significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital or to merge with larger and stronger institutions.  Some financial institutions have failed.

Peoples’ financial performance generally is highly dependent upon the business environment and economic conditions in the markets where it operates and, to a lesser extent, the U.S as a whole.  The local economies of the majority of Peoples’ market area historically have been less robust than the economy of the nation as a whole and typically are not subject to the same fluctuations as the national economy.  In general, a favorable business environment and economic conditions are generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings.  Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors.

Overall, the business environment and general economic conditions in 2010 were adverse for many households and businesses in the U.S. and worldwide. While some economic indicators have shown improvement since late 2009, many businesses, states and municipalities are still in serious difficulty, due to reduced cash flow and weakened financial condition.  Further, there can be no assurance this improvement will continue.  A lack of a return to favorable economic conditions in a reasonable timeframe could have an adverse affect on Peoples’ asset quality, deposit levels and loan demand and, therefore, Peoples’ financial condition and results of operations.  Because a significant amount of Peoples’ loans are secured by either commercial or residential real estate, additional decreases in real estate values could adversely affect the value of property used as collateral and Peoples’ ability to sell the collateral upon foreclosure.

•	Government regulation significantly affects Peoples’ business.
The banking industry is heavily regulated under both federal and state law.  Peoples is subject to regulation and supervision by the Federal Reserve Board, and Peoples Bank is subject to regulation and supervision by the OCC, and secondarily the FDIC.  These regulations are primarily intended to protect depositors and the federal deposit insurance fund, not Peoples’ common shareholders.  Peoples’ non-bank subsidiaries are also subject to the supervision of the Federal Reserve Board, in addition to other regulatory and self-regulatory agencies including the SEC and state securities and insurance regulators.

The Dodd-Frank Act was signed into law on July 21, 2010.  Many of its provisions have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities as well as require multiple studies to be conducted over the next one to two years.  The Dodd-Frank Act and future regulations implementing its provisions could have numerous adverse consequences for Peoples, including the following:

–	Peoples and Peoples Bank may be subject to more stringent capital and liquidity requirements;

–	Peoples and Peoples Bank may be subjected to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance premiums to the FDIC;

–
revenue on interchange fees may decrease as a result of the level of fees the Federal Reserve deems "reasonable and proportional" when it establishes regulation standards on the amount of interchange fees that can be charged to merchants for electronic debit card transactions.  The Federal Reserve has proposed two alternative fee standards and rules prohibiting network exclusivity arrangements and routing restrictions, although the fee standard would not apply to any company that, together with its affiliates, has assets of less than $10 billion, including Peoples.  Nonetheless, smaller companies may suffer indirect consequences from such standards that are not yet determinable;

–
Peoples may also be subject to additional regulations under the newly established Bureau of Consumer Financial Protection, which was given broad authority to implement new consumer protection regulations.

These and other provisions of the Dodd-Frank Act may place large additional costs on Peoples, impede its growth and place it at a competitive disadvantage.

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

•
Removal or reduction in stimulus activities or financial stabilization efforts by the federal government and other agencies may significantly affect Peoples’ financial condition and results of operations.

The Federal Reserve Board, the U.S. Congress, the U.S. Treasury, the FDIC and others have taken numerous actions to stimulate economic activity, as well as address the current liquidity and credit situation in the financial markets.  These measures include actions to encourage loan restructuring and modification for homeowners; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; and coordinated efforts to address liquidity and other weaknesses in the banking sector.

The long-term effect of actions already taken as well as new legislation is unknown.  Continued or renewed instability in the financial markets could weaken public confidence in financial institutions and adversely affect Peoples’ ability to attract and retain new customers.  Further, the removal or reduction in any of the economic stimulus or financial stabilization programs could cause higher market interest rates, which may have an adverse affect on Peoples’ business, earnings and financial condition.

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

Additionally, Peoples’ investment portfolio continues to include investments in individual bank-issued trust preferred securities.   Under current market conditions, the fair value of these security types is based predominately on the present value of cash flows expected to be received in future periods.  Significant defaults by other financial institutions could adversely affect conditions within the financial services industry, thereby causing investors to require higher rates of return for these investments.  These factors could cause Peoples to recognize additional impairment losses on its investment in bank-issued trust preferred securities in future periods.

•	Increases in FDIC insurance premiums may have a material adverse affect on Peoples’ earnings.
The number of bank failures has increased significantly since 2007, which dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund.  Also during this period, the FDIC and the U.S. Congress have instituted two programs to further insure customer deposits at FDIC-member banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and non-interest-bearing transactional accounts are fully insured (unlimited coverage) until the end of 2012.  These actions have placed additional stress on the Deposit Insurance Fund.

Since late 2008, the FDIC has taken various actions intended to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund.  These actions have included increasing assessment rates for all insured institutions, requiring riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels, imposing a special assessment on all insured depository institutions for the second quarter of 2009 and requiring insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and full years 2010 through 2012 on December 29, 2009.  On February 7, 2011, the FDIC issued final regulations that will change the assessment base and assessment rate schedule for all insured depository institutions effective April 1, 2011.  Management does not expected these changes to have a material adverse effect on Peoples’ future results of operations given the current structure of Peoples Bank’s balance sheet.

Peoples Bank has limited ability to control the amount of premiums it is required to pay for FDIC insurance.  If there are additional financial institution failures, the FDIC may be required to increase assessment rates or take actions similar to those taken during 2009.  As a result, insured depository institutions, including Peoples Bank, may be required to pay even higher FDIC premiums in future periods.  Increases in FDIC insurance premiums may have a material adverse effect on Peoples’ results of operations and ability to continue to pay dividends on its common shares at the current rate or at all.

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

•	If Peoples is unable to fully redeem the Series A Preferred Shares after five years, the cost of this capital will increase substantially.
If Peoples is unable to fully redeem the Series A Preferred Shares prior to February 15, 2014, the cost of this capital will increase substantially on that date, from 5.0% per annum to 9.0% per annum.  Depending on Peoples’ financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Shares could have a material negative effect on Peoples’ liquidity.

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

Peoples’ estimation of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond Peoples’ control, and these losses may exceed current estimates.  Peoples cannot be assured of the amount or timing of losses nor whether the loan loss allowance will be adequate in the future.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates.  Additional information regarding Peoples’ critical accounting policies and the sensitivity of estimates can be found in the section captioned “Critical Accounting Policies” in Item 7 of this Form 10-K.

•	Peoples and Peoples Bank may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.
Peoples and Peoples Bank are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations.  If capital requirements are raised or if Peoples Bank experiences loan losses, additional capital may be needed.  In addition, Peoples and Peoples Bank may elect to raise additional capital to support their businesses or to finance acquisitions, if any, or for other anticipated reasons.  Their ability to raise additional capital, if needed, will depend on financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside their control. Therefore, there can be no assurance additional capital can be raised when needed or that capital can be raised on acceptable terms.  The inability to raise capital may have a material adverse effect on Peoples' financial condition, results of operations and prospects.

•	The financial services industry is very competitive.
Peoples experiences significant competition in originating loans, principally from other commercial banks, savings associations and credit unions.  Several of Peoples’ competitors have greater resources, larger branch systems and a wider array of banking services.  This competition could reduce Peoples’ net income by decreasing the number and size of loans that Peoples originates and the interest rates it may charge on these loans.  Moreover, technology and other changes are allowing businesses and individuals to utilize alternative methods to complete financial transactions that historically have involved banks.  For example, consumers can now maintain funds in brokerage accounts or mutual funds that in the past had been held as bank deposits.  Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks.  The process of eliminating the use of banks to complete financial transactions could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.  The loss of these revenue streams and lower cost deposits as a source of funds could have a material adverse effect on Peoples’ financial condition and results of operations.  For a more complete discussion of Peoples’ competitive environment, see “Competition” in Item 1 of this Form 10-K.  If Peoples is unable to compete effectively, Peoples would lose market share, which could reduce income generated from deposits, loans and other products.

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

•
Peoples is subject to several restrictions on compensation paid to Peoples’ executive officers because of its participation in the TARP Capital Purchase Program and may become subject to additional compensation restrictions under proposed regulations.

As a recipient of government funding under the TARP Capital Purchase Program, Peoples must comply with the executive compensation and corporate governance standards imposed by the ARRA and the standards established by the Secretary of the Treasury under the ARRA.  The restrictions on executive compensation under these standards are more fully described in Item 1 of this Form 10-K under the caption “Supervision and Regulation – TARP Capital Purchase Program.”  In addition, the federal banking regulators have proposed regulations prohibiting incentive compensation that exposes a financial institution to inappropriate risk because the compensation is excessive or because the compensation encourages risks that could lead to a material financial loss.  These standards and the proposed regulations, if adopted, could impact Peoples’ ability to hire or retain key executives or cause Peoples to make material changes to its current compensation plans and philosophy that could result in higher compensation costs in future periods.

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

Rent expense on the leased properties totaled $911,000 in 2010, which excludes intercompany rent expense.  The following are the only properties that have a lease term expiring on or before June 2012:

Location	Address	Lease Expiration Date (a)

Marietta Kroger Office	40 Acme Street Marietta, Ohio	March 2011

The Plains	70 N. Plains Road The Plains, Ohio	December 2011

Athens Mall	801 East State Street Athens, Ohio	June 2012

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

ITEM 4.  [Reserved]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Peoples’ common shares are traded on The NASDAQ Global Select Market® under the symbol PEBO.  At December 31, 2010, Peoples had 1,163 shareholders of record.  The table presented below provides the high and low sales prices for Peoples’ common shares as reported on The NASDAQ Global Select Market® and the cash dividends per share declared for the indicated periods.

	High Sales	Low Sales	Dividends Declared
2010
Fourth Quarter	$16.98	$11.54	$0.10
Third Quarter	17.60	11.13	0.10
Second Quarter	19.02	12.82	0.10
First Quarter	17.72	9.25	0.10
2009
Fourth Quarter	$13.52	$8.51	$0.10
Third Quarter	18.70	13.05	0.10
Second Quarter	19.01	12.25	0.23
First Quarter	19.92	7.25	0.23

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

Issuer Purchases of Equity Securities
The following table details Peoples’ repurchases and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended December 31, 2010:

	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – 31, 2010	1,740	(2)	$ 12.68	(2)	–	–
November 1 – 30, 2010	450	(2)	$ 13.32	(2)	–	–
December 1 – 31, 2010	501	(2)	$ 15.96	(2)	–	–
Total	2,691		$ 13.40		–	–

(1) Peoples’ Board of Directors did not authorize any stock repurchase plans or programs for 2010, due to the restrictions on stock repurchases imposed by the terms of the TARP Capital Investment.

(2) Information reflects solely common shares purchased in open market transactions by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust holding assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Second Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

Performance Graph
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be deemed to be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that Peoples specifically incorporates the Performance Graph by reference into such filing.

The following line graph compares the five-year cumulative total shareholder return of Peoples’ common shares, based on an initial investment of $100 on December 31, 2005, and assuming reinvestment of dividends, against that of an index comprised of all domestic common shares traded on The NASDAQ Stock Market (“NASDAQ Stocks (U.S. Companies)”), and an index comprised of all depository institutions (SIC Code #602) and depository institution holding companies (SIC Code #671) that are traded on The NASDAQ Stock Market (“NASDAQ Bank Stocks”).

COMPARISON OF FIVE-YEAR TOTAL RETURN AMONG
PEOPLES BANCORP INC., NASDAQ STOCKS (U.S. COMPANIES),
AND NASDAQ BANK STOCKS

	At December 31,
	2005	2006	2007	2008	2009	2010
Peoples Bancorp Inc.	$100.00	$107.04	$92.77	$74.48	$39.54	$65.70
NASDAQ Stocks (U.S. Companies)	$100.00	$109.84	$119.14	$57.41	$82.53	$97.95
NASDAQ Bank Stocks	$100.00	$112.23	$88.95	$64.86	$54.35	$64.29

ITEM 6.  SELECTED FINANCIAL DATA
The information below has been derived from Peoples’ Consolidated Financial Statements.

	At or For the Year Ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008	2007	2006
Operating Data
Total interest income	$89,335	$102,105	$106,227	$113,419	$108,794
Total interest expense	29,433	40,262	47,748	59,498	55,577
Net interest income	59,902	61,843	58,479	53,921	53,217
Provision for loan losses	26,916	25,721	27,640	3,959	3,622
Net impairment loss on investment securities	(1,786)	(7,707)	(4,260)	(6,170)	–
Net (loss) gain on securities and asset transactions	(39)	1,343	2,424	184	746
Total non-interest income	31,634	32,050	32,097	31,350	30,379
FDIC insurance expense	2,470	3,442	361	146	143
Other non-interest expense	54,572	55,240	53,124	51,306	51,154
Preferred dividends (1)	2,052	1,876	–	–	–
Net income available to common shareholders	$3,529	$2,314	$7,455	$18,314	$21,558

Balance Sheet Data
Total assets	$1,837,985	$2,001,827	$2,002,338	$1,885,553	$1,875,255
Investment securities	641,307	751,866	708,753	565,463	548,733
Gross loans	960,718	1,052,058	1,104,032	1,120,941	1,132,394
Allowance for loan losses	26,766	27,257	22,931	15,718	14,509
Total intangible assets	64,870	65,599	66,406	68,029	68,852
Non-interest-bearing deposits	215,069	198,000	180,040	175,057	170,921
Retail interest-bearing deposits	1,059,066	1,095,466	1,034,418	951,731	933,480
Brokered deposits	87,465	102,420	151,910	59,589	129,128
Short-term borrowings	51,509	76,921	98,852	222,541	194,883
Long-term borrowings	157,703	246,113	308,297	231,979	200,793
Junior subordinated notes held by subsidiary trusts	22,565	22,530	22,495	22,460	29,412
Preferred stockholders' equity (1)	38,645	38,543	–	–	–
Common stockholders' equity	192,036	205,425	186,626	202,836	197,169
Tangible assets (2)	1,773,115	1,936,228	1,935,932	1,817,524	1,806,403
Tangible common equity (2)	$127,166	$139,826	$120,220	$134,807	$128,317

Per Share Data
Earnings per common share – Basic	$0.34	$0.22	$0.72	$1.75	$2.03
Earnings per common share – Diluted	0.34	0.22	0.72	1.74	2.01
Cash dividends paid on common shares	0.40	0.66	0.91	0.88	0.83
Book value at end of period	18.36	19.80	18.06	19.70	18.51
Tangible book value at end of period (2)	$12.16	$13.48	$11.63	$13.09	$12.05
Weighted-average common shares outstanding - Basic	10,424,474	10,363,975	10,315,263	10,462,933	10,606,570
Weighted-average common shares outstanding - Diluted	10,431,990	10,374,792	10,348,579	10,529,634	10,723,933
Common shares outstanding at end of period	10,457,327	10,374,637	10,333,884	10,296,748	10,651,985

	At or For the Year Ended December 31,
	2010	2009	2008	2007	2006
Significant Ratios
Return on average assets	0.28%	0.21%	0.39%	0.98%	1.15%
Return on average common stockholders’ equity	1.76	1.17	3.67	9.21	11.33
Net interest margin	3.51	3.48	3.51	3.32	3.29
Efficiency ratio	60.30	60.14	56.30	57.07	57.51
Dividend payout ratio	119.33	298.23	127.03	50.38	41.09
Average stockholders’ equity to average assets	12.20	11.50	10.62	10.62	10.18
Average loans to average deposits	73.01%	77.97%	88.10%	93.52%	94.80%

Asset Quality
Allowance for loan losses to total loans	2.79%	2.59%	2.08%	1.40%	1.28%
Allowance for loan losses to nonperforming loans	66.1	79.3	55.5	168.0	145.0
Nonperforming loans to total loans	4.19	3.27	3.74	0.83	0.88
Nonperforming assets to total assets	2.45	2.03	2.09	0.51	0.53
Nonperforming assets to total
loans and other real estate owned	4.64	3.85	3.79	0.87	0.88
Net charge-offs to average loans	2.66	1.96	1.83	0.25	0.35
Provision for loan losses to average loans	2.61%	2.35%	2.48%	0.35%	0.33%

Capital Information
Tier 1 capital ratio	16.91%	15.49%	11.88%	11.91%	11.98%
Tier 1 common ratio	11.59	10.58	10.17	10.18	9.80
Total risk-based capital ratio	18.24	16.80	13.19	13.23	13.17
Leverage ratio	10.63	10.06	8.18	8.48	8.90
Tangible common equity to tangible assets (2)	7.17%	7.22%	6.21%	7.42%	7.10%

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
(15)	the costs and effects of regulatory and legal developments, including the outcome of regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations; and
(16)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission (“SEC”), including those risk factors included in the disclosure under the heading “ITEM 1A. RISK FACTORS” of this Form 10-K.

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

•
As described in Note 11 of the Notes to the Consolidated Financial Statements, on January 30, 2009, Peoples received $39.0 million of new equity capital from the U.S. Treasury’s TARP Capital Purchase Program.  The investment was in the form of newly-issued non-voting cumulative perpetual preferred shares and a related 10-year warrant to purchase common shares sold by Peoples to the U.S. Treasury (the “TARP Capital Investment”).  On February 2, 2011, Peoples completed a partial redemption of the Tarp Capital Investment by repurchasing $21.0 million of the preferred shares held by the U.S. Treasury (the "Partial TARP Capital Redemption").

•
Since 2008, Peoples periodically has taken actions to reduce interest rate exposures within the investment portfolio and entire balance sheet. This strategic focus has involved the sale of low yielding investment securities from time-to-time, with the proceeds being either reinvested into other securities with lower interest rate risk or used to repay high-cost borrowings and deleverage the balance sheet. As a result, Peoples recognized net pre-tax gains of $6.8 million in 2010, $1.4 million in 2009 and $1.7 million in 2008. The majority of the net gain in 2010 was attributable to Peoples selling $86.6 million of investment securities, primarily U.S. agency mortgage-backed securities and U.S. government-backed student loan pools, in the third quarter at a $3.8 million net gain. The proceeds from these sales of investment securities were used to prepay $60.0 million of wholesale repurchase agreements, resulting in early repayment charges totaling $3.6 million. The repurchase agreements had a weighted-average cost of 4.53% and originally were scheduled to mature in either 2011 or 2012.

•
Peoples has recognized other-than-temporary impairment ("OTTI") losses in each of the past three years, which related primarily to Peoples’ investments in collateralized debt obligation (“CDO”) securities and individual bank-issued trust preferred securities. These impairment losses totaled $1.8 million in 2010, $7.7 million in 2009 and $4.3 million in 2008 and were based upon management's evaluation of the issuers and estimation of cash flows to be received from the securities. As a result of the OTTI losses recognized in 2010, Peoples no longer has any exposure to CDO securities within its investment portfolio.

•
Since early 2008, Peoples’ loan quality has been negatively impacted by worsening conditions within the commercial real estate market and economy as a whole, which has caused declines in commercial real estate values and deterioration in the financial condition of various commercial borrowers. These conditions led to Peoples downgrading the loan quality ratings on various commercial real estate loans through its normal loan review process. In addition, several impaired loans have become under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral. As a result, Peoples’ provision for loan losses, net charge-offs and nonperforming loans in 2008, 2009 and 2010 were significantly higher than historical levels. Peoples also recognized losses on other real estate owned (“OREO”) totaling $1.8 million in 2010 attributable to declining commercial real estate values.

•
Peoples’ earnings also have been impacted by ongoing workout efforts related to existing impaired commercial real estate loans. These efforts have included negotiating reduced payoff amounts in connection with the sale of the underlying collateral – commonly referred to as “short sales” – which resulted in additional loan charge-offs and provision for loan losses.  Peoples also took steps to sell three commercial loans involving a common borrower and secured by real estate outside Peoples’ primary market area, resulting in the loans being re-classified to “held-for-sale”.   Management believes these workout efforts are prudent since they afford opportunities to reduce nonperforming assets and manage loss exposures within the loan portfolio.

•
During 2009, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) took steps to rebuild the Deposit Insurance Fund, which had been reduced substantially by the higher rate of bank failures in 2008 and 2009 compared to prior years.  These actions affected all FDIC-insured depository institutions and included increasing base assessment rates beginning April 1, 2009, imposing a one-time special assessment during the second quarter of 2009, and requiring the prepayment of assessments for fourth quarter 2009 and full years 2010 through 2012 on December 29, 2009.  As a result of the FDIC’s actions, Peoples recorded FDIC insurance expense of $2.5 million in 2010, $3.4 million in 2009, of which $930,000 related to the special assessment, and $361,000 in 2008.  Additionally, Peoples prepaid $9.0 million of FDIC assessments on December 29, 2009, which was recorded as a prepaid expense included in “Other Assets” on the Consolidated Balance Sheets, and subsequently amortized as FDIC insurance expense based upon actual insurance assessments.  This prepayment did not have a material adverse effect on Peoples’ liquidity, financial condition or results of operations.

•
Peoples’ Board of Directors declared quarterly cash dividends of $0.10 per common share for the final two quarters of 2009 and all of 2010.  These dividends represented a reduction from the $0.23 per common share paid in the first two quarters of 2009.  Management believes the lower dividend rate balances the need for Peoples to maintain a dividend payout consistent with recent earnings levels and long-term capital needs while also providing a return on shareholder investment.

•
Peoples' net interest income and margin are impacted by changes in market interest rates based upon actions taken by the Federal Reserve either directly or through its Open Market Committee. Between August 2007 and December 2008, the Federal Reserve reduced the target Federal Funds rate 500 basis points to a range of 0% to 0.25% and reduced the Discount Rate 575 basis points to 0.50%. These actions caused a corresponding downward shift in short-term market interest rates.  In 2009, the Federal Reserve maintained the target Federal Funds Rate and Discount Rate at their historically low levels of 0% to 0.25% and 0.50%, respectively.  In February 2010, the Federal Reserve increased the Discount Rate by 25 basis points to 0.75% while leaving its target Federal Funds Rate range unchanged, thereby widening the spread between the Discount Rate and the high end of the target Federal Funds Rate.

•
In late 2008, the Federal Reserve initiated a plan to buy mortgage-backed and other debt securities through its open market operations as a means of lowering longer-term market interest rates and stimulating the economy – a policy commonly referred to as “quantitative easing”.  The resulting purchases caused a flattening of the yield curve in the first half of 2009. The yield curve steepened moderately in the second half of 2009 after the Federal Reserve halted its investment purchases. In mid-2010, the Federal Reserve signaled the possibility of additional quantitative easing, which resulted in a flatter yield curve during much of the second half of 2010. In late 2010, the yield curve steepened after the Federal Reserve announced its plan to purchase U.S. Treasury securities with shorter maturities than anticipated by many market participants.

The impact of these transactions or events, where significant, is discussed in the applicable sections of this Management’s Discussion and Analysis.

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to generally accepted accounting principles in the United States of America (“US GAAP”) and to general practices within the financial services industry.  A summary of significant accounting policies is contained in Note 1 of the Notes to the Consolidated Financial Statements.  While all of these policies are important to understanding the Consolidated Financial Statements, certain accounting policies require management to exercise judgment and make estimates or assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates and assumptions are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates or assumptions.

Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in the policies, are critical to an understanding of Peoples’ Consolidated Financial Statements and management’s discussion and analysis of financial condition and results of operations.

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

Peoples discontinues the accrual of interest on a loan when conditions cause management to believe collection of all or any portion of the loan’s contractual interest is doubtful.  Such conditions may include the borrower being 90 days or more past due on any contractual payments or current information regarding the borrower’s financial condition and repayment ability.  All unpaid accrued interest deemed uncollectible is reversed, which would reduce Peoples’ net interest income.  Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured.

Allowance for Loan Losses
In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management.  Peoples maintains an allowance for loan losses based on a quarterly analysis of the loan portfolio and estimation of the losses that are probable of occurrence within the loan portfolio.  This formal analysis determines an appropriate level and allocation of the allowance for loan losses among loan types and resulting provision for loan losses by considering factors affecting losses, including specific losses, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors.  Management continually monitors the loan portfolio through Peoples Bank’s Loan Review Department and Loan Loss Committee to evaluate the adequacy of the allowance.  The provision could increase or decrease each quarter based upon the results of management’s formal analysis.

The amount of the allowance for loan losses for the various loan types represents management’s estimate of probable losses from existing loans.  Management evaluates lending relationships deemed to be impaired on an individual basis and makes specific allocations of the allowance for loan losses for each relationship based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.  For all other loans, management evaluates pools of homogeneous loans (such as residential mortgage loans and consumer loans) and makes general allocations for each loan pool based upon historical loss experience.   While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.

This evaluation of individual impaired loans requires management to make estimates of the amounts and timing of future cash flows on impaired loans, which consist primarily of loans placed on nonaccrual status, restructured or internally classified as substandard or doubtful.  These reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, the loan cash flow characteristics, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors.  Allowances for homogeneous loans are evaluated based upon historical loss experience, adjusted for qualitative risk factors, such as trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market.  As part of the process of identifying the pools of homogenous loans, management takes into account any concentrations of risk within any portfolio segment, including any significant industrial concentrations.  Consistent with the evaluation of allowances for homogenous loans, the allowance relating to the Overdraft Privilege program is based upon management’s monthly analysis of accounts in the program.  This analysis considers factors that could affect losses on existing accounts, including historical loss experience and length of overdraft.

There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses at December 31, 2010, was adequate to provide for probable losses from existing loans based on information currently available.  While management uses available information to estimate losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors.  As such, adverse changes in economic activity could reduce currently estimated cash flows for both commercial and individual borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans in the future.

Investment Securities
Peoples’ investment portfolio accounted for 35% of total assets at December 31, 2010, of which approximately 96% were classified as available-for-sale.  Correspondingly, Peoples carries these securities at fair value on its Consolidated Balance Sheets, with any unrealized gain or loss recorded in stockholders’ equity as a component of accumulated other comprehensive income.  As a result, both the investment and equity sections of Peoples’ Consolidated Balance Sheet are sensitive to changes in the overall market value of the investment portfolio, due to changes in market interest rates, investor confidence and other factors affecting market values.

While temporary changes in the fair value of available-for-sale securities are not recognized in earnings, Peoples is required to evaluate all investment securities with an unrealized loss on a quarterly basis to identify potential other-than-temporary impairment (“OTTI”) losses.  This analysis requires management to consider various factors that involve judgment and estimation, including duration and magnitude of the decline in value, the financial condition of the issuer or pool of issuers and structure of the security.

In early 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement that modified the general standards of accounting for OTTI losses.  Prior to this pronouncement, if Peoples determined a loss to be “other-than-temporary”, then an impairment loss was recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  Under the new standards adopted by Peoples in the second quarter of 2009, an OTTI loss is recognized in earnings only when (1) Peoples intends to sell the debt security; (2) it is more likely than not that Peoples will be required to sell the security before recovery of its amortized cost basis or (3) Peoples does not expect to recover the entire amortized cost basis of the security.  In situations where Peoples intends to sell or when it is more likely than not that Peoples will be required to sell the security, the entire OTTI loss must be recognized in earnings.  In all other situations, only the portion of the OTTI losses representing the credit loss must be recognized in earnings, with the remaining portion being recognized in stockholders’ equity as a component of accumulated other comprehensive income, net of deferred taxes.

Additional information regarding impairment losses recognized can be found later in this discussion under the caption “Net Impairment Losses”.

Goodwill and Other Intangible Assets
In prior years, Peoples recorded goodwill and other intangible assets as a result of acquisitions accounted for under the purchase method of accounting.  Under the purchase method, Peoples is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition.  Goodwill represents the excess cost over the fair value of net assets acquired and is not amortized but is tested for impairment when indicators of impairment exist, or at least annually.  Peoples’ other intangible assets consist of customer relationship intangible assets, primarily core deposit intangibles, representing the present value of future net income to be earned from acquired customer relationships with definite useful lives, which are required to be amortized over their estimated useful lives.

The value of recorded goodwill is supported ultimately by revenue that is driven by the volume of business transacted and Peoples’ ability to provide quality, cost-effective services in a competitive market place.  A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.  Potential goodwill impairment exists when the fair value of the reporting unit (as defined by US GAAP) is less than its carrying value.  An impairment loss is recognized in earnings only when the carrying amount of goodwill is less than its implied fair value.

Peoples performs its required annual impairment test as of June 30 each year.  Management concluded no impairment existed at June 30, 2010, since the fair value of Peoples’ single reporting unit exceeded its carrying value.   Peoples is required to perform interim tests for goodwill impairment in subsequent quarters if events occur or circumstances change that indicate potential goodwill impairment exists, such as adverse changes to Peoples’ business or a significant decline in Peoples’ market capitalization.

 In the second half of 2010, Peoples' provisions for loan losses remained elevated, as a result of continued weakness in commercial real estate values which resulted in additional losses on portfolio loans, other real estate owned and loans held-for-sale.  Additionally, Peoples’ market capitalization during the second half of 2010 remained less than its book value.  Management believed these conditions were indicators of potential goodwill impairment and performed interim impairment tests as of September 30, and December 31, 2010.  Based on its analyses, management concluded the estimated fair value of Peoples' single reporting unit exceeded its carrying amount, although the excess was not significant enough to provide management with a reasonable basis on which to conclude further evaluation was not necessary.  Consequently, management performed additional analyses to estimate the fair value of goodwill and concluded no goodwill was impair since the estimated fair value of goodwill exceeded its carrying value.  Management’s analysis indicated that a decline in the fair value of Peoples’ single reporting unit of 24% or more would result in goodwill impairment as of December 31, 2010.

The significant assumptions made by management in estimating the reporting unit’s fair value were (1) level of future cash flows over the next five years, (2) long-term growth rate of cash flows after year five and (3) the discount rate.  Management’s analysis at year-end 2010 indicated a 25% sustained decline in future cash flows or a 40 basis point increase in the discount rate would cause the implied fair value of goodwill to equal its carrying value.

Peoples records mortgage servicing rights (“MSRs”) in connection with its mortgage banking activities, which are intangible assets representing the right to service loans sold to third party investors.  These intangible assets are recorded initially at fair value and subsequently amortized over the estimated life of the loans sold.  MSRs are stratified based on their predominant risk characteristics and assessed for impairment at the strata level at each reporting date based on their fair value.  At December 31, 2010, management concluded no portion of the recorded MSRs was impaired since the fair value exceeded the carrying value.  However, future events, such as a significant increase in prepayment speeds, could result in a fair value that is less than the carrying amount, which would require the recognition of an impairment loss in earnings.

Income Taxes
Income taxes are recorded based on the liability method of accounting, which includes the recognition of deferred tax assets and liabilities for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  In general, Peoples records deferred tax assets when the event giving rise to the tax benefit has been recognized in the Consolidated Financial Statements.

A valuation allowance is recognized to reduce any deferred tax asset that, based upon available information, it is more-likely-than-not all, or any portion, of the deferred tax asset will not be realized.  Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets.  In most cases, the realization of deferred tax assets is dependent upon Peoples generating a sufficient level of taxable income in future periods, which can be difficult to predict.  Peoples’ largest deferred tax assets involve differences related to Peoples’ allowance for loan losses and realization of income tax credits received from Peoples’ investments in low-income housing projects and funds.  Given the nature of Peoples’ deferred tax assets, management determined no valuation allowances were needed at either December 31, 2010 or 2009.

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

From time-to-time and in the ordinary course of business, Peoples is involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions taken by Peoples in its tax returns.  Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  Management believes it has taken appropriate positions on its tax returns, although the ultimate outcome of any tax review cannot be predicted with certainty.  Consequently, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical financial statements.

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

Available-for-Sale Investment Securities
Investment securities classified as available-for-sale are measured and reported at fair value on a recurring basis.  For most securities, the fair value is based upon quoted market prices or determined by pricing models that consider observable market data.  However, the fair value of certain investment securities, such as CDO securities and similar structured investments, must be based upon unobservable market data, such as non-binding broker quotes and discounted cash flow analysis or similar models, due to the absence of an active market for these securities.  As a result, management’s determination of fair value for these securities is highly dependent on subjective or complex judgments, estimates and assumptions, which could change materially between periods.  Management occasionally uses information from independent third-party consultants in its determination of the fair value of more complex investment securities, such as the CDO securities.  At December 31, 2010, all of Peoples’ available-for-sale investment securities were measured using observable market data.

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

Peoples currently possesses a single reporting unit for goodwill impairment testing.  While quoted market prices exist for Peoples’ common shares since they are publicly traded, these market prices do not necessarily reflect the value associated with gaining control of an entity.  Thus, management takes into account all appropriate fair value measurements in determining the estimated fair value of the reporting unit.  These measurements include transaction prices of recently acquired institutions based upon multiples of book value or earnings and discounted cash flow analysis.

For Peoples’ December 31, 2010 goodwill impairment test, management estimated the fair value of Peoples’ reporting unit using both an income approach and a market approach.  The income approach consisted of a discounted cash flow analysis of projected future earnings.  The market approach was based upon multiples of book value of recently acquired financial institutions, including distressed institutions.  The discount rate used represented the estimated cost of Peoples’ common equity based upon observable market data.  The fair values derived under both approaches were weighted to arrive at an overall estimated fair value.  Management placed greater weight on the income approach due to the limited number of acquisitions occurring in 2010 involving healthy or non-distress entities compared to prior years.  Consequently, the estimated fair value of Peoples’ reporting unit could be materially different in future periods due to changes in either projected future earnings or the cost of common equity.

The measurement of any actual impairment loss requires management to calculate the implied fair value of goodwill by deducting the fair value of all tangible and separately identifiable intangible net assets (including unrecognized intangible assets) from the fair value of the reporting unit.  The fair value of net tangible assets is calculated using the methodologies described in Note 2 of the Notes to the Consolidated Financial Statements.  Customer relationship intangibles are the only separately identifiable intangible assets included in the calculation of the implied fair value of goodwill.  The amount of these intangibles represents the present value of the future earnings stream attributable to the deposit relationships.

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

EXECUTIVE SUMMARY

    In 2010, net income available to common shareholders totaled $3.5 million, versus $2.3 million in 2009 and $7.5 million in 2008, representing diluted earnings per common share of $0.34, $0.22 and $0.72, respectively.  Key factors for the lower earnings over the last three years were higher than historical levels of provision for loan losses and other loan-related credit losses, plus OTTI losses related to investment securities.  Earnings available to common shareholders for 2009 and 2010 also were reduced by preferred dividends of $1.9 million and $2.1 million, respectively, related to the TARP Capital Investment.  Despite these challenges, Peoples generated positive results in several key areas, including expansion of retail deposits, expense control and continued diversification of revenues.

 Provision for loan losses totaled $26.9 million in 2010, compared to $25.7 million in 2009 and $27.6 million in 2008.  These provisions reflect the amounts needed to maintain the adequacy of the allowance for loan losses based on management’s formal quarterly analysis.  The combination of steady declines in commercial real estate values and the deteriorating financial condition of borrowers commensurate with recessionary economic conditions resulted in higher provisions for loan losses than historical amounts.

 Net interest income decreased 3% in 2010 compared to the prior year, due primarily to decreased earning assets as a result of commercial loan payoffs and charge-offs, coupled with lower reinvestment rates corresponding with market interest rates.  In comparison, net interest income grew 6% in 2009, due to a greater decrease in Peoples' funding costs in comparison to asset yields in response to lower short-term market rates.  Net interest margin has been relatively stable over the last three years, as management took steps to adjust the balance sheet size and mix to lessen the impact of historically low market interest rates.

Non-interest income, which excludes the impact of gains and losses, was down slightly in 2010 compared to the prior year.  Electronic banking income increased 19% in 2010, while trust and investment income grew 13%.  Both of these increases were more than offset by lower deposit account service charges and insurance income.  In 2009, total non-interest income was consistent with the prior year.  Peoples experienced significant growth in mortgage banking income due to strong refinancing activity, which was offset by declines in other non-interest income categories.

Total non-interest expense decreased 3% in 2010, to $57.0 million, largely attributable to cost saving initiatives implemented during 2010.  The impact of these initiatives was tempered by costs associated with an elevated level of foreclosed real estate and problems loans.  In 2009, total non-interest expense was up $5.2 million over the prior year, with most of this increase due to $3.1 million in additional FDIC insurance expense.  Other significant factors impacting the increase in 2009 included higher employee medical benefit costs and workout costs for problem loans.

 Total assets decreased $163.8 million in 2010, to $1.84 billion at December 31, 2010, due primarily to a planned reduction in the size of the investment portfolio.  As a result, total investment securities decreased $110.6 million, to $641.3 million at December 31, 2010.  Cash and cash equivalents were $74.6 million at year-end 2010, versus $41.8 million at December 31, 2009.  This increase was the result of Peoples maintaining a higher level of excess cash reserves at the Federal Reserve Bank.  Gross portfolio loan balances decreased $91.3 million in 2010, due primarily to commercial loan payoffs and charge-offs exceeding new production.  At December 31, 2010, the allowance for loan losses was $26.8 million, or 2.79% of gross loans, versus $27.3 million, or 2.59%, at year-end 2009.  The increase in allowance percentage was primarily attributable to elevated charge-offs in recent quarters, and was partially offset by the lower level of watch-rated credits, which are loans possessing some credit deficiency or potential weakness.

 At December 31, 2010, total liabilities were $1.61 billion, down $150.6 million or 9% compared to year-end 2009.  Much of this decrease was attributable to balance sheet deleveraging in 2010, which included reductions in high-cost, non-core deposits and wholesale borrowings.  Total deposit balances decreased $34.3 million in 2010, as a $51.4 million decline in interest-bearing deposits, primarily certificates of deposit and governmental public funds, was partially offset by growth in non-interest-bearing deposits of $17.1 million.  At December 31, 2010, total borrowed funds were down $113.8 million, or 33%, to $231.8 million, compared to year-end 2009.

Total stockholders’ equity was 5% lower at year-end 2010 than at December 31, 2009.  This decrease was due entirely to a decline in fair value of Peoples’ available-for-sale investment portfolio, which resulted in a $15.1 million decrease in stockholders' equity.  As a result, tangible common equity was 7.17% of tangible assets at year-end 2010, versus 7.22% at December 31, 2009.  Peoples' Total Risk-Based capital ratio remained strong at 18.24% at year-end 2010, compared to 16.80% at December 31, 2009.

RESULTS OF OPERATIONS

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

Peoples monitors net interest income performance and manages its balance sheet composition through regular Asset-Liability Management Committee (“ALCO”) meetings.  The asset/liability management process employed by the ALCO is intended to mitigate the impact of future interest rate changes on Peoples’ net interest income and earnings.  However, the frequency and/or magnitude of changes in market interest rates are difficult to predict, and may have a greater impact on net interest income than adjustments management is able to make.

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

The following table details Peoples’ average balance sheets for the years ended December 31:

	2010			2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Short-Term Investments:
Total short-term investments	$36,508	$91	0.25%	$28,496	$70	0.25%	$2,871	$65	2.28%
Investment Securities (1):
Taxable	656,719	29,728	4.53%	660,828	34,522	5.22%	549,687	29,106	5.30%
Nontaxable (2)	57,781	3,621	6.27%	67,471	4,325	6.41%	65,624	4,289	6.54%
Total investment securities	714,500	33,349	4.67%	728,299	38,847	5.33%	615,311	33,395	5.43%
Loans (3):
Commercial	682,736	36,169	5.30%	725,021	40,299	5.56%	744,584	48,291	6.49%
Real estate (4)	260,964	14,650	5.61%	273,625	17,163	6.27%	283,285	19,221	6.79%
Consumer	86,203	6,618	7.68%	94,411	7,331	7.76%	85,378	6,861	8.04%
Total loans	1,029,903	57,437	5.58%	1,093,057	64,793	5.93%	1,113,247	74,373	6.69%
Less: Allowance for loan losses	(29,597)			(25,081)			(17,428)
Net loans	1,000,306	57,437	5.74%	1,067,976	64,793	6.07%	1,095,819	74,373	6.79%
Total earning assets	1,751,314	90,877	5.19%	1,824,771	103,710	5.68%	1,714,001	107,833	6.29%
Intangible assets	65,153			66,010			67,203
Other assets	145,260			133,530			128,798
Total assets	$1,961,727			$2,024,311			$1,910,002
Deposits:
Savings accounts	$120,301	$193	0.16%	$126,226	$645	0.51%	$114,651	$583	0.51%
Interest-bearing demand accounts	234,503	2,614	1.11%	207,117	3,127	1.51%	199,639	3,578	1.79%
Money market accounts	291,632	2,171	0.74%	235,690	2,735	1.16%	168,075	3,482	2.07%
Brokered certificates of deposit	102,153	2,994	2.93%	131,071	4,500	3.43%	91,797	3,767	4.10%
Retail certificates of deposit	451,746	11,150	2.47%	506,132	15,116	2.99%	508,497	19,900	3.91%
Total interest-bearing deposits	1,200,335	19,122	1.59%	1,206,236	26,123	2.17%	1,082,659	31,310	2.89%
Borrowed Funds:
Short-term FHLB advances	8,712	10	0.11%	6,867	15	0.19%	102,146	2,557	2.46%
Retail repurchase agreements	50,185	252	0.49%	53,056	468	0.87%	40,524	826	2.00%
Total short-term borrowings	58,897	262	0.44%	59,923	483	0.81%	142,670	3,383	2.37%
Long-term FHLB advances	102,685	3,624	3.53%	136,272	5,354	3.93%	116,176	4,856	4.18%
Wholesale repurchase agreements	113,219	4,440	3.87%	153,795	6,323	4.05%	148,251	6,223	4.13%
Other borrowings	22,548	1,985	8.69%	22,513	1,979	8.67%	22,478	1,976	8.65%
Total long-term borrowings	238,452	10,049	4.18%	312,580	13,656	4.37%	286,905	13,055	4.55%
Total borrowed funds	297,349	10,311	3.44%	372,503	14,139	3.76%	429,575	16,438	3.78%
Total interest-bearing liabilities	1,497,684	29,433	1.96%	1,578,739	40,262	2.55%	1,512,234	47,748	3.15%
Non-interest-bearing deposits	210,310			195,688			180,973
Other liabilities	14,336			17,036			13,892
Total liabilities	1,722,330			1,791,463			1,707,099
Preferred equity	38,594			35,438			–
Common equity	200,803			197,410			202,903
Total stockholders’ equity	239,397			232,848			202,903
Total liabilities and
stockholders’ equity	$1,961,727			$2,024,311			$1,910,002
Interest rate spread		$61,444	3.23%		$63,448	3.13%		$60,085	3.14%
Net interest margin			3.51%			3.48%			3.51%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal tax rate.

(3)
Nonaccrual and impaired loans are included in the average loan balances.  Related interest income earned on nonaccrual loans prior to the loan being placed on nonaccrual status is included in loan interest income.  Loan fees included in interest income were immaterial for all periods presented.

(4)	Loans held for sale are included in the average loan balance listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.

The following table details the calculation of FTE net interest income for the years ended December 31:

(Dollars in thousands)	2010	2009	2008
Net interest income, as reported	$59,902	$61,843	$58,479
Taxable equivalent adjustments	1,542	1,605	1,606
Fully tax-equivalent net interest income	$61,444	$63,448	$60,085

The following table provides an analysis of the changes in net interest income:

(Dollars in thousands)	Change from 2009 to 2010 (1)			Change from 2008 to 2009 (1)
Increase (decrease) in:	Rate	Volume	Total	Rate	Volume	Total
INTEREST INCOME:
Short-term investments	$-	$21	$21	$(93)	$98	$5
Investment Securities: (2)
Taxable	(4,581)	(214)	(4,795)	(421)	5,837	5,416
Nontaxable	(93)	(611)	(704)	(86)	122	36
Total investment income	(4,674)	(825)	(5,499)	(507)	5,959	5,452
Loans:
Commercial	(1,831)	(2,298)	(4,129)	(6,756)	(1,236)	(7,992)
Real estate	(1,747)	(766)	(2,513)	(1,422)	(636)	(2,058)
Consumer	(80)	(633)	(713)	(240)	710	470
Total loan income	(3,658)	(3,697)	(7,355)	(8,418)	(1,162)	(9,580)
Total interest income	(8,332)	(4,501)	(12,833)	(9,018)	4,895	(4,123)
INTEREST EXPENSE:
Deposits:
Savings deposits	(423)	(29)	(452)	1	61	62
Interest-bearing transaction	(894)	381	(513)	(580)	129	(451)
Money market	(1,125)	561	(564)	(1,851)	1,104	(747)
Brokered time	(601)	(905)	(1,506)	(688)	1,421	733
Retail time	(2,450)	(1,516)	(3,966)	(4,692)	(92)	(4,784)
Total deposit cost	(5,493)	(1,508)	(7,001)	(7,810)	2,623	(5,187)
Borrowed funds:
Short-term borrowings	(199)	(22)	(221)	(1,818)	(1,082)	(2,900)
Long-term borrowings	(779)	(2,828)	(3,607)	(420)	1,021	601
Total borrowed funds cost	(978)	(2,850)	(3,828)	(2,238)	(61)	(2,299)
Total interest expense	(6,471)	(4,358)	(10,829)	(10,048)	2,562	(7,486)
Net interest income	$(1,861)	$(143)	$(2,004)	$1,030	$2,333	$3,363

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the dollar amounts of the change in each.

(2)	Presented on a fully tax-equivalent basis.

In 2010, net interest income was adversely affected by declining asset yields as excess funds were reinvested at lower market interest rates, especially during the second half of the year when the yield curve flattened.  A contributing factor for the lower net interest income in 2010 was the decrease in loan balances experienced during the year.  Given these conditions, management took steps throughout 2010 to reduce funding costs, where possible, as a means of offsetting the lower asset yields.  These efforts included adjusting Peoples' funding mix away from high-cost deposits and wholesale borrowings and into lower-cost, core deposits.  However, the ability to reduce funding costs was limited by the lack of significant high-cost liabilities maturing in 2010.

In comparison, net interest income in 2009 benefited from the lower short-term market interest rates that existed because of the Federal Reserve's actions, as Peoples was able to reduce its funding costs to a greater extent than the decline experienced in its asset yields.  Additionally, growth in low-cost retail deposits allowed Peoples to repay maturing higher-cost wholesale funding, further contributing to the decline in funding costs.

Peoples' net interest margin, although pressured by the changes in interest rates and corresponding slope of the yield curve, remained relatively consistent in both 2010 and 2009, due to Peoples' active management of its balance sheet and interest rate risk profile.  Net interest margin also was negatively impacted by Peoples maintaining excess cash reserves at the Federal Reserve Bank of Cleveland.  These cash balances were maintained due to a lack of investment opportunities that satisfied management's risk-reward criteria, coupled with Peoples’ desire to repay maturing high-cost wholesale funding.

Average loan balances decreased in both 2009 and 2010, reflecting significant commercial loan payoffs and elevated charge-off levels over the last three years.  Average loan balances also were impacted by residential real estate loans being refinanced and sold to the secondary market due to customer demand for long-term, fixed-rate loans.  While these reductions in average loan balances negatively impacted interest income, Peoples took advantage of attractive investment opportunities that were available during most of 2008 and early 2009, which accounted for the increase in average investment securities since 2008.

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

Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

(Dollars in thousands)	2010	2009	2008
Provision for checking account overdrafts	$551	$799	$1,125
Provision for other loan losses	26,365	24,922	26,515
Total provision for loan losses	$26,916	$25,721	$27,640

As a percentage of average gross loans	2.61%	2.35%	2.48%

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

Net Impairment Losses
The following table details the net impairment losses recognized on available-for-sale securities:

(Dollars in thousands)	2010	2009	2008
Collateralized debt obligations	$986	$3,707	$1,920
Mortgage-backed securities	800	–	–
Individual bank-issued trust preferred securities	–	4,000	2,080
Preferred stocks	–	–	260
Total net impairment losses	$1,786	$7,707	$4,260

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

 Since 2007, the fair value of CDO securities, including those held in Peoples’ investment portfolio, has been affected by the continued liquidity and credit concerns within the financial markets, as well as the downgrading of these securities by rating agencies.  Additionally, several underlying issuers have either deferred or defaulted on the payment obligations, which reduced the overall cash flow stream in these structured investments.  In 2009, management’s analysis concluded Peoples’ two mezzanine tranche CDO securities were total losses since it was probable Peoples would not recover the amortized cost of the securities.  Similarly, Peoples' two equity tranche CDO securities were deemed total losses in the first quarter of 2010 based on management's analysis of estimated cash flows to be received.  Additional information regarding Peoples’ investments in CDO securities can be found later in this discussion under the caption “Investment Securities”.

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

Management performed its quarterly analysis of the remaining investment securities with an unrealized loss at December 31, 2010, and concluded no other individual securities were other-than-temporarily impaired.

Other Gains and Losses
The following table details the other gains and losses recognized in each of the last three years:

(Dollars in thousands)	2010	2009	2008
Net (loss) gain attributable to:
Early debt extinguishment	$(3,630)	$–	$–
OREO	(1,854)	(118)	(9)
Loans held-for-sale	(1,319)	–	–
Disposals of bank premises and equipment	(88)	15	(10)
Sale of merchant services	–	–	500
Sale of banking office	–	–	275
Total other (losses) gains	$(6,891)	$(103)	$756

    The loss recognized on early debt extinguishment in 2010 was the result of the prepayments completed in the third quarter.  Almost all of the net loss on OREO recognized in 2010 was the result of write-downs on two unrelated commercial properties held as OREO throughout 2010, while the losses in prior years were attributable to sales of OREO.

Non-Interest Income
Peoples generates non-interest income, which excludes gains and losses on investments and other assets, from six primary sources: deposit account service charges, trust and investment activities, insurance sales revenues, electronic banking (“e-banking”), mortgage banking and bank owned life insurance (“BOLI”).

 In recent years, Peoples has placed increased emphasis on reducing its reliance on net interest income by growing non-interest income, especially fee-based revenues not affected by interest rate changes, and, thus, diversifying its revenue stream.  In 2010, non-interest income was driven primarily by stronger e-banking revenue and trust and investment income, as recessionary economic conditions negatively impacted other non-interest revenues.  Total non-interest income accounted for 34.6% of Peoples’ total revenues in 2010, compared to 34.1% in 2009 and 35.4% in 2008.

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

(Dollars in thousands)	2010	2009	2008
Overdraft fees	$7,012	$7,869	$7,356
Non-sufficient funds fees	1,345	1,467	1,682
Other fees and charges	1,224	1,054	1,099
Total deposit account service charges	$9,581	$10,390	$10,137

The amount of deposit account service charges, particularly overdraft and non-sufficient funds fees, is largely dependent on the timing and volume of customer activity.  As a result, the amount ultimately recognized by Peoples can fluctuate from period to period.  Peoples experiences seasonal changes in overdraft and non-sufficient funds fees, primarily in the first and fourth quarters. Typically, the volume of overdraft and non-sufficient funds fees are lower in the first quarter attributable to customers receiving income tax refunds, while volumes generally increase in the fourth quarter in connection with the holiday shopping season.

New regulations governing overdraft fees became effective during the third quarter of 2010, which limit the ability of banks to impose overdraft fees on certain transactions.  Management has taken steps to mitigate the adverse impact of the regulatory changes.  As a result, the lower overdraft fees in 2010 largely reflect reduced volumes driven by changes in customer behavior.  Therefore, it remains difficult to predict whether or not the overdraft fee regulations will have a material adverse affect on Peoples’ deposit account service charges.

 Insurance income also comprises a significant portion of Peoples’ total non-interest income.  The following table details Peoples’ insurance income:

(Dollars in thousands)	2010	2009	2008
Property and casualty insurance commissions	$7,385	$7,633	$7,982
Life and health insurance commissions	580	661	645
Credit life and A&H insurance commissions	123	119	175
Performance based commissions	585	828	864
Other fees and charges	173	149	236
Total insurance income	$8,846	$9,390	$9,902

Peoples’ insurance income consists predominantly of commission revenue from the sale of property and casualty insurance to commercial customers.  While Peoples continues to be successful at retaining existing insurance customers, property and casualty insurance commission levels in 2009 and 2010 were lower, reflecting the effects of a contracting economy on commercial insurance needs, plus lower pricing margins due to competition within the insurance industry. The bulk of the performance based commission income is received annually by Peoples during the first quarter and is based on a combination of factors, including loss experience of insurance policies sold, production volumes and overall financial performance of the insurance industry during the preceding year.  As a result, the amount of performance based commission income recognized by Peoples is difficult to predict and could fluctuate from year to year.

Peoples’ trust and investment income is comprised of revenue generated from its fiduciary activities and the sale of investment services.  The following table details Peoples’ trust and investment income for the years ended December 31 and market value of managed assets at year-end:

(Dollars in thousands)	2010	2009	2008
Fiduciary	$4,396	$3,760	$4,113
Brokerage	952	962	1,026
Total trust and investment income	$5,348	$4,722	$5,139

Trust assets under management	$836,587	$750,993	$685,705
Brokerage assets under management	256,579	216,479	184,301
Total managed assets	$1,093,166	$967,472	$870,006

Average during the year	$977,577	$873,930	$942,965

Both fiduciary and brokerage revenues are based primarily on the value of assets under management.  The market value of Peoples’ managed assets was impacted by the downturn in the financial markets that occurred in the second half of 2008 and continued through most of 2009.  Since late 2009, the value of managed assets has increased due in large part to the general recovery experienced in the financial markets.  During 2008, Peoples attracted over $50 million in new assets, which generated additional revenue and offset the impact of lower market values in the second half of 2008.  In comparison, Peoples added nearly $31 million in managed assets during 2010, which contributed to the increase in trust and investment income.

Peoples’ e-banking services include ATM and debit cards, direct deposit services and internet banking, and serve as alternative delivery channels to traditional sales offices for providing services to clients.  In 2010, Peoples’ customers used their debit cards to complete $338 million of transactions, versus $290 million in 2009 and $272 million in 2008, representing increases of 17% and 7%, respectively.  At December 31, 2010, Peoples had 44,609 deposit relationships with debit cards, or 59% of all eligible deposit accounts, compared to 40,663 relationships, or 57% of eligible accounts, at year-end 2009 and 39,279 relationships, or 57% of eligible accounts, at December 31, 2008.

Peoples’ mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed-rate real estate loans to the secondary market.  As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered by the secondary market.  For most of 2009 and the second half of 2010, Peoples’ secondary market loan production was stronger than in recent years, due mostly to significant refinancing activity.  Long-term mortgage rates rose modestly during the second half of 2009, which persisted in the first half of 2010, resulting in decreased refinancing activity during that period.  During 2010, Peoples sold $64 million of residential real estate loans to the secondary market, versus $95 million in 2009 and $32 million in 2008.

Income generated by Peoples’ BOLI investment serves to enhance operating efficiency by partially offsetting rising employee benefit costs.  Changes in the interest rate environment can have an impact on the associated investment funds and thus the amount of BOLI income recognized by Peoples.  Management monitors the performance of Peoples’ BOLI and may make adjustments to improve the income streams and overall performance.  While the current low interest rate environment has resulted in decreased BOLI income over the last two years, management believes BOLI continues to possess greater long-term potential  to fund future employee benefit costs, and offset the related expense, than alternative investment opportunities with similar risk characteristics.

Non-Interest Expense
In 2010, Peoples' operating expenses were generally controlled due in part to various cost saving initiatives implemented during the year.  These initiatives included freezing virtually all base salaries, curtailing certain employee benefits and reducing or limiting other operating costs.  However, the overall impact on total non-interest expense was limited by higher costs associated with problem loan workouts.

Salaries and employee benefit costs represent Peoples’ largest non-interest expense, accounting for over 50% of total non-interest expense, which is inherent in a service-based industry such as financial services.

The following table details Peoples’ salaries and employee benefit costs:

(Dollars in thousands)	2010	2009	2008
Base salaries and wages	$20,269	$20,455	$20,370
Employee benefits	4,802	5,037	3,983
Sales-based and incentive compensation	3,365	3,130	3,672
Stock-based compensation	92	149	498
Deferred personnel costs	(1,260)	(1,477)	(1,984)
Payroll taxes and other employment-related costs	1,954	2,100	1,982
Total salaries and employee benefit costs	$29,222	$29,394	$28,521

Full-time equivalent employees:
Actual at December 31	534	537	546
Average during the year	531	543	552

Peoples limited salary increases for all employees in both 2009 and 2010, which has caused base salaries and wages to be relatively flat when compared with the previous year.  Peoples’ employee benefit costs have been impacted by a steady increase in employee medical benefit costs in recent years.  For 2010, Peoples reduced its matching contribution to its 401(k) plan, which more than offset the slight increase in employee medical benefit costs. The majority of the sales-based and incentive compensation is attributable to Peoples’ insurance and investment sales activities.

Stock-based compensation is generally recognized over the vesting period, typically ranging from 6 months to 3 years, although Peoples must immediately recognize the entire expense for awards to employees who are eligible for retirement at the grant date.  The majority of Peoples’ stock-based compensation expense is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter and based upon Peoples achieving certain performance goals during the prior year.  Peoples did not grant any equity-based incentive awards to employees or non-employee directors in either 2009 or 2010, due to lower corporate performance results, resulting in decreased stock-based compensation expense being recognized for both years compared to prior years.  Additional information regarding Peoples’ stock-based compensation plans and awards can be found in Note 18 of the Notes to the Consolidated Financial Statements.

Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs.  These costs are capitalized and recognized over the life of the loan through interest income as a yield adjustment.  As a result, the amount of deferred personal costs for each year corresponds directly with the level of new loan originations.  Additional information regarding Peoples' loan activity can be found later in this discussion under the caption “Loans”.

Peoples’ net occupancy and equipment expense was comprised of the following:

(Dollars in thousands)	2010	2009	2008
Depreciation	$1,943	$1,998	$2,066
Repairs and maintenance costs	1,596	1,549	1,452
Net rent expense	894	837	671
Property taxes, utilities and other costs	1,348	1,372	1,351
Total net occupancy and equipment expense	$5,781	$5,756	$5,540

Depreciation expense has decreased in each of the past two years due to existing assets becoming fully depreciated, coupled with fewer shorter-lived assets, such as computers and other office equipment, being placed in service.  Management continues to monitor capital expenditures and explore opportunities to enhance Peoples’ operating efficiency.

Professional fees expense represents the cost of accounting, legal and other third-party professional services utilized by Peoples.  During 2009 and 2010, professional fees were impacted by an increased utilization of external legal services corresponding with the elevated levels of under performing loans and associated workout efforts.  Another significant driver of the higher professional fees in 2010 was increased consulting services related to various management projects during the fourth quarter.  Professional fees for 2009 included legal and consulting fees incurred during the first quarter associated with the TARP Capital Investment and preparation of proxy materials for the Special Meeting of Shareholders.

While actions taken by the FDIC resulted in higher FDIC insurance costs for 2009 and 2010, Peoples' FDIC insurance expense in 2008 benefited from the utilization of a $1.0 million one-time credit received in 2007.  This credit was received in connection with changes to the deposit insurance system for use to offset future insurance premiums, subject to certain limitations.  Peoples utilized $0.5 million of this credit during 2007 and the remainder during the first nine months of 2008.  Additional information regarding Peoples' FDIC insurance assessments may be found in Item 1 of this 10-K in the section captioned "Supervision and Regulations".

Peoples’ e-banking expense, which is comprised of bankcard and internet-based banking costs, increased in both 2009 and 2010 as a result of customers completing a larger percentage of their transactions using their debit cards and Peoples’ internet banking service.  These factors have also produced a greater increase in the corresponding e-banking revenues over the same periods.  Overall, management believes e-banking expense levels are reasonable considering Peoples’ e-banking services have generated higher net revenues and have helped to improve overall relationship profitability, due to the lower transaction costs incurred by Peoples.

Peoples is subject to state franchise taxes, which are based largely on Peoples Bank’s equity at year-end, in the states where it has a physical presence.  Overall, state franchise taxes have remained consistent over the last three years, due to relatively stable equity levels at Peoples Bank.  Peoples regularly evaluates the capital position of its direct and indirect subsidiaries from both a cost and leverage perspective.  Ultimately, management seeks to optimize Peoples’ consolidated capital position through allocation of capital, which is intended to enhance profitability and shareholder value.

Foreclosed real estate and other loan expenses represent costs associated with maintaining foreclosed assets, including real estate taxes and utilities, as well as various administrative costs incurred in connection with servicing and collecting outstanding loans. In both 2009 and 2010, Peoples incurred additional expense due to the higher level of impaired and nonperforming assets.  Further contributing to the increase in 2010 were costs associated with two unrelated commercial properties acquired through foreclosure in the fourth quarter of 2009.

Peoples’ intangible asset amortization expense decreased in both 2009 and 2010 from the use of an accelerated method of amortization for its customer-related intangibles.  As a result, amortization expense will continue to be lower in subsequent years based on the intangible assets included on Peoples’ Consolidated Balance Sheets at December 31, 2010.

Income Tax Expense/Benefit
A key driver of the amount of income tax expense or benefit recognized by Peoples each year is the amount of pre-tax income derived from tax-exempt sources.  Additionally, Peoples receives tax benefits from its investments in tax credit funds, which reduce Peoples' effective tax rate.  A reconciliation of Peoples' recorded income tax expense/benefit and effective tax rate to the statutory tax rate can be found in Note 14 of the Notes to the Consolidated Financial Statements.

FINANCIAL CONDITION

Cash and Cash Equivalents
Peoples considers cash and cash equivalents to consist of Federal Funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid.  The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples’ liquidity needs.  During 2009 and 2010, Peoples maintained excess cash reserves at the Federal Reserve Bank of Cleveland rather than in Federal Funds sold due to more favorable interest rates.  These excess reserves are included in interest-bearing deposits in other banks on the Consolidated Balance Sheets and totaled $44.6 million and $11.4 million at December 31, 2010 and 2009, respectively.  No such excess reserves were maintained prior to 2009.

In 2010, total cash and cash equivalents increased $32.9 million, driven by net cash provided by Peoples' investing and operating activities of $141.5 million and $45.1 million, respectively, of which $153.7 million was used in financing activities.  The net cash provided by investing activities was primarily the result of management not reinvesting $84.1 million of the cash flow generated from the investment portfolio, coupled with loan payments and payoffs exceeding new originations by $61.1 million.  The net cash used in Peoples' financing activities was attributed to intentional reductions in borrowed funds and interest-bearing deposit balances.

In comparison, total cash and cash equivalents decreased $6.2 million in 2009, as the net cash provided by Peoples’ operating and investing activities of $23.3 million and $7.8 million, respectively, was used in financing activities.  Net cash provided by investing activities was the result of loan payments and payoffs exceeding new originations by $24.7 million, of which a portion was used for purchases of new investment securities.  Financing activities consumed $24.9 million of net cash, as Peoples reduced borrowed funds by $84.1 million, which was partially offset by $68.4 million of funds from net deposit growth and the TARP Capital Investment.

Further information regarding the management of Peoples’ liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
The following table details Peoples’ available-for-sale investment portfolio at December 31:

(Dollars in thousands)	2010	2009	2008	2007	2006
Obligations of:
U.S. Treasury and government agencies	$39	$82	$176	$197	$282
U.S. government sponsored agencies	12,262	4,473	8,442	74,470	105,858
States and political subdivisions	47,379	62,953	68,930	69,247	53,938
Residential mortgage-backed securities	507,534	558,825	511,201	356,605	304,413
Commercial mortgage-backed securities	30,700	24,188	25,951	–	–
Bank-issued trust preferred securities	12,984	13,826	17,888	19,185	29,594
Equity securities	3,088	2,593	2,761	4,566	4,588
U.S. government-backed student loan pools	–	59,442	44,985	–	–
Collateralized debt obligations	–	165	4,423	5,896	2,120
Preferred stocks	–	–	–	12,065	24,742
Total available-for-sale investment securities	$613,986	$726,547	$684,757	$542,231	$525,535
Total amortized cost	$617,121	$706,444	$696,855	$535,979	$527,041
Net unrealized (loss) gain	$(3,135)	$20,103	$(12,098)	$6,252	$(1,506)

The size and composition of Peoples’ investment portfolio changed significantly since year-end 2009, primarily reflecting the deleveraging undertaken in the third quarter. While the majority of the proceeds from the third quarter 2010 investment sales were used to prepay long-term borrowings, a portion was reinvested into bonds issued by U.S. government sponsored agencies, which accounted for the increase in this segment at December 31, 2010.

In late 2008 and early 2009, Peoples purchased seven different floating-rate U.S. government-backed student loan pools, with an aggregate par amount of $58 million, at moderate discounts due to the market conditions that existed at that time.  These securities were purchased as part of Peoples’ overall interest risk positioning in anticipation of rising interest rates.  In 2010, the sustained low interest rate environment negatively affected the yields on these securities.  As a result, Peoples sold its entire holdings of U.S. government-backed student loan pools, which produced a net gain of $5.7 million.  All but $12 million of these securities were sold as part of the third quarter deleveraging.

A significant portion of Peoples’ residential and commercial mortgage-backed securities are comprised of securities either guaranteed by the U.S. government or issued by U.S. government-sponsored agencies, such as Fannie Mae and Freddie Mac.  The remaining portion of Peoples’ mortgage-backed securities consists of securities issued by other entities, including other financial institutions, which are not guaranteed by the U.S. government.  The following table details Peoples’ investment in these “non-agency” securities at December 31:

(Dollars in thousands)	2010	2009	2008	2007	2006
Residential	$113,559	$153,621	$192,133	$46,990	$38,928
Commercial	26,090	24,188	25,951	–	–
Total fair value	$139,649	$177,809	$218,084	$46,990	$38,928
Total amortized cost	$136,997	$177,370	$231,153	$47,757	$39,952
Net unrealized gain (loss)	$2,652	$439	$(13,069)	$(767)	$(1,024)

The non-agency portfolio consists entirely of first lien residential and commercial mortgages and all securities are rated AAA or equivalent by Moody’s, Standard & Poor’s or Fitch.  Approximately 96% of the portfolio consists of 2003 or earlier originations and 88% of the portfolio consists of underlying fixed-rate mortgages.

At December 31, 2010, Peoples’ investment in individual bank-issued trust preferred securities consisted of holdings of seven unrelated issuers.  All of these securities remain current on contractual interest payment.  In addition, an aggregate of $10 million of these securities relate to issuers involved in the comprehensive capital assessment conducted by federal bank supervisors in the first half of 2009 – known as the Supervisory Capital Assessment Program or “government stress test”.

Peoples’ investment in preferred stocks in prior years was comprised entirely of stocks issued by Fannie Mae and Freddie Mac.  During 2008, Peoples systematically sold these preferred stocks due to the uncertainty surrounding these entities, with the last sales occurring in July 2008.  As a result, Peoples no longer maintains any equity holdings in either Fannie Mae or Freddie Mac.

Peoples previously invested in CDO securities issued by special purpose vehicles holding pools of collateral consisting of trust preferred and subordinated debt securities issued by banks, bank holding companies, insurance companies and real estate investment trusts.  CDO securities are generally segregated into several classes, known as tranches, with the typical structure including senior, mezzanine and equity tranches.  In these structures, an investor holding the equity tranche has the first loss position.  Interest and principal collected from the collateral is distributed with a priority that provides the highest level of protection to the senior-most tranches.  In order to provide a high level of protection to the senior tranches, cash flows are diverted to higher-level tranches if certain tests are not met.  Peoples’ CDO investment had been limited to two lower mezzanine tranche CDO securities issued in 2006 and 2007 and two equity tranche CDO securities issued in 2002 and 2003.  In 2009, management determined the mezzanine tranche CDO securities were total losses based on the cash flows expected to be received, while the equity tranche CDO securities were deemed total losses in the first quarter of 2010.

 At December 31, 2010, Peoples’ investment portfolio included two qualified school construction bonds, of which one was purchased during the fourth quarter of 2009 and the other in January 2010.  Qualified school construction bonds were created under the American Recovery and Reinvestment Act of 2009 enacted during the first quarter of 2009.  Holders of these bonds receive federal income tax credits in lieu of interest, which significantly reduces borrowing costs for public school construction projects. The federal income tax credit rate is fixed for the life of the bonds.  However, there currently exists uncertainty regarding ownership rights of associated tax credits if the bonds are sold or transferred.  Given this uncertainty, management intends to hold these securities until maturity and believes Peoples has the ability to do so.  Consequently, these securities were designated as “held-to-maturity” at the time of their purchase.

Additional information regarding Peoples’ investment portfolio can be found in Note 3 of the Notes to the Consolidated Financial Statements.

Loans
The following table details total outstanding loans at December 31:

(Dollars in thousands)	2010	2009	2008	2007	2006
Year-end loan balances:
Commercial real estate	$452,875	$503,034	$478,298	$513,847	$469,934
Commercial and industrial	153,192	159,915	178,834	171,937	191,847
Residential real estate	200,275	215,735	231,778	237,641	252,726
Real estate construction	22,478	32,427	77,917	71,794	99,311
Home equity lines of credit	48,130	49,183	47,635	42,706	44,937
Consumer	81,567	90,144	87,902	80,544	72,531
Deposit account overdrafts	2,201	1,620	1,668	2,472	1,108
Total loans	$960,718	$1,052,058	$1,104,032	$1,120,941	$1,132,394
Average total loans	$1,029,903	$1,093,057	$1,113,247	$1,122,808	$1,108,575
Average allowance for loan losses	(29,597)	(25,081)	(17,428)	(14,775)	(15,216)
Average loans, net of allowance	$1,000,306	$1,067,976	$1,095,819	$1,108,033	$1,093,359
Percent of loans to total loans at December 31:
Commercial real estate	47.1%	47.8%	43.3%	45.8%	41.5%
Commercial and industrial	15.9%	15.2%	16.2%	15.3%	16.9%
Residential real estate	20.8%	20.5%	21.0%	21.2%	22.3%
Real estate construction	2.3%	3.1%	7.1%	6.4%	8.8%
Home equity lines of credit	5.0%	4.7%	4.3%	3.8%	4.0%
Consumer	8.7%	8.5%	7.9%	7.3%	6.4%
Deposit account overdrafts	0.2%	0.2%	0.2%	0.2%	0.1%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Peoples’ ability to maintain loan balances has been negatively impacted by lower demand for new loans as a result of unfavorable economic conditions that have persisted in Peoples’ primary market area since late 2007.  As a result, commercial loan payoffs have exceeded new production, while charge-offs have remained elevated.  In 2010, Peoples also focused on managing commercial real estate loan exposures to enhance its overall balance sheet risk profile.  These factors have accounted for much of the decline in commercial loan balances since year-end 2007.  During the fourth quarter of 2009, several large commercial construction loans, with total outstanding balances of approximately $40 million, were converted to term commercial mortgage loans, causing corresponding changes in commercial mortgage and real estate construction loan balances in 2009.

The following table details the maturities of Peoples’ commercial and construction loans at December 31, 2010:

(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Loan Type
Commercial real estate:
Fixed	$21,616	$65,588	$75,380	$162,584
Variable	31,972	35,908	222,411	290,291
Total	$53,588	$101,496	$297,791	$452,875
Commercial and industrial
Fixed	$13,317	$54,810	$12,162	$80,289
Variable	42,773	17,823	12,307	72,903
Total	$56,090	$72,633	$24,469	$153,192
Real estate construction:
Fixed	$1,509	$3,385	$9,400	$14,294
Variable	884	1,045	6,255	8,184
Total	$2,393	$4,430	$15,655	$22,478

Peoples’ real estate loan balances have declined steadily over the last several years due to customer demand for long-term, fixed-rate mortgages, which Peoples generally sells to the secondary market.  In parts of 2009 and 2010, Peoples experienced significant refinancing activity in response to historically low long-term fixed rates available in the secondary market.  This activity included existing residential real estate loans held in Peoples’ loan portfolio being refinanced with the new loan being sold to the secondary market.  Peoples predominately has retained servicing rights on sold loans.  As a result, Peoples’ serviced loan portfolio was $250.6 million and $227.8 million at December 31, 2010 and 2009, respectively, representing increases of 10% in 2010 and 26% in 2009.

In prior years, Peoples experienced steady growth in consumer loan balances, due mainly to the efforts in indirect lending.  Peoples’ indirect lending activity involves the origination of consumer loans primarily through automobile dealers and comprises a significant portion of its total consumer loans.  In 2010, indirect lending activity slowed due to competition from larger financial institution, coupled with decreased consumer spending due to economic conditions.  Management remains committed to originating quality consumer loans based on sound underwriting practices and appropriate loan pricing discipline, which could limit opportunities for future growth.

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

Loans secured by commercial real estate, including commercial construction loans, continue to comprise nearly half of Peoples’ loan portfolio.  The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio:

	Outstanding	Loan	Total	% of
(Dollars in thousands)	Balance	Commitments	Exposure	Total
Commercial real estate
Lodging and lodging related	$68,443	$170	$68,613	14.9%
Office buildings and complexes:
Owner occupied	6,769	304	7,073	1.5%
Non-owner occupied	34,062	155	34,217	7.4%
Total office buildings and complexes	40,831	459	41,290	9.0%
Apartment complexes	56,012	787	56,799	12.3%
Retail facilities:
Owner occupied	9,635	110	9,745	2.1%
Non-owner occupied	28,293	395	28,688	6.2%
Total retail facilities	37,928	505	38,433	8.3%
Residential property:
Owner occupied	3,426	523	3,949	0.9%
Non-owner occupied	29,137	108	29,245	6.3%
Total residential property	32,563	631	33,194	7.2%
Light industrial facilities:
Owner occupied	22,028	120	22,148	4.8%
Non-owner occupied	10,971	–	10,971	2.4%
Total light industrial facilities	32,999	120	33,119	7.2%
Assisted living facilities and nursing homes	33,535	–	33,535	7.3%
Land and land development	24,724	2,970	27,694	6.0%
Health care facilities	18,950	26	18,976	4.1%
Other	106,890	2,746	109,636	23.8%
Total commercial real estate	$452,875	$8,414	$461,289	100.0%
Real estate construction:
Assisted living facilities and nursing homes	$5,307	$3,625	$8,932	31.3%
Lodging and lodging related	–	–	–	0.0%
Land and land development	4,104	455	4,559	16.0%
Other	13,067	1,991	15,058	52.7%
Total real estate construction	$22,478	$6,071	$28,549	100.0%

Peoples’ commercial lending activities continue to focus on lending opportunities inside its primary market areas, with loans outside Peoples’ primary market areas comprising approximately 10% of total outstanding loan balances, at both December 31, 2010 and 2009.  The majority of those out-of-market loans are still based in Ohio, West Virginia and Kentucky, with total outstanding balances of $67.8 million and $77.9 million at year-end 2010 and 2009, respectively.  In all other states, the aggregate outstanding balance in each state was less than $4.0 million at December 31, 2010.

Allowance for Loan Losses
The following table details the changes in the allowance for loan losses for the years ended December 31:

(Dollars in thousands)	2010	2009	2008	2007	2006
Allowance for loan losses:
Allowance for loan losses, January 1	$27,257	$22,931	$15,718	$14,509	$14,720
Gross charge-offs:
Commercial real estate	25,568	18,802	16,138	892	1,620
Commercial and industrial	1,281	817	1,923	1,056	550
Residential real estate	1,129	1,544	1,524	864	842
Real estate construction	68	–	–	53	855
Home equity lines of credit	131	82	145	400	82
Consumer	1,074	1,381	941	587	528
Deposit account overdrafts	929	1,294	1,298	849	1,007
Total gross charge-offs	30,180	23,920	21,969	4,701	5,484
Recoveries:
Commercial real estate	1,322	1,162	278	245	269
Commercial and industrial	220	91	239	662	319
Residential real estate	225	257	121	214	406
Real estate construction	–	–	156	54	–
Home equity lines of credit	34	55	27	144	18
Consumer	671	584	388	352	336
Deposit account overdrafts	301	376	333	280	303
Total recoveries	2,773	2,525	1,542	1,951	1,651
Net charge-offs (recoveries):
Commercial real estate	24,246	17,640	15,860	647	1,351
Commercial and industrial	1,061	726	1,684	394	231
Residential real estate	904	1,287	1,403	650	436
Real estate construction	68	–	(156)	(1)	855
Home equity lines of credit	97	27	118	256	64
Consumer	403	797	553	235	192
Deposit account overdrafts	628	918	965	569	704
Total net charge-offs	27,407	21,395	20,427	2,750	3,833
Provision for loan losses, December 31	26,916	25,721	27,640	3,959	3,622
Allowance for loan losses, December 31	$26,766	$27,257	$22,931	$15,718	$14,509
Net charge-offs to average loans:
Commercial real estate	2.35%	1.61%	1.42%	0.06%	0.12%
Commercial and industrial	0.10%	0.07%	0.15%	0.04%	0.02%
Residential real estate	0.09%	0.12%	0.13%	0.06%	0.04%
Real estate construction	0.01%	0.00%	-0.01%	0.00%	0.08%
Home equity lines of credit	0.01%	0.00%	0.01%	0.02%	0.01%
Consumer	0.04%	0.07%	0.04%	0.02%	0.02%
Deposit account overdrafts	0.06%	0.09%	0.09%	0.05%	0.06%
Total net charge-offs to average loans	2.66%	1.96%	1.83%	0.25%	0.35%

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

The following details the allocation of the allowance for loan losses:

(Dollars in thousands)	2010	2009	2008	2007	2006
Commercial real estate	$21,806	$22,125
Commercial and industrial	2,160	1,586
Total commercial	$23,966	$23,711	$19,757	$14,147	$12,661
Residential real estate	1,400	1,619	1,414	419	957
Home equity lines of credit	431	528	526	433	247
Consumer	721	1,074	789	435	349
Deposit account overdrafts	248	325	445	284	295
Total allowance for loan losses	$26,766	$27,257	$22,931	$15,718	$14,509
As a percentage of total loans	2.79%	2.59%	2.08%	1.40%	1.28%

Given the continued rate of loss being experienced on commercial real estate loans, in the fourth quarter of 2009, management refined its methodology for estimating inherent losses on Peoples’ commercial loans by performing separate evaluations of, and allocations for, commercial real estate loans and other commercial loans.  This refinement, which did not have a significant impact on the overall allowance for loan losses, included a separate analysis of lodging and lodging related loans – Peoples' largest industrial concentration.

The significant allocations to commercial loans reflects the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio.  The higher allocations since year-end 2007 primarily reflect higher loss factors for graded loans due to the elevated level of charge-offs in each of the last three years, along with continued deterioration in credit quality of various commercial loans based on the financial condition of the borrowers.  Another significant contributing factor was the impact of distressed commercial real estate values and general economic conditions on specific reserves for impaired loans.

The allowance allocated to the residential real estate and consumer loan categories is based upon Peoples’ allowance methodology for homogeneous pools of loans.  The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and changes in loan balances in each category.

The following table details Peoples’ nonperforming assets at December 31:

(Dollars in thousands)	2010	2009	2008	2007	2006
Loans 90+ days past due and accruing:
Commercial real estate	$–	$164	$–	$–	$–
Commercial and industrial	–	–	–	378	–
Residential real estate	27	238	–	–	–
Consumer	–	9	–	–	1
Total	27	411	–	378	1

Renegotiated loans	–	–	–	–	1,218

Nonaccrual loans:
Commercial real estate	34,392	25,852	36,768	4,832	5,346
Commercial and industrial	1,714	2,884	1,734	656	34
Residential real estate	3,790	4,687	2,271	2,906	3,071
Home equity	554	546	543	583	327
Consumer	–	3	4	3	7
Total nonaccrual loans	40,450	33,972	41,320	8,980	8,785
Total nonperforming loans (NPLs)	40,477	34,383	41,320	9,358	10,004
Other real estate owned (OREO)
Commercial	4,280	6,087	378	–	–
Residential	215	226	147	343	–
Total other real estate owned	4,495	6,313	525	343	–
Total nonperforming assets (NPAs)	$44,972	$40,696	$41,845	$9,701	$10,004
NPLs as a percent of total loans	4.19%	3.27%	3.74%	0.83%	0.88%
NPAs as a percent of total assets	2.45%	2.03%	2.09%	0.51%	0.53%
NPAs as a precent of gross loans and OREO	4.64%	3.85%	3.79%	0.87%	0.88%
Allowance for loan losses as a
percent of NPLs	66.1%	79.3%	55.5%	168.0%	145.0%

In 2009, Peoples completed the foreclosure process on two unrelated commercial real estate loans by acquiring ownership of the property securing the loan.  This action resulted in the loans being reclassified as other real estate owned at December 31, 2009.  These properties continued to be held throughout 2010, although continued weakness in the commercial real estate market resulted in write-downs on these properties in 2010.

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

At December 31, 2010, Peoples’ nonaccrual commercial real estate loans included three loans to a single commercial borrower that were reclassified as held-for-sale in mid-2010.   The value of these loans declined in subsequent quarters resulting in these loans being written down to their estimated fair value.  At December 31, 2010, the loans had a total carrying value of $1.0 million.

While the level of nonperforming loans has remained elevated over the last three years, the majority of nonperforming loans were carried at the estimated net realizable fair value of their underlying collateral as a result of charge-offs.  As a result, Peoples has experienced a lower allowance for loan losses to nonperforming loans ratio compared to Peoples’ historical levels.

Interest income on loans classified as nonaccrual and renegotiated at each year-end that would have been recorded under the original terms of the loans was $2.6 million for 2010 and $1.9 million for both 2009 and 2008, of which $0; $41,000 and $20,000, respectively, was actually recorded consistent with the income recognition policy described in the “Critical Accounting Policies” section of this discussion.

Deposits
Peoples’ deposit balances were comprised of the following at December 31:

(Dollars in thousands)	2010	2009	2008	2007	2006
Retail certificates of deposit	$430,886	$480,512	$518,401	$499,684	$514,885
Money market deposit accounts	289,657	263,257	213,498	153,299	134,387
Savings accounts	122,444	112,074	105,714	101,039	106,757
Governmental/public funds	119,572	147,745	105,932	91,558	78,900
Interest-bearing transaction accounts	96,507	91,878	90,873	106,151	98,551
Total retail interest-bearing deposits	1,059,066	1,095,466	1,034,418	951,731	933,480
Brokered certificates of deposits	87,465	102,420	151,910	59,589	129,128
Total interest-bearing deposits	1,146,531	1,197,886	1,186,328	1,011,320	1,062,608
Non-interest-bearing deposits	215,069	198,000	180,040	175,057	170,921
Total deposit balances	$1,361,600	$1,395,886	$1,366,368	$1,186,377	$1,233,529

During 2010, management focused on reducing higher-cost, non-core deposits given recent growth in lower-cost deposits and lack of loan growth.  This strategy has included more selective pricing of long-term certificates of deposit (“CDs”), governmental/public fund deposits and similar non-core deposits, as well as reductions in brokered deposits from not renewing maturing deposits.  These actions accounted for much of the decline in these deposit categories.  Peoples’ ability to retain retail CDs over the last several years has been challenged by progressively intense competition for deposits within its markets.  In 2008, retail CD growth occurred primarily as a result of customers depositing funds with Peoples through the Certificate of Deposit Account Registry System, or CDARS, program, which totaled $35.7 million.

Savings and money market deposit balances were higher in 2009 and 2010 due largely to customer preference for insured deposits over short-term investment alternatives.  A contributing factor to the higher money market balances has been the impact of Peoples offering a consumer money market product with a very competitive rate.  In late 2008, Peoples experienced an influx of funds associated with its wealth management activities, as the ultra-low short-term interest rates caused certain money market funds maintained by third-parties to be closed to new deposits.   While a substantial portion of these deposits were still maintained at year-end 2010, Peoples' ability to retain these funds remains dependent upon alternative investment options available to its wealth management clients.  Consequently, the amounts of Peoples’ money market deposits could change unexpectedly in future periods.

Peoples' governmental/public funds represent savings and interest-bearing transaction account deposits from state and local governmental entities.  These funds are subject to periodic fluctuations based on the timing of tax collections and subsequent expenditures or disbursements.  While these balances increased in 2009, Peoples continues to emphasize growth of low-cost deposits that do not require Peoples to pledge assets as collateral, such as government/public funds.

Over the last several years, Peoples has focused on expanding core deposit balances as a means of reducing reliance on typically higher-costing, wholesale funding sources.  As a result, non-interest-bearing deposit balances have experienced steady growth.

The maturities of CDs with total balances of $100,000 or more at December 31 were as follows:

(Dollars in thousands)	2010	2009	2008	2007	2006
3 months or less	$36,719	$60,882	$66,757	$42,809	$26,601
Over 3 to 6 months	18,767	25,637	50,545	33,411	47,738
Over 6 to 12 months	54,833	35,412	54,610	24,718	59,084
Over 12 months	91,682	93,002	63,345	43,386	89,049
Total	$202,001	$214,933	$235,257	$144,324	$222,472

Borrowed Funds
Total short-term borrowings decreased $25.4 million, or 33%, in 2010, as Peoples used funds generated from retail deposit growth to eliminate all overnight wholesale borrowings.  Total long-term borrowings also decreased 33% in 2010, with outstanding balances of $180.3 million at year-end. The reduction in long-term borrowings was the result of management's planned deleveraging of the balance sheet, which included the early repayment of wholesale repurchase agreements in the third quarter of 2010.  Peoples also repaid maturing long-term borrowings in 2010 using excess cash reserves.  Additional information regarding Peoples’ borrowed funds can be found in Notes 8 and 9 of the Notes to the Consolidated Financial Statements.

Capital/Stockholders' Equity
At December 31, 2010, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered well capitalized institutions under banking regulations.  These higher capital levels reflect Peoples' desire to maintain strong capital positions throughout the current credit cycle and economic downturn to provide greater flexibility to work through asset quality issues that have arisen.  The Partial TARP Capital Redemption will not have an adverse impact on capital levels or regulatory ratios for Peoples Bank.  Peoples' Tier 1 capital and total risk-based capital ratios would have approximated 15.00% and 16.40%, respectively, had the repayment occurred on December 31, 2010.  Further information regarding Peoples and Peoples Bank’s risk-based capital ratios can be found in Note 17 of the Notes to the Consolidated Financial Statements.

In 2010, Peoples declared cash dividends of $0.40 per common share versus $0.66 per common share in 2009.  This decrease reflects the reduction in the quarterly dividend in the second half of 2009 to $0.10 per common share versus the $0.23 per common share paid in earlier quarters.  The decision to reduce the quarterly cash dividend was based largely on Peoples’ desire to preserve capital by maintaining a dividend payout consistent with projected short-term earning levels.

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

In addition to traditional capital measurements, management uses tangible equity ratios to evaluate the adequacy of Peoples’ stockholders’ equity.  Such ratios represent non-GAAP financial information since their calculation removes the impact of intangible assets acquired through acquisitions on the Consolidated Balance Sheets.  Management believes this information is useful to investors since it facilitates the comparison of Peoples’ operating performance, financial condition and trends to peers, especially those without a similar level of intangible assets as Peoples. The following table reconciles the calculation of these non-GAAP financial measures to amounts reported in Peoples’ Consolidated Financial Statements:

(Dollars in thousands)	2010	2009	2008	2007	2006

Tangible Equity:
Total stockholders' equity, as reported	$230,681	$243,968	$186,626	$202,836	$197,169
Less: goodwill and other intangible assets	64,870	65,599	66,406	68,029	68,852
Tangible equity	$165,811	$178,369	$120,220	$134,807	$128,317

Tangible Common Equity:
Tangible equity	$165,811	$178,369	$120,220	$134,807	$128,317
Less: preferred stockholders' equity	38,645	38,543	-	-	-
Tangible common equity	$127,166	$139,826	$120,220	$134,807	$128,317

Tangible Assets:
Total assets, as reported	$1,837,985	$2,001,827	$2,002,338	$1,885,553	$1,875,255
Less: goodwill and other intangible assets	64,870	65,599	66,406	68,029	68,852
Tangible assets	$1,773,115	$1,936,228	$1,935,932	$1,817,524	$1,806,403

Tangible Book Value per Share:
Tangible common equity	$127,166	$139,826	$120,220	$134,807	$128,317
Common shares outstanding	10,457,327	10,374,637	10,333,884	10,296,748	10,651,985

Tangible book value per share	$12.16	$13.48	$11.63	$13.09	$12.05

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$165,811	$178,369	$120,220	$134,807	$128,317
Total tangible assets	$1,773,115	$1,936,228	$1,935,932	$1,817,524	$1,806,403

Tangible equity to tangible assets	9.35%	9.21%	6.21%	7.42%	7.10%

Tangible Common Equity to Tangible Assets Ratio:
Tangible common equity	$127,166	$139,826	$120,220	$134,807	$128,317
Tangible assets	$1,773,115	$1,936,228	$1,935,932	$1,817,524	$1,806,403

Tangible common equity to tangible assets	7.17%	7.22%	6.21%	7.42%	7.10%

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

Peoples has assigned overall management of IRR to the ALCO, which has established an IRR management policy that sets minimum thresholds and guidelines for monitoring and managing the level and amount of IRR.  The objective of Peoples’ IRR policy is to assist the ALCO in its evaluation of the impact of changing interest rate conditions on earnings and economic value of equity, as well as assist with the implementation of strategies intended to reduce Peoples’ IRR.  The management of IRR involves either maintaining or changing the level of risk exposure by changing the repricing and maturity characteristics of the cash flows for specific assets or liabilities.

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

The modeling process starts with a base case simulation using the current balance sheet and current interest rates held constant for the next twelve months.  Alternate scenarios are prepared which simulate the impact of increasing and decreasing market interest rates, assuming parallel yield curve shifts.  Comparisons produced from the simulation data, showing the changes in net interest income from the base interest rate scenario, illustrate the risks associated with the current balance sheet structure.  Additional simulations, when deemed appropriate or necessary, are prepared using different interest rate scenarios from those used with the base case simulation and/or possible changes in balance sheet composition.  Comparisons showing the earnings and equity value variance from the base case are provided to the ALCO for review and discussion.

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

The following table illustrates the estimated impact of an immediate and sustained change in interest rates (dollars in thousands):

Increase in	Impact on				Impact on
Interest Rate	Net Interest Income				Economic Value of Equity
(in Basis Points)	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009
300	$8,973	17.2%	$2,836	4.6%	$(9,005)	(3.9)%	$2,974	1.1%
200	6,860	13.2%	3,010	4.8%	(3,297)	(1.4)%	9,730	3.5%
100	4,048	7.8%	2,100	3.4%	1,599	0.7%	9,447	3.4%

This table uses a standard, parallel shock analysis for assessing the IRR to net interest income and the economic value of equity.  A parallel shock means all points on the yield curve (one year, two year, three year, etc.) are directionally shocked the same amount of basis points – 100 basis points is equal to 1%.  While management regularly assesses the impact of both increasing and decreasing interest rates, the table above only reflects the impact of upward shocks due to the fact a downward parallel shock of 100 basis points or more is not possible given that some short-term rates are currently less than 1%.

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

At December 31, 2010, Peoples had available borrowing capacity through its wholesale funding sources and unpledged investment securities totaling approximately $286 million that can be used to satisfy liquidity needs.  This liquidity position excluded the $44 million excess cash reserves at the Federal Reserve Bank of Cleveland and the impact of Peoples’ ability to obtain additional funding by either offering higher rates on retail deposits or issuing additional brokered deposits.  Management believes the current balance of cash and cash equivalents and anticipated cash flows from the investment portfolio, along with the availability of other funding sources, will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.

Off-Balance Sheet Activities and Contractual Obligations
Peoples routinely engages in activities that involve, to varying degrees, elements of risk not reflected in whole or in part in the Consolidated Financial Statements.  These activities are part of Peoples’ normal course of business and include traditional off-balance sheet credit-related financial instruments, interest rate contracts, operating leases, long-term debt and commitments to make additional capital contributions in low-income housing tax credit investments.

The following is a summary of Peoples’ significant off-balance sheet activities and contractual obligations.  Detailed information regarding these activities and obligations can be found in the Notes to the Consolidated Financial Statements as follows:

Activity or Obligation	Note
Off-balance sheet credit-related financial instruments	16
Low-income housing tax credit investments	16
Operating lease obligations	5
Long-term debt obligations	9
Junior subordinated notes held by subsidiary trust	10

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

Peoples also has commitments to make additional capital contributions in low-income housing tax credit funds, consisting of a pool of low-income housing projects.  As a limited partner in these funds, Peoples receives federal income tax benefits, which assist Peoples in managing its overall tax burden.  Since the future contributions are conditioned on certain future events, the total amount of future equity contributions at December 31, 2010, is not reflected on the Consolidated Balance Sheets.

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

The following table details the aggregate amount of future payments Peoples is required to make under certain contractual obligations as of December 31, 2010:

		Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$157,703	$15,391	$9,632	$3,187	$129,493
Junior subordinated notes held by subsidiary trust (1)	22,565	–	–	–	22,565
Operating leases	5,555	865	1,714	1,033	1,943
Time deposits	518,351	242,222	184,794	60,029	31,306
Total	$704,174	$258,478	$196,140	$64,249	$185,307
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No response required.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of December 31, 2010.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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

Management’s Annual Report on Internal Control Over Financial Reporting
The “Report of Management’s Assessment of Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 56 of this Annual Report on Form 10-K.

Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting” required by Item 308(b) of SEC Regulation S-K is included on page 57 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
During the fourth quarter of Peoples’ fiscal year ended December 31, 2010, no changes were made in Peoples’ internal control over financial reporting that have materially effected, or are reasonably likely to materially effect, Peoples’ internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

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

With the supervision and participation of its President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Treasurer, management evaluated the effectiveness of Peoples’ internal control over financial reporting as of December 31, 2010, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management assessed the effectiveness of Peoples’ internal control over financial reporting as of December 31, 2010, and, based on this assessment, has concluded Peoples’ internal control over financial reporting is effective as of that date.

Peoples’ independent registered public accounting firm, Ernst & Young LLP has audited the Consolidated Financial Statements included in this Annual Report and has issued an attestation report on Peoples’ internal control over financial reporting.

/s/ DAVID L. MEAD                                                                                       /s/ EDWARD G. SLOANE
David L. Mead                                                                                                                                        Edward G. Sloane
President and Chief Executive Officer                                                                                                Executive Vice President,
                                          Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting

The Audit Committee of the Board of Directors and Shareholders
Peoples Bancorp, Inc.

We have audited Peoples Bancorp Inc. and subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Peoples Bancorp Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Peoples Bancorp Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of income, statements of stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, of Peoples Bancorp Inc. and subsidiaries and our report dated February 28, 2011 expressed an unqualified opinion thereon.

Charleston, West Virginia
February 28, 2011

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Audit Committee of the Board of Directors and the Shareholders
Peoples Bancorp Inc.

We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Peoples Bancorp Inc.’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Bancorp Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peoples Bancorp Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

Charleston, West Virginia
February 28, 2011

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2010	2009
Assets
Cash and cash equivalents:
Cash and due from banks	$28,324	$29,969
Interest-bearing deposits in other banks	46,320	11,804
Total cash and cash equivalents	74,644	41,773

Available-for-sale investment securities, at fair value (amortized cost of
$617,122 and $706,444 at December 31, 2010 and 2009, respectively)	613,986	726,547
Held-to-maturity investment securities, at amortized cost (fair value of
$2,954 and $963 at December 31, 2010 and 2009, respectively)	2,965	963
Other investment securities, at cost	24,356	24,356
Total investment securities	641,307	751,866

Loans, net of deferred fees and costs	960,718	1,052,058
Allowance for loan losses	(26,766)	(27,257)
Net loans	933,952	1,024,801

Loans held for sale	4,755	1,874
Bank premises and equipment, net	24,934	24,844
Bank owned life insurance	53,532	52,924
Goodwill	62,520	62,520
Other intangible assets	2,350	3,079
Other assets	39,991	38,146
Total assets	$1,837,985	$2,001,827

Liabilities
Deposits:
Non-interest-bearing	$215,069	$198,000
Interest-bearing	1,146,531	1,197,886
Total deposits	1,361,600	1,395,886

Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	51,509	51,921
Federal Home Loan Bank advances	-	25,000
Total short-term borrowings	51,509	76,921

Long-term borrowings	157,703	246,113
Junior subordinated notes held by subsidiary trust	22,565	22,530
Accrued expenses and other liabilities	13,927	16,409
Total liabilities	1,607,304	1,757,859

Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, 39,000 shares
issued at December 31, 2010 and December 31, 2009	38,645	38,543
Common stock, no par value, 24,000,000 shares authorized,
11,070,022 shares issued and 11,031,892 shares issued at December 31, 2010
and 2009, respectively, including shares in treasury	166,298	166,227
Retained earnings	45,547	46,229
Accumulated comprehensive (loss) income, net of deferred income taxes	(4,453)	9,487
Treasury stock, at cost, 612,695 shares and 657,255 shares at December 31, 2010
and 2009, respectively	(15,356)	(16,518)
Total stockholders’ equity	230,681	243,968
Total liabilities and stockholders’ equity	$1,837,985	$2,001,827

See Notes to the Consolidated Financial Statements.

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008
Interest Income:
Interest and fees on loans	$57,332	$64,701	$74,268
Interest and dividends on taxable investment securities	29,558	34,522	29,106
Interest on tax-exempt investment securities	2,354	2,811	2,788
Other interest income	91	71	65
Total interest income	89,335	102,105	106,227
Interest Expense:
Interest on deposits	19,122	26,123	31,310
Interest on short-term borrowings	262	482	3,383
Interest on long-term borrowings	8,063	11,677	11,079
Interest on junior subordinated notes held by subsidiary trust	1,986	1,980	1,976
Total interest expense	29,433	40,262	47,748
Net interest income	59,902	61,843	58,479
Provision for loan losses	26,916	25,721	27,640
Net interest income after provision for loan losses	32,986	36,122	30,839

Gross impairment losses on investment securities	(1,620)	(7,406)	(4,260)
Less: Non-credit losses included in other comprehensive income	166	301	–
Net impairment losses on investment securities	(1,786)	(7,707)	(4,260)

Other Income:
Deposit account service charges	9,581	10,390	10,137
Insurance income	8,846	9,390	9,902
Trust and investment income	5,348	4,722	5,139
Electronic banking income	4,686	3,954	3,882
Mortgage banking income	1,566	1,719	681
Bank owned life insurance	608	1,051	1,582
Net gain on investment securities	6,852	1,446	1,668
Net (loss) gain on assets diposals and other transactions	(6,891)	(103)	756
Other non-interest income	999	824	774
Total other income	31,595	33,393	34,521
Other Expenses:
Salaries and employee benefit costs	29,222	29,394	28,521
Net occupancy and equipment	5,781	5,756	5,540
Professional fees	3,108	3,042	2,212
FDIC insurance	2,470	3,442	361
Electronic banking expense	2,453	2,401	2,289
Data processing and software	2,032	2,417	2,181
Foreclosed real estate and other loan expenses	1,675	1,067	872
Franchise taxes	1,576	1,601	1,609
Amortization of other intangible assets	918	1,252	1,586
Other non-interest expense	7,807	8,310	8,314
Total other expenses	57,042	58,682	53,485
Income before income taxes	5,753	3,126	7,615
Income tax expense (benefit)	172	(1,064)	160
Net income	$5,581	$4,190	$7,455
Preferred dividends	2,052	1,876	–
Net income available to common shareholders	$3,529	$2,314	$7,455

Earnings per common share - basic	$0.34	$0.22	$0.72
Earnings per common share - diluted	$0.34	$0.22	$0.72

Weighted-average number of common shares outstanding - basic	10,424,474	10,363,975	10,315,263
Weighted-average number of common shares outstanding - diluted	10,431,990	10,374,792	10,348,579

See Notes to the Consolidated Financial Statements.

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
				Accumulated Comprehensive
	Preferred Stock	Common Stock	Retained Earnings		Treasury
(Dollars in thousands, except per share data)				Income (Loss)	Stock	Total
Balance, December 31, 2007	$–	$163,399	$52,527	$3,014	$(16,104)	$202,836
Net income			7,455			7,455
Other comprehensive loss, net of tax				(15,302)		(15,302)
Cash dividends declared of $0.91 per share			(9,470)			(9,470)
Reissuance of treasury stock for common
stock option exercises		(113)			296	183
Tax benefit from exercise of stock options		(32)				(32)
Purchase of treasury stock					(506)	(506)
Common stock issued under dividend
reinvestment plan		964				964
Stock-based compensation expense		498				498
Balance, December 31, 2008	$–	$164,716	$50,512	$(12,288)	$(16,314)	$186,626
Net income			4,190			4,190
Other comprehensive income, net of tax				22,079		22,079
Issuance of preferred shares and common
stock warrant	38,454	546				39,000
Accrued dividends on preferred shares			(1,787)			(1,787)
Amortization of discount on preferred shares	89		(89)			–
Cash dividends declared of $0.66 per common share			(6,901)			(6,901)
Tax benefit from exercise of stock options		(14)				(14)
Purchase of treasury stock					(249)	(249)
Common shares issued under dividend
reinvestment plan		830				830
Stock-based compensation expense		149				149
Reissuance of treasury stock for deferred
compensation plan					45	45
Cumulative effect adjustment for non-credit
portion of previously recorded OTTI losses			304	(304)		–
Balance, December 31, 2009	$38,543	$166,227	$46,229	$9,487	$(16,518)	$243,968
Net income			5,581			5,581
Other comprehensive loss, net of tax				(13,940)		(13,940)
Reissuance of treasury stock for common
stock option exercises		(428)			855	427
Accrued dividends on preferred shares			(1,950)			(1,950)
Amortization of discount on preferred stock	102		(102)			–
Cash dividends declared of $0.40 per common share			(4,211)			(4,211)
Tax benefit from exercise of stock options		4				4
Purchase of treasury stock					(181)	(181)
Common shares issued under dividend
reinvestment plan		403				403
Stock-based compensation expense		92				92
Reissuance of treasury stock for deferred
compensation plan					488	488
Balance, December 31, 2010	$38,645	$166,298	$45,547	$(4,453)	$(15,356)	$230,681

See Notes to the Consolidated Financial Statements.

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Operating activities
Net income	$5,581	$4,190	$7,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	15,797	4,088	5,749
Provision for loan losses	26,916	25,721	27,640
Bank owned life insurance income	(608)	(1,051)	(1,582)
Net (gain) loss on investment securities	(5,066)	6,261	2,592
Loans originated for sale	(66,408)	(96,731)	(31,069)
Proceeds from sales of loans	65,212	96,399	32,546
Net gains on sales of loans	(1,357)	(1,602)	(555)
Deferred income tax benefit	(1,814)	(5,212)	(2,861)
(Decrease) increase in accrued expenses	(155)	155	(429)
Increase (decrease) in interest receivable	1,193	(41)	1,055
Other, net	5,826	(8,921)	(4,977)
Net cash provided by operating activities	45,117	23,256	35,564
Investing activities
Available-for-sale securities:
Purchases of available-for-sale securities	(269,396)	(279,018)	(457,226)
Proceeds from sales of available-for-sale securities	150,844	90,239	156,767
Proceeds from maturities, calls and prepayments of available-for-sale securities	202,671	174,808	137,292
Purchases of held-to-maturity securities	(2,000)	(963)	–
Net decrease (increase) in loans	61,069	24,670	(3,109)
Net expenditures for premises and equipment	(1,979)	(2,154)	(3,449)
Proceeds from sales of other real estate owned	499	512	273
Sale of banking offices and other assets	–	–	775
Investment in tax credit funds	(249)	(248)	(249)
Net cash provided by (used in) investing activities	141,459	7,846	(168,926)
Financing activities
Net increase in non-interest-bearing deposits	17,069	17,960	4,983
Net (decrease) increase in interest-bearing deposits	(51,450)	11,455	174,900
Net decrease in short-term borrowings	(25,412)	(21,931)	(123,689)
Proceeds from long-term borrowings	5,000	5,000	140,000
Payments on long-term borrowings	(93,410)	(67,184)	(63,682)
Issuance of preferred shares and common stock warrant	–	39,000	–
Cash dividends paid on preferred stock	(1,950)	(1,543)	–
Cash dividends paid on common shares	(3,822)	(7,426)	(8,423)
Purchase of treasury stock	(181)	(249)	(506)
Proceeds from issuance of common stock	447	5	210
Excess tax benefit (expense) for share based payments	4	(14)	(33)
Net cash (used in) provided by financing activities	(153,705)	(24,927)	123,760
Net increase (decrease) in cash and cash equivalents	32,871	6,175	(9,602)
Cash and cash equivalents at beginning of year	41,773	35,598	45,200
Cash and cash equivalents at end of year	$74,644	$41,773	$35,598
Supplemental cash flow information:
Interest paid	$30,109	$41,015	$48,138
Income taxes paid	385	1,262	4,395

See Notes to the Consolidated Financial Statements.

PEOPLES BANCORP INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Peoples Bancorp Inc. is a financial holding company that offers a full range of financial services and products, including commercial and retail banking, insurance, brokerage and trust services, through its principal operating subsidiary, Peoples Bank, National Association (“Peoples Bank”).  Services are provided through 47 financial service locations and 40 automated teller machines in Ohio, West Virginia and Kentucky, as well as internet-based banking.

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

Certain restricted equity securities that do not have readily determinable fair values and for which Peoples does not exercise significant influence, are carried at cost.  These cost method securities are reported as other investment securities on the Consolidated Balance Sheets and consist solely of shares of the Federal Home Loan Bank of Cincinnati (“FHLB”) and the Federal Reserve Bank of Cleveland.

Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.  This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) structure of the security.

An impairment loss is recognized in earnings only when (1) Peoples intends to sell the debt security; (2) it is more likely than not that Peoples will be required to sell the security before recovery of its amortized cost basis or (3) Peoples does not expect to recover the entire amortized cost basis of the security.  In situations where Peoples intends to sell or when it is more likely than not that Peoples will be required to sell the security, the entire impairment loss must be recognized in earnings.  In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in stockholders’ equity as a component of accumulated comprehensive income, net of deferred taxes.

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

Loans: Loans originated that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses.  The foreseeable future is based upon current market conditions and business strategies, as well as balance sheet management and liquidity.  As the conditions change, so may management’s view of the foreseeable future.  Net deferred loan costs were $1.0 million and $1.1 million at December 31, 2010 and 2009, respectively.

A loan is considered impaired, based on current information and events, if it is probable that collection of principal and interest payments when due according to the contractual terms of the loan agreement is doubtful.  Impairment is evaluated in total for smaller-balance loans of a similar nature, primarily consumer and residential real estate loans, and on an individual loan basis for all loans to borrowers with an aggregate unpaid principal balances in excess of $500,000.  Peoples places any loan deemed to be impaired on nonaccrual status and allocates a specific portion of the allowance for loan losses, if necessary, to reduce the net reported value of the loan to its estimated net realizable value.  Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Consumer and residential real estate loans typically are not placed on nonaccrual, and instead are charged down to the net realizable value.

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

Over the life of these acquired loans, management continues to monitor each acquired loan portfolio for changes in credit quality.  Increases in expected cash flows subsequent to acquisition are recognized prospectively over their remaining life as a yield adjustment on the loans.  Subsequent decreases in expected cash flows are recognized as impairment, with the amount of the expected loss included in management’s evaluation of the adequacy of the allowance for loan losses.

Loans Held-for-Sale: Loans originated and intended to be sold in the secondary market, generally one-to-four family residential loans, are carried at the lower of cost or estimated fair value determined on an aggregate basis.  Gains and losses on sales of loans held for sale are included in mortgage banking income.

Loans originated with the intent to be held in our portfolio are subsequently transferred to held-for-sale when a decision is made to sell these loans. At the time of a loan’s transfer to the held-for-sale classification, the loan is recorded at the lower of cost or its fair value. Any reduction in the loan’s value is reflected as a write-down of the recorded investment resulting in a new cost basis, with a corresponding charge against the allowance for loan losses.  If the fair value of a loan classified as held-for-sale in subsequent periods is less than its cost basis, the carrying value of the loan is adjusted accordingly, with the corresponding loss recognized in earnings as a component of other gains and losses.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation reserve allowance established through provisions for loan losses charged against income.  The allowance for loan losses is maintained at a level that management deems sufficient to absorb probable losses inherent in the loan portfolio.  Loans deemed to be uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off amounts are credited to the allowance for loan losses.

The allowance for loan losses is comprised of specific valuation allowances for loans evaluated individually for impairment and general allocations for pools of homogeneous loans with similar risk characteristics and trends.  Peoples’ homogenous loan pools include similarly risk-graded commercial and industrial loans, similarly risk-graded commercial real estate loans, real estate construction loans (both commercial and residential), residential real estate loans, consumer home equity loans and other consumers.  Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly analysis of the portfolio.  While portions of the allowance for loan losses may be allocated to specific loans; the entire allowance for loan losses is available for any loan management should be charged off.

The allowance for loan losses related to specific loans is based on management’s estimate of potential losses on impaired loans as determined by (1) the present value of expected future cash flows; (2) the fair value of collateral if the loan is determined to be collateral dependent or (3) the loan’s observable market price.  The general allocations to specific loan pools are based on the historical loss rates for specific loan types and the internal risk grade, if applicable, adjusted for both internal and external qualitative risk factors.  The calculation of historical loss ratios for pools of similar loans with similar characteristics is based upon the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience.  The qualitative factors considered by management include, among other factors, (1) changes in local and national economic conditions; (2) changes in asset quality; (3) changes in loan portfolio volume; (4) the composition and concentrations of credit; (5) the impact of competition on loan structuring and pricing; (6) the impact of interest rate changes on portfolio risk and (7) effectiveness of Peoples’ loan policies, procedures and internal controls.  The total allowance established for each homogenous loan pool represents the product of the historical loss ratio and the total dollar amount of the loans in the pool.

Peoples categorizes loans involving commercial borrowers into risk categories based upon an established grading matrix.  This system is used to manage the risk within its lending activities, evaluate changes in the overall credit quality of the loan portfolio and evaluate the adequacy of the allowance for loan losses.  Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant.  All loan relationships with aggregate outstanding debt to Peoples of $500,000 or more are reviewed at least annually, with adversely classified loans generally reviewed on a quarterly basis.

The primary factors considered when assigning a risk grade to a loan include (1) reliability and sustainability of the primary source of repayment; (2) past, present and projected financial condition of the borrower and (3) current economic and industry conditions.  Other factors that could influence the risk grade assigned include the type and quality of collateral, ownership of borrower and strength of guarantors.  The primary source of repayment for commercial real estate loans and commercial and industrial loans is normally the business’s operating cash flow available to repay debt.  Management’s analysis of operating cash flow for commercial real estate loans secured by non-owner occupied properties takes into account factors such as rent rolls and vacancy statistics.  Management’s analysis of operating cash flow for commercial real estate loans secured by owner occupied properties and all commercial and industrial loans considers the profitability, liquidity and leverage of the business.  The evaluation of construction loans is based largely on the borrower’s ability to complete construction within the established budget.

The primary factors considered when classifying consumer loans include the loan’s past due status and declaration of bankruptcy by the borrower(s).  The classification of residential real estate and home equity lines of credit also takes into account the current value of the underlying collateral.

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

Investments in Affordable Housing Limited Partnerships: Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects.  These investments are considered variable interest entities for which Peoples is not the primary beneficiary.  Peoples generally utilizes the effective yield method to account for these investments with the tax credits, net of the amortization of the investment, reflected in the Consolidated Statements of Income as a reduction of income tax expense.  The unamortized amount of the investments is recorded in other assets.  Peoples’ investments in affordable housing limited partnerships were $2.4 million and  $3.8 million at December 31, 2010 and 2009, respectively.

Other Real Estate Owned: Other real estate owned (“OREO”), included in other assets on the Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples Bank in satisfaction of a loan.  OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value based on appraised value at the date actually or constructively received, less estimated costs to sell the property.  Peoples had OREO totaling $4.5 million at December 31, 2010, and $6.3 million at December 31, 2009.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in the business combination.  Goodwill is not amortized but is tested for impairment at least annually and updated quarterly if necessary.  Based upon the most recently completed goodwill impairment test, Peoples concluded the recorded value of goodwill was not impaired as of December 31, 2010, based upon the estimated fair value of Peoples’ single reporting unit.

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

Peoples discontinues the accrual of interest on all loans, whether or not such loans are considered past due, when management believes it is probable the borrower will be unable to meet its payment obligations as they become due, as well as when required by regulatory provisions.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured.  A nonaccrual loan is restored to accrual status when it is brought current, has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer in doubt.

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

A tax position is initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  Penalties and interest incurred under the applicable tax law are classified as income tax expense. The amount of Peoples’ uncertain income tax positions, unrecognized benefits and accrued interest were immaterial at both December 31, 2010 and 2009.

Advertising Costs: Advertising costs are generally expensed as incurred.

Earnings per Share: Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares include incremental shares issuable upon exercise of outstanding stock options, stock appreciation rights and non-vested restricted common shares using the treasury stock method.

Operating Segments: Peoples’ business activities are currently confined to one reporting unit and reportable segment, which is community banking.  As a community banking entity, Peoples offers its customers a full range of products through various delivery channels.

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

New Accounting Pronouncements: From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies that are adopted by Peoples as of the required effective dates.  Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on Peoples financial statements taken as a whole.

In July 2010, the FASB issued an accounting pronouncement requiring entities to provide additional disclosures in their financial statements regarding the credit quality of financing receivables and the allowance for credit losses.  The new disclosures are designed to facilitate financial statement users' evaluation of (1) the nature of credit risk inherent in the entity's portfolio of financing receivables, (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (3) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, which is the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  The new disclosures required as of the end of a reporting period became effective for Peoples’ financial statements as of December 31, 2010, and can be found in Note 4.  The new disclosures that relate to activity during a reporting period will be effective beginning with Peoples’ financial statements for the quarterly period ended March 31, 2011.

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

Assets measured at fair value on a recurring basis comprised the following at December 31:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

December 31, 2010
Obligations of:
U.S. Treasury and government agencies	$39	$–	$39	$–
U.S. government sponsored agencies	12,262	–	12,262	–
States and political subdivisions	47,379	–	47,379	–
Residential mortgage-backed securities	507,534	18,179	489,355	–
Commercial mortgage-backed securities	30,700	3,545	27,155	–
U.S. government-backed student loan pools	–	–	–	–
Bank-issued trust preferred securities	12,984	–	12,984	–
Collateralized debt obligations	–	–	–	–
Equity securities	3,088	2,960	128	–
Total available-for-sale securities	$613,986	$24,684	$589,302	$–

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2009
Obligations of:
U.S. Treasury and government agencies	$81	$–	$81	$–
U.S. government sponsored agencies	4,473	–	4,473	–
States and political subdivisions	62,954	–	62,954	–
Residential mortgage-backed securities	558,826	–	558,826	–
Commercial mortgage-backed securities	24,188	–	24,188	–
U.S. government-backed student loan pools	59,440	–	59,440	–
Bank-issued trust preferred securities	13,826	–	12,826	1,000
Collateralized debt obligations	165	–	–	165
Equity securities	2,594	2,420	174	–
Total available-for-sale securities	$726,547	$2,420	$722,962	$1,165

The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  The investment securities measured at fair value using Level 3 inputs at December 31, 2009, were comprised of four collateralized debt obligations, for which there was not an active market.  Peoples used multiple input factors to determine the fair value of these securities.  Those input factors included discounted cash flow analysis, structure of the security in relation to current level of deferrals and/or defaults, changes in credit ratings, financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements and pricing of new issuances.

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information:

(Dollars in thousands)	Bank-issued Trust Preferred Securities	Collateralized Debt Obligations
Balance, December 31, 2008	$1,000	$4,422
Other-than-temporary impairment loss	–	(3,706)
included in earnings
Unrealized loss included in comprehensive income	–	(1,018)
Cumulative effect adjustment for non-credit
portion of previously recorded OTTI losses	–	467
Balance, December 31, 2009	$1,000	$165
Other-than-temporary impairment loss	–	–
included in earnings		(986)
Calls	(1,000)	–
Unrealized gain included in comprehensive income	–	821
Balance, December 31, 2010	$–	$–

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis included the following:

Impaired Loans: Impaired loans are measured and reported at fair value when management believes collection of contractual interest and principal payments is doubtful.  Management’s determination of the fair value for these loans represents the estimated net proceeds to be received from the sale of the collateral based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 Inputs).  At December 31, 2010, impaired loans with an aggregate outstanding principal balance of $22.7 million were measured and reported at a fair value of $19.6 million.  During 2010, Peoples recognized losses of $6.4 million on these impaired loans through the allowance for loan losses.

Loans Held-For-Sale:  Loans held-for-sale are measured and reported at fair value when the aggregate outstanding principal balance of the loan pool exceeds the estimated fair value of the loan pool.  Management’s determination of the fair value uses a market approach representing the amounts a third party financial investor would be willing to pay for the loans (Level 1 Inputs).  At December 31, 2010, Peoples had $8.0 million of commercial real estate loans classified as held-for-sale (of which all loans were on nonaccrual status) which were measured and reported at a fair value of $1.0 million.  Peoples recognized losses of $1,319,000 for the year ended December 31, 2010.

Other Real Estate Owned:  Other real estate owned (“OREO”) is measured and reported at fair value when the current book value exceeds the estimated fair value of the property.  Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the property based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 Inputs).  At December 31, 2010, Peoples had $6.0 million of OREO which was measured and reported at a fair value of $4.1 million.  During 2010, Peoples recorded losses of $205,000 and $1.9 million for the three months and year ended December 31, 2010, respectively.

The following table presents the fair values of financial assets and liabilities carried on Peoples’ consolidated balance sheet, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	2010		2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$74,644	$74,644	$41,773	$41,773
Investment securities	641,307	641,296	751,866	751,866
Loans	938,707	825,547	1,026,675	892,182

Financial liabilities:
Deposits	$1,361,600	$1,380,336	$1,395,886	$1,406,371
Short-term borrowings	51,509	51,509	76,921	76,921
Long-term borrowings	157,703	164,075	246,113	253,943
Junior subordinated notes held by subsidiary trust	22,565	23,861	22,530	25,968

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

Note 3.  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale securities at December 31:

				Non-Credit
				Losses included
		Gross	Gross	in Other
	Amortized	Unrealized	Unrealized	Comprehensive	Fair
(Dollars in thousands)	Cost	Gains	Losses	Income	Value
December 31, 2010
Obligations of:
U.S. Treasury and government agencies	$38	$1	$–	$–	$39
U.S. government sponsored agencies	12,753	55	(546)	–	12,262
States and political subdivisions	46,717	1,063	(401)	–	47,379
Residential mortgage-backed securities	512,398	14,155	(19,019)	–	507,534
Commercial mortgage-backed securities	30,124	648	(72)	–	30,700
Bank-issued trust preferred securities	13,877	79	(972)	–	12,984
Equity securities	1,214	1,970	(96)	–	3,088
Total available-for-sale securities	$617,121	$17,971	$(21,106)	$–	$613,986

December 31, 2009
Obligations of:
U.S. Treasury and government agencies	$81	$1	$–	$–	$82
U.S. government sponsored agencies	4,384	89	–	–	4,473
States and political subdivisions	60,943	2,064	(54)	–	62,953
Residential mortgage-backed securities	546,131	17,576	(4,882)	–	558,825
Commercial mortgage-backed securities	23,656	675	(143)	–	24,188
U.S. government-backed student loan pools	52,972	6,547	(77)	–	59,442
Bank-issued trust preferred securities	16,073	47	(2,294)	–	13,826
Collateralized debt obligations	986	–	(655)	(166)	165
Equity securities	1,218	1,426	(51)	–	2,593
Total available-for-sale securities	$706,444	$28,425	$(8,156)	$(166)	$726,547

At December 31, 2010, there were no securities of a single issuer, other than U.S. Treasury and government agencies and U.S. government sponsored agencies, that exceeded 10% of stockholders' equity.  At December 31, 2010 and 2009, investment securities having a carrying value of $394.7 million and $492.8 million, respectively, were pledged to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Peoples also had investment securities pledged with carrying values of $ 28.1 million and $121.3 million at December 31, 2010 and 2009, respectively, to secure additional borrowing capacity at the FHLB and Federal Reserve Bank of Cleveland.

The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the years ended December 31 were as follows:

(Dollars in thousands)	2010	2009	2008
Gross gains realized	$8,306	$1,460	$2,740
Gross losses realized	1,454	14	1,072
Net gain realized	$6,852	$1,446	$1,668

The following table presents a summary of available-for-sale investment securities that had an unrealized loss at December 31:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
December 31, 2010
Obligations of:
U.S. Treasury and government agencies	$–	$–	–	$–	$–	–	$–	$–
U.S. government sponsored agencies	11,202	(546)	1	–	–	–	11,202	(546)
States and political subdivisions	13,055	(401)	19	–	–	–	13,055	(401)
Residential mortgage-backed securities	152,075	(13,080)	23	39,540	(5,939)	9	191,615	(19,019)
Commercial mortgage-backed securities	21,388	(72)	4	–	–	–	21,388	(72)
U.S. government-backed student loan pools	–	–	–	–	–	–	–	–
Bank-issued trust preferred securities	4,290	(47)	3	5,144	(925)	5	9,434	(972)
Collateralized debt obligations	–	–	–	–	–	–	–	–
Equity securities	–	–	–	80	(96)	1	80	(96)
Total available-for-sale securities	$202,010	$(14,146)	50	$44,764	$(6,960)	15	$246,774	$(21,106)
December 31, 2009
Obligations of:
U.S. Treasury and government agencies	$–	$–	–	$–	$–	–	$–	$–
U.S. government sponsored agencies	–	–	–	–	–	–	–	–
States and political subdivisions	3,284	54	6	–	–	–	3,284	54
Residential mortgage-backed securities	37,720	2,400	7	60,120	2,482	19	97,840	4,882
Commercial mortgage-backed securities	1,966	143	1	–	–	–	1,966	143
U.S. government-backed student loan pools	–	–	–	2,923	77	1	2,923	77
Bank-issued trust preferred securities	–	–	–	11,574	2,294	10	11,574	2,294
Collateralized debt obligations	–	–	–	165	655	2	165	655
Equity securities	–	–	–	125	51	1	125	51
Total available-for-sale securities	$42,970	$2,597	14	$74,907	$5,559	33	$117,877	$8,156

Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.  During 2010, Peoples recognized a non-cash pre-tax other-than-temporary impairment (“OTTI”) loss of $1.0 million on its remaining investment in collateralized debt obligation (“CDO”) securities.  These securities were equity tranche CDO securities comprised mostly of bank-issued trust preferred securities.  The OTTI loss reflects management’s estimation of credit losses incurred during the first quarter of 2010 based upon actual defaults, its evaluation of the credit quality of the issuers and corresponding analysis of cash flows to be received from the securities.  After recognition of the 2010 OTTI loss, Peoples no longer has any exposure to CDO securities within its investment portfolio.  Management performed its analysis of the remaining securities with an unrealized loss at December 31, 2010, and concluded no other individual securities were other-than-temporarily impaired.

At December 31, 2010, the residential mortgage-backed securities that have been at an unrealized loss position for less than twelve months consisted almost entirely of securities purchased since September 2009.  The interest rate profiles of these securities are such that changes in fair value of the securities are directionally consistent with changes in market interest rates.  All of the securities that have been at an unrealized loss position for twelve months or more were purchased prior to year-end 2008.  None of these securities were downgraded by either Moody’s or S&P during 2010, and, with the exception of a single holding, all of these investments experienced improvement in value during 2010.  In addition, the fair value for nearly all of these securities was within 90% of its December 31 book value.  The positions with a fair value less than 90% of their book value were limited to three bank-issued trust preferred securities, which had an aggregate book value of $3.0 million and fair value of $2.2 million, and two residential mortgage-backed securities with an aggregate book value of $22.9 million and fair value of $17.6 million.  Management has analyzed the underlying credit quality of these issuers, all of whom were part of the Supervisory Capital Assessment Program conducted by federal banking regulators in the first half of 2009, and concluded the unrealized losses were entirely attributable to the floating rate nature of these investments and current market interest rates.

The following table presents the amortized costs, fair value and weighted-average yield of securities by contractual maturity at December 31, 2010.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% Federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$–	$14	$24	$–	$38
U.S. government sponsored agencies	–	1,005	11,748	–	12,753
States and political subdivisions	1,730	12,884	10,474	21,629	46,717
Residential mortgage-backed securities	–	2,872	106,524	403,002	512,398
Commercial mortgage-backed securities	–	–	7,797	22,327	30,124
Bank-issued trust preferred securities	–	–	–	13,877	13,877
Equity securities	–	–	–	1,214	1,214
Total available-for-sale securities	$1,730	$16,775	$136,567	$462,049	$617,121
Fair value
Obligations of:
U.S. Treasury and government agencies	$–	$14	$25	$–	$39
U.S. government sponsored agencies	–	1,060	11,202	–	12,262
States and political subdivisions	1,760	13,369	10,838	21,412	47,379
Residential mortgage-backed securities	–	3,020	107,496	397,018	507,534
Commercial mortgage-backed securities	–	–	8,155	22,545	30,700
Bank-issued trust preferred securities	–	–	–	12,984	12,984
Equity securities	–	–	–	3,088	3,088
Total available-for-sale securities	$1,760	$17,463	$137,716	$457,047	$613,986
Total average yield	5.92%	5.94%	4.34%	3.92%	4.08%

Held-to-Maturity
At December 31, 2010, Peoples’ held-to-maturity investments consisted of two qualified school construction bonds that are classified as held-to-maturity because of Peoples’ intent and ability to hold the securities to maturity given uncertainty regarding ownership rights of the associated tax credits.  These securities are carried at an aggregate amortized cost of $3.0 million and have gross unrealized losses totaling $11,000; weighted average cash coupon and tax credit rates of 1.83% and 6.09%, respectively, and a remaining contractual maturity exceeding10 years.

Note 4.  Loans

Peoples Bank originates various types of loans including commercial loans, real estate loans and consumer loans, focusing primarily on lending opportunities in central and southeastern Ohio, west central West Virginia, and northeastern Kentucky markets.  The major classifications of loan balances, excluding loans held for sale, at December 31 were as follows:

(Dollars in thousands)	2010	2009
Commercial real estate	$452,875	$503,034
Commercial and industrial	153,192	159,915
Real estate construction	22,478	32,427
Residential real estate	200,275	215,735
Home equity lines of credit	48,130	49,183
Consumer	81,567	90,144
Deposit account overdrafts	2,201	1,620
Total loans	$960,718	$1,052,058

Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected.  The carrying amounts of these loans at December 31 included in the loan balances above are summarized as follows:

(Dollars in thousands)	2010	2009
Commercial real estate	$3,616	$4,112
Commercial and industrial	200	896
Residential real estate	17,893	20,242
Consumer	123	186
Total outstanding balance	$21,832	$25,436
Net carrying amount	$21,229	$24,734

Peoples Bank has pledged certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB as discussed in Note 8.  At December 31, 2010, the amount of such pledged loans totaled $181.8 million.  At December 2010, Peoples pledged commercial loans with outstanding balances totaling approximately $196 million to secure borrowings with the Federal Reserve Bank of Cleveland.

Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement.  A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.  The recorded investment in loans on nonaccrual status and accruing loans delinquent for 90 days or more were as follows at December 31:

			Accruing Loans
	Nonaccrual Loans		90+ Days Past Due
(Dollars in thousands)	2010	2009	2010	2009
Commercial real estate	$34,392	$25,852	$–	$164
Commercial and industrial	1,714	2,884	–	–
Residential real estate	3,790	4,687	27	238
Home equity lines of credit	554	546	–	–
Consumer	–	3	–	9
Total	$40,450	$33,972	$27	$411

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2010:

	Loans Past Due				Current	Total
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total	Loans	Loans
Commercial real estate	$3,208	$5,378	$14,652	$23,238	$429,637	$452,875
Commercial and industrial	563	11	247	821	152,371	153,192
Real estate construction	4	–	815	819	21,659	22,478
Residential real estate	4,321	2,022	1,959	8,302	191,973	200,275
Home equity lines of credit	725	119	–	844	47,286	48,130
Consumer	186	58	458	702	80,865	81,567
Deposit account overdrafts	–	–	–	–	2,201	2,201
Total loans	$9,007	$7,588	$18,131	$34,726	$925,992	$960,718

Credit Quality Indicators
As discussed in Note 1, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix based on a scale of 1 to 8.  A description of the general characteristics of the risk grades used by Peoples is as follows:

 “Pass” (grades 1 through 4): Loans in this risk category involve borrowers of acceptable-to-strong credit quality and risk who have the apparent ability to satisfy their loan obligations.  Loan in this risk grade would possess sufficient mitigating factors, such as adequate collateral or strong guarantors possessing the capacity to repay the debt if required, for any weakness that may exist.

“Watch” (grade 5): Loans in this risk grade are the equivalent of the regulatory definition of “Other Assets Especially Mentioned” classification.   Loans in this category possess some credit deficiency or potential weakness, which requires a high level of management attention.  Potential weaknesses include declining trends in operating earnings and cash flows and /or reliance on the secondary source of repayment.  If left uncorrected, these potential weaknesses may result in noticeable deterioration of the repayment prospects for the asset or in Peoples’ credit position.

“Substandard” (grade 6): Loans in this risk grade are inadequately protected by the borrower’s current financial condition and payment capability or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the orderly repayment of debt.  They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

“Doubtful” (grade 7): Loans in this risk grade have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or orderly repayment in full, on the basis of current existing facts, conditions and values, highly questionable and improbable.  Possibility of loss is extremely high, but because of certain important and reasonably specific factors that may work to the advantage and strengthening of the exposure, its classification as an estimate loss is deferred until its more exact status may be determined.

“Loss” (grade 8): Loans in this risk grade are considered to be non-collectible and of such little value that their continuance as bankable assets is not warranted. This does not mean the loan has absolutely no recovery value, but rather it is neither practical nor desirable to defer writing off the loan, even though partial recovery may be obtained in the future.  Charge-offs against the allowance for loan losses are taken in the period in which the loan becomes uncollectible.  Consequently, Peoples typically does not maintain a recorded investment in loans within this category.

Consumer loans and other smaller-balance loans are evaluated and classified as “substandard”; “doubtful” or “loss” based upon the regulatory definition of these classes and consistent with regulatory requirements.  Loans not evaluated individually nor meeting any of the regulatory conditions to be classifications, as describe above, would be classified as “not rated”.

The following table summarizes the risk category of Peoples’ loan portfolio based upon on the most recent analysis performed as of December 31, 2010:

	Pass Rated	Watch	Subtandard	Doubtful	Not	Total
(Dollars in thousands)	(Grades 1 - 4)	(Grade 5)	(Grade 6)	(Grade 7)	Rated	Loans
Commercial real estate	$ 320,306	$ 49,901	$ 77,634	$ –	$ 5,034	$ 452,875
Commercial and industrial	122,874	6,325	9,427	247	14,319	153,192
Real estate construction	14,991	3,017	3,495	–	975	22,478
Residential real estate	5,186	2,135	8,031	–	184,923	200,275
Home equity lines of credit	283	339	2,106	–	45,402	48,130
Consumer	89	–	–	–	81,478	81,567
Deposit account overdrafts	–	–	–	–	2,201	2,201
Total loans	$ 463,729	$ 61,717	$ 100,693	$ 247	$ 334,332	$ 960,718

Impaired Loans
The following tables summarize loans classified as impaired at December 31, 2010:

	Unpaid	Recorded Investment		Total		Average	Interest
	Principal	With	Without	Recorded	Related	Recored	Income
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
Commercial real estate	$ 58,178	$ 6,403	$ 27,550	$ 33,953	$ 1,789	$ 21,361	$ 10
Commercial and industrial	2,333	1,086	729	1,815	572	1,713	5
Real estate construction	1,755	330	485	815	22	913	–
Residential real estate	1,170	631	506	1,137	320	867	9
Home equity lines of credit	522	520	–	520	254	535	–
Total loans	$ 63,958	$ 8,970	$ 29,270	$ 38,240	$ 2,957	$ 25,389	$ 24

Peoples’ average recorded investment in impaired loans was $38.1 million in 2009 and $25.6 million in 2008, while interest income recognized on impaired loans was $19,000 and $108,000, respectively.

Certain loans included in the nonaccrual loan totals above are not considered impaired and evaluated individually by Peoples.  These loans consist primarily of smaller balance homogenous consumer and residential real estate loans that are collectively evaluated for impairment and totaled $2.1 million at December 31, 2010.

Related Party Loans
In the normal course of its business, Peoples Bank has granted loans to executive officers and directors of Peoples.  Related party loans were made on substantially the same terms, including interest rates charged and collateral required, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectibility.  At December 31, 2010, no related party loan was past due 90 or more days, renegotiated or on nonaccrual status.  Activity in related party loans is presented in the table below.  Other changes primarily consist of changes in related party status during the year.

(Dollars in thousands)
Balance, December 31, 2009	$ 8,783
New loans and disbursements	3,494
Repayments	(1,245)
Other changes	(4,731)
Balance, December 31, 2010	$ 6,301

Allowance for Loan Losses
Changes in the allowance for loan losses for each of the three years in the period ended December 31, 2010, were as follows:

(Dollars in thousands)	2010	2009	2008
Balance, beginning of year	$ 27,257	$ 22,931	$ 15,718
Charge-offs	(30,181)	(23,922)	(21,969)
Recoveries	2,774	2,527	1,542
Net charge-offs	(27,407)	(21,395)	(20,427)
Provision for loan losses	26,916	25,721	27,640
Balance, end of year	$ 26,766	$ 27,257	$ 22,931

Note 5.  Bank Premises and Equipment

The major categories of bank premises and equipment and accumulated depreciation at December 31 are summarized as follows:

(Dollars in thousands)	2010	2009
Land	$ 5,690	$ 5,699
Building and premises	32,060	31,358
Furniture, fixtures and equipment	18,190	18,377
Total bank premises and equipment	55,940	55,434
Accumulated depreciation	(31,006)	(30,590)
Net book value	$ 24,934	$ 24,844

Peoples depreciates its building and premises and furniture, fixtures and equipment over estimated useful lives generally ranging from 5 to 40 years and 2 to 10 years, respectively.  Depreciation expense was $1,943,000, $1,998,000 and $2,066,000, in 2010, 2009 and 2008, respectively.

Leases
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to ten years.  Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease.  All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense was $916,000, $901,000 and $739,000 in 2010, 2009 and 2008, respectively.

Peoples leases certain properties from related parties.  Payments related to these leases totaled $166,000, $160,000 and $162,000 in 2010, 2009 and 2008, respectively.  The terms of these leases are substantially the same as those offered for comparable transactions with non-related parties at the time the lease transactions were consummated.

The future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2010: $865,000 in 2011; $868,000 in 2012; $846,000 in 2013; $599,000 in 2014; $434,000 in 2015 and $1,943,000 thereafter.

Note 6.  Goodwill and Other Intangible Assets

Goodwill
There were no changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009.  Peoples performed the required goodwill impairment tests and concluded the recorded value of goodwill was not impaired as of December 31, 2010, based upon the estimated fair value of the single reporting unit.

Other intangible assets
 Other intangible assets were comprised of the following at December 31:

	Gross		Net
	Intangible	Accumulated	Intangible
(Dollars in thousands)	Asset	Amortization	Asset
2010
Core deposits	$10,564	$(10,190)	$374
Customer relationships	6,182	(5,559)	623
Total acquired intangibles	$16,746	$(15,749)	$997
Mortgage servicing rights			1,353
Total other intangible assets			$2,350

2009
Core deposits	$10,564	$(9,719)	$845
Customer relationships	6,182	(5,112)	1,070
Total acquired intangibles	$16,746	$(14,831)	$1,915
Mortgage servicing rights			1,164
Total other intangible assets			$3,079

The estimated aggregate future amortization expense of core deposit and customer relationship intangible assets at December 31, 2010, is as follows:

	Core	Customer
(Dollars in thousands)	Deposits	Relationships	Total
2011	$270	$316	$586
2012	104	202	306
2013	–	105	105
Total	$374	$623	$997

The following is an analysis of activity of MSRs for the years ended December 31:

(Dollars in thousands	2010	2009	2008
Balance, beginning of year	$1,164	$719	$756
Amortization	(385)	(406)	(318)
Servicing rights originated	574	851	281
Balance, end of year	$1,353	$1,164	$719

No valuation allowances were required at December 31, 2010, 2009 and 2008 for Peoples’ MSRs since the fair value exceeded the book value.

Note 7.  Deposits

Peoples’ deposit balances were comprised of the following at December 31:

(Dollars in thousands)	2010	2009
Retail certificates of deposit:
$100,000 or more	$202,001	$214,933
Less than $100,000	228,885	265,579
Total retail certificates of deposit	430,886	480,512
Interest-bearing transaction accounts	215,350	229,232
Money market deposit accounts	289,657	263,257
Savings accounts	123,173	122,465
Total retail interest-bearing deposits	1,059,066	1,095,466
Brokered certificates of deposits	87,465	102,420
Total interest-bearing deposits	1,146,531	1,197,886
Non-interest-bearing deposits	215,069	198,000
Total deposit balances	$1,361,600	$1,395,886

The contractual maturities of certificates of deposits for each of the next five years and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
2011	$218,684	$23,538	$242,222
2012	111,393	11,457	122,850
2013	58,239	3,705	61,944
2014	20,177	12,087	32,264
2015	21,931	5,834	27,765
Thereafter	462	30,844	31,306
Total maturities	$430,886	$87,465	$518,351

Deposits from related parties approximated $10.5 million and $8.8 million at December 31, 2010 and 2009, respectively.

Note 8.  Short-Term Borrowings

Peoples utilizes various short-term borrowings as sources of funds, which are summarized as follows:

(Dollars in thousands)	Retail Repurchase Agreements	FHLB Advances	Other Short- Term Borrowings
2010
Ending balance	$51,509	$–	$–
Average balance	50,115	8,712	69
Highest month end balance	51,762	57,400	–
Interest expense	252	10	–
Weighted-average interest rate:
End of year	0.41%	– %	– %
During the year	0.50%	0.11%	– %

(Dollars in thousands)	Retail Repurchase Agreements	FHLB Advances	Other Short- Term Borrowings
2009
Ending balance	$51,921	$25,000	$–
Average balance	52,905	6,867	150
Highest month end balance	53,931	25,000	10,000
Interest expense	468	13	1
Weighted-average interest rate:
End of year	0.54%	0.09%	– %
During the year	0.88%	0.19%	0.67%

2008
Ending balance	$54,452	$30,000	$14,400
Average balance	39,329	102,146	1,195
Highest month end balance	56,079	186,100	14,400
Interest expense	813	2,557	13
Weighted-average interest rate:
End of year	1.26%	0.34%	0.50%
During the year	2.07%	2.50%	1.09%

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

Note 9.  Long-Term Borrowings

    Long-term borrowings consisted of the following:

	2010		2009
(Dollars in thousands)	Balance	Weighted-Average Rate	Balance	Weighted-Average Rate
Callable national market repurchase agreements	$65,000	3.43%	$145,000	4.01%
FHLB convertible rate advances	7,500	4.81%	7,500	4.81%
FHLB putable non-amortizing, fixed rate advances	60,000	3.28%	60,000	3.28%
FHLB amortizing, fixed rate advances	20,203	3.58%	18,613	3.56%
FHLB non-amortizing, fixed rate advances	5,000	3.13%	15,000	3.90%
Total long-term borrowings	$157,703	3.45%	$246,113	3.82%

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

The aggregate minimum annual retirements of long-term borrowings in future periods are as follows:

(Dollars in thousands)	Balance	Weighted- Average Rate
2011	$15,391	4.03%
2012	7,407	3.58%
2013	2,225	3.67%
2014	1,721	3.55%
2015	1,466	3.55%
Thereafter	129,493	3.36%
Total long-term borrowings	$157,703	3.45%

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

Under the risk-based capital standards for bank holding companies adopted by the Board of Governors of the Federal Reserve System, the Trust Preferred Securities qualify as Tier 1 capital for regulatory capital purposes, subject to certain quantitative limits and qualitative standards.  Specifically, the aggregate amount of trust preferred securities and certain other capital elements that qualify as Tier 1 capital is limited to 25% of core capital elements, net of goodwill, with the excess amount not qualifying for Tier 1 capital being included in Tier 2 capital.  Additionally, trust preferred securities no longer qualify for Tier 1 capital within five years of their maturity.  At December 31, 2010 and 2009, the entire amount of the outstanding Trust Preferred Securities qualified as Tier 1 capital.

Note 11.  Stockholders’ Equity

The following table details the progression in shares of Peoples’ preferred, common and treasury stock during the period presented:

	Preferred	Common	Treasury Stock
	Stock	Stock
Shares at December 31, 2007	–	10,925,954	629,206
Changes related to stock-based compensation awards:
Exercise of stock options for common shares	–	7,475	(11,093)
Purchase of treasury stock	–	–	23,367
Common shares issued inder dividend reinvestment plan	–	41,935	–
Shares at December 31, 2008	–	10,975,364	641,480
Issuance of preferred shares	39,000	–	–
Changes related to stock-based compensation awards:
Release of restricted common shares	–	3,415	–
Changes related to deferred compensation plan:
Purchase of treasury stock	–	–	17,984
Reissuance of treasury stock	–	–	(2,209)
Common shares issued under dividend reinvestment plan	–	53,113	–
Shares at December 31, 2009	39,000	11,031,892	657,255
Changes related to stock-based compensation awards:
Release of restricted common shares	–	7,202	–
Exercise of common stock options	–	–	(31,008)
Changes related to deferred compensation plan:
Purchase of treasury stock	–	–	11,855
Reissuance of treasury stock	–	–	(25,407)
Common shares issued under dividend reinvestment plan	–	30,928	–
Shares at December 31, 2010	39,000	11,070,022	612,695

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

If the Series A Preferred Shares were redeemed in full, Peoples would have the right to repurchase the Warrant at its appraised value.  Otherwise, the U.S. Treasury must liquidate the related Warrant at the current market price.

On February 2, 2011, Peoples completed the repurchase of 21,000 shares of its Series A Preferred Shares held by the U.S Treasury, for an aggregate purchase price of approximately $21,224,583, which included a pro rata accrued dividend of approximately $224,583.

Note 12.  Comprehensive Income (Loss)

The components of other comprehensive income (loss) for the years ended December 31 were as follows:

(Dollars in thousands)	2010	2009	2008
Net income	$5,581	$4,190	$7,455
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(18,174)	26,573	(20,941)
Related tax benefit (expense)	6,361	(9,301)	7,329
Non-credit losses arising on securities during the period	–	(166)	–
Related tax benefit	–	58	–
Less: reclassification adjustment for net gain (loss) included in earnings	5,066	(6,261)	(2,592)
Related tax (expense) benefit	(1,773)	2,190	907
Net effect on other comprehensive income (loss)	(15,106)	21,235	(11,927)

Defined benefit plans:
Net gain (loss) arising during the period	1,640	1,151	(5,206)
Related tax (expense) benefit	(574)	(403)	1,822
Amortization of unrecognized loss and service cost on pension plan	155	148	13
Related tax expense	(55)	(52)	(4)
Net effect on other comprehensive income (loss)	1,166	844	(3,375)
Total other comprehensive income (loss), net of tax	(13,940)	22,079	(15,302)
Total comprehensive income (loss)	$(8,359)	$26,269	$(7,847)

Changes in the components of Peoples’ accumulated other comprehensive income (loss) for years ended December 31, 2010, 2009 and 2008 were as follows:

	Unrealized	Net Pension and	Accumulated
	Gain (Loss)	Postretirement	Comprehensive
(Dollars in thousands)	on Securities	Costs	Income (Loss)
Balance, December 31, 2007	$4,064	$(1,050)	$3,014
Current period change, net of tax	(11,927)	(3,375)	(15,302)
Balance, December 31, 2008	$(7,863)	$(4,425)	$(12,288)
Current period change, net of tax	21,235	844	22,079
Cumulative effect adjustment for non-credit
portion of previously recorded OTTI losses	(304)	–	(304)
Balance, December 31, 2009	$13,068	$(3,581)	$9,487

	Unrealized	Net Pension and	Accumulated
	Gain (Loss)	Postretirement	Comprehensive
(Dollars in thousands)	on Securities	Costs	Income (Loss)
Balance, December 31, 2009	$13,068	$(3,581)	$9,487
Current period change, net of tax	(15,106)	1,166	(13,940)
Balance, December 31, 2010	$(2,038)	$(2,415)	$(4,453)

Note 13.  Employee Benefit Plans

Peoples sponsors a noncontributory defined benefit pension plan that covers substantially all employees hired before January 1, 2010.  The plan provides retirement benefits based on an employee’s years of service and compensation.   For employees hired before January 1, 2003, the amount of postretirement benefit is based on the employee’s average monthly compensation pay over the highest five consecutive years out of the employee’s last ten years with Peoples while an eligible employee.  For employees hired on or after January 1, 2003, the amount of postretirement benefit is based on 2% of the employee’s annual compensation plus accrued interest.  Effective January 1, 2010, the pension plan was closed to new entrants.  On November 18, 2010, Peoples’ Board of Directors authorized a freeze of the accrual of pension plan benefits, which will occur effective March 1, 2011.  Peoples recognized this freeze as a curtailment as of December 31, 2010, since no participant would accrue any additional benefits between December 31, 2010 and March 1, 2011, under the terms of the pension plan.  Peoples also has a contributory postretirement benefit plan for former employees who were retired as of December 31, 1992.  The plan provides health and life insurance benefits.  Peoples’ policy is to fund the cost of the benefits as they are incurred.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ending December 31, 2010, and a statement of the funded status as of December 31, 2010 and 2009:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2010	2009	2010	2009
Change in benefit obligation:
Obligation at January 1	$13,075	$12,938	$243	$226
Service cost	750	799	–	–
Interest cost	785	785	13	16
Plan participants’ contributions	–	–	135	128
Actuarial loss (gain)	472	(82)	(14)	11
Benefit payments	(849)	(1,365)	(167)	(138)
Increase due to plan changes	–	–	21	–
Curtailment	(1,732)	–	–	–
Obligation at December 31	$12,501	$13,075	$231	$243
Accumulated benefit obligation at December 31	$12,501	$11,379	$–	$–

Change in plan assets:
Fair value of plan assets at January 1	$11,886	$9,840	$–	$–
Actual return on plan assets	1,506	2,261	–	–
Employer contributions	–	1,150	32	10
Plan participants’ contributions	–	–	135	128
Benefit payments	(849)	(1,365)	(167)	(138)
Fair value of plan assets at December 31	$12,543	$11,886	$–	$–

Funded status:
Funded status at December 31	$42	$(1,189)	$(231)	$(243)
Unrecognized prior service cost	–	–	–	–
Unrecognized net loss	–	–	–	–
Net amount recognized	$42	$(1,189)	$(231)	$(243)

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2010	2009	2010	2009
Amounts recognized in Consolidated Balance Sheets:
Prepaid benefit costs	$42	$–	$–	$–
Accrued benefit liability	–	(1,189)	(231)	(243)
Net amount recognized	$42	$(1,189)	$(231)	$(243)

Amounts recognized in Accumulated Comprehensive Income (Loss):
Unrecognized prior service cost	$–	$18	$3	$18
Unrecognized net loss	2,420	3,568	55	52
Total	$2,420	$3,586	$58	$70

Weighted-average assumptions at year-end:
Discount rate	5.70%	6.40%	5.70%	6.40%
Rate of compensation increase	2.50%	2.50%	n/a	n/a

The estimated costs relating to Peoples’ pension benefits that will be amortized from accumulated comprehensive income (loss) into net periodic cost over the next fiscal year are $34,000 of net loss.

Net Periodic Benefit Cost
The following table provides the components of net periodic benefit cost for the plans:

	Pension Benefits			Postretirement Benefits
(Dollars in thousands)	2010	2009	2008	2010	2009	2008
Service cost	$750	$799	$763	$–	$–	$–
Interest cost	785	785	781	13	16	15
Expected return on plan assets	(1,149)	(1,194)	(1,202)	–	–	–
Amortization of prior service cost	4	4	4	(3)	(3)	–
Amortization of net loss	151	145	10	(9)	(3)	(7)
Curtailment	23	–	–		–	–
Net periodic benefit cost	$564	$539	$356	$1	$10	$8

Weighted-average assumptions:
Discount rate	6.40%	6.30%	6.70%	6.40%	6.30%	6.70%
Expected return on plan assets	8.50%	8.50%	8.50%	n/a	n/a	n/a
Rate of compensation increase	2.50%	2.50%	3.50%	n/a	n/a	n/a

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2010, grading down 1% per year to an ultimate rate of 5% in 2015.  The health care trend rate assumption does not have a significant effect on the contributory defined benefit postretirement plan; therefore, a one percentage point increase or decrease in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.

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

The following table provides the fair values of investments held in Peoples’ pension plan at December 31, by major asset category:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)

2010
Equity securities	$10,487	$10,487	$–
Debt securities	1,705	1,071	634
Other	351	–	351
Total fair value of pension assets	$12,543	$11,558	$985

2009
Equity securities	$9,357	$9,357	$–
Debt securities	1,945	924	1,021
Other	584	–	584
Total fair value of pension assets	$11,886	$10,281	$1,605

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

Equity securities of Peoples’ pension plan did not include any securities of Peoples or related parties in 2010 or 2009.

Cash Flows
Peoples has not determined if any contributions will be made to its pension plan in 2010; however, actual contributions are made at the discretion of the Retirement Plan Committee and Peoples’ Board of Directors.  Estimated future benefit payments, which reflect benefits attributable to estimated future service, for the years ending December 31 are as follows:

(Dollars in thousands)	Pension Benefits	Post- retirement Benefits
2011	$922	$30
2012	1,604	29
2013	940	28
2014	1,017	26
2015	791	25
2016 to 2020	4,122	96
Total	$9,396	$234

Retirement Savings Plan
Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees.  The plan provides participants the opportunity to save for retirement on a tax-deferred basis.  During 2009 and in prior years, Peoples made matching contributions equal to 100% of participants’ contributions that did not exceed 3% of the participants’ compensation, plus 50% of participants’ contributions between 3% and 5% of the participants’ compensation.  Effective January 1, 2010, Peoples began making matching contributions equal to 100% of participants’ contributions that do not exceed 2% of the participants’ compensation.  Beginning January 1, 2011, matching contributions will equal 100% of participants’ contributions that did not exceed 3% of the participants’ compensation, plus 50% of participants’ contributions between 3% and 5% of the participants’ compensation.  Matching contributions made by Peoples totaled $425,000, $775,000 and $776,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 14.  Income Taxes

Peoples’ reported income tax expense consisted of the following for the years ended December 31:

(Dollars in thousands)	2010	2009	2008
Current income tax	$1,986	$4,148	$3,021
Deferred income tax	(1,814)	(5,212)	(2,861)
Total income tax (benefit) expense	$172	$(1,064)	$160

The reported income tax expense and effective tax rate in the Consolidated Statements of Income differs from the amounts computed by applying the statutory corporate tax rate as follows for the years ended December 31:

	2010		2009		2008
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax computed at statutory federal tax rate	$1,956	34.0%	$1,063	34.0%	$2,665	35.0%
Differences in rate resulting from:
Tax-exempt interest income	(808)	(14.1)	(921)	(29.5)	(924)	(12.1)
Investments in tax credit funds	(715)	(12.4)	(625)	(20.0)	(689)	(9.0)
Bank owned life insurance	(207)	(3.6)	(357)	(11.4)	(554)	(7.3)
Change in valuation allowance	–	–	–	–	(321)	(4.2)
Other, net	(54)	(0.9)	(224)	(7.2)	(17)	(0.3)
Total income tax (benefit) expense	$172	3.0%	$(1,064)	-34.1%	$160	2.1%

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

(Dollars in thousands)	2010	2009
Deferred tax assets:
Allowance for loan losses	$9,960	$10,002
Accrued employee benefits	946	1,482
Available-for-sale securities	1,098	–
Investments	2,607	2,229
AMT credit carryforward	6,096	3,676
Other	311	283
Total deferred tax assets	21,018	17,672

Deferred tax liabilities:
Bank premises and equipment	1,386	1,317
Deferred income	1,110	1,170
Deferred net loan costs	338	389
Available-for-sale securities	–	7,036
Other	4,660	3,556
Total deferred tax liabilities	7,494	13,468
Net deferred tax asset	$13,524	$4,204

The AMT tax credit carryforward at December 31, 2010 and 2009 may be carried over indefinitely.  No valuation allowance for deferred tax assets was required at December 31, 2010, as it is more likely than not that all of the deferred tax assets will be realized in future periods.  The related federal income tax expense on securities transactions approximated $2,398,000 in 2010, $506,000 in 2009 and $584,000 in 2008.

Note 15.  Earnings Per Share

The calculations of basic and diluted earnings per common share for years ended December 31 were as follows:

(Dollars in thousands, except per share data)	2010	2009	2008
Net income	$5,581	$4,190	$7,455
Preferred dividends	2,052	1,876	-
Net income available to common shareholders	3,529	2,314	7,455

Weighted-average common shares outstanding	10,424,474	10,363,975	10,315,263
Effect of potentially dilutive common shares	7,516	10,817	33,316
Total weighted-average diluted common
shares outstanding	10,431,990	10,374,792	10,348,579

Earnings per common share:
Basic	$0.34	$0.22	$0.72
Diluted	$0.34	$0.22	$0.72

As disclosed in Note 11, during 2009 Peoples issued a warrant to purchase 313,505 common shares, which remained outstanding at December 31, 2010.  This warrant was excluded from the calculation of diluted earnings per common share since it was anti-dilutive.  In addition, stock options and SARs covering 243,560; 285,678 and 282,604 common shares were excluded from the calculations for 2010, 2009 and 2008, respectively, since they were anti-dilutive.

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

The total amounts of loan commitments and standby letters of credit at December 31 are summarized as follows:

	Contractual Amount
(Dollars in thousands)	2010	2009
Home equity lines of credit	$40,021	$40,169
Unadvanced construction loans	6,107	12,921
Other loan commitments	108,995	113,072
Loan commitments	155,123	166,162

Standby letters of credit	$42,097	$44,048

Other
Peoples also has commitments to make additional capital contributions in low-income housing projects.  Such commitments approximated $0.6 million at December 31, 2010, and $0.9 million at December 31, 2009.  The maximum aggregate amounts Peoples could be required to make for each of the next four years are as follows: $229,000 in 2011; $186,000 in 2012; $127,000 in 2013 and $57,000 in 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require Peoples and Peoples Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Peoples and Peoples Bank met all capital adequacy requirements at December 31, 2010.

As of December 31, 2010, the most recent notifications from the banking regulatory agencies categorized Peoples and Peoples Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Peoples and Peoples Bank must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since these notifications that management believes have changed Peoples or Peoples Bank's category.

Peoples and Peoples Bank’s actual capital amounts and ratios as of December 31 are also presented in the following table:

	December 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES
Total Capital (1)
Actual	$209,738	18.2%	$209,144	16.8%
For capital adequacy	91,967	8.0%	99,577	8.0%
To be well capitalized	114,959	10.0%	124,471	10.0%

Tier 1 (2)
Actual	$194,407	16.9%	$192,822	15.5%
For capital adequacy	45,983	4.0%	49,788	4.0%
To be well capitalized	68,975	6.0%	74,682	6.0%

Tier 1 Leverage (3)
Actual	$194,407	10.6%	$192,822	10.1%
For capital adequacy	73,177	4.0%	76,653	4.0%
To be well capitalized	91,471	5.0%	95,817	5.0%
Net Risk-Weighted Assets	$1,149,587		$1,244,707

          (1)  Ratio represents total capital to net risk-weighted assets
          (2)  Ratio represents Tier 1 capital to net risk-weighted assets
          (3)  Ratio represents Tier 1 capital to average assets

As more fully disclosed in Note 11, on February 2, 2011, Peoples repurchased $21.0 million of its Series A Preferred Shares held by the U.S. Treasury, resulting in a corresponding reduction in Peoples’ Tier 1 and Total capital for regulatory purposes.

	December 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES BANK
Total Capital (1)
Actual	$177,793	15.6%	$178,798	14.4%
For capital adequacy	91,412	8.0%	99,150	8.0%
To be well capitalized	114,265	10.0%	123,938	10.0%

Tier 1 (2)
Actual	$163,356	14.3%	$163,161	13.2%
For capital adequacy	45,706	4.0%	49,575	4.0%
To be well capitalized	68,559	6.0%	74,363	6.0%

Tier 1 Leverage (3)
Actual	$163,356	9.0%	$163,161	8.6%
For capital adequacy	72,391	4.0%	76,277	4.0%
To be well capitalized	90,488	5.0%	95,346	5.0%
Net Risk-Weighted Assets	$1,142,652		$1,239,379

           (1)  Ratio represents total capital to net risk-weighted assets
           (2)  Ratio represents Tier 1 capital to net risk-weighted assets
           (3)  Ratio represents Tier 1 capital to average assets

Limits on Dividends
The primary source of funds for the dividends paid by Peoples is dividends received from Peoples Bank.  The payment of dividends by Peoples Bank is subject to various banking regulations.  The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years.  At December 31, 2010, Peoples Bank had approximately $1.6 million of net profits available for distribution to Peoples as dividends without regulatory approval.

Federal Reserve Requirements
Peoples Bank is required to maintain a minimum level of reserves, consisting of cash on hand and non-interest-bearing balances with the Federal Reserve Bank of Cleveland, based on the amount of deposit liabilities.  Average required reserve balances were approximately $6.2 million and $5.1 million for the years ended December 31, 2010 and 2009.

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

The following summarizes the changes to Peoples’ stock options for the year ended December 31, 2010:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	270,757	$23.90
Granted	–	–
Exercised	(34,464)	13.57
Expired	(35,175)	24.98
Outstanding at December 31	201,118	$25.48	2.8 years	$–
Exercisable at December 31	201,118	$25.48	2.8 years	$–

The total intrinsic value of stock options exercised was $86,000.  The following summarizes information concerning Peoples’ stock options outstanding at December 31, 2010:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Option Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Option Shares Exercisable	Weighted-Average Exercise Price
$13.59	to	$21.71	9,876	1.4 years	20.08	9,876	20.08
$22.32	to	$23.32	47,640	2.0 years	22.32	47,640	22.32
$23.33	to	$26.00	39,780	1.5 years	23.97	39,780	23.97
$26.01	to	$27.74	41,354	3.2 years	27.08	41,354	27.08
$27.75	to	$28.25	31,058	4.5 years	28.25	31,058	28.25
$28.26	to	$30.00	31,410	3.9 years	29.02	31,410	29.02
Total			201,118	2.8 years	$25.48	201,118	$25.48

Stock Appreciation Rights
 SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted will vest three years from the grant date and expire ten years from the date of grant.  The following summarizes the changes to Peoples’ SARs for the year ended December 31, 2010:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1	53,756	$ 25.80
Granted	–	–
Exercised	–	–
Forfeited	(11,314)	25.17
Outstanding at December 31	42,442	$ 25.97	5.6 years	$ –
Exercisable at December 31	23,741	$ 27.70	4.4 years	$ –

The weighted-average estimated fair value of the SARs granted in 2010, 2009 and 2008 was $0, $0 and $5.46, respectively.

The following summarizes information concerning Peoples’ SARs outstanding at December 31, 2010:

Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life	Number of Shares Exercisable
$23.26	5,000	2.6 years	5,000
$23.77	19,936	7.1 years	1,235
$29.25	17,506	4.8 years	17,506
Total	42,442	5.6 years	23,741

Restricted Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while the restrictions on common shares awarded to employees expire after three years. The following summarizes the changes to Peoples’ restricted common shares for year ended December 31, 2010:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1	13,991	$24.48
Awarded	2,000	14.82
Released	(7,202)	26.62
Forfeited	(1,452)	23.77
Outstanding at December 31	7,337	$19.88

The total intrinsic value of restricted stock released was $94,000, $37,000 and $158,000 in 2010, 2009 and 2008, respectively.

Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefits costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized for the years ended December 31:

	2010	2009	2008
Total stock-based compensation	$92,000	$149,000	$498,000
Recognized tax benefit	(32,000)	(52,000)	(174,000)
Net expense recognized	$60,000	$97,000	$324,000

Restricted common shares were the only stock-based compensation awards granted by Peoples in 2009 and 2010.  The estimated fair value of SARs granted in 2008 was calculated at grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

2008
Risk-free interest rate	4.38%
Dividend yield	3.88%
Volatility factor of the market price of parent stock	26.3%
Weighted-average expected life	10.0 years

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

Total unrecognized stock-based compensation expense related to unvested awards was $17,000 at December 31, 2010, which will be recognized over a weighted-average period of 0.7 years.

Note 19.  Parent Company Only Financial Information

Condensed Balance Sheets	December 31,
(Dollars in thousands)	2010	2009
Assets:
Cash and due from other banks	$50	$996
Interest-bearing deposits in subsidiary bank	26,116	22,780
Receivable from subsidiary bank	572	575
Available-for-sale investment securities, at estimated fair value (amortized
cost of $1,238 and $1,394 at December 31, 2010 and 2009, respectively)	3,113	2,771
Investments in subsidiaries:
Bank	200,839	216,339
Non-bank	28,488	28,975
Other assets	1,224	1,342
Total assets	$260,402	$273,778

Liabilities:
Accrued expenses and other liabilities	$5,449	$5,545
Dividends payable	1,298	1,291
Junior subordinated debentures held by subsidiary trust	22,975	22,975
Total liabilities	29,722	29,811

Preferred stockholders' equity	38,645	38,543
Common stockholders' equity	192,035	205,424
Total stockholders' equity	230,680	243,967
Total liabilities and stockholders' equity	$260,402	$273,778

Condensed Statements of Income	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Income:
Dividends from subsidiary bank	$8,600	$3,000	$2,000
Dividends from non-bank subsidiary	950	5,250	–
Interest and other income	366	495	361
Total income	9,916	8,745	2,361

Expenses:
Interest expense on junior subordinated notes held by subsidiary trusts	2,021	2,015	2,011
Intercompany management fees	950	909	821
Other expense	994	1,067	1,380
Total expenses	3,965	3,991	4,212

Income (loss) before federal income taxes and (excess dividends from) equity
in undistributed earnings of subsidiaries	5,951	4,754	(1,851)
Applicable income tax benefit	(1,354)	(1,522)	(1,798)
(Excess dividends from) equity in undistributed earnings of subsidiaries	(1,724)	(2,086)	7,508
Net income	$5,581	$4,190	$7,455

Statements of Cash Flows	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Operating activities
Net income	$5,581	$4,190	$7,455
Adjustment to reconcile net income to cash provided by operations:
Excess dividends from (equity in) undistributed earnings of subsidiaries	1,724	2,086	(7,508)
Other, net	431	(142)	59
Net cash provided by operating activities	7,736	6,134	6

Investing activities
Net proceeds from sales and maturities (purchases of) investment securities	171	38	(45)
Investment in subsidiaries	–	(18,000)	–
Change in receivable from subsidiary	(15)	(153)	228
Net cash provided by (used in) investing activities	156	(18,115)	183

Financing activities
Issuance of preferred shares and common stock warrant	–	39,000	–
Preferred stock dividends	(1,950)	(1,543)	–
Purchase of treasury stock	(181)	(249)	(506)
Proceeds from issuance of common stock	447	4	210
Cash dividends paid	(3,822)	(7,426)	(8,423)
Excess tax (expense) benefit for share based payments	4	(14)	(33)
Net cash (used in) provided by financing activities	(5,502)	29,772	(8,752)
Net increase (decrease) in cash and cash equivalents	2,390	17,791	(8,563)
Cash and cash equivalents at the beginning of year	23,776	5,985	14,548
Cash and cash equivalents at the end of year	$26,166	$23,776	$5,985

Supplemental cash flow information:
Interest paid	$1,980	$1,980	$1,980

Note 20.  Summarized Quarterly Information (Unaudited)

	2010
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Total interest income	$23,457	$22,963	$22,572	$20,343
Total interest expense	8,016	7,790	7,308	6,319
Net interest income	15,441	15,173	15,264	14,024
Provision for loan losses	6,501	5,458	8,005	6,952
Net impairment losses	(986)	(800)	–	–
Net gain on securities and other assets	16	3,018	3,818	–
Other income	8,031	6,424	3,073	7,215
Intangible asset amortization	245	235	224	214
FDIC insurance	617	612	617	624
Other expenses	13,713	13,462	13,117	13,362
Income tax expense (benefit)	111	763	(221)	(481)
Net income (loss)	1,315	3,285	413	568
Preferred dividends	513	512	514	513
Net income (loss) available to common shareholders	$802	$2,773	$(101)	$55

Earnings per common share - Basic	$0.08	$0.27	$(0.01)	$0.01
Earnings per common share - Diluted	$0.08	$0.27	$(0.01)	$0.01

Weighted-average common shares outstanding - Basic	10,391,542	10,422,126	10,437,770	10,445,718
Weighted-average common shares outstanding - Diluted	10,400,243	10,429,369	10,437,770	10,452,001

	2009
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Total interest income	$26,334	$25,745	$25,472	$24,554
Total interest expense	10,807	10,315	10,003	9,137
Net interest income	15,527	15,430	15,469	15,417
Provision for loan losses	4,063	4,734	10,168	6,756
Net impairment losses	–	–	(5,930)	(1,777)
Net gain on investment securities	326	262	276	582
Other income	8,118	8,302	7,745	7,782
Intangible asset amortization	330	319	307	296
FDIC insurance	487	1,608	687	660
Other expenses	13,685	13,594	13,093	13,616
Income tax expense (benefit)	1,211	893	(2,630)	(538)
Net income (loss)	4,195	2,846	(4,065)	1,214
Preferred dividends	341	511	512	512
Net income (loss) available to common shareholders	$3,854	$2,335	$(4,577)	$702

Earnings per common share - Basic	$0.37	$0.23	$(0.44)	$0.07
Earnings per common share - Diluted	$0.37	$0.23	$(0.44)	$0.07

Weighted-average common shares outstanding - Basic	10,344,862	10,360,590	10,372,946	10,376,956
Weighted-average common shares outstanding - Diluted	10,355,280	10,377,105	10,372,946	10,387,400

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning (a) directors of Peoples Bancorp Inc. (“Peoples”), (b) the procedures by which shareholders of Peoples may recommend nominees to Peoples’ Board of Directors, (c) the Audit Committee of Peoples’ Board of Directors and (d) the Board of Directors’ determination that Peoples has an “audit committee financial expert” serving on its Audit Committee required by Items 401, 407(c)(3), 407(d)(4) and 407(d)(5) of SEC Regulation S-K will be included in the sections captioned “PROPOSAL NUMBER 1: ELECTION OF DIRECTORS”, “THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD” and “NOMINATING PROCEDURES” of the definitive Proxy Statement of Peoples Bancorp Inc. relating to the Annual Meeting of Shareholders to be held April 28, 2011 (“Peoples’ Definitive Proxy Statement”), which sections are incorporated herein by reference.  The procedures by which shareholders of Peoples may recommend nominees to Peoples’ Board of Directors have not changed materially from those described in Peoples’ definitive Proxy Statement for the 2010 Annual Meeting of Shareholders held on April 22, 2010.

The information regarding Peoples’ executive officers required by Item 401 of SEC Regulation S-K will be included in the section captioned “EXECUTIVE OFFICERS” of Peoples’ Definitive Proxy Statement, which section is incorporated herein by reference.

The information required by Item 405 of SEC Regulation S-K will be included under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of Peoples’ Definitive Proxy Statement, which section is incorporated herein by reference.

The Board of Directors of Peoples has adopted charters for each of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee.

In accordance with the requirements of Rule 5610 of The NASDAQ Stock Market LLC Corporate Governance Requirements, the Board of Directors of Peoples has adopted a Code of Ethics covering the directors, officers and employees of Peoples and its subsidiaries, including, without limitation, the principal executive officer, the principal financial officer and the principal accounting officer of Peoples.  Peoples intends to disclose the following events, if they occur, in a Current Report on Form 8-K and on the “Corporate Governance & Ethics” page of Peoples’ Internet website at www.peoplesbancorp.com within four business days following their occurrence:

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in the sections captioned “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “EXECUTIVE COMPENSATION: COMPENSATION DISCUSSION AND ANALYSIS”, “LONG-TERM EQUITY-BASED INCENTIVE COMPENSATION”, “SUMMARY COMPENSATION TABLE FOR 2010”, “GRANTS OF PLAN-BASED AWARDS FOR 2010”, “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2010”, “OPTION EXERCISES AND STOCK VESTED FOR 2010”, “PENSION BENEFITS FOR 2010”, “NON-QUALIFIED DEFERRED COMPENSATION FOR 2010” and “OTHER POTENTIAL POST EMPLOYMENT PAYMENTS”, “DIRECTOR COMPENSATION” and “COMPENSATION COMMITTEE REPORT” of Peoples’ Definitive Proxy Statement, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 regarding the security ownership of certain beneficial owners and management will be included in the section captioned  “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of Peoples’ Definitive Proxy Statement, which section is incorporated herein by reference.

Equity Compensation Plan Information
The table below provides information as of December 31, 2010, with respect to compensation plans under which common shares of Peoples are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.  These compensation plans include:

(i)	the Peoples Bancorp Inc. 1995 Stock Option Plan (the “1995 Plan”);
(ii)	the Peoples Bancorp Inc. 1998 Stock Option Plan (the “1998 Plan”);
(iii)	the Peoples Bancorp Inc. 2002 Stock Option Plan (the “2002 Plan”);
(iv)	the Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan (the “2006 Plan”); and
(v)	the Peoples Bancorp Inc. Second Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the “Deferred Compensation Plan”).

All of these compensation plans were approved by the shareholders of Peoples.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	333,287(1)	$24.82(2)	404,9743)

Equity compensation plans not approved by shareholders	–	–	–
Total	333,287	$24.82	404,974

(1)
Includes an aggregate of 250,897 common shares issuable upon exercise of options granted under the 1995 Plan, the 1998 Plan and the 2002 Plan and options and stock appreciation rights granted under the 2006 Plan and 82,390 common shares allocated to participants’ bookkeeping accounts under the Deferred Compensation Plan.

(2)
Represents weighted-average exercise price of outstanding options granted under the 1995 Plan, the 1998 Plan and the 2002 Plan and options and stock appreciation rights granted under the 2006 Plan.  The weighted-average exercise price does not take into account the common shares allocated to participants’ bookkeeping accounts under the Deferred Compensation Plan.

(3)
Includes 404,974 common shares remaining available for future grants under the 2006 Plan at December 31, 2010.  No common shares were available for future grants under the 1995 Plan, the 1998 Plan and the 2002 Plan at December 31, 2010.  No amount is included for potential future allocations to participants’ bookkeeping accounts under the Deferred Compensation Plan since the terms of the Deferred Compensation Plan do not provide for a specified limit on the number of common shares which may be allocated to participants’ bookkeeping accounts.

Additional information regarding Peoples’ stock-based compensation plans can be found in Note 18 of the Notes to the Consolidated Financial Statements.

Since 1991, Peoples has maintained the Deferred Compensation Plan for Directors, which provides a non-employee director of Peoples the ability to defer all or part of the compensation, and related federal income tax, received for services provided as a director of Peoples or one of its subsidiaries.  Since 1998, directors participating in the Deferred Compensation Plan have been permitted to allocate their deferrals between a cash account and a stock account.  The cash account earns interest equal to Peoples Bank’s three-year certificate of deposit interest rate.  The stock account receives allocations of Peoples’ common shares on the first business day of each calendar quarter based upon amounts deferred during the previous calendar quarter and fair market value of Peoples’ common shares and is credited with subsequent cash dividends on the common shares previously allocated to the account.  The only right a participant in the Deferred Compensation Plan for Directors has with respect to his or her cash account and/or stock account is to receive distributions upon termination of service as a director.  Distribution of the deferred amounts is made in a lump sum or annual installments.  The stock account is distributed in common shares of Peoples or in cash and the cash account is distributed only in cash.

In addition, Peoples maintains the Peoples Bancorp Inc. Retirement Savings Plan, which is intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the sections captioned “TRANSACTIONS WITH RELATED PERSONS”, “PROPOSAL NUMBER 1: ELECTION OF DIRECTORS”, “THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of Peoples’ Definitive Proxy Statement, which sections are incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this Item 14 will be included in the section captioned “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of Peoples’ Definitive Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements:
The following consolidated financial statements of Peoples Bancorp Inc. and subsidiaries are included in Item 8:
Page
Report of Independent Registered Public Accounting Firm (Ernst & Young LLP) on Effectiveness of
Internal Control Over Financial Reporting	57
Report of Independent Registered Public Accounting Firm (Ernst & Young LLP) on Consolidated
Financial Statements	58
Consolidated Balance Sheets as of December 31, 2010 and 2009	59
Consolidated Statements of Income for each of the three years ended December 31, 2010	60
Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2010	61
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2010	62
Notes to the Consolidated Financial Statements	63
Peoples Bancorp Inc. (Parent Company Only Financial Information is included in Note 19 of the
Notes to the Consolidated Financial Statements)	92

(a)(2)Financial Statement Schedules
  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)Exhibits
  Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 100. The Exhibit Index specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)        Exhibits
  Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 100.

(c)        Financial Statement Schedules
  None.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP INC.

Date: February 28, 2011	By: /s/	DAVID L. MEAD
David L. Mead
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAVID L. MEAD	President, Chief Executive Officer and Director	02/28/2011
David L. Mead

/s/ EDWARD G. SLOANE	Executive Vice President, Chief Financial Officer and	02/28/2011
Edward G. Sloane	Treasurer (Principal Financial and Accounting Officer)

/s/ CARL L. BAKER, JR.*
Carl L. Baker, Jr.	Director	02/28/2011

/s/ GEORGE W. BROUGHTON*
George W. Broughton	Director	02/28/2011

/s/ WILFORD D. DIMIT*
Wilford D. Dimit	Director	02/28/2011

/s/ RICHARD FERGUSON*
Richard Ferguson	Chairman of the Board and Director	02/28/2011

/s/ BRENDA F. JONES, M.D.*
Brenda F. Jones, M.D.	Director	02/28/2011

/s/ THEODORE P. SAUBER*
Theodore P. Sauber	Director	02/28/2011

/s/ PAUL T. THEISEN*
Paul T. Theisen	Vice Chairman of the Board and Director	02/28/2011

/s/ THOMAS J. WOLF*
Thomas J. Wolf	Director	02/28/2011

*
The above-named directors of the Registrant sign this Annual Report on Form 10-K by David L. Mead, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated and on the 23 day of February, 2011.

By: /s/	DAVID L MEAD David L. Mead President and Chief Executive Officer

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2010

Exhibit Number	Description	Exhibit Location
3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993).	Incorporated herein by reference to Exhibit 3(a) to the Registration Statement of Peoples Bancorp Inc. (“Peoples”) on Form 8-B filed July 20, 1993 (File No. 0-16772).

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994).	Incorporated herein by reference to Exhibit 3(a)(2) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-16772) (“Peoples’ 1997 Form 10-K”).

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996).	Incorporated herein by reference to Exhibit 3(a)(3) to Peoples’ 1997 Form 10-K.

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003).	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772)(“Peoples’ March 31, 2003 Form 10-Q”).

3.1(e)	Certificate of Amendment by Shareholders or Members to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009).	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772).

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
FOR FISCAL YEAR ENDED DECEMBER 31, 2010

Exhibit Number	Description	Exhibit Location
3.2(c)
Certificate of Amendment to the Code of Regulations of Peoples Bancorp Inc. regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004.
Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772).

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772).

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.’s Code of Regulations by shareholders on April 22, 2010.	Incorporated herein by reference to Exhibit 3.2(e) to Peoples’ Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010 (File No. 0-16772). (“Peoples’ June 30, 2010 Form 10-Q/A”)

3.2(f)	Code of Regulations of Peoples Bancorp Inc. (reflecting amendments through April 22, 2010) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3.2(e) to Peoples’ June 30, 2010 Form 10-Q/.

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt.	Filed herewith.

4.2	Indenture, dated as of April 20, 1999, between Peoples Bancorp Inc. and Wilmington Trust Company, as Debenture Trustee, relating to Junior Subordinated Deferrable Interest Debentures.
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
Incorporated herein by reference to Exhibit 4 (i) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999. (File No. 0-16772) (“Peoples’ 1999 Form 10-K”)

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

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2010

Exhibit Number	Description	Exhibit Location
4.7	Letter Agreement, dated February 2, 2011, between Peoples Bancorp Inc. and the United States Department of the Treasury	Incorporated herein by reference to Exhibit 10.1 to Peoples’ Current Report on Form 8-K dated and filed February 4, 2011 (File No. 0-16772).

10.1(a)	Peoples Bancorp Inc. Second Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (Amended and Restated Effective December 11, 2008.)*	Incorporated herein by reference to Exhibit 10.1(a) to Peoples’ 2008 Form 10-K.

10.1(b)	Rabbi Trust Agreement, made January 6, 1998, between Peoples Bancorp Inc. and The Peoples Banking and Trust Company (predecessor to Peoples Bank, National Association)*	Incorporated herein by reference to Exhibit 10.1(c) of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-16772) (“Peoples’ 2007 Form 10-K”).

10.2(a)	Peoples Bancorp Inc. Amended and Restated Incentive Award Plan (Amended and Restated Effective December 11, 2008) [Effective for the fiscal year ended December 31, 2009]*	Incorporated herein by reference to Exhibit 10.2 of Peoples’ 2008 Form 10-K.

10.2(b)	Summary of Incentive Plan for Executive Officers and other employees of Peoples Bancorp Inc. [Effective for the fiscal year ended December 31, 2010]*	Incorporated herein by reference to Exhibit 10.2(b) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-16772) (“Peoples’ 2009 Form 10-K”).

10.3	Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 4 to Peoples’ Registration Statement on Form S-8 filed May 24, 1995 (Registration Statement No. 033-59569).

10.4	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples under Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(k) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-16772) (“Peoples’ 1995 Form 10-K”).

10.5	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples’ subsidiaries under Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(l) to Peoples’ 1995 Form 10-K.

10.6	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 1995 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(m) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-16772) (“Peoples’ 1998 Form 10-K”).

10.7	Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10 to Peoples’ Registration Statement on Form S-8 filed September 4, 1998 (Registration Statement No. 333-62935).
*Management Compensation Plan

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2010

Exhibit Number	Description	Exhibit Location
10.8	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(o) to Peoples’ 1998 Form 10-K.

10.9	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to consultants/advisors of Peoples under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(p) to Peoples’ 1998 Form 10-K.

10.10	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 1998 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(o) to Peoples’ 1999 Form 10-K.

10.11	Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10 to Peoples’ Registration Statement on Form S-8 filed April 15, 2002 (Registration Statement No. 333-86246).

10.12	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to non-employee directors of Peoples under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(r) to Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-16772) (“Peoples’ 2002 Form 10-K”).

10.13	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to directors of Peoples’ subsidiaries under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(s) to Peoples’ 2002 Form 10-K.

10.14	Form of Stock Option Agreement used in connection with grant of non-qualified stock options to employees of Peoples under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(t) to Peoples’ 2002 Form 10-K.

10.15	Form of Stock Option Agreement used in connection with grant of incentive stock options under Peoples Bancorp Inc. 2002 Stock Option Plan.*	Incorporated herein by reference to Exhibit 10(u) to Peoples’ 2002 Form 10-K.

10.16	Amended and Restated Change in Control Agreement between Peoples Bancorp Inc. and Carol A. Schneeberger (amended and restated effective December 11, 2008)*	Incorporated herein by reference to Exhibit 10.21 to Peoples’ 2008 Form 10-K.

10.17	Amended and Restated Change in Control Agreement between Peoples Bancorp Inc. and Joseph S. Yazombek (amended and restated effective December 11, 2008)*	Incorporated herein by reference to Exhibit 10.24 to Peoples’ 2008 Form 10-K.

10.18	Summary of Perquisites for Executive Officers of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10.20 to Peoples’ 2009 Form 10-K.

10.19	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.*	Filed herewith.
*Management Compensation Plan

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2010

Exhibit Number	Description	Exhibit Location
10.20	Summary of Cash Compensation for Directors of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 10.22 of Peoples’ 2006 Form 10-K.

10.21	Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan*	Incorporated herein by reference to Exhibit 10.28 to Peoples’ 2008 Form 10-K.

10.22	Form of Peoples Bancorp Inc. 2006 Equity Plan Nonqualified Stock Option Agreement used and to be used to evidence grant of nonqualified stock option to non-employee directors of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10(c) of Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 0-16772).

10.23	Form of Peoples Bancorp Inc. 2006 Equity Plan Restricted Stock Agreement for employees used and to be used to evidence awards of restricted stock granted to employees of Peoples Bancorp Inc.*	Incorporated herein by reference to Exhibit 10.29 of Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-16722) (“Peoples’ 2006 Form 10-K”).

10.24
Form of Peoples Bancorp Inc. 2006 Equity Plan Restricted Stock Agreement for non-employee directors used and to be used to evidence awards of restricted stock granted to directors of Peoples Bancorp Inc.*
Incorporated herein by reference to Exhibit 10.30 of Peoples’ 2006 Form 10-K.

10.25	Form of Peoples Bancorp Inc. 2006 Equity Plan SAR Agreement for employees used and to be used to evidence awards of stock appreciation rights granted to employees of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 10.31 of Peoples’ 2006 Form 10-K.

10.26(a)	Letter Agreement, dated July 22, 2009, between Peoples Bancorp Inc. and Edward G. Sloane.*	Incorporated herein by reference to Exhibit 10.2 to Peoples’ June 30, 2009 Form 10-Q.

10.26(b)	Letter Agreement, dated July 22, 2009, between Peoples Bancorp Inc. and Carol A. Schneeberger.*	Incorporated herein by reference to Exhibit 10.4 to Peoples’ June 30, 2009 Form 10-Q.

10.26(c)	Letter Agreement, dated July 22, 2009, between Peoples Bancorp Inc. and Joseph S. Yazombek.*	Incorporated herein by reference to Exhibit 10.6 to Peoples’ June 30, 2009 Form 10-Q.

10.27	Amended and Restated Change in Control Agreement between Peoples Bancorp Inc. and Edward G. Sloane (amended and restated effective December 11, 2008)*	Incorporated herein by reference to Exhibit 10.34 to Peoples’ 2008 Form 10-K.

10.28	Change in Control Agreement between Peoples Bancorp Inc. and Daniel K. McGill (adopted September 14, 2009)*	Incorporated herein by reference to Exhibit 10.1 to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 0-16722).

10.29	Change in Control Agreement between Peoples Bancorp Inc. and Richard W. Stafford (adopted February 8, 2010)*	Incorporated herein by reference to Exhibit 10.31 to Peoples’ 2009 Form 10-K.

10.30	Letter Agreement, dated January 18, 2011, between Peoples Bancorp Inc. and Daniel K McGill*	Filed herewith.
*Management Compensation Plan

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2010

Exhibit Number	Description	Exhibit Location
10.31	Letter Agreement, dated January 18, 2011, between Peoples Bancorp Inc. and Richard W. Stafford.*	Filed herewith.

10.32	Letter Agreement, dated January 18, 2011, between Peoples Bancorp Inc. and David L. Mead.*	Filed herewith.

10.33	Change in Control Agreement between Peoples Bancorp Inc. and Michael W. Hager (adopted January 27, 2011).*	Filed herewith.

10.34	Peoples Bancorp Inc. 2011 Management Transition Bonus Plan.*	Incorporated herein by reference to Exhibit 10.1 to Peoples’ Current Report on Form 8-K dated and filed February 2, 2011 (File No. 0-16722)(“Peoples’ February 2, 2011 Form 8-K”).

10.35
Form of Award Agreement to evidence participation in the Peoples Bancorp Inc. 2011 Management Transition Bonus Plan by each of Michael W. Hager, Daniel K. McGill, Carol A. Schneeberger and Edward G. Sloane.*
Incorporated herein by reference to Exhibit 10.2 to Peoples’ February 2, 2011 Form 8-K.

10.36	Form of Restricted Stock Award to evidence the award of restricted common shares to Richard W. Stafford under the Peoples Bancorp Inc. 2011 Management Transition Bonus Plan.*	Incorporated herein by reference to Exhibit 10.3 to Peoples’ February 2, 2011 Form 8-K.

12	Statements of Computation of Ratios.	Filed herewith.

21	Subsidiaries of Peoples Bancorp Inc.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.	Filed herewith.

24	Powers of Attorney of Directors and Executive Officers of Peoples Bancorp Inc.	Filed herewith.

31(a)	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith.

31(b)	Rule 13a-14(a)/15d-14(a) Certifications[Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith.

32	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code [President and Chief Executive Officer; and Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith.
*Management Compensation Plan

EXHIBIT INDEX

PEOPLES BANCORP INC. ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2010

Exhibit Number	Description	Exhibit Location
99.1	Certification Pursuant to Section 111(B)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR § 30.15[President and Chief Executive Officer]	Filed herewith.

99.2	Certification Pursuant to Section 111(B)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR § 30.15 [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith.