Form 10-Q
period 2011-03-31
PEOPLES BANCORP INC
filed 2011-05-03
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,560,782 common shares, without par value, at April 29, 2011.

As used in this Quarterly Report on Form 10-Q (“Form 10-Q”), “Peoples” refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, Peoples Bancorp Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2011	December 31, 2010
(Dollars in thousands)
Assets
Cash and cash equivalents:
Cash and due from banks	$28,677	$28,324
Interest-bearing deposits in other banks	5,010	46,320
Total cash and cash equivalents	33,687	74,644

Available-for-sale investment securities, at fair value (amortized cost of $635,218 at March 31, 2011 and $617,121 at December 31, 2010)	632,140	613,986
Held-to-maturity investment securities, at amortized cost (fair value of $2,929 at March 31, 2011 and $2,954 at December 31, 2010)	2,965	2,965
Other investment securities, at cost	24,356	24,356
Total investment securities	659,461	641,307
Loans, net of deferred fees and costs	948,029	960,718
Allowance for loan losses	(24,449)	(26,766)
Net loans	923,580	933,952
Loans held for sale	2,103	4,755
Bank premises and equipment, net	24,853	24,934
Bank owned life insurance	53,619	53,532
Goodwill	62,520	62,520
Other intangible assets	2,245	2,350
Other assets	39,522	39,991
Total assets	$1,801,590	$1,837,985
Liabilities
Deposits:
Non-interest-bearing	$219,175	$215,069
Interest-bearing	1,141,769	1,146,531
Total deposits	1,360,944	1,361,600
Short-term borrowings	42,283	51,509
Long-term borrowings	151,907	157,703
Junior subordinated notes held by subsidiary trust	22,574	22,565
Accrued expenses and other liabilities	13,397	13,927
Total liabilities	1,591,105	1,607,304
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized, 18,000 shares issued at March 31, 2011, and 39,000 issued at December 31, 2010	17,850	38,645
Common stock, no par value, 24,000,000 shares authorized, 11,080,802 shares issued at March 31, 2011 and 11,070,022 shares issued at December 31, 2010, including shares in treasury	166,408	166,298
Retained earnings	45,835	45,547
Accumulated other comprehensive loss, net of deferred income taxes	(4,390)	(4,453)
Treasury stock, at cost, 606,295 shares at March 31, 2010 and 612,695 shares at December 31, 2010	(15,218)	(15,356)
Total stockholders’ equity	210,485	230,681
Total liabilities and stockholders’ equity	$1,801,590	$1,837,985

See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2011	2010
Interest Income:
Interest and fees on loans	$12,678	$14,827
Interest and dividends on taxable investment securities	6,203	7,984
Interest on tax-exempt investment securities	425	642
Other interest income	11	4
Total interest income	19,317	23,457
Interest Expense:
Interest on deposits	3,985	5,144
Interest on short-term borrowings	35	81
Interest on long-term borrowings	1,310	2,293
Interest on junior subordinated notes held by subsidiary trust	492	498
Total interest expense	5,822	8,016
Net interest income	13,495	15,441
Provision for loan losses	(5,311)	(6,501)
Net interest income after provision for loan losses	8,184	8,940
Gross impairment losses on investment securities	—	(820)
Less: Non-credit losses included in other comprehensive income	—	166
Net impairment losses on investment securities	—	(986)
Other Income:
Deposit account service charges	2,174	2,298
Insurance income	2,832	2,411
Trust and investment income	1,325	1,556
Electronic banking income	1,221	1,088
Mortgage banking income	374	235
Bank owned life insurance	87	185
Net gain on investment securities	360	16
Net gain on assets disposals and other transactions	60	17
Other non-interest income	361	241
Total other income	8,794	8,047
Other Expenses:
Salaries and employee benefit costs	7,627	7,377
Net occupancy and equipment	1,501	1,518
Professional fees	795	692
FDIC insurance	662	617
Electronic banking expense	618	605
Data processing and software	463	570
Foreclosed real estate and other loan expenses	350	646
Franchise tax	401	373
Amortization of other intangible assets	162	245
Other non-interest expense	2,039	1,932
Total other expenses	14,618	14,575
Income before income taxes	2,360	1,426
Income tax expense	(491)	(111)
Net income	$1,869	$1,315
Preferred dividends	(523)	(513)
Net income available to common shareholders	$1,346	$802
Earnings per common share - basic	$0.13	$0.08
Earnings per common share - diluted	$0.13	$0.08
Weighted-average number of common shares outstanding - basic	10,471,819	10,391,542
Weighted-average number of common shares outstanding - diluted	10,477,360	10,400,243
Cash dividends declared on common shares	$1,058	$1,051
Cash dividends declared per common share	$0.10	$0.10
 See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
				Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Stockholders'
(Dollars in thousands)	Stock	Stock	Earnings	Loss	Stock	Equity
Balance, December 31, 2010	$38,645	$166,298	$45,547	$(4,453)	$(15,356)	$230,681
Net income			1,869			1,869
Other comprehensive loss, net of tax				63		63
Preferred stock dividends			(318)			(318)
Amortization of discount on preferred stock	205		(205)			—
Common stock cash dividends declared			(1,058)			(1,058)
Reissuance of treasury stock for deferred compensation plan					176	176
Purchase of treasury stock					(38)	(38)
Common shares issued under dividend reinvestment plan		77				77
Stock-based compensation expense		33				33
Repurchase of preferred stock	(21,000)					(21,000)
Balance, March 31, 2011	$17,850	$166,408	$45,835	$(4,390)	$(15,218)	$210,485

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Net cash provided by operating activities	$13,317	$11,128
Investing activities:
Available-for-sale securities:
Purchases	(80,103)	(43,388)
Proceeds from sales	26,879	21
Proceeds from maturities, calls and prepayments	32,290	46,105
Purchase of held-to-maturity securities	—	(2,000)
Net decrease (increase) in loans	5,112	(6,478)
Net expenditures for premises and equipment	(437)	(253)
Proceeds from sales of other real estate owned	152	310
Net cash used in investing activities	(16,107)	(5,683)
Financing activities:
Net increase in non-interest-bearing deposits	4,106	3,337
Net (decrease) increase in interest-bearing deposits	(4,785)	35,801
Net decrease in short-term borrowings	(9,226)	(27,207)
Proceeds from long-term borrowings	—	5,000
Payments on long-term borrowings	(5,795)	(10,907)
Repurchase of preferred stock	(21,000)	—
Preferred stock dividends	(449)	(488)
Cash dividends paid on common shares	(980)	(943)
Purchase of treasury stock	(38)	(46)
Proceeds from issuance of common shares	—	284
Excess tax expense for stock-based compensation	—	(8)
Net cash (used in) provided by financing activities	(38,167)	4,823
Net (decrease) increase in cash and cash equivalents	(40,957)	10,268
Cash and cash equivalents at beginning of period	74,644	41,773
Cash and cash equivalents at end of period	$33,687	$52,041
  See Notes to the Unaudited Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Summary of Significant Accounting Policies

Basis of Presentation: The accompanying Unaudited Consolidated Financial Statements of Peoples Bancorp Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP for annual financial statements and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Form 10-K”).

The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements included in Peoples’ 2010 Form 10-K, as updated by the information contained in this Form 10-Q.  Management has evaluated all significant events and transactions that occurred after March 31, 2011, for potential recognition or disclosure in these consolidated financial statements.  In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated.  Such adjustments are normal and recurring in nature.  All significant intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2010, contained herein has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2010 Form 10-K.

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, due in part to seasonal variations and unusual or infrequently occurring items.  For the three months ended March 31, 2011 and 2010, the amount of contingent performance based insurance commissions recognized totaled $943,000 and $585,000, respectively.

Note 2  Fair Value of Financial Instruments

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

Assets measured at fair value on a recurring basis comprised the following at March 31, 2011:

		Fair Value Measurements at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2011
Obligations of:
U.S. Treasury and government agencies	$38	$—	$38	$—
U.S. government sponsored agencies	12,084	—	12,084	—
States and political subdivisions	38,401	—	38,401	—
Residential mortgage-backed securities	523,844	18,400	505,444	—
Commercial mortgage-backed securities	41,189	—	41,189	—
Bank-issued trust preferred securities	13,266	—	13,266	—
Equity securities	3,318	3,190	128	—
Total available-for-sale securities	$632,140	$21,590	$610,550	$—
December 31, 2010
Obligations of:
U.S. Treasury and government agencies	$39	$—	$39	$—
U.S. government sponsored agencies	12,262	—	12,262	—
States and political subdivisions	47,379	—	47,379	—
Residential mortgage-backed securities	507,534	18,179	489,355	—
Commercial mortgage-backed securities	30,700	3,545	27,155	—
Bank-issued trust preferred securities	12,984	—	12,984	—
Equity securities	3,088	2,960	128	—
Total available-for-sale securities	$613,986	$24,684	$589,302	$—

The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2).

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a non-recurring basis included the following:

Impaired Loans: Impaired loans are measured and reported at fair value when management believes collection of contractual interest and principal payments is doubtful.  Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the collateral based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 2 inputs).  At March 31, 2011, impaired loans with an aggregate outstanding principal balance of $18.0 million were measured and reported at a fair value of $12.2 million.  During the three months ended March 31, 2011, Peoples recognized losses on impaired loans of $5.8 million, through the allowance for loan losses.

The following table presents the fair values of financial assets and liabilities carried on Peoples’ consolidated balance sheets, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$33,687	$33,687	$74,644	$74,644
Investment securities	659,461	659,425	641,307	641,296
Loans	925,683	830,456	938,707	825,547
Financial liabilities:
Deposits	$1,360,944	$1,374,749	$1,361,600	$1,380,336
Short-term borrowings	42,283	42,283	51,509	51,509
Long-term borrowings	151,907	156,916	157,703	164,075
Junior subordinated notes held by subsidiary trust	22,574	23,836	22,565	23,861

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

Loans: The fair value of portfolio loans assumes sale of the notes to a third-party financial investor.  Accordingly, this value is not necessarily the value to Peoples if the notes were held to maturity.  Peoples considered interest rate, credit and market factors in estimating the fair value of loans.  In the current whole loan market, financial investors are generally requiring a much higher rate of return than the return inherent in loans if held to maturity given the lack of market liquidity.  This divergence accounts for the majority of the difference in carrying amount over fair value.

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

Note 3  Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011
Obligations of:
U.S. Treasury and government agencies	$36	$2	$—	$38
U.S. government sponsored agencies	12,614	44	(574)	12,084
States and political subdivisions	37,462	1,074	(135)	38,401
Residential mortgage-backed securities	527,125	13,089	(16,370)	523,844
Commercial mortgage-backed securities	42,888	317	(2,016)	41,189
Bank-issued trust preferred securities	13,879	107	(720)	13,266
Equity securities	1,214	2,200	(96)	3,318
Total available-for-sale securities	635,218	16,833	$(19,911)	$632,140
December 31, 2010
Obligations of:
U.S. Treasury and government agencies	$38	$1	$—	$39
U.S. government sponsored agencies	12,753	55	(546)	12,262
States and political subdivisions	46,717	1,063	(401)	47,379
Residential mortgage-backed securities	512,398	14,155	(19,019)	507,534
Commercial mortgage-backed securities	30,124	648	(72)	30,700
Bank-issued trust preferred securities	13,877	79	(972)	12,984
Equity securities	1,214	1,970	(96)	3,088
Total available-for-sale securities	$617,121	$17,971	$(21,106)	$613,986

Peoples’ investment in equity securities was comprised entirely of common stocks issued by various unrelated banking holding companies at both March 31, 2011 and December 31, 2010.

At March 31, 2011, there were no securities of a single issuer, other than U.S. Treasury and government agencies and U.S. government sponsored agencies that exceeded 10% of stockholders' equity.  Peoples had pledged investment securities with a carrying value of $391.7 million and $394.7 million at March 31, 2011 and December 31, 2010, respectively, to secure public and trust department deposits and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged investment securities with carrying values of $48.4 million and $28.1 million at March 31, 2011 and December 31, 2010, respectively, to secure additional borrowing capacity at the Federal Home Loan Bank of Cincinnati (“FHLB”) and the Federal Reserve Bank of Cleveland (“FRB”).

The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the three months ended March 31 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Gross gains realized	$442	$16
Gross losses realized	82	—
Net gain realized	$360	$16

The cost of investment securities sold, and any resulting gain or loss, was based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2011
Obligations of:
U.S. government sponsored agencies	$11,131	$574	1	$4	$—	1	$11,135	$574
States and political subdivisions	6,061	135	8	—	—	—	6,061	135
Residential mortgage-backed securities	137,701	9,048	24	51,546	7,322	10	189,247	16,370
Commercial mortgage-backed securities	34,810	2,016	4	—	—	—	34,810	2,016
Bank-issued trust preferred securities	3,344	48	3	3,350	672	4	6,694	720
Equity securities	—	—	—	80	96	1	80	96
Total	$193,047	$11,821	40	$54,980	$8,090	16	$248,027	$19,911
December 31, 2010
Obligations of:
U.S. government sponsored agencies	$11,202	$546	1	$—	$—	—	$11,202	$546
States and political subdivisions	13,055	401	19	—	—	—	13,055	401
Residential mortgage-backed securities	152,075	13,080	23	39,540	5,939	9	191,615	19,019
Commercial mortgage-backed securities	21,388	72	4	—	—	—	21,388	72
Bank-issued trust preferred securities	4,290	47	3	5,144	925	5	9,434	972
Equity securities	—	—	—	80	96	1	80	96
Total	$202,010	$14,146	50	$44,764	$6,960	15	$246,774	$21,106

Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. At March 31, 2011, management concluded no individual securities were other-than-temporarily impaired since Peoples did not have the intent to sell nor was it more likely than not that Peoples would be required to sell any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both March 31, 2011 and December 31, 2010, were attributable to changes in market interest rates and spreads since the securities were purchased.
At March 31, 2011, the residential mortgage-backed securities that have been at an unrealized loss position for less than twelve months consisted almost entirely of securities purchased since December 2010. The interest rate profiles of these securities are such that changes in fair value of the securities are directionally consistent with changes in market interest rates. The securities that have been at an unrealized loss position for twelve months or more were purchased prior to year-end 2008. None of these securities were downgraded by either Moody's or S&P during the first quarter, and all of these investments experienced improvement in value during the first quarter. In addition, the fair value for nearly all of these securities was within 90% of its March 31 book value, with four positions within 2% of its book value. The positions with a fair value less than 90% of their book value were limited to three bank-issued trust preferred securities, which had an aggregate book value of $3.0 million and fair value of $2.4 million at March 31, 2011, and three residential mortgage-backed securities with book and market values of $36.7 million and $30.0 million, respectively. Management has analyzed the underlying credit quality of these issuers and concluded the unrealized losses were entirely attributable to the floating rate nature of these investments and current market interest rates.
The table below presents the amortized cost, fair value and weighted-average yield of securities by contractual maturity at March 31, 2011.  The average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% federal income tax rate.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$—	$13	$23	$—	$36
U.S. government sponsored agencies	—	910	11,704	—	12,614
States and political subdivisions	2,525	7,712	9,313	17,912	37,462
Residential mortgage-backed securities	—	6,574	65,844	454,707	527,125
Commercial mortgage-backed securities	—	—	34,695	8,193	42,888
Bank-issued trust preferred securities	—	—	—	13,879	13,879
Equity securities	—	—	—	1,214	1,214
Total available-for-sale securities	$2,525	$15,209	$121,579	$495,905	$635,218
Fair value
Obligations of:
U.S. Treasury and government agencies	$—	$13	$25	$—	$38
U.S. government sponsored agencies	—	953	11,131	—	12,084
States and political subdivisions	2,578	7,984	9,725	18,114	38,401
Residential mortgage-backed securities	—	7,090	68,249	448,505	523,844
Commercial mortgage-backed securities	—	—	32,825	8,364	41,189
Bank-issued trust preferred securities	—	—	—	13,266	13,266
Equity securities	—	—	—	3,318	3,318
Total available-for-sale securities	$2,578	$16,040	$121,955	$491,567	$632,140
Total average yield	5.61%	5.76%	4.38%	3.78%	3.95%

Held-to-Maturity
At March 31, 2011, Peoples’ held-to-maturity investments consisted of two qualified school construction bonds that are classified as held-to-maturity because of Peoples’ intent and ability to hold the securities to maturity given uncertainty regarding ownership rights of associated tax credits.  These securities are carried at an aggregate amortized cost of $3.0 million and have gross unrealized losses totaling $36,000; weighted average cash coupon and tax credit rates of 1.83% and 6.09%, respectively, and remaining contractual maturity over 10 years.

Other Securities
Peoples’ other investment securities on the Consolidated Balance Sheets consist solely of restricted equity securities of the FHLB and the FRB.  These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and Peoples does not exercise significant influence over the entities.

Note 4  Loans

Peoples' loan portfolio consists of various types of loans originated primarily as a result of lending opportunities within Peoples' primary market areas of central and southeastern Ohio, west central West Virginia, and northeastern Kentucky. The major classifications of loan balances, excluding loans held for sale, were as follows:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Commercial real estate	$438,224	$452,875
Commercial and industrial	147,386	153,192
Real estate construction	32,839	22,478
Residential real estate	197,513	200,275
Home equity lines of credit	47,906	48,130
Consumer	82,521	81,567
Deposit account overdrafts	1,640	2,201
Total loans	$948,029	$960,718

Peoples has acquired various loans through business combinations for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected. The carrying amounts of these loans included in the loan balances above are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Commercial real estate	$3,528	$3,616
Commercial and industrial	203	200
Residential real estate	17,238	17,893
Consumer	134	123
Total outstanding balance	$21,103	$21,832
Net carrying amount	$20,500	$21,229

Peoples has pledged certain loans secured by 1-4 family and multifamily residential mortgages under a blanket collateral agreement to secure borrowings from the FHLB. The amount of such pledged loans totaled $182.5 million and $181.8 million at March 31, 2011 and December 31, 2010, respectively. Peoples also had pledged commercial loans to secure borrowings with the FRB. The amount of such pledged loans totaled $166.6 million and $195.6 million at March 31, 2011 and December 31, 2010, respectively.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due. The recorded investment in loans on nonaccrual status and accruing loans delinquent for 90 days or more were as follows:

			Accruing Loans
	Nonaccrual Loans		90+ Days Past Due
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2011	2010	2011	2010
Commercial real estate	$25,961	$34,392	$—	$—
Commercial and industrial	1,536	1,714	—	—
Real Estate Construction	1,008	—	—	—
Residential real estate	2,491	3,790	—	27
Home equity lines of credit	361	554	37	—
Consumer	—	—	—	—
Total	$31,357	$40,450	$37	$27

The amounts shown above exclude nonaccrual loans held-for-sale, which totaled $951,000 at both March 31, 2011 and December 31, 2010.

The following table presents the aging of the recorded investment in past due loans and leases:

	Loans Past Due				Current	Total
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total	Loans	Loans
March 31, 2011
Commercial real estate	$4,893	$805	$13,748	$19,446	$418,778	$438,224
Commercial and industrial	1,594	99	—	1,693	145,693	147,386
Real estate construction	—	—	1,008	1,008	31,831	32,839
Residential real estate	4,815	945	1,981	7,741	189,772	197,513
Home equity lines of credit	412	64	—	476	47,430	47,906
Consumer	70	368	37	475	82,046	82,521
Deposit account overdrafts	53	—	—	53	1,587	1,640
Total	$11,837	$2,281	$16,774	$30,892	$917,137	$948,029
December 31, 2010
Commercial real estate	$3,208	$5,378	$14,652	$23,238	$429,637	$452,875
Commercial and industrial	563	11	247	821	152,371	153,192
Real estate construction	4	—	815	819	21,659	22,478
Residential real estate	4,321	2,022	1,959	8,302	191,973	200,275
Home equity lines of credit	725	119	—	844	47,286	48,130
Consumer	186	58	458	702	80,865	81,567
Deposit account overdrafts	—	—	—	—	2,201	2,201
Total	$9,007	$7,588	$18,131	$34,726	$925,992	$960,718

Credit Quality Indicators
As discussed in Note 1 of Peoples' 2010 Form 10-K, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix based on a scale of 1 to 8. A description of the general characteristics of the risk grades used by Peoples is as follows:
“Pass” (grades 1 through 4): Loans in this risk category involve borrowers of acceptable-to-strong credit quality and risk who have the apparent ability to satisfy their loan obligations. Loans in this risk grade would possess sufficient mitigating factors, such as adequate collateral or strong guarantors possessing the capacity to repay the debt if required, for any weakness that may exist.
“Watch” (grade 5): Loans in this risk grade are the equivalent of the regulatory definition of “Other Assets Especially Mentioned” classification. Loans in this category possess some credit deficiency or potential weakness, which requires a high level of management attention. Potential weaknesses include declining trends in operating earnings and cash flows and /or reliance on the secondary source of repayment. If left uncorrected, these potential weaknesses may result in noticeable deterioration of the repayment prospects for the asset or in Peoples' credit position.
“Substandard” (grade 6): Loans in this risk grade are inadequately protected by the borrower's current financial condition and payment capability or of the collateral pledged, if any. Loans so classified have one or more well-defined weaknesses that jeopardizes the orderly repayment of debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.
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

Consumer loans and other smaller-balance loans are evaluated and categorized as “substandard”, “doubtful” or “loss” based upon the regulatory definition of these classes and consistent with regulatory requirements. All other loans not evaluated individually nor meeting the regulatory conditions to be categorized as describe above would be considered as being “not rated”.
The following table summarizes the risk category of Peoples' loan portfolio based upon the most recent analysis performed:

	Pass Rated	Watch	Substandard	Doubtful	Not	Total
(Dollars in thousands)	(Grades 1 - 4)	(Grade 5)	(Grade 6)	(Grade 7)	Rated	Loans
March 31, 2011
Commercial real estate	$314,531	$56,892	$60,992	$—	$5,809	$438,224
Commercial and industrial	105,873	14,336	7,860	—	19,317	147,386
Real estate construction	26,400	2,999	3,069	—	371	32,839
Residential real estate	4,413	2,432	7,696	20	182,952	197,513
Home equity lines of credit	801	793	1,461	—	44,851	47,906
Consumer	95	—	—	—	82,426	82,521
Deposit account overdrafts	—	—	—	—	1,640	1,640
Total	$452,113	$77,452	$81,078	$20	$337,366	$948,029
December 31, 2010
Commercial real estate	$320,306	$49,901	$77,634	$—	$5,034	$452,875
Commercial and industrial	122,874	6,325	9,427	247	14,319	153,192
Real estate construction	14,991	3,017	3,495	—	975	22,478
Residential real estate	5,186	2,135	8,031	—	184,923	200,275
Home equity lines of credit	283	339	2,106	—	45,402	48,130
Consumer	89	—	—	—	81,478	81,567
Deposit account overdrafts	—	—	—	—	2,201	2,201
Total	$463,729	$61,717	$100,693	$247	$334,332	$960,718

Impaired Loans
The following tables summarize loans classified as impaired:

	Unpaid	Recorded Investment		Total		Average	Interest
	Principal	With	Without	Recorded	Related	Recorded	Income
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
March 31, 2011
Commercial real estate	$52,684	$2,886	$22,104	$24,990	$739	$27,948	$—
Commercial and industrial	2,172	1,526	—	1,526	163	1,547	—
Real estate construction	2,202	—	1,008	1,008	—	862	—
Residential real estate	1,123	—	1,510	1,510	—	1,720	—
Home equity lines of credit	522	361	96	457	85	228	—
Total	$58,703	$4,773	$24,718	$29,491	$987	$32,305	$—
December 31, 2010
Commercial real estate	$58,178	$6,403	$27,550	$33,953	$1,789	$21,361	$10
Commercial and industrial	2,333	1,086	729	1,815	572	1,713	5
Real estate construction	1,755	330	485	815	22	913	—
Residential real estate	1,170	631	506	1,137	320	867	9
Home equity lines of credit	522	520	—	520	254	535	—
Total	$63,958	$8,970	$29,270	$38,240	$2,957	$25,389	$24

Allowance for Loan Losses
Changes in the allowance for loan losses in the periods ended March 31, were as follows:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Home Equity Lines of Credit	Consumer	Deposit Account Overdrafts	Total
March 31, 2011
Balance, January 1, 2011	$21,806	$2,160	$1,400	$431	$721	$248	$26,766
Charge-offs	(7,078)	(835)	(201)	(247)	(283)	(136)	(8,780)
Recoveries	315	59	443	10	222	103	1,152
Net charge-offs	(6,763)	(776)	242	(237)	(61)	(33)	(7,628)
Provision for loan losses	4,570	350	—	250	130	11	5,311
Balance, March 31, 2011	$19,613	$1,734	$1,642	$444	$790	$226	$24,449

Period-end amount allocated to:
Loans individually evaluated for impairment	$739	$163	$—	$85	$—	$—	$987
Loans collectively evaluated for impairment	18,874	1,571	1,642	359	790	226	23,462
Ending balance	$19,613	$1,734	$1,642	$444	$790	$226	$24,449

March 31, 2010
Balance, January 1, 2010	$22,125	$1,586	$1,619	$528	$1,074	$325	$27,257
Charge-offs	(6,423)	(919)	(201)	(12)	(349)	(230)	(8,134)
Recoveries	505	25	18	24	235	122	929
Net charge-offs	(5,918)	(894)	(183)	12	(114)	(108)	(7,205)
Provision for loan losses	3,181	3,300	—	—	—	20	6,501
Balance, March 31, 2010	$19,388	$3,992	$1,436	$540	$960	$237	$26,553

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,684	$1,665	$85	$99	$—	$—	$3,533
Loans collectively evaluated for impairment	17,704	2,327	1,351	441	960	237	23,020
Ending balance	$19,388	$3,992	$1,436	$540	$960	$237	$26,553

Note 5 Stockholders’ Equity

The following table details the progression in shares of Peoples’ preferred, common and treasury stock during the period presented:

	Preferred Stock	Common Stock	Treasury Stock
Shares at December 31, 2010	39,000	11,070,022	612,695
Changes related to stock-based compensation awards:
Release of restricted common shares		5,337	647
Changes related to deferred compensation plan:
Purchase of treasury stock			2,162
Reissuance of treasury stock			(9,209)
Repurchase of preferred shares	(21,000)
Common shares issued under dividend reinvestment plan		5,443
Shares at March 31, 2011	18,000	11,080,802	606,295

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

If the Series A Preferred Shares were repurchased in full, Peoples has the right to repurchase the Warrant at its appraised value.  Otherwise, the U.S. Treasury must liquidate the related Warrant at the current market price.

On February 2, 2011, Peoples completed the repurchase of 21,000 of the Series A Preferred Shares held by the U.S. Treasury, for an aggregate purchase price of $21,224,583, which included a pro rata accrued dividend of approximately $224,583. In connection with this repurchase, Peoples recognized the pro rata unamortized discount originally recorded at the time of issuance, which totaled $186,000.

Note 6  Comprehensive Income (Loss)

The components of other comprehensive income (loss) were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Net income	$1,869	$1,315
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	419	(5,988)
Related tax (expense) benefit	(147)	2,096
Less: reclassification adjustment for net gain (loss) included in net income	360	(970)
Related tax (expense) benefit	(126)	340
Net effect on other comprehensive income (loss)	38	(3,262)
Defined benefit plans:
Amortization of unrecognized loss and service cost on pension plan	38	—
Related tax expense	(13)	—
Net effect on other comprehensive income (loss)	25	—
Total other comprehensive income (loss), net of tax	63	(3,262)
Total comprehensive income (loss)	$1,932	$(1,947)

The following details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the three months ended March 31, 2011:

(Dollars in thousands)	Unrealized i(Loss Gain) on Securities	Unrecognized Net Pension and Postretirement Costs	Accumulated Comprehensive (Loss) Income
Balance, December 31, 2010	$(2,038)	$(2,415)	$(4,453)
Current period change, net of tax	38	25	63
Balance, March 31, 2011	$(2,000)	$(2,390)	$(4,390)

Note 7  Employee Benefit Plans

Peoples sponsors a noncontributory defined benefit pension plan that covers substantially all employees hired before January 1, 2010.  The plan provides retirement benefits based on an employee’s years of service and compensation.   For employees hired before January 1, 2003, the amount of postretirement benefit is based on the employee’s average monthly compensation pay over the highest five consecutive years out of the employee’s last ten years with Peoples while an eligible employee.  For employees hired on or after January 1, 2003, the amount of postretirement benefit is based on 2% of the employee’s annual compensation plus accrued interest.  Effective January 1, 2010, the pension plan was closed to new entrants.  On November 18, 2010, Peoples' Board of Directors authorized a freeze of the accrual of pension plans benefits, which was effective March 1, 2011. Peoples recognized this freeze as a curtailment as of December 31, 2010 and March 1, 2011, under the terms of the pension plan. Peoples also has a contributory post-retirement benefit plan for former employees who were retired as of December 31, 1992.  The plan provides health and life insurance benefits.  Peoples’ policy is to fund the cost of the benefits as they are incurred.

The following tables detail the components of the net periodic benefit cost for the plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$—	$188	$—	$—
Interest cost	172	196	3	3
Expected return on plan assets	(280)	(287)	—	—
Amortization of prior service cost	—	1	—	(1)
Amortization of net loss	8	37	(2)	(2)
Net periodic benefit cost	$(100)	$135	$1	$—

Note 8  Stock-Based Compensation

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

  The following table summarizes Peoples’ stock options outstanding at March 31, 2011:

			Options Outstanding & Exercisable
Range of Exercise Prices			Common Shares Subject to Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price
$15.55	to	$21.71	9,876	1.2 years	$20.08
$21.72	to	$23.58	47,640	1.7 years	22.32
$23.59	to	$25.94	41,343	1.2 years	23.96
$26.01	to	$27.74	41,354	3.0 years	27.08
$28.25	to	$28.26	34,028	3.9 years	28.25
$28.57	to	$30.00	31,410	3.7 years	29.02
Total			205,651	2.5 years	$25.50

Stock Appreciation Rights
 SARs granted to employees have an exercise price equal to the fair market value of Peoples’ common shares on the date of grant and will be settled using common shares of Peoples.  Additionally, the SARs granted will vest three years from the grant date and expire ten years from the date of grant.

The following table summarizes Peoples’ SARs outstanding at March 31, 2011:

Exercise Prices	Number of Common Shares Subject to SARs Outstanding & Exercisable	Weighted- Average Remaining Contractual Life
$23.26	5,000	2.5 years
$23.77	18,936	6.8 years
$23.80	1,000	6.7 years
$29.25	17,506	4.6 years
Total	42,442	5.4 years

Restricted Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on common shares awarded to non-employee directors expire after six months, while the restrictions on common shares awarded to employees expire after three years. In the first quarter of 2011, Peoples granted restricted shares to officers and key employees with both time-based and performance-based vesting periods. For those shares subject to time-based vesting, the restrictions on these shares will vest after two years. For the shares subject to performance-based vesting, the restrictions on these shares will vest after two years upon the achievement of a cumulative diluted earnings per common share of $3.10 for the three-year period ending December 31, 2012.

The following summarizes the changes to Peoples’ restricted common shares for the period ended March 31, 2011:

	Time Vesting		Performance Vesting
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	7,337	$19.88	—	$—
Awarded	7,423	13.31	3,531	13.14
Released	5,337	22.09	—	—
Outstanding at March 31	9,423	$13.45	3,531	$13.14

For the three months ended March 31, 2011, the total intrinsic value of restricted stock released was $72,000.

Stock-Based Compensation
Peoples recognized stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefits costs, based on the estimated fair value of the awards on the grant date.  The following summarizes the amount of stock-based compensation expense and related tax benefit recognized:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Total stock-based compensation	$33	$26
Recognized tax benefit	(12)	(9)
Net expense recognized	$21	$17

Total unrecognized stock-based compensation expense related to unvested awards was $66,000 at March 31, 2011, which will be recognized over a weighted-average period of 1.6 years.

Note 9  Earnings Per Common Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares include incremental shares issuable upon exercise of outstanding stock options, SARs and non-vested restricted common shares using the treasury stock method.  As disclosed in Note 5, Peoples had a Warrant to purchase 313,505 common shares outstanding at March 31, 2011.  This Warrant was excluded from the calculation of diluted earnings per common share since it was anti-dilutive.  In addition, stock options and SARs covering 248,093 and 291,323 shares were excluded from the calculations for the three months ended March 31, 2011 and 2010, respectively, since they were anti-dilutive.

The calculation of basic and diluted earnings per common share was as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2011	2010
Net income	$1,869	$1,315
Preferred dividends	523	513
Net income available to common shareholders	$1,346	$802
Weighted-average common shares outstanding	10,471,819	10,391,542
Effect of potentially dilutive common shares	5,541	8,701
Total weighted-average diluted common shares outstanding	10,477,360	10,400,243
Earnings per common share:
Basic	$0.13	$0.08
Diluted	$0.13	$0.08

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the Unaudited Consolidated Financial Statements and the Management’s Discussion and Analysis that follows:

	At or For the Three Months Ended
	March 31,
	2011	2010
SIGNIFICANT RATIOS
Return on average stockholders' equity	3.47%	2.19%
Return on average common stockholders' equity	2.83%	1.58%
Return on average assets	0.42%	0.26%
Net interest margin	3.43%	3.52%
Efficiency ratio (a)	65.21%	60.07%
Average stockholders' equity to average assets	11.96%	12.11%
Average loans to average deposits	70.24%	75.49%
Dividend payout ratio	78.60%	131.05%
ASSET QUALITY RATIOS
Nonperforming loans as a percent of total loans (b)(c)	3.41%	2.84%
Nonperforming assets as a percent of total assets (b)(c)	2.04%	1.79%
Allowance for loan losses to loans net of unearned interest (c)	2.58%	2.53%
Allowance for loan losses to nonperforming loans (b)(c)	75.56%	89.00%
Provision for loan losses to average loans (annualized)	2.24%	0.61%
Net charge-offs as a percentage of average loans (annualized)	3.21%	2.76%
CAPITAL INFORMATION (c)
Tier 1 common capital ratio	11.72%	10.60%
Tier 1 capital ratio	15.25%	15.51%
Total risk-based capital ratio	16.60%	16.83%
Leverage ratio	9.81%	9.97%
Tangible equity to tangible assets (d)	8.39%	9.06%
Tangible common equity to tangible assets (d)	7.36%	7.07%
Tangible assets (d)	$1,736,825	$1,937,914
Tangible equity (d)	145,720	175,485
Tangible common equity (d)	$127,870	$136,917
PER COMMON SHARE DATA
Earnings per share – Basic	$0.13	$0.08
Earnings per share – Diluted	0.13	0.08
Cash dividends declared per share	0.10	0.10
Book value per share (c)	18.39	19.43
Tangible book value per share (c) (d)	$12.21	$13.15
Weighted-average common shares outstanding – Basic	10,471,819	10,391,542
Weighted-average common shares outstanding – Diluted	10,477,360	10,400,243
Common shares outstanding at end of period	10,474,507	10,408,096

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

(1)
competitive pressures among financial institutions or from non-financial institutions, which may increase significantly, impacting product and pricing pressures and Peoples' ability to attract, develop and retain qualified professionals;

(2)	changes in the interest rate environment, which may adversely impact interest margins;

(3)	changes in prepayment speeds, loan originations, sale volumes and charge-offs, which may be less favorable than expected and adversely impact the amount of interest income generated;

(4)
general economic conditions and weakening in the real estate market, either nationally or in the states in which Peoples and its subsidiaries do business may be worse than expected, which could decrease the demand for loans, deposits and other financial services and increase loan delinquencies and defaults;

(5)	political developments, wars or other hostilities, which may disrupt or increase volatility in securities markets or other economic conditions;

(6)
the nature, extent and timing of legislative or regulatory changes or actions, including in particular the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations to be promulgated thereunder, which may adversely affect the business of Peoples and its subsidiaries;

(7)	changes in accounting standards, policies, estimates or procedures may adversely affect Peoples’ reported financial condition or results of operations;

(8)
adverse changes in the conditions and trends in the financial markets, which may adversely affect the fair value of securities within Peoples’ investment portfolio and interest rate sensitivity of Peoples' consolidated Balance Sheets;

(9)	a delayed or incomplete resolution of regulatory issues that could arise;

(10)	Peoples’ ability to receive dividends from its subsidiaries;

(11)	Peoples’ ability to maintain required capital levels and adequate sources of funding and liquidity;

(12)	the impact of larger or similar financial institutions encountering problems, which may adversely affect the banking industry and/or Peoples;

(13)	the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity;

(14)	the costs and effects of regulatory and legal developments, including the outcome of regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations; and

(15)
other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the Securities and Exchange Commission (“SEC”), including those risk factors included in the disclosure under the headings “ITEM 1A. RISK FACTORS” of Peoples’ Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

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

This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements, and notes thereto, contained in Peoples’ 2010 Form 10-K, as well as the Unaudited Consolidated Financial Statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.

Business Overview
The following discussion and analysis of Peoples’ Unaudited Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.

Peoples offers diversified financial products and services through 47 financial service locations and 40 ATMs in southeastern Ohio, northwestern West Virginia and northeastern Kentucky through its financial service units – Peoples Bank, National Association (“Peoples Bank”), Peoples Financial Advisors (a division of Peoples Bank) and Peoples Insurance Agency, LLC, a subsidiary of Peoples Bank.  Peoples Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency.

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

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Peoples’ Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis at March 31, 2011, which were unchanged from the policies disclosed in Peoples’ 2010 Form 10-K.

Goodwill and Other Intangible Assets
As more fully discussed in Peoples’ 2010 Form 10-K, goodwill is not amortized but is tested for impairment at least annually and updated quarterly if management believes there are indicators of potential impairment.  At June 30, 2010, management performed its annual impairment test of Peoples’ recorded goodwill and concluded no impairment existed since the fair value of Peoples’ single reporting unit exceeded its carrying value.
At March 31, 2011, management believed indicators of potential goodwill impairment existed, such as Peoples' book value exceeding its market capitalization, and performed interim impairment test. The methodology and significant assumptions made by management in estimating the fair value of Peoples’ reporting unit at March 31, 2011, were consistent with those disclosed in Peoples’ 2010 Form 10-K.  Based on its analysis, management concluded the estimated fair value of Peoples' single reporting unit did not exceed its carrying amount. Consequently, management performed an additional analysis to estimate the fair value of goodwill and concluded no goodwill was impaired since the estimated fair value of goodwill exceeded its carrying value. Management's analysis indicated that a decline in the fair value of Peoples' single reporting unit of 20% or more would result in goodwill impairment as of December 31, 2010.
Further, management’s analysis indicated any of the following situations would cause the fair value of Peoples’ reporting unit to equal its carrying value: (1) a 15% sustained decline in future cash flows, (2) a 250 basis point decrease in the long-term growth rate or (3) a 250 basis point increase in the discount rate.

Summary of Recent Transactions and Events
The following is a summary of recent transactions or events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦
As described in Note 5 of the Notes to the Consolidated Financial Statements, on January 30, 2009, Peoples received $39.0 million of new equity capital under the U.S. Treasury’s TARP Capital Purchase Program. The investment was in the form of newly-issued non-voting cumulative perpetual preferred shares and a related 10-year warrant to purchase common shares sold by Peoples to the U.S. Treasury (the “TARP Capital Investment”). On February 2, 2011, Peoples completed a partial redemption of the Tarp Capital Investment by repurchasing $21.0 million of the preferred shares held by the U.S. Treasury (the "Partial TARP Capital Redemption"). In connection with the Partial TARP Capital Redemption, Peoples recognized the portion of the unamortized discount associated with the preferred shares repurchased, which was $186,000 and reduced diluted earnings per share by $0.02. Future quarterly preferred dividends are expected to approximate $240,000 compared to $513,000 in prior quarters.

◦
Since 2008, Peoples periodically has taken actions to reduce interest rate exposures within the investment portfolio and entire balance sheet, which have included the sale of low yielding investment securities and repayment of high-cost borrowings. These actions included the sale of $86.6 million of investment securities, primarily low yielding U.S. agency mortgage-backed securities and U.S. government-backed student loan pools, during the third quarter of 2010. The proceeds from these investment sales were used to prepay $60.0 million of wholesale repurchase agreements thereby deleveraging the balance sheet. The repurchase agreements had a weighted-average cost of 4.53% and originally were scheduled to mature over the next two years.

◦
In the first quarter of 2010, Peoples recognized a non-cash pre-tax other-than-temporary impairment (“OTTI”) loss of $1.0 million  on its ten remaining investment in collateralized debt obligation (“CDO”) securities.  These securities were equity tranche CDO securities comprised mostly of bank-issued trust preferred securities.  The OTTI loss reflected management’s estimation of credit losses incurred during the first quarter of 2010 based upon actual defaults, its evaluation of the credit quality of the issuers and corresponding analysis of cash flows to be received from the securities.  After recognition of the first quarter 2010 OTTI loss, Peoples no longer has any exposure to CDO securities within its investment portfolio.

◦
Since early 2008, Peoples’ loan quality has been negatively impacted by adverse conditions within the commercial real estate market and economy as a whole, which has caused declines in commercial real estate values and deterioration in the financial condition of various commercial borrowers. These conditions led Peoples to downgrade the loan quality ratings of various commercial real estate loans through its normal loan review process. In addition, several impaired loans have become under-collateralized due to reductions in the estimated net realizable fair value of the underlying collateral. As a result, Peoples’ provision for loan losses, net charge-offs and nonperforming loans have been significantly higher than long-term historical levels.  Peoples has also recognized losses on other real estate owned (“OREO”) in recent quarters due to declining commercial real estate values.

◦
In 2009, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) took steps to restore the Deposit Insurance Fund, which affected all FDIC-insured depository institutions. These actions included increasing base assessment rates, imposing a one-time special assessment and requiring the prepayment of assessments for fourth quarter 2009 and full years 2010 through 2012. As a result, Peoples has incurred higher FDIC insurance costs compared to historical amounts. On April 1, 2011, new regulations required by the Dodd-Frank Act became effective changing the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as well as changing the assessment system for large institutions and the assessment rate schedule. Management believes the new assessment base will reduce Peoples' FDIC insurance costs by approximately $250,000 for each of the remaining quarters of 2011 compared to the amount recorded in the first quarter of 2011.

◦
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

◦
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

EXECUTIVE SUMMARY

For the first quarter of 2011, net income available to common shareholders was $1.3 million, or $0.13 per diluted common share, versus $0.8 million and $0.08 per diluted common share a year ago and $55,000 and $0.01 per diluted common share for the fourth quarter of 2010 (or "linked quarter"). The key driver of the earnings improvement was lower loan credit losses, plus the recognition of an investment OTTI loss in the first quarter of 2010.
Provision for loan losses totaled $5.3 million in the first quarter of 2011, versus $7.0 million for the linked quarter and $6.5 million for the first quarter of 2010. The recorded provision reflects the amount needed to maintain the adequacy of the allowance for loan losses based on management's formal quarterly analysis.
First quarter 2011 net interest income was lower when compared to both the linked and prior year quarters. Interest income decreased to a greater extent than interest expense, due to the sustained low interest rate environment. Net interest margin was held flat with the linked quarter, due largely to the redeployment of short-term assets into longer-term investments. Year-over-year, net interest margin compressed 9 basis points attributable to the combination of declining loan balances and lower reinvestment rates with limited opportunities for offsetting reductions in funding costs.
Non-interest income, excluding gains and losses on securities and asset disposals, was 3% higher for the three months ended March 31, 2011, compared to the linked quarter. This increase was the result of Peoples' recognizing $943,000 in annual performance based insurance revenues, which were partially offset by a seasonal decline in deposit account service charges and lower volume of mortgage banking activity. Non-interest income also increased 4% over the prior year first quarter, due to $358,000 of additional performance based insurance revenues, plus stronger mortgage and electronic banking income.
In the first quarter of 2011, non-interest expense totaled $14.6 million, up 3% over the linked quarter but consistent with the first quarter of 2010. The linked quarter increase was driven primarily by higher personnel costs. Compared to the prior year first quarter, lower foreclosed real estate and other loan costs offset the increase in salary and employee benefit costs.
Total assets were down 2% compared to year-end 2010 to $1.80 billion at March 31, 2011. Cash and cash equivalents decreased $41.0 million, which was partially offset by an $18.2 million increase in investment securities. These changes were due primarily to the Partial TARP Redemption and reinvestment of short-term investments into longer-term investments. The total portfolio loan balances declined $12.7 million to $948.0 million at March 31, 2011. These declines were primarily the result of commercial loan payoffs and charge-offs exceeding production. Despite weak economic conditions, Peoples experienced some growth in consumer loans, primarily through its indirect lending activities.
Total liabilities decreased $16.2 million during the three months ended March 31, 2011, to $1.59 billion. Total retail deposit balances were essentially unchanged during the first quarter of 2011, as declines in interest-bearing retail deposits were nearly matched by increases in non-interest-bearing deposits. The lower interest-bearing deposit balances were a result of management maintaining its focus on reducing higher-cost, non-core deposits. Total borrowed funds were $216.8 million at March 31, 2011, down $15.0 million since December 31, 2010, as Peoples continued to repay maturing wholesale borrowings.
Total stockholders' equity was $210.5 million at March 31, 2011, a $20.2 million reduction from $230.7 million at December 31, 2010, reflecting the impact of the Partial TARP Capital Redemption. Regulatory capital ratios remained significantly higher than "well capitalized" minimums. Peoples' Tier 1 Common Capital ratio increased 13 basis points during the first quarter to 11.72%, while the Total Capital ratio was 16.60% versus 18.24% at December 31, 2010, with the decrease the result of the Partial TARP Capital Redemption.

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

The following table details Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	March 31, 2011			December 31, 2010			March 31, 2010
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$20,204	$11	0.22%	$53,823	$34	0.25%	$7,317	$4	0.23%
Investment Securities (1):
Taxable	617,915	6,248	4.04%	595,535	6,212	4.17%	705,375	8,015	4.55%
Nontaxable (2)	41,323	654	6.33%	49,685	776	6.25%	62,429	988	6.33%
Total investment securities	659,238	6,902	4.19%	645,220	6,988	4.33%	767,804	9,003	4.69%
Loans (3):
Commercial	630,087	7,835	5.04%	661,599	8,510	5.10%	703,886	9,366	5.40%
Real estate (4)	249,918	3,353	5.37%	255,690	3,631	5.68%	266,318	3,771	5.66%
Consumer	83,419	1,516	7.37%	84,159	1,564	7.37%	89,816	1,713	7.73%
Total loans	963,424	12,704	5.33%	1,001,448	13,705	5.44%	1,060,020	14,850	5.66%
Less: Allowance for loan losses	(28,338)			(29,646)			(29,332)
Net loans	935,086	12,704	5.49%	971,802	13,705	5.61%	1,030,688	14,850	5.82%
Total earning assets	1,614,528	19,617	4.89%	1,670,845	20,727	4.94%	1,805,809	23,857	5.32%
Intangible assets	64,820			64,860			65,484
Other assets	145,379			146,264			142,240
Total assets	$1,824,727			$1,881,969			$2,013,533
Deposits:
Savings accounts	$128,784	$55	0.17%	$121,664	$49	0.16%	$116,572	$47	0.16%
Interest-bearing demand accounts	232,932	622	1.08%	232,144	632	1.08%	229,628	661	1.17%
Money market accounts	278,664	245	0.36%	301,317	351	0.46%	273,567	656	0.97%
Brokered deposits	81,688	632	3.14%	90,514	698	3.06%	106,202	804	3.07%
Retail certificates of deposit	426,917	2,431	2.31%	434,056	2,603	2.38%	475,128	2,975	2.54%
Total interest-bearing deposits	1,148,985	3,985	1.41%	1,179,695	4,333	1.46%	1,201,097	5,143	1.74%
Borrowed Funds:
Short-term FHLB advances	1,401	1	0.14%	—	—	—%	34,333	9	0.11%
Retail repurchase agreements	44,923	34	0.31%	49,992	53	0.42%	51,810	71	0.56%
Total short-term borrowings	46,324	35	0.30%	49,992	53	0.41%	86,143	80	0.37%
Long-term FHLB advances	88,901	765	3.49%	98,310	862	3.48%	103,574	907	3.55%
Wholesale repurchase agreements	65,000	546	3.36%	65,000	571	3.49%	139,222	1,386	3.98%
Other borrowings	22,570	492	8.73%	22,561	501	8.68%	22,535	498	8.84%
Total long-term borrowings	176,471	1,803	4.11%	185,871	1,934	4.10%	265,331	2,791	4.23%
Total borrowed funds	222,795	1,838	3.32%	235,863	1,987	3.32%	351,474	2,871	3.28%
Total interest-bearing liabilities	1,371,780	5,823	1.72%	1,415,558	6,320	1.77%	1,552,571	8,014	2.09%
Non-interest-bearing deposits	222,656			218,288			203,158
Other liabilities	12,001			14,317			13,972
Total liabilities	1,606,437			1,648,163			1,769,701
Preferred equity	25,245			38,632			38,556
Common equity	193,045			195,174			205,276
Total stockholders’ equity	218,290			233,806			243,832
Total liabilities and
stockholders’ equity	$1,824,727			$1,881,969			$2,013,533
Interest rate spread		$13,794	3.17%		$14,407	3.17%		$15,843	3.23%
Net interest margin			3.43%			3.44%			3.52%

(1)	Average balances are based on carrying value.

(2)	Interest income and yields are presented on a fully tax-equivalent basis using a 35% federal tax rate.

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

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
(Dollars in thousands)
Net interest income, as reported	$13,495	$14,061	$15,441
Taxable equivalent adjustments	299	346	402
Fully tax-equivalent net interest income	$13,794	$14,407	$15,843
The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended March 31, 2011 Compared to
(Dollars in thousands)	December 31, 2010			March 31, 2010
Increase (decrease) in:	Rate	Volume	Total (1)	Rate	Volume	Total (1)
INTEREST INCOME:
Short-term investments	$(4)	$(19)	$(23)	$(1)	$8	$7
Investment Securities: (2)
Taxable	(837)	873	36	(839)	(928)	(1,767)
Nontaxable	68	(190)	(122)	—	(334)	(334)
Total investment income	(769)	683	(86)	(839)	(1,262)	(2,101)
Loans:
Commercial	(139)	(536)	(675)	(595)	(936)	(1,531)
Real estate	(197)	(81)	(278)	(190)	(228)	(418)
Consumer	(2)	(46)	(48)	(78)	(119)	(197)
Total loan income	(338)	(663)	(1,001)	(863)	(1,283)	(2,146)
Total interest income	(1,111)	1	(1,110)	(1,703)	(2,537)	(4,240)
INTEREST EXPENSE:
Deposits:
Savings accounts	3	3	6	3	5	8
Interest-bearing demand accounts	(1)	(9)	(10)	(98)	59	(39)
Money market accounts	(79)	(27)	(106)	(495)	84	(411)
Brokered certificates of deposit	103	(169)	(66)	120	(292)	(172)
Retail certificates of deposit	(110)	(62)	(172)	(257)	(287)	(544)
Total deposit cost	(84)	(264)	(348)	(727)	(431)	(1,158)
Borrowed funds:
Short-term borrowings	(14)	(4)	(18)	(15)	(30)	(45)
Long-term borrowings	(20)	(111)	(131)	(216)	(772)	(988)
Total borrowed funds cost	(34)	(115)	(149)	(231)	(802)	(1,033)
Total interest expense	(118)	(379)	(497)	(958)	(1,233)	(2,191)
Net interest income	$(993)	$380	$(613)	$(745)	$(1,304)	$(2,049)

(1)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.

(2)	Presented on a fully tax-equivalent basis.

In the first quarter of 2011, net interest income decreased 4% from the linked quarter, due mostly to the impact of the low interest rate environment on asset yields. The decline in asset yields during the first quarter was partially offset by actions taken by management to reduce funding costs. These actions included less aggressive pricing of higher-cost deposits during the past several quarters, which also caused modest declines in certain deposit balances, and repaying wholesale borrowings as they mature. Average loan balances were down 4% in the first quarter of 2011, driven by payoffs and charge-offs. However, management redeployed short-term investments into longer-term investments, which minimized the impact of lower loan balances on net interest income. This action also allowed first quarter 2011 net interest margin to remain consistent with the linked quarter.
Compared to the prior year, first quarter net interest income was down 13%, while net interest margin compressed 9 basis points. The main driver of these reductions was the decline in average loan balances experienced as a result of payoffs and charge-offs remaining elevated over the last year. Contributing to the declines was a greater decrease in asset yields than the reduction in funding costs. Peoples' deposit pricing strategy over the past several quarters has caused a moderate decrease in higher-cost deposits, such as retail certificates of deposit.
During the remainder of 2011, Peoples' balance sheet strategies will focus on growing loans profitably, remaining disciplined with loan and deposit pricing and maintaining good liquidity. Unfavorable economic conditions continue to exist within Peoples' primary market area, which has an adverse effect on new loan demand. Additionally, opportunities to reduce funding costs will be limited, as minimal high-cost funding is scheduled to mature. As a result, management believes there will be downward pressure on net interest income and margin unless the Federal Reserve takes steps to raise short-term interest rates.
Detailed information regarding changes in the Consolidated Balance Sheets can be found under appropriate captions of the “FINANCIAL CONDITION” section of this discussion. Additional information regarding Peoples' interest rate risk and the potential impact of interest rate changes on Peoples' results of operations and financial condition can be found later in this discussion under the caption “Interest Rate Sensitivity and Liquidity”.

Provision for Loan Losses
The following table details Peoples’ provision for loan losses:

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
(Dollars in thousands)
Provision for checking account overdrafts	$11	$133	$20
Provision for other loan losses	5,300	6,819	6,481
Total provision for loan losses	$5,311	$6,952	$6,501
As a percentage of average gross loans (annualized)	2.24%	2.75%	2.47%
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

Non-Interest Income
Insurance income comprised the largest portion of non-interest income.  The following table details Peoples’ insurance income:

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
(Dollars in thousands)
Property and casualty insurance commissions	$1,678	$1,718	$1,684
Performance based commissions	943	—	585
Life and health insurance commissions	161	145	121
Credit life and A&H insurance commissions	30	35	14
Other fees and charges	20	60	7
Total insurance income	$2,832	$1,958	$2,411

Peoples continues to be successful at retaining insurance customers. However, growth in property and casualty insurance commission levels has been restrained by the effects of a contracting economy on commercial insurance needs. The performance based commissions typically are recorded annually in the first quarter and are based on a combination of factors, such as loss experience of insurance policies sold, production volumes, and overall financial performance of the individual insurance carriers.
Deposit account service charges also comprised a significant portion of first quarter 2011 non-interest income.  The following table details Peoples’ deposit account service charges:

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
(Dollars in thousands)
Overdraft fees	$1,444	$1,780	$1,594
Non-sufficient funds fees	274	343	314
Other fees and charges	456	288	390
Total deposit account service charges	$2,174	$2,411	$2,298

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
New regulations governing overdraft fees became effective during the third quarter of 2010, which limit the ability of banks to impose overdraft fees on certain transactions. Management has taken steps to mitigate the adverse impact of these regulatory changes. As a result, the lower overdraft fees in the first quarter of 2011 compared to the same period in 2010 was mostly attributable to reduced volumes driven by changes in customer behavior.
The following tables detail Peoples’ trust and investment income and related assets under management:

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
(Dollars in thousands)
Fiduciary	$1,039	$1,101	$1,318
Brokerage	286	256	238
Total trust and investment income	$1,325	$1,357	$1,556

	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
(Dollars in thousands)
Trust assets under management	$852,972	$836,587	$795,335	$742,044	$768,189
Brokerage assets under management	260,134	256,579	233,308	214,421	229,324
Total managed assets	$1,113,106	$1,093,166	$1,028,643	$956,465	$997,513
Quarterly average	$1,105,329	$1,055,936	$998,307	$986,794	$975,836

Peoples' fiduciary and brokerage revenues are primarily driven by the value of assets under management. The key driver of the year-over-year decrease in first quarter fiduciary revenues was the non-recurrence of estate management fees, which totaled $256,000 in the first quarter of 2010. The changes in asset values primarily reflect the fluctuations experienced in the financial markets as a whole.
First quarter 2011 mortgage banking income declined 47% from the linked quarter but was 59% higher than the first quarter of 2010. The variances were driven mostly by the level of refinancing activity based on long-term mortgage interest rates offered by the secondary market. In the first quarter of 2011, Peoples sold approximately $16 million of loans to the secondary market, down from $32 million during the linked quarter and $9 million in the first quarter of 2010.

Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for approximately 52% of total non-interest expense.  The following table details Peoples’ salaries and employee benefit costs:

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
(Dollars in thousands)
Base salaries and wages	$5,276	$5,090	$5,056
Sales-based and incentive compensation	986	886	712
Employee benefits	945	992	1,336
Stock-based compensation	33	18	26
Deferred personnel costs	(292)	(357)	(282)
Payroll taxes and other employment costs	679	488	529
Total salaries and employee benefit costs	$7,627	$7,117	$7,377
Full-time equivalent employees:
Actual at end of period	543	534	530
Average during the period	538	531	532

Base salaries and wages were higher in the first quarter of 2011, versus both the linked and year ago quarters, due to annual base salary adjustments, plus the increase in full-time equivalent employees. First quarter 2011 sales-based and incentive compensation were impacted by increased expense associated with corporate incentive plans, which are based in part on Peoples' performance. Contributing to the year-over-year increase were higher retail sales incentive payments. Peoples' employee benefit costs for the first quarter of 2011 was impacted positively by the freeze of pension benefits, which became effective on March 1, 2011. The result was Peoples recording a net pension benefit of $75,000 in the first quarter of 2011 versus net pension costs of $158,000 and $135,000 in the fourth and first quarters of 2010, respectively. In addition, first quarter employee medical benefit plan expenses were down 24% year-over-year but remained 11% higher than the linked quarter. The lower pension and employee medical plan costs were partially offset by higher 401(k) costs resulting from Peoples restoring the company match to 2009 levels. The linked quarter increase in payroll taxes and other compensation costs primarily reflect the impact of lower taxes in the fourth quarter of 2010 as a result of annual base wage limits for certain taxes being met. Peoples incurred higher payroll taxes compared to the first quarter of 2010, from the impact of higher base wages resulting from salary adjustments and a modest increase in the number of full-time equivalent employees.
Peoples’ net occupancy and equipment expense was comprised of the following:

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
(Dollars in thousands)
Depreciation	$489	$487	$492
Repairs and maintenance costs	416	381	456
Net rent expense	225	221	222
Property taxes, utilities and other costs	371	351	348
Total net occupancy and equipment expense	$1,501	$1,440	$1,518
Depreciation expense was held relatively flat as a result of management limiting capital expenditures in connection with various cost saving initiatives implemented during 2010. The variances in repairs and maintenance costs were driven primarily by seasonal variances in maintenance costs, such as snow removal costs.
In the first quarter of 2011, professional fees decreased 18% from the linked quarter basis but were up 15% year-over-year. The key driver of these variances was the timing of external legal services for problem loan workouts and external consulting services associated with various strategic initiatives.
Foreclosed real estate and other loan expenses, which include costs associated with maintaining foreclosed assets, were lower in the first quarter of 2011 compared to the prior year, due mostly to costs associated with commercial properties acquired through foreclosure in the fourth quarter of 2009. These costs are anticipated to remain comparable with the amount incurred for the first quarter of 2011 during the remainder of 2011. However, actual costs for future quarters will continue to be dependent upon the level and nature of Peoples' problem assets.

During the remainder of 2011, management expects Peoples' total non-interest expense to be comparable to the amount for the first quarter of 2011. While the change in assessment base is expected to reduce FDIC insurance costs, this benefit could be offset by expenses associated with the execution of strategic initiatives designed to position the company for future growth. The costs may include higher personnel costs from adding associates in key positions or increased marketing expenses.

Income Tax Expense
For the three months ended March 31, 2011, Peoples recorded income tax expense of $491,000, for an effective tax rate of 20.8%. This effective tax rate represents management's current estimate of the rate for the entire year. In comparison, Peoples recorded income tax expense of $111,000 for the same period in 2010, which included the entire $345,000 tax benefit associated with the first quarter 2010 investment impairment loss, producing an effective tax rate of 7.8%.

FINANCIAL CONDITION

Cash and Cash Equivalents
At March 31, 2011, Peoples' interest-bearing deposits in other banks included excess cash reserves at the Federal Reserve Bank of $2.8 million compared to $44.6 million at December 31, 2010. This decline occurred as a result of Peoples using these funds in the Partial TARP Redemption. The remaining decline occurred as the funds were redeployed into the investment portfolio.
Through three months of 2011, Peoples' total cash and cash equivalents decreased $41.0 million, due mostly to cash used in financing activities for the Partial TARP Redemption and $15.0 million reduction in borrowed funds. Investing activities used net cash of $16.1 million, primarily purchases of securities in the investment portfolio, which was mostly offset by cash from operating activities of $13.3 million.
In comparison, Peoples’ operating and financing activities in the first quarter of 2010 provided net cash of $11.1 million and $4.8 million, respectively, of which $5.6 million was used in investing activities, producing a $10.3 million increase in total cash and cash equivalents. Net cash provided by financing activities consisted of $39.1 million of net deposit growth, of which $33.1 million was used to reduce borrowed funds. New loan originations exceeded normal principal payments and loan payoffs by $6.5 million, accounting for the bulk of net cash used by investing activities.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”

Investment Securities
The following table details Peoples’ available-for-sale investment portfolio:

(Dollars in thousands)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Fair value:
Obligations of:
U.S. Treasury and government agencies	$38	$39	$60	$62	$79
U.S. government sponsored agencies	12,084	12,262	13,005	1,245	4,360
States and political subdivisions	38,401	47,379	51,288	58,682	61,970
Residential mortgage-backed securities	523,844	507,534	485,663	548,455	538,866
Commercial mortgage-backed securities	41,189	30,700	44,854	25,319	33,675
U.S. government-backed student loan pools	—	—	—	47,202	59,758
Bank-issued trust preferred securities	13,266	12,984	12,904	12,599	14,244
Equity securities	3,318	3,088	3,009	2,905	2,834
Total fair value	$632,140	$613,986	$610,783	$696,469	$715,786
Total amortized cost	$635,218	$617,121	$608,427	$685,382	$700,700
Net unrealized (loss) gain	$(3,078)	$(3,135)	$2,356	$11,087	$15,086
The size and composition of Peoples' investment portfolio changed significantly since March 31, 2010, primarily reflecting the deleveraging undertaken in the third quarter of 2010. While the majority of the proceeds from the third quarter 2010 investment sales were used to prepay long-term borrowings, a portion was reinvested into bonds issued by U.S. government sponsored agencies, which accounted for the increase in this segment during the third quarter of 2010. The lower investment in obligations of states and political subdivisions reflects the strategic sale of selected securities over the last two quarters.

Further changes in the size and composition of the investment portfolio may occur in future quarters, as management may reinvest principal runoff from mortgage-backed securities into other security types.
Peoples' investment in residential and commercial mortgage-backed securities largely consists of securities either guaranteed by the U.S. government or issued by U.S. government-sponsored agencies, such as Fannie Mae and Freddie Mac. The remaining portion of Peoples' mortgage-backed securities consists of securities issued by other entities, including other financial institutions, which are not guaranteed by the U.S. government. The amount of these “non-agency” securities included in the residential and commercial mortgage-backed securities totals above were as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Residential	$101,760	$113,559	$141,779	$156,962	$140,736
Commercial	2,734	26,090	23,749	25,319	33,675
Total fair value	$104,494	$139,649	$165,528	$182,281	$174,411
Total amortized cost	$102,295	$136,997	$162,066	$181,727	$173,933
Net unrealized gain	$2,199	$2,652	$3,462	$554	$478

The non-agency portfolio consists entirely of first lien residential and commercial mortgages and all securities are rated AAA or equivalent by Moody’s, Standard & Poor's and/or Fitch.  Nearly all of the underlying loans in these securities were originated in 2003 or earlier and have fixed interest rates.

Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Gross portfolio loans:
Commercial real estate	$438,224	$452,875	$454,499	$471,046	$501,917
Commercial and industrial	147,386	153,192	178,014	165,916	165,934
Real estate construction	32,839	22,478	39,621	36,490	34,894
Residential real estate	197,513	200,275	205,125	207,314	212,569
Home equity lines of credit	47,906	48,130	49,435	50,259	49,444
Consumer	82,521	81,567	82,894	83,735	85,231
Deposit account overdrafts	1,640	2,201	1,291	1,346	1,299
Total portfolio loans	$948,029	$960,718	$1,010,879	$1,016,106	$1,051,288
Percent of loans to total loans:
Commercial real estate	46.2%	47.1%	45.0%	46.4%	47.7%
Commercial and industrial	15.5%	15.9%	17.6%	16.3%	15.8%
Real estate construction	3.5%	2.3%	3.9%	3.6%	3.3%
Residential real estate	20.8%	20.8%	20.3%	20.4%	20.2%
Home equity lines of credit	5.1%	5.0%	4.9%	4.9%	4.7%
Consumer	8.7%	8.7%	8.2%	8.3%	8.2%
Deposit account overdrafts	0.2%	0.2%	0.1%	0.1%	0.1%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%

Residential real estate loans being serviced for others	$258,626	$250,630	$235,538	$234,134	$230,183

During the first quarter of 2011, new commercial loan production remained steady, driven in part by the addition of several new lenders in recent months. However, total loan balances declined during the quarter, due in large part to sizable paydowns, including the payoff of a single $10 million commercial and industrial loan. Contributing to the first quarter decrease was the impact of charge-offs remaining elevated, as discussed in greater detail later in this discussion. Unfavorable economic conditions continue to persist within Peoples' market areas, which adversely affects demand for new loans. In addition, the utilization of lines of credit by commercial borrowers remains lower than historical levels. Real estate construction loans increased during the first quarter of 2011, primarily as a result of advances on existing loans.

One of Peoples' strategic goals for the remainder of 2011, and future years, will be quality loan growth. Given current concentrations in commercial real estate lending, the primary emphasis of future lending activity will be on commercial and industrial, small business and consumer lending opportunities. However, management believes some sizable loan payoffs could occur in future quarters, which could offset new production.

Loan Concentration
Peoples categorizes its commercial loans according to standard industry classifications and monitors for concentrations in a single industry or multiple industries that could be impacted by changes in economic conditions in a similar manner. Peoples' commercial lending activities continue to be spread over a diverse range of businesses from all sectors of the economy, with no single industry comprising over 10% of Peoples' total loan portfolio.

Loans secured by commercial real estate, including commercial construction loans, continue to comprise approximately half of Peoples' loan portfolio. The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at March 31, 2011:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial, mortgage loans:
Lodging and lodging related	$67,916	$170	$68,086	15.3%
Office buildings and complexes:
Owner occupied	6,876	159	7,035	1.6%
Non-owner occupied	29,435	143	29,578	6.6%
Total office buildings and complexes	36,311	302	36,613	8.2%
Apartment complexes	56,038	643	56,681	12.7%
Retail facilities:
Owner occupied	9,917	38	9,955	2.2%
Non-owner occupied	26,773	398	27,171	6.1%
Total retail facilities	36,690	436	37,126	8.3%
Residential property:
Owner occupied	3,328	511	3,839	0.9%
Non-owner occupied	27,024	88	27,112	6.1%
Total residential property	30,352	599	30,951	7.0%
Light industrial facilities:
Owner occupied	21,860	100	21,960	4.9%
Non-owner occupied	11,580	—	11,580	2.6%
Total light industrial facilities	33,440	100	33,540	7.5%
Assisted living facilities and nursing homes	28,667	—	28,667	6.4%
Land and land development	21,343	225	21,568	4.8%
Health care facilities	18,615	26	18,641	4.2%
Other	108,852	4,229	113,081	25.4%
Total commercial, mortgage	$438,224	$6,730	$444,954	100.0%
Real estate, construction loans:
Assisted living facilities and nursing homes	$15,813	$3,042	$18,855	37.0%
Health care facilities	2,143	10,391	12,534	24.6%
Land and land development	3,227	906	4,133	8.1%
Other	11,656	3,722	15,378	30.2%
Total real estate, construction	$32,839	$18,061	$50,900	100.0%

Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, West Virginia and Kentucky. In all other states, the aggregate outstanding balance in each state was less than $4.0 million at both March 31, 2011 and December 31, 2010.

Allowance for Loan Losses
The amount of the allowance for loan losses at end of each period represents management's estimate of expected losses from existing loans based upon its formal quarterly analysis of the loan portfolio. While this process involves allocations being made to specific loans and pools of loans, the entire allowance is available for all losses incurred within the loan portfolio. The following details management's allocation of the allowance for loan losses:

(Dollars in thousands)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Commercial real estate	$19,613	$21,806	$21,382	$20,198	$19,388
Commercial and industrial	1,734	2,160	2,826	3,954	3,992
Residential real estate	1,642	1,400	1,414	1,359	1,436
Home equity lines of credit	444	431	497	534	540
Consumer	790	721	830	872	960
Deposit account overdrafts	226	248	261	251	237
Total allowance for loan losses	$24,449	$26,766	$27,210	$27,168	$26,553
As a percentage of total loans	2.58%	2.79%	2.68%	2.66%	2.53%
The significant allocations to commercial loans reflect the higher credit risk associated with this type of lending and the size of this loan category in relationship to the entire loan portfolio. The increased allowance for commercial real estate loans in the second and third quarters of 2010 primarily reflected changes to the qualitative factors used in determining the appropriate level of allowance for lodging and lodging related loans – Peoples' largest industrial concentration. At March 31, 2011, the allowance for loan losses was lower than recent quarters, reflecting a decrease in loans rated as substandard and the utilization of specific reserves for certain impaired loans due to the loans being charged-down during the first quarter to the estimated net realizable value of the underlying collateral.
The allowance allocated to the residential real estate and consumer loan categories is based upon Peoples' allowance methodology for homogeneous pools of loans. The fluctuations in these allocations have been directionally consistent with the changes in loan quality, loss experience and changes in loan balances in each category.

The following table summarizes Peoples’ net charge-offs:

	Three Months Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
(Dollars in thousands)
Gross charge-offs:
Commercial real estate	$7,078	$6,913	$7,557	$4,676	$6,423
Commercial and industrial	835	109	97	157	919
Residential real estate	201	400	382	145	201
Real estate construction	—	—	—	68	—
Home equity lines of credit	247	72	40	6	12
Consumer	283	236	247	242	349
Deposit account overdrafts	136	194	282	223	230
Total gross charge-offs	8,780	7,924	8,605	5,517	8,134
Recoveries:
Commercial real estate	315	187	355	275	505
Commercial and industrial	59	48	28	119	25
Residential real estate	443	111	28	68	18
Real estate construction	—	—	—	—	—
Home equity lines of credit	10	7	2	1	24
Consumer	222	127	156	153	235
Deposit account overdrafts	103	48	73	58	122
Total recoveries	1,152	528	642	674	929
Net charge-offs (recoveries):
Commercial real estate	6,763	6,726	7,202	4,401	5,918
Commercial and industrial	776	61	69	38	894
Residential real estate	(242)	289	354	77	183
Real estate construction	—	—	—	68	—
Home equity lines of credit	237	65	38	5	(12)
Consumer	61	109	91	89	114
Deposit account overdrafts	33	146	209	165	108
Total net charge-offs	$7,628	$7,396	$7,963	$4,843	$7,205
Ratio of net charge-offs to average loans (annualized):
Commercial real estate	2.84%	2.72%	2.81%	1.70%	2.26%
Commercial and industrial	0.33%	0.02%	0.03%	0.01%	0.34%
Residential real estate	(0.10)%	0.12%	0.14%	0.03%	0.07%
Real estate construction	—%	—%	—%	0.03%	—%
Home equity lines of credit	0.10%	0.02%	0.01%	—%	—%
Consumer	0.03%	0.04%	0.04%	0.03%	0.04%
Deposit account overdrafts	0.01%	0.01%	0.08%	0.06%	0.04%
Total	3.21%	2.93%	3.11%	1.86%	2.76%
First quarter 2011 charge-offs were impacted by $4.9 million in losses on two existing impaired commercial real estate loan relationships, which became under-collateralized during the quarter as a result of continued weakness in commercial real estate values. Of this amount, $3.1 million was attributable to a relationship collateralized by undeveloped land located within Peoples' northeastern Kentucky market area, which was considered impaired and placed on nonaccrual status during the second quarter of 2010. The remaining $1.8 million was attributable to a relationship collateralized by non-owner occupied retail facilities located within central Ohio, which was considered impaired and placed on nonaccrual status in late 2009. At March 31, 2011, these relationships had an aggregate unpaid principal balance of $20.3 million and Peoples' recorded investment after the first quarter 2011 charge-offs was $9.1 million, which represented the estimated net realizable fair value of the underlying collateral. In addition, several other existing impaired loans continued to progress through the workout process, which resulted in the loans being charged-down by $1.1 million to the estimated net realizable value of their underlying collateral.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Loans 90+ days past due and accruing:
Commercial real estate	$—	$—	$—	$459	$—
Commercial and industrial	37	—	31	—	—
Residential real estate	—	27	—	22	—
Total	37	27	31	481	—
Nonaccrual loans:
Commercial real estate	27,934	34,392	30,083	29,676	22,706
Commercial and industrial	1,536	1,714	2,051	2,877	3,019
Residential real estate	2,491	3,790	4,481	4,933	3,567
Home equity	361	554	562	564	536
Consumer	—	—	7	—	4
Total	32,322	40,450	37,184	38,050	29,832
Total nonperforming loans (NPLs)	32,359	40,477	37,215	38,531	29,832
Other real estate owned (OREO)
Commercial	4,220	4,280	4,305	4,752	5,857
Residential	180	215	30	140	176
Total	4,400	4,495	4,335	4,892	6,033
Total nonperforming assets (NPAs)	$36,759	$44,972	$41,550	$43,423	$35,865
NPLs as a percent of total loans	3.41%	4.19%	3.67%	3.77%	2.84%
NPAs as a percent of total assets	2.04%	2.45%	2.21%	2.21%	1.79%
NPAs as a percent of gross loans and OREO	3.85%	4.64%	4.08%	4.23%	3.39%
Allowance for loan losses as a percent of NPLs	75.56%	66.10%	73.10%	70.50%	89.00%
The decline in nonperforming assets during the first quarter of 2011 occurred primarily as a result of the previously discussed charge-downs on impaired loans. Peoples' nonaccrual commercial real estate loans primarily consist of non-owner occupied commercial properties and real estate development projects. In general, management believes repayment of these loans is dependent on the sale of the underlying collateral. As such, the carrying values of these loans are ultimately supported by management's estimate of the net proceeds Peoples would receive upon the sale of the collateral. These estimates are based in part on market values provided by independent, licensed or certified appraisers periodically, but no less frequently than annually. Given the sustained weakness in commercial real estate values, management continues to monitor changes in real estate values from quarter-to-quarter and updates its estimates as needed based on observable changes in market prices and/or updated appraisals for similar properties.
Overall, management believes the allowance for loan losses was adequate at March 31, 2011, based on all significant information currently available.  Still, there can be no assurance the allowance for loan losses will be adequate to cover future losses or that the amount of nonperforming loans will remain at current levels, especially considering the current economic uncertainty that exists and the concentration of commercial loans in Peoples’ loan portfolio.

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Interest-bearing deposits:
Retail certificates of deposit	$420,828	$430,886	$436,250	$448,900	$472,034
Money market deposit accounts	270,574	289,657	297,229	290,477	296,196
Governmental/public funds	149,961	119,572	139,843	136,119	143,068
Savings accounts	132,323	122,444	120,975	120,086	117,526
Interest-bearing demand accounts	97,561	96,507	92,585	94,542	88,425
Total retail interest-bearing deposits	1,071,247	1,059,066	1,086,882	1,090,124	1,117,249
Brokered certificates of deposits	70,522	87,465	95,862	105,093	116,464
Total interest-bearing deposits	1,141,769	1,146,531	1,182,744	1,195,217	1,233,713
Non-interest-bearing deposits	219,175	215,069	209,693	203,559	201,337
Total deposits	$1,360,944	$1,361,600	$1,392,437	$1,398,776	$1,435,050
 In the first quarter of 2011, management maintained its focus on changing Peoples' deposit mix away from higher-cost, non-core deposits as a means of reducing overall funding costs. This strategy has included more selective pricing of out-of-market certificates of deposit (“CDs”), governmental/public fund deposits and similar non-core deposits. These actions accounted for much of the decline in retail CDs and money market accounts since year-end 2010. Also during the first quarter of 2011, Peoples experienced seasonal increases in governmental/public funds from tax collections, as well as consumer savings and non-interest-bearing deposit balances.
Since March 31, 2010, Peoples has reduced the amount of brokered CDs due to the growth in retail deposit balances. Management expects further reductions in these balances in future quarters, as these deposits are not expected to be renewed based on Peoples' current deposit strategies and expected funding needs. Still, management continues to consider these deposits to be an alternative funding source to other wholesale funding for satisfying potential future liquidity needs.

Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Short-term borrowings:
Retail repurchase agreements	$42,283	$51,509	$49,060	$49,765	$49,714
Long-term borrowings:
FHLB advances	86,907	92,703	99,720	104,981	105,206
National market repurchase agreements	65,000	65,000	65,000	135,000	135,000
Total long-term borrowings	151,907	157,703	164,720	239,981	240,206
Subordinated notes held by subsidiary trust	22,574	22,565	22,557	22,548	22,539
Total borrowed funds	$216,764	$231,777	$236,337	$312,294	$312,459

The reduction in national market repurchase agreements since March 31, 2010 was the result of management's planned deleveraging of the balance sheet. Peoples has repaid maturing long-term borrowings over the last several quarters, using funds generated from retail deposit growth, contributing to the decline over the last year. The level and composition of borrowed funds may change in future quarters, as management will continue to use a combination of short-term and long-term borrowings to manage the interest rate risk of the balance sheet.

Capital/Stockholders’ Equity
During the first quarter of 2011, Peoples' total stockholders' equity and regulatory capital measures were impacted by the Partial TARP Capital Redemption. However, at March 31, 2011, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered well capitalized institutions under banking regulations. These higher capital levels reflect Peoples' desire to maintain strong capital positions throughout the current credit cycle and economic downturn to provide greater flexibility to work through asset quality issues that have arisen.

The following table details Peoples' actual risk-based capital levels and corresponding ratios:

(Dollars in thousands)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Capital Amounts:
Tier 1	$174,314	$194,407	$194,800	$195,439	$193,211
Tier 1 common	133,891	133,197	133,624	134,298	132,103
Total capital	189,672	209,738	210,768	211,509	209,647
Net risk-weighted assets	1,142,758	1,149,587	1,200,754	1,212,816	1,245,770
Capital Ratios:
Tier 1	15.25%	16.91%	16.22%	16.11%	15.51%
Tier 1 common	11.72%	11.59%	11.13%	11.07%	10.60%
Total capital	16.60%	18.24%	17.55%	17.44%	16.83%
Leverage ratio	9.81%	10.63%	10.26%	10.14%	9.97%

In addition to traditional capital measurements, management uses tangible capital to evaluate the adequacy of Peoples' stockholders' equity. This non-GAAP financial measure and related ratios facilitate comparisons with peers since they remove the impact of intangible assets acquired through acquisitions on the Consolidated Balance Sheets. The following table reconciles the calculation of tangible capital to amounts reported in Peoples' consolidated financial statements:

(Dollars in thousands)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Tangible Equity:
Total stockholders' equity, as reported	$210,485	$230,681	$233,759	$240,280	$240,842
Less: goodwill and other intangible assets	64,765	64,870	64,934	65,138	65,357
Tangible equity	$145,720	$165,811	$168,825	$175,142	$175,485

Tangible Common Equity:
Tangible equity	$145,720	$165,811	$168,825	$175,142	$175,485
Less: preferred stockholders' equity	17,850	38,645	38,619	38,593	38,568
Tangible common equity	$127,870	$127,166	$130,206	$136,549	$136,917

Tangible Assets:
Total assets, as reported	$1,801,590	$1,837,985	$1,883,689	$1,967,046	$2,003,271
Less: goodwill and other intangible assets	64,765	64,870	64,934	65,138	65,357
Tangible assets	$1,736,825	$1,773,115	$1,818,755	$1,901,908	$1,937,914

Tangible Book Value per Share:
Tangible common equity	$127,870	$127,166	$130,206	$136,549	$136,917
Common shares outstanding	10,474,507	10,457,327	10,438,510	10,423,317	10,408,096

Tangible book value per share	$12.21	$12.16	$12.47	$13.10	$13.15

Tangible Equity to Tangible Assets Ratio:
Tangible equity	$145,720	$165,811	$168,825	$175,142	$175,485
Total tangible assets	$1,736,825	$1,773,115	$1,818,755	$1,901,908	$1,937,914

Tangible equity to tangible assets	8.39%	9.35%	9.28%	9.21%	9.06%

Tangible Common Equity to Tangible Assets Ratio:
Tangible common equity	$127,870	$127,166	$130,206	$136,549	$136,917
Tangible assets	$1,736,825	$1,773,115	$1,818,755	$1,901,908	$1,937,914

Tangible common equity to tangible assets	7.36%	7.17%	7.16%	7.18%	7.07%

The fluctuations in tangible equity and tangible common equity over the last several quarters primarily reflected the impact of changes in fair value of Peoples' available-for-sale investment portfolio on accumulated other comprehensive income, a component of total stockholders' equity. The reduction in tangible assets over the last several quarters occurred primarily as a result of decreased loan balances. Other contributing factors included the reduction in the investment portfolio during the third quarter of 2010 and utilization of short-term assets for the Partial TARP Capital Redemption.

Interest Rate Sensitivity and Liquidity
While Peoples is exposed to various business risks, the risks relating to interest rate sensitivity and liquidity are major risks that can materially impact future results of operations and financial condition due to their complexity and dynamic nature. The objective of Peoples' asset/liability management (“ALM”) function is to measure and manage these risks in order to optimize net interest income within the constraints of prudent capital adequacy, liquidity and safety. This objective requires Peoples to focus on interest rate risk exposure and adequate liquidity through its management of the mix of assets and liabilities, their related cash flows and the rates earned and paid on those assets and liabilities. Ultimately, the ALM function is intended to guide management in the acquisition and disposition of earning assets and selection of appropriate funding sources.

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

Peoples has assigned overall management of IRR to its Asset-Liability Committee (the “ALCO”), which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level and amount of IRR. There have been no material changes to the policies or methods used by the ALCO to assess IRR from those disclosed in Peoples' 2010 Form 10-K.

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis (dollars in thousands):

Increase in Interest Rate	Estimated Increase in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
300	$8,514	16.7%	$8,973	17.2%	$(20,865)	(9.8)%	$(9,005)	(3.9)%
200	6,819	13.4%	6,860	13.2%	(12,268)	(5.7)%	(3,297)	(1.4)%
100	4,164	8.2%	4,048	7.8%	(1,881)	(0.9)%	1,599	0.7%

At March 31, 2011, Peoples' balance sheet remained positioned for a rising interest rate environment, as illustrated by the potential increase in net interest income shown in the above table. While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in Peoples' balance sheet, interest rates typically move in a non-parallel manner, with the differences in both the timing and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that could occur as a result of the Federal Reserve increasing short-term interest rates in future quarters could be offset by an inverse movement in long-term interest rates.

Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The ALCO defines liquidity as the ability to meet anticipated and unanticipated operating cash needs, loan demand and deposit withdrawals, without incurring a sustained negative impact on profitability. The ALCO's liquidity management policy sets limits on the net liquidity position and the concentration of non-core funding sources, both wholesale funding and brokered deposits.

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

Peoples also has a contingency funding plan that serves as an action plan for management in the event of a short-term or long-term funding crisis caused by a single or series of unexpected events. The policy identifies potential triggers and early warning indicators of a funding crisis, such as unexpected deposit withdrawals, and failure of unrelated financial institutions within Peoples' primary market area. Additionally, the policy identifies sources of liquidity that may be utilized in the event of either a short-term or long-term funding crisis.

At March 31, 2011, Peoples had available borrowing capacity through its wholesale funding sources, primarily the Federal Home Loan Bank of Cincinnati and Federal Reserve Bank of Cleveland, and unpledged investment securities totaling approximately $305 million that can be used to satisfy liquidity needs, compared to $286 million at year-end 2010. This liquidity position excludes excess cash reserves being maintained and the impact of Peoples' ability to obtain additional funding by either offering higher rates on retail deposits or issuing additional brokered deposits

Management believes the current balance of cash and cash equivalents and anticipated cash flows from the investment portfolio, along with the availability of other funding sources, will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.

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

(Dollars in thousands)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Loan Commitments:
Home equity lines of credit	$40,293	$40,021	$39,585	$39,650	$40,213
Unadvanced construction loans	16,418	6,107	11,954	14,878	12,921
Other loan commitments	111,720	108,995	103,726	108,281	109,822
Total commitments	$168,431	$155,123	$155,265	$162,809	$162,956

Standby letters of credit	$41,553	$42,097	$42,158	$43,505	$43,628

Management does not anticipate Peoples’ current off-balance sheet activities will have a material impact on future results of operations and financial condition based on historical experience and recent trends.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item 3 is provided under the caption “Interest Rate Sensitivity and Liquidity” under “ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION” in this Form 10-Q, and is incorporated herein by reference.

ITEM 4   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of March 31, 2011.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:

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

 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples’ fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS
In the ordinary course of their respective businesses or operations, Peoples or one of its subsidiaries may be named as a plaintiff, a defendant, or a party to a legal proceeding or any of their respective properties may be subject to various pending and threatened legal proceedings and various actual and potential claims.  In view of the inherent difficulty of predicting the outcome of such matters, Peoples cannot state what the eventual outcome of any such matters will be; however, based on current knowledge and after consultation with legal counsel, management believes these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Peoples.

ITEM 1A   RISK FACTORS
There have been no material changes from those risk factors previously disclosed in “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2010 Form 10-K.  Those risk factors are not the only risks Peoples faces.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended March 31, 2011:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – 31, 2011	—		$—		—	—
February 1 – 28, 2011	1,919	(2)	$13.76	(2)	—	—
March 1 – 31, 2011	243	(2)	$12.30	(2)	—	—
Total	2,162		$13.59		—	—

(1)
Peoples’ Board of Directors has not authorized any stock repurchase plans or programs for 2011, due in part to the restrictions on stock repurchases imposed by the terms of the TARP Capital Investment.

(2)
Information reflects solely common shares purchased in open market transactions by Peoples Bank under the Rabbi Trust Agreement establishing a rabbi trust holding assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Second Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4   (REMOVED AND RESERVED)

ITEM 5   OTHER INFORMATION
None.

ITEM 6   EXHIBITS
The exhibits required to be filed with this Form 10-Q are attached hereto or incorporated herein by reference.  For a list of such exhibits, see “Exhibit Index” beginning at page 45.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	May 2, 2011	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	May 2, 2011	By: /s/	EDWARD G. SLOANE
Edward G. Sloane
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

PEOPLES BANCORP INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of amendments to Section 2.01 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 22, 2010	Incorporated herein by reference to Exhibit 3.2(e) to Peoples’ Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010 (File No. 0-16772) ("Peoples' June 30, 2010 Form 10-Q/A")

EXHIBIT INDEX
(continued)
Exhibit Number	Description	Exhibit Location
3.2(e)	Code of Regulations of Peoples Bancorp Inc. (reflecting amendments through April 22, 2010) [For SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3.2(f) to Peoples' June 30, 2010 Form 10-Q/A

4.1	Warrant to purchase 313,505 Shares of Common Stock (common shares) of Peoples Bancorp Inc., issued to the United States Department of the Treasury on January 30, 2009	Incorporated herein by reference to Exhibit 4.1 to Peoples’ February 2, 2009 Form 8-K

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
Incorporated herein by reference to Exhibit 10.1 to Peoples’ February 2, 2009 Form 8-K

4.3	Letter Agreement, dated February 2, 2011, between Peoples Bancorp Inc. and the United States Department of the Treasury.	Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed February 4, 2011 (File No. 0-16772)

10.1	Summary of Base Salaries for Peoples' Executive Officers*	Filed herewith

10.2	Letter Agreement, dated January 18, 2011, between Peoples Bancorp Inc. and Richard W. Stafford.*	Incorporated herein by reference to Exhibit 10.31 of Peoples' Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-16722)("Peoples' 2010 Form 10-K")

10.3	Letter Agreement, dated January 18, 2011, between Peoples Bancorp Inc. and David L. Mead.*	Incorporated herein by reference to Exhibit 10.32 of Peoples' 2010 Form 10-K

10.4	Change in Control Agreement between Peoples Bancorp Inc. and Michael W. Hager (adopted January 27, 2011).*	Incorporated herein by reference to Exhibit 10.33 of Peoples' 2010 Form 10-K

10.5	Letter Agreement, dated February 23, 2011, between Peoples Bancorp Inc. and Michael W. Hager.*	Filed herewith

10.6	Peoples Bancorp Inc. 2011 Management Transition Bonus Plan.*	Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed February 2, 2011 (File No. 0-16722)(“Peoples' February 2, 2011 Form 8-K”)

10.7
Form of Award Agreement to evidence participation in the Peoples Bancorp Inc. 2011 Management Transition Bonus Plan executed by each of Michael W. Hager, Daniel K. McGill, Carol A. Schneeberger, Edward G. Sloane and Richard W. Stafford.*
Incorporated herein by reference to Exhibit 10.2 to Peoples' February 2, 2011 Form 8-K

10.8
Form of Peoples Bancorp Inc. 2006 Equity Plan Performance-Based Restricted Stock Agreement for employees used and to be used to evidence awards of performance-based restricted stock granted to employees of Peoples Bancorp Inc.*
Filed herewith

12	Statements regarding Computation of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends Appearing in Quarterly Report on Form 10-Q	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith
* Management Compensation Plan

EXHIBIT INDEX
(continued)
Exhibit Number	Description	Exhibit Location
31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code [President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer]	Furnished herewith